Form 10-Q
period 2004-06-30
KITE REALTY GROUP TRUST
filed 2004-09-24
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-32268

Kite Realty Group Trust

State of Organization:	IRS Employer Identification Number:
Maryland	11-3715772

30 S. Meridian Street, Suite 1100
Indianapolis, Indiana 46204
Telephone: (317) 577-5600

(Address, including zip code and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of Common Shares outstanding as of September 20, 2004 was 19,148,267 ($.01 par value)

KITE REALTY GROUP TRUST

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Registrant” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Kite Property Group is the predecessor of Kite Realty Group Trust.  Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•                  national and local economic conditions;

•                  the ability of tenants to pay rent;

•                  the competitive environment in which the Company operates;

•                  financing risks;

•                  acquisition, disposition, development and joint venture risks;

•                  potential environmental and other liabilities;

•                  other factors affecting the real estate industry generally; and

•                  other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports the Company files with the Securities and Exchange Commission (the “SEC”) or in other documents that it publicly disseminates.

The Company undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Kite Property Group

Combined Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Investment properties, at cost:
Land	$38,484,407	$19,319,563
Land held for development	7,137,095	7,137,095
Buildings and improvements	166,387,160	77,076,703
Furniture and equipment	4,267,549	1,596,820
Construction in progress	50,986,999	48,681,767
	267,263,210	153,811,948
Less: accumulated depreciation	(11,162,421)	(4,465,775)
	256,100,789	149,346,173

Cash and cash equivalents	3,445,828	2,189,478
Tenant receivables, including accrued straight-line rent	2,535,736	1,520,487
Other receivables	4,905,126	5,139,118
Due from affiliates	4,818,973	3,905,605
Investments in unconsolidated entities, at equity	1,162,577	2,136,158
Escrow deposits	3,271,269	595,459
Deferred costs, net	7,408,340	6,053,515
Prepaid and other assets	2,893,355	449,713

Total Assets	$286,541,993	$171,335,706

Liabilities and Owners’ Equity:
Mortgage and other indebtedness	$236,579,554	$141,498,289
Cash distributions and losses in excess, net of investment in unconsolidated entities, at equity	2,887,896	2,864,690
Accounts payable and accrued expenses	17,157,787	9,541,494
Deferred revenue	15,261,548	9,266,250
Due to affiliate	9,506,000	1,469,560
Minority interest	6,010,891	1,137,914

Total liabilities	287,403,676	165,778,197

Owners’ Equity (Deficit)	(861,683)	5,557,509

Total Liabilities and Owners’ Equity (Deficit)	$286,541,993	$171,335,706

See accompanying notes.

Kite Property Group
Combined Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:

Minimum rent	$4,901,039	$2,356,201	$8,170,768	$4,175,255

Tenant reimbursements	625,585	272,174	1,004,365	433,066

Other property related revenue	576,264	298,517	1,391,696	579,219

Service fee revenue	1,239,284	862,756	2,587,998	1,874,367

Construction revenue	571,721	3,108,137	1,457,428	3,927,856

Other income (loss), net	(34,893)	(27,628)	73,669	109,684

Total revenue	7,879,000	6,870,157	14,685,924	11,099,447

Expenses:

Property operating	1,739,007	844,474	2,813,560	1,402,535

Real estate taxes	847,791	360,376	1,228,490	527,296

Cost of construction	1,240,376	3,848,007	3,373,782	4,975,286

General, administrative, and other	738,483	427,232	1,352,264	1,130,018

Depreciation and amortization	1,542,273	736,184	2,452,900	1,264,903

Total expenses	6,107,930	6,216,273	11,220,996	9,300,038

Operating income	1,771,070	653,884	3,464,928	1,799,409

Interest expense	2,138,985	910,697	3,468,968	1,890,495

Minority interest (income) loss	(56,055)	42,196	(72,043)	45,427

Equity in earnings (loss) of unconsolidated entities	42,508	(308,237)	25,698	(327,250)

Net loss	$(381,462)	$(522,854)	$(50,385)	$(372,909)

See accompanying notes.

Kite Property Group

Combined Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flow from operating activities:
Net loss	$(50,385)	$(372,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	72,043	(45,427)
Equity in earnings (loss) of unconsolidated entities	(25,698)	327,250
Straight-line rent	(221,865)	(162,135)
Depreciation and amortization	2,747,128	1,326,526
Provision for credit losses	915,705	37,220
Changes in assets and liabilities:
Tenant receivables	(835,271)	(461,028)
Deferred costs and other assets	(3,786,264)	(3,473,090)
Accounts payable and accrued expenses	17,172,741	7,079,299
Net cash provided by operating activities	15,988,134	4,255,706

Cash flow from investing activities:
Acquisitions	(36,257,303)	(31,122,678)
Capital expenditures	(34,553,580)	(27,075,739)
Distributions received from unconsolidated entities	365,180	27,000
Contributions to unconsolidated entities	—	(25,150)
Change in construction payables	(2,222,862)	(1,628,140)
Consolidation of Glendale Mall as of March 31, 2004	108,822	—
Net cash used in investing activities	(72,559,743)	(59,824,707)

Cash flow from financing activities:
Loan proceeds	75,546,621	51,644,603
Loan transaction costs	(263,118)	(631,144)
Debt payments	(9,865,358)	(4,756,047)
Contributions (including minority interest share)	417,881	8,961,380
Distributions (including minority interest share)	(8,008,067)	(2,314,431)
Net cash provided by financing activities	57,827,959	52,904,361

Increase (decrease) in cash	1,256,350	(2,664,640)

Cash, beginning of period	2,189,478	3,492,844

Cash, end of period	$3,445,828	$828,204

See acccompanying notes.

Kite Property Group
(Predecessor of Kite Realty Group Trust)
Notes to Combined Financial Statements
June 30, 2004
(Unaudited)

Note 1.  Organization

Kite Realty Group Trust (the “Company” or “REIT”) was organized in Maryland on March 29, 2004 to succeed to the development, acquisition, construction and real estate businesses of Kite Property Group.  Kite Property Group, which consists of the properties, entities and interests contributed to the Company by its founders, is the predecessor of Kite Realty Group Trust.  On August 16, 2004, the Company completed an initial public offering of 16.3 million common shares at $13.00 per share and contributed the net proceeds of $192.5 million in exchange for a 67% controlling interest in Kite Realty Group, L.P. (the “Operating Partnership”), a newly formed Delaware limited partnership.  On September 14, 2004, the underwriters exercised their over-allotment option to purchase an additional 2 million common shares at $13.00 per share, resulting in additional net proceeds of $24.2 million.

In connection with the offering, the Principals of Kite Property Group (Al Kite, John Kite and Paul Kite) exchanged their interests in certain properties and service companies for limited partner interests in the Operating Partnership and common shares of the REIT.  The Operating Partnership also acquired joint venture partners’ interests in seven joint venture properties and minority partners’ interests in the consolidated properties.

As a result of the public offering and related formation transactions, the REIT, through the Operating Partnership or predecessor company, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties, of which 27 of the 35 entities were consolidated as of June 30, 2004.  The REIT also provides real estate facilities management, construction, development and other advisory services to third parties.

Note 2.  Basis of Presentation

The accompanying financial statements of Kite Property Group have been presented on a combined historical cost basis because of the affiliated ownership and common management and because the assets and liabilities are the subject of a business combination with the Operating Partnership and the REIT, both newly formed entities with no prior operations. The Principals have operations that were not contributed to the Operating Partnership and, therefore, the accompanying financial statements are not intended to represent the financial position and results of operations of the Principals.  In management’s opinion, these combined financial statements include all the assets, liabilities, revenues and expenses associated with the operations of the entities or interests therein transferred to the Operating Partnership or the REIT. All significant intercompany balances and transactions have been eliminated. The business combination has been structured as an exchange of entities or interests controlled by the Principals primarily for common shares of the REIT and limited partnership interests in the Operating Partnership. The exchange of entities or interests held by the Principals for common shares of the REIT and limited partnership interests will be accounted for as a reorganization of entities under common control and, accordingly, related assets and liabilities will be reflected at their historical cost basis.  Purchase accounting will be applied to the acquisitions of all joint venture and minority partners’ interests.

The Principals’ investments in certain of the Properties are accounted for under the equity method. These investments, which represent non-controlling 33% to 73% ownership interests, are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. The properties and service companies for which the Principals have unilateral control, evidenced by the ability to make all major decisions such as the acquisition, sale or refinancing of the property without approval of the minority party, have been consolidated.

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.

The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis. The interim financial statements should be read in conjunction with the audited financial statements and the notes thereto of Kite Property Group and Kite Realty Group Trust included in the Company’s Form S-11 Registration Statement dated August 10, 2004.

Note 3.  Recent Accounting Developments

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which addresses the identification of variable interest entities (“VIE”) and the assessment of whether to consolidate such entities.  FIN No. 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.  The provisions of this interpretation apply immediately to VIEs formed after January 31, 2003.  For VIEs other than special purpose entities formed by public companies prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period ending after March 15, 2004.  On March 31, 2004, Kite Property Group adopted the provisions of FIN No. 46 which resulted in the consolidation of the Glendale Mall joint venture as of that date.  Periods prior to March 31, 2004 were not restated as a result of the adoption of FIN No. 46.  Revenues and expenses of Glendale Mall are included in the combined operating results of Kite Property Group beginning April 1, 2004.  Glendale Mall had net investment property of $35.1 million, debt of $29.4 million, and minority interest of $5.9 million as of March 31, 2004.  The debt is collateralized by the investment property.

Note 4.  Purchase Accounting

The Company allocates the purchase price of properties to tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards No 141, “Business Combinations” (“SFAS No. 141”).  The fair value of real estate acquired is allocated to land and buildings, while the fair value of in-place leases, consisting of above-market and below-market rents and other intangibles is allocated to intangible assets and liabilities.

Note 5.  Acquisition Activity

During the first six months of 2004, Kite Property Group acquired and placed into service three shopping center properties.  On April 1, 2004, the Company acquired Silver Glen Crossings in South Elgin, Illinois.  This community shopping center was built in 2002 and contains approximately 138,212 total square feet of gross leasable area (GLA), including non-owned GLA of 5,549 square feet.  The purchase price of this property was $23.4 million, including closing costs.

On June 28, 2004, the Company acquired Cedar Hill Village in Cedar Hill, Texas.  This community shopping center was built in 2002 and contains approximately 139,144 total square feet of GLA, including non-owned GLA of 94,830 square feet.  The purchase price of this property was $6.8 million, including closing costs.

On June 29, 2004, the Company acquired Galleria Plaza in Dallas, Texas.  This community shopping center was built in 2002 and contains approximately 44,306 square feet of GLA.  The purchase price of this property was $6.2 million, including closing costs.

These acquisitions were financed using additional borrowings and were accounted for using the purchase method of accounting.  The following table summarizes, on an unaudited pro forma basis, the combined results of operations for the three-month and six-month periods ended June 30, 2004 and 2003, respectively, as though the properties were acquired as of January 1, 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Pro forma revenues	$8,481,174	$8,077,901	$16,450,047	$14,009,293

Pro forma net income (loss)	(156,793)	(140,805)	644,419	419,106

See Note 8 for acquisitions closed subsequent to June 30, 2004.  The Company has also entered into binding acquisition agreements to acquire the following two properties:

•                  a Marsh Supermarket in Fishers, Indiana (a suburb of Indianapolis, Indiana) for a total purchase price of $5.0 million; and

•                  Centre at Panola neighborhood shopping center in Lithonia, Georgia (a suburb of Atlanta, Georgia) for a total purchase price of $3.9 million, net of debt assumed of $5.3 million

Note 6.  Mortgage Loans and Line of Credit

Mortgage and other indebtedness consist of the following at June 30, 2004 and December 31, 2003:

	Balance at
	June 30, 2004	December 31, 2003

Line of Credit	$37,096,880	$2,218,020

Construction Notes Payable - Variable Rate	48,279,884	36,711,972

Mortgage Notes Payable - Fixed Rate	49,598,766	49,882,309

Mortgage Notes Payable - Variable Rate	101,604,024	52,685,988

Total mortgage and other indebtedness	$236,579,554	$141,498,289

Kite Property Group’s indebtedness, including weighted average maturities and weighted average interest rates at June 30, 2004 and December 31, 2003 are summarized below:

	June 30, 2004				December 31, 2003
	Amount (Thousands)	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total	Amount (Thousands)	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed Rate Debt	$49,599	8.6	6.56%	21.0%	$49,882	4.4	6.56%	35.3%
Variable Rate Debt	186,981	1.2	3.64%	79.0%	91,616	1.4	3.62%	64.7%
	$236,580	2.8	4.26%	100.0%	$141,498	2.3	4.10%	100.0%

Mortgage and construction loans are secured by certain real estate, are generally due in monthly installments of interest and principal and mature over various terms through 2018.  Variable interest rates on mortgage and construction loans are based on either LIBOR plus a spread in a range of 135 to 250 basis points or Prime plus 0 to 100 basis points.  Fixed interest rates on mortgage loans range from 5.25% to 11.00%.

Note 7.  Segment Data

Kite Property Group’s operations are aligned into two business segments: (i) real estate operation and development and (ii) construction and advisory services.  Segment data for the six months ended June 30, 2004 and 2003 are as follows:

Six Months Ended June 30, 2004	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$10,571,892	$21,124,979	$31,696,871	$(17,010,947)	$14,685,924
Operating expenses, general, administrative and other	3,874,313	21,395,577	25,269,890	(16,501,794)	8,768,096
Depreciation and amortization	2,441,066	4,234	2,445,300	7,600	2,452,900
Operating income (loss)	4,256,513	(274,832)	3,981,681	(516,753)	3,464,928
Interest expense	3,420,676	48,292	3,468,968	—	3,468,968
Minority interest	(72,043)	—	(72,043)	—	(72,043)
Equity in earnings of unconsolidated entities	25,698	—	25,698	—	25,698
Net income (loss)	$789,492	$(323,124)	$466,368	$(516,753)	$(50,385)

Total assets	$272,104,671	$23,241,461	$295,346,132	$(8,804,139)	$286,541,993

Six Months Ended June 30, 2003	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$5,187,679	$10,724,360	$15,912,039	$(4,812,592)	$11,099,447
Operating expenses, general, administrative and other	1,839,185	10,770,748	12,609,933	(4,574,798)	8,035,135
Depreciation and amortization	1,264,903		1,264,903		1,264,903
Operating income (loss)	2,083,591	(46,388)	2,037,203	(237,794)	1,799,409
Interest expense	1,833,305	1,141	1,834,446	56,049	1,890,495
Minority interest	45,427	—	45,427	—	45,427
Equity in loss of unconsolidated entities	(327,250)	—	(327,250)	—	(327,250)
Net income (loss)	$(31,537)	$(47,529)	$(79,066)	$(293,843)	$(372,909)

Total assets	$125,175,433	$13,146,309	$138,321,742	$(4,863,652)	$133,458,090

Note 8.  Subsequent Events

Subsequent to June 30, 2004, Kite Property Group closed on the following acquisitions.  Transactions closed prior to the Company’s initial public offering were financed through line of credit borrowings while acquisitions closed subsequent to the initial public offering were financed through the use of offering proceeds.

Property Name	Closing Date	Purchase Price

Wal-Mart Plaza (99.9%)	July 1	$8.5 million
Eagle Creek Pad 2 (land)	July 7	1.1 million
Fishers Station (25%)	July 23	0.7 million
Hamilton Crossings	August 19	15.5 million
Waterford Lakes	August 20	9.1 million
Publix at Acworth	August 20	9.2 million
Plaza at Cedar Hill	August 31	11.2 million	(1)
Sunland Towne Centre	September 16	14.3 million	(2)

(1)          Net of debt assumed of $27.5 million.

(2)          Net of debt assumed of $17.8 million

On August 16, 2004, the Company completed its initial public offering of 16.3 million common shares at an offering price of $13.00 per share.  The offering resulted in net proceeds to the Company of $192.5 million.  On September 14, 2004, the Company sold an additional 2 million shares at $13.00 per share pursuant to exercise of the underwriters’ over-allotment option, which resulted in net proceeds to the Company of $24.2 million.

On August 31, 2004, the Company and the Operating Partnership entered into a three-year, $150 million secured revolving credit agreement with Lehman Commercial Paper, Inc. and Wachovia Bank, N.A..  Borrowings under this facility bear interest at a floating rate of LIBOR plus 135 to 150 basis points, depending on the Company’s leverage ratio and are secured by certain of the Company’s properties.  The amount that the Company may borrow under this facility is dependent on it maintaining a minimum “borrowing base” of properties.  As of September 24, 2004, approximately $40 million was available for draw under the facility.  Up to an additional 13 properties are available to be added to the borrowing base as additional funds are required.  This facility will be used principally to fund growth opportunities including acquisitions and development activities.

The credit facility also includes a short-term borrowing line of $20 million available for same day borrowings.  Borrowings under the short-term line may be outstanding for no more than five days.  The Company may extend the facility for one year, provided that no events of default exist and subject to an extension fee of $300,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the accompanying historical financial statements and related notes thereto.  In this discussion, unless the context suggests otherwise, references to “our company,” “we,” “us” and “our” mean  Kite Realty Group Trust and its subsidiaries and predecessors.  Kite Property Group is the predecessor to Kite Realty Group Trust.

Overview

We are a full-service, vertically integrated real estate company focused primarily on the development, construction, acquisition, ownership and operation of high quality neighborhood and community shopping centers in selected growth markets in the United States. We also provide real estate facility management, construction, development and other advisory services to third parties.

Upon the completion of our initial public offering and other formation transactions on August 16, 2004 and pending purchase acquisitions as of that date, we will own interests in a portfolio of 25 operating retail properties totaling approximately 4.1 million square feet of gross leasable area (including non-owned anchor space) and 12 retail properties under development that are expected to contain approximately 1.4 million square feet of gross leasable area (including non-owned anchor space). We also will own interests in four operating commercial properties totaling approximately 545,000 square feet of net rentable area, a related parking garage and one 115,000 square foot commercial property under development. In addition, we own interests in nine parcels of land at or near our properties that may be used for future development of retail or commercial properties.

We derive revenues primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. We also derive revenues from providing management, leasing, real estate development, construction and real estate advisory services. Our operating results therefore depend materially on the ability of our tenants to make required payments and overall real estate market conditions.

In the future, we intend to focus on internal growth and pursuing targeted development and acquisitions of neighborhood and community shopping centers. We expect to incur additional debt in connection with any future development or acquisitions of real estate.

Results of Operations

Acquisition and Development Activities

The comparability of results of operations is significantly affected by our development and acquisition activities in 2004 and 2003. At June 30, 2004, we owned interests in 22 operating properties (consisting of 17 retail properties, 4 commercial operating properties and a related parking garage) and had 13 properties under development. Of the 35 total properties held at June 30, 2004, six operating properties and two development properties were owned through joint ventures and accounted for under the equity method. We acquired and placed in service Shops at Eagle Creek on July 8, 2003. We acquired and placed in service Silver Glen Crossings on April 1, 2004, Cedar Hill Village on June 28, 2004 and Galleria Plaza on June 29, 2004.  The Boulevard Crossing and Circuit City Plaza properties became operational in February and March 2004, respectively.  Glendale Mall was consolidated on March 31, 2004 in accordance with the provisions of FASB Interpretation No. 46.

At June 30, 2003, we owned interests in 15 operating properties (consisting of 11 retail properties, three commercial properties and a related parking garage) and 10 properties under development. Of the 25 total properties held at June 30, 2003, seven operating properties and two development properties were owned through joint ventures and accounted for under the equity method. On March 13, 2003, we acquired and placed in service Ridge Plaza Shopping Center and on June 10, 2003, we acquired and placed in service King’s Lake Shopping Center.

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

Rental income (including tenant reimbursements) increased from $2.6 million in 2003 to $5.5 million in 2004, an increase of $2.9 million or 111.5%. Approximately $1.5 million of this increase was attributable to properties acquired in 2003 or opened in 2004. Rental income for consolidated properties operating for all of the second quarter of 2004 and 2003 increased $1.4 million, primarily due to the consolidation of Glendale Mall as of March 31, 2004 ($1.0 million) and increased occupancy of the Thirty South property ($0.2 million).

Other property related revenue primarily consists of parking revenues, lease settlement income and gains on land sales. This category increased from $0.3 million in 2003 to $0.6 million in 2004, an increase of $0.3 million or 100%. Approximately $0.2 million of this increase was due to the consolidation of the Glendale Mall property as of March 31, 2004. The remainder of the increase was due to higher parking revenues.

Construction revenue and service fees decreased from $4.0 million in 2003 to $1.8 million in 2004, a decrease of $2.2 million or 55.0%.  This decrease was due to a decline in construction contracts with third-party customers.  The majority of construction activity in 2004 is concentrated on consolidated properties.  We anticipate the construction activity for the remainder of 2004 will be largely focused on consolidated properties.

Property operating expenses increased from $0.8 million in 2003 to $1.7 million in 2004, an increase of $0.9 million or 112.5%. Approximately $0.3 million of this increase was attributable to properties acquired in 2003 or opened in 2004 and $0.6 million was due to the consolidation of Glendale Mall as of March 31, 2004.

Real estate taxes increased from $0.4 million in 2003 to $0.8 million in 2004, an increase of $0.4 million or 100%. Approximately $0.2 million of this increase was due to the consolidation of the Glendale Mall property as of March 31, 2004 and $0.2 million was attributable to properties acquired in 2003 and 2004 or opened in 2004.

Cost of construction and services decreased from $3.8 million in 2003 to $1.2 million in 2004, a decrease of $2.6 million or 68.4%.  This decrease was due to a decline in construction contracts with third-party customers.  The majority of construction activity in 2004 is concentrated on consolidated properties.

General, administrative and other expense increased from $0.4 million in 2003 to $0.7 million in 2004, an increase of $0.3 million or 75%. This increase is largely due to the increase in our employee base between years in anticipation of our planned growth. We do not anticipate that our employee base will decline over the next twelve months.

Depreciation and amortization increased from $0.7 million in 2003 to $1.5 million in 2004, an increase of $0.8 million or 114.3%. Approximately $0.5 million of the increase was attributable to properties acquired in 2003 or opened in 2004 and $0.3 million was due to the consolidation of the Glendale Mall property as of March 31, 2004.

Interest expense increased from $0.9 million in 2003 to $2.1 million in 2004, an increase of $1.2 million, or 133.3%. Approximately $0.8 million of the increase was attributable to properties acquired in 2003 or opened in 2004, $0.3 million was due to the consolidation of the Glendale Mall property as of March 31, 2004 and $0.2 million was attributable to consolidated properties operating for all of the second quarter of 2004 and 2003.

Equity in earnings (loss) of unconsolidated subsidiaries was a loss of $0.3 million in 2003 compared to income of $43,000 in 2004.  The Glendale Mall property experienced a net loss during the three months ended June 30, 2003, our share of which was $0.3 million.  The loss in 2003 is primarily attributable to higher unrecovered operating expenses and the provision for doubtful accounts.

Comparison of Operating Results for the Six Months Ended June 30, 2004 to the Six Months ended June 30, 2003

Rental income (including tenant reimbursements) increased from $4.6 million in 2003 to $9.2 million in 2004, an increase of $4.6 million or 100%. Approximately $2.9 million of this increase was attributable to properties acquired in 2003 or opened in 2004. Rental income for consolidated properties operating for all of the first six months of 2004 and 2003 increased $1.5 million, primarily due to the consolidation of Glendale Mall as of March 31, 2004 ($1.0 million) and increased occupancy of the Thirty South property ($0.5 million).

Other property related revenue primarily consists of parking revenues, lease settlement income and gains on land sales. This category increased from $0.6 million in 2003 to

$1.4 million in 2004, an increase of $0.8 million or 133.3%.  Approximately $0.4 million of this increase was due to the sale of a land parcel in 2004, the consolidation of the Glendale Mall property as of March 31, 2004 contributed $0.2 million and higher parking revenues added $0.2 million.

Construction revenue and service fees decreased from $5.8 million in 2003 to $4.0 million in 2004, a decrease of $1.8 million or 31.0%.  This decrease was due to a decline in construction contracts with third-party customers.  The majority of construction activity in 2004 is concentrated on consolidated properties.  We anticipate the construction activity for the remainder of 2004 will be largely focused on consolidated properties.

Property operating expenses increased from $1.4 million in 2003 to $2.8 million in 2004, an increase of $1.4 million or 100%. Approximately $0.6 million of this increase was due to the consolidation of the Glendale Mall property as of March 31, 2004, $0.5 million was attributable to properties acquired in 2003 or opened in 2004 and $0.1 million was attributable to consolidated properties operating for all of the first six months of 2004 and 2003.

Real estate taxes increased from $0.5 million in 2003 to $1.2 million in 2004, an increase of $0.7 million or 140.0%. Approximately $0.4 million of this increase was attributable to properties acquired in 2003 or opened in 2004, $0.2 million was due to the consolidation of the Glendale Mall property as of March 31, 2004 and $0.1 million was attributable to consolidated properties operating for all of the first six months of 2004 and 2003.

Cost of construction and services decreased from $5.0 million in 2003 to $3.4 million in 2004, a decrease of $1.6 million or 32.0%.  This decrease was due to a decline in construction contracts with third-party customers.  The majority of construction activity in 2004 is concentrated on consolidated properties.

General, administrative and other expense increased from $1.1 million in 2003 to $1.4 million in 2004, an increase of $0.3 million or 27.3%. This increase is largely due to the increase in our employee base between years in anticipation of our planned growth.  We do not anticipate that our employee base will decline over the next twelve months.

Depreciation and amortization increased from $1.3 million in 2003 to $2.5 million in 2004, an increase of $1.2 million or 92.3%. Approximately $0.9 million of the increase was attributable to properties acquired in 2003 or opened in 2004 and approximately $0.3 million was due to the consolidation of the Glendale Mall property as of March 31, 2004.

Interest expense increased from $1.9 million in 2003 to $3.5 million in 2004, an increase of $1.6 million, or 84.2%. Approximately $1.0 million of the increase was attributable to properties acquired in 2003 or opened in 2004, $0.3 million was due to the consolidation of the Glendale Mall property as of March 31, 2004 and $0.3 million was attributable to consolidated properties operating for all of the first six months of 2004 and 2003.  The increase for the consolidated properties is primarily due to additional borrowings at our Stoney Creek Commons property.

Equity in earnings (loss) of unconsolidated subsidiaries was a loss of $0.3 million in 2003 compared to income of $26 thousand in 2004.  As of March 31, 2004, we consolidated our Glendale Mall property that experienced a net loss during the six months ended June 30, 2003, our share of which was $0.5 million.  The loss in 2003 is primarily attributable to an increase in unrecovered operating expenses and the provision for doubtful accounts.

Liquidity and Capital Resources

As a result of the completion of the initial public offering and other formation transactions, Kite Realty Group Trust has a substantially different capital structure than its predecessor, Kite Property Group. We used approximately $99 million of proceeds from the offering to prepay outstanding indebtedness secured by 13 of our properties, approximately $48 million to repay our credit facility, $59 million to acquire five properties and $13 million to acquire interests in nine properties from our joint venture and minority interest partners.

On August 31, 2004, we entered into a three-year, $150 million secured revolving credit facility with Wachovia Bank, N.A., an affiliate of Wachovia Capital Markets, LLC, one of the underwriters of our initial public offering, and Lehman Commercial Paper Inc., an affiliate of Lehman Brothers Inc., another of the underwriters of our initial public offering.  Borrowings under the facility will bear interest at a floating rate of LIBOR plus 135 to 150 basis points, depending on our leverage ratio, and will be secured by certain of our properties.  The amount that we may borrow under the facility will depend on our maintaining a minimum “borrowing base” of properties.  As of September 24, 2004, approximately $40 million was available for draw under the facility.  Up to an additional 13 unencumbered properties are available to be added to the borrowing base as additional funds are required.  We intend to use this new credit facility principally to fund growth opportunities.

Our ability to borrow under this new credit facility will be subject to our ongoing compliance with a number of financial and other covenants, including with respect to:

•                  our amount of leverage;

•                  a minimum interest coverage ratio;

•                  our minimum tangible net worth;

•                  a minimum fixed charge coverage ratio;

•                  the collateral pool properties generating sufficient net operating income to maintain a certain fixed charge ratio; and

•                  the collateral pool properties maintaining a minimum aggregate occupancy rate.

Under the facility, we are permitted to make distributions to our shareholders of up to 95% of our funds from operations provided that no event of default exists.  If an event of default exists, we may only make distributions sufficient to maintain our REIT status.

The credit facility also includes a short-term borrowing line of $20 million available for same day borrowings.  Borrowings under the short-term line may be outstanding for no more than five days.  We may extend the facility for one year, provided that no events of default exist and subject to an extension fee of $300,000.

We derive substantially all of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, general economic downturns or downturns in the markets in which we own properties may still adversely affect the ability of our tenants to meet their lease obligations. In that event, our cash flow from operations would be materially affected.

The nature of our business, coupled with the requirements for qualifying for REIT status and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our operating partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. For 2004, we expect to incur approximately $1.9 million of costs for tenant improvements, leasing commissions and recurring capital expenditures including amounts incurred in 2004 by our predecessor. We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the revolving credit facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties and payment of indebtedness at maturity. We currently have 13 development projects underway that are expected to cost approximately $120 million, of which approximately $51 million had been incurred as of June 30, 2004. In addition, we are actively pursuing the acquisition of other properties, which will require additional capital. We do not expect that we will have sufficient funds on hand to meet these long-term cash requirements. We will have to satisfy these needs through either additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions and joint venture transactions.

We believe that we will have access to these sources of capital to fund our long-term liquidity requirements, but, as a new public company, we cannot assure that this will be the case. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

Cash Flows

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

Cash provided by operating activities was $16.0 million for the six months ended June 30, 2004, an increase of $11.7 million over 2003. The increase in 2004 is primarily due to a decline in cash used for deferred costs and other assets of $3.8 million in 2004 compared to $3.5 million in 2003, along with cash provided by increases in accounts payable and accrued expenses of $17.2 million in 2004 compared to $7.1 million in 2003.  During 2003, we acquired three shopping centers that contributed $0.9 million to our cash flows in the six months ended June 30, 2004. Also during 2003, our PEN Products property became operational, which contributed $0.2 million to our cash flows during the six months ended June 30, 2004. We expect that cash provided from operations will provide a significant portion of our short-term liquidity requirements.

Cash used in investing activities was $72.6 million for the six months ended June 30, 2004, an increase of $12.8 million from 2003. The primary reasons for this increase were the acquisition of Silver Glen Crossings in April 2004 and Cedar Hill Village and Galleria Plaza in June 2004 and the net investment in our development properties.  We expect that future growth through acquisitions will be financed using additional borrowings, the sale of common or preferred shares and/or cash generated through property dispositions and joint venture transactions.

Cash provided by financing activities was $57.8 million in 2004, an increase of $5.0 million from 2003. Loan proceeds increased from $51.6 million in 2003 to $75.5 million in 2004.  These proceeds were primarily used to finance development activity. We made net distributions of $7.6 million in 2004 compared to net contributions of $6.6 million in 2003.

Funds From Operations

Funds from Operations (“FFO”), is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (NAREIT), which we refer to as the White Paper. The White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance such as gains (or losses) from sales of property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to fund our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definitions differently than we do.

Our calculation of FFO is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003
Net loss		$(381,462)	$(522,854)	$(50,385)	$(372,909)
Add:	depreciation and amortization of consolidated entities	1,542,273	736,184	2,452,900	1,264,903
Add:	depreciation and amortization of unconsolidated entities	98,754	314,577	364,750	584,581
Add	(deduct): minority interest*	56,055	(42,196)	72,043	(45,427)
Add:	joint venture partners’ interests in net income (loss) of unconsolidated entities*	38,594	(173,497)	179,180	(135,036)
Add:	joint venture partners’ interests in depreciation and amortization of unconsolidated entities*	166,737	355,526	500,707	706,680
Funds From Operations of the Kite Property Group Portfolio		1,520,951	667,740	3,519,195	2,002,792

Less:	minority interest	(56,055)	42,196	(72,043)	45,427
Less:	minority interest share of depreciation and amortization	(441,976)	(188,062)	(656,449)	(327,937)
Less:	joint venture partners’ interests in net (income) loss of unconsolidated entities	(38,594)	173,497	(179,180)	135,036
Less:	joint venture partners’ interests in depreciation and amortization of unconsolidated entities	(166,737)	(355,526)	(500,707)	(706,680)
Funds From Operations allocable to Kite Property Group		$817,589	$339,845	$2,110,816	$1,148,638

*                 Amounts represent the minority and joint venture partners’ interests acquired in connection with the initial public offering and related formation transactions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates.  Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms.

Market Risk Related to Fixed Rate Debt

We had approximately $236.6 million of outstanding consolidated indebtedness as of June 30, 2004, of which approximately $49.6 million or 21.0% is fixed rate and approximately $187.0 million or 79.0% is variable rate.  Based on this amount, a 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of approximately $1.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $3.6 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of June 30, 2004 would increase or decrease our annual interest expense by approximately $1.9 million.   We prepaid approximately $85 million of variable rate debt with proceeds from our initial public offering.

Inflation

Most of our leases contain provisions designed to mitigate the adverse impact of inflation by requiring the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance. This reduces our exposure to increases in costs and operating expenses resulting from inflation.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.  There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1                           Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2                           Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1                           Certification of Chief Executive Officer pursuant to rule13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)                                 Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

/s/ JOHN A. KITE
John A. Kite
September 24, 2004	Chief Executive Officer and President
(Date)	(Principal Executive Officer)

/s/ DANIEL R. SINK
Daniel R. Sink
Chief Financial Officer
September 24, 2004	(Principal Financial Officer and
(Date)	Principal Accounting Officer)