Form 10-Q
period 2004-09-30
KITE REALTY GROUP TRUST
filed 2004-11-15
CIK 1286043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of Common Shares outstanding as of November 8, 2004 was 19,148,267 ($.01 par value)

KITE REALTY GROUP TRUST

INDEX

Part I.	Financial Information

Cautionary Note About Forward-Looking Statements

Item 1.	Consolidated and Combined Financial Statements

Consolidated and Combined Balance Sheets for the Company as of September 30, 2004 and for Kite Property Group (the Predecessor) as of December 31, 2003

Consolidated and Combined Financial Statements of Operations for the Company for the Period From August 16, 2004 Through September 30, 2004 and for Kite Property Group (the Predecessor) for the Period From July 1, 2004 Through August 15, 2004 and for the Three Months Ended September 30, 2003

Consolidated and Combined Financial Statements of Operations for the Company for the Period From August 16, 2004 Through September 30, 2004 and for Kite Property Group (the Predecessor) for the Period From January 1, 2004 Through August 15, 2004 and for the Nine Months Ended September 30, 2003

Consolidated and Combined Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

Notes to Consolidated and Combined Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 5.	Other Information

Item 6.	Exhibits

Signatures

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

Kite Realty Group Trust and

Kite Property Group (the Predecessor)

Consolidated and Combined Balance Sheets

	Kite Realty Group Trust	The Predecessor
	September 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Investment properties, at cost:
Land	$103,293,745	$19,319,563
Land held for development	8,011,868	7,137,095
Buildings and improvements	304,875,876	77,076,703
Furniture, equipment and other	5,625,471	1,596,820
Construction in progress	64,577,752	48,681,767
	486,384,712	153,811,948
Less: accumulated depreciation	(20,322,767)	(4,465,775)
	466,061,945	149,346,173

Cash and cash equivalents	3,170,927	2,189,478
Tenant receivables, including accrued straight-line rent	4,178,896	1,520,487
Other receivables	9,047,034	5,139,118
Due from affiliates	—	3,905,605
Investments in unconsolidated entities, at equity	126,559	2,136,158
Escrow deposits	4,306,243	595,459
Deferred costs, net	13,504,094	6,053,515
Prepaid and other assets	1,236,173	449,713

Total Assets	$501,631,871	$171,335,706

Liabilities and Owners’ Equity:
Mortgage and other indebtedness	$214,874,498	$141,498,289
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	868,620	2,864,690
Accounts payable and accrued expenses	27,920,146	9,541,494
Deferred revenue	28,737,212	9,266,250
Due to affiliate	4,292	1,469,560
Minority interest	41,715	1,137,914

Total liabilities	272,446,483	165,778,197
Commitments and Contingencies
Limited Partners’ interests in operating partnership	69,197,085	—

Common shares, $.01 par value, 200,000,000 shares authorized, 19,148,267 shares issued and outstanding	191,483	—
Additional paid in capital and other	162,745,767	—
Accumulated deficit	(2,948,947)	—
Owners’ equity	—	5,557,509
Total owners’ equity	159,988,303	5,557,509

Total Liabilities and Owners’ Equity	$501,631,871	$171,335,706

See accompanying notes.

Kite Realty Group Trust and

Kite Property Group (the Predecessor)
Consolidated and Combined Statements of Operations

Three months Ended September 30
(Unaudited)

	Kite Realty Group Trust	The Predecessor	The Predecessor
	Period August 16, 2004 through September 30, 2004	Period July 1, 2004 through August 15, 2004	Three months ended September 30, 2003

Revenue:

Minimum rent	$4,406,584	$2,875,839	$2,761,299

Tenant reimbursements	765,427	535,097	378,649

Other property related revenue	72,864	160,791	318,382

Construction and service fee revenue	1,862,122	1,211,775	3,912,423

Other income	16,920	36,009	1,536

Total revenue	7,123,917	4,819,511	7,372,289

Expenses:

Property operating	1,138,909	1,146,826	1,125,910

Real estate taxes	605,807	367,089	352,372

Cost of construction and services	1,848,166	1,031,378	3,154,618

General, administrative, and other	579,938	350,051	308,888

Depreciation and amortization	1,687,928	1,131,390	878,943

Total expenses	5,860,748	4,026,734	5,820,731

Operating income	1,263,169	792,777	1,551,558

Interest expense	1,273,814	1,359,807	1,044,708

Loan prepayment penalties and expenses	1,671,449	—	—

Minority interest (income) loss	(23,650)	286,930	(38,133)

Equity in earnings of unconsolidated entities	52,914	138,106	1,061,049

Limited partners’ interest in operating partnership	499,033	—	—

Net income (loss)	$(1,153,797)	$(141,994)	$1,529,766

Basic and diluted loss per share	$(0.06)

Weighted average common shares outstanding - basic and diluted	17,800,441

See accompanying notes.

Kite Realty Group Trust and

Kite Property Group (the Predecessor)
Consolidated and Combined Statements of Operations

Nine months Ended September 30
(Unaudited)

	Kite Realty Group Trust	The Predecessor	The Predecessor
	Period August 16, 2004 through September 30, 2004	Period January 1, 2004 through August 15, 2004	Nine months ended September 30, 2003
Revenue:

Minimum rent	$4,406,584	$11,046,605	$6,936,555

Tenant reimbursements	765,427	1,662,576	811,716

Other property related revenue	72,864	1,373,503	983,756

Construction and service fee revenue	1,862,122	5,257,201	9,714,645

Other income	16,920	110,819	25,064

Total revenue	7,123,917	19,450,704	18,471,736

Expenses:

Property operating	1,138,909	4,130,747	2,681,370

Real estate taxes	605,807	1,595,578	879,668

Cost of construction and services	1,848,166	4,405,160	8,281,650

General, administrative, and other	579,938	1,477,112	1,078,185

Depreciation and amortization	1,687,928	3,584,290	2,143,845

Total expenses	5,860,748	15,192,887	15,064,718

Operating income	1,263,169	4,257,817	3,407,018

Interest expense	1,273,814	4,828,888	2,991,252

Loan prepayment penalties and expenses	1,671,449	—	—

Minority interest (income) loss	(23,650)	214,887	7,294

Equity in earnings of unconsolidated entities	52,914	163,804	733,801

Limited partners’ interest in operating partnership	499,033	—	—

Net income (loss)	$(1,153,797)	$(192,380)	$1,156,861

Basic and diluted loss per share	$(0.06)

Weighted average common shares outstanding - basic and diluted	17,800,441

See accompanying notes.

Kite Realty Group Trust and

Kite Property Group (the Predecessor)

Consolidated and Combined Statements of Cash Flows

(Unaudited)

	Nine months ended September 30
	2004	2003
Cash flow from operating activities:
Net income (loss)	$(1,346,177)	$1,156,861
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	(191,237)	(7,294)
Equity in earnings of unconsolidated entities	(216,718)	(733,801)
Limited partners’ interest in Operating Partnership	(499,033)	—
Straight-line rent	(366,061)	(243,259)
Depreciation and amortization	5,272,218	2,143,845
Provision for credit losses	255,978	(37,220)
Changes in assets and liabilities:
Tenant receivables	(1,257,961)	(929,706)
Deferred costs and other assets	(2,785,078)	(4,502,080)
Accounts payable and accrued expenses	14,185,863	6,874,431
Net cash provided by operating activities	13,051,794	3,721,777

Cash flow from investing activities:
Acquisitions of properties	(110,452,207)	(45,616,460)
Acquisitions of joint venture and outside minority interests	(12,704,577)	—
Capital and construction expenditures	(55,053,596)	(33,592,134)
Distributions received from unconsolidated entities	527,065	180,541
Consolidation of Glendale Mall’s cash as of March 31, 2004	108,822	—
Consolidation of acquired joint venture and outside minority interests’ cash	665,604	—
Net cash used in investing activities	(176,908,889)	(79,028,053)

Cash flow from financing activities:
Offering proceeds, net of issuance costs	215,495,311	—
Loan proceeds	123,635,697	71,039,005
Loan transaction costs	(2,697,702)	(273,366)
Loan repayments	(152,007,501)	—
Loan payments	(10,345,059)	(5,213,752)
Contributions (including minority interest share)	2,550,694	12,580,063
Distributions (including minority interest share)	(11,792,896)	(3,379,619)
Net cash provided by financing activities	164,838,544	74,752,331

Increase (decrease) in cash	981,449	(553,945)

Cash, beginning of period	2,189,478	3,492,844

Cash, end of period	$3,170,927	$2,938,899

See accompanying notes.

Kite Realty Group Trust and

Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
September 30, 2004
(Unaudited)

Note 1.  Organization

Kite Realty Group Trust (the “Company” or “REIT”) was organized in Maryland on March 29, 2004 to succeed to the development, acquisition, construction and real estate businesses of Kite Property Group.  Kite Property Group, which consisted of the properties, entities and interests contributed to the Company or its subsidiaries by its founders, is the predecessor of Kite Realty Group Trust.  The Company began operations on August 16, 2004 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions.  The IPO consisted of the sale of 16,300,000 shares of common stock sold to the public at $13.00 per share, resulting in net proceeds to the Company of $191.3 million.  The net proceeds were contributed in exchange for a 67.4% controlling interest in Kite Realty Group, L.P., the “Operating Partnership”.  A total of 833,267 shares were issued to the Principals of Kite Property Group in exchange for their interests of certain properties and service companies.  Also, a total of 15,000 restricted shares were awarded to the members of the Company’s Board of Trustees.  On September 14, 2004, the underwriters exercised their over-allotment option to purchase an additional 2,000,000 common shares at $13.00 per share, resulting in additional net proceeds of $24.2 million.  In total, 19,148,267 shares were issued in connection with the Company’s formation and IPO.  In addition, a total of 8,281,882 units of the Operating Partnership were issued to the Principals and third parties in exchange for their interests in certain properties.

Concurrent with the Company’s formation, the Company utilized the net proceeds from the IPO to repay mortgage indebtedness ($99 million), to repay a credit facility provided by affiliates of Lehman Brothers ($48 million), to acquire five properties that were under contract ($59 million), to acquire joint venture and outside minority interests in nine properties ($13 million) and to repay existing indebtedness due to the Principals ($9 million).

As a result of the public offering and related formation transactions, the Company, through the Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties, of which 41 of the 43 entities were consolidated as of September 30, 2004.  The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiaries.

Note 2.  Basis of Presentation

The accompanying financial statements of Kite Realty Group Trust are presented on a consolidated basis and include all of the accounts of the Company, the Operating Partnership and the subsidiaries of the Operating Partnership.  The exchange of entities or interests held by the Principals for common shares of the REIT and limited partnership interests in the Operating Partnership was accounted for as a reorganization of entities under common control and, accordingly, related assets and liabilities were reflected at their historical cost basis.  The acquisition of the minority and joint venture interests in the properties has been accounted for as a purchase.

The accompanying financial statements of Kite Property Group are presented on a combined historical cost basis because of the affiliated ownership and common management and because the assets and liabilities were the subject of a business combination with the Operating Partnership and the REIT, which was completed on August 16, 2004. The Principals have operations that were not contributed to the Operating Partnership and, therefore, the accompanying financial statements of the Predecessor are not intended to represent the financial position and results of operations of the Principals.

In management’s opinion, the consolidated and combined financial statements include all the assets, liabilities, revenues and expenses associated with the operations of the entities or interests therein transferred to the Operating Partnership or the REIT.  All significant intercompany balances and transactions have been eliminated.

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest.  The Company’s weighted average interest in the Operating Partnership for the period from August 16, 2004 through September 30, 2004 was 68.3%.  The Company’s interest in the Operating Partnership as of September 30, 2004 was 69.8%.  The Company adjusts the limited partners’ interests in the Operating Partnership at the end of each period to reflect their interest in the Operating Partnership.  This adjustment is reflected in the Company’s owners’ equity.  For the period from August 16, 2004 through September 30, 2004, the limited partners’ interest in the Operating Partnership was 31.7% and as of September 30, 2004, their interest was 30.2%.

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.

The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis. The interim financial statements should be read in conjunction with the audited financial statements and the notes thereto of Kite Property Group and Kite Realty Group Trust included in the Company’s Form S-11 Registration Statement dated August 10, 2004.

Note 3.  Earnings Per Share

Earnings per share is calculated based on the weighted average number of shares outstanding during the period.  For the period from August 16, 2004 through September 30, 2004, potentially dilutive securities include outstanding stock options and units of limited partnership in the Operating Partnership which are exchangeable for shares.  Stock options are accounted for based on their fair market value.

Note 4.  Recent Accounting Developments

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which addresses the identification of variable interest entities (“VIE”) and the assessment of whether to consolidate such entities.  FIN No. 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.  The provisions of this interpretation apply immediately to VIEs formed after January 31, 2003.  For VIEs other than special purpose entities formed by public companies prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period ending after March 15, 2004.  On March 31, 2004, Kite Property Group adopted the provisions of FIN No. 46 which resulted in the consolidation of the Glendale Mall joint venture as of that date.  Periods prior to March 31, 2004 were not restated as a result of the adoption of FIN No. 46.  Revenues and expenses of Glendale Mall are included in the combined operating results of Kite Property Group beginning April 1, 2004.  Glendale Mall had net investment property of $35.1 million, debt of $29.4 million, and minority interest of $5.9 million as of March 31, 2004.  The debt is collateralized by the investment property.  On August 16, 2004, the Company acquired the minority interest in Glendale Mall in connection with its IPO and related formation transactions.

Note 5.  Purchase Accounting

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

Note 6.  Acquisition Activity

During the first nine months of 2004, the Company or its predecessor acquired and placed into service twelve shopping center properties which are summarized below:

Property Name	Location	Acquisition Date	Acquisition Cost		Financing Method
			(Millions)
Silver Glen Crossings	South Elgin, IL	April 1	$23.4		Debt (5)
Cedar Hill Village	Cedar Hill, TX	June 28	$6.8		Debt (5)
Galleria Plaza	Dallas, TX	June 29	$6.2		Debt (5)
Wal-Mart Plaza (99.9%)	Gainesville, FL	July 1	$8.5		Debt (5)
Eagle Creek Pad 2	Naples, FL	July 7	$1.1		Debt (5)
Fishers Station (25%)	Fishers, IN	July 23	$0.7	(1)	Debt (5)
Hamilton Crossing	Carmel, IN	August 19	$15.5		Offering Proceeds
Waterford Lakes	Orlando, FL	August 20	$9.1		Offering Proceeds
Publix at Acworth	Acworth, GA	August 20	$9.2		Offering Proceeds
Plaza at Cedar Hill	Cedar Hill, TX	August 31	$11.2	(2)	Offering Proceeds
Sunland Towne Centre	El Paso, TX	September 16	$14.3	(3)	Offering Proceeds
Centre at Panola	Lithonia, GA	September 30	$4.9	(4)	Debt
Total			$110.9

(1)          Net of debt assumed of $1.4 million.

(2)          Net of debt assumed of $27.5 million.

(3)          Net of debt assumed of $17.8 million.

(4)          Net of debt assumed of $4.5 million.

(5)          This acquisition was initially financed with debt, which was repaid with proceeds from the Company’s IPO.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively, as if the Company’s IPO and property acquisitions occurred on January 1, 2003:

	The Company	The Predecessor	The Company	The Predecessor
	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Pro forma revenues	$15,133,678	$15,382,294	$43,266,291	$44,132,065

Pro forma net income (1)	$603,482	$1,810,164	$2,678,802	$3,722,977

Pro forma net income per share (1)	$0.03	$0.09	$0.14	$0.19

Weighted average number of shares outstanding	19,148,267	19,148,267	19,148,267	19,148,267

(1) Pro Forma net income for the three- and nine-months ended September 30, 2004 excludes one-time costs of approximately $1.7 million incurred in connection with the IPO.  In addition, the three- and nine-month periods ended September 30, 2003 include a gain on the sale of land by one of the Company’s joint venture entities, the Company’s share of which was approximately $1.0 million.

The Company has also entered into a binding acquisition agreement to acquire a Marsh Supermarket in Fishers, Indiana (a suburb of Indianapolis, Indiana) for a total purchase price of $5.0 million.

Note 7.  Mortgage Loans and Line of Credit

In connection with the IPO and related formation transactions, the Company assumed mortgage and other indebtedness of approximately $51.2 million.  The Company used net proceeds from the IPO to (i) prepay outstanding indebtedness secured by 13 properties ($99 million), (ii) acquire five properties that were under contract ($59 million), (iii) repay the credit facility provided by affiliates of Lehman Brothers ($48 million), and (iv) acquire interests in nine properties from joint venture and minority interest partners ($13 million); and repay existing indebtedness due to principals in connection with the formation transactions ($9 million).

Mortgage and other indebtedness consist of the following at September 30, 2004 and December 31, 2003 (in thousands):

	Balance at
	September 30, 2004	December 31, 2003

Line of Credit	$5,500	$2,218

Mortgage Notes Payable - Fixed Rate	129,114	49,882

Construction Notes Payable - Variable Rate	64,139	36,712

Mortgage Notes Payable - Variable Rate	11,624	52,686

Net Premiums	4,498	—

Total mortgage and other indebtedness	$214,875	$141,498

Indebtedness, including weighted average maturities and weighted average interest rates for the Company and its Predecessor at September 30, 2004 and December 31, 2003 are summarized below (in thousands):

	September 30, 2004				December 31, 2003
	Amount (Thousands)	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total	Amount (Thousands)	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed Rate Debt	$129,114	7.2	7.04%	61.4%	$49,882	4.4	6.56%	35.3%
Variable Rate Debt	81,263	1.5	4.29%	38.6%	91,616	1.4	3.62%	64.7%
Net Premiums	4,498	N/A	N/A	N/A	—	N/A	N/A	N/A
Total Debt	$214,875	4.9	5.85%	100.0%	$141,498	2.3	4.10%	100.0%

Mortgage and construction loans are secured by certain real estate, are generally due in monthly installments of interest and principal and mature over various terms through 2018.  Variable interest rates on mortgage and construction loans are based on either LIBOR plus a spread in a range of 135 to 250 basis points or Prime plus 0 to 100 basis points.  Fixed interest rates on mortgage loans range from 5.15% to 14.00%.  The 14% loan is in the amount of $2.6 million and represents a mezzanine loan on the Traders Point property. Excluding this loan, the range of interest rates on fixed rate loans is 5.15% to 8.85%.

On August 31, 2004, the Company and the Operating Partnership entered into a three-year, $150 million secured revolving credit agreement with Lehman Commercial Paper, Inc. and Wachovia Bank, N.A..  Borrowings under this facility bear interest at a floating rate of LIBOR plus 135 to 150 basis points, depending on the Company’s leverage ratio and are secured by certain of the Company’s properties.  The amount that the Company may borrow under this facility is dependent on it maintaining a minimum “borrowing base” of properties.  As of September 30, 2004, approximately $40 million was available for draw under the facility of which approximately $5.5 million was outstanding, with the potential of a total of $60 million upon completion of underwriting in process.  Up to an additional 13 properties are available to be added to the borrowing base as additional funds are required.  This facility will be used principally to fund growth opportunities including acquisitions and development activities.

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

Under the facility, we are permitted to make distributions to our shareholders of up to 90% of our funds from operations provided that no event of default exists.  If an event of default exists, we may only make distributions sufficient to maintain our REIT status.  On November 12, 2004, the lenders provided to us a letter confirming that the restrictive covenants did not apply to our dividend paid to shareholders on October 15, 2004.

The credit facility also includes a short-term borrowing line of $20 million available for same day borrowings.  Borrowings under the short-term line may be outstanding for no more than five days.  The Company may extend the facility for one year, provided that no events of default exist and subject to an extension fee of $300,000.

Note 8.  Shareholders’ Equity

On September 23, 2004, the Board of Trustees declared a dividend distribution of $.09375 per common share for the period commencing upon the completion of the Company’s IPO on August 16, 2004 and ending September 30, 2004.  Simultaneously, the Board of Trustees declared a distribution of $.09375 per operating partnership unit for the same period.  Both distributions were paid on October 15, 2004.

On July 23, 2004, the Company’s Board of Trustees approved the 2004 Equity Incentive Plan.  A total of 2,000,000 shares have been reserved under this plan.  On August 16, 2004, options to purchase a total of 871,950 shares were granted at an option price of $13.00 per share.  The options vest over a period of five years and expire 10 years from the grant date.  Compensation expense is determined based on the fair market value of the options and is recognized over the vesting period.  The value of the options was $1.00 per share.

On August 16, 2004, 15,000 restricted shares were awarded to the members of our Board of Trustees.  These shares vest over a period of 4 years.  The Company recognizes compensation expense related to restricted share awards on a straight-line basis over the respective vesting periods.

Note 9.  Segment Data

The Company and its Predecessor’s operations are aligned into two business segments: (i) real estate operation and development and (ii) construction and advisory services.  Combined segment data of the Company and its Predecessor for the nine months ended September 30, 2004 and 2003 are as follows:

Nine Months Ended September 30, 2004	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$19,725,291	$45,782,168	$65,507,459	$(38,932,838)	$26,574,621
Operating expenses, cost of construction and services, general, administrative and other	7,593,170	46,472,031	54,065,201	(38,283,784)	15,781,417
Depreciation and amortization	5,237,341	34,877	5,272,218	—	5,272,218
Operating income (loss)	6,894,780	(724,740)	6,170,040	(649,054)	5,520,986
Interest expense	6,041,631	61,071	6,102,702	—	6,102,702
Loan prepayment penalty and expenses	1,671,449	—	1,671,449	—	1,671,449
Minority interest	191,237	—	191,237	—	191,237
Equity in earnings of unconsolidated entities	216,718	—	216,718	—	216,718
Limited partners’ interests in Operating Partnership	499,033	—	499,033	—	499,033
Net income (loss)	$88,688	$(785,811)	$(697,123)	$(649,054)	$(1,346,177)

Total assets	$496,770,400	$22,991,410	$519,761,810	$(18,129,939)	$501,631,871

Nine Months Ended September 30, 2003	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$8,951,510	$22,460,132	$31,411,642	$(12,939,906)	$18,471,736
Operating expenses, cost of construction and services, general, administrative and other	3,422,420	22,010,005	25,432,425	(12,511,552)	12,920,873
Depreciation and amortization	2,142,967	878	2,143,845	—	2,143,845
Operating income (loss)	3,386,123	449,249	3,835,372	(428,354)	3,407,018
Interest expense	2,875,987	58,703	2,934,690	56,562	2,991,252
Minority interest	7,294	—	7,294	—	7,294
Equity in loss of unconsolidated entities	733,801	—	733,801	—	733,801
Net income (loss)	$1,251,231	$390,546	$1,641,777	$(484,916)	$1,156,861

Total assets	$148,544,847	$15,341,972	$163,886,819	$(6,054,350)	$157,832,469

Note 10.  Commitments and Contingencies

The Company is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation, claims and administrative proceedings arising in the ordinary course of business.  Management believes that such routine litigation, claims and administrative proceedings will not have a material adverse impact on the Company’s consolidated financial position or consolidated results of operations.

Note 11.  Subsequent Events

On November 3, 2004, we received notification from one of our tenants at Glendale Mall of its intent to exercise its option to terminate its lease of approximately 28,000 square feet with us.  In accordance with the terms of the lease, we received a termination fee of $300,000 and will continue to receive scheduled monthly lease payments of approximately $13,000 through January 2005.

Subsequent to September 30, 2004, the Company has entered into agreements to purchase two shopping centers for an estimated aggregate purchase price of approximately $37.5 million, including debt which may be assumed of approximately $6.5 million.  These agreements are subject to certain terms and conditions, including the Company’s completion of satisfactory due diligence.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the accompanying historical financial statements and related notes thereto.  In this discussion, unless the context suggests otherwise, references to “our company,” “we,” “us” and “our” mean Kite Realty Group Trust and its subsidiaries and the Predecessor.  Kite Property Group is the Predecessor to Kite Realty Group Trust.

Overview

We are a full-service, vertically integrated real estate company focused primarily on the development, construction, acquisition, ownership and operation of high quality neighborhood and community shopping centers in selected growth markets in the United States. We also provide real estate facility management, construction, development and other advisory services to third parties.

Kite Realty Group Trust commenced operations on August 16, 2004.  Prior to that date, the entities that owned the properties and service companies that we acquired as part of our formation transactions were under the common control of Al Kite, John Kite and Paul Kite (the “Principals”).  For the purpose of comparing our operating performance to the same periods of the prior year, we have combined the Company’s results for the period from August 16, 1004 through September 30, 2004 with the Predecessor’s results for the quarterly and year-to-date periods through August 15, 2004.

As of September 30, 2004, we owned interests in a portfolio of 27 operating retail properties totaling approximately 4.1 million square feet of gross leasable area (including non-owned anchor space) and 10 retail properties under development that are expected to contain approximately 1.4 million square feet of gross leasable area (including non-owned anchor space). As of September 30, 2004, we also owned interests in four operating commercial properties totaling approximately 548,000 square feet of net rentable area, a related parking garage and one 115,000 square foot commercial property under development. In addition, at that date we owned interests in nine parcels of land at or near our properties that may be used for future development of retail or commercial properties.

We derive revenues primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. We also derive revenues from providing management, leasing, real estate development, construction and real estate advisory services through subsidiaries of our taxable REIT subsidiaries. Our operating results therefore depend materially on the ability of our tenants to make required payments and overall real estate market conditions.

In the future, we intend to focus on internal growth and pursuing targeted development and acquisitions of neighborhood and community shopping centers. We expect to incur additional debt in connection with any future development or acquisitions of real estate.

Results of Operations

Acquisition and Development Activities

The comparability of results of operations is significantly affected by our development and acquisition activities in 2004 and 2003 and the effects of the formation transactions related to our initial public offering.  At September 30, 2004, we owned interests in 32 operating properties (consisting of 27 retail properties, 4 commercial operating properties and a related parking garage) and had 11 properties under development. Of the 43 total properties held at September 30, 2004, two operating properties (Spring Mill Medical and The Centre) were owned through joint ventures and accounted for under the equity method.

We acquired and placed in service the following properties during the nine months ended September 30, 2004:

Property Name	Location	Acquisition Date
Silver Glen Crossings	South Elgin, IL	April 1
Cedar Hill Village	Cedar Hill, TX	June 28
Galleria Plaza	Dallas, TX	June 29
Wal-Mart Plaza (99.9%)	Gainesville, FL	July 1
Eagle Creek Pad 2	Naples, FL	July 7
Fishers Station (25%)	Fishers, IN	July 23
Hamilton Crossing	Carmel, IN	August 19
Waterford Lakes	Orlando, FL	August 20
Publix at Acworth	Acworth, GA	August 20
Plaza at Cedar Hill	Cedar Hill, TX	August 31
Sunland Towne Centre	El Paso, TX	September 16
Centre at Panola	Lithonia, GA	September 30

In addition, the following properties became operational during the nine months ended September 30, 2004:

Property Name	Location	Operational Date
Boulevard Crossing	Kokomo, IN	February
Circuit City Plaza	Coral Springs, FL	March
50th & 12th	Seattle, WA	August
176th & Meridian	Puyallup, WA	August

Glendale Mall was consolidated on March 31, 2004 in accordance with the provisions of FASB Interpretation No. 46.  Previously, it had been accounted for under the equity method.  In connection with our initial public offering, we acquired the remaining joint venture and outside partner interests in a total of nine properties, including Glendale Mall.  As a result, these properties are now consolidated in the accompanying financial statements.

At September 30, 2003, we owned interests in 16 operating properties (consisting of 12 retail properties, three commercial properties and a related parking garage) and 10 properties under development. Of the 26 total properties held at September 30, 2003, nine operating properties were owned through joint ventures and were accounted for under the equity method.  On March 13, 2003, we acquired and placed in service Ridge Plaza Shopping Center; on June 10, 2003, we acquired and placed in service King’s Lake Shopping Center; and on July 8, 2003, we acquired and placed in service Shops at Eagle Creek.

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

Rental income (including tenant reimbursements) increased from $3.1 million in 2003 to $8.6 million in 2004, an increase of $5.5 million or 177%. Approximately $3.4 million of this increase was attributable to properties acquired in 2003 and 2004 or opened in 2004, approximately $1.1 million was due to the consolidation of Glendale Mall as of March 31, 2004 and approximately $0.6 million was attributable to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our initial public offering and related formation transactions.  Approximately $0.3 million of the increase was attributable to consolidated properties operating for all of the third quarter of 2004 and 2003, primarily due to increased occupancy of the Thirty South property and approximately $0.1 million was due to the conversion of the source of revenue at our parking facility from a fee-based structure to a lease during the third quarter of 2004.

Other property related revenue primarily consists of parking revenues, lease settlement income and gains on land sales. This category decreased from $0.3 million in 2003 to $0.2 million in 2004, a decline of $0.1 million or 33%. This decrease was due to the conversion of the source of revenue at our parking facility from a fee-based structure to a lease during the third quarter of 2004.  Accordingly, this revenue is now classified as rental income.

Construction and service fee revenue decreased from $3.9 million in 2003 to $3.1 million in 2004, a decrease of $0.8 million or 21%.  Approximately $0.3 million of this decrease was due to a decline in advisory fees.  The remainder of the decrease was due to a decline in construction contracts with third-party customers.  The majority of construction activity in 2004 has been concentrated on consolidated properties.  We anticipate the construction activity for the remainder of 2004 will be largely focused on consolidated properties, which revenue is eliminated when the results of operations of the Company and its subsidiaries are consolidated.

Property operating expenses increased from $1.1 million in 2003 to $2.3 million in 2004, an increase of $1.2 million or 109%. Approximately $0.6 million of this increase was attributable to properties acquired in 2003 or opened in 2004 and $0.6 million was due to the consolidation of Glendale Mall as of March 31, 2004.

Real estate taxes increased from $0.4 million in 2003 to $1.0 million in 2004, an increase of $0.6 million or 150%. Approximately $0.4 million of this increase was attributable to properties acquired in 2003 and 2004 or opened in 2004 and approximately $0.2 million was due to the consolidation of the Glendale Mall property as of March 31, 2004.

Cost of construction and services decreased from $3.2 million in 2003 to $2.9 million in 2004, a decrease of $0.3 million or 9%.  This decrease was due to a decline in construction contracts with third-party customers.  The majority of construction activity in 2004 has been concentrated on consolidated properties.  This activity is eliminated when the results of operations of the Company and its subsidiaries are consolidated.

General, administrative and other expense increased from $0.3 million in 2003 to $0.9 million in 2004, an increase of $0.6 million or 200%.  Approximately $0.4 million of this increase is attributable to incremental costs of operating as a public company. The remainder of the increase is largely due to the increase in our employee base between years in anticipation of our planned growth. We do not anticipate that our employee base will decline over the next twelve months.

Depreciation and amortization increased from $0.9 million in 2003 to $2.8 million in 2004, an increase of $1.9 million or 211%. Approximately $1.1 million of the increase was attributable to properties acquired in 2003 or opened in 2004, $0.6 million was due to the consolidation of the Glendale Mall property as of March 31, 2004 and approximately $0.1 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our initial public offering and related formation transactions.

Interest expense increased from $1.0 million in 2003 to $2.6 million in 2004, an increase of $1.6 million, or 160%. Approximately $0.5 million of the increase was attributable to properties acquired in 2003 or opened in 2004, approximately $0.5 million was attributable to incremental financing costs in connection with our initial public offering and related formation transactions, approximately $0.2 million was due to the consolidation of the Glendale Mall property as of March 31, 2004, approximately $0.2 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our initial public offering and related formation transactions and approximately $0.1 million was due to borrowings on our line of credit used to finance the acquisition of the Centre at Panola.

A bridge loan exit fee of $1.7 million was incurred in connection with our initial public offering and related formation transaction.

Minority interest was a loss of $0.3 million in 2004 and income of $38,000 in 2003.  In connection with our initial public offering and related formation transactions, certain outside minority interests were acquired.  These interests are consolidated from the date of their acquisition.

Equity in earnings of unconsolidated subsidiaries was $1.1 million in 2003 and $0.2 in 2004, a decrease of $0.9 million or 82%.  The decrease is primarily due a gain on the sale of land in 2003, our share of which was $1.0 million.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 to the Nine Months ended September 30, 2003

Rental income (including tenant reimbursements) increased from $7.7 million in 2003 to $17.9 million in 2004, an increase of $10.2 million or 132%. Approximately $6.4 million of this increase was attributable to properties acquired in 2003 or opened in 2004, approximately $2.2 million was due to the consolidation of Glendale Mall as of March 31, 2004, approximately $0.9 million was attributable to consolidated properties operating for all of the third quarter of 2004 and 2003, primarily due to increased occupancy of the Thirty South property and approximately $0.6 million was attributable to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our initial public offering and related formation transactions.

Other property related revenue primarily consists of parking revenues, lease settlement income and gains on land sales. This category increased from $1.0 million in 2003 to $1.4 million in 2004, an increase of $0.4 million or 40%.  This increase was due to a gain on the sale of a land parcel in 2004.

Construction revenue and service fees decreased from $9.7 million in 2003 to $7.1 million in 2004, a decrease of $2.6 million or 27%.  Approximately $0.4 million of this decrease was attributable to a decline in advisory fees and the remainder was due to a decline in construction contracts with third-party customers.  The majority of construction activity in 2004 has been concentrated on consolidated properties, which revenue is eliminated when the results of operations are consolidated when the results of operations of the Company and its subsidiaries are consolidated.  We anticipate the construction activity for the remainder of 2004 will be largely focused on consolidated properties.

Property operating expenses increased from $2.7 million in 2003 to $5.3 million in 2004, an increase of $2.6 million or 96%. Approximately $1.3 million of this increase was due to the consolidation of the Glendale Mall property as of March 31, 2004, $1.1 million was attributable to properties acquired in 2003 and 2004 or opened in 2004, $0.1 million was attributable to consolidated properties operating for all of the first nine months of 2004 and 2003 and $0.1 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our initial public offering and related formation transactions.

Real estate taxes increased from $0.9 million in 2003 to $2.2 million in 2004, an increase of $1.3 million or 144%. Approximately $0.8 million of this increase was attributable to properties acquired in 2003 or opened in 2004, $0.3 million was due to the consolidation of the Glendale Mall property as of March 31, 2004 and $0.2 million was attributable to consolidated properties operating for all of the first nine months of 2004 and 2003.

Cost of construction and services decreased from $8.3 million in 2003 to $6.3 million in 2004, a decrease of $2.0 million or 24%.  This decrease was due to a decline in construction contracts with third-party customers.  The majority of construction activity in 2004 is concentrated on consolidated properties.  This activity is eliminated when the results of operations of the Company and its subsidiaries are consolidated.

General, administrative and other expense increased from $1.1 million in 2003 to $2.1 million in 2004, an increase of $1.0 million or 91%. Approximately $0.4 million of this increase is attributable to incremental costs of operating as a public company. The remainder of the increase is largely due to the increase in our employee base between years in anticipation of our planned growth.  We do not anticipate that our employee base will decline over the next twelve months.

Depreciation and amortization increased from $2.1 million in 2003 to $5.3 million in 2004, an increase of $3.2 million or 152%. Approximately $1.9 million of the increase was attributable to properties acquired in 2003 and 2004 or opened in 2004, approximately $1.0 million was due to the consolidation of the Glendale Mall property as of March 31, 2004 and $0.1 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our initial public offering and related formation transactions.

Interest expense increased from $3.0 million in 2003 to $6.1 million in 2004, an increase of $3.1 million, or 103%. Approximately $1.0 million of the increase was attributable to properties acquired in 2003 and 2004 or opened in 2004, approximately $0.9 million was attributable to incremental financing costs in connection with our initial public offering and related formation transactions, approximately $0.5 million was due to the consolidation of the Glendale Mall property as of March 31, 2004, $0.3 million was attributable to consolidated properties operating for all of the first nine months of 2004 and 2003 and approximately $0.2 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our initial public offering and related formation transactions.  The increase for the consolidated properties is primarily due to additional borrowings at our Stoney Creek Commons property.

A bridge loan exit fee of $1.7 million was incurred in 2004 in connection with our initial public offering and related formation transaction.

Minority interest was a loss of $0.2 million in 2004 and $7,000 in 2003.  In connection with our initial public offering and related formation transactions, certain outside minority interests were acquired.  These interests are consolidated from the date of their acquisition.

Equity in earnings of unconsolidated subsidiaries was $0.7 million in 2003 and $0.2 million in 2004, a decrease of $0.5 million or 71%.  This increase is attributable to a gain on the sale of land in 2003, our share of which was approximately $1.0 million, offset by a net loss experienced by our Glendale Mall property, our share of which was $0.4 million.  The loss in 2003 was primarily attributable to an increase in unrecovered operating expenses and the provision for doubtful accounts.

Liquidity and Capital Resources

As a result of the completion of the initial public offering and other formation transactions, Kite Realty Group Trust has a substantially different capital structure than its predecessor, Kite Property Group. We used approximately $99 million of proceeds from the offering to prepay outstanding indebtedness secured by 13 of our properties, approximately $48 million to repay our credit facility, $59 million to acquire five properties; $13 million to acquire interests in nine properties from our joint venture and minority interest partners; and to repay existing indebtedness due to the Principals ($9 million).

On August 31, 2004, we entered into a three-year, $150 million secured revolving credit facility with Wachovia Bank, N.A., an affiliate of Wachovia Capital Markets, LLC, one of the underwriters of our initial public offering, and Lehman Commercial Paper Inc., an affiliate of Lehman Brothers Inc., another of the underwriters of our initial public offering.  Borrowings under the facility will bear interest at a floating rate of LIBOR plus 135 to 150 basis points, depending on our leverage ratio, and will be secured by certain of our properties.  The amount that we may borrow under the facility will depend on our maintaining a minimum “borrowing base” of properties.  As of September 30, 2004, approximately $40 million was available for draw under the facility, of which approximately $5.5 million was outstanding, with the potential for a total of approximately $60 million upon completion of underwriting in process.  Up to an additional 13 unencumbered properties are available to be added to the borrowing base as additional funds are required.  We intend to use this new credit facility principally to fund growth opportunities.

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

Under the facility, we are permitted to make distributions to our shareholders of up to 90% of our funds from operations provided that no event of default exists.  If an event of default exists, we may only make distributions sufficient to maintain our REIT status.  On November 12, 2004, the lenders provided to us a letter confirming that the restrictive covenants did not apply to our dividend paid to shareholders on October 15, 2004.

The credit facility also includes a short-term borrowing line of $20 million available for same day borrowings.  Borrowings under the short-term line may be outstanding for no more than five days.  We may extend the facility for one year, provided that no events of default exist and subject to an extension fee of $300,000.

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, general economic downturns or downturns in the markets in which we own properties may still adversely affect the ability of our tenants to meet their lease obligations. In that event, our cash flow from operations would be materially affected.

The nature of our business, coupled with the requirements for qualifying for REIT status and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our operating partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. For 2004, we expect to incur approximately $1.9 million of costs for tenant improvements, leasing commissions and recurring capital expenditures, including amounts incurred in 2004 by our predecessor. We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the revolving credit facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties and payment of indebtedness at maturity. We currently have 11 development projects underway that are expected to cost approximately $109 million, of which approximately $66 million had been incurred as of September 30, 2004. In addition, we are actively pursuing the acquisition of other properties, which will require additional capital. We do not expect that we will have sufficient funds on hand to meet these long-term cash requirements. We will have to satisfy these needs through either additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions and joint venture transactions.

We believe that we will have access to these sources of capital to fund our long-term liquidity requirements, but, as a new public company, we cannot assure that this will be the case. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

Cash Flows

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Cash provided by operating activities was $13.1 million for the nine months ended September 30, 2004, an increase of $9.4 million over 2003. The increase in 2004 is primarily due to cash provided by increases in accounts payable and accrued expenses of $14.2 million in 2004 compared to $6.9 million in 2003.  During 2003 and 2004, we acquired 15 shopping centers that contributed a total of $3.2 million to our cash flows in the nine months ended September 30, 2004. Also during 2003 and 2004, five properties became operational, which contributed $0.7 million to our cash flows during the nine months ended September 30, 2004. We expect that cash provided from operations will provide a significant portion of our short-term liquidity requirements.

Cash used in investing activities was $176.9 million for the nine months ended September 30, 2004, an increase of $97.9 million from 2003.  During 2004, we acquired twelve properties for a purchase price of approximately $110 million and we acquired the remaining joint venture and outside minority interests for approximately $13 million.  In addition, we invested approximately $55.1 million in our development properties.  We expect that future growth through acquisitions will be financed using additional borrowings, the sale of common or preferred shares and/or cash generated through property dispositions and joint venture transactions.

Cash provided by financing activities was $164.8 million in 2004, an increase of $90.0 million from 2003. We received proceeds from our initial public offering of approximately $215.5 million, net of issuance costs.  These net proceeds were used to prepay outstanding indebtedness secured by 13 properties of approximately $99 million, acquire five properties that were under contract for $59 million, repay the credit facility provided by affiliates of Lehman Brothers of $48 million and acquire the remaining joint venture and outside minority interests in nine properties.  Loan proceeds increased from $71.0 million in 2003 to $123.6 million in 2004.  These proceeds were primarily used to finance acquisition and development activity. We made net distributions of $9.2 million in 2004 compared to net contributions of $9.2 million in 2003.

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

Our calculation of FFO is as follows:

Three months ended September 30:

	Three Months Ended September 30, 2004
	Kite Realty Group Trust	Predecessor	Combined	Predecessor
	Period August 16, 2004 through September 30, 2004	Period July 1, 2004 through August 15, 2004	Period July 1, 2004 through September 30, 2004	Three months ended September 30, 2003
Funds From Operations:

Net income (loss)	$(1,153,797)	$(141,994)	$(1,295,791)	$1,529,766
Add: Limited Partners’ interests	(499,033)	—	(499,033)	—
Add: depreciation and amortization of consolidated entities	1,658,403	1,110,276	2,768,679	878,065
Add: depreciation and amortization of unconsolidated entities	33,737	128,821	162,558	280,258
Add (deduct): minority interest*	(9,499)	(286,930)	(296,429)	38,133
Add: joint venture partners’ interests in net income (loss) of unconsolidated entities*	—	109,495	109,495	690,102
Add: joint venture partners’ interests in depreciation and amortization of unconsolidated entities*	—	18,570	18,570	360,495
Funds From Operations of the Portfolio (1)	29,811	938,238	968,049	3,776,819

Plus: minority interest deficit	—	286,930	286,930	(38,133)
Less: minority interest share of depreciation and amortization	—	(357,799)	(357,799)	(211,291)
Less: joint venture partners’ interests in net (income) loss of unconsolidated entities	—	(109,495)	(109,495)	(690,102)
Less: joint venture partners’ interests in depreciation and amortization of unconsolidated entities	—	(18,570)	(18,570)	(360,495)
Less: Limited Partners’ interests	(9,003)	—	(9,003)	—
Funds From Operations allocable to the Company	$20,808	$739,304	$760,112	$2,476,798

Nine months ended September 30:

	Nine Months Ended September 30, 2004
	Kite Realty Group Trust	Predecessor	Combined	Predecessor
	Period August 16, 2004 through September 30, 2004	Period January 1, 2004 through August 15, 2004	Period January 1, 2004 through September 30, 2004	Nine months ended September 30, 2003
Funds From Operations:

Net income (loss)	$(1,153,797)	$(192,379)	$(1,346,176)	$1,156,861
Add: Limited Partners’ interests	(499,033)	—	(499,033)	—
Add: depreciation and amortization of consolidated entities	1,658,403	3,563,176	5,221,579	2,142,967
Add: depreciation and amortization of unconsolidated entities	33,737	493,571	527,308	864,839
Add (deduct): minority interest*	(9,499)	(214,887)	(224,386)	(7,294)
Add: joint venture partners’ interests in net income (loss) of unconsolidated entities*	—	288,675	288,675	555,066
Add: joint venture partners’ interests in depreciation and amortization of unconsolidated entities*	—	519,277	519,277	1,067,175
Funds From Operations of the Portfolio (1)	29,811	4,457,433	4,487,244	5,779,614

Plus: minority interest deficit	—	214,887	214,887	7,294
Less: minority interest share of depreciation and amortization	—	(1,014,248)	(1,014,248)	(539,228)
Less: joint venture partners’ interests in net (income) loss of unconsolidated entities	—	(288,675)	(288,675)	(555,066)
Less: joint venture partners’ interests in depreciation and amortization of unconsolidated entities	—	(519,277)	(519,277)	(1,067,175)
Less: Limited Partners’ interests	(9,003)	—	(9,003)	—
Funds From Operations allocable to the Company	$20,808	$2,850,120	$2,870,928	$3,625,439

*  Amounts represent the minority and joint venture partners’ interests acquired in connection with the initial public offering and related formation transactions.

(1)  Funds From Operations for the period August 16, 2004 through September 30, 2004 includes costs of approximately $1.7 million related to our initial public offering and related formation transactions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates.  Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms.

Market Risk Related to Fixed Rate Debt

We had approximately $214.9 million of outstanding consolidated indebtedness as of September 30, 2004, of which approximately $133.6 million or 62% is fixed rate and approximately $81.3 million or 38.0% is variable rate.  Based on this amount, a 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of approximately $6.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $6.8 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of September 30, 2004 would increase or decrease our annual interest expense by approximately $0.8 million.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   In connection with our formation transactions and initial public offering (the “IPO”), which closed on August 16, 2004, we issued 833,267 common shares to the Principals of our predecessor in exchange for their interests in certain properties and service companies and awarded a total of 15,000 restricted common shares to new members of our Board of Trustees.  The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”).  In addition, our operating partnership, Kite Realty Group, L.P. (the “Operating Partnership”), issued a total of 8,281,882 units to the Principals and third parties in exchange for their interests in certain properties.  The issuance of such units was effected in reliance upon an exemption from registration provided Section 4(2) of the Securities Act.  Units of the Operating Partnership are exchangeable for our common shares on a one-for-one basis beginning on the one-year anniversary of the date of issuance.

(b)   Our initial public offering (the “IPO”) consisted of the sale of 16,300,000 common shares to the public at $13.00 per share, resulting in gross proceeds to us of $211.9 million and net proceeds of $191.3 million, pursuant to a registration statement (SEC File No. 333-114224) that was declared effective on August 10, 2004.  On September 14, 2004, the underwriters exercised their over-allotment option to purchase an additional 2,000,000 common shares at $13.00 per share, resulting in additional gross proceeds of $26.0 million and net proceeds of $24.2 million.  Lehman Brothers and Wachovia Securities acted as lead underwriters for the IPO.  Total underwriting discounts for the IPO, including the exercise of the over-allotment option, were approximately $14.9 million.  Other expenses of the IPO totaled approximately $6.3 million, which included a $1.6 million advisory fee paid to Lehman Brothers and Wachovia Securities.  The net proceeds were contributed in exchange for a 67.4% controlling interest in our operating partnership,

Kite Realty Group, L.P. (the “Operating Partnership”).  A total of 833,267 shares were issued to the principals of our predecessor (the “Principals”) in exchange for their interests in certain properties and service companies.  Also, a total of 15,000 restricted shares were awarded to the members of the Company’s Board of Trustees.  In total, 19,148,267 shares were issued in connection with the Company’s formation and IPO.  In addition, a total of 8,281,882 units of the Operating Partnership were issued to the Principals and third parties in exchange for their interests in certain properties.

The Operating Partnership utilized the net proceeds from the IPO to repay mortgage indebtedness ($99 million), to repay a credit facility provided by affiliates of Lehman Brothers ($48 million), to acquire five properties that were under contract ($59 million), to acquire joint venture and outside minority interests in nine properties ($13 million) and to repay existing indebtedness due to the Principals ($9 million).

Item 5.  Other Information.

As reported in our Current Report on Form 8-K, filed with the SEC on September 7, 2004, on August 31, 2004, we entered into a three-year, $150 million secured revolving credit facility with Wachovia Bank, N.A., an affiliate of Wachovia Capital Markets, LLC, one of the underwriters of our initial public offering, and Lehman Commercial Paper Inc., an affiliate of Lehman Brothers Inc., another of the underwriters of our initial public offering.  Borrowings under the facility will bear interest at a floating rate of LIBOR plus 135 to 150 basis points, depending on our leverage ratio, and will be secured by certain of our properties.  The amount that we may borrow under the facility will depend on our maintaining a minimum “borrowing base” of properties.  As of September 30, 2004, approximately $40 million was available for draw under the facility, of which approximately $5.5 million was outstanding, with the potential for a total approximately $60 million upon completion of underwriting in process.  Up to an additional 13 unencumbered properties are available to be added to the borrowing base as additional funds are required.  We intend to use this new credit facility principally to fund growth opportunities.

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

Under the facility, we are permitted to make distributions to our shareholders of up to 90% of our funds from operations provided that no event of default exists.  If an event of default exists, we may only make distributions sufficient to maintain our REIT status.  On November 12, 2004, the lenders provided to us a letter confirming that the restrictive covenants did not apply to our dividend paid to shareholders on October 15, 2004.

The credit facility also includes a short-term borrowing line of $20 million available for same day borrowings.  Borrowings under the short-term line may be outstanding for no more than five days.  We may extend the facility for one year, provided that no events of default exist and subject to an extension fee of $300,000.

Item 6.  Exhibits

2.1

Contract of Sale, dated January 28, 2004, between Parklane/Cedar Hill, Ltd. and Kite Capital, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2004).

2.2

Amendment to Contract of Sale, dated April 7, 2004, between Parklane/Cedar Hill, Ltd. and Kite Capital, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2004).

2.3

Second Amendment to Contract of Sale, dated June 30, 2004, between Parklane/Cedar Hill, Ltd. and KRG Cedar Hill Plaza, LP (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2004).

2.4

Third Amendment to Contract of Sale between Parklane/Cedar Hill, Ltd. and KRG Cedar Hill Plaza, LP (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2004).

2.5

Real Estate Purchase Agreement, dated as of June 23, 2004, between Sunland Towne Centre Associates, Ltd., Del Sol Joint Venture No. 1 and KRG Capital, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2004).

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

3.2	First Amended and Restated Bylaws of the Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

3.3	Amendment No. 1 to Kite Realty Group Trust First Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2004).

10.1

Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004 (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.2

Agreement and Plan of Merger, dated as of April 5, 2004, by and among the Company, KRG Construction, LLC and Kite Construction, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.3

Amendment to Agreement and Plan of Merger, dated as of August 10, 2004, by and among the Company, KRG Construction, LLC and Kite Construction, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.4

Agreement and Plan of Merger, dated as of April 5, 2004, by and among the Company, KRG Development, LLC and Kite Development Corporation (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.5

Amendment to Agreement and Plan of Merger, dated as of August 10, 2004, by and among the Company, KRG Development, LLC and Kite Development Corporation (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.6

Agreement and Plan of Merger dated as of April 5, 2004 by and among the Company, KRG Realty Advisors, LLC and KMI Realty Advisors, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.7

Amendment to Agreement and Plan of Merger, dated as of August 10, 2004, by and among the Company, KRG Realty Advisors, LLC and KMI Realty Advisors, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.8

Employment Agreement, dated as of August 16, 2004, by and between the Company and Alvin E. Kite, Jr. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.9

Employment Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.10

Employment Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.11

Employment Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink  (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.12

Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Alvin E. Kite, Jr. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.13

Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.14	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan

(incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.15

Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.16

Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite, Jr. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.17

Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.18

Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.19

Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.20

Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.21

Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.22

Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.23

Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.24

Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.25

Contributor Indemnity Agreement, dated as of August 16, 2004, by and among Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, IV, and Mark Jenkins (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.26	Kite Realty Group Trust 2004 Equity Incentive Plan (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.27	Kite Realty Group Trust Executive Bonus Plan (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.28

Option Agreement (Tarpon Spring Plaza), dated as of August 16, 2004, by and among Kite Realty Group, L.P., Brentwood Land Partners, LLC, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite and Thomas K. McGowan (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.29

Option Agreement (Erskine Village), dated as of August 16, 2004, by and among Kite Realty Group, L.P., Kite South Bend, LLC, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite and Thomas K. McGowan (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.30	Option Agreement (126th Street & Meridian Medical Complex), dated as of August 16, 2004, by and among Kite

Realty Group, L.P., Kite 126th Street Medical, LLC, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite and Thomas K. McGowan (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.31

Option Agreement (126th Street & Meridian II Medical Complex), dated as of August 16, 2004, by and among Kite Realty Group, L.P., Kite 126th Street Medical II, LLC, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite and Thomas K. McGowan (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.32

Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, IV, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.33

Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.34

Consulting Agreement, dated August 16, 2004, by and between Kite Realty Group, L.P and Paul W. Kite (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

10.35

Credit Agreement, dated as of August 31, 2004, by and among Kite Realty Group, L.P., as Borrower, Kite Realty Group Trust, Wachovia Capital Markets, LLC and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Book Runners, Wachovia Bank, National Association, as Agent, Lehman Commercial Paper Inc., as Syndication Agent, and the Financial Institutions signatory thereto, as Lenders (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2004).

10.36

Letter Agreement, dated November 12, 2004, between Kite Realty Group, L.P. and Kite Realty Group Trust and Wachovia Bank National Association, as Agent and a Lender, and Lehman Commercial Paper Inc., as a Lender, relating to the Credit Agreement, dated as of August 31, 2004 by and among Kite Realty Group, L.P., as Borrower, Kite Realty Group Trust, Wachovia Capital Markets, LLC and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Book Runners, Wachovia Bank, National Association, as Agent, Lehman Commercial Paper Inc., as Syndication Agent, and the Financial Institutions signatory thereto, as Lenders.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1

Certification of Chief Executive Officer pursuant to rule13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

/s/ JOHN A. KITE
John A. Kite
Chief Executive Officer and President
November 15, 2004
(Date)	(Principal Executive Officer)

/s/ DANIEL R. SINK
Daniel R. Sink
Chief Financial Officer
November 15, 2004	(Principal Financial Officer and
(Date)	Principal Accounting Officer)