Form 10-K
period 2004-12-31
KITE REALTY GROUP TRUST
filed 2005-03-31
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 001-32268

Kite Realty Group Trust

Maryland	11-3715772
State of Organization:	IRS Employer Identification Number:
30 S. Meridian Street, Suite 1100 Indianapolis, Indiana 46204 Telephone: (317) 577-5600 (Address, including zip code and telephone number, including area code, of principal executive offices)

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of June 30, 2004, the last business day of the Registrant’s most recently completed second quarter, there was no aggregate market value of common shares held by non-affiliates of the Registrant. The Registrant completed its initial public offering on August 16, 2004.

The number of Common Shares outstanding as of March 18, 2005 was 19,148,267 ($.01 par value).

Documents Incorporated by Reference

Portions of the Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 13, 2005, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

KITE REALTY GROUP TRUST
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2004

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by Kite Realty Group Trust, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•	national and local economic, business, real estate and other market conditions;

•	the ability of tenants to pay rent;

•	the competitive environment in which the Company operates;

•	financing risks;

•	property management risks;

•	the level and volatility of interest rates;

•	the financial stability of tenants;

•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	acquisition, disposition, development and joint venture risks;

•	potential environmental and other liabilities;

•	other factors affecting the real estate industry generally; and

•	other risks identified in this Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

The Company undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

Unless the context suggests otherwise, references to “we,” “us,” “our” or the “Company” refer to Kite Realty Group Trust and our business and operations conducted through our directly or indirectly owned subsidiaries, including Kite Realty Group, L.P., our operating partnership (the “Operating Partnership”) and their predecessor companies. References to “Kite Property Group” or the “Predecessor” mean our predecessor businesses.

Overview

We are a full-service, vertically integrated real estate company focused primarily on the development, construction, acquisition, ownership and operation of high quality neighborhood and community shopping centers in selected growth markets in the United States. We also provide real estate facility management, construction, development and other advisory services to third parties.

As of December 31, 2004, we owned interests in a portfolio of 30 retail operating properties totaling approximately 4.6 million square feet of gross leasable area (including non-owned anchor space) and nine retail development properties that are expected to contain approximately 1.2 million square feet of gross leasable area (including non-owned anchor space). Our retail operating portfolio was 95.3% leased as of December 31, 2004 to a diversified tenant base, with no single retail tenant accounting for more than 3.2% of our total annualized base rent. We also own interests in five commercial operating properties totaling approximately 663,000 square feet of net rentable area and a related parking garage. Occupancy of our commercial operating portfolio was 97.7% as of December 31, 2004, with no single commercial tenant accounting for more than 3.6% of our annualized base rent. See “Item 2. Properties” for a list of our top 20 tenants by annualized base rent. Our operating portfolio consists of properties in Indiana, Texas, Florida, Georgia, Illinois, New Jersey, Ohio, Oregon and Washington. In addition, we own interests in land parcels comprising approximately 50 acres that may be used for future development of retail or commercial properties or for expansion of existing properties.

We were formed in March 2004 and organized as a Maryland real estate investment trust. From inception until August 16, 2004, neither we, our Operating Partnership nor our other subsidiaries had any operations. We commenced operations on August 16, 2004 after completing our initial public offering (“IPO”), concurrently with the consummation of various formation transactions that consolidated into our Operating Partnership the ownership of a portfolio of properties and property interests, and certain commercial real estate businesses of our predecessor, the Kite Property Group, a nationally recognized real estate owner and developer. Kite, Inc., an affiliate of Kite Property Group, was founded in 1960 by our Chairman, Al Kite, and grew from an interior construction company to a full-service, vertically integrated real estate development, construction and management company.

We conduct all of our business through our Operating Partnership, of which we are the sole general partner. As of December 31, 2004, we held an approximate 70% interest in our Operating Partnership.

Recent Developments

Completion of IPO. In August 2004, we completed our IPO, which consisted of the sale of 18,300,000 Common Shares at $13.00 per share for gross proceeds of $237.9 million (including the underwriters’ exercise of an over-allotment option to purchase an additional 2,000,000 Common Shares that occurred on September 14, 2004). As part of our formation transactions, the owners of the Kite Property Group — Al Kite, our Chairman, John Kite, our Chief Executive Officer and President, Tom McGowan, our Executive Vice President of Development and Chief Operating Officer, and Paul Kite — and certain of our other executive officers and other individuals contributed their direct and indirect interests in certain of the properties in our portfolio to our Operating Partnership in exchange for Common Shares of the Company and limited partnership units in our Operating Partnership. In addition, we acquired other commercial real estate businesses included in the Kite Property Group, including our development, construction and investment advisory and program management services businesses, in exchange for Common Shares of the Company. We also acquired additional interests in certain properties in our existing portfolio from third parties, which were paid for in cash and Operating Partnership units.

Post-IPO Acquisition Activities. Since completion of our IPO and related formation transactions in August 2004, we have completed eight acquisitions of operating properties totaling approximately 1.2 million square feet of gross leasable area (including non-owned anchor space) for a total purchase price of approximately $152 million (including assumed debt). Six of the completed acquisitions were pending at the time of our initial public offering:

•	Hamilton Crossing. On August 19, we acquired the Hamilton Crossing community shopping center in Carmel, Indiana (a suburb of Indianapolis, Indiana) for a total purchase price of approximately $15.5 million;

•	Waterford Lakes. On August 20, we acquired the Waterford Lakes neighborhood shopping center in Orlando, Florida for a total purchase price of approximately $9.1 million;

•	Publix at Acworth. On August 20, we acquired the Publix at Acworth neighborhood shopping center in Acworth, Georgia (a suburb of Atlanta, Georgia) for a total purchase price of approximately $9.2 million;

•	Plaza at Cedar Hill. On August 31, we acquired the Plaza at Cedar Hill community shopping center in Dallas, Texas for a total purchase price of approximately $38.6 million, inclusive of $27.4 million in assumed debt;

•	Sunland Towne Centre. On September 16, we acquired the Sunland Towne Centre community shopping center in El Paso, Texas for a total purchase price of approximately $32.1 million, inclusive of $17.8 million in assumed debt; and

•	Centre at Panola. On September 30, we acquired the Centre at Panola neighborhood shopping center in Lithonia, Georgia (a suburb of Atlanta, Georgia) for a total purchase price of approximately $9.4 million, inclusive of $4.5 million in assumed debt.

We completed two additional property acquisitions in 2004:

•	Eastgate Pavilion. On December 1, we acquired the Eastgate Pavilion community shopping center in Cincinnati, Ohio for a total cash purchase price of approximately $27.6 million; and

•	Four Corner Square. On December 20, we acquired the Four Corner Square neighborhood shopping center in Maple Valley, Washington (Seattle area) for a total cash purchase price of approximately $10.5 million.

In addition, on November 24, 2004, we acquired a Marsh Supermarket in Fishers, Indiana (a suburb of Indianapolis, Indiana) for a total purchase price of $5.0 million. This tenant is now part of our Fishers Station property.

Post-IPO Development Activities. Since completion of our IPO, three development properties were completed and added to our operating portfolio:

•	176th & Meridian, a 14,560 square foot build-to-suit Walgreens located in Puyallup, Washington (Seattle MSA) (opened August 2004);

•	82nd & Otty, a 10,000 square foot retail property in Clackamas, Oregon, (Portland MSA) (opened November 2004); and

•	Indiana State Motor Pool, a 115,000 square foot commercial property in Indianapolis, Indiana (opened November 2004).

In addition, two of our retail development properties became partially operational in October 2004:

•	Traders Point, a projected 366,377 square foot (including 81,377 square feet of non-owned anchor and outlot space) upscale community shopping center located in Indianapolis, Indiana; and

•	Cool Creek Commons, a projected 138,000 square foot (including 12,200 square feet of non-owned outlot space) upscale neighborhood shopping center located in a northern suburb of Indianapolis, Indiana.

New Credit Facility. On August 31, 2004, the Company and the Operating Partnership entered into a three-year, $150 million secured revolving credit agreement with Wachovia Bank, N.A. and Lehman Commercial Paper, Inc. Borrowings under this facility bear interest at a floating rate of LIBOR plus 135 to 150 basis points, depending on the Company’s leverage ratio, and are secured by certain of the Company’s properties. The line of credit has a 0.125% to 0.25% commitment fee applicable to the unused amount at the end of each calendar month. The amount that the Company may borrow under this facility is dependent on it maintaining a minimum “borrowing base” of properties. On December 15, 2004, we amended certain provisions of our credit facility to permit distributions to our shareholders of up to 105% of our funds from operations in certain circumstances, to amend the financial covenant relating to our minimum implied debt service ratio with respect to the fiscal quarter ending December 31, 2004 and to make a clarifying amendment to our financial covenant relating to our minimum tangible net worth. As of December 31, 2004, our borrowing base under the facility was approximately $91.3 million, of which approximately $56.2 million was outstanding. There are seven properties currently available to be added to the facility (subject to completion of the lender’s due diligence process) as additional funds are required for potential additional borrowing capacity of approximately $40 million. This facility will be used principally to fund growth opportunities, including acquisitions and development activities.

The credit facility also includes a short-term borrowing line of $20 million available for same day borrowings. Borrowings under the short-term line may be outstanding for no more than five days.

Distributions. In 2004, we declared two distributions:

•	a pro-rated quarterly cash distribution of $0.09375 per Common Share (based on a distribution of $0.1875 per share for a full quarter) for the period commencing upon completion of our IPO and related formation transactions on August 16, 2004 and ending September 30, 2004, which was paid on October 15, 2004; and

•	a quarterly cash distribution of $0.1875 per Common Share (which is equivalent to $0.75 per Common Share on an annualized basis) for the quarterly period ending December 31, 2004, which was paid on January 18, 2005.

Subsequent Events in 2005

Estero, Florida Acquisition. On January 11, 2005, we contributed $10 million to a joint venture that holds 33 acres of undeveloped land in Estero, Florida. We have invested 100% of the capital in this joint venture and are entitled to a 10% preferred return on our capital prior to any other cash distributions. The priority of cash distributions is as follows: (i) to us for outstanding cumulative preferred returns; (ii) to the joint venture partners in an amount equal to the income tax owed on current year cumulative profits; (iii) to us for our initial capital contribution; and (iv) 40% to us and 60% to our partner. The property is currently zoned to permit a retail development of up to 200,000 square feet.

Development Land Acquisition. In January 2005, we acquired 1.0 acre of land adjacent to International Speedway Square for a purchase price of $1.1 million.

Ultimate Electronics Bankruptcy. In January 2005, one of our tenants, Ultimate Electronics, filed a petition for Chapter 11 bankruptcy to reorganize its business operations. Ultimate Electronics has two leases in centers owned by us in the Dallas area. The tenant occupies a total of approximately 64,000 square feet at an average base rent of $19.53 per square foot. This represents approximately 2.6% of our annualized base rent as of December 31, 2004. On March 24, 2005, Ultimate Electronics filed with the United States Bankruptcy Court its intent to close the two stores for which it has leases with us. This filing indicates that the store closings are scheduled to occur on or about June 30, 2005.

Fox Lake Crossing Acquisition. In February 2005, we acquired the Fox Lake Crossing, a 99,100 square foot neighborhood shopping center in Fox Lake, IL, a suburb of Chicago, for approximately $12.3 million in assumed debt and approximately $3.2 million in cash. We also purchased approximately 16 acres of contiguous raw land that includes two outlots zoned for retail development for approximately $2.8 million in cash. In addition, we acquired a tax-increment financing (TIF) receivable for $1.5 million.

Winn-Dixie Bankruptcy. In February 2005, Winn-Dixie Stores, Inc. filed a filed a petition for Chapter 11 bankruptcy to reorganize its business operations. Winn-Dixie has two leases in centers owned by us in Florida. The tenant occupies a total of approximately 103,000 square feet at an average base rent of $7.80 per square foot. This represents approximately 1.7% of our annualized base rent as of December 31, 2004. The tenant has not advised us of its intentions with respect to these leases but both stores are currently open.

Pending Acquisitions. On March 3, 2005, we entered into three related purchase and sale agreements for the acquisition of three community shopping centers. These acquisitions are summarized as follows:

•	Plaza Volente, a 156,308 square foot shopping center in Austin, Texas, for an estimated cash purchase price of $36.1 million;

•	Indian River Square, a 144,134 square foot shopping center in Vero Beach, Florida, for an estimated cash purchase price of $16.4 million; and

•	Fountain Oaks, a 160,598 square foot shopping center in Atlanta, Georgia, for an estimated cash purchase price of $26.0 million inclusive of $13.7 million of assumed indebtedness.

The acquisitions of these properties are subject to satisfactory completion of due diligence on or prior to April 15, 2005, satisfaction of other customary closing conditions and, in the case of the Fountain Oaks Shopping Center, to the lender’s consent to the assumption by the Company of existing indebtedness. Each seller has the option to terminate its agreement with the Company if any of the other acquisitions do not simultaneously close. There can be no assurance that the conditions to completion of the acquisitions will be met or that these acquisitions will in fact be consummated.

Acquisition of Option Property. On March 31, 2005, the Company acquired Tarpon Springs Plaza at a price equal to Messrs. Al Kite, John Kite, Paul Kite and Tom McGowan’s net equity in the property, at cost plus the assumption of certain liabilities and the obligation to repay certain indebtedness, or a total of approximately $7.2 million. The equity portion of the purchase price was paid through the issuance of units of the Operating Partnership.

Tarpon Springs Plaza is a planned development on a 15 acre site in Naples, Florida. The planned development includes approximately 95,000 square feet of retail space and up to four outparcels. In addition, Target Corp. owns an 18 acre adjacent parcel and plans to construct a 173,800 square foot Super Target store, which will shadow anchor the Tarpon Springs Plaza property.

Hedging Transactions

On March 24, 2005, we entered into two interest rate swaps with notional amounts of $35 million and $15 million. We designated these transactions as hedges to effectively fix the interest rates on a portion of our variable rate debt.

Development Property Acquisition

On March 31, 2005, we acquired approximately 21.6 acres of partially unimproved land in Naperville, IL for a cash purchase price of approximately $9.5 million. This development will contain approximately 95,000 square feet of retail space and an approximately 70,000 square foot Marsh Supermarket.

Business Strategy

Our primary business objectives are to generate increasing cash flow, achieve sustainable long-term growth and maximize shareholder value primarily through the development, acquisition and operation of well-located community and neighborhood shopping centers. We seek to implement our business objectives by:

•	successfully completing the construction and lease-up of our development portfolio;

•	continuing to pursue well-located land which can support development;

•	acquiring well-located, high quality retail properties through our investment and market selection process;

•	maintaining a focused property management and leasing strategy;

•	selling assets and recycling capital; and

•	leveraging our construction and advisory services businesses.

Development Activities. We serve as an in-house and third-party developer for national retailers and other clients, providing a broad range of services that include site selection, development incentives procurement, design, leasing, construction and property management. As a vertically integrated real estate company, we control all aspects of the development process from design to operation, which improves our ability to deliver a quality product to our tenants on budget and on time. We have in-house capabilities and expertise in project design, development, leasing, construction and property management. Our construction expertise enables us to better identify and complete redevelopment and value-enhancing acquisition opportunities. We believe that our vertically integrated platform allows us to achieve attractive risk-adjusted returns on our development projects while substantially mitigating the risks associated with ground-up development.

As of December 31, 2004, we had an extensive development pipeline, which we expect to be a significant source of growth for us over the next several years. We had nine retail properties under development as of December 31, 2004, that are expected to contain approximately 1.2 million square feet, of which approximately

560,000 square feet will be owned by us with the remainder to be owned by anchor tenants upon completion of the development. The total estimated cost for these properties is approximately $102 million, of which approximately $79 million had been incurred as of December 31, 2004.

Acquisition of Development Parcels. As of December 31, 2004, we owned interests in land parcels comprising approximately 50 acres of raw land that represent future retail and commercial development opportunities, either in the form of expansion of existing properties or development of new retail properties. In January 2005 we acquired 33 acres of entitled raw land in Estero, Florida which can support up to 200,000 square feet of retail. This acreage was acquired in a joint venture with a private Florida developer, a mutually beneficial relationship that gives us access to valuable investment opportunities and permits us to mitigate our development risk, while allowing our partner to benefit from our access to capital, vertically integrated development platform, and relationships with national tenants. We anticipate continuing to use this model of joint venturing to source and complete certain new projects in 2005 and beyond. We believe our extensive development pipeline creates substantial opportunities to increase cash flow and create long-term shareholder value.

Property Acquisitions and our Investment and Market Selection Process. We seek to develop and acquire primarily neighborhood and community shopping centers in neighborhood trade areas with attractive demographics. When specific markets are selected, we seek a convenient and easily accessible location, preferably occupying the dominant corner, that has abundant parking facilities, is close to residential communities, and has excellent visibility for our tenants and easy access for neighborhood shoppers. Our selection process emphasizes the following factors:

Market and Trade Area: In order to take advantage of our current resources and create economies of scale, our development and acquisition activities are focused primarily in or near the markets in which we currently operate or in which we have had previous experience. By having a presence in a market and developing relationships in that market, we have a greater awareness of market trends and opportunities.

We evaluate each market based on criteria appropriate for each market and prospective use, including:

•	average household income in a three- and five-mile radius;

•	historical and projected population growth;

•	density of population within a one, three or five mile radius of the center depending on the characteristics of the property;

•	transportation patterns and infrastructure;

•	barriers to the development of competing centers; and

•	diverse employment base.

We also consider opportunities to expand into other geographic markets if we believe that those markets have favorable long-term growth prospects.

Property Characteristics: We focus on neighborhood and community shopping centers anchored by market-leading retailers or smaller operators with dominant niche positions. In addition, we focus on the presence of one or more additional anchors for these centers, including off-price retailers, office superstores, grocers and fabric and clothing retailers, all of whom we believe increase traffic at the centers and are generally beneficial to the value of the center. We also seek properties with a diverse tenant mix that includes service retailers, such as banks, florists, video stores, restaurants, apparel and specialty shops. We target dominant shopping centers that generate a steady, repetitive flow of traffic by providing staple goods to the community and offering a high level of convenience with ease of access and abundant parking.

We plan to focus our new investments in the shopping center sector, but also may selectively pursue commercial development opportunities in markets where we currently operate and where we believe we can leverage our existing infrastructure and relationships to generate attractive risk adjusted returns. In evaluating future investments in properties other than neighborhood and community shopping centers, we seek properties or transactions that have unique characteristics that present a compelling case for investment. Examples might include properties having high entry yields, properties that are outside of our target markets but are being sold as part of a portfolio package, properties that are debt-free, a transaction in which we might issue units in our operating partnership or properties that provide substantial growth potential through redevelopment.

Retailer Relationships: We seek to partner with key tenants and retailers, such as Lowe’s, Walgreen’s, Old Navy, Bed Bath & Beyond, Staples, Publix, Kohl’s, Target and Wal-Mart, to identify attractive investments in new and existing markets. We seek to maintain strong tenant and retailer relationships in order to avoid rent interruptions and reduce marketing, leasing and tenant improvement costs that result from re-tenanting space.

We believe that we will continue to source a significant volume of growth opportunities through the extensive network of tenant, corporate and institutional relationships that we have established (through our Predecessor) over the last four decades. Additionally, we believe our status as a publicly traded umbrella partnership REIT will enhance our ability to acquire properties from tax-motivated sellers through the use of Operating Partnership units as consideration, thereby providing sellers with liquidity and diversification while providing the opportunity for substantial deferral of income taxes that otherwise would be due as a result of a cash sale.

Property Management and Leasing Strategy. We believe that focused property management, leasing and tenant retention are essential to maximizing the cash flow and value of our properties. Our property management and leasing functions are supervised and administered by personnel at our principal executive office.

Our primary goal in property management is to maintain an attractive shopping environment on a cost effective basis for our tenants. Our property managers maintain regular contact with our tenants and frequently visit each asset to support the local personnel and to ensure the proper implementation and execution of our policies and directives. As part of our ongoing property management, we conduct regular physical property reviews to improve our properties, react to changing market conditions and ensure proper maintenance. In addition, we have a competitive bid process for the majority of our service contracts. In the future, we may establish regional offices in certain markets such as Texas and Florida where we plan to expand our current operations through additional acquisitions and development.

Our relationships with several national retailers that currently occupy space in our portfolio are the cornerstone of our overall leasing strategy. These nationally recognized anchor tenants enhance the stability and attractiveness of our properties by driving customer traffic, thereby enhancing the performance of our non-anchor tenants and small shops. Due to the importance of these anchor tenants to our business, our leasing and development teams work closely with each of these retailers on site selection and expansion opportunities within our current and future portfolio. This focused coverage allows us to anticipate space needs, fill vacant space in our existing portfolio and identify opportunities to enter into new markets.

Our leasing representatives have become experts in the markets in which we operate by becoming familiar with current tenants as well as potential local, regional and national tenants who would complement our current tenant base. We study demographics, tenant sales and merchandizing mix to optimize the sales performance of our centers and thereby increase rents. We believe this hands-on approach maximizes the value of our shopping centers.

Disposition Strategy. We review each of our assets on a regular basis to determine the appropriate capital strategy for the asset. This review involves weighing the asset’s future potential growth against its current market value. Subject to REIT qualification rules, avoidance of the 100% “prohibited transactions tax” applicable to REITs and tax protection obligations that we undertook in connection with our formation transactions, we will consider disposing of properties if our management determines that a sale of a property would be in our best interests based on the price being offered for the property, the operating performance of the property, the tax consequences of the sale and other factors and circumstances surrounding the proposed sale. Property dispositions that would give rise to an indemnification obligation under the tax protection obligations we undertook in connection with our formation transactions are subject to approval by a majority of our independent trustees.

Construction and Advisory Services Operations. We provide general construction, construction management, design/build and complete site development services and have experience in corporate, institutional, hotel, medical and retail construction. KMI Realty Advisors, one of our subsidiaries, is a registered Qualified Professional Asset Manager (QPAM) under ERISA, providing strategic property services to both the public and private sector. KMI provides a full range of real estate consulting services, including portfolio management, due diligence, acquisition, development, financial, program management, facility management and disposition services. KMI will utilize resources from our development and construction operations to customize a real estate strategy to achieve specific client goals. As of December 31, 2004, KMI managed or co-managed real estate portfolios totaling approximately $200 million for two pension funds and co-managed approximately 10 million square feet for one corporate client. In addition to being a continuing source of advisory income, we believe that KMI will help facilitate future access to capital and avenues for growth.

Financing Strategy

We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of indebtedness, including the purchase price of properties to be developed or acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties, as well as our Company as a whole, to generate cash flow to cover expected debt service.

Generally speaking, although we may incur any of the forms of indebtedness described below, we intend to focus primarily on financing future growth through the incurrence of secured debt on an individual property or a portfolio of properties. We may incur debt in the form of purchase money obligations to the sellers of properties, or in the form of publicly or privately placed debt instruments, financing from other banks, institutional investors, or other lenders, any of which may be unsecured or may be secured by mortgages or other interests in our properties. This indebtedness may be recourse, non-recourse or cross-collateralized and, if recourse, that recourse may include our general assets and, if non-recourse, may be limited to the particular property to which the indebtedness relates. In addition, we may invest in properties subject to existing loans secured by mortgages or similar liens on the properties, or may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings for working capital, to purchase additional interests in partnerships or joint ventures in which we participate, to refinance existing indebtedness or to finance acquisitions, expansion, redevelopment of existing properties or development of new properties. We also may incur indebtedness for other purposes when, in the opinion of our board or management, it is advisable to do so. In addition, we may need to borrow to make distributions (including distributions that may be required under the Internal Revenue Code) if we do not have sufficient cash available to make those distributions.

Business Segments

The principal business of the Company and its consolidated subsidiaries is the development, construction, acquisition, ownership and operation of high quality neighborhood and community shopping centers in selected growth markets in the United States. We have aligned our operations into two business segments: (i) real estate operation and development and (ii) construction and advisory services. See note 10 — Segment Information in our Notes to Consolidated and Combined Financial Statements contained in this Form 10-K for information on our two business segments and the reconciliation of total segment revenues to total revenues, total segment operating income to operating income, total segment net income (loss) to net income (loss) and total segment assets to total assets for the years ended December 31, 2004, 2003 and 2002.

Competition

We encounter competition for development and acquisitions of existing income-producing properties. We believe that competition for the development, acquisition and operation of neighborhood and community shopping centers is highly fragmented. We face competition from institutional investors, other REITs and owner-operators engaged in the development, acquisition, ownership and leasing of shopping centers as well as from numerous local, regional and national real estate developers and owners in each of our markets. We also face competition in leasing available space at our properties to prospective tenants. The actual competition for tenants varies depending upon the characteristics of each local market in which we own and manage property. We believe that the principal competitive factors in attracting tenants in our market areas are location, price, the presence of anchor tenants and maintenance of properties.

Government Regulation

Americans with Disabilities Act. Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Regulations. Some of the properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations may have released, or have the potential to release, such substances into the environment. In addition, some of our properties have tenants which may use hazardous or toxic substances in the routine course of their businesses. As a general rule, these tenants have covenanted to use these substances, if any, in compliance with all environmental laws and have agreed to indemnify us for any damages that we may suffer as a result of their use of such substances. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Finally, some of our properties may contain asbestos-containing building materials, or ACBM. Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. We are not aware of any environmental issues that may materially affect the operation of any of our properties.

Insurance

We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the properties in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God, and, in some cases, flooding. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.

Offices

Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

We have approximately 78 employees. Of these employees, approximately 55 are “home office” executive and administrative personnel and approximately 23 are on-site management and administrative personnel.

Available Information

Our Internet website address is www.kiterealty.com. You can obtain on our website, free of charge, a copy of our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Trustees — the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee. Copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and our committee charters are also available free of charge, upon request, in print to any shareholder. You can obtain such copies in print by contacting Investor Relations by mail at our principal executive office.

Risk Factors

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements.

We have separated the risks into three groups:

•	risks related to our operations;

•	risks related to our organization and structure; and

•	tax risks.

RISKS RELATED TO OUR OPERATIONS

We expect to continue to experience rapid growth and may not be able to adapt our management and operational systems to respond to the integration of additional properties without significant disruption or expense.

We are currently in a period of rapid growth. Our portfolio includes 22 operating properties that we have acquired since 1999, which contain approximately 3.2 million square feet of gross leasable area (including non-owed anchor space). Since 1999, we have developed from the ground up properties containing approximately 2.1 million square feet of gross leasable area and we are currently developing nine additional properties projected to total approximately 1.2 million square feet (including non-owned anchor space) that are scheduled to be completed within the next six months. We also expect to continue to pursue additional acquisition and development opportunities.

As a result of the rapid growth of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems or hire and retain sufficient operational staff to integrate these properties into our portfolio and manage any future acquisitions of additional properties without operating disruptions or unanticipated costs. As we develop or acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants, retailers and employees. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. Our failure to successfully integrate any future properties into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our shareholders.

Our future developments, acquisitions and investment opportunities may not yield the returns we expect or may result in shareholder dilution.

We expect to develop and/or acquire a number of real estate properties in the near future. Shareholders ultimately may not like the location, lease terms or other relevant economic and financial data of any real properties, other assets or other companies we may develop or acquire in the future. New developments are subject to a number of risks, including, but not limited to, construction delays or cost overruns that may increase project costs, financing risks, the failure to meet anticipated occupancy or rent levels, failure to receive required zoning, occupancy, land use and other governmental permits and authorizations and changes in applicable zoning and land use laws. In addition, if a project is delayed, certain tenants may have the right to terminate their leases. If any of these problems occur, development costs for a project will increase, and there may be significant costs incurred for projects that are not completed. In deciding whether to acquire or develop a particular property, we make certain assumptions regarding the expected future performance of that property. If these new properties do not perform as expected, our financial performance will be adversely affected. In addition, the issuance of equity securities for any acquisitions could be substantially dilutive to our shareholders.

Our results of operations will be significantly influenced by the economies of the markets in which we operate, and the market for retail space generally.

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased Internet shopping, infrastructure quality, state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors. In addition, as of December 31, 2004, 43% of our retail operating and development owned gross leaseable area and 100% of our commercial operating square footage were located in the state of Indiana, which exposes us to greater economic risks than if we owned properties in numerous geographic regions. Any adverse economic or real estate developments in Indiana and the surrounding region or any of the markets in which we operate, or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems, could adversely affect our financial condition, results of operations, cash flow, the trading price of our Common Shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Moreover, because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been and could be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues or the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space and could harm our business.

We had approximately $283 million of consolidated indebtedness outstanding as of December 31, 2004, which may impede our operating performance and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest can adversely affect our operating performance. We had approximately $283 million of consolidated outstanding indebtedness as of December 31, 2004. Approximately $127 million of this debt will bear interest at a variable rate. Interest rates remain near historic lows and may increase significantly. Failure to hedge effectively against interest rate changes may adversely affect results of operations. If our interest expense increased significantly, it would adversely affect our results of operations.

We also intend to incur additional debt in connection with future developments and acquisitions of properties. We may borrow new funds to develop or acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of the real estate properties we develop or acquire. We also may borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90%

of our annual REIT taxable income or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes or otherwise avoid paying taxes that can be eliminated through distributions to our shareholders.

Our substantial debt may harm our business and operating results by:

•	requiring us to use a substantial portion of our funds from operations to pay interest, which reduces the amount available for distributions;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; and

•	limiting our ability to borrow more money for operating or capital needs or to finance acquisitions in the future.

In addition to the risks discussed above and those normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, we also are subject to the risk that we will not be able to refinance the existing indebtedness on our properties (which, in most cases, will not have been fully amortized at maturity) or obtain permanent financing on development projects we financed with construction loans or mezzanine debt, and that the terms of any refinancing we could obtain would not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations.

Our financial covenants may restrict our operating and acquisition activities.

Our revolving credit facility contains certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of the financial covenants could cause an event of default under and/or accelerate some or all of our indebtedness, which could have a material adverse effect on us.

Failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, could seriously harm our performance.

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or non-owned anchor or a failure by that major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with leases in multiple locations, could seriously harm our performance. As of December 31, 2004, our three largest tenants in terms of annualized base rent were Mid-America Clinical Laboratories, the State of Indiana and Eli Lilly, with scheduled annualized base rents for each representing 3.6%, 3.4% and 3.4%, respectively, of our total annualized base rent.

We may be unable to collect balances due from any tenants in bankruptcy.

We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant or the lease guarantor, or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold.

Two of our tenants, Ultimate Electronics and Winn-Dixie, each of which has two leases in centers owned by us, have recently filed for bankruptcy protection. Ultimate Electronics filed for bankruptcy protection on January 11, 2005, and Winn-Dixie filed for bankruptcy protection on February 21, 2005. The base rent payable to us under these four leases represents approximately 4.3% of our annualized base rent as of December 31, 2004. Under federal bankruptcy law, Ultimate Electronics and Winn-Dixie can reject all or any number of these leases. Ultimate Electronics has neither affirmed nor rejected its leases with us at these locations; however, on March 24, 2005, it filed with the United States Bankruptcy Court its intent to close the two stores for which it has leases with us. This filing indicates that the store closings are scheduled to occur on or about June 30, 2005. We have no information at this time as to Winn-Dixie’s plans for its two leases with us. The delay or failure of either tenant to make payments under its leases, or the rejection by the tenants of all four of the leases under federal bankruptcy laws, would adversely impact our performance, which impact could be material. In addition, Ultimate Electronic’s or Winn-Dixie’s termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases.

We may experience reduced revenue with respect to our Glendale Mall property while we evaluate strategic alternatives with respect to this property.

We are currently evaluating several strategic alternatives with respect to our Glendale Mall property in Indianapolis, Indiana, including the possibility of redeveloping or selling the property. Glendale Mall is our largest property and includes approximately 724,000 square feet of gross leasable area (including approximately 145,000 square feet of non-owned anchor space), with an annualized base rent of approximately $2.9 million as of December 31, 2004, representing approximately 6.3% of our total annualized base rent. In November 2004, Stein Mart terminated its lease with us at Glendale Mall. This vacated space represents approximately 4.9% of the total gross leasable area of the property. As of December 31, 2004, Glendale Mall was approximately 87% leased, and we have not re-leased the space vacated by Stein Mart.

If we decide to redevelop the property, we may have to obtain the consent of various tenants in order to do so and various tenants may have the right to withdraw from Glendale Mall if the redevelopment project is not completed on time. In addition, we will bear the risks of construction delays or cost overruns that may increase project costs and make a project uneconomical and the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment. The revenue generated from this property could potentially be lower during any redevelopment since we would not be receiving rent with respect to the space being redeveloped.

Our current and future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

As of December 31, 2004, we owned four of our operating properties through joint ventures, two of which were accounted for using the equity method as we do not exercise requisite control for consolidation treatment. For the twelve months ended December 31, 2004, the four properties represented approximately 9% of our revenues. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

•	we may share decision-making authority with our joint venture partners regarding major decisions affecting the ownership or operation of the joint venture and the joint venture property, such as the sale of the property or the making of additional capital contributions for the benefit of the property, which may prevent us from taking actions that are opposed by our joint venture partners;

•	prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which restricts our ability to dispose of our interest in the joint venture;

•	our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a property or increase our financial commitment to the joint venture;

•	our joint venture partners may have business interests or goals with respect to the property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

•	disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict or dispute is resolved; and

•	we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments.

In the future, we intend to co-invest with third parties through joint ventures that involve similar or additional risks.

Adverse market conditions may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our business.

The economic performance and value of our real estate assets is subject to all of the risks associated with owning and operating real estate, including risks related to adverse changes in national, regional and local economic and market conditions. Our operating and development properties currently are located in nine states, with approximately 51% of the owned square footage located in the State of Indiana. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant bankruptcies, which may harm our performance in the affected market. Economic and market conditions also may affect the ability of our tenants to make lease payments. If our properties do not generate sufficient income to meet our operating expenses, our income and results of operations would be significantly harmed.

We face significant competition, which may impede our ability to renew leases or re-let space as leases expire, require us to undertake unbudgeted capital improvements, or impede our ability to make future developments or acquisitions or increase the cost of these developments or acquisitions.

We compete with numerous developers, owners and operators of retail shopping centers for tenants. These competitors include institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same submarkets in which our properties are located, but which have greater capital resources. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, trading price of our Common Shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be adversely affected. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements we undertake may reduce cash available for distributions to shareholders.

We also face significant competition for development and acquisition opportunities. Many of our competitors have greater financial resources than us and a greater ability to borrow funds to develop or acquire properties. Competition for investments may reduce the number of suitable investment opportunities available to us and may have the effect of increasing development or acquisition costs and/or reducing the rents we can charge and, as a result, adversely affecting our operating results. The current market for acquisitions is extremely competitive.

We may not be successful in identifying suitable development projects or acquisitions that meet our criteria, which may impede our growth.

A central part of our business strategy is expansion through development projects and acquisitions, which requires us to identify suitable development or acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable real estate properties or other assets that meet our development or acquisition criteria or in completing developments, acquisitions or investments on satisfactory terms. Failure to identify or complete developments or acquisitions could slow our growth, which could in turn adversely affect our operations.

Redevelopment activities may be delayed or otherwise may not perform as expected.

We expect to redevelop certain of our properties in the future. In connection with any redevelopment of our properties, we will bear certain risks, including the risks of construction delays or cost overruns that may increase project costs and make a project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, various tenants may have the right to withdraw from a property if a development and/or redevelopment project is not completed on time. In the case of a redevelopment project, consents may be required from various tenants in order to redevelop a center. In case of an unsuccessful redevelopment project, our loss could exceed our investment in the project.

We may not be able to sell properties when appropriate.

Real estate property investments generally cannot be sold quickly. In connection with our formation at the time of our IPO, we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners of our Operating Partnership. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, then we will indemnify the contributors of those properties for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment). The six properties to which our tax indemnity obligations relate represented approximately 29% of our annualized base rent in the aggregate as of December 31, 2004. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South and Mid-America Clinical Labs. We also agreed to limit the aggregate gain these certain limited partners of our Operating Partnership would recognize with respect to certain other contributed properties through December 31, 2016 to not more than $48 million in total, with certain annual limits, unless we reimburse them for the taxes attributable to the excess gain (and any taxes imposed on the reimbursement payments), and to take certain other steps to help them avoid incurring taxes that are deferred in connection with the formation transactions.

The agreement described above is extremely complicated and imposes a number of procedural requirements on us, which make it more difficult for us to ensure that we comply with all of the various terms of the agreement and therefore creates a greater risk that we may be required to make an indemnity payment. The complicated nature of this agreement also might adversely impact our ability to pursue other transactions, including certain kinds of strategic transactions and reorganizations.

Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest to sell. Therefore, we may be unable to vary our portfolio promptly in response to market conditions, which may adversely affect our financial position. In addition, we will be subject to income taxes on gains from the sale of any properties owned by any taxable REIT subsidiary.

Our performance and value are subject to risks associated with real estate assets and with the real estate industry.

Our ability to make expected distributions to our shareholders depends on our ability to generate substantial revenues from our properties. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:

•	local oversupply, increased competition or reduction in demand for space;

•	inability to collect rent from tenants;

•	vacancies or our inability to rent space on favorable terms;

•	inability to finance property development, tenant improvements and acquisitions on favorable terms;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	changing demographics; and

•	changing traffic patterns.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect our financial condition, results of operations, cash flow, per share trading price of our Common Shares and ability to satisfy our debt service obligations and to make distributions to our shareholders.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the properties in our portfolio. We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God, and, in some cases, flooding. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

Rising operating expenses could reduce our cash flow and funds available for future distributions.

Our existing properties and any properties we develop or acquire in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, then we could be required to expend funds for that property’s operating expenses. The properties will be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.

We could incur significant costs related to government regulation and environmental matters.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership, operation and management of real properties, we are potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

Our organizational documents contain provisions that generally would prohibit any person (other than members of the Kite family who, as a group, are currently allowed to own up to 21.5% of our outstanding Common Shares) from beneficially owning more than 7% of our outstanding Common Shares (or up to 9.8% in the case of certain designated investment entities, as defined in our declaration of trust), which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our shares or otherwise benefit our shareholders.

Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management.

(1)  There are ownership limits and restrictions on transferability in our declaration of trust. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to satisfy this requirement and for anti-takeover reasons, our declaration of trust generally prohibits any shareholder (other than an excepted holder or certain designated investment entities, as defined in our declaration of trust) from owning (actually, constructively or by attribution), more than 7% of the value or number of our outstanding Common Shares. Our declaration of trust provides an excepted holder limit that allows members of the Kite family (Al Kite, John Kite and Paul Kite, their family members and certain entities controlled by one or more of the Kites), as a group, to own more than 7% of our outstanding Common Shares, so long as, under the applicable tax attribution rules, no one excepted holder treated as an individual would hold more than 21.5% of our Common Shares, no two excepted holders treated as individuals would own more than 28.5% of our Common Shares, no three excepted holders treated as individuals would own more than 35.5% of our Common Shares, no four excepted holders treated as individuals would own more than 42.5% of our Common Shares, and no five excepted holders treated as individuals would own more than 49.5% of our Common Shares. Currently, one of the excepted holders would be attributed all of the Common Shares owned by each other excepted holder and, accordingly, the excepted holders as a group would not be allowed to own in excess of 21.5% of our Common Shares. If at a later time, there were not one excepted holder that would be attributed all of the shares owned by the excepted holders as a group, the excepted holder limit would not permit each excepted holder to own 21.5% of our Common Shares. Rather, the excepted holder limit would prevent two or more excepted holders who are treated as individuals under the applicable tax attribution rules from owning a higher percentage of our Common Shares than the maximum amount of Common Shares that could be owned by any one excepted holder (21.5%), plus the maximum amount of Common Shares that could be owned by any one or more other individual Common Shareholders who are not excepted holders (7%). Certain entities that are defined as designated investment entities in our declaration of trust, which generally includes pension funds, mutual funds, and certain investment management companies, are permitted to own up to 9.8% of our outstanding Common Shares, so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the 7% ownership limit if those beneficial owners owned directly their proportionate share of the Common Shares owned by the designated investment entity. Our board of trustees may waive the 7% ownership limit or the 9.8% designated investment entity limit for a shareholder that is not an individual if such shareholder provides information and makes representations to the board that are satisfactory to the board, in its reasonable discretion, to establish that such person’s ownership in excess of the 7% limit or the 9.8% limit, as applicable, would not jeopardize our qualification as a REIT. In addition, our declaration of trust contains certain other ownership restrictions intended to prevent us from earning income from related parties if such income would cause us to fail to comply with the REIT gross income requirements. The various ownership restrictions may:

•	discourage a tender offer or other transactions or a change in management or control that might involve a premium price for our shares or otherwise be in the best interests of our shareholders; or

•	compel a shareholder who has acquired our shares in excess of these ownership limitations to dispose of the additional shares and, as a result, to forfeit the benefits of owning the additional shares. Any acquisition of our Common Shares in violation of these ownership restrictions will be void ab initio and will result in automatic transfers of our Common Shares to a charitable trust, which will be responsible for selling the Common Shares to permitted transferees and distributing at least a portion of the proceeds to the prohibited transferees.

(2)  Our declaration of trust permits our board of trustees to issue preferred shares with terms that may discourage a third party from acquiring us. Our declaration of trust permits our board of trustees to issue up to 40,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board. Thus, our board could authorize the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares. In addition, any preferred shares that we issue likely would rank senior to our Common Shares with respect to payment of distributions, in which case we could not pay any distributions on our Common Shares until full distributions were paid with respect to such preferred shares.

(3)  Our declaration of trust and bylaws contain other possible anti-takeover provisions. Our declaration of trust and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change in control of our company or the removal of existing management and, as a result, could prevent our shareholders from being paid a premium for their Common Shares over the then-prevailing market prices. These provisions include advance notice requirements for shareholder proposals and our board of trustees’ power to reclassify shares and issue additional Common Shares or preferred shares and the absence of cumulative voting rights.

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our Common Shares with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“business combination moratorium/fair price” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes stringent fair price and super-majority shareholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares” from a party other than the issuer) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two thirds of all the votes entitled to be cast on the matter, excluding all interested shares, and are subject to redemption in certain circumstances.

We have opted out of these provisions of Maryland law. However, our board of trustees may opt to make these provisions applicable to us at any time.

Our management has limited experience operating a REIT or a public company.

We have limited operating history as a REIT or a public company. Our board of trustees and executive officers have overall responsibility for our management and, while certain of our officers and trustees have extensive experience in real estate marketing, development, management, finance and law, our executive officers have limited experience in operating a business in accordance with the Internal Revenue Code requirements for maintaining qualification as a REIT or in operating a public company. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT or a public company. If we fail to qualify as a REIT, and are not able to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, the value of our Common Shares and our ability to raise additional capital will be adversely affected because we will be required to pay corporate tax at applicable rates on our taxable income, our distributions to shareholders will not be deductible for federal income tax purposes and we will no longer be required to make distributions to shareholders.

Certain officers and trustees may have interests that conflict with the interests of shareholders.

Certain of our officers and members of our board of trustees own limited partnership units in our operating partnership. These individuals may have personal interests that conflict with the interests of our shareholders with respect to business decisions affecting us and our operating partnership, such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment. As a result, the effect of certain transactions on these unit holders may influence our decisions affecting these properties.

Certain members of our management team have outside business interests that could require time and attention.

Certain members of our management team own interests in properties that are not part of our Company. These properties include various outlots and interests in buildings that are held for sale, a 243-room Indianapolis luxury hotel and condominium development that is planned for 2006 delivery, certain option properties and Kite, Inc., a full service self-performing interior construction company. In some cases, one or more of these individuals or their affiliates will have certain management and fiduciary obligations that may conflict with such person’s responsibilities as an officer or trustee of our company and may adversely affect our operations.

We depend on external capital.

To qualify as a REIT, we will be required to distribute to our shareholders each year at least 90% of our net taxable income excluding net capital gains. In order to eliminate federal income tax, we will be required to distribute annually 100% of our net taxable income, including capital gains. Because of these distribution requirements, we likely will not be able to fund all future capital needs, including capital for property development and acquisitions, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms, if at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings and our ability to qualify as a REIT for federal income tax purposes.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests that an ordinarily prudent person in a like position would use under similar circumstances. Our declaration of trust and bylaws require us to indemnify our trustees and officers for actions taken by them in those capacities to the extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of our trustees or officers impede the performance of our company, our shareholders’ ability to recover damages from such trustee or officer will be limited.

We may have assumed liabilities in connection with our formation transactions.

As part of our formation transactions, we acquired entities and assets that are subject to existing liabilities, some of which may have been unknown at the time our initial public offering was completed. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims by customers, vendors or other persons dealing with our predecessor entities (that had not been asserted or threatened prior to our initial public offering), tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. While in some instances we may have the right to seek reimbursement against an insurer or another third party for certain of these liabilities, there can be no assurance that we will be entitled to any such reimbursement or that ultimately we will be able to recover in respect of such rights for any of these historical liabilities.

Our shareholders have limited ability to prevent us from making any changes to our policies that they believe could harm our business, prospects, operating results or share price.

Our board of trustees has adopted policies with respect to certain activities. These policies may be amended or revised from time to time at the discretion of our board of trustees without a vote of our shareholders. This means that our shareholders will have limited control over changes in our policies. Such changes in our policies intended to improve, expand or diversify our business may not have the anticipated effects and consequently may adversely affect our business and prospects, results of operations and share price.

Our share price could be volatile and could decline, resulting in a substantial or complete loss on our shareholders’ investment.

The stock markets, including The New York Stock Exchange (NYSE), on which we list our Common Shares, have experienced significant price and volume fluctuations. As a result, the market price of our Common Shares could be similarly volatile, and investors in our Common Shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our Common Shares could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	actions by institutional shareholders;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

A substantial number of our Common Shares will be eligible for sale in the near future, which could cause our Common Share price to decline significantly.

If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our Common Shares in the public market, the market price of our Common Shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2004, we had outstanding approximately 19,148,000 Common Shares. Of these shares, approximately 18,300,000 shares are freely tradable, except for any shares held by our “affiliates,” as that term is defined by Rule 144 under the Securities Act and approximately 848,000 additional Common Shares will be available for sale in the public market beginning on May 8, 2005 following the expiration of lock-up agreements, originally entered into in connection with our IPO, between our executive officers and trustees, on the one hand, and the underwriters of our IPO, on the other hand. The representatives of the underwriters may release these shareholders from their lock-up agreements at any time and without notice, which would allow for earlier sale of shares in the public market. In addition, beginning August 16, 2005, approximately 8.3 million units of limited partnership interest in our operating partnership, which are owned by certain of our executive officers and other individuals, will become redeemable by the holder for cash or, at our election, Common Shares. Certain of our executive officers and other individuals have registration rights that will enable them to sell shares received in our formation transactions or upon redemption of operating partnership units in market transactions, subject to certain limitations. As restrictions on resale end and units are redeemed for Common Shares, the market price of our Common Shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

TAX RISKS

Failure of our company to qualify as a REIT would have serious adverse consequences to us and our shareholders.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2004, and we plan to operate so that we can meet the requirements for qualification and taxation as a REIT. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. As a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income (excluding capital gains). The fact that we hold substantially all of our assets through the operating partnership and its subsidiaries further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for such failure.

We will pay some taxes even if we qualify as a REIT.

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including capital gains). Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that our predecessors otherwise would have sold or that it might otherwise be in our best interest to sell. In addition, any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat Kite Realty Holdings, LLC as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.

ITEM 2.  PROPERTIES

Retail Operating Properties

As of December 31, 2004, we owned interests in a portfolio of 30 retail operating properties totaling approximately 4.6 million square feet of gross leasable area (“GLA”) (including non-owned anchor space). The following sets forth more specific information with respect to the Company’s retail operating properties as of December 31, 2004:

Operating Retail Properties — Table I

Property(1)(2)	State	MSA	Year Built/ Renovated	Year Added to Operating Portfolio	Acquired, Redeveloped, or Developed	Total GLA(3)	Owned GLA(3)	Percentage of Owned GLA Leased(4)
Int’l Speedway Square(5)	FL	Daytona Beach	1999	1999	Developed	233,901	220,901	100.0%
King’s Lake Square	FL	Naples	1986	2003	Acquired	85,497	85,497	97.5%
Wal-Mart Plaza(6)	FL	Gainesville	1970	2004	Acquired	177,766	177,766	99.1%
Waterford Lakes	FL	Orlando	1997	2004	Acquired	77,948	77,948	100.0%
Shops at Eagle Creek	FL	Naples	1998	2003	Acquired	75,944	75,944	93.6%
Circuit City Plaza	FL	Fort Lauderdale	2004	2004	Developed	435,906	45,906	91.5%
Centre at Panola	GA	Atlanta	2001	2004	Acquired	73,079	73,079	100.0%
Publix at Acworth	GA	Atlanta	1996	2004	Acquired	69,628	69,628	100.0%
Silver Glen Crossings	IL	Chicago	2002	2004	Acquired	138,274	132,725	88.4%
Glendale Mall(5)	IN	Indianapolis	1958/ 2000	1999	Redeveloped	724,026	579,189	86.7%
Boulevard Crossing	IN	Kokomo	2004	2004	Developed	214,696	112,696	90.3%
Hamilton Crossing	IN	Indianapolis	1999	2004	Acquired	87,374	82,374	92.7%
Fishers Station(7)	IN	Indianapolis	1989	2004	Acquired	114,457	114,457	86.2%
Whitehall Pike	IN	Bloomington	1999	1999	Developed	128,997	128,997	100.0%
The Centre(8)	IN	Indianapolis	1986	1986	Developed	80,689	80,689	100.0%
The Corner	IN	Indianapolis	1984/ 2003	1984	Developed	42,545	42,545	100.0%
Stoney Creek Commons	IN	Indianapolis	2000	2000	Developed	154,282	(*)	(*)
50 S. Morton	IN	Indianapolis	1999	1999	Developed	2,000	2,000	100.0%
Ridge Plaza	NJ	Oak Ridge	2002	2003	Acquired	114,928	114,928	94.4%
Eastgate Pavilion	OH	Cincinnati	1995	2004	Acquired	231,730	231,730	100.0%
82nd & Otty(9)	OR	Portland	2004	2004	Developed	154,845	9,845	100.0%
Plaza at Cedar Hill	TX	Dallas	2000	2004	Acquired	299,783	299,783	100.0%
Sunland Towne Centre	TX	El Paso	1996	2004	Acquired	312,571	307,595	98.9%
Galleria Plaza(10)	TX	Dallas	2002	2004	Acquired	44,306	44,306	100.0%
Cedar Hill Village	TX	Dallas	2002	2004	Acquired	139,092	44,262	100.0%
Preston Commons	TX	Dallas	2002	2002	Developed	142,564	27,564	85.6%
Burlington Coat(11)	TX	San Antonio	1992/ 2000	2000	Redeveloped	107,400	107,400	100.0%
50th & 12th	WA	Seattle	2004	2004	Developed	14,500	14,500	100.0%
176th & Meridian	WA	Seattle	2004	2004	Developed	14,560	14,560	100.0%
Four Corner Square	WA	Seattle	1985	2004	Acquired	73,086	73,086	89.1%
Total						4,566,374	3,391,900	95.3%

Note: An (*) indicates that this property consists of parcels which are ground leased to tenants.

(1)	All properties are wholly-owned, except as indicated.

(2)	Unless otherwise noted, each property is owned in fee by the Company.

(3)	Owned GLA represents gross leaseable area at the property that is owned by us. Total GLA includes Owned GLA, plus square footage attributable to non-owned outlot structures and non-owned anchor space.

(4)	Percentage of Owned GLA Leased (includes square footage of non-owned structures on outlots that we ground lease to tenants).

(5)	A third party manages this property.

(6)	We acquired a 99.9% interest in this property through a joint venture with a third party that manages the property. At the current time, we receive 85% of the cash flow from the property, which percentage may decrease under certain circumstances.

(7)	This property is divided into two parcels: a grocery store and small shops. We acquired a 25% interest in the small shops on July 23, 2004 in a joint venture and a 100% interest in the grocery store on November 24, 2004. The joint venture partner is entitled to an annual preferred payment of $96,000. All remaining cash flow is distributed to the Company.

(8)	We own a 60% interest in this property through a joint venture with the third party that manages the property.

(9)	We do not own the land at this property. We have leased the land pursuant to two ground leases that expire in 2017. We have six five-year options to renew this lease.

(10)	We do not own the land at this property. We lease the land pursuant to a ground lease that expires in 2027. We have five five-year renewal options.

(11)	We do not own the land at this property. We have leased the land pursuant to a ground lease that expires in 2012. We have six five-year renewal options and a right of first refusal to purchase the land.

Operating Retail Properties — Table II

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue	Annualized Ground Lease Revenue	Annualized Total Retail Revenue	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA(1)	Major Tenants and Non-Owned Anchors(2)
Int’l Speedway Square	FL	Daytona Beach	$19,923,058	$2,454,026	$216,400	$2,670,426	7.6%	$11.11	SteinMart, Bed Bath, Circuit City
King’s Lake Square(3)	FL	Naples		1,019,809	0	1,019,809	2.9%	12.24	Publix, Walgreens
Wal-Mart Plaza	FL	Gainesville		869,336	0	869,336	2.5%	4.94	Wal-Mart, Books A Million, Save A Lot
Waterford Lakes(3)	FL	Orlando		890,942	0	890,942	2.5%	11.43	Winn-Dixie(4)
Shops at Eagle Creek(3)	FL	Naples		771,936	0	771,936	2.2%	10.86	Winn-Dixie(4)
Circuit City Plaza	FL	Fort Lauderdale	6,651,191	817,204	0	817,204	2.3%	19.46	Circuit City, Wal-Mart (non-owned), Lowe’s (non-owned)
Centre at Panola	GA	Atlanta	4,576,012	824,148	0	824,148	2.3%	11.28	Publix
Publix at Acworth(3)	GA	Atlanta		799,265	0	799,265	2.3%	11.48	Publix, CVS
Silver Glen Crossings(3)	IL	Chicago		1,627,756	85,000	1,712,756	4.9%	13.88	Dominick’s, MC Sports
Glendale Mall(3)	IN	Indianapolis		2,792,029	140,000	2,932,029	8.4%	5.56	L.S. Ayres, Kerasotes Theatre, Lowe’s (non-owned)
Boulevard Crossing	IN	Kokomo	12,660,000	1,271,605	75,000	1,346,605	3.8%	12.50	TJ Maxx, Petco, Shoe Carnival, Kohl’s (non-owned)
Hamilton Crossing(3)	IN	Indianapolis		1,187,999	65,000	1,252,999	3.6%	15.56	Office Depot
Fishers Station(5)	IN	Indianapolis	5,465,766	1,156,319	0	1,156,319	3.3%	11.73	Marsh Supermarket
Whitehall Pike	IN	Bloomington	9,960,453	1,014,000	0	1,014,000	2.9%	7.86	Lowe’s
The Centre	IN	Indianapolis	2,604,354	996,562	0	996,562	2.8%	12.35	Osco
The Corner	IN	Indianapolis	1,926,175	477,364	0	477,364	1.4%	11.22	Hancock Fabrics
Stoney Creek Commons(3)	IN	Indianapolis		(*)	223,000	223,000	0.6%	(*)	Lowe’s (non-owned)
50 S. Morton	IN	Indianapolis		114,000	0	114,000	0.3%	57.00
Ridge Plaza	NJ	Oak Ridge	16,962,625	1,732,090	0	1,732,090	4.9%	15.96	A&P, CVS
Eastgate Pavilion	OH	Cincinnati		2,209,767	0	2,209,767	6.3%	9.54	Dick’s Sporting Goods, Value City Furniture, Best Buy
82nd & Otty	OR	Portland	1,586,756	273,156	122,500	395,656	1.1%	27.75
Plaza at Cedar Hill	TX	Dallas	30,258,758	3,501,144	0	3,501,144	10.0%	11.68	Hobby Lobby, Linens ‘N Things, Marshall’s
Sunland Towne Centre	TX	El Paso	18,725,958	2,901,099	95,280	2,996,379	8.5%	9.53	Kmart, Circuit City, Roomstore
Galleria Plaza(3)	TX	Dallas		1,193,750	0	1,193,750	3.4%	26.94	Ultimate Electronics(4)
Cedar Hill Village(3)	TX	Dallas		643,508	0	643,508	1.8%	14.54	Ultimate Electronics(4), JC Penney (non-owned)
Preston Commons	TX	Dallas	4,652,591	552,652	0	552,652	1.6%	23.42	Lowe’s (non-owned)
Burlington Coat(3)	TX	San Antonio		483,300	0	483,300	1.4%	4.50	Burlington Coat Factory
50th & 12th	WA	Seattle	4,695,018	475,000	0	475,000	1.3%	32.76	Walgreens
176th & Meridian	WA	Seattle	4,265,474	433,000	0	433,000	1.2%	29.74	Walgreens
Four Corner Square	WA	Seattle	2,500,000	682,234	0	682,234	1.9%	10.47	Johnson Hardware Store
Total			$147,414,189	$34,165,000	$1,022,180	$35,187,180	100.0%	$10.57

Note: An (*) indicates that this property consists of parcels which are ground leased to tenants.

(1)	Owned GLA represents gross leaseable area at the property that is owned by us.

(2)	Represents the three largest tenants that occupy at least 10,000 square feet of GLA at the property, including non-owned anchors.

(3)	This property is encumbered under the Company’s line of credit.

(4)	In January 2005, Ultimate Electronics filed a petition for Chapter 11 bankruptcy to reorganize its business operations. In February 2005, Winn-Dixie Stores, Inc. filed a petition for Chapter 11 bankruptcy to reorganize its business operations. Winn-Dixie has not advised us of its intentions with respect to their leases with us; however, on March 24, 2005, Ultimate Electronics filed with the United States Bankruptcy Court its intent to close the two stores for which it has leases with us. This filing indicates that the store closings are scheduled to occur on or about June 30, 2005.

(5)	This property is divided into two parcels: a grocery store and small shops. We acquired a 25% interest in the small shops on July 23, 2004 and a 100% interest in the grocery store on November 24, 2004.

Commercial Properties

As of December 31, 2004, we owned interests in five operating commercial properties totaling approximately 663,000 square feet of net rentable area (“NRA”) and a related parking garage. The following sets forth more specific information with respect to the Company’s commercial properties as of December 31, 2004:

Operating Commercial Properties

Property(1)	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Encumbrances	Owned NRA(2)	Percentage of Owned NRA Leased	Annualized Base Rent	Percentage of Annualized Commercial Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants(3)
Indiana
Thirty South	Indianapolis	1905/2002	Redeveloped	$23,240,515	298,346	94.8%	$4,930,221	50.9%	$17.43	Eli Lilly, City Securities, Kite Realty Group
Mid-America Clinical Labs(4)	Indianapolis	1995/2002	Redeveloped		100,000	100.0%	1,721,000	17.8%	17.21	Mid-America Clinical Laboratories
PEN Products(4)(5)	Indianapolis	2003	Developed		85,875	100.0%	813,236	8.4%	9.47	Indiana Department of Administration
Spring Mill Medical(6)	Indianapolis	1998/2002	Redeveloped	6,134,543	63,431	100.0%	1,523,479	15.7%	24.02	University Medical Diagnostic Associates; Indiana University Health Care Associates
Union Station Parking Garage(4)(7)	Indianapolis	1986	Acquired		N/A	N/A	N/A			Denison Parking
Indiana State Motor Pool(5)	Indianapolis	2004	Developed	3,819,516	115,000	100.0%	693,450	7.2%	6.03	Indiana Dept. of Administration
Total				$33,194,574	662,652	97.7%	$9,681,386	100.0%	$14.96

(1)	Unless otherwise noted, each property is wholly-owned in fee by the Company.

(2)	“NRA” means Net Rentable Area.

(3)	We define major commercial tenants as single tenants that occupy at least 10% of the NRA at this property.

(4)	This property is encumbered under the Company’s line of credit.

(5)	We do not own the land at this property. We have leased the land from the State of Indiana pursuant to a ground lease that expires in 2013 and have constructed improvements that we have leased back to the Indiana Department of Administration. Both the ground lease and the building lease have ten-year terms with two ten-year renewal options that require the approval of both parties. The State has the option to purchase the improvements and our interest as tenant under each of the ground leases at the end of the initial ten-year terms or first renewal term based on negotiated purchase prices set forth in the leases. If the building lease is not renewed at the end of the initial term or first renewal term, we may terminate the ground lease and the State must purchase the improvements at the end of the term at a previously negotiated purchase price.

(6)	We own a 50% interest in this property through a joint venture with one of the tenants of the property.

(7)	2004 annualized minimum rent for Union Station Parking Garage is approximately $500,000.

Retail Development Properties

In addition to our operating retail properties, as of December 31, 2004, we owned nine retail development properties that are expected to contain approximately 1.2 million square feet of gross leaseable area (including non-owned anchor space) upon completion. The following sets forth more specific information with respect to the Company’s retail development properties as of December 31, 2004:

Property	MSA	Type of Property	Opening Date (1)	Encumbrances (4)	Projected Owned GLA/NRA (2)	Projected Total GLA/NRA (3)	Total Estimated Project Cost (4)	Cost Incurred as of 12/31/04 (4)	Percentage of Owned GLA/NRA Pre-Leased (5)	Major Tenants and Non-owned Anchors
Florida
Eagle Creek, Phase II(6)	Naples	Retail	Jan. 2005	$850	n/a	165,000	$9,080	$8,520	n/a
Indiana
Traders Point	Indianapolis	Retail	Oct. 2004	32,530	285,000	366,377	43,227	35,395	73.7%	Dick’s Sporting Goods, Marsh Supermarkets, Bed Bath & Beyond, Kerasotes Theatres, Michaels, Old Navy
Cool Creek Commons	Indianapolis	Retail	Oct. 2004	14,951	126,000	138,529	20,013	17,954	75.8%	SteinMart, Fresh Market
Traders Point II	Indianapolis	Retail	Apr. 2005	2,000	41,000	48,600	8,288	4,379	0.0%	(see Traders Point)
Weston Park, Phase I(6)	Indianapolis	Retail	Nov. 2004	4,214	n/a	12,200	1,963	1,734	n/a
Greyhound Commons(6)	Indianapolis	Retail	Feb. 2005	—	n/a	201,325	4,397	3,199	n/a	Lowe’s (non-owned)
Red Bank Commons	Evansville	Retail	Feb. 2005	—	34,500	246,500	6,400	4,252	39.4%	Wal-Mart (non-owned); Home Depot (non-owned)
Martinsville Shops	Martinsville	Retail	Mar. 2005	—	11,000	11,000	1,197	737	0.0%	Walgreens (non-owned)
Geist Pavilion	Indianapolis	Retail	Mar. 2005	864	62,800	62,800	7,747	3,256	25.8%
Total				$55,409	560,300	1,252,331	$102,312	$79,426	59.9%

(1)	Opening Date is defined as the first date a tenant is open for business or a ground lease or similar payment is made.

(2)	Projected Owned GLA/NRA represents gross leasable area/net rentable area that is owned by the Company. It excludes square footage attributable to non-owned outlot structures on land that is owned by the Company and ground leased to tenants.

(3)	Projected Total GLA/NRA includes Projected Owned GLA, plus projected square footage attributable to non-owned outlot structures on land that is owned by the Company, plus non-owned anchor space that is currently existing or under construction.

(4)	Dollars in thousands.

(5)	Excludes outlots and parcels owned by the Company and ground leased to tenants. Traders Point has seven such parcels, four of which were pre-leased as of December 31, 2004.

(6)	All of the land at Eagle Creek Phase II, Weston Park Phase I, and Greyhound Commons is intended to be ground leased to tenants. We have entered into an agreement to enter into a ground lease for the entire Eagle Creek, Phase II property with a big box retailer. The tenant is obligated to pay and is paying a portion of its rent until the ground lease is executed. Weston Park, Phase I consists of three outlots, two of which were ground leased as of December 31, 2004. Greyhound Commons consists of four outlots, two of which were ground leased as of December 31, 2004.

Land Held For Future Development

As of December 31, 2004, we owned interests in land parcels comprising approximately 50 acres that may be used for future expansion of existing properties or development of new retail or commercial properties.

Option Properties and Rights of First Refusal

In connection with our IPO, we entered into option agreements with the contributors of our properties (or entities controlled or owned by them) that granted our Operating Partnership the right to acquire each of the following properties or interests therein:

•	Erskine Village. A joint venture among Kite South Bend, LLC, Kimco Realty Corporation and Schottenstein Management purchased this 800,000 square foot Scottsdale Mall location in South Bend, Indiana in August 2003 in order to redevelop it. The 58-acre parcel of land is located at the intersection of Miami Street and Ireland Road in South Bend, Indiana. Our Operating Partnership has the right to purchase Kite South Bend, LLC’s 25% interest in this joint venture, subject to approval of the other joint venture partners and the lender.

•	Tarpon Springs Plaza. Tarpon Springs Plaza is a planned development to be located on a 32.7-acre site in Naples, Florida on the southeast corner of Immokalee Road and Interstate 75. Target has committed to construct a 173,800 square foot Super Target on approximately 18 acres. In addition, the center will contain approximately 95,000 square feet of junior boxes, small shop spaces and three outparcels. Our Operating Partnership has the right to acquire the 100% interest in this property held by an entity owned by Messrs. Al Kite, John Kite, Paul Kite and Thomas McGowan. On March 31, 2005, the Company acquired this property at a price equal to Messrs. Al Kite, John Kite, Paul Kite and Tom McGowan’s net equity in the property, at cost plus the assumption of certain liabilities and the obligation to repay certain indebtedness. The equity portion of the purchase price was paid through the issuance of 214,049 units of the Operating Partnership.

•	126th Street & Meridian Medical Complex. The proposed medical complex is located at the northeast corner of 126th Street and Meridian in the heart of Carmel, Indiana’s medical corridor. The approximately 16-acre tract will be divided into two parcels, with each expected to be improved with a 95,000 square foot medical office building. The two parcels will be owned by separate joint venture entities. An entity controlled by Messrs. Al Kite, John Kite, Paul Kite and Thomas McGowan will own 50% of each joint venture entity pursuant to separate option agreements and the remainder will be owned by the tenants of the respective parcels. Our operating partnership has the right to acquire the 50% interest in each joint venture entity, subject to approval of the respective joint venture partners and our lender. The Company has been advised that this project will not be pursued.

Under the terms of each of the option agreements, once a development property reaches 85% occupancy, we may directly or indirectly acquire the property at a price equal to the lesser of:

•	the annualized net operating income for the property (based on net operating income over a three-month period which includes the month of exercise) divided by 8.5% multiplied by the contributors’ interest in the property; or

•	the then fair market value of the property based on the average of two appraisals (or the average of the two closest of three appraisals in certain circumstances) multiplied by the contributors’ interest in the property.

The option price is payable in operating partnership units or cash, at our option. Each of our options expires four years from the date construction begins on the property. We also have a right of first refusal to acquire the property (or the contributors’ interest therein) if a third party offers to acquire the property (or the interest) at the price offered by the third party or, if the option is then exercisable, at the option price described above, if lower. If we do not acquire the property during the four-year option period, then the contributors will agree to sell the property (or their interests therein) as soon as reasonably practicable.

Tenant Diversification

No individual retail tenant accounted for more than 3.2% of annualized base rent for the year ended December 31, 2004 or 3.0% of total retail portfolio GLA as of December 31, 2004. No individual commercial tenant accounted for more than 3.6% of annualized base rent for the year ended December 31, 2004. The following table sets forth certain information for the largest 20 tenants at the Company’s operating retail, commercial and development properties based on minimum rents in place as of December 31, 2004:

Top 20 Tenants by Annualized Base Rent(1)

Tenant	Type of Property	Number of Locations	Leased GLA	% of Owned GLA/NRA of the Portfolio	Annualized Base Rent	Annualized Base Rent per Sq. Ft.	% of Total Portfolio Annualized Base Rent
Mid-America Clinical Laboratories	Commercial	1	100,000	2.3%	$1,721,000	$17.21	3.6%
State of Indiana	Commercial	3	210,393	4.9%	1,663,733	7.91	3.4%
Eli Lilly	Commercial	1	99,542	2.3%	1,642,443	16.50	3.4%
Marsh Supermarkets	Retail	2	122,000	2.9%	1,547,847	12.69	3.2%
Circuit City	Retail	3	98,485	2.3%	1,370,993	13.92	2.8%
Ultimate Electronics(2)	Retail	2	63,627	1.5%	1,242,732	19.53	2.6%
Dick’s Sporting Goods	Retail	2	126,672	3.0%	1,220,000	9.63	2.5%
Walgreen’s	Retail	3	39,070	0.9%	1,031,023	26.39	2.1%
Bed Bath & Beyond	Retail	3	85,895	2.0%	1,021,921	11.90	2.1%
Lowe’s Home Center	Retail	1	128,997	3.0%	1,014,000	7.86	2.1%
Publix	Retail	3	129,357	3.0%	989,355	7.65	2.1%
Kmart	Retail	1	110,875	2.6%	850,379	7.67	1.8%
UMDA	Commercial	1	32,256	0.8%	844,402	26.18	1.8%
Winn-Dixie(2)	Retail	2	103,406	2.4%	806,266	7.80	1.7%
A & P	Retail	1	58,732	1.4%	763,516	13.00	1.6%
Kerasotes Theatres	Retail	2	43,050	1.0%	739,500	17.18	1.5%
City Securities	Commercial	1	34,949	0.8%	694,900	19.88	1.4%
Indiana University Healthcare Associates	Commercial	1	31,175	0.7%	679,077	21.78	1.4%
Dominick’s	Retail	1	65,636	1.5%	669,487	10.20	1.4%
Old Navy	Retail	3	70,620	1.7%	587,958	8.33	1.2%
Total			1,754,737	41.0%	$21,100,532	$12.03	43.7%

(1)	Information includes operating retail and commercial properties and development property tenants open for business as of December 31, 2004.

(2)	In January 2005, Ultimate Electronics filed a petition for Chapter 11 bankruptcy to reorganize its business operations. In February 2005, Winn-Dixie Stores, Inc. filed a filed a petition for Chapter 11 bankruptcy to reorganize its business operations. Winn-Dixie has not advised us of its intentions with respect to their leases with us; however, on March 24, 2005, Ultimate Electronics filed with the United States Bankruptcy Court its intent to close the two stores for which it has leases with us. This filing indicates that the store closings are scheduled to occur on or about June 30, 2005.

Geographic Information

The Company owns 30 operating retail properties totaling approximately 4.1 million of owned square feet in nine states. As of December 31, 2004, the Company owned interests in five operating commercial properties totaling approximately 663,000 square feet of net rentable area and a related parking garage. All of these commercial properties are located in the state of Indiana. The following table summarizes the Company’s operating properties by state as of December 31, 2004:

	Number of Operating Properties	Owned GLA/NRA(1)	Percentage of Owned GLA/NRA	Total Number of Leases	Annualized Base Rent Revenue(2)	% of Annualized Base Rent Revenue	Annualized Base Rent per Leased Square Foot
Indiana	15	1,805,599	44.5%	178	$18,691,263	42.6%	$11.12
• Retail — Mall	1	579,189	14.3%	48	2,792,028	6.3%	5.56
• Retail	8	563,758	13.9%	106	6,217,849	14.2%	11.71
• Commercial	6	662,652	16.3%	24	9,681,386	22.1%	14.96
Texas	6	830,910	20.5%	59	9,275,453	21.2%	11.26
Florida	6	683,962	16.9%	88	6,823,254	15.6%	10.16
Illinois	1	132,725	3.3%	19	1,627,756	3.7%	13.88
New Jersey	1	114,928	2.8%	17	1,732,090	4.0%	15.96
Georgia	2	142,707	3.5%	29	1,623,413	3.7%	11.38
Washington	3	102,146	2.5%	24	1,590,234	3.6%	16.88
Ohio	1	231,730	5.7%	6	2,209,767	5.0%	9.54
Oregon	1	9,845	0.3%	7	273,156	0.6%	27.75
Total	36	4,054,552	100.0%	427	$43,846,386	100.0%	$11.30

(1)	Owned GLA/NRA represents gross leaseable area or net leaseable area owned by the Company. It does not include 12 parcels or outlots owned by the Company and ground leased to tenants, which contain non-owned structures totaling approximately 64,447 square feet. It also excludes the square footage of Union Station Parking Garage.

(2)	Annualized Base Rent Revenue excludes $1,022,180 in annualized ground lease revenue attributable to parcels and outlots owned by the Company and ground leased to tenants. It also excludes approximately $500,000 in 2004 annualized minimum rent attributable to Union Station Parking Garage as well as the leases on properties classified as development properties.

Lease Expirations

Approximately 5.2% and 5.3% of total annualized base rent and total GLA/NRA, respectively, expire in 2005. The following tables show scheduled lease expirations for retail and commercial tenants and development property tenants open for business in place as of December 31, 2004 assuming none of the tenants exercise renewal options.

Lease Expiration Table — Operating Portfolio

	Number of Expiring Leases (1)	Expiring GLA/NRA(2)	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent(3)	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2005	69	218,156	5.3%	$2,409,956	5.2%	$11.05	$0
2006	62	184,944	4.5%	2,254,720	4.8%	12.19	0
2007	60	191,311	4.7%	2,412,280	5.2%	12.61	0
2008	37	294,849	7.2%	2,372,677	5.1%	8.05	0
2009	42	168,841	4.1%	2,350,442	5.0%	13.92	0
2010	24	301,946	7.4%	2,912,161	6.2%	9.64	0
2011	25	513,157	12.5%	4,389,374	9.4%	8.55	0
2012	27	213,443	5.2%	2,966,309	6.4%	13.90	85,000
2013	13	162,888	4.0%	1,950,509	4.2%	11.97	240,000
2014	24	309,032	7.5%	3,284,367	7.1%	10.63	411,400
2015 & Beyond	61	1,537,926	37.6%	19,308,708	41.4%	12.56	891,280
Total	444	4,096,493	100.0%	$46,611,503	100.0%	$11.38	$1,627,680

(1)	Lease expiration table does not include option periods and 2005 expirations include month-to-month tenants.

(2)	Expiring GLA excludes square footage for non-owned ground lease structures.

(3)	Excludes ground lease revenue.

Lease Expiration Table — Retail Anchor Tenants(1)

Information includes operating retail properties and development property tenants open for business as of December 31, 2004.

	Number of Expiring Leases(2)	Expiring GLA/NRA(3)	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent(4)	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2005	3	65,117	1.6%	$487,491	1.0%	$7.49	$0
2006	3	60,034	1.5%	388,266	0.8%	6.47	0
2007	5	76,926	1.9%	609,076	1.3%	7.92	0
2008	2	210,561	5.1%	792,783	1.7%	3.77	0
2009	3	65,656	1.6%	598,240	1.3%	9.11	0
2010	9	248,324	6.1%	2,140,944	4.6%	8.62	0
2011	5	360,651	8.8%	1,635,905	3.5%	4.54	0
2012	3	94,890	2.3%	716,757	1.5%	7.55	0
2013	1	11,960	0.3%	161,460	0.3%	13.50	0
2014	6	125,602	3.1%	1,187,243	2.6%	9.45	0
2015 & Beyond	31	1,303,950	31.8%	14,390,767	30.9%	11.04	240,000
Total	71	2,623,671	64.1%	$23,108,932	49.5%	$8.81	$240,000

(1)	Retail anchor tenants are defined as tenants of operating retail properties which occupy 10,000 square feet or more.

(2)	Lease expiration table does not include option periods and 2005 expirations include month-to-month tenants.

(3)	Expiring GLA excludes square footage for non-owned ground lease structures.

(4)	Excludes ground lease revenue.

Lease Expiration Table — Retail Shops

Information includes operating retail properties and development property tenants open for business as of December 31, 2004.

	Number of Expiring Leases(1)	Expiring GLA/NRA(2)	% of Total GLA/NRA Expiring	Expiring Base Rent(3)	% of Total Base Rent	Expiring Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2005	66	153,039	3.7%	$1,922,464	4.1%	$12.56	$0
2006	57	117,807	2.9%	1,752,806	3.8%	14.88	0
2007	53	110,430	2.7%	1,727,711	3.7%	15.65	0
2008	34	76,323	1.9%	1,419,956	3.0%	18.60	0
2009	39	103,185	2.5%	1,752,202	3.8%	16.98	0
2010	14	44,744	1.1%	591,437	1.3%	13.22	0
2011	17	52,964	1.3%	1,111,026	2.4%	20.98	0
2012	21	81,501	2.0%	1,658,844	3.6%	20.35	85,000
2013	8	22,574	0.6%	443,530	1.0%	19.65	0
2014	12	33,481	0.8%	708,774	1.5%	21.17	411,400
2015 & Beyond	11	29,574	0.7%	732,432	1.6%	24.77	891,280
Total	332	825,622	20.2%	$13,821,182	29.8%	$16.74	$1,387,680

(1)	Lease expiration table does not include option periods and 2005 expirations include month-to-month tenants.

(2)	Expiring GLA excludes square footage for non-owned ground lease structures.

(3)	Excludes ground lease revenue.

ITEM 3.  LEGAL PROCEEDINGS

We are a party to various legal proceedings, which arise in the ordinary course of business. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our consolidated financial position or consolidated results of operations

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s IPO consisted of the sale of 16,300,000 Common Shares to the public at $13.00 per share, resulting in gross proceeds to the Company of $211.9 million and net proceeds of $191.3 million, pursuant to a registration statement that was declared effective on August 10, 2004. The Company completed its IPO and related formation transactions on August 16, 2004. On September 14, 2004, the underwriters exercised their over-allotment option to purchase an additional 2,000,000 Common Shares at $13.00 per share, resulting in additional gross proceeds of $26.0 million and net proceeds of $24.2 million. Lehman Brothers and Wachovia Securities acted as lead underwriters for the IPO. Total underwriting discounts for the IPO, including the exercise of the over-allotment option, were approximately $14.9 million. Other expenses of the IPO totaled approximately $7.6 million, which included a $1.8 million advisory fee paid to Lehman Brothers and Wachovia Securities. The net proceeds, excluding the overallotment option, were contributed in exchange for a 67.4% controlling interest in our operating partnership, Kite Realty Group, L.P. (the “Operating Partnership”) (69.8% after exercise of the overallotment option). A total of 833,267 shares were issued to the principals of our Predecessor (the “Principals”) in exchange for their interests in certain properties and service companies. Also, a total of 15,000 restricted shares were awarded to the members of the Company’s Board of Trustees. In total, 19,148,267 shares were issued in connection with the Company’s formation and IPO. In addition, a total of 8,281,882 units of the Operating Partnership were issued to the Principals and certain of our executive officers and other individuals in exchange for their interests in certain properties.

In conjunction with the completion of the Company’s IPO, the Company’s Common Shares began trading on the New York Stock Exchange under the symbol “KRG” on August 11, 2004. As of March 18, 2005, there were 20 shareholders of record, which does not include beneficial holders of our Common Shares (for example, those shareholders who hold their shares in street name).

The following table sets forth, for the periods indicated, the high, low and closing prices for the Company’s Common Shares:

	High	Low	Closing
Period August 11, 2004 to September 30, 2004	$13.56	$12.50	$13.15
Quarter Ended December 31, 2004	$15.61	$12.70	$15.28

The closing price of our Common Shares as of March 18, 2005 was $15.01 per share.

We paid a pro-rated quarterly cash distribution to shareholders of $0.09375 per Common Share (based on a pro-rated distribution of $0.1875 per share for a full quarter) for the period commencing upon completion of our IPO and related formation transactions on August 16, 2004 and ending September 30, 2004, which was paid on October 15, 2004.

We paid a quarterly cash distribution to shareholders of $0.1875 per Common Share for the fourth quarter of 2004, which was paid on January 18, 2005.

We intend to continue to pay regular quarterly distributions to our Common Shareholders. Future distributions will be declared and paid at the discretion of our Board of Trustees, and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Trustees deem relevant. We anticipate that for the foreseeable future, cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by us. Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. These distributions have the effect of deferring taxation until the sale of a stockholder’s Common Shares. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income. Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. For the taxable year ended December 31, 2004, approximately 99.05% of our distributions to shareholders constituted a return of capital and approximately 0.95% constituted taxable ordinary income dividends.

Under our line of credit, we are permitted to make distributions to our shareholders as follows provided that no event of default exists. If an event of default exists, we may only make distributions sufficient to maintain our REIT status.

Measurement Period	% of Funds From Operations
For the period of two fiscal quarters ending March 31, 2005	105%
For the period of three fiscal quarters ending June 30, 2005	100%
For the period of four fiscal quarters ending September 30, 2005	100%
For the period of four consecutive fiscal quarters ending December 31, 2005 and for each period of four consecutive quarters ending thereafter	95%

The Company did not repurchase any of its Common Shares nor sell any unregistered securities during the period covered by this report.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth, on a historical basis, selected financial and operating information. The financial information has been derived from the consolidated balance sheet and statement of operations of the Company and the combined balance sheets and the statements of operations of the Predecessor. This information should be read in conjunction with the audited consolidated financial statements of the Company and its Predecessor and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

	The Company	The Predecessor
			Year Ended December 31,
	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004	2003	2002	2001	2000
	($ in thousands, except share and per share data)
Operating Data:
Revenues
Rental related revenue	$20,284	$14,083	$12,756	$6,152	$2,179	$1,324
Construction, service fees and other	9,364	5,368	15,002	22,445	8,585	1,180
Total revenue	29,648	19,451	27,758	28,597	10,764	2,504
Expenses
Property operating	3,735	4,131	3,772	2,134	190	266
Real estate taxes	1,836	1,596	1,207	623	57	—
General and administrative	1,781	1,477	2,745	1,905	1,081	247
Cost of construction and services	8,787	4,405	11,537	19,509	6,437	74
Depreciation and amortization	7,865	3,584	2,893	1,306	360	287
Interest expense	4,460	4,829	4,207	2,285	1,249	759
Loan prepayment penalties and expenses	1,671	—	—	—	—	—
Total expenses	30,135	20,022	26,361	27,762	9,374	1,633
Minority interest (income) loss	(126)	215	(233)	85	(74)	(7)
Equity in earnings (loss) of unconsolidated entities and other, net	134	164	273	1,318	195	(419)
Income (loss) of the operating partnership	(479)	(192)	1,437	2,238	1,511	445
Limited partners’ interests in operating partnership	147	—	—	—	—	—
Net income (loss)	$(332)	$(192)	$1,437	$2,238	$1,511	$445
Net loss per share (basic and diluted)	$(0.02)
Basic and diluted weighted average shares outstanding	18,727,977
Distributions paid per Common Share	$0.09375

	The Company	The Predecessor
		Year Ended December 31,
	Year Ended December 31, 2004	2003	2002	2001	2000
	($ in thousands)
Balance Sheet Data:
Investment properties, net	$525,242	$149,346	$54,022	$36,673	$10,537
Cash and cash equivalents	10,103	2,189	3,493	1,200	254
Total assets	569,755	171,336	71,388	49,091	18,501
Mortgage and other indebtedness	283,479	141,498	58,711	40,540	14,174
Total liabilities	343,133	165,778	70,954	49,626	20,525
Limited partners’ interests in the operating partnership	68,423	—	—	—	—
Shareholders’ equity (deficit)	158,199	5,558	434	(535)	(2,024)
Total liabilities and shareholders’ equity (deficit)	569,755	171,336	71,388	49,091	18,501

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the accompanying historical financial statements and related notes thereto and the “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K. In this discussion, unless the context suggests otherwise, references to “our company,” “we,” “us” and “our” mean Kite Realty Group Trust and its subsidiaries and the Predecessor. Kite Property Group is the Predecessor to Kite Realty Group Trust.

Overview

We are a full-service, vertically integrated real estate company focused primarily on the development, construction, acquisition, ownership and operation of high quality neighborhood and community shopping centers in selected growth markets in the United States. We also provide real estate facility management, construction, development and other advisory services to third parties.

Kite Realty Group Trust commenced operations on August 16, 2004. Prior to that date, the entities that owned the properties and service companies that we acquired as part of our formation transactions were under the common control of Al Kite, John Kite and Paul Kite (the “Principals”). For the purpose of comparing our operating performance and cash flow results to the same periods of the prior year, we have combined the Company’s results for the period from August 16, 2004 through December 31, 2004 with the Predecessor’s results for the period from January 1, 2004 through August 15, 2004.

As of December 31, 2004, we owned interests in a portfolio of 30 operating retail properties totaling approximately 4.6 million square feet of gross leasable area (including non-owned anchor space) and nine retail properties under development that are expected to contain approximately 1.2 million square feet of gross leasable area (including non-owned anchor space) upon completion. As of December 31, 2004, we also owned interests in five operating commercial properties totaling approximately 663,000 square feet of net rentable area and a related parking garage. In addition, at that date we owned interests in land parcels comprising approximately 50 acres that may be used for expansion of existing properties or future development of new retail or commercial properties.

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

Summary of Critical Accounting Policies

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of our financial statements. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Actual results could differ from these estimates.

Purchase Price Allocation

We allocate the purchase price of properties to tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. In making estimates of fair values for the purpose of allocating purchase price, we utilize a number of sources. We also consider information about each property obtained as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of tangible and intangible assets acquired.

We allocate a portion of the purchase price to tangible assets including the fair value of the building on an as-if-vacant basis, and to land determined either by real estate tax assessments, independent appraisals or other relevant data.

A portion of the purchase price is allocated to above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases. The capitalized above-market and below-market lease values are amortized as a reduction of or an addition to rental income over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the lease intangibles would be charged or credited to income.

A portion of the purchase price is also allocable to the value of leases acquired, and we utilize independent sources or our estimates to determine the respective in-place lease values. Our estimates of value are made using methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and costs foregone during a reasonable lease-up period as if the space was vacant. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

We also consider whether a portion of the purchase price should be allocated to in-place leases that have a related customer relationship intangible value. Characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. To date, a tenant relationship has not been developed that is considered to have a current intangible value. The value of customer relationship intangibles would be amortized to expense over the remaining initial lease term, including any renewal periods included in the valuation analysis for the respective leases not to exceed the remaining life of the building. Should a tenant terminate its lease, the unamortized portion of the tenant origination costs and customer relationship intangible would be charged to income.

Investment Properties

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, investment properties are reviewed for impairment on a property-by-property basis at least annually or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Impairment losses for investment properties are recorded when the undiscounted cash flows estimated to be generated by the investment properties during the expected hold period are less than the carrying amounts of those assets. Impairment losses are measured as the difference between the carrying value and the fair value of the asset.

Revenue Recognition

We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases.

Base minimum rents are recognized on a straight-line basis over the terms of the respective leases. Certain lease agreements contain provisions that grant additional rents based on tenants’ sales volume (contingent percentage rent). Percentage rents are recognized when tenants achieve the specified targets as defined in their lease agreements.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable expense is incurred.

Overage rents are included in other property related revenue in the accompanying statements of operations.

Development and other advisory services fees are recognized as revenues in the period in which the services are rendered. Certain performance-based incentive fees are recorded when the fees are earned.

Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. Project costs include all direct labor, subcontract, and material costs and those indirect costs related to contract performance costs incurred to date do not include uninstalled materials. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performances, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

Certain performance-based incentives are recorded when the fees are earned.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R replaces FASB Interpretation No. 46 which was issued in January 2003. FIN 46R explains how to identify variable interest entities and how to assess whether to consolidate such entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Prior to the issuance of FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. The provisions of this interpretation are immediately effective for variable interest entities formed after January 31, 2003. For variable interest entities (other than special purpose entities) formed by public entities prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period ending after March 15, 2004. On March 31, 2004 the Predecessor adopted the provisions of FIN 46R, which resulted in the consolidation of the Glendale Mall joint venture as of that date. Periods prior to March 31, 2004 were not restated as a result of the adoption of FIN 46R. We subsequently purchased the third party interest in Glendale Mall in connection with our IPO and related formation transactions.

Results of Operations

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Acquisition and Development Activities

The comparability of results of operations is significantly affected by our development and acquisition activities in 2004 and 2003 and the effects of the IPO and related formation transactions. At December 31, 2004, we owned interests in 36 operating properties (consisting of 30 retail properties, five commercial operating properties and a related parking garage) and had nine properties under development. Of the 45 total properties held at December 31, 2004, two operating properties (Spring Mill Medical and The Centre) were owned through joint ventures and accounted for under the equity method.

We acquired and placed in service the following operating properties during the year ended December 31, 2004:

Property Name	MSA	Acquisition Date
Silver Glen Crossings	Chicago, IL	April 1
Cedar Hill Village	Dallas, TX	June 28
Galleria Plaza	Dallas, TX	June 29
Wal-Mart Plaza(1)	Gainesville, FL	July 1
Eagle Creek Pad 2	Naples, FL	July 7
Fishers Station(2)	Indianapolis, IN	July 23
Hamilton Crossing	Indianapolis, IN	August 19

Property Name	MSA	Acquisition Date
Waterford Lakes	Orlando, FL	August 20
Publix at Acworth	Atlanta, GA	August 20
Plaza at Cedar Hill	Dallas, TX	August 31
Sunland Towne Centre	El Paso, TX	September 16
Centre at Panola	Atlanta, GA	September 30
Marsh Supermarket	Indianapolis, IN	November 24
Eastgate Pavilion	Cincinnati, OH	December 1
Four Corner Square	Seattle, WA	December 20

(1)	This property is owned through a joint venture with a third party. The company currently receives 85% of the cash flow from this property, which percentage may decrease under certain circumstances.

(2)	This property is owned through a joint venture with a third party. The joint venture partner is entitled to an annual preferred payment of $96,000. All remaining cash flow is allocated to the Company.

In addition, the following development properties became operational during the year ended December 31, 2004:

Property Name	MSA	Operational Date
Boulevard Crossing	Kokomo, IN	February
Circuit City Plaza	Ft. Lauderdale, FL	March
50th & 12th	Seattle, WA	August
176th & Meridian	Seattle, WA	August
Traders Point(1)	Indianapolis, IN	October
Cool Creek Commons(2)	Indianapolis, IN	October
82nd & Otty	Portland, OR	November
Indiana State Motor Pool	Indianapolis, IN	November

(1)	Approximately 74% of the space at this property was leased at December 31, 2004.

(2)	Approximately 76% of the space at this property was leased at December 31, 2004.

Glendale Mall was consolidated on March 31, 2004 in accordance with the provisions of FASB Interpretation No. 46R. Previously, it had been accounted for under the equity method. In connection with our IPO, we acquired the remaining joint venture and outside partner interests in a total of nine properties, including Glendale Mall. As a result, these properties are now consolidated in the accompanying financial statements.

At December 31, 2003, we owned interests in 17 operating properties (consisting of 12 retail properties, four commercial properties and a related parking garage) and had 13 properties under development. Of the 30 total properties held at December 31, 2003, seven operating properties and two development properties were owned through joint ventures and were accounted for under the equity method. On March 13, 2003, we acquired and placed in service Ridge Plaza Shopping Center; on June 10, 2003, we acquired and placed in service King’s Lake Shopping Center; and on July 8, 2003, we acquired and placed in service the Shops at Eagle Creek. In December 2003, PEN Products became operational.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

Rental income (including tenant reimbursements) increased from $11.2 million in 2003 to $30.9 million in 2004, an increase of $19.7 million or 176%. Approximately $14.1 million of this increase was attributable to properties acquired in 2003 and 2004 or opened in 2004, approximately $2.9 million was due to the consolidation of Glendale Mall as of March 31, 2004, approximately $1.8 million was attributable to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions, and approximately $0.9 million was attributable to properties that became operational in 2003 and, therefore, had a full year of rental income in 2004.

Other property related revenue primarily consists of parking revenues, lease settlement income and gains on land sales. This category increased from $1.5 million in 2003 to $3.5 million in 2004, an increase of $2.0 million or 133%. This increase was largely due to gains on the sale of two land parcels in 2004 totaling $1.5 million, along with overage rent of $0.3 million recorded for a property acquired in 2004 and an increase in lease termination income of $0.3 million.

Construction revenue and service fees decreased from $14.9 million in 2003 to $14.6 million in 2004, a decrease of $0.3 million or 2.0%. This decrease is due to a decline in advisory fees of approximately $1.0 million offset by an increase of $0.7 million in construction contracts with third-party customers.

Property operating expenses increased from $3.8 million in 2003 to $7.9 million in 2004, an increase of $4.1 million or 108%. Approximately $2.5 million of this increase was attributable to properties acquired in 2003 and 2004 or opened in 2004, $1.7 million was due to the consolidation of the Glendale Mall property as of March 31, 2004, and $0.2 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions. Offsetting these increases was a decrease of approximately $0.2 million due to the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease.

Real estate taxes increased from $1.2 million in 2003 to $3.4 million in 2004, an increase of $2.2 million or 183%. Approximately $1.7 million of this increase was attributable to properties acquired in 2003 or opened in 2004, $0.2 million was due to the consolidation of the Glendale Mall property as of March 31, 2004 and $0.2 million was attributable to properties that became operational in 2003 and, therefore, had a full year of real estate tax expense in 2004.

Cost of construction and services increased from $11.5 million in 2003 to $13.2 million in 2004, an increase of $1.7 million or 14.8%. Approximately $0.9 million of this increase was due to an increase in construction contracts with third-party customers. Approximately $0.8 million of the increase is due to higher costs in support of the Company’s advisory services businesses.

General, administrative and other expense increased from $2.7 million in 2003 to $3.3 million in 2004, an increase of $0.6 million or 22%. This increase is primarily due to incremental costs of operating as a public company.

Depreciation and amortization increased from $2.9 million in 2003 to $11.4 million in 2004, an increase of $8.5 million or 293%. Approximately $3.9 million of the increase was attributable to properties acquired in 2003 and 2004 or opened in 2004, approximately $3.2 million was due to the consolidation of the Glendale Mall property as of March 31, 2004, $0.8 million was due to the consolidation of properties following our acquisition of the joint venture and minority partners’ interests in connection with our IPO and related formation transactions, and $0.2 million was attributable to properties that became operational in 2003 and, therefore, had a full year of depreciation and amortization expense in 2004.

Interest expense increased from $4.2 million in 2003 to $9.3 million in 2004, an increase of $5.1 million, or 121%. Approximately $2.4 million of the increase was attributable to properties acquired in 2003 and 2004 or opened in 2004, approximately $0.6 million was attributable to incremental financing costs in connection with our IPO and related formation transactions, approximately $0.6 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions, approximately $0.6 million was due to increased borrowings on our line of credit used primarily to finance property acquisition activities, approximately $0.5 million was due to the consolidation of the Glendale Mall property as of March 31, 2004 and approximately $0.1 million was attributable to properties that became operational in 2003 and, therefore, had a full year of interest expense in 2004.

Loan prepayment penalties and related expenses of approximately $1.7 million were incurred in 2004 in connection with our IPO and related formation transactions.

Minority interest was a loss of approximately $0.1 million in 2004 and income of approximately $0.2 million in 2003. In connection with our IPO and related formation transactions, certain outside minority interests were acquired. These interests recognized a loss of $0.2 million in 2004 prior to the date of our IPO. These interests are consolidated from the date of their acquisition.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Acquisition and Development Activities

The comparability of our results of operations is significantly affected by our development, redevelopment and acquisition activities in 2003 and 2002. At December 31, 2003 we owned interests in 17 operating properties (consisting of 12 retail properties, four commercial operating properties and a related parking garage) and had 13 properties under development. Of the 30 total properties held at December 31, 2003, seven operating properties and two development properties were owned through joint ventures and accounted for under the equity method. On March 13, 2003, we acquired and placed in service Ridge Plaza Shopping Center; on June 10, 2003, we acquired and placed in service King’s Lake Shopping Center; and on July 8, 2003, we acquired and placed in service Shops at Eagle Creek. In December 2003, PEN products became operational.

At December 31, 2002, we owned interests in 13 operating properties (consisting of nine retail properties and three commercial properties and a related parking garage) and had three properties under development. Of the 16 total properties held at December 31, 2002, seven were operating properties owned through joint ventures and accounted for under the equity method.

In 2002, four significant development and redevelopment properties were completed. Mid-America Clinical Labs opened in October, Spring Mill Medical (a joint venture) opened in September, Preston Commons opened in July and Thirty South opened in April.

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002

Rental income (including tenant reimbursements) increased from $4.1 million in 2002 to $11.2 million in 2003, an increase of $7.1 million or 173%. Approximately $3.1 million of this increase was attributable to properties acquired or opened in 2003 and $4.0 million was attributable to properties that became operational during 2002 and, therefore, had a full year of rental revenue in 2003. Rental income for consolidated properties owned for all of 2002 and 2003 was relatively unchanged.

Other property related revenue decreased from $2.0 million in 2002 to $1.5 million in 2003, a decrease of $0.5 million or 25.0%. This decrease resulted primarily from a decline in land sale revenue to $0.2 million in 2003 as compared to $0.8 million in 2002, partially offset by an increase in revenue in 2003 due to higher parking revenues of $0.5 million. We also realized an advisory fee of $0.5 million in 2002.

Construction revenue and service fees decreased from $22.3 million in 2002 to $14.9 million in 2003, a decrease of $7.4 million or 33.2%. This decrease was largely caused by a substantial amount of construction activity in 2002 on joint venture properties that became operational in 2002 and a decline of $6.3 million in construction revenues from third parties. Construction activity in 2003 was focused primarily on consolidated properties. The decrease was partially offset by fee income on additional program management contracts performed by KMI Realty Advisors of approximately $1.5 million without related program expenses.

Property operating expenses increased from $2.1 million in 2002 to $3.8 million in 2003, an increase of $1.7 million or 81%. Approximately $0.5 million and $1.0 million of this increase was attributable to properties acquired or opened in 2003 and 2002, respectively. Property expenses for consolidated properties owned for all of 2002 and 2003 was relatively unchanged.

Real estate taxes increased from $0.6 million in 2002 to $1.2 million in 2003, an increase of $0.6 million or 100%. Approximately $0.5 million and $0.1 million of this increase was attributable to properties acquired or opened in 2003 and 2002, respectively.

Cost of construction and services decreased from $19.5 million in 2002 to $11.5 million in 2003, a decrease of $8.0 million or 41%. This decrease was largely due to a substantial amount of construction activity in 2002 on joint venture properties that became operational in 2002 and a decline of $6.1 million in costs of construction for third parties. Construction activity in 2003 was focused primarily on consolidated properties.

General, administrative and other expense increased from $1.9 million in 2002 to $2.7 million in 2003, an increase of $0.8 million or 42%. As a result of higher levels of development activity and overall growth in the business, our employee base grew 23% during 2003, including the hiring of several executives and managers.

Depreciation and amortization increased from $1.3 million in 2002 to $2.9 million in 2003, an increase of $1.6 million or 123%. Approximately $0.9 million of the increase was attributable to properties acquired or opened in 2003 and approximately $0.7 million was attributable to properties that became operational during 2002 and, therefore, had a full year of depreciation and amortization in 2003.

Interest expense increased from $2.3 million in 2002 to $4.2 million in 2003, an increase of $1.9 million, or 83%. Approximately $1.0 million of the increase was attributable to interest cost related to debt incurred to finance the three properties acquired in 2003. Approximately $1.0 million of the increase was attributable to properties that became operational during 2002 and, therefore, had a full year of interest in 2003.

Losses on disposals were $0.2 million in 2002 largely due to the write off of fixed assets disposed of in connection with the move to our present headquarters in April 2002.

Equity in earnings of unconsolidated entities decreased from $1.6 million in 2002 to $0.3 million in 2003, a decrease of $1.3 million or 81%. At our Glendale Mall property, a large tenant terminated its leases in 2002, resulting in a decrease in 2003 rental income of approximately $0.4 million. During 2002, Glendale Mall also recognized lease settlement income, our share of which was $1.4 million. Also at Glendale Mall, we incurred a loss in 2003 of approximately $0.3 million when a tenant vacated the property. These decreases were partially offset by our share of a 2003 gain on the sale of a Walgreens build-to-suit development at our Martinsville Shops property of $0.9 million and $0.2 million of 2003 income from our Spring Mill Medical property which opened in 2002.

Liquidity and Capital Resources

As a result of the completion of the IPO and related formation transactions, we have a substantially different capital structure than our Predecessor. We received net proceeds of approximately $215 million from our IPO. We used approximately $100 million of proceeds from the offering to prepay outstanding indebtedness secured by 13 of our properties, approximately $48 million to repay our credit facility, $45 million to acquire four properties; $13 million to acquire interests in nine properties from our joint venture and minority interest partners; and $9 million to repay existing indebtedness due to the Principals.

On August 31, 2004, we entered into a three-year, $150 million secured revolving credit facility with Wachovia Bank, N.A., an affiliate of Wachovia Capital Markets, LLC, one of the underwriters of our IPO, and Lehman Commercial Paper Inc., an affiliate of Lehman Brothers Inc., another of the underwriters of our IPO. We may extend the facility for one year, provided that no events of default exist and subject to an extension fee of $300,000. Borrowings under the facility bear interest at a floating rate of LIBOR plus 135 to 150 basis points, depending on our leverage ratio, and are secured by certain of our properties. The line of credit has a 0.125% to 0.25% commitment fee applicable to the unused amount at the end of each calendar month. The amount that we may borrow under the facility will depend on our maintaining a minimum “borrowing base” of properties. As of December 31, 2004, our borrowing base was approximately $91.3 million, of which approximately $56.2 million was outstanding. There are seven properties available to be added to the facility as additional funds are required for potential additional borrowing capacity of approximately $40 million upon completion of the lender’s due diligence process. This facility will be used principally to fund growth opportunities including acquisitions and development activities.

Our ability to borrow under this credit facility is subject to our ongoing compliance with a number of financial and other covenants, including:

•	our amount of leverage;

•	a minimum interest coverage ratio;

•	our minimum tangible net worth;

•	a minimum fixed charge coverage ratio;

•	the collateral pool properties generating sufficient net operating income to maintain a certain fixed charge ratio; and

•	the collateral pool properties maintaining a minimum aggregate occupancy rate.

Under the facility, we are permitted to make distributions to our shareholders as follows, provided that no event of default exists. If an event of default exists, we may only make distributions sufficient to maintain our REIT status:

Measurement Period	% of Funds From Operations
For the period of two fiscal quarters ending March 31, 2005	105%
For the period of three fiscal quarters ending June 30, 2005	100%
For the period of four fiscal quarters ending September 30, 2005	100%
For the period of four consecutive fiscal quarters ending December 31, 2005 and for each period of four consecutive quarters ending thereafter	95%

The credit facility also includes a short-term borrowing line of $20 million available for same day borrowings. Borrowings under the short-term line may be outstanding for no more than five days.

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest — primarily neighborhood and community shopping centers — provides a relatively stable revenue flow in uncertain economic times, general economic downturns or downturns in the markets in which we own properties may still adversely affect the ability of our tenants to meet their lease obligations. In that event, our cash flow from operations could be materially affected.

On January 11, 2005, Ultimate Electronics filed for Chapter 11 bankruptcy protection to reorganize its business operations. This tenant operates in two locations in the Company’s portfolio totaling approximately 63,600 square feet at an average base rent of $19.53 per square foot, representing approximately 2.6% of the Company’s total annualized base rent as of December 31, 2004. The tenant continues to operate in both locations and has paid rent for February and March 2005 but there can be no assurance of its ability to pay rent prospectively. The tenant has neither affirmed nor rejected its leases with the Company at these locations; however, on March 24, 2005, it filed with the United States Bankruptcy Court its intent to close the two stores for which it has leases with us. This filing indicates that the store closings are scheduled to occur on or about June 30, 2005.

On February 21, 2005, Winn-Dixie filed for Chapter 11 bankruptcy protection to reorganize its business operations. This tenant operates in two locations in the Company’s portfolio totaling approximately 103,400 square feet at an average base rent of $7.80 per square foot, representing approximately 1.7% of the Company’s total annualized base rent as of December 31, 2004. The tenant continues to operate in both locations and has paid rent for February and March 2005 but there can be no assurance of its ability to pay rent prospectively. The tenant has neither affirmed nor rejected its leases with the Company at these locations.

The delay or failure of Ultimate Electronics or Winn-Dixie to make payments under its leases, or the rejection by the tenants of all four of the leases under federal bankruptcy laws, could affect our short-term liquidity in the event we are not able to timely identify replacement tenants. In addition, Ultimate Electronics’ or Winn-Dixie’s termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases, the impact of which could also affect our short-term liquidity.

The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our operating partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During 2004, we incurred approximately $0.2 million of costs for recurring capital expenditures and $0.5 million of costs for tenant improvements, leasing commissions, both including amounts incurred by our Predecessor. We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the revolving credit facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties and payment of indebtedness at maturity. We currently have nine development projects underway that are expected to cost approximately $102 million, of which approximately $79 million had been incurred as of December 31, 2004. In addition, we are actively pursuing the acquisition and development of other properties, which will require additional capital. We do not expect that we will have sufficient funds on hand to meet these long-term cash requirements. We will have to satisfy these needs through either additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions and joint venture transactions.

We believe that we will have access to these sources of capital to fund our long-term liquidity requirements, but, as a new public company, we cannot assure that this will be the case. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

See Item 7A. for a discussion of the impact of inflation on the Company.

Cash Flows

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Cash provided by operating activities was $12.5 million for the year ended December 31, 2004, an increase of $8.1 million over 2003. The increase is largely due to cash generated by 18 properties we acquired in 2003 and 2004 of approximately $6.8 million.

Cash used in our investing activities totaled $227.3 million in 2004, an increase of $134.8 million over 2003. During 2004, we acquired 15 properties for a net purchase price of approximately $155.1 million and we acquired remaining joint venture and outside minority interests for approximately $13 million. In addition we invested approximately $67 million in our development properties.

Cash provided by financing activities totaled $222.7 million during 2004, an increase of $135.9 million from 2003. This cash flow includes $206.3 million in loan proceeds (net of transaction costs), less debt payments of $186.2 million. We received net proceeds from our IPO of approximately $215 million. These proceeds were used to prepay outstanding indebtedness secured by 13 properties of approximately $100 million, acquire four properties that were under contract at the date of our IPO for $45 million, repay the credit facility provided by Lehman Brothers of $48 million, acquire the remaining joint venture and outside minority interests in nine properties and repay outstanding indebtedness to the Principals. Loan proceeds increased from $112.7 million in 2003 to $212.3 million in 2004. These proceeds were primarily used to finance acquisition and development activity. We made net distributions (including minority interest partners) in 2004 of $8.2 million compared to net contributions of $4.7 million in 2003.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Cash provided by operating activities was $4.4 million for the year ended December 31, 2003, an increase of $2.7 million over 2002. The increase in 2003 is largely due to cash generated by our Ridge Plaza Shopping Center, King’s Lake Square and Shops at Eagle Creek properties which were acquired in 2003.

Cash used in our investing activities totaled $92.5 million in 2003, an increase of $76.5 million over 2002. Our investing activities consisted primarily of the acquisitions of our Ridge Plaza Shopping Center, King’s Lake Square and Shops at Eagle Creek properties totaling $45.6 million and capital expenditures, primarily related to our development activity, totaling $48.6 million. We also received $1.4 million of distributions from unconsolidated entities in 2003.

Cash provided by financing activities totaled $86.7 million during 2003, an increase of $70.1 million from 2002. This cash flow includes $112.0 million in loan proceeds (net of transaction costs), less debt repayments of $29.9 million. We received $14.6 million of contributions and distributed $9.9 million.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements other than operating leases, that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual obligations to third parties, excluding interest, as of December 31, 2004:

	Construction Contracts	Operating Leases	Consolidated Long Term Debt	Our Share of Debt of Unconsolidated Joint Venture Entities	Employment Agreements(1)	Total
2005	$8,414,664	$856,800	$21,139,541	$168,965	$1,440,000	$32,019,970
2006	—	856,800	70,998,588	190,836	1,440,000	73,486,224
2007	—	906,300	58,610,344	204,250	1,440,000	61,160,894
2008	—	918,300	6,769,384	217,491	—	7,905,175
2009	—	920,800	29,751,433	2,223,456	—	32,895,689
Thereafter	—	14,129,170	92,071,326	5,733,899	—	111,934,395
Unamortized Debt Premium	—	—	4,138,747	—	—	4,138,747
Total	$8,414,664	$18,588,170	$283,479,363	$8,738,897	$4,320,000	$323,541,094

(1)In connection with the Company’s IPO and related formation transactions, it entered into employment agreements with seven members of senior management. Under the agreements, each employee receives a stipulated annual salary through December 31, 2007. Each agreement has an automatic one-year renewal unless the Company or the employee elects not to renew the agreement.

     We intend to satisfy the approximately $32 million of contractual obligations that are due in 2005 primarily with cash generated from operations, draws on our line of credit and, where appropriate, refinancing of indebtedness coming due.

In connection with our formation at the time of our IPO, we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, then we will indemnify the contributors of those properties for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment). The six properties to which our tax indemnity obligations relate represented approximately 29% of our annualized base rent in the aggregate as of December 31, 2004. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South and Mid-America Clinical Labs.

Outstanding Indebtedness

The following table presents details of outstanding indebtedness as of December 31, 2004:

Property	Balance Outstanding	Interest Rate	Maturity
Fixed Rate Mortgages:
Preston Commons	$4,652,591	5.90%	3/11/2013
Whitehall Pike	9,960,453	6.71%	7/5/2018
Thirty South	23,240,515	6.09%	1/11/2014
Boulevard Crossing	12,660,000	5.11%	12/11/2009
Four Corner Square	2,500,000	4.00%	1/3/2005
Ridge Plaza Shopping Center	16,962,625	5.15%	10/11/2009
Plaza at Cedar Hill	27,264,160	7.38%	2/1/2012
Sunland Towne Center	17,719,271	8.85%	1/11/2006
Centre at Panola Phase I	4,438,551	6.78%	1/1/2022
50th & 12th	4,695,018	5.67%	11/11/2014
The Corner	1,926,175	7.65%	7/1/2011
International Speedway Square	19,923,058	7.17%	3/11/2011
176th & Meridian	4,265,474	5.67%	11/11/2014
Traders Point	2,625,000	14.00%	9/30/2006
	152,832,891
Net unamortized premium on assumed debt of acquired properties	4,138,747
Subtotal Fixed Rate Mortgages	156,971,638

Variable Rate Mortgages: Mortgage Notes — Variable				Interest Rate at 12/31/04
Fishers Station	5,465,766	LIBOR + 2.75%	9/1/2008	5.15%
Cool Creek Commons	1,135,000	Prime + 2.00%	4/30/2006	7.15%
Geist Pavillion	863,991	Prime + 0.25%	4/5/2005	5.40%
Eagle Creek Phase II	850,000	LIBOR + 2.50%	4/21/2005	4.90%
Traders Point II	2,000,000	Prime + 1.00%	3/4/2005	6.15%
Traders Point III	471,000	Prime	10/5/2006	5.15%
Subtotal Mortgage Notes	10,785,757
Mortgage Notes — Construction
82nd & Otty	1,586,756	Prime	9/12/2005	5.15%
Weston Park Phase I	4,213,845	LIBOR + 2.15%	7/9/2005	4.55%
Traders Point	29,434,000	LIBOR + 2.35%	10/5/2006	4.75%
Indiana State Motor Pool	3,819,516	LIBOR + 2.25%	4/19/2006	4.65%
Cool Creek Commons	13,816,660	LIBOR + 2.25%	4/30/2006	4.65%
Circuit City Plaza	6,651,191	LIBOR + 1.85%	6/30/2005	4.25%
Subtotal Construction Notes	59,521,968
Line of Credit	56,200,000	LIBOR + 1.35%	8/31/2007	3.75%
Subtotal Variable Rate Debt	126,507,725
Total Indebtedness	$283,479,363

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

Our calculation of FFO (and reconciliation to net income) is as follows:

	The Company	The Predecessor		The Predecessor
	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004	Combined Year Ended December 31, 2004	Year Ended December 31, 2003
Funds From Operations:
Net income (loss)	$(332,322)	$(192,380)	$(524,702)	$1,436,968
Add: Limited Partners’ interests	(146,968)	—	(146,968)	—
Add: depreciation and amortization of consolidated entities	7,816,339	3,563,176	11,379,515	2,887,199
Add: depreciation and amortization of unconsolidated entities	103,518	493,571	597,089	1,174,979
Add (deduct): minority interest*	(24,106)	(214,887)	(238,993)	232,819
Add: joint venture partners’ interests in net income (loss) of unconsolidated entities*	—	288,675	288,675	458,835
Add: joint venture partners’ interests in depreciation and amortization of unconsolidated entities*	—	519,277	519,277	1,672,003
Funds From Operations of the Portfolio**	7,416,461	4,457,432	11,873,893	7,862,803
Plus: minority interest deficit	—	214,887	214,887	(232,819)
Less: minority interest share of depreciation and amortization	—	(1,014,248)	(1,014,248)	(754,301)
Less: joint venture partners’ interests in net (income) loss of unconsolidated entities	—	(288,675)	(288,675)	(458,835)
Less: joint venture partners’ interests in depreciation and amortization of unconsolidated entities	—	(519,277)	(519,277)	(1,672,003)
Less: Limited Partners’ interests	(2,276,853)	—	(2,276,853)	—
Funds From Operations allocable to the Company	$5,139,608	$2,850,119	$7,989,727	$4,744,845

__________________

*	Amounts for the period prior to August 16, 2004 represent the minority and joint venture partners’ interests acquired in connection with the Company’s IPO and related formation transactions.

**	Includes bridge loan exit fee of $1,671,449 related to the Company’s IPO and related formation transactions, as well as $0.6 million of additional expense related to the IPO.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms.

Market Risk Related to Fixed Rate Debt

We had approximately $283.5 million of outstanding consolidated indebtedness (inclusive of net premiums on acquired debt of $4.1 million) as of December 31, 2004, of which approximately $152.8 million or 55% is fixed rate and approximately $126.6 million or 45% is variable rate. Based on our fixed rate debt outstanding at December 31, 2004, a 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of approximately $7.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $7.6 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of December 31, 2004 would increase or decrease annual cash flows by approximately $1.3 million.

On March 24, 2005, we entered into two interest rate swaps with notional amounts of $35 million and $15 million. We designated these transactions as hedges to effectively fix the interest rates on a portion of our variable rate debt.

As a matter of policy, we do not engage in trading or speculative transactions.

Inflation

Most of our leases contain provisions designed to mitigate the adverse impact of inflation by requiring the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance. This reduces our exposure to increases in costs and operating expenses resulting from inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated and combined financial statements of the Company and its Predecessor, respectively included in this Report are listed in Part IV, Item 15(a) of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. However, we completed our initial public offering in August 2004 and, in conjunction with being a public company, we have begun the process of reviewing our policies and procedures on internal control over financial reporting in anticipation of the requirement that we comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2005.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

We have adopted a code of ethics that applies to our principal executive officer and senior financial officers, which is available on our Internet website at: www.kiterealty.com. Any amendment to, or waiver from, a provision of this code of ethics will be posted on our Internet website.

This information required by this Item is hereby incorporated by reference to the material appearing in our 2005 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end, under the captions “Proposal 1: Election of Trustees,” “Executive Officers,” “Information Regarding Corporate Governance and Board and Committee Meetings — Board Committees” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement, under the captions “Executive Compensation and Other Information,” “Information Regarding Corporate Governance and Board and Committee Meetings — Trustee Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation” and “Performance Graph.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement, under the captions “Equity Compensation Plan Information and Principal Shareholders.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement, under the caption “Certain Relationships and Related Transactions.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement, under the caption “Other Matters — Relationship with Independent Accountants.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Documents filed as part of this report:

(1)	Financial Statements:

Consolidated and combined financial statements for the Company and its Predecessor listed on the index immediately preceeding the financial statements at the end of this report.

(2)	Financial Statement Schedule:

Financial statement schedule for the Company and its Predecessor listed on the index immediately preceeding the financial statements at the end of this report.

(3)	Exhibits:

The Company files as part of this report the exhibits listed on the Exhibit Index.

(b)	Exhibits:

The Company files as part of this report the exhibits listed on the Exhibit Index.

(c)	Financial Statement Schedule:

The Company files as part of this report the financial statement schedule listed on the index immediately preceding the financial statements at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST (Registrant)

March 28, 2005 (Date)	/s/ JOHN A. KITE John A. Kite Chief Executive Officer and President (Principal Executive Officer)
March 28, 2005 (Date)	/s/ DANIEL R. SINK Daniel R. Sink Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALVIN E. KITE, JR. (Alvin E. Kite, Jr.)	Chairman of the Board and Trustee	March 28, 2005
/s/ JOHN A. KITE (John A. Kite)	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 28, 2005
/s/ WILLIAM E. BINDLEY (William E. Bindley)	Trustee	March 28, 2005
/s/ RICHARD A. COSIER (Richard A. Cosier)	Trustee	March 27, 2005
/s/ EUGENE GOLUB (Eugene Golub)	Trustee	March 28, 2005
/s/ GERALD L. MOSS (Gerald L. Moss)	Trustee	March 28, 2005
/s/ MICHAEL L. SMITH (Michael L. Smith)	Trustee	March 27, 2005
/s/ DANIEL R. SINK (Daniel R. Sink)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2005

Kite Realty Group Trust

Index to Financial Statements

Page
Consolidated and Combined Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets for the Company as of December 31, 2004 and for the Predecessor as of December 31, 2003	F-3

Statements of Operations for the Company for the Period From August 16, 2004
Through December 31, 2004 and for the Predecessor for the Period From January 1, 2004
Through August 15, 2004 and the Years Ended December 31, 2003 and 2002
F-4

Statements of Owners’ Equity for the Company for the Period From August 16, 2004
Through December 31, 2004 and for the Predecessor for the Period From January 1, 2004
Through August 15, 2004 and the Years Ended December 31, 2003 and 2002
F-5

Statements of Cash Flows for the Company for the Period From August 16, 2004
Through December 31, 2004 and for the Predecessor for the Period From January 1, 2004
Through August 15, 2004 and the Years Ended December 31, 2003 and 2002
F-6

Notes to Consolidated and Combined Financial Statements	F-8

Financial Statement Schedule:
Schedule III — Real Estate and Accumulated Depreciation	F-31
Notes to Schedule III	F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited the accompanying consolidated balance sheet of Kite Realty Group Trust (the “Company”) as of December 31, 2004 and the combined balance sheet of Kite Property Group (the “Predecessor”), as defined in Note 1, as of December 31, 2003 and the Company’s consolidated statements of operations, owners’ equity, and cash flows for the period from August 16, 2004 to December 31, 2004, and the Predecessor’s combined statements of operations, owner’s equity, and cash flows from the period January 1, 2004 to August 15, 2004, and the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and the combined financial position of the Predecessor at December 31, 2003 and the Company’s consolidated results of operations and cash flows for the period from August 16, 2004 to December 31, 2004 and the Predecessor’s combined results of operations and cash flows for the period from January 1, 2004 to August 15, 2004 and the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

Indianapolis, Indiana
March 24, 2005

KITE REALTY GROUP TRUST AND
KITE PROPERTY GROUP (THE PREDECESSOR)

CONSOLIDATED AND COMBINED BALANCE SHEETS

	The Company	The Predecessor
	December 31, 2004	December 31, 2003
Assets:
Investment properties, at cost:
Land	$115,806,345	$19,319,563
Land held for development	10,454,246	7,137,095
Buildings and improvements	365,043,023	77,076,703
Furniture, equipment and other	5,587,052	1,596,820
Construction in progress	52,485,321	48,681,767
	549,375,987	153,811,948
Less: accumulated depreciation	(24,133,716)	(4,465,775)
	525,242,271	149,346,173
Cash and cash equivalents	10,103,176	2,189,478
Tenant receivables, including accrued straight-line rent	5,763,831	1,520,487
Other receivables	7,635,276	5,139,118
Due from affiliates	—	3,905,605
Investments in unconsolidated entities, at equity	155,495	2,136,158
Escrow deposits	4,497,337	595,459
Deferred costs, net	15,264,271	6,053,515
Prepaid and other assets	1,093,176	449,713
Total Assets	$569,754,833	$171,335,706
Liabilities and Owners’ Equity:
Mortgage and other indebtedness	$283,479,363	$141,498,289
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	837,083	2,864,690
Accounts payable and accrued expenses	23,919,949	9,541,494
Deferred revenue and other liabilities	34,836,430	9,266,250
Due to affiliates	—	1,469,560
Minority interest	59,735	1,137,914
Total liabilities	343,132,560	165,778,197
Commitments and Contingencies
Limited Partners’ interests in operating partnership	68,423,213	—
Owners’ Equity:
Common Shares, $.01 par value, 200,000,000 shares authorized, 19,148,267 shares issued and outstanding	191,483	—
Additional paid in capital and other	166,861,507	—
Unearned compensation	(806,879)	—
Accumulated deficit	(8,047,051)	—
Owners’ equity	—	5,557,509
Total owners’ equity	158,199,060	5,557,509
Total Liabilities and Owners’ Equity	$569,754,833	$171,335,706

See accompanying notes.

KITE REALTY GROUP TRUST AND
KITE PROPERTY GROUP (THE PREDECESSOR)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	The Company	The Predecessor
			For the Year Ended December 31,
	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004	2003	2002
Revenue:
Minimum rent	$15,558,827	$11,046,605	$10,043,847	$4,031,279
Tenant reimbursements	2,637,230	1,662,576	1,199,885	90,618
Other property related revenue	2,087,256	1,373,503	1,511,914	2,030,336
Construction and service fee revenue	9,333,868	5,257,201	14,851,925	22,299,937
Other income	30,446	110,819	149,930	144,432
Total revenue	29,647,627	19,450,704	27,757,501	28,596,602
Expenses:
Property operating	3,735,195	4,130,747	3,772,147	2,134,523
Real estate taxes	1,835,837	1,595,578	1,206,773	622,539
Cost of construction and services	8,786,999	4,405,160	11,536,538	19,509,066
General, administrative, and other	1,780,579	1,477,112	2,745,657	1,904,800
Depreciation and amortization	7,864,679	3,584,290	2,892,506	1,305,596
Total expenses	24,003,289	15,192,887	22,153,621	25,476,524
Operating income	5,644,338	4,257,817	5,603,880	3,120,078
Interest expense	4,460,476	4,828,888	4,207,213	2,284,637
Loan prepayment penalties and expenses	1,671,449	—	—	—
Loss on disposal of fixed assets	—	—	—	250,382
Minority interest (income) loss	(125,800)	214,887	(232,819)	84,969
Equity in earnings of unconsolidated entities	134,097	163,804	273,118	1,568,154
Limited partners’ interest in operating partnership	146,968	—	—	—
Net income (loss)	$(332,322)	$(192,380)	$1,436,966	$2,238,182
Basic and diluted loss per share	$(0.02)
Basic and diluted weighted average Common Shares outstanding	18,727,977

See accompanying notes.

KITE REALTY GROUP TRUST AND
KITE PROPERTY GROUP (THE PREDECESSOR)

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

	The Company					The Predecessor
	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit and Dividends	Unearned Compensation	Owners’ Deficit	Total
Kite Property Group:
Owners’ Deficit, December 31, 2001						$(534,762)	$(534,762)
Contributions						219,799	219,799
Distributions						(1,488,570)	(1,488,570)
Net income						2,238,182	2,238,182
Owners’ Equity, December 31, 2002						434,649	434,649
Contributions						11,731,177	11,731,177
Distributions						(8,045,283)	(8,045,283)
Net income						1,436,966	1,436,966
Owners’ Equity, December 31, 2003						5,557,509	5,557,509
Contributions						2,332,873	2,332,873
Distributions						(8,992,939)	(8,992,939)
Net loss						(192,380)	(192,380)
Owners’ Deficit, August 15, 2004						(1,294,937)	(1,294,937)

Kite Realty Group Trust:
Reclassify Predecessor owners’ deficit			(1,294,937)			1,294,937	—
Gross proceeds from sale of Common Shares	18,300,000	183,000	237,717,000				237,900,000
Issuance of shares to Principals in exchange for contributed interests	833,267	8,333	(8,333)				—
Offering costs			(22,427,988)				(22,427,988)
Stock option activity	15,000	150	1,066,800		(806,879)		260,071
Distributions declared				(7,714,729)			(7,714,729)
Net loss				(332,322)			(332,322)
Adjustment to Limited Partners’ interests			(48,191,035)				(48,191,035)
Balances, December 31, 2004	19,148,267	$191,483	$166,861,507	$(8,047,051)	$(806,879)	$—	$158,199,060

See accompanying notes.

KITE REALTY GROUP TRUST AND
KITE PROPERTY GROUP (THE PREDECESSOR)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	The Company	The Predecessor
			For the Years Ended December 31,
	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004	2003	2002
Cash flow from operating activities:
Net income (loss)	$(332,322)	$(192,380)	$1,436,966	$2,238,182
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	125,800	(214,887)	232,819	(84,969)
Equity in earnings of unconsolidated entities	(134,097)	(163,804)	(273,118)	(1,568,154)
Limited partners’ interest in Operating Partnership	(146,968)	—	—	—
Straight-line rent	(373,944)	(311,899)	(324,383)	(243,030)
Depreciation and amortization	8,345,829	3,987,945	3,017,579	1,327,925
Provision for credit losses	(214,053)	658,052	30,000	—
Compensation expense for equity awards	65,071	—	—	—
Amortization of in-place lease liabilities	(1,093,620)	(452,564)	(260,899)	—
Changes in assets and liabilities:
Tenant receivables	(1,641,334)	(1,046,616)	(786,814)	(16,049)
Deferred costs and other assets	2,748,311	(908,837)	(4,599,074)	(1,260,117)
Accounts payable and accrued expenses	3,102,015	737,697	5,976,650	1,257,260
Net cash provided by operating activities	10,450,688	2,092,707	4,449,726	1,651,048
Cash flow from investing activities:
Acquisitions of properties	(108,287,834)	(46,770,356)	(45,616,460)	—
Acquisitions of joint venture and outside minority interests	(12,451,155)	—	—	—
Capital and construction expenditures, net	(32,242,552)	(34,999,943)	(48,550,943)	(18,378,543)
Change in construction payables	2,824,764	3,170,506	532,379	1,847,423
Distributions received from unconsolidated entities	80,710	517,233	1,375,500	551,500
Contributions to unconsolidated entities	—	—	(242,506)	—
Consolidation of Glendale Mall’s Cash as of March 31, 2004	—	108,822	—	—
Consolidation of acquisitions, acquired joint venture and outside minority interests’ cash	665,604	82,778	—	—
Net cash used in investing activities	(149,410,463)	(77,890,960)	(92,502,030)	(15,979,620)

(Continued)

See accompanying notes.

KITE REALTY GROUP TRUST AND
KITE PROPERTY GROUP (THE PREDECESSOR)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

	The Company	The Predecessor
			For the Years Ended December 31,
	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004	2003	2002
Cash flow from financing activities:
Offering proceeds, net of issuance costs	215,472,012	—	—	—
Loan proceeds	123,162,602	89,185,669	112,708,871	23,446,740
Loan transaction costs	(5,373,864)	(655,263)	(709,043)	—
Loan payments	(176,113,029)	(10,105,596)	(29,921,150)	(5,275,980)
Payments and advances to/from Principals	(9,000,000)	6,902,818	—	—
Distributions paid	(2,571,576)	—	—	—
Contributions (including minority interest share)	—	2,681,036	14,579,103	249,748
Distributions (including minority interest share)	(143,864)	(10,769,219)	(9,908,843)	(1,799,474)
Net cash provided by financing activities	145,432,281	77,239,445	86,748,938	16,621,034

Increase (decrease) in cash	6,472,506	1,441,192	(1,303,366)	2,292,462

Cash, beginning of period	3,630,670	2,189,478	3,492,844	1,200,382

Cash, end of period	$10,103,176	$3,630,670	$2,189,478	$3,492,844

See accompanying notes.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 1.  Organization and Basis of Presentation

Organization

Kite Realty Group Trust (the “Company” or “REIT”) was organized in Maryland on March 29, 2004 to succeed to the development, acquisition, construction and real estate businesses of Kite Property Group (the “Predecessor”). The Predecessor was owned by Al Kite, John Kite and Paul Kite (the “Principals”) and certain executives and other family members and consisted of the properties, entities and interests contributed to the Company or its subsidiaries by its founders and is the predecessor of Kite Realty Group Trust. The Company began operations on August 16, 2004 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions. The IPO consisted of the sale of 16,300,000 shares of Common Shares sold to the public at $13.00 per share, resulting in net proceeds to the Company of $191.3 million. The net proceeds were contributed in exchange for a 67.4% controlling interest in Kite Realty Group, L.P., the “Operating Partnership”. A total of 833,267 shares were issued to the Principals of the Predecessor in exchange for their interests of certain properties and service companies. Also, a total of 15,000 restricted shares were awarded to the members of the Company’s Board of Trustees. On September 14, 2004, the underwriters exercised their over-allotment option to purchase an additional 2,000,000 Common Shares at $13.00 per share, resulting in additional net proceeds of $24.2 million. The exercise of the overallotment option increased the controlling interest in the Operating Partnership to 69.8%. In total, 19,148,267 shares were issued in connection with the Company’s IPO and related formation transactions. In addition, a total of 8,281,882 units of the Operating Partnership were issued to the Principals and certain of our executive officers and other individuals in exchange for their interests in certain properties.

Concurrent with the Company’s formation, the Company utilized the net proceeds from the IPO to prepay mortgage indebtedness ($100 million), to repay a credit facility provided by affiliates of Lehman Brothers ($48 million), to acquire four properties that were under contract ($45 million), to acquire joint venture and outside minority interests in nine properties ($13 million) and to repay existing indebtedness due to the Principals ($9 million).

As a result of the IPO and related formation transactions and several subsequent acquisitions, the Company, through the Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties. As of December 31, 2004, 43 of the 45 entities which own properties in which the Company has an interest were consolidated. The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiaries.

Basis of Presentation

The accompanying financial statements of Kite Realty Group Trust are presented on a consolidated basis and include all of the accounts of the Company, the Operating Partnership and the taxable REIT subsidiaries of the Operating Partnership. The exchange of entities or interests held by the Principals for Common Shares of the REIT and limited partnership interests in the Operating Partnership was accounted for as a reorganization of entities under common control and, accordingly, related assets and liabilities were reflected at their historical cost basis. The acquisition of the joint venture and minority partners’ interests in the properties has been accounted for as a purchase.

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest. The Company’s weighted average interest in the Operating Partnership for the period from August 16, 2004 through December 31, 2004 was 69.3%. The Company’s interest in the Operating Partnership as of December 31, 2004 was 69.8%. The Company adjusts the limited partners’ interests in the Operating Partnership at the end of each period to reflect their interest in the Operating Partnership. This

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 1.  Organization and Basis of Presentation (Continued)

adjustment is reflected in the Company’s shareholders’ equity. For the period from August 16, 2004 through December 31, 2004, the limited partners’ weighted average interest in the Operating Partnership was 30.7% and as of December 31, 2004, their interest was 30.2%.

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

In management’s opinion, the combined financial statements include all the assets, liabilities, revenues and expenses associated with the operations of the entities or interests therein transferred to the Operating Partnership or the REIT. All significant intercompany balances and transactions have been eliminated.

Investment in Portfolio Properties

As of December 31, 2004, the Company held an interest in 45 properties, of which 43 were wholly owned or controlled and consolidated as of that date. The Company has a non-controlling interest in two properties, The Centre (60%) and Spring Mill Medical (50%), which were accounted for using the equity method.

As of December 31, 2003, the Principals held interests in 30 properties. The properties for which the Principals had unilateral control, evidenced by the ability to make all major decisions such as the acquisition, sale or refinancing of the property without approval of the minority party, are consolidated in the accompanying combined financial statements of the Predecessor.

The Predecessor’s investments in certain of the properties were accounted for under the equity method. These investments, which represented non-controlling 33% to 73% ownership interests, were recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

Below is a listing of the properties held by the Principals prior to the completion of the Company’s IPO and related formation transactions and the basis on which they are included in the accompanying combined financial statements as of December 31, 2004. The Predecessor’s interest in the properties is parenthetically disclosed.

Operating Properties — Consolidated

Shops at Eagle Creek (80%)
King’s Lake Square (80%)
Ridge Plaza Shopping Center (80%)
PEN Products Warehouse (80%)
Mid-America Clinical Labs (80%)
Thirty South (80%)
Preston Commons (80%)
Whitehall Pike (89%)
Stoney Creek Commons (80%)
Union Station Parking Garage (80%)

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 1.  Organization and Basis of Presentation (Continued)

Development Properties — Consolidated

Indiana State Motor Pool (80%)
Circuit City Plaza (80%)
50th & 12th (64%)
82nd & Otty (80%)
Boulevard Crossing (80%)
Geist Pavilion (80%)
Cool Creek Commons (80%)
Traders Point (80%)
Weston Park (80%)
Greyhound Commons (80%)
Eagle Creek Phase II (80%)

Operating Properties — Equity Method

The Centre (30%)
Spring Mill Medical (40%)
Glendale Mall (43%)
50 S. Morton (44%)
The Corner (50%)
International Speedway Square (35%)
Burlington Coat (27%)

Development Properties — Equity Method

Martinsville Shops (58%)
Red Bank Commons (44%)

Glendale Mall was consolidated as of March 31, 2004 pursuant to FIN No. 46 — see Note 15.

Note 2.  Summary of Significant Accounting Policies

Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Actual results could differ from these estimates.

Purchase Accounting

The purchase price of properties is allocated to tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). In making estimates of fair values for the purpose of allocating purchase price, a number of sources are utilized. We also consider information about each property obtained

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 2.  Summary of Significant Accounting Policies (Continued)

as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of tangible and intangible assets acquired.

A portion of the purchase price is allocated to tangible assets, including:

•	the fair value of the building on an as-if-vacant basis and to land determined either by real estate tax assessments, independent appraisals or other relevant data.

•	above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases. The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the lease intangibles would be charged or credited to income.

•	the value of leases acquired. We utilize independent sources for our estimates to determine the respective in-place lease values. Our estimates of value are made using methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

We also consider whether a portion of the purchase price should be allocated to in-place leases that have a related customer relationship intangible value. Characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. To date, a tenant relationship has not been developed that is considered to have a current intangible value. The value of customer relationship intangibles would be amortized to expense over the remaining initial lease term, including any renewal periods included in the valuation analysis for the respective leases not to exceed the remaining life of the building. Should a tenant terminate its lease, the unamortized portion of the tenant origination costs and customer relationship intangible would be charged to income.

Investment Properties

Investment properties are recorded at cost and include costs of acquisitions, development, predevelopment, construction costs, certain allocated overhead, tenant allowances and improvements, and interest and real estate taxes incurred during construction.

Significant renovations and improvements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Expenditures for ordinary repairs and maintenance are expensed as incurred.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 144”), investment properties are reviewed for impairment on a property-by-property basis at least annually or whenever events or changes

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 2.  Summary of Significant Accounting Policies (Continued)

in circumstances indicate that the carrying value of investment properties may not be recoverable. Impairment losses for investment properties are recorded when the undiscounted cash flows estimated to be generated by the investment properties during the expected hold period are less than the carrying amounts of those assets. Impairment losses are measured as the difference between the carrying value and the fair value of the asset.

Depreciation on buildings and improvements is provided utilizing the straight-line method over an estimated original useful lives ranging from 10 to 35 years. Depreciation on tenant allowances and improvements is provided utilizing the straight-line method over the term of the related lease. Depreciation on equipment and fixtures is provided utilizing the straight-line method over 5 to 10 years.

Escrow Deposits

Escrow deposits generally consist of escrowed cash held for real estate taxes, property maintenance, insurance, minimum occupancy and property operating income requirements at specific properties as required.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.

Accrued but unpaid distributions as of December 31, 2004 were $5,143,153 and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Cash paid for interest was $4,135,929 and $2,638,495 for the period from January 1, 2004 through August 15, 2004 and for the period from August 16, 2004 through December 31, 2004, respectively, including capitalized interest of $337,916 and $132,182, respectively. Cash paid for interest for the years ended December 31, 2003 and 2002 was $4,546,363 and $2,298,342, respectively including capitalized interest of $525,140 and $113,200, respectively.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, escrows and deposits, and accounts payable and accrued expenses approximate fair value because of the relatively short maturity of these instruments.

Revenue Recognition

As lessor, we retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases.

Base minimum rents are recognized on a straight-line basis over the terms of the respective leases. Certain lease agreements contain provisions that grant additional rents based on tenants’ sales volume (contingent percentage rent). Percentage rents are recognized when tenants achieve the specified targets as defined in their lease agreements.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable expense is incurred.

Overage rents are included in other property related revenue in the accompanying statements of operations.

Development and other advisory services fees are recognized as revenues in the period in which the services are rendered.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 2.  Summary of Significant Accounting Policies (Continued)

Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. Project costs include all direct labor, subcontract, and material costs and those indirect costs related to contract performance costs incurred to date do not include uninstalled materials. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performances, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

Certain performance-based incentive fees of Kite Realty Advisors, Inc. are recorded when the fees are earned.

Tenant Receivables and Allowance for Doubtful Accounts

Tenant receivables consist primarily of billed minimum rent, accrued and billed tenant reimbursements and accrued straight-line rent. The Company generally does not require collateral from its tenants.

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of certain tenants or others to meet contractual obligations under their lease or other agreements. Accounts are written off when, in the opinion of management, the balance is uncollectible.

	2004	2003	2002
Balance, beginning of year	$30,000	$—	$—
Consolidation of joint venture interests	1,210,942	—	—
Provision for credit losses	443,999	30,000	—
Accounts written off	(1,172,967)	—	—
Balance, end of year	$511,974	$30,000	$—

Concentration of Credit Risk

The financial instrument that potentially subjects the Company to a concentration of credit risk is its accounts receivable from tenants. At December 31, 2004, approximately 40% of property accounts receivable were from tenants leasing space in the state of Indiana.

Earnings Per Share

Basic earnings per share is calculated based on the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options and units of limited partnership in the Operating Partnership were exercised or converted into Common Shares. Since the Company reported a net loss for the period from August 16, 2004 through December 31, 2004, the effects of employee stock options are anti-dilutive for the period. Therefore, basic and diluted loss per share are the same for the period from August 16, 2004 through December 31, 2004. Stock options are accounted for based on their fair market value at the date of grant.

The effect of conversion of units of the Operating Partnership is not reflected in the above table as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated statement of operations. Therefore, the assumed conversion of these units would have no effect on the determination of earnings per share.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 2.  Summary of Significant Accounting Policies (Continued)

Since the Company’s IPO and related formation transactions occurred on August 16, 2004 earnings per share is not presented for periods prior to this date

Income Taxes

The Company has elected to be taxed as a REIT pursuant to the Internal Revenue Code, as amended, beginning with the taxable year ended December 31, 2004. To maintain its status as a REIT, the Company is obligated to distribute 90% of its ordinary taxable income annually to its shareholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income taxes.

Prior to our IPO, Kite Development Corporation, Kite Construction, Inc. and all of the properties were held by entities where the owners were required to include their respective share of profits or losses generated by these entities in their individual tax returns. Accordingly, no Federal income tax provision has been reflected for periods prior to the IPO.

The Company has elected taxable REIT subsidiary (“TRS”) status for some of its subsidiaries. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax bases of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Income tax provisions for the 2004, 2003 and 2002 were approximately $57,000, $40,000 and $49,000, respectively. The income tax provision is included in other expenses in the accompanying consolidated and combined statements of operations.

The deferred income tax liability at December 31, 2004 and 2003 was $59,042 and $14,000, respectively and the amount is included in other liabilities in the accompanying consolidated and combined balance sheets.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income previously reported.

Note 3.  Deferred Costs

Deferred costs consist primarily of financing fees incurred to obtain long-term financing and broker fees and capitalized salaries and related benefits incurred in connection with lease originations. Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements. Deferred leasing costs are amortized on a straight-line basis over the terms of the related leases. At December 31, 2004 and 2003, deferred costs consisted of the following:

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 3.  Deferred Costs (Continued)

	The Company	The Predecessor
	2004	2003
Deferred financing costs	$4,958,167	$1,155,629
Deferred leasing costs and other	13,249,752	5,835,120
	18,207,919	6,990,749
Less — accumulated amortization	(2,943,648)	(937,234)
	$15,264,271	$6,053,515

The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows:

2005	$3,172,845
2006	2,409,641
2007	2,094,410
2008	1,695,813
2009	1,518,270

The accompanying consolidated and combined statements of operations include amortization expense as follows:

	The Company	The Predecessor
			For the year ended December 31,
	For the period from August 16, 2004 through December 31, 2004	For the period from January 1, 2004 through August 15, 2004	2003	2002
Amortization of deferred financing costs	$481,150	$403,655	$125,073	$22,329
Amortization of deferred leasing costs	1,522,110	577,335	567,655	192,853

Amortization of deferred leasing costs is included in depreciation and amortization expense, and amortization of deferred financing costs is included in interest expense.

Note 4.  Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of unamortized in-place lease liabilities, construction billings in excess of costs, construction retainages payable, tenant rents received in advance and deferred income taxes. The amortization of in-place lease liabilities is recognized as revenue over the remaining life of the leases through 2026. Construction contracts are recognized as revenue using the percentage of completion method. Tenant rents received in advance are recognized as revenue in the period to which they apply, usually the month following their receipt.

Other liabilities consist primarily of construction retainages due to subcontractors and deferred income taxes.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 4.  Deferred Revenue and Other Liabilities (Continued)

At December 31, 2004 and 2003, deferred revenue and other liabilities consisted of the following:

	The Company	The Predecessor
	2004	2003
Unamortized in-place lease liabilities	$23,185,751	$4,017,978
Construction billings in excess of cost	6,586,506	3,681,357
Construction retainages payable	4,083,741	1,458,412
Tenant rents received in advance	921,390	47,299
Deferred income taxes	59,042	14,000
Other	—	47,204
	$34,836,430	$9,266,250

The estimated aggregate amortization amounts from acquired lease intangibles (unamortized in-place lease liabilities) for each of the next five years are as follows:

2005	$3,328,326
2006	2,935,860
2007	2,627,501
2008	2,021,707
2009	1,780,468

Note 5.  Investments in Unconsolidated Entities

As of December 31, 2004, the Company had equity interests in two unconsolidated entities that own and operate rental properties. The Company owned a 60% interest in The Centre and a 50% interest in Spring Mill Medical representing a sufficient interest in each of these investments in order to exercise significant influence, but not control, over operating and financial policies. Accordingly, these investments are accounted for using the equity method.

In connection with the Company’s IPO, it acquired the remaining joint venture interests ranging from 42% to 73% in Glendale Mall, 50 S. Morton, The Corner, International Speedway Square, Burlington Coat, Martinsville Shops, 50th & 12th, 176th & Meridian and noncontrolling minority interests in various properties. The Predecessor accounted for these entities using the equity method.

On March 31, 2004, the Predecessor adopted the provisions of FIN No. 46R and consolidated Glendale Mall as of that date. Periods prior to March 31, 2004 were not restated as a result of the adoption of FIN No. 46R. The Company subsequently purchased the third party interest in Glendale Mall in connection with its IPO and related formation transactions.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 5.  Investments in Unconsolidated Entities (Continued)

Combined summary financial information of entities accounted for using the equity method of accounting and a summary of the Company’s and the Predecessor’s investment in and share of income from these entities follows:

	The Company	The Predecessor
	2004	2003
Assets:
Investment properties, at cost	$14,707,045	$75,636,988
Cash and cash equivalents	601,423	3,769,066
Tenant receivables, net	254,883	2,259,996
Deferred costs and other assets	779,356	2,819,285
Total Assets	$16,342,707	$84,485,335
Liabilities and Partners’ Equity
Mortgage and other indebtedness	$16,609,675	$70,717,291
Accounts payable and accrued expenses	458,289	3,865,203
Deferred revenue and other liabilities	—	256,820
Due to affiliates	—	83,886
Total liabilities	17,067,964	74,923,200
Partners’ equity (deficit)	(725,257)	9,562,135
Total Liabilities and Partners’ Equity	$16,342,707	$84,485,335
Company (Predecessor) share of total assets	$8,518,002	$29,874,772
Company (Predecessor) share of Partners’ equity (deficit)	$(681,588)	$(728,532)
Company (Predecessor) share of mortgage and other indebtedness	$8,738,897	$28,846,580

As of December 31, 2004, scheduled principal repayments on joint venture indebtedness was as follows:

	Total	Company Share
2005	$305,051	$168,965
2006	343,082	190,836
2007	367,122	204,250
2008	390,619	217,491
2009	3,736,961	2,223,456
Thereafter	11,466,840	5,733,899
Total	$16,609,675	$8,738,897

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 5.  Investments in Unconsolidated Entities (Continued)

	The Company	The Predecessor
	Period August 16, 2004 Through December 31, 2004	Period January 1, 2004 Through August 15, 2004	2003	2002
Revenue:
Minimum rent	$1,013,283	$4,782,846	$9,594,584	$8,529,423
Tenant reimbursements	257,064	1,030,909	2,025,221	2,382,710
Other property related revenue	(7,257)	149,909	899,148	4,123,366
Total revenue	1,263,090	5,963,664	12,518,953	15,035,499
Expenses:
Property operating	377,556	1,597,348	3,849,982	3,400,189
Real estate taxes	79,258	470,470	1,087,605	1,081,005
Depreciation and amortization	198,407	1,171,243	4,283,981	2,546,833
Total expenses	655,221	3,239,061	9,221,568	7,028,027
Operating income	607,869	2,724,603	3,297,385	8,007,472
Interest expense	436,173	2,244,113	4,107,454	3,766,454
Gain (loss) on sale of assets	—	—	1,610,000	(44,392)
Net income	171,696	480,490	799,931	4,196,626
Third-party investors’ share of net income	37,599	316,686	526,813	2,628,472
Company (Predecessor) share of net income	$134,097	$163,804	$273,118	$1,568,154

Note 6.  Property Acquisitions and Pro Forma Information

During 2004, the Company or its Predecessor acquired and placed into service the following shopping center properties:

Property Name	Location	Acquisition Date	Acquisition Cost (Millions)	Financing Method
Silver Glen Crossings	South Elgin, IL	April 1	$23.4	Debt (8)
Cedar Hill Village	Cedar Hill, TX	June 28	6.8	Debt (8)
Galleria Plaza	Dallas, TX	June 29	6.2	Debt (8)
Wal-Mart Plaza(1)	Gainesville, FL	July 1	8.5	Debt (8)
Eagle Creek Pad 2	Naples, FL	July 7	1.1	Debt (8)
Fishers Station(2)	Fishers, IN	July 23	2.1 (3)	Debt (8)
Hamilton Crossing	Carmel, IN	August 19	15.5	IPO Proceeds
Waterford Lakes	Orlando, FL	August 20	9.1	IPO Proceeds
Publix at Acworth	Acworth, GA	August 20	9.2	IPO Proceeds
Plaza at Cedar Hill	Cedar Hill, TX	August 31	38.6 (4)	IPO Proceeds
Sunland Towne Centre	El Paso, TX	September 16	32.1 (5)	Debt
Centre at Panola	Lithonia, GA	September 30	9.4 (6)	Debt

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 6.  Property Acquisitions and Pro Forma Information (Continued)

Property Name	Location	Acquisition Date	Acquisition Cost (Millions)	Financing Method
Marsh Supermarket(7)	Fishers, IN	November 24	5.0	Debt
Eastgate Pavilion	Cincinnati, OH	December 1	27.6	Debt
Four Corner Square	Seattle, WA	December 20	10.5	Debt

________________

(1)	This property is owned through a joint venture with a third party. The Company currently receives 85% of the cash flow from this property, which percentage may decrease under certain circumstances.

(2)	This property is owned through a joint venture with a third party. The Company is the primary beneficiary and, therefore, this property is consolidated in the accompanying statement of operations. The joint venture partner is entitled to an annual preferred payment of $96,000. All remaining cash flow is distributed to the Company.

(3)	Inclusive of debt assumed of $1.4 million.

(4)	Inclusive of debt assumed of $27.4 million.

(5)	Inclusive of debt assumed of $17.8 million.

(6)	Inclusive of debt assumed of $4.5 million.

(7)	Part of the Fishers Station property.

(8)	This acquisition was initially financed with debt, which was repaid with proceeds from the Company’s IPO.

Following is a combined condensed balance sheet for the acquired properties as of the dates of their respective acquisitions.

Assets:
Investment properties, at cost	$228,937,093
Cash and cash equivalents	82,778
Accounts receivable	23,188
Other assets	6,502,758
Total Assets	$235,545,817
Liabilities:
Loans payable	$57,695,064
Deferred revenue	19,303,602
Other Liabilities	6,339,888
Total Liabilities	$83,338,554

In connection with the IPO and related formation transactions, the Company acquired remaining joint venture interests in 50 S. Morton, The Corner, International Speedway Square, Burlington Coat, Glendale Mall, Martinsville Shops, Red Bank Commons and the other noncontrolling minority interests in certain properties for cash and units of the operating partnership. Amounts allocated to intangible assets in connection with the acquisition of these joint venture interests totaled $5.5 million in 2004 and are included in land, buildings and improvements and deferred costs in the accompanying consolidated balance sheets. Amounts allocated to intangible liabilities representing the adjustment of acquired leases to market value totaled $2.1 million and are included in deferred revenue in the accompanying consolidated balance sheet. The intangible assets and liabilities are amortized over the average lease term for each property over periods ranging from 3.1 to 10.7 years.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 6.  Property Acquisitions and Pro Forma Information (Continued)

Following, on an unaudited basis, is a combined condensed balance sheet for the acquired joint venture and minority interests as of the dates of their respective acquisitions. This balance sheet excludes Glendale Mall since it was consolidated as of March 31, 2004 pursuant to FIN No. 46.

Assets:
Investment properties, at cost	$55,217,774
Cash and cash equivalents	665,604
Accounts receivable	416,545
Other assets	1,134,337
Total Assets	$57,434,260
Liabilities:
Loans payable	$24,172,783
Deferred revenue	2,178,310
Other Liabilities	1,328,857
Total Liabilities	$27,679,950

Purchase price allocations for all of the above 2004 property and joint venture acquisitions are preliminary until finalized in 2005. Any adjustment to the values assigned to identified assets and liabilities in finalizing the purchase price allocation for the above acquisitions are not expected to have a material effect on net income.

During 2003, the Predecessor acquired and placed into service three shopping center properties which are summarized below:

Property Name	Location	Acquisition Date	Acquisition Cost (Millions)	Financing Method
Ridge Plaza Shopping Center	Oak Ridge, NJ	March 13	$19.7	Debt
Kings Lake Square	Naples, FL	June 10	11.4	Debt
Shops at Eagle Creek	Naples, FL	July 8	14.5	Debt

Amounts allocated to intangible assets in connection with these acquisitions totaled $24.9 million in 2004 and $3.2 million in 2003 and are included in land, buildings and improvements and deferred costs in the accompanying consolidated and combined balance sheets. Amounts allocated to intangible liabilities representing the adjustment of acquired leases to market value totaled $18.9 million in 2004 and $4.3 million in 2003 and are included in deferred revenue in the accompanying consolidated and combined balance sheets. The intangible assets and liabilities are amortized over the average lease term for each property over periods ranging from 2.8 to 18.5 years. In the accompanying consolidated and combined statements of operations, the operating results of the acquired properties are included in results of operations from their respective dates of purchase.

The Company has entered into master lease agreements with the seller in connection with certain of the property acquisitions. These payments are due when tenant occupancy is below the level specified in the purchase agreement. These payments are accounted for as a reduction of the purchase price of the acquired property and totaled $460,318 and $80,556 in 2004 and 2003, respectively. Future amounts due in 2005 total $117,943.

The following table summarizes, on a pro forma basis, the results of operations for the years ended December 31, 2004 and 2003 as if the Company’s IPO and related formation transactions and the 2004 and 2003 property acquisitions described above occurred on January 1, 2003:

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 6.  Property Acquisitions and Pro Forma Information (Continued)

	Year ended December 31
	2004	2003
	(unaudited)	(unaudited)
Pro forma revenues	$70,732,218	$65,667,182
Pro forma net income(1)	$4,286,558	$4,831,767
Pro forma net income per share — basic and diluted(1)	$0.22	$0.25
Pro forma weighted average number of shares outstanding:
— basic	19,148,267	19,148,267
— diluted	19,277,703	19,277,703

(1)	Pro Forma net income for year ended December 31, 2004 excludes our share of direct costs of approximately $1.5 million incurred in connection with the IPO and related formation transactions.

Note 7.  Mortgage Loans and Line of Credit

Mortgage and other indebtedness consist of the following at December 31, 2004 and December 31, 2003:

	Principal Balance at December 31,
Description	2004	2003
Lines of credit
Maximum borrowing level of $150 million available through August 30, 2007; interest at the LIBOR + 1.35% to 1.50% (3.75% to 3.90% at December 31, 2004)	$56,200,000	$—
Maximum borrowing level of $4 million available through December 16, 2005; interest at the greater of Prime +0.50% or 4.50%	—	2,218,020
Construction Notes Payable — Variable Rate
Generally due in monthly installments of principal and interest and mature at various dates through 2006; interest rates at LIBOR+1.85%-2.35%, ranging from 4.25% to 5.15%	59,521,968	36,711,972
Mortgage Notes Payable — Fixed Rate
Generally due in monthly installments of principal and interest and mature at various dates through 2022; interest rates ranging from 4.00% to 14.00%	152,832,891	49,882,309
Mortgage Notes Payable — Variable Rate
Generally due in monthly installments of principal and interest and mature at various dates through 2008; interest rates at Prime to Prime+ 2.00% and LIBOR +2.50% to 2.75%, ranging from 4.90% to 7.15%	10,785,757	52,685,988
Net premium on acquired indebtedness	4,138,747	—
Total Mortgage and Other Indebtedness	$283,479,363	$141,498,289

LIBOR was 2.40% and 1.12% as of December 31, 2004 and 2003, respectively. Prime was 5.15% and 4.00% as of December 31, 2004 and 2003, respectively.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 7.  Mortgage Loans and Line of Credit (Continued)

Line of Credit

On August 31, 2004, the Company and the Operating Partnership entered into a three-year, $150 million secured revolving credit agreement with Lehman Commercial Paper, Inc. and Wachovia Bank, N.A. Borrowings under this facility bear interest at a floating rate of LIBOR plus 135 to 150 basis points, depending on the Company’s leverage ratio and are secured by certain of the Company’s properties. The Company may extend the facility for one year, provided that no events of default exist and subject to an extension fee of $300,000. The line of credit has a 0.125% to 0.25% commitment fee applicable to the unused amount at the end of each calendar month. The amount that the Company may borrow under this facility is dependent on it maintaining a minimum “borrowing base” of properties. On December 15, 2004, the Company amended certain provisions of the credit facility to permit distributions to our shareholders of up to 105% of our funds from operations in certain circumstances, to amend the financial covenant relating to its minimum implied debt service ratio with respect to the fiscal quarter ending December 31, 2004 and to make a clarifying amendment to its financial covenant relating to its minimum tangible net worth. As of December 31, 2004, approximately $91.3 million was available for draw under the facility, of which approximately $56.2 million was outstanding. There are seven additional properties available to be added to the borrowing base (upon completion of the lender’s due diligence process) as additional funds are required for potential additional borrowing capacity of approximately $40 million. This facility will be used principally to fund growth opportunities including acquisitions and development activities.

The credit facility also includes a short-term borrowing line of $20 million available for same day borrowings. Borrowings under the short-term line may be outstanding for no more than five days.

The following properties are encumbered by the line of credit as of December 31, 2004: Silver Glen Crossing, Glendale Mall, Mid-America Medical, Hamilton Crossing, Kings Lake Square, Waterford Lakes, Publix at Acworth, PEN Products, Union Station Parking Garage, Galleria Plaza, Cedar Hill Village, Shops at Eagle Creek, Burlington Coat and Stoney Creek Commons.

The Company’s ability to borrow under this new credit facility will be subject to our ongoing compliance with a number of financial and other covenants, including:

•	the Company’s amount of leverage;

•  a minimum interest coverage ratio;

•  the Company’s minimum tangible net worth;

•  a minimum fixed charge coverage ratio;

•	the collateral pool properties generating sufficient net operating income to maintain a certain fixed charge ratio; and

•	the collateral pool properties maintaining a minimum aggregate occupancy rate.

Under the facility, we are permitted to make distributions to our shareholders as follows provided that no event of default exists. If an event of default exists, we may only make distributions sufficient to maintain our REIT status.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 7.  Mortgage Loans and Line of Credit (Continued)

Measurement Period	% of Funds From Operations
For the period of two fiscal quarters ending March 31, 2005	105%
For the period of three fiscal quarters ending June 30, 2005	100%
For the period of four fiscal quarters ending September 30, 2005	100%
For the period of four consecutive fiscal quarters ending December 31, 2005 and for each period of four consecutive quarters ending thereafter	95%

Mortgage and Construction Loans

Mortgage and construction loans are secured by certain real estate, are generally due in monthly installments of interest and principal and mature over various terms through 2022. The 14% fixed rate loan is in the amount of $2.6 million and represents a mezzanine loan on the Traders Point property. Excluding this loan, the range of interest rates on fixed rate debt is 4.00% to 8.85%.

The loan on the Traders II property in the amount of $2.0 million is guaranteed by certain shareholders of the Company.

As of December 31, 2004, scheduled principal repayments on mortgage and other indebtedness were as follows:

2005	$21,139,541
2006	70,998,588
2007	58,610,344
2008	6,769,384
2009	29,751,433
Thereafter	92,071,326
279,340,616
Unamortized premiums	4,138,747
Total	$283,479,363

The carrying value of our variable rate construction notes payable, line of credit and mortgage notes payable approximates their fair values. As of December 31, 2004, the fair value of fixed rate debt was approximately $159 million compared to the book value of $152.8 million. The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 4.52% to 6.53%.

IPO and Related Formation Transactions

In connection with the Company’s IPO and related formation transactions, the Company paid off a total of $99.0 million of indebtedness plus accrued interest of $0.8 million. Of this amount, $13.0 million was fixed rate debt bearing interest rates ranging from 4.5% to 11.0% and $86.0 million was variable rate debt bearing interest rates ranging from 3.45% to 4.93%. The Company incurred loan prepayment penalties and related expenses of $1,671,449 in connection with the prepayment of debt.

Note 8.  Tenant Leases

The Company receives rental income from the leasing of retail and commercial space under operating leases. The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 8.  Tenant Leases (Continued)

and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold. The weighted average initial term of the lease agreements is approximately 16 years. Future minimum rentals to be received under noncancellable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses, as of December 31, 2004, are as follows:

2005	$46,172,855
2006	44,539,007
2007	42,458,857
2008	40,115,018
2009	38,732,253
Thereafter	290,604,911
Total	$502,622,901

Lease Commitments

The Company is obligated under six ground leases for approximately 35 acres of land with three landowners which require fixed annual rent. The expiration dates of the initial terms of these ground leases range from 2012 to 2027. These leases have five to ten year extension options ranging in total from 20 to 30 years.

Ground lease expense incurred by the Company for the period from January 1, 2004 through August 15, 2004 and for the period from August 16, 2004 through December 31, 2004 was $144,176 and $287,586, respectively. The Company capitalized $43,327 during the period from January 1, 2005 through August 15, 2004 and $43,200 during the period from August 16, 2004 through December 31, 2004. Ground lease expense incurred by the Company for the years ended December 31, 2003 and 2002 was $135,000, and $136,800, respectively. Future minimum lease payments due under such leases for the next five years ending December 31 and thereafter are as follows:

2005	$856,800
2006	856,800
2007	906,300
2008	918,300
2009	920,800
Thereafter	14,129,170
Total	$18,588,170

Note 9.  Shareholders’ Equity and Limited Partner Interests

Common Shares

On December 15, 2004, the Board of Trustees declared a distribution of $.1875 per Common Share for fourth quarter of 2004. Simultaneously, the Board of Trustees declared a distribution of $.1875 per operating partnership unit for the same period. Both distributions were paid on January 18, 2005.

On September 23, 2004, the Board of Trustees declared a distribution of $.09375 per Common Share for the period commencing upon the completion of the Company’s IPO on August 16, 2004 and ending September 30, 2004. Simultaneously, the Board of Trustees declared a distribution of $.09375 per operating partnership unit for the same period. Both distributions were paid on October 15, 2004.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 9.  Shareholders’ Equity and Limited Partner Interests (Continued)

On August 16, 2004, 15,000 restricted shares were awarded to the members of our Board of Trustees. These shares vest on the first anniversary of the date of grant. The Company recognizes compensation expense related to restricted share awards on a straight-line basis over the vesting period in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.

The Company’s Board of Trustees has approved the 2004 Equity Incentive Plan. A total of 2,000,000 shares have been reserved under this plan. On August 16, 2004, options to purchase a total of 871,950 shares were granted at an option price of $13.00 per share. The options vest over a period of five years and expire 10 years from the grant date. Compensation expense is determined based on the fair market value of the options and is recognized over the vesting period. The fair market value of the options at the date of grant was $1.00 per share based on the following assumptions.

Dividend Yield	5.77%
Expected life of option	5 years
Risk-free interest rate	3.0%
Expected stock price volatility	15.0%

Limited Partner Interests

Concurrent with the Company’s IPO and related formation transactions, certain individuals received units of the Operating Partnership in exchange for their interests in certain properties. Limited partners may exercise a redemption right to redeem their Operating Partnership units at any time beginning on August 16, 2005 for cash in an amount equal to the market value of an equivalent number of Common Shares at the time of redemption. The Company also has the right to redeem the Operating Partnership units directly from the limited partner in exchange for either cash in the amount specified above or a number of Common Shares equal to the number of units being redeemed.

Note 10.  Segment Information

The Company and its Predecessor’s operations are aligned into two business segments: (i) real estate operation and development and (ii) construction and advisory services. The Company’s segments operate in the United States. Combined segment data of the Company and its Predecessor for the years ended December 31, 2004, 2003 and 2002 are as follows:

Year Ended December 31, 2004	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$34,900,078	$68,327,960	$103,228,038	$(54,129,707)	$49,098,331
Operating expenses, cost of construction and services, general, administrative and other	12,301,909	68,538,731	80,840,640	(53,093,433)	27,747,207
Depreciation and amortization	11,395,277	53,692	11,448,969	—	11,448,969
Operating income (loss)	11,202,892	(264,463)	10,938,429	(1,036,274)	9,902,155
Interest expense	9,228,281	61,083	9,289,364	—	9,289,364
Loan prepayment penalty and expenses	1,671,449	—	1,671,449	—	1,671,449
Minority interest	89,087	—	89,087	—	89,087

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 10.  Segment Information (Continued)

Year Ended December 31, 2004	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Equity in earnings of unconsolidated entities	297,901	—	297,901	—	297,901
Limited partners’ interests in Operating Partnership	146,968	—	146,968	—	146,968
Net income (loss)	$837,118	$(325,546)	$511,572	$(1,036,274)	$(524,702)
Total assets	$563,317,630	$17,447,341	$580,764,971	$(11,010,138)	$569,754,833

Year Ended December 31, 2003	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$12,756,126	$30,563,597	$43,319,723	$(15,562,222)	$27,757,501
Operating expenses, cost of construction and services, general, administrative and other	4,895,690	29,417,647	34,313,337	(15,052,222)	19,261,115
Depreciation and amortization	2,888,077	4,429	2,892,506	—	2,892,506
Operating income (loss)	4,972,359	1,141,521	6,113,880	(510,000)	5,603,880
Interest expense	4,144,645	62,568	4,207,213		4,207,213
Minority interest	(232,819)	—	(232,819)	—	(232,819)
Equity in loss of unconsolidated entities	273,118	—	273,118	—	273,118
Net income (loss)	$868,013	$1,078,953	$1,946,966	$(510,000)	$1,436,966
Total assets	$160,279,464	$13,029,371	$173,308,835	$(1,973,129)	$171,335,706

Year Ended December 31, 2002	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$6,152,233	$ 26,214,727	$ 32,366,960	$ (3,770,358)	$ 28,596,602
Operating expenses, cost of construction and services, general, administrative and other	3,204,949	24,695,337	27,900,286	(3,729,358)	24,170,928
Depreciation and amortization	1,303,164	2,432	1,305,596	—	1,305,596
Operating income (loss)	1,644,120	1,516,958	3,161,078	(41,000)	3,120,078
Interest expense	2,067,248	217,389	2,284,637	—	2,284,637
Loss on disposal of fixed assets	—	250,382	250,382	—	250,382
Minority interest	84,969	—	84,969	—	84,969
Equity in loss of unconsolidated entities	1,568,154	—	1,568,154	—	1,568,154
Net income (loss)	$1,229,995	$ 1,049,187	$ 2,279,182	$ (41,000)	$ 2,238,182
Total assets	$63,635,298	$ 9,259,648	$ 72,894,946	$ (1,506,520)	$ 71,388,426

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 11.  Quarterly Financial Data (Unaudited) (Continued)

Presented below is a summary of the consolidated and combined quarterly financial data for the years ended December 31, 2004 and 2003:

	The Predecessor			The Company
	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Period July 1, 2004 through August 15, 2004	Period August 16, 2004 through September 30, 2004	Quarter Ended December 31, 2004
Total revenue	$6,779,327	$7,851,871	$4,819,507	$7,123,917	$22,523,709
Operating income	1,693,858	1,771,183	792,777	1,263,169	4,381,168
Net income (loss)	331,076	(381,462)	(141,994)	(1,153,797)	821,475
Basic and diluted income (loss) per share	N/A	N/A	N/A	$(0.06)	$0.04
Weighted average Common Shares outstanding — basic	N/A	N/A	N/A	17,800,441	19,148,267
— diluted	N/A	N/A	N/A	17,800,441	19,277,703

	The Predecessor
	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2003
Total revenue	$4,229,290	$6,870,157	$7,372,289	$9,285,765
Operating income	1,145,526	653,884	1,551,558	2,252,912
Net income (loss)	149,946	(552,854)	1,529,766	310,108
Basic and diluted income (loss) per share	N/A	N/A	N/A	N/A
Weighted average Common Shares outstanding — basic	N/A	N/A	N/A	N/A
— diluted	N/A	N/A	N/A	N/A

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income previously reported.

Note 12.  Commitments and Contingencies

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

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 13.  Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which it matches 25% of the employee’s contribution up to 3% of the employee’s salary not to exceed an annual maximum of $750. The Company and the Predecessor contributed to this plan $27,633, $25,608, and $23,229 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 14.  Transactions With Related Parties

Common costs for management, leasing, development, consulting, accounting, legal, marketing and management information systems are allocated to the various Company entities and certain other entities owned by the Principals and not included as part of the Company (“Excluded Entities”). Common payroll and other related costs are allocated proportionately based on an estimate of time spent on behalf of each entity. Management believes the methodologies and assumptions used are reasonable. Common costs recovered in 2004 from the Excluded Entities were $1,739,124 for the period from January 1, 2004 through August 15, 2004 and $0 for the period from August 16, 2004 through December 31, 2004. Common costs recovered from the Excluded Entities for the years ended December 31, 2003 and 2002 were $1,461,128 and $2,757,816, respectively.

The Company received subcontractor interior construction services totaling $3,131,471, $3,017,162 and $5,489,760 from Kite, Inc. (one of the Excluded Entities) during 2004, 2003 and 2002, respectively. The amounts payable to Kite, Inc. as of December 31, 2004 and 2003 were $157,252 and $496,138, respectively and are included in accounts payable in the accompanying combined balance sheets.

The Company received rental income from two Excluded Entities of $55,523 for the period from January 1, 2004 through August 15, 2004, $43,502 for the period from August 16, 2004 through December 31, 2004 and $12,170 for the year ended December 31, 2003.

Note 15.  Adoption of FASB Interpretation No. 46R

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R replaces FASB Interpretation No. 46 which was issued in January 2003. FIN 46R explains how to identify variable interest entities and how to assess whether to consolidate such entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Prior to the issuance of FIN 46R, a company has generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R changes that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. The provisions of this interpretation are immediately effective for variable interest entities formed after January 31, 2003. For variable interest entities (other than special purpose entities) formed by public entities prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period ending after March 15, 2004. On March 31, 2004 we adopted the provisions of FIN 46R, which resulted in the consolidation of the Glendale Mall joint venture as of that date. Periods prior to March 31, 2004 were not restated as a result of the adoption of FIN 46R. As a result of the IPO and related formation transactions, Glendale Mall is wholly owned.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 16.  Subsequent Events

On March 24, 2005, the Company entered into two interest rate swaps with notional amounts of $35 million and $15 million. We designated these transactions as hedges to effectively fix the interest rates on a portion of our variable rate debt.

On March 3, 2005, we entered into three related purchase and sale agreements for the acquisition of three community shopping centers. These acquisitions are summarized as follows:

•	Plaza Volente, a 156,308 square foot shopping center in Austin, Texas for an estimated cash purchase price of $36.1 million.

•	Indian River Square, a 144,134 square foot shopping center in Vero Beach, Florida for an estimated cash purchase price of $16.4 million.

•	Fountain Oaks a 160,598 square foot shopping center in Atlanta, Georgia for an estimated cash purchase price of $26.0 million inclusive of $13.7 million of assumed indebtedness.

The acquisitions of these properties are subject to satisfactory completion of due diligence on or prior to April 15, 2005, satisfaction of other customary and closing conditions and, in the case of the Fountain Oaks Shopping Center, to the lender’s consent to the assumption by the Company of existing indebtedness. Each Seller has the option to terminate its agreement with the Company if any of the other acquisitions do not simultaneously close. There can be no assurance that the conditions to completion of the acquisitions will be met or that these acquisitions will in fact be consummated.

On February 21, 2005, Winn-Dixie filed for Chapter 11 bankruptcy protection to reorganize its business operations. This tenant operates in two locations in the Company’s portfolio totaling approximately 103,400 square feet at an average base rent of $7.80 per square foot, representing approximately 1.7% of the Company’s total annualized base rent as of December 31, 2004. The tenant continues to operate in both locations and has paid rent for February and March 2005 but there can be no assurance of its ability to pay rent prospectively. The tenant has neither affirmed nor rejected its leases with the Company at these locations.

On February 10, 2005, the Board of Trustees declared a distribution of $.1875 per Common Share for first quarter of 2005. Simultaneously, the Board of Trustees declared a distribution of $.1875 per operating partnership unit for the same period. Both distributions are payable on April 19, 2005 to holders of record on April 5, 2005.

On February 7, 2005, the Company acquired Fox Lake Crossing, a 99,100 square foot neighborhood shopping center in Fox Lake, Illinois, a suburb of Chicago, Illinois, for approximately $12.3 million in debt and approximately $3.2 million in cash. Simultaneously, the Company purchased approximately 16 acres of contiguous undeveloped land for approximately $2.8 million in cash. In connection with this acquisition, the Company also acquired a tax-increment financing (TIF) receivable for approximately $1.5 million. This receivable will be collected through a percentage of sales taxes generated by the property. The receivable bears interest on the unpaid portion at 7.0% per annum.

On February 1, 2005, the Company’s Board of Trustees authorized the grant of options to purchase a total of 80,000 shares to certain employees under the Company’s 2004 Equity Incentive Plan. The options have a grant date of February 22, 2005 and an option price of $15.16 per share. The options vest over a period of five years and expire 10 years from the grant date.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2004

Note 16.  Subsequent Events (Continued)

On January 26, 2005, the Company acquired 1.0 acre of land adjacent to International Speedway Square for a purchase price of $1.1 million.

On January 11, 2005, the Company contributed $10 million to a joint venture that holds 33 acres of undeveloped land in Estero, Florida. The Company has invested 100% of the capital in this joint venture and is entitled to a 10% preferred return on its capital prior to any other cash distributions. The priority of cash distributions is as follows: (i) to the Company for outstanding cumulative preferred returns; (ii) to the joint venture partners in an amount equal to the income tax owed on current year cumulative profits; (iii) to the Company for its initial capital contribution; and (iv) 40% to the Company and 60% to its partner. The property is currently zoned to permit a retail development of up to 200,000 square feet.

On January 11, 2005, Ultimate Electronics filed for Chapter 11 bankruptcy protection to reorganize its business operations. This tenant operates in two locations in the Company’s portfolio totaling approximately 63,600 square feet at an average base rent of $19.53 per square foot, representing approximately 2.6% of the Company’s total annualized base rent as of December 31, 2004. The tenant continues to operate in both locations and has paid rent for February and March 2005 but there can be no assurance of its ability to pay rent prospectively. The tenant has neither affirmed nor rejected its leases with the Company at these locations; however, on March 24, 2005, it filed with the United States Bankruptcy Court its intent to close the two stores for which it has leases with us. This filing indicates that the store closings are scheduled to occur on or about June 30, 2005.

KITE REALTY GROUP TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development			Gross Carry Amount Close of Period
Property Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built/ Renovated	Year Acquired
Shopping Centers
50th & 12th	$4,695,018	$2,988,158	$2,791,140	$–	$–	$2,988,158	$2,791,140	$5,779,298	$32,543	2004	NA
176th & Meridian	4,265,474	1,900,000	3,067,584	–	–	1,900,000	3,067,584	4,967,584	31,300	2004	NA
82nd & Otty	1,586,756	–	1,933,970	–	–	–	1,933,970	1,933,970	697	2004	NA
Burlington Coat *	–	–	2,218,311	–	–	–	2,218,311	2,218,311	146,736	1992/2000	2000
Cedar Hill Village *	–	1,331,645	5,409,237	–	–	1,331,645	5,409,237	6,740,882	94,840	2002	2004
Circuit City Plaza	6,651,191	1,900,000	5,366,882	–	–	1,900,000	5,366,882	7,266,882	122,502	2004	NA
The Corner	1,926,175	311,217	4,161,910	–	67,032	311,217	4,228,942	4,540,159	1,834,268	1984/2003	1984
Eastgate Pavilion	–	8,921,449	20,785,880	–	–	8,921,449	20,785,880	29,707,329	80,709	1995	2004
Glendale Mall *	–	2,137,550	29,115,064	–	–	2,137,550	29,115,064	31,252,614	5,834,227	1958/2000	1999
Publix at Acworth *	–	1,391,379	8,436,946	–	–	1,391,379	8,436,946	9,828,325	101,349	1997	2004
Shops at Eagle Creek *	–	8,257,760	6,933,825	200,087	144,778	8,457,847	7,078,603	15,536,450	432,380	1998	2003
King’s Lake Square *	–	4,492,000	7,791,052	–	132,805	4,492,000	7,923,857	12,415,857	485,055	1986	2003
Boulevard Crossing	12,660,000	4,162,525	8,326,765	–	–	4,162,525	8,326,765	12,489,290	178,485	2004	NA
Ridge Plaza	16,962,625	4,565,000	17,509,760	–	863,022	4,565,000	18,372,782	22,937,782	1,115,103	2002	2003
Silver Glen Crossings *	–	10,747,172	13,989,872	–	–	10,747,172	13,989,872	24,737,044	472,825	2002	2004
Fishers Station	5,465,766	3,692,807	9,660,380	–	(64,000)	3,692,807	9,596,380	13,289,187	2,031,166	1990	2004
Cedar Hill Plaza	27,264,160	5,734,304	40,008,878	–	–	5,734,304	40,008,878	45,743,182	592,785	2000	2004
Four Corner Square	2,500,000	4,756,990	6,300,029	–	–	4,756,990	6,300,029	11,057,019	–	1995	2004
Wal-Mart Plaza	–	4,880,373	5,050,648	–	(12,637)	4,880,373	5,038,011	9,918,384	187,994	1970/1998	2004
Galleria Plaza *	–	–	7,972,990	–	–	–	7,972,990	7,972,990	136,633	2002	2004
Hamilton Crossing *	–	5,655,189	10,403,797	–	–	5,655,189	10,403,797	16,058,986	199,415	1999	2004
Centre at Panola	4,438,551	1,985,864	8,365,228	–	–	1,985,864	8,365,228	10,351,092	80,151	2002	2004
Sunland Towne Centre	17,719,271	14,612,536	21,174,792	–	–	14,612,536	21,174,792	35,787,328	318,487	1996	2004
Waterford Lakes *	–	2,248,674	7,394,789	–	–	2,248,674	7,394,789	9,643,463	113,236	1997	2004
International Speedway Square	19,923,058	6,560,000	20,925,793	–	–	6,560,000	20,925,793	27,485,793	3,019,258	1999	2000
50 S. Morton	–	100,212	878,705	–	–	100,212	878,705	978,917	253,507	2000	NA
Preston Commons	4,652,591	936,000	2,695,739	–	399,449	936,000	3,095,188	4,031,188	439,956	2002	NA
Whitehall Pike	9,960,453	3,597,857	6,041,940	–	60,427	3,597,857	6,102,367	9,700,224	1,765,513	1998	NA
Stoney Creek Commons *	–	826,881		(3,820)	–	823,061	–	823,061	–	2000	NA
Other	–	4,013,557	16,054,227	–	–	4,013,557	16,054,227	20,067,784	154,047
Total Shopping Centers	140,671,089	112,707,099	300,766,133	196,267	1,590,876	112,903,366	302,357,009	415,260,375	20,255,167
Commercial Properties
IN State Motor Pool	3,819,516	–	4,268,882	–	–	NA	4,268,882	4,268,882	19,231	2004	NA
PEN Products *	–	NA	5,369,382	NA	201,812	NA	5,571,194	5,571,194	246,343	2003	NA
Mid America Clinical Labs *	–	1,100,000	11,695,705	–	82,503	1,100,000	11,778,208	12,878,208	1,016,832	1995/2002-2003	NA
Thirty South	23,240,515	899,446	15,771,390	–	64,999	899,446	15,836,389	16,735,835	1,532,182	1905/1929/2001	2001
Union Station Parking Garage *	–	783,627	2,163,598	–	153,258	783,627	2,316,856	3,100,483	200,966	1986	2001
Total Commercial Properties	27,060,031	2,783,073	39,268,957	–	502,572	2,783,073	39,771,529	42,554,602	3,015,554

(Continued)

KITE REALTY GROUP TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development			Gross Carry Amount Close of Period
Property Name	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built/ Renovated	Year Acquired
Development Properties
Geist Pavilion	863,991	1,300,000	2,063,083	(136,009)	–	1,163,991	2,063,083	3,227,074
Red Bank Commons	–	1,407,119	2,571,389	–	–	1,407,119	2,571,389	3,978,508
Greyhound Commons	–	1,861,277	1,101,249	–	–	1,861,277	1,101,249	2,962,526
Eagle Creek II	850,000	1,965,731	154,826	–	–	1,965,731	154,826	2,120,557
Eagle Creek III	–	942,967	–	–	–	942,967	–	942,967
Weston Park	4,213,845	874,594	760,789	–	–	874,594	760,789	1,635,383
Traders Point **	32,059,000	11,081,458	24,348,063	–	–	11,081,458	24,348,063	35,429,521	91,497	2004	NA
Traders Point II	2,000,000	1,900,000	2,494,192	–	–	1,900,000	2,494,192	4,394,192
Traders Point III	471,000	–	39,573	–	–	–	39,573	39,573
Martinsville Shops	–	–	970,763	–	–	–	970,763	970,763
Cool Creek Commons **	14,951,660	6,205,921	12,058,303	–	–	6,205,921	12,058,303	18,264,224	13,074	2004	NA
KRG Development	–	1,330,100	224,234	–	–	1,330,100	224,234	1,554,334
Total Development Properties	55,409,496	28,869,167	46,786,464	(136,009)	–	28,733,158	46,786,464	75,519,622	104,571
Land Held for Development
Frisco Bridges	–	3,502,635	–	(266,709)	–	3,235,926	–	3,235,926
Huntington Ave.	–	1,100,790	–	–	–	1,100,790	–	1,100,790
Greyhound III	–	187,507	–	–	–	187,507	–	187,507
Spring Mill II	–	100,000	–	–	–	100,000	–	100,000
Zionsville	–	1,600,790	90	–	–	1,600,790	90	1,600,880
Stoney Creek Commons	–	798,000	–	–	–	798,000	–	798,000
Jefferson Morton	–	186,000	–	–	–	186,000	–	186,000
Weston Park	–	2,556,450	–	–	–	2,556,450	–	2,556,450
Martinsville Shops	–	688,783	–	–	–	688,783	–	688,783
Total Land Held for Development	–	10,720,955	90	(266,709)	–	10,454,246	90	10,454,336	–
Line of credit - see *	56,200,000	–	–	–	–	–	–	–	–
Grand Total	$279,340,616	$155,080,294	$386,821,644	$(206,451)	$2,093,448	$154,873,843	$388,915,092	$543,788,935	$23,375,292

*	This property is encumbered under the Company’s line of credit with Wachovia Capital Markets, LLC and Lehman Commercial Paper, Inc. Approximately $56.2 million was outstanding under this line of credit as of December 31, 2004.

**	This property partially opened during 2004.

Kite Realty Group Trust
NOTES TO SCHEDULE III
Real Estate and Accumulated Depreciation

Note 1.  Reconciliation of Investment Properties

The changes in investment properties of the Company and its Predecessor for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Balance, beginning of year	$152,215,128	$54,745,885	$36,460,132
Aquisitions	325,705,031	49,247,383	—
Improvements	67,832,176	48,332,045	19,357,865
Disposals	(1,963,400)	(110,185)	(1,072,112)
Balance, end of year	$543,788,935	$152,215,128	$54,745,885

The unaudited aggregate cost of investment properties for federal tax purposes as of December 31, 2004 was $542,234,601.

Note 2.  Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company and its Predecessor for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Balance, beginning of year	$4,146,121	$2,022,087	$999,076
Aquisitions	11,362,675	—	—
Depreciation and amortization expense	8,936,159	2,145,696	1,023,011
Disposals	(1,069,663)	(21,662)	—
Balance, end of year	$23,375,292	$4,146,121	$2,022,087

Depreciation of investment properties reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	35 years
Building improvements	10–35 years
Tenant improvements	Term of related lease

(b) Exhibit Index:

Exhibit No.	Description	Location
2.1	Contract of Sale, dated April 17, 2004, between Parklane/Cedar Hill, Ltd. and Kite Capital, LLC.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 7, 2004
2.2	Amendment to Contract of Sale, dated April 7, 2004, between Parklane/Cedar Hill, Ltd. and Kite Capital, LLC.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 7, 2004
2.3	Second Amendment to Contract of Sale, dated June 30, 2004, between Parklane/Cedar Hill, Ltd. and KRG Cedar Hill Plaza, LP.	Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 7, 2004
2.4	Third Amendment to Contract of Sale, dated August 2004, between Parklane/Cedar Hill, Ltd. and KRG Cedar Hill Plaza, LP.	Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 7, 2004
2.5	Real Estate Purchase Agreement, dated as of June 23, 2004, between Sunland Towne Centre Associates, Ltd., Del Sol Joint Venture No. 1 and KRG Capital, LLC.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 21, 2004
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
3.2	Amended and Restated Bylaws of the Company, as amended	Filed herewith
4.1	Form of common share certificate	Incorporated by reference to Exhibit 4.1 to the Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004.
10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.2	Agreement and Plan of Merger, dated as of April 5, 2004, by and between the Company, KRG Construction, LLC and Kite Construction, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.3	Amendment to Agreement and Plan of Merger, dated as of August 10, 2004, by and between the Company, KRG Construction, LLC and Kite Construction, Inc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.4	Agreement and Plan of Merger, dated as of April 5, 2004, by and between the Company, KRG Development, LLC and Kite Development Corporation	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.5	Amendment to Agreement and Plan of Merger, dated as of August 10, 2004, by and between the Company, KRG Development, LLC and Kite Development Corporation	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.6	Agreement and Plan of Merger dated as of April 5, 2004 by and between the Company, KRG Realty Advisors, LLC and KMI Realty Advisors, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

Exhibit No.	Description	Location
10.7	Amendment to Agreement and Plan of Merger, dated as of August 10, 2004, by and between the Company, KRG Realty Advisors, LLC and KMI Realty Advisors, Inc.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.8	Employment Agreement, dated as of August 16, 2004, by and between the Company and Alvin E. Kite, Jr. *	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.9	Employment Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite *	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.10	Employment Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan *	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.11	Employment Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink *	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.12	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Alvin E. Kite, Jr. *	Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.13	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite *	Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.14	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan *	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.15	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink *	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite *	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite *	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.18	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan *	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.19	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink *	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.20	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley *	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.21	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith *	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.22	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub *	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.23	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier *	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.24	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss *	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

Exhibit No.	Description	Location
10.25
Contributor Indemnity Agreement, dated August 16, 2004, by and among Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, IV, and Mark Jenkins *
Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.26	Kite Realty Group Trust 2004 Equity Incentive Plan *	Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.27	Kite Realty Group Trust Executive Bonus Plan *	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.28
Option Agreement (Tarpon Spring Plaza), dated as of August 16, 2004, by and among Kite Realty Group, L.P., Brentwood Land Partners, LLC, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite and Thomas K. McGowan
Incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.29	Option Agreement (Erskine Village), dated as of August 16, 2004, by and among Kite Realty Group, L.P., Kite South Bend, LLC, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite and Thomas K. McGowan	Incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.30
Option Agreement (126th Street & Meridian Medical Complex), dated as of August 16, 2004, by and among Kite Realty Group, L.P., Kite 126th Street Medical, LLC, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite and Thomas K. McGowan
Incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.31
Option Agreement (126th Street & Meridian II Medical Complex), dated as of August 16, 2004, by and among Kite Realty Group, L.P., Kite 126th Street Medical II, LLC, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite and Thomas K. McGowan
Incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.32
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, Ken Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.33	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.34	Consulting Agreement, dated August 16, 2004, by and between Kite Realty Group, L.P and Paul W. Kite	Incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

Exhibit No.	Description	Location
10.35
Credit Agreement, dated as of August 31, 2004, by and among Kite Realty Group, L.P., as Borrower, Kite Realty Group Trust, Wachovia Capital Markets, LLC and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Book Runners, Wachovia Bank, National Association, as Agent, Lehman Commercial Paper Inc., as Syndication Agent, and the Financial Institutions signatory thereto, as Lenders.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 7, 2004
10.36
First Amendment to Credit Agreement, dated as of December 15, 2004, by and among Kite Realty Group, L.P., Kite Realty Group Trust, the financial institutions signatory thereto and Wachovia Bank, National Association, as Agent.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 20, 2004
10.37
Contribution Agreement dated as of April 5, 2004 by and among Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis and Mark Jenkins
Incorporated by reference to Exhibit 10.2 to the Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004
10.38	Schedule of 2005 Bonus Benchmarks for Executive Officers *	Filed herewith
10.39	Form of Share Option Agreement under 2004 Equity Incentive Plan *	Filed herewith
10.40	Form of Restricted Share Agreement under 2004 Equity Incentive Plan *	Filed herewith
10.41	Schedule of Non-Employee Trustee Fees and Other Compensation*	Filed herewith
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*	Denotes a management contract or compensatory plan, contract or arrangement.