Form 10-Q
period 2005-03-31
KITE REALTY GROUP TRUST
filed 2005-05-12
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of Common Shares outstanding as of May 9, 2005 was 19,148,267 ($.01 par value)

KITE REALTY GROUP TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

Part I.	Financial Information

Cautionary Note About Forward-Looking Statements

Item 1.	Consolidated and Combined Financial Statements

Consolidated Balance Sheets for the Company as of March 31, 2005 and December 31, 2004

Consolidated and Combined Statements of Operations for the Company for the Three Months ended March 31, 2005 and for Kite Property Group (the Predecessor) for the Three Months Ended March 31, 2004

Consolidated and Combined Statements of Cash Flows for the Company for the Three Months Ended March 31, 2005 and for Kite Property Group (the Predecessor) for the Three Months Ended March 31, 2004

Notes to Consolidated and Combined Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

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

•                                          other factors affecting the real estate industry generally; and

•                                          other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

The Company undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Part I.  Financial Information

Kite Realty Group Trust

Consolidated Balance Sheets

As of March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets:
Investment properties, at cost:
Land	$122,420,039	$115,806,345
Land held for development	14,378,851	10,454,246
Buildings and improvements	397,951,043	365,043,023
Furniture, equipment and other	5,618,115	5,587,052
Construction in progress	65,558,365	52,485,321
	605,926,413	549,375,987
Less: accumulated depreciation	(28,667,384)	(24,133,716)
	577,259,029	525,242,271

Cash and cash equivalents	9,077,218	10,103,176
Tenant receivables, including accrued straight-line rent	8,340,657	5,763,831
Other receivables	5,871,351	7,635,276
Investments in unconsolidated entities, at equity	1,339,202	155,495
Escrow deposits	4,177,290	4,497,337
Deferred costs, net	16,474,800	15,264,271
Prepaid and other assets	1,058,476	1,093,176

Total Assets	$623,598,023	$569,754,833

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$341,684,813	$283,479,363
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	—	837,083
Accounts payable and accrued expenses	22,362,032	23,919,949
Deferred revenue and other liabilities	29,534,863	34,836,430
Minority interest	75,319	59,735

Total liabilities	393,657,027	343,132,560

Commitments and Contingencies

Limited Partners’ interests in operating partnership	70,668,088	68,423,213

Shareholders’ Equity:
Common Shares, $.01 par value, 200,000,000 shares authorized, 19,148,267 shares issued and outstanding	191,483	191,483
Additional paid in capital and other	171,583,636	166,861,507
Unearned compensation	(921,109)	(806,879)
Other comprehensive loss	(165,423)	—
Accumulated deficit	(11,415,679)	(8,047,051)
Total shareholders’ equity	159,272,908	158,199,060

Total Liabilities and Shareholders’ Equity	$623,598,023	$569,754,833

See accompanying notes.

Kite Realty Group Trust and

Kite Property Group (the Predecessor)
Consolidated and Combined Statements of Operations

Three Months Ended March 31, 2005 and 2004

	The Company	The Predecessor
	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Revenue:

Minimum rent	$12,982,991	$3,269,728

Tenant reimbursements	2,640,985	378,780

Other property related revenue	948,500	815,431

Construction and service fee revenue	3,088,976	2,234,421

Other income	12,564	108,563

Total revenue	19,674,016	6,806,923

Expenses:

Property operating	2,834,001	1,074,553

Real estate taxes	1,527,758	380,699

Cost of construction and services	2,908,384	1,608,665

General, administrative, and other	1,165,774	1,138,523

Depreciation and amortization	4,948,683	910,627

Total expenses	13,384,600	5,113,067

Operating income	6,289,416	1,693,856

Interest expense	3,724,442	1,329,982

Minority interest income	(41,019)	(15,988)

Equity in earnings (loss) of unconsolidated entities	75,795	(16,810)

Limited partners’ interest in operating partnership	(785,090)	—

Net income	$1,814,660	$331,076

Basic and diluted income per share	$0.09

Basic weighted average Common Shares outstanding	19,148,267

Diluted weighted average Common Shares outstanding	19,231,484

See accompanying notes.

Kite Realty Group Trust and

Kite Property Group (the Predecessor)
Consolidated and Combined Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

	The Company	The Predecessor
	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash flow from operating activities:
Net income	$1,814,660	$331,076
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	41,019	15,988
Equity in earnings (loss) of unconsolidated entities	(75,795)	16,810
Limited partners’ interest in operating partnership	785,090	—
Straight-line rent	(339,222)	(122,253)
Depreciation and amortization	5,020,285	991,439
Provision for credit losses	147,319	—
Compensation expense for equity awards	50,298	—
Amortization of debt fair value adjustment	(359,386)	—
Amortization of in-place lease liabilities	(938,630)	(109,919)
Changes in assets and liabilities:
Tenant receivables	(2,384,923)	(253,985)
Deferred costs and other assets	(2,126,680)	(1,409,708)
Accounts payable and accrued expenses	1,555,333	5,715,500
Net cash provided by operating activities	3,189,368	5,174,948

Cash flow from investing activities:
Acquisitions of properties	(26,345,608)	—
Capital and construction expenditures, net	(10,642,962)	(14,456,407)
Change in construction payables	(3,750,215)	(11,484)
Distributions received from unconsolidated entities	104,000	154,400
Consolidation of Glendale Mall’s cash as of March 31, 2004	—	108,822
Net cash used in investing activities	(40,634,785)	(14,204,669)

Cash flow from financing activities:
Loan proceeds	59,184,837	13,771,027
Loan transaction costs	(768,098)	(709,043)
Loan payments	(16,788,557)	(3,109,576)
Distributions paid - shareholders	(3,590,300)	—
Distributions paid - unitholders	(1,592,988)	—
Contributions (including minority interest share)	—	417,881
Distributions (including minority interest share)	(25,435)	(2,707,010)
Net cash provided by financing activities	36,419,459	7,663,279

Decrease in cash	(1,025,958)	(1,366,442)

Cash, beginning of period	10,103,176	2,189,478

Cash, end of period	$9,077,218	$823,036

See acccompanying notes.

Kite Realty Group Trust and

Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
March 31, 2005
(Unaudited)

Note 1.  Organization

Kite Realty Group Trust (the “Company” or “REIT”) was organized in Maryland on March 29, 2004 to succeed to the development, acquisition, construction and real estate businesses of Kite Property Group (“the Predecessor”).  The Predecessor was owned by Al Kite, John Kite and Paul Kite (the “Principals”) and certain executives and family members and consisted of the properties, entities and interests contributed to the Company or its subsidiaries by the Principals.  The Company began operations on August 16, 2004 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions.  The IPO consisted of the sale of 16,300,000 shares of common stock sold to the public at $13.00 per share, resulting in net proceeds to the Company of $191.3 million.  The net proceeds were contributed by the Company in exchange for a 67.4% controlling interest in Kite Realty Group, L.P. (the “Operating Partnership”).  A total of 833,267 shares were issued to the principals of the Predecessor in exchange for their interests in certain properties and service companies.  Also, a total of 15,000 restricted shares were awarded to the members of the Company’s Board of Trustees.  On September 14, 2004, the underwriters exercised their over-allotment option to purchase an additional 2,000,000 common shares at $13.00 per share, resulting in additional net proceeds of $24.2 million.   In total, 19,148,267 shares were issued in connection with the Company’s formation and IPO.  In addition, a total of 8,281,882 units of the Operating Partnership were issued to the Principals and third parties in exchange for their interests in certain properties.

As a result of the IPO and related formation transactions, the Company, through the Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, expansion, construction and development of neighborhood and community shopping centers and certain commercial real estate properties.  As of March 31, 2005, 47 of the 49 entities which own properties in which the Company owns interests were consolidated.  The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiaries.

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

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest.  The Company’s weighted average interest in the Operating Partnership for the three months ended March 31, 2005 was 69.8%.  The Company’s interest in the Operating Partnership as of March 31, 2005 was 69.3%.  The Company adjusts the limited partners’ interests in the Operating Partnership at the end of each period to reflect their interest in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  For the three months ended March 31, 2005, the limited partners’ weighted average interest in the Operating Partnership was 30.2% and as of March 31, 2005, their weighted average interest was 30.7%.

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

Note 3.  Earnings Per Share

Earnings per share is calculated based on the weighted average number of shares outstanding during the period.  For the three months ended March 31, 2005, potentially dilutive securities include outstanding stock options and units of limited partnership in the Operating Partnership which may be exchanged for shares.  Stock options are accounted for based on their fair market value at the date of grant.

Note 4.  Comprehensive Income

The following sets forth comprehensive income for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31
	2005	2004
Net income	$1,814,660	$331,076
Other comprehensive loss (1)	(165,423)	—
Comprehensive income	$1,649,237	$331,076

(1) Relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges.

Note 5.  Adoption of FASB Interpretation No. 46R

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).  FIN 46R replaces FASB Interpretation No. 46 which was issued in January 2003.  FIN 46R explains how to identify variable interest entities and how to assess whether to consolidate such entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Prior to the issuance of FIN 46R, a company has generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46R changes that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both.  The provisions of this interpretation are immediately effective for variable interest entities formed after January 31, 2003. For variable interest entities (other than special purpose entities) formed by public entities prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period ending after March 15, 2004. On March 31, 2004 we adopted the provisions of FIN 46R, which resulted in the consolidation of the Glendale Mall joint venture as of that date.  Periods prior to March 31, 2004 were not restated as a result of the adoption of FIN 46R.  As a result of the IPO and related formation transactions, Glendale Mall is wholly owned.  Glendale Mall had net investment property of $35.1 million, debt of $29.4 million, and minority interest of $5.9 million as of March 31, 2004.  The debt was collateralized by the investment property.

Note 6.  Purchase Accounting

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

Note 7.  Acquisition Activity

On March 31, 2005, the Company acquired a 15-acre site located at the southeast corner of I-75 and Immokalee Road in Naples, Florida.  The property was acquired from principals of the Company at an amount equal to the seller’s cost in the project with no profit in exchange for 214,049 units of the Operating Partnership.  The Company plans to develop Tarpon Springs Plaza, a community shopping center that is expected to include approximately 70,000 square feet of retail junior box tenants, 25,000 square feet of retail shops and up to four outparcels.  Separately, Target owns a contiguous 18-acre parcel and plans to construct a 173,800 square foot Super Target store that will shadow anchor the Tarpon Springs Plaza property.

On March 31, 2005, the Company acquired a partially constructed Super K-Mart on a 21.6-acre site in Naperville, Illinois for approximately $9.5 million.  Naperville Marketplace, a planned neighborhood shopping center, will consist of approximately 175,000 square feet of leasable space, anchored by a 70,000 square foot Marsh Supermarket.  Upon completion the Company plans to sell the Marsh Supermarket to a third party.  The remaining space will be filled with junior box retailers and small shops.

On February 7, 2005, the Company acquired Fox Lake Crossing, a 99,100 square foot neighborhood shopping center in Fox Lake, Illinois, a suburb of Chicago, Illinois, for a purchase price of approximately $15.5 million, including approximately $12.3 million in assumed debt.  Simultaneously, the Company purchased approximately 16 acres of contiguous undeveloped land for approximately $2.8 million in cash.  In connection with this acquisition, the Company also purchased a tax-increment financing (TIF) receivable for approximately $1.5 million.  This receivable bears interest on the unpaid portion at 7.0% per annum and is expected to be collected through a percentage of sales taxes generated by the property.  In the accompanying consolidated statements of operations, the operating results of Fox Lake Crossing are included in results of operations from the date of purchase.

On January 11, 2005, the Company contributed $10 million to a joint venture that holds 33 acres of undeveloped land in Estero, Florida.  The Company invested 100% of the capital in this joint venture and is entitled to a 10% preferred return on its capital prior to any other cash distributions.  The priority of cash distributions is as follows: (i) to the Company for outstanding cumulative preferred returns; (ii) to the joint venture partners in an amount equal to the income tax owed on current year cumulative profits; (iii) to the Company for its initial capital contribution; and (iv) 40% to the Company and 60% to its partner.  Upon completion, Estero Town Commons, a planned community shopping center, is expected to contain a total of 173,000 square feet (including 23,000 square feet of non-owned space).

During 2004, the Company acquired and placed in service the following operating retail properties:

Property Name	Location	Acquisition Date	Acquisition Cost (Millions)		Financing Method
Silver Glen Crossings	South Elgin, IL	April 1	$23.4		Debt (8)
Cedar Hill Village	Cedar Hill, TX	June 28	6.8		Debt (8)
Galleria Plaza	Dallas, TX	June 29	6.2		Debt (8)
Wal-Mart Plaza (1)	Gainesville, FL	July 1	8.5		Debt (8)
Eagle Creek Pad 2	Naples, FL	July 7	1.1		Debt (8)
Fishers Station (2)	Fishers, IN	July 23	2.1	(3)	Debt (8)
Hamilton Crossing	Carmel, IN	August 19	15.5		IPO Proceeds
Waterford Lakes	Orlando, FL	August 20	9.1		IPO Proceeds
Publix at Acworth	Acworth, GA	August 20	9.2		IPO Proceeds
Plaza at Cedar Hill	Cedar Hill, TX	August 31	38.6	(4)	IPO Proceeds
Sunland Towne Centre	El Paso, TX	September 16	32.1	(5)	Debt
Centre at Panola	Lithonia, GA	September 30	9.4	(6)	Debt
Marsh Supermarket (7)	Fishers, IN	November 24	5.0		Debt
Eastgate Pavilion	Cincinnati, OH	December 1	27.6		Debt
Four Corner Square	Maple Valley, WA	December 20	10.5		Debt

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

The following table summarizes, on an unaudited pro forma basis, the combined results of operations for the three-month periods ended March 31, 2005 and 2004, respectively, as if the Company’s IPO and its 2004 and 2005 property acquisitions occurred on January 1, 2004:

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)

Pro forma revenues	$20,127,956	$16,551,248

Pro forma net income	$1,836,749	$1,591,123

Pro forma net income per share - basic and diluted	$0.10	$0.08

Pro forma weighted average number of shares outstanding:
- basic	19,148,267	19,148,267
- diluted	19,231,484	19,231,484

In addition, on March 3, 2005, the Company entered into three related purchase and sale agreements for the acquisition of three community shopping centers.  These acquisitions are summarized as follows:

•                  Plaza Volente, a 156,308 square foot shopping center in Austin, Texas for an estimated cash purchase price of $36.1 million;

•                  Indian River Square, a 144,134 square foot shopping center in Vero Beach, Florida for an estimated cash purchase price of $16.4 million; and

•                  Fountain Oaks a 160,598 square foot shopping center in Atlanta, Georgia for an estimated cash purchase price of $26.0 million inclusive of $13.7 million of assumed indebtedness.

The acquisitions of these properties are subject to satisfactory completion of due diligence, satisfaction of other customary and closing conditions and, in the case of the Fountain Oaks Shopping Center, to the lender’s consent to the assumption by the Company of existing indebtedness.  Each of the sellers of the Plaza Volente and Indian River Square properties have the option to terminate the two purchase and sale agreements with the Company if both acquisitions do not simultaneously close (when originally entered into, all three purchase and sale agreements were linked).  We have completed due diligence on these two properties and expect these two acquisitions to close during the second quarter of 2005.  We are continuing our due diligence in connection with the Fountain Oaks property.  There can be no assurance that the conditions to completion of any of the acquisitions will be met or that these acquisitions will in fact be consummated.

As part of its operations as a real estate developer, the Company is a party to certain contracts for the acquisition of development land.

Note 8.  Mortgage and Other Indebtedness

Mortgage and other indebtedness consist of the following at March 31, 2005 and December 31, 2004:

	Balance at
	March 31,	December 31,
	2005	2004

Line of Credit	$84,150,000	$56,200,000

Mortgage Notes Payable - Fixed Rate	166,086,823	152,832,891

Construction Notes Payable - Variable Rate	79,204,487	59,521,968

Mortgage Notes Payable - Variable Rate	8,464,143	10,785,757

Net Premiums on Acquired Debt	3,779,360	4,138,747

Total mortgage and other indebtedness	$341,684,813	$283,479,363

Indebtedness, including weighted average maturities and weighted average interest rates at March 31, 2005 is summarized below:

	March 31, 2005
		Weighted	Weighted
		Average	Average	Percentage
		Maturity	Interest	of
	Amount	(Years)	Rate	Total
Fixed Rate Debt	$166,086,823	6.6	6.64%	49.2%
Floating Rate Debt (Hedged)	50,000,000	2.0	5.63%	14.8%
Total Fixed Rate Debt	216,086,823	5.6	6.40%	64.0%

Variable Rate Debt	171,818,630	2.0	4.61%	50.8%
Floating Rate Debt (Hedged)	(50,000,000)	2.0	-4.33%	-14.8%
Total Variable Rate Debt	121,818,630	1.9	4.73%	36.0%

Net Premiums on Acquired Debt	3,779,360	N/A	N/A	N/A
Total Debt	$341,684,813	4.3	5.80%	100.0%

Mortgage and construction loans are secured by certain real estate, are generally due in monthly installments of interest and principal and mature over various terms through 2022.  Variable interest rates on mortgage and construction loans are based on either LIBOR plus a spread in a range of 165 to 275 basis points or Prime plus 0 to 100 basis points.  Fixed interest rates on mortgage loans range from 5.11% to 14.00%.  The 14% loan is in the amount of $2.6 million and represents a mezzanine loan on the Traders Point property. Excluding this loan, the range of interest rates on fixed rate loans is 5.11% to 8.85%.

During the first quarter of 2005, the Company used proceeds from its line of credit and other borrowings totaling approximately $59 million to acquire Fox Lake Crossing and several development properties, invest in development projects and for general working capital purposes.  In addition, approximately $12.3 million and $4.3 million was assumed in connection with the acquisitions of Fox Lake Crossing and Tarpon Springs Plaza, respectively.  Loan payoffs and scheduled principal payments totaled approximately $13 million.

On August 31, 2004, the Company and the Operating Partnership entered into a three-year, $150 million secured revolving credit agreement with Lehman Commercial Paper, Inc. and Wachovia Bank, N.A.  Borrowings under this facility bear interest at a floating rate of LIBOR plus 135 to 150 basis points, depending on the Company’s leverage ratio and are secured by certain of the Company’s properties.  The Company may extend the facility for one year, provided that no events of default exist and subject to an extension fee of $300,000.  The line of credit has a 0.125% to 0.25% commitment fee applicable to the unused amount at the end of each calendar month.  The amount that the Company may borrow under this facility is dependent on it maintaining a minimum “borrowing base” of properties.  On December 15, 2004, the Company amended certain provisions of the credit facility to permit distributions to our shareholders of up to 105% of our funds from operations in certain circumstances, to amend the financial covenant relating to its minimum implied debt service ratio with respect to the fiscal quarter ending December 31, 2004 and to make a clarifying amendment to its financial covenant relating to its minimum tangible net worth.  As of March 31, 2005, approximately $108 million was available for draw under the facility, of which approximately $84.2 million was outstanding.  There are eight properties available to be added to the borrowing base (upon completion of the lender’s due diligence process) as additional funds are required for potential additional borrowing capacity of approximately $27 million.  This facility will be used principally to fund growth opportunities including acquisitions and development activities.

The credit facility also includes a short-term borrowing line of $20 million available for same day borrowings.  Borrowings under the short-term line may be outstanding for no more than five days.

The following properties are encumbered by the line of credit as of March 31, 2005:  Silver Glen Crossing, Glendale Mall, Mid-America Medical, Hamilton Crossing, Kings Lake Square, Waterford Lakes, Publix at Acworth, PEN Products, Union Station Parking Garage, Galleria Plaza, Cedar Hill Village, Shops at Eagle Creek, Burlington Coat, Eastgate Pavilion and Stoney Creek Commons.

The Company’s ability to borrow under this credit facility will be subject to our ongoing compliance with a number of financial and other covenants, including:

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

Under the facility, the Company is permitted to make distributions to its shareholders, subject to certain limitations, provided that no event of default exists.  If an event of default exists, the Company may only make distributions sufficient to maintain its REIT status.

Note 9.  Derivative Instruments and Hedging Activities

The Company has entered into the following interest rate swaps to hedge variable cash flows associated with existing variable rate debt:

•                  On March 24, 2005, a portion of the line of credit (LIBOR + 1.35%) was hedged by an instrument with a notional amount of $35 million and a fixed interest rate of 5.65% maturing August 1, 2007.

•                  On March 24, 2005, variable rate debt at LIBOR + 1.75% was hedged by an instrument with a notional amount of $15 million and a fixed interest rate of 5.59% maturing May 1, 2006.

At March 31, 2005, derivatives with a fair value of $165,423 were included in other liabilities.  The change in net unrealized loss of $165,423 in 2005 for derivatives designated as cash flow hedges is recorded in shareholders’ equity as other comprehensive loss.  No hedge ineffectiveness on cash flow hedges was recognized during the first quarter of 2005.  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.

The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as hedges.

Note 10.  Shareholders’ Equity

On February 10, 2005, the Board of Trustees declared a distribution of $0.1875 per common share for first quarter of 2005.  Simultaneously, the Board of Trustees declared a distribution of $0.1875 per operating partnership unit for the same period.  Both distributions were paid on April 19, 2005.

On February 1, 2005, the Company’s Board of Trustees authorized the grant of options to purchase a total of 80,000 shares to certain employees under the Company’s 2004 Equity Incentive Plan.  The options have a grant date of February 22, 2005 and an option price of $15.16 per share.  The options vest over a period of five years and expire 10 years from the grant date.

Note 11.  Segment Data

The operations of the Company and its Predecessor are aligned into two business segments: (i) real estate operation and development and (ii) construction and advisory services.  Combined segment data of the Company and its Predecessor for the three months ended March 31, 2005 and 2004 are as follows:

The Company	Real Estate	Construction
Three Months Ended	Operation and	and		Intersegment
March 31, 2005	Development	Advisory Services	Subtotal	Eliminations	Total

Revenues	$16,702,984	$11,655,465	$28,358,449	$(8,684,433)	$19,674,016
Operating expenses, cost of construction and services, general, administrative and other	5,331,338	11,415,457	16,746,795	(8,310,879)	8,435,916
Depreciation and amortization	4,930,326	18,357	4,948,683	—	4,948,683
Operating income (loss)	6,441,320	221,651	6,662,971	(373,554)	6,289,417
Interest expense	3,692,899	31,544	3,724,443	—	3,724,443
Minority interest	(41,019)	—	(41,019)	—	(41,019)
Equity in earnings of unconsolidated entities	75,795	—	75,795	—	75,795
Limited partners’ interests in Operating Partnership	(785,090)	—	(785,090)	—	(785,090)
Net income (loss)	$1,998,107	$190,107	$2,188,214	$(373,554)	$1,814,660

Total assets	$621,833,675	$18,242,994	$640,076,669	$(16,478,646)	$623,598,023

The Predecessor	Real Estate	Construction
Three Months Ended	Operation and	and		Intersegment
March 31, 2004	Development	Advisory Services	Subtotal	Eliminations	Total

Revenues	$4,605,412	$10,301,804	$14,907,216	$(8,100,293)	$6,806,923
Operating expenses, cost of construction and services, general, administrative and other	1,499,529	10,471,954	11,971,483	(7,769,043)	4,202,440
Depreciation and amortization	902,142	885	903,027	7,600	910,627
Operating income (loss)	2,203,741	(171,035)	2,032,706	(338,850)	1,693,856
Interest expense	1,240,723	89,259	1,329,982	—	1,329,982
Minority interest	(15,988)	—	(15,988)	—	(15,988)
Equity in loss of unconsolidated entities	(9,848)		(9,848)	(6,962)	(16,810)
Net income (loss)	$937,182	$(260,294)	$676,888	$(345,812)	$331,076

Total assets	$213,861,910	$18,227,209	$232,089,119	$(8,249,845)	$223,839,274

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

Note 13.  Subsequent Events

On April 21, 2005, a portion of the line of credit (LIBOR + 1.35%) was hedged by an instrument with a notional amount of $15 million and a fixed interest rate of 5.375% maturing August 1, 2007.  The Company designated this transaction as a hedge to effectively fix the interest rate on a portion of its line of credit.

On April 5, 2005, in connection with two pending loan applications with Wachovia Bank, N.A. totaling approximately $42.0 million, the Company entered into forward US Treasury rate locks with Wachovia.  The term of each rate lock is 60 days.  The Company locked the 10-year Treasury at a rate of 5.42%.  In connection with the rate lock agreements, letters of credit in amounts totaling approximately $420,000 were required.  Additional fees may be paid to Wachovia under certain circumstances.

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

Overview

We are a full-service, vertically integrated real estate investment trust focused primarily on the development, construction, acquisition, ownership and operation of high quality neighborhood and community shopping centers in selected growth markets in the United States. We also provide real estate facility management, construction, development and other advisory services to third parties.

As of March 31, 2005, we owned interests in a portfolio of 33 operating retail properties totaling approximately 4.8 million square feet of gross leasable area (including non-owned anchor space) and ten retail properties under development that are expected to contain approximately 1.7 million square feet of gross leasable area (including non-owned anchor space) upon completion. As of March 31, 2005, we also owned interests in five operating commercial properties totaling approximately 663,000 square feet of net rentable area and a related parking garage. In addition, at that date we owned interests in land parcels comprising approximately 65 acres that may be used for expansion of existing properties or future development of new retail or commercial properties.

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

Results of Operations

Acquisition and Development Activities

The comparability of results of operations is significantly affected by our development and acquisition activities in 2005 and 2004 and the effects of the formation transactions related to our IPO.  At March 31, 2005, we owned interests in 39 operating properties (consisting of 33 retail properties, 5 commercial operating properties and a related parking garage) and had 10 properties under development. Of the 49 total properties held at March 31, 2005, two operating properties (Spring Mill Medical and The Centre) were owned through joint ventures and accounted for under the equity method.

During 2004 and 2005, the Company acquired and placed in service the following operating retail properties:

Property Name	Location	AcquisitionDate	Acquisition Cost (Millions)		Financing Method
Silver Glen Crossings	South Elgin, IL	April 1, 2004	$23.4		Debt (8)
Cedar Hill Village	Cedar Hill, TX	June 28, 2004	6.8		Debt (8)
Galleria Plaza	Dallas, TX	June 29, 2004	6.2		Debt (8)
Wal-Mart Plaza (1)	Gainesville, FL	July 1, 2004	8.5		Debt (8)
Eagle Creek Pad 2	Naples, FL	July 7, 2004	1.1		Debt (8)
Fishers Station (2)	Fishers, IN	July 23, 2004	2.1	(3)	Debt (8)
Hamilton Crossing	Carmel, IN	August 19, 2004	15.5		IPO Proceeds
Waterford Lakes	Orlando, FL	August 20, 2004	9.1		IPO Proceeds
Publix at Acworth	Acworth, GA	August 20, 2004	9.2		IPO Proceeds
Plaza at Cedar Hill	Cedar Hill, TX	August 31, 2004	38.6	(4)	IPO Proceeds
Sunland Towne Centre	El Paso, TX	September 16, 2004	32.1	(5)	Debt
Centre at Panola	Lithonia, GA	September 30, 2004	9.4	(6)	Debt
Marsh Supermarket (7)	Fishers, IN	November 24, 2004	5.0		Debt
Eastgate Pavilion	Cincinnati, OH	December 1, 2004	27.6		Debt
Four Corner Square	Maple Valley, WA	December 20, 2004	10.5		Debt
Fox Lake Crossing	Fox Lake, IL	February 7, 2005	15.5		Debt (9)

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

(7)          Part of the Fishers Station property.

(8)          This acquisition was initially financed with debt, which was repaid with proceeds from the Company’s IPO.

(9)          Inclusive of debt assumed of $12.3 million.

The following development properties became operational during 2004 and 2005:

Property Name	MSA	Operational Date
Boulevard Crossing	Kokomo, IN	February 2004
Circuit City Plaza	Ft. Lauderdale, FL	March 2004
50th & 12th	Seattle, WA	August 2004
176th & Meridian	Seattle, WA	August 2004
Traders Point	Indianapolis, IN	October 2004
Cool Creek Commons	Indianapolis, IN	October 2004
82nd & Otty	Portland, OR	November 2004
Indiana State Motor Pool	Indianapolis, IN	November 2004
Weston Park Phase I	Indianapolis, IN	March 2005
Greyhound Commons	Indianapolis, IN	March 2005

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

At March 31, 2004, we owned interests in 19 operating properties (consisting of 14 retail properties, four commercial properties and a related parking garage) and had 13 properties under development. Of the 32 total properties held at March 31, 2004, seven operating properties and two development properties were owned through joint ventures and were accounted for under the equity method.

Comparison of Operating Results for the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Rental income (including tenant reimbursements) increased from $3.6 million in 2004 to $15.6 million in 2005, an increase of $12.0 million or 333%.  Approximately $7.2 million of this increase was attributable to properties acquired in 2004 or 2005, and approximately $2.2 million was attributable to properties that became operational in 2004 and, therefore, had a full quarter of rental income in 2005.  Approximately $1.2 million of the increase reflects the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions, approximately $1.0 million was due to the consolidation of Glendale Mall as of March 31, 2004 and approximately $0.1 million is attributable to properties operating for all of the first quarter of 2005 and 2004.

Other property related revenue primarily consists of parking revenues, lease settlement income and gains on land sales. This category increased from $0.8 million in 2004 to $0.9 million in 2005, an increase of $0.1 million or 13%.  This increase was largely due to gain on the sale of a land parcel in 2005 of $0.7 million, offset by a $0.3 million reduction due to the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease.  We also sold a land parcel in 2004 for a net gain of $0.4 million.

Construction revenue and service fees increased from $2.2 million in 2004 to $3.1 million in 2005, an increase of $0.9 million or 41%.  This increase is due to an increase of $1.4 million in construction contracts with third-party customers, offset by declines in advisory revenue of approximately $0.5 million due to the expiration of several contracts.

Property operating expenses increased from $1.1 million in 2004 to $2.8 million in 2005, an increase of $1.7 million or 155%. Approximately $1.0 million of this increase was attributable to properties acquired in 2004 and 2005, $0.5 million was due to the consolidation of the Glendale Mall property as of March 31, 2004, approximately $0.4 million was attributable to properties that became operational in 2004 and, therefore, had a full quarter of property operating expense in 2005 and approximately $0.1 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions.  Offsetting these increases was a decrease of $0.2 million in expenses incurred at properties operating for all of the first quarter of 2005 and 2004 and a decrease of approximately $0.1 million due to the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease.

Real estate taxes increased from $0.4 million in 2004 to $1.5 million in 2005, an increase of $1.1 million or 275%. Approximately $0.7 million of this increase was attributable to properties acquired in 2004 or 2005, $0.2 million was attributable to properties that became operational in 2004 and, therefore, had a full quarter of real estate tax expense in 2005, $0.1 million was due to the consolidation of the Glendale Mall property as of March 31, 2004 and approximately $0.1 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions and

Cost of construction and services increased from $1.6 million in 2004 to $2.9 million in 2005, an increase of $1.3 million or 81%.  This increase was primarily due to an increase in construction contracts with third-party customers.

Depreciation and amortization expense increased from $0.9 million in 2004 to $4.9 million in 2005, an increase of $4.0 million or 444%. Approximately $2.2 million of the increase was attributable to properties acquired in 2004 and 2005, approximately $0.8 million was due to the consolidation of the Glendale Mall property as of March 31, 2004, $0.5 million was attributable to properties that became operational in 2004 and, therefore, had a full quarter of depreciation and amortization expense in 2005 and $0.4 million was due to the consolidation of properties following our acquisition of the joint venture and minority partners’ interests in connection with our IPO and related formation transactions.

Interest expense increased from $1.3 million in 2004 to $3.7 million in 2005, an increase of $2.4 million, or 185%. Approximately $0.9 million was attributable to properties that became operational in 2004 and, therefore, had a full quarter of interest expense in 2005, approximately $0.8 million of the increase was attributable to properties acquired in 2004 and 2005, approximately $0.7 million was due to increased borrowings on our line of credit used primarily to finance property acquisition activities and approximately $0.4 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions.  These increases were offset by a reduction in interest expense of $0.4 million due to debt prepayments made in connection with our IPO and related formation transactions.

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

On August 31, 2004, we entered into a three-year, $150 million secured revolving credit facility with Wachovia Bank, N.A., an affiliate of Wachovia Capital Markets, LLC, one of the underwriters of our IPO, and Lehman Commercial Paper Inc., an affiliate of Lehman Brothers Inc., another of the underwriters of our IPO.  We may extend the facility for one year, provided that no events of default exist and subject to an extension fee of $300,000.  Borrowings under the facility bear interest at a floating rate of LIBOR plus 135 to 150 basis points, depending on our leverage ratio, and are secured by certain of our properties.  The line of credit has a 0.125% to 0.25% commitment fee applicable to the unused amount at the end of each calendar month.  The amount that we may borrow under the facility will depend on our maintaining a minimum “borrowing base” of properties.  As of March 31, 2005, our borrowing base was approximately $108 million, of which approximately $84.2 million was outstanding.  There are eight properties available to be added to the facility as additional funds are required for potential additional borrowing capacity of approximately $27 million upon completion of the lender’s due diligence process.  This facility will be used principally to fund growth opportunities including acquisitions and development activities.

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

Under the facility, we are permitted to make distributions to our shareholders, with certain limitations, provided that no event of default exists.  If an event of default exists, we may only make distributions sufficient to maintain our REIT status.

The credit facility also includes a short-term borrowing line of $20 million available for same day borrowings.  Borrowings under the short-term line may be outstanding for no more than five days.

During the first quarter of 2005, the Company entered into the following interest rate swaps to hedge variable cash flows associated with existing variable rate debt:

•                  On March 24, 2005, a portion of the line of credit (LIBOR + 1.35%) was hedged by an instrument with a notional amount of $35 million with a fixed interest rate of 5.65% maturing August 1, 2007; and

•                  On March 24, 2005, variable rate debt at LIBOR + 1.75% was hedged by an instrument with a notional amount of $15 million with a fixed interest rate of 5.59% maturing May 1, 2006.

In addition, on April 21, 2005, the Company entered into an interest rate swap to hedge a portion of the line of credit by an instrument with a notional amount of $15 million with a fixed interest rate of 5.375% maturing August 1, 2007.

On April 5, 2005, in connection with two pending loan applications with Wachovia Bank, N.A. totaling approximately $42.0 million, we entered into forward US Treasury rate locks with Wachovia.  The term of each rate lock is 60 days.  We locked the 10-year Treasury at a rate of 5.42%.  In connection with the rate lock agreements, letters of credit in amounts totaling approximately $420,000 were required.  Additional fees may be paid to Wachovia under certain circumstances.

  Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements and other identified risks.  To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  During the first quarter of 2005, such derivatives were used to hedge the variable cash flows associated with certain of our existing variable-rate debt.

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

On January 11, 2005, Ultimate Electronics filed for Chapter 11 bankruptcy protection to reorganize its business operations.  This tenant operates in two locations in the Company’s portfolio totaling approximately 63,600 square feet at an average base rent of $19.53 per square foot, representing approximately 2.4% of the Company’s total annualized base rent as of March 31, 2005.  The tenant continues to operate in both locations and has paid rent for February through May 2005 but there can be no assurance of its ability to pay rent prospectively.  The tenant has neither affirmed nor rejected its leases with the Company at these locations; however, on March 24, 2005, Ultimate Electronics filed with the United States Bankruptcy Court its intent to close the two stores for which it has leases with us.  This filing indicates that the store closings are scheduled to occur on or about June 30, 2005.

On February 21, 2005, Winn-Dixie filed for Chapter 11 bankruptcy protection to reorganize its business operations.  This tenant operates in two locations in the Company’s portfolio totaling approximately 103,400 square feet at an average base rent of $7.80 per square foot, representing approximately 1.6% of the Company’s total annualized base rent as of March 31, 2005.  The tenant continues to operate in both locations and has paid rent for January through May 2005 but there can be no assurance of its ability to pay rent prospectively.  The tenant has neither affirmed nor rejected its leases with the Company at these locations.

The delay or failure of Ultimate Electronics or Winn-Dixie to make payments under their leases, or the rejection by the tenants of all four of the leases under federal bankruptcy laws, could affect our short-term liquidity in the event we are not able to timely identify replacement tenants.  In addition, Winn-Dixie’s termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases.

Our Glendale Mall property in Indianapolis, Indiana has an annualized base rent of approximately $2.5 million as of March 31, 2005, representing approximately 5.3% of our total annualized portfolio revenue.  As of March 31, 2005, Glendale Mall was approximately 79% leased.  We are currently evaluating several strategic alternatives with respect to this property including continuing to lease space in its current configuration and the possibility of redeveloping or selling the property.

The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our operating partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the first quarter of 2005, we incurred approximately $7,000 of costs for recurring capital expenditures and $37,000 of costs for tenant improvements, leasing commissions, all exclusive of amounts incurred under construction loans for our development properties.  We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the revolving credit facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties and payment of indebtedness at maturity. We currently have ten development projects underway that are expected to cost approximately $153 million, of which approximately $97 million had been incurred as of March 31, 2005. In addition, we are actively pursuing the acquisition and development of other properties, which will require additional capital. We do not expect that we will have sufficient funds on hand to meet these long-term cash requirements. We will have to satisfy these needs through either additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions and joint venture transactions.

We believe that we will have access to these sources of capital to fund our long-term liquidity requirements but we cannot assure that this will be the case. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

Cash Flows

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Cash provided by operating activities was $3.2 million for the three months ended March 31, 2005, a decrease of $2.0 million from 2004. Cash provided by operations increased from the addition of eleven properties in connection with and subsequent to our IPO.  This increase was offset by cash used by decreases in accounts payable and accrued expenses between years of $4.2 million and by increases in tenant receivables between years of $2.1 million.

Cash used in investing activities was $40.6 million for the three months ended March 31, 2005, an increase of $26.4 million over 2004.  During the first quarter of 2005, we acquired three properties for an aggregate purchase price of approximately $26.3 million and invested approximately $10.6 million in our development properties compared to approximately $14.5 million in the first quarter of 2004.

Cash provided by financing activities was $36.4 million for the three months ended March 31, 2005, an increase of $28.8 million over 2004.  Proceeds from loan transactions increased from $13.8 million in the first quarter of 2004 to $59.2 million in the first quarter of 2005.  These proceeds were primarily used to finance acquisition and development activity.  Loan payments increased by $13.7 million between years and we paid distributions to shareholders and unitholders totaling $5.2 million in the first quarter of 2005.

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

A reconciliation of net income to FFO for the three months ended March 31 is as follows:

	2005	2004
Net income	$1,814,660	$331,076
Add: Limited Partners’ interests	785,090	—
Add: depreciation and amortization of consolidated entities	4,928,387	909,742
Add: depreciation and amortization of unconsolidated entities	68,212	318,084
Deduct minority interest	(14,684)	—
Add: joint venture partners’ interests in net income (loss) of unconsolidated entities*	—	182,118
Add: joint venture partners’ interests in depreciation and amortization of unconsolidated entities*	—	395,205
Funds From Operations of the Kite Portfolio	7,581,665	2,136,225

Less: minority interest share of depreciation and amortization	—	(252,073)
Less: joint venture partners’ interests in net (income) loss of unconsolidated entities	—	(182,118)
Less: joint venture partners’ interests in depreciation and amortization of unconsolidated entities	—	(395,205)
Less: Limited Partners’ interests	(2,289,562)	—
Funds From Operations allocable to the Company	$5,292,103	$1,306,829

Basic FFO per Share of the Kite Portfolio	$0.28

Diluted FFO per Share of the Kite Portfolio	$0.28

Basic Weighted Average Common Shares and Units Outstanding	27,432,527

Diluted Weighted Average Common Shares and Units Outstanding	27,515,745

* 2004 amounts represent the minority and joint venture partners’ interests acquired in connection with the Company’s IPO and related formation transactions.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates.  Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms.

Market Risk Related to Fixed Rate Debt

We had approximately $341.7 million of outstanding consolidated indebtedness as of March 31, 2005 (inclusive of net premiums on acquired debt of $3.8 million).  During the first quarter of 2005, we entered into interest rate swaps totaling $50 million to hedge variable cash flows associated with existing variable rate debt.  Including the effects of these swaps, our fixed and variable rate debt would have been approximately $216.1 million (64%) and $121.8 million (36%), respectively, of our total debt at March 31, 2005.  Reflecting our interest in unconsolidated debt, our fixed and variable rate debt would have been 65% and 35%, respectively, of our total debt at March 31, 2005.

Based on the amount of our fixed rate debt, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $7.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $7.9 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of March 31, 2005 would increase or decrease our annual cash flow by approximately $1.2 million.

Item 4.  Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, we completed our initial public offering in August 2004 and, in conjunction with being a public company, we have begun the process of reviewing our policies and procedures on internal control over financial reporting in anticipation of the requirement that we comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2005.

Part II.  Other Information

Item 1.    Legal Proceedings

The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business.  None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information.

Not Applicable

Item 6.  Exhibits

Exhibit No.	Description	Location
10.1	Schedule of 2005 Bonus Benchmarks for Executive Officers	Incorporated by reference to Item 10.38 of Kite Realty Group Trust’s Form 10-K for the period ended December 31, 2004
10.2	Schedule of Non-Employee Trustee Fees and Other Compensation	Incorporated by reference to Item 10.41 of Kite Realty Group Trust’s Form 10-K for the period ended December 31, 2004
10.3	Contribution Agreement, dated as of March 31, 2005, by and among Kite Realty Group, L.P., Brentwood Holdings, LLC and Alvin E. Kite, Jr., John A. Kite, Paul W. Kite and Thomas K. McGowan	Incorporated by reference to Item 10.1 of Kite Realty Group Trust’s Form 8-K, dated April 5, 2005
10.4	Purchase and Sale Agreement, dated as of March 3, 2005, by and among Kite Realty Group Trust and U.S. Retail Income Fund VIII-E, Limited Partnership	Filed herewith
10.5	Purchase and Sale Agreement, dated as of March 3, 2005, by and among Kite Realty Group Trust and U.S. Retail Income Fund IV, Limited Partnership	Filed herewith
10.6	Purchase and Sale Agreement, dated as of March 3, 2005, by and among Kite Realty Group Trust and U.S. Retail Income Fund VIII-D, Limited Partnership	Filed herewith
31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

/s/ JOHN A. KITE
John A. Kite
Chief Executive Officer and President
May 12, 2005
(Date)	(Principal Executive Officer)

/s/ DANIEL R. SINK
Daniel R. Sink
Chief Financial Officer
May 12, 2005	(Principal Financial Officer and
(Date)	Principal Accounting Officer)