Form 10-Q/A
period 2005-03-31
KITE REALTY GROUP TRUST
filed 2005-05-26
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A for the quarter ended March 31, 2005 is filed solely for the purpose of filing Exhibits 10.4, 10.5 and 10.6, which were listed as exhibits in Item 6 of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 12, 2005 (the “First Quarter 10-Q”), but were inadvertently not filed.  No change is otherwise made to Part I or Part II of the First Quarter 10-Q.  This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

Item 6.  Exhibits

Exhibit No.	Description	Location
10.1	Schedule of 2005 Bonus Benchmarks for Executive Officers	Incorporated by reference to Item 10.38 of Kite Realty Group Trust’s Form 10-K for the period ended December 31, 2004
10.2	Schedule of Non-Employee Trustee Fees and Other Compensation	Incorporated by reference to Item 10.41 of Kite Realty Group Trust’s Form 10-K for the period ended December 31, 2004
10.3	Contribution Agreement, dated as of March 31, 2005, by and among Kite Realty Group, L.P., Brentwood Holdings, LLC and Alvin E. Kite, Jr., John A. Kite, Paul W. Kite and Thomas K. McGowan	Incorporated by reference to Item 10.1 of Kite Realty Group Trust’s Form 8-K, dated April 5, 2005
10.4	Purchase and Sale Agreement, dated as of March 3, 2005, by and among Kite Realty Group Trust and U.S. Retail Income Fund VIII-E, Limited Partnership.	Filed herewith
10.5	Purchase and Sale Agreement, dated as of March 3, 2005, by and among Kite Realty Group Trust and U.S. Retail Income Fund IV, Limited Partnership.	Filed herewith
10.6	Purchase and Sale Agreement, dated as of March 3, 2005, by and among Kite Realty Group Trust and U.S. Retail Income Fund VIII-D, Limited Partnership.	Filed herewith
31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed as Exhibit 32.1 to Kite Realty Group Trust’s Form 10-Q for the quarter ended March 31, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

/s/ JOHN A. KITE
John A. Kite
Chief Executive Officer and President
May 26, 2005
(Date)	(Principal Executive Officer)

/s/ DANIEL R. SINK
Daniel R. Sink
Chief Financial Officer
May 26, 2005	(Principal Financial Officer and
(Date)	Principal Accounting Officer)