Form 10-Q
period 2005-06-30
KITE REALTY GROUP TRUST
filed 2005-08-11
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of Common Shares outstanding as of August 5, 2005 was 19,148,267 ($.01 par value)

KITE REALTY GROUP TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION

Cautionary Note About Forward-Looking Statements

Item 1.	Consolidated and Combined Financial Statements (Unaudited)

Consolidated Balance Sheets for the Company as of June 30, 2005 and December 31, 2004

Consolidated and Combined Statements of Operations for the Company for the Three Months and Six Months Ended June 30, 2005 and for Kite Property Group (the Predecessor) for the Three Months and Six Months Ended June 30, 2004

Consolidated and Combined Statements of Cash Flows for the Company for the Six Months Ended June 30, 2005 and for Kite Property Group (the Predecessor) for the Six Months Ended June 30, 2004

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

Part I.  FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust

Consolidated Balance Sheets
As of June 30, 2005 and December 31, 2004

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets:
Investment properties, at cost:
Land	$133,133,822	$115,806,345
Land held for development	13,694,540	10,454,246
Buildings and improvements	449,061,821	365,043,023
Furniture, equipment and other	5,677,010	5,587,052
Construction in progress	74,121,262	52,485,321
	675,688,455	549,375,987
Less: accumulated depreciation	(33,500,935)	(24,133,716)
	642,187,520	525,242,271

Cash and cash equivalents	11,319,570	10,103,176
Tenant receivables, including accrued straight-line rent	8,708,028	5,763,831
Other receivables	7,599,219	7,635,276
Investments in unconsolidated entities, at equity	1,397,758	155,495
Escrow deposits	5,268,366	4,497,337
Deferred costs, net	17,866,697	15,264,271
Prepaid and other assets	1,167,346	1,093,176

Total Assets	$695,514,504	$569,754,833

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$409,713,452	$283,479,363
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	—	837,083
Accounts payable and accrued expenses	30,996,558	23,919,949
Deferred revenue and other liabilities	26,442,650	34,836,430
Minority interest	1,177,550	59,735

Total liabilities	468,330,210	343,132,560

Commitments and Contingencies

Limited Partners’ interests in operating partnership	69,745,578	68,423,213

Shareholders’ Equity:
Common Shares, $.01 par value, 200,000,000 shares authorized, 19,148,267 shares issued and outstanding	191,483	191,483
Additional paid in capital and other	173,279,424	166,861,507
Unearned compensation	(811,168)	(806,879)
Other comprehensive loss	(372,995)	—
Accumulated deficit	(14,848,028)	(8,047,051)
Total shareholders’ equity	157,438,716	158,199,060

Total Liabilities and Shareholders’ Equity	$695,514,504	$569,754,833

See accompanying notes.

Kite Realty Group Trust and

Kite Property Group (the Predecessor)

Consolidated and Combined Statements of Operations
Three Months and Six Months Ended June 30, 2005 and 2004

	The Company	The Predecessor	The Company	The Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenue:

Minimum rent	$13,798,825	$4,901,039	$26,781,815	$8,170,768

Tenant reimbursements	2,864,558	625,585	5,505,544	1,004,365

Other property related revenue	407,589	576,264	1,356,089	1,391,696

Construction and service fee revenue	5,590,667	1,811,005	8,679,643	4,045,426

Other income (loss), net	79,894	(34,893)	92,459	73,669

Total revenue	22,741,533	7,879,000	42,415,550	14,685,924

Expenses:

Property operating	2,483,552	1,739,007	5,251,058	2,813,560

Real estate taxes	1,905,146	847,791	3,432,906	1,228,490

Cost of construction and services	4,390,955	1,240,376	7,299,339	3,373,782

General, administrative, and other	1,277,102	738,483	2,509,370	1,352,264

Depreciation and amortization	5,485,927	1,542,273	10,434,610	2,452,900

Total expenses	15,542,682	6,107,930	28,927,283	11,220,996

Operating income	7,198,851	1,771,070	13,488,267	3,464,928

Interest expense	4,742,869	2,138,985	8,467,311	3,468,968

Minority interest income	(51,930)	(56,055)	(92,949)	(72,043)

Equity in earnings of unconsolidated entities	126,556	42,508	202,351	25,698

Limited partners’ interest in operating partnership	(779,669)	—	(1,564,759)	—

Net income (loss)	$1,750,939	$(381,462)	$3,565,599	$(50,385)

Basic income per share	$0.09		$0.19

Diluted income per share	$0.09		$0.19

Basic weighted average Common Shares outstanding	19,148,267		19,148,267

Diluted weighted average Common Shares outstanding	19,262,581		19,262,822

See accompanying notes.

Kite Realty Group Trust and

Kite Property Group (the Predecessor)
Consolidated and Combined Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004

	The Company	The Predecessor
	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Cash flow from operating activities:
Net income (loss)	$3,565,599	$(50,385)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	92,949	72,043
Equity in earnings of unconsolidated entities	(202,351)	(25,698)
Limited partners’ interest in Operating Partnership	1,564,759	—
Straight-line rent	(538,869)	(221,865)
Depreciation and amortization	11,067,970	2,747,128
Provision for credit losses	198,865	915,705
Compensation expense for equity awards	172,428	—
Amortization of debt fair value adjustment	(718,773)	—
Amortization of in-place lease liabilities	(1,801,488)	(273,968)
Changes in assets and liabilities:
Tenant receivables	(2,604,193)	(835,271)
Deferred costs and other assets	(5,956,329)	(3,786,264)
Accounts payable and accrued expenses	3,748,780	17,446,709
Net cash provided by operating activities	8,589,347	15,988,134

Cash flow from investing activities:
Acquisitions of properties	(85,302,651)	(36,257,303)
Capital and construction expenditures, net	(22,452,995)	(34,553,580)
Change in construction payables	1,029,286	(2,222,862)
Distributions received from unconsolidated entities	172,000	365,180
Consolidation of Glendale Mall’s cash as of March 31, 2004	—	108,822
Net cash used in investing activities	(106,554,360)	(72,559,743)

Cash flow from financing activities:
Loan proceeds	137,138,439	75,546,621
Loan transaction costs	(1,188,388)	(263,118)
Loan payments	(26,354,134)	(9,865,358)
Distributions paid - shareholders	(7,180,600)	—
Distributions paid - unitholders	(3,185,975)	—
Contributions (including minority interest share)	—	417,881
Distributions (including minority interest share)	(47,935)	(8,008,067)
Net cash provided by financing activities	99,181,407	57,827,959

Increase in cash	1,216,394	1,256,350

Cash, beginning of period	10,103,176	2,189,478

Cash, end of period	$11,319,570	$3,445,828

See acccompanying notes.

Kite Realty Group Trust and

Kite Property Group (the Predecessor)

Notes to Consolidated and Combined Financial Statements
June 30, 2005
(Unaudited)

Note 1.  Organization

Kite Realty Group Trust (the “Company” or “REIT”) was organized in Maryland on March 29, 2004 to succeed to the development, acquisition, construction and real estate businesses of Kite Property Group (“the Predecessor”).  The Predecessor was owned by Al Kite, John Kite and Paul Kite (the “Principals”) and certain executives and family members and consisted of the properties, entities and interests contributed to the Company or its subsidiaries by the Principals.  The Company began operations on August 16, 2004 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions.  The IPO consisted of the sale of 16,300,000 shares of common stock sold to the public at $13.00 per share, resulting in net proceeds to the Company of $191.3 million.  The net proceeds were contributed by the Company in exchange for a 67.4% controlling interest in Kite Realty Group, L.P. (the “Operating Partnership”).  A total of 833,267 shares were issued to the principals of the Predecessor in exchange for their interests in certain properties and service companies.  Also, a total of 15,000 restricted shares were awarded to the non-employee members of the Company’s Board of Trustees.  On September 14, 2004, the underwriters exercised their over-allotment option to purchase an additional 2,000,000 common shares at $13.00 per share, resulting in additional net proceeds of $24.2 million.  In total, 19,148,267 shares were issued in connection with the Company’s formation and IPO.  In addition, a total of 8,281,882 units of the Operating Partnership were issued to the Principals and third parties in exchange for their interests in certain properties.

As a result of the IPO and related formation transactions, the Company, through the Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, expansion, construction and development of neighborhood and community shopping centers and certain commercial real estate properties.  As of June 30, 2005, 52 of the 54 entities which own properties in which the Company owns interests were consolidated.  The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiaries.

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

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest.  The Company’s weighted average interest in the Operating Partnership for the three months and six months ended June 30, 2005 was 69.3% and 69.5%, respectively.  The Company’s interest in the Operating Partnership as of June 30, 2005 was 69.3%.  The Company adjusts the limited partners’ interests in the Operating Partnership at the end of each period to reflect their interest in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  For the three months and six months ended June 30, 2005, the limited partners’ weighted average interest in the Operating Partnership was 30.7% and 30.5%, respectively.  As of June 30, 2005, the limited partners’ interest was 30.7%.

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of June 30, 2005 and for the three months and six months ended June 30, 2005 and 2004 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

Certain reclassifications of prior period amounts were made to conform to the 2005 presentation.  These reclassifications had no effect on net income previously reported.

Note 3.  Earnings Per Share

Earnings per share is calculated based on the weighted average number of shares outstanding during the period.  For the three months and six months ended June 30, 2005, potentially dilutive securities include outstanding stock options and units of limited partnership in the Operating Partnership which may be exchanged for shares.  Stock options are accounted for based on their fair market value at the date of grant.  Expense related to stock options was approximately $98,000 and $148,000 for the three and six months ended June 30, 2005, respectively.

Note 4.  Comprehensive Income

The following sets forth comprehensive income for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income (loss)	$1,750,939	$(381,462)	$3,565,599	$(50,385)
Other comprehensive loss (1)	(207,572)	—	(372,995)	—
Comprehensive income (loss)	$1,543,367	$(381,462)	$3,192,604	$(50,385)

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

Note 6.  Acquisition Activity

On May 16, 2005, the Company completed the acquisition of two shopping centers under previously announced purchase agreements for a total acquisition of approximately $52.4 million.  The Company purchased Plaza Volente, a 156,308 square foot neighborhood shopping center in Austin, TX, for approximately $35.9 million, and Indian River Square, a 144,246 square foot community shopping center in Vero Beach, FL, for approximately $16.5 million.

                To fund a portion of the purchase price of these properties, the Company borrowed approximately $42 million at a fixed interest rate of 5.42% for a term of ten years.  Approximately $10.4 million of the purchase price for these properties was funded under the Company’s existing revolving credit facility.  The purchase price allocation to assets and liabilities is preliminary and is subject to adjustment during the following year.

During 2004 and the first quarter of 2005, the Company acquired and placed in service the following operating retail properties:

Property Name	Location	Acquisition Date	Acquisition Cost		Financing Method
			(Millions)
Silver Glen Crossings	South Elgin, IL	April 1, 2004	$23.4		Debt (9)
Cedar Hill Village	Cedar Hill, TX	June 28, 2004	6.8		Debt (9)
Galleria Plaza	Dallas, TX	June 29, 2004	6.2		Debt (9)
Wal-Mart Plaza (1)	Gainesville, FL	July 1, 2004	8.5		Debt (9)
Eagle Creek Pad 2	Naples, FL	July 7, 2004	1.1		Debt (9)
Fishers Station (2)	Fishers, IN	July 23, 2004	2.1	(3)	Debt (9)
Hamilton Crossing	Carmel, IN	August 19, 2004	15.5		IPO Proceeds
Waterford Lakes	Orlando, FL	August 20, 2004	9.1		IPO Proceeds
Publix at Acworth	Acworth, GA	August 20, 2004	9.2		IPO Proceeds
Plaza at Cedar Hill	Cedar Hill, TX	August 31, 2004	38.6	(4)	IPO Proceeds
Sunland Towne Centre	El Paso, TX	September 16, 2004	32.1	(5)	Debt
Centre at Panola	Lithonia, GA	September 30, 2004	9.4	(6)	Debt
Marsh Supermarket (7)	Fishers, IN	November 24, 2004	5.0		Debt
Eastgate Pavilion	Cincinnati, OH	December 1, 2004	27.6		Debt
Four Corner Square	Maple Valley, WA	December 20, 2004	10.5		Debt
Fox Lake Crossing	Fox Lake, IL	February 7, 2005	15.5	(8)	Debt

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

(7)          Part of the Fishers Station property.

(8)          Inclusive of debt assumed of $12.3 million.

(9)   This acquisition was initially financed with debt, which was repaid with proceeds from the Company’s IPO.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations for the three months and six months ended June 30, 2005 and 2004 as if the Company’s IPO and its 2004 and 2005 property acquisitions occurred on January 1, 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Pro forma revenues	$23,435,629	$17,847,736	$44,700,464	$34,685,855

Pro forma net income	$1,661,193	$852,135	$3,286,551	$2,508,138

Pro forma net income per share - basic and diluted	$0.09	$0.04	$0.17	$0.13

Pro forma weighted average number of shares outstanding:
- basic	19,148,267	19,148,267	19,148,267	19,148,267
- diluted	19,262,581	19,262,581	19,262,822	19,262,822

In connection with purchase and sale agreements for the acquisition of Indian River Square and Plaza Volente, the Company simultaneously entered into a purchase and sale agreement for the acquisition of Fountain Oaks, a 160,598 square foot shopping center in Atlanta, Georgia for an estimated cash purchase price of $26.0 million inclusive of $13.7 million of assumed indebtedness.  The acquisition of Fountain Oaks is subject to satisfactory completion of due diligence, satisfaction of other customary and closing conditions and to the lender’s consent to the assumption by the Company of existing indebtedness.  We are continuing our due diligence in connection with the Fountain Oaks property.  There can be no assurance that the conditions to completion of this acquisition will be met or that this acquisition will in fact be consummated.

Note 7.  Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at June 30, 2005 and December 31, 2004:

	Balance at
	June 30,	December 31,
	2005	2004

Line of Credit	$95,250,000	$56,200,000

Mortgage Notes Payable - Fixed Rate	206,500,743	152,832,891

Construction Notes Payable - Variable Rate	97,905,215	59,521,968

Mortgage Notes Payable - Variable Rate	6,637,520	10,785,757

Net Premiums on Acquired Debt	3,419,974	4,138,747

Total mortgage and other indebtedness	$409,713,452	$283,479,363

Indebtedness, including weighted average maturities and weighted average interest rates at June 30, 2005 are summarized below:

	June 30, 2005
		Weighted	Weighted
		Average	Average	Percentage
		Maturity	Interest	of
	Amount	(Years)	Rate	Total
Fixed Rate Debt	$206,500,743	7.1	6.35%	51%
Floating Rate Debt (Hedged)	65,000,000	1.8	5.57%	16%
Total Fixed Rate Debt	271,500,743	5.9	6.17%	67%

Variable Rate Debt	199,792,735	1.7	5.06%	49%
Floating Rate Debt (Hedged)	(65,000,000)	(1.8)	-4.78%	-16%
Total Variable Rate Debt	134,792,735	1.6	5.19%	33%

Net Premiums on Acquired Debt	3,419,974	N/A	N/A	N/A
Total Debt	$409,713,452	4.5	5.84%	100%

Mortgage and construction loans are secured by certain real estate, are generally due in monthly installments of interest and principal and mature over various terms through 2022.  Variable interest rates on mortgage and construction loans are based on either Prime or LIBOR plus a spread in a range of 165 to 275 basis points.  Fixed interest rates on mortgage loans range from 5.11% to 14.00%.  The 14% loan is in the amount of $1.6 million and represents a mezzanine loan on the Traders Point property.  Excluding this loan, the range of interest rates on fixed rate loans is 5.11% to 8.85%.  On July 1, 2005, the Company repaid the balance of the 14% loan.

During the second quarter of 2005, the Company used proceeds from its line of credit and other borrowings totaling approximately $17 million to acquire Indian River Square and Plaza Volente and several development properties, invest in development projects and for general working capital purposes.  Loan payoffs and scheduled principal payments totaled approximately $10 million.

On June 30, 2005, the Company amended its $150 million revolving credit facility entered into with Wachovia Bank, N.A. and Lehman Commercial Paper, Inc., which included changes to how the Company’s borrowing base is calculated, and the inclusion of additional properties to the Company’s borrowing base.  Borrowings under the amended facility bear interest at a floating rate of LIBOR plus 135 to 160 basis points, depending on the Company’s leverage ratio.  As of June 30, 2005, the Company’s borrowing base was approximately $128.5 million, of which approximately $33.3 million was available for additional borrowings.  There are eight properties available to be added to the borrowing base (upon completion of the lender’s due diligence process) as additional funds are required for potential additional borrowing capacity of approximately $20 million.

The following properties are encumbered by the revolving credit facility as of June 30, 2005: Silver Glen Crossing, Glendale Mall, Mid-America Medical, Hamilton Crossing, Kings Lake Square, Waterford Lakes, Publix at Acworth, PEN Products, Union

Station Parking Garage, Galleria Plaza, Cedar Hill Village, Shops at Eagle Creek, Burlington Coat, Eastgate Pavilion, Four Corner Square and Stoney Creek Commons.

As of June 30, 2005, the Company had entered into letters of credit totaling approximately $1.8 million.

Note 8.  Derivative Instruments and Hedging Activities

On April 21, 2005, a portion of the line of credit (LIBOR + 1.35%) was hedged by an instrument with a notional amount of $15 million and a fixed interest rate of 5.375% maturing August 1, 2007.  The Company designated this transaction as a hedge to effectively fix the interest rate on a portion of its revolving credit facility.

At June 30, 2005, derivatives with a fair value of $372,995 were included in other liabilities.  The change in net unrealized loss for the three months and six months ended June 30, 2005 of $207,572 and $372,995, respectively, for derivatives designated as cash flow hedges is recorded in shareholders’ equity as other comprehensive loss.  No hedge ineffectiveness on cash flow hedges was recognized during the second quarter of 2005.  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.

The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as hedges.

Note 9.  Shareholders’ Equity

On May 13, 2005, the Board of Trustees declared a distribution of $0.1875 per common share for second quarter of 2005.  Simultaneously, the Board of Trustees declared a distribution of $0.1875 per operating partnership unit for the same period.  Both distributions were paid on July 19, 2005.

On May 5, 2005, the Company’s Board of Trustees authorized the grant of options to purchase a total of 20,000 shares to an employee under the Company’s 2004 Equity Incentive Plan.  The options have a grant date of May 9, 2005 and an option price of $14.68 per share.  The options vest over a period of five years and expire 10 years from the grant date.

Note 10.  Segment Data

The operations of the Company and its Predecessor are aligned into two business segments: (i) real estate operation and development and (ii) construction and advisory services.  Combined segment data of the Company and its Predecessor for the six months ended June 30, 2005 and 2004 are as follows:

	Real Estate	Construction
Six Months Ended	Operation and	and		Intersegment
June 30, 2005	Development	Advisory Services	Subtotal	Eliminations	Total

Revenues	$30,712,236	$23,772,644	$54,484,880	$(12,069,330)	$42,415,550
Operating expenses, cost of construction and services, general, administrative and other	7,372,493	23,199,547	30,572,040	(12,079,367)	18,492,673
Depreciation and amortization	10,393,406	41,204	10,434,610	—	10,434,610
Operating income	12,946,337	531,893	13,478,230	10,037	13,488,267
Interest expense	8,467,090	134,325	8,601,415	(134,104)	8,467,311
Minority interest	(92,949)	—	(92,949)	—	(92,949)
Equity in earnings of unconsolidated entities	202,351	—	202,351	—	202,351
Limited partners’ interests in Operating Partnership	(1,564,759)	—	(1,564,759)	—	(1,564,759)
Net income	$3,023,890	$397,568	$3,421,458	$144,141	$3,565,599

Total assets	$685,772,053	$28,349,078	$714,121,131	$(18,606,627)	$695,514,504

	Real Estate	Construction
Six Months Ended	Operation and	and		Intersegment
June 30, 2004	Development	Advisory Services	Subtotal	Eliminations	Total

Revenues	$7,239,240	$24,716,651	$31,955,891	$(17,269,967)	$14,685,924
Operating expenses, cost of construction and services, general, administrative and other	541,660	24,979,998	25,521,658	(16,753,562)	8,768,096
Depreciation and amortization	2,448,666	4,234	2,452,900	—	2,452,900
Operating income (loss)	4,248,914	(267,581)	3,981,333	(516,405)	3,464,928
Interest expense	3,420,676	48,292	3,468,968	—	3,468,968
Minority interest	(72,043)	—	(72,043)	—	(72,043)
Equity in loss of unconsolidated entities	25,698	—	25,698	—	25,698
Net income (loss)	$781,893	$(315,873)	$466,020	$(516,405)	$(50,385)

Total assets	$272,104,671	$23,241,461	$295,346,132	$(8,804,139)	$286,541,993

Note 11.  Commitments and Contingencies

The Company is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company.

Note 12.  Subsequent Events

On July 29, 2005, the Company contributed approximately $4.0 million to a joint venture that owns 82 acres of undeveloped land in Crowne Point, Indiana.  In addition, approximately 123,000 units of the Operating Partnership were issued to the joint venture partner in exchange for its 50% interest in the property.  The first 36 acres of the Beacon Hill Shopping Center project will be an approximate 161,000 square foot community shopping center to be developed at an estimated cost of approximately $17 million.  The remaining 46 adjacent acres will be available for future expansion.

On August 1, 2005, the Company acquired approximately 15.4 acres in Naples, Florida for $5.3 million.  The Company plans to lease the property to a big box retailer.

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

As of June 30, 2005, we owned interests in a portfolio of 36 operating retail properties totaling approximately 5.4 million square feet of gross leasable area (including non-owned anchor space) and 12 retail properties under development that are expected to contain approximately 1.9 million square feet of gross leasable area (including non-owned anchor space) upon completion. As of June 30, 2005, we also owned interests in five operating commercial properties totaling approximately 663,000 square feet of net rentable area and a related parking garage. In addition, at that date we owned interests in land parcels comprising approximately 65 acres that may be used for expansion of existing properties or future development of new retail or commercial properties.

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

Results of Operations

Acquisition and Development Activities

The comparability of results of operations is significantly affected by our development and acquisition activities in 2005 and 2004 and the effects of the formation transactions related to our IPO.  At June 30, 2005, we owned interests in 42 operating properties (consisting of 36 retail properties, 5 commercial operating properties and a related parking garage) and had 12 properties under development. Of the 54 total properties held at June 30, 2005, two operating properties (Spring Mill Medical and The Centre) were owned through joint ventures and accounted for under the equity method.

During 2004 and 2005, the Company acquired and placed in service the following operating retail properties:

Property Name	Location	Acquisition Date	Acquisition Cost		Financing Method
			(Millions)
Silver Glen Crossings	South Elgin, IL	April 1, 2004	$23.4		Debt (8)
Cedar Hill Village	Cedar Hill, TX	June 28, 2004	6.8		Debt (8)
Galleria Plaza	Dallas, TX	June 29, 2004	6.2		Debt (8)
Wal-Mart Plaza (1)	Gainesville, FL	July 1, 2004	8.5		Debt (8)
Eagle Creek Pad 2	Naples, FL	July 7, 2004	1.1		Debt (8)
Fishers Station (2)	Fishers, IN	July 23, 2004	2.1	(3)	Debt (8)
Hamilton Crossing	Carmel, IN	August 19, 2004	15.5		IPO Proceeds
Waterford Lakes	Orlando, FL	August 20, 2004	9.1		IPO Proceeds
Publix at Acworth	Acworth, GA	August 20, 2004	9.2		IPO Proceeds
Plaza at Cedar Hill	Cedar Hill, TX	August 31, 2004	38.6	(4)	IPO Proceeds
Sunland Towne Centre	El Paso, TX	September 16, 2004	32.1	(5)	Debt
Centre at Panola	Lithonia, GA	September 30, 2004	9.4	(6)	Debt
Marsh Supermarket (7)	Fishers, IN	November 24, 2004	5.0		Debt
Eastgate Pavilion	Cincinnati, OH	December 1, 2004	27.6		Debt
Four Corner Square	Maple Valley, WA	December 20, 2004	10.5		Debt
Fox Lake Crossing	Fox Lake, IL	February 7, 2005	15.5	(9)	Debt
Indian River Square	Vero Beach, FL	May 16, 2005	16.5	(10)	Debt
Plaza Volente	Austin, TX	May 16, 2005	35.9	(11)	Debt

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

(10)    Inclusive of $13.3 million of new debt and $3.2 million of borrowings under the revolving credit facility incurred in connection with the acquisition.

(11)    Inclusive of $28.7 million of new debt and $7.2 million of borrowings under the revolving credit facility incurred in connection with the acquisition.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations for the three months and six months ended June 30, 2005 and 2004 as if the Company’s IPO and its 2004 and 2005 property acquisitions occurred on January 1, 2004, This pro forma financial information does not purport to project the Company’s results of operations for any future period.:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Pro forma revenues	$23,435,629	$17,847,736	$44,700,464	$34,685,855

Pro forma net income	$1,661,193	$852,135	$3,286,551	$2,508,138

Pro forma net income per share - basic and diluted	$0.09	$0.04	$0.17	$0.13

Pro forma weighted average number of shares outstanding:
- basic	19,148,267	19,148,267	19,148,267	19,148,267
- diluted	19,262,581	19,262,581	19,262,822	19,262,822

The following development properties became operational or partially operational during 2004 and 2005:

Property Name	MSA	Operational Date
Boulevard Crossing	Kokomo, IN	February 2004
Circuit City Plaza	Ft. Lauderdale, FL	March 2004
50th & 12th	Seattle, WA	August 2004
176th & Meridian	Seattle, WA	August 2004
Traders Point	Indianapolis, IN	October 2004
Cool Creek Commons	Indianapolis, IN	October 2004
82nd & Otty	Portland, OR	November 2004
Indiana State Motor Pool	Indianapolis, IN	November 2004
Weston Park Phase I	Indianapolis, IN	March 2005
Greyhound Commons	Indianapolis, IN	March 2005
Martinsville Shops	Martinsville, Indiana	June 2005
Red Bank Commons	Evansville, Indiana	June 2005

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

At June 30, 2004, we owned interests in 22 operating properties (consisting of 17 retail properties, four commercial properties and a related parking garage) and had 13 properties under development. Of the 35 total properties held at June 30, 2004, six operating properties and two development properties were owned through joint ventures and were accounted for under the equity method.

Comparison of Operating Results for the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

Rental income (including tenant reimbursements) increased from $5.5 million in 2004 to $16.7 million in 2005, an increase of

$11.2 million or 204%.  Approximately $7.5 million of this increase was attributable to properties acquired in 2004 or 2005, approximately $2.3 million was attributable to properties that became operational or partially operational in 2004 or 2005 and, therefore, had incremental rental income in 2005.  Approximately $1.2 million of the increase reflects the consolidation of properties following our acquisition of joint venture partners’ interests in connection with our IPO and related formation transactions.  Approximately $0.2 million of the increase is due to temporary ground lease payments under a license agreement.

Other property related revenue primarily consists of parking revenues, lease settlement income and gains on land sales. This category decreased from $0.6 million in 2004 to $0.4 million in 2005, a decrease of $0.2 million or 33%. The conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease resulted in a decrease of $0.3 million in this category.  This decrease was offset by a gain of $0.2 million from the sale of land development rights.

Construction revenue and service fees increased from $1.8 million in 2004 to $5.6 million in 2005, an increase of $3.8 million or 211%.  This increase is due to an increase of $3.4 million in construction contracts with third-party customers, and $0.8 million in third-party development-related fees, offset by declines in advisory revenue of approximately $0.4 million due to the expiration of several contracts.

Property operating expenses increased from $1.7 million in 2004 to $2.5 million in 2005, an increase of $0.8 million or 47%.  Approximately $0.9 million of this increase was attributable to properties acquired in 2004 and 2005, approximately $0.2 million was attributable to properties that became operational or partially operational in 2005 and 2004 and, therefore, had incremental property operating expense in 2005 and approximately $0.1 million was due to the consolidation of properties following our acquisition of joint venture partners’ interests in connection with our IPO and related formation transactions.  Offsetting these increases was a decrease of $0.3 million in expenses incurred at properties operating for all of the second quarter of 2005 and 2004 and a decrease of approximately $0.1 million due to the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease.

Real estate taxes increased from $0.8 million in 2004 to $1.9 million in 2005, an increase of $1.1 million or 138%. Approximately $1.0 million of this increase was attributable to properties acquired in 2004 or 2005, approximately $0.2 million was attributable to properties that became operational or partially operational in 2005 and 2004 and, therefore, had incremental real estate tax expense in 2005 and approximately $0.1 million was due to the consolidation of properties following our acquisition of joint venture partners’ interests in connection with our IPO and related formation transactions.  Offsetting these increases was a $0.2 million decrease in property taxes at properties that were fully operational in both years.

Cost of construction and services increased from $1.2 million in 2004 to $4.4 million in 2005, an increase of $3.2 million or 267%.  This increase was primarily due to an increase in construction contracts with third-party customers.

General and administrative expenses increased from $0.7 million in 2004 to $1.3 million in 2005, an increase of $0.6 million or 86%.  This increase is due to incremental costs associated with operating as a public company.

Depreciation and amortization expense increased from $1.5 million in 2004 to $5.5 million in 2005, an increase of $4.0 million or 267%. Approximately $2.4 million of the increase was attributable to properties acquired in 2004 and 2005, approximately $0.6 million was attributable to properties that became operational or partially operational in 2005 or 2004 and, therefore, had incremental depreciation and amortization expense in 2005.  Approximately $0.4 million was attributable to properties that were fully operational in both years, primarily as a result of the write off of fixed assets as a result of tenant terminations.  Approximately $0.4 million of the increase was due to the consolidation of properties following our acquisition of joint venture and minority partners’ interests in connection with our IPO and related formation transactions.

Interest expense increased from $2.1 million in 2004 to $4.7 million in 2005, an increase of $2.6 million, or 124%. Approximately $1.2 million was attributable to properties that became operational or partially operational in 2005 or 2004 and, therefore, had incremental interest expense in 2005, approximately $0.7 million of the increase was attributable to properties acquired in 2004 and 2005, approximately $1.0 million was due to increased borrowings on our revolving credit facility used primarily to finance property acquisition and land development activities and for working capital requirements, approximately $0.7 million was attributable to properties that were fully operational during both years and approximately $0.4 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions.  These increases were offset by a reduction in interest expense of $1.2 million due to debt prepayments made in connection with our IPO and related formation transactions.

Comparison of Operating Results for the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

Rental income (including tenant reimbursements) increased from $9.2 million in 2004 to $32.3 million in 2005, an increase of $23.1 million or 251%.  Approximately $14.7 million of this increase was attributable to properties acquired in 2004 or 2005, approximately $4.4 million was attributable to properties that became operational or partially operational in 2004 or 2005 and, therefore, had incremental rental income in 2005.  Approximately $2.4 million of the increase reflects the consolidation of properties following our acquisition of joint venture partners’ interests in connection with our IPO and related formation transactions and approximately $0.3 million is due to temporary ground lease payments under a license agreement.  Rental income from properties that were fully operational in both years increased $0.7 million, primarily due to the consolidation of Glendale Mall as of March 31, 2004.  Approximately $0.3 million of the increase from properties fully operational in both years is due the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease.

Other property related revenue primarily consists of parking revenues, lease settlement income and gains on land sales. This category was $1.4 million in both 2005 and 2004.  In 2005, the Company realized a gain from the sale of an outlot of $0.7 million and a gain of $0.2 million from the sale of land development rights.  The conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease resulted in a decrease of $0.6 million.  We also sold a land parcel in 2004 for a net gain of $0.4 million.

Construction revenue and service fees increased from $4.0 million in 2004 to $8.7 million in 2005, an increase of $4.7 million or 118%.  This increase is due to an increase of $4.8 million in construction contracts with third-party customers and $0.8 million in development-related fees, offset by declines in advisory revenue of approximately $0.9 million due to the expiration of several contracts.

Property operating expenses increased from $2.8 million in 2004 to $5.3 million in 2005, an increase of $2.5 million or 89%.  Approximately $1.9 million of this increase was attributable to properties acquired in 2004 and 2005, approximately $0.5 million was attributable to properties that became operational or partially operational in 2005 and 2004 and, therefore, had incremental property operating expense in 2005 and approximately $0.3 million was due to the consolidation of properties following our acquisition of joint venture partners’ interests in connection with our IPO and related formation transactions.  Offsetting these increases was a decrease of $0.2 million in expenses incurred at properties that were fully operational in both years, primarily due to the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease.

Real estate taxes increased from $1.2 million in 2004 to $3.4 million in 2005, an increase of $2.2 million or 183%. Approximately $1.7 million of this increase was attributable to properties acquired in 2004 or 2005, $0.4 million was attributable to properties that became operational or partially operational in 2005 and 2004 and, therefore, had incremental real estate tax expense in 2005 and approximately $0.2 million was due to the consolidation of properties following our acquisition of joint venture partners’ interests in connection with our IPO and related formation transactions.  Offsetting these increases was a $0.1 million decrease in property taxes at properties that were fully operational in both years.

Cost of construction and services increased from $3.4 million in 2004 to $7.3 million in 2005, an increase of $3.9 million or 115%.  This increase was primarily due to an increase in construction contracts with third-party customers.

General and administrative expenses increased from $1.4 million in 2004 to $2.5 million in 2005, an increase of $1.1 million or 79%.  This increase is due to incremental costs associated with operating as a public company.

Depreciation and amortization expense increased from $2.5 million in 2004 to $10.4 million in 2005, an increase of $7.9 million or 316%. Approximately $4.6 million of the increase was attributable to properties acquired in 2004 and 2005, $1.1 million was attributable to properties that became operational or partially operational in 2005 or 2004 and, therefore, had incremental depreciation and amortization expense in 2005.  Approximately $1.2 million was attributable to properties that were fully operational in both years, primarily as a result of the consolidation of Glendale Mall as of March 31, 2004 and the write off of fixed assets as a result of tenant terminations at this property.  Approximately $0.8 million of the increase was due to the consolidation of properties following our acquisition of joint venture and minority partners’ interests in connection with our IPO and related formation transactions.

Interest expense increased from $3.5 million in 2004 to $8.5 million in 2005, an increase of $5.0 million, or 143%. Approximately $2.0 million was attributable to properties that became operational or partially operational in 2005 or 2004 and, therefore, had incremental interest expense in 2005, approximately $1.5 million of the increase was attributable to properties acquired in 2004 and 2005, approximately $1.7 million was due to increased borrowings on our revolving credit facility used primarily to finance property acquisition activities and for working capital requirements, approximately $1.1 million was attributable to properties that were fully operational during both years, of which $0.3 million is attributable to the consolidation of Glendale Mall as of March 31, 2004 and approximately $0.8 million was due to the consolidation of properties following our acquisition of joint venture partners’ interests in connection with our IPO and related formation transactions.  These increases were offset by a reduction in interest expense of $2.0 million due to debt prepayments made in connection with our IPO and related formation transactions.

Liquidity and Capital Resources

As of June 30, 2005, the Company had cash on hand of $11.3 million.

On June 30, 2005, the Company amended its $150 million revolving credit facility entered into with Wachovia Bank, N.A. and Lehman Commercial Paper, Inc., which included changes to how the Company’s borrowing base is calculated, and the inclusion of additional properties to the Company’s borrowing base.  Borrowings under the amended facility bear interest at a floating rate of LIBOR plus 135 to 160 basis points, depending on the Company’s leverage ratio.  As of June 30, 2005, the Company’s borrowing base was approximately $128.5 million, of which approximately $33.3 million was available for additional borrowings.  There are eight properties available to be added to the borrowing base (upon completion of the lender’s due diligence process) as additional funds are required for potential additional borrowing capacity of approximately $20 million.

On April 21, 2005, the Company entered into an interest rate swap to hedge a portion of the line of credit by an instrument with a notional amount of $15 million with a fixed interest rate of 5.375% maturing August 1, 2007.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements and other identified risks.  To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  During the second quarter of 2005, such derivatives were used to hedge the variable cash flows associated with certain of our existing variable-rate debt.

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

In January 2005, Ultimate Electronics filed for Chapter 11 bankruptcy protection to reorganize its business operations.  During the second quarter of 2005 this tenant notified the Company of its intent to reject its leases with the Company at Cedar Hill Village (effective May 31, 2005) and at Galleria Plaza (effective June 30, 2005).  As of June 30, 2005, this tenant occupied approximately 63,600 square feet at an average base rent of $19.53 per square foot, representing approximately 2.4% of the Company’s total annualized base rent as of March 31, 2005.

On February 21, 2005, Winn-Dixie filed for Chapter 11 bankruptcy protection to reorganize its business operations.  This tenant operates in two locations in the Company’s portfolio totaling approximately 103,400 square feet at an average base rent of $7.80 per square foot, representing approximately 1.5% of the Company’s total annualized base rent as of June 30, 2005.  The tenant continues to operate in both locations and has paid rent through June 2005 but there can be no assurance of its ability to pay rent prospectively.  As of June 30, 2005, Winn-Dixie had not announced plans to close the stores at either of the Company’s properties, nor had it rejected either lease.

The delay or failure of Winn-Dixie to make payments under its leases, its rejection of both of the leases under federal bankruptcy laws or a delay or failure in re-tenanting the spaces formerly occupied by Ultimate Electronics, could affect our short-term liquidity in the event we are not able to timely identify a replacement tenant.  In addition, Winn-Dixie’s termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases.

Our Glendale Mall property in Indianapolis, Indiana has an annualized base rent of approximately $2.5 million as of June 30, 2005, representing approximately 5.0% of our total annualized base rent.  As of June 30, 2005, Glendale Mall was approximately 84% leased.  We are currently evaluating several strategic alternatives with respect to this property including continuing to lease space in its current configuration and the possibility of redeveloping or selling the property.

The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our operating partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the first six months of 2005, we incurred approximately $346,000 of costs for recurring capital expenditures and $214,000 of costs for tenant improvements, leasing commissions, all exclusive of amounts incurred under construction loans for our development properties.  We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the revolving credit facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties and payment of indebtedness at maturity. We currently have 12 development projects underway that are expected to cost approximately $176 million, of which approximately $117 million had been incurred as of June 30, 2005. In addition, we are actively pursuing the acquisition and development of other properties, which will require additional capital. We do not expect that we will have sufficient funds on hand to meet these long-term cash requirements. We will have to satisfy these needs through either additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions and joint venture transactions.

We believe that we will have access to these sources of capital to fund our long-term liquidity requirements but we cannot assure that this will be the case. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

Cash Flows

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

Cash provided by operating activities was $8.6 million for the six months ended June 30, 2005, a decrease of $7.4 million from 2004. Cash provided by operations increased from the addition of eleven properties in connection with and subsequent to our IPO.  This increase was offset by cash used by decreases in the changes in accounts payable and accrued expenses between years of $13.7 million and by increases in the changes in tenant receivables and deferred costs between years totaling $3.9 million.

Cash used in investing activities was $106.6 million for the six months ended June 30, 2005, an increase of $34.0 million compared to 2004.  During the first six months of 2005, we acquired three operating properties for an aggregate purchase price of approximately $85.3 million, approximately $49 million more than was invested in property acquisitions in same period of the prior year.  We invested approximately $22.5 million in our development properties compared to approximately $34.6 million in the first six months of 2004.

Cash provided by financing activities was $99.2 million for the six months ended June 30, 2005, an increase of $41.4 million compared to 2004.  Proceeds from loan transactions increased from $75.5 million in the first six months of 2004 to $137.1 million in the first six months of 2005.  These proceeds were primarily used to finance acquisition and development activity.  Loan payments increased by $16.5 million between years and we paid distributions to shareholders and unitholders totaling $10.4 million in the first six months of 2005.

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

A reconciliation of net income to FFO for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Funds From Operations:

Net income (loss)	$1,750,939	$(381,462)	$3,565,599	$(50,385)
Add: Limited Partners’ interests	779,669	—	1,564,759	—
Add: depreciation and amortization of consolidated entities	5,465,019	1,542,273	10,393,406	2,452,900
Add: depreciation and amortization of unconsolidated entities	79,465	98,754	148,631	364,750
Deduct: minority interest	(14,684)	56,055	(29,368)	72,043
Add: joint venture partners’ interests in net income of unconsolidated entities*	—	38,594	—	179,180
Add: joint venture partners’ interests in depreciation and amortization of unconsolidated entities*	—	166,737	—	500,707
Funds From Operations of the Kite Portfolio	8,060,408	1,520,951	15,643,027	3,519,195

Less: minority interest	—	(56,055)	—	(72,043)
Less: minority interest share of depreciation and amortization	—	(441,976)	—	(656,449)
Less: joint venture partners’ interests in net income of unconsolidated entities	—	(38,594)	—	(179,180)
Less: joint venture partners’ interests in depreciation and amortization of unconsolidated entities	—	(166,737)	—	(500,707)
Less: Limited Partners’ interests	(2,474,545)	—	(4,771,123)	—
Funds From Operations allocable to the Company	$5,585,863	$817,589	$10,871,904	$2,110,816

Basic FFO per Share of the Kite Portfolio	$0.29		$0.57

Diluted FFO per Share of the Kite Portfolio	$0.29		$0.57

Basic weighted average Common Shares and Units outstanding	27,644,198		27,538,947

Diluted weighted average Common Shares and Units outstanding	27,758,512		27,653,503

*                 2004 amounts represent the minority and joint venture partners’ interests acquired in connection with the Company’s initial public offering and related formation transactions.

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

Market Risk Related to Fixed Rate Debt

We had approximately $409.7 million of outstanding consolidated indebtedness as of June 30, 2005 (inclusive of net premiums on acquired debt of $3.4 million).  During the first six months of 2005, we entered into interest rate swaps totaling $65 million to hedge variable cash flows associated with existing variable rate debt.  Including the effects of these swaps, our fixed and variable rate debt would have been approximately $271.5 million (67%) and $134.8 million (33%), respectively, of our total consolidated debt at June 30, 2005.  Reflecting our interest in unconsolidated debt, our fixed and variable rate debt would have been 68% and 32%, respectively, of our total debt at June 30, 2005.

Based on the amount of our fixed rate debt, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $10.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $10.9 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of June 30, 2005 would increase or decrease our annual cash flow by approximately $1.3 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, we completed our initial public offering in August 2004 and, in conjunction with being a public company, we have begun the process of reviewing our policies and procedures on internal control over financial reporting in anticipation of the requirement that we comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2005.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The 2005 annual meeting of shareholders for Kite Realty Group Trust was held on May 13, 2005.  The sole matter acted on was the election of seven trustees to serve a one-year term expiring at the 2006 annual meeting of shareholders.  Each of the nominees as listed in the Company’s proxy statement was elected.  The number of shares voted for or withheld as to each nominee was as follows:

Nominee	For	Withheld

Alvin E. Kite, Jr.	16,996,065	257,617
John A. Kite	16,992,165	261,517
William E. Bindley	16,735,373	518,309
Dr. Richard A. Cosier	16,938,981	314,701
Eugene Golub	16,747,073	506,609
Gerald L. Moss	9,622,875	7,630,807
Michael L. Smith	14,684,916	2,568,766

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

Exhibit No.	Description	Location
10.1	Third Amendment to Credit Agreement, dated as of June 30, 2005, by and among Kite Realty Group, L.P., Kite Realty Group Trust,	Incorporated by reference to Exhibit 10.1 of Kite Realty Group Trust’s Form 8-K, dated

	the financial institutions signatory thereto, as Lenders, and Wachovia Bank, National Association, as Agent	June 30, 2005

10.2*	Schedule of Non-Employee Trustee Fees and Other Compensation	Filed herewith**

31.1*	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2*	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Filed herewith

** Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

/s/ John A. Kite
John A. Kite
August 11, 2005	Chief Executive Officer and President
(Date)	(Principal Executive Officer)

/s/ Daniel R. Sink
Daniel R. Sink
Chief Financial Officer
August 11, 2005	(Principal Financial Officer and
(Date)	Principal Accounting Officer)