Form 10-Q
period 2005-09-30
KITE REALTY GROUP TRUST
filed 2005-11-14
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The number of Common Shares outstanding as of November 2, 2005 was 28,554,117 ($.01 par value)

KITE REALTY GROUP TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION

Cautionary Note About Forward-Looking Statements

Item 1.	Consolidated and Combined Financial Statements

Consolidated Balance Sheets for the Company as of September 30, 2005 and December 31, 2004

Consolidated and Combined Statements of Operations for the Company for the Three Months ended September 30, 2005 and for the period from August 16, 2004 through September 30, 2004 and for Kite Property Group (“the Predecessor”) for the period from July 1, 2004 through August 15, 2004

Consolidated and Combined Statements of Operations for the Company for the Nine Months ended September 30, 2005 and for the period from August 16, 2004 through September 30, 2004 and for the Predecessor for the period from January 1, 2004 through August 15, 2004

Consolidated and Combined Statements of Cash Flows for the Company for the Nine Months Ended September 30, 2005 and 2004

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

Part I.  FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust

Consolidated Balance Sheets

As of September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets:
Investment properties, at cost:
Land	$153,829,567	$115,806,345
Land held for development	21,159,604	10,454,246
Buildings and improvements	453,198,740	365,043,023
Furniture, equipment and other	5,752,447	5,587,052
Construction in progress	72,443,798	52,485,321
	706,384,156	549,375,987
Less: accumulated depreciation	(38,495,999)	(24,133,716)
	667,888,157	525,242,271

Cash and cash equivalents	14,130,941	10,103,176
Tenant receivables, including accrued straight-line rent, net of allowance for bad debts	9,815,446	5,763,831
Other receivables	7,641,308	7,635,276
Investments in unconsolidated entities, at equity	1,384,144	155,495
Escrow deposits	9,838,934	4,497,337
Deferred costs, net	17,392,668	15,264,271
Prepaid and other assets	1,971,618	1,093,176

Total Assets	$730,063,216	$569,754,833

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$434,658,748	$283,479,363
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	—	837,083
Accounts payable and accrued expenses	38,119,946	23,919,949
Deferred revenue and other liabilities	27,064,211	34,836,430
Minority interest	3,621,127	59,735

Total liabilities	503,464,032	343,132,560

Commitments and contingencies

Limited Partners’ interests in operating partnership	70,245,717	68,423,213

Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 19,154,117 shares and 19,148,267 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	191,541	191,483
Additional paid in capital and other	168,039,894	164,532,227
Unearned compensation	(707,426)	(806,879)
Other comprehensive loss	(228,612)	—
Accumulated deficit	(10,941,930)	(5,717,771)
Total shareholders’ equity	156,353,467	158,199,060

Total Liabilities and Shareholders’ Equity	$730,063,216	$569,754,833

See accompanying notes.

Kite Realty Group Trust and

Kite Property Group (the Predecessor)
Consolidated and Combined Statements of Operations

Three Months Ended September 30, 2005 and 2004

(unaudited)

	The Company		The Predecessor
		Period	Period
	Three Months Ended	August 16, 2004	July 1, 2004
	September 30,	through	through
	2005	September 30, 2004	August 15, 2004

Revenue:

Minimum rent	$14,628,482	$4,406,584	$2,875,839

Tenant reimbursements	2,405,152	765,427	535,097

Other property related revenue	2,409,900	72,864	160,791

Construction and service fee revenue	4,916,774	1,862,122	1,211,775

Other income, net	57,758	16,920	36,009

Total revenue	24,418,066	7,123,917	4,819,511

Expenses:

Property operating	2,961,408	1,138,909	1,146,826

Real estate taxes	1,634,920	605,807	367,089

Cost of construction and services	4,355,163	1,848,166	1,031,378

General, administrative, and other	1,112,313	579,938	350,051

Depreciation and amortization	5,568,967	1,687,928	1,131,390

Total expenses	15,632,771	5,860,748	4,026,734

Operating income	8,785,295	1,263,169	792,777

Interest expense	5,176,658	1,273,814	1,359,807

Loan prepayment penalties and expenses	—	1,671,449	—

Income tax expense of taxable REIT subsidiary	197,800	—	—

Minority interest (income) loss	(623,574)	(23,650)	286,930

Equity in earnings of unconsolidated entities	76,385	52,914	138,106

Limited Partners’ interest in operating partnership	(881,407)	499,033	—

Net income (loss)	$1,982,241	$(1,153,797)	$(141,994)

Basic income (loss) per share	$0.10	$(0.06)

Diluted income (loss) per share	$0.10	$(0.06)

Weighted average Common Shares outstanding - basic	19,151,910	17,800,441
Weighted average Common Shares outstanding - diluted	19,289,737	17,800,441

See accompanying notes.

Kite Realty Group Trust and

Kite Property Group (the Predecessor)
Consolidated and Combined Statements of Operations

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	The Company		The Predecessor
		Period	Period
	Nine Months Ended	August 16, 2004	January 1, 2004
	September 30,	through	through
	2005	September 30, 2004	August 15, 2004

Revenue:

Minimum rent	$41,410,297	$4,406,584	$11,046,605

Tenant reimbursements	7,910,696	765,427	1,662,576

Other property related revenue	3,765,989	72,864	1,373,503

Construction and service fee revenue	13,596,417	1,862,122	5,257,201

Other income, net	150,217	16,920	110,819

Total revenue	66,833,616	7,123,917	19,450,704

Expenses:

Property operating	8,212,466	1,138,909	4,130,747

Real estate taxes	5,067,826	605,807	1,595,578

Cost of construction and services	11,620,017	1,848,166	4,405,160

General, administrative, and other	3,621,683	579,938	1,477,112

Depreciation and amortization	16,003,577	1,687,928	3,584,290

Total expenses	44,525,569	5,860,748	15,192,887

Operating income	22,308,047	1,263,169	4,257,817

Interest expense	13,643,969	1,273,814	4,828,888

Loan prepayment penalties and expenses	—	1,671,449	—

Income tax expense of taxable REIT subsidiary	232,285	—	—

Minority interest (income) loss	(716,523)	(23,650)	214,887

Equity in earnings of unconsolidated entities	278,736	52,914	163,804

Limited Partners’ interest in operating partnership	(2,446,166)	499,033	—

Net income (loss)	$5,547,840	$(1,153,797)	$(192,380)

Basic income (loss) per share	$0.29	$(0.06)

Diluted income (loss) per share	$0.29	$(0.06)

Weighted average Common Shares outstanding - basic	19,149,495	17,800,441
Weighted average Common Shares outstanding - diluted	19,262,229	17,800,441

See accompanying notes.

Kite Realty Group Trust and

Kite Property Group (the Predecessor)
Consolidated and Combined Statements of Cash Flows

Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	The Company	The Predecessor
	Nine Months Ended September 30,
	2005	2004

Cash flow from operating activities:
Net income (loss)	$5,547,840	$(1,346,177)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest income (loss)	716,523	(191,237)
Equity in earnings of unconsolidated entities	(278,736)	(216,718)
Limited Partners’ interest in Operating Partnership	2,446,166	(499,033)
Distributions of income from unconsolidated entities	246,793	315,059
Straight-line rent	(1,438,253)	(366,061)
Depreciation and amortization	16,478,258	5,272,218
Provision for credit losses	293,186	255,978
Compensation expense for equity awards	276,228	6,094
Amortization of debt fair value adjustment	(1,078,158)	(359,386)
Amortization of in-place lease liabilities	(2,650,049)	(848,561)
Changes in assets and liabilities:
Tenant receivables	(2,906,549)	(1,257,961)
Deferred costs and other assets	(12,723,830)	(2,791,172)
Accounts payable and accrued expenses	4,027,286	8,659,132
Net cash provided by operating activities	8,956,705	6,632,175

Cash flow from investing activities:
Acquisitions of properties	(95,415,362)	(110,452,207)
Acquisition of joint venture and outside minority interest	—	(12,704,577)
Capital and construction expenditures, net	(36,592,822)	(55,053,596)
Change in construction payables	7,954,310	6,734,678
Distributions of capital from unconsolidated entities	15,207	212,006
Consolidation of acquired joint venture and outside minority interests’ cash	—	665,604
Consolidation of Glendale Mall’s cash as of March 31, 2004	—	108,822
Net cash used in investing activities	(124,038,667)	(170,489,270)

Cash flow from financing activities:
Offering proceeds, net of issuance costs	—	215,495,311
Loan proceeds	165,150,893	123,635,697
Loan transaction costs	(1,319,594)	(2,697,702)
Loan payments	(29,061,907)	(162,352,560)
Distributions paid - shareholders	(10,707,756)	—
Distributions paid - unitholders	(4,801,974)	—
Contributions (including minority interest share)	—	2,550,694
Distributions (including minority interest share)	(149,935)	(11,792,896)
Net cash provided by financing activities	119,109,727	164,838,544

Increase in cash and cash equivalents	4,027,765	981,449

Cash and cash equivalents, beginning of period	10,103,176	2,189,478

Cash and cash equivalents, end of period	$14,130,941	$3,170,927

See acccompanying notes.

Kite Realty Group Trust and

Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
September 30, 2005
(Unaudited)

Note 1.  Organization

Kite Realty Group Trust (the “Company” or “REIT”) was organized in Maryland on March 29, 2004 to succeed to the development, acquisition, construction and real estate businesses of Kite Property Group (“the Predecessor”).  The Predecessor was owned by Al Kite, John Kite and Paul Kite (the “Principals”) and certain executives and family members and consisted of the properties, entities and interests contributed to the Company or its subsidiaries by the Principals.  The Company began operations on August 16, 2004 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions.  The IPO consisted of the sale of 16,300,000 common shares to the public at $13.00 per share, resulting in net proceeds to the Company of $191.3 million.  The net proceeds were contributed by the Company in exchange for a 67.4% controlling interest in Kite Realty Group, L.P. (the “Operating Partnership”).  A total of 833,267 shares were issued to the Principals and an executive of the Predecessor in exchange for their interests in certain properties and service companies.  Also, a total of 15,000 restricted shares were awarded to the non-employee members of the Company’s Board of Trustees.  On September 14, 2004, the underwriters exercised their over-allotment option to purchase an additional 2,000,000 common shares at $13.00 per share, resulting in additional net proceeds of $24.2 million.   In total, 19,148,267 shares were issued in connection with the Company’s formation and IPO.  In addition, a total of 8,281,882 units of the Operating Partnership were issued to the Principals and third parties in exchange for their interests in certain properties.

As a result of the IPO and related formation transactions, the Company, through the Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, expansion, construction and development of neighborhood and community shopping centers and certain commercial real estate properties.  As of September 30, 2005, we consolidated 54 of the 56 entities that own properties in which we own interests.  The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiaries.

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

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest.  The Company’s weighted average interest in the Operating Partnership for the three months and nine months ended September 30, 2005 was 69.1% and 69.4%, respectively.  The Company’s interest in the Operating Partnership as of September 30, 2005 was 69.0%.  The Company adjusts the limited partners’ interests in the Operating Partnership at the end of each period to reflect their interest in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  For the three months and nine months ended September 30, 2005, the limited partners’ weighted average interest in the Operating Partnership was 30.9% and 30.6%, respectively.  As of September 30, 2005, the limited partners’ interest was 31.0%.

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of September 30, 2005 and for the three months and nine months ended September 30, 2005 and 2004 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

Certain reclassifications of prior period amounts were made to conform to the 2005 presentation.  These reclassifications had no effect on net income previously reported.

Note 3.  Earnings Per Share

Basic earnings per share is calculated based on the weighted average number of shares outstanding during the period.  Diluted earnings per share is determined based on the weighted average number of shares outstanding combined with the incremental average shares that would have been outstanding assuming all potentially dilutive shares were converted into common shares as of the earliest date possible.  Share options are accounted for based on their fair market value at the date of grant.  Expense related to share options was approximately $73,000 and $221,000 for the three and nine months ended September 30, 2005, respectively.  The following table sets forth the computation for our basic and diluted earnings per share.

		For the		For the
		period from		period from
	For the	August 16, 2004	For the	August 16, 2004
	three months ended	through	nine months ended	through
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Weighted Average Common Shares Outstanding - Basic	19,151,910	17,800,441	19,149,495	17,800,441
Effect of outstanding stock options	137,827	—	112,734	—
Weighted Average Shares Outstanding - Diluted	19,289,737	17,800,441	19,262,229	17,800,441

Potential dilutive securities include outstanding share options and units of limited partnership of the Operating Partnership which may be exchanged for shares under certain circumstances.  The only potentially dilutive securities that had a dilutive effect for the three and nine months ended September 30, 2005 were outstanding share options.  The outstanding share options did not have a dilutive effect in 2004 as the Company recorded a net loss.

Note 4.  Comprehensive Income

The following sets forth comprehensive income for the three and nine months ended September 30, 2005 and 2004:

	Company Three months ended September 30, 2005	Company Period August 16, 2004 through September 30, 2004	Predecessor Period July 1, 2004 through August 15, 2004	Company Nine months ended September 30, 2005	Company Period August 16, 2004 through September 30, 2004	Predecessor Period January 1, 2004 through August 15, 2004
Net income (loss)	$1,982,241	$(1,153,797)	$(141,994)	$5,547,840	$(1,153,797)	$(192,380)
Other comprehensive income (loss)(1)	144,383	—	—	(228,612)	—	—
Comprehensive income (loss)	$2,126,624	$(1,153,797)	$(141,994)	$5,319,228	$(1,153,797)	$(192,380)

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

Note 6.  Acquisition Activity

During 2004 and the first nine months of 2005, the Company acquired and placed in service the following operating retail properties:

Property Name	Location	Acquisition Date	Acquisition Cost		Financing Method
			(Millions)
Silver Glen Crossings	South Elgin, IL	April 1, 2004	$23.4		Debt (9)
Cedar Hill Village	Cedar Hill, TX	June 28, 2004	6.8		Debt (9)
Galleria Plaza	Dallas, TX	June 29, 2004	6.2		Debt (9)
Wal-Mart Plaza (1)	Gainesville, FL	July 1, 2004	8.5		Debt (9)
Eagle Creek Pad 2	Naples, FL	July 7, 2004	1.1		Debt (9)
Fishers Station (2)	Fishers, IN	July 23, 2004	2.1	(3)	Debt (9)
Hamilton Crossing	Carmel, IN	August 19, 2004	15.5		IPO Proceeds
Waterford Lakes	Orlando, FL	August 20, 2004	9.1		IPO Proceeds
Publix at Acworth	Acworth, GA	August 20, 2004	9.2		IPO Proceeds
Plaza at Cedar Hill	Cedar Hill, TX	August 31, 2004	38.6	(4)	IPO Proceeds
Sunland Towne Centre	El Paso, TX	September 16, 2004	32.1	(5)	Debt
Centre at Panola	Lithonia, GA	September 30, 2004	9.4	(6)	Debt
Marsh Supermarket (7)	Fishers, IN	November 24, 2004	5.0		Debt
Eastgate Pavilion	Cincinnati, OH	December 1, 2004	27.6		Debt
Four Corner Square	Maple Valley, WA	December 20, 2004	10.5		Debt
Fox Lake Crossing	Fox Lake, IL	February 7, 2005	15.5	(8)	Debt
Plaza Volente	Austin, TX	May 16, 2005	35.9	(10)	Debt
Indian River Square	Vero Beach, FL	May 16, 2005	16.5	(11)	Debt

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

(10) Inclusive of $28.7 million of new debt and $7.2 million of borrowings under the Company’s revolving credit facility incurred in connection with the acquisition.

(11) Inclusive of $13.3 million of new debt and $3.2 million of borrowings under the Company’s revolving credit facility incurred in connection with the acquisition.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations for the three months and nine months ended September 30, 2005 and 2004 as if the Company’s IPO and its 2004 and 2005 property acquisitions occurred on January 1, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Pro forma revenues	$24,418,066	$16,912,173	$69,118,530	$48,673,429

Pro forma net income	$1,982,241	$828,902	$5,126,008	$3,527,640

Pro forma net income per share (basic and diluted) (1)	$0.10	$0.04	$0.27	$0.18

Pro forma weighted average
number of shares outstanding :
- basic	19,151,910	19,148,267	19,149,495	19,148,267
- diluted	19,289,737	19,148,267	19,262,229	19,148,267

(1)  Pro forma net income for the three- and nine-months ended September 30, 2004 excludes one-time costs of approximately $1.7 million incurred in connection with the Company’s initial public offering in August 2004.

Note 7.  Mortgage and Other Indebtedness

Mortgage and other indebtedness consist of the following at September 30, 2005 and December 31, 2004:

	Balance at
	September 30,	December 31,
	2005	2004

Line of Credit	$111,950,000	$56,200,000

Mortgage Notes Payable - Fixed Rate	204,304,126	152,832,891

Construction Notes Payable - Variable Rate	108,763,747	59,521,968

Mortgage Notes Payable - Variable Rate	6,580,287	10,785,757

Net Premiums on Acquired Debt	3,060,588	4,138,747

Total mortgage and other indebtedness	$434,658,748	$283,479,363

Indebtedness, including weighted average maturities and weighted average interest rates at September 30, 2005, is summarized below:

		Weighted	Weighted
		Average	Average	Percentage
		Maturity	Interest	of
	Amount	(Years)	Rate	Total
Fixed Rate Debt	$204,304,126	6.9	6.29%	47%
Floating Rate Debt (Hedged)	65,000,000	1.5	5.57%	15%
Total Fixed Rate Debt	269,304,126	5.7	6.13%	62%

Variable Rate Debt	227,294,034	1.5	5.55%	53%
Floating Rate Debt (Hedged)	(65,000,000)	-1.6	-5.30%	-15%
Total Variable Rate Debt	162,294,034	1.5	5.64%	38%

Net Premiums on Acquired Debt	3,060,588	N/A	N/A	N/A
Total Debt	$434,658,748	4.1	5.95%	100%

Mortgage and construction loans are collateralized by certain real estate and are generally due in monthly installments of interest and principal and mature over various terms through 2022.  Variable interest rates on mortgage and construction loans are based on Prime or LIBOR plus a spread in a range of 165 to 275 basis points.  Fixed interest rates on mortgage loans range from 5.11% to 8.85%.

During the third quarter of 2005, the Company used proceeds from its revolving credit facility and other borrowings totaling approximately $28.0 million to acquire several development properties, invest in development projects and for general working capital purposes.  Loan payoffs and scheduled principal payments totaled approximately $2.7 million.

In September 2005, the Company obtained a mortgage loan commitment from a bank for up to $34.8 million to finance construction at the Beacon Hill development property.  As of September 30, 2005, approximately $3.4 million was outstanding.

As of September 30, 2005, the Company’s borrowing base under its revolving credit facility was approximately $128.5 million, of which approximately $15.6 million was available for additional borrowings.  Borrowings under the facility bear interest at a floating rate of LIBOR plus 135 to 160 basis points, depending on the Company’s leverage ratio.  As of September 30, 2005, there are eight properties available to be added to the borrowing base (upon completion of the lender’s due diligence process) as additional funds are required for potential additional borrowing capacity of approximately $21 million.

The following properties are encumbered by the revolving credit facility as of September 30, 2005: Silver Glen Crossing, Glendale Mall, Mid-America Clinical Labs, Hamilton Crossing, Kings Lake Square, Waterford Lakes, Publix at Acworth, PEN Products, Union Station Parking Garage, Galleria Plaza, Cedar Hill Village, Shops at Eagle Creek, Burlington Coat, Eastgate Pavilion, Four Corner Square and Stoney Creek Commons.

As of September 30, 2005, the Company had entered into letters of credit totaling approximately $2.9 million.

On October 3, 2005, the Company completed an offering of 8,500,000 common shares at a price of $15.01 per share for gross proceeds of approximately $127.6 million.  On October 28, 2005, the underwriters of the offering exercised a portion of their overallotment option and purchased an additional 900,000 common shares at the public offering price of $15.01 per share, which resulted in additional gross proceeds of approximately $13.5 million.  Of the approximately $133.6 million of net proceeds of this offering, after deducting underwriting discounts, commissions and other expenses, the Company used $127 million:

•                  to repay outstanding construction indebtedness of approximately $38.6 million and acquisition indebtedness of approximately $0.5 million on our Traders Point property;

•                  to repay outstanding indebtedness on our Eagle Creek II development property and our Weston Park, Shops at Otty and Circuit City operating properties totaling approximately $13.6 million;

•                  to pay down our secured revolving credit facility by approximately $60.2 million; and

•                  to acquire an 85% interest in Bolton Plaza Shopping Center in Jacksonville, Florida for approximately $13.9 million.

The Company expects to use the remaining proceeds for general corporate purposes, including future acquisitions and development of properties.

Reflecting these reductions in indebtedness and reflecting the Company’s hedging activities, its fixed and variable rate debt as of September 30, 2005 were $269.3 million and $49.7 million, respectively.

As a result of the pay down of debt in connection with our offering, the Traders Point, Eagle Creek Phase II, Weston Park, Shops at Otty, and Circuit City properties are available to be added to the borrowing base under the Company’s revolving credit facility.

Note 8.  Derivative Instruments and Hedging Activities

At September 30, 2005, derivatives with a fair value of $228,612 were included in other liabilities.  The change in net unrealized income (loss) for the three and nine months ended September 30, 2005 of income of $144,383 and a loss of $228,612, respectively, for derivatives designated as cash flow hedges is recorded in shareholders’ equity as other comprehensive loss.  No hedge ineffectiveness on cash flow hedges was recognized during the third quarter of 2005.  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.

The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as hedges.

Note 9.  Shareholders’ Equity

On August 4, 2005, the Board of Trustees declared a distribution of $0.1875 per common share for third quarter of 2005.  Simultaneously, the Board of Trustees declared a distribution of $0.1875 per operating partnership unit for the same period.  Both distributions were paid on October 18, 2005.

Note 10.  Segment Data

The operations of the Company and its Predecessor are aligned into two business segments: (i) real estate operation and development and (ii) construction and advisory services.  Combined segment data of the Company and its Predecessor for the nine months ended September 30, 2005 and 2004 are as follows:

	Real Estate	Construction
Nine Months Ended	Operation and	and		Intersegment
September 30, 2005	Development	Advisory Services	Subtotal	Eliminations	Total

Revenues	$52,713,492	$33,889,728	$86,603,220	$(19,649,070)	$66,833,616
Operating expenses, cost of construction and services, general, administrative and other	16,215,203	31,493,880	47,709,083	(19,066,557)	28,521,992
Depreciation and amortization	15,939,847	63,730	16,003,577	—	16,003,577
Operating income	20,558,442	2,332,118	22,890,560	(582,513)	22,308,047
Interest expense	13,643,748	221,440	13,865,188	(221,219)	13,643,969
Minority interest	(145,082)	(571,441)	(716,523)	—	(716,523)
Income tax expense of taxable REIT subsidiary	—	232,285	232,285	—	232,285
Equity in earnings of unconsolidated entities	278,736	—	278,736	—	278,736
Limited partners’ interests in Operating Partnership	(2,446,166)	—	(2,446,166)	—	(2,446,166)
Net income (loss)	$4,602,182	$1,306,952	$5,909,134	$(361,294)	$5,547,840

Total assets	$706,145,900	$34,819,425	$740,965,325	$(10,902,109)	$730,063,216

	Real Estate	Construction
Nine Months Ended	Operation and	and		Intersegment
September 30, 2004	Development	Advisory Services	Subtotal	Eliminations	Total

Revenues	$19,725,291	$40,618,650	$60,343,941	$(33,769,320)	$26,574,621
Operating expenses, cost of construction and services, general, administrative and other	7,593,170	41,303,105	48,896,275	(33,114,858)	15,781,417
Depreciation and amortization	5,237,341	34,877	5,272,218	—	5,272,218
Operating income (loss)	6,894,780	(719,332)	6,175,448	(654,462)	5,520,986
Interest expense	6,041,631	61,071	6,102,702	—	6,102,702
Loan prepayment penalties and expenses	1,671,449		1,671,449		1,671,449
Minority interest	191,237	—	191,237	—	191,237
Equity in loss of unconsolidated entities	216,718	—	216,718	—	216,718
Limited partners’ interests in Operating Partnership	499,033	—	499,033	—	499,033
Net income (loss)	$88,688	$(780,403)	$(691,715)	$(654,462)	$(1,346,177)

Total assets	$496,770,400	$22,991,410	$519,761,810	$(18,129,939)	$501,631,871

Note 11.  New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (“SFAS No. 123(R)”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  SFAS No 123(R) is effective for fiscal years beginning after June 15, 2005.  The impact of adopting SFAS No. 123(R) is not expected to have a material impact on the Company’s financial condition or results of operations.

Note 12.  Commitments and Contingencies

The Company is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company.

Note 13.  Subsequent Events

On October 3, 2005, the Company completed an offering of 8,500,000 common shares at a price of $15.01 per share for gross proceeds of approximately $127.6 million.  On October 28, 2005, the underwriters of the offering exercised a portion of their overallotment option and purchased an additional 900,000 common shares at the public offering price of $15.01 per share, which resulted in additional gross proceeds of approximately $13.5 million.  Of the approximately $133.6 million of net proceeds of this offering, after deducting underwriting discounts, commissions and other expenses, the Company used approximately $127 million:

•                  to repay outstanding construction indebtedness of approximately $38.6 million and acquisition indebtedness of approximately $0.5 million on our Traders Point property;

•                  to repay outstanding indebtedness on our Eagle Creek II development property and our Weston Park, Shops at Otty and Circuit City operating properties totaling approximately $13.6 million;

•                  to pay down our secured revolving credit facility by approximately $60.2 million; and

•                  to acquire an 85% interest in Bolton Plaza Shopping Center in Jacksonville, Florida for approximately $13.9 million

The Company expects to use the remaining proceeds for general corporate purposes, including future acquisitions and development of properties.

On October 3, 2005, the Company acquired approximately 12 acres in Westfield, Indiana (a northern suburb of Indianapolis) for a purchase price of approximately $4.8 million and placed an adjacent 8 acres under contract. Bridgewater Marketplace is anticipated to be a two-phase development. Phase I will be developed on the first 12 acres and will include a Walgreen’s, two outparcels, approximately 25,000 square feet of small shops and a potential junior box. We anticipate the second phase will be developed subsequent to the time the Company closes on the adjacent 8 acres. The Company financed this acquisition with borrowings on its revolving credit facility.

On October 21, 2005, the Company contributed $16.7 million for a 50% economic interest in a joint venture that owns 32.5 acres of undeveloped land in Delray Beach, Florida.  Delray Beach Marketplace is a planned mixed-use development that is zoned to support up to 322,000 square feet and is anticipated to include two anchors, junior boxes, small shops, restaurants and residential units.  The Company financed this acquisition with borrowings on its revolving credit facility.

On November 1, 2005, the Company contributed $13.9 million for an 85% economic interest in a joint venture that acquired Bolton Plaza Shopping Center in Orange Park, Florida (a suburb of Jacksonville).  Bolton Plaza Shopping Center is a 173,000 square foot community shopping center, including a 131,488 square foot Wal-Mart and 41,500 square feet of small shops.  The property was approximately 92% leased as of September 30, 2005.  Wal-Mart’s lease at this property expires in June 2008 and the Company plans to redevelop the property at that time.  The Company financed this acquisition with proceeds from its equity offering.

On November 3, 2005, the Board of Trustees declared a distribution of $0.1875 per common share for the fourth quarter of 2005.  Simultaneously, the Board of Trustees declared a distribution of $0.1875 per operating partnership unit for the same period.  Both distributions are payable on or about January 17, 2006 to shareholders of record as of January 6, 2006.

On November 10, 2005, a joint venture in which the Company owns a 50% economic interest acquired 22.2 acres of land in Pembroke Pines, Florida for approximately $11.0 million.  The site is zoned to allow for development of up to 255,000 square feet of retail.  The development is expected to be anchored by Whole Foods, which has executed a lease for a 56,250 square foot grocery store, and will also include small shops, restaurant pads and a potential junior box.  The Company financed its portion of this investment with borrowings on its revolving credit facility.

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

As of September 30, 2005, we owned interests in a portfolio of 37 operating retail properties totaling approximately 5.7 million square feet of gross leasable area (including non-owned anchor space) and 13 retail properties under development that are expected to contain approximately 1.8 million square feet of gross leasable area (including non-owned anchor space) upon completion. As of September 30, 2005, we also owned interests in five operating commercial properties totaling approximately 663,000 square feet of net rentable area and a related parking garage. In addition, at that date we owned interests in land parcels comprising approximately 130 acres that may be used for expansion of existing properties or future development of new retail or commercial properties.

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

Results of Operations

Acquisition and Development Activities

The comparability of results of operations is significantly affected by our development and acquisition activities in 2005 and 2004 and the effects of the formation transactions related to our IPO.  At September 30, 2005, we owned interests in 43 operating properties (consisting of 37 retail properties, five commercial operating properties and a related parking garage) and had 13 properties under development. Of the 56 total properties held at September 30, 2005, two operating properties (Spring Mill Medical and The Centre) were owned through joint ventures and accounted for under the equity method.

During 2004 and the first nine months of 2005, we acquired and placed in service the following operating retail properties:

Property Name	Location	Acquisition Date	Acquisition Cost		Financing Method
			(Millions)
Silver Glen Crossings	South Elgin, IL	April 1, 2004	$23.4		Debt (8)
Cedar Hill Village	Cedar Hill, TX	June 28, 2004	6.8		Debt (8)
Galleria Plaza	Dallas, TX	June 29, 2004	6.2		Debt (8)
Wal-Mart Plaza (1)	Gainesville, FL	July 1, 2004	8.5		Debt (8)
Eagle Creek Pad 2	Naples, FL	July 7, 2004	1.1		Debt (8)
Fishers Station (2)	Fishers, IN	July 23, 2004	2.1	(3)	Debt (8)
Hamilton Crossing	Carmel, IN	August 19, 2004	15.5		IPO Proceeds
Waterford Lakes	Orlando, FL	August 20, 2004	9.1		IPO Proceeds
Publix at Acworth	Acworth, GA	August 20, 2004	9.2		IPO Proceeds
Plaza at Cedar Hill	Cedar Hill, TX	August 31, 2004	38.6	(4)	IPO Proceeds
Sunland Towne Centre	El Paso, TX	September 16, 2004	32.1	(5)	Debt
Centre at Panola	Lithonia, GA	September 30, 2004	9.4	(6)	Debt
Marsh Supermarket (7)	Fishers, IN	November 24, 2004	5.0		Debt
Eastgate Pavilion	Cincinnati, OH	December 1, 2004	27.6		Debt
Four Corner Square	Maple Valley, WA	December 20, 2004	10.5		Debt
Fox Lake Crossing	Fox Lake, IL	February 7, 2005	15.5	(9)	Debt
Plaza Volente	Austin, TX	May 16, 2005	35.9	(10)	Debt
Indian River Square	Vero Beach, FL	May 16, 2005	16.5	(11)	Debt

(1)   This property is owned through a joint venture with a third party.  We currently receive 85% of the cash flow from this property, which percentage may decrease under certain circumstances.

(2)   This property is owned through a joint venture with a third party.  We are the primary beneficiary and, therefore, this property is consolidated in the accompanying statement of operations.  The joint venture partner is entitled to an annual preferred payment of $96,000.  All remaining cash flow is distributed to us.

(3)   Inclusive of debt assumed of $1.4 million.

(4)   Inclusive of debt assumed of $27.4 million.

(5)   Inclusive of debt assumed of $17.8 million.

(6)   Inclusive of debt assumed of $4.5 million.

(7)   Part of the Fishers Station property.

(8)   This acquisition was initially financed with debt, which was repaid with proceeds from our IPO.

(9)   Inclusive of debt assumed of $12.3 million.

(10) Inclusive of $28.7 million of new debt and $7.2 million of borrowings on our revolving credit facility incurred in connection with the acquisition.

(11) Inclusive of $13.3 million of new debt and $3.2 million of borrowings on our revolving credit facility incurred in connection with the acquisition.

The following development properties became operational or partially operational during 2004 and the first nine months of 2005:

Property Name	MSA	Operational Date
Boulevard Crossing	Kokomo, IN	February 2004
Circuit City Plaza	Ft. Lauderdale, FL	March 2004
50th & 12th	Seattle, WA	August 2004
176th & Meridian	Seattle, WA	August 2004
Traders Point	Indianapolis, IN	October 2004
Cool Creek Commons	Indianapolis, IN	October 2004
82nd & Otty	Portland, OR	November 2004
Indiana State Motor Pool	Indianapolis, IN	November 2004
Weston Park Phase I	Indianapolis, IN	March 2005
Greyhound Commons	Indianapolis, IN	March 2005
Martinsville Shops	Martinsville, IN	June 2005
Red Bank Commons	Evansville, IN	June 2005

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

At September 30, 2004, we owned interests in 32 operating properties (consisting of 27 retail properties, four commercial properties and a related parking garage) and had 11 properties under development. Of the 43 total properties held at September 30, 2004, two operating properties were owned through joint ventures and were accounted for under the equity method.

Comparison of Operating Results for the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

The following table reflects key line items from our consolidated and combined statements of operations for the three months ended September 30, 2005 and 2004 (unaudited):

		Combined
		The Company and
	The Company	The Predecessor
	Three Months Ended	Three Months Ended
	September 30,	September 30,	Increase (Decrease)
	2005	2004	2004 to 2005

Rental income (including tenant reimbursements)	$17,033,634	$8,582,947	$8,450,687	98.5%
Other property related revenue	2,409,900	233,655	2,176,245	931.4%
Construction and service fee revenue	4,916,774	3,073,897	1,842,877	60.0%
Other income, net	57,758	52,929	4,829	9.1%

Property operating expenses	2,961,408	2,285,735	675,673	29.6%
Real estate taxes	1,634,920	972,896	662,024	68.0%
Cost of construction and services	4,355,163	2,879,544	1,475,619	51.2%
General, administrative, and other	1,112,313	929,989	182,324	19.6%
Depreciation and amortization	5,568,967	2,819,318	2,749,649	97.5%

Operating income	8,785,295	2,055,946	6,729,349

Interest expense	5,176,658	2,633,621	2,543,037	96.6%
Loan prepayment penalties and expenses	—	1,671,449	(1,671,449)
Income tax expense of taxable REIT subsidiary	197,800	—	197,800
Minority interest (income) loss	(623,574)	263,280	(886,854)
Equity in earnings of unconsolidated entities	76,385	191,020	(114,635)
Limited partners’ interest in operating partnership	(881,407)	499,033	(1,380,440)

Net income (loss)	$1,982,241	$(1,295,791)	$3,278,032

Rental income (including tenant reimbursements) increased approximately $8.5 million or 99%.  Approximately $5.9 million of this increase was attributable to properties acquired in 2004 or 2005, approximately $2.7 million was attributable to properties that became operational or partially operational in 2004 or 2005 and, therefore, had incremental rental income in 2005.  Approximately $0.6 million of the increase reflects the consolidation of properties following our acquisition of joint venture partners’ interests in connection with our IPO and related formation transactions and approximately $0.2 million of the increase is due to temporary ground lease payments under a license agreement.  Offsetting these increases was a decrease of approximately $0.3 million due to the rejection of leases by Ultimate Electronics at Cedar Hill Village and Galleria Plaza and a decrease of approximately $0.6 million at Glendale, largely due to a decline in tenant reimbursement revenue as a result of a successful property tax appeal that reduced tenant billings at this property.

Other property related revenue primarily consists of parking revenues, lease settlement income and gains on land sales. This revenue increased approximately $2.2 million or 931%.   Approximately $2.1 million of the increase is attributable to the sale of outlots at Traders Point ($1.0 million) and Beacon Hill ($1.1 million) and approximately $0.1 million is attributable to overage rent.  The Beacon Hill outlot was owned in a joint venture and, accordingly, 50%, or approximately $0.6 million, of this gain is recorded as a minority interest.

Construction revenue and service fees increased approximately $1.8 million or 60%.  This increase is due to an increase of $1.7 million in construction contracts with third-party customers, and $0.2 million in third-party development-related fees, offset by declines in advisory revenue of approximately $0.1 million due to the expiration of several contracts.

Property operating expenses increased approximately $0.7 million or 30%.   Approximately $0.6 million of this increase was attributable to properties acquired in 2004 and 2005, approximately $0.3 million was attributable to properties that became operational or partially operational in 2005 and 2004 and, therefore, had incremental property operating expense in 2005 and approximately $0.1 million was due to the consolidation of properties following our acquisition of joint venture partners’ interests in connection with our IPO and related formation transactions.  Offsetting these increases was a decrease of $0.2 million in expenses incurred at properties operating for all of the third quarter of 2005 and 2004.

Real estate taxes increased approximately $0.7 million or 68%. Approximately $0.8 million of this increase was attributable to properties acquired in 2004 or 2005, approximately $0.2 million was attributable to properties that became operational or partially operational in 2005 and 2004 and, therefore, had incremental real estate tax expense in 2005, approximately $0.1 million was due to the consolidation of properties following our acquisition of joint venture partners’ interests in connection with our IPO and related formation transactions and approximately $0.1 million was attributable to properties that were fully operational for the third quarter of 2005 and 2004.  Offsetting these increases was a decrease of approximately $0.6 million at Glendale from a successful property tax appeal at this property.

Cost of construction and services increased approximately $1.5 million or 51%.  This increase was primarily due to an increase in construction contracts with third-party customers.

General, administrative and other expenses increased approximately $0.2 million or 20%.  This increase is due to increased staffing attributable to our growth and to incremental costs associated with operating as a public company.

Depreciation and amortization expense increased approximately $2.7 million or 98%. Approximately $1.9 million of the increase was attributable to properties acquired in 2004 and 2005, approximately $0.7 million was attributable to properties that became operational or partially operational in 2005 or 2004 and, therefore, had incremental depreciation and amortization expense in 2005.  Approximately $0.3 million of the increase was due to the consolidation of properties following our acquisition of joint venture and minority partners’ interests in connection with our IPO and related formation transactions.  Offsetting these increases was a decrease of $0.1 million at properties that were fully operational for the third quarter of 2005 and 2004.

Interest expense increased approximately $2.5 million, or 97%.  Approximately $1.2 million of the increase was attributable to properties acquired in 2004 and 2005, approximately $1.0 million was attributable to properties that became operational or partially operational in 2005 or 2004 and, therefore, had incremental interest expense in 2005.  Approximately $1.0 million of the increase was due to higher borrowings on our revolving credit facility used primarily to finance property acquisition and land development activities and for working capital requirements and approximately $0.2 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions.  Offsetting these increases was a decrease of $0.8 million at properties that were fully operational for the third quarter of 2005 and 2004 due to debt pay downs in connection with our initial public offering in 2004.

In 2004, we incurred approximately $1.7 million in loan prepayment penalties in connection with our initial public offering and related formation transactions.

In 2005, we recorded $0.2 million in income taxes associated primarily with the gain on the sale of a land parcel by our taxable REIT subsidiary.

Minority interest (income) loss was a loss of approximately $0.3 million in 2004 and income of $0.6 million in 2005.  The loss in 2004 is largely attributable to joint venture and minority interests that were acquired in connection with our initial public offering and related formation transactions, while the income in 2005 is primarily due to our joint venture partner’s interest in the gain on the sale of an outlot at Beacon Hill.

Equity in the earnings of unconsolidated entities decreased approximately $0.1 million.  This decrease is attributable to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions.

The change in the limited partners’ interests in the operating partnership is largely related to our results before the limited partners’ interest, which was income of $2.9 million in 2005 and a loss of $1.8 million in 2004.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 to the Nine months Ended September 30, 2004

The following table reflects key line items from our consolidated and combined statements of operations for the nine months ended September 30, 2005 and 2004 (unaudited):

		Combined
		The Company and
	The Company	The Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	Increase (Decrease)
	2005	2004	2004 to 2005

Rental income (including tenant reimbursements)	$49,320,993	$17,881,192	$31,439,801	175.8%
Other property related revenue	3,765,989	1,446,367	2,319,622	160.4%
Construction and service fee revenue	13,596,417	7,119,323	6,477,094	91.0%
Other income, net	150,217	127,739	22,478	17.6%

Property operating expenses	8,212,466	5,269,656	2,942,810	55.8%
Real estate taxes	5,067,826	2,201,385	2,866,441	130.2%
Cost of construction and services	11,620,017	6,253,326	5,366,691	85.8%
General, administrative, and other	3,621,683	2,057,050	1,564,633	76.1%
Depreciation and amortization	16,003,577	5,272,218	10,731,359	203.5%

Operating income	22,308,047	5,520,986	16,787,061

Interest expense	13,643,969	6,102,702	7,541,267	123.6%
Loan prepayment penalties and expenses	—	1,671,449	(1,671,449)
Income tax expense of taxable REIT subsidiary	232,285	—	232,285
Minority interest (income) loss	(716,523)	191,237	(907,760)
Equity in earnings of unconsolidated entities	278,736	216,718	62,018
Limited partners’ interest in operating partnership	(2,446,166)	499,033	(2,945,199)

Net income (loss)	$5,547,840	$(1,346,177)	$6,894,017

Rental income (including tenant reimbursements) increased approximately $31.4 million or 176%.  Approximately $20.5 million of this increase was attributable to properties acquired in 2004 or 2005, approximately $7.3 million was attributable to properties that became operational or partially operational in 2004 or 2005 and, therefore, had incremental rental income in 2005.  Approximately $4.2 million of the increase reflects the consolidation of properties following our acquisition of joint venture partners’ interests in connection with our IPO and related formation transactions and approximately $0.5 million is due to temporary ground lease payments under a license agreement.   Approximately $0.3 million of the increase is from properties fully operational in both years and is largely due to the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease.  Offsetting these increases was a decrease of approximately $0.3 million due to the rejection of leases by Ultimate Electronics at Cedar Hill Village and Galleria Plaza and a decrease of approximately $0.9 million at Glendale Mall, largely due to a decline in tenant reimbursement revenue as a result of a successful property tax appeal that reduced tenant billings at this property and a decline in it’s occupancy.

Other property related revenue primarily consists of parking revenues, lease settlement income and gains on land sales. This revenue increased approximately $2.3 million or 160%.  Approximately $2.8 million of the increase is attributable to the sale of outlots at Traders Point ($1.0 million), Beacon Hill ($1.1 million) and Noblesville ($0.7 million).  The Beacon Hill outlot was owned in a joint venture and, accordingly, 50%, or approximately $0.6 million, of this gain is recorded as minority interest income.  Approximately $0.2 million is from the sale of land development rights, approximately $0.2 million is attributable to lease termination income and approximately $0.1 million of the increase is attributable to overage rent.  The conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease resulted in a decrease of $0.6 million.  We also sold a land parcel in 2004 for a net gain of $0.4 million.

Construction revenue and service fees increased approximately $6.5 million or 91%.  This increase is due to an increase of $6.3 million in construction contracts with third-party customers and $0.9 million in development-related fees, offset by declines in advisory revenue of approximately $0.7 million due to the expiration of several contracts.

Property operating expenses increased approximately $2.9 million or 56%.   Approximately $2.5 million of this increase was attributable to properties acquired in 2004 and 2005, approximately $0.8 million was attributable to properties that became operational or partially operational in 2005 and 2004 and, therefore, had incremental property operating expense in 2005 and approximately $0.9 million was due to the consolidation of properties following our acquisition of joint venture partners’ interests in connection with our IPO and related formation transactions.  Offsetting these increases was a decrease of $0.9 million in expenses incurred at properties that were fully operational in both years, primarily due to the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease and a decrease of $0.3 million at Glendale Mall.

Real estate taxes increased approximately $2.9 million or 130%. Approximately $2.6 million of this increase was attributable to properties acquired in 2004 or 2005, $0.6 million was attributable to properties that became operational or partially operational in 2005 and 2004 and, therefore, had incremental real estate tax expense in 2005 and approximately $0.4 million was due to the consolidation of properties following our acquisition of joint venture partners’ interests in connection with our IPO and related formation transactions.  Offsetting these increases was a decrease of approximately $0.7 million at Glendale Mall from a successful property tax appeal at this property.

Cost of construction and services increased approximately $5.4 million or 86%.  This increase was primarily due to an increase in construction contracts with third-party customers.

General, administrative and other expenses increased approximately $1.6 million or 76%.  This increase is largely due to incremental costs associated with operating as a public company, such as professional fees and insurance.

Depreciation and amortization expense increased approximately $10.7 million or 204%. Approximately $6.4 million of the increase was attributable to properties acquired in 2004 and 2005, $1.8 million was attributable to properties that became operational or partially operational in 2005 or 2004 and, therefore, had incremental depreciation and amortization expense in 2005.  Approximately $1.4 million of the increase was due to the consolidation of properties following our acquisition of joint venture and minority partners’ interests in connection with our IPO and related formation transactions and approximately $1.1 million was attributable to properties that were fully operational in both years, primarily as a result of the consolidation of Glendale Mall as of March 31, 2004 and the write off of fixed assets as a result of lease terminations at this property.

Interest expense increased approximately $7.5 million, or 124%. Approximately $3.1 million was attributable to properties that became operational or partially operational in 2005 or 2004 and, therefore, had incremental interest expense in 2005.  Approximately $2.9 million was due to increased borrowings on our revolving credit facility used primarily to finance property acquisition activities and for working capital requirements.  Approximately $2.3 million of the increase was attributable to properties acquired in 2004 and 2005, and approximately $1.3 million was due to the consolidation of properties following our acquisition of joint venture partners’ interests in connection with our IPO and related formation transactions.  These increases were partially offset by decreases totaling approximately $2.0 million due to incremental financing costs incurred in 2004 and to the pay down of debt in 2004 both in connection with our initial public offering and related formation transactions in 2004.

In 2004, we incurred approximately $1.7 million in loan prepayment penalties in connection with our initial public offering and related formation transactions.

In 2005, we recorded $0.2 million in income taxes associated primarily with the gain on the sale of a land parcel in our taxable REIT subsidiary.

Minority interest (income) loss was a loss of approximately $0.2 million in 2004 and income of $0.7 million in 2005.  The loss in 2004 is largely attributable to joint venture and minority interests that were acquired in connection with our initial public offering and related formation transactions, while the income in 2005 is largely attributable to our joint venture partner’s interest in the gain on the sale of an outlot at Beacon Hill.

The change in the limited partners’ interests in the operating partnership is largely related to our results before the limited partners’ interest, which was income of $8.0 million in 2005 and a loss of $1.8 million in 2004.

Liquidity and Capital Resources

As of September 30, 2005, we had cash and cash equivalents on hand of $14.1 million.

As of September 30, 2005, our borrowing base under the revolving credit facility was approximately $128.5 million, of which approximately $15.6 million was available for additional borrowings.  Borrowings under the credit facility bear interest at a floating rate of LIBOR plus 135 to 160 basis points, depending on our leverage ratio.  As of September 30, 2005, there are eight properties available to be added to the borrowing base (upon completion of the lender’s due diligence process) as additional funds are required for potential additional borrowing capacity of approximately $21 million.

In October 2005, we completed an offering of common shares that provided us with an aggregate of approximately $133.6 million of net proceeds (including the underwriters’ exercise of their option and after deducting underwriting discounts, commissions and other expenses).  We used approximately $112.9 million of these net proceeds to pay down outstanding indebtedness.  As a result, we believe that our balance sheet has been significantly improved, and additional amounts are available for future borrowing to fund acquisitions and development of properties and other cash needs.  As a result of the pay down of debt in connection with our October 2005 offering, our Traders Point, Eagle Creek Phase II, Weston Park, Shops at Otty, and Circuit City properties are available to be added to the borrowing base.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements and other identified risks.  To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  During 2005, such derivatives were used to hedge the variable cash flows associated with certain of our existing variable-rate debt.

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

In January 2005, Ultimate Electronics filed for Chapter 11 bankruptcy protection to reorganize its business operations.  During the second quarter of 2005 this tenant rejected its leases with us at Galleria Plaza and at Cedar Hill Plaza.  During the third quarter of 2005, we re-leased the former Ultimate Electronics spaces at Galleria Plaza to Shoe Pavilion and at Cedar Hill Village to 24 Hour Fitness.  These two leases represent a total of approximately 64,000 square feet. We anticipate that both tenants will open in the spring of 2006.

On February 21, 2005, Winn-Dixie filed for Chapter 11 bankruptcy protection to reorganize its business operations.  This tenant operates in two locations in our portfolio totaling approximately 103,400 square feet at an average base rent of $7.80 per square foot, representing approximately 1.5% of our total annualized base rent as of September 30, 2005.  The tenant continues to operate in both locations and has paid rent through September 2005 but there can be no assurance of its ability to pay rent prospectively.  As of September 30, 2005, Winn-Dixie had not announced plans to close the stores at either of our properties, nor had it rejected either lease.

The delay or failure of Winn-Dixie to make payments under its leases or its rejection of both of the leases under federal bankruptcy laws could affect our short-term liquidity in the event we are not able to timely identify a replacement tenant.  In addition, Winn-Dixie’s termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases.

Our Glendale Mall property in Indianapolis, Indiana has an annualized base rent of approximately $2.6 million as of September 30, 2005, or approximately 4.5% of our total annualized base rent.  As of September 30, 2005, Glendale Mall was approximately 85% leased.  We are currently evaluating several strategic alternatives with respect to this property including continuing to lease space in its current configuration and the possibility of redeveloping or selling the property.

The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our operating partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the first nine months of 2005, we incurred approximately $420,000 of costs for recurring capital expenditures and $370,000 of costs for tenant improvements and leasing commissions, all exclusive of amounts incurred under construction loans for our development properties.  We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the revolving credit facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties and payment of indebtedness at maturity. As of September 30, 2005, we have 13 development projects underway that are expected to cost approximately $164 million, of which approximately $99 million had been incurred as of September 30, 2005. In addition, we are actively pursuing the acquisition and development of other properties, which will require additional capital. We do not expect that we will have sufficient funds on hand to meet these long-term cash requirements. We will have to satisfy these needs through either additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions and joint venture transactions.  However, we believe our October 2005 equity offering will allow us to complete our existing development pipeline.

We believe that we will have access to these sources of capital to fund our long-term liquidity requirements but we cannot assure that this will be the case. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

Cash Flows

Comparison of the Nine months Ended September 30, 2005 to the Nine months Ended September 30, 2004

Cash provided by operating activities was $9.0 million for the nine months ended September 30, 2005, an increase of $2.3 million from 2004. The increase in cash provided by operations resulted from the addition of eleven properties in connection with and subsequent to our IPO.  The increase in cash provided by operations was partially offset by cash used by decreases in the changes in accounts payable and accrued expenses between years of $4.6 million and by increases in the changes in tenant receivables and deferred costs between years totaling $11.6 million.

Cash used in investing activities was $124.1 million for the nine months ended September 30, 2005, a decrease of $46.5 million compared to 2004.  During the first nine months of 2005, we acquired three operating properties for an aggregate purchase price of approximately $95.4 million, approximately $15 million less than was invested in property acquisitions during the same period of the prior year.  We invested approximately $36.6 million in our development properties compared to approximately $55.1 million in the first nine months of 2004.  During 2004, we also acquired the remaining joint venture and outside minority interests in nine properties in connection with our initial public offering and related formation transactions for an aggregate purchase price of approximately $12.7 million.

Cash provided by financing activities was $119.1 million for the nine months ended September 30, 2005, a decrease of $45.7 million compared to 2004.  In 2004, we recognized net proceeds from our initial public offering of approximately $215.5 million.   Proceeds from loan transactions increased from $123.6 million in the first nine months of 2004 to $165.2 million in the first nine months of 2005.  These proceeds were primarily used to finance acquisition and development activity.  Loan payments decreased by $133.3 million between years largely as a result of the pay down of indebtedness totaling approximately $100 million in connection with our 2004 initial public offering.   We also paid distributions in 2005 to shareholders and unitholders totaling approximately $15.5 million and paid net distributions in 2004 to principals of the Predecessor totaling approximately $11.8 million.

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

The following table reconciles our net income (loss) for the three months ended September 30, 2005 and for the period from August 16, 2004 through September 30, 2004, and for the Predecessor for the period from July 1, 2004 through August 15, 2004 (unaudited):

		Three Months Ended September 30, 2004
		The Company	The Predecessor	Combined
	The Company	Period	Period	Period
	Three Months Ended	August 16, 2004	July 1, 2004	July 1, 2004
	September 30,	through	through	through
	2005	September 30, 2004	August 15, 2004	September 30, 2004
Funds From Operations:

Net income (loss)	$1,982,241	$(1,153,797)	$(141,994)	$(1,295,791)
Add Limited Partners’ interests	881,407	(499,033)	—	(499,033)
Add depreciation and amortization of consolidated entities, net of minority interest	5,531,581	1,648,904	1,110,276	2,759,180
Add depreciation and amortization of unconsolidated entities	50,534	33,737	128,821	162,558
Deduct minority interest*	—	—	(286,930)	(286,930)
Add joint venture partners’ interests in net income of unconsolidated entities*	—	—	109,495	109,495
Add joint venture partners’ interests in depreciation and amortization of unconsolidated entities*	—	—	18,570	18,570
Funds From Operations of the Kite Portfolio	8,445,763	29,811	938,238	968,049

Less minority interest	—	—	286,930	286,930
Less minority interest share of depreciation and amortization	—	—	(357,799)	(357,799)
Less joint venture partners’ interests in net income of unconsolidated entities	—	—	(109,495)	(109,495)
Less joint venture partners’ interests in depreciation and amortization of unconsolidated entities	—	—	(18,570)	(18,570)
Less Limited Partners’ interests	(2,609,741)	(9,003)	—	(9,003)
Funds From Operations allocable to the Company	$5,836,022	$20,808	$739,304	$760,112

* 2004 amounts represent the minority and joint venture partners’ interests acquired in connection with the our initial public offering and related formation transactions.

The following table reconciles our net income (loss) for the nine months ended September 30, 2005 and for the period from August 16, 2004 through September 30, 2004, and for the Predecessor for the period from January 1, 2004 through August 15, 2004 (unaudited):

		Nine Months Ended September 30, 2004
		The Company	The Predecessor	Combined
	The Company	Period	Period	Period
	Nine Months Ended	August 16, 2004	January 1, 2004	January 1, 2004
	September 30,	through	through	through
	2005	September 30, 2004	August 15, 2004	September 30, 2004
Funds From Operations:

Net income (loss)	$5,547,840	$(1,153,797)	$(192,380)	$(1,346,177)
Add Limited Partners’ interests	2,446,166	(499,033)	—	(499,033)
Add depreciation and amortization of consolidated entities, net of minority interest	15,895,620	1,648,904	3,563,176	5,212,080
Add depreciation and amortization of unconsolidated entities	199,165	33,737	493,571	527,308
Deduct minority interest*			(214,887)	(214,887)
Add joint venture partners’ interests in net income of unconsolidated entities*	—	—	288,675	288,675
Add joint venture partners’ interests in depreciation and amortization of unconsolidated entities*	—	—	519,277	519,277
Funds From Operations of the Kite Portfolio	24,088,791	29,811	4,457,432	4,487,243

Less minority interest	—	—	214,887	214,887
Less minority interest share of depreciation and amortization	—	—	(1,014,248)	(1,014,248)
Less joint venture partners’ interests in net income of unconsolidated entities	—	—	(288,675)	(288,675)
Less joint venture partners’ interests in depreciation and amortization of unconsolidated entities	—	—	(519,277)	(519,277)
Less Limited Partners’ interests	(7,371,170)	(9,003)	—	(9,003)
Funds From Operations allocable to the Company	$16,717,621	$20,808	$2,850,119	$2,870,927

* 2004 amounts represent the minority and joint venture partners’ interests acquired in connection with the our initial public offering and related formation transactions.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Impact of Recent Hurricanes and Recent Increases in Construction Costs

We did not incur any significant damage as a result of recent hurricanes.  Only two of our 10 Florida shopping center properties and development projects were affected by Hurricane Wilma, and the damage to those centers was minimal.  Hurricanes Katrina and Rita did not cause any damage to any of our properties.

As a result of the recent hurricanes significant construction activity and rising oil prices, the cost of raw materials, labor and other elements of our construction activities has increased in recent months.  While we expect construction costs will continue to increase in the coming months, we presently do not believe such increases will have a materially adverse impact on our development activities as over 65% of the total estimated costs of our current development pipeline have already been incurred and a portion of the remaining costs are subject to existing contracts.  In addition, we mitigate the impact on our business of rising construction costs though value engineering, guaranteed contracts and pre-purchases of materials, and regularly adjust our analysis of possible future development opportunities to take into account, among other things, anticipated construction costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates.  Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms.

Market Risk Related to Fixed Rate Debt

We had approximately $434.7 million of outstanding consolidated indebtedness as of September 30, 2005 (inclusive of net premiums on acquired debt of $3.1 million).  During the first nine months of 2005, we entered into interest rate swaps totaling $65 million to hedge variable cash flows associated with existing variable rate debt.  Including the effects of these swaps, our fixed and variable rate debt would have been approximately $269.3 million (62%) and $162.3 million (38%), respectively, of our total consolidated indebtedness at September 30, 2005.  Reflecting our interest in unconsolidated debt, our fixed and variable rate debt would have been 63% and 37%, respectively, of our total indebtedness at September 30, 2005.

Based on the amount of our fixed rate debt, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $9.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $10.3 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of September 30, 2005 would increase or decrease our annual cash flow by approximately $1.6 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, we completed our initial public offering in August 2004 and, in conjunction with being a public company, we are in the process of reviewing our policies and procedures on internal control over financial reporting in anticipation of the requirement that we comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2005.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

Exhibit No.	Description	Location
10.1	Underwriting Agreement, dated as of September 27, 2005, by and among the Company, Kite Realty Group, L.P. and the underwriters named therein	Incorporated by reference to Exhibit 1.1 of Kite Realty Group Trust’s Form 8-K, filed on September 29, 2005

10.2*	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature pages thereto	Filed herewith

31.1*	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2*	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

/s/ John A. Kite
John A. Kite
November 11, 2005	Chief Executive Officer and President (Principal Executive Officer)
(Date)

/s/ Daniel R. Sink
Daniel R. Sink
Chief Financial Officer
November 11, 2005	(Principal Financial Officer and
(Date)	Principal Accounting Officer)