Form 10-K
period 2005-12-31
KITE REALTY GROUP TRUST
filed 2006-03-16
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to___________

Commission File Number: 001-32268

Kite Realty Group Trust

State of Organization:	IRS Employer Identification Number:
Maryland	11-3715772

30 S. Meridian Street, Suite 1100
Indianapolis, Indiana 46204
Telephone: (317) 577-5600
 (Address, including zip code and telephone number, including area code, of principal executive offices)

Title of each class	Name of each Exchange on which registered

Common Shares, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act

Yes ☐	No ☒

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act

Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12-b of the Act)

Yes ☐	No ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $272.7 million based upon the closing price of $15.00 per share on the New York Stock Exchange on such date.

The number of Common Shares outstanding as of March 10, 2006 was 28,583,414 ($.01 par value).

Documents Incorporated by Reference

Portions of the Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 4, 2006, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

KITE REALTY GROUP TRUST
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2005

PART I

Forward-Looking Statements

          This Annual Report on Form 10-K, together with other statements and information publicly disseminated by Kite Realty Group Trust, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•	national and local economic, business, real estate and other market conditions;
•	the ability of tenants to pay rent;
•	the competitive environment in which the Company operates;
•	financing risks;
•	property ownership and management risks;
•	the level and volatility of interest rates;
•	the financial stability of tenants;
•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;
•	acquisition, disposition, development and joint venture risks;
•	potential environmental and other liabilities;
•	other factors affecting the real estate industry generally; and
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

Overview

          We are a full-service, vertically integrated real estate company engaged primarily in the development, construction, acquisition, ownership and operation of high quality neighborhood and community shopping centers in selected growth markets in the United States.  We also provide real estate facility management, construction, development and other advisory services to third parties.

          As of December 31, 2005, we owned interests in a portfolio of 40 retail operating properties totaling approximately 6.2 million square feet of gross leasable area (including approximately 1.7 million square feet of non-owned anchor space) and 14 retail development properties that are expected to contain approximately 1.8 million square feet of total gross leasable area (including non-owned anchor space).  Our retail operating portfolio was 95.3% leased as of December 31, 2005 to a diversified tenant base, with no single retail tenant accounting for more than 3.3% of our total annualized base rent. We also own interests in four commercial operating properties totaling approximately 563,000 square feet of net rentable area and a related parking garage.  Occupancy of our commercial operating portfolio was 97.3% as of December 31, 2005, with no single commercial tenant accounting for more than 2.8% of our annualized base rent.  See “Item 2. Properties” for a list of our top 25 tenants by annualized base rent.  Our operating portfolio consists of properties in Indiana, Texas, Florida, Georgia, Illinois, New Jersey, Ohio, Oregon and Washington.  In addition, we own interests in land parcels comprising approximately 180 acres that may be used for future development of retail or commercial properties or for expansion of existing properties.

          We were formed in March 2004 and organized as a Maryland real estate investment trust.  From inception until August 16, 2004, neither we, our Operating Partnership, nor our other subsidiaries had any operations.  We commenced operations on August 16, 2004 after completing our initial public offering (“IPO”), concurrently with the consummation of various formation transactions that consolidated into our Operating Partnership the ownership of a portfolio of properties and property interests, and certain commercial real estate businesses of our predecessor, the Kite Property Group, a nationally recognized real estate owner and developer.  Kite, Inc., an affiliate of Kite Property Group, was founded in 1960 by our Chairman, Al Kite, and grew from an interior construction company to a full-service, vertically integrated real estate development, construction and management company.

          We conduct all of our business through our Operating Partnership, of which we are the sole general partner.  As of December 31, 2005, we held an approximate 77% interest in our Operating Partnership.

2005 Activities

          Completion of Offering of Common Shares.  On October 3, 2005, the Company completed an offering (the “2005 Offering”) of 8,500,000 common shares at a price of $15.01 per share, for gross proceeds of approximately $127.6 million.  On October 28, 2005, the underwriters of the offering exercised a portion of their overallotment option and purchased an additional 900,000 common shares at the public offering price of $15.01 per share, which resulted in additional gross proceeds of approximately $13.5 million.  The Company used the net proceeds of this offering of approximately $133.2 million, after deducting underwriting discounts, commissions and other expenses as follows:

•	to repay outstanding construction indebtedness of approximately $38.6 million and acquisition indebtedness of approximately $0.5 million on our Traders Point property;
•	to repay outstanding indebtedness on our Eagle Creek II development property and our Weston Park, Shops at Otty and Circuit City operating properties totaling approximately $13.6 million;
•	to pay down our secured revolving credit facility by approximately $60.2 million;
•	to acquire an 85% interest in Bolton Plaza Shopping Center in Jacksonville, Florida for approximately $14.0 million; and
•	for general corporate purposes, including acquisition of land, capital expenditures, development costs and working capital of approximately $6.3 million.

          2005 Acquisition Activities.  During 2005, we completed the acquisition of five operating properties totaling approximately 1.0 million square feet of gross leasable area (including non-owned anchor space) for a total acquisition cost of approximately $111 million (including assumed debt), as described below:

•     Fox Lake Crossing.  On February 7, we acquired Fox Lake Crossing, a 99,095 square foot neighborhood shopping center in Fox Lake, Illinois (a suburb of Chicago, Illinois), for a total purchase price of approximately $15.5 million, inclusive of $12.3 million of assumed debt;

•     Plaza Volente.  On May 16, we acquired Plaza Volente, a 160,308 square foot neighborhood shopping center in Austin, Texas, for a total purchase price of approximately $35.9 million, inclusive of $28.7 million of new debt and $7.2 million of borrowings on our revolving credit facility incurred in connection with the acquisition;

•     Indian River Square.  On May 16, we acquired Indian River Square, a 379,246 square foot (including 235,000 square feet of non-owned anchor space) community shopping center in Vero Beach, Florida for a total purchase price of approximately $16.5 million, inclusive of $13.3 million of new debt and $3.2 million of borrowings on our revolving credit facility incurred in connection with the acquisition;

•     Bolton Plaza Shopping Center.  On November 1, we contributed $14.0 million to acquire an 85% interest in Bolton Plaza, a 172,938 square foot community shopping center in Orange Park, Florida (a suburb of Jacksonville, Florida).  We financed this acquisition with proceeds from our 2005 Offering; and

•     Market Street Village.  On November 17, we acquired Market Street Village, a 156,000 square foot (including a future 7,000 square foot single tenant small shop building) community shopping center in Hurst, Texas (a suburb of Dallas/Ft. Worth, Texas) for a total purchase price of approximately $29.0 million.  We initially financed this acquisition with borrowings on our revolving credit facility.  On December 30, we executed a like-kind exchange under Section 1031 of the Internal Revenue Code and sold our Mid-America Clinical Labs property for $21.3 million and used the proceeds to pay down the revolving credit facility.

2005 Development Activities. During 2005, we added ten parcels to our development pipeline:

•     Stoney Creek Commons, Phase II, Noblesville, Indiana (a suburb of Indianapolis, Indiana).  This project will be a 49,330 square foot shopping center located adjacent to a Lowe’s developed by us in 2000 and is 100% pre-leased to Office Depot and Gregg Appliances.  This project has a total estimated cost of approximately $6.0 million and an anticipated opening date in the third quarter of 2006;

•     Bridgewater Marketplace, Phase I, Westfield, Indiana (a suburb of Indianapolis, Indiana).  In October, we acquired 12 acres for approximately $4.8 million and placed an adjacent eight acres under contract.  Bridgewater Marketplace is anticipated to be a two-phase development.  Phase I will be developed on the first 12 acres and is an estimated 51,000 square foot neighborhood shopping center expected to include a Walgreen’s, two outparcels and approximately 25,000 square feet of small shops.  Phase I of this project has an expected opening date in the third quarter of 2006.

•     Zionsville Place, Zionsville, Indiana (a suburb of Indianapolis, Indiana).  In August, we added this project, a 42,400 square foot mixed use retail/commercial center, to the development pipeline.  Featuring a combination of small shops and garden-style offices, Zionsville Place will be developed on a seven-acre parcel that we acquired in 2004.  This project has an estimated total cost of  approximately $8.0 million and an anticipated opening date in the second quarter of 2006;

•     Beacon Hill Shopping Center, Crown Point, Indiana.  In July, we contributed approximately $4.0 million and 122,733 units of the Operating Partnership valued at approximately $1.9 million for a 50% interest in a joint venture that owned 82 acres of undeveloped land.  Beacon Hill Shopping Center, Phase I consists of 36 acres and will be an estimated 161,000 square foot community shopping center (including 105,000 square feet of non-owned space). This project has an estimated total cost of approximately $17.0 million and a projected opening date in the third quarter of 2006.  The remaining 46 acres is being marketed to big box retailers;

•     Gateway Shopping Center, Phase I, Marysville, Washington (a suburb of Seattle, Washington).  In June, we contributed $4.1 million for a 50% interest in a joint venture that acquired 18.8 acres of undeveloped land.  Phase I of Gateway Shopping Center will be an estimated 133,200 square foot community shopping center (including 103,000 square feet of non-owned space to be occupied by Kohl’s).  The estimated total cost for Phase I of this project is approximately $8.5 million with an anticipated opening date in the first quarter of 2007.

•     Cornelius Gateway, Cornelius, Oregon (a suburb of Portland, Oregon).  In June, we contributed approximately $2.2 million to acquire an 80% interest in a joint venture that acquired 3.9 acres of undeveloped land.  Cornelius Gateway will be a 36,100 square foot neighborhood shopping center featuring a 14,800 square foot non-owned Walgreen’s and 21,300 square feet of small shops.  This project has a total estimated cost of approximately $5.4 million.  In December, we sold the Walgreen’s as part of our merchant building activity for a gross sales price of approximately $5.6 million.  The anticipated opening date for the small shops is in the second quarter of 2006;

•     Sandifur Plaza, Tri-Cities, Washington.  In April, we contributed approximately $1.7 million to acquire an interest in two joint ventures that collectively acquired 3.5 acres of undeveloped land.  Sandifur Plaza will be a 27,400 square foot neighborhood shopping center featuring a 14,800 square foot Walgreen’s and 12,600 square feet of small shops.  We have an 80% interest in the entity that owns the Walgreen’s space and a 95% interest in the entity that owns the small shop space.  This project has a total estimated cost of approximately $6.4 million and an anticipated opening date in the fourth quarter of 2006;

•     Naperville Marketplace, Naperville, Illinois (a suburb of Chicago, Illinois).  In March, we acquired a 100% interest in a partially constructed Super K-Mart on a 21.6-acre site for approximately $9.5 million.  Naperville Marketplace is an estimated 175,000 square foot neighborhood shopping center anchored by a 70,000 square foot Marsh Supermarket and includes junior box retailers and small shops. The total cost of this project is approximately $30.5 million.  The Marsh Supermarket opened in August and is being marketed for sale; however, the Company cannot presently determine whether it can sell this asset within the next twelve months.  The remainder of the center is anticipated to open in the second quarter of 2006;

•     Tarpon Springs Plaza, Naples, Florida.  In March, we acquired a 15 acre site from the Company’s Principals in exchange for 214,049 units of our Operating Partnership valued at approximately $3.1 million.  Tarpon Springs Plaza is an estimated 273,300 square foot community shopping center (including a 191,900 square foot non-owned Target) that is expected to include approximately 70,000 square feet of retail junior box tenants, 25,000 square feet of retail shops and up to four outparcels.  This project has an estimated total cost of  approximately $21.5 million and an anticipated opening date in the first quarter of 2007; and

•     Estero Town Commons, Naples, Florida.  In January, we contributed approximately $10 million to acquire a 40% interest in a joint venture that acquired 33 acres of undeveloped land.  Estero Town Commons is an estimated 183,600 square foot community shopping center (including 158,000 square feet of non-owned anchor and outlot space) with an expected total project cost of approximately $20 million and an anticipated opening date in the third quarter of 2006.

Also during 2005, we completed the following development properties and added them to our operating portfolio:

•     Traders Point, a 328,278 square foot upscale community shopping center (including 75,777 square feet of non-owned anchor and outlot space) located in Indianapolis, Indiana (opened October 2004 and transferred to the operating portfolio in September 2005);

•     Cool Creek Commons, a 133,177 square foot upscale community shopping center (including 12,529 square feet of outlot space) located in Carmel, Indiana, a suburb of Indianapolis, Indiana (opened October 2004 and transferred to the operating portfolio in March 2005);

•     Weston Park, Phase I, a shopping center consisting of ground leased outlots located in Carmel, Indiana, a suburb of Indianapolis, Indiana (opened and transferred to the operating portfolio in March 2005);

•     Greyhound Commons, a restaurant park of ground leased outlots located in Carmel, Indiana, a suburb of Indianapolis, Indiana (opened in March 2005 and transferred to the operating portfolio in December 2005); and

• Martinsville Shops, a 10,986 square foot shopping center located in Martinsville, Indiana (opened and transferred to the operating portfolio in June 2005)

In addition, three of our retail development properties became partially operational during 2005:

• Traders Point II, a 50,200 square foot community shopping center in Indianapolis, Indiana located adjacent to our Traders Point property (June 2005);

• Red Bank Commons, a 246,500 square foot neighborhood shopping center (including 212,000 square feet of non-owned anchor space) located in Evansville, Indiana (June 2005); and

• Geist Pavilion, a 64,300 square foot neighborhood shopping center located in Fishers, Indiana, a suburb of Indianapolis, Indiana (March 2005).

2005 Land Acquisitions. During 2005, we made the following significant land acquisitions:

•     Delray Marketplace, Delray Beach, Florida.  In October, we contributed $16.7 million for a 50% interest in a joint venture that owns 32.5 acres of undeveloped land.  Delray Beach Marketplace is a planned mixed-use development that is zoned to support up to 322,000 square feet and is anticipated to include two anchors, junior boxes, small shops, restaurants and residential units; and

•     Grand Palms Plaza, Pembroke Pines, Florida.  In October, we contributed $11.0 million for a 50% interest in a joint venture that acquired 22.2 acres of undeveloped land.  Grand Palms Plaza is a planned 145,000 square foot community shopping center to be anchored by Whole Foods and is expected to include small shops, a junior box and outparcels.

2005 Dispositions: During 2005, we sold the following two properties:

•     Mid-America Clinical Labs, Indianapolis, Indiana.  In December, we sold Mid-America Clinical Labs in a like-kind exchange under Section 1031 of the Internal Revenue Code for a gross sales price of approximately $21.3 million and recognized a gain of approximately $7.2 million; and

•     Cornelius Gateway, Cornelius, Oregon. In December, we sold the Walgreen’s as part of our merchant building activity for a gross sales price of approximately $5.6 million and a net gain before income taxes and minority interest of approximately $1.6 million.

Distributions. In 2005, we declared four quarterly cash distributions of $0.1875 per common share (which is equivalent to an annual distribution of $0.75 per common share).

Business Strategy

          Our primary business objectives are to generate increasing cash flow, achieve sustainable long-term growth and maximize shareholder value primarily through the development, acquisition and operation of well-located community and neighborhood shopping centers.  We seek to implement our business objectives by:

•	successfully completing the construction and lease-up of our development portfolio;

•	continuing to pursue well-located land which can support development;

•	acquiring well-located, high quality retail properties through our investment and market selection process;

•	maintaining a focused property management and leasing strategy;

•	selling certain assets and recycling capital; and

•	leveraging our construction and advisory services businesses.

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

          As of December 31, 2005, we had an extensive development pipeline, which we expect to be a significant source of growth for us over the next several years.  We had 14 retail properties under development as of December 31, 2005, that are expected to contain approximately 1.8 million square feet, of which approximately 690,000 square feet will be owned by us with the remainder to be owned by anchor tenants upon completion of the development. The total estimated cost for these properties is approximately $176.4 million, of which approximately $107.7 million had been incurred as of December 31, 2005.

Acquisition of Development Parcels.  As of December 31, 2005, we owned interests in undeveloped land parcels comprising approximately 180 acres that represent future retail and commercial development opportunities, either in the form of expansion of existing properties or development of new retail properties.  We believe our extensive development pipeline creates substantial opportunities to increase cash flow and create long-term shareholder value.

Property Acquisitions and our Investment and Market Selection Process.  We seek to develop and acquire primarily neighborhood and community shopping centers in neighborhood trade areas with attractive demographics.  When specific markets are selected, we seek a convenient and easily accessible location, preferably occupying a dominant corner that has abundant parking facilities, is close to residential communities, and has excellent visibility for our tenants and easy access for neighborhood shoppers.  Our selection process emphasizes the following factors:

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

We evaluate each market based on appropriate criteria and prospective use, including:

•	historical and projected population growth;

•	average household income and density of population within a one-, three- or five-mile radius of the center depending on the characteristics of the property;

•	transportation patterns and infrastructure;

•	barriers to the development of competing centers; and

•	diverse employment base.

We also consider opportunities to expand into other geographic markets if we believe that those markets have favorable long-term growth prospects.

Property Characteristics: We focus on neighborhood and community shopping centers anchored by market-leading retailers or smaller operators with dominant niche positions.  In addition, we focus on the presence of one or more additional anchors for these centers, including off-price retailers, office superstores, grocers and fabric and clothing retailers, all of whom we believe increase traffic at the centers and are generally beneficial to the value of the center.  We also seek properties with a diverse tenant mix that includes service retailers, such as banks, florists, video stores, restaurants, and apparel and specialty shops.  We target dominant shopping centers that generate a steady, repetitive flow of traffic by providing staple goods to the community and offering a high level of convenience with ease of access and abundant parking.

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

We believe that we will continue to source a significant volume of growth opportunities through the extensive network of tenant, corporate and institutional relationships that we have established through our Predecessor over the last four decades.  Additionally, we believe our status as a publicly traded umbrella partnership REIT will enhance our ability to acquire properties from tax-motivated sellers through the use of Operating Partnership units as consideration, thereby providing sellers with liquidity and diversification while providing the opportunity for substantial deferral of income taxes that otherwise would be due as a result of a cash sale

          Property Management and Leasing Strategy.  We believe that focused property management, leasing and tenant retention are essential to maximizing the cash flow and value of our properties. Our property management and leasing functions are supervised and administered by personnel at our principal executive office.

          Our primary goal in property management is to maintain an attractive shopping environment on a cost effective basis for our tenants. Our property managers maintain regular contact with our tenants and frequently visit each asset to supervise the local personnel and to ensure the proper implementation and execution of our policies and directives. As part of our ongoing property management, we conduct regular physical property reviews to improve our properties, react to changing market conditions and ensure proper maintenance. In addition, we have a competitive bid process for the majority of our service contracts. In the future, we may establish regional offices in certain markets such as Texas and Florida where we plan to expand our current operations through additional acquisitions and development.

          Our relationships with several national retailers that currently occupy space at our properties are the cornerstone of our overall leasing strategy. These nationally recognized anchors enhance the stability and attractiveness of our properties by driving customer traffic, thereby enhancing the performance of our non-anchor tenants and small shops. Due to the importance of these anchors to our business, our leasing and development teams work closely with each of these retailers on site selection and expansion opportunities within our current and future portfolio. This focused coverage allows us to anticipate space needs, fill vacant space in our existing portfolio and identify opportunities to enter into new markets.

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

          Construction and Advisory Services Operations.  We provide general construction, construction management, design/build and complete site development services and have experience in corporate, institutional, hotel, medical and retail construction.  KMI Realty Advisors, one of our subsidiaries, is a registered real estate advisor, providing strategic property services to both the public and private sector. KMI provides a full range of real estate consulting services, including portfolio management, due diligence, acquisition, development, financial, program management, facility management and disposition services.  KMI utilizes resources from our development and construction operations to customize a real estate strategy to achieve specific client goals.  In addition to being a continuing source of advisory income, we believe that KMI will help facilitate future access to capital and avenues for growth.

Financing Strategy

          We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the additional borrowings, including the purchase price of properties to be developed or acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties, as well as our Company as a whole, to generate cash flow to cover expected debt service.

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

Business Segments

          The principal business of the Company and its consolidated subsidiaries is the development, construction, acquisition, ownership and operation of high quality neighborhood and community shopping centers in selected growth markets in the United States.  We have aligned our operations into two business segments: (i) real estate operation and development and (ii) construction and advisory services.  See Note 12 – Segment Information in our Notes to Consolidated and Combined Financial Statements contained in this Form 10-K for information on our two business segments and the reconciliation of total segment revenues to total revenues, total segment operating income to operating income, total segment net income (loss) to net income (loss) and total segment assets to total assets for the years ended December 31, 2005, 2004 and 2003.

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

As a general rule, these tenants have covenanted to use these substances, if any, in compliance with all environmental laws and have agreed to indemnify us for any damages that we may suffer as a result of their use of such substances. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Finally, one of our properties has contained asbestos-containing building materials, or ACBM and another property may have contained such materials based on the date of its construction.  Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. We are not aware of any environmental issues that may materially affect the operation of any of our properties.

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

Offices

          Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

          We have approximately 95 employees.  Of these employees, approximately 72 are “home office” executive and administrative personnel and approximately 23 are on-site management and administrative personnel.

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

          Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Trustees—the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee. Copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and our committee charters are also available free of charge, upon request, in print to any shareholder. You can also obtain such copies in print by contacting our Investor Relations department by mail at our principal executive office.

ITEM 1.A. RISK FACTORS

          The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time.  These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors.  You should not consider this list to be a complete statement of all potential risks or uncertainties.  Past performance should not be considered an indication of future performance.

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

          We are currently in a period of rapid growth. Our portfolio includes 26 operating properties that we have acquired since 1999, including 13 since our IPO, which contain approximately 3.8 million square feet of owned gross leasable area. Since our IPO, we have delivered nine properties from our development pipeline into our operating portfolio, and we are currently developing 14 additional retail properties projected to total approximately 1.8 million square feet of gross leasable area (including non-owned anchor space). We also expect to continue to pursue additional acquisition and development opportunities.

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

          We expect to develop and/or acquire a number of real estate properties in the near future. Shareholders ultimately may not like the location, lease terms or other relevant economic and financial data of any real properties, other assets or other companies we may develop or acquire in the future. New developments are subject to a number of risks, including, but not limited to:

•	abandonment of development activities after expending resources to determine feasibility;

•	construction delays or cost overruns that may increase project costs;

•

our investigation of a property or building prior to our acquisition, and any representations we may receive from the seller, may fail to reveal various liabilities or defects or identify necessary repairs until after the property is acquired, which could reduce the cash flow from the property or increase our acquisition costs;

•	financing risks;

•	the failure to meet anticipated occupancy or rent levels; and

•	failure to receive required zoning, occupancy, land use and other governmental permits and authorizations and changes in applicable zoning and land use laws.

          In addition, if a project is delayed, certain tenants may have the right to terminate their leases. If any of these problems occur, development costs for a project will increase, which will result in reduced returns, or even losses, from such investments. In deciding whether to acquire or develop a particular property, we make certain assumptions regarding the expected future performance of that property. If these new properties do not perform as expected, our financial performance will be adversely affected. In addition, the issuance of equity securities for any acquisitions could be substantially dilutive to our shareholders.

Our results of operations will be significantly influenced by the economies of the markets in which we operate, and the market for retail space generally.

          We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased Internet shopping, infrastructure quality, state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors. In addition, as of December 31, 2005, 34% of our retail operating and development owned gross leasable area and 100% of our commercial operating square footage were located in the state of Indiana, which exposes us to greater economic risks than if we owned properties in numerous geographic regions. Any adverse economic or real estate developments in Indiana and the surrounding region or any of the markets in which we operate, or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems, could adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

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

We had approximately $375.2 million of consolidated indebtedness outstanding as of December 31, 2005, which may impede our operating performance and reduce our ability to incur additional indebtedness to fund our growth.

          Required repayments of debt and related interest can adversely affect our operating performance. We had approximately $375.2 million of consolidated outstanding indebtedness as of December 31, 2005. Approximately $103.8 million of this debt (as reduced by $65 million of interest rate swaps) currently bears interest at a variable rate. Interest rates are currently low relative to historical levels and may increase significantly in the future. Failure to hedge effectively against interest rate changes may adversely affect results of operations. If our interest expense increased significantly, it would adversely affect our results of operations.

          We also intend to incur additional debt in connection with future developments and acquisitions of properties. Our organizational documents do not limit the amount of indebtedness that we may incur. We may borrow new funds to develop or acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of the real estate properties we develop or acquire. We also may borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes or otherwise avoid paying taxes that can be eliminated through distributions to our shareholders.

Our substantial debt may harm our business and operating results by:

•	requiring us to use a substantial portion of our funds from operations to pay interest, which reduces the amount available for distributions;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; and

•	limiting our ability to borrow more money for operating or capital needs or to finance acquisitions in the future.

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

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

          As of December 31, 2005, all of our indebtedness was secured by our real estate assets.  If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of our investment.  Also, certain of these mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

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

          We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or non-owned anchor or a failure by that major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with leases in multiple locations, could seriously harm our performance. As of December 31, 2005, the four largest tenants in our operating portfolio in terms of annualized base rent were Circuit City, the State of Indiana, Eli Lilly and Marsh Supermarkets, with scheduled annualized base rents for each representing 3.3%, 2.8%, 2.8% and 2.8%, respectively, of our total annualized base rent.  In November 2005, Marsh Supermarkets announced in a press release that it had retained a financial advisor to explore strategic alternatives for the enhancement of shareholder value, including a possible sale of the company.

We may be unable to collect balances due from any tenants in bankruptcy.

          We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant or the lease guarantor, or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold from a tenant in bankruptcy.

          One of our current tenants, Winn-Dixie, filed for bankruptcy protection in February 2005. This tenant operates in two locations in our portfolio (Shops at Eagle Creek and Waterford Lakes) totaling approximately 103,400 square feet at an average base rent of $7.80 per square foot, representing approximately 1.4% of our total annualized base rent as of December 31, 2005.  The tenant continues to operate in both locations and has paid rent through March, 2006 but there can be no assurance of its ability to pay rent prospectively.   On February 28, 2006, Winn-Dixie announced plans to close its store at Shops at Eagle Creek but had not at that date rejected the lease at this property.  The store at Shops at Eagle Creek contains approximately 51,700 square feet leased to Winn-Dixie at a base rent of $7.69 per square foot.  In its announcement, Winn-Dixie included its store at Waterford Lakes on its list of stores that it intended to retain as of that date.  The delay or failure of Winn-Dixie to make payments under its leases, or the rejection by it of its leases under federal bankruptcy law, would adversely impact our performance, which impact could be material. In addition, Winn-Dixie’s termination of leases or closure of stores could result in reductions in rent by other tenants in the same shopping centers.

We may experience reduced revenue with respect to our Glendale Mall property while we evaluate strategic alternatives with respect to this property.

          We are currently evaluating several strategic alternatives with respect to our Glendale Mall property in Indianapolis, Indiana, including the possibility of redeveloping or selling the property.  At 724,000 square feet of gross leasable area (including approximately 145,000 square feet of non-owned anchor space), Glendale Mall is our largest property on a square footage basis with an annualized base rent of approximately $2.5 million as of December 31, 2005, representing approximately 4.2% of our total annualized base rent. As of December 31, 2005, Glendale Mall was approximately 81% leased.  We are currently evaluating several strategic alternatives with respect to this property, including continuing to lease space in its current configuration and the possibility of redeveloping or selling the property.

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

          As of December 31, 2005, we owned five of our operating properties through joint ventures, two of which were accounted for using the equity method as we do not exercise requisite control for consolidation treatment. For the twelve months ended December 31, 2005, the five properties represented approximately 10% of our annualized base rent. In addition, five of the properties in our development pipeline are currently owned through joint ventures. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

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

•

disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict or dispute is resolved; and

•

we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we may not control the joint venture.

In the future, we intend to co-invest with third parties through joint ventures that may involve similar or additional risks.

Adverse market conditions may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our business.

          The economic performance and value of our real estate assets is subject to all of the risks associated with owning and operating real estate, including risks related to adverse changes in national, regional and local economic and market conditions. Our operating and development properties currently are located in nine states, with approximately 41% of owned square footage and approximately 39% of total annualized base rent located in the State of Indiana. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant bankruptcies, which may harm our performance in the affected market. Economic and market conditions also may affect the ability of our tenants to make lease payments. If our properties do not generate sufficient income to meet our operating expenses, our income and results of operations would be significantly harmed.

We face significant competition, which may impede our ability to renew leases or re-let space as leases expire, require us to undertake unbudgeted capital improvements, or impede our ability to make future developments or acquisitions or increase the cost of these developments or acquisitions.

          We compete with numerous developers, owners and operators of retail shopping centers for tenants. These competitors include institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same submarkets in which our properties are located, but which have greater capital resources. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be adversely affected. As of December 31, 2005, leases were scheduled to expire on a total of approximately 4.0% of the space at our properties in 2006. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements we undertake may reduce cash available for distributions to shareholders.

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

          Real estate property investments generally cannot be sold quickly. In connection with our formation at the time of our IPO, we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners of our Operating Partnership. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, then we will indemnify the contributors of those properties for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment). The six properties to which our tax indemnity obligations relate represented approximately 24% of our annualized base rent in the aggregate as of December 31, 2005. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South and Market Street Village.  We also agreed to limit the aggregate gain these certain limited partners of our Operating Partnership would recognize with respect to certain other contributed properties through December 31, 2016 to not more than $48 million in total, with certain annual limits, unless we reimburse them for the taxes attributable to the excess gain (and any taxes imposed on the reimbursement payments), and to take certain other steps to help them avoid incurring taxes that are deferred in connection with the formation transactions.

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

          Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may be unable to vary our portfolio promptly in response to market conditions, which may adversely affect our financial position. In addition, we will be subject to income taxes on gains from the sale of any properties owned by any taxable REIT subsidiary.

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

     Our ability to make expected distributions to our shareholders depends on our ability to generate substantial revenues from our properties. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:

•	adverse changes in the national, regional and local economic climate, particularly in Indiana, where approximately 41% of our owned square footage and 39% of our total annualized base rent is located;

•	local oversupply, increased competition or reduction in demand for space;

•	inability to collect rent from tenants;

•	vacancies or our inability to rent space on favorable terms;

•	decreased attractiveness of our properties to tenants;

•	changes in market rental rates;

•	inability to finance property development, tenant improvements and acquisitions on favorable terms;

•	increased operating costs, including costs incurred for maintenance, insurance premiums, utilities and real estate taxes;

•	the need to periodically fund the costs to repair, renovate and re-let space;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses;

•	costs of complying with changes in governmental regulations, including those governing usage, zoning, the environment and taxes;

•	civil unrest, acts of terrorism, earthquakes and other national disasters or acts of God that may result in underinsured or uninsured losses;

•	the relative illiquidity of real estate investments;

•	changing demographics; and

•	changing traffic patterns.

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

          We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the properties in our portfolio. We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God, and, in some cases, flooding. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

Rising operating expenses could reduce our cash flow and funds available for future distributions.

          Our existing properties and any properties we develop or acquire in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. The expenses of owning and operating properties are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties. As a result, if any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, then we could be required to expend funds for that property’s operating expenses. The properties will be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.

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

          Some of the properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations may have released, or have the potential to release, such substances into the environment. In addition, some of our properties have tenants which may use hazardous or toxic substances in the routine course of their businesses. As a general rule, these tenants have covenanted to use these substances, if any, in compliance with all environmental laws and have agreed to indemnify us for any damages that we may suffer as a result of their use of such substances. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Finally, one of our properties has contained asbestos-containing building materials, or ACBM and another property may have contained such materials based on the date of its construction. Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

          Our properties must also comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants.

Our share price could be volatile and could decline, resulting in a substantial or complete loss on our shareholders’ investment.

     The stock markets, including The New York Stock Exchange (NYSE), on which we list our common shares, have experienced significant price and volume fluctuations. As a result, the market price of our common shares could be similarly volatile, and investors in our common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

•	our financial condition and operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	actions by institutional shareholders or hedge funds;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

     In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

A substantial number of common shares eligible for future sale could cause our common share price to decline significantly.

          If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2005, we had outstanding 28,555,187 common shares. Of these shares, approximately 27,700,000 are freely tradable, except for any shares held by our “affiliates,” as that term is defined by Rule 144 under the Securities Act.  In addition, beginning August 16, 2005, approximately 8.3 million units of our Operating Partnership, which are owned by certain of our executive officers and other individuals, became redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC in August 2005 to register 9,115,149 common shares issued in, or issuable upon redemption of units in our Operating Partnership issued in, our formation transactions. As restrictions on resale end and units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

          We have limited operating history as a REIT or a public company. Our board of trustees and executive officers have overall responsibility for our management and, while certain of our officers and trustees have extensive experience in real estate marketing, development, management, finance and law, our executive officers have limited experience in operating a business in accordance with the Internal Revenue Code requirements for maintaining qualification as a REIT or in operating a public company. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT or a public company. If we fail to qualify as a REIT, and are not able to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, the value of our common shares and our ability to raise additional capital will be adversely affected because we will be required to pay corporate tax at applicable rates on our taxable income, our distributions to shareholders will not be deductible in computing our taxable income for federal income tax purposes and we will no longer be required to make distributions to shareholders.

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

          Certain members of our management team own interests in properties that are not part of our Company. These properties include various outlots and interests in buildings that are held for sale, a 243-room Indianapolis luxury hotel and condominium development that is planned for 2006 delivery, one option property and Kite, Inc., a full service self-performing interior construction company. In some cases, one or more of these individuals or their affiliates will have certain management and fiduciary obligations that may conflict with such person’s responsibilities as an officer or trustee of our company and may adversely affect our operations.

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

          We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2004, and we plan to operate so that we can meet the requirements for qualification and taxation as a REIT. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. As a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income (excluding capital gains). The fact that we hold substantially all of our assets through our Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

          If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

We will pay some taxes even if we qualify as a REIT.

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including capital gains). Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.  Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that our predecessors otherwise would have sold or that it might otherwise be in our best interest to sell. In addition, any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat Kite Realty Holdings, LLC as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.

ITEM 1.B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Retail Operating Properties

          As of December 31, 2005, we owned interests in a portfolio of 40 retail operating properties totaling approximately 6.2 million square feet of gross leasable area (“GLA”) (including non-owned anchor space).  The following sets forth more specific information with respect to the Company’s retail operating properties as of December 31, 2005:

OPERATING RETAIL PROPERTIES - TABLE I

Property[1]	State	MSA	Year Built/Renovated	Year Added to Operating Portfolio	Acquired, Redeveloped, or Developed	Total GLA[2]	Owned GLA[2]	Percentage of Owned GLA Leased[3]

International Speedway Square	FL	Daytona	1999	1999	Developed	233,901	220,901	98.9%
King’s Lake Square	FL	Naples	1986	2003	Acquired	85,497	85,497	97.5%
Wal-Mart Plaza [4]	FL	Gainesville	1970	2004	Acquired	177,826	177,826	100.0%
Waterford Lakes	FL	Orlando	1997	2004	Acquired	77,948	77,948	100.0%
Shops at Eagle Creek	FL	Naples	1998	2003	Acquired	75,944	75,944	89.4%
Circuit City Plaza	FL	Ft. Lauderdale	2004	2004	Developed	435,884	45,884	97.0%
Indian River Square	FL	Vero Beach	1997/2004	2005	Acquired	379,246	144,246	100.0%
Bolton Plaza	FL	Jacksonville	1986	2005	Acquired	172,938	172,938	95.4%
Centre at Panola	GA	Atlanta	2001	2004	Acquired	73,079	73,079	100.0%
Publix at Acworth	GA	Atlanta	1996	2004	Acquired	69,628	69,628	98.3%
Silver Glen Crossing	IL	Chicago	2002	2004	Acquired	138,224	132,675	96.0%
Fox Lake Crossing	IL	Chicago	2002	2005	Acquired	99,095	99,095	93.3%
Glendale Mall	IN	Indianapolis	1958/2000	1999	Redeveloped	724,026	579,189	81.2%
Cool Creek Commons	IN	Indianapolis	2005	2005	Developed	133,207	120,678	92.8%
Boulevard Crossing	IN	Kokomo	2004	2004	Developed	214,696	112,696	96.0%
Traders Point	IN	Indianapolis	2005	2005	Developed	328,278	252,501	94.8%
Hamilton Crossing	IN	Indianapolis	1999	2004	Acquired	87,424	82,424	100.0%
Fishers Station [5]	IN	Indianapolis	1989	2004	Acquired	114,457	114,457	84.4%
Whitehall Pike	IN	Bloomington	1999	1999	Developed	128,997	128,997	100.0%
The Centre [6]	IN	Indianapolis	1986	1986	Developed	80,689	80,689	89.0%
The Corner Shops	IN	Indianapolis	1984/2003	1984	Developed	42,545	42,545	100.0%
Stoney Creek Commons I	IN	Indianapolis	2000	2000	Developed	143,397	0	*
Greyhound Commons	IN	Indianapolis	2005	2005	Developed	153,187	0	*
Weston Park Phase I	IN	Indianapolis	2005	2005	Developed	12,200	0	*
Martinsville Shops	IN	Martinsville	2005	2005	Developed	10,986	10,986	100.0%
50 South Morton	IN	Indianapolis	1999	1999	Developed	2,000	2,000	100.0%
Ridge Plaza	NJ	Oak Ridge	2002	2003	Acquired	114,928	114,928	94.4%
Eastgate Pavilion	OH	Cincinnati	1995	2004	Acquired	231,730	231,730	100.0%
Shops at Otty [7]	OR	Portland	2004	2004	Developed	154,845	9,845	100.0%
Plaza at Cedar Hill	TX	Dallas	2000	2004	Acquired	299,783	299,783	100.0%
Sunland Towne Centre	TX	El Paso	1996	2004	Acquired	312,539	307,563	99.5%
Galleria Plaza [8]	TX	Dallas	2002	2004	Acquired	44,306	44,306	100.0%
Cedar Hill Village	TX	Dallas	2002	2004	Acquired	139,092	44,262	94.2%
Preston Commons	TX	Dallas	2002	2002	Developed	142,564	27,564	90.0%
Burlington Coat [9]	TX	San Antonio	1992/2000	2000	Redeveloped	107,400	107,400	100.0%
Plaza Volente	TX	Austin	2004	2005	Acquired	160,308	156,308	100.0%
Market Street Village	TX	Hurst	1970/2004	2005	Acquired	156,000	149,000	100.0%
50th & 12th	WA	Seattle	2004	2004	Developed	14,500	14,500	100.0%
176th & Meridian	WA	Seattle	2004	2004	Developed	14,560	14,560	100.0%
Four Corner Square	WA	Seattle	1985	2004	Acquired	73,086	73,086	98.6%

TOTAL						6,160,940	4,497,658	95.3%

(*)

Property consists of ground leases only, no Owned GLA. As of 12/31/05, the following were leased: Stoney Creek Commons I – 1 of 2 outlots leased; Greyhound Commons – 2 of 4 outlots leased; and Weston Park Phase I – 2 of 3 outlots leased.

1	All properties are wholly-owned, except as indicated. Unless otherwise noted, each property is owned in fee simple by us.
2	Owned GLA represents gross leasable area that is owned by us. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space and non-owned structures on ground leases.
3	Percentage of Owned GLA Leased reflects Owned GLA/NRA leased as of 12/31/05 except for Stoney Creek Commons, Greyhound Commons, and Weston Park Phase I (see *)
4

We acquired a 99.9% interest in this property through a joint venture with a third party that manages the property. At the current time, we receive 85% of the cash flow from the property, which percentage may decrease under certain circumstances.

5

This property is divided into two parcels: a grocery store and small shops. We own a 25% interest in the small shops in a joint venture and a 100% interest in the grocery store. The joint venture partner is entitled to an annual preferred payment of $96,000.

All remaining cash flow is distributed to us.
6	We own a 60% interest in this property through a joint venture with the third party that manages the property.
7	We do not own the land at this property. We have leased the land pursuant to two ground leases that expire in 2017. We have six five-year options to renew this lease.
8	We do not own the land at this property. We lease the land pursuant to a ground lease that expires in 2027. We have five five-year renewal options.
9

We do not own the land at this property. We have leased the land pursuant to a ground lease that expires in 2012. We have six five-year renewal options and a right of first refusal to purchase the land.

OPERATING RETAIL PROPERTIES – TABLE II

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue	Annualized Ground Lease Revenue	Annualized Total Retail Revenue[1]	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA[2]	Major Tenants and Non-Owned Anchors[3]

RETAIL OPERATING PROPERTIES
International Speedway Square [4]	FL	Daytona	$19,694,081	$2,418,419	$232,900	$2,651,319	5.2%	$11.07	SteinMart, Bed Bath, Circuit City
King’s Lake Square [7]	FL	Naples	—	$1,050,522	—	$1,050,522	2.1%	$12.60	Publix, Walgreens
Wal-Mart Plaza [4]	FL	Gainesville	—	$924,517	—	$924,517	1.9%	$5.20	Wal-Mart, Books A Million, Save A Lot
Waterford Lakes [7]	FL	Orlando	—	$909,937	—	$909,937	1.8%	$11.67	Winn-Dixie[5]
Shops at Eagle Creek [7]	FL	Naples	—	$729,820	—	$729,820	1.5%	$10.75	Winn-Dixie[5]
Circuit City Plaza	FL	Ft. Lauderdale	—	$880,727	—	$880,727	1.8%	$19.78	Circuit City, Wal-Mart (non-owned), Lowe’s (non-owned)
Indian River Square	FL	Vero Beach	$13,300,000	$1,418,445	—	$1,418,445	2.8%	$9.83	Office Depot, Bealls, Ragshop, Lowe’s (non-owned), Target (non-owned)
Bolton Plaza	FL	Jacksonville	—	$1,099,554	—	$1,099,554	2.2%	$6.66	Wal-Mart
Centre at Panola	GA	Atlanta	$4,311,708	$830,416	—	$830,416	1.7%	$11.36	Publix
Publix at Acworth [7]	GA	Atlanta	—	$776,394	—	$776,394	1.6%	$11.35	Publix, CVS
Silver Glen Crossing [7]	IL	Chicago	—	$1,820,302	$85,000	$1,905,302	3.8%	$14.29	Dominick’s, MC Sports
Fox Lake Crossing	IL	Chicago	$12,125,405	$1,285,060	—	$1,285,060	2.6%	$13.89	Dominick’s
Glendale Mall 4, [7]	IN	Indianapolis	—	$2,321,935	$140,000	$2,461,935	4.8%	$4.94	L.S. Ayres, Kerasotes Theatres, Lowe’s (non-owned)
Cool Creek Commons	IN	Indianapolis	$16,894,800	$1,683,027	$155,500	$1,838,527	3.7%	$15.04	Fresh Market, Stein Mart
Boulevard Crossing	IN	Kokomo	$12,486,010	$1,368,905	—	$1,368,905	2.7%	$12.66	TJ Maxx, Petco, Shoe Carnival, Kohl’s (non-owned)
Traders Point	IN	Indianapolis	—	$3,310,170	$635,000	$3,945,171	7.8%	$13.83	Dick’s Sporting Goods, Bed Bath & Beyond, Michaels, Marsh Supermarkets, Books A Million, Old Navy
Hamilton Crossing [7]	IN	Indianapolis	—	$1,393,351	$71,500	$1,464,852	2.9%	$16.90	Office Depot
Fishers Station	IN	Indianapolis	$5,159,274	$1,176,847	—	$1,176,847	2.4%	$12.19	Marsh Supermarket
Whitehall Pike	IN	Bloomington	$9,691,393	$1,014,000	—	$1,014,000	2.0%	$7.86	Lowe’s
The Centre [4,6]	IN	Indianapolis	—	$933,334	—	$933,334	1.9%	$12.99	Osco
The Corner Shops	IN	Indianapolis	$1,866,124	$515,372	—	$515,372	1.0%	$12.11	Hancock Fabrics
Stoney Creek Commons [7]	IN	Indianapolis	—	$0	$75,000	$75,000	0.2%	—	Lowe’s (non-owned)
Greyhound Commons	IN	Indianapolis	—	$0	$202,500	$202,500	0.4%	—	Lowe’s (non-owned)
Weston Park Phase I	IN	Indianapolis	—	$0	$190,000	$190,000	0.4%	—
Martinsville Shops	IN	Martinsville	—	$147,620	—	$147,620	0.3%	$13.44
50 South Morton	IN	Indianapolis	—	$132,000	—	$132,000	0.3%	$66.00
Ridge Plaza	NJ	Oak Ridge	$16,728,863	$1,742,524	—	$1,742,524	3.5%	$16.06	A&P, CVS
Eastgate Pavilion [7]	OH	Cincinnati	—	$2,209,767	—	$2,209,767	4.3%	$9.54	Dick’s Sporting Goods, Value City Furniture, Best Buy
Shops at Otty	OR	Portland	—	$267,756	$122,500	$390,256	0.8%	$27.20
Plaza at Cedar Hill	TX	Dallas	$26,994,061	$3,560,600	—	$3,560,600	7.1%	$11.88	Hobby Lobby, Linens ‘N Things, Marshall’s
Sunland Towne Centre	TX	El Paso	$17,417,775	$2,989,202	$95,280	$3,084,482	6.1%	$9.77	Kmart, Circuit City, Roomstore
Galleria Plaza [7]	TX	Dallas	—	$1,081,717	—	$1,081,717	2.2%	$24.41	Shoe Pavilion
Cedar Hill Village [7]	TX	Dallas	—	$673,085	—	$673,085	1.3%	$16.14	24 Hour Fitness, JC Penney (non-owned)
Preston Commons	TX	Dallas	$4,591,140	$587,352	—	$587,352	1.2%	$23.68	Lowe’s (non-owned)
Burlington Coat Factory [7]	TX	San Antonio	—	$483,300	—	$483,300	1.0%	$4.50	Burlington Coat Factory
Plaza Volente	TX	Austin	$28,680,000	$2,449,104	$100,000	$2,549,104	5.0%	$15.67	H-E-B Grocery
Market Street Village	TX	Hurst	—	$1,911,278	$115,700	$2,026,978	4.1%	$12.83	Ross, Office Depot, JoAnn’s, Circuit City, Hancock Fabrics
50th & 12th	WA	Seattle	$4,637,128	$475,000	—	$475,000	1.0%	$32.76	Walgreen’s
176th & Meridian	WA	Seattle	$4,212,880	$433,000	—	$433,000	0.9%	$29.74	Walgreen’s
Four Corner Square [7]	WA	Seattle		$834,044	—	$834,044	1.7%	$11.57	Johnson Hardware Store

TOTAL			$198,790,642	$47,838,403	$2,220,880	$50,059,285	100.0%	$11.16

[1]

Annualized Base Rent represents the contractual rent for December 2005 for each applicable property, multiplied by 12. This table does not include Annualized Base Rent from development property tenants open for business as of December 31, 2005.

[2]	Owned GLA represents gross leasable area that is owned by us. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space and non-owned structures on ground leases.
[3]	Represents the three largest tenants that occupy at least 10,000 square feet of GLA at the property, including non-owned anchors.
[4]	A third party manages this property.
[5]

In February 2005, Winn-Dixie Stores, Inc. filed a petition for Chapter 11 bankruptcy to reorganize its business operations. As of December 31, 2005, Winn-Dixie has not announced plans to close the stores at either of the Company’s properties, nor has it rejected either lease.  On February 28, 2006, Winn-Dixie announced plans to close its store at Shops at Eagle Creek but had not at that date rejected the lease at this property. In its announcement, Winn-Dixie included its store at Waterford Lakes on its list of stores that it intended to retain as of that date.

[6]	This property is held in an unconsolidated joint venture and is encumbered by debt of $2,496,373 (KRG portion).
[7]	This property is encumbered under the revolving credit facility.

Commercial Properties

          As of December 31, 2005, we owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area (“NRA”) and a related parking garage.  The following sets forth more specific information with respect to the Company’s commercial properties as of December 31, 2005:

OPERATING COMMERCIAL PROPERTIES

Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Encumbrances	Owned NRA	Percentage Of Owned NRA Leased	Annualized Base Rent[1]	Percentage of Annualized Commercial Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants

Indiana
Thirty South	Indianapolis	1905/2002	Redeveloped	$22,982,099	298,346	94.8%	$4,936,200	62.4%	$17.45	Eli Lilly, City Securities, Kite Realty Group (5)
PEN Products [4]	Indianapolis	2003	Developed		85,875	100.0%	813,236	10.3%	9.47	Indiana Department of Administration
Spring Mill Medical [2]	Indianapolis	1998/2002	Redeveloped		63,431	100.0%	1,466,603	18.5%	23.12	University Medical Diagnostic Associates; Indiana University Healthcare Associates
Union Station Parking Garage [3,4]	Indianapolis	1986	Acquired		N/A	N/A	N/A	N/A	N/A	Denison Parking
Indiana State Motor Pool	Indianapolis	2004	Developed	$4,063,781	115,000	100.0%	693,450	8.8%	6.03	Indiana Dept. of Administration

TOTAL				$27,045,880	562,652	97.3%	$7,909,489	100.0%	$14.45

[1]	Annualized base rent represents the monthly contractual rent for December 2005 for each applicable property, multiplied by 12.
[2]	We own a 50% interest in this property through a joint venture with one of the tenants at this property. This property is encumbered by debt of $6,069,617 (KRG portion)
[3]	2005 annualized base rent is approximately $500,000.
[4]	This property is encumbered under the revolving credit facility.
[5]	Includes annualized base rent of $448,620 attributable to the Company which is eliminated in consolidation.

Retail Development Properties

          In addition to our operating retail properties, as of December 31, 2005, we owned 14 retail development properties that are expected to contain approximately 1.8 million square feet of gross leasable area (including non-owned anchor space) upon completion.  The following sets forth more specific information with respect to the Company’s retail development properties as of December 31, 2005:

2005 Deliveries/ 2006 Stabilizations	MSA	Type of Property	Opening Date[1]	Encumbrances	Projected Owned GLA[2]	Projected Total GLA[3]	Percent of Owned GLA Occupied	Percent of Owned GLA Pre-Leased/ Committed[5]	Total Estimated Project Cost[4]	Cost Incurred as of Dec. 31, 2005[4]	Major Tenants and Non-owned Anchors

Florida
Eagle Creek, Phase II [9]	Naples, FL	Retail	Q1 2005		—	165,000	N/A	100.0%	$9,080	$8,863	Big box retailer
Indiana
Traders Point II	Indianapolis, IN	Retail	Q2 2005	$7,595,626	46,600	50,200	40.7%	46.0%	10,650	8,725	Anchored by Traders Point
Red Bank Commons	Evansville, IN	Retail	Q1 2005	$4,425,246	34,500	246,500	69.0%	77.7%	6,400	5,711	Wal-Mart (non-owned); Home Depot (non-owned)
Geist Pavilion	Indianapolis, IN	Retail	Q1 2005	$7,761,554	64,300	64,300	30.8%	84.0%	11,970	10,857	Party Tree

TOTAL				$19,782,426	145,400	526,000	43.0%	86.1%	$38,100	$34,156

2006-2007 Deliveries	MSA	Type of Property	Opening Date[1]	Encumbrances	Projected Owned GLA[2]	Projected Total GLA[3]	Percent of Owned GLA Occupied	Percent of Owned GLA Pre-Leased/ Committed[5]	Total Estimated Project Cost[4]	Cost Incurred as of Dec. 31, 2005[4]	Major Tenants and Non-owned Anchors

Florida
Tarpon Springs Plaza	Naples, FL	Retail	Q1 2007	$4,747,229	81,500	273,300	0.0%	59.9%	$21,500	$10,608	Target (non-owned)
Estero Town Commons [7,8]	Naples, FL	Retail	Q3 2006	$7,804,580	25,600	183,600	0.0%	85.1%	20,000	11,582	Big box retailer
Indiana
Beacon Hill Shopping Center[8]	Crown Point, IN	Retail	Q3 2006	$4,110,959	56,000	161,000	0.0%	7.5%	17,000	10,284	Strack & VanTil’s (non-owned)
Zionsville Place	Indianapolis, IN	Retail	Q2 2006		37,400	42,400	0.0%	0.0%	8,000	3,313	Small shops, garden-style office
Stoney Creek Commons II	Indianapolis, IN	Retail	Q3 2006		49,330	214,530	0.0%	100.0%	6,000	1,040	HH Gregg, Office Depot
Bridgewater Marketplace I	Indianapolis, IN	Retail	Q3 2006		41,031	51,031	0.0%	20.5%	15,000	3,530	Walgreen’s (build-to-suit for sale)
Illinois
Naperville Marketplace [10]	Chicago, IL	Retail	Q3 2005	$16,092,937	175,000	175,000	40.0%	68.7%	30,500	21,754	Marsh Supermarket, TJ Maxx
Oregon
Cornelius Gateway Build-to-Suit For Sale[8]	Portland, OR	Retail	Q2 2006		21,300	36,100	0.0%	0.0%	5,400	3,926	Walgreen’s (non-owned)
Washington
Sandifur Plaza Build-to-Suit for Sale [7,8]	Tri-Cities, WA	Retail	Q4 2006	$1,219,982	27,400	27,400	0.0%	54.0%	6,400	1,934	Walgreen’s
Gateway Shopping Center Phase I 6,7,[8,11]	Seattle, WA	Retail	Q1 2007		30,200	133,200	0.0%	100.0%	8,500	5,542	Kohl’s (non-owned)

TOTAL				$33,975,687	544,761	1,297,561	12.8%	61.8%	$138,300	$73,513

									$176,400	$107,669

[1]	Opening Date is defined as the first date a tenant is open for business or a ground lease or similar payment is made.
[2]

Projected Owned GLA represents gross leasable area that we project will be owned by us. It excludes square footage that we project will be attributable to non-owned outlot structures on land that is owned by us and that we expect to ground lease to tenants. It also excludes non-owned anchor space.

[3]

Projected Total GLA includes Projected Owned GLA, projected square footage attributable to non-owned outlot structures on land that is owned by us, and non-owned anchor space that is currently existing or under construction.

[4]	Dollars in thousands.
[5]

Includes outlots and parcels owned by the Company and ground leased to tenants. Includes leases under negotiation for approximately 101,091 square feet for which we have signed non-binding letters of intent plus two agreements to enter into ground leases with anchor tenants at our Eagle Creek, Phase II and Estero Town Commons properties.

[6]	A second phase is anticipated for Gateway Shopping Center and is projected to include 45,000 square feet of small shops, two outlots, and a 93,000 square foot non-owned anchor.
[7]	Opening Date and Total Estimated Cost based on preliminary siteplan.
[8]

We own the following development properties through joint ventures: Cornelius Gateway (80%); Sandifur Plaza (Walgreen’s 80%; small shops 95%); Beacon Hill (preferred return, then 50%); Gateway Shopping Center (preferred return, then 50% until internal rate of return threshold is reached and then 25%); and Estero Town Commons (preferred return, then 40%)

[9]

We have entered into an agreement to enter into a ground lease for the entire Eagle Creek, Phase II property with a big box retailer. The tenant is obligated to pay and is paying a portion of its rent until the ground lease is executed.

[10]

A 70,000 square foot Marsh is owned by a taxable REIT subsidiary, opened in August, 2005, and is being marketed for sale; however, the Company cannot presently determine whether it can sell this asset within the next twelve months. The projected opening for the remainder of the center is Q3 2006.

Land Held For Future Development

          As of December 31, 2005, we owned interests in land parcels comprising approximately 180 acres that may be used for future expansion of existing properties or development of new retail or commercial properties.

Option Properties and Rights of First Refusal

          In connection with our IPO, we entered into option agreements with the contributors of our properties (or entities controlled or owned by them) that granted our Operating Partnership the right to acquire the following property or interests therein:

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

          Under the terms of the option agreement, once the property reaches 85% occupancy, we may directly or indirectly acquire the property at a price equal to the lesser of:

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

          On March 31, 2005, the Company acquired 32.7 acres of undeveloped land in Naples, Florida (Tarpon Springs Plaza) at a price equal to Messrs. Al Kite, John Kite, Paul Kite and Tom McGowan’s net equity in the property at cost plus the assumption of certain liabilities and the obligation to repay certain indebtedness.  The equity portion of the purchase price was paid through the issuance of 214,049 units of the Operating Partnership valued at approximately $3.1 million.

Tenant Diversification

          No individual retail or commercial tenant accounted for more than 3.3% of the portfolio’s annualized base rent for the year ended December 31, 2005 or 4.5% of total retail portfolio GLA as of December 31, 2005.  The following table sets forth certain information for the largest 10 tenants and non-owned anchor tenants (based on total gross leasable area) open for business at the Company’s retail properties based on minimum rents in place as of December 31, 2005:

TOP 10 RETAIL T ENANTS BY GROSS LEASABLE AREA

Tenant	Number of Locations	Total GLA	Number of Leases	Company Owned GLA	Number of Anchor Owned Locations	Anchor Owned GLA

Lowe’s Home Center	7	919,630	1	128,997	6	790,633
Wal-Mart	3	459,649	2	234,649	1	225,000
Federated Department Stores	1	237,455	1	237,455	0	0
Marsh Supermarkets[1]	3	194,902	3	194,902	0	0
Circuit City	4	132,352	4	132,352	0	0
Dominick’s	2	131,613	2	131,613	0	0
Publix	3	129,357	3	129,357	0	0
Dick’s Sporting Goods	2	126,672	2	126,672	0	0
Kmart	1	110,875	1	110,875	0	0
Burlington Coat Factory	1	107,400	1	107,400	0	0

Total	27	2,549,905	20	1,534,272	7	1,015,633

[1]

Includes the Marsh Supermarket at Naperville Marketplace, which is owned by a taxable REIT subsidiary and which the Company is marketing for sale; however, the Company cannot presently determine whether it can sell this asset within the next twelve months.

          The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail and commercial properties based on minimum rents in place as of December 31, 2005:

TOP 25 TENANTS BY ANNUALIZED BASE RENT (1)

Tenant	Type of Property	Number of Locations	Leased GLA/NRA	% of Owned GLA/NRA of the Portfolio	Annualized Base Rent[1,2]	Annualized Base Rent per Sq. Ft.	% of Total Portfolio Annualized Base Rent

Circuit City	Retail	4	132,352	2.6%	$1,930,110	$14.58	3.3%
State of Indiana	Commercial	3	210,393	4.0%	$1,663,733	$7.91	2.8%
Eli Lilly	Commercial	1	99,542	2.0%	$1,642,443	$16.50	2.8%
Marsh Supermarkets[5]	Retail	2	124,902	2.4%	$1,633,958	$13.08	2.8%
Dominick’s	Retail	2	131,613	2.6%	$1,411,728	$10.73	2.4%
Dick’s Sporting Goods	Retail	2	126,672	2.5%	$1,220,000	$9.63	2.1%
H-E-B Grocery	Retail	1	105,000	2.1%	$1,155,000	$11.00	2.0%
Walgreen’s	Retail	3	39,070	0.8%	$1,031,023	$26.39	1.7%
Bed Bath & Beyond	Retail	3	85,895	1.7%	$1,021,921	$11.90	1.7%
Lowe’s Home Center	Retail	1	128,997	2.5%	$1,014,000	$7.86	1.7%
Publix	Retail	3	129,357	2.5%	$989,361	$7.65	1.7%
Wal-Mart	Retail	2	234,649	4.5%	$930,927	$3.97	1.6%
Ross Stores	Retail	3	87,656	1.7%	$884,301	$10.09	1.5%
Office Depot	Retail	3	84,372	1.7%	$873,089	$10.35	1.5%
Kmart	Retail	1	110,875	2.2%	$850,379	$7.67	1.4%
University Medical Diagnostics Associates[3]	Commercial	1	32,256	0.6%	$844,402	$26.18	1.4%[3]
Old Navy [6]	Retail	4	85,420	1.7%	$824,758	$9.66	1.4%
Winn-Dixie[4]	Retail	2	103,406	2.0%	$806,266	$7.80	1.4%
Kerasotes Theatres	Retail	2	43,050	0.8%	$776,496	$18.04	1.3%
A & P	Retail	1	58,732	1.2%	$763,516	$13.00	1.3%
Shoe Pavilion	Retail	1	31,396	0.6%	$722,108	$23.00	1.2%
City Securities	Commercial	1	34,949	0.7%	$694,900	$19.88	1.2%
Indiana University Healthcare Associates	Commercial	1	31,175	0.6%	$622,201	$19.96	1.0%[3]
Bealls	Retail	2	79,611	1.6%	$576,000	$7.24	1.0%
Petsmart	Retail	2	50,909	1.0%	$537,095	$10.55	0.9%

TOTAL			2,382,249	46.6%	$25,419,715	$10.67	43.1%

[1]	Annualized base rent represents the monthly contractual rent for December 2005 for each applicable tenant multiplied by 12.
[2]	Excludes tenants at development properties which are Build-to-Suits for sale.
[3]	Property held in unconsolidated joint venture. Annualized base rent is reflected at 100 percent.
[4]

In February 2005, Winn-Dixie Stores, Inc. filed a petition for Chapter 11 bankruptcy to reorganize its business operations. On February 28, 2006, Winn-Dixie announced plans to close its store at Shops at Eagle Creek but had not at that date rejected the lease at this property.  In its announcement, Winn-Dixie included its store at Waterford Lakes on its list of stores that it intended to retain as of that date.

[5]

Excludes the Marsh Supermarket at Naperville Marketplace, which is owned by a taxable REIT subsidiary and which the Company is marketing for sale; however, the Company cannot presently determine whether it can sell this asset within the next twelve months.  Also excludes the Marsh Supermarket at Geist Pavilion where the tenant has commenced payment of rent but has not opened for business.

[6]	This tenant’s lease at Glendale Mall for approximately 20,600 square feet at a base rent of $8.50 per square foot expired in January 2006 and the tenant elected to not renew.

Geographic Information

          The Company owns 40 operating retail properties totaling approximately 6.2 million of owned square feet in nine states.  As of December 31, 2005, the Company owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area and a related parking garage.  All of these commercial properties are located in the state of Indiana.  The following table summarizes the Company’s operating properties by state as of December 31, 2005:

	Number of Operating Properties	Owned GLA/NRA [2]	Percent of Owned GLA/NRA	Total Number of Leases	Annualized Base Rent [3]	Percent of Annualized Base Rent	Annualized Base Rent per Leased SF

Indiana	19	2,089,814	41.3%	211	$21,906,051	39.3%	$11.46
• Retail – Mall	1	579,189	11.5%	41	$2,321,935	4.2%	$4.94
• Retail	13	947,973	18.7%	147	$11,674,627	20.9%	$13.05
• Commercial	5	562,652	11.1%	23	$7,909,489	14.2%	$14.45
Texas	8	1,136,186	22.4%	96	$13,735,638	24.6%	$12.16
Florida	8	1,001,184	19.8%	118	$9,431,942	16.9%	$9.63
Illinois	2	231,770	4.6%	36	$3,105,362	5.6%	$14.12
New Jersey	1	114,928	2.3%	16	$1,742,524	3.1%	$16.06
Georgia	2	142,707	2.8%	28	$1,606,810	2.9%	$11.36
Washington	3	102,146	2.0%	26	$1,742,044	3.1%	$17.22
Ohio	1	231,730	4.6%	6	$2,209,767	4.0%	$9.54
Oregon	1	9,845	0.2%	7	$267,756	0.5%	$27.20

TOTAL	45	5,060,310	100.0%	544	$55,747,894	100.0%	$11.53

[1]	Excludes tenants at development properties which are Build-to-Suits for sale.
[2]

Owned GLA/NRA represents gross leasable area or net leasable area owned by the Company. It does not include 24 parcels or outlots owned by the Company and ground leased to tenants which contain 24 non-owned structures totaling approximately 159,319 square feet. It also excludes the square footage of Union Station Parking Garage.

[3]

Annualized Base Rent Revenue excludes $2,220,880 in annualized ground lease revenue attributable to parcels and outlots owned by the Company and ground leased to tenants. It also excludes approximately $500,000 in 2005 annualized minimum rent attributable to Union Station Parking Garage as well as the leases on properties classified as development properties.

Lease Expirations

          Approximately 4.0% and 4.5% of total annualized base rent and total GLA/NRA, respectively, expire in 2006.  The following tables show scheduled lease expirations for retail and commercial tenants and development property tenants open for business and development property tenants open for business as of December 31, 2005 assuming none of the tenants exercise renewal options.  The tables include tenants open for business at operating retail and commercial properties as of December 31, 2005.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO1

	Number of Expiring Leases [2]	Expiring GLA/NRA[3]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[4]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue

2006	84	220,034	4.5%	$2,244,126	4.0%	$10.20	$0
2007	79	236,113	4.8%	$3,262,127	5.7%	$13.82	$0
2008	46	443,975	9.1%	$3,289,545	5.8%	$7.41	$0
2009	55	200,641	4.1%	$3,042,755	5.4%	$15.17	$0
2010	70	443,207	9.1%	$5,356,643	9.4%	$12.09	$0
2011	34	573,557	11.7%	$5,119,426	9.0%	$8.93	$0
2012	33	269,439	5.5%	$3,677,126	6.5%	$13.65	$85,000
2013	18	180,008	3.7%	$2,544,668	4.5%	$14.14	$0
2014	32	308,393	6.3%	$3,940,821	6.9%	$12.78	$427,900
2015	43	592,536	12.1%	$6,970,357	12.3%	$11.76	$251,500
Beyond	44	1,422,446	29.1%	$17,354,213	30.5%	$12.20	$1,456,480

TOTAL	538	4,890,349	100.0%	$56,801,807	100.0%	$11.62	$2,220,880

[1]	Excludes tenants at development properties which are Build-to-Suits for sale.
[2]	Lease expiration table reflects rents in place as of December 31, 2005 and does not include option periods; 2006 expirations include month-to-month tenants. This column also excludes ground leases.
[3]	Expiring GLA excludes square footage for non-owned ground lease structures.
[4]	Annualized base rent represents the monthly contractual rent for December 2005 for each applicable tenant multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL ANCHOR TENANTS1

	Number of Expiring Leases [2]	Expiring GLA[3]	% of Total GLA Expiring	Expiring Annualized Base Rent[4]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue

2006	3	66,964	1.4%	$170,982	0.3%	$2.55	$0
2007	6	91,926	1.9%	$744,076	1.3%	$8.09	$0
2008	3	342,049	7.0%	$1,414,227	2.5%	$4.13	$0
2009	3	69,389	1.4%	$669,318	1.2%	$9.65	$0
2010	11	284,459	5.8%	$2,586,106	4.6%	$9.09	$0
2011	7	407,087	8.3%	$2,080,426	3.7%	$5.11	$0
2012	5	135,399	2.8%	$1,137,158	2.0%	$8.40	$0
2013	1	11,960	0.2%	$161,460	0.3%	$13.50	$0
2014	5	91,602	1.9%	$983,243	1.7%	$10.73	$0
2015	13	462,074	9.5%	$4,313,053	7.6%	$9.33	$0
Beyond	30	1,312,063	26.8%	$14,932,047	26.2%	$11.38	$1,040,000

TOTAL	87	3,274,972	67.0%	$29,192,096	51.4%	$8.91	$1,040,000

[1]	Retail anchor tenants are defined as tenants which occupy 10,000 square feet or more. Excludes tenants at development properties which are Build-to-Suits for sale.
[2]	Lease expiration table reflects rents in place as of December 31, 2005 and does not include option periods; 2006 expirations include month-to-month tenants. This column also excludes ground leases.
[3]	Expiring GLA excludes square footage for non-owned ground lease structures.
[4]	Annualized base rent represents the monthly contractual rent for December 2005 for each applicable property multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL SHOPS

	Number of Expiring Leases [1]	Expiring GLA [2]	% of Total GLA Expiring	Expiring Annualized Base Rent [3]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue

2006	79	145,967	3.0%	$1,959,495	3.4%	$13.42	$0
2007	71	140,232	2.9%	$2,440,691	4.3%	$17.40	$0
2008	42	93,961	1.9%	$1,715,381	3.0%	$18.26	$0
2009	52	131,252	2.7%	$2,373,437	4.2%	$18.08	$0
2010	58	149,870	3.0%	$2,590,758	4.6%	$17.29	$0
2011	24	66,928	1.4%	$1,396,557	2.5%	$20.87	$0
2012	26	96,988	2.0%	$1,949,260	3.4%	$20.10	$85,000
2013	13	39,694	0.8%	$793,577	1.4%	$19.99	$0
2014	25	66,842	1.4%	$1,569,228	2.8%	$23.48	$427,900
2015	26	89,491	1.8%	$1,956,275	3.4%	$21.86	$251,500
Beyond	12	46,952	0.9%	$955,563	1.7%	$20.35	$416,480

TOTAL	428	1,068,177	21.8%	$19,700,222	34.7%	$18.44	$1,180,880

[1]	Lease expiration table reflects rents in place as of December 31, 2005 and does not include option periods; 2006 expirations include month-to-month tenants. This column also excludes ground leases.
[2]	Expiring GLA excludes square footage for non-owned ground lease structures.
[3]	Annualized base rent represents the monthly contractual rent for December 2005 for each applicable property multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE – COMMERCIAL  TENANTS

	Number of Expiring Leases[1]	Expiring NRA	% of Total NRA Expiring	Expiring Annualized Base Rent [2]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.

2006	2	7,103	0.2%	$113,648	0.2%	$16.00
2007	2	3,955	0.1%	$77,360	0.1%	$19.56
2008	1	7,965	0.2%	$159,938	0.3%	$20.08
2009	0	0	0.0%	$0	0.0%	$0.00
2010	1	8,878	0.2%	$179,780	0.3%	$20.25
2011	3	99,542	2.0%	$1,642,443	2.9%	$16.50
2012	2	37,052	0.8%	$590,708	1.1%	$15.94
2013	4	128,354	2.6%	$1,589,631	2.8%	$12.38
2014	2	149,949	3.0%	$1,388,350	2.4%	$9.26
2015	4	40,971	0.8%	$701,029	1.2%	$17.11
Beyond	2	63,431	1.3%	$1,466,602	2.6%	$23.12

Total	23	547,200	11.2%	$7,909,489	13.9%	$14.45

[1]	Lease expiration table reflects rents in place as of December 31, 2005 and does not include option periods; 2006 expirations include month-to-month tenants. This column also excludes ground leases.
[2]	Annualized base rent represents the monthly contractual rent for December 2005 for each applicable property multiplied by 12.

ITEM 3.  LEGAL PROCEEDINGS

          We are a party to various legal proceedings, which arise in the ordinary course of business.  We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our consolidated financial position or consolidated results of operations

ITEM 4.  SUBMISSION OF MATTTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Market Information – Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “KRG”.  On March 10, 2006, the last reported sales price of our common shares on the NYSE was $15.20.

          The following table sets forth, for the periods indicated, the high and low sales prices and the closing prices for the Company’s common shares:

	High	Low	Closing

Period August 11, 2004 to September 30, 2004	$13.56	$12.50	$13.15
Quarter Ended December 31, 2004	$15.61	$12.70	$15.28
Quarter Ended March 31, 2005	$15.65	$14.05	$14.40
Quarter Ended June 30, 2005	$15.50	$13.40	$15.00
Quarter Ended September 30, 2005	$16.52	$14.75	$14.92
Quarter Ended December 31, 2005	$16.26	$14.04	$15.47

          Holders – The number of holders of record of our common shares was 21 as of March 10, 2006.

          Distributions- Our Board of Trustees declared the following cash distributions per share to our common shareholders for the year ended December 31, 2005 and for the period from the date of our IPO on August 16, 2004 through December 31, 2004:

Quarter	Record Date	Distribution Per Share	Payment Date

3rd 2004	October 4, 2004	$0.09375	October 15, 2004 [1]
4th 2004	January 4, 2005	$0.1875	January 15, 2005
1st 2005	April 5, 2005	$0.1875	April 19, 2005
2nd 2005	July 5, 2005	$0.1875	July 19, 2005
3rd 2005	October 3, 2005	$0.1875	October 18, 2005
4th 2005	January 6, 2006	$0.1875	January 17, 2006

[1]	The distribution paid on October 15, 2004 was pro-rated for the period from the date of our IPO on August 16, 2004 through September 30, 2004.

          We intend to continue to pay regular quarterly distributions to our common shareholders. Future distributions will be declared and paid at the discretion of our Board of Trustees, and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Trustees deem relevant. We anticipate that for the foreseeable future, cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by us. Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us.  Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. These distributions have the effect of deferring taxation until the sale of a shareholder’s common shares. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income. Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements.  For the taxable year ended December 31, 2005, approximately 52.16% of our distributions to shareholders constituted a return of capital, approximately 42.56% constituted taxable ordinary income dividends and approximately 5.28% constituted taxable capital gains.

          Under our revolving credit facility, we are permitted to make distributions to our shareholders not to exceed 95% of our Funds From Operations (“FFO”) provided that no event of default exists.  See page 49 for a discussion of FFO.  If an event of default exists, we may only make distributions sufficient to maintain our REIT status.

          The Company did not repurchase any of its common shares nor sell any unregistered securities during the period covered by this report.

ITEM 6.  SELECTED FINANCIAL DATA

          The following tables set forth, on a historical basis, selected financial and operating information.  The financial information has been derived from the consolidated balance sheets and statements of operations of the Company and the combined statements of operations of the Predecessor.  This information should be read in conjunction with the audited consolidated financial statements of the Company and its Predecessor and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

	The Company		The Predecessor

	Year Ended December 31, 2005	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004

				Year Ended December 31,

				2003	2002	2001

	($ in thousands, except share and per share data)
Operating Data:
Revenues:
Rental related revenue and other	$72,945	$19,755	$12,935	$11,056	$5,921	$2,179
Construction and service fees	26,420	9,334	5,257	14,852	22,445	8,585

Total revenue	99,365	29,089	18,192	25,908	28,366	10,764
Expenses:
Property operating	12,344	3,667	4,033	3,603	2,123	190
Real estate taxes	7,459	1,927	1,409	1,132	549	57
General and administrative	5,328	1,781	1,477	2,746	1,905	1,081
Cost of construction and services	21,823	8,787	4,405	11,536	19,509	6,437
Depreciation and amortization	21,791	7,661	3,270	2,405	835	360
Interest expense	18,089	4,449	4,557	3,809	2,206	1,249
Loan prepayment penalties and expenses	—	1,671	—	—	—	—
Income tax expense of taxable REIT subsidiary	1,042	—	—	—	—	—

Total expenses	87,876	29,943	19,151	25,231	27,127	9,374
Minority interest (income) loss	(1,267)	(126)	215	(233)	85	(74)
Equity in earnings of unconsolidated entities and other, net	253	134	164	273	1,318	195

Income (loss) from continuing operations	10,475	(846)	(580)	717	2,642	1,511
Operating income (loss) from discontinued operations	1,078	367	388	720	(404)	—
Gain on sale of operating property	7,212	—	—	—	—	—
Limited partners’ interest in operating partnership	(5,329)	147	—	—	—	—

Net income (loss)	$13,436	$(332)	$(192)	$1,437	$2,238	$1,511

Income (loss) per common share - basic:
Continuing operations	$0.35	$(0.03)
Discontinued operations	0.28	0.01

	$0.63	$(0.02)

Income (loss) per common share - diluted:
Continuing operations	$0.35	$(0.03)
Discontinued operations	0.27	0.01

	$0.62	$(0.02)

Weighted average Common Shares outstanding - basic	21,406,980	18,727,977

Weighted average Common Shares outstanding - diluted	21,520,061	18,727,977

Distributions paid per Common Share	$0.75	$0.09375

	The Company Year Ended December 31,		The Predecessor Year Ended December 31,

	2005	2004	2003	2002	2001

	($ in thousands)
Balance Sheet Data:
Investment properties, net	$738,734	$521,078	$149,346	$54,022	$36,673
Cash and cash equivalents	15,209	10,103	2,189	3,493	1,200
Total assets	799,230	563,544	171,336	71,388	49,091
Mortgage and other indebtedness	375,246	283,479	141,498	58,711	40,540
Total liabilities	436,106	336,922	165,778	70,954	49,626
Limited partners’ interests in the operating partnership	84,245	68,423	—	—	—
Shareholders’ equity (deficit)	278,879	158,199	5,558	434	(535)
Total liabilities and shareholders’ equity (deficit)	799,230	563,544	171,336	71,388	49,091

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

          As of December 31, 2005, we owned interests in a portfolio of 40 operating retail properties totaling approximately 6.2 million square feet of gross leasable area (including non-owned anchor space) and 14 retail properties under development that are expected to contain approximately 1.8 million square feet of gross leasable area (including non-owned anchor space) upon completion. As of December 31, 2005, we also owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area and a related parking garage. In addition, at that date we owned interests in land parcels comprising approximately 180 acres that may be used for expansion of existing properties or future development of new retail or commercial properties.

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

Purchase Price Allocation

          The purchase price of properties is allocated to tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). In making estimates of fair values for the purpose of allocating purchase price, a number of sources are utilized.  We also consider information about each property obtained as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of tangible and intangible assets acquired.

          A portion of the purchase price is allocated to tangible assets, including:

•	the fair value of the building on an as-if-vacant basis and to land determined either by real estate tax assessments, independent appraisals or other relevant data.

•

above-market and below-market in-place lease values for acquired properties are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases. The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the lease intangibles would be charged or credited to income.

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

Investment Properties

          Investment properties are recorded at cost and include costs of acquisitions, development, predevelopment, construction costs, certain allocated overhead, tenant allowances and improvements, and interest and real estate taxes incurred during construction.  Significant renovations and improvements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset.  Maintenance and repairs that do not extend the useful lives of the respective assets are reflected in property operating expense.

          The Company incurs costs prior to land acquisition including acquisition contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center.  These pre-development costs are included in construction in progress in the accompanying consolidated balance sheets.  If the Company determines that the development of a property is no longer probable, any pre-development costs previously incurred are immediately expensed.

          The Company capitalizes costs of properties under development such as construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved in the project and other costs incurred during the period of development.   As a development property becomes operational, the Company expenses appropriate costs pro rata based on the occupancy of the property.  The Company does not capitalize costs on a project beyond 12 months after substantial completion of the building shell.

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

          In accordance with SFAS No. 144, operating properties held for sale include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year.  Operating properties are carried at the lower of cost or fair value less costs to sell.  Depreciation and amortization are suspended during the held-for-sale period.

          The Company’s properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company.  In accordance with SFAS No. 144, the operations reported in discontinued operations include those operating properties that were sold or were considered held-for-sale and for which operations and cash flows can be clearly distinguished.  The operations from these properties are eliminated from ongoing operations and the Company will not have a continuing involvement after disposition.  Prior periods have been restated to reflect the operations of these properties as discontinued operations.

          Depreciation on buildings and improvements is provided utilizing the straight-line method over estimated original useful lives ranging from 10 to 35 years. Depreciation on tenant allowances and improvements is provided utilizing the straight-line method over the term of the related lease. Depreciation on equipment and fixtures is provided utilizing the straight-line method over 5 to 10 years.

Revenue Recognition

          As lessor, we retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases.

          Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on tenants’ sales volume (contingent percentage rent).  Percentage rents are recognized when tenants achieve the specified targets as defined in their lease agreements and overage rents are included in other property related revenue in the accompanying statements of operations.

          Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable expense is incurred.

          Gains on sales of real estate are recognized in accordance with Statement of Financial Standards (“SFAS”) No. 66, “Accounting for Real Estate”.  In summary, gains from sales are not recognized unless a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the Company has transferred to the buyer the usual risks and rewards of ownership, and the Company does not have a substantial continuing financial involvement in the property.

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

Accounting for Investments in Joint Ventures

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).  FIN 46R replaces FASB Interpretation No. 46 which was issued in January 2003.  FIN 46R explains how to identify variable interest entities and how to assess whether to consolidate such entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Prior to the issuance of FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46R changes that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both.  During 2005, we entered into nine joint venture agreements.  Pursuant to the provisions of FIN 46R, all of these joint ventures have been consolidated in the accompanying financial statements because we control or the joint venture entities have been deemed to be VIEs and we are the primary beneficiary of the entity.

          On March 31, 2004 we consolidated Glendale Mall joint venture as of that date pursuant to FIN 46R.  Periods prior to March 31, 2004 were not restated as a result of the adoption of FIN 46R.  As a result of the IPO and related formation transactions, Glendale Mall is wholly owned.

          We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence over, but do not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.  As of December 31, 2005, we had two entities that were accounted for under the equity method (Spring Mill Medical and The Centre).

Results of Operations

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Acquisition and Development Activities

          The comparability of results of operations is significantly affected by our development and acquisition activities in 2005 and 2004 and the effects of the IPO and related formation transactions.  At December 31, 2005, we owned interests in 45 operating properties (consisting of 40 retail properties, four commercial operating properties and a related parking garage) and had 14 properties under development. Of the 59 total properties held at December 31, 2005, two operating properties (Spring Mill Medical and The Centre) were owned through joint ventures and accounted for under the equity method.

          We acquired and placed in service the following operating properties during the year ended December 31, 2005:

Property Name	MSA	Acquisition Date

Fox Lake Crossing	Fox Lake, IL	February 7
Plaza Volente	Austin, TX	May 16
Indian River Square	Vero Beach, FL	May 16
Bolton Plaza	Jacksonville, FL	November 1
Market Street Village	Hurst, Texas	November 17

          In addition, the following development properties became operational or partially operational during the year ended December 31, 2005:

Property Name	MSA	Operational Date

Weston Park Phase I	Indianapolis, IN	March 2005
Greyhound Commons	Indianapolis, IN	March 2005
Geist Pavilion	Indianapolis, IN	March 2005
Martinsville Shops	Martinsville, IN	June 2005
Red Bank Commons	Evansville, IN	June 2005
Traders Point II	Indianapolis, IN	June 2005

          At December 31, 2004, we owned interests in 36 operating properties (consisting of 30 retail properties, five commercial properties and a related parking garage) and had nine properties under development.  Of the 45 total properties held at December 31, 2004, two operating properties were owned through joint ventures and were accounted for under the equity method.

          We acquired and placed in service the following operating properties during the year ended December 31, 2004:

Property Name	MSA	Acquisition Date

Silver Glen Crossings	Chicago, IL	April 1
Cedar Hill Village	Dallas, TX	June 28
Galleria Plaza	Dallas, TX	June 29
Wal-Mart Plaza (1)	Gainesville, FL	July 1
Eagle Creek Pad 2	Naples, FL	July 7
Fishers Station (2)	Indianapolis, IN	July 23
Hamilton Crossing	Indianapolis, IN	August 19
Waterford Lakes	Orlando, FL	August 20
Publix at Acworth	Atlanta, GA	August 20
Plaza at Cedar Hill	Dallas, TX	August 31
Sunland Towne Centre	El Paso, TX	September 16
Centre at Panola	Atlanta, GA	September 30
Marsh Supermarket	Indianapolis, IN	November 24
Eastgate Pavilion	Cincinnati, OH	December 1
Four Corner Square	Seattle, WA	December 20

(1)	This property is owned through a joint venture with a third party. We currently receive 85% of the cash flow from this property, which percentage may decrease under certain circumstances.
(2)	This property is owned through a joint venture with a third party. The joint venture partner is entitled to an annual preferred payment of $96,000. All remaining cash flow is allocated to us.

          The following development properties became operational during the year ended December 31, 2004:

Property Name	MSA	Operational Date

Boulevard Crossing	Kokomo, IN	February
Circuit City Plaza	Ft. Lauderdale, FL	March
50th & 12th	Seattle, WA	August
176th & Meridian	Seattle, WA	August
Traders Point	Indianapolis, IN	October
Cool Creek Commons	Indianapolis, IN	October
82nd & Otty	Portland, OR	November
Indiana State Motor Pool	Indianapolis, IN	November

          Glendale Mall was consolidated on March 31, 2004 in accordance with the provisions of FIN 46R. Previously, it had been accounted for under the equity method.  In connection with our IPO, we acquired the remaining joint venture and outside partner interests in a total of nine properties, including Glendale Mall.  As a result, these properties are now consolidated in the accompanying financial statements.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

          The following table reflects key line items from our consolidated and combined statements of operations for the years ended December 31, 2005 and 2004:

	The Company	Combined The Company and The Predecessor

	Year Ended December 31,		Increase (Decrease) 2004 to 2005

	2005	2004

Rental income (including tenant reimbursements)	$66,936,189	$29,088,083	$37,848,106	130%
Other property related revenue	5,793,443	3,460,759	2,332,684	67%
Construction and service fee revenue	26,419,801	14,591,069	11,828,732	81%
Other income, net	215,422	141,265	74,157	52%
Property operating expense	12,343,345	7,699,816	4,643,529	60%
Real estate taxes	7,458,563	3,336,110	4,122,453	124%
Cost of construction and services	21,823,278	13,192,159	8,631,119	65%
General, administrative, and other	5,327,735	3,257,691	2,070,044	64%
Depreciation and amortization	21,791,136	10,931,639	10,859,497	99%

Operating income	30,620,798	8,863,761	21,757,037
Interest expense	18,089,421	9,006,169	9,083,252	101%
Loan prepayment penalties and expenses	—	1,671,449	(1,671,449)	-100%
Income tax expense of taxable REIT subsidiary	1,041,463	—	1,041,463	—
Minority interest (income) loss	(1,267,122)	89,087	(1,356,209)	—
Equity in earnings of unconsolidated entities	252,511	297,901	(45,390)	-15%
Operating income from discontinued operations	1,077,433	755,199	322,234	43%
Gain on sale of operating property	7,212,402	—	7,212,402	—
Limited Partners’ interest in Operating Partnership	(5,329,298)	146,968	(5,476,266)	—

Net income (loss)	$13,435,840	$(524,702)	$13,960,542

          Revenues:

          Rental income (including tenant reimbursements) increased from $29.1 million in 2004 to $66.9 million in 2005, an increase of $37.8 million or 130%.  Approximately $23.3 million of this increase was attributable to properties acquired in 2004 and 2005, approximately $10.5 million of the increase was due to properties that opened in 2004 or 2005, approximately $0.3 million was due to the consolidation of Glendale Mall as of March 31, 2004, approximately $3.0 million was attributable to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions, approximately $0.4 million was attributable to properties operating for all of 2005 and 2004 and approximately $0.3 million was due to the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease.

          Other property related revenue primarily consists of parking revenues, lease settlement income and gains on land sales before income taxes and minority interests. This category increased from $3.5 million in 2004 to $5.8 million in 2005, an increase of $2.3 million or 67%.  This increase was attributable to incremental 2005 gains on the sale of land parcels and related development rights of approximately $2.5 million and lease termination and other revenue of $0.1 million, partially offset by a reduction of approximately $0.4 million due to the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease.

          Construction revenue and service fees increased from $14.6 million in 2004 to $26.4 million in 2005, an increase of $11.8 million or 81%.  Approximately $5.6 million of the increase reflects proceeds from the sale of a Walgreen’s as part of our merchant building activity, approximately $5.6 of the increase is due to increases in construction contracts with third parties and approximately $1.3 million represents an increase is fee income ancillary to our development activities. This increase was partially offset by a decline in advisory fees of approximately $0.7 million.

          Expenses:

          Property operating expenses increased from $7.7 million in 2004 to $12.3 million in 2005, an increase of $4.6 million or 60%. Approximately $3.1 million of this increase was attributable to properties acquired in 2004 and 2005, approximately $1.0 million was due to properties opened in 2004 or 2005, approximately $0.4 million was due to the consolidation of the Glendale Mall property as of March 31, 2004 and approximately $0.2 million of the increase was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions.  Offsetting these increases was a decrease of approximately $0.2 million due to the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease.

          Real estate taxes increased from $3.3 million in 2004 to $7.4 million in 2005, an increase of $4.1 million or 124%. Approximately $3.2 million of this increase was attributable to properties acquired in 2004 and 2005, approximately $0.9 million was attributable to properties that opened in 2004 or 2005, approximately $0.3 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions and approximately $0.1 million was attributable to properties operating for all of 2005 and 2004.  Offsetting the increases was a decrease of approximately $0.4 million at Glendale Mall from a successful property tax appeal at this property.

          Cost of construction and services increased from $13.2 million in 2004 to $21.8 million in 2005, an increase of $8.6 million or 65%.  Approximately $4.1 million of this increase was attributable to costs associated with the sale of a Walgreen’s as part of our merchant building activity.  The remaining increase of approximately $4.5 million was largely due to an increase in construction contracts with third-party customers.

          General, administrative and other expense increased from $3.3 million in 2004 to $5.3 million in 2005, an increase of $2.0 million or 64%.  Approximately $1.5 million of this increase is attributable to incremental costs of operating as a public company and approximately $0.6 million is attributable to the growth in our company, resulting in increased salaries, benefits and related costs.

          Depreciation and amortization increased from $10.9 million in 2004 to $21.8 million in 2005, an increase of $10.9 million or 99%. Approximately $7.6 million of the increase was attributable to properties acquired in 2004 and 2005, approximately $2.4 million is attributable to properties that opened in 2004 or 2005, $0.9 million was due to the consolidation of properties following our acquisition of the joint venture and minority partners’ interests in connection with our IPO and related formation transactions, and $0.1 million was attributable to properties that were operating for all of 2005 and 2004.

          Interest expense increased from $9.0 million in 2004 to $18.1 million in 2005, an increase of $9.1 million, or 101%. Approximately $4.6 million was attributable to properties that opened in 2004 or 2005, approximately $3.9 million was due to increased borrowings on our line of credit used primarily to finance property acquisition activities, approximately $3.0 million of the increase was attributable to properties acquired in 2004 and 2005, approximately $1.1 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions, and approximately $0.2 million was due to the consolidation of the Glendale Mall property as of March 31, 2004.  Offsetting these increases was a reduction of interest expense of approximately $3.9 million from the payoff of indebtedness in connection with our IPO and 2005 Offering.

          Loan prepayment penalties and related expenses of approximately $1.7 million were incurred in 2004 in connection with our IPO and related formation transactions.

          Minority interest was income of approximately $1.3 million in 2005 and a loss of approximately $0.1 million in 2004.  The 2005 income is largely attributable to gains on the sale of land parcels and development fees.  The 2004 loss is attributable to certain minority interests acquired in connection with our 2004 IPO and related formation transactions.  These interests recognized a loss of $0.1 million in 2004 prior to the date of our IPO and were consolidated from the date of their acquisition.

          Operating income from discontinued operations was $1.1 million in 2005 and $0.8 million in 2004.  This activity relates to the Mid-America Clinical Labs property that we sold on December 30, 2005.  All periods have been restated to reflect the effects of this transaction.  The increase between years is attributable to the reduction in interest expense from the payoff of indebtedness in connection with our IPO and related formation transactions.

          Gain on sale of operating property was $7.2 million in 2005.  In December, we sold the Mid-America Clinical Labs property in a like-kind exchange under Section 1031 of the Internal Revenue Code.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Acquisition and Development Activities

          The comparability of our results of operations is significantly affected by our development, redevelopment and acquisition activities in 2004 and 2003. At December 31, 2004 we owned interests in 36 operating properties (consisting of 30 retail properties, five commercial operating properties and a related parking garage) and had nine properties under development. Of the 45 total properties held at December 31, 2004, two development properties were owned through joint ventures and accounted for under the equity method.  On March 13, 2003, we acquired and placed in service Ridge Plaza Shopping Center; on June 10, 2003, we acquired and placed in service King’s Lake Shopping Center; and on July 8, 2003 we acquired and placed in service Shops at Eagle Creek.  In December 2004, PEN Products became operational.

          At December 31, 2003, we owned interests in 17 operating properties (consisting of 12 retail properties and four commercial properties and a related parking garage) and had 13 properties under development. Of the 30 total properties held at December 31, 2003, seven operating properties and two development properties were owned through joint ventures and accounted for under the equity method.

          In 2003, four significant development and redevelopment properties were completed. Mid-America Clinical Labs opened in October, Spring Mill Medical (a joint venture) opened in September, Preston Commons opened in July and Thirty South opened in April.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

          The following table reflects key line items from our consolidated and combined statements of operations for the years ended December 31, 2004 and 2003:

	Combined The Company and The Predecessor	The Predecessor

	Year Ended December 31,		Increase (Decrease) 2003 to 2004

	2004	2003

Rental income (including tenant reimbursements)	$29,088,083	$9,394,529	$19,693,554	210%
Other property related revenue	3,460,759	1,511,914	1,948,845	129%
Construction and service fee revenue	14,591,069	14,851,925	(260,856)	-2%
Other income, net	141,265	149,930	(8,665)	-6%
Property operating expense	7,699,816	3,603,094	4,096,722	114%
Real estate taxes	3,336,110	1,131,404	2,204,706	195%
Cost of construction and services	13,192,159	11,536,538	1,655,621	14%
General, administrative, and other	3,257,691	2,745,657	512,034	19%
Depreciation and amortization	10,931,639	2,405,507	8,526,132	354%

Operating income	8,863,761	4,486,098	4,377,663
Interest expense	9,006,169	3,808,921	5,197,248	136%
Loan prepayment penalties and expenses	1,671,449	—	1,671,449	—
Income tax expense of taxable REIT subsidiary	—	—	—	—
Minority interest (income) loss	89,087	(232,819)	321,906	—
Equity in earnings of unconsolidated entities	297,901	273,118	24,783	9%
Operating income from discontinued operations	755,199	719,490	35,709	—
Gain on sale of operating property	—	—	—	—
Limited Partners’ interest in Operating Partnership	146,968	—	146,968	—

Net income (loss)	$(524,702)	$1,436,966	$(1,961,668)

          Revenues:

          Rental income (including tenant reimbursements) increased from $9.4 million in 2003 to $29.1 million in 2004, an increase of $19.7 million or 210%.  Approximately $14.1 million of this increase was attributable to properties acquired in 2003 and 2004 or opened in 2004, approximately $2.9 million was due to the consolidation of Glendale Mall as of March 31, 2004, approximately $1.8 million was attributable to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions, and approximately $0.9 million was attributable to properties that became operational in 2003 and, therefore, had a full year of rental income in 2004.

          Other property related revenue primarily consists of parking revenues, lease settlement income and gains on land sales. This category increased from $1.5 million in 2003 to $3.4 million in 2004, an increase of $1.9 million or 129%.  This increase was largely due to gains on the sale of two land parcels in 2004 totaling $1.5 million, along with overage rent of $0.3 million recorded for a property acquired in 2004 and an increase in lease termination income of $0.3 million.

          Construction revenue and service fees decreased from $14.9 million in 2003 to $14.6 million in 2004, a decrease of $0.3 million or 2.0%.  This decrease is due to a decline in advisory fees of approximately $1.0 million offset by an increase of $0.7 million in construction contracts with third-party customers.

          Expenses:

          Property operating expenses increased from $3.6 million in 2003 to $7.7 million in 2004, an increase of $4.1 million or 114%. Approximately $2.5 million of this increase was attributable to properties acquired in 2003 and 2004 or opened in 2004, $1.7 million was due to the consolidation of the Glendale Mall property as of March 31, 2004, and $0.2 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions.  Offsetting these increases was a decrease of approximately $0.2 million due to the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease.

          Real estate taxes increased from $1.1 million in 2003 to $3.3 million in 2004, an increase of $2.2 million or 195%. Approximately $1.7 million of this increase was attributable to properties acquired in 2003 or opened in 2004, $0.2 million was due to the consolidation of the Glendale Mall property as of March 31, 2004 and $0.2 million was attributable to properties that became operational in 2003 and, therefore, had a full year of real estate tax expense in 2004.

          Cost of construction and services increased from $11.5 million in 2003 to $13.2 million in 2004, an increase of $1.7 million or 14%.  Approximately $0.9 million of this increase was due to an increase in construction contracts with third-party customers.  Approximately $0.8 million of the increase is due to higher costs in support of the Company’s advisory services businesses.

          General, administrative and other expense increased from $2.7 million in 2003 to $3.2 million in 2004, an increase of $0.5 million or 19%.  This increase is primarily due to incremental costs of operating as a public company.

          Depreciation and amortization increased from $2.4 million in 2003 to $10.9 million in 2004, an increase of $8.5 million or 354%. Approximately $3.9 million of the increase was attributable to properties acquired in 2003 and 2004 or opened in 2004, approximately $3.2 million was due to the consolidation of the Glendale Mall property as of March 31, 2004, $0.8 million was due to the consolidation of properties following our acquisition of the joint venture and minority partners’ interests in connection with our IPO and related formation transactions, and $0.2 million was attributable to properties that became operational in 2003 and, therefore, had a full year of depreciation and amortization expense in 2004.

          Interest expense increased from $3.8 million in 2003 to $9.0 million in 2004, an increase of $5.2 million, or 136%. Approximately $2.4 million of the increase was attributable to properties acquired in 2003 and 2004 or opened in 2004, approximately $0.6 million was attributable to incremental financing costs in connection with our IPO and related formation transactions, approximately $0.6 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions, approximately $0.6 million was due to increased borrowings on our line of credit used primarily to finance property acquisition activities, approximately $0.5 million was due to the consolidation of the Glendale Mall property as of March 31, 2004 and approximately $0.1 million was attributable to properties that became operational in 2003 and, therefore, had a full year of interest expense in 2004

          Loan prepayment penalties and related expenses of approximately $1.7 million were incurred in 2004 in connection with our IPO and related formation transactions.

          Minority interest was a loss of approximately $0.1 million in 2004 and income of approximately $0.2 million in 2003.  The 2004 loss is attributable to certain minority interests acquired in connection with our 2004 IPO and related formation transactions.  These interests recognized a loss of $0.1 million in 2004 prior to the date of our IPO and were consolidated from the date of their acquisition.

          Operating income from discontinued operations was $0.8 million in 2004 and $0.7 million in 2003.  This activity relates to the Mid-America Clinical Labs property that we sold on December 30, 2005.  All periods have been restated to reflect the effects of this transaction.

Liquidity and Capital Resources

          As of December 31, 2005, we had cash and cash equivalents on hand of $15.2 million.

          As of December 31, 2005, our borrowing base under the revolving credit facility was approximately $117.1 million, of which approximately $24.1 million was available for additional borrowings.  With the prior consent of the lenders we have the option to increase our borrowings under the credit facility to a maximum of $250 million.  We may also extend the facility for one year, provided that no events of default exist and subject to an extension fee of $300,000.  Borrowings under the credit facility bear interest at a floating rate of LIBOR plus 135 to 160 basis points, depending on our leverage ratio.  As of December 31, 2005, there are 32 properties available to be added to the borrowing base (upon completion of the lender’s due diligence process) as additional funds are required for potential additional borrowing capacity in excess of $150 million.

          Our ability to borrow under this credit facility is subject to our ongoing compliance with a number of financial and other covenants, including with respect to our amount of leverage, minimum interest and fixed charge coverage ratios, our minimum tangible net worth, the collateral pool properties generating sufficient net operating income to maintain a certain fixed charge ratio and minimum aggregate occupancy rate.  Under the terms of the credit facility, we are permitted to make distributions to our shareholders of up to 95% of our funds from operations provided that no event of default exists.  If an even of default exists, we may only make distributions sufficient to maintain our REIT status.  As of December 31, 2005, we were in compliance with all of the financial covenants under the credit facility.

           In October 2005, we completed an offering of common shares that provided us with an aggregate of approximately $133.2 million of net proceeds (including the underwriters’ exercise of their overallotment option and after deducting underwriting discounts, commissions and other expenses).  We used approximately $112.9 million of these net proceeds to pay down outstanding indebtedness.  As a result, we believe that our balance sheet has been significantly improved, and additional amounts are available for future borrowing to fund acquisitions and development of properties and other cash needs.  As a result of the paydown of debt in connection with our October 2005 offering, our Traders Point, Eagle Creek Phase II, Weston Park, Shops at Otty, and Circuit City properties were available to be added to the borrowing base.  We also used approximately $14.0 million of the net proceeds to acquire Bolton Plaza and approximately $6.3 for general corporate purposes, including acquisition of land, capital expenditures, development costs and working capital.

          The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our operating partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During 2005, we incurred approximately $0.5 million of costs for recurring capital expenditures and $1.6 million of costs for tenant improvements and leasing commissions, all exclusive of amounts incurred under construction loans or our revolving credit facility for our development properties.  We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the revolving credit facility.

          Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties and payment of indebtedness at maturity. As of December 31, 2005, we have 14 development projects underway that are expected to cost approximately $176 million, of which approximately $108 million had been incurred as of December 31, 2005. In addition, we are actively pursuing the acquisition and development of other properties, which will require additional capital. We do not expect that we will have sufficient funds on hand to meet these long-term cash requirements. We will have to satisfy these needs through either additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions and joint venture transactions.

          We believe that we will have access to these sources of capital to fund our long-term liquidity requirements but we cannot assure that this will be the case. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

          We use derivatives to add stability to interest expense and to manage our exposure to interest rate movements and other identified risks.  To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  During 2005, such derivatives were used to hedge the variable cash flows associated with certain of our existing variable-rate debt.

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

          In January 2005, Ultimate Electronics filed for Chapter 11 bankruptcy protection to reorganize its business operations.  During the second quarter of 2005 this tenant rejected its leases with us at Galleria Plaza and at Cedar Hill Plaza.  During the third quarter of 2005, we re-leased the former Ultimate Electronics spaces at Galleria Plaza to Shoe Pavilion and at Cedar Hill Village to 24 Hour Fitness.  These two leases represent a total of approximately 64,000 square feet. We anticipate that both tenants will open in the spring of 2006.  We anticipate investing approximately $1.9 million in tenant improvements in connection with re-leasing these spaces.

          In February 2005, Winn-Dixie Stores, Inc. filed for Chapter 11 bankruptcy protection to reorganize its business operations.  This tenant operates in two locations in our portfolio (Shops at Eagle Creek and Waterford Lakes) totaling approximately 103,400 square feet at an average base rent of $7.80 per square foot, representing approximately 1.4% of our total annualized base rent as of December 31, 2005.  The tenant continues to operate in both locations and has paid base rent (excluding a portion of common area maintenance and real estate tax reimbursements) through March 2006 but there can be no assurance of its ability to pay rent prospectively.  On February 28, 2006, Winn-Dixie announced plans to close its store at Shops at Eagle Creek but had not at that date rejected the lease at this property.  The store at Shops at Eagle Creek contains approximately 51,700 square feet leased to Winn-Dixie at a base rent of $7.69 per square foot.  In its announcement, Winn-Dixie included its store at Waterford Lakes in its list of stores that it intended to retain as of that date.

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

          Our Glendale Mall property in Indianapolis, Indiana has an annualized base rent of approximately $2.5 million as of December 31, 2005, or approximately 4.2% of our total annualized base rent.  As of December 31, 2005, Glendale Mall was approximately 81% leased.  We are currently evaluating several strategic alternatives with respect to this property including continuing to lease space in its current configuration and the possibility of redeveloping or selling the property.

          See Item 7A. for a discussion of the impact of inflation on the Company.

Cash Flows

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

          Cash provided by operating activities was $23.5 million for the year ended December 31, 2005, an increase of $10.6 million over 2004. The increase resulted largely from the addition of eleven operating properties subsequent to our IPO and was partially offset by cash used through changes in deferred costs and other assets of $5.5 million, tenant receivables of $2.7 million, and accounts payables and accrued expenses of $2.0 million.

          Cash used in our investing activities totaled $206.0 million in 2005, a decrease of $21.9 million from 2004.  We invested $50.4 million and $66.8 million in our development properties in 2005 and 2004, respectively.  During 2005, we acquired five operating properties and various development land parcels for a total net purchase price of $178.5 million while during 2004 we acquired 15 properties and two land parcels for a total net purchase price of approximately $155.6 million.  In 2004, we also acquired remaining joint venture and outside minority interests for approximately $12.5 million.

          Cash provided by financing activities totaled $187.6 million during 2005, a decrease of $35.3 million from 2004.  We had offerings of common shares in both years, raising $133.2 million and $215.5 million in 2005 and 2004, respectively after offering costs.  Loan proceeds (net of transaction costs and principal payments) increased $53.2 million between years. Net loan proceeds were primarily used to finance acquisition and development activity.  We made net distributions to shareholders and unitholders of $22.3 million and $2.6 million in 2005 and 2004, respectively.  We also made net distributions in 2004 to the Principals of the Predecessor of $8.1 million.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

          Cash provided by operating activities was $12.9 million for the year ended December 31, 2004, an increase of $7.6 million over 2003. The increase is largely due to cash generated by 18 properties we acquired in 2003 and 2004 of approximately $6.8 million, partially offset by changes in tenant receivables, deferred costs and other assets and accounts payable and accrued expenses.

          Cash used in our investing activities totaled $227.9 million in 2004, an increase of $134.5 million over 2003. During 2004, we acquired 15 properties for a net purchase price of approximately $155.6 million and we acquired remaining joint venture and outside minority interests for approximately $12.5 million.  In addition we invested approximately $66.8 million in our development properties.

          Cash provided by financing activities totaled $222.8 million during 2004, an increase of $136.1 million from 2003. This cash flow includes $206.3 million in loan proceeds (net of transaction costs), less debt payments of $186.2 million. We received net proceeds from our IPO of approximately $215.5 million.  These proceeds were used to prepay outstanding indebtedness secured by 13 properties of approximately $100 million, acquire four properties that were under contract at the date of our IPO for $45 million, repay the credit facility provided by Lehman Brothers of $48 million, acquire the remaining joint venture and outside minority interests in nine properties and repay outstanding indebtedness to the Principals.  Loan proceeds increased from $112.7 million in 2003 to $212.3 million in 2004.  These proceeds were primarily used to finance acquisition and development activity.  We made net distributions (including minority interest partners) in 2004 of $8.1 million compared to net contributions of $4.7 million in 2003.

Off-Balance Sheet Arrangements

          We do not currently have any off-balance sheet arrangements, other than operating leases, that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

          Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property and has limited recourse to us.  As of December 31, 2005, our share of joint venture indebtedness was $8.6 million.

Contractual Obligations

          The following table summarizes our contractual obligations to third parties, excluding interest, as of December 31, 2005:

	Construction Contracts	Tenant Improvements	Operating Leases	Consolidated Long-term Debt	Pro rata Share of Joint Venture Debt	Employment Contracts (1)	Total

2006	$37,562,133	$3,194,257	$856,800	$69,405,389	$191,096	$1,545,000	$112,754,675
2007	—	—	906,300	104,235,904	204,530	1,545,000	106,891,734
2008	—	—	918,300	23,496,307	217,800	—	24,632,407
2009	—	—	920,800	30,234,040	2,211,916	—	33,366,756
2010	—	—	920,800	2,810,776	96,813	—	3,828,389
Thereafter	—	—	13,208,370	142,362,219	5,643,835	—	161,214,424
Unamortized Debt Premiums	—	—	—	2,701,202	—	—	2,701,202

Total	$37,562,133	$3,194,257	$17,731,370	$375,245,837	$8,565,990	$3,090,000	$445,389,587

(1) In connection with the Company’s IPO and related formation transactions, it entered into employment agreements with seven members of senior management.  Under the agreements, each person receives a stipulated annual salary through December 31, 2007.  Each agreement has an automatic one-year renewal unless the Company or the employee elects not to renew the agreement.

          In 2005, we incurred $18,089,421 of interest expense, net of amounts capitalized.

          We intend to satisfy the approximately $113 million of contractual obligations that are due in 2006 primarily with cash generated from operations, draws on our line of credit and, where appropriate, refinancing of indebtedness coming due.

          In connection with our formation at the time of our IPO, we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, then we will indemnify the contributors of those properties for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment).  In December 2005, we sold Mid-America Clinical Labs and acquired Market Street Village in a non-taxable exchange transaction under Section 1031 of the Internal Revenue Code.

The six properties to which our tax indemnity obligations relate represented approximately 24% of our annualized base rent in the aggregate as of December 31, 2005.  These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South and Market Street Village.

Outstanding Indebtedness

The following table presents details of outstanding indebtedness as of December 31, 2005:

Property	Balance Outstanding	Interest Rate	Maturity

Fixed Rate Debt - Mortgage:
176th & Meridian	$4,212,880	5.67%	11/11/2014
50th & 12th	4,637,128	5.67%	11/11/2014
Boulevard Crossing	12,486,010	5.11%	12/11/2009
Centre at Panola Phase I	4,311,708	6.78%	1/1/2022
Fox Lake Crossing	12,125,405	5.16%	7/1/2012
Indian River Square	13,300,000	5.42%	6/11/2015
Indiana State Motor Pool	4,063,781	5.38%	3/24/2008
International Speedway Square	19,694,081	7.17%	3/11/2011
Plaza at Cedar Hill	26,994,061	7.38%	2/1/2012
Plaza Volente	28,680,000	5.42%	6/11/2015
Preston Commons	4,591,140	5.90%	3/11/2013
Ridge Plaza Shopping Center	16,728,863	5.15%	10/11/2009
Sunland Towne Center (1)	17,417,775	8.85%	1/11/2006
The Corner Shops	1,866,124	7.65%	7/1/2011
Thirty South	22,982,099	6.09%	1/11/2014
Whitehall Pike	9,691,393	6.71%	7/5/2018

	203,782,448
Floating Rate Debt - Hedged:
Collateral Pool Properties	35,000,000	5.65%	8/1/2007
Collateral Pool Properties	15,000,000	5.38%	8/1/2007
Cool Creek Commons	15,000,000	5.59%	5/1/2006

	65,000,000
Net unamortized premium on assumed debt of acquired properties	2,701,202

Total Fixed Rate Indebtedness	271,483,650

Variable Rate Mortgages:

				Interest Rate at 12/31/05

Variable Rate Debt - Mortgage:
Fishers Station	5,159,274	LIBOR + 2.75%	9/1/2008	7.136%

Subtotal Mortgage Notes	5,159,274
Variable Rate Debt - Construction:
Traders Point II	7,595,626	LIBOR + 1.65%	6/28/2006	6.036%
Geist Pavilion	7,761,554	LIBOR + 1.65%	4/1/2006	6.036%
Tarpon Springs Plaza	4,747,229	LIBOR + 1.75%	4/1/2008	6.636%
Estero Towne Centre	7,804,580	LIBOR + 1.65%	4/1/2008	6.036%
Beacon Hill Shopping Center	4,110,959	LIBOR + 1.50%	9/30/2007	5.886%
Cool Creek Commons	16,894,800	LIBOR + 1.75%	4/30/2006	6.136%
Sandifur Plaza	1,219,982	LIBOR + 1.65%	12/31/2006	6.036%
Naperville Marketplace - Marsh	11,622,229	LIBOR + 1.65%	6/30/2006	6.036%
Naperville Marketplace - Shops	4,470,708	LIBOR + 1.75%	6/30/2007	6.136%
Red Bank Commons	4,425,246	LIBOR + 1.65%	4/1/2006	6.036%

Subtotal Construction Notes	70,652,913
Line of Credit	92,950,000	LIBOR + 1.35%	8/31/2007	5.736%
Floating Rate Debt - Hedged:
Collateral Pool Properties	(35,000,000)	LIBOR + 1.35%	8/31/2007	5.736%
Collateral Pool Properties	(15,000,000)	LIBOR + 1.35%	8/31/2007	5.736%
Cool Creek Commons	(15,000,000)	LIBOR + 1.75%	4/30/2006	6.136%

	(65,000,000)
Total Variable Rate Indebtedness	103,762,187

Total Indebtedness	$375,245,837

(1) This loan was refinanced subsequent to December 31, 2005 with a bridge loan due April 10, 2006 bearing an interest rate of LIBOR + 1.85%.  We are exploring options to refinance this loan with fixed-rate debt.

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

Our calculation of FFO (and reconciliation to net income) is as follows:

	Company		Predecessor	Combined

	Year Ended December 31, 2005	August 16, 2004 through December 31, 2004	January 1, 2004 through August 15, 2004	January 1, 2004 through December 31, 2004

Funds From Operations:
Net income (loss)	$13,435,840	$(332,322)	$(192,380)	$(524,702)
Less: gain on sale of operating property	(7,212,402)	—	—	—
Add Limited Partners’ interests	5,329,298	(146,968)	—	(146,968)
Add depreciation and amortization of consolidated entities and discontinued operations, net of minority interest	22,124,355	7,816,339	3,563,176	11,379,515
Add depreciation and amortization of unconsolidated entities	344,600	103,518	493,571	597,089
Deduct minority interest*	—	(24,106)	(214,887)	(238,993)
Add joint venture partners’ interests in net income of unconsolidated entities*	—	—	288,675	288,675
Add joint venture partners’ interests in depreciation and amortization of unconsolidated entities*	—	—	519,277	519,277

Funds From Operations of the Kite Portfolio	34,021,691	7,416,461	4,457,432	11,873,893
Less minority interest	—	—	214,887	214,887
Less minority interest share of depreciation and amortization	—	—	(1,014,248)	(1,014,248)
Less joint venture partners’ interests in net income of unconsolidated entities	—	—	(288,675)	(288,675)
Less joint venture partners’ interests in depreciation and amortization of unconsolidated entities	—	—	(519,277)	(519,277)
Less Limited Partners’ interests	(9,629,945)	(2,276,853)	—	(2,276,853)

Funds From Operations allocable to the Company	$24,391,746	$5,139,608	$2,850,119	$7,989,727

Basic FFO per Share of the Kite Portfolio	$1.14	$0.27

Diluted FFO per Share of the Kite Portfolio	$1.13	$0.27

Basic weighted average Common Shares outstanding	21,406,980	18,727,977

Diluted weighted average Common Shares outstanding	21,520,061	18,857,413

Basic weighted average Common Shares and Units outstanding	29,903,174	27,009,859

Diluted weighted average Common Shares and Units outstanding	30,016,255	27,139,295

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

Market Risk Related to Fixed Rate Debt

          We had approximately $375.2 million of outstanding consolidated indebtedness as of December 31, 2005 (inclusive of net premiums on acquired debt of $2.7 million).  During 2005, we entered into interest rate swaps totaling $65 million to hedge variable cash flows associated with existing variable rate debt.  Including the effects of these swaps, our fixed and variable rate debt would have been approximately $268.8 million (72%) and $103.8 million (28%), respectively, of our total consolidated indebtedness at December 31, 2005.  Reflecting our share of unconsolidated debt, our fixed and variable rate debt is also 72% and 28%, respectively, of  total consolidated and our share of unconsolidated indebtedness at December 31, 2005.

          Based on the amount of our fixed rate debt, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $8.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $10.1 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of December 31, 2005 would increase or decrease our annual cash flow by approximately $1.0 million.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

          Changes in Internal Control Over Financial Reporting

          There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          Management Report on Internal Control Over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

          The Company’s independent auditors, Ernst & Young, LLP, an independent registered public accounting firm, have issued a report on management’s assessment of the Company’s internal control over financial reporting as stated in their report which is included herein.

          The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Trustees regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

          Report Of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Kite Realty Group Trust and Subsidiaries:

          We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting included on the previous page of this Form 10-K, that Kite Realty Group Trust and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kite Realty Group Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management's assessment that Kite Realty Group Trust and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kite Realty Group Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kite Realty Group Trust and Subsidiaries as of December 31, 2005 and 2004 and Kite Realty Group Trust and Subsidiaries’ consolidated statements of operations, owners’ equity, and cash flows for the year ended December 31, 2005 and for the period from August 16, 2004 through December 31, 2004, and Kite Property Group’s, see Note 1, combined statements of operations, owners’ equity, and cash flows from the period January 1, 2004 through August 15, 2004, and for the year ended December 31, 2003 and the related financial statement schedule listed in the Index at Item 15, and our report dated March 15, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Indianapolis, Indiana
March 15, 2006

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

          This information required by this Item is hereby incorporated by reference to the material appearing in our 2006 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end, under the captions “Proposal 1: Election of Trustees”, “Executive Officers”, “Information Regarding Corporate Governance and Board and Committee Meetings – Board Committees” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement, under the captions “Executive Compensation and Other Information, “Information Regarding Corporate Governance and Board and Committee Meetings – Trustee Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report on Executive Compensation” and “Performance Graph”.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

          The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement, under the captions “Equity Compensation Plan Information” and “Principal Shareholders”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement, under the caption “Certain Relationships and Related Transactions”.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement, under the caption “Proposal 2: Ratification of Appointment of Independent Registered Accounting Firm - Relationship with Independent Accountants”.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Documents filed as part of this report:
(1) Financial Statements:
Consolidated and combined financial statements for the Company and its Predecessor listed on the index immediately preceeding the financial statements at the end of this report.
(2) Financial Statement Schedule:
Financial statement schedule for the Company listed on the index immediately preceding the financial statements at the end of this report.
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

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE

John A. Kite
March 15, 2006	Chief Executive Officer and President
(Date)	(Principal Executive Officer)

/s/ DANIEL R. SINK

Daniel R. Sink
March 15, 2006	Chief Financial Officer
(Date)	(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALVIN E. KITE, JR.	Chairman of the Board and Trustee	March 13, 2006

(Alvin E. Kite, Jr.)

/s/ JOHN A. KITE	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 15, 2006

(John A. Kite)

/s/ WILLIAM E. BINDLEY	Trustee	March 13, 2006

(William E. Bindley)

/s/ RICHARD A. COSIER	Trustee	March 13, 2006

(Richard A. Cosier)

/s/ EUGENE GOLUB	Trustee	March 13, 2006

(Eugene Golub)

/s/ GERALD L. MOSS	Trustee	March 13, 2006

(Gerald L. Moss)

/s/ MICHAEL L. SMITH	Trustee	March 13, 2006

(Michael L. Smith)

/s/ DANIEL R. SINK	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

(Daniel R. Sink)

Kite Realty Group Trust
Index to Financial Statements

Page

Consolidated and Combined Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets for the Company as of December 31, 2005 and 2004	F-3

Statements of Operations for the Company for the Year Ended December 31, 2005, the Period From August 16, 2004 Through December 31, 2004 and for the Predecessor for the Period From January 1, 2004 Through August 15, 2004 and the Year Ended December 31, 2003

F-4

Statements of Owners’ Equity for the Company for the Year Ended December 31, 2005, the Period From August 16, 2004 Through December 31, 2004 and for the Predecessor for the Period From January 1, 2004 Through August 15, 2004 and the Year Ended December 31, 2003

F-5

Statements of Cash Flows for the Company for the Year Ended December 31, 2005, the Period From August 16, 2004 Through December 31, 2004 and for the Predecessor for the Period From January 1, 2004 Through August 15, 2004 and the Year Ended December 31, 2003

F-6

Notes to Consolidated and Combined Financial Statements	F-7

Financial Statement Schedule:
Schedule III – Real Estate and Accumulated Depreciation	F-27

Notes to Schedule III	F-29

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Kite Realty Group Trust and Subsidiaries:

          We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and Subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the Company’s consolidated statements of operations, owners’ equity, and cash flows for the year ended December 31, 2005 and for the period from August 16, 2004 through December 31, 2004, and Kite Property Group’s (the “Predecessor”), as defined in Note 1, combined statements of operations, owners’ equity, and cash flows from the period January 1, 2004 through August 15, 2004, and for the year ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004 and the Company’s consolidated results of operations and cash flows for the year ended December 31, 2005 and for the period from August 16, 2004 through December 31, 2004 and the Predecessor’s combined results of operations and cash flows for the period from January 1, 2004 through August 15, 2004 and for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kite Realty Group Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006, expressed an unqualified opinion thereon.

Ernst & Young LLP
Indianapolis, Indiana
March 15, 2006

Kite Realty Group Trust
Consolidated Balance Sheets

	December 31, 2005	December 31, 2004

Assets:
Investment properties, at cost:
Land	$172,509,684	$115,806,345
Land held for development	51,340,820	10,454,246
Buildings and improvements	485,129,649	365,043,023
Furniture, equipment and other	5,675,980	5,587,052
Construction in progress	65,903,868	48,321,482

	780,560,001	545,212,148
Less: accumulated depreciation	(41,825,911)	(24,133,716)

	738,734,090	521,078,432
Cash and cash equivalents	15,208,835	10,103,176
Tenant receivables, including accrued straight-line rent, net of allowance for bad debts	11,302,923	5,763,831
Other receivables	6,082,511	5,588,053
Investments in unconsolidated entities, at equity	1,303,919	155,495
Escrow deposits	6,718,198	4,497,337
Deferred costs, net	17,380,288	15,264,271
Prepaid and other assets	2,499,042	1,093,176

Total Assets	$799,229,806	$563,543,771

Liabilities and Shareholders' Equity:
Mortgage and other indebtedness	$375,245,837	$283,479,363
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	—	837,083
Accounts payable and accrued expenses	30,642,822	23,919,949
Deferred revenue and other liabilities	25,369,152	28,625,368
Minority interest	4,847,801	59,735

Total liabilities	436,105,612	336,921,498
Commitments and contingencies
Limited Partners' interests in operating partnership	84,244,814	68,423,213
Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 28,555,187 shares and 19,148,267 shares issued and outstanding at December 31, 2005 and 2004, respectively	285,552	191,483
Additional paid in capital and other	288,976,563	164,532,228
Unearned compensation	(808,015)	(806,879)
Accumulated other comprehensive income	427,057	—
Accumulated deficit	(10,001,777)	(5,717,772)

Total shareholders' equity	278,879,380	158,199,060

Total Liabilities and Shareholders' Equity	$799,229,806	$563,543,771

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Consolidated and Combined Statements of Operations

	The Company		The Predecessor

	Year Ended December 31, 2005	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004	Year Ended December 31, 2003

Revenue:
Minimum rent	$54,984,632	$15,000,146	$9,788,131	$8,194,644
Tenant reimbursements	11,951,557	2,637,230	1,662,576	1,199,885
Other property related revenue	5,793,443	2,087,256	1,373,503	1,511,914
Construction and service fee revenue	26,419,801	9,333,868	5,257,201	14,851,925
Other income, net	215,422	30,446	110,819	149,930

Total revenue	99,364,855	29,088,946	18,192,230	25,908,298
Expenses:
Property operating	12,343,345	3,666,845	4,032,971	3,603,094
Real estate taxes	7,458,563	1,927,252	1,408,858	1,131,404
Cost of construction and services	21,823,278	8,786,997	4,405,162	11,536,538
General, administrative, and other	5,327,735	1,780,579	1,477,112	2,745,657
Depreciation and amortization	21,791,136	7,661,113	3,270,526	2,405,507

Total expenses	68,744,057	23,822,786	14,594,629	21,422,200

Operating income	30,620,798	5,266,160	3,597,601	4,486,098
Interest expense	18,089,421	4,449,268	4,556,901	3,808,921
Loan prepayment penalties and expenses	—	1,671,449	—	—
Income tax expense of taxable REIT subsidiary	1,041,463	—	—	—
Minority interest (income) loss	(1,267,122)	(125,800)	214,887	(232,819)
Equity in earnings of unconsolidated entities	252,511	134,097	163,804	273,118

Income (loss) from continuing operations	10,475,303	(846,260)	(580,609)	717,476
Operating income from discontinued operations	1,077,433	366,970	388,229	719,490
Gain on sale of operating property	7,212,402	—	—	—
Limited Partners' interest in operating partnership	(5,329,298)	146,968	—	—

Net income (loss)	$13,435,840	$(332,322)	$(192,380)	$1,436,966

		$—
Income (loss) per common share - basic:
Continuing operations	$0.35	$(0.03)
Discontinued operations	0.28	0.01

	$0.63	$(0.02)

Income (loss) per common share - diluted:
Continuing operations	$0.35	$(0.03)
Discontinued operations	0.27	0.01

	$0.62	$(0.02)

Weighted average Common Shares outstanding - basic	21,406,980	18,727,977

Weighted average Common Shares outstanding - diluted	21,520,061	18,727,977

The accompanying notes are an integral part of these consolidated and combined financial statements.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Consolidated and Combined Statements of Changes in Owners’ Equity

	The Company						The Predecessor

	Common Shares
			Additional Paid-in Capital	Accumulated Deficit and Dividends	Other Comprehensive Income	Unearned Compensation	Owners’ Deficit	Total
	Shares	Amount

Kite Property Group:
Owners’ Equity, December 31, 2002	—	$—	$—	$—	$—	$—	$434,649	$434,649
Contributions	—	—	—	—	—	—	11,731,177	11,731,177
Distributions	—	—	—	—	—	—	(8,045,283)	(8,045,283)
Net income	—	—	—	—	—	—	1,436,966	1,436,966

Owners’ Equity, December 31, 2003	—	—	—	—	—	—	5,557,509	5,557,509
Contributions	—	—	—	—	—	—	2,332,873	2,332,873
Distributions	—	—	—	—	—	—	(8,992,939)	(8,992,939)
Net loss	—	—	—	—	—	—	(192,380)	(192,380)

Owners’ Deficit, August 15, 2004	—	—	—	—	—	—	(1,294,937)	(1,294,937)
Kite Realty Group Trust:
Reclassify Predecessor owners’ deficit	—	—	(1,294,937)	—	—	—	1,294,937	—
Gross proceeds from sale of common shares	18,300,000	183,000	237,717,000	—	—	—	—	237,900,000
Issuance of shares to Principals in exchange for contributed interests	833,267	8,333	(8,333)	—	—	—	—	—
Offering costs	—	—	(22,427,988)	—	—	—	—	(22,427,988)
Stock compensation activity	15,000	150	1,066,800	—	—	(806,879)	—	260,071
Distributions declared	—	—	—	(5,385,450)	—	—	—	(5,385,450)
Net loss	—	—	—	(332,322)	—	—	—	(332,322)
Adjustment to Limited Partners’ interests from increased ownership in the Operating Partnership	—	—	(50,520,314)	—	—	—	—	(50,520,314)

Balances, December 31, 2004	19,148,267	191,483	164,532,228	(5,717,772)	—	(806,879)	—	158,199,060
Gross proceeds from sale of common shares	9,400,000	94,000	141,000,000	—	—	—	—	141,094,000
Offering costs	—	—	(7,855,338)	—	—	—	—	(7,855,338)
Stock compensation activity	6,920	69	106,132	—	—	(1,136)	—	105,065
Other comprehensive income	—	—	—	—	427,057	—	—	427,057
Distributions declared	—	—	—	(17,719,845)	—	—	—	(17,719,845)
Net income	—	—	—	13,435,840	—	—	—	13,435,840
Adjustment to Limited Partners’ interests from increased ownership in the Operating Partnership	—	—	(8,806,459)	—	—	—	—	(8,806,459)

Balances, December 31, 2005	28,555,187	$285,552	$288,976,563	$(10,001,777)	$427,057	$(808,015)	$—	$278,879,380

The accompanying notes are an integral part of these consolidated and combined financial statements.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Consolidated and Combined Statements of Cash Flows

	Company		Predecessor

	Year Ended December 31, 2005	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004	Year Ended December 31, 2003

Cash flow from operating activities:
Net income (loss)	$13,435,840	$(332,322)	$(192,380)	1,436,966
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of operating property	(7,212,402)	—	—	—
Minority interest income (loss)	1,267,122	125,800	(214,887)	232,819
Equity in earnings of unconsolidated entities	(252,511)	(134,097)	(163,804)	(273,118)
Limited Partners’ interest in Operating Partnership	5,329,298	(146,968)	—	—
Distributions of income from unconsolidated entities	271,647	80,710	343,687	891,318
Straight-line rent	(1,672,710)	(373,944)	(311,899)	(324,383)
Depreciation and amortization	23,648,819	8,345,829	3,987,945	3,017,579
Provision for credit losses	1,163,204	(214,053)	658,052	30,000
Compensation expense for equity awards	281,782	65,071	—	—
Amortization of debt fair value adjustment	(1,437,545)	(394,617)	—	—
Amortization of in-place lease liabilities	(3,488,609)	(1,093,620)	(452,564)	(260,899)
Distributions (including minority interest share)	(1,041,367)	(143,864)	—	—
Changes in assets and liabilities:
Tenant receivables	(5,381,995)	(1,641,334)	(1,046,616)	(786,814)
Deferred costs and other assets	(3,180,789)	3,265,736	(908,837)	(4,599,074)
Accounts payable and accrued expenses	1,793,396	3,102,015	737,697	5,976,650

Net cash provided by operating activities	23,523,180	10,510,342	2,436,394	5,341,044
Cash flow from investing activities:
Acquisitions of interests in properties and land held for development	(178,489,599)	(108,805,259)	(46,770,356)	(45,616,460)
Net proceeds from sale of operating property	20,785,323	—	—	—
Acquisition of joint venture and outside minority interest	—	(12,451,155)	—	—
Capital and construction expenditures, net	(50,414,673)	(31,847,935)	(34,999,943)	(48,550,943)
Change in construction payables	2,101,895	2,824,764	3,170,506	532,379
Distributions of capital from unconsolidated entities	44,353	—	173,546	484,182
Contributions to unconsolidated entities	—	—	—	(242,506)
Consolidation of acquired joint venture and outside minority interests’ cash	—	665,604	82,778	—
Consolidation of Glendale Mall’s cash as of March 31, 2004	—	—	108,822	—

Net cash used in investing activities	(205,972,701)	(149,613,981)	(78,234,647)	(93,393,348)
Cash flow from financing activities:
Offering proceeds, net of issuance costs	133,238,662	215,472,012	—	—
Loan proceeds	265,596,255	123,162,602	89,185,669	112,708,871
Loan transaction costs	(1,275,407)	(5,373,864)	(655,263)	(709,043)
Loan payments	(188,560,885)	(176,113,029)	(10,105,596)	(29,921,150)
Payments and advances to/from Principals	—	(9,000,000)	6,902,818	—
Distributions paid - shareholders	(15,956,049)	(1,795,150)	—	—
Distributions paid - unitholders	(6,354,828)	(776,426)	—	—
Contributions (including minority interest share)	867,432	—	2,681,036	14,579,103
Distributions (including minority interest share)	—	—	(10,769,219)	(9,908,843)

Net cash provided by financing activities	187,555,180	145,576,145	77,239,445	86,748,938
Increase (decrease) in cash and cash equivalents	5,105,659	6,472,506	1,441,192	(1,303,366)
Cash and cash equivalents, beginning of period	10,103,176	3,630,670	2,189,478	3,492,844

Cash and cash equivalents, end of period	$15,208,835	$10,103,176	$3,630,670	$2,189,478

The accompanying notes are an integral part of these consolidated and combined financial statements.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2005

Note 1.  Organization and Basis of Presentation

Organization

          Kite Realty Group Trust (the “Company” or “REIT”) was organized in Maryland on March 29, 2004 to succeed to the development, acquisition, construction and real estate businesses of Kite Property Group (the “Predecessor”).  The Predecessor was owned by Al Kite, John Kite and Paul Kite (the “Principals”) and certain executives and other family members and consisted of the properties, entities and interests contributed to the Company or its subsidiaries by its founders and is the predecessor of Kite Realty Group Trust.  The Company began operations on August 16, 2004 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions.  The IPO consisted of the sale of 16,300,000 common shares sold to the public at $13.00 per share, resulting in net proceeds to the Company of $191.3 million.  The net proceeds were contributed in exchange for a 67.4% controlling interest in Kite Realty Group, L.P., the “Operating Partnership”.  A total of 833,267 shares were issued to the Principals of the Predecessor in exchange for their interests of certain properties and service companies.  Also, a total of 15,000 restricted shares were awarded to the members of the Company’s Board of Trustees.  On September 14, 2004, the underwriters exercised their over-allotment option to purchase an additional 2,000,000 common shares at $13.00 per share, resulting in additional net proceeds of $24.2 million.   The exercise of the overallotment option increased the controlling interest in the Operating Partnership to 69.8%.  In total, 19,148,267 shares were issued in connection with the Company’s IPO and related formation transactions.  In addition, a total of 8,281,882 units of the Operating Partnership were issued to the Principals and certain of our executive officers and other individuals in exchange for their interests in certain properties.

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

          As a result of the IPO and related formation transactions and several subsequent acquisitions, the Company, through the Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties.  As of December 31, 2005, 43 of the 45 entities which own properties in which the Company has an interest were consolidated.  The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiaries.

Basis of Presentation

          The accompanying financial statements of Kite Realty Group Trust are presented on a consolidated basis and include all of the accounts of the Company, the Operating Partnership, the taxable REIT subsidiaries of the Operating Partnership and any variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  The exchange of entities or interests held by the Principals for common shares of the REIT and limited partnership interests in the Operating Partnership was accounted for as a reorganization of entities under common control and, accordingly, related assets and liabilities were reflected at their historical cost basis.  The acquisition of the joint venture and minority partners’ interests in the properties has been accounted for as a purchase.

          The Company consolidates properties that are wholly-owned and properties in which it owns less than 100% but it controls.  Control of a property is demonstrated by our ability to:

•	manage day-to-day operations,
•	refinance debt and sell the property without the consent of any other partner or owner, and
•	the inability of any other partner or owner to replace us.

          The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest.  The Company adjusts the limited partners’ interests in the Operating Partnership at the end of each period to reflect their interest in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the limited partners’ interests in the Operating Partnership for the year ended December 31, 2005 and for the period from August 16, 2004 through December 31, 2004 were as follows:.

	Year Ended December 31, 2005	For the Period From August 16, 2004 Through December 31, 2004

Company’s weighted average interest in Operating Partnership	71.6%	69.3%
Limited Partners’ weighted average interest in Operating Partnership	28.4%	30.7%
Company’s interest in Operating Partnership at December 31	76.8%	69.8%
Limited Partners’ interest in Operating Partnership at December 31	23.2%	30.2%

          The accompanying financial statements of the Predecessor are presented on a combined historical cost basis because of the affiliated ownership and common management and because the assets and liabilities were the subject of a business combination with the Operating Partnership and the REIT, which was completed on August 16, 2004. The Principals have operations that were not contributed to the Operating Partnership and, therefore, the accompanying financial statements of the Predecessor are not intended to represent the financial position and results of operations of the Principals.

          In management’s opinion, the combined financial statements include all the assets, liabilities, revenues and expenses associated with the operations of the entities or interests therein transferred to the Operating Partnership or the REIT.  All significant inter-entity balances and transactions have been eliminated.

Investment in Portfolio Properties

          At December 31, 2005, we owned interests in 45 operating properties (consisting of 40 retail properties, four commercial operating properties and a related parking garage) and had 14 properties under development. Of the 59 total properties held at December 31, 2005, the Company owned a non-controlling interest in two operating properties (Spring Mill Medical and The Centre) which were accounted for under the equity method.

          Prior to the completion of the Company’s IPO and related formation transactions, the Predecessor’s investments in certain of the properties were accounted for under the equity method.  These investments, which represented non-controlling 33% to 73% ownership interests, were recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

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

Purchase Accounting

          The purchase price of properties is allocated to tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). In making estimates of fair values for the purpose of allocating purchase price, a number of sources are utilized.  We also consider information about each property obtained as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of tangible and intangible assets acquired.

          A portion of the purchase price is allocated to tangible assets, including:

•	the fair value of the building on an as-if-vacant basis and to land determined either by real estate tax assessments, independent appraisals or other relevant data.

•

above-market and below-market in-place lease values for acquired properties are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases. The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the lease intangibles would be charged or credited to income.

•

the value of leases acquired. The Company utilizes independent sources for our estimates to determine the respective in-place lease values. Our estimates of value are made using methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

          The Company also considers whether a portion of the purchase price should be allocated to in-place leases that have a related customer relationship intangible value. Characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. To date, a tenant relationship has not been developed that is considered to have a current intangible value.

Investment Properties

          Investment properties are recorded at cost and include costs of acquisitions, development, predevelopment, construction costs, certain allocated overhead, tenant allowances and improvements, and interest and real estate taxes incurred during construction.  Significant renovations and improvements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Maintenance and repairs that do not extend the useful lives of the respective assets are reflected in property operating expense.

          The Company incurs costs prior to land acquisition including acquisition contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center.  These pre-development costs are included in construction in progress in the accompanying consolidated balance sheets.  If the Company determines that the development of a property is no longer probable, any pre-development costs previously incurred are immediately expensed.

          The Company capitalizes costs of properties under development such as construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved in the project and other costs incurred during the period of development.   As a development property becomes operational, the Company expenses appropriate costs pro rata based on the occupancy of the property.  The Company does not capitalize costs on a project beyond 12 months after substantial completion of the building shell.

          In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 144”), investment properties and intangible assets are reviewed for impairment on a property-by-property basis at least annually or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Impairment losses for investment properties are recorded when the undiscounted cash flows estimated to be generated by the investment properties during the expected hold period are less than the carrying amounts of those assets. Impairment losses are measured as the difference between the carrying value and the fair value of the asset.

          In accordance with SFAS No. 144, operating properties held for sale includes only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year.  Operating properties are carried at the lower of cost or fair value less costs to sell.  Depreciation and amortization are suspended during the held-for-sale period.

          The Company’s properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company.  In accordance with SFAS No. 144, the operations reported in discontinued operations include those operating properties that were sold or considered held-for-sale and for which operations and cash flows can be clearly distinguished.  The operations from these properties are eliminated from ongoing operations and the Company will not have a continuing involvement after disposition.  Prior periods have been restated to reflect the operations of these properties as discontinued operations.

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

Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.

          Cash paid for interest, including capitalized interest, for the year ended December 31, 2005, for the period from August 16, 2004 through December 31, 2004, for the period from January 1, 2004 through August 15, 2004 and for the year ended December 31, 2003 was as follows:

	The Company		The Predecessor

	For the year ended December 31, 2005	For the period from August 16, 2004 through December 31, 2004	For the period from January 1, 2004 through August 15, 2004	For the year ended December 31, 2003

Cash Paid for Interest	$20,656,637	$5,174,446	$5,458,980	$4,805,933
Capitalized Interest	3,507,372	823,502	1,400,774	610,756

          Accrued but unpaid distributions were $6,970,097 and $5,143,153 as of December 31, 2005 and 2004, respectively and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable, escrows and deposits, and accounts payable and accrued expenses approximate fair value because of the relatively short maturity of these instruments.

Revenue Recognition

          As lessor, the Company retains substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases.

          Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on tenants’ sales volume (contingent percentage rent).  Percentage rents are recognized when tenants achieve the specified targets as defined in their lease agreements and overage rents are included in other property related revenue in the accompanying statements of operations.

          Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable expense is incurred.

          Gains on sales of real estate are recognized in accordance with Statement of Financial Standards (“SFAS”) No. 66, “Accounting for Real Estate”.  In summary, gains from sales are not recognized unless a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the Company has transferred to the buyer the usual risks and rewards of ownership, and the Company does not have a substantial continuing financial involvement in the property.

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

Accounting for Investments in Joint Ventures

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).  FIN 46R replaces FASB Interpretation No. 46 which was issued in January 2003.  FIN 46R explains how to identify variable interest entities and how to assess whether to consolidate such entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Prior to the issuance of FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46R changes that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both.  During 2005, the Company entered into nine joint venture agreements to acquire land for future development. Five of the joint ventures with total assets of approximately $62.8 million and construction debt of approximately $11.9 million have been consolidated because the entities have been deemed to be VIEs, the Company guarantees the debt of the joint ventures and the Company is the primary beneficiary.

          On March 31, 2004 the Company consolidated Glendale Mall joint venture as of that date pursuant to FIN 46R.  Periods prior to March 31, 2004 were not restated as a result of the adoption of FIN 46R.  As a result of the IPO and related formation transactions, Glendale Mall is wholly owned.

          The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as we exercises significant influence over, but do not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.  As of December 31, 2005, the Company had two entities that were accounted for under the equity method (Spring Mill Medical and The Centre).

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

	2005	2004	2003

Balance, beginning of year	$511,974	$30,000	$—
Consolidation of joint venture interests	—	1,210,942	—
Provision for credit losses	1,163,204	443,999	30,000
Accounts written off, net of recoveries	(645,158)	(1,172,967)	—

Balance, end of year	$1,030,020	$511,974	$30,000

Concentration of Credit Risk

          The Company’s accounts receivable from tenants potentially subjects it to a concentration of credit risk is its accounts receivable. At December 31, 2005, approximately 27% of property accounts receivable was from tenants leasing space in the state of Indiana.

Earnings Per Share

          Basic earnings per share is calculated based on the weighted average number of shares outstanding during the period.  Diluted earnings per share is determined based on the weighted average number of shares outstanding combined with the incremental average shares that would have been outstanding assuming all potentially dilutive shares were converted into common shares as of the earliest date possible.  Share options are accounted for based on their fair market value at the date of grant.  Expense related to share options was $193,969 and $65,071 for the year ended December 31, 2005 and for the period from August 16, 2004 through December 31, 2004, respectively.

          Potential dilutive securities include outstanding share options and units of limited partnership of the Operating Partnership which may be exchanged for shares under certain circumstances.  The only potentially dilutive securities that had a dilutive effect for the year ended December 31, 2005 were outstanding share options.  The outstanding share options did not have a dilutive effect for the period from August 16, 2004 through December 31, 2004 as the Company recorded a net loss.  Since the Company’s IPO and related formation transactions occurred on August 16, 2004, earnings per share is not presented for periods prior to this date.

          The effect of conversion of units of the Operating Partnership is not reflected in diluted shares as they are exchangeable for Common Shares on a one-for-one basis.  The income allocable to such units is allocated on the same basis and reflected as Limited Partners’ interests in the Operating Partnership in the accompanying consolidated statements of operations.  Therefore, the assumed conversion of these units would have no effect on the determination of earnings per share.

          The following table sets forth the computations of our basic and diluted earnings per share.

	For the year ended December 31, 2005	For the period from August 16, 2004 through December 31, 2004

Income (loss) from continuing operations (1)	$7,500,318	$(587,366)
Discontinued operations (1)	5,935,522	255,044

Net income (loss)	$13,435,840	$(332,322)

Weighted Average Common Shares Outstanding - Basic	21,406,980	18,727,977
Effect of outstanding stock options	113,081	—

Weighted Average Shares Outstanding - Diluted	21,520,061	18,727,977

(1)	Reflects the Company’s share of income.

Derivative Financial Instruments

          The Company applies SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recorded on the balance sheet at their fair value.  Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The Company uses derivative financial instruments to mitigate its interest rate risk on a related financial instrument through the use of interest rate swaps or rate locks.

          Statement No. 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while any ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.  Upon settlement of the hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction.  All of the Company’s derivative instruments qualify for hedge accounting.

Income Taxes

          The Company has elected to be taxed as a REIT pursuant to the Internal Revenue Code as amended (the “Code”), beginning with the taxable year ended December 31, 2004.  To maintain its status as a REIT, the Company is obligated to distribute 90% of its ordinary taxable income annually to its shareholders.  The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income taxes.

          Prior to our IPO, Kite Development Corporation, Kite Construction, Inc. and all of the properties were held by entities where the owners were required to include their respective share of profits or losses generated by these entities in their individual tax returns.  Accordingly, no Federal income tax provision has been reflected for periods prior to the IPO.

          The Company has elected taxable REIT subsidiary (“TRS”) status for some of its subsidiaries under Section 856(1) of the Code.  This enables the Company to receive income and provide services that would otherwise be impermissible for REITs.  In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

          Income tax provisions for the 2005, 2004 and 2003 were approximately $1,041,000, $57,000 and $40,000, respectively. The income tax provision is included in other expenses in the accompanying consolidated and combined statements of operations.

Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on net income previously reported.

Note 3.  Deferred Costs

          Deferred costs consist primarily of financing fees incurred to obtain long-term financing and broker fees and capitalized salaries and related benefits incurred in connection with lease originations. Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements. Deferred leasing costs include lease intangibles and other and are amortized on a straight-line basis over the terms of the related leases. At December 31, 2005 and 2004, deferred costs consisted of the following:

	2005	2004

Deferred financing costs	$6,046,408	$4,958,167
Acquired lease intangibles	7,472,207	4,858,405
Deferred leasing costs and other	9,395,983	8,391,347

	22,914,598	18,207,919
Less—accumulated amortization	(5,534,310)	(2,943,648)

Total	$17,380,288	$15,264,271

          The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows:

2006	$1,014,163
2007	911,151
2008	753,398
2009	669,342
2010	574,024
Therafter	2,424,062

Total	$6,346,140

          The accompanying consolidated and combined statements of operations include amortization expense as follows:

	The Company		The Predecessor

	For the year ended December 31, 2005	For the period from August 16, 2004 through December 31, 2004	For the period from January 1, 2004 through August 15, 2004	For the year ended December 31, 2003

Amortization of deferred financing costs	$1,340,259	$481,150	$403,655	$125,073
Amortization of deferred leasing costs, leasing intangibles and other	1,989,378	1,522,110	577,335	567,655

          Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense, and amortization of deferred financing costs is included in interest expense.

Note 4.  Deferred Revenue and Other Liabilities

          Deferred revenue and other liabilities consist of the unamortized in-place lease liabilities, construction billings in excess of costs, construction retainages payable, tenant rents received in advance and deferred income taxes. The amortization of in-place lease liabilities is recognized as revenue over the remaining life of the leases through 2027.  Construction contracts are recognized as revenue using the percentage of completion method. Tenant rents received in advance are recognized as revenue in the period to which they apply, usually the month following their receipt.

          At December 31, 2005 and 2004, deferred revenue and other liabilities consisted of the following:

	2005	2004

Unamortized in-place lease liabilities	$20,093,876	$23,185,751
Construction billings in excess of cost	1,199,386	375,444
Construction retainages payable	2,538,575	4,083,741
Tenant rents received in advance	1,440,779	921,390
Deferred income taxes	96,536	59,042

Total	$25,369,152	$28,625,368

          The estimated aggregate amortization amounts from acquired lease intangibles (unamortized in-place lease liabilities) for each of the next five years are as follows:

2006	$3,201,742
2007	2,850,964
2008	2,240,420
2009	2,006,252
2010	1,827,816
Thereafter	7,966,682

Total	$20,093,876

Note 5.  Investments in Unconsolidated Entities

          As of December 31, 2005, the Company had equity interests in two unconsolidated entities that own and operate rental properties.  The Company owned a 60% interest in The Centre and a 50% interest in Spring Mill Medical representing a sufficient interest in each of these investments in order to exercise significant influence, but not control, over operating and financial policies. Accordingly, these investments are accounted for using the equity method.

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

          Combined summary financial information of entities accounted for using the equity method of accounting and a summary of the Company’s investment in and share of income from these entities follows:

	2005	2004

Assets:
Investment properties, at cost, net	$14,328,872	$14,707,045
Cash and cash equivalents	902,443	601,423
Tenant receivables, net	140,124	254,883
Deferred costs and other assets	670,319	779,356

Total assets	$16,041,758	$16,342,707

Liabilities and Members’ Equity:
Mortgage and other indebtedness	$16,299,855	$16,609,675
Accounts payable and accrued expenses	524,792	458,289

Total liabilities	16,824,647	17,067,964
Members’ equity (deficit)	(782,889)	(725,257)

Total liabilities and Members’ equity	$16,041,758	$16,342,707

Company share of total assets	$8,352,729	$8,518,002

Company share of Members’ equity (deficit)	$(667,017)	$(681,588)
Add: Excess investment	1,970,936	—

Company investment in joint ventures	$1,303,919	$(681,588)

Company share of mortgage and other indebtedness	$8,565,990	$8,738,897

          “Excess investment” represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired.  We amortize excess investment over the life of the related property of no more than 35 years and the amortization is included in equity in earnings from unconsolidated entities.  We periodically review our ability to recover the carrying values of our investments in joint venture properties.  If we were to determine that any portion of our investment, including excess investment, is not recoverable, we would record an adjustment to write off the unrecoverable amounts.

          As of December 31, 2005, scheduled principal repayments on joint venture indebtedness were as follows:

	Total	Company Share

2006	$343,376	$191,096
2007	367,444	204,530
2008	390,979	217,800
2009	3,716,761	2,211,916
2010	193,626	96,813
Thereafter	11,287,669	5,643,835

Total	$16,299,855	$8,565,990

	The Company		The Predecessor

	Year ended December 31, 2005	Period August 16, 2004 Through December 31, 2004	Period January 1, 2004 Through August 15, 2004	Year ended December 31, 2003

Revenue:
Minimum rent	$2,417,126	$1,013,283	$4,782,846	$9,594,584
Tenant reimbursements	880,342	257,064	1,030,909	2,025,221
Other property related revenue	53,262	(7,257)	149,909	899,148

Total revenue	3,350,730	1,263,090	5,963,664	12,518,953
Expenses:
Property operating	899,629	377,556	1,597,348	3,849,982
Real estate taxes	253,411	79,258	470,470	1,087,605
Depreciation and amortization	510,127	198,407	1,171,243	4,283,981

Total expenses	1,663,167	655,221	3,239,061	9,221,568

Operating income	1,687,563	607,869	2,724,603	3,297,385
Interest expense	1,116,199	436,173	2,244,113	4,107,454
Gain on sale of assets	—	—	—	1,610,000

Net income	571,364	171,696	480,490	799,931
Third-party investors’ share of net income	240,794	37,599	316,686	526,813

Company (Predecessor) share of net income	330,570	134,097	163,804	273,118
Amortization of excess investment	(78,059)	—	—	—

Income from joint ventures	$252,511	$134,097	$163,804	$273,118

Note 6.  Property Acquisitions and Pro Forma Information

2005 Acquisitions:

          During 2005, the Company acquired and placed into service the following shopping center properties:

Property Name	Location	Acquisition Date	Acquisition Cost (Millions)	Financing Method

Fox Lake Crossing	Fox Lake, IL	February 7	$15.5 (1)	Debt
Plaza Volente	Austin, TX	May 16	35.9 (2)	Debt
Indian River Square	Vero Beach, FL	May 16	16.5 (3)	Debt
Bolton Plaza	Orange Park, FL	November 1	14.0 (4)	Offering Proceeds
Market Street Village	Hurst, TX	November 17	29.0 (5)	Debt (6)

(1)	Inclusive of debt assumed of $12.3 million and tax increment financing (“TIF”) receivable of $1.5 million.
(2)	Inclusive of $28.7 million of new debt and $7.2 million of borrowings under the Company’s revolving credit facility incurred in connection with the acquisition.
(3)	Inclusive of $13.3 million of new debt and $3.2 million of borrowings under the Company’s revolving credit facility incurred in connection with the acquisition.
(4)	This property is owned through a joint venture with a third party. The Company currently receives 85% of the cash flow from this property, which percentage may decrease under certain circumstances.
(5)	Excludes escrow of $1.7 million subject to completion of the development of an additional 7,000 square foot parcel.
(6)	Financed with borrowings under the Company’s revolving credit facility and subsequently partially paid down with the proceeds from the sale of Mid-America Clinical Labs.

Following is a combined condensed balance sheet for the properties acquired in 2005 as of the dates of their respective acquisitions.

Assets
Investment Properties	$110,082,265
Acquired lease intangibles	2,879,960
Other assets	360,069

Total Assets	$113,322,294

Liabilities:
Loans payable	$12,281,185
Working capital assumed	396,815
In-place lease liabilities and deferred revenue	1,761,067

Total Liabilities	$14,439,067

          Also during 2005, the Company acquired interests in various parcels of land for a total acquisition cost of approximately $86.9 million including debt assumed of $3.9 million.  The Company acquired these parcels for future development.

          Amounts allocated to intangible assets in connection with these acquisitions totaled $2.9 million and are included in land, buildings and improvements and deferred costs in the accompanying consolidated balance sheets.  Amounts allocated to intangible liabilities representing the adjustment of acquired leases to market value totaled $1.8 million and are included in deferred revenue in the accompanying consolidated balance sheets.  The intangible assets and liabilities are amortized over the remaining lease term ranging from 0.5 to 22.1 years.  In the accompanying consolidated and combined statements of operations, the operating results of the acquired properties are included in results of operations from their respective dates of purchase.  Purchase price allocations for all of the above 2005 property acquisitions are preliminary until finalized in 2006.  Any adjustment to the values assigned to identified assets and liabilities in finalizing the purchase price allocation for the above acquisitions are not expected to have a material effect on net income.

2004 Acquisitions:

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
(2)

This property is owned through a joint venture with a third party.  The Company is the primary beneficiary and, therefore, this property is consolidated in the accompanying statements of operations.  The joint venture partner is entitled to an annual preferred payment of $96,000.  All remaining cash flow is distributed to the Company.

(3)	Inclusive of debt assumed of $1.4 million.
(4)	Inclusive of debt assumed of $27.4 million.
(5)	Inclusive of debt assumed of $17.8 million.
(6)	Inclusive of debt assumed of $4.5 million.
(7)	Part of the Fishers Station property.
(8)	This acquisition was initially financed with debt, which was repaid with proceeds from the Company’s IPO.

          Following is a combined condensed balance sheet for the acquired properties as of the dates of their respective acquisitions.

Assets
Investment Properties	$228,937,093
Cash and cash equivalents	82,778
Accounts receivable	23,188
Acquired lease intangibles	3,460,024
Other Assets	3,042,734

Total Assets	$235,545,817

Liabilities:
Loans payable	$55,195,064
In-place lease liabilities and deferred revenue	19,303,602
Other Liabilities	6,339,888

Total Liabilities	$80,838,554

          In addition, during 2004 the Company acquired various parcels of land for a total acquisition cost of approximately $2.7 million. The Company acquired these parcels for future development.

          The Company has entered into master lease agreements with the seller in connection with certain of the above property acquisitions.  These payments are due when tenant occupancy is below the level specified in the purchase agreement.  The payments are accounted for as a reduction of the purchase price of the acquired property and totaled $241,984 and $460,318 in 2005 and 2004, respectively.  Future amounts receivable through 2009 total $175,296 unless the space is leased during the period in which case the payments cease.

2004 Acquisition of Remaining Joint Venture Interests:

          In connection with its IPO and related formation transactions, the Company acquired remaining joint venture interests in 50 S. Morton, The Corner, International Speedway Square, Burlington Coat, Martinsville Shops, Glendale Mall, Red Bank Commons and the other noncontrolling minority interests in certain properties for cash and units of the operating partnership.

          Amounts allocated in 2004 to intangible assets in connection with the acquisition of these joint venture interests totaled $5.5 million and are included in land, buildings and improvements and deferred costs in the accompanying consolidated balance sheets.  Amounts allocated to intangible liabilities representing the adjustment of acquired leases to market value totaled $2.1 million and are included in deferred revenue in the accompanying consolidated balance sheet.  The intangible assets and liabilities are amortized over the average lease term for each property over periods ranging from 3.1 to 10.7 years.

          Following is a combined condensed balance sheet for the acquired joint venture and minority interests as of the dates of their respective acquisitions.  This balance sheet excludes Glendale Mall since it was consolidated as of March 31, 2004 pursuant to FIN 46R.

Assets
Investment Properties, at cost	$56,217,774
Cash and cash equivalents	665,604
Accounts receivable	416,545
Acquired lease intangibles	833,988
Other Assets	300,349

Total Assets	$58,434,260

Liabilities:
Loans payable	$24,172,783
In-place lease liabilities and deferred revenue	2,178,310
Other Liabilities	1,328,857

Total Liabilities	$27,679,950

          The following table summarizes, on an unaudited pro forma basis, the results of operations for the years ended December 31, 2005 and 2004 as if the Company’s IPO and related formation transactions and the 2005 and 2004 property acquisitions described above occurred on January 1, 2004:

	Twelve Months Ended December 31,

	2005	2004

Pro forma revenues	$105,236,326	$76,990,734
Pro forma net income	$13,971,404	$3,891,733
Pro forma net income per share
- basic and diluted (1)	$0.65	$0.20
Pro forma weighted average number of shares outstanding :
- basic	21,406,980	19,148,267
- diluted	21,520,061	19,277,703

(1) Pro Forma net income for year ended December 31, 2004 excludes our share of direct costs of approximately $1.5 million incurred in connection with the IPO and related formation transactions.

Note 7.  Discontinued Operations

          In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reflects the historical results of properties sold or held for sale, as well as the gain or loss on sale of these properties, as discontinued operations in the consolidated statements of operations for period prior to sale.  In December 2005, the Company sold 100% of its interest in Mid-America Clinical Labs for net proceeds of $20.8 million and a gain of $7.2 million.  The results of discontinued operations related to the Mid-America Clinical Labs property were comprised of the following for the year ended December 31, 2005, for the period from August 16, 1004 through December 31, 2004, for the period from January 1, 2004 through August 15, 2004 and for the year ended December 31, 2003:

	Company		Predecessor	Combined

	Year ended December 31, 2005	For the period from August 16, 2004 through December 31, 2004	For the period from January 1, 2004 through August 15, 2004	Year ended December 31, 2003

Rental income	$1,819,367	$558,679	$1,258,476	$1,849,204
Property operations	258,502	(23,065)	284,496	244,422
Depreciation and amortization	517,424	203,566	313,764	487,000

Total expense	775,926	180,501	598,260	731,422
Operating income	1,043,441	378,178	660,216	1,117,782
Interest income (expense)	33,992	(11,208)	(271,987)	(398,292)

Income from discontinued operations	1,077,433	366,970	388,229	719,490
Gain on sale of property	7,212,402	—	—	—

Total income from discontinued operations	$8,289,835	$366,970	$388,229	$719,490

Note 8.  Mortgage Loans and Line of Credit

          Mortgage and other indebtedness consist of the following at December 31, 2005 and 2004:

	Balance at December 31,

Description	2005	2004

Line of credit
Maximum borrowing level of $150 million available through August 30, 2007; interest at LIBOR + 1.35% (5.74% and 3.75% at December 31, 2005 and 2004, respectively)	$92,950,000	$56,200,000
Construction Notes Payable—Variable Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2008; interest at LIBOR+1.50%-1.75%, ranging from 5.89% to 6.14% at December 31, 2005	70,652,913	59,521,968
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2022; interest rates ranging from 5.11% to 8.85% at December 31, 2005	203,782,448	152,832,891
Mortgage Note Payable—Variable Rate
Due in monthly installments of principal and interest; maturing September 2008; interest at LIBOR + 2.75% (7.14% at December 31, 2005)	5,159,274	10,785,757
Net premium on acquired indebtedness	2,701,202	4,138,747

Total mortgage and other indebtedness	$375,245,837	$283,479,363

          LIBOR was 4.39% and 2.40% as of December 31, 2005 and 2004, respectively.  Prime was 5.15% as of December 31 2004.  The Company had no Prime-based loans as of December 31, 2005.

Line of Credit

          In August 2004, the Company and the Operating Partnership entered into a three-year, $150 million secured revolving credit agreement with Lehman Commercial Paper, Inc. and Wachovia Bank, N.A.  Borrowings under this facility bear interest at a floating rate of LIBOR plus 135 to 160 basis points, depending on the Company’s leverage ratio and are secured by certain of the Company’s properties.  With the prior consent of the lenders we have the option to increase our borrowings under the credit facility to a maximum of $250 million.  The Company may also extend the facility for one year, provided that no events of default exist and subject to an extension fee of $300,000.  The line of credit has a 0.125% to 0.25% commitment fee applicable to the unused amount at the end of each calendar month.  The amount that the Company may borrow under this facility is dependent on it maintaining a minimum “borrowing base” of properties.  As of December 31, 2005, approximately $117.1 million was available for draw under the facility, of which approximately $93.0 million was outstanding.  There are 32 properties available to be added to the borrowing base (upon completion of the lender’s due diligence process) as additional funds are required for potential additional borrowing capacity of in excess of $150 million.  This facility will be used principally to fund growth opportunities including acquisitions and development activities.

          With the prior consent of the lenders, the Company has the option to increase its borrowings under the credit facility to a maximum of $250 million.  The credit facility also includes a short-term borrowing line of $20 million available for same day borrowings.  Borrowings under the short-term line may be outstanding for no more than five days.

          The following properties are encumbered by the line of credit as of December 31, 2005:  Silver Glen Crossing, Glendale Mall, Hamilton Crossing, Kings Lake Square, Waterford Lakes, Publix at Acworth, PEN Products, Union Station Parking Garage, Galleria Plaza, Cedar Hill Village, Shops at Eagle Creek, Burlington Coat, Stoney Creek Commons, Four Corner Square and Eastgate Pavilion.

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

          Under the credit facility, the Company is permitted to make distributions to our shareholders of 95% of its Funds From Operations provided that no event of default exists.  If an event of default exists, we may only make distributions sufficient to maintain our REIT status.  As of December 31, 2005, the Company was in compliance with all of the financial covenants under the credit facility.

Mortgage and Construction Loans

          Mortgage and construction loans are secured by certain real estate, are generally due in monthly installments of interest and principal and mature over various terms through 2022.  The range of interest rates on fixed rate debt is 5.11% to 8.85%.

          As of December 31, 2005, scheduled principal repayments on mortgage and other indebtedness were as follows:

2006	$69,405,389
2007	104,235,904
2008	23,496,307
2009	30,234,040
2010	2,810,776
Thereafter	142,362,219

372,544,635
Unamortized Premiums	2,701,202

Total	$375,245,837

          The carrying value of our variable rate construction notes payable, line of credit and mortgage notes payable approximates their fair values.  As of December 31, 2005, the fair value of fixed rate debt was approximately $204.3 million compared to the book value of $203.8 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 5.72% to 6.42%.

Debt Paid Off In Connection With the 2005 Equity Offering

          In connection with the Company’s 2005 equity offering, the Company paid off a total of $112.6 million of variable rate indebtedness bearing interest at rates ranging from LIBOR plus 135 to 250 basis points and Prime plus accrued interest of $0.3 million.

Note 9.  Derivative Financial Instruments

          The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to interest rate risk, the Company may enter into interest rate hedging transactions from time to time.  The Company does not utilize derivative financial instruments for trading or speculative purposes.

          During 2005, the Company entered into three interest rate swaps, totaling $65 million.  The Company designated these swaps as cash flow hedges to fix the rates on one of its variable rate construction loans and on a portion of its revolving line of credit.  These interest rate swaps qualify for hedge accounting under Statement No. 133.  At December 31, 2005, derivatives with a fair value of $427,057 were included in other assets.  The change in net unrealized income loss for the year ended December 31, 2005 was $427,057 and is recorded in shareholders’ equity as other comprehensive income in 2006. We expect approximately $283,000 to be an offset to interest expense as the hedged forecasted interest payments occur. No hedge ineffectiveness on cash flow hedges was recognized during 2005.

          The following sets forth comprehensive income for the year ended December 31, 2005, for the period from August 16, 1004 through December 31, 2004, for the period from January 1, 2004 through August 15, 2004 and for the year ended December 31, 2003:

	Company	Company	Predecessor	Predecessor

	Year ended December 31, 2005	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004	Year ended December 31, 2003

Net income (loss)	$13,435,840	$(332,322)	$(192,380)	$1,436,966
Other comprehensive income (1)	427,057	—	—	—

Comprehensive income (loss)	$13,862,897	$(332,322)	$(192,380)	$1,436,966

(1) Reflects the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 10.  Lease Information

Tenant Leases

          The Company receives rental income from the leasing of retail and commercial space under operating leases. The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold.  The weighted average initial term of the lease agreements is approximately 16 years. Future minimum rentals to be received under noncancellable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on sales volume, as of December 31, 2005, are as follows:

2006	$56,114,897
2007	53,771,036
2008	50,481,805
2009	48,672,636
2010	44,606,991
Thereafter	320,827,363

Total	$574,474,728

Lease Commitments

          The Company is obligated under six ground leases for approximately 35 acres of land with three landowners which require fixed annual rent. The expiration dates of the initial terms of these ground leases range from 2012 to 2027. These leases have five to ten year extension options ranging in total from 20 to 30 years.

          Ground lease expense incurred by the Company for the year ended December 31, 2005, for the period from January 1, 2004 through August 15, 2004 and for the period from August 16, 2004 through December 31, 2004 and in 2003 was $873,467, $144,176, $287,586 and $135,000, respectively.  Future minimum lease payments due under such leases for the next five years ending December 31 and thereafter are as follows:

2006	$856,800
2007	906,300
2008	918,300
2009	920,800
2010	920,800
Thereafter	13,208,370

Total	$17,731,370

Note 11.  Shareholders’ Equity and Limited Partner Interests

Common Equity

          On October 3, 2005, the Company completed an offering of 8,500,000 common shares at a price of $15.01 per share for gross proceeds of approximately $127.6 million.  On October 28, 2005, the underwriters of the offering exercised a portion of their overallotment option and purchased an additional 900,000 common shares at the public offering price of $15.01 per share, which resulted in additional gross proceeds of approximately $13.5 million.  The Company used the net proceeds of this offering of approximately $133.2 million, after deducting underwriting discounts, commissions and other expenses as follows:

•	to repay outstanding construction indebtedness of approximately $38.6 million and acquisition indebtedness of approximately $0.5 million on our Traders Point properties;
•	to repay outstanding indebtedness on our Eagle Creek II development property and our Weston Park, Shops at Otty and Circuit City operating properties totaling approximately $13.6 million;
•	to pay down our secured revolving credit facility by approximately $60.2 million;
•	to acquire an 85% interest in Bolton Plaza Shopping Center in Orange Park, Florida for approximately $14.0 million; and
•	for general corporate purposes, including acquisition of land, capital expenditures, development costs and working capital of approximately $6.3 million.

          On July 29, 2005, the Company contributed approximately $4.0 million and 122,733 units of the Operating Partnership valued at approximately $1.9 million for a 50% interest in a joint venture that owned 82 acres of undeveloped land.  Beacon Hill Shopping Center, Phase I consists of 36 acres and will be an estimated 161,000 square foot community shopping center (including 105,000 square feet of non-owned space).  This project has an estimated total cost of approximately $17.0 million and a projected opening date of the third quarter of 2006.  The remaining 46 acres is being marketed to a big box retailer.

          On March 31, 2005, the Company acquired 32.7 acres of undeveloped land in Naples, Florida (Tarpon Springs Plaza) at a price equal to Messrs. Al Kite, John Kite, Paul Kite and Tom McGowan’s net equity in the property at cost plus the assumption of certain liabilities and the obligation to repay certain indebtedness.  The equity portion of the purchase price was paid through the issuance of 214,049 units of the Operating Partnership valued at approximately $3.1 million.

          In 2005, 4,820 restricted shares at a price of $15.55 per share were awarded to the members of our Board of Trustees which vest over a four year period.  The Company recognizes compensation expense related to restricted share awards on a straight-line basis over the vesting period.  Also in 2005, the Company issued 2,100 non-restricted shares at prices ranging from $14.59 to $15.15 per share to members of our Board of Trustees in lieu of 50% of their annual retainer compensation.

         The Company’s Board of Trustees has approved the 2004 Equity Incentive Plan.  A total of 2,000,000 shares have been reserved under this plan.  During 2005, options to purchase a total of 105,000 shares were granted under the Plan at exercise prices ranging from $14.68 to $15.29 per share.  None of these share options were exercisable as of December 31, 2005.  During 2004, options to purchase 871,950 shares were granted under the Plan at an exercise price of $13.00 per share.  The options vest over a period of five years and expire 10 years from the grant date.  As of December 31, 2005, approximately 171,000 of these share options were exercisable.  Compensation expense is determined based on the fair market value of the options and is recognized over the vesting period in accordance with the provisions of Statement No. 123(R). The fair market value of the options at the dates of grant was $1.00 per share based on the following assumptions.

Dividend Yield	5.77%
Expected life of option	5 years
Risk-free interest rate	3.0%
Expected stock price volatility	15.0%

As of December 31, 2005, there are 1,023,050 shares available for grant under the Plan.

Limited Partner Interests

          Concurrent with the Company’s IPO and related formation transactions, certain individuals received units of the Operating Partnership in exchange for their interests in certain properties.  Limited Partners were granted the right to redeem Operating Partnership units on or after August 16, 2005 for cash in an amount equal to the market value of an equivalent number of Common Shares at the time of redemption.   The Company also has the right to redeem the Operating Partnership units directly from the limited partner in exchange for either cash in the amount specified above or a number of Common Shares equal to the number of units being redeemed.  As of December 31, 2005, no Operating Partnership units were redeemed for cash or converted into Common Shares.

Note 12.  Segment Information

          The Company and its Predecessor’s operations are aligned into two business segments: (i) real estate operation and development and (ii) construction and advisory services.  The Company’s segments operate in the United States.  Combined segment data of the Company and its Predecessor for the years ended December 31, 2005, 2004 and 2003 are as follows:

Year Ended December 31, 2005	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$72,055,405	$50,528,158	$122,583,563	$(23,218,708)	$99,364,855
Operating expenses, cost of construction and services, general, administrative and other	23,801,274	45,470,595	69,271,869	(22,318,948)	46,952,921
Depreciation and amortization	21,611,586	179,550	21,791,136	—	21,791,136

Operating income	26,642,545	4,878,013	31,520,558	(899,760)	30,620,798
Interest expense	17,915,170	530,830	18,446,000	(356,579)	18,089,421
Minority interest	(249,378)	(1,017,744)	(1,267,122)	—	(1,267,122)
Income tax expense of taxable REIT subsidiary	—	1,041,463	1,041,463	—	1,041,463
Equity in earnings of unconsolidated entities	252,511	—	252,511	—	252,511
Operating income from discontinued operations	1,077,433	—	1,077,433		1,077,433
Gain on sale of operating property	7,212,402	—	7,212,402	—	7,212,402
Limited partners' interests in Operating Partnership	(5,329,298)	—	(5,329,298)	—	(5,329,298)

Net income (loss)	$11,691,045	$2,287,976	$13,979,021	$(543,181)	$13,435,840

Total assets	$780,934,227	$36,472,950	$817,407,177	$(18,177,371)	$799,229,806

Year Ended December 31, 2004	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$33,536,197	$67,874,686	$101,410,883	$(54,129,707)	$47,281,176
Operating expenses, cost of construction and services, general, administrative and other	12,623,178	67,956,031	80,579,209	(53,093,433)	27,485,776
Depreciation and amortization	10,879,362	52,277	10,931,639	—	10,931,639

Operating income (loss)	10,033,657	(133,622)	9,900,035	(1,036,274)	8,863,761
Interest expense	8,945,086	61,083	9,006,169	—	9,006,169
Loan prepayment penalties and expenses	1,671,449		1,671,449		1,671,449
Minority interest	89,087	—	89,087	—	89,087
Equity in earnings of unconsolidated entities	297,901	—	297,901	—	297,901
Operating income from discontinued operations	755,199	—	755,199	—	755,199
Limited partners' interests in Operating Partnership	146,968	—	146,968	—	146,968

Net income (loss)	$706,277	$(194,705)	$511,572	$(1,036,274)	$(524,702)

Total assets	$563,861,792	$10,692,117	$574,553,909	$(11,010,138)	$563,543,771

Year Ended December 31, 2003	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$10,906,923	$30,563,597	$41,470,520	$(15,562,222)	$25,908,298
Operating expenses, cost of construction and services, general, administrative and other	4,651,268	29,417,647	34,068,915	(15,052,222)	19,016,693
Depreciation and amortization	2,401,078	4,429	2,405,507	—	2,405,507

Operating income (loss)	3,854,577	1,141,521	4,996,098	(510,000)	4,486,098
Interest expense	3,746,353	62,568	3,808,921		3,808,921
Minority interest	(232,819)	—	(232,819)	—	(232,819)
Equity in earnings of unconsolidated entities	273,118	—	273,118	—	273,118
Operating income from discontinued operations	719,490		719,490		719,490

Net income (loss)	$868,013	$1,078,953	$1,946,966	$(510,000)	$1,436,966

Total assets	$160,279,464	$13,029,371	$173,308,835	$(1,973,129)	$171,335,706

Note 13.  Quarterly Financial Data (Unaudited)

          Presented below is a summary of the consolidated and combined quarterly financial data for the years ended December 31, 2005 and 2004.  Certain prior period amounts have been reclassified from previously disclosed amounts to conform with the current presentation including revenues and expenses reflecting the sale of Mid-America Clinical Labs.  Such reclassifications had no effect on net income previously reported.

	The Company

	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005

Total revenue	$19,203,856	$22,296,468	$23,963,589	$33,900,942
Income from continuing operations	$2,293,741	$2,277,475	$2,596,578	$3,307,509
Net income	$1,814,660	$1,750,939	$1,982,241	$7,888,000
Net income per common share - basic:
Income from continuing operations	$0.08	$0.08	$0.09	$0.09
Net income	$0.09	$0.09	$0.10	$0.28
Net income per common share - diluted:
Income from continuing operations	$0.08	$0.08	$0.09	$0.09
Net income	$0.09	$0.09	$0.10	$0.28
Weighted average Common Shares outstanding - basic	19,148,267	19,148,267	19,151,910	28,105,820
- diluted	19,231,484	19,262,581	19,289,737	28,219,941

	The Predecessor			The Company

	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Period July 1, 2004 through August 15, 2004	Period August 16, 2004 through September 30, 2004	Quarter Ended December 31, 2004

Total revenue	$6,322,960	$7,280,510	$4,588,760	$6,881,300	$22,207,646
Income (loss) from continuing operations	$163,856	$(535,101)	$(209,364)	$(1,779,000)	$932,740
Net income (loss)	$331,076	$(381,462)	$(141,994)	$(1,153,797)	$821,475
Net income (loss) per common share - basic:
Income (loss) from continuing operations	N/A	N/A	N/A	$(0.07)	$0.03
Net income (loss)	N/A	N/A	N/A	$(0.06)	$0.04
Net income (loss) per common share - diluted:
Income (loss) from continuing operations	N/A	N/A	N/A	$(0.07)	$0.03
Net income (loss)	N/A	N/A	N/A	$(0.06)	$0.04
Weighted average Common Shares outstanding - basic	N/A	N/A	N/A	17,800,441	19,148,267
- diluted	N/A	N/A	N/A	17,800,441	19,277,703

Note 14.  Commitments and Contingencies

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

          As of December 31, 2005, the Company had outstanding letters of credit totaling $2.9 million.  At that date, there were no amounts advanced against these instruments.

          Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property and has limited recourse to us.  As of December 31, 2005, the Company’s share of joint venture indebtedness was approximately $8.6 million.

Note 15.  Employee 401(k) Plan

          The Company maintains a 401(k) plan for employees under which it matches 25% of the employee’s contribution up to 3% of the employee’s salary not to exceed an annual maximum of $750. Effective January 1, 2006, this plan was amended to provide for a Company match of  100% of the employee’s contribution up to 3% of the employee’s salary and 50% of the employee’s contribution up to 5% of the employee’s salary.  The Company and the Predecessor contributed to this plan $30,345, $27,633 and $25,608 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 16.  Transactions With Related Parties

          Common costs for management, leasing, development, consulting, accounting, legal, marketing and management information systems are allocated to the various Company entities and certain other entities owned by the Principals and not included as part of the Company (“Excluded Entities”). Common payroll and other related costs are allocated proportionately based on an estimate of time spent on behalf of each entity. Management believes the methodologies and assumptions used are reasonable. Common costs recovered from the Excluded Entities were $1,739,124 for the period from January 1, 2004 through August 15, 2004 and $0 for the period from August 16, 2004 through December 31, 2004 and for the year ended December 31, 2005.  Common costs totaling $1,461,128 were recovered from the Excluded Entities for the year ended December 31, 2003.

          The Company received subcontractor interior construction services totaling $42,650, $3,131,471 and $3,017,162 from Kite, Inc. (one of the Excluded Entities) during 2005, 2004 and 2003, respectively.  The amounts payable to Kite, Inc. as of December 31, 2005 and 2004 were $166,812 and $157,252, respectively and are included in accounts payable in the accompanying consolidated balance sheets.

          The Company received rental income from three Excluded Entities of $366,057 in 2005, $55,523 for the period from January 1, 2004 through August 15, 2004, $43,502 for the period from August 16, 2004 through December 31, 2004 and $12,170 for the year ended December 31, 2003.

          In 2005, the Company entered into fee-based construction management contracts totaling $7,288,954 with an Excluded Entity, Circle Block Partners, LLC.

          On March 31, 2005, the Company acquired 32.7 acres of undeveloped land in Naples, Florida (Tarpon Springs Plaza) at a price equal to Messrs. Al Kite, John Kite, Paul Kite and Tom McGowan’s net equity in the property at cost plus the assumption of certain liabilities and the obligation to repay certain indebtedness.  The equity portion of the purchase price was paid through the issuance of 214,049 units of the Operating Partnership valued at approximately $3.1 million.

Note 17.  Recent Accounting Pronouncements

          During 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of Statement of Financial Accounting Standards “FASB” Statement No. 143, Asset Retirement Obligations (“FIN 47”).  FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the Company.  Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 became effective for the Company’s year ended December 31, 2005.  The adoption of FIN 47 did not have a material effect on the Company’s consolidated financial statements.  Certain of the Company’s real estate assets contain asbestos.  The asbestos is appropriately contained, in accordance with current environmental regulations, and the Company has no current plans to remove the asbestos.  If these properties were demolished, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed.  Because the obligation to remove the asbestos has an indeterminable settlement date, the Company is not able to reasonably estimate the fair value of this asset retirement obligation.

          In June 2005, the FASB ratified the consensus of the Emerging Issues Task Force (“EITF”) on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”.  This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership.  The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance.  The consensus is currently applicable to the Company for new or modified partnerships and will otherwise be applicable to existing partnerships in 2006.  This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.  The Company will adopt this consensus as of January 1, 2006 and does not expect a material effect on its consolidated financial position or results of operations.

          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (“SFAS No. 123(R)”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  SFAS No 123(R) is effective for fiscal years beginning after June 15, 2005.  The impact of adopting SFAS No. 123(R) is not expected to have a material impact on the Company’s financial condition or results of operations.

Note 18.  Supplemental Schedule of Non-Cash Investing/Financing Activities

          The following schedule summarizes the non-cash investing and financing activities of the Company for the year ended December 31, 2005, for the period from August 16, 2004 through December 31, 2004, for the period from January 1, 2004 through August 15, 2004 and for the year ended December 31, 2003:

	Year Ended December 31, 2005	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004	Year Ended December 31, 2003

Acquisition of real estate interests by assumption of mortgage debt	$16,168,557	$49,550,510	$5,644,553	$—
Acquisition of real estate interests by issuance of Operating Partnership units	5,054,818	—	—	—

Note 19.  Subsequent Events

          On January 11, 2006, the Company refinanced its $17.4 million Sunland Towne Center mortgage loan bearing a fixed interest rate of 8.85% with a bridge loan due April 11, 2006 and bearing interest at LIBOR plus 1.85%.  The Company is exploring options to refinance this loan with fixed-rate debt.

KITE REALTY GROUP TRUST
SCHEDULE III
COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carry Amount Close of Period

Name, Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year Built / Renovated	Year Acquired

Shopping Centers
50th & 12th	$4,637,128	$2,987,931	$2,778,813	$—	$—	$2,987,931	$2,778,813	$5,766,744	$110,723	2004	NA
176th & Meridian	4,212,880	1,900,000	3,033,517	—	—	1,900,000	3,033,517	4,933,517	125,597	2004	NA
82nd & Otty	—	—	2,057,224	—	173,192	—	2,230,416	2,230,416	66,151	2004	NA
Burlington Coat *	—	—	3,218,311	—	—	—	3,218,311	3,218,311	429,312	1992/2000	2000
Cedar Hill Village *	—	1,331,645	5,676,386	—	933,182	1,331,645	6,609,568	7,941,213	246,735	2002	2004
Circuit City Plaza	—	1,900,000	5,482,142	—	—	1,900,000	5,482,142	7,382,142	315,040	2004	NA
The Corner	1,866,124	303,916	4,164,206	—	58,491	303,916	4,222,697	4,526,613	1,955,689	1984/2003	1984
Eastgate Pavilion *	—	8,932,157	21,046,245	—	—	8,932,157	21,046,245	29,978,402	1,017,980	1995	2004
Glendale Mall *	—	2,137,550	28,986,613	—	—	2,137,550	28,986,613	31,124,163	8,295,728	1958/2000	1999
Publix at Acworth *	—	1,391,379	8,436,946	—	—	1,391,379	8,436,946	9,828,325	405,413	1997	2004
Shops at Eagle Creek *	—	8,257,760	6,821,804	200,087	269,351	8,457,847	7,091,155	15,549,002	576,365	1998	2003
King’s Lake Square *	—	4,492,000	7,734,754	—	422,315	4,492,000	8,157,069	12,649,069	742,782	1986	2003
Boulevard Crossing	12,486,010	4,162,525	8,765,469	—	—	4,162,525	8,765,469	12,927,994	555,791	2004	NA
Ridge Plaza	16,728,863	4,565,000	17,458,776	—	960,718	4,565,000	18,419,494	22,984,494	1,758,639	2002	2003
Silver Glen Crossings *	—	10,747,172	13,625,990	—	—	10,747,172	13,625,990	24,373,162	1,095,995	2002	2004
Fishers Station	5,159,274	3,692,807	9,564,136	—	254,717	3,692,807	9,818,853	13,511,660	2,393,879	1990	2004
Plaza at Cedar Hill	26,994,061	5,734,304	40,008,878	—	—	5,734,304	40,008,878	45,743,182	2,339,363	2000	2004
Four Corner Square *	—	4,756,990	6,284,894	—	—	4,756,990	6,284,894	11,041,884	389,796	1995	2004
Wal-Mart Plaza	—	4,880,373	5,006,297	—	8,400	4,880,373	5,014,697	9,895,070	533,769	1970/1998	2004
Galleria Plaza *	—	—	6,472,971	—	—	—	6,472,971	6,472,971	331,703	2002	2004
Hamilton Crossing *	—	5,665,477	10,269,250	—	—	5,665,477	10,269,250	15,934,727	575,266	1999	2004
Centre at Panola	4,311,708	1,985,975	8,357,727	—	1,000	1,985,975	8,358,727	10,344,702	400,538	2002	2004
Sunland Towne Centre	17,417,775	14,612,536	21,029,315	—	919	14,612,536	21,030,234	35,642,770	1,367,515	1996	2004
Waterford Lakes *	—	2,248,674	7,394,789	—	—	2,248,674	7,394,789	9,643,463	452,702	1997	2004
International Speedway Square	19,694,081	6,560,000	20,907,197	—	—	6,560,000	20,907,197	27,467,197	3,673,542	1999	2000
50 South Morton	—	100,212	878,705	—	—	100,212	878,705	978,917	168,946	2000	NA
Preston Commons	4,591,140	936,000	2,632,372	—	462,817	936,000	3,095,189	4,031,189	607,826	2002	NA
Whitehall Pike	9,691,393	3,597,857	6,041,940	—	60,426	3,597,857	6,102,366	9,700,223	2,042,295	1998	NA
Stoney Creek Commons *	—	1,043,603	—	—	—	1,043,603	—	1,043,603	—	2000	NA
Bolton Plaza	—	3,560,389	10,535,448	—	—	3,560,389	10,535,448	14,095,837	236,056	1986	2005
Indian River Square	13,300,000	5,180,000	11,495,070	—	—	5,180,000	11,495,070	16,675,070	672,686	1997/2004	2005
Fox Lake Crossing	12,125,405	5,289,306	10,021,449	—	—	5,289,306	10,021,449	15,310,755	409,352	2002	2005
Plaza Volente	28,680,000	4,600,000	30,620,604	—	—	4,600,000	30,620,604	35,220,604	635,701	2004	2005
Market Street Village	—	10,501,845	18,354,819	—	—	10,501,845	18,354,819	28,856,664	68,621	1970/2004	2005
Cool Creek Commons	16,894,800	6,274,036	14,205,300	—	—	6,274,036	14,205,300	20,479,336	514,065	2005	NA
Traders Point	—	10,350,439	30,896,661	—	—	10,350,439	30,896,661	41,247,100	986,320	2005	NA
Greyhound Commons	—	1,861,277	1,505,085	—	—	1,861,277	1,505,085	3,366,362	33,804	2005	NA
Weston Park	—	886,589	763,261	—	—	886,589	763,261	1,649,850	40,889	2005	NA
Martinsville Shops	—	637,567	1,198,939	—	—	637,567	1,198,939	1,836,506	28,969	2005	NA
Other	—	3,676,164	14,704,654	—	—	3,676,164	14,704,654	18,380,818	609,615

Total Shopping Centers	198,790,642	161,741,455	428,436,957	200,087	3,605,528	161,941,542	432,042,485	593,984,027	37,211,156
Commercial Properties
Indiana State Motor Pool	4,063,781	—	4,378,198	—	—	—	4,378,198	4,378,198	140,372	2004	NA
PEN Products *	—	—	5,369,382	—	202,717	—	5,572,099	5,572,099	472,909	2003	NA
Thirty South	22,982,099	899,446	11,158,534	—	4,876,106	899,446	16,034,640	16,934,086	1,833,101	1905/1929/2001	2001
Union Station Parking Garage *	—	783,627	2,163,598	—	258,273	783,627	2,421,871	3,205,498	271,378	1986	2001

Total Commercial Properties	27,045,880	1,683,073	23,069,712	—	5,337,096	1,683,073	28,406,808	30,089,881	2,717,760
Development Properties
Geist Pavilion **	7,761,554	1,139,288	8,314,234	—	—	1,139,288	8,314,234	9,453,522	28,586	2005
Red Bank Commons **	4,425,246	1,408,328	4,046,231	—	—	1,408,328	4,046,231	5,454,559	57,692	2005
Eagle Creek II	—	2,219,162	—	—	—	2,219,162	—	2,219,162	—	2005
Eagle Creek III	—	942,967	—	—	—	942,967	—	942,967	—
Traders Point II **	7,595,626	2,150,000	6,000,764	—	—	2,150,000	6,000,764	8,150,764	36,284	2005
Traders Point III	—	517,468	—	—	—	517,468	—	517,468	—
Zionsville Place	—	1,600,790	1,240,802	—	—	1,600,790	1,240,802	2,841,592	—
Tarpon Springs Plaza	4,747,229	6,240,330	4,368,018	—	—	6,240,330	4,368,018	10,608,348	—
Estero Town Commons	7,804,580	10,084,690	1,264,838	—	—	10,084,690	1,264,838	11,349,528	—
Naperville Marketplace	16,092,937	9,451,953	11,840,808	—	—	9,451,953	11,840,808	21,292,761	—
Gateway Shopping Center	—	4,842,637	676,786	—	—	4,842,637	676,786	5,519,423	—
Beacon Hill Shopping Center	4,110,959	7,556,803	2,078,656	—	—	7,556,803	2,078,656	9,635,459	—
Bridgewater Marketplace	—	4,708,060	614,653	—	—	4,708,060	614,653	5,322,713	—
Stoney Creek Commons II	—	178,766	—	—	—	178,766	—	178,766
Sandifur Plaza	1,219,982	1,653,102	288,738			1,653,102	288,738	1,941,840
Cornelius Gateway	—	1,199,447	2,586,230			1,199,447	2,586,230	3,785,677
KR Development	—	—	465,441	—	—	—	465,441	465,441	—
KRG Development	—	1,200,000	8,113	—	—	1,200,000	8,113	1,208,113	—

Total Development Properties	53,758,113	57,093,791	43,794,312	—	—	57,093,791	43,794,312	100,888,103	122,562
Other (***)
Frisco Bridges	—	3,235,926	—	—	—	3,235,926	—	3,235,926
Huntington Ave.	—	1,158,484	—	—	—	1,158,484	—	1,158,484
Greyhound III	—	187,507	—	—	—	187,507	—	187,507
Spring Mill II	—	100,795	—	—	—	100,795	—	100,795
Jefferson Morton	—	186,000	—	—	—	186,000	—	186,000
Weston Park	—	2,556,450	—	—	—	2,556,450	—	2,556,450
Martinsville Shops	—	293,595	—	—	—	293,595	—	293,595
KRG ISS	—	1,227,468	—	—	—	1,227,468	—	1,227,468
Pembroke Pines	—	11,863,661	—	—	—	11,863,661	—	11,863,661
Delray Beach	—	19,286,600	—	—	—	19,286,600	—	19,286,600
96th & Olio	—	1,264,006	—	—	—	1,264,006	—	1,264,006
Fox Lake Crossing II	—	2,968,070	—	—	—	2,968,070	—	2,968,070
951 & 41	—	5,593,448	—	—	—	5,593,448	—	5,593,448

Total Other	—	49,922,010	—	—	—	49,922,010	—	49,922,010	—
Line of credit - see *	92,950,000	—	—	—	—	—	—	—	—

Grand Total	$372,544,635	$270,440,329	$495,300,981	$200,087	$8,942,624	$270,640,416	$504,243,605	$774,884,021	$40,051,477

*       This property is encumbered under the Company’s line of credit with Wachovia Capital Markets, LLC and Lehman Commercial Paper, Inc.  Approximately $93.0 million was outstanding under this line of credit as of December 31, 2005.

** This property partially opened during 2005.

***   This category generally includes land held for development.  The Company also has certain additional land parcels at its development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust
Notes to Schedule III
Combined Real Estate and Accumulated Depreciation

Note 1. Reconciliation of Investment Properties

          The changes in investment properties of the Company and its Predecessor for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Balance, beginning of year	$539,625,096	$152,215,128	$54,745,885
Acquisitions	198,104,896	325,705,031	49,247,383
Improvements	52,217,273	63,668,337	48,332,045
Disposals	(15,063,244)	(1,963,400)	(110,185)

Balance, end of year	$774,884,021	$539,625,096	$152,215,128

          The unaudited aggregate cost of investment properties for federal tax purposes as of December 31, 2005 was $764,135,035.

Note 2. Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company and its Predecessor for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Balance, beginning of year	$23,375,292	$4,146,121	$2,022,087
Acquisitions	—	11,362,675	—
Depreciation and amortization expense	19,199,756	8,936,159	2,145,696
Disposals	(2,523,571)	(1,069,663)	(21,662)

Balance, end of year	$40,051,477	$23,375,292	$4,146,121

Depreciation of investment properties reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	15-35 years
Building improvements	10-35 years
Tenant improvements	Term of related lease

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

4.1	Form of common share certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Agreement and Plan of Merger, dated as of April 5, 2004, by and between the Company, KRG Construction, LLC and Kite Construction, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.3	Amendment to Agreement and Plan of Merger, dated as of August 10, 2004, by and between the Company, KRG Construction, LLC and Kite Construction, Inc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.4	Agreement and Plan of Merger, dated as of April 5, 2004, by and between the Company, KRG Development, LLC and Kite Development Corporation	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.5	Amendment to Agreement and Plan of Merger, dated as of August 10, 2004, by and between the Company, KRG Development, LLC and Kite Development Corporation	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.6	Agreement and Plan of Merger dated as of April 5, 2004 by and between the Company, KRG Realty Advisors, LLC and KMI Realty Advisors, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.7	Amendment to Agreement and Plan of Merger, dated as of August 10, 2004, by and between the Company, KRG Realty Advisors, LLC and KMI Realty Advisors, Inc.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.8	Employment Agreement, dated as of August 16, 2004, by and between the Company and Alvin E. Kite, Jr.*	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.9	Employment Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.10	Employment Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.11	Employment Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Alvin E. Kite, Jr.*	Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.14	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.19	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.20	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.21	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.22	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.23	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.24	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.25

Contributor Indemnity Agreement, dated August 16, 2004, by and among Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, IV, and Mark Jenkins*

Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.26	Kite Realty Group Trust 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.27	Kite Realty Group Trust Executive Bonus Plan*	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

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

Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.33	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.34	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.35	Consulting Agreement, dated August 16, 2004, by and between Kite Realty Group, L.P and Paul W. Kite	Incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.36

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

10.37

First Amendment to Credit Agreement, dated as of December 15, 2004, by and among Kite Realty Group, L.P., Kite Realty Group Trust, the financial institutions signatory thereto and Wachovia Bank, National Association, as Agent

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 20, 2004

10.38

Third Amendment to Credit Agreement, dated as of June 30, 2005, by and among Kite Realty Group, L.P., Kite Realty Group Trust, the financial institutions signatory thereto and Wachovia Bank, National Association, as Agent

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 7, 2005

10.39

Contribution Agreement dated as of April 5, 2004 by and among Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis and Mark Jenkins

Incorporated by reference to Exhibit 10.2 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

10.40	Schedule of 2005 Bonus Benchmarks for Executive Officers*	Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.41	Form of Share Option Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.42	Form of Restricted Share Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.43	Schedule of Non-Employee Trustee Fees and Other Compensation*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2005

10.44	Contribution Agreement, dated as of March 31, 2005, by and among Kite Realty Group, L.P., Brentwood Holdings, LLC and Alvin E. Kite, Jr., John A. Kite, Paul W. Kite and Thomas K. McGowan	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on April 5, 2005

10.45	Purchase and Sale Agreement, dated as of March 3, 2005, by and among Kite Realty Group Trust and U.S. Retail Income Fund VIII-E, Limited Partnership	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q/A of Kite Realty Group Trust for the period ended March 31, 2005

10.46	Purchase and Sale Agreement, dated as of March 3, 2005, by and among Kite Realty Group Trust and U.S. Retail Income Fund IV, Limited Partnership	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended March 31, 2005

10.47	Purchase and Sale Agreement, dated as of March 3, 2005, by and among Kite Realty Group Trust and U.S. Retail Income Fund VIII-D, Limited Partnership	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended March 31, 2005

10.48	Underwriting Agreement, dated September 27, 2005, by and among the Company, Kite Realty Group, L.P. and the underwriters named therein	Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 29, 2005

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Denotes a management contract or compensatory, plan contract or arrangement.