Form 10-Q
period 2006-03-31
KITE REALTY GROUP TRUST
filed 2006-05-10
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-32268

Kite Realty Group Trust
(Exact Name of Registrant as Specified in its Charter)

Maryland	11-3715772
(State of Organization)	(IRS Employer Identification Number)

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

The number of Common Shares outstanding as of May 2, 2006 was 28,583,414 ($.01 par value)

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
TABLE OF CONTENTS

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
•

other factors affecting the real estate industry generally; and other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate including, in particular, the section titled “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in our quarterly reports on Form 10-Q.

          The Company undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Part I.  FINANCIAL INFORMATION
Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)

	March 31, 2006	December 31, 2005

Assets:
Investment properties, at cost:
Land	$172,211,722	$172,509,684
Land held for development	53,293,610	51,340,820
Buildings and improvements	485,808,204	485,129,649
Furniture, equipment and other	5,384,093	5,675,980
Construction in progress and other	85,558,803	65,903,868

	802,256,432	780,560,001
Less: accumulated depreciation	(47,194,381)	(41,825,911)

	755,062,051	738,734,090
Cash and cash equivalents	9,560,171	15,208,835
Tenant receivables, including accrued straight-line rent, net of allowance for bad debts	12,954,605	11,302,923
Other receivables	6,865,736	6,082,511
Investments in unconsolidated entities, at equity	1,191,443	1,303,919
Escrow deposits	5,466,752	6,718,198
Deferred costs, net	17,532,778	17,380,288
Prepaid and other assets	2,603,042	2,499,042

Total Assets	$811,236,578	$799,229,806

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$390,950,748	$375,245,837
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	53,551	—
Accounts payable and accrued expenses	31,530,388	30,642,822
Deferred revenue and other liabilities	25,210,889	25,369,152
Minority interest	4,748,825	4,847,801

Total liabilities	452,494,401	436,105,612
Commitments and contingencies
Limited Partners’ interests in operating partnership	83,228,186	84,244,814
Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 28,583,414 shares and 28,555,187 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	285,834	285,552
Additional paid in capital and other	288,206,406	288,976,563
Unearned compensation	—	(808,015)
Accumulated other comprehensive income	610,371	427,057
Accumulated deficit	(13,588,620)	(10,001,777)

Total shareholders’ equity	275,513,991	278,879,380

Total Liabilities and Shareholders’ Equity	$811,236,578	$799,229,806

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Revenue:
Minimum rent	$15,734,672	$12,530,628
Tenant reimbursements	3,695,873	2,623,188
Other property related revenue	1,051,701	948,500
Construction and service fee revenue	7,896,936	3,088,976
Other income, net	53,876	12,564

Total revenue	28,433,058	19,203,856
Expenses:
Property operating	3,034,174	2,728,090
Real estate taxes	2,506,914	1,498,381
Cost of construction and services	7,185,364	2,908,384
General, administrative, and other	1,343,537	1,232,269
Depreciation and amortization	7,522,235	4,819,333

Total expenses	21,592,224	13,186,457

Operating income	6,840,834	6,017,399
Interest expense	4,569,992	3,758,434
Income tax expense of taxable REIT subsidiary	13,287	—
Minority interest income	(37,524)	(41,019)
Equity in earnings of unconsolidated entities	87,973	75,795

Income from continuing operations	2,308,004	2,293,741
Operating income from discontinued operations	—	306,009
Limited Partners’ interest in operating partnership	(535,457)	(785,090)

Net income	$1,772,547	$1,814,660

Income per common share - basic:
Continuing operations	$0.06	$0.08
Discontinued operations	—	0.01

	$0.06	$0.09

Income per common share - diluted:
Continuing operations	$0.06	$0.08
Discontinued operations	—	0.01

	$0.06	$0.09

Weighted average common shares outstanding - basic	28,571,440	19,148,267

Weighted average common shares outstanding - diluted	28,704,563	19,231,484

Dividends declared per common share	$0.1875	$0.1875

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net income	$1,772,547	$1,814,660
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest income	37,524	41,019
Equity in earnings of unconsolidated entities	(87,973)	(75,795)
Limited Partners’ interest in Operating Partnership	535,457	785,090
Distributions of income from unconsolidated entities	114,997	59,647
Straight-line rent	(422,303)	(339,222)
Depreciation and amortization	8,061,426	5,020,285
Provision for credit losses	(44,053)	147,319
Compensation expense for equity awards	105,322	50,298
Amortization of debt fair value adjustment	(107,714)	(359,386)
Amortization of in-place lease liabilities	(877,836)	(938,630)
Minority interest distributions	(136,500)	(25,435)
Changes in assets and liabilities:
Tenant receivables	(1,185,326)	(2,384,923)
Deferred costs and other assets	255,260	(2,126,680)
Accounts payable and accrued expenses	(800,191)	1,555,333

Net cash provided by operating activities	7,220,637	3,223,580
Cash flows from investing activities:
Acquisitions of interests in properties and capital and construction expenditures, net	(23,278,506)	(36,988,570)
Change in construction payables	1,714,604	(3,750,215)
Distributions of capital from unconsolidated entities	139,003	44,353

Net cash used in investing activities	(21,424,899)	(40,694,432)
Cash flows from financing activities:
Loan proceeds	50,783,609	59,184,837
Loan transaction costs	(286,930)	(768,098)
Loan payments	(34,970,983)	(16,788,557)
Distributions paid - shareholders	(5,354,098)	(3,590,301)
Distributions paid - unitholders	(1,616,000)	(1,592,987)

Net cash provided by financing activities	8,555,598	36,444,894
Decrease in cash and cash equivalents	(5,648,664)	(1,025,958)
Cash and cash equivalents, beginning of period	15,208,835	10,103,176

Cash and cash equivalents, end of period	$9,560,171	$9,077,218

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

Note 1.  Organization

          Kite Realty Group Trust (the “Company” or “REIT”), through its majority-owned subsidiary, Kite Realty Group L.P., (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties.  The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiaries. As of March 31, 2006, the Company owned 47 entities which held properties in which the Company has an interest.  Forty-five of these entities are consolidated in the accompanying financial statements.

Note 2.  Basis of Presentation

          The accompanying financial statements of Kite Realty Group Trust are presented on a consolidated basis and include all of the accounts of the Company, the Operating Partnership, the taxable REIT subsidiaries of the Operating Partnership and any variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  The Company consolidates properties that are wholly-owned and properties in which it owns less than 100% but it controls.  Control of a property is demonstrated by:

•	the Company’s ability to manage day-to-day operations,
•	the Company’s ability to refinance debt and sell the property without the consent of any other partner or owner, and
•	the inability of any other partner or owner to replace the Company.

          The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2005 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

          Certain reclassifications of prior period amounts were made to conform to the 2006 presentation.  These reclassifications had no effect on net income previously reported.

          The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest.  The Company adjusts the limited partners’ interests in the Operating Partnership at the end of each period to reflect their interest in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the limited partners’ interests in the Operating Partnership for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,

	2006	2005

Company’s weighted average interest in Operating Partnership	76.8%	69.8%
Limited Partners’ weighted average interest in Operating Partnership	23.2%	30.2%
Company’s interest in Operating Partnership at March 31	76.8%	69.3%
Limited Partners’ interest in Operating Partnership at March 31	23.2%	30.7%

Note 3.  Earnings Per Share

          Basic earnings per share is calculated based on the weighted average number of shares outstanding during the period.  Diluted earnings per share is determined based on the weighted average number of shares outstanding combined with the incremental average shares that would have been outstanding assuming all potentially dilutive shares were converted into common shares as of the earliest date possible.  Restricted shares and share options are accounted for based on their fair market value at the date of grant and amortized over the vesting periods.  Expense related to the Company’s share plans was $105,322 and $50,298 for the three months ended March 31, 2006 and 2005, respectively.

          Potential dilutive securities include outstanding share options and units of limited partnership of the Operating Partnership which may be exchanged for shares under certain circumstances.  The only potentially dilutive securities that had a dilutive effect for the three months ended March 31, 2006 and 2005 were outstanding share options.

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

          The following table sets forth the computations of our basic and diluted earnings per share.

	For the Three Months Ended March 31,

	2006	2005

Income from continuing operations [1]	$1,772,547	$1,601,066
Discontinued operations [1]	—	213,594

Net income	$1,772,547	$1,814,660

Weighted average common shares outstanding - basic	28,571,440	19,148,267
Effect of outstanding stock options	133,123	83,217

Weighted average common shares outstanding - diluted	28,704,563	19,231,484

[1]	Reflects the Company’s share of income.

Note 4.  Mortgage and Other Indebtedness

          Mortgage and other indebtedness consist of the following at March 31, 2006 and December 31, 2005:

	Balance at

	March 31, 2006	December 31, 2005

Line of Credit	$105,550,000	$92,950,000
Mortgage Notes Payable - Fixed Rate	203,810,023	203,782,448
Construction Notes Payable - Variable Rate	57,414,587	70,652,913
Mortgage Notes Payable - Variable Rate	21,582,651	5,159,274
Net Premiums on Acquired Debt	2,593,487	2,701,202

Total Mortgage and Other Indebtedness	$390,950,748	$375,245,837

          Indebtedness, including weighted average maturities and weighted average interest rates at March 31, 2006, is summarized below:

	March 31, 2006

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total

Fixed Rate Debt	$203,810,023	7.3	6.04%	52%
Floating Rate Debt (Hedged)	65,000,000	1.0	5.48%	17%

Total Fixed Rate Debt	268,810,023	5.8	5.90%	69%
Construction Debt	57,414,587	1.1	6.48%	15%
Other Variable Rate Debt	127,132,651	1.3	6.30%	33%
Floating Rate Debt (Hedged)	(65,000,000)	-1.0	-6.18%	-17%

Total Variable Rate Debt	119,547,238	1.3	6.45%	31%
Net Premiums on Acquired Debt	2,593,487	N/A	N/A	N/A

Total Debt	$390,950,748	4.5	6.08%	100%

          Mortgage and construction loans are collateralized by certain real estate and are generally due in monthly installments of interest and principal and mature over various terms through 2022.  Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread in a range of 150 to 275 basis points.  Fixed interest rates on mortgage loans range from 5.11% to 7.65%.

          During the first quarter of 2006, the Company used proceeds from its revolving credit facility and other borrowings totaling approximately $51.0 million to acquire several development land parcels, invest in development projects and for general working capital purposes.  Loan payoffs were approximately $34.4 million and scheduled principal payments totaled approximately $0.6 million.

          As of March 31, 2006, the Company’s borrowing base under its revolving credit facility was approximately $126.5 million, of which approximately $20.0 million was available for additional borrowings.  Borrowings under the facility bear interest at a floating rate of LIBOR plus 135 to 160 basis points, depending on the Company’s leverage ratio.  As of March 31, 2006, there were 34 properties available to be added to the borrowing base (upon completion of the lender’s due diligence process).  Such additional borrowing base is required for potential additional borrowings of the credit facility’s full capacity of $150 million (before considering the facility’s expansion feature to a maximum of $250 million).

          The following properties are encumbered by the revolving credit facility as of March 31, 2006: Silver Glen Crossing, Glendale Mall, Hamilton Crossing, Kings Lake Square, Waterford Lakes, Publix at Acworth, PEN Products, Union Station Parking Garage, Galleria Plaza, Cedar Hill Village, Shops at Eagle Creek, Burlington Coat, Eastgate Pavilion, Four Corner Square, Market Street Village and Stoney Creek Commons.

          As of March 31, 2006, the Company had entered into letters of credit totaling approximately $2.9 million.  At that date, there were no amounts outstanding against these instruments.

Note 5.  Derivative Instruments, Hedging Activities and Other Comprehensive Income

          At March 31, 2006, derivatives with a fair value of $610,371 were included in other assets.  The change in net unrealized income (loss) for derivatives designated as cash flow hedges is recorded in shareholders’ equity as other comprehensive income (loss).  No hedge ineffectiveness on cash flow hedges was recognized during the first quarter of 2006.  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.

          The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as hedges.

The following sets forth comprehensive income for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,

	2006	2005

Net income	$1,772,547	$1,814,660
Other comprehensive income (loss)[1]	183,314	(165,423)

Comprehensive income	$1,955,861	$1,649,237

[1]	Relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges.

Note 6.  Shareholders’ Equity

          On February 9, 2006, the Company’s Board of Trustees declared a cash distribution of $0.1875 per common share for first quarter of 2006.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.1875 per Operating Partnership unit for the same period.  These distributions were accrued as of March 31, 2006 and were paid on April 18, 2006.

Note 7.  Segment Data

          The operations of the Company are aligned into two business segments: (i) real estate operation and development and (ii) construction and advisory services.  Segment data of the Company for the three months ended March 31, 2006 and 2005 are as follows:

Three Months Ended March 31, 2006	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$20,804,528	$13,927,703	$34,732,231	$(6,299,173)	$28,433,058
Operating expenses, cost of construction and services, general, administrative and other	6,911,395	13,369,669	20,281,064	(6,211,075)	14,069,989
Depreciation and amortization	7,505,309	16,926	7,522,235	—	7,522,235

Operating income	6,387,824	541,108	6,928,932	(88,098)	6,840,834
Interest expense	4,569,976	139,903	4,709,879	(139,887)	4,569,992
Income tax expense of taxable REIT subsidiary	—	13,287	13,287	—	13,287
Minority interest income	(37,524)		(37,524)	—	(37,524)
Equity in earnings of unconsolidated entities	87,973	—	87,973	—	87,973
Limited partners’ interests in Operating Partnership	—	—	—	(535,457)	(535,457)

Net income	$1,868,297	$387,918	$2,256,215	$(483,668)	$1,772,547

Total assets	$808,516,180	$22,835,857	$831,352,037	$(20,115,459)	$811,236,578

Three Months Ended March 31, 2005	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$16,232,824	$11,655,465	$27,888,289	$(8,684,433)	$19,203,856
Operating expenses, cost of construction and services, general, administrative and other	5,262,545	11,415,457	16,678,002	(8,310,878)	8,367,124
Depreciation and amortization	4,800,976	18,357	4,819,333		4,819,333

Operating income	6,169,303	221,651	6,390,954	(373,555)	6,017,399
Interest expense	3,726,890	31,544	3,758,434	—	3,758,434
Income tax expense of taxable REIT subsidiary	—	—	—	—	—
Minority interest income	(41,019)	—	(41,019)	—	(41,019)
Equity in earnings of unconsolidated entities	75,795	—	75,795	—	75,795
Operating income from discontinued operations	306,009	—	306,009	—	306,009
Limited partners’ interests in Operating Partnership	—	—	—	(785,090)	(785,090)

Net income	$2,783,198	$190,107	$2,973,305	$(1,158,645)	$1,814,660

Total assets	$621,833,675	$18,242,994	$640,076,669	$(16,478,646)	$623,598,023

Note 8.  New Accounting Pronouncements

          In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”.  This FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  This FSP provides guidance on the determination of when  an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss.  This FSP also requires disclosure about unrealized losses that have not been recognized as other-than-temporary impairments.  The guidance in the FSP is effective in reporting periods beginning after December 15, 2005.  The adoption of this FSP did not have a material impact on the Company’s financial position or results of operations.

          In June 2005, The FASB ratified its consensus in EITF Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-05”).

The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions.  The adoption of Issue 04-05 did not have a material impact on the Company’s financial position or results of operations.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  This Statement requires voluntary changes in accounting to be accounted for retrospectively and all prior periods to be restated as if the newly adopted policy had always been used, unless it is impracticable.  APB Opinion No. 20 previously required most voluntary changes in accounting to be recognized by including the effect of the change in accounting in net income in the period of change.  This Statement also requires a change in method of depreciation, amortization or depletion for a long-lived asset to be accounted for as a change in estimate that is affected by a change in accounting principle.  SFAS No. 154 i s effective for fiscal years beginning after December 15, 2005.

          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (“SFAS No. 123(R)”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  SFAS No 123(R) is effective for fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 123(R) as of January 1, 2006 did not have a material impact on the Company’s financial condition or results of operations.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”.  This Statement requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (a) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits; or (b) the transactions lack commercial substance.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

Note 9.  Commitments and Contingencies

          The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business.  None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

          Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property and has limited recourse to the Company.  As of March 31, 2006, the Company’s share of joint venture debt was approximately $8.5 million.

Note 10.  Subsequent Events

          On April 28, 2006, the Company contributed $7.25 million for a 60% interest in a joint venture which acquired a 14-acre development land parcel in Oldsmar, Florida, a suburb of Tampa.  This development is projected to include approximately 74,500 square feet of Company-owned gross leasable area and three outparcels and is being marketed to big-box retailers.  Construction on this project is anticipated to commence in the third quarter of 2006. The Company entered into an $8 million letter of credit primarily in support of a site development agreement for this project.

          On April 3, 2006, the Company acquired a community shopping center that is under construction in Peachtree City, Georgia, a suburb of Atlanta.  Kedron Village will consist of 282,125 square feet (157,408 square feet of owned GLA) and will be anchored by Target, Ross, Bed Bath & Beyond, and Petco.  The project is currently 77.6% pre-leased.  The purchase price for Kedron Village was $36.9 million, of which approximately $22.0 million has been paid through May 2, 2006.  The remainder of the purchase price will be paid as construction continues.  Initial project opening is anticipated for July 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in connection with the accompanying historical financial statements and related notes thereto.  In this discussion, unless the context suggests otherwise, references to “our Company,” “we,” “us” and “our” mean Kite Realty Group Trust and its subsidiaries.

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

          As of March 31, 2006, we owned interests in a portfolio of 42 operating retail properties totaling approximately 6.7 million square feet of gross leasable area (including non-owned anchor space) and 12 retail properties under development that are expected to contain approximately 1.6 million square feet of gross leasable area (including non-owned anchor space) upon completion.  As of March 31, 2006, we also owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area and a related parking garage.  In December 2005, we sold 100% of our interest in Mid-America Clinical Labs.  The results related to the Mid-America Clinical Labs property have been reflected as discontinued operations for the first quarter of 2005.   In addition, as of March 31, 2006, we owned interests in land parcels comprising approximately 180 acres that may be used for expansion of existing properties or future development of new retail or commercial properties.

          We derive revenues primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. We also derive revenues from providing management, leasing, real estate development, construction and real estate advisory services through our taxable REIT subsidiaries. Our operating results therefore depend materially on the ability of our tenants to make required payments and overall real estate market conditions.

          In the future, we intend to focus on internal growth and pursuing targeted development and acquisitions of neighborhood and community shopping centers. We expect to incur additional debt in connection with any future development or acquisitions of real estate.

Results of Operations

Acquisition and Development Activities

          The comparability of results of operations is significantly affected by our development and acquisition activities in 2005.  At March 31, 2006, we owned interests in 47 operating properties (consisting of 42 retail properties, four commercial operating properties and a related parking garage) and had 12 properties under development. Of the 59 total properties held at March 31, 2006, two operating properties (Spring Mill Medical and The Centre) were owned through joint ventures and accounted for under the equity method.

Since January 1, 2005, we acquired and placed in service the following five operating retail properties:

Property Name	Location	Acquisition Date	Acquisition Cost (Millions)	Financing Method

Fox Lake Crossing	Fox Lake, IL	February 7, 2005	15.5 (1)	Debt
Plaza Volente	Austin, TX	May 16, 2005	35.9 (2)	Debt
Indian River Square	Vero Beach, FL	May 16, 2005	16.5 (3)	Debt
Bolton Plaza	Orange Park, FL	November 1, 2005	14.0 (4)	Offering Proceeds
Market Street Village	Hurst, TX	November 17, 2005	29.0 (5)	Debt (6)

(1)	Inclusive of debt assumed of $12.3 million and tax increment (“TIF”) financing receivable of $1.5 million.
(2)	Inclusive of $28.7 million of new debt and $7.2 million of borrowings under the Company’s revolving credit facility incurred in connection with the acquisition.
(3)	Inclusive of $13.3 million of new debt and $3.2 million of borrowings under the Company’s revolving credit facility incurred in connection with the acquisition.
(4)	This property is owned through a joint venture with a third party. The Company currently receives 85% of the cash flow from this property, which percentage may decrease under certain circumstances.
(5)	Excludes escrow of $1.7 million subject to completion of the development of an additional 7,000 square foot parcel.
(6)	Financed with borrowings under the Company’s revolving credit facility and subsequently partially paid down with the proceeds from the sale of Mid-America Clinical Labs.

The following development properties became operational or partially operational from January 1, 2005 through March 31, 2006:

Property Name	MSA

Weston Park Phase I	Indianapolis, IN
Greyhound Commons	Indianapolis, IN
Geist Pavilion	Indianapolis, IN
Martinsville Shops	Martinsville, IN
Red Bank Commons	Evansville, IN
Traders Point II	Indianapolis, IN
Marsh Supermarkets – Naperville	Chicago, IL

          As of March 31, 2005, we owned interests in a portfolio of 33 operating retail properties totaling approximately 4.8 million square feet of gross leasable area (including non-owned anchor space) and ten retail properties under development that were expected to contain approximately 1.7 million square feet of gross leasable area (including non-owned anchor space) upon completion. As of March 31, 2005, we also owned interests in five operating commercial properties totaling approximately 663,000 square feet of net rentable area and a related parking garage.  Of the 49 total properties held at March 31, 2005, two operating properties were owned through joint ventures and were accounted for under the equity method.

Comparison of Operating Results for the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

          The following table reflects key line items from our consolidated statements of operations for the three months ended March 31, 2006 and 2005 (unaudited):

	Three Months Ended March 31,		Increase (Decrease) 2005 to 2006

	2006	2005

Rental income (including tenant reimbursements)	$19,430,545	$15,153,816	$4,276,729	28%
Other property related revenue	1,051,701	948,500	103,201	11%
Construction and service fee revenue	7,896,936	3,088,976	4,807,960	156%
Other income, net	53,876	12,564	41,312	329%
Property operating expense	3,034,174	2,728,090	306,084	11%
Real estate taxes	2,506,914	1,498,381	1,008,533	67%
Cost of construction and services	7,185,364	2,908,384	4,276,980	147%
General, administrative, and other	1,343,537	1,232,269	111,268	9%
Depreciation and amortization	7,522,235	4,819,333	2,702,902	56%

Operating income	6,840,834	6,017,399	823,435
Interest expense	4,569,992	3,758,434	811,558	22%
Income tax expense of taxable REIT subsidiary	13,287	—	13,287	—
Minority interest income	(37,524)	(41,019)	3,495	—
Equity in earnings of unconsolidated entities	87,973	75,795	12,178	16%
Operating income from discontinued operations	—	306,009	(306,009)	-100%
Limited Partners’ interest in Operating Partnership	(535,457)	(785,090)	249,633	—

Net income	$1,772,547	$1,814,660	$(42,113)

          Rental income (including tenant reimbursements) increased approximately $4.3 million or 28%.  Approximately $2.7 million of this increase was attributable to properties acquired in 2005 and, therefore, a full quarter of rental income is reflected in the first quarter of 2006.  Approximately $1.5 million of the increase was attributable to properties that became operational or partially operational in 2005 and, therefore, had incremental rental income in the first quarter of 2006.  Approximately $0.1 million of the increase was attributable to properties operating for all of the first quarter of 2006 and 2005.  Offsetting this increase was a decrease of approximately $0.2 million due to the rejection of leases as part of the bankruptcy proceedings of Ultimate Electronics at Cedar Hill Village and Galleria Plaza.  The replacement tenants at both of these properties began paying rent during February 2006.

          Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $0.1 million or 11% as a result of higher overage rent in the first quarter of 2006.

          Construction revenue and service fees increased approximately $4.8 million or 156%.  This increase is primarily due to an increase in construction contracts with third-party customers.

          Property operating expenses increased approximately $0.3 million or 11%.   This increase is largely attributable to properties acquired in 2005 and, therefore, a full quarter of operating expense is reflected in the first quarter of 2006.

          Real estate taxes increased approximately $1.0 million or 67%.  Approximately $0.5 million was attributable to properties that were fully operational for the first quarter of 2006 and 2005.  The majority of this increase is due to property reassessments, the majority of which is recoverable from tenants.  Approximately $0.4 million of this increase was attributable to properties acquired in 2005 and, therefore, a full quarter of real estate tax expense is reflected in the first quarter of 2006.  Approximately $0.1 million was attributable to properties that became operational or partially operational in 2005 and, therefore, had incrementally higher real estate tax expense in the first quarter of 2006.

          Cost of construction and services increased approximately $4.3 million or 147%.  This increase was primarily due to an increase in construction contracts with third-party customers.

          General, administrative and other expenses increased approximately $0.1 million or 9%.  This increase is due to increased staffing attributable to our growth.

          Depreciation and amortization expense increased approximately $2.7 million or 56%. Approximately $1.3 million of the increase was attributable to properties acquired in 2005 and, therefore, a full quarter of depreciation and amortization expense is reflected in the first quarter of 2006.  Approximately $0.4 million was attributable to properties that became operational or partially operational in 2005 and, therefore, had incrementally higher depreciation and amortization expense in the first quarter of 2006.  Approximately $1.0 million of the increase was attributable to properties operating for all of the first quarter of 2006 and 2005.  Included in this increase was the write off of tenant improvements and purchased intangibles totaling $1.3 million related to tenants that terminated their leases at Glendale Mall.

          Interest expense increased approximately $0.8 million, or 22%.  Approximately $0.6 million of the increase was attributable to properties acquired in 2005 and, therefore, had a full quarter of interest expense in 2006 and approximately $0.2 million was attributable to the write off of deferred loan fees upon the refinancing of debt.

          In December 2005, we sold Mid-America Clinical Labs and, accordingly, have restated prior periods to reflect the activity of this property as discontinued operations.

Liquidity and Capital Resources

          As of March 31, 2006, we had cash and cash equivalents on hand of $9.6 million.

          As of March 31, 2006, our borrowing base under the revolving credit facility was approximately $126.5 million, of which approximately $20.0 million was available for additional borrowings.  Borrowings under the credit facility bear interest at a floating rate of LIBOR plus 135 to 160 basis points, depending on our leverage ratio.  As of March 31, 2006, there were 34 properties available to be added to the borrowing base (upon completion of the lender’s due diligence process).  Such additional borrowing base is required for potential additional borrowings of the credit facility’s full capacity of $150 million (before considering the facility’s expansion feature to a maximum of $250 million).

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

          The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the first three months of 2006, we incurred approximately $20,000 of costs for recurring capital expenditures and $1.4 million of costs for tenant improvements and leasing commissions, all exclusive of amounts funded with proceeds of draws under construction loans for our development properties.  Approximately $1.2 million of this amount was related to the replacement tenants for Ultimate Electronics at Galleria Plaza and Cedar Hill Village.  We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the revolving credit facility.

          Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties and payment of indebtedness at maturity. As of March 31, 2006, we had 12 development projects underway that are expected to cost approximately $178 million, of which approximately $102 million had been incurred as of March 31, 2006. In addition, we are actively pursuing the acquisition and development of other properties, which will require additional capital. We do not expect that we will have sufficient funds on hand to meet these long-term cash requirements. We will have to satisfy these needs through either additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions and joint venture transactions.

          We believe that we will have access to these sources of capital to fund our long-term liquidity requirements but we cannot assure that this will be the case. Our ability to access the equity capital markets will be dependent on a number of factors, including general capital market conditions.

          In January 2005, Ultimate Electronics filed a petition for Chapter 11 bankruptcy protection to reorganize its business operations.  During the second quarter of 2005 this tenant rejected its leases with us at Galleria Plaza and at Cedar Hill Plaza.  In mid- first quarter of 2006, Shoe Pavilion opened at Galleria Plaza and 24 Hour Fitness opened at Cedar Hill Village.  These two leases represent a total of approximately 64,000 square feet.  The combined base rents per square foot are comparable to those previously paid by Ultimate Electronics.

          On February 21, 2005, Winn-Dixie filed a petition for Chapter 11 bankruptcy protection to reorganize its business operations.  This tenant operates in two locations in our portfolio totaling approximately 103,400 square feet at an average base rent of $7.80 per square foot, representing approximately 1.3% of our total annualized base rent as of March 31, 2006.  The tenant continues to operate in both locations and has paid rent through May 2006 but there can be no assurance of its ability to pay rent prospectively.  On February 28, 2006, Winn-Dixie announced plans to close its store at Shops at Eagle Creek but to date has not rejected the lease at this property.  In its announcement, Winn-Dixie included its store at Waterford Lakes in its list of stores that it intended to retain as of that date.  The store at Shops at Eagle Creek contains approximately 51,700 square feet leased to Winn-Dixie at a base rent of $7.69 per square foot. On May 9, 2006, an auction of leases was conducted as part of Winn-Dixie’s bankruptcy proceedings.  At this auction, we were the successful bidder for the Winn-Dixie lease at Shops at Eagle Creek  at a cost of $1.35 million.  The Company is negotiating with potential replacement tenants for this space.  This transaction is subject to final approval at a formal hearing scheduled for May 18, 2006.

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

          Our Glendale Mall property in Indianapolis, Indiana has an annualized base rent of approximately $2.5 million as of March 31, 2006, or approximately 4.2% of our total annualized base rent.  As of March 31, 2006, Glendale Mall was approximately 78% leased.  We are currently evaluating several strategic alternatives with respect to this property including continuing to lease space in its current configuration and the possibility of redeveloping or selling the property.

Cash Flows

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

          Cash provided by operating activities was $7.2 million for the three months ended March 31, 2006, an increase of $4.0 million from the first quarter of 2005. The increase in cash provided by operations largely resulted from the addition of five operating properties purchased since January 1, 2005 and the opening of several properties that were under development during 2005.  The increase in cash provided by operations was also attributable to cash provided by increases in the changes in tenant receivables and deferred costs between years totaling $3.6 million.  This increase was partially offset by decreases in the changes in accounts payable and accrued expenses between years of $2.4 million.

          Cash used in investing activities was $21.4 million for the three months ended March 31, 2006, a decrease of $19.3 million compared to the first quarter of 2005.  During the first three months of 2005, we acquired one operating property and several development land parcels for an aggregate purchase price of approximately $26.3 million, while during the first three months of 2006, approximately $4.1 million was invested in development land parcels.  During the first three months of 2006, we invested approximately $19.2 million in our development properties compared to approximately $10.6 million in the first three months of 2005.

          Cash provided by financing activities was $8.6 million for the three months ended March 31, 2006, a decrease of $27.9 million compared to the first quarter of 2005.  Proceeds from loan transactions decreased from $59.2 million in the first three months of 2005 to $50.8 million in the first three months of 2006.  Loan proceeds were primarily used to finance the acquisition of operating properties and development land parcels, as well as to fund development activity.  Loan payments increased by $18.2 million between periods largely as a result of the pay down of indebtedness.   Distributions paid to shareholders and unitholders in the first quarter of 2006 also increased by approximately $1.8 million compared to the first quarter of 2005 due to an increase in the number of shares outstanding.

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

The following table reconciles our net income for the three months ended March 31, 2006 and 2005 (unaudited):

	Three Months Ended March 31,

	2006	2005

Net income	$1,772,547	$1,814,660
Add Limited Partners’ interests	535,457	785,090
Add depreciation and amortization of consolidated entities and discontinued operations, net of minority interest	7,428,693	4,913,703
Add depreciation and amortization of unconsolidated entities	102,019	68,212

Funds From Operations of the Kite Portfolio	9,838,716	7,581,665
Less Limited Partners’ interests	(2,271,952)	(2,289,562)

Funds From Operations allocable to the Company	$7,566,764	$5,292,103

Basic FFO per common share of the Kite Portfolio	$0.26	$0.28

Diluted FFO per common share of the Kite Portfolio	$0.26	$0.28

Basic weighted average common shares outstanding	28,571,440	19,148,267

Diluted weighted average common shares outstanding	28,704,563	19,231,484

Basic weighted average common shares and units outstanding	37,190,104	27,432,527

Diluted weighted average common shares and units outstanding	37,323,227	27,515,745

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

Market Risk Related to Fixed Rate Debt

          We had approximately $391.0 million of outstanding consolidated indebtedness as of March 31, 2006 (inclusive of net premiums on acquired debt of $2.6 million).  We have entered into interest rate swaps totaling $65 million to hedge variable cash flows associated with existing variable rate debt.  Including the effects of these swaps, our fixed and variable rate debt would have been approximately $268.8 million (69%) and $119.5 million (31%), respectively, of our total consolidated indebtedness at March 31, 2006.  Reflecting our share of unconsolidated debt, our fixed and variable rate debt is 70% and 30%, respectively, of total consolidated and our share of unconsolidated indebtedness at March 31, 2006.

          Based on the amount of our fixed rate debt, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $9.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $9.6 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of March 31, 2006 would increase or decrease our annual cash flow by approximately $1.2 million.

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

Changes in Internal Control Over Financial Reporting

          There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.     Legal Proceedings

          The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business.  None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.     Risk Factors

          The discussion of our financial condition and results of operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties may have a material adverse effect on our business, financial condition, operating results and cash flows.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

Exhibit No.	Description	Location

10.1*	Updated Summary of 2005 Bonuses for Named Executive Officers	Filed herewith

31.1*	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2*	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

/s/ John A. Kite

John A. Kite
May 10, 2006	Chief Executive Officer and President
(Principal Executive Officer)
(Date)

/s/ Daniel R. Sink

Daniel R. Sink
May 10, 2006	Chief Financial Officer
(Principal Financial Officer and
(Date)	Principal Accounting Officer)