Form 10-Q
period 2006-06-30
KITE REALTY GROUP TRUST
filed 2006-08-09
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-32268

Kite Realty Group Trust
(Exact Name of Registrant as Specified in its Charter)

Maryland	11-3715772
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

30 S. Meridian Street, Suite 1100 Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip code)

Telephone: (317) 577-5600
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

The number of Common Shares outstanding as of August 1, 2006 was 28,811,325 ($.01 par value)

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
TABLE OF CONTENTS

Cautionary Note About Forward-Looking Statements

          This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

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

•

other factors affecting the real estate industry generally; and other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in our quarterly reports on Form 10-Q.

          The Company undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Part I.  FINANCIAL INFORMATION
Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)

	June 30, 2006	December 31, 2005

Assets:
Investment properties at cost:
Land	$169,513,693	$172,509,684
Land held for development	61,341,811	51,340,820
Buildings and improvements	481,030,140	485,129,649
Furniture, equipment and other	5,426,138	5,675,980
Construction in progress and other	120,753,907	65,903,868

	838,065,689	780,560,001
Less accumulated depreciation	(52,455,552)	(41,825,911)

	785,610,137	738,734,090
Cash and cash equivalents	10,750,083	15,208,835
Tenant receivables, including accrued straight-line rent, net of allowance for bad debts	14,898,601	11,302,923
Other receivables	13,961,902	6,082,511
Investments in unconsolidated entities at equity	1,164,978	1,303,919
Escrow deposits	7,706,098	6,718,198
Other assets	23,424,530	19,879,330

Total Assets	$857,516,329	$799,229,806

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$439,156,807	$375,245,837
Accounts payable and accrued expenses	32,702,300	30,642,822
Deferred revenue and other liabilities	27,109,721	25,369,152
Minority interest	4,431,111	4,847,801

Total Liabilities	503,399,939	436,105,612
Commitments and contingencies
Limited Partners’ interests in operating partnership	79,977,187	84,244,814
Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 28,808,483 shares and 28,555,187 shares issued and outstanding, respectively	288,085	285,552
Additional paid in capital	290,623,080	288,976,563
Unearned compensation	—	(808,015)
Accumulated other comprehensive income	677,878	427,057
Accumulated deficit	(17,449,840)	(10,001,777)

Total shareholders’ equity	274,139,203	278,879,380

Total Liabilities and Shareholders’ Equity	$857,516,329	$799,229,806

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Revenue:
Minimum rent	$16,509,839	$13,346,462	$32,244,511	$25,877,090
Tenant reimbursements	4,417,611	2,871,856	8,113,484	5,495,044
Other property related revenue	944,966	407,589	1,996,667	1,356,089
Construction and service fee revenue	9,036,996	5,590,667	16,933,932	8,679,643
Other income, net	31,312	79,894	85,188	92,458

Total revenue	30,940,724	22,296,468	59,373,782	41,500,324
Expenses:
Property operating	3,274,984	2,451,267	6,309,158	5,179,357
Real estate taxes	3,122,720	1,874,849	5,629,634	3,373,230
Cost of construction and services	7,899,325	4,390,955	15,084,689	7,299,339
General, administrative, and other	1,601,176	1,277,102	2,944,713	2,509,371
Depreciation and amortization	7,842,914	5,356,577	15,365,149	10,175,910

Total expenses	23,741,119	15,350,750	45,333,343	28,537,207

Operating income	7,199,605	6,945,718	14,040,439	12,963,117
Interest expense	(4,615,175)	(4,742,869)	(9,185,167)	(8,501,303)
Loss on sale of asset	(764,008)	—	(764,008)	—
Income tax benefit of taxable REIT subsidiary	150,303	—	137,016	—
Minority interest in income of consolidated subsidiaries	(37,986)	(51,930)	(75,510)	(92,949)
Equity in earnings of unconsolidated entities	61,749	126,556	149,722	202,351
Limited Partners’ interests in the continuing operations of the Operating Partnership	(454,117)	(701,701)	(989,574)	(1,394,377)

Income from continuing operations	1,540,371	1,575,774	3,312,918	3,176,839
Discontinued operations, net of Limited Partners’ interests	—	175,165	—	388,759

Net income	$1,540,371	$1,750,939	$3,312,918	$3,565,598

Income per common share - basic:
Continuing operations	$0.05	$0.08	$0.12	$0.17
Discontinued operations	—	0.01	—	0.02

	$0.05	$0.09	$0.12	$0.19

Income per common share - diluted:
Continuing operations	$0.05	$0.08	$0.12	$0.17
Discontinued operations	—	0.01	—	$0.02

	$0.05	$0.09	$0.12	$0.19

Weighted average Common Shares outstanding - basic	28,690,680	19,148,267	28,631,389	19,148,267

Weighted average Common Shares outstanding - diluted	28,802,913	19,262,581	28,753,591	19,262,822

Dividends declared per common share	$0.1875	$0.1875	$0.3750	$0.3750

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30

	2006	2005

Cash flows from operating activities:
Net income	$3,312,918	$3,565,599
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of asset	764,008	—
Minority interest in income of consolidated subsidiaries	75,510	92,949
Equity in earnings of unconsolidated entities	(149,722)	(202,351)
Limited Partners’ interest in Operating Partnership	989,574	1,564,759
Distributions of income from unconsolidated entities	145,198	139,712
Straight-line rent	(958,522)	(538,869)
Depreciation and amortization	16,330,719	11,067,970
Provision for credit losses	193,984	198,865
Compensation expense for equity awards	264,997	172,428
Amortization of debt fair value adjustment	(215,429)	(718,773)
Amortization of in-place lease liabilities	(2,119,611)	(1,801,488)
Minority interest distributions	(492,200)	(47,935)
Changes in assets and liabilities:
Tenant and other receivables	(2,831,141)	(2,604,193)
Other assets	(8,650,903)	(5,956,329)
Accounts payable, accrued expenses, deferred revenue and other liabilities	3,847,614	3,748,780

Net cash provided by operating activities	10,506,994	8,681,124
Cash flows from investing activities:
Acquisitions of interests in properties and capital and construction expenditures, net	(75,400,365)	(107,755,646)
Net proceeds from sale of asset	11,068,559	—
Change in construction payables	(271,648)	1,029,286
Distributions of capital from unconsolidated entities	162,802	32,288

Net cash used in investing activities	(64,440,652)	(106,694,072)
Cash flows from financing activities:
Loan proceeds	141,502,357	137,138,440
Loan transaction costs	(836,005)	(1,188,388)
Loan payments	(77,375,959)	(26,354,134)
Proceeds from exercise of stock options	130,000	—
Distributions paid - shareholders	(10,753,622)	(7,180,602)
Distributions paid - unitholders	(3,191,865)	(3,185,974)

Net cash provided by financing activities	49,474,906	99,229,342

Net change in cash and cash equivalents	(4,458,752)	1,216,394
Cash and cash equivalents, beginning of period	15,208,835	10,103,176

Cash and cash equivalents, end of period	$10,750,083	$11,319,570

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

Note 1.  Organization

          Kite Realty Group Trust (the “Company” or “REIT”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties.  The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiaries.  As of June 30, 2006, the Company owned interests in 48 entities that held operating properties and 11 entities that held development properties in which the Company has an interest.  The Company also owned a 282,125 square-foot property (including 157,408 square feet of owned gross leasable area) under construction with a completion commitment from the seller.  Of the 60 total properties held at June 30, 2006, two operating properties (Spring Mill Medical and The Centre) were owned through joint ventures and accounted for under the equity method.

Note 2.  Basis of Presentation

          The accompanying financial statements of Kite Realty Group Trust are presented on a consolidated basis and include all accounts of the Company, the Operating Partnership, the taxable REIT subsidiaries of the Operating Partnership and any variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  The Company consolidates properties that are wholly owned as well as properties it controls but in which it owns less than 100%.  Control of a property is demonstrated by:

•	the Company’s ability to manage day-to-day operations,

•	the Company’s ability to refinance debt and sell the property without the consent of any other partner or owner, and

•	the inability of any other partner or owner to replace the Company.

          The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2005 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

          Certain reclassifications of prior period amounts were made to conform to the 2006 presentation.  These reclassifications had no effect on net income previously reported.  In December 2005, the Company sold Mid-America Clinical Labs and, accordingly, has restated prior periods to reflect the activity of this property as discontinued operations.

          The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest.  The Company adjusts the Limited Partners’ interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the Limited Partners’ interests in the Operating Partnership for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Company’s weighted average interest in Operating Partnership	77.1%	69.3%	77.0%	69.5%
Limited Partners’ weighted average interest in Operating Partnership	22.9%	30.7%	23.0%	30.5%
Company’s interest in Operating Partnership at June 30	77.4%	69.3%	77.4%	69.3%
Limited Partners’ interest in Operating Partnership at June 30	22.6%	30.7%	22.6%	30.7%

Note 3.  Earnings Per Share

          Basic earnings per share is calculated based on the weighted average number of shares outstanding during the period.  Diluted earnings per share is determined based on the weighted average number of shares outstanding combined with the incremental average shares that would have been outstanding assuming all potentially dilutive shares were converted into common shares as of the earliest date possible.  Share options are accounted for based on their fair market value at the date of grant and amortized over the vesting periods.  Expense related to the Company’s share plans was approximately $159,000 and $110,000 for the three months ended June 30, 2006 and 2005, respectively, and approximately $265,000 and $172,000 for the six months ended June 30, 2006 and 2005, respectively.

          Potential dilutive securities include outstanding share options and units of limited partnership of the Operating Partnership, which may be exchanged for shares under certain circumstances.  The only securities that had a potentially dilutive effect for the three and six months ended June 30, 2006 and 2005 were outstanding share options.

          The effect of conversion of units of the Operating Partnership is not reflected in diluted shares as they are exchangeable for common shares on a one-for-one basis.  The income allocable to such units is allocated on the same basis and reflected as Limited Partners’ interests in the Operating Partnership in the accompanying consolidated statements of operations.  Therefore, the assumed conversion of these units would have no effect on the determination of earnings per share.  The number of weighted average units is set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Weighted average units of Operating Partnership	8,515,168	8,495,931	8,566,630	8,390,680

Note 4.  Mortgage and Other Indebtedness

          Mortgage and other indebtedness consisted of the following at June 30, 2006 and December 31, 2005:

	Balance at

	June 30, 2006	December 31, 2005

Line of credit	$111,550,000	$92,950,000
Mortgage notes payable - fixed rate	228,290,637	203,782,448
Construction notes payable - variable rate	71,724,369	70,652,913
Mortgage notes payable - variable rate	25,106,028	5,159,274
Net premiums on acquired debt	2,485,773	2,701,202

Total mortgage and other indebtedness	$439,156,807	$375,245,837

Indebtedness, including weighted average maturities and weighted average interest rates at June 30, 2006, is summarized below:

	June 30, 2006

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total

Fixed rate debt	$228,290,637	7.4	6.03%	52%
Floating rate debt (hedged)	50,000,000	1.1	5.57%	12%

Total fixed rate debt	278,290,637	6.3	5.95%	64%
Construction debt	71,724,369	1.5	6.99%	16%
Other variable rate debt	136,656,028	1.9	6.79%	31%
Floating rate debt (hedged)	(50,000,000)	-1.1	-6.70%	-11%

Total variable rate debt	158,380,397	1.9	6.91%	36%
Net premiums on acquired debt	2,485,773	N/A	N/A	N/A

Total debt	$439,156,807	4.5	6.30%	100%

          Mortgage and construction loans are collateralized by certain real estate properties and are generally due in monthly installments of interest and principal and mature over various terms through 2022.  Variable interest rates on mortgage and construction loans are based on LIBOR plus 150 to 275 basis points.  Fixed interest rates on mortgage loans range from 5.11% to 7.65%.

          During the second quarter of 2006, the Company had the following activity in its indebtedness:

•

Refinanced the bridge loan on the Sunland Town Centre property.  The new debt has a principal amount of $25.0 million, bears interest at a fixed interest rate of 6.01% and matures on July 1, 2016.  The refinanced bridge loan bore interest at a rate of LIBOR plus 1.85%.  The Company used excess proceeds of approximately $8.5 million from this refinancing to pay down the revolving credit facility;

•

Borrowed approximately $19.7 million against the Traders Point property and the revolving credit facility to fund the initial purchase price for the acquisition of Kedron Village, a 282,125 square-foot community shopping center under construction (157,408 square feet of which is owned gross leasable area) in Peachtree, Georgia, a suburb of Atlanta.  The remaining $14.9 million of the purchase price was paid on July 31, 2006;

•

Borrowed approximately $7.3 million on its revolving credit facility and contributed it for a 60% interest in a joint venture that acquired approximately 14 acres of land in Oldsmar, Florida, a suburb of Tampa; and

•	Used the net proceeds from the sale of the Naperville Marketplace Marsh Supermarkets asset to pay off the balance of the related indebtedness of approximately $11.6 million.

          In addition to the preceding activity, the Company also used proceeds from its revolving credit facility and other borrowings totaling approximately $26.5 million for development and general working capital purposes.  Loan payoffs not mentioned above were approximately $1.6 million and scheduled principal payments totaled approximately $0.6 million during the second quarter of 2006.

          As of June 30, 2006, the Company’s borrowing base under its revolving credit facility was approximately $125.9 million, of which approximately $13.3 million was available for additional borrowings.  Borrowings under the facility bear interest at a floating rate of LIBOR plus 135 to 160 basis points, depending on the Company’s leverage ratio.  As of June 30, 2006, there were 31 properties available to be added to the borrowing base (upon completion of the lender’s due diligence process).  Such additional borrowing base is required for potential additional borrowings up to the credit facility’s full capacity of $150 million (before considering the facility’s expansion feature to a maximum of $250 million).

          The following properties are encumbered by the revolving credit facility as of June 30, 2006: Silver Glen Crossing, Glendale Mall, Hamilton Crossing, Kings Lake Square, Waterford Lakes, Publix at Acworth, PEN Products, Union Station Parking Garage, Galleria Plaza, Cedar Hill Village, Shops at Eagle Creek, Burlington Coat Factory, Eastgate Pavilion, Four Corner Square, Market Street Village and Stoney Creek Commons.

          As of June 30, 2006, the Company had entered into letters of credit totaling approximately $10.0 million, of which $1.1 million reduces availability under the revolving credit facility.  At that date, there were no amounts advanced against these instruments.

Note 5.  Derivative Instruments, Hedging Activities and Other Comprehensive Income

          At June 30, 2006, derivatives with a fair value of $677,878 were included in other assets.  The change in net unrealized income (loss) for derivatives designated as cash flow hedges is recorded in shareholders’ equity as other comprehensive income (loss).  No hedge ineffectiveness on cash flow hedges was recognized during 2006 and 2005.  The expiration date of the Company’s cash flow hedges is August 1, 2007.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.

          The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as hedges.

The following sets forth comprehensive income for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Net income	$1,540,371	$1,750,938	$3,312,918	$3,565,598
Other comprehensive income (loss) (1)	67,507	(207,573)	250,821	(372,995)

Comprehensive income	$1,607,878	$1,543,365	$3,563,739	$3,192,603

(1)	Represents the changes in the fair value of derivative instruments accounted for as cash flow hedges.

Note 6.  Shareholders’ Equity

          On May 18, 2006, Al Kite, John Kite, Tom McGowan and Paul Kite converted 214,049 units of the Operating Partnership into the same number of common shares.  These individuals acquired these units in exchange for 13.8 acres of undeveloped land in Naples, Florida that the Company acquired from these individuals in March 2005.  The conversion was recorded at the land’s carryover basis of approximately $3.1 million.

          On May 4, 2006, the Company’s Board of Trustees declared a cash distribution of $0.1875 per common share for the second quarter of 2006.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.1875 per Operating Partnership unit for the same period.  These distributions were accrued as of June 30, 2006 and were paid on July 18, 2006.

Note 7.  Segment Data

          The operations of the Company are aligned into two business segments: (1) real estate operation and development and (2) construction and advisory services.  Segment data of the Company for the three and six months ended June 30, 2006 and 2005 are as follows:

Three Months Ended June 30, 2006	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$22,231,695	$21,543,781	$43,775,476	$(12,834,752)	$30,940,724
Operating expenses, cost of construction and services, general, administrative and other	7,733,547	20,208,132	27,941,679	(12,043,474)	15,898,205
Depreciation and amortization	7,826,347	16,567	7,842,914	—	7,842,914

Operating income	6,671,801	1,319,082	7,990,883	(791,278)	7,199,605
Interest expense	(4,615,175)	(126,274)	(4,741,449)	126,274	(4,615,175)
Loss on sale of asset	(764,008)	—	(764,008)	—	(764,008)
Income tax (expense) benefit of taxable REIT subsidiary	305,603	(155,300)	150,303	—	150,303
Minority interest in income of consolidated subsidiaries	(31,401)	(6,585)	(37,986)	—	(37,986)
Equity in earnings of unconsolidated entities	61,749	—	61,749	—	61,749
Limited Partners’ interests in the continuing operations of the Operating Partnership	(454,117)	—	(454,117)	—	(454,117)

Net income	$1,174,452	$1,030,923	$2,205,375	$(665,004)	$1,540,371

Total assets	$837,966,764	$43,199,693	$881,166,457	$(23,650,128)	$857,516,329

Three Months Ended June 30, 2005	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$13,564,212	$12,117,179	$25,681,391	$(3,384,923)	$22,296,468
Operating expenses, cost of construction and services, general, administrative and other	1,978,598	11,784,090	13,762,688	(3,768,515)	9,994,173
Depreciation and amortization	5,333,730	22,847	5,356,577	—	5,356,577

Operating income	6,251,884	310,242	6,562,126	383,592	6,945,718
Interest expense	(4,774,192)	(102,781)	(4,876,973)	134,104	(4,742,869)
Minority interest in income of consolidated subsidiaries	(51,930)	—	(51,930)	—	(51,930)
Equity in earnings of unconsolidated entities	126,556	—	126,556	—	126,556
Limited Partners’ interests in the continuing operations of the Operating Partnership	(701,701)	—	(701,701)	—	(701,701)
Discontinued operations, net of Limited Partners’ interests	175,165	—	175,165	—	175,165

Net income	$1,025,782	$207,461	$1,233,243	$517,696	$1,750,939

Total assets	$685,772,053	$28,349,078	$714,121,131	$(18,606,627)	$695,514,504

Six Months Ended June 30, 2006	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$43,026,549	$35,481,158	$78,507,707	$(19,133,925)	$59,373,782
Operating expenses, cost of construction and services, general, administrative and other	14,644,943	33,577,800	48,222,743	(18,254,549)	29,968,194
Depreciation and amortization	15,331,655	33,494	15,365,149	—	15,365,149

Operating income	13,049,951	1,869,864	14,919,815	(879,376)	14,040,439
Interest expense	(9,185,151)	(266,177)	(9,451,328)	266,161	(9,185,167)
Loss on sale of asset	(764,008)	—	(764,008)	—	(764,008)
Income tax (expense) benefit of taxable REIT subsidiary	305,603	(168,587)	137,016	—	137,016
Minority interest in income of consolidated subsidiaries	(68,925)	(6,585)	(75,510)	—	(75,510)
Equity in earnings of unconsolidated entities	149,722	—	149,722	—	149,722
Limited Partners’ interests in the continuing operations of the Operating Partnership	(802,055)	(328,558)	(1,130,614)	141,039	(989,574)

Net income	$2,685,137	$1,099,957	$3,785,093	$(472,176)	$3,312,918

Total assets	$837,966,764	$43,199,693	$881,166,457	$(23,650,128)	$857,516,329

Six Months Ended June 30, 2005	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$29,797,010	$23,772,644	$53,569,654	$(12,069,330)	$41,500,324
Operating expenses, cost of construction and services, general, administrative and other	7,241,117	23,199,547	30,440,664	(12,079,367)	18,361,297
Depreciation and amortization	10,134,706	41,204	10,175,910		10,175,910

Operating income	12,421,187	531,893	12,953,080	10,037	12,963,117
Interest expense	(8,501,082)	(134,325)	(8,635,407)	134,104	(8,501,303)
Minority interest in income of consolidated subsidiaries	(92,949)	—	(92,949)	—	(92,949)
Equity in earnings of unconsolidated entities	202,351	—	202,351	—	202,351
Limited Partners’ interests in the continuing operations of the Operating Partnership	(1,229,156)	(121,258)	(1,350,414)	(43,963)	(1,394,377)
Discontinued operations, net of Limited Partners’ interests	388,759	—	388,759	—	388,759

Net income	$3,189,110	$276,310	$3,465,420	$100,178	$3,565,598

Total assets	$685,772,053	$28,349,078	$714,121,131	$(18,606,627)	$695,514,504

Note 8.  Sale of Asset

          In June 2006, the Company terminated its lease with Marsh Supermarkets and sold the store at its Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $458,000 after tax).  The total proceeds from these transactions of $14 million included a $2.5 million note from Marsh with monthly installments payable through June 30, 2008, and $2.5 million of cash received from the termination of the Company’s lease with Marsh.  The note is guaranteed by the parent company of Marsh Supermarkets.  Marsh Supermarkets at Naperville Marketplace was owned by the Company’s taxable REIT subsidiary.  A portion of the proceeds from this sale were used to pay off related indebtedness of approximately $11.6 million.  The Company will continue to develop the remainder of the Naperville Marketplace development property.

Note 9.  New Accounting Pronouncements

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not believe the adoption of FIN No. 48 will have a material impact on the Company’s financial position or results of operations.

          In November 2005, the FASB issued FASB Staff Position (“FSP”) No. SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  This FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

This FSP provides guidance on the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss.  This FSP also requires disclosure about unrealized losses that have not been recognized as other-than-temporary impairments.  The guidance in the FSP is effective in reporting periods beginning after December 15, 2005.  The adoption of this FSP did not have a material impact on the Company’s financial position or results of operations.

          In June 2005, the FASB ratified its consensus in EITF Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-05”).  The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships.  The adoption of Issue 04-05 did not have a material impact on the Company’s financial position or results of operations.

          In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  This Statement requires voluntary changes in accounting to be accounted for retrospectively and all prior periods to be restated as if the newly adopted policy had always been used, unless it is impracticable.  APB Opinion No. 20 previously required most voluntary changes in accounting to be recognized by including the effect of the change in accounting in net income in the period of change.  This Statement also requires a change in method of depreciation, amortization or depletion for a long-lived asset to be accounted for as a change in estimate that is affected by a change in accounting principle.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.  The adoption of this Statement as of January 1, 2006 did not have a material impact on the Company’s financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payments” (“SFAS No. 123(R)”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  SFAS No 123(R) is effective for fiscal years beginning after June 15, 2005.  The adoption of this Statement as of January 1, 2006 did not have a material impact on the Company’s financial condition or results of operations.

Note 10.  Commitments and Contingencies

          The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business.  None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

          Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property and has limited recourse to the Company.  As of June 30, 2006, the Company’s share of unconsolidated joint venture debt was approximately $8.5 million.

Note 11.  Subsequent Events

          On August 3, 2006, the Company’s Board of Trustees declared a cash distribution of $0.195 per common share for the third quarter of 2006.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.195 per Operating Partnership unit for the same period.  These distributions are payable on October 17, 2006 to shareholders and unitholders of record as of October 5, 2006.

          On July 31, 2006, the Company paid the remaining purchase price of $14.9 million to complete the acquisition of Kedron Village.

          On July 17, 2006, the Company acquired the remaining 15% economic interest from its joint venture partner in Wal-Mart Plaza in Gainesville, Florida for $3.9 million and assumed management responsibilities for the property.  According to the terms of the operating agreement, the economic interest of the Company’s joint venture partner was scheduled to increase to 30% upon the renewal of the Company’s lease with Wal-Mart at the property in early 2008.

          On July 14, 2006, the Company acquired approximately 100 acres in Cary, North Carolina for a purchase price of approximately $35.6 million.  The site is zoned to support up to 705,000 square feet of retail space, in addition to office space and either residential units or a hotel. The Company is currently in negotiations with a potential joint venture partner and intends to contribute this asset into a joint venture prior to the commencement of construction, in which the Company expects to retain 20% a minority interest.   To finance this purchase, the Company incurred short-term variable rate debt bearing interest at LIBOR + 2.25% and maturing on September 14, 2006.  The Company intends to refinance this debt in the third quarter of 2006.  In addition, the Company borrowed $12.6 million of a $15.0 million available credit facility from Wachovia Bank, NA at an interest rate of LIBOR + 1. 35%, maturing August 31, 2006.  This borrowing was used in lieu of a letter of credit to secure the short-term borrowing for the purchase of the land.

          On July 6, 2006, the Company acquired three shopping centers in Naples, Florida for a total purchase price of approximately $57.9 million:

•	Courthouse Shadows Shopping Center is a 134,667 square-foot, 100% leased neighborhood shopping center;

•	Pine Ridge Shopping Center is a 105,515 square-foot, 100% leased neighborhood shopping center; and

•	Riverchase Shopping Center is a 78,340 square-foot, 100% leased neighborhood shopping center.

          To finance the purchase price for these properties, the Company incurred variable rate indebtedness at current interest rates ranging from LIBOR + 1.50% to LIBOR + 3.00%.  On July 18, 2006, in connection with two pending permanent loan applications on Pine Ridge and Riverchase, the Company entered into forward U.S. Treasury rate locks with Lehman Capital.  The term of each rate lock is 60 days.  The Company locked the 10 year Treasury at a rate of 6.335%.  In connection with the rate lock agreements, a deposit of $250,000 was required.  Additional fees may be paid to Lehman Capital under certain circumstances.

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

Overview

          We are a full-service, vertically integrated real estate investment trust focused primarily on the development, construction, acquisition, ownership and operation of high-quality neighborhood and community shopping centers in selected growth markets in the United States.  We also provide real estate facility management, construction, development and other advisory services to third parties.  We derive revenues primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. We also derive revenues from providing management, leasing, real estate development, construction and real estate advisory services through our taxable REIT subsidiaries. Our operating results therefore depend materially on the ability of our tenants to make required payments and overall real estate market conditions.  In the future, we intend to focus on pursuing targeted development and acquisitions of neighborhood and community shopping centers. We expect to incur additional debt in connection with any future development or acquisitions of real estate.

          As of June 30, 2006, we owned interests in a portfolio of 43 operating retail properties totaling approximately 6.7 million square feet of gross leasable area (including non-owned anchor space) and 11 retail properties under development that are expected to contain approximately 1.5 million square feet of gross leasable area (including non-owned anchor space) upon completion.  We also owned a 282,125 square foot property (including 157,408 square feet of owned gross leasable area) under construction with a completion commitment from the seller.  As of June 30, 2006, we also owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area and a related parking garage.

          In December 2005, we sold 100% of our interest in Mid-America Clinical Labs.  The results related to the Mid-America Clinical Labs property have been reflected as discontinued operations for the first six months of 2005.

          As of June 30, 2006, we owned interests in land parcels comprising approximately 195 acres that may be used for expansion of existing properties or future development of new retail or commercial properties.

Results of Operations

Acquisition and Development Activities

          The comparability of results of operations is significantly affected by our development and acquisition activities in 2005.  At June 30, 2006, we owned interests in 48 operating properties (consisting of 43 retail properties, four operating commercial properties and a related parking garage) and had 11 properties under development. We also owned a 282,125 square foot property (including 157,408 square feet of owned gross leasable area) under construction with a completion commitment from the seller.  Of the 60 total properties held at June 30, 2006, two operating properties (Spring Mill Medical and The Centre) were owned through joint ventures and accounted for under the equity method.

           Between January 1, 2005 and June 30, 2006, we acquired and placed in service the following five operating retail properties:

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)	Financing Method

Fox Lake Crossing	Chicago, IL	February 7, 2005	15.5 (1)	Debt
Plaza Volente	Austin, TX	May 16, 2005	35.9 (2)	Debt
Indian River Square	Vero Beach, FL	May 16, 2005	16.5 (3)	Debt
Bolton Plaza	Jacksonville, FL	November 1, 2005	14.0 (4)	Offering Proceeds
Market Street Village	Hurst, TX	November 17, 2005	29.0 (5)	Debt (6)

(1)	Inclusive of debt assumed of $12.3 million and tax increment financing (“TIF”) receivable of $1.5 million.
(2)	Inclusive of $28.7 million of new debt and $7.2 million of borrowings under the Company’s revolving credit facility incurred in connection with the acquisition.
(3)	Inclusive of $13.3 million of new debt and $3.2 million of borrowings under the Company’s revolving credit facility incurred in connection with the acquisition.
(4)	This property is owned through a joint venture with a third party. The Company currently receives 85% of the cash flow from this property, which percentage may decrease under certain circumstances.
(5)	Excludes escrow of $1.7 million subject to completion of the development of an additional 7,000 square-foot parcel.
(6)	Financed with borrowings under the Company’s revolving credit facility and subsequently partially paid down with the proceeds from the sale of Mid-America Clinical Labs.

          The following development properties became operational or partially operational from January 1, 2005 through June 30, 2006:

Property Name	MSA	Operational Date

Weston Park Phase I	Indianapolis, IN	March 2005
Greyhound Commons	Indianapolis, IN	March 2005
Geist Pavilion	Indianapolis, IN	March 2005
Martinsville Shops	Martinsville, IN	June 2005
Red Bank Commons	Evansville, IN	June 2005
Traders Point II	Indianapolis, IN	June 2005
Estero Town Commons	Naples, FL	April 2006

(1) This asset was sold on June 30, 2006.

          As of June 30, 2005, we owned interests in a portfolio of 36 operating retail properties totaling approximately 5.4 million square feet of gross leasable area (including non-owned anchor space) and 12 retail properties under development that were expected to contain approximately 1.9 million square feet of gross leasable area (including non-owned anchor space) upon completion. As of June 30, 2005, we also owned interests in five operating commercial properties totaling approximately 663,000 square feet of net rentable area and a related parking garage.  Of the 54 total properties held at June 30, 2005, two operating properties were owned through joint ventures and were accounted for under the equity method.  In December 2005, we sold Mid-America Clinical Labs and, accordingly, have restated prior periods to reflect the activity of this property as discontinued operations.

Comparison of Operating Results for the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

          The following table reflects our consolidated statements of operations for the three months ended June 30, 2006 and 2005 (unaudited):

	Three Months Ended June 30		Change 2005 to 2006

	2006	2005

Rental income (including tenant reimbursements)	$20,927,450	$16,218,318	$4,709,132
Other property related revenue	944,966	407,589	537,377
Construction and service fee revenue	9,036,996	5,590,667	3,446,329
Other income, net	31,312	79,894	(48,582)
Property operating expense	3,274,984	2,451,267	823,717
Real estate taxes	3,122,720	1,874,849	1,247,871
Cost of construction and services	7,899,325	4,390,955	3,508,370
General, administrative, and other	1,601,176	1,277,102	324,074
Depreciation and amortization	7,842,914	5,356,577	2,486,337

Operating income	7,199,605	6,945,718	253,887
Interest expense	(4,615,175)	(4,742,869)	127,694
Loss on sale of asset	(764,008)	—	(764,008)
Income tax benefit of taxable REIT subsidiary	150,303	—	150,303
Minority interest in income of consolidated subsidiaries	(37,986)	(51,930)	13,944
Equity in earnings of unconsolidated entities	61,749	126,556	(64,807)
Limited Partners’ interest in the continuing operations of the Operating Partnership	(454,117)	(701,701)	247,584

Income from continuing operations	1,540,371	1,575,774	(35,403)
Operating income from discontinued operations, net of Limited Partners’ interests	—	175,165	(175,165)

Net income	$1,540,371	$1,750,939	$(210,568)

          Rental income (including tenant reimbursements) increased approximately $4.7 million or 29%.  Approximately $2.3 million of the increase was attributable to properties that became operational or partially operational in 2005 or 2006 and, therefore, had incremental rental income in the second quarter of 2006.  Approximately $1.8 million of this increase was attributable to properties acquired in 2005 and, therefore, a full quarter of rental income is reflected in 2006.  Approximately $0.5 million of the increase was attributable to properties operating for all of the second quarter of 2006 and 2005.  Included in this increase was a write off of intangible lease obligations of approximately $0.4 million related to our lease with Winn-Dixie at Shops at Eagle Creek, which was terminated during the second quarter of 2006.

          Other property related revenue consists primarily of parking revenues, overage rent, lease settlement income and gains on land sales.  This revenue increased approximately $0.5 million or 132% as a result of higher gains on land sales in the second quarter of 2006, offset by land development rights fees of $0.2 million earned in the second quarter of 2005.

          Construction revenue and service fees increased approximately $3.4 million or 62%.  This increase is primarily due to an increase in construction contracts with third-party customers.  Gross margins on external construction activity remained stable during the second quarter of 2006, compared to the second quarter of 2005.  Contributing to the increase in construction and service fee income was $0.3 million of development and related fees from our joint venture activities earned in the second quarter of 2006.  We also received a lease settlement fee of approximately $0.2 million in the second quarter of 2006 in connection with the sale of our Naperville Marsh Supermarkets asset and the termination of the related lease.  See below for additional discussion of this transaction.  Offsetting the increase in fee income was a total of $0.8 million of development and assignment fees earned in the second quarter of 2005.

          Property operating expenses increased approximately $0.8 million or 34%.   Approximately $0.5 million of this increase is attributable to properties that became operational or partially operational in 2005 or 2006 and, therefore, had incremental property operating expenses in the second quarter of 2006.  Approximately $0.3 million of the increase relates to properties acquired in 2005 and, therefore, reflect a full quarter of operating expense in 2006.

          Real estate taxes increased approximately $1.2 million or 67%.  Approximately $0.6 million was attributable to properties that became operational or partially operational in 2005 or 2006 and, therefore, had incrementally higher real estate tax expense in the second quarter of 2006.  Approximately $0.4 million was attributable to properties that were fully operational for the second quarter of 2006 and 2005.  The majority of this increase is due to property reassessments, the majority of which is recoverable from tenants.  Approximately $0.2 million of this increase was attributable to properties acquired in 2005 and, therefore, reflects a full quarter of real estate tax expense in 2006.

          Cost of construction and services increased approximately $3.5 million or 80%.  This increase was primarily due to an increase in construction contracts with third-party customers.

          General, administrative and other expenses increased approximately $0.3 million or 25%.  This increase is partially due to the timing of certain expenses incurred in the second quarter of 2006 and partially due to increased staffing attributable to our growth.

          Depreciation and amortization expense increased approximately $2.5 million or 46%. Approximately $0.8 million of the increase was attributable to properties acquired in 2005 and, therefore, a full quarter of depreciation and amortization expense is reflected in 2006.  Approximately $1.1 million of the increase was attributable to the write off of tenant costs related to the sale of the Naperville Marsh Supermarkets asset and the termination of the Winn-Dixie lease at Shops at Eagle Creek.

          Interest expense decreased approximately $0.1 million, or 3%.  Interest expense decreased approximately $0.7 million between periods due to the pay off of loans with proceeds from our October 2005 equity offering.  Offsetting this decrease was an increase of approximately $0.3 million attributable to properties acquired in 2005 which, therefore, had a full quarter of interest expense in 2006 as well as an increase of approximately $0.3 million attributable to properties that became operational or partially operational in 2005 or 2006 and, therefore, had incrementally higher interest expense in the second quarter of 2006.  The weighted average interest rate on our indebtedness increased from 6.08% at June 30, 2005 to 6.30% at June 30, 2006, due to a general increase in market interest rates and a higher proportion of fixed rate debt in 2006.

          In June 2006, we agreed to terminate our lease with Marsh Supermarkets and sold the store at our Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $458,000 after tax).  The total proceeds from these transactions of $14 million included a $2.5 million note from Marsh with monthly installments payable through June 30, 2008, and $2.5 million of cash received from the termination of the Company’s lease with Marsh.  The note is guaranteed by the parent company of Marsh Supermarkets.  This asset was owned by our taxable REIT subsidiary and began operations in August 2005.  The net proceeds from this sale were used to pay off related indebtedness of approximately $11.6 million.  We continue to develop the remainder of the Naperville Marketplace development property.

          In the second quarter of 2006, we had an income tax benefit of approximately $0.2 million.  In connection with the sale of the Marsh Supermarkets asset, we recorded an income tax benefit of approximately $0.3 million.  We recorded approximately $0.1 million of income tax expense from the remainder of the operations of our taxable REIT subsidiary.  The 2005 taxable income in our taxable REIT subsidiary was nominal and, accordingly, no income tax provision was recorded.

          In December 2005, we sold Mid-America Clinical Labs and, accordingly, have restated prior periods to reflect the activity of this property as discontinued operations.  The amount of discontinued operations for this property in the second quarter of 2005 was approximately $0.2 million, net of Limited Partners’ interests.

Comparison of Operating Results for the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

          The following table reflects our consolidated statements of operations for the six months ended June 30, 2006 and 2005 (unaudited):

	Six Months Ended June 30		Change

	2006	2005	2005 to 2006

Rental income (including tenant reimbursements)	$40,357,995	$31,372,134	$8,985,861
Other property related revenue	1,996,667	1,356,089	640,578
Construction and service fee revenue	16,933,932	8,679,643	8,254,289
Other income, net	85,188	92,458	(7,270)
Property operating expense	6,309,158	5,179,357	1,129,801
Real estate taxes	5,629,634	3,373,230	2,256,404
Cost of construction and services	15,084,689	7,299,339	7,785,350
General, administrative, and other	2,944,713	2,509,371	435,342
Depreciation and amortization	15,365,149	10,175,910	5,189,239

Operating income	14,040,439	12,963,117	1,077,322
Interest expense	(9,185,167)	(8,501,303)	(683,864)
Loss on sale of asset	(764,008)	—	(764,008)
Income tax benefit of taxable REIT subsidiary	137,016	—	137,016
Minority interest in income of consolidated subsidiaries	(75,510)	(92,949)	17,439
Equity in earnings of unconsolidated entities	149,722	202,351	(52,629)
Limited Partners’ interest in the continuing operations of the Operating Partnership	(989,574)	(1,394,377)	404,803

Income from continuing operations	3,312,918	3,176,839	136,079
Operating income from discontinued operations, net of Limited Partners’ interests	—	388,760	(388,760)

Net income	$3,312,918	$3,565,599	$(252,681)

          Rental income (including tenant reimbursements) increased approximately $9.0 million or 29%.  Approximately $4.5 million of this increase was attributable to properties acquired in 2005 and, therefore, a full six months of rental income is reflected in 2006.  Approximately $4.1 million of the increase was attributable to properties that became operational or partially operational in 2005 or 2006 and, therefore, had incremental rental income in the first six months of 2006.  Approximately $0.4 million of the increase was attributable to the write off of intangible lease obligations of approximately $0.4 million related to our lease with Winn-Dixie at Shops at Eagle Creek, which was terminated during the first half of 2006.

          Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $0.6 million or 47% as a result of higher gains on land sales in the first half of 2006, offset by land development rights fees of $0.2 million and slightly higher lease termination fees earned in the first half of 2005.

          Construction revenue and service fees increased approximately $8.3 million or 95%.  This increase is primarily due to an increase in construction contracts with third-party customers.  Gross margins on external construction activity remained stable during the first six months of 2006, compared to the first six months of 2005.  Also contributing to the increase in construction and service fee income was $0.3 million of development and related fees from our joint venture activities earned in the first six months of 2006.  We also received a lease settlement fee of approximately $0.2 million in the first six months of 2006 in connection with the sale of our Naperville Marsh Supermarkets asset and the termination of the related lease.  Offsetting the increase in fee income was a total of $0.8 million of development and assignment fees earned in the second quarter of 2005.

          Property operating expenses increased approximately $1.1 million or 22%.  Approximately $0.7 million of the increase was attributable to properties that were acquired in 2005 or became operational or partially operational in 2005 or 2006 and, therefore, had incremental property operating expenses in the first six months of 2006.  Approximately $0.6 million of the increase was attributable to properties acquired in 2005 and, therefore, a full six months of property operating expenses is reflected in the first half of 2006.  Offsetting this increase was a net decrease of $0.2 million at Glendale Mall reflecting lower occupancy levels at this property.  Property operating expenses at other properties operating for the entire first six months of 2006 and 2005 were relatively unchanged between the first six months of 2006 and 2005.

          Real estate taxes increased approximately $2.3 million or 67%.  Approximately $0.9 million was attributable to properties that were fully operational for the entire first six months of 2006 and 2005.  The majority of this increase is due to property reassessments, the majority of which is recoverable from tenants.  Approximately $0.7 million of the increase was attributable to properties that became operational or partially operational in 2005 or 2006 and, therefore, had incrementally higher real estate tax expense in the first six months of 2006.  Approximately $0.6 million was attributable to properties acquired in 2005 and, therefore, a full six months of real estate tax expense is reflected in the first half of 2006.

          Cost of construction and services increased approximately $7.8 million or 107%.  This increase was primarily due to an increase in construction contracts with third-party customers.

          General, administrative and other expenses increased approximately $0.4 million or 17%.  This increase is partially due to the timing of certain expense incurred in the second quarter of 2006 and partially due to increased staffing attributable to our growth.

          Depreciation and amortization expense increased approximately $5.2 million or 51%. Approximately $2.1 million of the increase was attributable to properties acquired in 2005 and, therefore, a full six months of depreciation and amortization expense is reflected in the first half of 2006.  Approximately $0.8 million was attributable to properties that became operational or partially operational in 2005 or 2006 and, therefore, had incrementally higher depreciation and amortization expense in the first six months of 2006.  In addition, tenant costs of approximately $1.3 million, $0.6 million and $0.6 million, were written off during the first six months of 2006 in connection with the termination of leases at Glendale Mall, the sale of the Naperville Marsh Supermarkets, and the termination of the Winn-Dixie lease at Shops at Eagle Creek, respectively.

          Interest expense increased approximately $0.7 million, or 8%.  This increase includes approximately $0.9 million attributable to properties acquired in 2005 and, therefore, had a full six months of interest expense in 2006.  Approximately $0.2 million of the increase was attributable to the write off of deferred loan fees upon the refinancing of debt in the first quarter of 2006.  Offsetting these increases is a reduction in interest expense attributable to the pay off of indebtedness from proceeds from our equity offering in October 2005.  The weighted average interest rate on our indebtedness increased from 6.08% at June 30, 2005 to 6.30% at June 30, 2006, due to a general increase in market interest rates and a higher proportion of fixed rate debt in 2006.

          In June 2006, we terminated our lease with Marsh Supermarkets and sold the store at our Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $458,000 after tax).  The total proceeds from these transactions of $14 million included a $2.5 million note from Marsh with monthly installments payable through June 30, 2008, and $2.5 million of cash received from the termination of the Company’s lease with Marsh.  The note is guaranteed by the parent company of Marsh Supermarkets.  Marsh Supermarkets at Naperville Marketplace was owned by our taxable REIT subsidiary.  The net proceeds from this sale were used to pay off related indebtedness of approximately $11.6 million.  We continue to develop the remainder of the Naperville Marketplace development property.

          In the first six months of 2006, we had an income tax benefit of approximately $0.1 million.  In connection with the sale of the Marsh Supermarkets asset, we recorded an income tax benefit of approximately $0.3 million.  In addition, we recorded approximately $0.2 million of income tax expense from the remainder of the operations of our taxable REIT subsidiary.  The 2005 taxable income in our taxable REIT subsidiary was minor and, accordingly, no income tax provision was recorded.

          In December 2005, we sold Mid-America Clinical Labs and, accordingly, have restated prior periods to reflect the activity of this property as discontinued operations.  The amount of discontinued operations for this property in the first six months of 2005 was approximately $0.4 million, net of Limited Partners’ interests.

Liquidity and Capital Resources

          As of June 30, 2006, we had cash and cash equivalents on hand of $10.8 million.

          As of June 30, 2006, the Company’s borrowing base under its revolving credit facility was approximately $125.9 million, of which approximately $13.3 million was available for additional borrowings.  Borrowings under the facility bear interest at a floating rate of LIBOR plus 135 to 160 basis points, depending on the Company’s leverage ratio.  As of June 30, 2006, there were 31 properties available to be added to the borrowing base (upon completion of the lender’s due diligence process).  Such additional borrowing base is required for potential additional borrowings up to the credit facility’s full capacity of $150 million (before considering the facility’s expansion feature to a maximum of $250 million).

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

          The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the first six months of 2006, we incurred approximately $57,000 of costs for recurring capital expenditures and $1.7 million of costs for tenant improvements and leasing commissions, all exclusive of amounts funded with proceeds of draws under construction loans for our development properties.  Approximately $1.2 million of this amount was related to the replacement tenants for Ultimate Electronics at Galleria Plaza and Cedar Hill Village.  In addition, in the second quarter of 2006, we terminated our lease with Winn-Dixie at Shops at Eagle Creek and acquired it in a bankruptcy auction for $1.35 million.  We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the revolving credit facility.

          Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties and payment of indebtedness at maturity. As of June 30, 2006, we had 11 development projects underway that are expected to cost approximately $150 million, of which approximately $94 million had been incurred as of June 30, 2006. In addition, in April 2006, we acquired Kedron Village, a 282,125 square-foot (157,408 square feet of which is owned gross leasable area) neighborhood shopping center in Peachtree, Georgia (a suburb of Atlanta) that is under construction.  The remaining $14.9 million of the purchase price was paid on July 31, 2006.  We are actively pursuing the acquisition and development of other properties, which will require additional capital.  We do not expect to have sufficient funds on hand to meet these long-term cash requirements. We will have to satisfy these needs through either additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions and joint venture transactions.

          We believe we will have access to these sources of capital to fund our long-term liquidity requirements but we cannot assure this will be the case. Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions.

          In January 2005, Ultimate Electronics filed a petition for Chapter 11 bankruptcy protection to reorganize its business operations.  During the second quarter of 2005, this tenant rejected its leases with us at Galleria Plaza and at Cedar Hill Plaza.  During the first quarter of 2006, Shoe Pavilion opened at Galleria Plaza and 24 Hour Fitness opened at Cedar Hill Village in the spaces formerly occupied by Ultimate Electronics.  These two leases represent a total of approximately 64,000 square feet.  The current combined base rents per square foot are comparable to those previously paid by Ultimate Electronics.

          On February 21, 2005, Winn-Dixie filed a petition for Chapter 11 bankruptcy protection to reorganize its business operations.  On February 28, 2006, Winn-Dixie announced plans to close its store at Shops at Eagle Creek.  In its announcement, Winn-Dixie included its store at Waterford Lakes on its list of stores it intended to retain as of that date.  The space at Waterford Lakes contains approximately 51,700 square feet and is leased to Winn-Dixie at a base rent of $7.90 per square foot.  Winn-Dixie continues to operate in Waterford Lakes and has paid rent through August 2006 but there can be no assurance of its ability to pay rent prospectively.  The space at Shops at Eagle Creek contains approximately 51,700 square feet and was leased to Winn-Dixie at a base rent of $7.69 per square foot.  In May 2006, we acquired Winn-Dixie’s lease with us at Shops at Eagle Creek in a bankruptcy auction at a cost of $1.35 million.  The Company is negotiating with several potential retail tenants to lease this space.

          The delay or failure of Winn-Dixie to make payments under its lease or its rejection of its lease at Waterford Lakes under federal bankruptcy laws could affect our short-term liquidity in the event we are not able to timely identify a replacement tenant.  In addition, Winn-Dixie’s termination of its lease or closure of its store at Waterford Lakes could result in a reduction of business and consequently affect the ability of other tenants in the center to pay their lease obligations and the possibility of additional expenditures for tenant improvements for a new tenant in this space.

          We are currently evaluating several strategic alternatives with respect to our Glendale Mall property in Indianapolis, Indiana, including continuing to lease space in its current configuration and the possibility of redeveloping or selling the property.  At present, we have identified and are evaluating a potential development opportunity.  As of June 30, 2006, Glendale Mall had annualized total retail revenue of approximately $2.3 million, or approximately 4.4% of our total annualized retail revenue, and was approximately 77% leased.

Cash Flows

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

          Cash provided by operating activities was $10.5 million for the six months ended June 30, 2006, an increase of $1.8 million from the first half of 2005. The increase in cash provided by operations largely resulted from the addition of five operating properties purchased in 2005 and the opening of several properties that were under development during 2005.  The increase in cash provided by operations was offset by cash used by increases in the changes in receivables and deferred costs between years totaling $2.6 million.

          Cash used in investing activities was $64.4 million for the six months ended June 30, 2006, a decrease of $42.3 million compared to the first half of 2005.  During the first six months of 2005, we acquired three operating properties and several development land parcels for an aggregate purchase price of approximately $85.3 million.  During the first six months of 2006, we invested approximately $34.3 million in our development properties compared to approximately $22.5 million in the first six months of 2005.  During the first six months of 2006, we also realized net proceeds of $11.1 million from the termination of our lease with Marsh Supermarkets at Naperville Marketplace and the related sale of this asset.

          Cash provided by financing activities was $49.5 million for the six months ended June 30, 2006, a decrease of $49.8 million compared to the first half of 2005.  The majority of this change results from an increase in loan payoffs.  In addition, distributions paid to shareholders and unitholders in the first half of 2006 increased by approximately $3.6 million compared to the first half of 2005 due to an increase in the number of shares outstanding.

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

          Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definitions differently than we do.

          The following table reconciles our net income to FFO for the three and six months ended June 30, 2006 and 2005 (unaudited):

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Net income	$1,540,371	$1,750,939	$3,312,918	$3,565,599
Loss on sale of asset, net of tax	458,405	—	458,405	—
Add Limited Partners’ interests in income	454,117	779,669	989,574	1,564,759
Add depreciation and amortization of consolidated entities and discontinued operations, net of minority interest	7,750,309	5,450,335	15,179,002	10,364,038
Add depreciation and amortization of unconsolidated entities	99,651	79,465	201,670	148,631

Funds From Operations of the Kite Portfolio (1)	10,302,853	8,060,408	20,141,569	15,643,027
Less Limited Partners’ interests in Funds From Operations	(2,351,423)	(2,474,545)	(4,623,375)	(4,771,123)

Funds From Operations allocable to the Company (1)	$7,951,430	$5,585,863	$15,518,194	$10,871,904

Basic FFO per share of the Kite Portfolio	$0.28	$0.29	$0.54	$0.57

Diluted FFO per share of the Kite Portfolio	$0.28	$0.29	$0.54	$0.57

Basic weighted average common shares outstanding	28,690,680	19,148,267	28,631,389	19,148,267

Diluted weighted average common shares outstanding	28,802,913	19,262,581	28,753,591	19,262,822

Basic weighted average common shares and units outstanding	37,205,848	27,644,198	37,198,019	27,538,947

Diluted weighted average common shares and units outstanding	37,318,081	27,758,512	37,320,221	27,653,503

(1)  “Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of the Operating Partnership’s real estate properties and construction and service subsidiaries in which the Company owns an interest.  “Funds From Operations allocable to the Company” reflects  a reduction for the Limited Partners’ diluted weighted average interest in the Operating Partnership.

Off-Balance Sheet Arrangements

          We currently do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

          In connection with our initial public offering, we entered into service contracts and other arrangements with Kite, Inc., which provides interior construction services and in which Al Kite, John Kite and Paul Kite owned interests.  In May 2006, Al Kite, John Kite and Paul Kite (the son of Al Kite and brother of John Kite) sold their interests in, and are no longer affiliated with, Kite, Inc.

          During the second quarter of 2006, our affiliate, Kite Realty Advisors, LLC, entered into a one-year contract with Circle Block Partners, LLC (“Circle Block”), owner of the Conrad Hotel in Indianapolis, Indiana, to provide investment management services to Circle Block for an annual fee of $100,000 in connection with the hotel’s operations.  Circle Block is owned by Al Kite, John Kite, Paul Kite and Tom McGowan, and we have several existing arrangements with Circle Block, including fee-based construction management contracts. In addition, our affiliate, KRG Development, LLC, has entered into an agreement with Circle Block pursuant to which Kite Realty Development, LLC may, from time to time, assist in arranging financing for Circle Block projects.  KRG Development, LLC received a financing fee of $85,000 from Circle Block during the first six months of 2006 for services rendered to arrange debt financing for Circle Block pursuant to this arrangement.

          KMI Management, LLC, in which Al Kite, John Kite, Paul Kite and Tom McGowan own direct or indirect interests, and the Company are parties to various arrangements, including a lease agreement that we entered into in connection with our initial public offering in 2004, and pursuant to which our operating partnership is entitled to lease from KMI Management the use of an airplane owned by KMI Management from time to time for company-related business.  In August 2006, we entered into a management agreement, effective as of January 1, 2006, providing for payments, based on an hourly rate, for our usage of the airplane.

          All of the above transactions entered into subsequent to the date of our initial public offering were approved by the independent members of the Board of Trustees.  The Company does not believe any of the related party transactions discussed above will have a material impact on the Company’s liquidity or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates.  Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms.

Market Risk Related to Fixed Rate Debt

          We had approximately $439.2 million of outstanding consolidated indebtedness as of June 30, 2006 (inclusive of net premiums on acquired debt of $2.5 million).  We have entered into interest rate swaps totaling $50 million to hedge variable cash flows associated with existing variable rate debt.  Including the effects of these swaps, our fixed and variable rate debt was approximately $278.3 million (64%) and $158.4 million (36%), respectively, of our total consolidated indebtedness at June 30, 2006.

          Based on the amount of our fixed rate debt, a 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of approximately $10.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $11.8 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of June 30, 2006 would increase or decrease our annual cash flow by approximately $1.6 million.

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

Changes in Internal Control Over Financial Reporting

          There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          The discussion of our financial condition and results of operations should be read together with the risks described below, the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which describe various risks and uncertainties to which we are or may become subject, and any additional risks that may be identified in our future filings with the SEC.  The risks and uncertainties described below, in our 2005 Annual Report on Form 10-K, in the other information contained and incorporated by reference in this Quarterly Report on Form 10-Q, and in the descriptions included in our consolidated financial statements and accompanying notes thereto, are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business , financial condition, operating results and cash flows.  In addition to the risks identified in our 2005 Annual Report on Form 10-K, we are also subject to the following additional risks:

Our results of operations will be significantly influenced by the economies of the markets in which we operate, and the market for retail space generally.

          We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased Internet shopping, infrastructure quality, state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors. As of June 30, 2006, 31% of our retail operating and development owned gross leasable area and 100% of our commercial operating square footage were located in the state of Indiana.  In addition, through our 2006 acquisitions, Florida has become our second-largest retail operating market.  Our concentration in Indiana and our increased activity in Florida exposes us to greater economic risks than if we owned properties in numerous geographic regions, including, for example, increased insurance costs in Florida resulting from the adverse weather-related events in Florida, primarily hurricanes, which affect both our insurance costs and the insurance costs of our tenants and potential tenants. Any adverse economic or real estate developments in Indiana or Florida and the surrounding regions or any of the other markets in which we operate, or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems, could adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders. Moreover, because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been and could be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues or the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space and could harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

          The 2006 annual meeting of shareholders for Kite Realty Group Trust took place on May 4, 2006.  At the meeting, shareholders elected seven trustees to serve a one-year term expiring at the 2007 annual meeting of shareholders.  Each of the nominees as listed in the Company’s proxy statement was elected.  The number of shares voted for or withheld as to each nominee was as follows:

Nominee	For	Withheld

Alvin E. Kite, Jr.	25,825,612	25,830
John A. Kite	25,846,558	4,884
William E. Bindley	25,778,533	72,909
Dr. Richard A. Cosier	25,821,458	29,984
Eugene Golub	25,803,183	48,259
Gerald L. Moss	22,193,070	3,658,372
Michael L. Smith	25,655,358	196,084

          At the annual meeting, the shareholders also voted to ratify the appointment of Ernst & Young, LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2006.  The number of shares voted for, against and abstaining on this proposal was as follows:

	For	Against	Abstain

Ratification of Ernst & Young, LLP as the Company’s independent registered public accounting firm	25,847,563	2,670	1,270

Item 5.	Other Information

          On May 4, 2006, the Board of Trustees adopted the Kite Realty Group Trust Trustee Deferred Compensation Plan, a copy of which is filed as Exhibit 10.1 to this Form 10-Q, and which is incorporated by reference into this Item 5.

Item 6.	Exhibits

Exhibit No.	Description	Location

10.1	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Filed herewith

10.2	Schedule of 2006 Bonus Benchmarks for Executive Officers*	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Denotes a management contract or compensatory plan, contract or arrangement

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

	By:	/s/ John A. Kite

John A. Kite
August 9, 2006		Chief Executive Officer and President
(Date)		(Principal Executive Officer)

	By:	/s/ Daniel R. Sink

Daniel R. Sink
Chief Financial Officer
August 9, 2006		(Principal Financial Officer and
(Date)		Principal Accounting Officer)