Form 10-Q
period 2006-09-30
KITE REALTY GROUP TRUST
filed 2006-11-09
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of Common Shares outstanding as of November 1, 2006 was 28,841,450 ($.01 par value)

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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

•

other factors affecting the real estate industry generally; and other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in our 2006 quarterly reports on Form 10-Q.

          The Company undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. FINANCIAL INFORMATION
Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)

	September 30, 2006	December 31, 2005

Assets:
Investment properties at cost:
Land	$191,122,886	$172,509,684
Land held for development	19,034,512	51,340,820
Buildings and improvements	560,470,407	485,129,649
Furniture, equipment and other	5,458,042	5,675,980
Construction in progress and other	196,016,436	65,903,868

	972,102,283	780,560,001
Less accumulated depreciation	(58,933,666)	(41,825,911)

	913,168,617	738,734,090
Cash and cash equivalents	21,271,444	15,208,835
Tenant receivables, including accrued straight-line rent of $4.2 million and $3.3 million, respectively, net of allowance for bad debts	13,102,056	11,302,923
Other receivables	10,267,549	6,082,511
Investments in unconsolidated entities at equity	1,163,902	1,303,919
Escrow deposits	9,136,113	6,718,198
Deferred costs, net	19,642,799	17,380,288
Prepaid and other assets	4,305,182	2,499,042

Total Assets	$992,057,662	$799,229,806

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$571,029,648	$375,245,837
Accounts payable and accrued expenses	30,197,252	30,642,822
Deferred revenue and other liabilities	35,325,539	25,369,152
Minority interest	4,318,257	4,847,801

Total Liabilities	640,870,696	436,105,612
Commitments and contingencies
Limited Partners’ interests in operating partnership	79,358,294	84,244,814
Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 28,838,534 shares and 28,555,187 shares issued and outstanding, respectively	288,385	285,552
Additional paid in capital	290,987,222	288,976,563
Unearned compensation	—	(808,015)
Accumulated other comprehensive income	411,383	427,057
Accumulated deficit	(19,858,318)	(10,001,777)

Total Shareholders’ Equity	271,828,672	278,879,380

Total Liabilities and Shareholders’ Equity	$992,057,662	$799,229,806

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenue:
Minimum rent	$17,262,427	$14,299,487	$49,506,938	$40,176,577
Tenant reimbursements	3,787,767	2,401,870	11,901,251	7,896,914
Other property related revenue	1,565,787	2,409,900	3,562,454	3,765,989
Construction and service fee revenue	10,293,822	4,793,407	27,227,754	13,473,050
Other income, net	158,632	57,759	243,820	150,217

Total revenue	33,068,435	23,962,423	92,442,217	65,462,747
Expenses:
Property operating	3,439,853	2,933,660	9,749,011	8,113,017
Real estate taxes	2,323,799	1,604,623	7,953,433	4,977,853
Cost of construction and services	7,795,070	4,320,678	22,879,759	11,620,017
General, administrative, and other	1,305,599	1,112,313	4,250,312	3,621,683
Depreciation and amortization	7,209,586	5,439,607	22,574,735	15,615,518

Total expenses	22,073,907	15,410,881	67,407,250	43,948,088

Operating income	10,994,528	8,551,542	25,034,967	21,514,659
Interest expense	(6,139,761)	(5,176,658)	(15,324,928)	(13,677,961)
Loss on sale of asset	—	—	(764,008)	—
Income tax expense of taxable REIT subsidiary	(777,600)	(232,285)	(640,584)	(232,285)
Minority interest in income of consolidated subsidiaries	(2,993)	(623,574)	(78,503)	(716,523)
Equity in earnings of unconsolidated entities	72,261	76,385	221,983	278,736
Limited Partners’ interests in the continuing operations of the Operating Partnership	(936,782)	(798,408)	(1,926,356)	(2,192,785)

Income from continuing operations	3,209,653	1,797,002	6,522,571	4,973,841
Discontinued operations, net of Limited Partners’ interests	—	185,239	—	573,999

Net income	$3,209,653	$1,982,241	$6,522,571	$5,547,840

Income per common share - basic:
Continuing operations	$0.11	$0.09	$0.23	$0.26
Discontinued operations	—	0.01	—	0.03

	$0.11	$0.10	$0.23	$0.29

Income per common share - diluted:
Continuing operations	$0.11	$0.09	$0.23	$0.26
Discontinued operations	—	0.01	—	$0.03

	$0.11	$0.10	$0.23	$0.29

Weighted average Common Shares outstanding - basic	28,824,698	19,151,910	28,696,534	19,149,495

Weighted average Common Shares outstanding - diluted	28,979,356	19,289,737	28,830,042	19,262,229

Dividends declared per common share	$0.1950	$0.1875	$0.5700	$0.5625

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income	$6,522,571	$5,547,840
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sale of asset	764,008	—
Minority interest in income of consolidated subsidiaries	78,503	716,523
Equity in earnings of unconsolidated entities	(221,983)	(278,736)
Limited Partners’ interests in Operating Partnership	1,926,356	2,446,166
Distributions of income from unconsolidated entities	205,406	246,793
Straight-line rent	(591,676)	(1,438,253)
Depreciation and amortization	24,034,661	16,478,258
Provision for credit losses	79,408	293,186
Compensation expense for equity awards	406,702	276,228
Amortization of debt fair value adjustment	(323,144)	(1,078,158)
Amortization of in-place lease liabilities	(3,177,990)	(2,650,049)
Minority interest distributions	(516,200)	(149,935)
Changes in assets and liabilities:
Tenant receivables	(1,286,867)	(2,906,549)
Deferred costs and other assets	(3,697,277)	(12,723,830)
Accounts payable, accrued expenses, deferred revenue and other liabilities	3,216,880	4,027,286

Net cash provided by operating activities	27,419,358	8,806,770
Cash flows from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(201,056,067)	(132,008,184)
Net proceeds from sale of asset	11,068,559	—
Change in construction payables	(1,808,081)	7,954,310
Distributions of capital from unconsolidated entities	156,594	15,207
Purchase of Limited Partners’ interests	(3,932,578)	—

Net cash used in investing activities	(195,571,573)	(124,038,667)
Cash flows from financing activities:
Loan proceeds	372,178,219	165,150,893
Loan transaction costs	(1,447,027)	(1,319,594)
Loan payments	(176,071,266)	(29,061,907)
Proceeds from exercise of stock options	477,841	—
Distributions paid - shareholders	(16,115,078)	(10,707,756)
Distributions paid - unitholders	(4,807,865)	(4,801,974)

Net cash provided by financing activities	174,214,824	119,259,662

Net change in cash and cash equivalents	6,062,609	4,027,765
Cash and cash equivalents, beginning of period	15,208,835	10,103,176

Cash and cash equivalents, end of period	$21,271,444	$14,130,941

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

Note 1. Organization

          Kite Realty Group Trust (the “Company” or “REIT”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected growth markets in the United States.. The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiaries. As of September 30, 2006, the Company owned interests in 51 entities that held operating properties and 12 entities that held development properties in which the Company has an interest (including Kedron Village, a 282,125 square-foot property, of which 157,408 square feet is owned gross leasable area, that was purchased in the second quarter while under construction, partially opened during the third quarter of 2006 and a portion remained under construction as of September 30, 2006).

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

          The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2005 Annual Report on Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

          Certain reclassifications of prior period amounts were made to conform to the 2006 presentation. These reclassifications had no effect on net income previously reported. In December 2005, the Company sold Mid-America Clinical Labs and, accordingly, has reclassified prior periods to reflect the activity of this property as discontinued operations.

          The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest. The Company adjusts the Limited Partners’ interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership. This adjustment is reflected in the Company’s shareholders’ equity. The Company’s and the Limited Partners’ interests in the Operating Partnership for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Company’s weighted average interest in Operating Partnership	77.5%	69.1%	77.2%	69.4%
Limited Partners’ weighted average interests in Operating Partnership	22.5%	30.9%	22.8%	30.6%

          The Company’s and the Limited Partners’ interests in the Operating Partnership at September 30, 2006 and December 31, 2005 were as follows:

	Balance at

	September 30, 2006	December 31, 2005

Company’s interest in Operating Partnership	77.4%	76.8%
Limited Partners’ interests in Operating Partnership	22.6%	23.2%

Note 3. Earnings Per Share

          Basic earnings per share is calculated based on the weighted average number of shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of shares outstanding combined with the incremental average shares that would have been outstanding assuming all potentially dilutive shares were converted into common shares as of the earliest date possible. Share options are accounted for based on their fair market value at the date of grant and amortized over the vesting periods. Expense related to the Company’s share plans was approximately $141,000 and $104,000 for the three months ended September 30, 2006 and 2005, respectively, and approximately $407,000 and $276,000 for the nine months ended September 30, 2006 and 2005, respectively.

          Potential dilutive securities include outstanding share options and units of the Operating Partnership, which may be exchanged for cash or shares under certain circumstances. The only securities that had a potentially dilutive effect for the three and nine months ended September 30, 2006 and 2005 were outstanding share options.

          The effect of conversion of units of the Operating Partnership is not reflected in diluted common shares, as they are exchangeable for common shares on a one-for-one basis. The income allocable to such units is allocated on the same basis and reflected as Limited Partners’ interests in the Operating Partnership in the accompanying consolidated statements of operations. Therefore, the assumed conversion of these units would have no effect on the determination of income per common share. The number of weighted average units is set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Limited Partners’ weighted average units in the Operating Partnership	8,404,246	8,581,311	8,511,907	8,454,922

          The holders of these Operating Partnership units may present such units to the Company for redemption at any time.  Upon presentation of an Operating Partnership unit, the Company must redeem such unit for either cash equal to the then value of a share of common stock of the Company (“Common Stock”) or for one share of Common Stock. The fair value of the redemption price is based on the closing daily market price for ten consecutive business days subsequent to the date the holder of the Operating Partnership unit presents the Company with a redemption request.

          The number of Limited Partners’ units in the Operating Partnership outstanding at September 30, 2006 and December 31, 2005 were as follows:

	Balance at

	September 30, 2006	December 31, 2005

Limited Partners’ weighted average units in the Operating Partnership	8,402,615	8,618,664

Note 4.  Purchase Accounting

          The Company allocates the purchase price of properties to tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards No 141, “Business Combinations” (“SFAS No. 141”).  The fair value of real estate acquired is allocated to land and buildings, while the fair value of in-place leases, consisting of above-market and below-market rents and other intangibles, is allocated to intangible assets and liabilities.

Note 5. Acquisition Activities

          In July 2006, the Company acquired the remaining 15% economic interest from its joint venture partner in Wal-Mart Plaza in Gainesville, Florida for $3.9 million and assumed management responsibilities for the property.  This acquisition was financed with borrowings from the Company’s revolving credit facility.

          In July 2006, the Company acquired approximately 100 acres in Cary, North Carolina for a purchase price of approximately $35.6 million. The site is located in the “Triangle” of Raleigh, Durham, and Chapel Hill and is adjacent to Research Triangle Park. The site is zoned to support up to 750,000 square feet of retail space, in addition to office space and either residential units or a hotel. The Company is currently in negotiations with Prudential Real Estate Investors (“Prudential”) and intends to contribute this asset at cost prior to the commencement of construction into a joint venture with Prudential in which the Company expects to retain a minority interest.  To finance this purchase, the Company incurred short-term variable rate debt of $34.6 million bearing interest at LIBOR + 2.25% maturing on November 14, 2006.  In order to enable the lender to provide 100% financing on the acquired the land, the Company obtained a secured letter of credit of $12.6 million. The Company intends to refinance this short-term debt at or prior to maturity.

          In July 2006, the Company acquired the following three shopping centers in Naples, Florida for a total purchase price of approximately $57.9 million:

•	Courthouse Shadows, a 134,867 square-foot, 100% leased neighborhood shopping center;

•	Pine Ridge Crossing, a 105,515 square-foot, 100% leased neighborhood shopping center; and

•	Riverchase, a 78,340 square-foot, 100% leased neighborhood shopping center.

          To finance the purchase price for these properties, the Company incurred variable rate indebtedness of $57.9 million at current interest rates ranging from LIBOR + 1.50% to LIBOR + 3.00%. On September 14, 2006, permanent financing was obtained on Pine Ridge Crossing and Riverchase. The new fixed rate debt has a combined original principal amount of $28.0 million, bears interest at a fixed rate of 6.34% and matures in October 2016.  The remaining $10.3 million of new short-term variable rate debt is unsecured, bears interest at LIBOR + 1.75% and matures on January 5, 2007.  In addition, $19.8 million of variable rate debt bearing interest at LIBOR + 3.00% and maturing on December 5, 2006 was incurred in connection with the purchase of Courthouse Shadows.  The Company intends to refinance these debt instruments at or prior to maturity.

          The Company purchased Kedron Village, a 282,125 square-foot (157,408 square feet of which is owned gross leasable area) neighborhood shopping center under construction in Peachtree, Georgia (a suburb of Atlanta) for a total purchase price of $36.9 million. To finance this acquisition, the Company incurred variable rate debt against the Traders Point property and the revolving credit facility (see Note 7). Kedron Village partially opened during the third quarter of 2006 and a portion remained under construction as of September 30, 2006.

Note 6. Joint Ventures

          Consolidated Joint Ventures

          As of September 30, 2006, the Company had five investments in joint ventures which the Company controls through percentage ownership.  In addition, as of September 30, 2006 the Company had five investments in joint ventures that are VIEs in which the Company is the primary beneficiary.  The accounts and operations of these ten joint ventures are consolidated in the accompanying financial statements.

          Unconsolidated Joint Ventures

          As of September 30, 2006, the Company had equity interests in two non-controlled entities that own and operate rental properties. Accordingly, these investments are accounted for using the equity method.

          Other Joint Venture Arrangements

          In September 2006, the Company announced an agreement (the “Venture”) with Prudential to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The Venture intends to develop and/or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. Under the terms of the agreement, the Company has agreed to present to Prudential opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million.  The Company has the option to present to Prudential additional opportunities with estimated project costs under $50 million. It is expected that equity capital contributions of up to $500 million will be made to the Venture for qualifying projects.  The Company expects contributions would be made on a project-by-project basis with Prudential contributing 80% and the Company contributing 20% of the equity required. As of September 30, 2006, neither the Company nor Prudential have made any equity contributions in the under this arrangement. The parties anticipate equity contributions will be required near the time of development stabilization or at the time a property acquisition is identified in the future.  The Company will generate fee income from managing any shopping center properties developed or acquired under this arrangement and will receive additional fees for development, leasing and construction management services.  The Company will also have the opportunity to earn performance-based incentives. The Company’s Cary, North Carolina development is the first project that the Company intends to contribute to the Venture.

Note 7. Mortgage and Other Indebtedness

          Mortgage and other indebtedness consisted of the following at September 30, 2006 and December 31, 2005:

	Balance at

	September 30, 2006	December 31, 2005

Line of credit	$111,550,000	$92,950,000
Mortgage notes payable - fixed rate	303,762,773	203,782,448
Construction notes payable - variable rate	83,215,885	70,652,913
Mortgage notes payable - variable rate	59,861,042	5,159,274
Unsecured note - variable rate	10,261,890	—
Net premiums on acquired debt	2,378,058	2,701,202

Total mortgage and other indebtedness	$571,029,648	$375,245,837

          Indebtedness, including weighted average maturities and weighted average interest rates at September 30, 2006, is summarized below:

	September 30, 2006

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total

Fixed rate debt	$303,762,773	7.9	6.03%	53%
Floating rate debt (hedged)	50,000,000	0.8	5.57%	9%

Total fixed rate debt	353,762,773	6.9	5.96%	62%
Construction debt	83,215,885	1.2	6.97%	15%
Other variable rate debt	181,672,932	0.7	7.09%	32%
Floating rate debt (hedged)	(50,000,000)	-0.8	-6.67%	-9%

Total variable rate debt	214,888,817	0.8	7.14%	38%
Net premiums on acquired debt	2,378,058	N/A	N/A	N/A

Total debt	$571,029,648	4.6	6.41%	100.0%

          Mortgage and construction loans are collateralized by certain real estate properties and are generally due in monthly installments of interest and principal and mature over various terms through 2022. Variable interest rates on mortgage and construction loans are based on LIBOR + 150 to 300 basis points. Fixed interest rates on mortgage loans range from 5.11% to 7.65%.

          In addition to the debt placed in connection with the acquisitions discussed in Note 5 “Acquisition Activities”, for the nine months ended September 30, 2006, the Company had the following activity in its indebtedness:

•

In September 2006, placed permanent debt on the Traders Point property, using a portion of the proceeds to repay a short term variable rate loan incurred in connection with the purchase of Kedron Village in the second quarter of 2006.  This permanent debt has a principal amount of $48.0 million, bears interest at a fixed rate of 5.86% and matures in October 2016. In addition, the Company also used excess proceeds of approximately $10.0 million from this refinancing to pay down the revolving credit facility.

•	In September 2006, repaid the $3.7 million outstanding balance on the construction loan at Bridgewater Marketplace.

•

In June 2006, refinanced the bridge loan on the Sunland Towne Centre property.  The new debt has a principal amount of $25.0 million, bears interest at a fixed interest rate of 6.01% and matures on July 1, 2016.  The refinanced bridge loan bore interest at a rate of LIBOR + 1.85%.  The Company used excess proceeds of approximately $8.5 million from this refinancing to pay down the revolving credit facility;

•	In June 2006, used the net proceeds from the sale of the Naperville Marketplace Marsh Supermarkets asset to pay off the balance of the related property indebtedness of approximately $11.6 million; and

•

In April 2006, borrowed approximately $7.3 million on its revolving credit facility and contributed those proceeds for a 60% interest in a joint venture that acquired approximately 14 acres of land in Oldsmar, Florida, a suburb of Tampa.

          In addition to the preceding activity, for the nine months ended September 30, 2006, the Company also used proceeds from its revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $113.8 million for development, acquisitions and general working capital purposes. Loan payoffs not discussed above were approximately $37.7 million and scheduled principal payments totaled approximately $1.8 million during the nine months ended September 30, 2006.

          As of September 30, 2006, the Company’s borrowing base under its revolving credit facility was approximately $132.8 million, of which approximately $21.0 million was available to support additional borrowings. Borrowings under the facility bear interest at a floating rate of LIBOR + 1.35% to 1.60%, depending on the Company’s leverage ratio. As of September 30, 2006, there were 30 properties available to be added to the borrowing base (upon completion of the lender’s due diligence process). Such additional borrowing base is required for potential additional borrowings up to the credit facility’s full capacity of $150 million (before considering the facility’s expansion feature to a maximum of $250 million).

          The following properties are encumbered by the revolving credit facility as of September 30, 2006: Silver Glen Crossing, Glendale Mall, Hamilton Crossing, Kings Lake Square, Waterford Lakes, Publix at Acworth, PEN Products, Union Station Parking Garage, Galleria Plaza, Cedar Hill Village, Shops at Eagle Creek, Burlington Coat Factory, Eastgate Pavilion, Four Corner Square, Market Street Village, Wal-Mart Plaza and Stoney Creek Commons.

          As of September 30, 2006, the Company had entered into letters of credit totaling approximately $21.8 million. At that date, there were no amounts advanced against these instruments.

Note 8. Derivative Instruments, Hedging Activities and Other Comprehensive Income

          At September 30, 2006, derivatives with a fair value of $411,383 were included in other assets in the accompanying consolidated balance sheet. The change in net unrealized income (loss) for derivatives designated as cash flow hedges is recorded in shareholders’ equity as other comprehensive income (loss). No hedge ineffectiveness on cash flow hedges was recognized during 2006 and 2005. The Company’s two cash flow hedges expire on August 1, 2007. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.

          The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as hedges.

          The following sets forth comprehensive income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net income	$3,209,653	$1,982,241	$6,522,571	$5,547,840
Other comprehensive (loss) income (1)	(266,495)	144,383	(15,674)	(228,612)

Comprehensive income	$2,943,158	$2,126,624	$6,506,897	$5,319,228

(1) Represents the changes in the fair value of derivative instruments accounted for as cash flow hedges

Note 9. Shareholders’ Equity

          On August 3, 2006, the Company’s Board of Trustees declared a cash distribution of $0.195 per common share for the third quarter of 2006. Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.195 per Operating Partnership unit for the same period. These distributions were accrued as of September 30, 2006 and were paid on October 17, 2006.

Note 10. Segment Data

          The operations of the Company are aligned into two business segments: (1) real estate operation and development and (2) construction and advisory services. Segment data of the Company for the three and nine months ended September 30, 2006 and 2005 are as follows:

Three Months Ended September 30, 2006	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$23,090,004	$23,870,555	$46,960,559	$(13,892,124)	$33,068,435
Operating expenses, cost of construction and services, general, administrative and other	7,449,179	21,016,002	28,465,181	(13,600,860)	14,864,321
Depreciation and amortization	7,192,536	17,050	7,209,586	—	7,209,586

Operating income	8,448,289	2,837,503	11,285,792	(291,264)	10,994,528
Interest expense	(6,139,774)	(109,563)	(6,249,337)	109,576	(6,139,761)
Income tax expense of taxable REIT subsidiary	—	(777,600)	(777,600)	—	(777,600)
Minority interest in income of consolidated subsidiaries	(9,578)	6,585	(2,993)	—	(2,993)
Equity in earnings of unconsolidated entities	72,261	—	72,261	—	72,261
Limited Partners’ interests in the continuing operations of the Operating Partnership	(535,712)	(442,118)	(977,830)	41,048	(936,782)

Net income	$1,835,486	$1,514,807	$3,350,293	$(140,640)	$3,209,653

Total assets	$972,245,408	$38,459,614	$1,010,705,022	$(18,647,360)	$992,057,662

Three Months Ended September 30, 2005	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$21,425,079	$10,117,084	$31,542,163	$(7,579,740)	$23,962,423
Operating expenses, cost of construction and services, general, administrative and other	8,664,131	8,294,333	16,958,464	(6,987,190)	9,971,274
Depreciation and amortization	5,417,081	22,526	5,439,607	—	5,439,607

Operating income	7,343,867	1,800,225	9,144,092	(592,550)	8,551,542
Interest expense	(5,176,658)	(87,115)	(5,263,773)	87,115	(5,176,658)
Income tax expense of taxable REIT subsidiary	—	(232,285)	(232,285)	—	(232,285)
Minority interest in income of consolidated subsidiaries	(52,133)	(571,441)	(623,574)	—	(623,574)
Equity in earnings of unconsolidated entities	76,385	—	76,385	—	76,385
Limited Partners’ interests in the continuing operations of the Operating Partnership	(682,422)	(261,112)	(943,534)	145,126	(798,408)
Discontinued operations, net of Limited Partners’ interests	185,239	—	185,239	—	185,239

Net income	$1,694,278	$648,272	$2,342,550	$(360,309)	$1,982,241

Total assets	$706,145,900	$34,819,425	$740,965,325	$(10,902,109)	$730,063,216

Nine Months Ended September 30, 2006	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$66,126,227	$59,342,039	$125,468,266	$(33,026,049)	$92,442,217
Operating expenses, cost of construction and services, general, administrative and other	22,094,120	54,593,802	76,687,922	(31,855,407)	44,832,515
Depreciation and amortization	22,524,191	50,544	22,574,735	—	22,574,735

Operating income	21,507,916	4,697,693	26,205,609	(1,170,642)	25,034,967
Interest expense	(15,324,927)	(375,740)	(15,700,667)	375,739	(15,324,928)
Loss on sale of asset	(764,008)	—	(764,008)	—	(764,008)
Income tax benefit (expense) of taxable REIT subsidiary	305,603	(946,187)	(640,584)	—	(640,584)
Minority interest in income of consolidated subsidiaries	(78,503)	—	(78,503)	—	(78,503)
Equity in earnings of unconsolidated entities	221,983	—	221,983	—	221,983
Limited Partners’ interests in the continuing operations of the Operating Partnership	(1,337,919)	(769,675)	(2,107,594)	181,238	(1,926,356)

Net income	$4,530,145	$2,606,091	$7,136,236	$(613,665)	$6,522,571

Total assets	$972,245,408	$38,459,614	$1,010,705,022	$(18,647,360)	$992,057,662

Nine Months Ended September 30, 2005	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$51,222,089	$33,889,728	$85,111,817	$(19,649,070)	$65,462,747
Operating expenses, cost of construction and services, general, administrative and other	15,905,247	31,493,880	47,399,127	(19,066,557)	28,332,570
Depreciation and amortization	15,551,788	63,730	15,615,518	—	15,615,518

Operating income	19,765,054	2,332,118	22,097,172	(582,513)	21,514,659
Interest expense	(13,677,740)	(221,440)	(13,899,180)	221,219	(13,677,961)
Income tax expense of taxable REIT subsidiary	—	(232,285)	(232,285)	—	(232,285)
Minority interest in income of consolidated subsidiaries	(145,082)	(571,441)	(716,523)	—	(716,523)
Equity in earnings of unconsolidated entities	278,736	—	278,736	—	278,736
Limited Partners’ interests in the continuing operations of the Operating Partnership	(1,924,896)	(370,237)	(2,295,133)	102,348	(2,192,785)
Discontinued operations, net of Limited Partners’ interests	573,999	—	573,999	—	573,999

Net income	$4,870,071	$936,715	$5,806,786	$(258,946)	$5,547,840

Total assets	$706,145,900	$34,819,425	$740,965,325	$(10,902,109)	$730,063,216

Note 11. Sale of Asset

          In June 2006, the Company terminated its lease with Marsh Supermarkets and sold the store at its Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $458,000 after tax).  The total proceeds from these transactions of $14 million included a $2.5 million note from Marsh with monthly installments payable through June 30, 2008, and $2.5 million of cash received from the termination of the Company’s lease with Marsh.  The note is guaranteed by the parent company of Marsh Supermarkets and was assumed by Sun Capital Partners, Inc. upon its acquisition of Marsh. Payments on this note are current through November 30, 2006.  Marsh Supermarkets at Naperville Marketplace was owned by the Company’s taxable REIT subsidiary.  A portion of the proceeds from this sale were used to pay off related indebtedness of approximately $11.6 million.  The Company will continue to develop the remainder of the Naperville Marketplace development property.

Note 12. New Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements from those that are already required under other accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s financial position or results of operations.

          In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating and assessing the impact of this interpretation.

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

Note 13. Commitments and Contingencies

          The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

          Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property and has limited recourse to the Company. As of September 30, 2006, the Company’s share of unconsolidated joint venture debt was approximately $8.4 million.

Note 14. Subsequent Events

          In October 2006, the Company established a Dividend Reinvestment and Share Purchase Plan (the “Plan”). The Plan offers investors a dividend reinvestment component to invest all or a portion of the dividends on their common shares, or cash distributions on their units in the Operating Partnership, in additional common shares as well as a direct share purchase component which permits Plan participants and new investors to purchase common shares by making optional cash investments with certain restrictions.

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

Overview

          Kite Realty Group Trust, through its majority-owned subsidiary, Kite Realty Group, L.P., is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected growth markets in the United States. We also provide real estate facility management, construction, development and other advisory services to third parties. We derive revenues primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. We also derive revenues from providing management, leasing, real estate development, construction and real estate advisory services through our taxable REIT subsidiaries. Our operating results therefore depend materially on the ability of our tenants to make required payments and overall real estate market conditions. In the future, we intend to focus on pursuing targeted development and acquisitions of neighborhood and community shopping centers. We expect to incur additional debt in connection with any future development or acquisitions of real estate.

          As of September 30, 2006, we owned interests in a portfolio of 46 operating retail properties totaling approximately 7.2 million square feet of gross leasable area (including non-owned anchor space) and 12 entities that held development properties in which the Company has an interest (including Kedron Village, a 282,125 square-foot property, of which 157,408 square feet is owned gross leasable area, that was purchased in the second quarter while under construction, partially opened during the third quarter of 2006 and a portion remained under construction as of September 30, 2006). As of September 30, 2006, we also owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area and a related parking garage.

          In December 2005, we sold 100% of our interest in Mid-America Clinical Labs. The results related to this property have been reflected as discontinued operations for the first nine months of 2005.

          As of September 30, 2006, we owned interests in land parcels comprising approximately 120 acres that may be used for expansion of existing properties or future development of new retail or commercial properties.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheet.

Results of Operations

Acquisition and Development Activities

          The comparability of results of operations is significantly affected by our development and acquisition activities in 2006 and 2005.  At September 30, 2006, we owned interests in 51 operating properties (consisting of 46 retail properties, four operating commercial properties and a related parking garage) and 12 entities that held development properties in which the Company has an interest (including Kedron Village, a 282,125 square-foot property, of which 157,408 square feet is owned gross leasable area, that was purchased in the second quarter while under construction, partially opened during the third quarter of 2006 and a portion remained under construction as of September 30, 2006).Of the 63 total properties held at September 30, 2006, two operating properties (Spring Mill Medical and The Centre) were owned through joint ventures and accounted for under the equity method.

          Between January 1, 2005 and September 30, 2006, we acquired and placed in service the following eight operating retail properties:

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)		Financing Method

Fox Lake Crossing	Chicago, IL	February 7, 2005	$15.5	(1)	Debt
Plaza Volente	Austin, TX	May 16, 2005	35.9	(2)	Debt
Indian River Square	Vero Beach, FL	May 16, 2005	16.5	(3)	Debt
Bolton Plaza	Jacksonville, FL	November 1, 2005	14.0	(4)	Offering Proceeds
Market Street Village	Hurst, TX	November 17, 2005	29.0	(5)	Debt (6)
Courthouse Shadows	Naples, FL	July 6, 2006	19.8	(7)	Debt
Pine Ridge	Naples, FL	July 6, 2006	22.6	(8)	Debt
Riverchase	Naples, FL	July 6, 2006	15.5	(8)	Debt

(1)	Inclusive of debt assumed of $12.3 million and tax increment financing (“TIF”) receivable of $1.5 million.
(2)	Inclusive of $28.7 million of new debt and $7.2 million of borrowings under the Company’s revolving credit facility incurred in connection with the acquisition.
(3)	Inclusive of $13.3 million of new debt and $3.2 million of borrowings under the Company’s revolving credit facility incurred in connection with the acquisition.
(4)	This property is owned through a joint venture with a third party. The Company currently receives 85% of the cash flow from this property, which percentage may decrease under certain circumstances.
(5)	Excludes escrow of $1.7 million subject to completion of the development of an additional 7,000 square-foot parcel.
(6)	Financed with borrowings under the Company’s revolving credit facility and subsequently partially paid down with the proceeds from the sale of Mid-America Clinical Labs.
(7)	Inclusive of new short-term variable rate debt of $19.8 million maturing on December 5, 2006. The Company anticipates refinancing this debt with fixed rate debt on or about the maturity date.
(8)

Properties were purchased together under one variable debt agreement that was partially refinanced with two new fixed rate debt arrangements for $17.5 million and $10.5 million, respectively, both of which mature in October 2016.  The remaining $10.3 million short-term variable rate debt matures January 5, 2007.  The Company anticipates refinancing this debt with fixed rate debt on or about the maturity date.

          The following development properties became operational or partially operational from January 1, 2005 through September 30, 2006:

Property Name	MSA	Operational Date	Owned Gross Leasable Area

Weston Park Phase I	Indianapolis, IN	March 2005	N/A	(1)
Greyhound Commons	Indianapolis, IN	March 2005	N/A	(1)
Geist Pavilion	Indianapolis, IN	March 2005	64,500
Martinsville Shops	Martinsville, IN	June 2005	10,986
Red Bank Commons	Evansville, IN	June 2005	34,308
Traders Point II	Indianapolis, IN	June 2005	46,600
Estero Town Commons	Naples, FL	April 2006	25,600
Zionsville Place	Zionsville, IN	April 2006	12,400
Beacon Hill	Crown Point, IN	June 2006	57,200
Kedron Village	Peachtree, GA	July 2006	157,408	(2)
Stoney Creek Commons Phase II	Indianapolis, IN	July 2006	49,330
Naperville Marketplace	Chicago, IL	August 2006	99,600

(1)	Property consists of ground leases only, no owned GLA. As of September 30, 2006, Weston Park Phase I had two of three outlots leased and Greyhound Commons had two of four outlots leased.
(2)	Owned GLA represents total for the property. As of September 20, 2006, approximately 92,760 square feet of owned GLA was leased.

          As of September 30, 2005, we owned interests in a portfolio of 37 operating retail properties totaling approximately 5.7 million square feet of gross leasable area (including non-owned anchor space) and 13 retail properties under development that were expected to contain approximately 1.8 million square feet of gross leasable area (including non-owned anchor space) upon completion. As of September 30, 2005, we also owned interests in five operating commercial properties totaling approximately 663,000 square feet of net rentable area and a related parking garage. Of the 56 total properties held at September 30, 2005, two non-controlled operating properties were owned through joint ventures and were accounted for under the equity method. In December 2005, we sold Mid-America Clinical Labs and, accordingly, have reclassified prior periods to reflect the activity of this property as discontinued operations.

Comparison of Operating Results for the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

          The following table reflects our consolidated statements of operations for the three months ended September 30, 2006 and 2005 (unaudited):

	Three Months Ended September 30,
			Change 2005 to 2006
	2006	2005

Rental income (including tenant reimbursements)	$21,050,194	$16,701,357	$4,348,837
Other property related revenue	1,565,787	2,409,900	(844,113)
Construction and service fee revenue	10,293,822	4,793,407	5,500,415
Other income, net	158,632	57,759	100,873
Property operating expense	3,439,853	2,933,660	506,193
Real estate taxes	2,323,799	1,604,623	719,176
Cost of construction and services	7,795,070	4,320,678	3,474,392
General, administrative, and other	1,305,599	1,112,313	193,286
Depreciation and amortization	7,209,586	5,439,607	1,769,979

Operating income	10,994,528	8,551,542	2,442,986
Interest expense	(6,139,761)	(5,176,658)	(963,103)
Income tax expense of taxable REIT subsidiary	(777,600)	(232,285)	(545,315)
Minority interest in income of consolidated subsidiaries	(2,993)	(623,574)	620,581
Equity in earnings of unconsolidated entities	72,261	76,385	(4,124)
Limited Partners’ interests in the continuing operations of the Operating Partnership	(936,782)	(798,408)	(138,374)

Income from continuing operations	3,209,653	1,797,002	1,412,651
Operating income from discontinued operations, net of Limited Partners’ interests	—	185,239	(185,239)

Net income	$3,209,653	$1,982,241	$1,227,412

          Rental income (including tenant reimbursements) increased approximately $4.3 million or 26%. Approximately $2.9 million of this increase was attributable to properties acquired in 2005 and 2006. Approximately $0.5 million of the increase was attributable to properties that became operational or partially operational in 2005 or 2006 and, therefore, had incremental rental income in the third quarter of 2006. Approximately $0.5 million of the increase was due to tenant reimbursements as a result of increased tax assessments at our properties.  Approximately $0.3 million was due to increased rental income at two of our properties due to the retenanting of a bankrupt tenant’s spaces during the third quarter of 2006.  These spaces were vacant in the third quarter of 2005.

          Other property related revenue consists primarily of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue decreased approximately $0.8 million or 35% primarily as a result of the decreased gains on land sales in the third quarter of 2006 compared to the third quarter of 2005.  In the third quarter of 2006, parcels of land were sold at Traders Point for a net gain of $0.8 million and Traders Point III for a net gain of $0.3 million.  In the third quarter of 2005, parcels of land were sold at Traders Point for a net gain of $1.0 million and Beacon Hill for a total pretax gain of $1.1 million. The Beacon Hill land parcel was owned in a joint venture within our taxable REIT subsidiary and, accordingly, 50%, or approximately $0.6 million, of this pretax gain was recorded as a minority interest in income.  In the third quarter of 2006, we also realized insurance proceeds of $0.1 million.

          Construction revenue and service fees increased approximately $5.5 million or 115%. This increase is primarily attributable to proceeds from the sale of a build-to-suit asset at Bridgewater Marketplace, resulting in revenue of $5.3 million.

          Other income, net increased approximately $0.1 million or 175% due to interest income on a deposit related to the acquisition of Market Street Village.

          Property operating expenses increased approximately $0.5 million or 17%.  This difference is primarily due to an increase of $0.5 million at properties acquired in the fourth quarter of 2005 and 2006.

          Real estate taxes increased approximately $0.7 million or 45%. Approximately $0.4 million of this increase is due to tax reassessments at properties that were fully operational for the third quarter of 2006 and 2005, the majority of which is recoverable from tenants. In addition, approximately $0.3 million of this increase was attributable to properties acquired in the fourth quarter of 2005 and 2006.

          Cost of construction and services increased approximately $3.5 million or 80%. This increase was primarily due to the sale of a build-to-suit asset at Bridgewater Marketplace, resulting in a cost of sale of $3.5 million.

          General, administrative and other expenses increased approximately $0.2 million or 17%. This increase is primarily due to increased staffing attributable to our growth.

          Depreciation and amortization expense increased approximately $1.8 million or 33%. Approximately $1.6 million of the increase was attributable to properties acquired in the fourth quarter of 2005 and 2006.  Approximately $0.2 million of the increase was attributable to properties that became operational or partially operational in 2005 or 2006 and, therefore, had an incremental depreciation and amortization expense reflected in 2006.

          Interest expense increased approximately $1.0 million, or 19%. This increase includes approximately $1.2 million increased interest expense attributable to four properties acquired in the first nine months of 2006.  Approximately $0.5 million of the increase was related to properties that became operational or partially operational during 2006.  These increases were partially offset by a decrease in debt outstanding as a result of loan payoffs with proceeds from our October 2005 follow-on equity offering and the repayment of the Sunland Towne Center loan during 2006. The weighted average interest rate on our indebtedness increased from 5.95% at September 30, 2005 to 6.41% at September 30, 2006 due to a general increase in market interest rates and a higher proportion of fixed rate debt in 2006.

          Income tax expense increased approximately $0.5 million, or 235%.  This increase is primarily due to the increase in income taxes incurred by our taxable REIT subsidiary associated with the net gain on the sale of the build-to-suit asset at Bridgewater Marketplace in the third quarter of 2006 compared to the income taxes associated with the net gain on the sale of a parcel of land in the third quarter of 2005.

          Minority interest in income of consolidated subsidiaries decreased approximately $0.6 million, or 100%.  This decrease was primarily due to $0.6 million of minority interest income recorded in the third quarter of 2005 as a result of the sale of a parcel of land at Beacon Hill, which was owned by a 50% joint venture within our taxable REIT subsidiary.

          In December 2005, we sold Mid-America Clinical Labs and, accordingly, have reclassified prior periods to reflect the activity of this property as discontinued operations. The amount of discontinued operations for this property in the third quarter of 2005 was approximately $0.2 million, net of Limited Partners’ interests.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

          The following table reflects our consolidated statements of operations for the nine months ended September 30, 2006 and 2005 (unaudited):

	Nine Months Ended September 30,
			Change 2005 to 2006
	2006	2005

Rental income (including tenant reimbursements)	$61,408,189	$48,073,491	$13,334,698
Other property related revenue	3,562,454	3,765,989	(203,535)
Construction and service fee revenue	27,227,754	13,473,050	13,754,704
Other income, net	243,820	150,217	93,603
Property operating expense	9,749,011	8,113,017	1,635,994
Real estate taxes	7,953,433	4,977,853	2,975,580
Cost of construction and services	22,879,759	11,620,017	11,259,742
General, administrative, and other	4,250,312	3,621,683	628,629
Depreciation and amortization	22,574,735	15,615,518	6,959,217

Operating income	25,034,967	21,514,659	3,520,308
Interest expense	(15,324,928)	(13,677,961)	(1,646,967)
Loss on sale of asset	(764,008)	—	(764,008)
Income tax expense of taxable REIT subsidiary	(640,584)	(232,285)	(408,299)
Minority interest in income of consolidated subsidiaries	(78,503)	(716,523)	638,020
Equity in earnings of unconsolidated entities	221,983	278,736	(56,753)
Limited Partners’ interests in the continuing operations of the Operating Partnership	(1,926,356)	(2,192,785)	266,429

Income from continuing operations	6,522,571	4,973,841	1,548,730
Operating income from discontinued operations, net of Limited Partners’ interests	—	573,999	(573,999)

Net income	$6,522,571	$5,547,840	$974,731

          Rental income (including tenant reimbursements) increased approximately $13.3 million or 28%. Approximately $7.5 million of this increase was attributable to properties acquired in 2005 and 2006. Approximately $4.0 million of the increase was attributable to properties that became operational or partially operational in 2005 or 2006 and, therefore, had incremental rental income in the first nine months of 2006. Approximately $1.0 million of the increase was due to recoveries from tenants of increased tax assessments at our properties. Approximately $0.4 million was due to the write off of intangible lease obligations related to our lease with Winn-Dixie at Shops at Eagle Creek, which was terminated during the first nine months of 2006.  Approximately $0.4 million was due to increased rental income at two of our properties due to the retenanting of a bankrupt tenant’s spaces during the first nine months of 2006.  These spaces were vacant during most of 2005.

          Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue decreased approximately $0.2 million or 5% as a result of $0.5 million lower gains on land sales and land development rights fees in the first nine months of 2006 compared to the first nine months of 2005.  These decreases were partially offset by insurance proceeds of $0.1 million and higher overage rent of approximately $0.1 million in the first nine months of 2006.

          Construction revenue and service fees increased approximately $13.8 million or 102%. This increase is primarily due to an increase in construction contracts with third party customers, proceeds from the sale of a build-to-suit asset at Bridgewater Marketplace during the third quarter of 2006 of $5.3 million, and $0.3 million of development and related fees earned in the first nine months of 2006.  We also received a lease settlement fee of approximately $0.2 million in the first nine months of 2006 in connection with the sale of our Naperville Marsh Supermarkets asset and the termination of the related lease.  Offsetting the increase in fee income was a total of $0.8 million of development and assignment fees earned in the first nine months of 2005.

          Other income, net increased approximately $0.1 million or 62% due to interest income on a deposit related to the acquisition of Market Street Village.

          Property operating expenses increased approximately $1.6 million or 20%. Approximately $1.2 million of the increase was attributable to properties acquired in 2005 and 2006. Approximately $0.8 million of the increase was attributable to properties that became operational or partially operational in 2005 or 2006 and, therefore, had incremental rental income in the first nine months of 2006. Partially offsetting these increases was a net decrease of $0.2 million at Glendale Mall reflecting lower occupancy levels at this property. Property operating expenses at other properties operating for the entire first nine months of 2006 and 2005 were relatively unchanged.

          Real estate taxes increased approximately $3.0 million or 60%. Approximately $1.3 million was attributable to properties that were fully operational for the entire first nine months of 2006 and 2005. The majority of this increase was due to property reassessments, which are mostly recoverable from tenants. Approximately $0.9 million was attributable to properties acquired in 2005 and 2006. Approximately $0.8 million of the increase was attributable to properties that became operational or partially operational in 2005 or 2006 and, therefore, had incrementally higher real estate tax expense in the first nine months of 2006.

          Cost of construction and services increased approximately $11.3 million or 97%. This increase was primarily due to an increase in construction contracts with third-party customers as well as the expensing of $3.5 million of costs associated with the sale of a build-to-suit asset at Bridgewater Marketplace.

          General, administrative and other expenses increased approximately $0.6 million or 17%. This increase is primarily due to increased staffing attributable to our growth during the periods.

          Depreciation and amortization expense increased approximately $7.0 million or 45%. Approximately $3.8 million of the increase was attributable to properties acquired in 2005 and 2006. Approximately $1.9 million was attributable to properties that became operational or partially operational in 2005 or 2006 and, therefore, had incremental depreciation and amortization expense in the first nine months of 2006. Approximately $1.3 million was attributable to properties that were fully operational for the entire first nine months of 2006 and 2005, the majority of which was the result of tenant costs written off during the first nine months of 2006 at three of our properties.

          Interest expense increased approximately $1.6 million, or 12%. This increase includes approximately $2.2 million attributable to properties acquired in 2005 and 2006. Approximately $0.3 million of the increase was attributable to the write off of deferred loan fees upon the refinancing of debt in 2006. Partially offsetting these increases is a reduction in interest expense attributable to the repayment of indebtedness from proceeds from our follow-on equity offering in October 2005. The weighted average interest rate on our indebtedness increased from 5.95% at September 30, 2005 to 6.41% at September 30, 2006, due to a general increase in market interest rates and a higher proportion of fixed rate debt in 2006.  An additional offset of $0.7 million was a result of a write off of deferred costs upon the loan repayment at Sunland Towne Center during 2006.

          Loss on sale of asset increased $0.8 million, or 100%.  In June 2006, we terminated our lease with Marsh Supermarkets and sold the store at our Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $458,000 after tax). The total proceeds from these transactions of $14 million included a $2.5 million note from Marsh with monthly installments payable through June 30, 2008, and $2.5 million of cash received from the termination of the Company’s lease with Marsh. The note is guaranteed by the parent company of Marsh Supermarkets and was assumed by Sun Capital Partners, Inc. upon its acquisition of Marsh. Payments on this note are current through November 30, 2006.  Marsh Supermarkets at Naperville Marketplace was owned by our taxable REIT subsidiary. The net proceeds from this sale were used to pay off related indebtedness of approximately $11.6 million. We continue to develop the remainder of the Naperville Marketplace development property.

          Income tax expense increased approximately $0.4 million, or 176%.  This increase is primarily due to the increase in income taxes incurred by our taxable REIT subsidiary associated with the gain on the sale of the build-to-suit asset at Bridgewater Marketplace in the third quarter of 2006 compared to the income taxes associated with the gain on the sale of a parcel of land in the third quarter of 2005.

          Minority interest in income of consolidated subsidiaries decreased approximately $0.6 million, or 89%.  This decrease was primarily due to $0.6 million of minority interest income recorded in the third quarter of 2005 as a result of the sale of a parcel of land at Beacon Hill, which was owned in a 50% joint venture within our taxable REIT subsidiary.

          In December 2005, we sold Mid-America Clinical Labs and, accordingly, have reclassified prior periods to reflect the activity of this property as discontinued operations. The amount of discontinued operations for this property in the first nine months of 2005 was approximately $0.6 million, net of Limited Partners’ interests.

Liquidity and Capital Resources

          As of September 30, 2006, we had cash and cash equivalents on hand of $21.3 million.

          As of September 30, 2006, the Company’s borrowing base under its revolving credit facility was approximately $132.8 million, of which approximately $21.0 million was available to support additional borrowings. Borrowings under the facility bear interest at a floating rate of LIBOR + 135 to 160 basis points, depending on the Company’s leverage ratio. As of September 30, 2006, there were 30 properties available to be added to the borrowing base (upon completion of the lender’s due diligence process). Such additional borrowing base is required for potential additional borrowings up to the credit facility’s full capacity of $150 million (before considering the facility’s expansion feature to a maximum of $250 million).

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

          The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the first nine months of 2006, we incurred approximately $0.2 million of costs for recurring capital expenditures and $1.8 million of costs for tenant improvements and leasing commissions, all exclusive of amounts funded with proceeds of draws under construction loans for our development properties. Approximately $1.2 million of our tenant improvements and leasing commissions was related to the replacement tenants for Ultimate Electronics at Galleria Plaza and

Cedar Hill Village. In addition, in the second quarter of 2006, we acquired our lease with Winn-Dixie at Shops at Eagle Creek in a bankruptcy auction for $1.35 million. We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the revolving credit facility.

          Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties and payment of indebtedness at maturity. As of September 30, 2006, we had 11 development projects underway (excluding Kedron Village) that are expected to cost approximately $164.6 million, of which approximately $107.6 million had been incurred as of September 30, 2006. In addition, the Company completed the following acquisitions during the first nine months of 2006:

•

We purchased Kedron Village, a 282,125 square-foot (157,408 square feet of which is owned gross leasable area) neighborhood shopping center under construction in Peachtree, Georgia (a suburb of Atlanta) for a total purchase price of approximately $36.9 million. This property partially opened during the third quarter of 2006 and a portion remained under construction as of September 30, 2006.

•

In July 2006, we acquired three 100% leased neighborhood shopping centers in Naples, Florida. Courthouse Shadows has 134,867 square-feet of gross leasable area and was purchased for approximately $19.8 million. Pine Ridge has 105,515 square-feet of gross leasable area and was purchased for approximately $22.6 million. Riverchase has 78,340 square-feet of gross leasable area and was purchased for approximately $15.5 million.

          We are actively pursuing the acquisition and development of other properties, which will require additional capital. We do not expect to have sufficient funds on hand to meet these long-term cash requirements. We will have to satisfy these needs through participation in joint venture transactions, additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions.  We believe we will have access to these sources of capital to fund our long-term liquidity requirements but we cannot assure this will be the case. Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions.

          In the first quarter of 2005, Winn-Dixie filed a petition for Chapter 11 bankruptcy protection to reorganize its business operations. In the second quarter of 2006, Winn-Dixie vacated the space at Shops at Eagle Creek and we acquired its lease with us in a bankruptcy auction at a cost of $1.35 million. We are negotiating with potential retail tenants to lease this space.  Winn-Dixie continues to occupy the space at Waterford Lakes and has paid rent through November 2006.

          We are currently evaluating strategic alternatives with respect to our Glendale Mall property in Indianapolis, Indiana, including continuing to lease space in its current configuration and exploring the possibility of redeveloping or selling the property. At present, we have identified and are evaluating a redevelopment opportunity. As of September 30, 2006, Glendale Mall had annualized total retail revenue of approximately $2.3 million, or approximately 4.1% of our total annualized retail revenue, and was approximately 78% leased.

Cash Flows

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

          Cash provided by operating activities was $27.4 million for the nine months ended September 30, 2006, an increase of $18.6 million from the first nine months of 2005. The increase in cash provided by operations largely resulted from the addition of five operating properties purchased in 2005 and three purchased in 2006 and the opening of four properties that were under development during 2005. In addition, cash provided by decreases in the changes in tenant receivables, deferred costs, and other assets between years totaled $10.6 million.

          Cash used in investing activities was $195.6 million for the nine months ended September 30, 2006, an increase of $71.5 million compared to the first nine months of 2005. The increase in cash used in investing activities was primarily a result of an increase of $69.0 million in property acquisitions and capital expenditures in the first nine months of 2006 compared to the first nine months of 2005.  This increase in cash used in investing activities was partially offset by the realization of net proceeds of $11.1 million from the sale of assets in the first nine months of 2006.

          Cash provided by financing activities was $174.2 million for the nine months ended September 30, 2006, an increase of $55.0 million compared to the first nine months of 2005. The majority of this change results from an increase in loan proceeds of $207.0 million, partially offset by an increase in loan payoffs of $147.0 million. In addition, distributions paid to shareholders and unitholders in the first nine months of 2006 increased by approximately $5.4 million compared to the first nine months of 2005 due to an increase in the number of shares outstanding.

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

          The following table reconciles our net income to FFO for the three and nine months ended September 30, 2006 and 2005 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net income	$3,209,653	$1,982,241	$6,522,571	$5,547,840
Loss on sale of asset, net of tax	—	—	458,405	—
Add Limited Partners’ interests in income	936,782	881,407	1,926,356	2,446,166
Add depreciation and amortization of consolidated entities and discontinued operations, net of minority interest	7,129,692	5,531,581	22,308,695	15,895,620
Add depreciation and amortization of unconsolidated entities	99,680	50,534	301,350	199,165

Funds From Operations of the Kite Portfolio (1)	11,375,807	8,445,763	31,517,377	24,088,791
Less Limited Partners’ interests in Funds From Operations	(2,560,851)	(2,609,741)	(7,184,226)	(7,371,170)

Funds From Operations allocable to the Company (1)	$8,814,956	$5,836,022	$24,333,151	$16,717,621

Basic weighted average common shares outstanding	28,824,698	19,151,910	28,696,534	19,149,495

Diluted weighted average common shares outstanding	28,979,356	19,289,737	28,830,042	19,262,229

Basic weighted average common shares and units outstanding	37,228,944	27,733,221	37,208,441	27,604,417

Diluted weighted average common shares and units outstanding	37,383,601	27,871,048	37,341,949	27,717,151

(1)  “Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of the Operating Partnership’s real estate properties and construction and service subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the Limited Partners’ diluted weighted average interest in the Operating Partnership.

Off-Balance Sheet Arrangements

          In connection with our agreement with Prudential, the Venture expects to receive aggregate equity contributions of up to $500 million for qualifying assets.  Contributions would be made on a project-by-project basis with Prudential contributing 80% of the capital and the Company contributing 20% of the capital.

          Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property and has limited recourse to the Company. The Company guarantees the debt of our consolidated joint venture entities.  As of September 30, 2006, our share of the guarantee related to consolidated joint venture debt was approximately $35.8 million.  In addition, as of September 30, 2006, our share of unconsolidated joint venture debt was approximately $8.4 million.

          We currently do not have any other off-balance sheet arrangements or commitments that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms.

Market Risk Related to Fixed Rate Debt

          We had approximately $571.0 million of outstanding consolidated indebtedness as of September 30, 2006 (inclusive of net premiums on acquired debt of $2.4 million). We have entered into interest rate swaps totaling $50 million to hedge variable cash flows associated with existing variable rate debt. Including the effects of these swaps, our fixed and variable rate debt was approximately $353.8 million (62%) and $214.9 million (38%), respectively, of our total consolidated indebtedness at September 30, 2006.

          Based on the amount of our fixed rate debt, a 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of approximately $15.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $17.6 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of September 30, 2006 would increase or decrease our annual cash flow by approximately $2.1 million.

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

Changes in Internal Control Over Financial Reporting

          There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          The discussion of our financial condition and results of operations should be read together with the risks described below, the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our 2006 Quarterly Reports on Form 10-Q, which describe various risks and uncertainties to which we are or may become subject, and any additional risks that may be identified in our future filings with the SEC. The risks and uncertainties described below, in our 2005 Annual Report on Form 10-K and our 2006 Quarterly Reports on Form 10-Q, in the other information contained and incorporated by reference in this Quarterly Report on Form 10-Q, and in the descriptions included in our consolidated financial statements and accompanying notes thereto, are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, operating results and cash flows. In addition to the risks identified in our 2005 Annual Report on Form 10-K and our 2006 Quarterly Reports on Form 10-Q, we are also subject to the following additional risks:

Insurance coverage on our Florida properties may be expensive and difficult to obtain exposing us to potential risk of loss.

          We currently carry comprehensive insurance on all of our properties, including insurance for property damage and third-party liability. We believe this coverage is of the type and amount customarily obtained for or by an owner of real property assets. In October 2006, we increased our deductible for windstorms in catastrophic areas in the United States to a market rate. We intend to obtain similar insurance coverage on subsequently acquired properties.

          In the future, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, environmental liabilities, or other catastrophic events including hurricanes and floods, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Events such as these could adversely affect our results of operations and our ability to meet our obligations.

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

KITE REALTY GROUP TRUST

	By:	/s/ John A. Kite

John A. Kite
November 9, 2006		Chief Executive Officer and President
(Date)		(Principal Executive Officer)

	By:	/s/ Daniel R. Sink

Daniel R. Sink
Chief Financial Officer
November 9, 2006		(Principal Financial Officer and
(Date)		Principal Accounting Officer)