Form 10-K
period 2006-12-31
KITE REALTY GROUP TRUST
filed 2007-03-16
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006 or
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

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

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

          The aggregate market value of the voting shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $430.6 million based upon the closing price of $15.59 per share on the New York Stock Exchange on such date.

          The number of Common Shares outstanding as of March 9, 2007 was 28,882,323 ($.01 par value).

Documents Incorporated by Reference

          Portions of the Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 7, 2007, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

KITE REALTY GROUP TRUST
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2006

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

ITEM 1. BUSINESS

Unless the context suggests otherwise, references to “we,” “us,” “our” or the “Company” refer to Kite Realty Group Trust and our business and operations conducted through our directly or indirectly owned subsidiaries, including Kite Realty Group, L.P., our operating partnership (the “Operating Partnership”). References to “Kite Property Group” or the “Predecessor” mean our predecessor businesses.

Overview

          We are a full-service, vertically integrated real estate company engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected growth markets in the United States. We also provide real estate facility management, construction, development and other advisory services to third parties.

          As of December 31, 2006, we owned interests in a portfolio of 49 retail operating properties totaling approximately 7.6 million square feet of gross leasable area (including approximately 2.3 million square feet of non-owned anchor space) and 11 retail development properties that are expected to contain approximately 1.7 million square feet of total gross leasable area (including non-owned anchor space). Our retail operating portfolio was 93.4% leased as of December 31, 2006 to a diversified tenant base, with no single retail tenant accounting for more than 3.7% of our total annualized base rent. We also own interests in four commercial operating properties totaling approximately 563,000 square feet of net rentable area and an associated parking garage. Occupancy of our commercial operating portfolio was 91.7% as of December 31, 2006, with no single commercial tenant accounting for more than 2.4% of our annualized base rent. See “Item 2. Properties” for a list of our top 25 tenants by annualized base rent. In addition, we own interests in land parcels comprising approximately 115 acres that may be used for future development of retail or commercial properties or for expansion of existing properties. Our operating portfolio and land parcels are located in Indiana, Florida, Texas, Illinois, New Jersey, Georgia, Washington, Ohio, and Oregon.

          We were formed in March 2004 and organized as a Maryland real estate investment trust. From inception until August 16, 2004, neither we, our Operating Partnership, nor our other subsidiaries had any operations. We commenced operations on August 16, 2004 after completing our initial public offering (“IPO”), concurrently with the consummation of various formation transactions that consolidated into our Operating Partnership the ownership of a portfolio of properties and property interests, and certain commercial real estate businesses of our predecessor, the Kite Property Group, a nationally recognized real estate owner and developer. Kite, Inc., a former affiliate of Kite Property Group, was founded in 1960 by our Chairman, Al Kite, and grew from an interior construction company to a full-service, vertically integrated real estate development, construction and management company. We conduct all of our business through our Operating Partnership, of which we are the sole general partner. As of December 31, 2006, we held an approximate 77% interest in our Operating Partnership.

2006 Activities

          Formation of Joint Venture with Prudential Real Estate Investors. In September 2006, we announced an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The Venture intends to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. Under the terms of the agreement, we have agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million. We have the option to present to PREI additional opportunities with estimated project costs under $50 million. It is expected that equity capital contributions of up to $500 million will be made to the Venture for qualifying projects. We expect contributions to be made on a project-by-project basis, with PREI contributing 80% and us contributing the remaining 20% of the equity required. The parties anticipate equity contributions will be required near the time of development stabilization or at the time a property acquisition is identified in the future. We expect to generate fee income from managing any shopping center properties developed or acquired under this arrangement and will receive additional fees for development, leasing and construction management services. We also expect to have the opportunity to earn performance-based incentives.

          In December 2006, we contributed 100 acres of development land located in Cary, North Carolina to the Venture at a cost of $38.5 million. Our contribution includes the Venture’s assumption of $35.6 million of variable rate debt. This project, which will be named Parkside Town Commons, is located in the “Triangle” of Raleigh, Durham, and Chapel Hill

and is adjacent to Research Triangle Park. The site is zoned to support up to 750,000 square feet of retail space, in addition to office space and either residential units or a hotel. As of December 31, 2006, we owned a 40% interest in the Venture, which will be reduced to 20% upon the commencement of construction under the terms of the agreement with PREI.

          2006 Acquisition Activities. During 2006, we completed the acquisition of three operating properties and one property that was purchased under construction and subsequently became operational. These four properties have a total of approximately 0.8 million square feet of gross leasable area (including non-owned anchor space) and were acquired for a total cost of $92.8 million (including assumed debt), as described below:

•

Kedron Village. On April 3, 2006 we purchased Kedron Village, a 282,124 square foot neighborhood shopping center under construction in Peachtree City, Georgia (a suburb of Atlanta), for a total purchase price of approximately $34.9 million, net of purchase price adjustments, including tenant improvement and leasing commission credits of $2.0 million, which was financed through variable rate debt and draws against our revolving credit facility. Kedron Village partially opened in the third quarter of 2006 and became fully operational during the fourth quarter.

•

Naples, Florida Acquisitions. On July 6, 2006, we acquired the following three 100 percent-leased shopping center properties in Naples, Florida for a total purchase price of approximately $57.9 million:

	•	Pine Ridge Crossing, a 258,882 square foot neighborhood shopping center, for a total purchase price of approximately $22.6 million;

	•	Riverchase, a 78,340 square foot neighborhood shopping center, for a total purchase price of approximately $15.5 million; and

	•	Courthouse Shadows, a 134,867 square foot neighborhood shopping center, for a total purchase price of approximately $19.8 million.

To finance the purchase price for these properties, we incurred variable rate indebtedness of $57.9 million.

2006 Development Activities. During 2006, we added three land parcels to our development pipeline:

•

Bayport Commons, Oldsmar, Florida (a suburb of Tampa). We expect this development to be an estimated 281,100 square foot neighborhood shopping center (including 174,000 square feet of non-owned space to be occupied by Target) on approximately 29 acres. We expect Michaels and PetSmart to be additional anchor tenants. The project has a total estimated cost of approximately $25 million and an anticipated opening date in the second half of 2007;

•

Cobblestone Plaza, Pembroke Pines, Florida (a suburb of Fort Lauderdale). We expect this development to be an estimated 157,800 square foot neighborhood shopping center anchored by Whole Foods and Staples. The project has a total estimated cost of approximately $45 million and an anticipated opening date in late 2007 or early 2008; and

•

54th & College, Indianapolis, Indiana. We expect this development to be an estimated 20,100 square foot Fresh Market grocery store. We own this land and have signed a ground lease with the tenant. The project has a total estimated cost of approximately $2.5 million and has an anticipated opening date in the fourth quarter of 2007.

Also during 2006, we completed the following development properties and added them to our operating portfolio:

•	Eagle Creek Lowe’s, a property adjacent to our Shops at Eagle Creek property and ground leased to Lowe’s Home Improvement;

•	Zionsville Place, a 12,400 square foot neighborhood shopping center located in Zionsville, Indiana (a suburb of Indianapolis, Indiana);

•

Geist Pavilion, a 64,114 square foot neighborhood shopping center located in Fishers, Indiana (a suburb of Indianapolis, Indiana) and anchored by Ace Hardware and Party Tree, a locally owned party supply store;

•	Traders Point II, a 46,600 square foot community shopping center in Indianapolis, Indiana, located adjacent to our Traders Point property; and

•

Red Bank Commons, a 324,308 square foot neighborhood shopping center (including 212,000 square feet of non-owned anchor space) located in Evansville, Indiana, and shadow anchored by Wal-Mart and Home Depot.

In addition, two of our retail development properties became partially operational during 2006:

•

Beacon Hill Shopping Center, a 162,700 square foot neighborhood shopping center (including 105,500 square feet of non-owned anchor space) located in Crown Point, Indiana, shadow anchored by Strack & Van Til’s, became partially operational in June 2006; and

•

Naperville Marketplace, a 169,600 square foot neighborhood shopping center (including 70,000 square feet of non-owned anchor space) located in Naperville, Illinois (a suburb of Chicago, Illinois), anchored by TJ Maxx, shadow anchored by Caputo’s Fresh Market, became partially operational in August 2006.

          Distributions. In 2006, we declared two quarterly cash distributions of $0.1875 per common share and two quarterly cash distributions of $0.195 per common share (which is equivalent to an annual distribution of $0.765 per common share).

Business Strategy

          Our primary business objectives are to generate increasing cash flow, achieve sustainable long-term growth and maximize shareholder value primarily through the development, acquisition and operation of well-located community and neighborhood shopping centers. We seek to implement our business objectives by:

•	successfully completing the construction and lease-up of our development portfolio;

•	continuing to pursue land parcels in attractive markets that can support retail development;

•	acquiring well-located, high-quality retail properties or portfolios through our investment and market selection process;

•	maintaining a focused property management and leasing strategy;

•	selling certain assets and recycling capital; and

•	leveraging our construction and advisory services businesses.

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

          We have an extensive current development pipeline that includes projects for which construction has commenced. We expect our current development pipeline to be a significant source of growth for us over the next several years. As of December 31, 2006, we had 11 retail properties in the development pipeline that are expected to contain approximately 1.7 million square feet, of which approximately 0.7 million square feet will be owned by us and, in some cases, through joint ventures with the remainder to be owned by anchor stores upon completion of the development. The total estimated cost for these properties, including our share and our joint venture partners’ share, is approximately $201.1 million, of which approximately $119.1 million had been incurred as of December 31, 2006. Our share of the total estimated cost is approximately $134.0 million, of which we had incurred approximately $81.9 million as of December 31, 2006.

          In addition to our current development pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are in the final stages of preparation for construction to commence. As of December 31, 2006, this visible shadow pipeline consisted of three projects that are expected to contain approximately 1.2 million square feet, at a total estimated project cost of approximately $244 million. Finally, as of December 31, 2006, we also owned interests in undeveloped land parcels comprising approximately 115 acres that represent future retail and commercial development opportunities, either in the form of expansion of existing properties or development of new retail properties. We believe our extensive development pipeline creates substantial opportunities to increase cash flow and create long-term shareholder value.

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

We evaluate each market based on appropriate criteria and prospective use, including:

•	historical and projected population growth;

•	average household income and density of population within a one-, three- or five-mile radius of the center, depending on the characteristics of the property;

•	transportation patterns and infrastructure;

•	barriers to the development of competing centers; and

•	diverse employment base.

We also consider opportunities to expand into other geographic markets if we believe those markets have favorable long-term growth prospects.

Property Characteristics: We focus on neighborhood and community shopping centers anchored by market-leading retailers or smaller operators with dominant niche positions. In addition, we focus on the presence of one or more additional anchors for these centers, including off-price retailers, office superstores, grocers and fabric and clothing retailers, all of which we believe increase traffic at the centers and are generally beneficial to the value of the center. We also seek properties with a diverse tenant mix that includes service retailers, such as banks, florists, video stores, restaurants, and apparel and specialty shops. We target dominant shopping centers that generate a steady, repetitive flow of traffic by providing staple goods to the community and offering a high level of convenience with ease of access and abundant parking.

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

Retailer Relationships: We seek to partner with key tenants and retailers, such as Lowe’s, Walgreens, Old Navy, Bed Bath & Beyond, Staples, Publix, Kohl’s, Target and Wal-Mart, to identify attractive investments in new and existing markets. We seek to maintain strong tenant and retailer relationships in order to avoid rent interruptions and reduce marketing, leasing and tenant improvement costs that result from re-tenanting space.

We believe we will continue to source a significant volume of growth opportunities through the extensive network of tenant, corporate and institutional relationships we have established through our Predecessor over the past four decades. Additionally, we believe our status as a publicly traded umbrella partnership REIT will enhance our ability to acquire properties from tax-motivated sellers through the use of Operating Partnership units as consideration, thereby providing sellers with liquidity and diversification while providing the opportunity for substantial deferral of income taxes that otherwise would be due as a result of a cash sale.

          Property Management and Leasing Strategy. We believe that focused property management, leasing and tenant retention are essential to maximizing the cash flow and value of our properties. While our property management and leasing functions are supervised and administered by personnel at our principal executive office, we do at times engage third party companies for property management functions at our properties.

          Our primary goal in property management is to maintain an attractive shopping environment on a cost effective basis for our tenants. Our property managers maintain regular contact with our tenants and frequently visit each asset to supervise the local personnel and to ensure the proper implementation and execution of our policies and directives. As part of our ongoing property management, we conduct regular physical property reviews to improve our properties, react to changing market conditions and ensure proper maintenance. In addition, we have a competitive bid process for the majority of our service contracts. In the future, we may establish regional offices in certain markets such as Florida, where we plan to expand our current operations through additional acquisitions and development.

          Our relationships with several national retailers that currently occupy space at our properties are the cornerstone of our overall leasing strategy. These nationally recognized anchors enhance the stability and attractiveness of our properties by driving customer traffic, thereby enhancing the performance of our non-anchor tenants and small shops. Due to the importance of these anchors to our business, our leasing and development teams work closely with each retailer on site selection and expansion opportunities within our current and future portfolio. This focused coverage allows us to anticipate space needs, fill vacant space in our existing portfolio, and identify opportunities to enter into new markets.

          Our leasing representatives have become experts in the markets in which we operate by familiarizing themselves with current tenants as well as potential local, regional and national tenants that would complement our current tenant base. In addition, we utilize a network of brokers to source a variety of tenants for our properties. We also study demographics, tenant sales and merchandising mix to optimize the sales performance of our centers and thereby increase rents. We believe this hands-on approach maximizes the value of our shopping centers.

          Disposition Strategy. We review each of our assets on a regular basis to determine the appropriate capital strategy for the asset. This review involves weighing the asset’s future potential growth against its current market value. Subject to REIT qualification rules, avoidance of the 100% “prohibited transactions tax” applicable to REITs and tax protection obligations that we undertook in connection with our formation transactions, we will consider disposing of properties if we determine that a sale of a property would be in our best interests based on the price being offered for the property, the operating performance of the property, the tax consequences of the sale and other factors and circumstances surrounding the proposed sale. Property dispositions that would give rise to an indemnification obligation under the tax protection obligations we undertook in connection with our formation transactions are subject to approval by a majority of our independent trustees.

          Construction and Advisory Services Operations. We provide general construction, construction management, design/build and complete site development services and have experience in corporate, institutional, hotel, medical and retail construction. KMI Realty Advisors (“KMI”), one of our subsidiaries, is a registered real estate advisor, providing strategic property services to both the public and private sectors. KMI provides a full range of real estate consulting services including portfolio management, due diligence, acquisition, development, financial, program management, facility management and disposition services. KMI utilizes resources from our development and construction operations to customize a real estate strategy to achieve specific client goals. In addition to being a continuing source of advisory income, we believe KMI will help facilitate future access to capital and avenues for growth.

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

Business Segments

          Our principal business is the development, construction, acquisition, ownership and operation of high-quality neighborhood and community shopping centers in selected growth markets in the United States. We have aligned our operations into two business segments: (1) real estate operation and development, and (2) construction and advisory services. See Note 14 Segment Information in our Notes to Consolidated and Combined Financial Statements, contained in this Form 10-K, for information on our two business segments and the reconciliation of total segment revenues to total revenues, total segment operating income to operating income, total segment net income (loss) to net income (loss) and total segment assets to total assets for the years ended December 31, 2006, 2005 and 2004.

Competition

          We encounter competition for development and acquisitions of existing income-producing properties. We believe that competition for the development, acquisition and operation of neighborhood and community shopping centers is highly fragmented. We face competition from institutional investors, other REITs and owner-operators engaged in the development, acquisition, ownership and leasing of shopping centers as well as from numerous local, regional and national real estate developers and owners in each of our markets. We also face competition in leasing available space at our properties to prospective tenants. The actual competition for tenants varies depending upon the characteristics of each local market in which we own and manage property. We believe that the principal competitive factors in attracting tenants in our market areas are location, price, the presence of anchor stores, and maintenance of properties.

Government Regulation

          Americans with Disabilities Act. Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

          Environmental Regulations. Some properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations may have released, or have the potential to release, such substances into the environment. In addition, some of our properties have tenants which may use hazardous or toxic substances in the routine course of their businesses.

          As a general rule, these tenants have covenanted to use these substances, if any, in compliance with all environmental laws and have agreed to indemnify us for any damages we may suffer as a result of their use of such substances. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Finally, one of our properties has contained asbestos-containing building materials, or ACBM, and another property may have contained such materials based on the date of its construction. Environmental laws require that ACBM be properly managed and maintained, and fines and penalties may be imposed on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. We are not aware of any environmental issues that may materially affect the operation of any of our properties.

Insurance

          We carry comprehensive liability, fire, extended coverage, and rental loss insurance that covers all properties in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage, and industry practice. We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God, and, in some cases, flooding. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.

Offices

          Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

          We have 109 full-time employees. Of these employees, 82 are “home office” executive and administrative personnel and 27 are on-site management and administrative personnel.

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

          Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Trustees—the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee. Copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and our committee charters are also available in print and free of charge to any shareholder upon request. You can also obtain such copies in print by contacting our Investor Relations department by mail at our principal executive office.

ITEM 1A. RISK FACTORS

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

          We have separated the risks into three categories:

•	risks related to our operations;

•	risks related to our organization and structure; and

•	tax risks.

RISKS RELATED TO OUR OPERATIONS

We expect to continue to experience rapid growth and may not be able to adapt our management and operational systems to respond to the integration of additional properties without significant disruption or expense.

          We have rapidly expanded our business in recent years. Our portfolio includes 30 operating properties that we have acquired since 1999, including 17 since our IPO, which contain approximately 2.4 million square feet of owned gross leasable area. Since our IPO, we have delivered 14 properties from our development pipeline into our operating portfolio, and we currently have under construction 11 additional retail properties projected to total approximately 1.7 million square feet of gross leasable area (including non-owned anchor space). In addition to this active current development pipeline, we have additional land parcels that are in the final stages of preparation for the commencement of construction (our visible shadow pipeline). These parcels are expected to contain approximately 1.2 million square feet of gross leasable area. We also expect to continue to pursue additional acquisition and development opportunities.

          As a result of the rapid growth of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems or hire and retain sufficient operational staff to integrate these properties into our portfolio and manage any future acquisitions of additional properties without operating disruptions or unanticipated costs. As we develop or acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants, retailers and employees. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets. Our failure to successfully integrate any future properties into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our shareholders.

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

•	financing risks;

•	the failure to meet anticipated occupancy or rent levels;

•	failure to receive required zoning, occupancy, land use and other governmental permits and authorizations and changes in applicable zoning and land use laws; and

•	the consent of third parties such as tenants, mortgage lenders and joint venture partners may be required, and those consents may be difficult to obtain or be withheld.

          In addition, if a project is delayed, certain tenants may have the right to terminate their leases. If any of these situations occur, development costs for a project will increase, which will result in reduced returns, or even losses, from such investments. In deciding whether to acquire or develop a particular property, we make certain assumptions regarding the expected future performance of that property. If these new properties do not perform as expected, our financial performance will be adversely affected. In addition, the issuance of equity securities for any acquisitions could be substantially dilutive to our shareholders.

Our results of operations will be significantly influenced by the economies of the markets in which we operate, and the market for retail space generally.

          We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased Internet shopping, infrastructure quality, state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors. In addition, as of December 31, 2006, approximately 40% of our owned square footage and approximately 38% of our total annualized base rent is located in the State of Indiana, approximately 23% of our owned square footage and approximately 21% of our total annualized base rent is located in the State of Florida and approximately 20% of our owned square footage and approximately 21% of our total annualized base rent is located in the State of Texas, which exposes us to greater economic risks than if we owned properties in numerous geographic regions. Any adverse economic or real estate developments in Indiana, Florida, Texas, or the surrounding region, or any of the markets in which we operate, or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems, could adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

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

We had approximately $567 million of consolidated indebtedness outstanding as of December 31, 2006, which may impede our operating performance and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest can adversely affect our operating performance. We had approximately $567 million of consolidated outstanding indebtedness as of December 31, 2006. Approximately $170.7 million of this debt (as reduced by $50 million of interest rate swaps) was at variable interest rates. Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it would adversely affect our results of operations.

          We use a combination of interest rate protection agreements, including interest rate swaps, to manage risk associated with interest rate volatility. This may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

          We also intend to incur additional debt in connection with future developments and acquisitions of properties. Our organizational documents do not limit the amount of indebtedness that we may incur. We may borrow new funds to develop or acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of the real estate properties we develop or acquire. We also may borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes or otherwise avoid paying taxes that can be eliminated through distributions to our shareholders.

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

          In addition to the risks discussed above and those normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, we also are subject to the risk that we will not be able to refinance the existing indebtedness on our properties (which, in most cases, will not have been amortized fully at maturity) or obtain permanent financing on development projects we financed with construction loans or mezzanine debt, and that the terms of any refinancing we could obtain would not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

          As of December 31, 2006, all of our indebtedness was secured by our real estate assets. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of our investment. Also, certain of these mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

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

          We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or non-owned anchor or a failure by that major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could seriously harm our performance. As of December 31, 2006, the five largest tenants in our operating portfolio in terms of annualized base rent were Lowe’s Home Improvement, Circuit City, Publix, the State of Indiana, and Marsh Supermarkets, with scheduled annualized base rents for each representing 3.7%, 2.8%, 2.7%, 2.4%, and 2.4%, respectively, of our total annualized base rent.

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

          As of December 31, 2006, we owned four of our operating properties through joint ventures, two of which were accounted for using the equity method as we do not exercise requisite control for consolidation treatment. For the twelve months ended December 31, 2006, the four properties represented approximately 7% of our annualized base rent. In addition, seven of the properties in our development pipeline are currently owned through joint ventures. We also owned a non-controlling interest in one parcel of land that was accounted for under the equity method as of December 31, 2006 as we do not exercise requisite control for consolidation treatment. We have also entered into an agreement with PREI to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

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

          The economic performance and value of our real estate assets are subject to all of the risks associated with owning and operating real estate, including risks related to adverse changes in national, regional and local economic and market conditions. Our operating and development properties currently are located in nine states, with approximately 40% of our owned square footage and approximately 38% of our total annualized base rent located in the State of Indiana, approximately 23% of our owned square footage and approximately 21% of our total annualized base rent located in the State of Florida, and approximately 20% of our owned square footage and approximately 21% of our total annualized base rent located in the State of Texas. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant bankruptcies, which may harm our performance in the affected market. Economic and market conditions also may affect the ability of our tenants to make lease payments. If our properties do not generate sufficient income to meet our operating expenses, our income and results of operations will be significantly harmed.

We face significant competition, which may impede our ability to renew leases or re-let space as leases expire, require us to undertake unbudgeted capital improvements, or impede our ability to make future developments or acquisitions or increase the cost of these developments or acquisitions.

          We compete with numerous developers, owners and operators of retail shopping centers for tenants. These competitors include institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same submarkets in which our properties are located, but which have greater capital resources. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be adversely affected. As of December 31, 2006, leases were scheduled to expire on a total of approximately 7% of the space at our properties in 2007. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements we undertake may reduce cash available for distributions to shareholders.

          We also face significant competition for development and acquisition opportunities. Many of our competitors have greater financial resources and a greater ability to borrow funds than we do to develop or acquire properties. Competition for investments may reduce the number of suitable investment opportunities available to us and may have the effect of increasing development or acquisition costs and/or reducing the rents we can charge and, as a result, adversely affect our operating results. The current market for acquisitions is extremely competitive.

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

          We expect to redevelop certain of our properties in the future. In connection with any redevelopment of our properties, we will bear certain risks, including the risk of construction delays or cost overruns that may increase project costs and make a project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, various tenants may have the right to withdraw from a property if a development and/or redevelopment project is not completed on time. In the case of a redevelopment project, consents may be required from various tenants in order to redevelop a center. In the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss.

          We are currently pursuing the redevelopment of our Glendale Mall property in Indianapolis, Indiana. As of December 31, 2006, Glendale Mall was our largest property on a square footage basis with an annualized base rent of approximately $2.1 million, representing approximately 3.5% of our total annualized base rent. We anticipate that our redevelopment will include demolishing the enclosed mall between the two anchor buildings, selling a portion of the property to a new anchor, and constructing new small shop buildings on the property. Approximately 54 leases were terminated with tenants located in the portions of the mall to be demolished. We anticipate that tenant buyouts and relocation costs will be approximately $1 million. Macy’s, Kerasotes Theatres, Staples, and the Indianapolis-Marion County Public Library will continue operating and paying rent during the redevelopment. Based on current redevelopment plans, we expect our net investment to be approximately $15 million, after any proceeds from tax increment financing and other sources.

We may not be able to sell properties when appropriate.

          Real estate property investments generally cannot be sold quickly. In connection with our formation at the time of our IPO, we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners of our Operating Partnership. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, we will indemnify the contributors of those properties for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment). The six properties to which our tax indemnity obligations relate represented approximately 19% of our annualized base rent in the aggregate as of December 31, 2006. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South and Market Street Village. We also agreed to limit the aggregate gain these certain limited partners of our Operating Partnership would recognize with respect to certain other contributed properties through December 31, 2016 to not more than $48 million in total, with certain annual limits, unless we reimburse them for the taxes attributable to the excess gain (and any taxes imposed on the reimbursement payments), and to take certain other steps to help them avoid incurring taxes that were deferred in connection with the formation transactions.

          The agreement described above is extremely complicated and imposes a number of procedural requirements on us, which makes it more difficult for us to ensure that we comply with all of the various terms of the agreement and therefore creates a greater risk that we may be required to make an indemnity payment. The complicated nature of this agreement also might adversely impact our ability to pursue other transactions, including certain kinds of strategic transactions and reorganizations.

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

          Our ability to make expected distributions to our shareholders depends on our ability to generate substantial revenues from our properties. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:

•

adverse changes in the national, regional and local economic climate, particularly in: Indiana, where approximately 40% of our owned square footage and 38% of our total annualized base rent is located; Florida, where approximately 23% of our owned square footage and 21% of our total annualized base rent is located; and Texas, where approximately 20% of our owned square footage and 21% of our total annualized base rent is located.

•	local oversupply, increased competition or reduction in demand for space;

•	inability to collect rent from tenants;

•	vacancies or our inability to rent space on favorable terms;

•	decreased attractiveness of our properties to tenants;

•	changes in market rental rates;

•	inability to finance property development, tenant improvements and acquisitions on favorable terms;

•	increased operating costs, including costs incurred for maintenance, insurance premiums, utilities and real estate taxes;

•	the need to periodically fund the costs to repair, renovate and re-let space;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses;

•	costs of complying with changes in governmental regulations, including those governing usage, zoning, the environment and taxes;

•	civil unrest, acts of terrorism, earthquakes, hurricanes and other national disasters or acts of God that may result in underinsured or uninsured losses;

•	the relative illiquidity of real estate investments;

•	changing demographics; and

•	changing traffic patterns.

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

Insurance coverage on our properties may be expensive and difficult to obtain exposing us to potential risk of loss.

          We currently carry comprehensive insurance on all of our properties, including insurance for property damage and third-party liability. We believe this coverage is of the type and amount customarily obtained for or by an owner of real property assets. We intend to obtain comparable insurance coverage on subsequently acquired properties.

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

          Our existing properties and any properties we develop or acquire in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. The expenses of owning and operating properties are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties. As a result, if any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. The properties will be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.

We could incur significant costs related to government regulation and environmental matters.

          Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership, operation and management of real properties, we are potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. We may also be liable to third parties for damage and injuries resulting from environmental contamination emanating from the real estate.

          Some of the properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations may have released, or have the potential to release, such substances into the environment. In addition, some of our properties have tenants that may use hazardous or toxic substances in the routine course of their businesses. As a general rule, these tenants have covenanted to use these substances, if any, in compliance with all environmental laws and have agreed to indemnify us for any damages that we may suffer as a result of their use of such substances. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Finally, one of our properties has contained asbestos-containing building materials, or ACBM, and another property may have contained such materials based on the date of its construction. Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

Our efforts to identify environmental liabilities may not be successful.

          Although we believe that our properties are in substantial compliance with federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances, this belief is based on limited testing. We cannot assure you that:

•	existing environmental studies with respect to our properties reveal all potential environmental liabilities;

•	any previous owner, occupant or tenant of one of our properties did not create any material environmental condition not known to us;

•	the current environmental condition of our properties will not be affected by tenants and occupants, by the condition of nearby properties, or by other unrelated third parties; or

•	future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in environmental liabilities.

Inflation may adversely affect our financial condition and results of operations.

          Most of our leases contain provisions requiring the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance. However, increased inflation could have a more pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our overage rents, where applicable.

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

          The stock markets, including The New York Stock Exchange (NYSE), on which we list our common shares, have experienced significant price and volume fluctuations. The market price of our common shares could be similarly volatile, and investors in our common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

•	our financial condition and operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication by securities analysts of research reports about us or our industry;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	actions by institutional shareholders or hedge funds;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

          In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

A substantial number of common shares eligible for future sale could cause our common share price to decline significantly.

          If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2006, we had outstanding 28,842,831 common shares. Of these shares, approximately 27,530,000 are freely tradable, except for any shares held by our “affiliates,” as that term is defined by Rule 144 under the Securities Act. In addition, approximately 8.4 million units of our Operating Partnership are owned by certain of our executive officers and other individuals, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC in August 2005 to register 9,115,149 common shares issued in, or issuable upon redemption of units in our Operating Partnership issued in, our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

          Certain members of our management team own interests in properties that are not part of our Company. These properties include a 243-room Indianapolis luxury hotel and condominium development that opened in 2006, one option property, and various outlots and land parcels that are held for sale. In some cases, one or more of these individuals or their affiliates will have certain management and fiduciary obligations that may conflict with such person’s responsibilities as an officer or trustee of our company and may affect our operations.

Departure or loss of our key officers could have an adverse effect on us.

          Our future success depends, to a significant extent, upon the continued services of our existing executive officers. Our executive officers’ experience in real estate acquisition, development and finance are critical elements of our future success. We have employment agreements with each of our executive officers that provide for an initial term that ends in December 2007, with automatic one-year renewals unless either we or the officer elects not to renew the agreement. If one or more of our key executives were to die, become disabled or otherwise leave the company’s employ, we may not be able to replace this person with an executive officer of equal skill, ability, and industry expertise. Until suitable replacements personnel could be identified and hired, our operations and financial condition could be impaired.

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

          If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. If we fail to qualify as a REIT, such failure would cause an event of default under our credit facility and may adversely affect our ability to raise capital and to service our debt. This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS

          None

ITEM 2. PROPERTIES

Retail Operating Properties

          As of December 31, 2006, we owned interests in a portfolio of 49 retail operating properties totaling approximately 7.6 million square feet of gross leasable area (“GLA”) (including non-owned anchor space). The following tables set forth more specific information with respect to the Company’s retail operating properties as of December 31, 2006:

OPERATING RETAIL PROPERTIES - TABLE I

Property[1,2]	State	MSA	Year Built/Renovated	Year Added to Operating Portfolio	Acquired, Redeveloped, or Developed	Total GLA[2]	Owned GLA[2]	Percentage of Owned GLA Leased[3]

International Speedway Square	FL	Daytona	1999	1999	Developed	233,901	220,901	98.2%
King’s Lake Square	FL	Naples	1986	2003	Acquired	85,497	85,497	97.5%
Wal-Mart Plaza	FL	Gainesville	1970	2004	Acquired	177,826	177,826	100.0%
Waterford Lakes	FL	Orlando	1997	2004	Acquired	77,948	77,948	98.5%
Shops at Eagle Creek[10]	FL	Naples	1998	2003	Acquired	75,944	75,944	57.4%
Eagle Creek Lowe’s	FL	Naples	2006	2006	Developed	165,000	—	*
Pine Ridge Crossing	FL	Naples	1993	2006	Acquired	258,882	105,515	100.0%
Riverchase	FL	Naples	1991	2006	Acquired	78,340	78,340	100.0%
Courthouse Shadow	FL	Naples	1987	2006	Acquired	134,867	134,867	100.0%
Circuit City Plaza	FL	Ft. Lauderdale	2004	2004	Developed	405,906	45,906	91.5%
Indian River Square	FL	Vero Beach	1997/2004	2005	Acquired	379,246	144,246	100.0%
Bolton Plaza[4]	FL	Jacksonville	1986	2005	Acquired	172,938	172,938	95.0%
Centre at Panola	GA	Atlanta	2001	2004	Acquired	73,079	73,079	98.4%
Publix at Acworth	GA	Atlanta	1996	2004	Acquired	69,628	69,628	100.0%
Kedron Village	GA	Atlanta	2006	2006	Acquired	282,124	157,407	84.6%
Silver Glen Crossing	IL	Chicago	2002	2004	Acquired	138,265	132,716	96.9%
Fox Lake Crossing	IL	Chicago	2002	2005	Acquired	99,072	99,072	93.3%
Glendale Mall	IN	Indianapolis	1958/2000	1999	Redeveloped	724,026	579,189	73.8%
Cool Creek Commons	IN	Indianapolis	2005	2005	Developed	133,207	120,678	100.0%
Boulevard Crossing	IN	Kokomo	2004	2004	Developed	213,696	123,696	93.1%
Traders Point	IN	Indianapolis	2005	2005	Developed	348,835	279,558	94.9%
Traders Point II	IN	Indianapolis	2005	2005	Developed	46,600	46,600	57.1%
Hamilton Crossing	IN	Indianapolis	1999	2004	Acquired	87,424	82,424	100.0%
Fishers Station[5]	IN	Indianapolis	1989	2004	Acquired	114,457	114,457	87.9%
Whitehall Pike	IN	Bloomington	1999	1999	Developed	128,997	128,997	100.0%
The Centre[6]	IN	Indianapolis	1986	1986	Developed	80,689	80,689	95.5%
The Corner Shops	IN	Indianapolis	1984/2003	1984	Developed	42,545	42,545	100.0%
Stoney Creek Commons	IN	Indianapolis	2006	2006	Developed	189,527	49,330	100.0%
Greyhound Commons	IN	Indianapolis	2005	2005	Developed	153,187	—	*
Weston Park Phase I	IN	Indianapolis	2005	2005	Developed	12,200	—	*
Geist Pavilion	IN	Indianapolis	2006	2006	Developed	64,114	64,114	83.7%
Zionsville Place	IN	Indianapolis	2006	2006	Developed	12,400	12,400	90.3%
Red Bank Commons	IN	Evansville	2005	2006	Developed	324,308	34,308	66.3%
Martinsville Shops	IN	Martinsville	2005	2005	Developed	10,986	10,986	100.0%
50 South Morton	IN	Indianapolis	1999	1999	Developed	2,000	2,000	100.0%
Ridge Plaza	NJ	Oak Ridge	2002	2003	Acquired	115,088	115,088	94.5%
Eastgate Pavilion	OH	Cincinnati	1995	2004	Acquired	236,230	236,230	100.0%
Shops at Otty[7]	OR	Portland	2004	2004	Developed	154,845	9,845	100.0%
Plaza at Cedar Hill	TX	Dallas	2000	2004	Acquired	299,847	299,847	100.0%
Sunland Towne Centre	TX	El Paso	1996	2004	Acquired	312,450	307,474	99.5%
Galleria Plaza[8]	TX	Dallas	2002	2004	Acquired	44,306	44,306	100.0%
Cedar Hill Village	TX	Dallas	2002	2004	Acquired	139,092	44,262	94.2%
Preston Commons	TX	Dallas	2002	2002	Developed	142,564	27,564	90.0%
Burlington Coat Factory[9]	TX	San Antonio	1992/2000	2000	Redeveloped	107,400	107,400	100.0%
Plaza Volente	TX	Austin	2004	2005	Acquired	160,333	156,333	100.0%
Market Street Village	TX	Hurst	2004	2005	Acquired	164,125	157,125	100.0%
50th & 12th	WA	Seattle	2004	2004	Developed	14,500	14,500	100.0%
176th & Meridian	WA	Seattle	2004	2004	Developed	14,560	14,560	100.0%
Four Corner Square	WA	Seattle	1985	2004	Acquired	73,099	73,099	91.5%

TOTAL						7,576,100	5,231,434	93.4%

(*)

Property consists of ground leases only, no Owned GLA. As of December 31, 2006, the following were leased: Eagle Creek Lowe’s – single ground lease property; Greyhound Commons – two of four outlots leased; and Weston Park Phase I – two of three outlots leased.

1	All properties are wholly owned, except as indicated. Unless otherwise noted, we own each property in fee simple.

2	Owned GLA represents gross leasable area that we own. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space, and non-owned structures on ground leases.

3	Percentage of Owned GLA Leased reflects Owned GLA/NRA leased as of December 31, 2006, except for Greyhound Commons, Weston Park Phase I and Eagle Creek Lowe’s (see * ).

4

We acquired a 99.9% interest in this property through a joint venture with a third party that manages the property. At the current time, we receive 85% of the cash flow from the property, a percentage that may decrease under certain circumstances.

5

This property is divided into two parcels: a grocery store and small shops. We own a 25% interest in the small shops parcel through a joint venture and a 100% interest in the grocery store parcel. The joint venture partner is entitled to an annual preferred payment of $96,000. All remaining cash flow is distributed to us.

6	We own a 60% interest in this property through a joint venture with a third party that manages the property.

7	We do not own the land at this property. We have leased the land pursuant to two ground leases that expire in 2017. We have six five-year options to renew this lease.

8	We do not own the land at this property. We have leased the land pursuant to a ground lease that expires in 2027. We have five five-year renewal options.

9

We do not own the land at this property. We have leased the land pursuant to a ground lease that expires in 2012. We have six five-year renewal options and a right of first refusal to purchase the land.

10

In May 2006, we acquired and terminated the Winn-Dixie lease. In the fourth quarter of 2006, we signed a lease with Staples for approximately half of this space. The remainder is being marketed to multiple potential retail tenants.

OPERATING RETAIL PROPERTIES – TABLE II

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue	Annualized Ground Lease Revenue	Annualized Total Retail Revenue[1]	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA[2]	Major Tenants and Non-Owned Anchors[3]

International Speedway Square[4]	FL	Daytona	$19,447,892	$2,423,671	$232,900	$2,656,571	4.4%	$11.18	SteinMart, Bed Bath & Beyond, Circuit City
King’s Lake Square	FL	Naples	—	1,107,001	—	1,107,001	1.8%	13.28	Publix, Walgreens
Wal-Mart Plaza	FL	Gainesville	—	941,835	—	941,835	1.6%	5.30	Wal-Mart, Books-A-Million, Save-A-Lot
Waterford Lakes	FL	Orlando	—	896,363	—	896,363	1.5%	11.68	Winn-Dixie[5]
Shops at Eagle Creek	FL	Naples	—	748,906	—	748,906	1.2%	17.17	Staples
Eagle Creek Lowe’s	FL	Naples	—	—	800,000	800,000	1.3%	—	Lowe’s Home Improvement
Pine Ridge Crossing	FL	Naples	17,500,000	1,568,159	—	1,568,159	2.6%	14.86	Publix, Bealls (non-owned, Target (non-owned)
Riverchase	FL	Naples	10,500,000	1,070,812	—	1,070,812	1.8%	13.67	Publix
Courthouse Shadow	FL	Naples	9,768,245	1,465,818	—	1,465,818	2.4%	10.87	Albertson’s, OfficeMax
Circuit City Plaza	FL	Ft. Lauderdale	—	817,202	—	817,202	1.3%	19.46	Circuit City, Wal-Mart (non-owned), Lowe’s Home Improvement (non-owned)
Indian River Square	FL	Vero Beach	13,300,000	1,453,078	—	1,453,078	2.4%	10.07	Office Depot, Bealls, Ragshop, Lowe’s Home Improvement (non-owned), Target (non-owned)
Bolton Plaza[4]	FL	Jacksonville	—	1,092,745	—	1,092,745	1.8%	6.65	Wal-Mart
Centre at Panola	GA	Atlanta	4,164,506	818,294	—	818,294	1.4%	11.38	Publix
Publix at Acworth	GA	Atlanta	—	800,946	—	800,946	1.3%	11.50	Publix, CVS
Kedron Village	GA	Atlanta	29,700,000	2,317,308	—	2,317,308	3.8%	17.41	Target (non-owned), Bed Bath & Beyond, Ross, PETCO
Silver Glen Crossing	IL	Chicago	—	1,873,014	85,000	1,958,014	3.2%	14.57	Dominick’s, MC Sports
Fox Lake Crossing	IL	Chicago	11,931,901	1,285,333	—	1,285,333	2.1%	13.90	Dominick’s
Glendale Mall	IN	Indianapolis	—	1,957,189	154,004	2,111,193	3.5%	4.58	Macy’s, Kerasotes Theatre, Lowe’s Home Improvement (non-owned)
Cool Creek Commons	IN	Indianapolis	18,000,000	1,917,109	155,500	2,072,609	3.4%	15.89	Fresh Market, SteinMart
Boulevard Crossing	IN	Kokomo	12,302,788	1,552,329	—	1,552,329	2.6%	13.48	TJ Maxx, PETCO, Shoe Carnival, Kohl’s (non-owned)
Traders Point	IN	Indianapolis	48,000,000	3,699,922	545,000	4,244,922	7.0%	13.95	Dick’s Sporting Goods, Bed Bath & Beyond, Michaels, Marsh Supermarkets, Books-A-Million, Old Navy, PetSmart
Traders Point II	IN	Indianapolis	7,658,165	695,239	—	695,239	1.1%	26.13
Hamilton Crossing	IN	Indianapolis	—	1,403,954	71,500	1,475,454	2.4%	17.03	Office Depot
Fishers Station	IN	Indianapolis	4,852,782	1,252,807	—	1,252,807	2.1%	12.46	Marsh Supermarket
Whitehall Pike	IN	Bloomington	9,403,714	1,014,000	—	1,014,000	1.7%	7.86	Lowe’s Home Improvement
The Centre[6]	IN	Indianapolis	—	996,551	—	996,551	1.6%	12.94	Osco
The Corner Shops	IN	Indianapolis	1,801,315	533,373	—	533,373	0.9%	12.54	Hancock Fabrics
Stoney Creek Commons	IN	Indianapolis	—	464,755	—	464,755	0.8%	9.42	Lowe’s Home Improvement (non-owned), HH Gregg, Office Depot
Greyhound Commons	IN	Indianapolis	—	—	202,500	202,500	0.3%	—	Lowe’s Home Improvement (non-owned)

Weston Park Phase I	IN	Indianapolis	—	—	190,000	190,000	0.3%	—
Geist Pavilion	IN	Indianapolis	11,125,000	868,865	—	868,865	1.4%	16.20	Ace Hardware, Party Tree
Zionsville Place	IN	Indianapolis	—	231,204	—	231,204	0.4%	20.64
Red Bank Commons	IN	Evansville	4,798,797	335,784	—	335,784	0.6%	14.76	Wal-Mart (non-owned) Home Depot (non-owned)
Martinsville Shops	IN	Martinsville	—	151,000	—	151,000	0.3%	13.74
50 South Morton	IN	Indianapolis	—	132,000	—	132,000	0.2%	66.00
Ridge Plaza	NJ	Oak Ridge	16,482,599	1,751,991	—	1,751,991	2.9%	16.10	A&P, CVS
Eastgate Pavilion	OH	Cincinnati	—	2,366,522	—	2,366,522	3.9%	10.02	Dick’s Sporting Goods, Value City Furniture, Best Buy
Shops at Otty	OR	Portland	—	271,609	122,500	394,109	0.7%	27.59	Wal-Mart (non-owned)
Plaza at Cedar Hill	TX	Dallas	26,681,396	3,608,377	—	3,608,377	5.8%	12.03	Hobby Lobby, Linens ‘n Things, Marshalls
Sunland Towne Centre	TX	El Paso	25,000,000	3,011,918	104,809	3,116,727	5.0%	9.84	Kmart, Circuit City, Room Store
Galleria Plaza	TX	Dallas	—	1,083,224	—	1,083,224	1.8%	24.45	Shoe Pavilion
Cedar Hill Village	TX	Dallas	—	673,085	—	673,085	1.1%	16.14	24 Hour Fitness, JCPenney (non-owned)
Preston Commons	TX	Dallas	4,525,910	587,502	—	587,502	1.0%	23.69	Lowe’s Home Improvement (non-owned)
Burlington Coat Factory	TX	San Antonio	—	510,150	—	510,150	0.8%	4.75	Burlington Coat Factory
Plaza Volente	TX	Austin	28,680,000	2,453,119	100,000	2,553,119	4.2%	15.69	H-E-B Grocery
Market Street Village	TX	Hurst	—	2,026,858	115,700	2,142,558	3.5%	12.90	Ross, Office Depot, JoAnn’s, Circuit City, Hancock Fabrics
50th & 12th	WA	Seattle	4,575,820	475,000	—	475,000	0.8%	32.76	Walgreens
176th & Meridian	WA	Seattle	4,157,182	433,000	—	433,000	0.7%	29.74	Walgreens
Four Corner Square	WA	Seattle	—	801,269	—	801,269	1.3%	11.98	Johnson Hardware Store

TOTAL			$344,358,012	$57,940,190	$2,879,413	$60,819,603	100.0%	$11.85

1

Annualized Base Rent represents the contractual rent for December 2006 for each applicable property, multiplied by 12. This table does not include Annualized Base Rent from development property tenants open for business as of December 31, 2006.

2	Owned GLA represents gross leasable area that we own. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space and non-owned structures on ground leases.

3	Represents the three largest tenants that occupy at least 10,000 square feet of GLA at the property, including non-owned anchors.

4	A third party manages this property.

5

In February 2005, Winn-Dixie Stores, Inc. filed a petition for Chapter 11 bankruptcy to reorganize its business operations. As of December 31, 2006, Winn-Dixie had not announced plans to close the Waterford Lakes store, nor had it rejected the lease. In a public announcement, Winn-Dixie included the store at Waterford Lakes on its list of stores it intended to retain as of that date.

6	We own a 60% interest in this property through a joint venture. The Company’s portion of debt encumbering the property is $2,389,945.

Commercial Properties

          As of December 31, 2006, we owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area (“NRA”) and an associated parking garage. The following sets forth more specific information with respect to the Company’s commercial properties as of December 31, 2006:

OPERATING COMMERCIAL PROPERTIES

Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Encumbrances	Owned NRA	Percentage Of Owned NRA Leased	Annualized Base Rent[1]	Percentage of Annualized Commercial Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants

Indiana

Thirty South[4,5]	Indianapolis	1905/2002	Redeveloped	$22,685,706	298,346	84.4%	$4,373,673	59.5%	$17.37	Eli Lilly, City Securities, Kite Realty Group
Pen Products	Indianapolis	2003	Developed	—	85,875	100.0%	813,236	11.1%	9.47	Indiana Dept of Administration
Spring Mill Medical[2]	Indianapolis	1998/2002	Redeveloped	—	63,431	100.0%	1,466,603	20.0%	23.12	University Medical Diagnostic Associates; Indiana University Healthcare Associates
Union Station Parking Garage[3]	Indianapolis	1986	Acquired	—	N/A	N/A	N/A	N/A	N/A	Denison Parking
Indiana State Motorpool	Indianapolis	2004	Developed	$4,063,781	115,000	100.0%	693,450	9.4%	6.03	Indiana Dept. of Administration

TOTAL				$26,749,487	562,652	91.7%	$7,346,962	100.0%	$14.24

1	Annualized Base Rent represents the monthly contractual rent for December 2006 for each applicable property, multiplied by 12.

2	We own a 50% interest in this property through a joint venture with one of the tenants at this property. This property is encumbered by debt of $5,994,967 (the Company’s portion).

3	Annualized Base Rent for 2006 is approximately $500,000.

4	Annualized Base Rent includes $728,527 from the Company and subsidiaries as of December 31, 2006.

5	On December 1, 2006, we agreed to terminate our lease with Eli Lilly & Company for 29,140 square feet effective December 31, 2006, and 70,402 square feet effective October 1, 2007.

Retail Development Properties

          In addition to our operating retail properties, as of December 31, 2006, we owned 11 retail development properties that are expected to contain approximately 1.7 million square feet of gross leasable area (including non-owned anchor space) upon completion. The following sets forth more specific information with respect to the Company’s retail development properties as of December 31, 2006:

2006-2007 Deliveries	Company Ownership %[6,7]	MSA	Type of Property	Actual/ Projected Opening Date[1]	Encumbrances	Projected Owned GLA[2]	Projected Total GLA[3]	Percent of Owned GLA Occupied[8]	Percent of Owned GLA Pre-Leased/ Committed[5]	Total Estimated Project Cost[4]	Cost Incurred as of Dec. 31, 2006[4]	Major Tenants and Non-owned Anchors

Florida
Tarpon Springs Plaza	100%	Naples	Retail	Q1 2007	$16,455,551	92,546	276,346	0.0%	89.2%	$28,000	$16,299	Target (non-owned), Staples, Cost Plus, AC Moore
Estero Town Center	40%	Naples	Retail	Q3 2006	14,755,473	25,600	206,600	0.0%	93.9%	20,000	18,584	Lowe’s Home Improvement
Bayport Commons	60%	Tampa	Retail	Q3 2007	5,064,883	92,300	281,100	0.0%	56.0%	25,000	10,846	Michaels, PetSmart, Target (non-owned)
Cobblestone Plaza	50%	Ft. Lauderdale	Retail	Q3 2007	10,428,632	147,800	157,800	0.0%	68.0%	45,000	16,061	Whole Foods, Staples
Indiana
Beacon Hill Shopping Center	50%	Crown Point	Retail	Q4 2006	8,390,098	57,200	162,700	9.8%	66.1%	17,000	12,878	Strack & VanTill’s (non-owned), Walgreens (non-owned)
Bridgewater Marketplace I	100%	Indianapolis	Retail	Q3 2006	7,162,255	26,000	50,820	0.0%	32.2%	11,000	10,194	Walgreens (non-owned)
54th & College	100%	Indianapolis	Retail	Q4 2007	—	N/A	20,100	0.0%	100.0%	2,500	2,177	Fresh Market
Illinois
Naperville Marketplace	100%	Chicago	Retail	Q4 2006	9,799,725	99,600	169,600	33.1%	36.6%	16,500	11,961	Caputo’s Fresh Market (non-owned), TJ Maxx
Oregon
Cornelius Gateway Build To Suit For Sale	80%	Portland	Retail	Q2 2006	—	21,000	35,800	0.0%	14.4%	5,400	4,312	Walgreens (non-owned)
Washington
Sandifur Plaza Build To Suit For Sale	80%/95%	Tri-Cities	Retail	Q4 2006	2,777,011	27,400	27,400	0.0%	86.1%	6,400	3,921	Walgreens (built-to-suit for sale)
Gateway Shopping Center Phase I&II	50%	Seattle	Retail	Q1 2007	7,214,509	79,200	285,200	0.0%	78.3%	24,300	11,863	Ross, PetSmart, Kohl’s (non-owned), Winco Foods (non-owned)

TOTAL					$82,048,137	668,646	1,673,466	5.8%	70.0%	$201,100	$119,096

1

Opening Date is defined as the first date a tenant is open for business or a ground lease payment is made. Stabilization (i.e., 85% occupied) typically occurs within six to twelve months after the opening date.

2

Projected Owned GLA represents gross leasable area we project we will own. It excludes square footage that we project will be attributable to non-owned outlot structures on land owned by us and expected to be ground leased to tenants. It also excludes non-owned anchor space.

3

Projected Total GLA includes Projected Owned GLA, projected square footage attributable to non-owned outlot structures on land that we own, and non-owned anchor space that currently exists or is under construction.

4	Dollars in thousands. Reflects both the Company’s and partner’s share of costs.

5	Excludes outlot land parcels we own and ground leased to tenants. Includes leases under negotiation for approximately 65,096 square feet for which we have signed non-binding letters of intent.

6	These joint ventures are consolidated in our financial statements.

7

We own the following development properties through joint ventures: Cornelius Gateway (80%); Sandifur Plaza (Walgreens 80%; small shops 95%); Beacon Hill (preferred return, then 50%); Gateway Shopping Center (preferred return, then 50% until internal rate of return threshold is reached and then 25%); Estero Town Commons (preferred return, then 40%) and Bayport Commons (preferred return, then 60%).

8	Includes anchors that have taken possession of their space or have begun paying rent.

Other Development Activity

          In addition to our current development pipeline, as displayed in the table above, we have a significant “visible shadow” development pipeline, which includes land parcels that are in the final stages of preparation for construction to commence. As of December 31, 2006, this visible shadow pipeline consisted of three projects that are expected to contain approximately 1.2 million square feet at a total estimated project cost of approximately $244 million.

Property	MSA	Company Ownership %[4]	Estimated Start Date	Estimated Total GLA[1,3]	Total Estimated Cost[1,3]	Cost Incurred as of Dec. 31, 2006[1]	Executed Leases & Potential Tenancy

Parkside Town Commons[2]	Raleigh, NC	40%	TBD	750,000	$118,000	$38,903	TBD
Delray Marketplace	Delray Beach, FL	50%	TBD	318,000	90,000	29,914	Grocery, Theater, Jr. Boxes, Shops, Restaurants
Maple Valley	Seattle, WA	100%	TBD	156,000	36,000	6,859	Grocery, Hardware Store, Shops, Restaurants

TOTAL				1,224,000	$244,000	$75,676

1	Dollars in thousands. Reflects Company and partners’ share of costs.

2

In December 2006, Parkside Town Commons was acquired in a joint venture with Prudential Real Estate Investors. Our interest in the joint venture is 40% as of December 31, 2006, and will be reduced to 20% upon the commencement of construction.

3	Total Estimated Cost and Estimated Total GLA based on preliminary siteplans.

4	We own Delray Marketplace through a joint venture (preferred return, then 50%).

Land Held for Future Development

          As of December 31, 2006, we owned interests in land parcels comprising approximately 115 acres that may be used for future expansion of existing properties or development of new retail or commercial properties.

Option Property and Right of First Refusal

          In connection with our IPO, we entered into an option agreement with the contributors of our properties (or entities controlled or owned by them) that granted our Operating Partnership the right to acquire an interest in Erskine Village. Erskine Village is a joint venture among Kite South Bend, LLC (a company owned by Al Kite, John Kite, Paul Kite, and Tom McGowan), Kimco Realty Corporation and Schottenstein Management. The joint venture purchased the 800,000 square foot Scottsdale Mall located in South Bend, Indiana, in August 2003 in order to redevelop it. The 58-acre parcel of land is located at the intersection of Miami Street and Ireland Road in South Bend. Our Operating Partnership has the right to purchase Kite South Bend, LLC’s 25% interest in this joint venture, subject to approval of the other joint venture partners and the lender.

          Under the terms of the option agreement, once the property is redeveloped and reaches 85% occupancy, we may directly or indirectly acquire the property at a price equal to the lesser of:

•

the annualized net operating income for the property (based on net operating income over a three-month period, which includes the month of exercise) divided by 8.5% and multiplied by the contributors’ interest in the property; or

•

the then fair market value of the property based on the average of two appraisals (or the average of the two closest of three appraisals in certain circumstances) multiplied by the contributors’ interest in the property.

          The option price is payable in Operating Partnership units or cash, at our option. The option expires four years from the date construction begins on the property. We also have a right of first refusal to acquire Kite South Bend, LLC’s interest in the property if a third party offers to acquire the interest at the price offered by the third party or, if the option is then exercisable, at the option price described above, if lower. If we do not acquire the interest during the four-year option period, then the contributors will agree to sell their interests in Kite South Bend, LLC or Kite South Bend, LLC’s interest in the joint venture as soon as reasonably practicable. As of December 31, 2006, the property is less than 85% leased.

Tenant Diversification

          No individual retail or commercial tenant accounted for more than 3.7% of the portfolio’s annualized base rent for the year ended December 31, 2006 or 4.0% of total retail portfolio GLA as of December 31, 2006. The following table sets forth certain information for the largest 10 tenants and non-owned anchor tenants (based on total GLA) open for business or for which ground lease payments are being made at the Company’s retail properties based on minimum rents in place as of December 31, 2006:

TOP 10 RETAIL TENANTS BY GROSS LEASABLE AREA

Tenant	Number of Locations	Total GLA	Number of Leases	Company Owned GLA[2]	Number of Anchor Owned Locations	Anchor Owned GLA[3]

Lowe’s Home Improvement[1]	9	1,247,630	3	128,997	6	1,118,633
Wal-Mart	5	749,649	2	234,649	3	515,000
Target	3	341,640	—	—	3	341,640
Federated Department Stores	1	237,455	1	237,455	—	—
Publix	5	234,246	5	234,246	—	—
Home Depot	5	140,000	—	—	1	140,000
Circuit City	4	132,347	4	132,347	—	—
Dominick’s	2	131,613	2	131,613	—	—
Dick’s Sporting Goods	2	126,672	2	126,672	—	—
Marsh Supermarkets	2	124,902	2	124,902	—	—

Total	38	3,466,154	21	1,350,881	13	2,115,273

1

A ground lease with Lowe’s Home Improvement was entered into during the first quarter of 2006. An estimated 165,000 square feet is included in Anchor Owned GLA to account for this property. Also, a ground lease with Lowe’s Home Improvement was entered into during the second quarter of 2006. An estimated 163,000 square feet is included in Anchor Owned GLA to account for this property.

2	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

3	Includes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

          The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail and commercial properties based on minimum rents in place as of December 31, 2006:

TOP 25 TENANTS BY ANNUALIZED BASE RENT1, 2

Tenant	Type of Property	Number of Locations	Leased GLA/NRA[5]	% of Owned GLA/NRA of the Portfolio	Annualized Base Rent[1,2]	Annualized Base Rent per Sq. Ft.	% of Total Portfolio Annualized Base Rent

Lowe’s Home Improvement[4]	Retail	3	128,997	2.2%	$2,564,000	$5.67	3.7%
Circuit City	Retail	4	132,347	2.3%	1,930,190	14.58	2.8%
Publix	Retail	5	234,246	4.0%	1,837,588	7.84	2.7%
State of Indiana	Commercial	3	210,393	3.6%	1,663,733	7.91	2.4%
Marsh Supermarkets	Retail	2	124,902	2.1%	1,633,958	13.08	2.4%
Dominick’s	Retail	2	131,613	2.3%	1,411,728	10.73	2.0%
Bed Bath & Beyond	Retail	4	109,296	1.9%	1,356,866	12.41	2.0%
Dick’s Sporting Goods	Retail	2	126,672	2.2%	1,220,004	9.63	1.8%
Ross Stores	Retail	4	118,374	2.0%	1,210,785	10.23	1.7%
Eli Lilly[6]	Commercial	1	70,402	1.2%	1,161,633	16.50	1.7%
H-E-B	Retail	1	105,000	1.8%	1,155,000	11.00	1.7%
Office Depot	Retail	4	103,294	1.8%	1,058,351	10.25	1.5%
Walgreen’s	Retail	3	39,070	0.7%	1,031,023	26.39	1.5%
PetSmart	Retail	3	77,966	1.3%	975,998	12.52	1.4%
Wal-Mart	Retail	2	234,649	4.0%	930,927	3.97	1.3%
Kmart	Retail	1	110,875	1.9%	850,379	7.67	1.2%
UMDA[3]	Commercial	1	32,256	0.6%	844,402	26.18	1.2%
TJX Companies	Retail	3	88,550	1.5%	805,312	9.09	1.2%
Kerasotes[4]	Retail	2	43,050	0.7%	776,496	8.92	1.1%
A & P	Retail	1	58,732	1.0%	763,516	13.00	1.1%
Old Navy	Retail	3	64,868	1.1%	748,693	11.54	1.1%
OfficeMax	Retail	3	69,872	1.2%	733,970	10.50	1.1%
Shoe Pavilion	Retail	1	31,396	0.5%	722,108	23.00	1.0%
City Securities	Commercial	1	34,949	0.6%	694,900	19.88	1.0%
Indiana University Healthcare Associates[3]	Commercial	1	31,175	0.5%	622,201	19.96	0.9%

TOTAL			2,512,944	43.0%	$28,703,761	$9.97	41.5%

1	Annualized base rent represents the monthly contractual rent for December 2006 for each applicable tenant multiplied by 12.

2	Excludes tenants at development properties that are Build-to-Suits for sale.

3	Property held in unconsolidated joint venture. Annualized base rent is reflected at 100 percent.

4	Annualized Base Rent per Sq. Ft. is adjusted to account for the estimated square footage attributed to structures on land owned by us and ground leased to tenants.

5	Excludes the estimated size of the structures located on land owned by us and ground leased to tenants.

6	On December 1, 2006, we agreed to terminate our lease with Eli Lilly & Company for this space effective October 1, 2007.

Geographic Information

          The Company owns 49 operating retail properties, totaling approximately 5.2 million of owned square feet in nine states. As of December 31, 2006, the Company owned interests in four operating commercial properties, totaling approximately 563,000 square feet of net rentable area, and an associated parking garage. All of these commercial properties are located in the state of Indiana. The following table summarizes the Company’s operating properties by state as of December 31, 2006:

	Number of Operating Properties[1]	Owned GLA/NRA[2]	Percent of Owned GLA/NRA	Total Number of Leases	Annualized Base Rent[3]	Percent of Annualized Base Rent	Annualized Base Rent per Leased Sq. Ft.

Indiana	23	2,334,623	40.3%	233	$24,553,044	37.7%	$11.96
• Retail – Mall	1	579,189	10.0%	31	1,957,189	3.0%	4.58
• Retail	17	1,192,782	20.6%	183	15,248,893	23.4%	13.75
• Commercial	5	562,652	9.7%	19	7,346,962	11.3%	14.24
Florida	12	1,319,928	22.8%	170	13,585,589	20.8%	10.72
Texas	8	1,144,311	19.8%	97	13,954,233	21.4%	12.27
Illinois	2	231,788	4.0%	36	3,158,347	4.8%	14.29
New Jersey	1	115,088	2.0%	16	1,751,991	2.7%	16.10
Georgia	3	300,114	5.1%	57	3,936,549	6.0%	14.33
Washington	3	102,159	1.8%	24	1,709,269	2.6%	17.82
Ohio	1	236,230	4.1%	7	2,366,522	3.6%	10.02
Oregon	1	9,845	0.1%	7	271,609	0.4%	27.59

TOTAL	54	5,794,086	100.0%	647	$65,287,153	100.0%	$12.08

1	Excludes tenants at development properties which are Build-to-Suits for sale.

2

Owned GLA/NRA represents gross leasable area or net leasable area we own. It does not include 22 parcels or outlots we own and ground leased to tenants which contain 22 non-owned structures totaling approximately 314,619 square feet. It also excludes the square footage of Union Station Parking Garage.

3

Annualized Base Rent Revenue excludes $2,879,413 in annualized ground lease revenue attributable to parcels and outlots we own and ground leased to tenants. It also excludes approximately $500,000 in 2006 annualized minimum rent attributable to Union Station Parking Garage as well as the leases on properties classified as development properties.

Lease Expirations

          Approximately 7% of both total annualized base rent and total GLA/NRA expire in 2007. The following tables show scheduled lease expirations for retail and commercial tenants and development property tenants open for business and development property tenants open for business as of December 31, 2006, assuming none of the tenants exercise renewal options. The tables include tenants open for business at operating retail and commercial properties as of December 31, 2006.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO1

	Number of Expiring Leases [2]	Expiring GLA/NRA[3]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[4]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue

2007[5]	102	381,715	7.0%	$4,583,480	7.0%	$12.01	$800,000
2008	52	456,062	8.4%	3,596,710	5.5%	7.89	—
2009	82	255,326	4.7%	4,267,400	6.5%	16.71	—
2010	76	452,363	8.3%	5,654,536	8.6%	12.50	—
2011	85	643,034	11.8%	6,072,977	9.2%	9.44	—
2012	54	333,123	6.1%	4,812,094	7.3%	14.45	85,000
2013	28	212,744	3.9%	3,152,817	4.8%	14.82	—
2014	35	475,468	8.7%	5,441,800	8.3%	11.45	427,900
2015	41	512,817	9.4%	6,392,896	9.7%	12.47	251,500
2016	31	312,486	5.7%	4,284,714	6.5%	13.71	93,500
Beyond	43	1,407,773	25.9%	17,444,366	26.6%	12.39	2,031,513

TOTAL	629	5,442,911	100.0%	$65,703,790	100.0%	$12.07	$3,689,413

1	Excludes tenants at development properties that are Build-to-Suits for sale.

2

Lease expiration table reflects rents in place as of December 31, 2006, and does not include option periods; 2007 expirations include 27 month-to-month tenants. This column also excludes ground leases.

3	Expiring GLA excludes square footage attributable to non-owned structures on land we own and ground leased to tenants.

4	Annualized base rent represents the monthly contractual rent for December 2006 for each applicable tenant multiplied by 12. Excludes ground lease revenue.

5	On December 1, 2006, we agreed to terminate our lease with Eli Lilly & Company for 29,140 square feet effective December 31, 2006, and 70,402 square feet effective October 1, 2007.

LEASE EXPIRATION TABLE – RETAIL ANCHOR TENANTS1

	Number of Expiring Leases [2]	Expiring GLA[3]	% of Total GLA Expiring	Expiring Annualized Base Rent[4]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue

2007	8	131,258	2.4%	$880,066	1.3%	$6.70	$800,000
2008	3	342,049	6.3%	1,441,077	2.2%	4.21	—
2009	3	69,382	1.3%	669,318	1.0%	9.65	—
2010	12	295,189	5.4%	2,713,985	4.1%	9.19	—
2011	8	455,904	8.4%	2,499,684	3.8%	5.48	—
2012	6	150,399	2.8%	1,319,858	2.0%	8.78	—
2013	1	11,960	0.2%	161,460	0.3%	13.50	—
2014	10	271,018	5.0%	2,690,031	4.1%	9.93	—
2015	11	374,879	6.9%	3,614,475	5.5%	9.64	—
2016	7	220,312	4.1%	2,394,510	3.6%	10.87	—
Beyond	32	1,310,693	24.1%	15,185,841	23.1%	11.59	990,000

TOTAL	101	3,633,043	66.7%	$33,570,305	51.0%	$9.24	$1,790,000

1	Retail anchor tenants are defined as tenants that occupy 10,000 square feet or more. Excludes tenants at development properties that are Build-to-Suits for sale.

2

Lease expiration table reflects rents in place as of December 31, 2006, and does not include option periods; 2007 expirations includes one month-to-month tenants. This column also excludes ground leases.

3	Expiring GLA excludes square footage for non-owned ground lease structures on land we own and ground leased to tenants.

4	Annualized base rent represents the monthly contractual rent for December 2006 for each applicable property multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL SHOPS

	Number of Expiring Leases[1]	Expiring GLA[2]	% of Total GLA Expiring	Expiring Annualized Base Rent[3]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue

2007	89	175,100	3.2%	$2,464,171	3.8%	$14.07	$—
2008	48	106,048	2.0%	1,995,695	3.0%	18.82	—
2009	79	185,944	3.4%	3,598,082	5.5%	19.35	—
2010	63	148,296	2.7%	2,760,771	4.2%	18.62	—
2011	77	187,130	3.4%	3,573,293	5.4%	19.10	—
2012	46	145,672	2.7%	2,901,529	4.4%	19.92	85,000
2013	23	72,430	1.3%	1,397,543	2.1%	19.30	—
2014	23	54,501	1.0%	1,363,418	2.1%	25.02	427,900
2015	28	92,831	1.7%	2,049,894	3.1%	22.08	251,500
2016	24	92,174	1.7%	1,890,204	2.9%	20.51	93,500
Beyond	9	33,649	0.6%	791,923	1.2%	23.53	1,041,513

TOTAL	509	1,293,775	23.8%	$24,786,523	37.8%	$19.16	$1,899,413

1

Lease expiration table reflects rents in place as of December 31, 2006, and does not include option periods; 2007 expirations include 25 month-to-month tenants. This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage to non-owned structures on land we own and ground leased to tenants.

3	Annualized base rent represents the monthly contractual rent for December 2006 for each applicable property multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE – COMMERCIAL TENANTS

	Number of Expiring Leases[1]	Expiring NLA[2]	% of Total NRA Expiring	Expiring Annualized Base Rent[3]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.

2007[3]	5	75,357	1.4%	$1,239,243	1.9%	$16.45
2008	1	7,965	0.2%	159,938	0.2%	20.08
2009	—	—	0.0%	—	0.0%	—
2010	1	8,878	0.2%	179,780	0.3%	20.25
2011	—	—	0.0%	—	0.0%	—
2012	2	37,052	0.7%	590,708	0.9%	15.94
2013	4	128,354	2.4%	1,593,814	2.4%	12.42
2014	2	149,949	2.8%	1,388,350	2.1%	9.26
2015	2	45,107	0.8%	728,527	1.1%	16.15
2016	—	—	0.0%	—	0.0%	—
Beyond	2	63,431	1.2%	1,466,603	2.2%	23.12

TOTAL	19	516,093	9.5%	$7,346,962	11.2%	$14.24

1

Lease expiration table reflects rents in place as of December 31, 2006, and does not include option periods; 2007 expirations include one month-to-month tenant. This column also excludes ground leases.

2	Annualized base rent represents the monthly contractual rent for December 2006 for each applicable property multiplied by 12.

3	On December 1, 2006, we agreed to terminate our lease with Eli Lilly & Company for 29,140 square feet effective December 31, 2006, and 70,402 square feet effective October 1, 2007.

ITEM 3. LEGAL PROCEEDINGS

          We are a party to various legal proceedings, which arise in the ordinary course of business. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our consolidated financial position or consolidated results of operations.

ITEM 4. SUBMISSION OF MATTTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Market Information – Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “KRG”. On March 9, 2007, the last reported sales price of our common shares on the NYSE was $20.70.

          The following table sets forth, for the periods indicated, the high and low sales prices and the closing prices for the Company’s common shares:

	High	Low	Closing

Quarter Ended March 31, 2005	$15.65	$14.05	$14.40
Quarter Ended June 30, 2005	$15.50	$13.40	$15.00
Quarter Ended September 30, 2005	$16.52	$14.75	$14.92
Quarter Ended December 31, 2005	$16.26	$14.04	$15.47
Quarter Ended March 31, 2006	$16.15	$14.81	$15.95
Quarter Ended June 30, 2006	$15.88	$14.05	$15.59
Quarter Ended September 30, 2006	$17.10	$14.88	$17.04
Quarter Ended December 31, 2006	$19.70	$16.66	$18.62

          Holders – The number of registered holders of record of our common shares was 48 as of March 9, 2007. This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.

          Distributions – Our Board of Trustees declared the following cash distributions per share to our common shareholders for the periods indicated:

Quarter	Record Date	Distribution Per Share	Payment Date

1st 2005	April 5, 2005	$0.1875	April 19, 2005
2nd 2005	July 5, 2005	$0.1875	July 19, 2005
3rd 2005	October 3, 2005	$0.1875	October 18, 2005
4th 2005	January 6, 2006	$0.1875	January 17, 2006
1st 2006	April 6, 2006	$0.1875	April 18, 2006
2nd 2006	July 6, 2006	$0.1875	July 18, 2006
3rd 2006	October 5, 2006	$0.1950	October 17, 2006
4th 2006	January 5, 2007	$0.1950	January 16, 2007

          We intend to continue to pay regular quarterly distributions to our common shareholders. Future distributions will be declared and paid at the discretion of our Board of Trustees, and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Trustees deem relevant. We anticipate that for the foreseeable future, cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by us. Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. These distributions have the effect of deferring taxation until the sale of a shareholder’s common shares. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income. Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. For the taxable year ended December 31, 2006, approximately 45.0% of our distributions to shareholders constituted a return of capital, approximately 50.1% constituted taxable ordinary income dividends and approximately 4.9% constituted taxable capital gains.

          Under our revolving credit facility, we are permitted to make distributions to our shareholders not to exceed 95% of our Funds From Operations (“FFO”) provided that no event of default exists. See pages 59-60 for a discussion of FFO. If an event of default exists, we may only make distributions sufficient to maintain our REIT status. However, we may not make any distributions if any event of default resulting from nonpayment or bankruptcy exist, or if our obligations under the credit facility are accelerated.

          The Company did not repurchase any of its common shares or sell any unregistered securities during the period covered by this report.

          Performance Graph – Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate Securities and Exchange Commission filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

          The following graph compares the cumulative total shareholder return of our common shares for the period from August 11, 2004, the date that our common shares began trading on NYSE, to December 31, 2006, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period. The graph assumes that the value of the investment in our common shares and each index was $100 at August 11, 2004 and that all dividends were reinvested. The shareholder return shown on the graph below is not indicative of future performance.

COMPARISON OF 28 MONTH CUMULATIVE TOTAL RETURN*
Among Kite Realty Group Trust, The S & P 500 Index
And The NAREIT Equity Index

*	$100 invested on 8/11/04 in stock or on 7/31/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Index	8/11/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06

Kite Realty Group Trust	100.00	101.15	117.54	112.93	120.69	121.56	126.04	122.69	119.92	131.08	143.23
S & P 500	100.00	101.49	110.86	108.48	109.96	113.93	116.30	121.20	119.45	126.22	134.68
NAREIT All Equity REIT Index	100.00	107.87	124.30	115.53	132.23	137.30	139.42	159.97	157.42	172.01	188.30

ITEM 6. SELECTED FINANCIAL DATA

          The following tables set forth, on a historical basis, selected financial and operating information. The financial information has been derived from the consolidated balance sheets and statements of operations of the Company and the combined statements of operations of the Predecessor. This information should be read in conjunction with the audited consolidated financial statements of the Company and the Predecessor and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

	The Company			The Predecessor

	Year Ended December 31, 2006[1]	Year Ended December 31, 2005	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004	Year Ended December 31,

					2003	2002

	($ in thousands, except share and per share data)
Operating Data:
Revenues:
Rental related revenue	$90,481	$72,945	$19,755	$12,935	$11,056	$5,921
Construction and service fee revenue	41,447	26,420	9,334	5,257	14,852	22,445

Total revenue	131,928	99,365	29,089	18,192	25,908	28,366

Expenses:
Property operating	13,578	12,343	3,667	4,033	3,603	2,123
Real estate taxes	11,260	7,459	1,927	1,409	1,132	549
General and administrative	5,323	5,328	1,781	1,477	2,746	1,905
Cost of construction and services	35,901	21,823	8,787	4,405	11,536	19,509
Depreciation and amortization	29,666	21,791	7,661	3,270	2,405	835

Total expenses	95,728	68,744	23,823	14,594	21,422	24,921

Operating income	36,200	30,621	5,266	3,598	4,486	3,445
Interest expense	(21,470)	(18,089)	(4,449)	(4,557)	(3,809)	(2,206)
Loss on sale of asset	(764)	—	—	—	—	—
Loan prepayment penalties and expenses	—	—	(1,671)	—	—	—
Income tax expense of taxable REIT subsidiary	(966)	(1,042)	—	—	—	—
Minority interest (income) loss of unconsolidated subsidiaries	(117)	(1,267)	(126)	215	(233)	85
Equity in earnings of unconsolidated entities and other, net	286	253	134	164	273	1,318
Limited Partners’ interests in the continuing operations of the Operating Partnership	(2,989)	(3,331)	257	—	—	—

Income (loss) from continuing operations	10,180	7,145	(589)	(580)	717	2,642
Discontinued operations:
Operating income (loss) from discontinued operations, net of Limited Partners’ interests	—	766	257	388	720	(404)
Gain on sale of operating property, net of Limited Partners’ interests	—	5,525	—	—	—	—

Income from discontinued operations	—	6,291	257	388	720	(404)

Net income (loss)	$10,180	$13,436	$(332)	$(192)	$1,437	$2,238

Income (loss) per common share – basic:
Continuing operations	$0.35	$0.33	$(0.03)
Discontinued operations	—	0.30	0.01

	$0.35	$0.63	$(0.02)
Income (loss) per common share – diluted:
Continuing operations	$0.35	$0.33	$(0.03)
Discontinued operations	—	0.29	0.01

	$0.35	$0.62	$(0.02)

Weighted average Common Shares outstanding - basic	28,733,228	21,406,980	18,727,977

Weighted average Common Shares outstanding - diluted	28,903,114	21,520,061	18,727,977

Distributions declared per Common Share	$0.765	$0.75	$0.281

1

Significant changes in operations in fiscal year 2006 are primarily a result of the acquisition of three operating properties and the purchase of one property under construction during 2006, which subsequently became operational, as well as the transition of five development properties that became operational or partially operational during 2006. In addition, the fourth quarter 2005, we sold 100% of our interest in one of our properties and the results related to this property have been reflected as discontinued operations for fiscal years ended December 31, 2005, 2004, 2003 and 2002. Also, our weighted average basic and diluted share count increased significantly in 2006 compared to 2005 and 2004, primarily as the result of a follow-on equity offering we completed in the fourth quarter 2005.

	The Company Year Ended December 31			The Predecessor Year Ended December 31

	2006	2005	2004	2003	2002

Balance Sheet Data:
Investment properties, net	$892,625	$738,734	$521,078	$149,346	$54,022
Cash and cash equivalents	23,953	15,209	10,103	2,189	3,493
Total assets	983,161	799,230	563,544	171,336	71,388
Mortgage and other indebtedness	566,976	375,246	283,479	141,498	58,711
Total liabilities	634,435	436,106	336,922	165,778	70,954
Limited partners’ interests in the operating partnership	78,812	84,245	68,423	—	—
Shareholders’ equity	269,914	278,879	158,199	5,558	434
Total liabilities and shareholders’ equity	983,161	799,230	563,544	171,336	71,388

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the accompanying historical financial statements and related notes thereto and the “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K. In this discussion, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” mean Kite Realty Group Trust and its subsidiaries.

Overview

          We are a full-service, vertically integrated real estate company engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected growth markets in the United States. We also provide real estate facility management, construction, development and other advisory services to third parties.

          Kite Realty Group Trust commenced operations on August 16, 2004. Prior to that date, the entities that owned the properties and service companies we acquired as part of our formation transactions were under the common control of Al Kite, John Kite and Paul Kite (the “Principals”). For the purpose of comparing our operating performance and cash flow results to the same periods of the prior year, we have combined the Company’s results for the period from August 16, 2004 through December 31, 2004 with the Predecessor’s results for the period from January 1, 2004 through August 15, 2004.

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

          We intend to continue to focus on pursuing targeted development and acquisitions of neighborhood and community shopping centers. We expect to incur additional debt in connection with any future development or acquisitions of real estate.

          As of December 31, 2006, we owned interests in a portfolio of 49 operating retail properties totaling approximately 7.6 million square feet of gross leasable area (including non-owned anchor space) and 11 entities in our development pipeline in which the Company has an interest. As of December 31, 2006, we also owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area and an associated parking garage.

          In addition to our current development pipeline, we have a significant “visible shadow” development pipeline which includes land parcels are in the final stages of preparation for construction to commence. As of December 31, 2006, this visible shadow pipeline consisted of three projects that are expected to contain approximately 1.2 million square feet of gross leasable area.

          Finally, as of December 31, 2006, we also owned interests in land parcels comprising approximately 115 acres for which predevelopment activities are underway for the expansion or development of new retail. These land parcels are classified as “Land held for development” in the balance sheet in the accompanying Consolidated Financial Statements.

Summary of Critical Accounting Policies and Estimates

          The Company’s significant accounting policies are more fully described in Note 2 of the accompanying Consolidated Financial Statements. As disclosed in Note 2, the preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.

Purchase Price Allocation

          The purchase price of operating properties is allocated to tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). In making estimates of fair values for the purpose of allocating purchase price, a number of sources are utilized. We also consider information about each property obtained as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of tangible and intangible assets acquired.

          A portion of the purchase price is allocated to tangible assets, including:

•	the fair value of the building on an as-if-vacant basis and to land determined by real estate tax assessments, independent appraisals, or other relevant data.

•

above-market and below-market in-place lease values for acquired properties are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases. The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the lease intangibles would be charged or credited to income; and

•

the value of leases acquired. We utilize independent sources for our estimates to determine the respective in-place lease values. Our estimates of value are made using methods similar to those used by independent appraisers. Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

          We also consider whether a portion of the purchase price should be allocated to in-place leases that have a related customer relationship intangible value. Characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, among other factors. To date, a tenant relationship has not been developed that is considered to have a current intangible value.

Capitalization of Certain Pre-Development and Development Costs

          We incur costs prior to land acquisition and for certain land held for development, including acquisition contract deposits as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in construction in progress in the accompanying consolidated balance sheets. If we determine that the development of a property is no longer probable, any pre-development costs previously incurred are immediately expensed.

          We also capitalize costs such as construction, interest, real estate taxes, salaries and related costs of personnel directly involved with the development of our properties. As a portion of the development property becomes operational, we expense appropriate costs on a pro rata basis.

Impairment of Investment Properties

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

          Our properties generally have operations and cash flows that can be clearly distinguished from the rest of our activities. In accordance with SFAS No. 144, the operations reported in discontinued operations include those operating properties that were sold or were considered held-for-sale and for which operations and cash flows can be clearly distinguished. The operations from these properties are eliminated from ongoing operations, and we will not have a continuing involvement after disposition. Prior periods have been restated to reflect the operations of these properties as discontinued operations.

Results of Operations

Acquisition and Development Activities

          The comparability of results of operations is significantly affected by our development and acquisition activities and the effects of the IPO and related formation transactions. At December 31, 2006, we owned interests in 54 operating properties (consisting of 49 retail properties, four commercial operating properties and an associated parking garage) and had 11 properties under development. Of the 65 total properties held at December 31, 2006, two operating properties were owned through joint ventures and accounted for under the equity method.

          We acquired and placed in service the following operating properties during the year ended December 31, 2006:

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)	Financing Method

Courthouse Shadows	Naples, FL	July 6, 2006	$19.8	Debt
Pine Ridge Crossing	Naples, FL	July 6, 2006	22.6	Debt
Riverchase	Naples, FL	July 6, 2006	15.5	Debt

          In addition, on April 3, 2006, we purchased Kedron Village, a 282,124 square foot neighborhood shopping center in Peachtree City, Georgia (a suburb of Atlanta), for a total purchase price of approximately $34.9 million, net of purchase price adjustments, including tenant improvement and leasing commission credits, of $2.0 million, which was financed through variable rate debt. When purchased, Kedron Village was under construction. The property became partially operational in the third quarter of 2006 and became fully operational during the fourth quarter of 2006.

          In addition, the following development properties became operational or partially operational during the year ended December 31, 2006:

Property Name[2]	MSA	Economic Occupancy Date[3]	Owned GLA

Eagle Creek Lowe’s	Naples, FL	February 2006	N/A	(1)
Estero Town Commons	Naples, FL	April 2006	25,600
Beacon Hill	Crown Point, IN	June 2006	57,200
Naperville Marketplace	Chicago, IL	August 2006	99,600
Zionsville Place	Zionsville, IN	August 2006	12,400

1	Property is ground leased to a single tenant.

2

In addition, Phase II of our Stoney Creek Commons shopping center became partially operational during July 2006. The addition to this property consists of approximately 49,300 square feet of owned GLA.

3	Represents the date in which we starting receiving rental payments under tenant leases or ground leases at the property.

          At December 31, 2005, we owned interests in 45 operating properties (consisting of 40 retail properties, four commercial operating properties and an associated parking garage) and had 14 properties under development. Of the 59 total properties held at December 31, 2005, two operating properties were owned through joint ventures and accounted for under the equity method.

          We acquired and placed in service the following operating properties during the year ended December 31, 2005:

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)	Financing Method

Fox Lake Crossing	Fox Lake, IL	February 7, 2005	$15.5	Debt
Plaza Volente	Austin, TX	May 16, 2005	35.9	Debt
Indian River Square	Vero Beach, FL	May 16, 2005	16.5	Debt
Bolton Plaza	Jacksonville, FL	November 1, 2005	14.0	Offering Proceeds
Market Street Village	Hurst, TX	November 17, 2005	29.0	Debt

          In addition, the following development properties became operational or partially operational during the year ended December 31, 2005:

Property Name	MSA	Economic Occupancy Date[2]	Owned GLA

Weston Park Phase I	Indianapolis, IN	March 2005	N/A	(1)
Greyhound Commons	Indianapolis, IN	March 2005	N/A	(1)
Geist Pavilion	Indianapolis, IN	March 2005	64,114
Martinsville Shops	Martinsville, IN	June 2005	10,986
Red Bank Commons	Evansville, IN	June 2005	34,308
Traders Point II	Indianapolis, IN	June 2005	46,600

1	Property consists of ground leases only, no owned GLA. As of December 31, 2006, Weston Park Phase I had two of three outlots leased and Greyhound Commons had two of four outlots leased.

2	Represents the date in which we starting receiving rental payments under tenant leases or ground leases at the property.

          In December 2005, we sold 100% of our interest in Mid-America Clinical Labs. The results related to this property have been reflected as discontinued operations for fiscal years ended December 31, 2005 and 2004.

          At December 31, 2004, we owned interests in 36 operating properties (consisting of 30 retail properties, five commercial properties and an associated parking garage) and had nine properties under development. Of the 45 total properties held at December 31, 2004, two operating properties were owned through joint ventures and were accounted for under the equity method.

          We acquired and placed in service the following operating properties during the year ended December 31, 2004:

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)	Financing Method

Silver Glen Crossings	Chicago, IL	April 1, 2004	$23.4	Debt
Cedar Hill Village	Dallas, TX	June 28, 2004	6.8	Debt
Galleria Plaza	Dallas, TX	June 29, 2004	6.2	Debt
Wal-Mart Plaza[2]	Gainesville, FL	July 1, 2004	8.5	Debt
Eagle Creek Lowe’s	Naples, FL	July 7, 2004	1.1	Debt
Fishers Station[1]	Indianapolis, IN	July 23, 2004	2.1	Debt
Hamilton Crossing	Indianapolis, IN	August 19, 2004	15.5	IPO Proceeds
Waterford Lakes	Orlando, FL	August 20, 2004	9.1	IPO Proceeds
Publix at Acworth	Atlanta, GA	August 20, 2004	9.2	IPO Proceeds
Plaza at Cedar Hill	Dallas, TX	August 31, 2004	38.6	IPO Proceeds
Sunland Towne Centre	El Paso, TX	September 16, 2004	32.1	Debt
Centre at Panola	Atlanta, GA	September 30, 2004	9.4	Debt
Marsh Supermarket	Indianapolis, IN	November 24, 2004	5.0	Debt
Eastgate Pavilion	Cincinnati, OH	December 1, 2004	27.6	Debt
Four Corner Square	Seattle, WA	December 20, 2004	10.5	Debt

1

This property is owned through a joint venture with a third party. We are the primary beneficiary and, therefore, this property is consolidated in the accompanying statements of operations. The joint venture partner is entitled to an annual preferred payment of $96,000. All remaining cash flow is distributed to us.

2	In July 2006, we acquired the remaining 15% economic interest from our joint venture partner for $3.9 million and assumed management responsibilities for the property.

          In addition, the following development properties became operational or partially operational during the year ended December 31, 2004:

Property Name	MSA	Economic Occupancy Date[2]	Owned GLA

Boulevard Crossing	Kokomo, IN	February 2004	123,696
Circuit City Plaza	Ft. Lauderdale, FL	March 2004	45,906
50th & 12th	Seattle, WA	August 2004	14,500
176th & Meridian	Seattle, WA	August 2004	14,560
Traders Point	Indianapolis, IN	October 2004	279,558
Cool Creek Commons	Indianapolis, IN	October 2004	120,678
Shops at Otty	Portland, OR	November 2004	9,845
Indiana State Motor Pool	Indianapolis, IN	November 2004	115,000	(1)

1	This is a commercial property.

2	Represents the date in which we starting receiving rental payments under tenant leases or ground leases at the property.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

          The following table reflects key line items from our consolidated statements of operations for the years ended December 31, 2006 and 2005:

	The Company Year Ended December 31
			Increase (Decrease) 2006 to 2005
	2006	2005

Revenue:
Rental income (including tenant reimbursements)	$83,777,870	$66,936,189	$16,841,681
Other property related revenue	6,358,086	5,793,443	564,643
Construction and service fee revenue	41,447,364	26,419,801	15,027,563
Other income, net	344,537	215,422	129,115
Expenses:
Property operating expense	13,577,791	12,343,345	1,234,446
Real estate taxes	11,259,794	7,458,563	3,801,231
Cost of construction and services	35,901,364	21,823,278	14,078,086
General, administrative, and other	5,322,594	5,327,735	(5,141)
Depreciation and amortization	29,666,378	21,791,136	7,875,242

Operating income	36,199,936	30,620,798	5,579,138
Add:
Equity in earnings of unconsolidated entities	286,452	252,511	33,941
Deduct:
Interest expense	21,470,363	18,089,421	3,380,942
Loss on sale of asset	764,008	—	764,008
Income tax expense of taxable REIT subsidiary	965,532	1,041,463	(75,931)
Minority interest in income of consolidated subsidiaries	117,469	1,267,122	(1,149,653)
Limited Partners’ interests in the continuing operations of the Operating Partnership	2,989,366	3,330,432	(341,066)

Income from continuing operations	10,179,650	7,144,871	3,034,779
Income from discontinued operations, net of Limited Partners’ interests	—	6,290,969	(6,290,969)

Net income	$10,179,650	$13,435,840	$(3,256,190)

          Rental income (including tenant reimbursements) increased approximately $16.8 million, or 25%, due to the following:

Increase 2006 to 2005

Properties acquired during 2005 or 2006	$11,085,641
Development properties that became operational or partially operational in 2005 or 2006	4,662,805
Properties fully operational during 2005 and 2006 & other	1,093,235

Total	$16,841,681

          Excluding the increase due to the acquisition and transitioned development properties, the net $1.1 million increase in rental income was primarily related to the following:

•	$0.8 million of increased rental income at two of our properties due to the retenanting of a bankrupt tenant’s spaces during 2006. These spaces were vacant during most of 2005;

•	$0.7 million due to recoveries from tenants of increased tax assessments at our properties; and

•	$0.4 million due to the write off of intangible lease obligations related to our lease with Winn-Dixie at Shops at Eagle Creek, which was terminated in 2006.

          These increases were partially offset by the following:

•	$0.3 million decrease at one of our properties due to expiring leases that had lease intangibles amortized through 2005 and a decrease in tenant reimbursements at that property as the tenants vacated;

•	$0.2 million decrease related to the loss of Winn-Dixie rent at Shops at Eagle Creek;

•	$0.1 million decrease from the write off of intangible lease obligations in connection with a lease termination in 2005; and

•	$0.1 million decrease at Glendale Mall due to activities surrounding the redevelopment of that property.

          Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $0.6 million, or 10% primarily as a result of an increase of $1.0 million in lease termination fees at four of our properties, an increase in overage rent of $0.2 million at five of our properties, and an increase of $0.1 million of insurance proceeds during fiscal year 2006. These increases were partially offset by a decrease of $0.8 million due to lower gains on land sales and land development rights fees in fiscal year 2006 compared to fiscal year 2005.

          Construction revenue and service fees increased approximately $15.0 million, or 57%. This increase is primarily due to an increase in construction contracts with third party customers and proceeds from the sale of a build-to-suit asset at Bridgewater Marketplace of $5.3 million. In 2005, revenue from the sale of the Walgreens at Cornelius was $5.7 million.

          Other income, net increased approximately $0.1 million, or 60% due to interest income on a deposit related to the acquisition of Market Street Village.

          Property operating expenses increased approximately $1.2 million, or 10% due to the following:

Increase (Decrease) 2006 to 2005

Properties acquired during 2005 or 2006	$1,891,788
Development properties that became operational or partially operational in 2005 or 2006	673,372
Properties fully operational during 2005 and 2006 & other	(1,330,714)

Total	$1,234,446

          Excluding the increase due to the acquisition and transitioned development properties, the net $1.3 million decrease in property operating expenses was primarily due to the following:

•	A net decrease of $0.6 million in bad debt expenses at two of our properties primarily due to the write-off of bad debts of a bankrupt tenant in 2005; and

•	A net decrease of $0.6 million at Glendale Mall reflecting, lower occupancy levels.

          Real estate taxes increased approximately $3.8 million, or 51%, due to the following:

Increase 2006 to 2005

Properties acquired during 2005 or 2006	$1,770,395
Development properties that became operational or partially operational in 2005 or 2006	954,719
Properties fully operational during 2005 and 2006	1,076,117

Total	$3,801,231

          Excluding the increase due to the acquisition and transitioned development properties, the net $1.1 million increase in real estate taxes was primarily due to property reassessments, which are mostly recoverable from tenants.

          Cost of construction and services increased approximately $14.1 million or 65%. This increase was primarily due to an increase in construction contracts as well as $3.8 million of costs associated with the sale of a build-to-suit asset at Bridgewater Marketplace. These increases were partially offset by costs of $4.4 million associated with the 2005 sale of the Walgreens at Cornelius.

          Depreciation and amortization expense increased approximately $7.9 million, or 36%, due to the following:

Increase 2006 to 2005

Properties acquired during 2005 or 2006	$4,929,098
Development properties that became operational or partially operational in 2005 or 2006	1,797,725
Properties fully operational during 2005 and 2006 & other	1,148,419

Total	$7,875,242

          Excluding the increase due to the acquisition and transitioned development properties, the net $1.1 million increase in depreciation and amortization expense was primarily due to tenant costs written off during fiscal year 2006 at our Glendale Mall property.

          Interest expense increased approximately $3.4 million, or 19%, due to the following:

Increase (Decrease) 2006 to 2005

Properties acquired during 2005 or 2006	$3,406,191
Development properties that became operational or partially operational in 2005 or 2006	1,385,255
Properties fully operational during 2005 and 2006 & other	(1,410,504)

Total	$3,380,942

           Excluding the increase due to the acquisition and transitioned development properties, the net $1.4 million decrease in interest expense was primarily due to a $2.3 million reduction in interest expense attributable to the repayment of indebtedness from proceeds from our follow-on equity offering in October 2005, and was partially offset by a $1.0 million increase as a result of permanent loan financing during the second quarter of 2006 at Sunland Towne Center.

          Loss on sale of asset was $0.8 million in 2006. In June 2006, we terminated our lease with Marsh Supermarkets and sold the store at our Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $0.5 million after tax). The total proceeds from these transactions of $14 million included a $2.5 million note from Marsh with monthly installments payable through June 30, 2008, and $2.5 million of cash received from the termination of the Company’s lease with Marsh. All monthly payments on the note have been made as scheduled through March 2007. The note is guaranteed by the parent company of Marsh Supermarkets and was assumed by Sun Capital Partners, Inc. upon its acquisition of Marsh. Payments on this note are current. Marsh Supermarkets at Naperville Marketplace was owned by our taxable REIT subsidiary. The net proceeds from this sale were used to pay off related indebtedness of approximately $11.6 million. We continue to develop the remainder of the Naperville Marketplace development property.

          Minority interest income of consolidated subsidiaries decreased approximately $1.1 million, or 91%. This decrease was primarily due to $1.0 million of gains on land sales in 2005 attributable to our joint venture partner.

          Income from discontinued operations, net of Limited Partners’ interests decreased $6.3 million, or 100%. In December 2005, we sold Mid-America Clinical Labs and, accordingly, have reclassified prior periods to reflect the activity of this property as discontinued operations. The amount of operating income for this property in fiscal year 2005 was approximately $0.8 million, net of Limited Partners’ interests and the gain on sale of the property, net of Limited Partners’ interests, was approximately $5.5 million.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

          The following table reflects key line items from our consolidated and combined statements of operations for the years ended December 31, 2005 and 2004:

	The Company	Combined The Company and The Predecessor

	Year Ended December 31,		Increase (Decrease) 2005 to 2004

	2005	2004

Revenue:
Rental income (including tenant reimbursements)	$66,936,189	$29,088,083	$37,848,106
Other property related revenue	5,793,443	3,460,759	2,332,684
Construction and service fee revenue	26,419,801	14,591,069	11,828,732
Other income, net	215,422	141,265	74,157
Expenses:
Property operating expense	12,343,345	7,699,816	4,643,529
Real estate taxes	7,458,563	3,336,110	4,122,453
Cost of construction and services	21,823,278	13,192,159	8,631,119
General, administrative, and other	5,327,735	3,257,691	2,070,044
Depreciation and amortization	21,791,136	10,931,639	10,859,497

Operating income	30,620,798	8,863,761	21,757,037
Add:
Equity in earnings of unconsolidated entities	252,511	297,901	(45,390)
Deduct:
Interest expense	18,089,421	9,006,169	9,083,252
Loan prepayment penalties and expenses	—	1,671,449	(1,671,449)
Income tax expense of taxable REIT subsidiary	1,041,463	—	1,041,463
Minority interest in (income) loss of consolidated subsidiaries	1,267,122	(89,087)	1,356,209
Limited Partners’ interests in the continuing operations of the Operating Partnership	3,330,432	(257,246)	3,587,678

Income (loss) from continuing operations	7,144,871	(1,169,623)	8,314,494
Income from discontinued operations, net of Limited Partners’ interests	6,290,969	644,921	5,646,048

Net income (loss)	$13,435,840	$(524,702)	$13,960,542

Revenues:

Rental income (including tenant reimbursements) increased $37.8 million, or 130% due to the following:

Increase 2005 to 2004

Properties acquired during 2004 or 2005	$23,329,871
Development properties that became operational or partially operational in 2004 or 2005	10,486,962
Properties fully operational during 2004 and 2005 & other	4,031,273

Total	$37,848,106

          Excluding the increase due to the acquisition and transitioned development properties, the net $4.0 million increase in rental income was primarily due to the following:

•	$3.0 million was attributable to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions;

•	$0.4 million was attributable to properties operating for all of 2005 and 2004;

•	$0.4 million was due to the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease; and

•	$0.3 million was due to the consolidation of Glendale Mall as of March 31, 2004,

          Other property related revenue primarily consists of parking revenues, lease settlement income and gains on land sales before income taxes and minority interests. This category increased $2.3 million, or 67%. This increase was attributable to incremental 2005 gains on the sale of land parcels and related development rights of approximately $2.5 million and lease termination and other revenue of $0.1 million, partially offset by a reduction of approximately $0.4 million due to the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease.

          Construction revenue and service fees increased $11.8 million, or 81%. Approximately $5.6 million of the increase reflects proceeds from the sale of a Walgreens as part of our merchant building activity, approximately $5.6 of the increase was due to increases in construction contracts and approximately $1.3 million represents an increase in fee income for various ancillary services. This increase was partially offset by a decline in advisory fees of approximately $0.7 million.

          Expenses:

          Property operating expenses increased $4.6 million, or 60% due to the following.

Increase 2005 to 2004

Properties acquired during 2004 or 2005	$3,098,217
Development properties that became operational or partially operational in 2004 or 2005	978,455
Properties fully operational during 2004 and 2005 & other	566,857

Total	$4,643,529

          Excluding the increase due to the acquisition and transitioned development properties, the net $0.6 million increase in property operating expense was primarily due to the following:

•	$0.4 million increase from the consolidation of the Glendale Mall property as of March 31, 2004; and

•	$0.2 million increase due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions.

          These increases were partially offset by a decrease of approximately $0.2 million due to the conversion of the contractual arrangement at the Union Station Parking Garage from a daily fee arrangement to a net lease.

          Real estate taxes increased $4.1 million, or 124% due to the following:

Increase 2005 to 2004

Properties acquired during 2004 or 2005	$3,152,704
Development properties that became operational or partially operational in 2004 or 2005	892,967
Properties fully operational during 2004 and 2005 & other	76,782

Total	$4,122,453

          Excluding the increase due to the acquisition and transitioned development properties, the net $0.1 million increase in real estate tax expense was primarily due to the following:

•	$0.3 million increase from the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions; and

•	approximately $0.1 million was attributable to properties operating for all of 2005 and 2004.

          These increases were partially offset by a decrease of approximately $0.4 million at Glendale Mall from a successful property tax appeal at this property.

          Cost of construction and services increased $8.6 million, or 65%. Approximately $4.1 million of this increase was attributable to costs associated with the sale of a Walgreens as part of our merchant building activity. The remaining increase of approximately $4.5 million was largely due to an increase in construction contracts with third-party customers.

          General, administrative and other expense increased $2.1 million, or 64%. Approximately $1.5 million of this increase is attributable to incremental costs of operating as a public company and approximately $0.6 million is attributable to the growth in our company, resulting in increased salaries, benefits and related costs.

          Depreciation and amortization increased $10.9 million or 99% due to the following:

Increase 2005 to 2004

Properties acquired during 2004 or 2005	$7,550,412
Development properties that became operational or partially operational in 2004 or 2005	2,247,946
Properties fully operational during 2004 and 2005 & other	1,061,139

Total	$10,859,497

          Excluding the increase due to the acquisition and transitioned development properties, the net $1.1 million increase in depreciation and amortization expense was primarily due to the following:

•

$0.9 million increase from the consolidation of properties following our acquisition of the joint venture and minority partners’ interests in connection with our IPO and related formation transactions; and

•	$0.1 million was attributable to properties that were operating for all of 2005 and 2004.

          Interest expense increased $9.1 million, or 101% due to the following:

Increase (Decrease) 2005 to 2004

Properties acquired during 2004 or 2005	$3,037,431
Development properties that became operational or partially operational in 2004 or 2005	4,634,078
Properties fully operational during 2004 and 2005 & other	1,411,743

Total	$9,083,252

          Excluding the increase due to the acquisition and transitioned development properties, the net $1.4 million increase was due to the following:

•	approximately $3.9 million was due to increased borrowings on our line of credit used primarily to finance property acquisition activities;

•

approximately $1.1 million was due to the consolidation of properties following our acquisition of the joint venture partners’ interests in connection with our IPO and related formation transactions; and

•	approximately $0.2 million was due to the consolidation of the Glendale Mall property as of March 31, 2004.

          These increases were partially offset by a reduction of interest expense of approximately $3.9 million from the payoff of indebtedness in connection with our IPO and 2005 Offering.

          Loan prepayment penalties and related expenses of approximately $1.7 million were incurred in 2004 in connection with our IPO and related formation transactions.

          Minority interest was income of approximately $1.3 million in 2005 and a loss of approximately $0.1 million in 2004. The 2005 income is largely attributable to our third party partners’ share of gains on the sale of land parcels and development fees. The 2004 loss is attributable to certain minority interests acquired in connection with our 2004 IPO and related formation transactions. These interests recognized a loss of $0.1 million in 2004 prior to the date of our IPO and were consolidated from the date of their acquisition.

          Income from discontinued operations, net of Limited Partners’ interests increased $5.6 million, or 875%. In December 2005, we sold Mid-America Clinical Labs and, accordingly, have reclassified prior periods to reflect the activity of this property as discontinued operations. The amount of operating income for this property in fiscal year 2005 was approximately $0.8 million, net of Limited Partners’ interests and the gain on sale of the property, net of Limited Partners’ interests, was approximately $5.5 million. The amount of operating income for this property in fiscal year 2004 was approximately $0.6 million.

Liquidity and Capital Resources

          As of December 31, 2006, we had cash and cash equivalents on hand of $24 million.

          As of December 31, 2006, our borrowing base under the then-existing secured revolving credit facility was approximately $133.3 million, of which approximately $21.7 million was available for additional borrowings. As of December 31, 2006, there were 28 properties available to be added to the borrowing base (upon completion of the lender’s due diligence process) as additional funds were required for potential additional borrowing capacity in excess of $150 million. Borrowings under this credit facility bore interest at a floating interest rate of LIBOR plus 135 to 160 basis points, depending on our leverage ratio.

          Our ability to borrow under the secured credit facility was subject to our ongoing compliance with a number of financial and other covenants, including with respect to our amount of leverage, minimum interest and fixed charge coverage ratios, our minimum tangible net worth, the collateral pool properties generating sufficient net operating income to maintain a certain fixed charge ratio and minimum aggregate occupancy rate. As of December 31, 2006, we were in compliance with all of the financial covenants under the secured credit facility.

          On February 20, 2007, we entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (“unsecured facility”). The unsecured facility has a maturity date of February 19, 2011, with a one-year extension option. Initial proceeds of $118.1 million were drawn from this unsecured facility to repay the principal amount outstanding under our then-existing secured revolving credit facility and retire the secured revolving credit facility. Borrowings under the new unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on our leverage. The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount. The amount that we may borrow under the unsecured facility is based on the value of properties in the unencumbered property pool. Subject to certain conditions, including the prior consent of the lenders, we have the option to increase our borrowings under the unsecured facility to a maximum of $400 million. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

          Our ability to borrow under the unsecured facility is subject to our ongoing compliance with a number of financial and other covenants, including with respect to our amount of leverage, minimum interest and fixed charge coverage ratios, our minimum tangible net worth, the collateral pool properties generating sufficient net operating income to maintain a certain fixed charge ratio and a minimum aggregate occupancy rate. Under the terms of the credit facility, we are permitted to make distributions to our shareholders of up to 95% of our funds from operations provided that no event of default exists. If an event of default exists, we may only make distributions sufficient to maintain our REIT status. However, we may not make any distributions if an event of default resulting from nonpayment of bankruptcy exists, or if our obligations under the credit facility are accelerated.

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

          The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the year ended December 31, 2006, we incurred approximately $0.5 million of costs for recurring capital expenditures on operating properties and $2.0 million of costs for tenant improvements and external leasing commissions. Approximately $1.2 million of our tenant improvements and external leasing commissions was related to replacement tenants for Ultimate Electronics at two of our properties.

          In 2005, Winn-Dixie filed a petition for Chapter 11 bankruptcy protection to reorganize its business operations. In the second quarter of 2006, Winn-Dixie vacated the space at Shops at Eagle Creek and we acquired its lease with us in a bankruptcy auction at a cost of $1.35 million, excluding common area maintenance and tax obligations of $0.4 million that were adjusted from the payment. Winn-Dixie continues to occupy the space at Waterford Lakes and has paid rent through March 2007.

          We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the unsecured credit facility.

          Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties and payment of indebtedness at maturity. As of December 31, 2006, we had 11 development projects underway. The total estimated cost, including our share and our joint venture partners’ share, for these properties is approximately $201.1 million, of which approximately $119.1 million had been incurred as of December 31, 2006. Our share of the total estimated cost is approximately $134.0 million, of which we have incurred approximately $81.9 million as of December 31, 2006. In addition to our current development pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are in the final stages of preparation for construction to commence. As of December 31, 2006, this visible shadow pipeline consisted of three projects that are expected to contain approximately 1.2 million square feet at a total estimated project cost of approximately $244 million, of which our share is $128.2 million. However, upon the commencement of construction of the Parkside Town Commons property, our interest will be reduced from 40% to 20% and our total share of the visible shadow pipeline estimated project cost will be reduced to approximately $104.6 million.

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

          In September 2006, we announced an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The Venture provides us the ability to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. It is expected that equity capital contributions of up to $500 million will be made to the Venture for qualifying projects. We expect contributions would be made on a project-by-project basis with PREI contributing 80% and us contributing the remaining 20% of the equity required. We anticipate equity contributions will be required near the time of development stabilization or at the time a property acquisition is identified in the future.

          We have filed a registration statement with the Securities and Exchange Commission allowing us to offer, from time to time, common shares or preferred shares for an aggregate initial public offering price of up to $500 million. In October 2005, we issued 9.4 million common shares under this registration statement for gross offering proceeds of approximately $141.1 million.

          We are currently pursuing the redevelopment of our Glendale Mall property in Indianapolis, Indiana. As of December 31, 2006, Glendale Mall was our largest property on a square footage basis with an annualized base rent of approximately $2.1 million, representing approximately 3.5% of our total annualized base rent. We anticipate that our redevelopment will include demolishing the enclosed mall between the two anchor buildings, selling a portion of the property to a new anchor tenant, and constructing new small shop buildings on the property. Approximately 54 leases were terminated with tenants of the portions of the mall to be demolished. We anticipate that tenant buyouts and relocation costs will be approximately $1 million. Macy’s, Kerasotes Theatres, Staples, and the Indianapolis-Marion County Public Library will continue operating and paying rent during the redevelopment. Based on current redevelopment plans, we expect our net investment to be approximately $15 million, after any proceeds from tax increment financing and other sources.

          See Item 7A.for a discussion of the impact of inflation on the Company.

Cash Flows

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

          Cash provided by operating activities was $30.4 million for the year ended December 31, 2006, an increase of $6.9 million from 2005. The increase resulted largely from the addition of nine fully operational or partially operational properties and was partially offset by cash used through changes in deferred costs and other assets of $9.3 million.

          Cash used in our investing activities totaled $220.1 million in 2006, an increase of $14.1 million from 2005. The increase largely resulted from a decrease in net proceeds from the sale of operating properties of $9.7 million between years. During 2006, we acquired three operating properties, one property under development which subsequently became operational, the outside partner’s interest in a consolidated property, and various development land parcels and operating capital expenditures for a total net purchase price of $229.0 million while during 2005 we acquired five properties and various land parcels and operating capital expenditures for a total net purchase price of approximately $228.9 million.

          Cash provided by financing activities totaled $198.4 million during 2006, an increase of $10.8 million from 2005. Loan proceeds (net of transaction costs) increased $179.8 million between years and loan payments increased $29.5 million between years. Net loan proceeds were primarily used to finance acquisition and development activity. In addition, during 2005, we had a follow-on offering of common shares, raising $133.2 million after offering costs. Primarily as a result of the follow-on offering, our distributions to shareholders increased $5.8 million.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

          Cash provided by operating activities was $23.5 million for the year ended December 31, 2005, an increase of $10.6 million from 2004. The increase resulted largely from the addition of 11 operating properties subsequent to our IPO and was partially offset by cash used through changes in deferred costs and other assets of $5.5 million, tenant receivables of $2.7 million, and accounts payables and accrued expenses of $2.0 million.

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

Off-Balance Sheet Arrangements

          We do not currently have any off-balance sheet arrangements, other than operating leases, certain unconsolidated joint venture arrangements (including our joint venture with PREI), and letters of credit, that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

          Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property and has limited recourse to us. As of December 31, 2006, our share of unconsolidated joint venture indebtedness was $22.8 million.

Contractual Obligations1

          The following table summarizes our contractual obligations to third parties, excluding interest, as of December 31, 2006:

	Construction Contracts	Tenant Improvements	Operating Leases	Consolidated Long-term Debt	Pro rata Share of Joint Venture Debt	Employment Contracts(2)	Total

2007	$92,510,912	$1,664,149	$904,050	$161,882,143	$14,583,369	$1,642,813	$273,187,436
2008	—	—	918,300	57,159,940	217,800	—	58,296,040
2009	—	—	920,800	40,800,075	2,211,916	—	43,932,791
2010	—	—	920,800	3,030,222	96,813	—	4,047,835
2011	—	—	920,800	22,838,733	103,335	—	23,862,868
Thereafter	—	—	12,362,320	278,994,523	5,540,500	—	296,897,343
Unamortized Debt Premiums	—	—	—	2,270,344	—	—	2,270,344

Total	$92,510,912	$1,664,149	$16,947,070	$566,975,980	$22,753,733	$1,642,813	$702,494,657

1	Table includes contracts executed as of December 31, 2006.

2

In connection with the Company’s IPO and related formation transactions, the Company entered into employment agreements with seven members of senior management. Under the agreements, each person receives a stipulated annual salary through December 31, 2007. Each agreement has an automatic one-year renewal unless the Company or the employee elects not to renew the agreement.

          Construction contracts in the table represent new developments, redevelopments, third-party construction contracts.

          In 2006, we incurred $21.5 million of interest expense, net of amounts capitalized of $10.7 million.

We intend to satisfy the approximately $273.2 million of contractual obligations that are due in 2007 primarily with cash generated from operations, draws on our revolving line of credit and, where appropriate, refinancing of indebtedness coming due.

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

          The six properties to which our tax indemnity obligations relate represented approximately 19% of our annualized base rent in the aggregate as of December 31, 2006. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South, and Market Street Village.

Outstanding Indebtedness

          The following table presents details of outstanding indebtedness as of December 31, 2006:

Property	Balance Outstanding	Interest Rate	Maturity

Fixed Rate Debt - Mortgage:
176th & Meridian	$4,157,182	5.67%	11/11/2014
50th & 12th	4,575,820	5.67%	11/11/2014
Boulevard Crossing	12,302,788	5.11%	12/11/2009
Centre at Panola, Phase I	4,164,506	6.78%	1/1/2022
Cool Creek Commons	18,000,000	5.88%	4/11/2016
Corner Shops, The	1,801,315	7.65%	7/1/2011
Fox Lake Crossing	11,931,901	5.16%	7/1/2012
Geist Pavilion	11,125,000	5.58%	1/1/2017
Indian River Square	13,300,000	5.42%	6/11/2015
Indiana State Motor Pool	4,063,781	5.38%	3/24/2008
International Speedway Square	19,447,892	7.17%	3/11/2011
Kedron Village	29,700,000	5.56%	1/11/2017
Pine Ridge	17,500,000	6.34%	10/11/2016
Plaza at Cedar Hill	26,681,396	7.38%	2/1/2012
Plaza Volente	28,680,000	5.42%	6/11/2015
Preston Commons	4,525,910	5.90%	3/11/2013
Ridge Plaza	16,482,599	5.15%	10/11/2009
Riverchase	10,500,000	6.34%	10/11/2016
Sunland Towne Centre	25,000,000	6.01%	7/1/2016
Thirty South	22,685,706	6.09%	1/11/2014
Traders Point	48,000,000	5.86%	10/11/2016
Whitehall Pike	9,403,714	6.71%	7/5/2018

	344,029,510
Floating Rate Debt - Hedged:
Collateral Pool Properties	35,000,000	5.65%	8/1/2007
Collateral Pool Properties	15,000,000	5.38%	8/1/2007

	50,000,000
Net unamortized premium on assumed debt of acquired properties	2,270,344

Total Fixed Rate Indebtedness	396,299,854

Property	Balance Outstanding	Interest Rate	Maturity		Interest Rate at 12/31/06

Variable Rate Debt - Mortgage:
Courthouse Shadows	9,768,245	LIBOR + 1.50%	1/5/2007	(1)	6.828%
Fishers Station	4,852,782	LIBOR + 2.75%	9/1/2008		8.078%

Subtotal Mortgage Notes	14,621,027
Variable Rate Debt - Construction:
Bayport Commons	5,064,883	LIBOR + 1.25%	12/27/2008		6.578%
Beacon Hill Shopping Center	8,390,098	LIBOR + 1.50%	9/30/2007		6.828%
Bridgewater Marketplace	7,162,255	LIBOR + 1.60%	6/29/2008		6.928%
Cobblestone Plaza	10,428,632	LIBOR + 1.60%	6/29/2009		6.928%
Estero Town Center	14,755,473	LIBOR + 1.65%	4/1/2008		6.978%
Gateway Shopping Center	7,214,509	LIBOR + 1.50%	12/15/2007		6.828%
Naperville Marketplace	9,799,725	LIBOR + 1.75%	6/30/2007		7.078%
Red Bank Commons	4,798,797	LIBOR + 1.65%	3/31/2007		6.978%
Sandifur Plaza	2,777,011	LIBOR + 1.65%	2/28/2008		6.978%
Tarpon Springs Plaza	16,455,551	LIBOR + 1.75%	4/1/2008		7.078%
Traders Point II	7,658,165	LIBOR + 1.65%	6/28/2007		6.978%

Subtotal Construction Notes	94,505,099
Line of Credit	111,550,000	LIBOR + 1.35%	8/31/2007	(2)	6.678%
Floating Rate Debt - Hedged:
Collateral Pool Properties	(35,000,000)	LIBOR + 1.35%	8/1/2007		6.678%
Collateral Pool Properties	(15,000,000)	LIBOR + 1.35%	8/1/2007		6.678%

	(50,000,000)

Total Variable Rate Indebtedness	170,676,126

Total Indebtedness	$566,975,980

(1)

The maturity date on the variable rate debt on Courthouse Shadows was scheduled to mature on January 5, 2007 and was subsequently extended to March 5, 2007. In February 2007, we repaid the outstanding balance with proceeds from our unsecured revolving credit facility.

(2)

On February 20, 2007, we entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent. See Note 21 Subsequent Events in our Notes to Consolidated and Combined Financial Statements contained in this Form 10-K for more information.

          On February 28, 2007, a portion of the amended and restated line of credit (LIBOR + 1.15%) was hedged by an instrument with a notional amount of $25 million and a fixed interest rate of 4.92% maturing February 18, 2011. The Company designated this transaction as a hedge to effectively fix the interest rate on its line of credit.

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

          Given the nature of our business as a real estate owner and operator, we believe FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to fund our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definitions differently than we do.

          Our calculation of FFO (and reconciliation to net income) is as follows:

	Company			Predecessor	Combined

	Year Ended December 31, 2006	Year Ended December 31, 2005	August 16, 2004 through December 31, 2004	January 1, 2004 through August 15, 2004	January 1, 2004 through December 31, 2004

Funds From Operations:
Net income (loss)	$10,179,650	$13,435,840	$(332,322)	$(192,380)	$(524,702)
Add loss on sale of asset, net of tax	458,405
Less gain on sale of operating property	—	(7,212,402)	—	—	—
Add Limited Partners’ interests in income	2,989,366	5,329,298	(146,968)	—	(146,968)
Add depreciation and amortization of consolidated entities and discontinued operations, net of minority interest	29,313,102	22,124,355	7,816,339	3,563,176	11,379,515
Add depreciation and amortization of unconsolidated entities	401,549	344,600	103,518	493,571	597,089
Deduct minority interest[1]	—	—	(24,106)	(214,887)	(238,993)
Add joint venture partners’ interests in net income of unconsolidated entities[1]	—	—	—	288,675	288,675
Add joint venture partners’ interests in depreciation and amortization of unconsolidated entities[1]	—	—	—	519,277	519,277

Funds From Operations of the Kite Portfolio[2]	43,342,072	34,021,691	7,416,461	4,457,432	11,873,893
Add minority interest	—	—	—	214,887	214,887
Less minority interest share of depreciation and amortization	—	—	—	(1,014,248)	(1,014,248)
Less joint venture partners’ interests in net income of unconsolidated entities	—	—	—	(288,675)	(288,675)
Less joint venture partners’ interests in depreciation and amortization of unconsolidated entities	—	—	—	(519,277)	(519,277)
Less Limited Partners’ interests in Funds From Operations	(9,838,650)	(9,629,945)	(2,276,853)	—	(2,276,853)

Funds From Operations allocable to the Company[2]	$33,503,422	$24,391,746	$5,139,608	$2,850,119	$7,989,727

Basic weighted average Common Shares outstanding	28,733,228	21,406,980	18,727,977

Diluted weighted average Common Shares outstanding	28,903,114	21,520,061	18,857,413

Basic weighted average Common Shares and Units outstanding	37,217,588	29,903,174	27,009,859

Diluted weighted average Common Shares and Units outstanding	37,387,473	30,016,255	27,139,295

1	2004 amounts represent the minority and joint venture partners’ interests acquired in connection with the Company’s initial public offering and related formation transactions.

2

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

Market Risk Related to Fixed Rate Debt

          We had approximately $567 million of outstanding consolidated indebtedness as of December 31, 2006 (inclusive of net premiums on acquired debt of $2.3 million). During 2005, we entered into interest rate swaps totaling $65 million to hedge variable cash flows associated with existing variable rate debt. During 2006, one swap with a value of $15 million matured. The Company’s remaining two cash flow hedges expire on August 1, 2007. Including the effects of these swaps, our fixed and variable rate debt would have been approximately $394 million (70%) and $170.7 million (30%), respectively, of our total consolidated indebtedness at December 31, 2006. Reflecting our share of unconsolidated debt, our fixed and variable rate debt is 69% and 31%, respectively, of total consolidated and our share of unconsolidated indebtedness at December 31, 2006.

          Based on the amount of our fixed rate debt, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $19.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $20.4 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of December 31, 2006 would increase or decrease our annual cash flow by approximately $1.7 million.

          As a matter of policy, we do not engage in trading or speculative transactions.

Inflation

          Most of our leases contain provisions designed to mitigate the adverse impact of inflation by requiring the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance. This helps reduce our exposure to increases in costs and operating expenses resulting from inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated and combined financial statements of the Company and its Predecessor, respectively, included in this Report are listed in Part IV, Item 15(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

Management Report on Internal Control Over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

          The Company’s independent auditors, Ernst & Young LLP, an independent registered public accounting firm, have issued a report on management’s assessment of the Company’s internal control over financial reporting as stated in their report which is included herein.

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

Report Of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting immediately preceding this report, that Kite Realty Group Trust and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kite Realty Group Trust and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management’s assessment that Kite Realty Group Trust and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kite Realty Group Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kite Realty Group Trust and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, owners’ equity and cash flows for each of the two years in the period ended December 31, 2006, and for the period from August 16, 2004 through December 31, 2004, and the Predecessor’s, see Note 1, combined statements of operations, owners’ equity, and cash flows from the period January 1, 2004 through August 15, 2004, and our report dated March 15, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Indianapolis, Indiana
March 15, 2007

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          We have adopted a code of ethics that applies to our principal executive officer and senior financial officers, which is available on our Internet website at: www.kiterealty.com. Any amendment to, or waiver from, a provision of this code of ethics will be posted on our Internet website.

          This information required by this Item is hereby incorporated by reference to the material appearing in our 2006 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end, under the captions “Proposal 1: Election of Trustees Nominees for Election for a One-Year Term Expiring at the 2008 Annual Meeting”, “Executive Officers”, “Information Regarding Governance and Board and Committee Meetings – Committee Charters and Corporate Governance”, “Information Regarding Corporate Governance and Board and Committee Meetings – Board Committees” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement, under the captions “Compensation Discussion and Analysis”, “Compensation of Executive Officers and Trustees”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

          The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement, under the captions “Equity Compensation Plan Information” and “Principal Shareholders”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement, under the captions “Certain Relationships and Related Transactions” and “Information Regarding Corporate Governance and Board Committee Meetings – Independence of Trustees”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement, under the caption “Proposal 2: Ratification of Appointment of Independent Registered Accounting Firm - Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	Documents filed as part of this report:

	(1)	Financial Statements: Consolidated and combined financial statements for the Company and its Predecessor listed on the index immediately preceding the financial statements at the end of this report.

	(2)	Financial Statement Schedule: Financial statement schedule for the Company listed on the index immediately preceding the financial statements at the end of this report.

	(3)	Exhibits: The Company files as part of this report the exhibits listed on the Exhibit Index.

(b)	Exhibits: The Company files as part of this report the exhibits listed on the Exhibit Index.

(c)	Financial Statement Schedule: The Company files as part of this report the financial statement schedule listed on the index immediately preceding the financial statements at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE

John A. Kite
March 16, 2007	Chief Executive Officer and President
(Date)	(Principal Executive Officer)

/s/ DANIEL R. SINK

Daniel R. Sink
March 16, 2007	Senior Vice President and Chief Financial Officer
(Date)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALVIN E. KITE, JR.	Chairman of the Board and Trustee	March 16, 2007

(Alvin E. Kite, Jr.)

/s/ JOHN A. KITE	Chief Executive Officer, President and Trustee	March 16, 2007
(Principal Executive Officer)
(John A. Kite)

/s/ WILLIAM E. BINDLEY	Trustee	March 16, 2007

(William E. Bindley)

/s/ RICHARD A. COSIER	Trustee	March 16, 2007

(Richard A. Cosier)

/s/ EUGENE GOLUB	Trustee	March 16, 2007

(Eugene Golub)

/s/ GERALD L. MOSS	Trustee	March 16, 2007

(Gerald L. Moss)

/s/ MICHAEL L. SMITH	Trustee	March 16, 2007

(Michael L. Smith)

/s/ DANIEL R. SINK	Senior Vice President and Chief Financial Officer	March 16, 2007
(Principal Financial and Accounting Officer)
(Daniel R. Sink)

Kite Realty Group Trust
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Kite Realty Group Trust and Subsidiaries:

          We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, owners’ equity and cash flows for each of the two years in the period ended December 31, 2006 and for the period from August 16, 2004 through December 31, 2004, and the Predecessor’s, see Note 1, combined statements of operations, owners’ equity, and cash flows from the period January 1, 2004 through August 15, 2004. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kite Realty Group Trust and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, and for the period from August 16, 2004 through December 31, 2004 and the Predecessor’s combined results of operations and cash flows for the period from January 1, 2004 through August 15, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kite Realty Group Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Indianapolis, Indiana
March 15, 2007

Kite Realty Group Trust
Consolidated Balance Sheets

	December 31, 2006	December 31, 2005

Assets:
Investment properties, at cost:
Land	$190,886,884	$172,509,684
Land held for development	21,687,309	51,340,820
Buildings and improvements	582,715,399	485,129,649
Furniture, equipment and other	5,492,726	5,675,980
Construction in progress	155,569,117	65,903,868

	956,351,435	780,560,001
Less: accumulated depreciation	(63,726,825)	(41,825,911)

	892,624,610	738,734,090
Cash and cash equivalents	23,952,594	15,208,835
Tenant receivables, including accrued straight-line rent of $4.8 million and $3.3 million, respectively, net of allowance for bad debts	15,215,858	11,302,923
Other receivables	18,247,435	6,082,511
Investments in unconsolidated entities, at equity	1,174,371	1,303,919
Escrow deposits	8,604,580	6,718,198
Deferred costs, net	17,532,939	17,380,288
Prepaid and other assets	5,808,926	2,499,042

Total Assets	$983,161,313	$799,229,806

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$566,975,980	$375,245,837
Accounts payable and accrued expenses	33,007,119	30,642,822
Deferred revenue and other liabilities	30,156,299	25,369,152
Minority interest	4,295,723	4,847,801

Total Liabilities	634,435,121	436,105,612
Commitments and contingencies
Limited Partners’ interests in Operating Partnership	78,812,120	84,244,814
Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 28,842,831 shares and 28,555,187 shares issued and outstanding at December 31, 2006 and 2005, respectively	288,428	285,552
Additional paid in capital and other	291,159,647	288,976,563
Unearned compensation	—	(808,015)
Accumulated other comprehensive income	297,540	427,057
Accumulated deficit	(21,831,543)	(10,001,777)

Total shareholders’ equity	269,914,072	278,879,380

Total Liabilities and Shareholders’ Equity	$983,161,313	$799,229,806

The accompanying notes are an integral part of these consolidated and combined financial statements.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Consolidated and Combined Statements of Operations

	The Company			The Predecessor

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004

Revenue:
Minimum rent	$67,146,135	$54,984,632	$15,000,146	$9,788,131
Tenant reimbursements	16,631,735	11,951,557	2,637,230	1,662,576
Other property related revenue	6,358,086	5,793,443	2,087,256	1,373,503
Construction and service fee revenue	41,447,364	26,419,801	9,333,868	5,257,201
Other income, net	344,537	215,422	30,446	110,819

Total revenue	131,927,857	99,364,855	29,088,946	18,192,230

Expenses:
Property operating	13,577,791	12,343,345	3,666,845	4,032,971
Real estate taxes	11,259,794	7,458,563	1,927,252	1,408,858
Cost of construction and services	35,901,364	21,823,278	8,786,997	4,405,162
General, administrative, and other	5,322,594	5,327,735	1,780,579	1,477,112
Depreciation and amortization	29,666,378	21,791,136	7,661,113	3,270,526

Total expenses	95,727,921	68,744,057	23,822,786	14,594,629

Operating income	36,199,936	30,620,798	5,266,160	3,597,601
Interest expense	(21,470,363)	(18,089,421)	(4,449,268)	(4,556,901)
Loss on sale of asset	(764,008)	—	—	—
Loan prepayment penalties and expenses	—	—	(1,671,449)	—
Income tax expense of taxable REIT subsidiary	(965,532)	(1,041,463)	—	—
Minority interest in (income) loss of consolidated subsidiaries	(117,469)	(1,267,122)	(125,800)	214,887
Equity in earnings of unconsolidated entities	286,452	252,511	134,097	163,804
Limited Partners’ interests in the continuing operations of the Operating Partnership	(2,989,366)	(3,330,432)	257,246	—

Income (loss) from continuing operations	10,179,650	7,144,871	(589,014)	(580,609)
Discontinued operations:
Operating income from discontinued operations, net of Limited Partners’ interests	—	765,962	256,692	388,229
Gain on sale of operating property, net of Limited Partners’ interests	—	5,525,007	—	—

Income from discontinued operations	—	6,290,969	256,692	388,229

Net income (loss)	$10,179,650	$13,435,840	$(332,322)	$(192,380)

Income (loss) per common share - basic:
Continuing operations	$0.35	$0.33	$(0.03)
Discontinued operations	—	0.30	0.01

	$0.35	$0.63	$(0.02)

Income (loss) per common share - diluted:
Continuing operations	$0.35	$0.33	$(0.03)
Discontinued operations	—	0.29	0.01

	$0.35	$0.62	$(0.02)

Weighted average Common Shares outstanding - basic	28,733,228	21,406,980	18,727,977

Weighted average Common Shares outstanding - diluted	28,903,114	21,520,061	18,727,977

Dividends declared per common share	$0.765	$0.750	$0.281

The accompanying notes are an integral part of these consolidated and combined financial statements.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Consolidated and Combined Statements of Owners’ Equity

							The Predecessor
	The Company

	Common Shares		Additional Paid-in Capital	Accumulated Deficit and Dividends	Accumulated Other Comprehensive Income
						Unearned Compensation	Owners’ Deficit
	Shares	Amount						Total

Kite Property Group:
Owners’ Equity, December 31, 2003	—	$—	$—	$—	$—	$—	$5,557,509	$5,557,509
Contributions	—	—	—	—	—	—	2,332,873	2,332,873
Distributions	—	—	—	—	—	—	(8,992,939)	(8,992,939)
Net loss	—	—	—	—	—	—	(192,380)	(192,380)

Owners’ Deficit, August 15, 2004	—	—	—	—	—	—	(1,294,937)	(1,294,937)
Kite Realty Group Trust:
Reclassify Predecessor owners’ deficit	—	—	(1,294,937)	—	—	—	1,294,937	—
Gross proceeds from sale of common shares	18,300,000	183,000	237,717,000	—	—	—	—	237,900,000
Issuance of shares to Principals in exchange for contributed interests	833,267	8,333	(8,333)	—	—	—	—	—
Offering costs	—	—	(22,427,988)	—	—	—	—	(22,427,988)
Stock compensation activity	15,000	150	1,066,800	—	—	(806,879)	—	260,071
Distributions declared	—	—	—	(5,385,450)	—	—	—	(5,385,450)
Net loss	—	—	—	(332,322)	—	—	—	(332,322)
Adjustment to Limited Partners’ interests from increased ownership in the Operating Partnership	—	—	(50,520,314)	—	—	—	—	(50,520,314)

Balances, December 31, 2004	19,148,267	191,483	164,532,228	(5,717,772)	—	(806,879)	—	158,199,060
Gross proceeds from sale of common shares	9,400,000	94,000	141,000,000	—	—	—	—	141,094,000
Offering costs	—		(7,855,338)	—	—	—	—	(7,855,338)
Stock compensation activity	6,920	69	106,132	—	—	(1,136)	—	105,065
Other comprehensive income	—		—	—	427,057	—	—	427,057
Distributions declared	—	—	—	(17,719,845)	—	—	—	(17,719,845)
Net income	—	—	—	13,435,840	—	—	—	13,435,840
Adjustment to Limited Partners’ interests from increased ownership in the Operating Partnership	—	—	(8,806,459)	—	—	—	—	(8,806,459)

Balances, December 31, 2005	28,555,187	285,552	288,976,563	(10,001,777)	427,057	(808,015)	—	278,879,380
Reclassify unearned compensation	—	—	(808,015)	—	—	808,015	—	—
Stock compensation activity	73,595	736	1,040,450	—	—	—	—	1,041,186
Other comprehensive loss	—	—	—	—	(129,517)	—	—	(129,517)
Distributions declared	—	—	—	(22,009,416)	—	—	—	(22,009,416)
Net income	—	—	—	10,179,650	—	—	—	10,179,650
Adjustment to Limited Partners’ interests from increased ownership in the Operating Partnership	214,049	2,140	1,950,649	—	—	—	—	1,952,789

Balances, December 31, 2006	28,842,831	$288,428	$291,159,647	$(21,831,543)	$297,540	$—	$—	$269,914,072

The accompanying notes are an integral part of these consolidated and combined financial statements.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Consolidated and Combined Statements of Cash Flows

	Company			Predecessor

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004

Cash flow from operating activities:
Net income (loss)	$10,179,650	$13,435,840	$(332,322)	$(192,380)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of asset	764,008
Gain on sale of operating property	—	(7,212,402)	—	—
Minority interest income (loss)	117,469	1,267,122	125,800	(214,887)
Equity in earnings of unconsolidated entities	(286,452)	(252,511)	(134,097)	(163,804)
Limited Partners’ interest in Operating Partnership	2,989,366	5,329,298	(146,968)	—
Distributions of income from unconsolidated entities	259,406	271,647	80,710	343,687
Straight-line rent	(1,578,442)	(1,672,710)	(373,944)	(311,899)
Depreciation and amortization	31,541,571	23,648,819	8,345,829	3,987,945
Provision for (recovery of) credit losses	344,564	1,163,204	(214,053)	658,052
Compensation expense for equity awards	549,838	281,782	65,071	—
Amortization of debt fair value adjustment	(430,858)	(1,437,545)	(394,617)	—
Amortization of in-place lease liabilities	(4,192,550)	(3,488,609)	(1,093,620)	(452,564)
Distributions to minority interest holders	(577,700)	(1,041,367)	(143,864)	—
Changes in assets and liabilities:
Tenant receivables	(2,679,057)	(5,381,995)	(1,641,334)	(1,046,616)
Deferred costs and other assets	(12,515,990)	(3,180,789)	3,265,736	(908,837)
Accounts payable and accrued expenses	5,925,298	1,793,396	3,102,015	737,697

Net cash provided by operating activities	30,410,121	23,523,180	10,510,342	2,436,394
Cash flow from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(229,009,855)	(228,904,272)	(140,653,194)	(81,770,299)
Net proceeds from sale of operating property	11,068,559	20,785,323	—	—
Acquisition of joint venture and outside minority interest	—	—	(12,451,155)	—
Change in construction payables	(2,278,870)	2,101,895	2,824,764	3,170,506
Distributions of capital from unconsolidated entities	156,594	44,353	—	173,546
Consolidation of acquired joint venture and outside minority interests’ cash	—	—	665,604	82,778
Consolidation of Glendale Mall’s cash as of March 31, 2004	—	—	—	108,822

Net cash used in investing activities	(220,063,572)	(205,972,701)	(149,613,981)	(78,234,647)
Cash flow from financing activities:
Offering proceeds, net of issuance costs	—	133,238,662	215,472,012	—
Loan proceeds	445,802,450	265,596,255	123,162,602	89,185,669
Loan transaction costs	(1,720,576)	(1,275,407)	(5,373,864)	(655,263)
Loan payments	(218,025,537)	(188,560,885)	(176,113,029)	(10,105,596)
Payments and advances to/from Principals	—	—	(9,000,000)	6,902,818
Distributions paid - shareholders	(21,739,161)	(15,956,049)	(1,795,150)	—
Distributions paid - unitholders	(6,446,765)	(6,354,828)	(776,426)	—
Contributions (including minority interest share)	—	867,432	—	2,681,036
Distributions (including minority interest share)	—	—	—	(10,769,219)
Proceeds from exercise of stock options	526,799	—	—	—

Net cash provided by financing activities	198,397,210	187,555,180	145,576,145	77,239,445

Increase in cash and cash equivalents	8,743,759	5,105,659	6,472,506	1,441,192
Cash and cash equivalents, beginning of period	15,208,835	10,103,176	3,630,670	2,189,478

Cash and cash equivalents, end of period	$23,952,594	$15,208,835	$10,103,176	$3,630,670

The accompanying notes are an integral part of these consolidated and combined financial statements.

Kite Realty Group Trust and
Kite Property Group (the Predecessor)
Notes to Consolidated and Combined Financial Statements
December 31, 2006

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

          At December 31, 2006, the Company owned interests in 54 operating properties (consisting of 49 retail properties, four commercial operating properties and an associated parking garage) and had 11 properties under development. Of the 65 total properties held at December 31, 2006, the Company owned a non-controlling interest in two operating properties which were accounted for under the equity method. In addition, the Company owned a non-controlling interest in one parcel of land that was accounted for under the equity method.

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

         The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest. The Company adjusts the Limited Partners’ interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership. This adjustment is reflected in the Company’s shareholders’ equity. The Company’s and the Limited Partners’ interests in the Operating Partnership for the years ended December 31, 2006 and 2005 and for the period from August 16, 2004 through December 31, 2004 were as follows:

	Year Ended December 31,		For the Period From August 16, 2004 Through December 31, 2004

	2006	2005

Company’s weighted average diluted interest in Operating Partnership	77.3%	71.7%	69.5%
Limited Partners’ weighted average diluted interest in Operating Partnership	22.7%	28.3%	30.5%

          The Company’s and the Limited Partners’ interests in the Operating Partnership at December 31, 2006 and 2005 were as follows:

	Balance at December 31,

	2006	2005

Company’s interest in Operating Partnership	77.4%	76.8%
Limited Partners’ interests in Operating Partnership	22.6%	23.2%

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

•

the value of leases acquired. The Company utilizes independent sources for their estimates to determine the respective in-place lease values. The Company’s estimates of value are made using methods similar to those used by independent appraisers. Factors the Company considers in their analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

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

Investment Properties

          Investment properties are recorded at cost and include costs of acquisitions, development, predevelopment, construction costs, certain allocated overhead, tenant allowances and improvements, and interest and real estate taxes incurred during construction. Significant renovations and improvements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. If a tenant vacates a space prior to the lease expiration, any related unamortized tenant allowances are immediately expensed. Maintenance and repairs that do not extend the useful lives of the respective assets are reflected in property operating expense.

          The Company incurs costs prior to land acquisition and for certain land held for development including acquisition contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in land held for development in the accompanying consolidated balance sheets. If the Company determines that the development of a property is no longer probable, any pre-development costs previously incurred are immediately expensed. Once construction commences on the land, the related capitalized costs are transferred to construction in progress.

          The Company also capitalizes costs such as construction, interest, real estate taxes, salaries and related costs of personnel directly involved with the development of our properties. As a portion of the development property becomes operational, the Company expenses appropriate costs on a pro rata basis.

          In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 144”), investment properties and intangible assets within the real estate operation and development segment are reviewed for impairment on a property-by-property basis at least annually or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Impairment losses for investment properties are recorded when the undiscounted cash flows estimated to be generated by the investment properties during the expected hold period are less than the carrying amounts of those assets. Impairment losses are measured to the extent the carrying value exceeds the fair value of the asset. No impairment has been recognized in any periods presented.

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

Escrow Deposits

          Escrow deposits generally consist of escrowed cash held for real estate taxes, property maintenance, insurance, and other requirements at specific properties as required.

Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.

          Cash paid for interest, including capitalized interest, for the years ended December 31, 2006 and 2005, for the period from August 16, 2004 through December 31, 2004, and for the period from January 1, 2004 through August 15, 2004 was as follows:

	The Company			The Predecessor

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period from August 16, 2004 through December 31, 2004	For the period from January 1, 2004 through August 15, 2004

Cash Paid for Interest	$30,705,377	$20,656,637	$5,174,446	$5,458,980
Capitalized Interest	10,680,000	3,507,372	823,502	1,400,774

          Accrued but unpaid distributions were $7.3 million and $7.0 million as of December 31, 2006 and 2005, respectively and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable, escrows and deposits, and accounts payable and accrued expenses approximate fair value because of the relatively short maturity of these instruments.

Revenue Recognition

          As lessor, the Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases.

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

Accounting for Investments in Joint Ventures

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R replaces FASB Interpretation No. 46 which was issued in January 2003. FIN 46R explains how to identify variable interest entities and how to assess whether to consolidate such entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. In addition, in June 2005, the FASB issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF 04-05 requires the Company to consolidate certain entities in which it owns less than 100% of the equity interest if it is the general partner and the limited partners do not have certain rights. The adoption of EITF 04-05 did not have a material impact on the Company’s financial position or results of operations. Prior to the issuance of FIN 46R and EITF 04-05, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R and EITF 04-05 change that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both or if the company is the general partner in the agreement.

          During 2006, the Company entered into a joint venture agreement to acquire land for future development. This joint venture, with total assets of approximately $15.7 million and non-recourse construction debt of approximately $5.1 million, has been consolidated because the entity has been deemed to be a VIE, the Company guarantees the debt of the joint venture and the Company is the primary beneficiary. In addition, during 2006, the Company contributed the Parkside Town Commons property, which consists of 100 acres of land located in Cary, North Carolina, to a joint venture with Prudential Real Estate Investors (“PREI”) (see Note 6) at cost prior to commencement of construction. Parkside Town Commons is a VIE, but is no longer consolidated and therefore accounted for under the equity method because the Company is not the primary beneficiary.

          During 2005, the Company entered into nine joint venture agreements to acquire land for future development. Five of the joint ventures with total assets of approximately $62.8 million and construction debt of approximately $11.9 million have been consolidated because the entities are VIEs, the Company guarantees the non-recourse debt of the joint ventures and the Company is the primary beneficiary.

          The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as they exercise significant influence over, but do not control, operating and financial policies. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. As of December 31, 2006, the Company had three entities that were accounted for under the equity method.

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

	2006	2005	2004

Balance, beginning of year	$1,030,020	$511,974	$30,000
Consolidation of joint venture interests	—	—	1,210,942
Provision for credit losses	344,564	1,163,204	443,999
Accounts written off, net of recoveries	(813,302)	(645,158)	(1,172,967)

Balance, end of year	$561,282	$1,030,020	$511,974

Concentration of Credit Risk

          The Company’s accounts receivable from tenants potentially subjects it to a concentration of credit risk related to its accounts receivable. At December 31, 2006, approximately 30%, 26%, and 25% of property accounts receivable were due from tenants leasing space in the states of Indiana, Florida, and Texas, respectively.

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

           Potential dilutive securities include outstanding share options and units of the Operating Partnership, which may be exchanged for cash or shares under certain circumstances. The only securities that had a potentially dilutive effect for the periods ended December 31, 2006, 2005, and 2004 were outstanding share options. The potentially dilutive effect of outstanding stock options for the periods ended December 31, 2006 and 2005 was 169,886 and 113,081, respectively.

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

Income Taxes

          The Company has elected to be taxed as a REIT pursuant to the Internal Revenue Code as amended (the “Code”), beginning with the taxable year ended December 31, 2004. To maintain its status as a REIT, the Company is obligated to distribute 90% of its ordinary taxable income annually to its shareholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements and therefore is not liable for federal corporate income taxes.

          Prior to the IPO, Kite Development Corporation, Kite Construction, Inc. and all of the properties were held by entities where the owners were required to include their respective share of profits or losses generated by these entities in their individual tax returns. Accordingly, no Federal income tax provision has been reflected for periods prior to the IPO.

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

          Income tax provisions for the years ended December 31, 2006, 2005 and 2004 were approximately $1.0 million, $1.0 million, and $0, respectively.

          State income, franchise or other taxes were not significant in any of the periods presented.

Note 3. Share-Based Compensation

Overview

          The Company’s 2004 Equity Incentive Plan (the “Plan”) authorizes options and other share-based compensation awards to be granted to employees and trustees for up to 2,000,000 common shares of the Company.

          Prior to January 1, 2006, the Company accounted for its share-based compensation using the fair value based method of accounting provided under Financial Accounting Standards Board (“FASB”) SFAS No. 123, “Accounting for Share-Based Compensation” (“SFAS No. 123”). In applying the fair value based method, the Company recorded compensation cost at the grant date based on the value of the award and amortized it against income over the vesting period.

          Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, (“SFAS No. 123R”), using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value as previously estimated in accordance with the provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As a result of the adoption of SFAS No. 123R, the Company reclassified the Unearned Compensation balance related to stock options, restricted shares and deferred share units to additional paid-in capital in the accompanying December 31, 2006 balance sheet and statement of owners’ equity. The adoption of SFAS No. 123R did not have a significant impact on the Company’s accounting for stock options.

          The total share-based compensation expense included in general and administrative expenses for the years ended December 31, 2006, 2005, and for the period from August 16, 2004 through December 31, 2004 was $0.5 million, $0.2 million, and $0.1 million, respectively.

          As of December 31, 2006, there were 952,234 shares available for grant under the 2004 Equity Incentive Plan.

Stock Options

          Pursuant to the Plan, the Company periodically grants options to purchase common shares at an exercise price equal to the grant date per-share fair value of the Company’s common shares. Granted options typically vest over a five year period and expire ten years from the grant date. The Company issues new common shares upon the exercise of options.

          For the Company’s stock option plan, the grant date fair value of each grant was estimated using the Black-Scholes option pricing model. The Black-Scholes model utilizes assumptions related to the dividend yield, expected life and volatility of the Company’s common shares and the risk-free interest rate. The dividend yield is based on the Company’s historical dividend rate. The expected life of the grants is derived from expected employee duration, which is based on Company history, industry information and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities utilized in the model are based on the historical volatility of the Company’s stock price and other factors.

          The following summarizes the weighted average assumptions used for grants in fiscal periods 2006, 2005, and 2004:

	2006	2005	2004

Expected Dividend Yield	4.78%	5.77%	5.77%
Expected term of option	8 years	5 years	5 years
Risk-free interest rate	4.55%	3.0%	3.0%
Expected stock price volatility	18.45%	15.0%	15.0%

          A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price

Outstanding at January 1, 2006	963,200	$13.22
Granted	37,000	15.79
Exercised	(40,199)	13.10
Forfeited	(13,200)	13.74

Outstanding at December 31, 2006	946,801	$13.32

Exercisable at December 31, 2006	395,144	$13.18

          The fair value on the respective grant dates of the 37,000, 105,000, and 871,950 options granted during the periods ended December 31, 2006, 2005, and 2004 was $2.19, $1.00, and $1.00 per share, respectively.

          The aggregate intrinsic value of the 40,199 options exercised during the year ended December 31, 2006 was $0.1 million. No options were exercised during the years ended December 31, 2005 and 2004.

          The aggregate intrinsic value and weighted average remaining contractual term of the outstanding and exercisable options at December 31, 2006 was as follows:

	Options	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)

Outstanding at December 31, 2006	946,801	$5,013,892	7.8
Exercisable at December 31, 2006	395,144	$2,148,806	7.7

          As of December 31, 2006, there was $0.6 million of total unrecognized compensation cost related to outstanding unvested stock option awards. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Shares

          In addition to stock option grants, the Plan also authorizes the grant of share-based compensation awards in the form of restricted common shares. Under the terms of the Plan, these restricted shares, which are considered to be outstanding shares from the date of grant, typically vest over a period ranging from one to four years. In addition, the Company pays dividends on restricted shares that are charged directly to shareholders’ equity.

          During the years ended December 31, 2005 and 2004, the Company granted 4,820 and 15,000 restricted shares to non-employee members of the Board of Trustees with weighted average grant date fair values of $15.55 and $13.00, respectively.

          The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2006 and changes during the year then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value per share

Restricted shares outstanding at January 1, 2006	16,070	$13.76
Shares granted	30,206	15.89
Shares forfeited	(313)	15.99
Shares vested	(8,570)	14.43

Restricted shares outstanding at December 31, 2006	37,393	$15.31

          The total fair value of shares vested during each of the years ended December 31, 2006 and 2005 was $0.1 million. No shares vested during the period ended December 31, 2004.

          As of December 31, 2006, there was $0.4 million of total unrecognized compensation cost related to restricted shares granted under the Plan, which is expected to be recognized over a weighted-average period of 1.1 years.

Deferred Share Units

          In addition, the Plan allows for the deferral of certain equity grants into the Trustee Deferred Compensation Plan. The Trustee Deferred Compensation Plan authorizes the issuance of “deferred share units” to the Company’s non-employee trustees. Each deferred share unit is equivalent to one common share of the Company. Non-employee trustees receive an annual retainer, fees for Board meetings attended, Board committee chair retainers and fees for Board committee meetings attended. Except as described below, these fees are typically paid in cash or common shares of the Company.

          Under the Plan, deferred share units may be credited to non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares. In addition, beginning on the date on which deferred share units are credited to a non-employee trustee, the number of deferred share units credited is increased by additional deferred share units in an amount equal to the relationship of dividends declared to the value of the Company’s common shares. The deferred share units credited to a non-employee trustee are not settled until he or she ceases to be a member of the Board of Trustees, at which time an equivalent number of common shares will be issued.

          During the year ended December 31, 2006, two trustees elected to receive a portion of their compensation in deferred share units and an aggregate of 3,610 deferred share units were credited to those non-employee trustees based on a weighted-average grant date fair value of $15.76. During the year ended December 31, 2006, the Company incurred $0.1 million of compensation expense related to deferred share units credited to non-employee trustees.

Other Equity Grants

          During 2005, the Company issued 2,100 common shares at prices ranging from $14.59 to $15.15 per share to members of our Board of Trustees in lieu of 50% of their annual retainer compensation.

Note 4. Deferred Costs

          Deferred costs consist primarily of financing fees incurred to obtain long-term financing and broker fees and capitalized salaries and related benefits incurred in connection with lease originations. Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements. Deferred leasing costs include lease intangibles and other and are amortized on a straight-line basis over the terms of the related leases. At December 31, 2006 and 2005, deferred costs consisted of the following:

	2006	2005

Deferred financing costs	$7,259,796	$6,046,408
Acquired lease intangibles	7,847,180	7,472,207
Deferred leasing costs and other	11,341,696	9,395,983

	26,448,672	22,914,598

Less—accumulated amortization	(8,915,733)	(5,534,310)

Total	$17,532,939	$17,380,288

          The estimated aggregate amortization amounts from net unamortized acquired lease intangibles for each of the next five years and thereafter are as follows:

2007	$995,664
2008	828,532
2009	734,405
2010	627,511
2011	507,711
Thereafter	2,104,496

Total	$5,798,319

          The accompanying consolidated and combined statements of operations include amortization expense as follows:

	The Company			The Predecessor

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period from August 16, 2004 through December 31, 2004	For the period from January 1, 2004 through August 15, 2004

Amortization of deferred financing costs	$1,875,193	$1,340,259	$481,150	$403,655
Amortization of deferred leasing costs, leasing intangibles and other	2,495,041	1,989,378	1,522,110	577,335

          Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense, and amortization of deferred financing costs is included in interest expense.

Note 5. Deferred Revenue and Other Liabilities

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

          At December 31, 2006 and 2005, deferred revenue and other liabilities consisted of the following:

	2006	2005

Unamortized in-place lease liabilities	$22,918,437	$20,093,876
Construction billings in excess of cost	1,072,666	1,199,386
Construction retainages payable	4,434,173	2,538,575
Tenant rents received in advance	1,590,348	1,440,779
Deferred income taxes	140,675	96,536

Total	$30,156,299	$25,369,152

          The estimated aggregate amortization amounts from acquired lease intangibles (unamortized in-place lease liabilities) for each of the next five years and thereafter is as follows:

2007	$3,922,351
2008	3,252,203
2009	2,988,080
2010	2,658,070
2011	2,230,954
Thereafter	7,866,779

Total	$22,918,437

Note 6. Investments in Joint Ventures

Consolidated Joint Ventures

          As of December 31, 2006, the Company had investments in five joint ventures which the Company controls through its percentage ownership. In addition, as of December 31, 2006 the Company had investments in six joint ventures that are VIEs in which the Company is the primary beneficiary. In accordance with the provisions of FIN No. 46R the accounts and operations of these 11 joint ventures are consolidated in the accompanying financial statements.

Unconsolidated Joint Ventures

          In September 2006, the Company entered into an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The Venture intends to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. Under the terms of the agreement, the Company has agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million. The Company has the option to present to PREI additional opportunities with estimated project costs under $50 million. It is expected that equity capital contributions of up to $500 million will be made to the Venture for qualifying projects. The Company expects contributions would be made on a project-by-project basis with PREI contributing 80% and the Company contributing 20% of the equity required.

          In December 2006, the Company contributed 100 acres of development land located in Cary, North Carolina, to the Venture at a cost of $38.5 million. The contribution included the Venture’s assumption of $35.6 million of variable rate debt. This project, which will be named Parkside Town Commons, is located in the “Triangle” of Raleigh, Durham, and Chapel Hill and is adjacent to Research Triangle Park. The site is zoned to support up to 750,000 square feet of retail space, in addition to office space and either residential units or a hotel. As of December 31, 2006, the Company owned a 40% interest in the Venture, which will be reduced to 20% upon the commencement of construction under the terms of the Venture.

          In addition to the Venture, as of December 31, 2006, the Company had two equity interests in unconsolidated entities that own and operate rental properties. The Company owned a 60% interest in The Centre and a 50% interest in Spring Mill Medical, each representing a sufficient interest in the investment the respective entity in order to exercise significant influence, but not control, over operating and financial policies. Accordingly, these investments are accounted for using the equity method.

          Combined summary financial information of entities accounted for using the equity method of accounting and a summary of the Company’s investment in and share of income from these entities follows:

	2006	2005

Assets:
Investment properties at cost
Land	$2,404,211	$2,552,075
Building and improvements	14,761,198	14,566,616
Furniture and equipment	10,581	3,290
Construction in progress	38,903,133	—

	56,079,123	17,121,981
Less: Accumulated depreciation	(3,254,677)	(2,793,109)

Investment properties, at cost, net	52,824,446	14,328,872
Cash and cash equivalents	804,391	902,443
Tenant receivables, net	113,209	140,124
Escrow deposits	244,241	—
Deferred costs and other assets	623,378	670,319

Total assets	$54,609,665	$16,041,758

Liabilities and Owners’ Equity:
Mortgage and other indebtedness	$51,895,229	$16,299,855
Accounts payable and accrued expenses	3,519,041	524,792

Total liabilities	55,414,270	16,824,647
Owners’ equity (deficit)	(804,605)	(782,889)

Total liabilities and Owners’ equity	$54,609,665	$16,041,758

Company share of total assets	$23,738,849	$8,352,729

Company share of Owners’ equity (deficit)	$(668,503)	$(667,017)
Add: Excess investment	1,842,874	1,970,936

Company investment in joint ventures	$1,174,371	$1,303,919

Company share of mortgage and other indebtedness	$22,753,733	$8,565,990

	The Company			The Predecessor

	Year ended December 31, 2006	Year ended December 31, 2005	Period August 16, 2004 Through December 31, 2004	Period January 1, 2004 Through August 15, 2004

Revenue:
Minimum rent	$2,366,117	$2,417,126	$1,013,283	$4,782,846
Tenant reimbursements	968,122	880,342	257,064	1,030,909
Other property related revenue	45,696	53,262	(7,257)	149,909

Total revenue	3,379,935	3,350,730	1,263,090	5,963,664
Expenses:
Property operating	813,980	899,629	377,556	1,597,348
Real estate taxes	211,086	253,411	79,258	470,470
Depreciation and amortization	522,218	510,127	198,407	1,171,243

Total expenses	1,547,284	1,663,167	655,221	3,239,061

Operating income	1,832,651	1,687,563	607,869	2,724,603
Interest expense	(1,092,366)	(1,116,199)	(436,173)	(2,244,113)

Net income	740,285	571,364	171,696	480,490
Third-party investors’ share of net income	(325,771)	(240,794)	(37,599)	(316,686)

Company (Predecessor) share of net income	414,514	330,570	134,097	163,804
Amortization of excess investment	(128,062)	(78,059)	—	—

Equity in earnings of unconsolidated joint ventures	$286,452	$252,511	$134,097	$163,804

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

          As of December 31, 2006, scheduled principal repayments on joint venture indebtedness were as follows:

	Total	Company Share

2007	$36,306,193	$14,583,369
2008	390,979	217,800
2009	3,716,761	2,211,916
2010	193,626	96,813
2011	206,670	103,335
Thereafter	11,081,000	5,540,500

Total	$51,895,229	$22,753,733

Note 7. Property Acquisitions

2006 Acquisitions

          The Company acquired and placed into service the following retail operating properties in 2006:

Property Name	Location	Acquisition Date	Acquisition Cost (Millions)		Financing Method

Courthouse Shadows	Naples, Florida	July 6, 2006	$19.8	(1)	Debt
Pine Ridge Crossing	Naples, Florida	July 6, 2006	22.6	(1)	Debt
Riverchase	Naples, Florida	July 6, 2006	15.5	(1)	Debt

(1)

To finance the purchase price for these properties, the Company incurred variable rate indebtedness of $57.9 million. In September, 2006, permanent financing with a combined original principal amount of $28.0 million was obtained on Pine Ridge Crossing and Riverchase at a fixed rate of 6.34% with a maturity of October 2016. In addition, $20.3 million of variable rate debt related to the three properties was repaid in the fourth quarter of 2006. The remaining $9.8 million of variable rate debt incurred in connection with the purchase of Courthouse Shadows bears interest at LIBOR + 1.50% and was scheduled to mature on January 5, 2007. This maturity was subsequently extended to March 5, 2007 and in February 2007, the Company repaid the outstanding balance with proceeds from the line of credit.

          In addition, on April 3, 2006 the Company purchased Kedron Village, a 282,124 square foot neighborhood shopping center in Peachtree City, Georgia (a suburb of Atlanta), for a total purchase price of approximately $34.9 million, net of purchase price adjustments, including tenant improvement and leasing commission credits, of $2.0 million. When purchased Kedron Village was under construction. The property became partially operational in the third quarter of 2006 and became fully operational during the fourth quarter of 2006. To finance this purchase, the Company incurred new short-term variable rate debt against the Traders Point property. In September 2006, permanent financing was obtained and a portion of the proceeds was used to repay the short-term debt. The new fixed rate debt has an original principal amount of $48.0 million, bears interest at a fixed rate of 5.86% and matures in October 2016.

          Following is a combined condensed balance sheet for the properties acquired in 2006 as of the dates of their respective acquisitions.

Assets
Investment Properties	$92,878,196
Acquired lease intangibles	7,456,262

Total Assets	$100,334,458

Liabilities:
Working capital assumed	$804,816
In-place lease liabilities and deferred revenue	7,017,110

Total Liabilities	$7,821,926

          In addition, in July 2006, the Company acquired the remaining 15% economic interest from its joint venture partner in Wal-Mart Plaza in Gainesville, Florida for $3.9 million and assumed management responsibilities for the property. This acquisition was financed with borrowings from the Company’s revolving credit facility.

          Also during 2006, the Company acquired interests in various parcels of land for a total acquisition cost of approximately $56.2 million. The Company acquired these parcels for future development.

          Amounts allocated to intangible assets in connection with these acquisitions totaled $7.5 million and are included in buildings and improvements and deferred costs in the accompanying consolidated balance sheets. Amounts allocated to intangible liabilities representing the adjustment of acquired leases to market value totaled $7.0 million and are included in deferred revenue in the accompanying consolidated balance sheets. The intangible assets and liabilities are amortized over each tenant’s remaining lease term ranging from 0.2 to 9.4 years. In the accompanying consolidated and combined statements of operations, the operating results of the acquired properties are included in results of operations from their respective dates of purchase. Purchase price allocations for all of the above 2006 property acquisitions are preliminary until finalized in 2007. Any adjustment to the values assigned to identified assets and liabilities in finalizing the purchase price allocation for the above acquisitions are not expected to have a material effect on net income.

2005 Acquisitions:

           The Company acquired and placed into service the following retail operating properties in 2005:

Property Name	Location	Acquisition Date	Acquisition Cost (Millions)		Financing Method

Fox Lake Crossing	Fox Lake, IL	February 7, 2005	$15.5	(1)	Debt
Plaza Volente	Austin, TX	May 16, 2005	35.9	(2)	Debt
Indian River Square	Vero Beach, FL	May 16, 2005	16.5	(3)	Debt
Bolton Plaza	Orange Park, FL	November 1, 2005	14.0	(4)	Offering Proceeds
Market Street Village	Hurst, TX	November 17, 2005	29.0	(5)	Debt (6)

(1)	Inclusive of debt assumed of $12.3 million and tax increment financing (“TIF”) receivable of $1.5 million.

(2)	Inclusive of $28.7 million of new debt and $7.2 million of borrowings under the Company’s revolving credit facility incurred in connection with the acquisition.

(3)	Inclusive of $13.3 million of new debt and $3.2 million of borrowings under the Company’s revolving credit facility incurred in connection with the acquisition.

(4)	This property is owned through a joint venture with a third party. The Company currently receives 85% of the cash flow from this property, which percentage may decrease under certain circumstances.

(5)	Excludes escrow of $1.7 million subject to completion of the development of an additional 7,000 square foot parcel.

(6)

Financed with borrowings under the Company’s revolving credit facility and subsequently partially paid down with the proceeds from the sale of Mid-America Clinical Labs which occurred in December 2005.

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

          Amounts allocated to intangible assets in connection with the 2005 acquisitions totaled $2.9 million as of the acquisition date and are included in buildings and improvements and deferred costs in the accompanying consolidated balance sheets. Amounts allocated to intangible liabilities representing the adjustment of acquired leases to market value totaled $1.8 million as of the acquisition date and the remaining unamortized portion is included in deferred revenue in the accompanying consolidated balance sheets. As of the purchase date, the the intangible assets and liabilities were being amortized over each tenant’s remaining lease term which ranged from 0.5 to 22.1 years. In the accompanying consolidated and combined statements of operations, the operating results of the acquired properties are included in results of operations from their respective dates of purchase.

2004 Acquisitions:

          During 2004, the Company or its Predecessor acquired and placed into service the following shopping center properties:

Property Name	Location	Acquisition Date	Acquisition Cost (Millions)		Financing Method

Silver Glen Crossings	South Elgin, IL	April 1, 2004	$23.4		Debt (8)
Cedar Hill Village	Cedar Hill, TX	June 28, 2004	6.8		Debt (8)
Galleria Plaza	Dallas, TX	June 29, 2004	6.2		Debt (8)
Wal-Mart Plaza (1)	Gainesville, FL	July 1, 2004	8.5		Debt (8)
Eagle Creek Pad 2	Naples, FL	July 7, 2004	1.1		Debt (8)
Fishers Station (2)	Fishers, IN	July 23, 2004	2.1	(3)	Debt (8)
Hamilton Crossing	Carmel, IN	August 19, 2004	15.5		IPO Proceeds
Waterford Lakes	Orlando, FL	August 20, 2004	9.1		IPO Proceeds
Publix at Acworth	Acworth, GA	August 20, 2004	9.2		IPO Proceeds
Plaza at Cedar Hill	Cedar Hill, TX	August 31, 2004	38.6	(4)	IPO Proceeds
Sunland Towne Centre	El Paso, TX	September 16, 2004	32.1	(5)	Debt
Centre at Panola	Lithonia, GA	September 30, 2004	9.4	(6)	Debt
Marsh Supermarket (7)	Fishers, IN	November 24, 2004	5.0		Debt
Eastgate Pavilion	Cincinnati, OH	December 1, 2004	27.6		Debt
Four Corner Square	Seattle, WA	December 20, 2004	10.5		Debt

(1)	This property is owned through a joint venture with a third party. The Company currently receives 85% of the cash flow from this property, which percentage may decrease under certain circumstances.

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

          The Company has entered into master lease agreements with the seller in connection with certain of the above property acquisitions. These payments are due when tenant occupancy is below the level specified in the purchase agreement. The payments are accounted for as a reduction of the purchase price of the acquired property and totaled $0.1 million, $0.2 million and $0.5 million in 2006, 2005 and 2004, respectively. Future amounts receivable through 2009 total $0.8 million unless the space is leased during the period in which case the payments cease.

          The following table summarizes, on an unaudited pro forma basis, the results of operations for the years ended December 31, 2006 and 2005 as if the 2006 and 2005 property acquisitions described above occurred on January 1, 2005:

	Twelve Months Ended December 31,

	2006	2005

Pro forma revenues	$138,125,344	$115,185,071
Operating expenses	(67,454,457)	(50,961,556)
Depreciation expense	(32,127,721)	(28,816,015)
Interest expense	(24,801,306)	(24,173,305)
Other expenses, net	(1,560,557)	(2,056,074)
Limited Partners’ interests in the continuing operations of the Operating Partnership	(3,213,577)	(2,809,932)

Income from continuing operations	8,967,726	6,368,189
Discontinued operations	—	6,290,969

Pro forma net income	$8,967,726	$12,659,158

Pro forma net income per share
- basic and diluted	$0.31	$0.59
Pro forma weighted average number of shares outstanding:
- basic	28,733,228	21,406,980
- diluted	28,903,114	21,520,061

Note 8. Discontinued Operations

          In December 2005, the Company sold 100% of its interest in Mid-America Clinical Labs for net proceeds of $20.8 million and a gain, net of Limited Partners’ interests, of $5.5 million. The results of discontinued operations related to this property were comprised of the following for the year ended December 31, 2005, for the period from August 16, 2004 through December 31, 2004, and for the period from January 1, 2004 through August 15, 2004:

	Company		Predecessor

	Year ended December 31, 2005	For the period from August 16, 2004 through December 31, 2004	For the period from January 1, 2004 through August 15, 2004

Rental income	$1,819,367	$558,679	$1,258,476
Property operations	258,502	(23,065)	284,496
Depreciation and amortization	517,424	203,566	313,764

Total expense	775,926	180,501	598,260

Operating income	1,043,441	378,178	660,216
Interest income (expense)	33,992	(11,208)	(271,987)
Limited Partners’ interests in discontinued operations	(311,471)	(110,278)	—

Income from discontinued operations, net of Limited Partners’ interests	765,962	256,692	388,229
Gain on sale of property	7,212,402	—	—
Limited Partners’ interests in gain on sale of property	(1,687,395)	—	—

Total income from discontinued operations	$6,290,969	$256,692	$388,229

Note 9. Sale of Asset

          In June 2006, the Company terminated its lease with Marsh Supermarkets and sold the store at its Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $0.5 million after tax). The total proceeds from these transactions of $14 million included a $2.5 million note from Marsh with monthly installments payable through June 30, 2008, and $2.5 million of cash received from the termination of the Company’s lease with Marsh. All monthly payments on the note have been made as scheduled through March 2007. The note is guaranteed by the parent company of Marsh Supermarkets and was assumed by Sun Capital Partners, Inc. upon its acquisition of Marsh. Payments on this note are current. Marsh Supermarkets at Naperville Marketplace was owned by the Company’s taxable REIT subsidiary. A portion of the proceeds from this sale were used to pay off related indebtedness of approximately $11.6 million. The Company will continue to develop the remainder of the Naperville Marketplace development property.

Note 10. Mortgage Loans and Line of Credit

          Mortgage and other indebtedness consist of the following at December 31, 2006 and 2005:

	Balance at December 31,

Description	2006	2005

Line of credit
Maximum borrowing level of $150 million available through August 30, 2007; interest at LIBOR + 1.35% (6.68% and 5.74% at December 31, 2006 and 2005, respectively)	$111,550,000	$92,950,000
Construction Notes Payable—Variable Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2008; interest at LIBOR+1.25%-1.75%, ranging from 6.58% to 7.08% at December 31, 2006 and interest at LIBOR+1.50%-1.75%, ranging from 5.89% to 6.14% at December 31, 2005	94,505,099	70,652,913
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2022; interest rates ranging from 5.11% to 7.65% at December 31, 2006 and interest rates ranging from 5.11% to 8.85% at December 31, 2005	344,029,510	203,782,448
Mortgage Note Payable—Variable Rate
Due in monthly installments of principal and interest; maturing September 2008; interest at LIBOR + 1.50%-2.75%, ranging from 6.83% to 8.08% at December 31, 2006 and interest at LIBOR + 2.75% which was 7.14% at December 31, 2005	14,621,027	5,159,274
Net premium on acquired indebtedness	2,270,344	2,701,202

Total mortgage and other indebtedness	$566,975,980	$375,245,837

          LIBOR was 5.33% and 4.39% as of December 31, 2006 and 2005, respectively.

          During 2006, the Company had borrowing proceeds of $445.8 million and repayments of $218.0 million. For the year ended December 31, 2006, the Company had the following activity in its indebtedness:

•	In December 2006, transferred $35.6 million variable rate construction debt on Parkside Town Commons to an unconsolidated joint venture with PREI.

•

In December 2006, placed permanent debt on Kedron Village, using a portion of the proceeds to repay a short-term variable rate loan incurred in connection with the purchase of Pine Ridge and Riverchase in the third quarter of 2006 as well as the purchase of additional land for the Company’s redevelopment at Four Corners Square. This permanent debt has a principal amount of $29.7 million, bears interest at a fixed rate of 5.56% and matures in January 2017.

•

In December 2006, placed permanent debt on Geist Pavilion, the proceeds were used to pay off the construction debt and the remainder were used to pay down the revolving credit facility. This permanent debt has a principal amount of $11.1 million, bears interest at a fixed rate of 5.58% and matures January 2017.

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

•	In September 2006, repaid the $3.7 million outstanding balance on the construction loan at Bridgewater Marketplace from the sale of Walgreens.

•

In June 2006, refinanced the bridge loan on the Sunland Towne Centre property. The new debt has a principal amount of $25.0 million, bears interest at a fixed interest rate of 6.01% and matures on July 1, 2016. The refinanced bridge loan bore interest at a rate of LIBOR + 1.85%. The Company used excess proceeds of approximately $8.5 million from this refinancing to pay down the revolving credit facility.

•	In June 2006, used the net proceeds from the sale of the Naperville Marketplace Marsh Supermarkets asset to pay off the balance of the related property indebtedness of approximately $11.6 million.

•

In April 2006, borrowed approximately $7.4 million on its revolving credit facility and contributed those proceeds for a 60% interest in a joint venture that acquired approximately 14 acres of land in Oldsmar, Florida, a suburb of Tampa.

          On December 1, 2006, in connection with a pending loan application with Wachovia Bank, N.A. totaling approximately $20 million, the Company entered into forward US Treasury rate locks with Wachovia. The term of each rate lock is 90 days. The Company locked the 10-year Treasury at a rate of 5.39%. In connection with the rate lock agreements, letters of credit in amounts totaling approximately $200,000 were required. Additional fees may be paid to Wachovia under certain circumstances.

          In addition to the preceding activity, for the year ended December 31, 2006, the Company also used proceeds from its revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $289.8 million for development, acquisitions and general working capital purposes. Loan payoffs not discussed above were approximately $141.2 million and scheduled principal payments totaled approximately $2.5 million during the year ended December 31, 2006.

Line of Credit

          In August 2004, the Company and the Operating Partnership entered into a three-year, $150 million secured revolving credit agreement with Lehman Commercial Paper, Inc. and Wachovia Bank, N.A. Borrowings under this facility bear interest at a floating rate of LIBOR plus 135 to 160 basis points, depending on the Company’s leverage ratio and are secured by certain of the Company’s properties. The Company may also extend the facility for one year, provided that no events of default exist and subject to an extension fee of $300,000. The line of credit has a 0.125% to 0.25% commitment fee applicable to the unused amount at the end of each calendar month. The amount that the Company may borrow under this facility is dependent on it maintaining a minimum “borrowing base” of properties. As of December 31, 2006, approximately $133.3 million was available for draw under the facility, of which approximately $111.6 million was outstanding. This facility was principally to fund growth opportunities including acquisitions and development activities.

          With the prior consent of the lenders, the Company had the option to increase its borrowings under the credit facility to a maximum of $250 million. The credit facility also included a short-term borrowing line of $20 million available for same day borrowings. Borrowings under the short-term line may be outstanding for no more than five days.

          The following properties were encumbered by the line of credit as of December 31, 2006: Silver Glen Crossing, Glendale Mall, Hamilton Crossing, Kings Lake Square, Waterford Lakes, Publix at Acworth, PEN Products, Union Station Parking Garage, Galleria Plaza, Cedar Hill Village, Shops at Eagle Creek, Burlington Coat, Four Corner Square and Eastgate Pavilion, Market Street Village, and Wal-Mart Plaza.

          The Company’s ability to borrow under this credit facility was subject to our ongoing compliance with a number of financial and other covenants, including:

•	the Company’s amount of leverage;

•	a minimum interest coverage ratio;

•	the Company’s minimum tangible net worth;

•	a minimum fixed charge coverage ratio;

•	the collateral pool properties generating sufficient net operating income to maintain a certain fixed charge ratio; and

•	the collateral pool properties maintaining a minimum aggregate occupancy rate.

          Under the credit facility, the Company was permitted to make distributions to our shareholders of 95% of its Funds From Operations provided that no event of default exists. If an event of default exists, we may only make distributions sufficient to maintain our REIT status. As of December 31, 2006, the Company was in compliance with all of the financial covenants under the credit facility.

Mortgage and Construction Loans

          Mortgage and construction loans are secured by certain real estate are generally due in monthly installments of interest and principal and mature over various terms through 2022.

          As of December 31, 2006, scheduled principal repayments on mortgage and other indebtedness were as follows:

2007	$161,882,143	(1)
2008	57,159,940
2009	40,800,075
2010	3,030,222
2011	22,838,733
Thereafter	278,994,523

	564,705,636
Unamortized Premiums	2,270,344

Total	$566,975,980

(1)	Balance includes $111.6 million revolving line of credit. This line of credit was amended and restated on February 20, 2007. See Note 21 Subsequent Events for more details.

          The carrying value of our variable rate construction notes payable, line of credit and mortgage notes payable approximates their fair values. As of December 31, 2006, the fair value of fixed rate debt was approximately $354.8 million compared to the book value of $344.0 million. The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 5.53% to 5.78%.

Note 11. Derivative Financial Instruments

          The Company is exposed to capital market risk, including changes in interest rates. In order to manage volatility relating to interest rate risk, the Company may enter into interest rate hedging transactions from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as hedges.

          During 2005, the Company entered into three interest rate swaps, totaling $65 million. The Company designated these swaps as cash flow hedges to fix the rates on one of its variable rate construction loans and on a portion of its revolving line of credit. These interest rate swaps qualify for hedge accounting under Statement No. 133. During 2006, one swap with a value of $15 million matured. The Company’s remaining two cash flow hedges expire on August 1, 2007.

          At December 31, 2006 and 2005, derivatives with a fair value of $0.3 million and $0.4 million, respectively, were included in other assets. The change in net unrealized (loss) income for the years ended December 31, 2006 and 2005 was $(0.1) million and $0.4 million, respectively, and is recorded in shareholders’ equity as other comprehensive income. We expect approximately $0.3 million to be an offset to interest expense as the hedged forecasted interest payments occur. No hedge ineffectiveness on cash flow hedges was recognized during any period presented. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings during 2007.

          The following sets forth comprehensive income for the years ended December 31, 2006 and 2005, for the period from August 16, 2004 through December 31, 2004, and for the period from January 1, 2004 through August 15, 2004.

		Company		Predecessor

	Year ended December 31, 2006	Year ended December 31, 2005	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004

Net income (loss)	$10,179,650	$13,435,840	$(332,322)	$(192,380)
Other comprehensive (loss) income (1)	(129,517)	427,057	—	—

Comprehensive income (loss)	$10,050,133	$13,862,897	$(332,322)	$(192,380)

(1)	Reflects the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 12. Lease Information

Tenant Leases

          The Company receives rental income from the leasing of retail and commercial space under operating leases. The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold. The weighted average initial term of the lease agreements is approximately 17 years. During the periods ended December 31, 2006, 2005, and 2004, the Company earned overage rent of $1.2 million, $0.9 million, and $0.5 million, respectively, including the Company’s joint venture partners’ share of $32,840, $55,790, and $50,150, respectively.

          Future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on sales volume, as of December 31, 2006, are as follows:

2007	$62,763,601
2008	58,493,472
2009	56,290,320
2010	51,408,345
2011	45,335,294
Thereafter	303,498,804

Total	$577,789,836

Lease Commitments

          The Company is obligated under six ground leases for approximately 35 acres of land with three landowners which require fixed annual rent. The expiration dates of the initial terms of these ground leases range from 2012 to 2027. These leases have five to ten year extension options ranging in total from 20 to 30 years.

          Ground lease expense incurred by the Company on these operating leases for the years ended December 31, 2006 and 2005, for the period from January 1, 2004 through August 15, 2004 and for the period from August 16, 2004 through December 31, 2004 was $0.9 million, $0.9 million, $0.1 million, and $0.3 million, respectively. Future minimum lease payments due under such leases for the next five years ending December 31 and thereafter are as follows:

2007	$904,050
2008	918,300
2009	920,800
2010	920,800
2011	920,800
Thereafter	12,362,320

Total	$16,947,070

Note 13. Shareholders’ Equity and Limited Partner Interests

Common Equity

          On October 11, 2006, the Company established a Dividend Reinvestment and Share Purchase Plan (the “Dividend Reinvestment Plan”). The Dividend Reinvestment Plan offers investors a dividend reinvestment component to invest all or a portion of the dividends on their common shares, or cash distributions on their units in the Operating Partnership, in additional common shares as well as a direct share purchase component which permits Dividend Reinvestment Plan participants and new investors to purchase common shares by making optional cash investments with certain restrictions.

          On October 3, 2005, the Company completed an offering of 8,500,000 common shares at a price of $15.01 per share for gross proceeds of approximately $127.6 million. On October 28, 2005, the underwriters of the offering exercised a portion of their overallotment option and purchased an additional 900,000 common shares at the public offering price of $15.01 per share, which resulted in additional gross proceeds of approximately $13.5 million. The Company used the net proceeds of this offering of approximately $133.2 million, after deducting underwriting discounts, commissions and other expenses as follows:

•	to repay outstanding construction indebtedness of approximately $38.6 million and acquisition indebtedness of approximately $0.5 million on our Traders Point properties;

•	to repay outstanding indebtedness on our Eagle Creek Lowe’s development property and our Weston Park, Shops at Otty and Circuit City operating properties totaling approximately $13.6 million;

•	to pay down our secured revolving credit facility by approximately $60.2 million;

•	to acquire an 85% interest in Bolton Plaza Shopping Center in Orange Park, Florida for approximately $14.0 million; and

•	for general corporate purposes, including acquisition of land, capital expenditures, development costs and working capital of approximately $6.3 million.

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

          On March 31, 2005, the Company acquired 32.7 acres of undeveloped land in Naples, Florida (Tarpon Springs Plaza) at a price equal to Messrs. Al Kite, John Kite, Paul Kite and Tom McGowan’s net equity in the property at cost plus the assumption of certain liabilities and the obligation to repay certain indebtedness. The equity portion of the purchase price was paid through the issuance of 214,049 units of the Operating Partnership valued at approximately $3.1 million. On May 18, 2006, all 214,049 units of the Operating Partnership issued in connection with the Tarpon Springs Plaza acquisition were converted to common shares.

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

Note 14. Segment Information

          The Company and its Predecessor’s operations are aligned into two business segments: (i) real estate operation and development and (ii) construction and advisory services. The Company’s segments operate in the United States. Combined segment data of the Company and its Predecessor for the years ended December 31, 2006, 2005 and 2004 are as follows:

Year Ended December 31, 2006	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$91,611,708	$89,050,191	$180,661,899	$(48,734,042)	$131,927,857
Operating expenses, cost of construction and services, general, administrative and other	30,771,965	81,227,441	111,999,406	(45,937,863)	66,061,543
Depreciation and amortization	29,597,971	68,407	29,666,378	—	29,666,378

Operating income	31,241,772	7,754,343	38,996,115	(2,796,179)	36,199,936
Interest expense	(21,664,562)	(227,595)	(21,892,157)	421,794	(21,470,363)
Loss on sale of asset	(764,008)	—	(764,008)	—	(764,008)
Income tax income (expense) of taxable REIT subsidiary	305,603	(1,271,135)	(965,532)	—	(965,532)
Minority interest in income of consolidated subsidiaries	(117,469)	—	(117,469)	—	(117,469)
Equity in earnings of unconsolidated entities	286,452	—	286,452	—	286,452
Limited Partners’ interests in Operating Partnership	(2,108,075)	(1,418,245)	(3,526,320)	536,954	(2,989,366)

Net income (loss)	$7,179,713	$4,837,368	$12,017,081	$(1,837,431)	$10,179,650

Total assets	$972,822,359	$32,884,192	$1,005,706,551	$(22,545,238)	$983,161,313

Year Ended December 31, 2005	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$72,055,405	$50,528,158	$122,583,563	$(23,218,708)	$99,364,855
Operating expenses, cost of construction and services, general, administrative and other	23,801,274	45,470,595	69,271,869	(22,318,948)	46,952,921
Depreciation and amortization	21,611,586	179,550	21,791,136	—	21,791,136

Operating income	26,642,545	4,878,013	31,520,558	(899,760)	30,620,798
Interest expense	(17,915,170)	(530,830)	(18,446,000)	356,579	(18,089,421)
Income tax expense of taxable REIT subsidiary	—	(1,041,463)	(1,041,463)	—	(1,041,463)
Minority interest in income of consolidated subsidiaries	(249,378)	(1,017,744)	(1,267,122)	—	(1,267,122)
Equity in earnings of unconsolidated entities	252,511	—	252,511	—	252,511
Limited Partners’ interests in Operating Partnership	(2,775,706)	(727,420)	(3,503,126)	172,694	(3,330,432)
Operating income from discontinued operations, net of Limited Partners’ interests	765,962	—	765,962		765,962
Gain on sale of operating property, net of Limited Partners’ interests	5,525,007	—	5,525,007	—	5,525,007

Net income (loss)	$12,245,771	$1,560,556	$13,806,327	$(370,487)	$13,435,840

Total assets	$780,934,227	$36,472,950	$817,407,177	$(18,177,371)	$799,229,806

Year Ended December 31, 2004	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$33,536,197	$67,874,686	$101,410,883	$(54,129,707)	$47,281,176
Operating expenses, cost of construction and services, general, administrative and other	12,623,178	67,956,031	80,579,209	(53,093,433)	27,485,776
Depreciation and amortization	10,879,362	52,277	10,931,639	—	10,931,639

Operating income (loss)	10,033,657	(133,622)	9,900,035	(1,036,274)	8,863,761
Interest expense	(8,945,086)	(61,083)	(9,006,169)	—	(9,006,169)
Loan prepayment penalties and expenses	(1,671,449)	—	(1,671,449)	—	(1,671,449)
Minority interest in income of consolidated subsidiaries	89,087	—	89,087	—	89,087
Equity in earnings of unconsolidated entities	297,901	—	297,901	—	297,901
Limited Partners’ interests in Operating Partnership	35,316	35,103	70,419	186,827	257,246
Operating income from discontinued operations, net of Limited Partners’ interests	644,921	—	644,921	—	644,921

Net income (loss)	$484,347	$(159,602)	$324,745	$(849,447)	$(524,702)

Total assets	$563,861,792	$10,692,117	$574,553,909	$(11,010,138)	$563,543,771

Note 15. Quarterly Financial Data (Unaudited)

          Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2006 and 2005.

	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006

Total revenue	$28,433,058	$30,940,724	$33,068,435	$39,485,640
Income from continuing operations	$1,772,547	$1,540,371	$3,209,653	$3,657,079
Net income	$1,772,547	$1,540,371	$3,209,653	$3,657,079
Net income per common share - basic:
Income from continuing operations	$0.06	$0.05	$0.11	$0.13
Net income	$0.06	$0.05	$0.11	$0.13
Net income per common share - diluted:
Income from continuing operations	$0.06	$0.05	$0.11	$0.13
Net income	$0.06	$0.05	$0.11	$0.13
Weighted average Common Shares outstanding
- basic	28,571,440	28,690,680	28,824,698	28,842,092
- diluted	28,704,563	28,802,913	28,979,356	29,099,790

	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005

Total revenue	$19,203,856	$22,296,468	$23,962,423	$33,902,108
Income from continuing operations	$1,601,065	$1,575,774	$1,797,002	$2,171,030
Net income	$1,814,660	$1,750,939	$1,982,241	$7,888,000
Net income per common share - basic:
Income from continuing operations	$0.08	$0.08	$0.09	$0.08
Net income	$0.09	$0.09	$0.10	$0.28
Net income per common share - diluted:
Income from continuing operations	$0.08	$0.08	$0.09	$0.08
Net income	$0.09	$0.09	$0.10	$0.28
Weighted average Common Shares outstanding
- basic	19,148,267	19,148,267	19,151,910	28,105,820
- diluted	19,231,484	19,262,581	19,289,737	28,219,941

Note 16. Commitments and Contingencies

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

          As of December 31, 2006, the Company had outstanding letters of credit totaling $9.0 million. At that date, there were no amounts advanced against these instruments.

          Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property and has limited recourse to us. As of December 31, 2006, the Company’s share of joint venture indebtedness was approximately $22.8 million.

Note 17. Employee 401(k) Plan

          The Company maintains a 401(k) plan for employees under which it matches 100% of the employee’s contribution up to 3% of the employee’s salary and 50% of the employee’s contribution up to 5% of the employee’s salary, not to exceed an annual maximum of $15,000. Prior to January 1, 2006, this plan matched 25% of the employee’s contribution up to 3% of the employee’s salary not to exceed an annual maximum of $750. The Company and the Predecessor contributed to this plan $220,800, $30,300, and $27,600 for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 18. Transactions With Related Parties

          The following information discusses the Company’s significant transactions with related parties, all of which have been approved by the independent members of the Board of Trustees.

          Common costs for management, leasing, development, consulting, accounting, legal, marketing and management information systems are allocated to the various Company entities and certain other entities owned by the Principals and not included as part of the Company (“Excluded Entities”). Common payroll and other related costs are allocated proportionately based on an estimate of time spent on behalf of each entity. Management believes the methodologies and assumptions used are reasonable. Common costs recovered from the Excluded Entities were $1.7 million for the period from January 1, 2004 through August 15, 2004, $0 for the period from August 16, 2004 through December 31, 2004 and for the year ended December 31, 2005, and $0.1 million for the year ended December 31, 2006.

          The Company received rental income from three Excluded Entities of $202,458 in 2006, $366,057 in 2005, $55,523 for the period from January 1, 2004 through August 15, 2004, and $43,500 for the period from August 16, 2004 through December 31, 2004. In addition, rental income receivable from these Excluded Entities as of December 31, 2006 and 2005 was $143,662 and $80,281, respectively.

          In June 2006, Al Kite, Chairman of the Company, John Kite, Chief Executive Officer and President of the Company, and Paul Kite, son of Al Kite and brother of John Kite, , sold their interests in Kite, Inc. (formerly one of the Excluded Entities) to a third party and are no longer affiliated with Kite, Inc. Prior to the sale, the Company received subcontractor interior construction services totaling $797,460, $42,650, and $3,131,417 from Kite, Inc. during 2006, 2005, and 2004, respectively. The amount payable to Kite, Inc. as of December 31, 2005 was $166,812 and is included in accounts payable in the accompanying consolidated balance sheets. No amounts were payable to Kite, Inc. as of December 31, 2006.

          In 2006, the Company entered into an agreement to reimburse one of the Excluded Entities, KMI Management, LLC, for use of an airplane owned by that Excluded Entity. This agreement allows for the use of the airplane for business related travel for an established reimbursement amount per hour. For the year ended December 31, 2006, the Company reimbursed the Excluded Entity $151,700 for the use of the airplane, of which approximately $32,600 was outstanding and due to the Excluded Entity as of December 31, 2006.

          On March 31, 2005, the Company acquired 32.7 acres of undeveloped land in Naples, Florida (Tarpon Springs Plaza) at a price equal to Al Kite, John Kite, Paul Kite and Tom McGowan’s net equity in the property at cost plus the assumption of certain liabilities and the obligation to repay certain indebtedness. The equity portion of the purchase price was paid through the issuance of 214,049 units of the Operating Partnership valued at approximately $3.1 million. On May 18, 2006, all 214,049 units of the Operating Partnership issued in connection with the Tarpon Springs Plaza acquisition were converted to common shares.

          In August 2004, the Company entered into a consulting agreement with Paul Kite which will run through December 31, 2007. Under the agreement, Paul Kite assists the Company in identifying potential real estate development, construction, acquisition and/or operation opportunities that are consistent with the nature of the business of the Company. As compensation for such services, the Company pays Paul Kite $150,000 per year.

          In addition, in 2005, the Company entered into several contracts and arrangements with Circle Block Partners, LLC, the owner of the Conrad hotel located in Indianapolis and one of the Excluded Entities:

•	the Company received payments from Circle Block under fee-based construction management contracts totaling $0.8 million in 2006 and $7.3 million in 2005;

•	Circle Block paid the Company fees of $550,000 and $85,000 in 2006 for arranging debt financing in connection with Circle Block construction projects; and

•	Circle Block paid the Company an annual fee of $100,000 in 2006 for investment management services provided to Circle Block in connection with the Conrad’s hotel operations.

Note 19. Recent Accounting Pronouncements

          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 does not permit fair value measurement for certain assets and liabilities, including consolidated subsidiaries, interests in VIEs, and assets and liabilities recognized as leases under SFAS No. 13 “Accounting for Leases”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact on the Company’s financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements from those that are already required under other accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s financial position or results of operations.

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

Note 20. Supplemental Schedule of Non-Cash Investing/Financing Activities

          The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2006 and 2005, for the period from August 16, 2004 through December 31, 2004, and for the period from January 1, 2004 through August 15, 2004:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004

Acquisition of real estate interests by assumption of mortgage debt	$—	$16,168,557	$49,550,510	$5,644,553
Acquisition of real estate interests by issuance of Operating Partnership units	—	5,054,818	—	—
Contribution of variable rate debt to unconsolidated joint venture	38,526,393	—	—	—

Note 21. Subsequent Events

Line of Credit

          On February 20, 2007, the Company entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent, (“unsecured facility”). The unsecured facility has a maturity date of February 19, 2011, with a one-year extension options. Initial proceeds of $118.1 million were drawn from this unsecured facility to repay the principal amount outstanding under our then-existing secured revolving credit facility and retire the secured revolving credit facility. Borrowings under the new unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on our leverage. The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount. The amount that the Company may borrow under the unsecured facility is based on the value of properties in the unencumbered property pool. Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase their borrowings under the unsecured facility to a maximum of $400 million. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

          The Company’s ability to borrow under the unsecured facility is subject to the Company’s ongoing compliance with a number of financial and other covenants, including with respect to the Company’s amount of leverage, minimum interest and fixed charge coverage ratios, the Company’s minimum tangible net worth, the collateral pool properties generating sufficient net operating income to maintain a certain fixed charge ratio and a minimum aggregate occupancy rate. Under the terms of the credit facility, the Company is permitted to make distributions to their shareholders of up to 95% of funds from operations provided that no event of default exists. If an event of default exists, the Company may only make distributions sufficient to maintain our REIT status. However, the Company may not make any distributions if an event of default resulting from nonpayment of bankruptcy exists, or if our obligations under the credit facility are accelerated.

Interest Rate Swap

          On February 28, 2007, a portion of the amended and restated line of credit (LIBOR + 1.15%) was hedged by an instrument with a notional amount of $25 million and a fixed interest rate of 4.92% maturing February 18, 2011. The Company designated this transaction as a hedge to effectively fix the interest rate on its line of credit.

Kite Realty Group Trust
Schedule III
Consolidated and Combined Real Estate and Accumulated Depreciation

		Initial Cost		Cost Capitalized Subsequent to Acquisition/ Development		Gross Carry Amount Close of Period

Name, Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Built/ Renovated	Year Acquired

Shopping Centers

50th & 12th	$4,575,820	$2,987,931	$2,779,145	$—	$—	$2,987,931	$2,779,145	$5,767,076	$190,163	2004	NA
176th & Meridian	4,157,182	1,900,000	3,031,820	—	—	1,900,000	3,031,820	4,931,820	211,994	2004	NA
82nd & Otty	—	—	2,108,816	—	173,192	—	2,282,008	2,282,008	150,696	2004	NA
Burlington Coat *	—	—	3,218,311	—	—	—	3,218,311	3,218,311	661,229	1992/2000	2000
Cedar Hill Village *	—	1,331,645	5,676,386	—	1,450,395	1,331,645	7,126,781	8,458,426	476,766	2002	2004
Circuit City Plaza	—	1,900,000	5,469,523	—	—	1,900,000	5,469,523	7,369,523	529,222	2004	NA
The Corner	1,801,315	303,916	4,157,834	—	128,073	303,916	4,285,907	4,589,823	2,073,739	1984/2003	1984
Eastgate Pavilion *	—	8,932,157	21,823,875	—	22,286	8,932,157	21,846,161	30,778,318	1,955,891	1995	2004
Glendale Mall *	—	2,137,550	28,607,310	—	—	2,137,550	28,607,310	30,744,860	9,154,181	1958/2000	1999
Publix at Acworth *	—	1,391,379	8,411,794	—	12,000	1,391,379	8,423,794	9,815,173	683,451	1996	2004
Shops at Eagle Creek *	—	8,257,760	6,122,375	200,087	2,004,434	8,457,847	8,126,808	16,584,655	604,094	1998	2003
Eagle Creek II	—	2,222,356	—	—	—	2,222,356	—	2,222,356	—	2006	NA
King’s Lake Square *	—	4,492,000	7,670,388	—	536,554	4,492,000	8,206,941	12,698,941	985,643	1986	2003
Boulevard Crossing	12,302,788	4,162,525	10,149,218	—	—	4,162,525	10,149,218	14,311,742	940,809	2004	NA
Ridge Plaza	16,482,599	4,565,000	17,329,079	—	1,169,518	4,565,000	18,498,597	23,063,597	2,363,163	2002	2003
Silver Glen Crossings *	—	10,747,172	13,805,988	—	—	10,747,172	13,805,988	24,553,159	1,707,563	2002	2004
Fishers Station	4,852,782	3,692,807	9,521,070	—	348,943	3,692,807	9,870,013	13,562,820	2,756,541	1989	2004
Plaza at Cedar Hill	26,681,396	5,734,304	39,558,931	—	—	5,734,304	39,558,931	45,293,235	3,324,734	2000	2004
Four Corner Square *	—	4,756,990	6,030,740	—	101,317	4,756,990	6,132,057	10,889,047	623,062	1985	2004
Wal-Mart Plaza	—	4,880,373	8,768,888	—	8,400	4,880,373	8,777,288	13,657,661	894,327	1970	2004
Galleria Plaza *	—		6,472,771	—	470,940	—	6,943,711	6,943,711	575,312	2002	2004
Hamilton Crossing *	—	5,665,477	10,272,603	—	66,698	5,665,477	10,339,300	16,004,777	1,021,171	1999	2004
Centre at Panola	4,164,506	1,985,975	8,322,568	—	1,000	1,985,975	8,323,568	10,309,543	675,646	2001	2004
Sunland Towne Centre	25,000,000	14,612,536	20,764,424	—	10,598	14,612,536	20,775,022	35,387,558	2,012,597	1996	2004
Waterford Lakes *	—	2,248,674	7,370,636	—	—	2,248,674	7,370,636	9,619,310	767,656	1997	2004
International Speedway Square	19,447,892	6,560,000	20,889,948	—	—	6,560,000	20,889,948	27,449,948	4,535,806	1999	NA
50 South Morton	—	100,212	878,705	—	—	100,212	878,705	978,917	212,859	1999	NA
Preston Commons	4,525,910	936,000	2,632,372	—	534,601	936,000	3,166,973	4,102,973	778,067	2002	NA
Whitehall Pike	9,403,714	3,597,857	6,041,940	—	60,427	3,597,857	6,102,366	9,700,223	2,319,076	1999	NA
Stoney Creek Commons	—	627,964	4,348,919	—	—	627,964	4,348,919	4,976,882	55,351	2000	NA
Bolton Plaza	—	3,560,389	10,494,410	—	—	3,560,389	10,494,410	14,054,798	1,572,870	1986	2005
Indian River Square	13,300,000	5,180,000	11,431,763	—	—	5,180,000	11,431,763	16,611,763	1,755,117	1997/2004	2005
Fox Lake Crossing	11,931,901	5,289,306	9,939,449	—	—	5,289,306	9,939,449	15,228,755	791,803	2002	2005
Plaza Volente	28,680,000	4,600,000	30,569,063	—	—	4,600,000	30,569,063	35,169,063	1,735,963	2004	2005
Market Street Village *	—	10,501,845	18,388,762	—	—	10,501,845	18,388,762	28,890,607	864,801	1970/2004	2005
Cool Creek Commons	18,000,000	6,274,036	14,555,241	—	17,984	6,274,036	14,573,225	20,847,261	1,120,110	2005	NA
Traders Point	48,000,000	9,712,630	33,804,044	—	—	9,712,630	33,804,044	43,516,674	2,045,177	2005	NA
Traders Point II	7,658,164	2,268,797	6,462,036	—	—	2,268,797	6,462,036	8,730,834	224,460	2005	NA
Greyhound Commons	—	1,861,277	1,551,274	—	—	1,861,277	1,551,274	3,412,551	75,704	2005	NA
Weston Park	—	886,589	1,141,324	—	—	886,589	1,141,324	2,027,914	76,036	2005	NA
Martinsville Shops	—	636,692	1,200,026	—	—	636,692	1,200,026	1,836,718	76,737	2005	NA
Geist Pavilion	11,125,000	1,267,816	9,358,736	—	—	1,267,816	9,358,736	10,626,552	307,301	2006	NA
Red Bank Commons	4,798,797	1,408,328	4,619,783	—	—	1,408,328	4,619,783	6,028,111	214,205	2005	NA
Zionsville Place	—	640,332	2,570,430	—	—	640,332	2,570,430	3,210,762	15,337	2006	NA
Pine Ridge Crossing	17,500,000	5,639,675	19,492,029	—	—	5,639,675	19,492,029	25,131,704	586,249	1993	2006
Riverchase	10,500,000	3,888,945	13,370,741	—	—	3,888,945	13,370,741	17,259,686	380,281	1991	2006
Courthouse Shadows	9,768,245	4,998,974	17,463,364	—	—	4,998,974	17,463,364	22,462,338	543,217	1987	2006
Kedron Village	29,700,000	3,750,000	33,337,702	—	—	3,750,000	33,337,702	37,087,702	216,183	2006	2006
Other	—	3,604,583	14,422,040	—	—	3,604,583	14,422,040	18,026,623	1,023,818

Total Shopping Centers	344,358,011	186,700,773	546,408,591	200,087	7,117,358	186,900,860	553,525,949	740,426,808	56,866,177

Commercial Properties

Indiana State Motor Pool	4,063,781	—	4,386,406	—	—	—	4,386,406	4,386,406	265,832	2004	NA
PEN Products *	—	—	5,466,482	—	118,794	—	5,585,276	5,585,276	702,665	2003	NA
Thirty South	22,685,706	899,446	10,754,020	—	5,206,410	899,446	15,960,430	16,859,876	2,319,147	1905/2002	2001
Union Station Parking Garage *	—	783,627	2,163,598	—	380,553	783,627	2,544,151	3,327,778	351,579	1986	2001

Total Commercial Properties	26,749,487	1,683,073	22,770,506	—	5,705,757	1,683,073	28,476,262	30,159,335	3,639,224

Development Properties

Eagle Creek III	—	942,967	147,000	—	—	942,967	147,000	1,089,967	14,848
Tarpon Springs Plaza	16,455,551	6,240,330	9,953,452	—	—	6,240,330	9,953,452	16,193,781	—
Estero Town Commons **	14,755,473	10,084,690	7,020,276	—	—	10,084,690	7,020,276	17,104,966	—
Naperville Marketplace **	9,799,725	5,351,953	6,592,047	—	—	5,351,953	6,592,047	11,944,000	26,197
Gateway Shopping Center	7,214,509	6,537,561	5,850,523	—	—	6,537,561	5,850,523	12,388,084	—
Beacon Hill Shopping Center **	8,390,098	7,556,803	8,246,607	—	—	7,556,803	8,246,607	15,803,410	8,528
Bridgewater Marketplace	7,162,255	3,019,705	7,121,623	—	—	3,019,705	7,121,623	10,141,328	—
Sandifur Plaza	2,777,011	1,653,102	2,173,868	—	—	1,653,102	2,173,868	3,826,970	—
Cornelius Gateway	—	1,199,447	2,799,287	—	—	1,199,447	2,799,287	3,998,734	—
Bayport Commons	5,064,883	7,672,967	3,032,982	—	—	7,672,967	3,032,982	10,705,949	—
Cobblestone Plaza	10,428,632	11,596,016	4,292,295	—	—	11,596,016	4,292,295	15,888,310	—
54th & College	—	1,952,790	235,998	—	—	1,952,790	235,998	2,188,788	—
Delray Beach	—	21,088,262	8,571,686	—	—	21,088,262	8,571,686	29,659,948	—
Four Corner Square	—	5,170,991	10,500	—	—	5,170,991	10,500	5,181,491	—
KR Development	—	—	111,132	—	—	—	111,132	111,132	—
KRG Development	—	1,491,000	1,117,070	—	—	1,491,000	1,117,070	2,608,070	—

Total Development Properties	82,048,137	91,558,582	67,276,347	—	—	91,558,582	67,276,347	158,834,929	49,573

Other ***

Frisco Bridges	—	1,735,926	—	—	—	1,735,926	—	1,735,926	—
Bridgewater Marketplace	—	2,100,000	—	—	—	2,100,000	—	2,100,000	—
Eagle Creek IIII	—	1,174,975	—	—	—	1,174,975	—	1,174,975	—
Greyhound III	—	187,507	—	—	—	187,507	—	187,507	—
Spring Mill II	—	100,000	—	—	—	100,000	—	100,000	—
Jefferson Morton	—	186,000	—	—	—	186,000	—	186,000	—
Weston Park	—	2,556,450	—	—	—	2,556,450	—	2,556,450	—
Zionsville Place	—	960,498	—	—	—	960,498	—	960,498	—
KRG ISS	—	1,259,448	—	—	—	1,259,448	—	1,259,448	—
96th & Olio	—	1,278,727	—	—	—	1,278,727	—	1,278,727	—
Fox Lake Crossing II	—	3,325,603	—	—	—	3,325,603	—	3,325,603	—
951 & 41	—	6,572,502	—	—	—	6,572,502	—	6,572,502	—

Total Other	—	21,437,636	—	—	—	21,437,636	—	21,437,636	—

Line of credit - see *	111,550,000	—	—	—	—	—	—	—	—

Grand Total	$564,705,636	$301,380,064	$636,455,444	$200,087	$12,823,114	$301,580,151	$649,278,558	$950,858,709	$60,554,974

*     This property is encumbered under the Company’s line of credit with Wachovia Capital Markets, LLC and Lehman Commercial Paper, Inc. Approximately $111.6 million was outstanding under this line of credit as of December 31, 2006.

**   This property partially opened during 2006.

*** This category generally includes land held for development. The Company also has certain additional land parcels at its development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust
Notes to Schedule III
Consolidated and Combined Real Estate and Accumulated Depreciation

Note 1. Reconciliation of Investment Properties

          The changes in investment properties of the Company and its Predecessor for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004

Balance, beginning of year	$774,884,021	$539,625,096	$152,215,128
Acquisitions	101,941,430	198,104,896	325,705,031
Improvements	97,017,271	52,217,273	63,668,337
Disposals	(22,984,013)	(15,063,244)	(1,963,400)

Balance, end of year	$950,858,709	$774,884,021	$539,625,096

          The unaudited aggregate cost of investment properties for federal tax purposes as of December 31, 2006 was $905,415,439.

Note 2. Reconciliation of Accumulated Depreciation

          The changes in accumulated depreciation of the Company and its Predecessor for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004

Balance, beginning of year	$40,051,477	$23,375,292	$4,146,121
Acquisitions	—	—	11,362,675
Depreciation and amortization expense	26,617,564	19,199,756	8,936,159
Disposals	(6,114,067)	(2,523,571)	(1,069,663)

Balance, end of year	$60,554,974	$40,051,477	$23,375,292

          Depreciation of investment properties reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	15-35 years
Building improvements	10-35 years
Tenant improvements	Term of related lease

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Employment Agreement, dated as of August 16, 2004, by and between the Company and Alvin E. Kite, Jr.*	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.3	Employment Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.4	Employment Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.5	Employment Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.6	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Alvin E. Kite, Jr.*	Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.7	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.8	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.9	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.10	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.19

Contributor Indemnity Agreement, dated August 16, 2004, by and among Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, IV, and Mark Jenkins*

Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.20	Kite Realty Group Trust 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K of Kite Realty

Group Trust filed with the SEC on August 20, 2004

10.21	Kite Realty Group Trust Executive Bonus Plan*	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.22	Option Agreement (Erskine Village), dated as of August 16, 2004, by and among Kite Realty Group, L.P., Kite South Bend, LLC, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite and Thomas K. McGowan	Incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.23

Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, Ken Kite, David Grieve and KMI Holdings, LLC

Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.24	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.25	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.26	Consulting Agreement, dated August 16, 2004, by and between Kite Realty Group, L.P and Paul W. Kite	Incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.27

Credit Agreement, dated as of August 31, 2004, by and among Kite Realty Group, L.P., as Borrower, the Company, Wachovia Capital Markets, LLC and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Book Runners, Wachovia Bank, National Association, as Agent, Lehman Commercial Paper Inc., as Syndication Agent, and the Financial Institutions signatory thereto, as Lenders

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 7, 2004

10.28

First Amendment to Credit Agreement, dated as of December 15, 2004, by and among Kite Realty Group, L.P., the Company, the financial institutions signatory thereto and Wachovia Bank, National Association, as Agent

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 20, 2004

10.29	Third Amendment to Credit Agreement, dated as of June 30, 2005, by and among Kite Realty Group, L.P., the Company, the financial institutions signatory thereto and Wachovia	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 7, 2005

Bank, National Association, as Agent

10.30	Form of Share Option Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.31	Form of Restricted Share Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.32	Schedule of Non-Employee Trustee Fees and Other Compensation*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2005

10.33	Contribution Agreement, dated as of March 31, 2005, by and among Kite Realty Group, L.P., Brentwood Holdings, LLC and Alvin E. Kite, Jr., John A. Kite, Paul W. Kite and Thomas K. McGowan	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on April 5, 2005

10.34	Purchase and Sale Agreement, dated as of March 3, 2005, between KRG Development, LLC and U.S. Retail Income Fund VIII-E, Limited Partnership	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q/A of Kite Realty Group Trust for the period ended March 31, 2005

10.35	Purchase and Sale Agreement, dated as of March 3, 2005, between KRG Development, LLC and U.S. Retail Income Fund IV, Limited Partnership	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended March 31, 2005

10.36	Purchase and Sale Agreement, dated as of March 3, 2005, between KRG Development LLC and U.S. Retail Income Fund VIII-D, Limited Partnership	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended March 31, 2005

10.37	Underwriting Agreement, dated September 27, 2005, by and among the Company, Kite Realty Group, L.P. and the underwriters named therein	Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 29, 2005

10.38	Updated Summary of 2005 Bonuses for Named Executive Officers*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended March 31, 2006

10.39	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.40	Schedule of 2006 Bonus Benchmarks for Executive Officers*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.41	Credit Agreement, dated as of February 20, 2007, by and among Kite Realty Group, L.P., the Company, KeyBank National Association, as	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 23,

	Administrative Agent, Wachovia Bank, National Association as Syndication Agent, LaSalle Bank National Association and Bank of America, N.A. as Co-Documentation Agents and the other lenders party thereto	2007

10.42	Guaranty, dated as of February 20, 2007, by the Company and certain subsidiaries of Kite Realty Group, L.P. party thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 23, 2007

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Denotes a management contract or compensatory, plan contract or arrangement.