Form 10-Q
period 2007-03-31
KITE REALTY GROUP TRUST
filed 2007-05-10
CIK 1286043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of Common Shares outstanding as of May 4, 2007 was 28,882,543 ($.01 par value)

KITE REALTY GROUP TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
•

other factors affecting the real estate industry generally; and other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The Company undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust

Consolidated Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006

Assets:
Investment properties, at cost:
Land	$191,150,545	$190,886,884
Land held for development	28,014,081	21,687,309
Buildings and improvements	582,723,109	582,715,399
Furniture, equipment and other	5,063,515	5,492,726
Construction in progress	188,704,528	155,569,117

	995,655,778	956,351,435
Less: accumulated depreciation	(68,497,627)	(63,726,825)

	927,158,151	892,624,610
Cash and cash equivalents	15,771,140	23,952,594
Tenant receivables, including accrued straight-line rent, net of allowance for bad debts	14,267,021	15,215,858
Other receivables	18,774,969	18,247,435
Investments in unconsolidated entities, at equity	1,100,946	1,174,371
Escrow deposits	8,835,570	8,604,580
Deferred costs, net	18,474,243	17,532,939
Prepaid and other assets	5,635,089	5,808,926

Total Assets	$1,010,017,129	$983,161,313

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$596,643,238	$566,975,980
Accounts payable and accrued expenses	35,121,716	33,007,119
Deferred revenue and other liabilities	30,417,658	30,156,299
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	160,279	—
Minority interest	4,198,479	4,295,723

Total Liabilities	666,541,370	634,435,121
Commitments and contingencies
Limited Partners’ interests in Operating Partnership	77,281,947	78,812,120
Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 28,882,323 shares and 28,842,831 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	288,823	288,428
Additional paid in capital and other	291,650,987	291,159,647
Accumulated other comprehensive income	79,548	297,540
Accumulated deficit	(25,825,546)	(21,831,543)

Total shareholders’ equity	266,193,812	269,914,072

Total Liabilities and Shareholders’ Equity	$1,010,017,129	$983,161,313

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,

	2007	2006

Revenue:
Minimum rent	$17,342,202	$15,734,672
Tenant reimbursements	4,678,714	3,695,873
Other property related revenue	2,451,935	1,051,701
Construction and service fee revenue	5,870,553	7,896,936
Other income, net	109,543	53,876

Total revenue	30,452,947	28,433,058
Expenses:
Property operating	4,090,223	3,034,174
Real estate taxes	2,638,065	2,506,914
Cost of construction and services	5,065,374	7,185,364
General, administrative, and other	1,427,076	1,343,537
Depreciation and amortization	8,749,203	7,522,235

Total expenses	21,969,941	21,592,224

Operating income	8,483,006	6,840,834
Interest expense	(6,183,318)	(4,569,992)
Income tax expense of taxable REIT subsidiary	(254,615)	(13,287)
Minority interest in income of consolidated subsidiaries	(1,756)	(37,524)
Equity in earnings of unconsolidated entities	70,296	87,973
Limited Partners’ interests in the Operating Partnership	(475,563)	(535,457)

Net income	$1,638,050	$1,772,547

Income per common share – basic & diluted	$0.06	$0.06

Weighted average Common Shares outstanding - basic	28,859,164	28,571,440

Weighted average Common Shares outstanding - diluted	29,177,004	28,704,563

Dividends declared per common share	$0.1950	$0.1875

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,

	2007	2006

Cash flows from operating activities:
Net income	$1,638,050	$1,772,547
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in income of consolidated subsidiaries	1,756	37,524
Equity in earnings of unconsolidated entities	(70,296)	(87,973)
Limited Partners’ interests in Operating Partnership	475,563	535,457
Distributions of income from unconsolidated entities	197,272	114,997
Straight-line rent	(251,506)	(422,303)
Depreciation and amortization	9,063,108	8,061,426
Provision for (recovery of) credit losses	206,311	(44,053)
Compensation expense for equity awards	178,738	105,322
Amortization of debt fair value adjustment	(107,715)	(107,714)
Amortization of in-place lease liabilities	(882,115)	(877,836)
Minority interest distributions	(99,000)	(136,500)
Changes in assets and liabilities:
Tenant receivables	994,032	(1,185,326)
Deferred costs and other assets	(151,029)	255,260
Accounts payable, accrued expenses, deferred revenue and other liabilities	1,892,717	(800,191)

Net cash provided by operating activities	13,085,886	7,220,637
Cash flows from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(42,352,847)	(23,278,506)
Change in construction payables	(332,617)	1,714,604
Distributions of capital from unconsolidated entities	106,728	139,003
Purchase of Limited Partners’ interests	(55,803)	—

Net cash used in investing activities	(42,634,539)	(21,424,899)
Cash flows from financing activities:
Loan proceeds	157,758,556	50,783,609
Loan transaction costs	(1,146,884)	(286,930)
Loan payments	(127,983,583)	(34,970,983)
Proceeds from exercise of stock options	1,572	—
Distributions paid - shareholders	(5,624,352)	(5,354,098)
Distributions paid - unitholders	(1,638,110)	(1,616,000)

Net cash provided by financing activities	21,367,199	8,555,598

Net change in cash and cash equivalents	(8,181,454)	(5,648,664)
Cash and cash equivalents, beginning of period	23,952,594	15,208,835

Cash and cash equivalents, end of period	$15,771,140	$9,560,171

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust

Notes to Consolidated Financial Statements

March 31, 2007

(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company” or “REIT”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected growth markets in the United States. The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiaries. At March 31, 2007, the Company owned interests in 53 operating properties (consisting of 48 retail properties, four commercial operating properties and an associated parking garage) and had 12 properties under development or redevelopment (including the Glendale Mall property which is undergoing a major redevelopment). Of the 65 total properties held at March 31, 2007, the Company owned a non-controlling interest in two operating properties which were accounted for under the equity method. In addition, the Company owned a non-controlling interest in one parcel of development land that was accounted for under the equity method.

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

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2006 Annual Report on Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest. The Company adjusts the Limited Partners’ interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership. This adjustment is reflected in the Company’s shareholders’ equity. The Company’s and the Limited Partners’ interests in the Operating Partnership for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,

	2007	2006

Company’s weighted average diluted interest in Operating Partnership	77.6%	76.9%
Limited Partners’ weighted average diluted interests in Operating Partnership	22.4%	23.1%

The Company’s and the Limited Partners’ interests in the Operating Partnership at March 31, 2007 and December 31, 2006 were as follows:

	Balance at

	March 31, 2007	December 31, 2006

Company’s interest in Operating Partnership	77.5%	77.4%
Limited Partners’ interests in Operating Partnership	22.5%	22.6%

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

Potential dilutive securities include outstanding share options and units of the Operating Partnership, which may be exchanged for cash or shares under certain circumstances. The only securities that had a potentially dilutive effect for the periods ended March 31, 2007 and 2006 were outstanding share options. For the periods ended March 31, 2007 and 2006, 317,840 and 133,123 outstanding share options, respectively, had a potentially dilutive effect.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at March 31, 2007 and December 31, 2006:

	Balance at

	March 31, 2007	December 31, 2006

Line of credit	$142,974,024	$111,550,000
Mortgage notes payable - fixed rate	343,440,795	344,029,510
Construction notes payable - variable rate	103,289,631	94,505,099
Mortgage notes payable - variable rate	4,776,159	14,621,027
Net premiums on acquired debt	2,162,629	2,270,344

Total mortgage and other indebtedness	$596,643,238	$566,975,980

Indebtedness, including weighted average maturities and weighted average interest rates at March 31, 2007, is summarized below:

	March 31, 2007

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total

Fixed rate debt	$343,440,795	7.7	5.98%	58%
Floating rate debt (hedged)	75,000,000	1.5	5.70%	13%

Total fixed rate debt	418,440,795	6.6	5.93%	70%
Construction debt	103,289,631	1.0	6.91%	17%
Other variable rate debt	147,750,183	3.8	6.62%	25%
Floating rate debt (hedged)	(75,000,000)	-1.5	-6.57%	-13%

Total variable rate debt	176,039,814	3.2	6.81%	30%
Net premiums on acquired debt	2,162,629	N/A	N/A	N/A

Total debt	$596,643,238	5.5	6.19%	100.0%

Mortgage and construction loans are collateralized by certain real estate properties and are generally due in monthly installments of interest and principal and mature over various terms through 2022. Variable interest rates on mortgage and construction loans are based on LIBOR + 115 to 275 basis points. At March 31, 2007, one-month LIBOR and Prime interest rates were 5.32% and 8.25%, respectively. Fixed interest rates on mortgage loans range from 5.11% to 7.65%.

For the three months ended March 31, 2007, the Company had loan borrowing proceeds of $157.8 million and loan repayments of $128.0 million. The major components are as follows:

•

In January 2007, the Company purchased approximately 10 acres of land in Naples, Florida for approximately $6.3 million with borrowings from its then-existing secured revolving credit facility. This land is adjacent to 15.4 acres previously purchased by the Company in 2005;

•

In February 2007, as further described below, the Company entered into an amended and restated four-year $200 million unsecured revolving credit facility, replacing its then-existing secured credit facility. The new unsecured facility increased the Company’s borrowing capacity from $150 million to $200 million, before considering either facility's expansion feature. Initial proceeds of $118.1 million were drawn from the new unsecured facility to repay the principal amount outstanding under the then-existing secured facility and retire the secured facility;

•	In February 2007, the Company repaid the $9.8 million outstanding balance on the variable rate loan on the Courthouse Shadows property with proceeds from its new unsecured revolving credit facility;
•	In March 2007,the Company purchased approximately 105 acres of land in Apex, North Carolina for approximately $14.5 million with borrowings from the new unsecured revolving credit facility.

In addition to the preceding activity, for the three months ended March 31, 2007, the Company also used proceeds from its secured and unsecured revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $19.4 million for development, redevelopment, acquisitions and general working capital purposes. Scheduled principal payments totaled approximately $0.7 million during the three months ended March 31, 2007.

On February 20, 2007, the Company entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent, (the “unsecured facility”). The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option. Borrowings under the new unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on the Company's leverage. The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount. The amount that the Company may borrow under the unsecured facility is based on the value of properties in the unencumbered property pool. Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $400 million. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

As of March 31, 2007, the total amount available for borrowing under the unsecured facility was approximately $200 million, of which $143.0 million was outstanding. There were 45 properties in the unencumbered property pool of the unsecured facility as of March 31, 2007.

The Company’s ability to borrow under the unsecured facility is subject to its ongoing compliance with a number of financial and other covenants, including with respect to the Company’s amount of leverage, minimum interest and fixed charge coverage ratios, its minimum tangible net worth, the collateral pool properties generating sufficient net operating income to maintain a certain fixed charge ratio, and a minimum aggregate occupancy rate. Under the terms of the credit facility, the Company is permitted to make distributions to its shareholders of up to 95% of funds from operations provided that no event of default exists. If an event of default exists, the Company may only make distributions sufficient to maintain its REIT status. However, the Company may not make any distributions if an event of default resulting from nonpayment or bankruptcy exists, or if its obligations under the credit facility are accelerated.

The Company believes it is in compliance with all applicable covenants under the unsecured facility as of March 31, 2007.

Note 5. Derivative Instruments, Hedging Activities and Other Comprehensive Income

On February 28, 2007, a portion of the unsecured facility was hedged by an interest rate swap with a notional amount of $25 million and a fixed interest rate of 6.17% maturing February 18, 2011. In addition, the Company had two remaining interest rate swaps outstanding totaling $50 million that were entered into during 2005 to hedge variable cash flows associated with existing variable rate debt, both of which mature on August 1, 2007.

The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as hedges.

The following sets forth comprehensive income for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,

	2007	2006

Net income	$1,638,050	$1,772,547
Other comprehensive (loss) income[1]	(217,992)	183,314

Comprehensive income	$1,420,058	$1,955,861

____________________
1	Represents the changes in the fair value of derivative instruments accounted for as cash flow hedges.

Note 6. Shareholders’ Equity

On February 16, 2007, the Company’s Board of Trustees declared a cash distribution of $0.195 per common share for the first quarter of 2007. Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.195 per Operating Partnership unit for the same period. These distributions were accrued as of March 31, 2007 and were paid on April 17, 2007.

Note 7. Segment Data

The operations of the Company are aligned into two business segments: (1) real estate operation and development and (2) construction and advisory services. Segment data of the Company for the three months ended March 31, 2007 and 2006 are as follows:

Three Months Ended March 31, 2007	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$24,975,387	$20,631,789	$45,607,176	$(15,154,229)	$30,452,947
Operating expenses, cost of construction and services, general, administrative and other	8,104,708	19,726,798	27,831,506	(14,610,768)	13,220,738
Depreciation and amortization	8,726,737	22,466	8,749,203	—	8,749,203

Operating income	8,143,942	882,525	9,026,467	(543,461)	8,483,006
Interest expense	(6,238,019)	(78,697)	(6,316,716)	133,398	(6,183,318)
Income tax expense of taxable REIT subsidiary	—	(254,615)	(254,615)	—	(254,615)
Minority interest in income of consolidated subsidiaries	(1,756)	—	(1,756)	—	(1,756)
Equity in earnings of unconsolidated entities	70,296	—	70,296	—	70,296
Limited Partners’ interests in the Operating Partnership	(444,254)	(123,573)	(567,827)	92,264	(475,563)

Net income	$1,530,209	$425,640	$1,955,849	$(317,799)	$1,638,050

Total assets	$1,005,950,828	$39,646,273	$1,045,597,101	$(35,579,972)	$1,010,017,129

Three Months Ended March 31, 2006	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$20,804,528	$13,927,703	$34,732,231	$(6,299,173)	$28,433,058
Operating expenses, cost of construction and services, general, administrative and other	6,911,395	13,369,669	20,281,064	(6,211,075)	14,069,989
Depreciation and amortization	7,505,309	16,926	7,522,235	—	7,522,235

Operating income	6,387,824	541,108	6,928,932	(88,098)	6,840,834
Interest expense	(4,569,976)	(139,903)	(4,709,879)	139,887	(4,569,992)
Income tax expense of taxable REIT subsidiary	—	(13,287)	(13,287)	—	(13,287)
Minority interest in income of consolidated subsidiaries	(37,524)	—	(37,524)	—	(37,524)
Equity in earnings of unconsolidated entities	87,973	—	87,973	—	87,973
Limited Partners’ interests in the Operating Partnership	(433,445)	(89,997)	(523,442)	(12,015)	(535,457)

Net income	$1,434,852	$297,921	$1,732,773	$39,774	$1,772,547

Total assets	$808,516,180	$22,835,857	$831,352,037	$(20,115,459)	$811,236,578

Note 8. New Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. The adoption of this Statement as of January 1, 2007 did not have a material impact on the Company’s financial condition or results of operations.

Note 9. Commitments and Contingencies

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

As of March 31, 2007, the Company had outstanding letters of credit totaling $8.8 million. At that date, there were no amounts advanced against these instruments.

Joint venture debt is the liability of the joint venture and the lender has limited recourse to the Company. As of March 31, 2007, the Company’s share of joint venture indebtedness was approximately $24.8 million.

Note 10. Subsequent Events

In April 2007, the Company announced plans to redevelop the Glendale Mall property in Indianapolis, Indiana into a 685,000 total square foot power center to be anchored by a new 129,000 square foot Target (non-owned), Macy's, and Lowe's Home Improvement (non-owned), to be renamed Glendale Town Center.   During the period of redevelopment, approximately 330,000 square feet of space at this property is being leased by tenants that are also expected to occupy space upon completion of the redevelopment.

Through March 31, 2007, the Company had terminated a number of leases and commenced demolition on portions of the enclosed mall area. Also through that date, the Company has incurred tenant buyout and relocation costs totaling approximately $0.8 million, which were deferred upon the completion of the redevelopment. The Company has evaluated Glendale Mall’s investment property assets as of March 31, 2007 and believes they are recoverable through projected cash flow from the redeveloped property.

In connection with the redevelopment, in April 2007 the Company sold a 10.5 acre pad to Target Corporation on which the new Target store will be constructed, subject to certain customary post-closing contingencies. Target is expected to open in the summer of 2008. In addition to the new Target and the existing anchor tenants, Glendale Town Center will include the existing Kerasotes Theatres, Staples, and Indianapolis-Marion County Public Library. The center is also expected to include new small shop and professional office space, as well as two new outlots. The Company anticipates the remainder of the center to open in the second half of 2008.

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

As of March 31, 2007, we owned interests in a portfolio of 48 operating retail properties totaling approximately 6.9 million square feet of gross leasable area (including non-owned anchor space) and had 12 entities in our development/redevelopment pipeline (including our Glendale Mall property which is undergoing a major redevelopment) in which the Company has an interest. As of March 31, 2007, we also owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area and an associated parking garage.

In addition to our current development pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are in the final stages of preparation for construction to commence. As of March 31, 2007, this visible shadow pipeline consisted of four projects that are expected to contain approximately 1.6 million square feet of gross leasable area.

Finally, as of March 31, 2007, we also owned interests in other land parcels comprising approximately 125 acres, the majority of which have predevelopment activities underway for new retail expansion or development.  These land parcels are classified as “Land held for development” in the accompanying balance sheet.

During the first quarter of 2007, we began the redevelopment of our Glendale Mall property in Indianapolis, Indiana into a 685,000 total square foot power center to be anchored by a new 129,000 square foot Target (non-owned), Macy's, and Lowe's Home Improvement (non-owned), to be renamed Glendale Town Center.   During the period of redevelopment, approximately 330,000 square feet of space at this property is being leased by tenants that are also expected to occupy space upon completion of the redevelopment.

Through March 31, 2007, we had terminated a number of leases and commenced demolition on portions of the enclosed mall area. Also through that date, we have incurred tenant buyout and relocation costs totaling approximately $0.8 million, which were deferred upon the completion of the redevelopment. We have evaluated Glendale Mall’s investment property assets as of March 31, 2007 and believe they are recoverable through projected cash flow from the redeveloped property.

In connection with the redevelopment, in April 2007 we sold a 10.5 acre pad to Target Corporation on which the new Target store will be constructed. Target is expected to open in the summer of 2008, subject to certain customary post-closing contingencies. In addition to the new Target and the existing anchor tenants, Glendale Town Center will include the existing Kerasotes Theatres, Staples, and Indianapolis-Marion County Public Library. The center is also expected to include new small shop and professional office space, as well as two new outlots. We anticipate the remainder of the redeveloped center to open in the second half of 2008.

Results of Operations

Acquisition and Development Activities

The comparability of results of operations is significantly affected by our development, redevelopment, and acquisition activities in 2006 and 2007. At March 31, 2007, we owned interests in 53 operating properties (consisting of 48 retail properties, four operating commercial properties and a related parking garage) and 12 entities that held development or redevelopment properties (including our Glendale Mall property which is undergoing a major redevelopment) in which the Company has an interest. Of the 65 total properties held at March 31, 2007, two operating properties were owned through joint ventures and accounted for under the equity method.

Between January 1, 2006 and March 31, 2007, we acquired and placed in service the following three operating retail properties:

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)	Financing Method

Courthouse Shadows	Naples, FL	July 6, 2006	$19.8	Debt
Pine Ridge Crossing	Naples, FL	July 6, 2006	$22.6	Debt
Riverchase	Naples, FL	July 6, 2006	$15.5	Debt

In addition, on April 3, 2006, we purchased Kedron Village, a 282,124 square foot neighborhood shopping center in Peachtree City, Georgia (a suburb of Atlanta), for a total purchase price of approximately $34.9 million, net of purchase price adjustments, including tenant improvement and leasing commission credits, of $2.0 million, which was financed through variable rate debt. When purchased, Kedron Village was under construction. The property became fully operational during the fourth quarter of 2006.

The following development properties became operational or partially operational from January 1, 2006 through March 31, 2007:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA

Eagle Creek Lowe’s	Naples, FL	February 2006	N/A	[2]
Estero Town Commons	Naples, FL	April 2006	25,600	[3]
Beacon Hill	Crown Point, IN	June 2006	57,200
Naperville Marketplace	Chicago, IL	August 2006	99,600
Zionsville Place	Zionsville, IN	August 2006	12,400
Sandifur Plaza	Tri-Cities, WA	January 2007	27,400

____________________
1	Represents the date in which we started receiving rental payments under tenant leases or ground leases at the property.
2	Property is ground leased to a single tenant.
3	Lowe's Home Improvement ground lease commenced this date.

In addition, Phase II of our Stoney Creek Commons shopping center became partially operational during July 2006. The addition to this property consists of approximately 49,300 square feet of owned GLA.

At March 31, 2006, we owned interests in 47 operating properties (consisting of 42 retail properties, four commercial operating properties and a related parking garage) and had 12 properties under development. Of the 59 total properties held at March 31, 2006, two operating properties were owned through joint ventures and accounted for under the equity method.

Comparison of Operating Results for the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

The following table reflects our consolidated statements of operations for the three months ended March 31, 2007 and 2006 (unaudited):

	The Company
	Three Months Ended March 31		Increase (Decrease) 2006 to 2005

	2007	2006

Revenue:
Rental income (including tenant reimbursements)	$22,020,916	$19,430,545	$2,590,371
Other property related revenue	2,451,935	1,051,701	1,400,234
Construction and service fee revenue	5,870,553	7,896,936	(2,026,383)
Other income, net	109,543	53,876	55,667
Expenses:
Property operating expense	4,090,223	3,034,174	1,056,049
Real estate taxes	2,638,065	2,506,914	131,151
Cost of construction and services	5,065,374	7,185,364	(2,119,990)
General, administrative, and other	1,427,076	1,343,537	83,539
Depreciation and amortization	8,749,203	7,522,235	1,226,968

Operating income	8,483,006	6,840,834	1,642,172
Add:
Equity in earnings of unconsolidated entities	70,296	87,973	(17,677)
Deduct:
Interest expense	6,183,318	4,569,992	1,613,326
Income tax expense of taxable REIT subsidiary	254,615	13,287	241,328
Minority interest in income of consolidated subsidiaries	1,756	37,524	(35,768)
Limited Partners’ interests in the Operating Partnership	475,563	535,457	(59,894)

Net income	$1,638,050	$1,772,547	$(134,497)

Rental income (including tenant reimbursements) increased approximately $2.6 million, or 13%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$506,072
Development properties that became operational or partially operational in 2006 or 2007	2,502,765
Property under redevelopment during 2007	(509,726)
Properties fully operational during 2006 and 2007 & other	91,260

Total	$2,590,371

Excluding the changes due to the acquisition of properties, transitioned development properties, and the property under redevelopment, the net $0.1 million increase in rental income was primarily related to the following:

•	$0.4 million of increased common area maintenance expense, real estate taxes, and property insurance recoveries from tenants at a number of our properties; and
•	$0.2 million of increased rental income at one of our properties due to two new tenants that began paying rent during 2006.

These increases were partially offset by the following:

•	$0.3 million decrease reflecting the sale of Naperville Marketplace Marsh Supermarkets in the second quarter of 2006; and
•	$0.2 million decrease due to the termination of a lease at our 30 South property.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $1.4 million, or 133%, primarily as a result of $1.0 million increased gains on land sales and an increase of $0.5 million in lease termination fees.

Construction revenue and service fees decreased approximately $2.0 million, or 26%, primarily due to a decrease in the level of third party construction contracts.

Property operating expenses increased approximately $1.1 million, or 35% due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$536,273
Development properties that became operational or partially operational in 2006 or 2007	135,188
Property under redevelopment during 2007	(89,712)
Properties fully operational during 2006 and 2007 & other	474,300

Total	$1,056,049

Excluding the changes due to the acquisition of properties, transitioned development properties, and the property under redevelopment, the net $0.5 million increase in property operating expenses was primarily due to the following:

•	$0.3 million increase in snow removal expense primarily at our Indiana and Illinois properties, the majority of which is recoverable from tenants; and
•	$0.2 million increase in non-recoverable operating expenses primarily related to tenants at two of our properties.

Real estate taxes increased approximately $0.1 million, or 5%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$194,851
Development properties that became operational or partially operational in 2006 or 2007	14,593
Property under redevelopment during 2007	(11,602)
Properties fully operational during 2006 and 2007 & other	(66,691)

Total	$131,151

Excluding the changes due to the acquisition of properties, transitioned development properties, and the property under redevelopment, the net $0.1 million decrease in real estate taxes was primarily due to a real estate tax refund, net of related professional fees, of $0.2 million for fiscal years 2002 through 2004 at our 30 South property, which was received in the first quarter of 2007, partially offset by an net increase in real estate tax assessments of $0.1 million at a number of our properties.

Cost of construction and services decreased approximately $2.1 million or 30%, primarily due to a decrease in the level of third party construction contracts.

Depreciation and amortization expense increased approximately $1.2 million, or 16%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$966,961
Development properties that became operational or partially operational in 2006 or 2007	107,777
Property under redevelopment during 2007	(68,585)
Properties fully operational during 2006 and 2007 & other	220,815

Total	$1,226,968

Excluding the changes due to the acquisition of properties, transitioned development properties, and the property under redevelopment, the net $0.2 million increase in depreciation and amortization expense was primarily due to acceleration of depreciation of tenant costs at four of our properties.

Interest expense increased approximately $1.6 million, or 35%, due to the following:

Increase 2007 to 2006

Properties acquired during 2006	$1,003,943
Development properties that became operational or partially operational in 2006 or 2007	182,583
Property under redevelopment during 2007	—
Properties fully operational during 2006 and 2007 & other	426,800

Total	$1,613,326

Excluding the changes due to the acquisition of properties, transitioned development properties, and the property under redevelopment, the net $0.4 million increase in interest expense was primarily due to the following:

•	$0.7 million increase attributable to refinancing of variable rate debt; and
•

$0.1 million increase due to a full quarter of interest expense in the first quarter of 2007 at two properties that were transitioned into the operating portfolio during the first quarter of 2006 and therefore did not incur a full quarter of interest expense in the first quarter of 2006.

These increases were partially offset by the following:

•	$0.2 million decrease in interest expense with respect to outstanding balances under the unsecured facility; and
•	$0.2 million decrease due to interest expense incurred in the first quarter of 2006 at the Naperville Marsh, which was sold during the second quarter of 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents on hand of $15.8 million.

On February 20, 2007, we entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (the “unsecured facility”). The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option. Initial proceeds of $118.1 million were drawn from the unsecured facility to repay the principal amount outstanding under our then-existing secured revolving credit facility and retire the secured revolving credit facility. Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on our leverage. The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount. The amount that we may borrow under the unsecured facility is based on the value of properties in the unencumbered property pool. Subject to certain conditions, including the prior consent of the lenders, we have the option to increase our borrowings under the unsecured facility to a maximum of $400 million. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

As of March 31, 2007, the total amount available for borrowing under the unsecured facility was approximately $200 million, of which $143.0 million was outstanding. As of March 31, 2007, there were 45 properties in the unencumbered property pool of the unsecured facility.

Our ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants similar to those in the old secured credit facility, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility, like the old secured credit facility, requires that the Company satisfy certain financial covenants, including:

•	a maximum leverage ratio of 65% (or 70% in certain circumstances);

•	Adjusted EBITDA (as defined in the unsecured facility) to fixed charges coverage ratio of at least 1.50 to 1;

•	minimum tangible net worth (defined as Total Asset Value less Total Indebtedness) of $300 million (plus 75% of the net proceeds of any future equity issuances);

•	ratio of net operating income of unencumbered property to debt service under the unsecured facility of at least 1.50 to 1;

•	minimum unencumbered property pool occupancy rate of 80%;

•	ratio of floating rate indebtedness to total asset value of no more than 0.35 to 1; and

•	ratio of recourse indebtedness to total asset value of no more than 0.30 to 1.

We believe we are in compliance with all applicable covenants under the unsecured facility as of March 31, 2007.

The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility.

Under the terms of the unsecured facility, we are permitted to make distributions to our shareholders of up to 95% of our funds from operations provided that no event of default exists. If an event of default exists, we may only make distributions sufficient to maintain our REIT status. However, we may not make any distributions if an event of default resulting from nonpayment of bankruptcy exists, or if our obligations under the credit facility are accelerated.

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

The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the three months ended March 31, 2007, we incurred approximately $20,000 of costs for recurring capital expenditures on operating properties and $0.2 million of costs for tenant improvements and external leasing commissions.

We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the unsecured facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity. As of March 31, 2007, our Glendale Mall property was undergoing major redevelopment activities. We anticipate our investment in the redevelopment, net of third party contributions, will be approximately $15 million, of which approximately $3.3 million has been incurred as of March 31, 2007.

As of March 31, 2007, we had 11 development projects in our current development pipeline. The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $201.1 million, of which approximately $130.4 million had been incurred as of March 31, 2007. Our share of the total estimated cost is approximately $134.0 million, of which we have incurred approximately $88.7 million as of March 31, 2007.

In addition to our current development pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are in the final stages of preparation for construction to commence. As of March 31, 2007, this visible shadow pipeline consisted of four projects that are expected to contain approximately 1.6 million square feet at a total estimated project cost of approximately $269.6 million, of which our share is expected to be $153.8 million. However, upon the commencement of construction of the Parkside Town Commons property, our interest will be reduced from 40% to 20% and our total share of the visible shadow pipeline estimated project cost will be reduced to approximately $130.2 million.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Cash provided by operating activities was $13.1 million for the three months ended March 31, 2007, an increase of $5.9 million from the first three months of 2006. The increase in cash provided by operations was largely attributable to cash provided by increases in the changes in tenant receivables between years totaling $2.2 million and changes in accounts payable and accrued expenses between years of $2.7 million. The increase in cash provided by operations was also the result of the addition of four operating properties purchased in the second half of 2006 and the opening of several properties that were under development during the first quarter of 2006.

Cash used in investing activities was $42.6 million for the three months ended March 31, 2007, an increase of $21.2 million compared to the first three months of 2006. During the first three months of 2007, we acquired several development land parcels for an aggregate purchase price of approximately $20.4 million, while during the first three months of 2006 approximately $4.1 million was invested in development land parcels.  In addition, during the first three months of 2007, we invested approximately $18.6 million in our development properties compared to approximately $15.7 million in the first three months of 2006.

Cash provided by financing activities was $21.4 million for the three months ended March 31, 2007, an increase of $12.8 million compared to the first three months of 2006. Proceeds from loan transactions, net of loan transaction costs, increased by $106.1 million between periods while loan payments increased by $93.0 million between periods. These increases were largely due to the draw of $118.1 million from the new unsecured credit facility to repay the principal amount outstanding under our then-existing secured revolving credit facility and retire the secured revolving credit facility. In addition, proceeds from loans were also used to finance the acquisition of development land parcels, as well as to fund development activity.

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

The following table reconciles our net income to FFO for the three months ended March 31, 2007 and 2006 (unaudited):

	Three Months Ended March 31,

	2007	2006
Net income	$1,638,050	$1,772,547
Add Limited Partners’ interests in income	475,563	535,457
Add depreciation and amortization of consolidated entities, net of minority interest	8,635,874	7,428,693
Add depreciation and amortization of unconsolidated entities	101,202	102,019

Funds From Operations of the Kite Portfolio[1]	10,850,689	9,838,716
Less Limited Partners’ interests in Funds From Operations	(2,430,554)	(2,271,952)

Funds From Operations allocable to the Company[1]	$8,420,135	$7,566,764

____________________
1

“Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of the Operating Partnership’s real estate properties and construction and service subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the Limited Partners’ diluted weighted average interest in the Operating Partnership.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements, other than operating leases, certain unconsolidated joint venture arrangements (including our joint venture with Prudential Real Estate Investors with respect to our Parkside Town Commons development), and letters of credit, that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Joint venture debt is the liability of the joint venture and has limited recourse to us. As of March 31, 2007, our share of unconsolidated joint venture indebtedness was $24.8 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms.

Market Risk Related to Fixed Rate Debt

We had approximately $596.6 million of outstanding consolidated indebtedness as of March 31, 2007 (inclusive of net premiums on acquired debt of $2.2 million). In February 2007, we entered into a $25 million interest rate swap to hedge variable cash flows associated with our unsecured facility which matures on February 18, 2011. In addition, the Company had two remaining interest rate swaps outstanding totaling $50 million that were entered into during 2005 to hedge variable cash flows associated with existing variable rate debt, which both mature on August 1, 2007. Including the effects of these swaps, our fixed and variable rate debt would have been approximately $418.4 million (70%) and $176.0 million (30%), respectively, of our total consolidated indebtedness at March 31, 2007. Reflecting our share of unconsolidated debt, our fixed and variable rate debt is 69% and 31%, respectively, of total consolidated and our share of unconsolidated indebtedness at March 31, 2007.

Based on the amount of our fixed rate debt, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $19.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $21.5 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of March 31, 2007 would increase or decrease our annual cash flow by approximately $2.5 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the

Securities Exchange Act of 1934) as of March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

The discussion of our financial condition and results of operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties may have a material adverse effect on our business, financial condition, operating results and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 annual meeting of shareholders for Kite Realty Group Trust took place on May 7, 2007.  At the meeting, shareholders elected seven trustees to serve one-year terms expiring at the 2008 annual meeting of shareholders.  Each of the nominees as listed in the Company’s proxy statement was elected.  The number of shares voted for or withheld as to each nominee was as follows:

Nominee	For	Withheld

Alvin E. Kite, Jr.	27,172,896	92,229
John A. Kite	27,214,866	50,259
William E. Bindley	27,204,457	60,668
Dr. Richard A. Cosier	27,214,918	50,207
Eugene Golub	27,205,357	59,768
Gerald L. Moss	27,214,418	50,707
Michael L. Smith	27,112,932	152,193

At the annual meeting, the shareholders also voted to ratify the appointment of Ernst & Young, LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2007.  The number of shares voted for, against and abstaining on this proposal was as follows:

	For	Against	Abstain

Ratification of Ernst & Young, LLP as the Company’s independent registered public accounting firm	27,254,170	10,404	550

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location

10.1

Credit Agreement, dated as of February 20, 2007, by and among the Operating Partnership, the Company, KeyBank National Association, as Administrative Agent, Wachovia Bank, National Association as Syndication Agent, LaSalle Bank National Association and Bank of America, N.A. as Co-Documentation Agents and the other lenders party thereto.

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 23, 2007

10.2	Guaranty, dated as of February 20, 2007, by the Company and certain subsidiaries of the Operating Partnership party thereto.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 23, 2007

10.3	Schedule of 2007 Bonus Benchmarks for Named Executive Officers	Filed herewith

10.4	Summary of 2006 Bonuses for Named Executive Officers	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

	By:	/s/ John A. Kite

John A. Kite
May 10, 2007		Chief Executive Officer and President
(Date)		(Principal Executive Officer)

	By:	/s/ Daniel R. Sink

Daniel R. Sink
Chief Financial Officer
May 10, 2007		(Principal Financial Officer and
(Date)		Principal Accounting Officer)