Form 10-Q
period 2007-06-30
KITE REALTY GROUP TRUST
filed 2007-08-09
CIK 1286043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of Common Shares outstanding as of August 3, 2007 was 28,913,205 ($.01 par value)

KITE REALTY GROUP TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
•

other factors affecting the real estate industry generally; and other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and in our quarterly reports on Form 10-Q.

The Company undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust

Consolidated Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006

Assets:
Investment properties, at cost:
Land	$197,050,926	$190,886,884
Land held for development	28,014,081	21,687,309
Buildings and improvements	584,274,185	582,715,399
Furniture, equipment and other	4,363,542	5,492,726
Construction in progress	200,552,821	155,569,117

	1,014,255,555	956,351,435
Less: accumulated depreciation	(72,982,966)	(63,726,825)

	941,272,589	892,624,610
Cash and cash equivalents	14,363,844	23,952,594
Tenant receivables, including accrued straight-line rent of $5,282,141 and $4,774,063, respectively, net of allowance for uncollectible accounts	13,929,143	15,215,858
Other receivables	11,899,493	18,247,435
Investments in unconsolidated entities, at equity	1,120,907	1,174,371
Escrow deposits	10,207,454	8,604,580
Deferred costs, net	22,404,043	17,532,939
Prepaid and other assets	3,969,316	5,808,926

Total Assets	$1,019,166,789	$983,161,313

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$608,156,441	$566,975,980
Accounts payable and accrued expenses	35,021,871	33,007,119
Deferred revenue and other liabilities	30,700,111	30,156,299
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	134,660	—
Minority interest	4,421,944	4,295,723

Total Liabilities	678,435,027	634,435,121
Commitments and contingencies
Limited Partners’ interests in Operating Partnership	76,664,646	78,812,120
Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 28,913,205 shares and 28,842,831 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	289,132	288,428
Additional paid in capital and other	292,131,998	291,159,647
Accumulated other comprehensive income	337,501	297,540
Accumulated deficit	(28,691,515)	(21,831,543)

Total Shareholders’ Equity	264,067,116	269,914,072

Total Liabilities and Shareholders’ Equity	$1,019,166,789	$983,161,313

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Revenue:
Minimum rent	$18,606,598	$16,509,839	$35,948,800	$32,244,511
Tenant reimbursements	4,662,010	4,417,611	9,340,724	8,113,484
Other property related revenue	2,286,084	944,966	4,738,019	1,996,667
Construction and service fee revenue	10,176,315	9,036,996	16,046,868	16,933,932
Other income, net	90,052	31,312	199,595	85,188

Total revenue	35,821,059	30,940,724	66,274,006	59,373,782
Expenses:
Property operating	3,519,356	3,274,984	7,609,579	6,309,158
Real estate taxes	3,077,480	3,122,720	5,715,545	5,629,634
Cost of construction and services	9,521,852	7,899,325	14,587,226	15,084,689
General, administrative, and other	1,628,848	1,601,176	3,055,924	2,944,713
Depreciation and amortization	8,133,718	7,842,914	16,882,921	15,365,149

Total expenses	25,881,254	23,741,119	47,851,195	45,333,343

Operating income	9,939,805	7,199,605	18,422,811	14,040,439
Interest expense	(6,229,359)	(4,615,175)	(12,412,677)	(9,185,167)
Loss on sale of asset	—	(764,008)	—	(764,008)
Income tax (expense) benefit of taxable REIT subsidiary	(7,991)	150,303	(262,606)	137,016
Minority interest in income of consolidated subsidiaries	(247,465)	(37,986)	(249,221)	(75,510)
Equity in earnings of unconsolidated entities	99,579	61,749	169,875	149,722
Limited Partners’ interests in the Operating Partnership	(788,442)	(454,117)	(1,264,005)	(989,574)

Net income	$2,766,127	$1,540,371	$4,404,177	$3,312,918

Income per common share – basic	$0.10	$0.05	$0.15	$0.12

Income per common share – diluted	$0.09	$0.05	$0.15	$0.12

Weighted average Common Shares outstanding - basic	28,892,920	28,690,680	28,876,135	28,631,389

Weighted average Common Shares outstanding - diluted	29,219,227	28,802,913	29,197,925	28,753,591

Dividends declared per common share	$0.1950	$0.1875	$0.3900	$0.3750

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,

	2007	2006

Cash flows from operating activities:
Net income	$4,404,177	$3,312,918
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of asset	—	764,008
Minority interest in income of consolidated subsidiaries	249,221	75,510
Equity in earnings of unconsolidated entities	(169,875)	(149,722)
Limited Partners’ interests in Operating Partnership	1,264,005	989,574
Distributions of income from unconsolidated entities	251,272	145,198
Straight-line rent	(508,078)	(958,522)
Depreciation and amortization	17,441,629	16,330,719
Provision for credit losses	364,033	193,984
Compensation expense for equity awards	385,744	264,997
Amortization of debt fair value adjustment	(215,429)	(215,429)
Amortization of in-place lease liabilities	(2,822,530)	(2,119,611)
Minority interest distributions	(123,000)	(492,200)
Changes in assets and liabilities:
Tenant receivables	1,430,761	(2,831,141)
Deferred costs and other assets	5,335,891	(8,650,903)
Accounts payable, accrued expenses, deferred revenue and other liabilities	1,537,153	3,847,614

Net cash provided by operating activities	28,824,974	10,506,994
Cash flows from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(65,896,942)	(75,400,365)
Net proceeds from sale of asset	—	11,068,559
Change in construction payables	1,264,613	(271,648)
Distributions of capital from unconsolidated entities	106,728	162,802

Net cash used in investing activities	(64,525,601)	(64,440,652)
Cash flows from financing activities:
Offering proceeds, net of offering expenses	495,814	—
Loan proceeds	171,077,574	141,502,357
Loan transaction costs	(1,203,256)	(836,005)
Loan payments	(129,681,684)	(77,375,959)
Proceeds from exercise of stock options	11,671	130,000
Purchase of Limited Partners’ interests	(55,803)	—
Distributions paid - shareholders	(11,256,990)	(10,753,622)
Distributions paid - unitholders	(3,275,449)	(3,191,865)

Net cash provided by financing activities	26,111,877	49,474,906

Net change in cash and cash equivalents	(9,588,750)	(4,458,752)
Cash and cash equivalents, beginning of period	23,952,594	15,208,835

Cash and cash equivalents, end of period	$14,363,844	$10,750,083

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust

Notes to Consolidated Financial Statements

June 30, 2007

(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected growth markets in the United States. The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiary. At June 30, 2007, the Company owned interests in 53 operating properties (consisting of 48 retail properties, four commercial operating properties and an associated parking garage) and had 12 properties under development or redevelopment (including the Glendale Town Center and Shops at Eagle Creek properties, both of which are undergoing a major redevelopment). Of the 65 total properties held at June 30, 2007, the Company owned a non-controlling interest in two operating properties that were accounted for under the equity method. In addition, the Company owned a non-controlling interest in one parcel of development land that was accounted for under the equity method.

Note 2. Basis of Presentation

The accompanying financial statements of the Company are presented on a consolidated basis and include all accounts of the Company, the Operating Partnership, the taxable REIT subsidiary of the Operating Partnership and any variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The Company consolidates properties that are wholly owned as well as properties it controls but in which it owns less than a 100% interest. Control of a property is demonstrated by:

•	the Company’s ability to manage day-to-day operations,
•	the Company’s ability to refinance debt and sell the property without the consent of any other partner or owner, and
•	the inability of any other partner or owner to replace the Company.

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2006 Annual Report on Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest. The Company adjusts the Limited Partners’ interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership. This adjustment is reflected in the Company’s shareholders’ equity. The Company’s and the Limited Partners’ interests in the Operating Partnership for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Company’s weighted average diluted interest in Operating Partnership	77.7%	77.2%	77.7%	77.0%
Limited Partners’ weighted average diluted interests in Operating Partnership	22.3%	22.8%	22.3%	23.0%

The Company’s and the Limited Partners’ interests in the Operating Partnership at June 30, 2007 and December 31, 2006 were as follows:

	Balance at

	June 30, 2007	December 31, 2006

Company’s interest in Operating Partnership	77.5%	77.4%
Limited Partners’ interests in Operating Partnership	22.5%	22.6%

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

Potential dilutive securities include outstanding share options, units of the Operating Partnership, which may be exchanged for cash or shares under certain circumstances, and deferred share units, which may be credited to non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares. The only securities that had a potentially dilutive effect for the three and six month periods ended June 30, 2007 and 2006 were outstanding share options and deferred share units, the dilutive effect of which was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Dilutive effect of outstanding share options to outstanding common shares	321,660	112,233	317,668	122,201
Dilutive effect of deferred share units to outstanding common shares	4,647	—	4,122	—

Total dilutive effect of securities	326,307	112,233	321,790	122,201

Note 4. Redevelopment Activity

Glendale Town Center

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

During the first six months of 2007, the Company terminated a number of leases and commenced the demolition of portions of the enclosed mall area. Demolition occurred in preparation of the April 2007 sale of a 10.5 acre pad to Target Corporation, on which Target Corporation will build a new Target store. The Company has been engaged as construction manager for the construction of this new store.

The Company received a commitment in the form of tax increment financing ("TIF") from the City of Indianapolis totaling approximately $5.7 million. This amount is payable in six monthly installments from the date of the April 2007 closing. The proceeds of this TIF ($1.9 million through June 30, 2007) have been applied as an offset to the cost of the redevelopment.

The net proceeds of this sale and the TIF have been applied to the overall cost of the redevelopment and, accordingly, no gain or loss was recorded. The Company's overall investment is expected to be recoverable through projected future cash flows from the redevelopment property.

Shops at Eagle Creek

In 2005, Winn-Dixie Stores, Inc. filed for Chapter 11 bankruptcy protection to reorganize its business operations.  In February 2006, Winn-Dixie announced plans to close its store at Shops at Eagle Creek but had not at that date rejected the lease at this property.  In May 2006, the Company acquired the lease with Winn-Dixie in a bankruptcy auction for approximately $1.4 million. The space formerly occupied by Winn-Dixie at this property contained approximately 51,700 square feet, or approximately 68% of the total leasable square footage of the property.

The Company is currently redeveloping the former Winn-Dixie space into two smaller spaces, and has therefore classified it as a redevelopment property. In December 2006, the Company signed a lease with Staples for approximately 25,800 square feet of the space with rent expected to commence in November 2007 and is negotiating with several prospective tenants for the remaining space.

The Company anticipates its total investment in the redevelopment at Shops at Eagle Creek will be approximately $4 million.

Note 5. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at June 30, 2007 and December 31, 2006:

	Balance at

	June 30, 2007	December 31, 2006

Line of credit	$142,974,024	$111,550,000
Mortgage notes payable - fixed rate	342,853,725	344,029,510
Construction notes payable - variable rate	115,574,241	94,505,099
Mortgage notes payable - variable rate	4,699,536	14,621,027
Net premiums on acquired debt	2,054,915	2,270,344

Total mortgage and other indebtedness	$608,156,441	$566,975,980

Indebtedness, including weighted average maturities and weighted average interest rates at June 30, 2007, is summarized below:

	June 30, 2007

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total

Fixed rate debt	$342,853,725	7.4	5.98%	57%
Floating rate debt (hedged)	75,000,000	1.3	5.70%	12%

Total fixed rate debt	417,853,725	6.3	5.93%	69%
Construction debt	115,574,241	1.0	6.84%	19%
Other variable rate debt	147,673,560	3.6	6.58%	24%
Floating rate debt (hedged)	(75,000,000)	-1.3	-6.57%	-12%

Total variable rate debt	188,247,801	2.9	6.74%	31%
Net premiums on acquired debt	2,054,915	N/A	N/A	N/A

Total debt	$608,156,441	5.3	6.18%	100.0%

Mortgage and construction loans are collateralized by certain real estate properties and are generally due in monthly installments of interest and principal and mature over various terms through 2022. Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread of 115 to 175 basis points. At June 30, 2007, one-month LIBOR and Prime interest rates were 5.32% and 8.25%, respectively. Fixed interest rates on mortgage loans range from 5.11% to 7.65%.

For the six months ended June 30, 2007, the Company had loan borrowing proceeds of $171.1 million and loan repayments of $129.7 million. The major components of this activity are as follows:

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

•	In February 2007, the Company repaid the $9.8 million outstanding balance on the variable rate loan on the Courthouse Shadows property with proceeds from its new unsecured revolving credit facility;
•	In March 2007, the Company purchased approximately 105 acres of land in Apex, North Carolina for approximately $14.5 million with borrowings from the new unsecured revolving credit facility;
•

For the six months ended June 30, 2007, the Company used proceeds from its secured and unsecured revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $32.7 million for development, redevelopment, acquisitions and general working capital purposes; and

•	Scheduled principal payments totaled approximately $1.3 million during the six months ended June 30, 2007.

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

As of June 30, 2007, the total amount available for borrowing under the unsecured facility was approximately $200 million, of which $143.0 million was outstanding. The Company currently has 48 unencumbered assets; 45 of which are wholly owned and used as collateral under the unsecured credit facility and three of which are joint venture assets. The major unencumbered assets include: 50 S. Morton, Peakway at 55, Bolton Plaza, Centre at Panola Phase II, Circuit City Plaza, Cornelius Gateway Shops, Delray Marketplace, Fishers Station Marsh, Frisco Bridges, Greyhound Commons, Martinsville Shops, Noblesville Partners, Pipeline Pointe, Shops at Otty, Sunland II, Weston Park, and Zionsville Place.

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

The Company believes it is in compliance with all applicable covenants under the unsecured facility as of June 30, 2007.

Note 6. Shareholders’ Equity

On May 7, 2007, the Company’s Board of Trustees declared a cash distribution of $0.195 per common share for the second quarter of 2007. Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.195 per Operating Partnership unit for the same period. These distributions were accrued as of June 30, 2007 and were paid on July 18, 2007.

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

On February 28, 2007, an additional portion of the unsecured facility was hedged by an interest rate swap with a notional amount of $25 million and a fixed interest rate of 6.17% maturing February 18, 2011. In addition, as of June 30, 2007 the Company had two remaining interest rate swaps outstanding totaling $50 million that were entered into during 2005 to hedge variable cash flows associated with existing variable rate debt, both of which matured on August 1, 2007. Also on August 1, 2007, in conjunction with the maturity of these two swaps, an additional portion of the unsecured facility was hedged by an interest rate swap with a notional amount of $50 million and a fixed rate of 6.32% maturing February 20, 2011.

The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as hedges.

The following sets forth comprehensive income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net income	$2,766,127	$1,540,371	$4,404,177	$3,312,918
Other comprehensive income[1]	257,953	67,507	39,961	250,821

Comprehensive income	$3,024,080	$1,607,878	$4,444,138	$3,563,739

____________________
1	Represents the changes in the fair value of derivative instruments accounted for as cash flow hedges.

Note 8. Sale of Asset

In June 2006, the Company terminated its lease with Marsh Supermarkets and sold the store at its Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $458,000 after tax).  The total proceeds from these transactions of $14 million included a $2.5 million note from Marsh Supermarkets with monthly installments payable through June 30, 2008, and $2.5 million of cash received from the termination of the Company’s lease with Marsh Supermarkets.  All monthly payments on the note have been made as scheduled through August 2007. The note is guaranteed by the parent company of Marsh Supermarkets.  Marsh Supermarkets at Naperville Marketplace was owned by the Company’s taxable REIT subsidiary.  A portion of the proceeds from this sale were used to pay off related indebtedness of approximately $11.6 million.

Note 9. Segment Data

The operations of the Company are aligned into two business segments: (1) real estate operation and development and (2) construction and advisory services. Segment data of the Company for the three and six months ended June 30, 2007 and 2006 are as follows:

Three Months Ended June 30, 2007	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$26,033,802	$26,021,895	$52,055,697	$(16,234,638)	$35,821,059
Operating expenses, cost of construction and services, general, administrative and other	8,495,546	25,110,074	33,605,620	(15,858,084)	17,747,536
Depreciation and amortization	8,119,627	14,091	8,133,718	—	8,133,718

Operating income	9,418,629	897,730	10,316,359	(376,554)	9,939,805
Interest expense	(6,283,106)	(223,979)	(6,507,085)	277,726	(6,229,359)
Income tax expense of taxable REIT subsidiary	—	(7,991)	(7,991)	—	(7,991)
Minority interest in income of consolidated subsidiaries	(247,465)	—	(247,465)	—	(247,465)
Equity in earnings of unconsolidated entities	99,579	—	99,579	—	99,579
Limited Partners’ interests in the Operating Partnership	(662,294)	(147,367)	(809,661)	21,219	(788,442)

Net income	$2,325,343	$518,393	$2,843,736	$(77,609)	$2,766,127

Total assets	$1,007,086,021	$49,858,648	$1,056,944,669	$(37,777,880)	$1,019,166,789

Three Months Ended June 30, 2006	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$22,231,695	$21,543,781	$43,775,476	$(12,834,752)	$30,940,724
Operating expenses, cost of construction and services, general, administrative and other	7,733,547	20,208,132	27,941,679	(12,043,474)	15,898,205
Depreciation and amortization	7,826,347	16,567	7,842,914	—	7,842,914

Operating income	6,671,801	1,319,082	7,990,883	(791,278)	7,199,605
Interest expense	(4,615,175)	(126,274)	(4,741,449)	126,274	(4,615,175)
Loss on sale of asset	(764,008)	—	(764,008)	—	(764,008)
Income tax benefit (expense) of taxable REIT subsidiary	305,603	(155,300)	150,303	—	150,303
Minority interest in income of consolidated subsidiaries	(31,401)	(6,585)	(37,986)	—	(37,986)
Equity in earnings of unconsolidated entities	61,749	—	61,749	—	61,749
Limited Partners’ interests in the Operating Partnership	(368,610)	(238,561)	(607,171)	153,054	(454,117)

Net income	$1,259,959	$792,362	$2,052,321	$(511,950)	$1,540,371

Total assets	$837,966,764	$43,199,693	$881,166,457	$(23,650,128)	$857,516,329

Six Months Ended June 30, 2007	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$51,009,189	$46,653,684	$97,662,873	$(31,388,867)	$66,274,006
Operating expenses, cost of construction and services, general, administrative and other	16,600,255	44,836,872	61,437,127	(30,468,853)	30,968,274
Depreciation and amortization	16,846,364	36,557	16,882,921	—	16,882,921

Operating income	17,562,570	1,780,255	19,342,825	(920,014)	18,422,811
Interest expense	(12,521,125)	(302,676)	(12,823,801)	411,124	(12,412,677)
Income tax expense of taxable REIT subsidiary	—	(262,606)	(262,606)	—	(262,606)
Minority interest in income of consolidated subsidiaries	(249,221)	—	(249,221)	—	(249,221)
Equity in earnings of unconsolidated entities	169,875	—	169,875	—	169,875
Limited Partners’ interests in the Operating Partnership	(1,106,548)	(270,940)	(1,377,488)	113,483	(1,264,005)

Net income	$3,855,551	$944,033	$4,799,584	$(395,407)	$4,404,177

Total assets	$1,007,086,021	$49,858,648	$1,056,944,669	$(37,777,880)	$1,019,166,789

Six Months Ended June 30, 2006	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$43,026,549	$35,481,158	$78,507,707	$(19,133,925)	$59,373,782
Operating expenses, cost of construction and services, general, administrative and other	14,644,943	33,577,800	48,222,743	(18,254,549)	29,968,194
Depreciation and amortization	15,331,655	33,494	15,365,149	—	15,365,149

Operating income	13,049,951	1,869,864	14,919,815	(879,376)	14,040,439
Interest expense	(9,185,151)	(266,177)	(9,451,328)	266,161	(9,185,167)
Loss on sale of asset	(764,008)	—	(764,008)	—	(764,008)
Income tax benefit (expense) of taxable REIT subsidiary	305,603	(168,587)	137,016	—	137,016
Minority interest in income of consolidated subsidiaries	(68,925)	(6,585)	(75,510)	—	(75,510)
Equity in earnings of unconsolidated entities	149,722	—	149,722	—	149,722
Limited Partners’ interests in the Operating Partnership	(802,055)	(328,558)	(1,130,613)	141,039	(989,574)

Net income	$2,685,137	$1,099,957	$3,785,094	$(472,176)	$3,312,918

Total assets	$837,966,764	$43,199,693	$881,166,457	$(23,650,128)	$857,516,329

Note 10. New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 does not permit fair value measurement for certain assets and liabilities, including consolidated subsidiaries, interests in VIEs, and assets and liabilities recognized as leases under SFAS No. 13 “Accounting for Leases”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in addition to those that are already required under other accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s financial position or results of operations.

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

As of June 30, 2007, the Company had outstanding letters of credit totaling $10.1 million. At that date, there were no amounts advanced against these instruments.

Joint venture debt is the liability of the joint venture and the lender has limited recourse to the Company. As of June 30, 2007, the Company’s share of joint venture indebtedness was approximately $25.2 million.

Note 12. Subsequent Events

On August 7, 2007, the Company’s Board of Trustees declared a cash distribution of $0.205 per common share for the third quarter of 2007.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.205 per Operating Partnership unit for the same period.  These distributions are payable on October 16, 2007 to shareholders and unitholders of record as of October 4, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the accompanying historical financial statements and related notes thereto. In this discussion, unless the context suggests otherwise, references to “our Company,” “we,” “us” and “our” mean Kite Realty Group Trust and its subsidiaries.

Overview

Kite Realty Group Trust, through its majority-owned subsidiary, Kite Realty Group, L.P., is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected growth markets in the United States. We also provide real estate facility management, construction, development and other advisory services to third parties. We derive revenues primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. We also derive revenues from providing management, leasing, real estate development, construction and real estate advisory services through our taxable REIT subsidiary. Our operating results therefore depend materially on the ability of our tenants to make required payments and overall real estate market conditions. In the future, we intend to focus on pursuing targeted development and acquisitions of neighborhood and community shopping centers. We expect to incur additional debt in connection with any future development or acquisitions of real estate.

As of June 30, 2007, we owned interests in a portfolio of 48 operating retail properties totaling approximately 7.0 million square feet of gross leasable area (including non-owned anchor space) and had 12 entities in our development/redevelopment pipeline in which the Company has an interest (including our Glendale Town Center and Shops at Eagle Creek properties, both of which are undergoing a major redevelopment). Upon completion, our development/revelopment properties are anticipated to have approximately 2.2 million square of total gross leasable area. As of June 30, 2007, we also owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area and an associated parking garage.

In addition to our current development pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are in the final stages of preparation for construction to commence. As of June 30, 2007, this visible shadow pipeline consisted of four projects that are expected to contain approximately 2.3 million square feet of total gross leasable area upon completion.

Finally, as of June 30, 2007, we also owned interests in other land parcels comprising approximately 125 acres, the majority of which have predevelopment activities underway for new retail expansion or development.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheet.

In April 2007, we announced plans to redevelop the Glendale Mall property in Indianapolis, Indiana into a 685,000 total square foot power center to be anchored by a new 129,000 square foot Target (non-owned), Macy's, and Lowe's Home Improvement (non-owned), to be renamed Glendale Town Center.   During the period of redevelopment, approximately 330,000 square feet of space at this property is being leased by tenants that are also expected to occupy space upon completion of the redevelopment.

During the first six months of 2007, we terminated a number of leases and commenced the demolition of portions of the enclosed mall area. Demolition occurred in preparation of the April 2007 sale of a 10.5 acre pad to Target Corporation, on which Target Corporation will build a new Target store. We have been engaged as construction manager for the construction of this new store.

Target is expected to open for business in the summer of 2008. In addition to the new Target and existing anchor tenants, Glendale Town Center will include the existing Kerasotes Theatres, Staples, and Indianapolis-Marion County Public Library. The center is also expected to include new small shop and professional office space, as well as two new outlots. We anticipate the remainder of the center to open in the second half of 2008.

We received a commitment in the form of tax increment financing ("TIF") from the City of Indianapolis totaling approximately $5.7 million. This amount is payable in six monthly installments from the date of the April 2007 closing. The proceeds of this TIF ($1.9 million through June 30, 2007) have been applied as an offset to the cost of the redevelopment.

The net proceeds of this sale and the TIF have been applied to the overall cost of the redevelopment and, accordingly, no gain or loss was recorded. Our overall investment is expected to be recoverable through projected future cash flows from the redevelopment property.

In 2005, Winn-Dixie Stores, Inc. filed for Chapter 11 bankruptcy protection to reorganize its business operations.  In February 2006, Winn-Dixie announced plans to close its store at Shops at Eagle Creek but had not at that date rejected the lease at this property.  In May 2006, we acquired the lease with Winn-Dixie in a bankruptcy auction for approximately $1.4 million. The space formerly occupied by Winn-Dixie at this property contained approximately 51,700 square feet, or approximately 68% of the total leasable square footage of the property.

We are currently redeveloping the former Winn-Dixie space into two smaller spaces, and have therefore classified it as a redevelopment property. In December 2006, we signed a lease with Staples for approximately 25,800 square feet of the space with rent expected to commence in November 2007 and are negotiating with several prospective tenants for the remaining space.

We anticipate our total investment in the redevelopment at Shops at Eagle Creek will be approximately $4 million.

Results of Operations

Acquisition and Development Activities

The comparability of results of operations is significantly affected by our development, redevelopment, and acquisition activities in 2006 and 2007. At June 30, 2007, we owned interests in 53 operating properties (consisting of 48 retail properties, four operating commercial properties and an associated parking garage) and 12 entities that held development or redevelopment properties in which we have an interest (including our Glendale Town Center and Shops at Eagle Creek properties which are undergoing major redevelopment). Of the 65 total properties held at June 30, 2007, two operating properties were owned through joint ventures and accounted for under the equity method.

Between January 1, 2006 and June 30, 2007, we acquired and placed in service the following three operating retail properties:

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

The following development properties became operational or partially operational from January 1, 2006 through June 30, 2007:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA

Eagle Creek Lowe’s	Naples, FL	February 2006	N/A	[2]
Estero Town Commons	Naples, FL	April 2006	25,600	[3]
Beacon Hill	Crown Point, IN	June 2006	57,200
Naperville Marketplace	Chicago, IL	August 2006	99,600
Zionsville Place	Zionsville, IN	August 2006	12,400
Sandifur Plaza	Tri-Cities, WA	January 2007	27,400
Gateway Shopping Center	Marysville, WA	April 2007	79,200

____________________
1	Represents the month in which we started receiving rental payments under tenant leases or ground leases at the property.
2	Property is ground leased to a single tenant.
3	Lowe's Home Improvement ground lease commenced this month.

In addition, Phase II of our Stoney Creek Commons shopping center became partially operational during July 2006. The addition to this property consists of approximately 49,300 square feet of owned GLA.

At June 30, 2006, we owned interests in 48 operating properties (consisting of 43 retail properties, four commercial operating properties and an associated parking garage) and had 12 properties under development (including Kedron Village). Of the 60 total properties held at June 30, 2006, two operating properties were owned through joint ventures and accounted for under the equity method.

Comparison of Operating Results for the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

The following table reflects our consolidated statements of operations for the three months ended June 30, 2007 and 2006 (unaudited):

	Three Months Ended June 30,		Increase (Decrease) 2007 to 2006

	2007	2006

Revenue:
Rental income (including tenant reimbursements)	$23,268,608	$20,927,450	$2,341,158
Other property related revenue	2,286,084	944,966	1,341,118
Construction and service fee revenue	10,176,315	9,036,996	1,139,319
Other income, net	90,052	31,312	58,740
Expenses:
Property operating expense	3,519,356	3,274,984	244,372
Real estate taxes	3,077,480	3,122,720	(45,240)
Cost of construction and services	9,521,852	7,899,325	1,622,527
General, administrative, and other	1,628,848	1,601,176	27,672
Depreciation and amortization	8,133,718	7,842,914	290,804

Operating income	9,939,805	7,199,605	2,740,200
Add:
Equity in earnings of unconsolidated entities	99,579	61,749	37,830
Deduct:
Interest expense	6,229,359	4,615,175	1,614,184
Loss on sale of asset	—	764,008	(764,008)
Income tax expense (benefit) of taxable REIT subsidiary	7,991	(150,303)	158,294
Minority interest in income of consolidated subsidiaries	247,465	37,986	209,479
Limited Partners’ interests in the Operating Partnership	788,442	454,117	334,325

Net income	$2,766,127	$1,540,371	$1,225,756

Rental income (including tenant reimbursements) increased approximately $2.3 million, or 11%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$2,427,248
Development properties that became operational or partially operational in 2006 or 2007	472,033
Properties under redevelopment during 2007	(990,173)
Properties fully operational during 2006 and 2007 & other	432,050

Total	$2,341,158

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.4 million increase in rental income was primarily related to the write off to income of $0.9 million of intangible lease obligations in connection with the termination of a lease at our Silver Glen Crossings property. A new tenant has taken possession of the space and rent commenced in July 2007. This increase was partially offset by the following:

•	$0.3 million decrease reflecting the sale of Naperville Marketplace Marsh Supermarkets in the second quarter of 2006; and

•	$0.1 million decrease due to the termination of a lease at our 30 South property in the fourth quarter of 2006.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $1.3 million, or 142%, primarily as a result of an increase of $0.8 million in lease termination fees and a $0.5 million increase in gains on land sales.

Construction revenue and service fees increased approximately $1.1 million, or 13%, primarily due to an increase in the level of third party construction contracts.

Other income increased approximately $0.1 million, or 188%, primarily as a result of increased interest income earned on our outstanding cash balances, interest income earned on a real estate tax refund for fiscal years 2002 through 2004 at our 30 South property, and increased interest income earned on escrow reserves.

Property operating expenses increased approximately $0.2 million, or 7% due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$470,623
Development properties that became operational or partially operational in 2006 or 2007	126,220
Properties under redevelopment during 2007	(233,691)
Properties fully operational during 2006 and 2007 & other	(118,780)

Total	$244,372

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.1 million decrease in property operating expenses was primarily due to the following:

•	$0.1 million decrease reflecting the sale of Naperville Marketplace Marsh Supermarkets in the second quarter of 2006; and
•	$0.1 million net decrease in bad debt expense at a number of our properties.

Real estate taxes decreased approximately $45,000, or 1% due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$258,553
Development properties that became operational or partially operational in 2006 or 2007	48,063
Properties under redevelopment during 2007	(205,546)
Properties fully operational during 2006 and 2007 & other	(146,310)

Total	$(45,240)

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.1 million decrease in real estate taxes was primarily due to a $0.3 million decrease in estimated real estate taxes paid in arrears at one of our Indiana properties, and was partially offset by net increases in real estate tax assessments of $0.2 million at a number of our properties. The majority of these increases are recoverable from tenants.

Cost of construction and services increased approximately $1.6 million or 21%, primarily due to an increase in the level of third party construction contracts.

Depreciation and amortization expense increased approximately $0.3 million, or 4%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$963,739
Development properties that became operational or partially operational in 2006 or 2007	128,064
Properties under redevelopment during 2007	(185,845)
Properties fully operational during 2006 and 2007 & other	(615,154)

Total	$290,804

Excluding the changes due to the acquisition of properties, transitioned development properties, and properties under redevelopment, the net $0.6 million decrease in depreciation and amortization expense was primarily due to the write off of intangible lease obligations related to our lease with Winn-Dixie at Shops at Eagle Creek, which was terminated in the second quarter of 2006.

Interest expense increased approximately $1.6 million, or 35%, due to the following:

Increase 2007 to 2006

Properties acquired during 2006	$885,349
Development properties that became operational or partially operational in 2006 or 2007	301,665
Properties under redevelopment during 2007	—
Properties fully operational during 2006 and 2007 & other	427,170

Total	$1,614,184

Excluding the changes due to the acquisition of properties and transitioned development properties, the net $0.4 million increase in interest expense was primarily due to a $0.8 million increase attributable to refinancing of two variable rate debt instruments in 2006. This increase was partially offset by the following:

•

$0.2 million decrease in interest expense on the credit facility primarily as a result of decreased amortization of loan fees as a result of the amended and restated unsecured credit facility that was entered into in February 2007; and

•	$0.2 million decrease due to interest expense incurred at the Naperville Marketplace Marsh Supermarkets, which was sold in June 2006.

Loss on sale of asset was $0.8 million in 2006. In June 2006, we terminated our lease with Marsh Supermarkets and sold the store at our Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $0.5 million after tax).

Income tax expense increased $0.2 million, or 105%, primarily due to an income tax benefit that we recorded in the second quarter of 2006 in connection with the sale of Naperville Marketplace Marsh Supermarkets.

Comparison of Operating Results for the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

The following table reflects our consolidated statements of operations for the six months ended June 30, 2007 and 2006 (unaudited):

	Six Months Ended June 30,		Increase (Decrease) 2007 to 2006

	2007	2006

Revenue:
Rental income (including tenant reimbursements)	$45,289,524	$40,357,995	$4,931,529
Other property related revenue	4,738,019	1,996,667	2,741,352
Construction and service fee revenue	16,046,868	16,933,932	(887,064)
Other income, net	199,595	85,188	114,407
Expenses:
Property operating expense	7,609,579	6,309,158	1,300,421
Real estate taxes	5,715,545	5,629,634	85,911
Cost of construction and services	14,587,226	15,084,689	(497,463)
General, administrative, and other	3,055,924	2,944,713	111,211
Depreciation and amortization	16,882,921	15,365,149	1,517,772

Operating income	18,422,811	14,040,439	4,382,372
Add:
Equity in earnings of unconsolidated entities	169,875	149,722	20,153
Deduct:
Interest expense	12,412,677	9,185,167	3,227,510
Loss on sale of asset	—	764,008	(764,008)
Income tax expense (benefit) of taxable REIT subsidiary	262,606	(137,016)	399,622
Minority interest in income of consolidated subsidiaries	249,221	75,510	173,711
Limited Partners’ interests in the Operating Partnership	1,264,005	989,574	274,431

Net income	$4,404,177	$3,312,918	$1,091,259

Rental income (including tenant reimbursements) increased approximately $4.9 million, or 12%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$4,930,013
Development properties that became operational or partially operational in 2006 or 2007	978,105
Properties under redevelopment during 2007	(1,661,113)
Properties fully operational during 2006 and 2007 & other	684,524

Total	$4,931,529

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.7 million increase in rental income was primarily related to the following:

•	$0.9 million due to the write off of intangible lease obligations in connection with the termination of a lease at our Silver Glen Crossings property;

•	$0.4 million of increased common area maintenance and property insurance recoveries from tenants at a number of our properties; and
•	$0.3 million of increased rental income at one of our properties due to two new tenants that began paying rent in the second half of 2006.

These increases were partially offset by the following:

•	$0.7 million decrease reflecting the sale of Naperville Marketplace Marsh Supermarkets in the second quarter of 2006; and
•	$0.3 million decrease due to the termination of a lease at our 30 South property in the fourth quarter of 2006.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $2.7 million, or 137%, primarily as a result of $1.6 million increased gains on land sales and an increase of $1.3 million in lease termination fees. These were partially offset by a decrease of approximately $0.1 million in both in specialty leasing income and overage rent.

Construction revenue and service fees decreased approximately $0.9 million, or 5%, primarily due to a decrease in the level of third party construction contracts.

Other income increased approximately $0.1 million, or 134%, primarily as a result of interest income earned on a real estate tax refund for fiscal years 2002 through 2004 at our 30 South property as well as increased interest income on escrow reserves at one of our properties.

Property operating expenses increased approximately $1.3 million, or 21% due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$1,006,896
Development properties that became operational or partially operational in 2006 or 2007	258,933
Properties under redevelopment during 2007	(326,851)
Properties fully operational during 2006 and 2007 & other	361,443

Total	$1,300,421

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.4 million increase in property operating expenses was primarily due to the following:

•	$0.3 million increase in management fees at a number of our properties; and
•	$0.2 million increase in snow removal expense primarily at our Indiana and Illinois properties, the majority of which is recoverable from tenants.

These increases were partially offset by $0.1 million decrease reflecting the sale of Naperville Marketplace Marsh Supermarkets in the second quarter of 2006.

Real estate taxes increased approximately $0.1 million, or 2%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$453,404
Development properties that became operational or partially operational in 2006 or 2007	62,656
Properties under redevelopment during 2007	(247,367)
Properties fully operational during 2006 and 2007 & other	(182,782)

Total	$85,911

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.2 million decrease in real estate taxes was primarily due to a real estate tax refund, net of related professional fees, of $0.4 million for fiscal years 2002 through 2004 at our 30 South property, which was received in the first half of 2007, partially offset by an net increase in real estate tax assessments of $0.2 million at a number of our properties.

Cost of construction and services decreased approximately $0.5 million or 3%, primarily due to a decrease in the level of third party construction contracts.

Depreciation and amortization expense increased approximately $1.5 million, or 10%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$1,930,700
Development properties that became operational or partially operational in 2006 or 2007	235,842
Properties under redevelopment during 2007	(269,308)
Properties fully operational during 2006 and 2007 & other	(379,462)

Total	$1,517,772

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.4 million decrease in depreciation and amortization expense was primarily due to $0.6 million of intangible lease obligations written off related to our lease with Winn-Dixie at Shops at Eagle Creek, which was terminated in the second quarter of 2006, and was partially offset by a $0.2 million net change in acceleration of depreciation of tenant costs at our fully operational properties in the first half of 2007 compared to the first half of 2006.

Interest expense increased approximately $3.2 million, or 35%, due to the following:

Increase 2007 to 2006

Properties acquired during 2006	$1,889,292
Development properties that became operational or partially operational in 2006 or 2007	484,248
Properties under redevelopment during 2007	—
Properties fully operational during 2006 and 2007 & other	853,970

Total	$3,227,510

Excluding the changes due to the acquisition of properties and transitioned development properties, the net $0.9 million increase in interest expense was primarily due to a $1.5 million increase attributable to refinancing of variable rate debt in 2006. This increase was partially offset by the following:

•	$0.4 million decrease due to interest expense incurred in the first quarter of 2006 at the Naperville Marsh Supermarkets, which was sold during the second quarter of 2006; and
•

$0.3 million decrease in interest expense on the credit facility primarily as a result of decreased amortization of loan fees as a result of the amended and restated unsecured credit facility that was entered into in February 2007.

Loss on sale of asset was $0.8 million in 2006. In June 2006, we terminated our lease with Marsh Supermarkets and sold the store at our Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $0.5 million after tax).

Income tax expense increased $0.4 million, or 292%, primarily due to an income tax benefit that we recorded in the second quarter of 2006 in connection with the sale of Naperville Marketplace Marsh Supermarkets.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents on hand of $14.4 million.

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

As of June 30, 2007, the total amount available for borrowing under the unsecured facility was approximately $200 million, of which $143.0 million was outstanding. We currently have 48 unencumbered assets; 45 of which are wholly owned and used as collateral under the unsecured credit facility and three of which are joint venture assets. The major unencumbered assets include: 50 S. Morton, Peakway at 55, Bolton Plaza, Centre at Panola Phase II, Circuit City Plaza, Cornelius Gateway Shops, Delray Marketplace, Fishers Station Marsh, Frisco Bridges, Greyhound Commons, Martinsville Shops, Noblesville Partners, Pipeline Pointe, Shops at Otty, Sunland II, Weston Park, and Zionsville Place.

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

We believe we are in compliance with all applicable covenants under the unsecured facility as of June 30, 2007.

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

The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the six months ended June 30, 2007, we incurred approximately $35,000 of costs for recurring capital expenditures on operating properties and $0.6 million of costs for tenant improvements and external leasing commissions.

We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the unsecured facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity. As of June 30, 2007, our Glendale Town Center and Shops at Eagle Creek properties were undergoing major redevelopment activities. We anticipate our investment in the redevelopment at Glendale Town Center, net of third party contributions, will be approximately $15 million. We anticipate our investment in the redevelopment at Shops at Eagle Creek will be approximately $4 million. We expect to fund these investments through draws on our unsecured facility.

As of June 30, 2007, we had 10 development projects in our current development pipeline. The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $183.1 million, of which approximately $133.1 million had been incurred as of June 30, 2007. Our share of the total estimated cost is approximately $127.2 million, of which we have incurred approximately $96.9 million as of June 30, 2007. We expect to fund these investments through a combination of new construction loans and draws on our unsecured facility.

In addition to our current development pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are in the final stages of preparation for construction to commence. As of June 30, 2007, this visible shadow pipeline consisted of four projects that are expected to contain approximately 2.3 million square feet at a total estimated project cost of approximately $285.6 million, of which our share is currently expected to be approximately $133.4 million.

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

In August 2005, we filed a registration statement, and subsequent prospectus supplements related thereto, with the Securities and Exchange Commission allowing us to offer, from time to time, common shares or preferred shares for an aggregate initial public offering price of up to $500 million. In May 2007, we issued 30,000 common shares under this registration statement for gross offering proceeds of approximately $0.6 million. We have approximately $358 million remaining under this registration statement.

Cash Flows

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Cash provided by operating activities was $28.8 million for the six months ended June 30, 2007, an increase of $18.3 million from the first six months of 2006. The increase in cash provided by operations was largely attributable to cash provided by increases in the changes in deferred costs and other assets between years of $14.0 million and tenant receivables between years totaling $4.3 million. The increase in cash provided by operations was also the result of the addition of four operating properties purchased in the second half of 2006 and the opening of several properties that were under development during the first half of 2006.

Cash used in investing activities was $64.5 million for the six months ended June 30, 2007, an increase of $0.1 million compared to the first six months of 2006. During the first six months of 2007, we acquired several development land parcels for an aggregate purchase price of approximately $20.4 million, while during the first six months of 2006 approximately $11.3 million was invested in development land parcels.  In addition, during the first six months of 2007, we invested approximately $20.2 million in our development and redevelopment properties compared to approximately $34.3 million in the first six months of 2006. During the first six months of 2006, we also realized net proceeds of $11.1 million from the termination of our lease with Marsh Supermarkets at Naperville Marketplace and the related sale of this asset.

Cash provided by financing activities was $26.1 million for the six months ended June 30, 2007, a decrease of $23.4 million compared to the first six months of 2006. Proceeds from loan transactions, net of loan transaction costs, increased by $29.6 million between periods while loan payments increased by $52.3 million between periods. These increases were largely due to the draw of $118.1 million from the new unsecured credit facility to repay the principal amount outstanding under our then-existing secured revolving credit facility and retire the secured revolving credit facility. In addition, proceeds from loans were also used to finance the acquisition of development land parcels, as well as to fund development activity.

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

The following table reconciles our net income to FFO for the three and six months ended June 30, 2007 and 2006 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net income	$2,766,127	$1,540,371	$4,404,177	$3,312,918
Loss on sale of asset, net of tax	—	458,405	—	458,405
Add Limited Partners’ interests in income	788,442	454,117	1,264,005	989,574
Add depreciation and amortization of consolidated entities, net of minority interest	8,011,344	7,750,309	16,647,218	15,179,002
Add depreciation and amortization of unconsolidated entities	100,762	99,651	201,964	201,670

Funds From Operations of the Kite Portfolio[1]	11,666,675	10,302,853	22,517,364	20,141,569
Deduct Limited Partners’ interests in Funds From Operations	(2,590,819)	(2,351,423)	(5,021,372)	(4,623,375)

Funds From Operations allocable to the Company[1]	$9,075,856	$7,951,430	$17,495,992	$15,518,194

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

Joint venture debt is the liability of the joint venture and has limited recourse to us. As of June 30, 2007, our share of unconsolidated joint venture indebtedness was $25.2 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms.

Market Risk Related to Fixed Rate Debt

We had approximately $608.2 million of outstanding consolidated indebtedness as of June 30, 2007 (inclusive of net premiums on acquired debt of $2.1 million). In February 2007, we entered into an additional $25 million interest rate swap to hedge variable cash flows associated with our unsecured facility which matures on February 18, 2011. The Company also had two remaining interest rate swaps outstanding totaling $50 million that were entered into during 2005 to hedge variable cash flows associated with existing variable rate debt, which both matured on August 1, 2007. Including the effects of these swaps, our fixed and variable rate debt would have been approximately $417.9 million (69%) and $188.2 million (31%), respectively, of our total consolidated indebtedness at June 30, 2007. Reflecting our share of unconsolidated debt, our fixed and variable rate debt is 68% and 32%, respectively, of total consolidated and our share of unconsolidated indebtedness at June 30, 2007.

On August 1, 2007, in conjunction with the two interest rate swaps that matured, an additional portion of the unsecured facility was hedged by an interest rate swap with a notional amount of $50 million and a fixed rate of 6.32% maturing February 20, 2011.

Based on the amount of our fixed rate debt, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $18.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $20.0 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of June 30, 2007 would increase or decrease our annual cash flow by approximately $1.9 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KITE REALTY GROUP TRUST

	By:	/s/ John A. Kite

John A. Kite
August 9, 2007		Chief Executive Officer and President
(Date)		(Principal Executive Officer)

	By:	/s/ Daniel R. Sink

Daniel R. Sink
Chief Financial Officer
August 9, 2007		(Principal Financial Officer and
(Date)		Principal Accounting Officer)