Form 10-Q
period 2007-09-30
KITE REALTY GROUP TRUST
filed 2007-11-09
CIK 1286043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of Common Shares outstanding as of November 2, 2007 was 28,978,169 ($.01 par value)

KITE REALTY GROUP TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which cannot be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

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

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006

Assets:
Investment properties, at cost:
Land	$205,606,892	$190,886,884
Land held for development	23,622,458	21,687,309
Buildings and improvements	607,525,606	582,715,399
Furniture, equipment and other	4,634,331	5,492,726
Construction in progress	196,430,819	155,569,117

	1,037,820,106	956,351,435
Less: accumulated depreciation	(79,099,822)	(63,726,825)

	958,720,284	892,624,610
Cash and cash equivalents	12,305,177	23,952,594
Tenant receivables, including accrued straight-line rent of $5,925,643 and $4,774,063, respectively, net of allowance for uncollectible accounts	16,268,693	15,215,858
Other receivables	10,825,120	18,247,435
Investments in unconsolidated entities, at equity	1,083,221	1,174,371
Escrow deposits	10,626,792	8,604,580
Deferred costs, net	20,190,021	17,532,939
Prepaid and other assets	3,796,628	5,808,926

Total Assets	$1,033,815,936	$983,161,313

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$631,286,273	$566,975,980
Accounts payable and accrued expenses	34,178,025	33,007,119
Deferred revenue and other liabilities	27,257,428	30,156,299
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	87,470	—
Minority interest	4,143,246	4,295,723

Total Liabilities	696,952,442	634,435,121
Commitments and contingencies
Limited Partners’ interests in Operating Partnership	75,794,286	78,812,120
Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 28,916,641 shares and 28,842,831 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	289,166	288,428
Additional paid in capital and other	292,593,664	291,159,647
Accumulated other comprehensive (loss) income	(1,085,582)	297,540
Accumulated deficit	(30,728,040)	(21,831,543)

Total Shareholders’ Equity	261,069,208	269,914,072

Total Liabilities and Shareholders’ Equity	$1,033,815,936	$983,161,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Revenue:
Minimum rent	$18,094,316	$17,262,427	$54,043,116	$49,506,938
Tenant reimbursements	4,525,236	3,787,767	13,865,960	11,901,251
Other property related revenue	3,223,938	1,565,787	7,961,957	3,562,454
Construction and service fee revenue	7,583,235	10,293,822	23,630,103	27,227,754
Other income	519,760	158,632	719,355	243,820

Total revenue	33,946,485	33,068,435	100,220,491	92,442,217
Expenses:
Property operating	3,827,380	3,439,853	11,436,959	9,749,011
Real estate taxes	3,132,986	2,323,799	8,848,531	7,953,433
Cost of construction and services	6,539,643	7,795,070	21,126,869	22,879,759
General, administrative, and other	1,702,354	1,305,599	4,758,278	4,250,312
Depreciation and amortization	7,041,516	7,209,586	23,924,437	22,574,735

Total expenses	22,243,879	22,073,907	70,095,074	67,407,250

Operating income	11,702,606	10,994,528	30,125,417	25,034,967
Interest expense	(6,681,071)	(6,139,761)	(19,093,748)	(15,324,928)
Loss on sale of asset	—	—	—	(764,008)
Income tax expense of taxable REIT subsidiary	(32,789)	(777,600)	(295,395)	(640,584)
Minority interest in income of consolidated subsidiaries	(14,781)	(2,993)	(264,002)	(78,503)
Equity in earnings of unconsolidated entities	48,024	72,261	217,899	221,983
Limited Partners’ interests in the Operating Partnership	(1,130,594)	(936,782)	(2,394,599)	(1,926,356)

Net income	$3,891,395	$3,209,653	$8,295,572	$6,522,571

Income per common share – basic	$0.13	$0.11	$0.29	$0.23

Income per common share – diluted	$0.13	$0.11	$0.28	$0.23

Weighted average Common Shares outstanding - basic	28,915,137	28,824,698	28,889,279	28,696,534

Weighted average Common Shares outstanding - diluted	29,139,244	28,979,356	29,180,860	28,830,042

Dividends declared per common share	$0.2050	$0.1950	$0.5950	$0.5700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,

	2007	2006

Cash flows from operating activities:
Net income	$8,295,572	$6,522,571
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of asset	—	764,008
Minority interest in income of consolidated subsidiaries	264,002	78,503
Equity in earnings of unconsolidated entities	(217,899)	(221,983)
Limited Partners’ interests in Operating Partnership	2,394,599	1,926,356
Distributions of income from unconsolidated entities	289,792	205,406
Straight-line rent	(1,151,580)	(591,676)
Depreciation and amortization	24,724,006	24,034,661
Provision for credit losses	522,323	79,408
Compensation expense for equity awards	568,087	406,702
Amortization of debt fair value adjustment	(323,144)	(323,144)
Amortization of in-place lease liabilities	(3,826,101)	(3,177,990)
Minority interest distributions	(416,479)	(516,200)
Changes in assets and liabilities:
Tenant receivables	(423,578)	(1,286,867)
Deferred costs and other assets	(1,702,652)	(3,697,277)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(1,523,754)	3,216,880

Net cash provided by operating activities	27,473,194	27,419,358
Cash flows from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(87,038,239)	(204,988,645)
Net proceeds from sale of asset	—	11,068,559
Change in construction payables	2,356,155	(1,808,081)
Cash receipts on notes receivable	3,426,820	—
Distributions of capital from unconsolidated entities	106,728	156,594

Net cash used in investing activities	(81,148,536)	(195,571,573)
Cash flows from financing activities:
Offering proceeds, net of offering expenses	495,814	—
Loan proceeds	202,975,750	372,178,219
Loan transaction costs	(1,249,080)	(1,447,027)
Loan payments	(138,342,313)	(176,071,266)
Proceeds from exercise of stock options	11,996	477,841
Purchase of Limited Partner’s interests	(55,803)	—
Distributions paid - shareholders	(16,895,064)	(16,115,078)
Distributions paid - unitholders	(4,913,375)	(4,807,865)

Net cash provided by financing activities	42,027,925	174,214,824

Net change in cash and cash equivalents	(11,647,417)	6,062,609
Cash and cash equivalents, beginning of period	23,952,594	15,208,835

Cash and cash equivalents, end of period	$12,305,177	$21,271,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected growth markets in the United States. The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiary. At September 30, 2007, the Company owned interests in 55 operating properties (consisting of 50 retail properties, four commercial operating properties and an associated parking garage) and owned 11 properties under development or redevelopment (including the Glendale Town Center and Shops at Eagle Creek properties, both of which are undergoing a major redevelopment – see Note 5). Of the 66 total properties held at September 30, 2007, the Company owned non-controlling interests in two operating properties and one parcel of pre-development land that were each accounted for under the equity method.

Note 2. Basis of Presentation

The accompanying financial statements of the Company are presented on a consolidated basis and include all accounts of the Company, the Operating Partnership, the taxable REIT subsidiary of the Operating Partnership and any variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The Company consolidates properties that are wholly owned as well as properties it controls but in which it owns less than a 100% interest. Control of a property is demonstrated by:

•	the Company’s ability to manage day-to-day operations of the property,
•	the Company’s ability to refinance debt and sell the property without the consent of any other partner or owner, and
•	the inability of any other partner or owner to replace the Company as a manager of the property.

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2006 Annual Report on Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest. The Company adjusts the Limited Partners’ interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership. This adjustment is reflected in the Company’s shareholders’ equity. The Company’s and the Limited Partners’ interests in the Operating Partnership for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Company’s weighted average interest in Operating Partnership	77.6%	77.5%	77.6%	77.2%
Limited Partners’ weighted average interests in Operating Partnership	22.4%	22.5%	22.4%	22.8%

The Company’s and the Limited Partners’ interests in the Operating Partnership at September 30, 2007 and December 31, 2006 were as follows:

	Balance at

	September 30, 2007	December 31, 2006

Company’s interest in Operating Partnership	77.5%	77.4%
Limited Partners’ interests in Operating Partnership	22.5%	22.6%

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged for cash or shares under certain circumstances, and deferred share units, which may be credited to non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares. The only securities that had a potentially dilutive effect for the three and nine month periods ended September 30, 2007 and 2006 were outstanding share options and deferred share units, the dilutive effect of which was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Dilutive effect of outstanding share options to outstanding common shares	216,861	154,658	286,759	133,508
Dilutive effect of deferred share units to outstanding common shares	7,246	—	4,822	—

Total dilutive effect	224,107	154,658	291,581	133,508

Note 4. Significant Acquisition and Disposition Activities

2007 Acquisition

•

In January 2007, as also discussed in Note 6, the Company purchased approximately 10 acres of land in Naples, Florida for approximately $6.3 million with borrowings from its then-existing secured revolving credit facility. This land is adjacent to 15.4 acres previously purchased by the Company in 2005;

•

In March 2007, as also discussed in Note 6, the Company purchased approximately 105 acres of land in Apex, North Carolina for approximately $14.5 million with borrowings from the unsecured revolving credit facility. The Company is in the process of developing this land into an approximately 345,000 total square foot shopping center. Some portions of land at this property may be sold to third parties in the future;

•

In August 2007, the Company's unconsolidated joint venture with Prudential Real Estate Investors (the "Venture") purchased approximately 17 acres of land in Cary, North Carolina for a purchase price of approximately $3.4 million, including assignment costs, which was funded through draws from the Venture's variable rate construction loan. This land is adjacent to land previously purchased by the Company in July 2006. As of September 30, 2007, the Company owned a 40% interest in the Venture which, under the terms of the Venture, will be reduced to 20% upon the commencement of construction. The Venture is in the process of developing this land, along with the 100 acres purchased in 2006, into an approximately 1.5 million total square foot mixed used shopping center; and

•

In August 2007, as further discussed in Note 6, the Company purchased approximately 14 acres of land in South Elgin, Illinois for approximately $6.0 million with borrowings from its unsecured revolving credit facility. The Company is in the process of developing this land into an approximately 308,000 total square foot shopping center.

2006 Acquisitions

In April 2006, the Company acquired Kedron Village, a neighborhood shopping center located in Peachtree, Georgia (a suburb of Atlanta) for a total purchase price of $34.9 million, net of purchase price adjustments, including tenant improvement and leasing commission credits, of $2.0 million. The Company funded the initial purchase price in April 2006 and completed the acquisition in July 2006.

In July 2006, the Company made the following significant operating property and land acquisitions:

•

The Company acquired the remaining 15% economic interest from its joint venture partner in Wal-Mart Plaza in Gainesville, Florida for $3.9 million. The Company also assumed management responsibilities for the property;

•	The Company acquired approximately 100 acres of land in Cary, North Carolina for a purchase price of approximately $35.6 million. This land was contributed to the Venture in December 2006; and
•

The Company acquired three 100% leased neighborhood shopping centers located in Naples Florida (Courthouse Shadows, Pine Ridge Crossing, and Riverchase) for a total purchase price of approximately $57.9 million.

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

2006 Disposition

In June 2006, the Company terminated its lease with Marsh Supermarkets and sold the store at its Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $458,000 after tax).  The total proceeds from these transactions of $14 million included a $2.5 million note from Marsh Supermarkets with monthly installments payable through June 30, 2008, and $2.5 million of cash received from the termination of the Company’s lease with Marsh Supermarkets.  All monthly payments on the note have been made as scheduled through November 2007. The note is guaranteed by the parent company of Marsh Supermarkets.  Marsh Supermarkets at Naperville Marketplace was owned by the Company’s taxable REIT subsidiary.  A portion of the proceeds from this sale was used to pay off related indebtedness of approximately $11.6 million.

Note 5. Redevelopment Activity

Glendale Town Center

In April 2007, the Company announced plans to redevelop the Glendale Mall property in Indianapolis, Indiana into a 685,000 total square foot power center (renamed Glendale Town Center) that will be anchored by a new 129,000 square foot Target (non-owned) and will also include Macy's and Lowe's Home Improvement (non-owned). During the period of redevelopment, approximately 330,000 square feet of space at this property is being leased by tenants that are also expected to occupy space upon completion of the redevelopment.

In connection with this redevelopment, through the first nine months of 2007, the Company terminated a number of leases and completed the demolition of major portions of the enclosed mall area. This demolition was done in preparation for the Company to sell a 10.5 acre pad to Target Corporation, on which Target has begun construction of a new Target store. The Company has been engaged as construction manager for the construction of this new store.

The Company received a commitment in the form of tax increment financing ("TIF") from the City of Indianapolis totaling approximately $5.7 million, which is receivable in six monthly installments from the date of the April 2007 closing. Through September 30, 2007, the Company received $4.6 million in proceeds from this TIF. The last installment of the TIF was received in October 2007.

The net proceeds of this sale of land to Target and amount of the TIF commitment have been applied to the overall cost of the redevelopment and, accordingly, no gain or loss was recorded. The Company's overall net investment of approximately $15 million is expected to be recoverable through projected future cash flows from the redeveloped property.

Shops at Eagle Creek

In 2005, Winn-Dixie Stores, Inc. filed for Chapter 11 bankruptcy protection to reorganize its business operations.  In February 2006, Winn-Dixie announced plans to close its store at Shops at Eagle Creek in Naples, Florida but had not at that date rejected the lease at this property.  In May 2006, the Company acquired the lease with Winn-Dixie in a bankruptcy auction for approximately $0.9 million, net of receivables of approximately $0.4 million due to the Company from Winn-Dixie. The space formerly occupied by Winn-Dixie at this property contained approximately 51,700 square feet, or approximately 68% of the total leasable square footage of the property.

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

Note 6. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at September 30, 2007 and December 31, 2006:

	Balance at

	September 30, 2007	December 31, 2006

Line of credit	$148,774,024	$111,550,000
Mortgage notes payable - fixed rate	342,269,718	344,029,510
Construction notes payable - variable rate	133,672,418	94,505,099
Mortgage notes payable - variable rate	4,622,913	14,621,027
Net premiums on acquired debt	1,947,200	2,270,344

Total mortgage and other indebtedness	$631,286,273	$566,975,980

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at September 30, 2007, is summarized below:

	September 30, 2007

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total

Fixed rate debt	$342,269,718	7.2	6.00%	54%
Floating rate debt (hedged)	85,000,000	3.1	6.24%	14%

Total fixed rate debt	427,269,718	6.4	6.05%	68%
Construction debt	133,672,418	0.9	6.61%	21%
Other variable rate debt	153,396,937	3.3	6.39%	25%
Floating rate debt (hedged)	(85,000,000)	-3.1	-6.38%	-14%

Total variable rate debt	202,069,355	1.8	6.53%	32%
Net premiums on acquired debt	1,947,200	N/A	N/A	N/A

Total debt	$631,286,273	4.9	6.20%	100.0%

Mortgage and construction loans are collateralized by certain real estate properties and are generally due in monthly installments of interest and principal and mature over various terms through 2022. Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread of 115 to 175 basis points. At September 30, 2007, one-month LIBOR and Prime interest rates were 5.13% and 7.75%, respectively. Fixed interest rates on mortgage loans range from 5.11% to 7.65%.

For the nine months ended September 30, 2007, the Company had loan borrowing proceeds of $203.0 million and loan repayments of $138.3 million. The major components of this activity are as follows:

•

In January 2007, as also discussed in Note 4, the Company purchased approximately 10 acres of land in Naples, Florida for approximately $6.3 million with borrowings from its then-existing secured revolving credit facility;

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
•

In March 2007, as also discussed in Note 4, the Company purchased approximately 105 acres of land in Apex, North Carolina for approximately $14.5 million with borrowings from the new unsecured revolving credit facility;

•

In August 2007, as also discussed in Note 4, the Company purchased approximately 14 acres of land in South Elgin, Illinois for approximately $6.0 million with borrowings from its unsecured revolving credit facility. To finance the development of this land, in September 2007 the Company borrowed approximately $4.4 million on a variable rate construction loan with a rate of LIBOR + 1.25% that matures in December 2007;

•	In September 2007, the Company repaid $8.0 million of the unsecured revolving credit facility using proceeds from recent land sales and available working capital;
•

In addition to preceding activity, for the nine months ended September 30, 2007, the Company used proceeds from its revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $54.1 million for development, redevelopment, acquisitions and general working capital purposes; and

•	The Company made scheduled principal payments totaled approximately $2.0 million during the nine months ended September 30, 2007.

On February 20, 2007, the Operating Partnership entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (the “unsecured facility”). The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option. Borrowings under the new unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on the Company's leverage. The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount. Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $400 million. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

The amount that the Company may borrow under the unsecured facility is based on the value of properties in the unencumbered property pool. The Company currently has 47 unencumbered assets, 44 of which are wholly owned and used to calculate the amount available for borrowing under the unsecured credit facility, and three of which are joint venture assets. The major unencumbered assets include: Silver Glen, Glendale Town Center, King's Lake, Hamilton Crossing, Waterford Lakes, Eastgate Pavilion, Wal-Mart Plaza, Market Street Village, and Courthouse Shadows. As of September 30, 2007, the total amount available for borrowing under the unsecured facility was approximately $196.7 million, of which $148.8 million was outstanding.

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

The Company believes it is in compliance with all applicable covenants under the unsecured facility as of September 30, 2007.

Note 7. Shareholders’ Equity

On August 7, 2007, the Company’s Board of Trustees declared a cash distribution of $0.205 per common share for the third quarter of 2007.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.205 per Operating Partnership unit for the same period.  These distributions were accrued as of September 30, 2007 and were paid on October 16, 2007 to shareholders and unitholders of record as of October 4, 2007.

Note 8. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates. In order to manage volatility relating to interest rate risk, the Company may enter into interest rate hedging transactions from time to time. The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as hedges. For the first nine months of 2007, the Company's hedging activity was comprised of the following activities:

•	On February 28, 2007, a portion of the unsecured facility was hedged by an interest rate swap with a notional amount of $25 million and a fixed interest rate of 6.17% maturing February 18, 2011;
•

On August 1, 2007, two of the Company's outstanding interest rate swaps totaling $50 million matured. These swaps were entered into during 2005 to hedge variable cash flows associated with existing variable rate debt and had a fixed interest rate of 5.28% and 5.55%;

•

On August 1, 2007, in connection with these maturities, an additional portion of the unsecured facility was hedged by an interest rate swap with a notional amount of $50 million and a fixed rate of 6.32% maturing February 20, 2011;

•

On August 17, 2007, a portion of the Company's variable rate construction loan at Naperville Marketplace was hedged by an interest rate swap agreement with a notional amount of $10 million and a fixed interest rate of 6.05% maturing December 30, 2008; and

•

On August 17, 2007, a portion of the Venture's variable rate construction loan at Parkside Town Commons was hedged by an interest rate swap agreement with a notional amount of $42 million and a fixed interest rate of 5.60% maturing March 2, 2009.

The following sets forth comprehensive income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net income	$3,891,395	$3,209,653	$8,295,572	$6,522,571
Other comprehensive loss[1]	(1,423,083)	(266,495)	(1,383,122)	(15,674)

Comprehensive income	$2,468,312	$2,943,158	$6,912,450	$6,506,897

____________________
1	Represents the changes in the fair value of derivative instruments accounted for as cash flow hedges.

Note 9. Segment Data

The operations of the Company are aligned into two business segments: (1) real estate operation and development and (2) construction and advisory services. Segment data of the Company for the three and nine months ended September 30, 2007 and 2006 are as follows:

Three Months Ended September 30, 2007	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$26,894,582	$27,118,188	$54,012,770	$(20,066,285)	$33,946,485
Operating expenses, cost of construction and services, general, administrative and other	7,952,844	25,898,013	33,850,857	(18,648,494)	15,202,363
Depreciation and amortization	7,004,858	36,658	7,041,516	—	7,041,516

Operating income	11,936,880	1,183,517	13,120,397	(1,417,791)	11,702,606
Interest expense	(6,773,119)	(225,625)	(6,998,744)	317,673	(6,681,071)
Income tax expense of taxable REIT subsidiary	—	(32,789)	(32,789)	—	(32,789)
Minority interest in income of consolidated subsidiaries	(14,781)	—	(14,781)	—	(14,781)
Equity in earnings of unconsolidated entities	48,024	—	48,024	—	48,024
Limited Partners’ interests in the Operating Partnership	(1,169,091)	(208,438)	(1,377,529)	246,935	(1,130,594)

Net income	$4,027,913	$716,665	$4,744,578	$(853,183)	$3,891,395

Total assets	$1,032,727,425	$47,108,079	$1,079,835,504	$(46,019,568)	$1,033,815,936

Three Months Ended September 30, 2006	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$23,090,004	$23,870,555	$46,960,559	$(13,892,124)	$33,068,435
Operating expenses, cost of construction and services, general, administrative and other	7,449,179	21,016,002	28,465,181	(13,600,860)	14,864,321
Depreciation and amortization	7,192,536	17,050	7,209,586	—	7,209,586

Operating income	8,448,289	2,837,503	11,285,792	(291,264)	10,994,528
Interest expense	(6,139,774)	(109,563)	(6,249,337)	109,576	(6,139,761)
Income tax expense of taxable REIT subsidiary	—	(777,600)	(777,600)	—	(777,600)
Minority interest in income of consolidated subsidiaries	(9,578)	6,585	(2,993)	—	(2,993)
Equity in earnings of unconsolidated entities	72,261	—	72,261	—	72,261
Limited Partners’ interests in the Operating Partnership	(535,712)	(442,118)	(977,830)	41,048	(936,782)

Net income	$1,835,486	$1,514,807	$3,350,293	$(140,640)	$3,209,653

Total assets	$972,245,408	$38,459,614	$1,010,705,022	$(18,647,360)	$992,057,662

Nine Months Ended September 30, 2007	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$77,903,771	$73,771,873	$151,675,644	$(51,455,153)	$100,220,491
Operating expenses, cost of construction and services, general, administrative and other	24,553,099	70,734,886	95,287,985	(49,117,348)	46,170,637
Depreciation and amortization	23,851,222	73,215	23,924,437	—	23,924,437

Operating income	29,499,450	2,963,772	32,463,222	(2,337,805)	30,125,417
Interest expense	(19,294,244)	(528,301)	(19,822,545)	728,797	(19,093,748)
Income tax expense of taxable REIT subsidiary	—	(295,395)	(295,395)	—	(295,395)
Minority interest in income of consolidated subsidiaries	(264,002)	—	(264,002)	—	(264,002)
Equity in earnings of unconsolidated entities	217,899	—	217,899	—	217,899
Limited Partners’ interests in the Operating Partnership	(2,275,640)	(479,377)	(2,755,017)	360,418	(2,394,599)

Net income	$7,883,463	$1,660,699	$9,544,162	$(1,248,590)	$8,295,572

Total assets	$1,032,727,425	$47,108,079	$1,079,835,504	$(46,019,568)	$1,033,815,936

Nine Months Ended September 30, 2006	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$66,126,227	$59,342,039	$125,468,266	$(33,026,049)	$92,442,217
Operating expenses, cost of construction and services, general, administrative and other	22,094,120	54,593,802	76,687,922	(31,855,407)	44,832,515
Depreciation and amortization	22,524,191	50,544	22,574,735	—	22,574,735

Operating income	21,507,916	4,697,693	26,205,609	(1,170,642)	25,034,967
Interest expense	(15,324,927)	(375,740)	(15,700,667)	375,739	(15,324,928)
Loss on sale of asset	(764,008)	—	(764,008)	—	(764,008)
Income tax benefit (expense) of taxable REIT subsidiary	305,603	(946,187)	(640,584)	—	(640,584)
Minority interest in income of consolidated subsidiaries	(78,503)	—	(78,503)	—	(78,503)
Equity in earnings of unconsolidated entities	221,983	—	221,983	—	221,983
Limited Partners’ interests in the Operating Partnership	(1,337,919)	(769,675)	(2,107,594)	181,238	(1,926,356)

Net income	$4,530,145	$2,606,091	$7,136,236	$(613,665)	$6,522,571

Total assets	$972,245,408	$38,459,614	$1,010,705,022	$(18,647,360)	$992,057,662

Note 10. New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 does not permit fair value measurement for certain assets and liabilities, including consolidated subsidiaries, interests in VIEs, and assets and liabilities recognized as leases under SFAS No. 13 “Accounting for Leases”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating and assessing the impact of this interpretation, if any, on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in addition to those that are already required under other accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating and assessing the impact of this interpretation, if any, on the Company's financial position or results of operations.

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

As of September 30, 2007, the Company had outstanding letters of credit totaling $10.1 million. At that date, there were no amounts advanced against these instruments.

Joint venture debt is the liability of the joint venture under circumstances where the lender has limited recourse to the Company. As of September 30, 2007, the Company’s share of joint venture indebtedness was approximately $27.0 million.

Note 12. Subsequent Events

On November 6, 2007, the Company’s Board of Trustees declared a cash distribution of $0.205 per common share for the fourth quarter of 2007.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.205 per Operating Partnership unit for the same period.  These distributions are payable on January 15, 2008 to shareholders and unitholders of record as of January 7, 2008.

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

As of September 30, 2007, we owned interests in a portfolio of 50 operating retail properties totaling approximately 7.1 million square feet of gross leasable area (including non-owned anchor space) and had 11 entities in our development/ redevelopment pipeline in which the Company has an interest (including our Glendale Town Center and Shops at Eagle Creek properties, both of which are undergoing a major redevelopment). Upon completion, our development/redevelopment properties are anticipated to have approximately 2.0 million square of total gross leasable area. As of September 30, 2007, we also owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area and an associated parking garage.

In addition to our current development pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are undergoing pre-development activity and are in the final stages of preparation for construction to commence. As of September 30, 2007, this visible shadow pipeline consisted of six projects that are expected to contain approximately 2.7 million square feet of total gross leasable area upon completion.

Finally, as of September 30, 2007, we also owned interests in other land parcels comprising approximately 112 acres, the majority of which have pre-development activities underway for new retail expansion or development.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheet.

In April 2007, we announced plans to redevelop the Glendale Mall property in Indianapolis, Indiana into a 685,000 total square foot power center (renamed Glendale Town Center) that will be anchored by a new 129,000 square foot Target (non-owned) and will also include Macy's and Lowe's Home Improvement (non-owned). During the period of redevelopment, approximately 330,000 square feet of space at this property is being leased by tenants that are also expected to occupy space upon completion of the redevelopment.

In connection with this redevelopment, through the first nine months of 2007, we terminated a number of leases and completed the demolition of major portions of the enclosed mall area. This demolition was done in preparation for us to sell a 10.5 acre pad to Target Corporation, on which Target has begun construction of a new Target store. We have been engaged as construction manager for the construction of this new store. In addition, three new small shop structures totaling approximately 21,000 square feet and an outparcel building to be occupied by Panera Bread are also under construction.

Target is expected to open for business in the summer of 2008. Subsequent to the end of the third quarter of 2007, the first shop tenant opened for business, and Panera Bread is anticipated to open in November 2007. In addition to the new Target, Panera Bread and existing anchor tenants, Glendale Town Center will also include the existing Kerasotes Theatres, Staples, and the Indianapolis-Marion County Public Library. The center is also expected to include new small shop and professional office space, as well as two new outlots. We anticipate the remainder of the center to open in the second half of 2008.

In connection with the redevelopment of Glendale Town Center, we received a commitment in the form of tax increment financing ("TIF") from the City of Indianapolis totaling approximately $5.7 million, which is receivable in six monthly installments from the date of the April 2007 closing. Through September 30, 2007, we received $4.6 million in proceeds from this TIF. The remaining balance of the TIF was received in October 2007.

The net proceeds of our sale of land to Target and the amount of the TIF commitment have been applied to the overall cost of the redevelopment and, accordingly, no gain or loss was recorded. Our overall net investment of approximately $15 million is expected to be recoverable through projected future cash flows from the redeveloped property.

In 2005, Winn-Dixie Stores, Inc. filed for Chapter 11 bankruptcy protection to reorganize its business operations.  In February 2006, Winn-Dixie announced plans to close its store at Shops at Eagle Creek in Naples, Florida but had not at that date rejected the lease at this property.  In May 2006, we acquired the lease with Winn-Dixie in a bankruptcy auction for approximately $0.9 million, net of receivables of approximately $0.4 million due to us from Winn-Dixie. The space formerly occupied by Winn-Dixie at this property contained approximately 51,700 square feet, or approximately 68% of the total leasable square footage of the property.

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

Results of Operations

Acquisition and Development Activities

The comparability of results of operations is significantly affected by our development, redevelopment, and acquisition activities in 2006 and 2007. At September 30, 2007, we owned interests in 55 operating properties (consisting of 50 retail properties, four operating commercial properties and an associated parking garage) and 11 entities that held development or redevelopment properties in which we have an interest (including our Glendale Town Center and Shops at Eagle Creek properties which are undergoing major redevelopment). Of the 66 total properties held at September 30, 2007, two operating properties were owned through joint ventures and accounted for under the equity method.

Between January 1, 2006 and September 30, 2007, we acquired and placed in service the following three operating retail properties:

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)	Financing Method

Courthouse Shadows	Naples, FL	July 6, 2006	$19.8	Debt
Pine Ridge Crossing	Naples, FL	July 6, 2006	$22.6	Debt
Riverchase	Naples, FL	July 6, 2006	$15.5	Debt

In addition to the operating properties listed above, on April 3, 2006, we purchased Kedron Village, a 282,124 square foot neighborhood shopping center in Peachtree City, Georgia (a suburb of Atlanta), for a total purchase price of approximately $34.9 million, net of purchase price adjustments, including tenant improvement and leasing commission credits, of $2.0 million, which was financed through variable rate debt. When purchased, Kedron Village was under construction. The property became fully operational during the fourth quarter of 2006.

The following development properties became operational or partially operational from January 1, 2006 through September 30, 2007:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA

Eagle Creek Lowe’s	Naples, FL	February 2006	N/A	[2]
Estero Town Commons	Naples, FL	April 2006	25,600	[3]
Beacon Hill	Crown Point, IN	June 2006	57,200
Naperville Marketplace	Chicago, IL	August 2006	99,600
Zionsville Place	Zionsville, IN	August 2006	12,400
Sandifur Plaza	Tri-Cities, WA	January 2007	27,400
Gateway Shopping Center	Marysville, WA	April 2007	79,200
Tarpon Springs Plaza	Naples, FL	July 2007	92,546
Bayport Commons	Tampa, FL	September 2007	97,200
Cornelius Gateway	Portland, Oregon	September 2007	21,000

____________________
1	Represents the month in which we started receiving rental payments under tenant leases or ground leases at the property.
2	Property is ground leased to a single tenant.
3	Lowe's Home Improvement ground lease commenced this month.

In addition, Phase II of our Stoney Creek Commons shopping center became partially operational during July 2006. The addition to this property consists of approximately 49,300 square feet of owned GLA.

At September 30, 2006, we owned interests in 51 operating properties (consisting of 46 retail properties, four commercial operating properties and an associated parking garage) and had 12 properties under development (including Kedron Village). Of the 63 total properties held at September 30, 2006, two operating properties were owned through joint ventures and accounted for under the equity method.

Comparison of Operating Results for the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

The following table reflects our consolidated statements of operations for the three months ended September 30, 2007 and 2006 (unaudited):

	Three Months Ended September 30,		Increase (Decrease) 2007 to 2006

	2007	2006

Revenue:
Rental income (including tenant reimbursements)	$22,619,552	$21,050,194	$1,569,358
Other property related revenue	3,223,938	1,565,787	1,658,151
Construction and service fee revenue	7,583,235	10,293,822	(2,710,587)
Other income	519,760	158,632	361,128
Expenses:
Property operating expense	3,827,380	3,439,853	387,527
Real estate taxes	3,132,986	2,323,799	809,187
Cost of construction and services	6,539,643	7,795,070	(1,255,427)
General, administrative, and other	1,702,354	1,305,599	396,755
Depreciation and amortization	7,041,516	7,209,586	(168,070)

Operating income	11,702,606	10,994,528	708,078
Add:
Equity in earnings of unconsolidated entities	48,024	72,261	(24,237)
Deduct:
Interest expense	6,681,071	6,139,761	541,310
Income tax expense of taxable REIT subsidiary	32,789	777,600	(744,811)
Minority interest in income of consolidated subsidiaries	14,781	2,993	11,788
Limited Partners’ interests in the Operating Partnership	1,130,594	936,782	193,812

Net income	$3,891,395	$3,209,653	$681,742

Rental income (including tenant reimbursements) increased approximately $1.6 million, or 7%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$415,542
Development properties that became operational or partially operational in 2006 or 2007	982,638
Properties under redevelopment during 2007	(247,771)
Properties fully operational during 2006 and 2007 & other	418,949

Total	$1,569,358

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.4 million increase in rental income was primarily due to a net increase in real estate tax assessments at a number of our properties, most of which we believe is recoverable from tenants. This increase was partially offset by a $0.1 million decrease due to the termination of a lease at our Thirty South property in the fourth quarter of 2006.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $1.7 million, or 106%, primarily as a result of a $1.6 million increase in gains on land sales and an increase of $0.2 million in lease termination fees.

Construction revenue and service fees decreased approximately $2.7 million, or 26%, primarily due to the third quarter 2006 sale of a build-to-suit asset at Bridgewater Marketplace, resulting in revenue of $5.3 million, which was partially offset by an increase in the level of third party construction contracts in the third quarter of 2007, including Target at Glendale Town Center.

Other income increased approximately $0.4 million, or 228%, primarily as a result of a $0.5 million payment received from a lender in consideration for our agreeing to terminate a loan commitment in the third quarter of 2007.

Property operating expenses increased approximately $0.4 million, or 11%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$93,693
Development properties that became operational or partially operational in 2006 or 2007	147,542
Properties under redevelopment during 2007	(174,168)
Properties fully operational during 2006 and 2007 & other	320,460

Total	$387,527

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.3 million increase in property operating expenses was primarily due to the following:

•	$0.2 million increase in landscaping and parking lot expense at a number of our operating properties; and
•	$0.1 million increase in repair and maintenance expense at a number of our operating properties.

Real estate taxes increased approximately $0.8 million, or 35%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$44,638
Development properties that became operational or partially operational in 2006 or 2007	204,632
Properties under redevelopment during 2007	(87,880)
Properties fully operational during 2006 and 2007 & other	647,797

Total	$809,187

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.6 million increase in real estate taxes was primarily due to increased real estate tax assessments at a number of our properties primarily located in Indiana and Texas. We believe the majority of these increases are recoverable from tenants. In addition, real estate tax expense at our New Jersey property increased $0.2 million related to prior year's tax adjustments recorded in 2006, most of which was reimbursed to tenants.

Cost of construction and services decreased approximately $1.3 million, or 16%, primarily due to the third quarter 2006 sale of a build-to-suit asset at Bridgewater Marketplace, resulting in a cost of sale of $3.5 million, which was partially offset by an increase in the level of third party construction contracts in the third quarter of 2007, including Target at Glendale Town Center.

General, administrative and other expenses increased approximately $0.4 million, or 30%. This increase is primarily due to increased staffing attributable to our growth.

Depreciation and amortization expense decreased approximately $0.2 million, or 2%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$(9,610)
Development properties that became operational or partially operational in 2006 or 2007	203,818
Properties under redevelopment during 2007	(262,307)
Properties fully operational during 2006 and 2007 & other	(99,971)

Total	$(168,070)

Excluding the changes due to the acquisition of properties, transitioned development properties, and properties under redevelopment, the net $0.1 million decrease in amortization expense was primarily due a $0.1 million write off related to the sale of an outlot property in 2006.

Interest expense increased approximately $0.5 million, or 9%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$(354,212)
Development properties that became operational or partially operational in 2006 or 2007	471,588
Properties fully operational during 2006 and 2007 & other	423,934

Total	$541,310

Excluding the changes due to the acquisition of properties and transitioned development properties, the net $0.4 million increase in interest expense was primarily due to a $0.7 million increase attributable to the addition of a fixed rate debt instrument on our Traders Point property in July of 2006. This increase was partially offset by a $0.2 million decrease in interest expense on the credit facility primarily as a result of decreased amortization of loan fees as a result from the amended and restated unsecured credit facility that was executed in February 2007.

Income tax expense decreased $0.7 million, or 96%, primarily due to income taxes incurred by our taxable REIT subsidiary associated with the net gain on the sale of the build-to-suit asset at Bridgewater Marketplace in the third quarter of 2006.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

The following table reflects our consolidated statements of operations for the nine months ended September 30, 2007 and 2006 (unaudited):

	Nine Months Ended September 30,		Increase (Decrease) 2007 to 2006

	2007	2006

Revenue:
Rental income (including tenant reimbursements)	$67,909,076	$61,408,189	$6,500,887
Other property related revenue	7,961,957	3,562,454	4,399,503
Construction and service fee revenue	23,630,103	27,227,754	(3,597,651)
Other income	719,355	243,820	475,535
Expenses:
Property operating expense	11,436,959	9,749,011	1,687,948
Real estate taxes	8,848,531	7,953,433	895,098
Cost of construction and services	21,126,869	22,879,759	(1,752,890)
General, administrative, and other	4,758,278	4,250,312	507,966
Depreciation and amortization	23,924,437	22,574,735	1,349,702

Operating income	30,125,417	25,034,967	5,090,450
Add:
Equity in earnings of unconsolidated entities	217,899	221,983	(4,084)
Deduct:
Interest expense	19,093,748	15,324,928	3,768,820
Loss on sale of asset	—	764,008	(764,008)
Income tax expense of taxable REIT subsidiary	295,395	640,584	(345,189)
Minority interest in income of consolidated subsidiaries	264,002	78,503	185,499
Limited Partners’ interests in the Operating Partnership	2,394,599	1,926,356	468,243

Net income	$8,295,572	$6,522,571	$1,773,001

Rental income (including tenant reimbursements) increased approximately $6.5 million, or 11%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$5,345,555
Development properties that became operational or partially operational in 2006 or 2007	1,960,743
Properties under redevelopment during 2007	(1,908,884)
Properties fully operational during 2006 and 2007 & other	1,103,473

Total	$6,500,887

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $1.1 million increase in rental income was primarily related to the following:

•	$0.9 million due to the write off of intangible lease obligations in connection with the termination of a lease at our Silver Glen Crossings property;

•	$0.9 million net increase in real estate tax recoveries from tenants due to increased assessments at a number of our properties;
•	$0.5 million of increased common area maintenance and property insurance recoveries from tenants at a number of our properties; and
•	$0.2 million of increased rental income at one of our properties due to two new tenants that began paying rent in the second half of 2006.

These increases were partially offset by the following:

•	$0.8 million decrease reflecting the sale of Naperville Marketplace Marsh Supermarkets in the second quarter of 2006; and
•	$0.5 million decrease due to the termination of a lease at our Thirty South property in the fourth quarter of 2006.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $4.4 million, or 123%, primarily as a result of $3.2 million increased gains on land sales and an increase of $1.4 million in lease termination fees. These were partially offset by a decrease of approximately $0.2 million in specialty leasing income.

Construction revenue and service fees decreased approximately $3.6 million, or 13%, primarily due to the third quarter 2006 sale of a build-to-suit asset at Bridgewater Marketplace, resulting in revenue of $5.3 million, which was partially offset by an increase in the level of third party construction contracts in the first nine months of 2007, including Target at Glendale Town Center.

Other income increased approximately $0.5 million, or 195%, primarily as a result of a $0.5 million payment received from a lender in consideration for our agreeing to terminate a loan commitment in the third quarter of 2007.

Property operating expenses increased approximately $1.7 million, or 17%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$1,100,589
Development properties that became operational or partially operational in 2006 or 2007	406,475
Properties under redevelopment during 2007	(501,019)
Properties fully operational during 2006 and 2007 & other	681,903

Total	$1,687,948

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.7 million increase in property operating expenses was primarily due to the following:

•	$0.3 million increase in snow removal expense primarily at our Indiana and Illinois properties, the majority of which is recoverable from tenants;
•	$0.2 million increase in non-recoverable operating expenses at a number of our operating properties; and
•	$0.2 million net increase in insurance expense at a number of our operating properties.

Real estate taxes increased approximately $0.9 million, or 11%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$498,042
Development properties that became operational or partially operational in 2006 or 2007	267,289
Properties under redevelopment during 2007	(335,247)
Properties fully operational during 2006 and 2007 & other	465,014

Total	$895,098

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.5 million increase in real estate taxes was primarily due to a net increase of approximately $1.0 million in real estate tax assessments at a number of our properties, the most significant increases at properties located in Texas and Illinois, partially offset by a real estate tax refund, net of related professional fees, of approximately $0.5 million for fiscal years 2002 through 2004 at our Thirty South property, which was received in the first half of 2007.

Cost of construction and services decreased approximately $1.8 million, or 8%, primarily due to the third quarter 2006 sale of a build-to-suit asset at Bridgewater Marketplace, resulting in a cost of sale of $3.5 million, which was partially offset by an increase in the level of third party construction contracts in the first nine months of 2007, including Target at Glendale Town Center.

General, administrative and other expenses increased approximately $0.5 million, or 12%. This increase is primarily due to increased staffing attributable to our growth.

Depreciation and amortization expense increased approximately $1.3 million, or 6%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$1,921,090
Development properties that became operational or partially operational in 2006 or 2007	439,660
Properties under redevelopment during 2007	(531,615)
Properties fully operational during 2006 and 2007 & other	(479,433)

Total	$1,349,702

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.5 million decrease in depreciation and amortization expense was primarily due to the following:

•	$0.9 million decrease reflecting the sale of Naperville Marketplace Marsh Supermarkets in the second quarter of 2006; and
•	$0.6 million of intangible lease obligations written down related to our lease with Winn-Dixie at Shops at Eagle Creek, which was terminated in the second quarter of 2006.

These decreases were partially offset by an increase of $0.9 million due to the write off of intangible lease assets in connection with the termination of a lease at our Silver Glen Crossings property in the second quarter of 2007.

Approximately $0.5 million decrease in total depreciation expense was related to properties under redevelopment in 2007. The majority of that change was related to the write off of assets related to the redevelopment of our Glendale Town Center property.

Interest expense increased approximately $3.8 million, or 25%, due to the following:

Increase 2007 to 2006

Properties acquired during 2006	$1,535,080
Development properties that became operational or partially operational in 2006 or 2007	955,836
Properties fully operational during 2006 and 2007 & other	1,277,904

Total	$3,768,820

Excluding the changes due to the acquisition of properties and transitioned development properties, the net $1.3 million increase in interest expense was primarily due to a $2.1 million increase attributable to the addition of a fixed rate debt instrument on our Traders Point property in the July of 2006. This increase was partially offset by the following:

•

$0.5 million decrease in interest expense on the credit facility primarily as a result of decreased amortization of loan fees as a result of the amended and restated unsecured credit facility that was entered into in February 2007; and

•	$0.4 million decrease due to interest expense incurred in the first quarter of 2006 at the Naperville Marsh Supermarkets, which was sold during the second quarter of 2006.

Loss on sale of asset was $0.8 million in 2006. In June 2006, we terminated our lease with Marsh Supermarkets and sold the store at our Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $0.5 million after tax).

Income tax expense decreased $0.3 million, or 54%, primarily due to income taxes incurred by our taxable REIT subsidiary associated with the net gain on the sale of the build-to-suit asset at Bridgewater Marketplace in the third quarter of 2006, which was partially offset by an income tax benefit that we recorded in the second quarter of 2006 in connection with the sale of Naperville Marketplace Marsh Supermarkets.

Minority interest in income of consolidated subsidiaries  increased $0.2 million, or 236%, primarily as a result of minority partner share of income related to the sale of an outlot at our Beacon Hill property in the second quarter of 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents on hand of $12.3 million.

On February 20, 2007, our Operating Partnership entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (the “unsecured facility”). The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option. Initial proceeds of $118.1 million were drawn from the unsecured facility to repay the principal amount outstanding under our then-existing secured revolving credit facility and retire the secured revolving credit facility. Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on our leverage. The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount. Subject to certain conditions, including the prior consent of the lenders, we have the option to increase our borrowings under the unsecured facility to a maximum of $400 million. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

The amount that we may borrow under the unsecured facility is based on the value of properties in the unencumbered property pool. We currently have 47 unencumbered assets, 44 of which are wholly owned and used to calculate the amount available for borrowing under the unsecured credit facility and three of which are joint venture assets. The major unencumbered assets include: Silver Glen, Glendale Town Center, King's Lake, Hamilton Crossing, Waterford Lakes, Eastgate Pavilion, Wal-Mart Plaza, Market Street Village, and Courthouse Shadows. As of September 30, 2007, the total amount available for borrowing under the unsecured facility was approximately $196.7 million, of which $148.8 million was outstanding.

Our ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants similar to those in our previous secured credit facility, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility, like our previous secured credit facility, requires that the Company satisfy certain financial covenants, including:

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

We believe we are in compliance with all applicable covenants under the unsecured facility as of September 30, 2007.

Under the terms of the unsecured facility, we are permitted to make distributions to our shareholders of up to 95% of our funds from operations provided that no event of default exists. If an event of default exists, we may only make distributions sufficient to maintain our REIT status. However, we may not make any distributions if an event of default resulting from nonpayment or bankruptcy exists, or if our obligations under the credit facility are accelerated.

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

The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the nine months ended September 30, 2007, we incurred approximately $0.3 million of costs for recurring capital expenditures on operating properties. We also incurred approximately $2.1 million of costs for tenant improvements and external leasing commissions, of which approximately $1.6 million related to costs associated with a new tenant at our Thirty South property.

We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the unsecured facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity. As of September 30, 2007, our Glendale Town Center and Shops at Eagle Creek properties were undergoing major redevelopment activities. We anticipate our investment in the redevelopment at Glendale Town Center, net of third party contributions, will be approximately $15 million. We anticipate our investment in the redevelopment at Shops at Eagle Creek will be approximately $4 million. We expect to fund these investments through draws on our unsecured facility.

As of September 30, 2007, we had nine development projects in our current development pipeline. The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $167.2 million, of which approximately $133.0 million had been incurred as of September 30, 2007. Our share of the total estimated cost is approximately $118.2 million, of which we have incurred approximately $98.4 million as of September 30, 2007. We expect to fund these investments through a combination of new construction loans and draws on our unsecured facility.

In addition to our current development pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are in the final stages of preparation for construction to commence. As of September 30, 2007, this visible shadow pipeline consisted of six projects that are expected to contain approximately 2.7 million square feet at a total estimated project cost of approximately $320.3 million, of which our share is currently expected to be approximately $163.9 million.

We are actively pursuing the acquisition and development of other properties, which will require additional capital. We do not expect to have sufficient funds on hand to meet these long-term cash requirements. We will have to satisfy these needs through participation in joint venture transactions, additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions.  We believe we will have access to these sources of capital on favorable terms to fund our long-term liquidity requirements, but we cannot assure this will be the case. Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

Cash provided by operating activities was $27.5 million for the nine months ended September 30, 2007, an increase of $0.1 million from the first nine months of 2006. The increase in cash provided by operations was largely the result of the addition of four operating properties purchased in the middle of 2006 and the opening of several properties that were under development during the nine months of 2006 as well as the change in tenant receivables and deferred costs and other assets between years of $2.9 million. Theses increases were partially offset by a change in accounts payable, accrued expenses, deferred revenues and other liabilities between years of approximately $4.7 million.

Cash used in investing activities was $81.1 million for the nine months ended September 30, 2007, a decrease of $114.4 million compared to the first nine months of 2006. The decrease in cash used in investing activities was primarily a result of a decrease of $118.0 million in property acquisitions and capital expenditures in the first nine months of 2007 compared to the first nine months of 2006.  During the first nine months of 2006, we also realized net proceeds of $11.1 million from the termination of our lease with Marsh Supermarkets at Naperville Marketplace and the related sale of this asset.

Cash provided by financing activities was $42.0 million for the nine months ended September 30, 2007, a decrease of $132.2 million compared to the first nine months of 2006. Proceeds from loan transactions, net of loan transaction costs, decreased approximately $169.0 million between periods. This decrease was largely due to new debt obtained in the first nine months of 2006 for the purchase of four operating properties, an outside partner’s interest in a consolidated property, the financing of the acquisition of development land parcels, and the funding of development activity. In 2007, a significant portion of proceeds from loan transactions was related to the draw of $118.1 million in the first quarter of 2007 from the new unsecured credit facility to repay the principal amount outstanding under our then-existing secured revolving credit facility and retire the secured revolving credit facility. In 2007, loan proceeds were also used to finance the acquisition of development land parcels and to fund development activity. Loan payments also decreased by $37.7 million between periods, which was primarily a result of the repayment of short-term borrowings related to the acquisition of properties in 2006.

Funds From Operations

Funds From Operations (“FFO”), is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (NAREIT), which we refer to as the White Paper. The White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definitions differently than we do.

The following table reconciles our net income to FFO for the three and nine months ended September 30, 2007 and 2006 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net income	$3,891,395	$3,209,653	$8,295,572	$6,522,571
Loss on sale of asset, net of tax	—	—	—	458,405
Add Limited Partners’ interests in income	1,130,594	936,782	2,394,599	1,926,356
Add depreciation and amortization of consolidated entities, net of minority interest	6,873,292	7,129,692	23,520,510	22,308,695
Add depreciation and amortization of unconsolidated entities	100,864	99,680	302,828	301,350

Funds From Operations of the Kite Portfolio[1]	11,996,145	11,375,807	34,513,509	31,517,377
Deduct Limited Partners’ interests in Funds From Operations	(2,709,654)	(2,560,851)	(7,731,026)	(7,184,226)

Funds From Operations allocable to the Company[1]	$9,286,491	$8,814,956	$26,782,483	$24,333,151

____________________
1

“Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of the Operating Partnership’s real estate properties and construction and service subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the Limited Partners’ weighted average interest in the Operating Partnership.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do, however, have certain obligations to some of our unconsolidated joint venture arrangements, including our joint venture with Prudential Real Estate Investors with respect to our Parkside Town Commons development. As of September 30, 2007, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon the commencement of construction.

Joint venture debt is the liability of the joint venture that has limited recourse to us. As of September 30, 2007, our share of unconsolidated joint venture indebtedness was $27.0 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms.

Market Risk Related to Fixed Rate Debt

We had approximately $631.3 million of outstanding consolidated indebtedness as of September 30, 2007 (inclusive of net premiums on acquired debt of $1.9 million). In February 2007, we entered into a $25 million interest rate swap to hedge variable cash flows associated with our unsecured facility which matures on February 18, 2011. On August 1, 2007, an additional portion of the unsecured facility was hedged by an interest rate swap with a notional amount of $50 million and a fixed rate of 6.32% maturing February 20, 2011. On August 17, 2007, a portion of the Company's variable rate construction loan at Naperville Marketplace was hedged by an interest rate swap agreement with a notional amount of $10 million maturing December 30, 2008. Including the effects of these swaps, our fixed and variable rate debt would have been approximately $427.3 million (68%) and $202.1 million (32%), respectively, of our total consolidated indebtedness at September 30, 2007. Reflecting our share of unconsolidated debt, our fixed and variable rate debt is 66% and 34%, respectively, of total consolidated and our share of unconsolidated indebtedness at September 30, 2007.

In addition, on August 17, 2007, a portion of the Company's variable rate construction loan at Parkside Town Commons was hedged by an interest rate swap agreement with a notional amount of $42 million maturing March 2, 2009. Parkside Town Commons is owned through an unconsolidated joint venture, which the Company owned 40% of as of September 30, 2007.

Based on the amount of our fixed rate debt, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $17.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $19.3 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of September 30, 2007 would increase or decrease our annual cash flow by approximately $2.0 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

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

KITE REALTY GROUP TRUST

November 9, 2007	By:	/s/ John A. Kite

(Date)		John A. Kite
Chief Executive Officer and President
(Principal Executive Officer)

November 9, 2007	By:	/s/ Daniel R. Sink

(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)