Form 10-K
period 2007-12-31
KITE REALTY GROUP TRUST
filed 2008-03-17
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________to_____________
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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if a smaller reporting company)

          Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12-b of the Act) Yes   ☐   No   ☒

          The aggregate market value of the voting shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $524.2 million based upon the closing price of $19.02 per share on the New York Stock Exchange on such date.

          The number of Common Shares outstanding as of March 7, 2008 was 29,076,441 ($.01 par value).

Documents Incorporated by Reference

          Portions of the Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 6, 2008, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

KITE REALTY GROUP TRUST
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2007

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

          We were formed in March 2004 and organized as a Maryland real estate investment trust. From our inception until August 16, 2004, neither we, our Operating Partnership, nor our other subsidiaries had any operations. We commenced operations on August 16, 2004 after completing our initial public offering (“IPO”), concurrently with the consummation of various formation transactions that consolidated into our Operating Partnership the ownership of a portfolio of properties and property interests, and certain commercial real estate businesses of our predecessor, the Kite Property Group (our “Predecessor”), a nationally recognized real estate owner and developer. Kite, Inc., a former affiliate of Kite Property Group, was founded in 1960 by our Chairman, Al Kite, and grew from an interior construction company to a full-service, vertically integrated real estate development, construction and management company.

          We conduct all of our business through our Operating Partnership, of which we are the sole general partner. As of December 31, 2007, we held an approximate 78% interest in our Operating Partnership. Concurrent with our IPO and related formation transactions, certain individuals received units of the Operating Partnership in exchange for their interests in certain properties (the “Limited Partners”). These Limited Partners owned the remaining 22% of the interest in our Operating Partnership at December 31, 2007.

          As of December 31, 2007, we owned interests in a portfolio of 50 retail operating properties totaling approximately 7.4 million square feet of gross leasable area (including approximately 2.7 million square feet of non-owned anchor space). Our retail operating portfolio was 94.8% leased as of December 31, 2007 to a diversified tenant base, with no single retail tenant accounting for more than 3.5% of our total annualized base rent. See “Item 2. Properties” for a list of our top 25 tenants by annualized base rent.

          As of December 31, 2007, we also had an interest in 11 retail properties in our development/redevelopment pipeline. Upon completion, our development/redevelopment properties are anticipated to have approximately 1.8 million square feet of gross leasable area (including approximately 0.8 million square feet of non-owned anchor space). In addition to our current development/redevelopment pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are undergoing pre-development activities and are in the final stages of preparation for construction to commence. As of December 31, 2007, this visible shadow pipeline consisted of six projects that are expected to contain approximately 3.1 million square feet of total gross leasable area (including non-owned anchor space) upon completion.

          In addition, as of December 31, 2007, we owned interests in other land parcels comprising approximately 112 acres. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheet.

          Our operating portfolio, development/redevelopment pipeline and land parcels are located in Indiana, Florida, Texas, Illinois, New Jersey, Georgia, Washington, North Carolina, Ohio, and Oregon.

          We also own interests in four commercial operating properties totaling approximately 563,000 square feet of net rentable area and an associated parking garage, all located in Indiana. Occupancy of our commercial operating portfolio was 93.0% as of December 31, 2007, with no single commercial tenant accounting for more than 2.3% of our total annualized base rent.

Significant 2007 Activities

          2007 Acquisition Activities. During 2007, we made the following significant acquisitions of land:

•

In January 2007, we purchased approximately 10 acres of land in Naples, Florida for approximately $6.3 million with borrowings from our then-existing secured revolving credit facility. This land is adjacent to 15.4 acres that we purchased in 2005 and is being held for future development;

•

In March 2007, we purchased approximately 105 acres of land in Apex, North Carolina for approximately $14.5 million with borrowings from our unsecured revolving credit facility. We are in the process of developing this land into an approximately 345,000 total square foot shopping center to be called Broadstone Station. This property was added to our visible shadow pipeline in March 2007;

•

In August 2007, our unconsolidated joint venture with Prudential Real Estate Investors (the “Venture”) purchased approximately 17 acres of land in Cary, North Carolina for a purchase price of approximately $3.4 million, including assignment costs, which was funded through draws from the Venture’s variable rate construction loan. This land is adjacent to 100 acres of land we previously purchased in July 2006. The Venture is in the process of developing this land, along with the acreage purchased in 2006 that was subsequently contributed to the Venture, into an approximately 1.5 million square foot mixed use shopping center to be called Parkside Town Commons. In December 2007, we owned a 40% interest in the Venture which, under terms of the Venture, will be reduced to 20% upon the commencement of construction; and

•

In August 2007, we purchased approximately 14 acres of land in South Elgin, Illinois for approximately $5.9 million with borrowings from our unsecured revolving credit facility. We subsequently refinanced this debt with a variable rate construction loan. We are in the process of developing this land into an approximately 308,000 square foot shopping center to be called South Elgin Commons. This property was added to our visible shadow pipeline in September 2007.

          2007 Development & Redevelopment Activities. During 2007, we added two projects to our development pipeline and reclassified one operating property to our redevelopment pipeline:

•

Beacon Hill Shopping Center, Phase II, Crown Point, IN. Once completed, we expect this development property (together with the already completed Phase I) to be an estimated 128,000 square foot neighborhood shopping center (including 77,400 square feet of non-owned anchor space). This phase of the project consists of approximately 19,160 square feet and has a current total estimated cost of approximately $5 million. The first tenant in this phase opened in December 2007;

•

Spring Mill Medical II, Carmel, IN. We expect this commercial joint venture development to be an estimated 41,000 square foot medical office adjacent to our existing Spring Mill Medical commercial joint venture property. The project has a current total estimated cost of $8.5 million and an estimated opening date in late 2008. Upon completion, we will evaluate a potential sale of our interests in both phases of Spring Mill Medical; and

•

Glendale Town Center, Indianapolis, IN. In March 2007, this property was transitioned from our operating portfolio to our redevelopment pipeline. This redevelopment will be an approximately 685,000 square foot neighborhood shopping center (including 281,000 square feet of non-owned anchor space to be occupied by Target, Lowe’s Home Improvement and Walgreens). Macy’s, Staples, and Kerasotes Theatre are additional existing anchor tenants at this property. The redevelopment has a current total estimated total cost of approximately $15 million, net of third party contributions. During the period of redevelopment, approximately 335,000 square feet of space at this property is being leased by tenants that are also expected to continue to occupy space upon completion of the redevelopment.

          Also during 2007, we completed the following development projects and added them to our operating portfolio:

•

Tarpon Springs Plaza, a 276,300 square foot neighborhood shopping center (including 183,800 square feet of non-owned anchor space and outparcels) located in Naples, Florida. The first tenant at this property opened in April 2007. This property became fully stabilized and was transferred to our operating portfolio in the fourth quarter of 2007. This property is anchored by Staples, Cost Plus, and AC Moore as well as a non-owned Target;

•

Estero Town Commons, a 206,600 square foot neighborhood shopping center (including 181,000 square feet of non-owned anchor space) located in Naples, Florida. A large portion of this property is ground leased to Lowe’s Home Improvement;

•

Beacon Hill Shopping Center, Phase I, a 108,600 square foot (including 77,400 square feet of non-owned anchor space) neighborhood shopping center located in Crown Point, Indiana. This property is anchored by Strack & Van Til’s and Walgreens, both non-owned. The second phase of this property is currently under development. Once completed, the combined square footage will be an estimated 128,000 square feet; and

•	Cornelius Gateway, a 35,800 square foot shopping center (including 14,800 square feet of non-owned anchor space) located in Portland, Oregon. This property is anchored by a non-owned Walgreens.

          In addition to Beacon Hill Shopping Center and Tarpon Springs Plaza, four of our retail development properties became partially operational during 2007:

•

Bridgewater Marketplace, a 50,800 square foot shopping center (including 24,800 square feet of non-owned anchor space) located in Indianapolis, Indiana. The first tenant at this property opened in January 2007. This property is anchored by a non-owned Walgreens;

•

Sandifur Plaza, a 27,200 square foot shopping center located in Pasco, Washington. The first tenant at this property opened in January 2007. In December 2007, the Company sold the Walgreens anchor at this property to a third party;

•

Gateway Shopping Center, a 289,000 square foot neighborhood shopping center (including 206,000 square feet of non-owned anchor space) located in Seattle, Washington. The first tenant at this property opened in April 2007. This property is anchored by Ross Stores and PetSmart, as well as non-owned Kohl’s and Winco Foods; and

•

Bayport Commons, a 286,000 square foot neighborhood shopping center (including 188,800 square feet of non-owned anchor space) located in Tampa, Florida. The first tenant at this property opened in September 2007. This property is anchored by Michaels, PetSmart and Best Buy as well as a non-owned Target.

          2007 Disposition Activity and Subsequent Acquisition: In November 2007, we sold our interest in our 176th & Meridian property, located in Seattle, Washington, for net proceeds of $7.0 million and a gain, net of Limited Partners’ interests, of $1.6 million. We anticipated utilizing the proceeds from the sale to execute a like-kind exchange under Section 1031 of the Internal Revenue Code, therefore the net proceeds of this sale were held by an intermediary at December 31, 2007 and are classified as escrow deposits in the accompanying consolidated balance sheet included in Item 8 of this Annual Report. In February 2008 we completed the like-kind exchange and purchased Rivers Edge, a neighborhood and community shopping center located in Indianapolis, Indiana, for $18.3 million. We utilized approximately $2.7 million of proceeds from the sale of 176th & Meridian and funded the remaining purchase price of $15.6 million through a draw on our unsecured credit facility, and subsequently refinanced with a variable rate debt instrument.

          Line of Credit. In February 2007, the Operating Partnership entered into an amended and restated four-year $200 million unsecured revolving credit facility (the “unsecured facility”) with a group of lenders and Key Bank National Association, as agent. The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option. Borrowings under the new unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on our leverage. The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount. Subject to certain conditions, including the prior consent of the lenders, we have the option to increase borrowings under the unsecured facility to a maximum of $400 million. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

          The amount that we may borrow under the unsecured facility is based on the value of properties in our unencumbered property pool. The Company currently has 46 unencumbered assets, 44 of which are wholly owned and used to calculate the amount available for borrowing under the unsecured credit facility, and two of which are joint venture assets. Our major unencumbered assets include: Silver Glen Crossing, Glendale Town Center, King’s Lake Square, Hamilton Crossing, Waterford Lakes, Eastgate Pavilion, Wal-Mart Plaza, Market Street Village, and Courthouse Shadows.

          Our ability to borrow under the unsecured facility is subject to our ongoing compliance with a number of financial and other covenants. If an event of default under the unsecured facility exists, we may only make distributions sufficient to maintain our REIT status. However, we may not make any distributions if an event of default under the unsecured facility resulting from nonpayment or bankruptcy exists, or if our obligations under the credit facility are accelerated.

          Distributions. In 2007, we declared two quarterly cash distributions of $0.195 per common share and two quarterly cash distributions of $0.205 per common share, or $0.80 per common share in 2007. Based on the most recent quarter, our annualized cash distribution is $0.82 per common share.

Business Strategy

          Our primary business objectives are to generate increasing cash flow, achieve sustainable long-term growth and maximize shareholder value primarily through the development, acquisition and operation of well-located community and neighborhood shopping centers. We focus on a dual growth strategy to grow our business. The first part of this growth strategy is to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing operating property portfolio. The second part of this strategy is to focus on achieving external growth through the expansion of our portfolio. We seek to implement our business objectives and strategies by, among other things:

•	successfully completing the construction and lease-up of our development portfolio;

•	continuing to selectively pursue land parcels in attractive markets that can support retail development while also focusing on conserving capital;

•	selectively acquiring well-located, high-quality retail properties or portfolios through our investment and market selection process;

•	maintaining a focused property management and leasing strategy by emphasizing and maximizing rent growth and cost-effective facilities;

•	successfully redeveloping certain assets;

•	selling certain assets and recycling capital; and

•	leveraging our construction and advisory services businesses.

          Development Activities. We serve as an in-house and third-party developer for national retailers and other clients, providing a broad range of services that include site selection, development procurement, design, leasing, construction and property management. As a vertically integrated real estate company, we control all aspects of the development process from design to operation, which improves our ability to deliver a quality product to our tenants on budget and on time. We have in-house capabilities and expertise in project design, development, leasing, construction and property management. Our construction expertise enables us to better identify and complete redevelopment and value-enhancing acquisition opportunities. We believe that our vertically integrated platform allows us to achieve attractive returns on our development projects while substantially mitigating the risks associated with ground-up development.

          We have an extensive current development pipeline that includes projects for which construction has commenced. We expect our current development pipeline to be a significant source of growth for us over the next several years. As of December 31, 2007, we had nine retail properties in the current development pipeline that are expected to contain approximately 1.0 million square feet, of which approximately 0.5 million square feet will be owned by us or, in some cases, through joint ventures, with the remainder to be owned by anchor stores upon completion of the development. The current total estimated cost for these properties is approximately $146 million, of which approximately $110 million had been incurred as of December 31, 2007. Our share of the current total estimated cost is approximately $92 million, of which we had incurred approximately $72 million as of December 31, 2007.

          In addition to our current development pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are in the final stages of preparation for construction to commence. As of December 31, 2007, this visible shadow pipeline consisted of six projects that are expected to contain approximately 3.1 million square feet, at a total estimated project cost of approximately $392 million. Our share of the total estimated cost is approximately $235 million, of which we had incurred approximately $61 million as of December 31, 2007.

          As of December 31, 2007, we also owned interests in undeveloped land parcels comprising approximately 112 acres that represent future retail and commercial development opportunities, either in the form of expansion of existing properties or development of new retail properties. We believe our extensive development pipeline creates substantial opportunities to increase cash flow and create long-term shareholder value.

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

Retailer Relationships: We work closely with key tenants and retailers, such as Target, Lowe’s, Walgreens, Old Navy, Bed Bath & Beyond, Staples, Publix, Kohl’s, and Wal-Mart, to identify attractive investments in new and existing markets. We seek to maintain strong tenant and retailer relationships in order to avoid rent interruptions and reduce marketing, leasing and tenant improvement costs that result from re-tenanting space.

We believe we will continue to source a significant volume of growth opportunities through the extensive network of tenant, corporate and institutional relationships we have established through our Predecessor over the past four decades. Additionally, we believe our status as a publicly traded REIT will enhance our ability to acquire properties from tax-motivated sellers through the use of Operating Partnership units as consideration, thereby providing sellers with liquidity and diversification while providing the opportunity for substantial deferral of income taxes that otherwise would be due as a result of a cash sale.

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

          Our primary goal in property management is to maintain an attractive shopping environment on a cost effective basis for our tenants. Our property managers maintain regular contact with our tenants and frequently visit each asset to supervise the local personnel and to ensure the proper implementation and execution of our policies and directives. As part of our ongoing property management, we conduct regular physical property reviews to improve our properties, react to changing market conditions and ensure proper maintenance. In addition, we have a competitive bid process for the majority of our service contracts. In the future, we may establish regional offices in certain markets such as Florida and North Carolina, where we are currently expanding our operations through development and may continue to expand through acquisitions and additional development projects.

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

          Our leasing representatives have become very knowledgeable in the markets in which we operate and understand the current tenants, as well as potential local, regional and national tenants, that would complement our current tenant base. In addition, we utilize a network of brokers to source a variety of tenants for our properties. We also study demographics, tenant sales and merchandising mix to optimize the sales performance of our centers and thereby increase rents. We believe this hands-on approach maximizes the value of our shopping centers.

          Redevelopment and Disposition Strategy. We review each of our assets on a regular basis to determine the appropriate capital strategy for the asset. This review involves weighing the asset’s future potential growth against its current market value and may result in the decision to redevelop or dispose of certain assets.

          We will consider redeveloping properties if we determine that a redevelopment would be in the best interest of our shareholders based on a number of factors, including the projected cost of the redevelopment and the current and projected operating performance of the property. As of December 31, 2007, we had two properties undergoing major redevelopment (Glendale Town Center and Shops at Eagle Creek) in our redevelopment pipeline. We anticipate our investment in the redevelopment at Glendale Town Center, net of third party contributions, will be approximately $15 million. We anticipate our investment in the redevelopment at Shops at Eagle Creek will be approximately $4 million. We expect to fund these investments through draws on our unsecured facility.

          We will consider disposing of properties if we determine that a sale of a property would be in our best interests based on the price being offered for the property, the current and projected operating performance of the property, the tax consequences of the sale and other factors and circumstances surrounding the proposed sale, including REIT qualification rules, avoidance of the 100% “prohibited transactions tax” applicable to REITs and tax protection obligations that we undertook in connection with our formation transactions. Property dispositions that would give rise to an indemnification obligation under the tax protection obligations we undertook in connection with our formation transactions are subject to approval by a majority of our independent trustees.

          In November 2007, we sold our interest in our 176th & Meridian property, located in Seattle, Washington, for net proceeds of $7.0 million and a gain, net of Limited Partners’ interests, of $1.6 million. We anticipated utilizing the proceeds from the sale to execute a like-kind exchange under Section 1031 of the Internal Revenue Code, therefore the net proceeds of this sale were held by an intermediary at December 31, 2007 and are classified as escrow deposits in the accompanying consolidated balance sheet included in Item 8 of this Annual Report. In February 2008 we completed the like-kind exchange and purchased Rivers Edge, a neighborhood and community shopping center located in Indianapolis, Indiana, for $18.3 million. We utilized approximately $2.7 million of proceeds from the sale of 176th & Meridian and funded the remaining purchase price of $15.6 million through a draw on our unsecured credit facility, and subsequently refinanced with a variable rate debt instrument.

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

          Generally speaking, although we may incur any of the forms of indebtedness described below, we intend to focus primarily on financing future growth through the incurrence of secured debt on an individual property or a portfolio of properties and unsecured debt through our revolving credit facility.

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

          In addition, we are exposed to capital market risk, including changes in interest rates. In order to manage volatility relating to interest rate risk, we may enter into interest rate hedging transactions from time to time. We do not utilize derivative financial instruments for trading or speculative purposes nor do we currently have any derivatives that are not designated as hedges.

Business Segments

          Our principal business is the development, construction, acquisition, ownership and operation of high-quality neighborhood and community shopping centers in selected growth markets in the United States. We have aligned our operations into two business segments: (1) real estate operation and development, and (2) construction and advisory services. See Note 15 “Segment Information” in our Notes to Consolidated Financial Statements, contained in this Form 10-K, for information on our two business segments and the reconciliation of total segment revenues to total revenues, total segment operating income to operating income, total segment net income to net income and total segment assets to total assets for the years ended December 31, 2007, 2006 and 2005.

Competition

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

Government Regulation

          Americans with Disabilities Act. Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

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

          In general, these tenants have covenanted in their leases with us to use these substances, if any, in compliance with all environmental laws and have agreed to indemnify us for any damages we may suffer as a result of their use of such substances. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Finally, one of our properties has contained asbestos-containing building materials, or ACBM, and another property may have contained such materials based on the date of its construction. Environmental laws require that ACBM be properly managed and maintained, and fines and penalties may be imposed on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. We are not currently aware of any environmental issues that may materially affect the operation of any of our properties.

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

Offices

          Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

          As of December 31, 2007, we had 137 full-time employees. Of these employees, 99 were “home office,” executive and administrative personnel and 38 were on-site management and administrative personnel.

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

          Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Trustees—the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee. Copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and our committee charters are also available from us in print and free of charge to any shareholder upon request. Any person wishing to obtain such copies in print should contact our Investor Relations department by mail at our principal executive office.

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

RISKS RELATED TO OUR OPERATIONS

Our results of operations are significantly influenced by the United States economy and the market for retail space generally.

          We are susceptible to adverse economic developments in the United States. The United States economy could face a challenging environment in 2008. General economic factors that are beyond our control could have a negative impact on the business of our retail tenants. In turn, this could have an adverse affect on our business because current or prospective tenants may be unwilling to enter into or renew leases with us on favorable terms or at all, or it may be more difficult for our tenants to pay us rent. These general economic factors include, but are not limited to, recession, inflation, consumer credit availability, consumer debt levels, energy costs, tax rates, business layoffs, downsizing or industry slowdowns. We are also susceptible to other developments that, while not directly tied to the economy, could have an adverse effect on our business. These developments include relocations of businesses, changing demographics, increased Internet shopping, infrastructure quality, state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation, decreasing valuations of real estate, and other factors.

          In addition, because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space, due to the economic factors discussed above or otherwise, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been and could be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues or the Internet. To the extent that any of these conditions occur, they are likely to negatively affect market rents for retail space and could adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Because of our geographical concentration in Indiana, Florida and Texas, an economic downturn in these states could adversely affect our financial condition and results of operations.

          Like the United States in general, the specific markets in which we operate could face challenging economic conditions in 2008. In particular, as of December 31, 2007, approximately 36.3% of our owned square footage and approximately 36.8% of our total annualized base rent is located in the State of Indiana, approximately 25.6% of our owned square footage and approximately 24.1% of our total annualized base rent is located in the State of Florida and approximately 19.3% of our owned square footage and approximately 19.4% of our total annualized base rent is located in the State of Texas. This level of concentration exposes us to greater economic risks than if we owned properties in numerous geographic regions. Any adverse economic or real estate developments in Indiana, Florida, Texas, or the surrounding regions, or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

We had approximately $647 million of consolidated indebtedness outstanding as of December 31, 2007, which may impede our operating performance and reduce our ability to incur additional indebtedness to fund our growth.

          Required repayments of debt and related interest can adversely affect our operating performance. We had approximately $647 million of consolidated outstanding indebtedness as of December 31, 2007. Approximately $174 million of this debt (as reduced by $134 million of interest rate swaps for fixed interest rates) bore interest at variable rates. Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it would adversely affect our results of operations.

          We use a combination of interest rate protection agreements, including interest rate swaps and locks, to manage risk associated with interest rate volatility. This may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

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

          Our substantial debt may harm our business and operating results by, among other things:

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

Recent uncertainty in the credit markets could make it difficult for us to refinance our existing indebtedness or obtain additional financing on favorable terms, if at all.

          The current global uncertainty in the credit markets is making it more difficult to obtain financing on favorable terms, if at all. During 2007, higher interest rates, falling real estate prices and a significant increase in the number of high risk, or sub-prime, mortgages originated in 2005 and 2006 contributed to dramatic increases in mortgage delinquencies and defaults in 2007. The anticipated future delinquencies among sub-prime borrowers in the United States is expected to continue in the foreseeable future. The uncertainty in the credit markets caused banks to reduce their loans to each other or make them at higher interest rates. Similarly, the ability of companies to obtain financing from banks became more difficult, and when financing was available, it was generally on terms less favorable than in the past.

          This uncertainty in the credit markets has created additional risks related to our indebtedness. Due to the difficulty in obtaining financing, we may not be able to refinance the existing indebtedness on our properties (which, in most cases, will not have been amortized fully at maturity) or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. In addition, we may be unable to obtain permanent financing on development projects we financed with construction loans or mezzanine debt. Our inability to obtain such permanent financing on favorable terms, if at all, could delay the completion of our development projects and/or cause us to incur additional capital costs in connection with completing such projects, either of which could have an adverse affect on our business and our ability to execute our growth strategy.

We expect to continue to experience rapid growth and may not be able to adapt our management and operational systems to respond to the integration of additional properties without significant disruption or expense.

          We have rapidly expanded our business in recent years. Our portfolio includes 30 operating properties that we have acquired since 1999, including 17 since our IPO, which contain approximately 2.4 million square feet of owned gross leasable area. Since our IPO, we have delivered 18 properties from our development pipeline into our operating portfolio, and we currently have under construction nine additional retail properties projected to total approximately 1.0 million square feet of gross leasable area (including non-owned anchor space). In addition to this active current development pipeline, we have an additional six land parcels in our visible shadow pipeline that are in the final stages of preparation for the commencement of construction. These parcels are expected to contain approximately 3.1 million square feet of gross leasable area. We also expect to continue to pursue additional development and acquisition opportunities.

          As a result of the significant growth of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems or hire and retain sufficient operational staff to integrate these properties into our portfolio and manage any future acquisitions of additional properties without operating disruptions or unanticipated costs. As we develop or acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants, retailers and employees. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets. Our failure to successfully integrate any future properties into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our shareholders.

Our future developments and acquisitions may not yield the returns we expect or may result in shareholder dilution.

          We expect to develop and/or acquire a number of real estate properties in the near future. New acquisitions and developments are subject to a number of risks, including, but not limited to:

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

          In addition, if a project is delayed or if we are unable to lease designated space to anchor tenants, certain tenants may have the right to terminate their leases. If any of these situations occur, development costs for a project will increase, which will result in reduced returns, or even losses, from such investments. In deciding whether to acquire or develop a particular property, we make certain assumptions regarding the expected future performance of that property. If these new properties do not perform as expected, our financial performance will be adversely affected. In addition, the issuance of equity securities as consideration for any acquisitions could be substantially dilutive to our shareholders.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

          As of December 31, 2007, a significant amount of our indebtedness was secured by our real estate assets. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of our investment. Also, certain of these mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

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

          We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or non-owned anchor or a failure by that major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could seriously harm our performance. As of December 31, 2007, the five largest tenants in our operating portfolio in terms of annualized base rent were Lowe’s Home Improvement, Circuit City, Publix, the State of Indiana, and Marsh Supermarkets, with annualized base rents for each representing 3.5%, 2.6%, 2.5%, 2.3%, and 2.2%, respectively, of our total annualized base rent.

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

          As of December 31, 2007, we owned five of our operating properties through joint ventures, two of which were accounted for using the equity method as we do not exercise requisite control for consolidation treatment. For the twelve months ended December 31, 2007, the five properties represented approximately 7% of our annualized base rent. In addition, six of the properties in our development pipeline, representing approximately 6% of our annualized base rent as of December 31, 2007, and two properties in our visible shadow pipeline are currently owned through joint ventures, one of which was accounted for under the equity method as of December 31, 2007 as we do not exercise requisite control for consolidation treatment. We have also entered into an agreement with Prudential Real Estate Investors to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

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

•

disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business, and possibly disrupt the day-to-

day operations of the property such as by delaying the implementation of important decisions until the conflict or dispute is resolved; and

•

we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we may not control the joint venture.

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

          We compete with numerous developers, owners and operators of retail shopping centers for tenants. These competitors include institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same submarkets in which our properties are located, but which have greater capital resources. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be adversely affected. As of December 31, 2007, leases were scheduled to expire on a total of approximately 3.9% of the space at our properties in 2008. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements we undertake may reduce cash available for distributions to shareholders.

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

          We are currently pursuing the redevelopment of our Glendale Town Center and Shops at Eagle Creek properties. We expect to redevelop certain of our other properties in the future. In connection with any redevelopment of our properties, we will bear certain risks, including the risk of construction delays or cost overruns that may increase project costs and make a project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, various tenants may have the right to withdraw from a property if a development and/or redevelopment project is not completed on time. In the case of a redevelopment project, consents may be required from various tenants in order to redevelop a center. In the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss.

We may not be able to sell properties when appropriate and could, under certain circumstances, be required to pay certain tax indemnities related to the properties we sell.

          Real estate property investments generally cannot be sold quickly. In connection with our formation at the time of our IPO, we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners of our Operating Partnership. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, we will indemnify the contributors of those properties for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment). The six properties to which our tax indemnity obligations relate represented approximately 19% of our annualized base rent in the aggregate as of December 31, 2007. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South and Market Street Village. We also agreed to limit the aggregate gain certain limited partners of our Operating Partnership would recognize, with respect to certain other contributed properties through December 31, 2016, to not more than $48 million in total, with certain annual limits, unless we reimburse them for the taxes attributable to the excess gain (and any taxes imposed on the reimbursement payments), and to take certain other steps to help them avoid incurring taxes that were deferred in connection with the formation transactions.

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

          Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may be unable to adjust our portfolio mix promptly in response to market conditions, which may adversely affect our financial position. In addition, we will be subject to income taxes on gains from the sale of any properties owned by any taxable REIT subsidiary.

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

          Our ability to make expected distributions to our shareholders depends on our ability to generate substantial revenues from our properties. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:

•

adverse changes in the national, regional and local economic climate, particularly in: Indiana, where approximately 36.3% of our owned square footage and 36.8% of our total annualized base rent is located; Florida, where approximately 25.6% of our owned square footage and 24.1% of our total annualized base rent is located; and Texas, where approximately 19.3% of our owned square footage and 19.4% of our total annualized base rent is located;

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

Insurance coverage on our properties may be expensive or difficult to obtain, exposing us to potential risk of loss.

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

          Some of the properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations may have released, or have the potential to release, such substances into the environment. In addition, some of our properties have tenants that may use hazardous or toxic substances in the routine course of their businesses. In general, these tenants have covenanted in their leases with us to use these substances, if any, in compliance with all environmental laws and have agreed to indemnify us for any damages that we may suffer as a result of their use of such substances. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Finally, one of our properties has contained asbestos-containing building materials, or ACBM, and another property may have contained such materials based on the date of its construction. Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

          We test our properties for compliance with applicable environmental laws on a limited basis. We cannot assure you that:

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

          The stock markets (including The New York Stock Exchange (NYSE), on which we list our common shares) have experienced significant price and volume fluctuations. The market price of our common shares could be similarly volatile, and investors in our common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

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

          If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2007, we had outstanding 28,981,594 common shares. Of these shares, approximately 27,584,000 are freely tradable, the remainder of which are mostly held by our “affiliates,” as that term is defined by Rule 144 under the Securities Act. In addition, approximately 8.3 million units of our Operating Partnership are owned by certain of our executive officers and other individuals, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC in August 2005 to register 9,115,149 common shares issued (or issuable upon redemption of units in our Operating Partnership) in our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

Certain members of our executive management team have outside business interests that could require time and attention.

          Certain members of our executive management team own interests in properties that are not part of our Company. These properties include a 243-room Indianapolis luxury hotel and condominium development that opened in 2006 and various outlots and land parcels that are held for sale. In some cases, one or more of these individuals or their affiliates will have certain management and fiduciary obligations that may conflict with such person’s responsibilities as an officer or trustee of our company and may adversely affect our operations.

Departure or loss of our key officers could have an adverse effect on us.

          Our future success depends, to a significant extent, upon the continued services of our existing executive officers. Our executive officers’ experience in real estate acquisition, development and finance are critical elements of our future success. We have employment agreements with each of our executive officers that provided for an initial term that ended in December 2007, with automatic one-year renewals unless either we or the officer elects not to renew the agreement. Each of these agreements was renewed through December 31, 2008. If one or more of our key executives were to die, become disabled or otherwise leave the company’s employ, we may not be able to replace this person with an executive officer of equal skill, ability, and industry expertise. Until suitable replacements personnel could be identified and hired, our operations and financial condition could be impaired.

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

          We believe that we have qualified for taxation as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. We intend to continue to meet the requirements for qualification and taxation as a REIT, but we cannot assure shareholders that we will qualify as a REIT. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. As a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income (excluding capital gains). The fact that we hold substantially all of our assets through our Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS

          None

ITEM 2. PROPERTIES

Retail Operating Properties

          As of December 31, 2007, we owned interests in a portfolio of 50 retail operating properties totaling approximately 7.4 million square feet of gross leasable area (“GLA”) (including non-owned anchor space). The following tables set forth more specific information with respect to the Company’s retail operating properties as of December 31, 2007:

OPERATING RETAIL PROPERTIES - TABLE I

Property[1,2]	State	MSA	Year Built/Renovated	Year Added to Operating Portfolio	Acquired, Redeveloped, or Developed	Total GLA[2]	Owned GLA[2]	Percentage of Owned GLA Leased[3]

Tarpon Springs Plaza	FL	Naples	2007	2007	Developed	276,346	82,546	100.0%
Estero Town Commons	FL	Naples	2006	2007	Developed	206,600	25,600	75.8%
International Speedway Square	FL	Daytona	1999	1999	Developed	233,901	220,901	98.2%
King’s Lake Square	FL	Naples	1986	2003	Acquired	85,497	85,497	87.0%
Wal-Mart Plaza	FL	Gainesville	1970	2004	Acquired	177,826	177,826	97.6%
Waterford Lakes Village	FL	Orlando	1997	2004	Acquired	77,948	77,948	97.6%
Eagle Creek Lowe’s	FL	Naples	2006	2006	Developed	165,000	—	*
Pine Ridge Crossing	FL	Naples	1993	2006	Acquired	258,874	105,515	97.1%
Riverchase	FL	Naples	1991/2001	2006	Acquired	78,340	78,340	100.0%
Courthouse Shadows	FL	Naples	1987/1999	2006	Acquired	134,867	134,867	95.3%
Circuit City Plaza	FL	Ft. Lauderdale	2004	2004	Developed	405,906	45,906	91.5%
Indian River Square	FL	Vero Beach	1997/2004	2005	Acquired	379,246	144,246	100.0%
Bolton Plaza[4]	FL	Jacksonville	1986	2005	Acquired	172,938	172,938	94.7%
Publix Center at Panola	GA	Atlanta	2001	2004	Acquired	73,079	73,079	98.4%
Publix at Acworth	GA	Atlanta	1996	2004	Acquired	69,628	69,628	98.0%
Kedron Village	GA	Atlanta	2006	2006	Developed	282,125	157,408	86.4%
Silver Glen Crossing	IL	Chicago	2002	2004	Acquired	138,265	132,716	89.2%
Fox Lake Crossing	IL	Chicago	2002	2005	Acquired	99,072	99,072	90.9%
Beacon Hill Shopping Center - I	IN	Crown Point	2006	2007	Developed	108,661	38,161	83.7%
Cool Creek Commons	IN	Indianapolis	2005	2005	Developed	137,107	124,578	100.0%
Boulevard Crossing	IN	Kokomo	2004	2004	Developed	213,696	123,696	96.3%
Traders Point	IN	Indianapolis	2005	2005	Developed	348,835	279,558	94.9%
Traders Point II	IN	Indianapolis	2005	2005	Developed	46,600	46,600	61.4%
Hamilton Crossing	IN	Indianapolis	1999	2004	Acquired	87,424	82,424	100.0%
Fishers Station[5]	IN	Indianapolis	1989	2004	Acquired	114,457	114,457	82.4%
Whitehall Pike	IN	Bloomington	1999	1999	Developed	128,997	128,997	100.0%
The Centre[6]	IN	Indianapolis	1986	1986	Developed	80,689	80,689	91.6%
The Corner Shops	IN	Indianapolis	1984/2003	1984	Developed	42,545	42,545	97.1%
Stoney Creek Commons	IN	Indianapolis	2000	2000	Developed	189,527	49,330	100.0%
Greyhound Commons	IN	Indianapolis	2005	2005	Developed	153,187	—	*
Weston Park, Phase I	IN	Indianapolis	2005	2005	Developed	12,200	—	*
Geist Pavilion	IN	Indianapolis	2006	2006	Developed	64,114	64,114	97.2%
Zionsville Place	IN	Indianapolis	2006	2006	Developed	12,400	12,400	90.3%
Red Bank Commons	IN	Evansville	2005	2006	Developed	324,308	34,308	69.8%
Martinsville Shops	IN	Martinsville	2005	2005	Developed	10,986	10,986	100.0%
50 South Morton	IN	Indianapolis	1999	1999	Developed	2,000	2,000	100.0%
Ridge Plaza	NJ	Oak Ridge	2002	2003	Acquired	115,088	115,088	96.9%
Eastgate Pavilion	OH	Cincinnati	1995	2004	Acquired	236,230	236,230	100.0%
Cornelius Gateway Build-to-Suit	OR	Portland, OR	2006	2007	Developed	35,800	21,000	46.4%
The Shops at Otty[7]	OR	Portland	2004	2004	Developed	154,845	9,845	89.6%
Plaza at Cedar Hill	TX	Dallas	2000	2004	Acquired	299,847	299,847	99.3%
Sunland Towne Centre	TX	El Paso	1996	2004	Acquired	312,450	307,474	92.1%
Galleria Plaza[8]	TX	Dallas	2002	2004	Acquired	44,306	44,306	100.0%
Cedar Hill Village	TX	Dallas	2002	2004	Acquired	139,092	44,262	94.2%
Preston Commons	TX	Dallas	2002	2002	Developed	142,539	27,539	92.5%
Burlington Coat Factory[9]	TX	San Antonio	1992/2000	2000	Redeveloped	107,400	107,400	100.0%
Plaza Volente	TX	Austin	2004	2005	Acquired	160,333	156,333	98.1%
Market Street Village	TX	Hurst	1970/2004	2005	Acquired	164,125	157,125	100.0%
50th & 12th	WA	Seattle	2004	2004	Developed	14,500	14,500	100.0%
Four Corner Square	WA	Seattle	1985	2004	Acquired	73,099	73,099	82.3%

TOTAL						7,392,845	4,732,924	94.8%

*

Property consists of ground leases only and no Owned GLA. As of December 31, 2007, the following were leased: Eagle Creek Lowe’s – single ground lease property; Greyhound Commons – two of four outlots leased; and Weston Park Phase I –one of two outlots leased.

1	All properties are wholly owned, except as indicated. Unless otherwise noted, each property is owned in fee simple by the Company.

2	Owned GLA represents gross leasable area that we own. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space, and non-owned structures on ground leases.

3	Percentage of Owned GLA Leased reflects Owned GLA/NRA leased as of December 31, 2007, except for Greyhound Commons, Weston Park Phase I and Eagle Creek Lowe’s (see *).

4

We acquired a 99.9% interest in this property through a joint venture with a third party that manages the property. At the current time, we receive 85% of the cash flow from the property, a percentage that may decrease under certain circumstances.

5

This property is divided into two parcels: a grocery store and small shops. We own a 25% interest in the small shops parcel through a joint venture and a 100% interest in the grocery store. The joint venture partner is entitled to an annual preferred payment of $96,000. All remaining cash flow is distributed to us.

6	We own a 60% interest in this property through a joint venture with a third party that manages the property.

7	We do not own the land at this property. It has leased the land pursuant to two ground leases that expire in 2017. We have six five-year options to renew this lease.

8	We do not own the land at this property. It has leased the land pursuant to a ground lease that expires in 2027. We have five five-year renewal options.

9

We do not own the land at this property. It has leased the land pursuant to a ground lease that expires in 2012. We have six five-year renewal options and a right of first refusal to purchase the land.

OPERATING RETAIL PROPERTIES – TABLE II

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue	Annualized Ground Lease Revenue	Annualized Total Retail Revenue[1]	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA[2]	Major Tenants and Non-Owned Anchors[3]

Tarpon Springs Plaza	FL	Naples	$20,000,000	$1,864,536	$228,828	$2,093,364	3.39%	$22.59	Cost Plus, AC Moore, Staples, Target (non-owned)
Estero Town Commons	FL	Naples	17,736,222	563,603	981,000	1,544,603	2.50%	29.03	Lowe’s Home Improvement
International Speedway Square	FL	Daytona	19,183,198	2,439,852	362,900	2,802,752	4.54%	11.25	Bed, Bath & Beyond, Circuit City, Stein Mart, Old Navy, Staples, Michaels
King’s Lake Square	FL	Naples	—	1,032,519	—	1,032,519	1.67%	13.88	Publix
Wal-Mart Plaza	FL	Gainesville	—	911,463	—	911,463	1.48%	5.25	Books-A-Million,Save-A-Lot, Wal-Mart
Waterford Lakes Village	FL	Orlando	—	904,042	—	904,042	1.46%	11.89	Winn-Dixie
Eagle Creek Lowe’s	FL	Naples	—	—	800,000	800,000	1.30%	—	Lowe’s Home Improvement
Pine Ridge Crossing	FL	Naples	17,500,000	1,621,957	—	1,621,957	2.63%	15.82	Publix, Target (non-owned), Beall’s Dept Store (non-owned)
Riverchase	FL	Naples	10,500,000	1,127,433	—	1,127,433	1.83%	14.39	Publix
Courthouse Shadows	FL	Naples	—	1,389,344	—	1,389,344	2.25%	10.81	Albertson’s, Office Max
Circuit City Plaza	FL	Ft. Lauderdale	—	817,202	—	817,202	1.32%	19.46	Circuit City, Lowe’s (non-owned), Wal-Mart (non-owned)
Indian River Square	FL	Vero Beach	13,300,000	1,484,543	—	1,484,543	2.40%	10.29	Beall’s Target (non-owned),Lowes (non-owned), Office Depot
Bolton Plaza[4]	FL	Jacksonville	—	1,088,087	—	1,088,087	1.76%	6.65	Wal-Mart
Publix Center at Panola	GA	Atlanta	4,006,861	832,970	—	832,970	1.35%	11.59	Publix
Publix at Acworth	GA	Atlanta	—	795,723	—	795,723	1.29%	11.66	Publix
Kedron Village	GA	Atlanta	29,700,000	2,396,233	—	2,396,233	3.88%	17.63	Target (non-owned), Bed Bath & Beyond, Ross Dress for Less, Petco
Silver Glen Crossing	IL	Chicago	—	1,515,247	85,000	1,600,247	2.59%	12.80	Caputos
Fox Lake Crossing	IL	Chicago	11,728,026	1,282,165	—	1,282,165	2.08%	14.24	Dominick’s Finer Foods
Beacon Hill Shopping Center - I	IN	Crown Point	11,074,807	545,097	60,000	605,097	0.98%	17.07	Strack & VanTil (non-owned)
Cool Creek Commons	IN	Indianapolis	18,000,000	2,099,569	85,500	2,185,069	3.54%	16.85	The Fresh Market, Stein Mart, Cardinal Fitness
Boulevard Crossing	IN	Kokomo	12,109,844	1,643,138	—	1,643,138	2.66%	13.80	PETCO, TJ Maxx, Kohl’s (non-owned)
Traders Point	IN	Indianapolis	48,000,000	3,764,554	713,996	4,478,550	7.25%	14.20	Dick’s Sporting Goods, Kerasotes, Marsh, Bed, Bath & Beyond, Michaels, Old Navy, Petsmart, Books A Million
Traders Point II	IN	Indianapolis	7,799,665	744,332	—	744,332	1.21%	26.02
Hamilton Crossing	IN	Indianapolis	—	1,423,070	71,500	1,494,570	2.42%	17.27	Office Depot
Fishers Station	IN	Indianapolis	4,546,291	1,174,629	—	1,174,629	1.90%	12.45	Marsh
Whitehall Pike	IN	Bloomington	9,096,127	1,014,000	—	1,014,000	1.64%	7.86	Lowe’s Home Improvement Center
The Centre[4,6]	IN	Indianapolis	—	973,558	—	973,558	1.58%	12.93	Osco Drug
The Corner Shops	IN	Indianapolis	1,731,369	562,734	—	562,734	0.91%	13.62	Hancock Fabrics
Stoney Creek Commons	IN	Indianapolis	—	464,755	—	464,755	0.75%	9.42	Lowe’s Home Improvement (non-owned), HH Gregg, Office Depot
Greyhound Commons	IN	Indianapolis	—	—	202,500	202,500	0.33%	—	Lowe’s Home Improvement Center (non-owned)
Weston Park, Phase I	IN	Indianapolis	—	—	85,000	85,000	0.14%	—
Geist Pavilion	IN	Indianapolis	11,125,000	1,070,552	—	1,070,552	1.73%	17.17	Partytree Superstore, Ace Hardware
Zionsville Place	IN	Indianapolis	—	232,612	—	232,612	0.38%	20.77
Red Bank Commons	IN	Evansville	4,798,797	359,484	—	359,484	0.57%	15.01	Wal-Mart (non-owned), HomeDepot (non-owned)
Martinsville Shops	IN	Martinsville	—	156,827	—	156,827	0.25%	14.28	Walgreens (non-owned)
50 South Morton	IN	Indianapolis	—	114,000	—	114,000	0.18%	57.00
Ridge Plaza	NJ	Oak Ridge	16,223,164	1,834,049	—	1,834,049	2.97%	16.44	A&P, CVS
Eastgate Pavilion	OH	Cincinnati	—	2,366,522	—	2,366,522	3.83%	10.02	Best Buy, Dick’s Sporting Goods, Value City Furniture
Cornelius Gateway	OR	Portland	—	186,748	—	186,748	0.30%	19.18	Fedex/Kinkos
The Shops at Otty	OR	Portland	—	249,665	122,500	372,165	0.60%	28.29	Wal-Mart (non-owned)
Plaza at Cedar Hill	TX	Dallas	26,344,517	3,602,891	—	3,602,891	5.83%	12.10	Hobby Lobby, Linens ‘N Things, Marshalls
Sunland Towne Centre[5]	TX	El Paso	25,000,000	2,790,886	104,809	2,895,695	4.69%	9.86	HMY Roomstore, Kmart, Circuit City
Galleria Plaza	TX	Dallas	—	726,770	—	726,770	1.18%	16.40	Shoe Pavilion
Cedar Hill Village	TX	Dallas	—	673,085	—	673,085	1.09%	16.14	24 Hour Fitness, JC Penny (non-owned)
Preston Commons	TX	Dallas	4,456,670	626,422	—	626,422	1.01%	24.59	Lowe’s Home Improvement (non-owned)
Burlington Coat Factory	TX	San Antonio	—	510,150	—	510,150	0.83%	4.75	Burlington Coat Factory
Plaza Volente	TX	Austin	28,680,000	2,394,827	100,000	2,494,827	4.04%	15.62	HEB Grocery
Market Street Village	TX	Hurst	—	2,048,458	115,700	2,164,158	3.50%	13.04	Circuit City, Jo-Ann Fabric, Ross Stores
50th & 12th	WA	Seattle	4,510,894	475,000	—	475,000	0.77%	32.76	Walgreens
Four Corner Square	WA	Seattle	—	753,866	—	753,866	1.22%	12.52	Johnson Hardware Store

TOTAL			$377,151,452	$57,649,169	$4,119,233	$61,768,402	100.00%	$12.84

1

Annualized Base Rent represents the contractual rent for December 2007 for each applicable property, multiplied by 12. This table does not include Annualized Base Rent from development property tenants open for business as of December 31, 2007.

2	Owned GLA represents gross leasable area that we own, Total GLA includes Owned GLA, square footage attributable to non-owned anchor space and non-owned structures on ground leases.

3	Represents the three largest tenants that occupy at least 10,000 square feet of GLA at the property, including non-owned anchors.

4	A third party manages this property.

5

In January 2008, we entered into a lease termination agreement with Circuit City at Sunland Towne Centre. At December 31, 2007, annualized base rent revenue of Circuit City at this property was approximately $0.4 million, or approximately 0.6% of the total annualized base rent revenue of our operating and development properties. We are in the process of identifying a replacement tenant.

6	We own a 60% interest in this property through a joint venture. Our portion of debt encumbering the property is $2,265,817.

Commercial Properties

          As of December 31, 2007, we owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area (“NRA”) and an associated parking garage. The following sets forth more specific information with respect to the Company’s commercial properties as of December 31, 2007:

OPERATING COMMERCIAL PROPERTIES

Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Encumbrances	Owned NRA	Percentage Of Owned NRA Leased	Annualized Base Rent[1]	Percentage of Annualized Commercial Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants

Indiana
Thirty South[4]	Indianapolis	1905/2002	Redeveloped	$22,370,485	298,346	86.8%	$4,652,053	60.1%	$17.96	Indiana Supreme Court, City Securities, Kite Realty Group
Pen Products	Indianapolis	2003	Developed	—	85,875	100.0%	813,236	10.9%	9.47	Indiana Dept of Administration
Spring Mill Medical[2]	Indianapolis	1998/2002	Redeveloped	—	63,431	100.0%	1,466,603	19.7%	23.12	University Medical Diagnostic Associates, Indiana University Healthcare Associates
Union Station Parking Garage[3]	Indianapolis	1986	Acquired	—	N/A	N/A	N/A	N/A	N/A	Denison Parking
Indiana State Motorpool	Indianapolis	2004	Developed	3,978,684	115,000	100.0%	693,450	9.3%	6.03	Indiana Dept. of Administration

			TOTAL	$26,349,169	562,652	93.0%	$7,625,342	100.0%	$14.57

1	Annualized Base Rent represents the monthly contractual rent for December 2007 for each applicable property, multiplied by 12.

2	We own a 50% interest in this property through a joint venture with one of the tenants at this property. Our portion of debt encumbering the property is $5,915,288.

3	Annualized Base Rent for 2007 is approximately $500,000.

4	Annualized Base Rent includes $890,942 from the Company and subsidiaries as of December 31, 2007.

Retail Development/Redevelopment Properties

          In addition to our operating retail properties, as of December 31, 2007, we owned 11 retail development/ redevelopment properties that are expected to contain approximately 1.8 million square feet of gross leasable area (including non-owned anchor space) upon completion. The following sets forth more specific information with respect to the Company’s retail development properties as of December 31, 2007:

Current Development Projects	Company Ownership %[6]	MSA	Encumbrances	Actual/ Projected Opening Date[1]	Projected Owned GLA[2]	Projected Total GLA[3]	Percent of Owned GLA Occupied[7]	Percent of Owned GLA Pre-Leased/ Committed[5]	Total Estimated Project Cost[4]	Cost Incurred as of Dec. 31, 2007[4]	Major Tenants and Non-owned Anchors

Bayport Commons, FL	60%	Tampa	$18,024,852	Q4 2007	97,200	286,000	45.1%	87.3%	$27,300	$26,085	Michaels, PetSmart, Target (non-owned), Best Buy
Cobblestone Plaza, FL	50%	Ft. Lauderdale	21,868,702	Q4 2008	153,600	163,600	0.0%	75.1%	47,000	28,436	Whole Foods, Staples
Beacon Hill Shopping Center, IN – Phase II11	50%	Crown Point	—	Q4 2007	19,160	19,160	33.4%	33.4%	5,000	3,984	Strack & VanTil (non-owned), Walgreens (non-owned)
Bridgewater Marketplace I, IN	100%	Indianapolis	9,297,177	Q1 2007	26,000	50,820	17.3%	17.3%	11,300	11,000	Walgreens (non-owned)
54th & College, IN	100%	Indianapolis	—	Q4 2007	N/A	20,100	0.0%	100.0%	2,500	2,500	Fresh Market
Springmill Medical II, IN	50%	Carmel	—	Q4 2008	41,000	41,000	0.0%	100.0%	8,500	546	Medical Practice Groups
Naperville Marketplace, IL	100%	Chicago	10,397,550	Q4 2006	81,607	151,607	47.3%	82.4%	16,500	12,852	Caputo’s Fresh Market (non-owned), TJ Maxx
Sandifur Plaza, WA (Build to suit for sale)	95%	Tri-Cities	—	Q4 2006	12,538	12,538	57.5%	82.5%	3,400	2,974	Walgreens (non-owned)
Gateway Shopping Center, WA	50%	Seattle	15,626,188	Q1 2007	83,000	289,000	43.4%	79.0%	24,300	21,712	Ross Stores, PetSmart, Kohl’s (non-owned), Winco Foods (non-owned)

Subtotal – Current Development Projects			75,214,469		514,105	1,033,825	26.6%	76.9%	$145,800	$110,089

Redevelopment Projects	Company Ownership %	MSA	Encumbrances	Existing Owned GLA	Projected Owned GLA[2]	Projected Total GLA[3]	Existing Owned GLA Leased	Projected Owned GLA Leased	Total Estimated Project Cost[4]	Major Tenants and Non-owned Anchors

Shops at Eagle Creek, FL8,9	100%	Naples	—	72,271	72,271	72,271	55.3%	55.3%	$3,500	Staples
Glendale Town Center, IN8,10	100%	Indianapolis	—	362,273	404,000	685,000	93.8%	84.1%	15,000	Macy’s, Target (non-owned), Lowe’s (non-owned), Kerasotes Theatre, Staples

Subtotal – Redevelopment Projects			$75,214,469	434,544	476,271	757,271			18,500

Total Current Development/Redevelopment Projects					990,376	1,791,096			$164,300

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

4	Dollars in thousands. Reflects both the Company’s and partners’ share of costs.

5	Excludes outlot land parcels we own and ground lease to tenants. Includes leases under negotiation for approximately 16,259 square feet for which we have signed non-binding letters of intent.

6

We own the following development properties through joint ventures: Cobblestone Plaza (50%); Sandifur Plaza (95%); Beacon Hill (preferred return, then 50%); Gateway Shopping Center (preferred return, then 50% until internal rate of return threshold is reached and then 25%); Spring Mill Medical II (preferred return, then 50%) and Bayport Commons (preferred return, then 60%).

7	Includes tenants that have taken possession of their space or have begun paying rent.

8	This property has been removed from the operating portfolio statistics during its redevelopment.

9

We are in the process of re-tenanting the anchor space formerly occupied by Winn-Dixie with two junior box users. We have an executed lease with Staples for approximately one-half of the former grocery space.

10

Target Corporation acquired 10.5 acres in April 2007 and will anchor the redevelopment. We will construct approximately 62,000 square feet of new b-shop/professional office space and leasing activities have commenced. Existing tenants that will remain throughout the redevelopment process include Macy’s, Kerasotes Theaters, Staples, Indianapolis-Marion Co. Public Library, OASIS, Lenscrafters, Taco Bell, and O’Charley’s.

11	Beacon Hill Phase I was transferred to the operating portfolio in the third quarter of 2007 at a total cost of $12 million.

Other Development Activity

          In addition to our current development pipeline, as displayed in the table above, we have a significant “visible shadow” development pipeline, which includes land parcels that are in the final stages of preparation for construction to commence. As of December 31, 2007, this visible shadow pipeline consisted of six projects that are expected to contain approximately 3.1 million square feet at a total estimated project cost of approximately $391.8 million.

Project	MSA	KRG Ownership %[2]	Encumbrances	Estimated Start Date	Estimated Total GLA[1]	Total Estimated Project Cost[1,5]	Cost Incurred as of Dec. 31, 2007[5]	Potential Tenancy

Parkside Town Commons, NC3	Raleigh	40%	$—	TBD	1,500,000	$134,000	$51,433	Mixed Use Shopping Center
Delray Marketplace, FL	Delray Beach	50%	9,080,033	TBD	318,000	100,000	35,335	Grocery, Theater, Jr. Boxes, Shops, Restaurants
Eddy Street Commons Phase I, IN7	South Bend	100%	—	TBD	465,000	70,000	1,743	Retail, Apartments, Office
Maple Valley, WA4	Seattle	100%	—	TBD	156,000	36,000	7,825	Grocery, Hardware Store, Shops, Restaurants
Broadstone Station (Apex), NC	Raleigh	100%	—	TBD	345,000	25,600	17,026	Power Center
South Elgin Commons, IL	Chicago	100%	4,425,000	TBD	308,000	26,200	6,508	Power Center

Total Visible Shadow Pipeline			$13,505,033		3,092,000	391,800	$119,870

Grand Total – All Development Activity[6]			$88,719,502			$556,100

1	Total Estimated Cost and Estimated Total GLA based on preliminary site plans and includes non-owned anchor space that exists or is currently under construction.

2	We own the following development properties through joint ventures: Delray Marketplace (preferred return, then 50%) and Cobblestone Plaza (preferred return, then 50%).

3

In December 2006, Parkside Town Commons was acquired in a joint venture with Prudential Real Estate Investors. Our interest in this joint venture is currently 40% and will become 20% upon the commencement of construction. Our portion of debt encumbering this property at December 31, 2007 was $19,912,566.

4	“Total Estimated Cost” includes the acquisition cost of the Four Corner Square shopping center which is a component of the Maple Valley redevelopment.

5	Dollars in thousands. Reflects both the Company’s and partners’ share of costs.

6	Includes the Current Development Pipeline, Redevelopment Projects and the Visible Shadow Pipeline.

7	The total estimated cost of the initial phase includes retail, office, and multi-family. We intend to own 100% of the retail and office while utilizing a joint venture for the multi-family component.

Land Held for Future Development

          As of December 31, 2007, we owned interests in land parcels comprising approximately 112 acres that may be used for future expansion of existing properties or development of new retail or commercial properties.

Tenant Diversification

          No individual retail or commercial tenant accounted for more than 3.5% of the portfolio’s annualized base rent for the year ended December 31, 2007 or 3.9% of total retail portfolio GLA as of December 31, 2007. The following table sets forth certain information for the largest 10 tenants and non-owned anchor tenants (based on total GLA) open for business or for which ground lease payments are being made at the Company’s retail properties based on minimum rents in place as of December 31, 2007:

TOP 10 RETAIL TENANTS BY GROSS LEASABLE AREA

Tenant	Number of Locations	Total GLA	Number of Leases	Company Owned GLA[2]	Number of Anchor Owned Locations	Anchor Owned GLA[3]

Lowe’s Home Improvement[1]	9	1,247,630	3	128,997	6	1,118,633
Wal-Mart	5	749,649	2	234,649	3	515,000
Target	5	536,732	0	0	5	536,732
Federated Department Stores	1	237,455	1	237,455	0	0
Publix	5	234,246	5	234,246	0	0
Home Depot	1	140,000	0	0	1	140,000
Circuit City[4]	4	132,347	4	132,347	0	0
Dick’s Sporting Goods	2	126,672	2	126,672	0	0
Marsh Supermarkets	2	124,902	2	124,902	0	0
Ross Stores	4	118,374	4	118,374	0	0

Total	38	3,648,007	23	1,337,642	15	2,310,365

1

A ground lease with Lowe’s was entered into during the first quarter of 2006. An estimated 165,000 square feet is included in Anchor Owned GLA to account for this property. Another ground lease with Lowe’s was entered into during the second quarter of 2006. An estimated 163,000 square feet is included in Anchor Owned GLA to account for this property.

2	Excludes the estimated size of the structures located on land we own and ground lease to tenants.

3	Includes the estimated size of the structures located on land we own and ground lease to tenants.

4

In January 2008, we entered into a lease termination agreement with Circuit City at Sunland Towne Centre. At December 31, 2007, annualized base rent revenue of Circuit City at this property was approximately $0.4 million, or approximately 0.6% of the total annualized base rent revenue of our operating and development properties. We are in the process of identifying a replacement tenant.

          The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail and commercial properties based on minimum rents in place as of December 31, 2007:

TOP 25 TENANTS BY ANNUALIZED BASE RENT1, 2

Tenant	Type of Property	Number of Locations	Leased GLA/NRA[5]	% of Owned GLA/NRA of the Portfolio	Annualized Base Rent[1,2]	Annualized Base Rent per Sq. Ft.	% of Total Portfolio Annualized Base Rent

Lowe’s Home Improvement[4]	Retail	3	128,997	2.2%	$2,564,000	$5.61	3.5%
Circuit City[6]	Retail	4	132,347	2.2%	1,930,190	14.58	2.6%
Publix	Retail	5	234,246	3.9%	1,837,588	7.84	2.5%
State of Indiana	Commercial	3	210,393	3.5%	1,668,492	7.93	2.3%
Marsh Supermarkets	Retail	2	124,902	2.1%	1,633,958	13.08	2.2%
Bed Bath & Beyond	Retail	4	109,296	1.8%	1,356,866	12.41	1.8%
Indiana Supreme Court	Commercial	1	75,488	1.3%	1,339,164	17.74	1.8%
Petsmart	Retail	4	98,258	1.6%	1,290,521	13.13	1.8%
Staples	Retail	4	90,102	1.5%	1,220,849	13.55	1.7%
Dick’s Sporting Goods	Retail	2	126,672	2.1%	1,220,004	9.63	1.7%
Ross Stores	Retail	4	118,374	2.0%	1,210,784	10.23	1.6%
HEB Grocery Company	Retail	1	105,000	1.8%	1,155,000	11.00	1.6%
Office Depot	Retail	4	103,294	1.7%	1,058,350	10.25	1.4%
Wal-Mart	Retail	2	234,649	3.9%	930,927	3.97	1.3%
Kmart	Retail	1	110,875	1.9%	850,379	7.67	1.2%
University Medical Diagnostic Associates[3]	Commercial	1	32,256	0.5%	844,402	26.18	1.1%
Michaels	Retail	3	69,137	1.2%	825,616	11.94	1.1%
TJX Companies	Retail	3	88,550	1.5%	805,312	9.09	1.1%
Kerasotes Theaters[4]	Retail	2	43,050	0.7%	776,496	8.92	1.1%
Dominick’s	Retail	1	65,977	1.1%	775,230	11.75	1.1%
City Securities Corporation	Commercial	1	38,810	0.7%	771,155	19.87	1.0%
The Great Atlantic & Pacific Tea Co.	Retail	1	58,732	1.0%	763,516	13.00	1.0%
Old Navy	Retail	3	64,868	1.1%	748,693	11.54	1.0%
Indiana University Health Care Assoc.[3]	Commercial	1	31,175	0.5%	622,202	19.96	0.8%
Petco	Retail	3	40,777	0.7%	595,944	14.61	0.8%

TOTAL			2,536,225	42.5%	$28,795,638	$9.90	39.1%

1	Annualized base rent represents the monthly contractual rent for December 2007 for each applicable tenant multiplied by 12.

2	Excludes tenants at development properties that are Build-to-Suits for sale.

3	Property held in unconsolidated joint venture. Annualized base rent is reflected at 100 percent.

4	Annualized Base Rent per Sq. Ft. is adjusted to account for the estimated square footage attributed to structures on land we own and ground lease to tenants.

5	Excludes the estimated size of the structures located on land we own and ground leased to tenants.

6

In January 2008, we entered into a lease termination agreement with Circuit City at Sunland Towne Centre. At December 31, 2007, annualized base rent revenue of Circuit City at this property was approximately $0.4 million, or approximately 0.6% of the total annualized base rent revenue of our operating and development properties. We are in the process of identifying a replacement tenant.

Geographic Information

          The Company owns 50 operating retail properties, totaling approximately 4.7 million of owned square feet in nine states. As of December 31, 2007, the Company owned interests in four operating commercial properties, totaling approximately 563,000 square feet of net rentable area, and an associated parking garage. All of these commercial properties are located in the state of Indiana. The following table summarizes the Company’s operating properties by state as of December 31, 2007:

	Number of Operating Properties[1]	Owned GLA/NRA[2]	Percent of Owned GLA/NRA	Total Number of Leases	Annualized Base Rent[3]	Percent of Annualized Base Rent	Annualized Base Rent per Leased Sq. Ft.

Indiana	23	2,164,518	36.3%	211	$25,358,437	36.8%	$12.60
• Retail	18	1,601,866	27.0%	196	17,733,093	25.7%	11.90
• Commercial	5	562,652	9.3%	15	7,625,344	11.1%	14.57
Florida	13	1,520,374	25.6%	185	16,589,417	24.1%	11.97
Texas	8	1,144,286	19.3%	90	13,373,490	19.4%	12.05
Illinois	2	264,788	4.5%	34	3,127,413	4.5%	12.95
New Jersey	1	115,088	1.9%	18	1,834,049	2.7%	16.44
Georgia	3	300,115	5.1%	57	4,024,926	5.8%	14.58
Washington	2	166,799	2.8%	26	1,851,384	2.7%	16.90
Ohio	1	236,230	4.0%	7	2,366,522	3.4%	10.02
Oregon	2	30,845	0.5%	9	436,413	0.6%	23.51

TOTAL	55	5,943,043	100.0%	637	$68,962,051	100.0%	$12.53

1

This table includes operating retail properties, operating commercial properties (including a parking garage), and development properties open for business or ground lease tenants who commenced paying rent as of December 31, 2007.

2

Owned GLA/NRA represents gross leasable area or net leasable area we own. It does not include 24 parcels or outlots owned by the Company and ground leased to tenants, which contain 24 non-owned structures totaling approximately 487,253 square feet. It also excludes the square footage of Union Station Parking Garage.

3

Annualized Base Rent excludes $4,119,233 in annualized ground lease revenue attributable to parcels and outlots owned by the Company and ground leased to tenants. It also excludes approximately $500,000 in 2007 annualized minimum rent attributed to Union Station Parking Garage as well as the leases on development properties.

Lease Expirations

          Approximately 3.9% of total annualized base rent and approximately 4.9% of total GLA/NRA expire in 2008. The following tables show scheduled lease expirations for retail and commercial tenants and development property tenants open for business and development property tenants open for business as of December 31, 2007, assuming none of the tenants exercise renewal options. The tables include tenants open for business at operating retail and commercial properties as of December 31, 2007.

LEASE EXPIRATION TABLE– OPERATING PORTFOLIO1

	Number of Expiring Leases[1,2]	Expiring GLA/NRA[3]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[4]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue

2008	53	267,050	4.9%	$2,657,023	3.9%	$9.95	$800,000
2009	76	232,058	4.2%	3,971,970	5.8%	17.12	0
2010	91	480,961	8.7%	6,162,471	8.9%	12.81	0
2011	88	635,396	11.5%	6,084,389	8.8%	9.58	0
2012	115	479,543	8.7%	7,926,953	11.5%	16.53	85,000
2013	41	445,942	8.1%	4,554,747	6.6%	10.21	0
2014	36	453,889	8.2%	5,353,336	7.8%	11.79	427,900
2015	43	556,601	10.1%	6,964,781	10.1%	12.51	181,504
2016	30	311,763	5.7%	3,888,897	5.6%	12.47	93,500
2017	32	498,314	9.1%	7,784,937	11.3%	15.62	550,316
Beyond	32	1,141,502	20.8%	13,612,547	19.7%	11.93	2,558,013

TOTAL	637	5,503,019	100.0%	$68,962,051	100.0%	$12.53	$4,696,233

1	Excludes tenants at development properties that are Build-to-Suits for sale.

2

Lease expiration table reflects rents in place as of December 31, 2007, and does not include option periods; 2008 expirations include 13 month-to-month tenants. This column also excludes ground leases.

3	Expiring GLA excludes estimated square footage attributable to non-owned structures on land we own and ground leased to tenants.

4	Annualized base rent represents the monthly contractual rent for December 2007 for each applicable tenant multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE– RETAILANCHORTENANTS1

	Number of Expiring Leases[1,2]	Expiring GLA/NRA[3]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[4]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue

2008	3	164,565	3.0%	$826,644	1.2%	$5.02	$800,000
2009	3	58,710	1.1%	519,894	0.8%	8.86	0
2010	12	295,189	5.4%	2,688,985	3.9%	9.11	0
2011	8	455,904	8.2%	2,503,283	3.6%	5.49	0
2012	8	179,119	3.3%	1,678,862	2.4%	9.37	0
2013	3	222,521	4.0%	993,053	1.4%	4.46	0
2014	9	235,634	4.3%	2,389,267	3.5%	10.14	0
2015	12	410,263	7.5%	3,949,239	5.7%	9.63	0
2016	7	220,312	4.0%	2,033,456	3.0%	9.23	0
2017	14	341,441	6.2%	4,383,690	6.4%	12.84	0
Beyond	23	1,086,622	19.7%	12,420,759	18.0%	11.43	990,000

TOTAL	102	3,670,280	66.7%	$34,387,132	49.9%	$9.37	$1,790,000

1	Retail anchor tenants are defined as tenants that occupy 10,000 square feet or more. Excludes tenants at development properties that are Build-to-Suits for sale.

2

Lease expiration table reflects rents in place as of December 31, 2007, and does not include option periods; 2008 expirations include one month-to-month tenant. This column also excludes ground leases.

3	Expiring GLA excludes square footage for non-owned ground lease structures on land we own and ground leased to tenants.

4	Annualized base rent represents the monthly contractual rent for December 2007 for each applicable property multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE– RETAILSHOPS

	Number of Expiring Leases[1]	Expiring GLA/NRA[1,2]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[3]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue

2008	50	102,485	1.9%	$1,830,379	2.7%	$17.86	$0
2009	73	173,348	3.2%	3,452,076	5.0%	19.91	0
2010	77	176,674	3.2%	3,291,607	4.8%	18.63	0
2011	80	179,492	3.3%	3,581,107	5.2%	19.95	0
2012	104	258,235	4.7%	5,564,012	8.1%	21.55	85,000
2013	34	95,067	1.7%	1,963,623	2.9%	20.66	0
2014	25	64,445	1.2%	1,499,464	2.2%	23.27	427,900
2015	30	95,372	1.7%	2,124,601	3.1%	22.28	181,504
2016	23	91,451	1.7%	1,855,441	2.7%	20.29	93,500
2017	16	49,129	0.9%	1,217,682	1.8%	24.79	550,316
Beyond	8	23,705	0.3%	569,585	0.6%	24.03	1,568,013

TOTAL	520	1,309,403	23.8%	$26,949,577	39.1%	$20.58	$2,906,233

1

Lease expiration table reflects rents in place as of December 31, 2007, and does not include option periods; 2008 expirations include 12 month-to-month tenants. This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage to non-owned structures on land we own and ground lease to tenants.

3	Annualized base rent represents the monthly contractual rent for December 2007 for each applicable property multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE– COMMERCIALTENANTS

	Number of Expiring Leases[1]	Expiring NLA[1]	% of Total NRA Expiring	Expiring Annualized Base Rent[2]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.

2008	0	0	0.0%	$0	0.0%	$0.00
2009	0	0	0.0%	0	0.0%	0.00
2010	2	9,098	0.2%	181,880	0.3%	19.99
2011	0	0	0.0%	0	0.0%	0.00
2012	3	42,189	0.8%	684,080	1.0%	16.21
2013	4	128,354	2.3%	1,598,071	2.3%	12.45
2014	2	153,810	2.7%	1,464,605	2.1%	9.52
2015	1	50,966	0.9%	890,942	1.3%	17.48
2016	0	0	0.0%	0	0.0%	0.00
2017	2	107,744	2.0%	2,183,566	3.1%	20.27
Beyond	1	31,175	0.6%	622,198	0.9%	19.96

TOTAL	15	523,336	9.5%	$7,625,342	11.0%	$14.57

1	Lease expiration table reflects rents in place as of December 31, 2007, and does not include option periods. This column also excludes ground leases.

2	Annualized base rent represents the monthly contractual rent for December 2007 for each applicable property multiplied by 12.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Market Information – Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “KRG”. On March 7, 2008, the last reported sales price of our common shares on the NYSE was $12.25.

          The following table sets forth, for the periods indicated, the high and low sales prices and the closing prices for the Company’s common shares:

	High	Low	Closing

Quarter Ended March 31, 2006	$16.15	$14.81	$15.95
Quarter Ended June 30, 2006	$15.88	$14.05	$15.59
Quarter Ended September 30, 2006	$17.10	$14.88	$17.04
Quarter Ended December 31, 2006	$19.70	$16.66	$18.62
Quarter Ended March 31, 2007	$21.14	$18.24	$19.95
Quarter Ended June 30, 2007	$21.80	$18.05	$19.02
Quarter Ended September 30, 2007	$19.49	$15.02	$18.80
Quarter Ended December 31, 2007	$20.60	$13.95	$15.27

          Holders – The number of registered holders of record of our common shares was 59 as of March 7, 2008. This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.

          Distributions – Our Board of Trustees declared the following cash distributions per share to our common shareholders for the periods indicated:

Quarter	Record Date	Distribution Per Share	Payment Date

1st 2006	April 6, 2006	$0.1875	April 18, 2006
2nd 2006	July 6, 2006	$0.1875	July 18, 2006
3rd 2006	October 5, 2006	$0.1950	October 17, 2006
4th 2006	January 5, 2007	$0.1950	January 16, 2007
1st 2007	April 5, 2007	$0.1950	April 17, 2006
2nd 2007	July 6, 2007	$0.1950	July 18, 2007
3rd 2007	October 4, 2007	$0.2050	October 16, 2007
4th 2007	January 7, 2008	$0.2050	January 15, 2008

          We intend to continue to pay regular quarterly distributions to our common shareholders. Future distributions will be declared and paid at the discretion of our Board of Trustees, and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Trustees deem relevant. We anticipate that for the foreseeable future, cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by us. Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. These distributions have the effect of deferring taxation until the sale of a shareholder’s common shares. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income. Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. For the taxable year ended December 31, 2007, approximately 40.0% of our distributions to shareholders constituted a return of capital, approximately 37.3% constituted taxable ordinary income dividends and approximately 22.7% constituted taxable capital gains.

          Under our revolving credit facility, we are permitted to make distributions to our shareholders not to exceed 95% of our Funds From Operations (“FFO”) provided that no event of default exists. See page 57 for a discussion of FFO. If an event of default exists, we may only make distributions sufficient to maintain our REIT status. However, we may not make any distributions if any event of default resulting from nonpayment or bankruptcy exists, or if our obligations under the credit facility are accelerated.

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

          The following graph compares the cumulative total shareholder return of our common shares for the period from August 11, 2004, the date that our common shares began trading on NYSE, to December 31, 2007, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period. The graph assumes that the value of the investment in our common shares and each index was $100 at August 11, 2004 and that all dividends were reinvested. The shareholder return shown on the graph below is not indicative of future performance.

COMPARISON OF 40 MONTH CUMULATIVE TOTAL RETURN*
Among Kite Realty Group Trust, The S&P 500 Index
And The NAREIT Equity Index

* $100 invested on 8/11/04 in stock or on 7/31/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Index	8/11/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07

Kite Realty Group Trust	100.00	101.15	117.54	112.93	120.69	121.56	126.04	122.69	119.92	131.08	143.23	153.46	146.31	144.62	117.46
S & P 500	100.00	101.49	110.86	108.48	109.96	113.93	116.30	121.20	119.45	126.22	134.68	135.54	144.05	146.97	142.08
NAREIT All Equity REIT Index	100.00	107.87	124.30	115.53	132.23	137.30	139.42	159.97	157.42	172.01	188.30	194.82	177.21	181.79	158.75

ITEM 6. SELECTED FINANCIAL DATA

          The following tables set forth, on a historical basis, selected financial and operating information. The financial information has been derived from the consolidated balance sheets and statements of operations of the Company and the combined statements of operations of our Predecessor. This information should be read in conjunction with the audited consolidated financial statements of the Company and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

	The Company				The Predecessor

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004	Year Ended December 31, 2003

	($ in thousands, except share and per share data)
Operating Data:
Revenues:
Rental related revenue	$101,494	$89,703	$72,296	$19,618	$12,824	$10,906
Construction and service fee revenue	37,260	41,447	26,420	9,334	5,257	14,852

Total revenue	138,754	131,150	98,716	28,952	18,081	25,758

Expenses:
Property operating	15,121	13,580	12,337	3,667	4,033	3,603
Real estate taxes	11,917	11,260	7,456	1,927	1,409	1,132
Cost of construction and services	32,077	35,901	21,823	8,787	4,405	11,536
General, administrative, and other	6,299	5,323	5,328	1,781	1,477	2,746
Depreciation and amortization	31,851	29,579	21,696	7,629	3,270	2,405

Total expenses	97,265	95,643	68,640	23,791	14,594	21,422

Operating income	41,489	35,507	30,076	5,161	3,487	4,336
Interest expense	(25,965)	(21,222)	(17,836)	(4,377)	(4,557)	(3,809)
Loss on sale of asset	—	(764)	—	—	—	—
Loan prepayment penalties and expenses	—	—	—	(1,671)	—	—
Income tax expense of taxable REIT subsidiary	(762)	(966)	(1,041)	—	—	—
Other income, net	779	345	215	30	111	150
Minority interest (income) loss of unconsolidated subsidiaries	(587)	(117)	(1,267)	(126)	215	(233)
Equity in earnings of unconsolidated entities	291	286	253	134	164	273
Limited Partners’ interests in the continuing operations of the Operating Partnership	(3,400)	(2,966)	(3,309)	258	—	—

Income (loss) from continuing operations	11,845	10,103	7,091	(591)	(580)	717
Discontinued operations:
Operating income from discontinued operations, net of Limited Partners’ interests	96	77	820	259	388	720
Gain on sale of operating property, net of Limited Partners’ interests	1,582	—	5,525	—	—	—

Income from discontinued operations	1,678	77	6,345	259	388	720

Net income (loss)	$13,523	$10,180	$13,436	$(332)	$(192)	$1,437

Income (loss) per common share – basic:
Continuing operations	$0.41	$0.35	$0.33	$(0.03)
Discontinued operations	0.06	—	0.30	0.01

	$0.47	$0.35	$0.63	$(0.02)

Income (loss) per common share – diluted:
Continuing operations	$0.40	$0.35	$0.33	$(0.03)
Discontinued operations	0.06	—	0.29	0.01

	$0.46	$0.35	$0.62	$(0.02)

Weighted average Common Shares outstanding - basic	28,908,274	28,733,228	21,406,980	18,727,977

Weighted average Common Shares outstanding - diluted	29,180,987	28,903,114	21,520,061	18,727,977

Distributions declared per Common Share	$0.800	$0.765	$0.750	$0.281

Significant changes in operations in fiscal year 2007 are primarily a result of the following:

•

In November 2007, we sold our 176th & Meridian property for net proceeds of $7.0 million and a gain, net of Limited Partners’ interests, of $1.6 million. 176th & Meridian was a development property that was added to our operating portfolio in the third quarter of 2004. Therefore, the operating results related to this property have been reflected as discontinued operations for fiscal years ended December 31, 2007, 2006, 2005, and 2004; and

•	the transition of six development properties that became operational or partially operational during 2007.

	The Company Year Ended December 31				The Predecessor Year Ended December 31

	2007	2006	2005	2004	2003

	($ in thousands)
Balance Sheet Data:
Investment properties, net	$965,583	$892,625	$738,734	$521,078	$149,346
Cash and cash equivalents	$19,002	$23,953	$15,209	$10,103	$2,189
Total assets	$1,048,235	$983,161	$799,230	$563,544	$171,336
Mortgage and other indebtedness	$646,834	$566,976	$375,246	$283,479	$141,498
Total liabilities	$714,100	$634,435	$436,106	$336,922	$165,778
Limited partners’ interests in the operating partnership	$74,512	$78,812	$84,245	$68,423	$—
Shareholders’ equity	$259,623	$269,914	$278,879	$158,199	$5,558
Total liabilities and shareholders’ equity	$1,048,235	$983,161	$799,230	$563,544	$171,336

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

Our Business and Properties

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

          As of December 31, 2007, we owned interests in a portfolio of 50 operating retail properties totaling approximately 7.4 million square feet of gross leasable area (including non-owned anchor space) and also owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area and an associated parking garage. Also, as of December 31, 2007, we had an interest in 11 properties in our development/redevelopment pipeline (including our Glendale Town Center and Shops at Eagle Creek properties, both of which are undergoing a major redevelopment). Upon completion, our development/redevelopment properties are anticipated to have approximately 1.8 million square of total gross leasable area.

          In addition to our current development/redevelopment pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are undergoing pre-development activity and are in the final stages of preparation for construction to commence. As of December 31, 2007, this visible shadow pipeline consisted of six projects that are expected to contain approximately 3.1 million square feet of total gross leasable area upon completion.

          Finally, as of December 31, 2007, we also owned interests in other land parcels comprising approximately 112 acres. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheet.

2007 Developments and Current Market Conditions

          During 2007 and into 2008, there was, and continues to be, increasing economic uncertainty. The United States economy, as well as the specific markets that we operate in, could face a challenging economic environment in 2008. The possibility of recession or the effects of inflation, consumer credit availability, consumer debt levels, energy costs, tax rates, business layoffs, downsizing or industry slowdowns could have an adverse affect on the businesses of our retail tenants. This, in turn, could challenge our business because current or prospective tenants may be unwilling to enter into or renew leases with us on favorable terms or at all, or our tenants may have a more difficult time paying us rent. These conditions could also negatively affect the market for retail space. As an owner and developer of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets where our centers are located. This is particularly true in Indiana, Florida and Texas, the states where the majority of our properties are located.

          The challenging economic conditions in the United States have been created, in part, by recent events in the credit, mortgage and housing markets. During 2007, higher interest rates, falling real estate prices and a significant increase in the number of high risk, or sub-prime, mortgages contributed to dramatic increases in mortgage delinquencies and defaults in 2007. The anticipated future delinquencies among sub-prime borrowers in the United States is expected to continue in the foreseeable future. These conditions have caused banks to tighten credit standards, making it more difficult for individuals and companies to obtain financing on favorable terms, if at all. Obtaining favorable financing is important to our business due to, among other things, the capital needs of our existing development projects. In addition, we may seek to refinance the current indebtedness on our properties. The uncertainty in the credit markets could make it more challenging for us to carry out our financing objectives in 2008.

Current Dual Growth Strategy

          Despite the current challenging environment, we believe that our strong balance sheet will continue to provide us access to reliable capital and allow us to refinance variable rate debt. For example, in January and February 2008, we were able to take advantage of low interest rates and refinance variable rate debt at seven of our consolidated properties and one of our unconsolidated properties. As a result of this refinancing, approximately 76% of debt obligations previously due in 2008 are now due in 2009 (including our share of debt at our unconsolidated property) and approximately 5% of debt obligations previously due in 2008 are now due in 2011. We will continue to try to take advantage of low interest rates to refinance variable rate debt. We also believe that, notwithstanding the challenging conditions, our strong demographics, experience with prior downturns in the economy and solid current development and visible shadow pipeline will allow us to continue to execute our dual growth strategy in 2008.

          The first part of this growth strategy is to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing operating property portfolio. We intend to focus on improving the operational efficiencies of our existing portfolio by attempting to, among other things, lowering our variable costs while increasing ancillary income at our existing properties. The second part of our growth strategy is to focus on achieving external growth through the expansion of our portfolio. We continue to develop our current development pipeline and prepare the properties in our visible shadow pipeline for the commencement of construction. In addition, we continue to pursue targeted acquisitions of both land and neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics, as well as additional joint venture capital partners. We expect to incur additional debt in connection with any future development or acquisitions of real estate. We may also dispose of certain real estate that no longer fits our portfolio or growth strategy.

Summary of Critical Accounting Policies and Estimates

          Our significant accounting policies are more fully described in Note 2 of the accompanying consolidated financial statements. As disclosed in Note 2, the preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.

Purchase Accounting

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

          A portion of the purchase price is allocated to tangible and intangible assets, including:

•	the fair value of the building on an as-if-vacant basis and to land determined by real estate tax assessments, independent appraisals, or other relevant data;

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

          Our properties generally have operations and cash flows that can be clearly distinguished from the rest of our activities. In accordance with SFAS No. 144, the operations reported in discontinued operations include those operating properties that were sold or were considered held-for-sale and for which operations and cash flows can be clearly distinguished. The operations from these properties are eliminated from ongoing operations, and we will not have a continuing involvement after disposition. Prior periods have been reclassified to reflect the operations of these properties as discontinued operations.

Revenue Recognition

          As lessor, we retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases.

          Base minimum rents are recognized on a straight-line basis over the terms of the respective leases. Certain lease agreements contain provisions that grant additional rents based on tenants’ sales volume (contingent percentage rent). Percentage rents are recognized when tenants achieve the specified targets as defined in their lease agreements. Percentage rents are included in other property related revenue in the accompanying statements of operations.

          Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable expense is incurred.

          Gains on sales of real estate are recognized in accordance with Statement of Financial Standards (“SFAS”) No. 66, “Accounting for Sale of Real Estate”. In summary, gains from sales are not recognized unless a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing financial involvement in the property.

          Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. Project costs include all direct labor, subcontract, and material costs and those indirect costs related to contract performance costs incurred to date. Project costs do not include uninstalled materials. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

          Development and other advisory services fees are recognized as revenues in the period in which the services are rendered. Performance-based incentive fees are recorded when the fees are earned.

Results of Operations

Acquisition and Development Activities

          The comparability of results of operations is significantly affected by our development and acquisition activities and the effects of the IPO and related formation transactions. At December 31, 2007, we owned interests in 55 operating properties (consisting of 50 retail properties, four commercial operating properties and an associated parking garage) and had interests in 11 entities that held development or redevelopment properties (including our Glendale Town Center and Shops at Eagle Creek properties, which are undergoing major redevelopment). Of the 66 total properties held at December 31, 2007, two operating properties were owned through joint ventures that are accounted for under the equity method.

          During the year ended December 31, 2007, the following development properties became operational or partially operational:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA

Bridgewater Marketplace I	Indianapolis, IN	January 2007	26,000
Sandifur Plaza	Tri-Cities, WA	January 2007	12,538
Gateway Shopping Center	Marysville, WA	April 2007	83,000
Tarpon Springs Plaza	Naples, FL	July 2007	82,546
Bayport Commons	Tampa, FL	September 2007	97,200
Cornelius Gateway	Portland, OR	September 2007	21,000
Beacon Hill Phase II	Crown Point, IN	December 2007	19,160

1	Represents the date in which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, which ever is sooner.

          In November 2007, we sold our 176th & Meridian property, located in Seattle, Washington, for net proceeds of $7.0 million and a gain, net of Limited Partners’ interests, of $1.6 million. The results related to this property have been reflected as discontinued operations for fiscal years ended December 31, 2007, 2006, and 2005. We anticipated utilizing the proceeds from the sale to execute a like-kind exchange under Section 1031 of the Internal Revenue Code and, in February 2008 we did so by purchasing Rivers Edge, an approximately 111,000 square foot shopping center located in Indianapolis, Indiana, for $18.3 million. Utilizing the proceeds from this sale, we were able to finance this purchase with only $15.6 million of additional debt funded initially through a draw on our unsecured facility and subsequently refinanced with a variable rate debt instrument.

          At December 31, 2006, we owned interests in 54 operating properties (consisting of 49 retail properties, four commercial operating properties and an associated parking garage) and had 11 properties under development. Of the 65 total properties held at December 31, 2006, two operating properties were owned through joint ventures that are accounted for under the equity method.

          We acquired and placed into service the following retail properties during the year ended December 31, 2006:

Property Name	Location	Acquisition Date	Acquisition Cost (Millions)		Financing Method

Kedron Village	Peachtree, Georgia	April 3, 2006 [1]	$34.9	[2]	Debt
Courthouse Shadows	Naples, Florida	July 6, 2006	19.8		Debt
Pine Ridge Crossing	Naples, Florida	July 6, 2006	22.6		Debt
Riverchase	Naples, Florida	July 6, 2006	15.5		Debt

1

When purchased, Kedron Village was under construction and not an operating property. The property became partially operational in the third quarter of 2006 and became fully operational during the fourth quarter of 2006.

2	Total purchase price of approximately $34.9 million is net of purchase price adjustments, including tenant improvement and leasing commission credits, of $2.0 million.

          In addition, the following development properties became operational or partially operational during the year ended December 31, 2006:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA

Eagle Creek Lowe’s	Naples, FL	February 2006	N/A	[2]
Estero Town Commons	Naples, FL	April 2006	25,600
Beacon Hill Phase I	Crown Point, IN	June 2006	57,200
Stoney Creek Commons Phase II	Indianapolis, IN	July 2006	49,300
Naperville Marketplace	Chicago, IL	August 2006	99,600
Zionsville Place	Zionsville, IN	August 2006	12,400

1	Represents the date in which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, which ever is sooner.

2	Property is ground leased to a single tenant.

          At December 31, 2005, we owned interests in 45 operating properties (consisting of 40 retail properties, four commercial operating properties and an associated parking garage) and had 14 properties under development. Of the 59 total properties held at December 31, 2005, two operating properties were owned through joint ventures that are accounted for under the equity method.

          We acquired and placed in service the following operating properties during the year ended December 31, 2005:

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)	Financing Method

Fox Lake Crossing	Fox Lake, IL	February 7, 2005	$15.5	Debt
Plaza Volente	Austin, TX	May 16, 2005	35.9	Debt
Indian River Square	Vero Beach, FL	May 16, 2005	16.5	Debt
Bolton Plaza	Jacksonville, FL	November 1, 2005	14.0	Common Share Offering Proceeds
Market Street Village	Hurst, TX	November 17, 2005	29.0	Debt

          In addition, the following development properties became operational or partially operational during the year ended December 31, 2005:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA

Weston Park Phase I	Indianapolis, IN	March 2005	N/A	[2]
Greyhound Commons	Indianapolis, IN	March 2005	N/A	[2]
Geist Pavilion	Indianapolis, IN	March 2005	64,114
Martinsville Shops	Martinsville, IN	June 2005	10,986
Red Bank Commons	Evansville, IN	June 2005	34,308
Traders Point II	Indianapolis, IN	June 2005	46,600

1	Represents the date in which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, which ever is sooner.

2	Property consists of ground leases only and no owned GLA. As of December 31, 2007, Weston Park Phase I had two of three outlots leased and Greyhound Commons had two of three outlots leased.

          In December 2005, we sold our Mid-America Clinical Labs property. The results related to this property have been reflected as discontinued operations for fiscal year ended December 31, 2005.

Redevelopment Activities

          Glendale Mall

          In April 2007, we announced plans to redevelop the Glendale Mall property in Indianapolis, Indiana into a 685,000 total square foot power center (renamed Glendale Town Center) that will be anchored by a new 129,000 square foot Target (non-owned) and will also include Macy’s, Lowe’s Home Improvement (non-owned), Staples and Kerasotes Theatre. During the period of redevelopment, approximately 335,000 square feet of space at this property is being leased by tenants that are also expected to continue to occupy space upon completion of the redevelopment.

          In connection with this redevelopment, during 2007 we terminated a number of leases and completed the demolition of major portions of the enclosed mall area. This demolition was done in preparation for us to sell a 10.5 acre pad to Target Corporation. During 2007, we sold this pad to Target, and Target began construction of a new store. We are engaged as construction manager for the construction of this new store. In addition, three new small shop structures totaling approximately 20,000 square feet were constructed and partially leased during 2007.

          Target is expected to open for business in the summer of 2008. In the fourth quarter of 2007, the first shop tenant and Panera Bread, occupying an outparcel, opened for business. In addition to the new Target, Panera Bread and existing anchor tenants, Glendale Town Center will also include the Indianapolis-Marion County Public Library as well as new small shop and professional office space and one additional outlot. We currently anticipate the remaining construction work to be completed throughout 2008 and 2009.

          In connection with the redevelopment of Glendale Town Center, we received tax increment financing (“TIF”) from the City of Indianapolis totaling approximately $5.7 million. The net proceeds of our sale of land to Target and the amount of the TIF commitment have been applied to the overall cost of the redevelopment and, accordingly, no gain or loss was recorded. Our overall net investment of approximately $15 million is expected to be recoverable by us through projected future cash flows from the redeveloped property.

          Shops at Eagle Creek

          In 2005, Winn-Dixie Stores, Inc. filed for Chapter 11 bankruptcy protection to reorganize its business operations. In February 2006, Winn-Dixie announced plans to close its store at Shops at Eagle Creek in Naples, FL but had not at that date rejected the lease. In May 2006, we acquired the lease with Winn-Dixie in a bankruptcy auction for approximately $0.9 million, net of receivables of approximately $0.4 million due to us from Winn-Dixie. The space formerly occupied by Winn-Dixie at this property contained approximately 51,700 square feet, or approximately 68% of the total leasable square footage of the property.

          We are currently redeveloping the space formerly occupied by Winn-Dixie at Shops at Eagle Creek in Naples, Florida into two smaller spaces. In December 2006, we signed a lease with Staples for approximately 25,800 square feet of the space with rent commencing in November 2007. We are continuing to market the remaining space for lease. We have also completed a number of additional renovations at the property throughout 2007, including a new roof on the Staples and remaining junior anchor spaces, new store fronts, masonry additions to the façade and columns as well as new parking lot pavement, parking bumpers and striping. This property was transitioned into the redevelopment pipeline in the fourth quarter of 2006. We anticipate our total investment in the redevelopment at Shops at Eagle Creek will be approximately $4 million.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

          The following table reflects key line items from our consolidated statements of operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31
			Increase (Decrease) 2007 to 2006
	2007	2006

Revenue:
Rental income (including tenant reimbursements)	$90,484,289	$83,344,870	$7,139,419
Other property related revenue	11,010,553	6,358,086	4,652,467
Construction and service fee revenue	37,259,934	41,447,364	(4,187,430)
Expenses:
Property operating expense	15,121,325	13,580,369	1,540,956
Real estate taxes	11,917,299	11,259,794	657,505
Cost of construction and services	32,077,014	35,901,364	(3,824,350)
General, administrative, and other	6,298,901	5,322,594	976,307
Depreciation and amortization	31,850,770	29,579,123	2,271,647

Operating income	41,489,467	35,507,076	5,982,391
Add:
Equity in earnings of unconsolidated entities	290,710	286,452	4,258
Other income, net	778,552	344,537	434,015
Deduct:
Interest expense	25,965,141	21,221,758	4,743,383
Loss on sale of asset	—	764,008	(764,008)
Income tax expense of taxable REIT subsidiary	761,628	965,532	(203,904)
Minority interest in income of consolidated subsidiaries	587,413	117,469	469,944
Limited Partners’ interests in the continuing operations of the Operating Partnership	3,399,534	2,966,730	432,804

Income from continuing operations	11,845,013	10,102,568	1,742,445
Operating income from discontinued operations, net of Limited Partners’ interests	95,551	77,082	18,469
Gain on sale of operating property, net of Limited Partners’ interests	1,582,119	—	1,582,119

Net income	$13,522,683	$10,179,650	$3,343,033

          Rental income (including tenant reimbursements) increased approximately $7.1 million, or 9%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$5,168,027
Development properties that became operational or partially operational in 2006 or 2007	3,151,994
Properties under redevelopment during 2007	(1,839,652)
Properties fully operational during 2006 and 2007& other	659,050

Total	$7,139,419

          Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.7 million increase in rental income was primarily related to the following:

•	$0.8 million increase due to the write off of intangible lease obligations in connection with the termination of a lease at our Silver Glen Crossings property;

•	$0.5 million net increase in real estate tax recoveries from tenants due to increased assessments at a number of our properties;

•	$0.3 million of increased rental income at one of our properties due to two new tenants that began paying rent in the second half of 2006;

•	$0.3 million of increased common area maintenance and property insurance recoveries from tenants at a number of our properties due to higher related expenses; and

•	$0.2 million of increased rental income at one of our properties due to a new anchor tenants that began paying rent in the second half 2007.

These increases were partially offset by the following:

•	$0.8 million decrease reflecting the termination of our lease with Marsh Supermarkets at Naperville Marketplace and the subsequent sale of the facility in the second quarter of 2006; and

•	$0.7 million decrease due to the termination of a lease at our Thirty South property in the fourth quarter of 2006.

          Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $4.7 million, or 73%, primarily as a result of $4.0 million increased gains on land sales and an increase of $0.9 million in lease settlement income. These were partially offset by a decrease of approximately $0.3 million in specialty leasing income as a result of the redevelopment of Glendale Town Center.

          Construction revenue and service fees decreased approximately $4.2 million, or 10%. This decrease is primarily due to the level and timing of third party construction contracts during 2007 compared to 2006, partially offset by the net increase in proceeds from build-to-suit assets. In 2007, we had proceeds from the sale of a build-to-suit asset at Sandifur Plaza of $6.1 million while in 2006, we had proceeds from the sale of a build-to-suit asset at Bridgewater Marketplace of $5.3 million.

          Property operating expenses increased approximately $1.5 million, or 11%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$958,716
Development properties that became operational or partially operational in 2006 or 2007	681,211
Properties under redevelopment during 2007	(714,967)
Properties fully operational during 2006 and 2007 & other	615,996

Total	$1,540,956

          Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.6 million increase in property operating expenses was primarily due to the following:

•	$0.4 million increase in snow removal expense primarily at our Indiana and Illinois properties, the majority of which is recoverable from tenants;

•	$0.2 million increase in landscaping and parking expense at a number of our operating properties, the majority of which is recoverable from tenants; and

•	$0.2 million net increase in repair and maintenance expense at a number of our operating properties, some of which is recoverable from tenants.

These increases were partially offset by the following:

•	$0.1 million net decrease in bad debt expense at a number of our operating properties; and

•	$0.1 million net decrease in non-recoverable legal expenses at one of our operating properties.

Real estate taxes increased approximately $0.7 million, or 6%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$537,220
Development properties that became operational or partially operational in 2006 or 2007	364,184
Properties under redevelopment during 2007	(282,416)
Properties fully operational during 2006 and 2007 & other	38,517

Total	$657,505

          Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $38,517 increase in real estate taxes represents a net increase of approximately $0.5 million in real estate tax assessments at a number of our properties, the most significant increases at properties located in Texas and Illinois. This increase was partially offset by a real estate tax refund, net of related professional fees, of approximately $0.5 million for fiscal years 2002 through 2004 at our Thirty South property, which was received in 2007.

          Cost of construction and services decreased approximately $3.8 million, or 11%. This decrease is primarily due to the level and timing of third party construction contracts during 2007 compared to 2006, partially offset by the net increase in costs associated with the sale of build-to-suit assets. In 2007, we had costs associated with the sale of a build-to-suit asset at Sandifur Plaza of $4.1 million and in 2006 we had $3.5 million of costs associated with the sale of a build-to-suit asset at Bridgewater Marketplace.

          General, administrative and other expenses increased approximately $1.0 million, or 18%. In 2007, general, administrative and other expenses were 4.5% of total revenue and in 2006, general, administrative and other expenses were 4.1% of total revenue. This increase is primarily due to higher share-based incentive compensation costs and increased staffing attributable to our growth. The costs of operating as a public company remained relatively flat between years.

          Depreciation and amortization expense increased approximately $2.3 million, or 8%, due to the following:

Increase (Decrease) 2007 to 2006

Properties acquired during 2006	$1,998,616
Development properties that became operational or partially operational in 2006 or 2007	802,052
Properties under redevelopment during 2007	(713,325)
Properties fully operational during 2006 and 2007 & other	184,304

Total	$2,271,647

          Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $0.2 million increase in depreciation and amortization expense was primarily due to the following:

•	$0.9 million net increase in the acceleration of depreciation of vacated tenant costs at our fully operational properties during 2007 compared to 2006; and

•	$0.8 million increase due to the write off of intangible lease assets in connection with the termination of a lease at our Silver Glen Crossings property in 2007.

These increases were partially offset by the following:

•	$0.9 million decrease reflecting the termination of our lease with Marsh Supermarkets at Naperville Marketplace and the subsequent sale of the facility in the second quarter of 2006; and

•	$0.6 million of intangible lease obligations written down related to our lease with Winn-Dixie at our Shops at Eagle Creek property, which was terminated in 2006.

          Other income, net increased approximately $0.4 million, or 126%, as a result of a $0.5 million payment received from a lender in consideration for our agreement to terminate a loan commitment in 2007.

          Interest expense increased approximately $4.7 million, or 22%, due to the following:

Increase 2007 to 2006

Properties acquired during 2006	$1,201,928
Development properties that became operational or partially operational in 2006 or 2007	1,690,255
Properties fully operational during 2006 and 2007 & other	1,851,200

Total	$4,743,383

          Excluding the changes due to the acquisition of properties and transitioned development properties, the net $1.9 million increase in interest expense was primarily due to the following:

•	$2.1 million increase attributable to the addition of a fixed rate debt instrument on our Traders Point property in July of 2006;

•	$0.1 million increase due to higher average balance on our line of credit; and

•	$0.1 million increase due to fixed rate financing placed on one of our properties in December 2006.

          These increases were partially offset by a $0.4 million decrease due to interest expense incurred in the first quarter of 2006 at the Naperville Marsh Supermarkets, which was sold during the second quarter of 2006.

          Loss on sale of asset was $0.8 million in 2006. In June 2006, we terminated our lease with Marsh Supermarkets and subsequently sold the store at our Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $0.5 million after tax). The total proceeds from these transactions of $14 million included a $2.5 million note from Marsh with monthly installments payable through June 30, 2008, and $2.5 million of cash received from the termination of our lease with Marsh. As of December 31, 2007, $0.7 million was outstanding on the note. All monthly payments on the note have been made as scheduled through March 2008. The note is guaranteed by the parent company of Marsh Supermarkets and was assumed by Sun Capital Partners, Inc. upon its acquisition of Marsh. Marsh Supermarkets at Naperville Marketplace was owned by our taxable REIT subsidiary. The net proceeds from this sale were used to pay off related indebtedness of approximately $11.6 million. We continue to develop the remainder of the Naperville Marketplace development property.

          Minority interest in income of consolidated subsidiaries increased approximately $0.5 million, or 400%. This increase was primarily due to the following:

•	$0.3 million increase as a result of the minority partners’ share of income related to the sale of a merchant building at our Sandifur Plaza property in 2007; and

•	$0.2 million increase as a result of the minority partners’ share of income related to the sale of an outlot at our Beacon Hill property in 2007.

          Gain on sale of operating property, net of Limited Partners’ interests increased $1.6 million, or 100%. In November 2007, we sold our 176th & Meridian property, located in Seattle, Washington, for net proceeds of $7.0 million and a gain, net of Limited Partners’ interests, of $1.6 million.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

          The following table reflects key line items from our consolidated statements of operations for the years ended December 31, 2006 and 2005:

	Year Ended December 31		Increase (Decrease) 2006 to 2005

	2006	2005

Revenue:
Rental income (including tenant reimbursements)	$83,344,870	$66,503,189	$16,841,681
Other property related revenue	6,358,086	5,793,443	564,643
Construction and service fee revenue	41,447,364	26,419,801	15,027,563
Expenses:
Property operating expense	13,580,369	12,336,537	1,243,832
Real estate taxes	11,259,794	7,456,098	3,803,696
Cost of construction and services	35,901,364	21,823,278	14,078,086
General, administrative, and other	5,322,594	5,327,735	(5,141)
Depreciation and amortization	29,579,123	21,695,982	7,883,141

Operating income	35,507,076	30,076,803	5,430,273
Add:
Equity in earnings of unconsolidated entities	286,452	252,511	33,941
Other income, net	344,537	215,422	129,115
Deduct:
Interest expense	21,221,758	17,835,845	3,385,913
Loss on sale of asset	764,008	—	764,008
Income tax expense of taxable REIT subsidiary	965,532	1,041,463	(75,931)
Minority interest in income of consolidated subsidiaries	117,469	1,267,122	(1,149,653)
Limited Partners’ interests in the continuing operations of the Operating Partnership	2,966,730	3,309,208	(342,478)

Income from continuing operations	10,102,568	7,091,098	3,011,470
Operating income from discontinued operations, net of Limited Partners’ interests	77,082	819,735	(742,653)
Gain on sale of operating property, net of Limited Partners’ interests	—	5,525,007	(5,525,007)

Net income	$10,179,650	$13,435,840	$(3,256,190)

          Rental income (including tenant reimbursements) increased approximately $16.8 million, or 25%, due to the following:

Increase 2006 to 2005

Properties acquired during 2005 or 2006	$11,085,641
Development properties that became operational or partially operational in 2005 or 2006	4,662,805
Properties fully operational during 2005 and 2006 & other	1,093,235

Total	$16,841,681

          Excluding the increase due to the acquisition and transitioned development properties, the net $1.1 million increase in rental income was primarily related to the following:

•	$0.8 million of increased rental income at two of our properties due to the retenanting of a former tenant’s spaces during 2006. These spaces were vacant during most of 2005;

•	$0.7 million due to recoveries from tenants of increased tax assessments at our properties; and

•	$0.4 million due to the write off of intangible lease obligations related to our lease with Winn-Dixie at Shops at Eagle Creek, which was terminated in 2006.

          These increases were partially offset by the following:

•

$0.3 million decrease at our Cedar Hill Plaza property due to expiring leases that had lease intangibles amortized through 2005 and a decrease in tenant reimbursements at that property as the tenants vacated;

•	$0.2 million decrease related to the loss of Winn-Dixie rent at Shops at Eagle Creek;

•	$0.1 million decrease from the write off of intangible lease obligations in connection with a lease termination in 2005; and

•	$0.1 million decrease at Glendale Town Center due to activities surrounding the redevelopment of that property.

          Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $0.6 million, or 10%, primarily as a result of an increase of $1.0 million in lease settlement income at four of our properties, an increase in overage rent totaling $0.2 million at five of our properties, and an increase of $0.1 million of insurance proceeds during fiscal year 2006. These increases were partially offset by a decrease of $0.8 million due to lower gains on land sales and land development rights fees in fiscal year 2006 compared to fiscal year 2005.

          Construction revenue and service fees increased approximately $15.0 million, or 57%. This increase is primarily due to an increase in construction contracts with third party customers and proceeds from the sale of a build-to-suit asset at Bridgewater Marketplace of $5.3 million. In 2005, revenue from the sale of the Walgreens at our Cornelius, Oregon property was $5.7 million.

          Property operating expenses increased approximately $1.2 million, or 10%, due to the following:

Increase (Decrease) 2006 to 2005

Properties acquired during 2005 or 2006	$1,891,788
Development properties that became operational or partially operational in 2005 or 2006	673,372
Properties fully operational during 2005 and 2006 & other	(1,321,328)

Total	$1,243,832

          Excluding the increase due to the acquisition and transitioned development properties, the net $1.3 million decrease in property operating expenses was primarily due to the following:

•	A net decrease of $0.6 million in bad debt expenses at two of our properties primarily due to the write-off of the uncollectible receivable of a bankrupt tenant in 2005; and

•	A net decrease of $0.6 million at Glendale Town Center, reflecting lower occupancy levels.

          Real estate taxes increased approximately $3.8 million, or 51%, due to the following:

Increase 2006 to 2005

Properties acquired during 2005 or 2006	$1,770,395
Development properties that became operational or partially operational in 2005 or 2006	954,719
Properties fully operational during 2005 and 2006	1,078,582

Total	$3,803,696

          Excluding the increase due to the acquisition and transitioned development properties, the net $1.1 million increase in real estate taxes was primarily due to property reassessments, which are mostly recoverable from tenants. All increased property reassessments are appealed and occasionally we receive subsequent refunds on amounts previously paid.

          Cost of construction and services increased approximately $14.1 million, or 65%. This increase was primarily due to an increase in construction contracts as well as $3.5 million of costs associated with the sale of a build-to-suit asset at Bridgewater Marketplace. These increases were partially offset by costs of $4.1 million associated with the 2005 sale of the Walgreens at our Cornelius, Oregon property.

          Depreciation and amortization expense increased approximately $7.9 million, or 36%, due to the following:

Increase 2006 to 2005

Properties acquired during 2005 or 2006	$4,929,098
Development properties that became operational or partially operational in 2005 or 2006	1,797,725
Properties fully operational during 2005 and 2006 & other	1,156,318

Total	$7,883,141

          Excluding the increase due to the acquisition and transitioned development properties, the net $1.2 million increase in depreciation and amortization expense was primarily due to tenant costs written off during fiscal year 2006 at our Glendale Town Center property in anticipation of its redevelopment.

          Other income, net increased approximately $0.1 million, or 60%, due to interest income on a deposit related to the acquisition of Market Street Village.

          Interest expense increased approximately $3.4 million, or 19%, due to the following:

Increase (Decrease) 2006 to 2005

Properties acquired during 2005 or 2006	$3,406,191
Development properties that became operational or partially operational in 2005 or 2006	1,385,255
Properties fully operational during 2005 and 2006 & other	(1,405,533)

Total	$3,385,913

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

          Loss on sale of asset was $0.8 million in 2006. In June 2006, we terminated our lease with Marsh Supermarkets and sold the store at our Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $0.5 million after tax). The total proceeds from these transactions of $14 million included a $2.5 million note from Marsh with monthly installments payable through June 30, 2008, and $2.5 million of cash received from the termination of our lease with Marsh. The note is guaranteed by the parent company of Marsh Supermarkets and was assumed by Sun Capital Partners, Inc. upon its acquisition of Marsh. Marsh Supermarkets at Naperville Marketplace was owned by our taxable REIT subsidiary. The net proceeds from this sale were used to pay off related indebtedness of approximately $11.6 million. We continue to develop the remainder of the Naperville Marketplace development property.

          Minority interest in income of consolidated subsidiaries decreased approximately $1.1 million, or 91%. This decrease was primarily due to $1.0 million of gains on land sales in 2005 attributable to our joint venture partner.

          Operating income from discontinued operations, net of Limited Partners’ interests decreased $0.7 million, or 91%, and gain on sale of operating property, net of Limited Partners’ interests decreased $5.5 million, or 100%. In December 2005, we sold our Mid-America Clinical Labs operating property and, accordingly, have reclassified prior periods to reflect the activity of this property as discontinued operations. The amount of operating income for this property in fiscal year 2005 was approximately $0.8 million, net of Limited Partners’ interests and the gain on sale of the property, net of Limited Partners’ interests, was approximately $5.5 million.

Liquidity and Capital Resources

Current State of Capital Markets

          The uncertainty in the credit markets have caused banks to tighten credit standards, making it more difficult for individuals and companies to obtain financing on favorable terms, if at all. Obtaining favorable financing is important to our business due to the capital needs of our existing development projects.

          In light of the uncertainty in the credit markets and the economy in general, we intend to aggressively manage our balance sheet in 2008 and, to the extent available to us, take advantage of low interest rates to refinance variable rate debt and minimize our interest rate risk. For example, in January and February 2008, we were able to refinance variable rate debt at seven of our consolidated properties and one of our unconsolidated properties. As a result of this refinancing, approximately 76% of debt obligations previously due in 2008 are now due in 2009 (including our share of debt at our unconsolidated property) and approximately 5% of debt obligations previously due in 2008 are now due in 2011. We may also seek to reduce the aggregate amount of indebtedness outstanding under our unsecured credit facility, discussed below, and diversify our capital structure. We may do this by pursuing additional joint venture capital partners and/or disposing of properties that are no longer core to our growth strategy. We will also continue to monitor the capital markets and consider raising capital through the issuance of our common stock, preferred stock or other securities.

          As of December 31, 2007, we had cash and cash equivalents on hand of $19.0 million.

Our Unsecured Revolving Credit Facility

          On February 20, 2007, our Operating Partnership entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (the “unsecured facility”). The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option. Initial proceeds of approximately $118 million were drawn from the unsecured facility to repay the principal amount outstanding under our then-existing secured revolving credit facility and retire the secured revolving credit facility. Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on our leverage ratio. The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount. Subject to certain conditions, including the prior consent of the lenders, we have the option to increase our borrowings under the unsecured facility to a maximum of $400 million. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

          The amount that we may borrow under the unsecured facility is based on the value of properties in the unencumbered property pool. We currently have 46 unencumbered assets, 44 of which are wholly owned and used to calculate the amount available for borrowing under the unsecured credit facility and two of which are joint venture assets. The major unencumbered assets include: Silver Glen Crossings, Glendale Town Center, King’s Lake Square, Hamilton Crossing, Waterford Lakes, Eastgate Pavilion, Wal-Mart Plaza, Market Street Village, and Courthouse Shadows. As of December 31, 2007, the total amount available for borrowing under the unsecured facility was approximately $43.7 million.

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

          We were in compliance with all applicable covenants under the unsecured facility as of December 31, 2007.

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

Short and Long-Term Liquidity Needs

          We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, general economic downturns or downturns in the markets in which we own properties may still adversely affect the ability of our tenants to meet their lease obligations, as discussed in more detail above in “Overview – 2007 Developments and Current Market Conditions.” In that event, our cash flow from operations could be materially affected.

          The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the year ended December 31, 2007, we incurred approximately $0.5 million of costs for recurring capital expenditures on operating properties. We also incurred approximately $5.4 million of costs for tenant improvements and external leasing commissions, of which approximately $4.5 million related to costs associated with a new tenant at our Thirty South property.

          We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the unsecured facility and new construction loans.

          Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity. As of December 31, 2007, our Glendale Town Center and Shops at Eagle Creek properties were undergoing major redevelopment activities. We anticipate our investment in the redevelopment at Glendale Town Center, net of third party contributions, will be approximately $15 million. We anticipate our investment in the redevelopment at

Shops at Eagle Creek will be approximately $4 million. We expect to fund these investments through draws on our unsecured facility.

          As of December 31, 2007, we had nine development projects in our current development pipeline. The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $146 million, of which approximately $110 million had been incurred as of December 31, 2007. Our share of the total estimated cost is approximately $92 million, of which we have incurred approximately $72 million as of December 31, 2007. We expect to fund these investments through a combination of new construction loans and draws on our unsecured facility.

          In addition to our current development pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are in the final stages of preparation for construction to commence. As of December 31, 2007, this visible shadow pipeline consisted of six projects that are expected to contain approximately 3.1 million square feet at a total estimated project cost of approximately $392 million, of which our share is currently expected to be approximately $235 million. We expect to fund these investments through a combination of new construction loans and draws on our unsecured facility.

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

          In September 2006, the Company entered into an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The Venture intends to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. Under the terms of the agreement, the Company has agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million. The Company has the option to present to PREI additional opportunities with estimated project costs under $50 million. It is expected that equity capital contributions of up to $500 million will be made to the Venture for qualifying projects. The Company expects contributions would be made on a project-by-project basis with PREI contributing 80% and the Company contributing 20% of the equity required. Our first project with PREI is Parkside Town Commons, which is currently in our visible shadow development pipeline.

          In August 2005, we filed a registration statement, and subsequent prospectus supplements related thereto, with the Securities and Exchange Commission allowing us to offer, from time to time, common shares or preferred shares for an aggregate initial public offering price of up to $500 million. In October 2005, we issued 9.4 million common shares under this registration statement for gross offering proceeds of approximately $141 million. In May 2007, we issued 30,000 common shares under this registration statement for offering proceeds, net of offering costs, of approximately $0.5 million. We have approximately $358 million remaining under this registration statement.

          See Item 7A. for a discussion of the impact of inflation on the Company.

Cash Flows

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

          Cash provided by operating activities was $37.7 million for the year ended December 31, 2007, an increase of $7.2 million from 2006. The increase resulted largely from the addition of four operating properties purchased in 2006, the opening of several properties that were under development during 2006, and the change in tenant receivables and deferred costs and other assets between years of $13.1 million. These increases were partially offset by a change in accounts payable, accrued expenses, deferred revenues, and other liabilities between years of approximately $8.3 million.

          Cash used in our investing activities totaled $96.7 million in 2007, a decrease of $123.4 million from 2006. The decrease in cash used in investing activities was primarily a result of a decrease of $123.6 million in property acquisition and capital expenditures in 2007 compared to 2006. In addition, during 2006, we realized net proceeds of $11.1 million from the termination of our lease with Marsh Supermarkets at Naperville Marketplace and the related sale of this asset.

          Cash provided by financing activities totaled $54.1 million during 2007, a decrease of $144.3 million from 2006. Proceeds from loan transactions, net of loan transaction costs, decreased approximately $206.5 million between periods. This decrease was largely due to new debt obtained during 2006 for the purchase of four operating properties, an outside partners’ interest in a consolidated property, the financing of the acquisition of development land parcels, and the funding of development activity. In 2007, a significant portion of proceeds from loan transactions was related to the draw of $118.1 million from the new unsecured credit facility to repay the principal amount outstanding under our then-existing secured revolving credit facility and retire the secured revolving credit facility. Loan payments also decreased $63.5 million between years, which was primarily the result of the repayment of short-term borrowings related to the acquisition of properties in 2006.

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

          Cash provided by financing activities totaled $198.4 million during 2006, an increase of $10.8 million from 2005. Loan proceeds (net of transaction costs and principal payments) increased $179.8 million between years and loan payments increased $29.5 million between years. Net loan proceeds were primarily used to finance acquisition and development activity. In addition, during 2005, we had a follow-on offering of common shares, raising $133.2 million after offering costs. Primarily as a result of the shares issued in connection with the follow-on offering, our distributions to shareholders increased $5.8 million.

Off-Balance Sheet Arrangements

          We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do, however, have certain obligations to some of our unconsolidated joint venture arrangements, including our joint venture with Prudential Real Estate Investors with respect to our Parkside Town Commons development. As of December 31, 2007, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon the commencement of construction.

          As of December 31, 2007, our share of unconsolidated joint venture indebtedness was $28.1 million. Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture. As of December 31, 2007, the Operating Partnership had guaranteed unconsolidated joint venture debt of $19.9 million in the event the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation. See Note 6 “Investments in Unconsolidated Joint Ventures” in our Notes to Consolidated Financial Statements, contained in this Form 10-K, for information on our unconsolidated joint ventures for the years ended December 31, 2007, 2006 and 2005.

Contractual Obligations

          The following table summarizes our contractual obligations to third parties, excluding interest. In early 2008, we refinanced a number of our debt instruments, and those refinancings are reflected in the table below. Refer to footnotes 4 and 5 of this table for details on those refinancings.

	Construction Contracts	Tenant Improvements	Operating Leases	Consolidated Long-term Debt		Pro rata Share of Joint Venture Debt		Employment Contracts [1]	Total [2]

2008	$125,519,791	$2,200,122	$918,300	$20,564,847	[3]	$217,025	[5]	$1,673,750	$151,093,835
2009	—	—	920,800	166,783,397		22,135,997		—	189,840,194
2010	—	—	920,800	2,960,204		96,813		—	3,977,817
2011	—	—	920,800	179,517,290	[4]	103,335		—	180,541,425
2012	—	—	920,800	38,904,933		109,258		—	39,934,991
Thereafter	—	—	11,389,545	236,263,476		5,431,242		—	253,084,263
Unamortized Debt Premiums	—	—	—	1,839,486		—		—	1,839,486

Total	$125,519,791	$2,200,122	$15,991,045	$646,833,633		$28,093,670		$1,673,750	$820,312,011

1

In connection with the Company’s IPO and related formation transactions, we entered into employment agreements with seven members of senior management. Under the agreements, each person received a stipulated annual salary through December 31, 2008. Each agreement has an automatic one-year renewal unless we or the employee elects not to renew the agreement.

2	Table includes contracts executed as of December 31, 2007.

3

In January and February 2008, we refinanced variable rate debt at a total of six of our consolidated properties and extended the maturity dates from 2008 to 2009. As a result, $56.7 million of these obligations previously due in 2008 are now due in 2009.

4

In February 2008, we refinanced fixed rate debt at one of our properties with variable rate debt bearing interest at LIBOR + 1.35% and extended the maturity date to November 4, 2011. As a result, $4.0 million of obligations previously due in 2008 are now due in 2011.

5

In January 2008, we refinanced variable rate debt at one of our unconsolidated joint venture properties and extended the maturity date. As a result, $19.9 million of these obligations previously due in 2008 are now due in 2009.

          Construction contracts in the table represent commitments related to new developments, redevelopments and third-party construction.

          In 2007, we incurred $26.0 million of interest expense, net of amounts capitalized of $12.8 million.

          We intend to satisfy the approximately $151.1 million of contractual obligations that are due in 2008 (as reduced by $80.6 million due to the variable debt refinancings) primarily with cash generated from operations, draws on our revolving line of credit, obtaining new financing, and, where appropriate, refinancing of indebtedness coming due.

          In connection with our formation at the time of our IPO, we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, then we will indemnify the contributors of those properties for their tax liabilities attributable to their built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment).

          The six properties to which our tax indemnity obligations relate represented approximately 19% of our annualized base rent in the aggregate as of December 31, 2007. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South, and Market Street Village.

Outstanding Indebtedness

          The following table presents details of outstanding indebtedness as of December 31, 2007. In early 2008, we refinanced a number of our debt instruments. Refer to the footnotes of this table for details on those refinancings.

Property	Balance Outstanding	Interest Rate	Maturity

Fixed Rate Debt - Mortgage:
50th & 12th	$4,510,894	5.67%	11/11/2014
Boulevard Crossing	12,109,844	5.11%	12/11/2009
Centre at Panola, Phase I	4,006,861	6.78%	1/1/2022
Cool Creek Commons	18,000,000	5.88%	4/11/2016
Corner Shops, The	1,731,369	7.65%	7/1/2011
Fox Lake Crossing	11,728,026	5.16%	7/1/2012
Geist Pavilion	11,125,000	5.78%	1/1/2017
Indian River Square	13,300,000	5.42%	6/11/2015
Indiana State Motor Pool	3,978,684	5.38%	3/24/2008	[7]
International Speedway Square	19,183,198	7.17%	3/11/2011
Kedron Village	29,700,000	5.70%	1/11/2017
Pine Ridge Crossing	17,500,000	6.34%	10/11/2016
Plaza at Cedar Hill	26,344,517	7.38%	2/1/2012
Plaza Volente	28,680,000	5.42%	6/11/2015
Preston Commons	4,456,670	5.90%	3/11/2013
Ridge Plaza	16,223,164	5.15%	10/11/2009
Riverchase	10,500,000	6.34%	10/11/2016
Sunland Towne Centre	25,000,000	6.01%	7/1/2016
Thirty South	22,370,485	6.09%	1/11/2014
Traders Point	48,000,000	5.86%	10/11/2016
Whitehall Pike	9,096,127	6.71%	7/5/2018

	337,544,839
Floating Rate Debt - Hedged:
Unencumbered Property Pool	50,000,000	6.32%	2/20/2011
Unencumbered Property Pool	25,000,000	6.17%	2/18/2011
Beacon Hill Shopping Center	11,000,000	5.13%	3/30/2009
Estero Town Commons	17,700,000	5.55%	1/3/2009
Naperville Marketplace	10,000,000	6.05%	12/30/2008
Tarpon Springs Plaza	20,000,000	5.55%	1/3/2009

	133,700,000
Net unamortized premium on assumed debt of acquired properties	1,839,486

Total Fixed Rate Indebtedness	$473,084,325

Property	Balance Outstanding	Interest Rate	Maturity		Interest Rate at 12/31/07

Variable Rate Debt - Mortgage:
Fishers Station	$4,546,291	LIBOR + 1.50%	9/1/2008	[1]	6.10%

Subtotal Mortgage Notes	4,546,291
Variable Rate Debt - Construction:
Bayport Commons	18,024,852	LIBOR + 1.25%	12/27/2008	[2]	5.85%
Beacon Hill Shopping Center	11,074,807	LIBOR + 1.25%	3/30/2009		5.85%
Bridgewater Marketplace	9,297,177	LIBOR + 1.60%	6/29/2008	[3]	6.20%
Cobblestone Plaza	21,868,702	LIBOR + 1.60%	6/29/2009		6.20%
Delray Marketplace	9,080,033	LIBOR + 1.85%	1/3/2009		6.45%
Estero Town Center	17,736,222	LIBOR + 1.55%	1/3/2009		6.15%
Gateway Shopping Center	15,626,188	LIBOR + 1.45%	2/13/2008	[4]	6.10%
Naperville Marketplace	10,397,550	LIBOR + 1.30%	12/30/2008		5.90%
Red Bank Commons	4,798,797	LIBOR + 1.15%	3/31/2008	[5]	5.75%
South Elgin Commons	4,425,000	LIBOR + 1.25%	6/30/2008	[6]	5.85%
Tarpon Springs Plaza	20,000,000	LIBOR + 1.55%	1/3/2009		6.15%
Traders Point II	7,799,665	LIBOR + 1.15%	12/31/2008		5.75%

Subtotal Construction Notes	150,128,993
Line of Credit	152,774,024	LIBOR + 1.25%	2/20/2011		5.85%
Floating Rate Debt - Hedged:
Unencumbered Property Pool	(50,000,000)	LIBOR + 1.25%	2/20/2011		5.85%
Unencumbered Property Pool	(25,000,000)	LIBOR + 1.25%	2/18/2011		5.85%
Beacon Hill Shopping Center	(11,000,000)	LIBOR + 1.25%	3/30/2009		5.85%
Estero Town Commons	(17,700,000)	LIBOR + 1.55%	1/3/2009		6.15%
Naperville Marketplace	(10,000,000)	LIBOR + 1.30%	12/30/2008		5.90%
Tarpon Springs Plaza	(20,000,000)	LIBOR + 1.55%	1/3/2009		6.15%

	(133,700,000)

Total Variable Rate Indebtedness	173,749,308

Total Indebtedness	$646,833,633

1	In January 2008, we refinanced this debt and extended the maturity date to June 6, 2009.

2	In February 2008, we refinanced this debt and extended the maturity date to December 27, 2009.

3	In February 2008, we refinanced this debt and extended the maturity date to July 29, 2009.

4	In February 2008, we refinanced this debt and extended the maturity date to July 29, 2009.

5	In February 2008, we refinanced this debt, changing the rate to LIBOR + 1.30% and extending the maturity date to March 30, 2009.

6	In January 2008, we refinanced this debt and extended the maturity date to May 31, 2009.

7	In February 2008, we refinanced this debt, replacing the fixed rate with a variable rate of LIBOR + 1.35% and extended the maturity date to November 4, 2011.

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

          Our calculation of FFO (and reconciliation to net income) is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Funds From Operations:
Net income	$13,522,683	$10,179,650	$13,435,840
Add loss on sale of asset, net of tax	—	458,405	—
Less gain on sale of operating property	(2,036,189)	—	(7,212,402)
Add Limited Partners’ interests in income	3,853,604	2,989,366	5,329,298
Add depreciation and amortization of consolidated entities and discontinued operations, net of minority interest	31,475,146	29,313,102	22,124,355
Add joint venture partners’ interests in depreciation and amortization of unconsolidated entities	403,799	401,549	344,600

Funds From Operations of the Kite Portfolio[1]	47,219,043	43,342,072	34,021,691
Less Limited Partners’ interests in Funds From Operations	(10,529,847)	(9,838,650)	(9,629,945)

Funds From Operations allocable to the Company[1]	$36,689,196	$33,503,422	$24,391,746

1

“Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of the Operating Partnership’s real estate properties and construction and service subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the Limited Partners’ weighted average diluted interest in the Operating Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms.

Market Risk Related to Fixed Rate Debt

          We had approximately $646.8 million of outstanding consolidated indebtedness as of December 31, 2007 (inclusive of net premiums on acquired debt of $1.8 million). During 2007, we participated in the following interest rate swaps:

•	On February 28, 2007, a portion of the unsecured facility was hedged by an interest rate swap with a notional amount of $25 million, a fixed interest rate of 6.17% and matures February 18, 2011;

•

On August 1, 2007, two of our outstanding interest rate swaps totaling $50 million matured. These swaps were entered into during 2005 to hedge variable cash flows associated with existing variable rate debt and had a fixed interest rate of 5.28% and 5.55%;

•

On August 1, 2007, in connection with these maturities, an additional portion of the unsecured facility was hedged by an interest rate swap with a notional amount of $50 million, a fixed rate of 6.32% and matures February 20, 2011;

•

On August 17, 2007, a portion of our variable rate construction loan at Naperville Marketplace was hedged by an interest rate swap agreement with a notional amount of $10 million, a fixed interest rate of 6.05% and matures December 30, 2008;

•

On August 17, 2007, a portion of the Venture’s variable rate construction loan at Parkside Town Commons was hedged by an interest rate swap agreement with a notional amount of $42 million, a fixed interest rate of 5.60% and matures March 2, 2009;

•

On December 21, 2007, a portion of our variable rate construction loan at Beacon Hill Shopping Center was hedged by an interest rate swap agreement with a notional amount of $11 million, a fixed interest rate of 5.13% and matures March 30, 2009;

•

On December 28, 2007, a portion of our variable rate construction loan at Estero Town Commons was hedged by an interest rate swap agreement with a notional amount of $17.7 million, a fixed interest rate of 5.55% and matures January 3, 2009; and

•

On December 28, 2007, a portion of our variable rate construction loan at Tarpon Springs Plaza was hedged by an interest rate swap agreement with a notional amount of $20 million, a fixed interest rate of 5.55% and matures January 3, 2009.

          In total, at December 31, 2007, we had $133.7 million of consolidated interest rate swaps outstanding. Including the effects of these swaps, our fixed and variable rate debt would have been approximately $471.2 million (73%) and $173.7 million (27%), respectively, of our total consolidated indebtedness at December 31, 2007. Reflecting our share of unconsolidated debt, our fixed and variable rate debt was 74% and 26%, respectively, of total consolidated and our share of unconsolidated indebtedness at December 31, 2007.

          Based on the amount of our fixed rate debt, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $17.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $19.2 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of December 31, 2007 would increase or decrease our annual cash flow by approximately $1.7 million.

          As a matter of policy, we do not utilize financial instruments for trading or speculative transactions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company included in this Report are listed in Part IV, Item 15(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

Management Report on Internal Control Over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

          The Company’s independent auditors, Ernst & Young LLP, an independent registered public accounting firm, have issued a report on the Company’s internal control over financial reporting as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

          We have audited Kite Realty Group Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kite Realty Group Trust and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

          In our opinion, Kite Realty Group Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kite Realty Group Trust and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and the related financial statement schedule as of December 31, 2007 of Kite Realty Group Trust and Subsidiaries and our report dated March 14, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Indianapolis, Indiana
March 14, 2008

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

          The remaining information required by this Item is hereby incorporated by reference to the material appearing in our 2007 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end, under the captions “Proposal 1: Election of Trustees Nominees for Election for a One-Year Term Expiring at the 2009 Annual Meeting”, “Executive Officers”, “Information Regarding Governance and Board and Committee Meetings – Committee Charters and Corporate Governance”, “Information Regarding Corporate Governance and Board and Committee Meetings – Board Committees” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance”.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

(1) Financial Statements:
Consolidated financial statements for the Company listed on the index immediately preceding the financial statements at the end of this report.

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

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE

John A. Kite
March 17, 2008	Chief Executive Officer and President
(Date)	(Principal Executive Officer)

/s/ DANIEL R. SINK

Daniel R. Sink
Executive Vice President and Chief
March 17, 2008	Financial Officer
(Date)	(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALVIN E. KITE, JR.	Chairman of the Board and Trustee	March 17, 2008

(Alvin E. Kite, Jr.)

/s/ JOHN A. KITE	Chief Executive Officer, President and Trustee	March 17, 2008
(Principal Executive Officer)
(John A. Kite)

/s/ WILLIAM E. BINDLEY	Trustee	March 17, 2008

(William E. Bindley)

/s/ RICHARD A. COSIER	Trustee	March 17, 2008

(Richard A. Cosier)

/s/ EUGENE GOLUB	Trustee	March 17, 2008

(Eugene Golub)

/s/ GERALD L. MOSS	Trustee	March 17, 2008

(Gerald L. Moss)

/s/ MICHAEL L. SMITH	Trustee	March 17, 2008

(Michael L. Smith)

/s/ DANIEL R. SINK	Executive Vice President and Chief Financial	March 17, 2008
Officer (Principal Financial and Accounting
(Daniel R. Sink)	Officer)

Kite Realty Group Trust
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

          We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in the index at item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kite Realty Group Trust and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kite Realty Group Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Indianapolis, Indiana
March 14, 2008

Kite Realty Group Trust
Consolidated Balance Sheets

	December 31, 2007	December 31, 2006

Assets:
Investment properties, at cost:
Land	$210,486,125	$190,886,884
Land held for development	23,622,458	21,687,309
Buildings and improvements	624,500,501	582,715,399
Furniture, equipment and other	4,571,354	5,492,726
Construction in progress	187,006,760	155,569,117

	1,050,187,198	956,351,435
Less: accumulated depreciation	(84,603,939)	(63,726,825)

	965,583,259	892,624,610
Cash and cash equivalents	19,002,268	23,952,594
Tenant receivables, including accrued straight-line rent of $6.7 million and $4.8 million, respectively, net of allowance for bad debts	17,200,458	15,215,858
Other receivables	7,124,485	18,247,435
Investments in unconsolidated entities, at equity	1,079,937	1,174,371
Escrow deposits	14,036,877	8,604,580
Deferred costs, net	20,563,664	17,532,939
Prepaid and other assets	3,643,696	5,808,926

Total Assets	$1,048,234,644	$983,161,313

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$646,833,633	$566,975,980
Accounts payable and accrued expenses	36,173,195	33,007,119
Deferred revenue and other liabilities	26,127,043	30,156,299
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	234,618	—
Minority interest	4,731,211	4,295,723

Total Liabilities	714,099,700	634,435,121
Commitments and contingencies
Limited Partners’ interests in Operating Partnership	74,512,093	78,812,120
Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 28,981,594 shares and 28,842,831 shares issued and outstanding at December 31, 2007 and 2006, respectively	289,816	288,428
Additional paid in capital and other	293,897,673	291,159,647
Accumulated other comprehensive (loss) income	(3,122,482)	297,540
Accumulated deficit	(31,442,156)	(21,831,543)

Total shareholders’ equity	259,622,851	269,914,072

Total Liabilities and Shareholders’ Equity	$1,048,234,644	$983,161,313

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations

	Year Ended December 31,

	2007	2006	2005

Revenue:
Minimum rent	$72,083,108	$66,713,135	$54,551,632
Tenant reimbursements	18,401,181	16,631,735	11,951,557
Other property related revenue	11,010,553	6,358,086	5,793,443
Construction and service fee revenue	37,259,934	41,447,364	26,419,801

Total revenue	138,754,776	131,150,320	98,716,433
Expenses:
Property operating	15,121,325	13,580,369	12,336,537
Real estate taxes	11,917,299	11,259,794	7,456,098
Cost of construction and services	32,077,014	35,901,364	21,823,278
General, administrative, and other	6,298,901	5,322,594	5,327,735
Depreciation and amortization	31,850,770	29,579,123	21,695,982

Total expenses	97,265,309	95,643,244	68,639,630

Operating income	41,489,467	35,507,076	30,076,803
Interest expense	(25,965,141)	(21,221,758)	(17,835,845)
Loss on sale of asset	—	(764,008)	—
Income tax expense of taxable REIT subsidiary	(761,628)	(965,532)	(1,041,463)
Other income, net	778,552	344,537	215,422
Minority interest in income of consolidated subsidiaries	(587,413)	(117,469)	(1,267,122)
Equity in earnings of unconsolidated entities	290,710	286,452	252,511
Limited Partners’ interests in the continuing operations of the Operating Partnership	(3,399,534)	(2,966,730)	(3,309,208)

Income from continuing operations	11,845,013	10,102,568	7,091,098
Discontinued operations:
Operating income from discontinued operations, net of Limited Partners’ interests	95,551	77,082	819,735
Gain on sale of operating property, net of Limited Partners’ interests	1,582,119	—	5,525,007

Income from discontinued operations	1,677,670	77,082	6,344,742

Net income	$13,522,683	$10,179,650	$13,435,840

Income per common share - basic:
Continuing operations	$0.41	$0.35	$0.33
Discontinued operations	0.06	—	0.30

	$0.47	$0.35	$0.63

Income per common share - diluted:
Continuing operations	$0.40	$0.35	$0.33
Discontinued operations	0.06	—	0.29

	$0.46	$0.35	$0.62

Weighted average Common Shares outstanding - basic	28,908,274	28,733,228	21,406,980

Weighted average Common Shares outstanding - diluted	29,180,987	28,903,114	21,520,061

Dividends declared per common share	$0.800	$0.765	$0.750

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity

			Additional Paid-in Capital	Accumulated Deficit and Dividends	Accumulated Other Comprehensive Income	Unearned Compensation
	Common Shares

	Shares	Amount					Total

Balances, December 31, 2004	19,148,267	$191,483	$164,532,228	$(5,717,772)	$—	$(806,879)	$158,199,060
Gross proceeds from sale of common shares	9,400,000	94,000	141,000,000	—	—	—	141,094,000
Offering costs	—	—	(7,855,338)	—	—	—	(7,855,338)
Stock compensation activity	6,920	69	106,132	—	—	(1,136)	105,065
Other comprehensive income	—	—	—	—	427,057	—	427,057
Distributions declared	—	—	—	(17,719,845)	—	—	(17,719,845)
Net income	—	—	—	13,435,840	—	—	13,435,840
Adjustment to Limited Partners’ interests from increased ownership in the Operating Partnership	—	—	(8,806,459)	—	—	—	(8,806,459)

Balances, December 31, 2005	28,555,187	285,552	288,976,563	(10,001,777)	427,057	(808,015)	278,879,380
Reclassify unearned compensation	—	—	(808,015)	—	—	808,015	—
Stock compensation activity	73,595	736	1,040,450	—	—	—	1,041,186
Other comprehensive loss	—	—	—	—	(129,517)	—	(129,517)
Distributions declared	—	—	—	(22,009,416)	—	—	(22,009,416)
Net income	—	—	—	10,179,650	—	—	10,179,650
Exchange of Limited Partners’ interest for common stock	214,049	2,140	3,130,677	—	—	—	3,132,817
Adjustment to Limited Partners’ interests from increased ownership in the Operating Partnership	—	—	(1,180,028)	—	—	—	(1,180,028)

Balances, December 31, 2006	28,842,831	288,428	291,159,647	(21,831,543)	297,540	—	269,914,072
Stock compensation activity	47,396	474	799,564	—	—	—	800,038
Controlled equity offering, , net of costs	30,000	300	465,746	—	—	—	466,046
Other comprehensive loss	—	—	—	—	(3,420,022)	—	(3,420,022)
Distributions declared	—	—	—	(23,133,296)	—	—	(23,133,296)
Net income	—	—	—	13,522,683	—	—	13,522,683
Exchange of Limited Partners’ interest for common stock	61,367	614	960,393	—	—	—	961,007
Adjustment to Limited Partners’ interests from increased ownership in the Operating Partnership	—	—	512,323	—	—	—	512,323

Balances, December 31, 2007	28,981,594	$289,816	$293,897,673	$(31,442,156)	$(3,122,482)	$—	$259,622,851

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2007	2006	2005

Cash flow from operating activities:
Net income	$13,522,683	$10,179,650	$13,435,840
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of asset	—	764,008	—
Gain on sale of operating property	(2,036,189)	—	(7,212,402)
Minority interest in income of consolidated subsidiaries	587,413	117,469	1,267,122
Equity in earnings of unconsolidated entities	(290,710)	(286,452)	(252,511)
Limited Partners’ interest in Operating Partnership	3,881,027	2,989,366	5,329,298
Straight-line rent	(1,943,137)	(1,578,442)	(1,672,710)
Depreciation and amortization	32,886,267	31,541,571	23,648,819
Provision for credit losses, net of recoveries	319,360	344,564	1,163,204
Compensation expense for equity awards	569,022	549,838	281,782
Amortization of debt fair value adjustment	(430,858)	(430,858)	(1,437,545)
Amortization of in-place lease liabilities	(4,736,840)	(4,192,550)	(3,488,609)
Distributions of income from unconsolidated entities	331,732	259,406	271,647
Distributions to minority interest holders	(470,479)	(577,700)	(1,041,367)
Changes in assets and liabilities:
Tenant receivables	(360,823)	(2,679,057)	(5,381,995)
Deferred costs and other assets	(1,772,879)	(12,515,990)	(3,180,789)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(2,403,868)	5,925,298	1,793,396

Net cash provided by operating activities	37,651,721	30,410,121	23,523,180
Cash flow from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(105,417,442)	(229,009,855)	(228,904,272)
Net proceeds from sale of operating property	2,609,777	11,068,559	20,785,323
Change in construction payables	2,274,195	(2,278,870)	2,101,895
Cash receipts on notes receivable	3,739,320	—	—
Distributions of capital from unconsolidated entities	106,728	156,594	44,353

Net cash used in investing activities	(96,687,422)	(220,063,572)	(205,972,701)
Cash flow from financing activities:
Offering proceeds, net of issuance costs	465,746	—	133,238,662
Loan proceeds	238,899,989	445,802,450	265,596,255
Loan transaction costs	(1,278,917)	(1,720,576)	(1,275,407)
Loan payments	(154,507,969)	(218,025,537)	(188,560,885)
Purchase of Limited Partners’ interest	(55,803)	—	—
Distributions paid - shareholders	(22,822,984)	(21,739,161)	(15,956,049)
Distributions paid - unitholders	(6,635,296)	(6,446,765)	(6,354,828)
Contributions (including minority interest share)	—	—	867,432
Proceeds from exercise of stock options	20,609	526,799	—

Net cash provided by financing activities	54,085,375	198,397,210	187,555,180

Increase (decrease) in cash and cash equivalents	(4,950,326)	8,743,759	5,105,659
Cash and cash equivalents, beginning of period	23,952,594	15,208,835	10,103,176

Cash and cash equivalents, end of period	$19,002,268	$23,952,594	$15,208,835

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
December 31, 2007

Note 1. Organization and Basis of Presentation

Organization

          Kite Realty Group Trust (the “Company” or “REIT”) was organized in Maryland on March 29, 2004 to succeed to the development, acquisition, construction and real estate businesses of Kite Property Group (the “Predecessor”). The Predecessor was owned by Al Kite, John Kite and Paul Kite (the “Principals”) and certain executives and other family members and consisted of the properties, entities and interests contributed to the Company or its subsidiaries by its founders and is the predecessor of Kite Realty Group Trust. The Company began operations on August 16, 2004 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions. The IPO consisted of the sale of 18,300,000 common shares sold to the public at $13.00 per share, resulting in net proceeds to the Company of $215.5 million. The net proceeds of the IPO were contributed in exchange for a 69.8% controlling interest in Kite Realty Group, L.P., the “Operating Partnership”.

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

          At December 31, 2007, the Company owned interests in 55 operating properties (consisting of 50 retail properties, four commercial properties and an associated parking garage) and had 11 properties under development or redevelopment (including the Glendale Town Center and Shops at Eagle Creek properties, both of which are undergoing a major redevelopment – see Note 8).

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

          The Company consolidates properties that are wholly-owned and properties in which it owns less than 100% but it controls. Control of a property is demonstrated by:

•	our ability to manage day-to-day operations,

•	our ability to refinance debt and sell the property without the consent of any other partner or owner,

•	the inability of any other partner or owner to replace us; and

•	being the primary beneficiary of a variable interest entity.

          Of the 66 total properties held at December 31, 2007, the Company owned a controlling interest in all except two operating properties and one parcel of pre-development land, the three of which are accounted for under the equity method. As of December 31, 2007 the Company had investments in six joint ventures that are VIEs in which the Company is the primary beneficiary. As of December 31, 2007, these VIEs had total debt of approximately $93 million which is secured by assets of the VIEs totaling approximately $158 million. The Operating Partnership guarantees the debt of these VIEs.

          The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest. The Company adjusts the Limited Partners’ interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership. This adjustment is reflected in the Company’s shareholders’ equity. The Company’s and the Limited Partners’ interests in the Operating Partnership for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,

	2007	2006	2005

Company’s weighted average interest in Operating Partnership	77.7%	77.3%	71.7%
Limited Partners’ weighted average interest in Operating Partnership	22.3%	22.7%	28.3%

          The Company’s and the Limited Partners’ interests in the Operating Partnership at December 31, 2007 and 2006 were as follows:

	Balance at December 31,

	2007	2006

Company’s interest in Operating Partnership	77.7%	77.4%
Limited Partners’ interests in Operating Partnership	22.3%	22.6%

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

          A portion of the purchase price is allocated to tangible and intangible assets, including:

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

          In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 144”), investment properties and intangible assets within the real estate operation and development segment are reviewed for impairment on a property-by-property basis at least annually or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Impairment losses for investment properties are recorded when the undiscounted cash flows estimated to be generated by the investment properties during the expected hold period are less than the carrying amounts of those assets. Impairment losses are measured to the extent the carrying value exceeds the fair value of the asset. In connection with the Company’s standard practice of regular evaluation of development-related assets, approximately $0.5 million, $0.1 million and $0.2 million was written off in 2007, 2006 and 2005, respectively ($0.3 million, $0.1 million and $0.1 million after tax).

          The Company’s properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. In accordance with SFAS No. 144, the operations reported in discontinued operations include those operating properties that were sold or considered held-for-sale and for which operations and cash flows can be clearly distinguished. The operations from these properties are eliminated from ongoing operations and the Company will not have a continuing involvement after disposition. Prior periods have been reclassified to reflect the operations of these properties as discontinued operations.

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

Escrow Deposits

          Escrow deposits consists of proceeds from the sale of the Company’s 176th & Meridian property that were held at an intermediary as of December 31, 2007 in anticipation of a future like-kind exchange under Section 1031 of the Internal Revenue Code (see Note 9), amounts received in connection with the Company’s note with Marsh Supermarkets for the June 2006 termination of a lease and subsequent sale of the asset at Naperville Marketplace (see Note 10), as well as cash held for real estate taxes, property maintenance, insurance, and other requirements at specific properties as required by lending institutions.

Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.

          Cash paid for interest, net of capitalized interest, and cash paid for taxes for the years ended December 31, 2007, 2006 and 2005 was as follows:

	For the year ended December 31,

	2007	2006	2005

Cash Paid for Interest, net	$25,870,012	$30,705,377	$20,656,637
Capitalized Interest	12,824,398	10,680,000	3,507,372
Cash Paid for Taxes	974,459	1,122,412	454,966

          Accrued but unpaid distributions were $7.6 million and $7.3 million as of December 31, 2007 and 2006, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

          Base minimum rents are recognized on a straight-line basis over the terms of the respective leases. Certain lease agreements contain provisions that grant additional rents based on tenants’ sales volume (contingent percentage rent). Percentage rents are recognized when tenants achieve the specified targets as defined in their lease agreements. Percentage rents are included in other property related revenue in the accompanying statements of operations.

          Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable expense is incurred.

          Gains on sales of real estate are recognized in accordance with Statement of Financial Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate”. In summary, gains from sales are not recognized unless a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the Company has transferred to the buyer the usual risks and rewards of ownership, and the Company does not have a substantial continuing financial involvement in the property. As part of the Company’s ongoing business strategy, it will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants. Gains realized on such sales were $7.2 million, $3.2 million, and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are classified as other property related revenue in the accompanying consolidated financial statements.

          Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. Project costs include all direct labor, subcontract, and material costs and those indirect costs related to contract performance costs incurred to date. Project costs do not include uninstalled materials. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

          From time to time, the Company will construct and sell build-to-suit merchant assets to third parties. Proceeds from the sale of build-to-suit merchant assets are included in construction and service fee revenue and the related costs of the sale of these assets are included in cost of construction and services in the accompanying consolidated financial statements. Proceeds from such sales were $6.1 million, $5.3 million and $5.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, and the associated construction costs were $4.1 million, $3.5 million, and $4.1 million, respectively.

          Development and other advisory services fees are recognized as revenues in the period in which the services are rendered. Performance-based incentive fees are recorded when the fees are earned.

Accounting for Investments in Joint Ventures

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R replaces FASB Interpretation No. 46 which was issued in January 2003. FIN 46R explains how to identify variable interest entities and how to assess whether to consolidate such entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. In addition, in June 2005, the FASB issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF 04-05 requires the Company to consolidate certain entities in which it owns less than 100% of the equity interest if it is the general partner and the limited partners do not have substantive rights. The adoption of EITF 04-05 did not have a material impact on the Company’s financial position or results of operations. Prior to the issuance of FIN 46R and EITF 04-05, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R and EITF 04-05 change that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both or if the company is the general partner in the agreement.

          The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as they exercise significant influence over, but do not control, operating and financial policies. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

          The Company guarantees approximately $110.1 million of joint venture indebtedness, including both consolidated and unconsolidated joint ventures.

Tenant Receivables and Allowance for Doubtful Accounts

          Tenant receivables consist primarily of billed minimum rent, accrued and billed tenant reimbursements and accrued straight-line rent. The Company generally does not require specific collateral other than corporate or personal guarantees from its tenants.

          An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of certain tenants or others to meet contractual obligations under their lease or other agreements. Accounts are written off when, in the opinion of management, the balance is uncollectible.

	2007	2006	2005

Balance, beginning of year	$561,282	$1,030,020	$511,974
Provision for credit losses, net of recoveries	319,360	344,564	1,163,204
Accounts written off	(135,163)	(813,302)	(645,158)

Balance, end of year	$745,479	$561,282	$1,030,020

Other Receivables

          Other receivables consist primarily of receivables due in the ordinary course of the Company’s construction and advisory services business.

Concentration of Credit Risk

          The Company’s accounts receivable from tenants potentially subjects it to a concentration of credit risk related to its accounts receivable. At December 31, 2007, approximately 34%, 23%, and 21% of property accounts receivable were due from tenants leasing space in the states of Indiana, Texas, and Florida, respectively. As of December 31, 2007, the five largest tenants in the Company’s operating portfolio, in terms of annualized base rent, were Lowe’s Home Improvement, Circuit City, Publix, the State of Indiana, and Marsh Supermarkets, with annualized base rents for each representing 3.5%, 2.6%, 2.5%, 2.3%, and 2.2%, respectively, of the Company’s total annualized base rent.

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

          Potential dilutive securities include outstanding share options and units of the Operating Partnership, which may be exchanged for cash or shares under certain circumstances. The only securities that had a potentially dilutive effect for the periods ended December 31, 2007, 2006, and 2005 were outstanding share options and deferred share units, the dilutive effect of which was 272,713, 169,886, and 113,081 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Income Taxes

          The Company, which is considered a corporation for federal income tax purposes, qualifies as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed income even if it does qualify as a REIT. For example, the Company will be subject to income tax to the extent it distributes less than 90% of its REIT taxable income (including capital gains).

          Prior to the IPO, Kite Development Corporation, Kite Construction, Inc. and all of the properties were held by entities where the owners were required to include their respective share of profits or losses generated by these entities in their individual tax returns. Accordingly, no federal income tax provision has been reflected for periods prior to the IPO.

          The Company has elected taxable REIT subsidiary (“TRS”) status for some of its subsidiaries under Section 856(1) of the Code. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Income tax provisions for the years ended December 31, 2007, 2006, and 2005 were approximately $0.8 million, $1.0 million, $1.0 million, respectively.

          State income, franchise and other taxes were not significant in any of the periods presented.

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

          Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, (“SFAS No. 123R”), using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value as previously estimated in accordance with the provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As a result of the adoption of SFAS No. 123R, the Company reclassified the unearned compensation balance related to share options, restricted shares and deferred share units to additional paid-in capital in the accompanying December 31, 2006 balance sheet and statement of shareholders’ equity. The adoption of SFAS No. 123R did not have a significant impact on the Company’s accounting for share options.

          The total share-based compensation expense, net of amounts capitalized, included in general and administrative expenses for the years ended December 31, 2007, 2006, and 2005 was $0.5 million, $0.3 million, and $0.1 million, respectively. Total share-based compensation cost capitalized for the years ended December 31, 2007, 2006, and 2005 was $0.3 million, $0.2 million, and $0.1 million, respectively, related to development and leasing personnel.

          As of December 31, 2007, there were 886,813 shares available for grant under the 2004 Equity Incentive Plan.

Share Options

          Pursuant to the Plan, the Company periodically grants options to purchase common shares at an exercise price equal to the grant date per-share fair value of the Company’s common shares. Granted options typically vest over a five year period and expire ten years from the grant date. The Company issues new common shares upon the exercise of options.

          For the Company’s share option plan, the grant date fair value of each grant was estimated using the Black-Scholes option pricing model. The Black-Scholes model utilizes assumptions related to the dividend yield, expected life and volatility of the Company’s common shares and the risk-free interest rate. The dividend yield is based on the Company’s historical dividend rate. The expected life of the grants is derived from expected employee duration, which is based on Company history, industry information and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities utilized in the model are based on the historical volatility of the Company’s share price and other factors.

          The following summarizes the weighted average assumptions used for grants in fiscal periods 2007, 2006, and 2005:

	2007	2006	2005

Expected Dividend Yield	4.00%	4.78%	5.77%
Expected term of option	8 years	8 years	5 years
Risk-free interest rate	5.08%	4.55%	3.00%
Expected share price volatility	15.56%	18.45%	15.00%

          A summary of option activity under the Plan as of December 31, 2007, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price

Outstanding at January 1, 2007	946,801	$13.32
Granted	43,750	19.60
Exercised	(4,958)	13.90
Forfeited	(23,600)	18.40

Outstanding at December 31, 2007	961,993	$13.48

Exercisable at December 31, 2007	586,059	$13.23

          The fair value on the respective grant dates of the 43,750, 37,000, and 105,000 options granted during the periods ended December 31, 2007, 2006, and 2005 was $2.74, $2.19, and $1.00 per option, respectively.

          The aggregate intrinsic value of the 4,958 and 40,199 options exercised during the years ended December 31, 2007 and 2006 was $17,460 and $97,800, respectively. No options were exercised during the year ended December 31, 2005.

          The aggregate intrinsic value and weighted average remaining contractual term of the outstanding and exercisable options at December 31, 2007 were as follows:

	Options	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)

Outstanding at December 31, 2007	961,993	$1,851,291	6.72
Exercisable at December 31, 2007	586,059	$1,204,847	6.63

          As of December 31, 2007, there was $0.4 million of total unrecognized compensation cost related to outstanding unvested share option awards. This cost is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Shares

          In addition to share option grants, the Plan also authorizes the grant of share-based compensation awards in the form of restricted common shares. Under the terms of the Plan, these restricted shares, which are considered to be outstanding shares from the date of grant, typically vest over a period ranging from one to five years. In addition, the Company pays dividends on restricted shares that are charged directly to shareholders’ equity.

          The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2007 and changes during the year then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value per share

Restricted shares outstanding at January 1, 2007	37,393	$15.31
Shares granted	41,618	20.21
Shares forfeited	(958)	18.43
Shares vested	(15,709)	15.09

Restricted shares outstanding at December 31, 2007	62,344	$18.59

          During the years ended December 31, 2006 and 2005, the Company granted 30,206 and 4,820 restricted shares to employees and non-employee members of the Board of Trustees with weighted average grant date fair values of $15.89 and $15.55, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $0.3 million, $0.1 million, and $0.1 million.

          As of December 31, 2007, there was $0.8 million of total unrecognized compensation cost related to restricted shares granted under the Plan, which is expected to be recognized over a weighted-average period of 1.0 years. We expect to incur approximately $0.5 million of this expense in fiscal year 2008 and approximately $0.3 million of this expense in fiscal year 2009.

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

          During the years ended December 31, 2007 and 2006, two trustees elected to receive a portion of their compensation in deferred share units and an aggregate of 4,611 and 3,610 deferred share units, respectively, including dividends that were reinvested for additional share units, were credited to those non-employee trustees based on a weighted-average grant date fair value of $17.21 and $15.76, respectively. During each of the years ended December 31, 2007 and 2006, the Company incurred $0.1 million of compensation expense related to deferred share units credited to non-employee trustees.

Other Equity Grants

          During the years ended 2007, 2006 and 2005, the Company issued 2,091, 3,190 and 2,100 unrestricted common shares, respectively, with weighted average grant date fair values of $17.91, $15.76, and $14.86 per share, respectively, to members of our Board of Trustees in lieu of 50% of their annual retainer compensation.

Note 4. Deferred Costs

          Deferred costs consist primarily of financing fees incurred to obtain long-term financing and broker fees and capitalized salaries and related benefits incurred in connection with lease originations. Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements. Deferred leasing costs include lease intangibles and other and are amortized on a straight-line basis over the terms of the related leases. At December 31, 2007 and 2006, deferred costs consisted of the following:

	2007	2006

Deferred financing costs	$8,257,925	$7,259,796
Acquired lease intangibles	7,847,180	7,847,180
Deferred leasing costs and other	16,220,079	11,341,696

	32,325,184	26,448,672
Less—accumulated amortization	(11,761,520)	(8,915,733)

Total	$20,563,664	$17,532,939

          The estimated aggregate amortization amounts from net unamortized acquired lease intangibles for each of the next five years and thereafter are as follows:

2008	$808,038
2009	714,230
2010	610,509
2011	494,187
2012	414,346
Thereafter	1,557,470

Total	$4,598,780

          The accompanying consolidated statements of operations include amortization expense as follows:

	For the year ended December 31,

	2007	2006	2005

Amortization of deferred financing costs	$1,035,497	$1,875,193	$1,340,259
Amortization of deferred leasing costs, leasing intangibles and other	3,044,341	2,495,041	1,989,378

          Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense, while the amortization of deferred financing costs is included in interest expense.

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

          At December 31, 2007 and 2006, deferred revenue and other liabilities consisted of the following:

	2007	2006

Unamortized in-place lease liabilities	$18,181,597	$22,918,437
Construction billings in excess of cost	254,959	1,072,666
Construction retainages payable	4,449,289	4,434,173
Tenant rents received in advance	3,156,364	1,590,348
Deferred income taxes	84,834	140,675

Total	$26,127,043	$30,156,299

          The estimated aggregate amortization of acquired lease intangibles (unamortized in-place lease liabilities) for each of the next five years and thereafter is as follows:

2008	$3,207,097
2009	2,949,316
2010	2,622,601
2011	2,197,094
2012	1,705,441
Thereafter	5,500,048

Total	$18,181,597

Note 6. Investments in Unconsolidated Joint Ventures

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

          In December 2006, the Company contributed 100 acres of development land located in Cary, North Carolina, to the Venture at its cost of $38.5 million. The contribution included the Venture’s assumption of $35.6 million of variable rate debt. In connection with the contribution, the Company was due approximately $2.6 million from the Venture at December

31, 2006, which is classified as other receivables in the accompanying consolidated financial statements. This receivable was collected in full in March 2007,

          In August 2007, the Venture purchased approximately 17 acres of additional land in Cary, North Carolina for a purchase price of approximately $3.4 million, including assignment costs, which was funded through draws from the Venture’s variable rate construction loan. This land is adjacent to land previously purchased by the Company in 2006. The Venture is in the process of developing this land, along with the 100 acres purchased in 2006, into an approximately 1.5 million total square foot mixed used shopping center. As of December 31, 2007, the Company owned a 40% interest in the Venture which, under the terms of the Venture, will be reduced to 20% upon the commencement of construction.

          In addition to the Venture, as of December 31, 2007, the Company had two equity interests in unconsolidated entities that own and operate rental properties. The Company owned a 60% interest in The Centre and a 50% interest in Spring Mill Medical, each representing a sufficient interest in the respective entity in order to exercise significant influence, but not control, over operating and financial policies. Accordingly, these investments are accounted for using the equity method.

          Combined summary financial information of entities accounted for using the equity method of accounting and a summary of the Company’s investment in and share of income from these entities follows:

	2007	2006

Assets:
Investment properties at cost:
Land	$2,552,075	$2,404,211
Building and improvements	14,613,333	14,761,198
Furniture and equipment	10,581	10,581
Construction in progress	50,329,585	38,903,133

	67,505,574	56,079,123
Less: Accumulated depreciation	(3,719,540)	(3,254,677)

Investment properties, at cost, net	63,786,034	52,824,446
Cash and cash equivalents	817,417	804,391
Tenant receivables, net	260,242	113,209
Escrow deposits	324,542	244,241
Deferred costs and other assets	614,209	623,378

Total assets	$65,802,444	$54,609,665

Liabilities and Owners’ Equity:
Mortgage and other indebtedness	$65,388,351	$51,895,229
Accounts payable and accrued expenses	1,744,214	3,519,041

Total liabilities	67,132,565	55,414,270
Owners’ deficit	(1,330,121)	(804,605)

Total liabilities and Owners’ deficit	$65,802,444	$54,609,665

Company share of total assets	$28,182,617	$23,738,849

Company share of Owners’ deficit	$(869,493)	$(668,503)
Add: Excess investment	1,714,812	1,842,874

Company investment in joint ventures	$845,319	$1,174,371

Company share of mortgage and other indebtedness	$28,093,670	$22,753,733

	Year ended December 31,

	2007	2006	2005

Revenue:
Minimum rent	$2,442,213	$2,366,117	$2,417,126
Tenant reimbursements	1,127,532	968,122	880,342
Other property related revenue	20,359	45,696	53,262

Total revenue	3,590,104	3,379,935	3,350,730
Expenses:
Property operating	891,743	813,980	899,629
Real estate taxes	352,820	211,086	253,411
Depreciation and amortization	540,610	522,218	510,127

Total expenses	1,785,173	1,547,284	1,663,167

Operating income	1,804,931	1,832,651	1,687,563
Interest expense	(1,063,090)	(1,092,366)	(1,116,199)

Net income	741,841	740,285	571,364
Third-party investors’ share of net income	(323,069)	(325,771)	(240,794)

Company share of net income	418,772	414,514	330,570
Amortization of excess investment	(128,062)	(128,062)	(78,059)

Equity in earnings of unconsolidated joint ventures	$290,710	$286,452	$252,511

          “Excess investment” represents the unamortized difference of the Company’s investment over its share of the equity in the underlying net assets of the joint ventures acquired. The Company amortizes excess investment over the life of the related property of no more than 35 years and the amortization is included in equity in earnings from unconsolidated entities. The Company periodically reviews its ability to recover the carrying values of its investments in joint venture properties. If the Company were to determine that any portion of its investment, including excess investment, is not recoverable, the Company would record an adjustment to write off the unrecoverable amounts.

          As of December 31, 2007, the Company’s share of unconsolidated joint venture indebtedness was $28.1 million. Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture. As of December 31, 2007, the Operating Partnership had guaranteed unconsolidated joint venture debt of $19.9 million in the event the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

          The following table presents scheduled principal repayments on unconsolidated joint venture indebtedness. In early 2008, the Venture refinanced its variable rate debt instrument, and that refinancing is reflected in the table below. Refer to the footnote of this table for details on the refinancing.

	Total	Company Share

2008[1]	$389,687	$217,025
2009[1]	53,517,368	22,135,997
2010	193,626	96,813
2011	206,670	103,335
2012	218,515	109,258
Thereafter	10,862,485	5,431,242

Total	$65,388,351	$28,093,670

1

In January 2008, the Venture’s variable rate construction loan at Parkside Town Commons was refinanced and the maturity date was extended. As a result, $49.8 million ($19.9 million is Company’s share) of obligations previously due in 2008 are now due in 2009.

Note 7. Significant Acquisition Activity

2007 Acquisitions

          The Company made the following significant land acquisitions in 2007:

•

In January 2007, the Company purchased approximately 10 acres of land in Naples, Florida for approximately $6.3 million with borrowings from its then-existing secured revolving credit facility. This land is adjacent to 15.4 acres previously purchased by the Company in 2005;

•

In March 2007, the Company purchased approximately 105 acres of land in Apex, North Carolina for approximately $14.5 million with borrowings from the unsecured revolving credit facility. The Company is in the process of developing this land into an approximately 345,000 total square foot shopping center. Some portions of land at this property may be sold to third parties in the future; and

•

In August 2007, the Company purchased approximately 14 acres of land in South Elgin, Illinois for approximately $5.9 million with borrowings from its unsecured revolving credit facility. The Company is in the process of developing this land into an approximately 308,000 total square foot shopping center.

2006 Acquisitions

          The Company acquired and placed into service the following retail operating properties in 2006:

Property Name	Location	Acquisition Date	Acquisition Cost (Millions)		Financing Method

Kedron Village	Peachtree, Georgia	April 3, 2006 [1]	$34.9	[2]	Debt
Courthouse Shadows	Naples, Florida	July 6, 2006	19.8	[3]	Debt
Pine Ridge Crossing	Naples, Florida	July 6, 2006	22.6	[3]	Debt
Riverchase	Naples, Florida	July 6, 2006	15.5	[3]	Debt

1

When purchased Kedron Village was under construction and not an operating property. The property became partially operational in the third quarter of 2006 and became fully operational during the fourth quarter of 2006. To finance this purchase, the Company incurred new short-term variable rate debt against the Traders Point property. In September 2006, permanent financing was obtained and a portion of the proceeds was used to repay the short-term debt. The new fixed rate debt has an original principal amount of $48.0 million, bears interest at a fixed rate of 5.86% and matures in October 2016.

2	Total purchase price of approximately $34.9 million is net of purchase price adjustments, including tenant improvement and leasing commission credits, of $2.0 million.

3

To finance the purchase price for these properties, the Company incurred variable rate indebtedness of $57.9 million. In September, 2006, permanent financing with a combined original principal amount of $28.0 million was obtained on Pine Ridge Crossing and Riverchase at a fixed rate of 6.34% with a maturity of October 2016. In addition, $20.3 million of variable rate debt related to the three properties was repaid in the fourth quarter of 2006. The remaining $9.8 million of variable rate debt was repaid in February 2007 with proceeds from the line of credit (see Note 11).

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

          Amounts allocated to intangible assets in connection with these acquisitions totaled $7.5 million and are included in buildings and improvements and deferred costs in the accompanying consolidated balance sheets. Amounts allocated to intangible liabilities representing the adjustment of acquired leases to market value totaled $7.0 million and are included in deferred revenue in the accompanying consolidated balance sheets. The intangible assets and liabilities are amortized over each tenant’s remaining lease term which ranged from 0.2 to 9.4 years at the date of acquisition. In the accompanying consolidated statements of operations, the operating results of the acquired properties are included in results of operations from their respective dates of purchase.

          Also during 2006, the Company acquired interests in various parcels of land for a total acquisition cost of approximately $56.2 million. The Company acquired these parcels for future development.

2005 Acquisitions

          The Company acquired and placed into service the following retail operating properties in 2005:

Property Name	Location	Acquisition Date	Acquisition Cost (Millions)		Financing Method

Fox Lake Crossing	Fox Lake, IL	February 7, 2005	$15.5	[1]	Debt
Plaza Volente	Austin, TX	May 16, 2005	35.9	[2]	Debt
Indian River Square	Vero Beach, FL	May 16, 2005	16.5	[3]	Debt
Bolton Plaza	Orange Park, FL	November 1, 2005	14.0	[4]	Common Share Offering Proceeds
Market Street Village	Hurst, TX	November 17, 2005	29.0	[5]	Debt (6)

1	Inclusive of debt assumed of $12.3 million and tax increment financing (“TIF”) receivable of $1.5 million.

2	Inclusive of $28.7 million of new debt and $7.2 million of borrowings under the Company’s revolving credit facility incurred in connection with the acquisition.

3	Inclusive of $13.3 million of new debt and $3.2 million of borrowings under the Company’s revolving credit facility incurred in connection with the acquisition.

4	This property is owned through a joint venture with a third party. The Company currently receives 85% of the cash flow from this property, which percentage may decrease under certain circumstances.

5	Excludes escrow of $1.7 million subject to completion of the development of an additional 7,000 square foot parcel.

6	Financed with borrowings under the Company’s revolving credit facility and subsequently partially paid down with the proceeds from the sale of its Mid-America Clinical Labs property in December 2005.

          Also during 2005, the Company acquired interests in various parcels of land for a total acquisition cost of approximately $86.9 million including debt assumed of $3.9 million. The Company acquired these parcels for future development.

          Amounts allocated to intangible assets in connection with the 2005 acquisitions totaled $2.9 million as of the acquisition date and are included in buildings and improvements and deferred costs. Amounts allocated to intangible liabilities representing the adjustment of acquired leases to market value totaled $1.8 million as of the acquisition date and the remaining unamortized portion is included in deferred revenue in the accompanying consolidated balance sheets. As of the purchase date, the intangible assets and liabilities were being amortized over each tenant’s remaining lease term at the date of acquisition which ranged from 0.5 to 22.1 years at the date of acquisition. In the accompanying consolidated statements of operations, the operating results of the acquired properties are included in results of operations from their respective dates of purchase.

          The following table summarizes, on an unaudited pro forma basis, the results of operations for the years ended December 31, 2006 and 2005 as if the 2006 and 2005 property acquisitions described above occurred on January 1, 2005:

	Twelve Months Ended December 31,

	2006	2005
Pro forma revenues	$138,125,344	$115,185,071
Operating expenses	(67,454,457)	(50,961,556)
Depreciation expense	(32,127,721)	(28,816,015)
Interest expense	(24,801,306)	(24,173,305)
Other expenses, net	(1,560,557)	(2,056,074)
Limited Partners’ interests in the continuing operations of the Operating Partnership	(3,213,577)	(2,809,932)

Income from continuing operations	8,967,726	6,368,189
Discontinued operations	—	6,290,969

Pro forma net income	$8,967,726	$12,659,158

Pro forma net income per share
- basic and diluted	$0.31	$0.59
Pro forma weighted average number of shares outstanding :
- basic	28,733,228	21,406,980
- diluted	28,903,114	21,520,061

          The Company has entered into master lease agreements with the seller in connection with certain of the above property acquisitions. These payments are due when tenant occupancy is below the level specified in the purchase agreement. The payments are accounted for as a reduction of the purchase price of the acquired property and totaled $0.8 million, $0.1 million and $0.2 million in 2007, 2006 and 2005, respectively. Future amounts receivable through 2009 total $0.1 million unless the space is leased during the period in which case the payments cease.

Note 8. Redevelopment Activity

          Glendale Mall

          In April 2007, the Company announced plans to redevelop the Glendale Mall property in Indianapolis, Indiana into a 685,000 total square foot power center (renamed Glendale Town Center) that will be anchored by a new 129,000 square foot Target (non-owned) and will also include Macy’s, Lowe’s Home Improvement (non-owned), Staples and Kerasotes Theatre. During the period of redevelopment, approximately 335,000 square feet of space at this property is being leased by tenants that are also expected to continue to occupy space upon completion of the redevelopment.

          In connection with this redevelopment, during 2007 the Company terminated a number of leases and completed the demolition of major portions of the enclosed mall area. This demolition was done in preparation for the Company to sell a 10.5 acre pad to Target Corporation. During 2007, the Company sold this pad to Target, and Target began construction of a new store. The Company is engaged as construction manager for the construction of this new store. In addition, three new small shop structures totaling approximately 20,000 square feet were constructed and partially leased during 2007.

          Target is expected to open for business in the summer of 2008. In the fourth quarter of 2007, the first shop tenant and Panera Bread, occupying an outparcel, opened for business. In addition to the new Target, Panera Bread and existing anchor tenants, Glendale Town Center will also include the Indianapolis-Marion County Public Library as well as new small shop and professional office space and one additional outlot. The Company currently anticipates the remaining construction work to be completed throughout 2008 and 2009.

          In connection with the redevelopment of Glendale Town Center, the Company received tax increment financing (“TIF”) from the City of Indianapolis totaling approximately $5.7 million. The net proceeds of the Company’s sale of land to Target and the amount of the TIF commitment have been applied to the overall cost of the redevelopment and, accordingly, no gain or loss was recorded. The Company’s overall net investment of approximately $15 million is expected to be recoverable through projected future cash flows from the redeveloped property.

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

          The Company is currently redeveloping the space formerly occupied by Winn-Dixie at Shops at Eagle Creek in Naples, Florida into two smaller spaces. In December 2006, the Company signed a lease with Staples for approximately 25,800 square feet of the space with rent commencing in November 2007. The Company is continuing to market the remaining space for lease. The Company has also completed a number of additional renovations at the property throughout 2007 including a new roof on the Staples and remaining junior anchor spaces, new store fronts, masonry additions to the façade and columns as well as new parking lot pavement, parking bumpers and striping. This property was transitioned into the redevelopment pipeline in the fourth quarter of 2006. The Company anticipates its total investment in the redevelopment at Shops at Eagle Creek will be approximately $4 million.

Note 9. Discontinued Operations

          In December 2007, the Company sold its 176th & Meridian property, located in Seattle, Washington, for net proceeds of $7.0 million and a gain, net of Limited Partners’ interests, of $1.6 million. The Company anticipated utilizing the proceeds from the sale to execute a like-kind exchange under Section 1031 of the Internal Revenue Code in 2008 (see subsequent event disclosure in Note 22), therefore the net proceeds of this sale were being held by an intermediary at December 31, 2007 and are classified as escrow deposits in the accompanying consolidated balance sheet.

          In December 2005, the Company sold 100% of its Mid-America Clinical Labs property for net proceeds of $20.8 million and a gain, net of Limited Partners’ interests, of $5.5 million.

          The results of the discontinued operations related to the sale of these properties were comprised of the following for the years ended December 31, 2007, 2006, and 2005:

	Year ended December 31,

	2007	2006	2005

Rental income	$446,996	$433,000	$2,252,367
Property operations	4,156	(2,578)	265,310
Real estate taxes	—	—	2,465
Depreciation and amortization	87,855	87,255	612,578

Total expense	92,011	84,677	880,353

Operating income	354,985	348,323	1,372,014
Interest expense	(232,011)	(248,605)	(219,584)
Limited Partners’ interests in discontinued operations	(27,423)	(22,636)	(332,695)

Income from discontinued operations, net of Limited Partners’ interests	95,551	77,082	819,735
Gain on sale of property	2,036,189	—	7,212,402
Limited Partners’ interests in gain on sale of property	(454,070)	—	(1,687,395)

Total income from discontinued operations	$1,677,670	$77,082	$6,344,742

Note 10. Sale of Asset

          In June 2006, the Company terminated its lease with Marsh Supermarkets and subsequently sold the store at its Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $0.5 million after tax). The total proceeds from these transactions of $14 million included a $2.5 million note from Marsh Supermarkets with monthly installments payable through June 30, 2008, and $2.5 million of cash received from the termination of the Company’s lease with Marsh Supermarkets. As of December 31, 2007, $0.7 million was outstanding on the note. All monthly payments on the note have been made as scheduled through March 2008. The note is guaranteed by the parent company of Marsh Supermarkets. Marsh Supermarkets at Naperville Marketplace was owned by the Company’s taxable REIT subsidiary. A portion of the proceeds from this sale was used to pay off related indebtedness of approximately $11.6 million.

Note 11. Mortgage Loans and Line of Credit

          Mortgage and other indebtedness consist of the following at December 31, 2007 and 2006:

	Balance at December 31,

Description	2007	2006

Line of credit
Maximum borrowing level of $200 million available at December 31, 2007 and $150 million at December 31, 2006; interest at LIBOR + 1.25% (5.85%) at December 31, 2007 and LIBOR + 1.35% (6.68%) at December 31, 2006	$152,774,024	$111,550,000
Construction Notes Payable—Variable Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2009; interest at LIBOR+1.15%-1.85%, ranging from 5.75% to 6.45% at December 31, 2007 and interest at LIBOR+1.25%-1.75%, ranging from 6.58% to 7.08% at December 31, 2006	150,128,993	94,505,099
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2022; interest rates ranging from 5.11% to 7.65% at December 31, 2007 and 2006	337,544,839	344,029,510
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing September 2008; interest at LIBOR + 1.50% (6.10%) at December 31, 2007 and interest at LIBOR + 1.50%-2.75% ranging from 6.83% to 8.08% at December 31, 2006	4,546,291	14,621,027
Net premium on acquired indebtedness	1,839,486	2,270,344

Total mortgage and other indebtedness	$646,833,633	$566,975,980

          LIBOR was 4.60% and 5.33% as of December 31, 2007 and 2006, respectively.

          During 2007, the Company had borrowing proceeds of $238.9 million and repayments of $154.5 million. For the year ended December 31, 2007, the Company had the following activity in its indebtedness:

•	In January, the Company purchased approximately 10 acres of land in Naples, Florida for approximately $6.3 million with borrowings from its then-existing secured revolving credit facility;

•

In February, as further described below, the Company entered into an amended and restated four-year $200 million unsecured revolving credit facility, replacing its then-existing secured credit facility. The new unsecured facility increased the Company’s borrowing capacity from $150 million to $200 million, before considering either facility’s expansion feature. Initial proceeds of $118.1 million were drawn from the new unsecured facility to repay the principal amount outstanding under the then-existing secured facility and retire the secured facility;

•	In February, the Company repaid the $9.8 million outstanding balance on the variable rate loan on the Courthouse Shadows property with proceeds from its new unsecured revolving credit facility;

•	In March, the Company purchased approximately 105 acres of land in Apex, North Carolina for approximately $14.5 million with borrowings from the new unsecured revolving credit facility;

•

In August, the Company purchased approximately 14 acres of land in South Elgin, Illinois for approximately $5.9 million with borrowings from its unsecured revolving credit facility. To finance the development of this land, in September 2007 the Company borrowed approximately $4.4 million on a variable rate construction loan with a rate of LIBOR + 1.25% that matures in December 2007;

•	In September, the Company repaid $8.0 million of the unsecured revolving credit facility using proceeds from recent land sales, loan proceeds, and available working capital;

•

In November, in connection with the sale of its interest in a merchant building asset at Sandifur Plaza, the Company repaid the entire $5.5 million outstanding balance on the variable rate loan on this property;

•	In December, in connection with the sale of its 176th & Meridian property, the third party buyer assumed the entire $4.1 million outstanding balance on the fixed rate loan on this property;

•

In December, the Company placed $9.1 million of variable rate construction debt on its Delray Marketplace property. This variable rate debt has an interest rate of LIBOR + 1.85% and matures on January 3, 2009;

•	In December the Company repaid $10.0 million of the unsecured revolving credit facility using proceeds from recent land sales, loan proceeds, and available working capital;

•

In addition to the preceding activity, for the year ended December 31, 2007, the Company used proceeds from its revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $81.1 million for development, redevelopment, acquisitions and general working capital purposes; and

•	The Company made scheduled principal payments totaled approximately $2.7 million during the year ended December 31, 2007.

Unsecured Revolving Credit Facility

          On February 20, 2007, the Operating Partnership entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (the “unsecured facility”). The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option. Initial proceeds of approximately $118 million were drawn from the unsecured facility to repay the principal amount outstanding under its then-existing secured revolving credit facility and retire the secured revolving credit facility. Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on its leverage ratio. The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount. Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $400 million. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

          The amount that the Company may borrow under the unsecured facility is based on the value of properties in the unencumbered property pool. The Company currently has 46 unencumbered assets, 44 of which are wholly owned and used to calculate the amount available for borrowing under the unsecured credit facility and two of which are joint venture assets. The major unencumbered assets include: Silver Glen Crossings, Glendale Town Center, King’s Lake Square, Hamilton Crossing, Waterford Lakes, Eastgate Pavilion, Wal-Mart Plaza, Market Street Village, and Courthouse Shadows. As of December 31, 2007, the total amount available for borrowing under the unsecured facility was approximately $43.7 million.

          The Company’s ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants similar to those in its previous secured credit facility, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales. In addition, the unsecured facility, like its previous secured credit facility, requires that the Company satisfy certain financial covenants, including:

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

          The Company was in compliance with all applicable covenants under the unsecured facility as of December 31, 2007.

          Under the terms of the unsecured facility, the Company is permitted to make distributions to its shareholders of up to 95% of its funds from operations provided that no event of default exists. If an event of default exists, the Company may only make distributions sufficient to maintain its REIT status. However, the Company may not make any distributions if an event of default resulting from nonpayment or bankruptcy exists, or if its obligations under the credit facility are accelerated.

Mortgage and Construction Loans

          Mortgage and construction loans are secured by certain real estate are generally due in monthly installments of interest and principal and mature over various terms through 2022.

          The following table presents scheduled principal repayments on mortgage and other indebtedness. In early 2008, the Company refinanced a number of its consolidated debt instruments, and those refinancings are reflected in the table below. Refer to the footnotes of this table for details on those refinancings.

2008[1,2]	$20,564,847
2009[1]	166,783,397
2010	2,960,204
2011[2]	179,517,290
2012	38,904,933
Thereafter	236,263,476

644,994,147
Unamortized Premiums	1,839,486

Total	$646,833,633

1

In January and February 2008, the Company refinanced variable rate debt at a total of six of its consolidated properties and extended the maturity dates from 2008 to 2009. As a result, $56.7 million of obligations previously due in 2008 are now due in 2009.

2

In February 2008, the Company refinanced fixed rate debt at one of its properties, replacing the fixed rate with variable rate at LIBOR + 1.35% and extended the maturity date from 2008 to 2011. As a result, $4.0 million of obligations previously due in 2008 are now due in 2011.

          The carrying value of the Company’s variable rate construction notes payable, line of credit and mortgage notes payable approximates their fair values. As of December 31, 2007, the fair value of fixed rate debt was approximately $358.4 million compared to the book value of $339.4 million. The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 4.13% to 5.57%.

Note 12. Derivative Financial Instruments

          The Company is exposed to capital market risk, including changes in interest rates. In order to manage volatility relating to interest rate risk, the Company enters into interest rate hedging transactions from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as hedges.

          For the year ended December 31, 2007, the Company’s hedging activity was comprised of the following activities:

•	In February, a portion of the unsecured facility was hedged by an interest rate swap with a notional amount of $25 million, a fixed interest rate of 6.17%, and matures February 18, 2011;

•

In August, two of our outstanding interest rate swaps totaling $50 million matured. These swaps were entered into during 2005 to hedge variable cash flows associated with existing variable rate debt and had a fixed interest rate of 5.28% and 5.55%;

•

In August, in connection with these maturities, an additional portion of the unsecured facility was hedged by an interest rate swap with a notional amount of $50 million, a fixed rate of 6.32%, and matures February 20, 2011;

•

In August, a portion of our variable rate construction loan at Naperville Marketplace was hedged by an interest rate swap agreement with a notional amount of $10 million, a fixed interest rate of 6.05%, and matures December 30, 2008;

•

In August, a portion of the Venture’s variable rate construction loan at Parkside Town Commons was hedged by an interest rate swap agreement with a notional amount of $42 million, a fixed interest rate of 5.60% and matures March 2, 2009;

•

In December, a portion of our variable rate construction loan at Beacon Hill Shopping Center was hedged by an interest rate swap agreement with a notional amount of $11 million, a fixed interest rate of 5.13% and matures March 30, 2009;

•

In December, a portion of our variable rate construction loan at Estero Town Commons was hedged by an interest rate swap agreement with a notional amount of $17.7 million, a fixed interest rate of 5.55% and matures January 3, 2009; and

•

In December, a portion of our variable rate construction loan at Tarpon Springs Plaza was hedged by an interest rate swap agreement with a notional amount of $20 million, a fixed interest rate of 5.55% and matures January 3, 2009.

          In total, at December 31, 2007, the Company had $133.7 million of consolidated interest rate swaps outstanding. At December 31, 2007 derivatives with a fair value of $2.9 million were included in accounts payable and accrued expense and at December 31, 2006, derivatives with a fair value of $0.3 million were included in other assets. The change in net unrealized (loss) income for the years ended December 31, 2007, 2006 and 2005 was $(3.4) million, $(0.1) million and $0.4 million, respectively, and is recorded in shareholders’ equity as other comprehensive income (loss). We expect approximately $1.2 million to be an offset to interest expense as the hedged forecasted interest payments occur. No hedge ineffectiveness on cash flow hedges was recognized during any period presented. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings during 2008.

          The following sets forth comprehensive income for the years ended December 31, 2007, 2006, and 2005:

	Year ended December 31,

	2007	2006	2005

Net income	$13,522,683	$10,179,650	$13,435,840
Other comprehensive (loss) income [1]	(3,420,022)	(129,517)	427,057

Comprehensive income	$10,102,661	$10,050,133	$13,862,897

1	Reflects the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 13. Lease Information

Tenant Leases

          The Company receives rental income from the leasing of retail and commercial space under operating leases. The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold. The weighted average initial term of the lease agreements is approximately 17 years. During the periods ended December 31, 2007, 2006, and 2005, the Company earned percentage rent of $1.1 million, $1.2 million, and $0.9 million, respectively, including the Company’s joint venture partners’ share of $20,580, $32,840, and $55,790, respectively.

          As of December 31, 2007, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on sales volume, are as follows:

2008	$67,709,665
2009	65,932,655
2010	61,261,382
2011	55,274,242
2012	48,582,896
Thereafter	255,904,141

Total	$554,664,981

Lease Commitments

          The Company is obligated under six ground leases for approximately 35 acres of land with three landowners which require fixed annual rent. The expiration dates of the initial terms of these ground leases range from 2012 to 2027. These leases have five to ten year extension options ranging in total from 20 to 30 years.

          Ground lease expense incurred by the Company on these operating leases for each of the years ended December 31, 2007, 2006, and 2005 was $0.9 million. Future minimum lease payments due under such leases for the next five years ending December 31 and thereafter are as follows:

2008	$918,300
2009	920,800
2010	920,800
2011	920,800
2012	920,800
Thereafter	11,389,545

Total	$15,991,045

Note 14. Shareholders’ Equity and Limited Partner Interests

Common Equity

          In May 2007, the Company issued 30,000 common shares under its previously filed registration statement for net offering proceeds of approximately $0.5 million.

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

          On October 3, 2005, the Company completed an offering of 8,500,000 common shares at a price of $15.01 per share for gross proceeds of approximately $127.6 million. On October 28, 2005, the underwriters of the offering exercised a portion of their overallotment option and purchased an additional 900,000 common shares at the public offering price of $15.01 per share, which resulted in additional gross proceeds of approximately $13.5 million. The Company used the net proceeds of this offering of approximately $133.2 million, after deducting underwriting discounts, commissions and other expenses to repay outstanding indebtedness, acquire an interest in a property and for general corporate purposes.

          On July 29, 2005, the Company contributed approximately $4.0 million and 122,733 units of the Operating Partnership valued at approximately $1.9 million for a 50% interest in a joint venture that owned 82 acres of undeveloped land. Beacon Hill Shopping Center, Phase I consists of 36 acres and was developed into a 108,600 square foot (including 77,400 square feet of non-owned anchor space) neighborhood shopping center. Beacon Hill Phase II is currently being developed into an estimated 19,160 square foot neighborhood shopping center.

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

Note 15. Segment Information

          The Company’s operations are aligned into two business segments: (i) real estate operation and development and (ii) construction and advisory services. The Company’s segments operate only in the United States. Combined segment data of the Company for the years ended December 31, 2007, 2006 and 2005 are as follows:

Year Ended December 31, 2007	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$102,204,678	$99,995,505	$202,200,183	$(63,445,407)	$138,754,776
Operating expenses, cost of construction and services, general, administrative and other	32,343,206	94,039,335	126,382,541	(60,968,002)	65,414,539
Depreciation and amortization	31,742,104	108,666	31,850,770	—	31,850,770

Operating income	38,119,368	5,847,504	43,966,872	(2,477,405)	41,489,467
Interest expense	(26,214,841)	(759,313)	(26,974,154)	1,009,013	(25,965,141)
Income tax expense of taxable REIT subsidiary	—	(761,628)	(761,628)	—	(761,628)
Other income, net	1,787,565	—	1,787,565	(1,009,013)	778,552
Minority interest in income of consolidated subsidiaries	(587,413)	—	(587,413)	—	(587,413)
Equity in earnings of unconsolidated entities	290,710	—	290,710	—	290,710
Limited Partners’ interests in Operating Partnership	(3,028,053)	(869,171)	(3,897,224)	497,690	(3,399,534)

Income from continuing operations	10,367,336	3,457,392	13,824,728	(1,979,715)	11,845,013
Operating income from discontinued operations, net of Limited Partners’ interests	95,551	—	95,551	—	95,551
Gain on sale of operating property, net of Limited Partners’ interests	1,582,119	—	1,582,119	—	1,582,119

Net income	$12,045,006	$3,457,392	$15,502,398	$(1,979,715)	$13,522,683

Total assets	$1,041,981,652	$41,321,857	$1,083,303,509	$(35,068,865)	$1,048,234,644

Year Ended December 31, 2006	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$90,423,127	$89,039,441	$179,462,568	$(48,312,248)	$131,150,320
Operating expenses, cost of construction and services, general, administrative and other	30,774,543	81,227,441	112,001,984	(45,937,863)	66,064,121
Depreciation and amortization	29,510,716	68,407	29,579,123	—	29,579,123

Operating income	30,137,868	7,743,593	37,881,461	(2,374,385)	35,507,076
Interest expense	(21,415,957)	(227,595)	(21,643,552)	421,794	(21,221,758)
Loss on sale of asset	(764,008)	—	(764,008)	—	(764,008)
Income tax income (expense) of taxable REIT subsidiary	305,603	(1,271,135)	(965,532)	—	(965,532)
Other income, net	755,581	10,750	766,331	(421,794)	344,537
Minority interest in income of consolidated subsidiaries	(117,469)	—	(117,469)	—	(117,469)
Equity in earnings of unconsolidated entities	286,452	—	286,452	—	286,452
Limited Partners’ interests in Operating Partnership	(2,085,439)	(1,418,245)	(3,503,684)	536,954	(2,966,730)

Income from continuing operations	7,102,631	4,837,368	11,939,999	(1,837,431)	10,102,568
Operating income from discontinued operations, net of Limited Partners’ interests	77,082	—	77,082	—	77,082

Net income	$7,179,713	$4,837,368	$12,017,081	$(1,837,431)	$10,179,650

Total assets	$972,822,359	$32,884,192	$1,005,706,551	$(22,545,238)	$983,161,313

Year Ended December 31, 2005	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total

Revenues	$71,051,895	$50,526,667	$121,578,562	$(22,862,129)	$98,716,433
Operating expenses, cost of construction and services, general, administrative and other	23,792,001	45,470,595	69,262,596	(22,318,948)	46,943,648
Depreciation and amortization	21,516,432	179,550	21,695,982	—	21,695,982

Operating income (loss)	25,743,462	4,876,522	30,619,984	(543,181)	30,076,803
Interest expense	(17,661,594)	(530,830)	(18,192,424)	356,579	(17,835,845)
Income tax expense of taxable REIT subsidiary	—	(1,041,463)	(1,041,463)	—	(1,041,463)
Other income, net	570,510	1,491	572,001	(356,579)	215,422
Minority interest in income of consolidated subsidiaries	(249,378)	(1,017,744)	(1,267,122)	—	(1,267,122)
Equity in earnings of unconsolidated entities	252,511	—	252,511	—	252,511
Limited Partners’ interests in Operating Partnership	(2,754,482)	(727,420)	(3,481,902)	172,694	(3,309,208)

Income from continuing operations	5,901,029	1,560,556	7,461,585	(370,487)	7,091,098
Operating income from discontinued operations, net of Limited Partners’ interests	819,735	—	819,735	—	819,735
Gain on sale of operating property, net of Limited Partners’ interests	5,525,007	—	5,525,007	—	5,525,007

Net income	$12,245,771	$1,560,556	$13,806,327	$(370,487)	$13,435,840

Total assets	$780,934,227	$36,472,950	$817,407,177	$(18,177,371)	$799,229,806

Note 16. Quarterly Financial Data (Unaudited)

          Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2007 and 2006. Certain prior period amounts have been reclassified from previously disclosed amounts to conform to the current presentation including revenues and expenses reflecting the sale of 176th & Meridian. Such reclassifications had no effect on net income previously reported.

	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007

Total revenue	$30,235,154	$35,622,757	$33,318,475	$39,578,390
Operating income	$8,287,334	$9,763,566	$11,095,912	$12,342,655
Income from continuing operations	$1,618,556	$2,741,281	$3,872,019	$3,613,157
Net income	$1,638,050	$2,766,127	$3,891,395	$5,227,111
Net income per common share - basic:
Income from continuing operations	$0.06	$0.10	$0.13	$0.12
Net income	$0.06	$0.10	$0.13	$0.18
Net income per common share - diluted:
Income from continuing operations	$0.06	$0.09	$0.13	$0.12
Net income	$0.06	$0.09	$0.13	$0.18
Weighted average Common Shares outstanding
- basic	28,859,164	28,892,920	28,915,137	28,964,641
- diluted	29,177,004	29,219,227	29,139,244	29,175,748

	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006

Total revenue	$28,270,932	$30,801,162	$32,801,553	$39,276,673
Operating income	$6,698,933	$7,079,910	$10,749,693	$10,978,540
Income from continuing operations	$1,752,332	$1,520,165	$3,191,507	$3,638,564
Net income	$1,772,547	$1,540,371	$3,209,653	$3,657,079
Net income per common share – basic & diluted:
Income from continuing operations	$0.06	$0.05	$0.11	$0.13
Net income	$0.06	$0.05	$0.11	$0.13
Weighted average Common Shares outstanding
- basic	28,571,440	28,690,680	28,824,698	28,842,092
- diluted	28,704,563	28,802,913	28,979,356	29,099,790

Note 17. Commitments and Contingencies

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

          As of December 31, 2007, the Company had outstanding letters of credit totaling $6.2 million. At that date, there were no amounts advanced against these instruments.

          Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property and has limited recourse to us. As of December 31, 2007, the Company’s share of joint venture indebtedness was approximately $28.1 million.

Note 18. Employee 401(k) Plan

          The Company maintains a 401(k) plan for employees under which it matches 100% of the employee’s contribution up to 3% of the employee’s salary and 50% of the employee’s contribution up to 5% of the employee’s salary, not to exceed an annual maximum of $15,000. Prior to January 1, 2006, this plan matched 25% of the employee’s contribution up to 3% of the employee’s salary not to exceed an annual maximum of $750. The Company contributed to this plan $270,660, $220,800, and $30,300 for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 19. Transactions With Related Parties

          The following information discusses the Company’s significant transactions with related parties, all of which have been approved by the independent members of the Board of Trustees.

          Common costs for management, leasing, development, consulting, accounting, legal, marketing, and management information systems are allocated to the various Company entities and certain other entities owned by the Principals and not included as part of the Company (“Excluded Entities”). Common payroll and other related costs are allocated proportionately based on an estimate of time spent on behalf of each entity. Management believes the methodologies and assumptions used are reasonable. Common costs recovered from the Excluded Entities in 2006 were $0.1 million. No amounts were allocated to the Company from the Excluded Entities in 2007 and 2005.

          The Company received $0.1 million, $0.2 million and $0.4 million of rental income from the Excluded Entities for the years ended December 31, 2007, 2006, and 2005, respectively. In addition, rental income receivable from these Excluded Entities as of December 31, 2007 and 2006 was approximately $7,600 and $0.1 million, respectively. All leases with the Excluded Entities were terminated as of January 1, 2008.

          In June 2006, Al Kite, Chairman of the Company, John Kite, Chief Executive Officer and President of the Company, and Paul Kite, son of Al Kite and brother of John Kite, sold their interests in Kite, Inc. (formerly one of the Excluded Entities) to a third party and are no longer affiliated with Kite, Inc. Prior to the sale, the Company received subcontractor interior construction services totaling $797,460, and $42,650 from Kite, Inc. during 2005 and 2006, respectively.

          In 2006, the Company entered into an agreement to reimburse one of the Excluded Entities, KMI Management, LLC, for use of an airplane owned by that Excluded Entity. This agreement allows for the use of the airplane for business related travel for an established reimbursement amount per hour. For the each of the years ended December 31, 2007 and 2006, the Company reimbursed the Excluded Entity $0.2 million for the use of the airplane, of which approximately $76,000 and $32,600 was outstanding and due to the Excluded Entity as of December 31, 2007 and 2006, respectively.

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

          In August 2004, the Company entered into a consulting agreement with Paul Kite which expired December 31, 2007. Under the agreement, Paul Kite assisted the Company in identifying potential real estate development, construction, acquisition and/or operation opportunities that are consistent with the nature of the business of the Company. As compensation for such services, the Company paid Paul Kite $150,000 per year.

          In 2007, the Company entered into an agreement to reimburse Paul Kite for use of an airplane owned by him. This agreement allows for the use of the airplane for business related travel for an established reimbursement amount per hour plus applicable taxes. During 2007, expense reimbursement to Paul Kite was approximately $12,100 for use of the airplane. This amount was outstanding and due to Paul Kite as of December 31, 2007.

          In addition, in 2005, the Company entered into several contracts and arrangements with Circle Block Partners, LLC, the owner of the Conrad hotel located in Indianapolis and one of the Excluded Entities:

•	the Company received payments from Circle Block under fee-based construction management contracts totaling $0.3 million in 2007, $0.8 million in 2006 and $7.3 million in 2005;

•	Circle Block paid the Company fees of $0.6 million in 2006 for arranging debt financing in connection with Circle Block construction projects; and

•	Circle Block paid the Company an annual fee of $0.1 million in both 2007 and 2006 for investment management services provided to Circle Block in connection with the Conrad’s hotel operations.

Note 20. Recent Accounting Pronouncements

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements.” SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating and assessing the impact of this interpretation, if any, on the Company’s financial position or results of operations.

          In December 2007, the FASB issued SFAS No. 141R “Business Combinations – Revised.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141R will modify SFAS 141’s cost-allocation process, which currently requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R requires the costs of an acquisition to be recognized in the period incurred. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating and assessing the impact of this interpretation, if any, on the Company’s financial position or results of operations.

          In September 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause.” EITF No. 07-6 clarifies that a buy-sell clause in a real estate sale may constitute a prohibited form of continuing involvement that precludes partial sales treatment if the buyer cannot act independently from the seller or if the seller is economically compelled to reacquire the other investor’s interest in the jointly owned entity. This issue is effective for new arrangements entered into in fiscal years beginning after December 15, 2007. The Company does not believe the adoption of EITF No. 07-6 will have a material impact on the Company’s financial position or results of operations.

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

Note 21. Supplemental Schedule of Non-Cash Investing/Financing Activities

          The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,

	2007	2006	2005

Third party assumption of fixed rate debt in connection with the sale of 176th & Meridian	$4,103,508	$—	$—
Contribution of variable rate debt to unconsolidated joint venture	—	38,526,393	—
Acquisition of real estate interests by assumption of mortgage debt	—	—	16,168,557
Acquisition of real estate interests by issuance of Operating Partnership units	—	—	5,054,818

Note 22. Subsequent Events

Refinancing of Variable Rate Debt

          In January and February 2008, the Company refinanced variable rate debt at a total of six of its consolidated properties (Fishers Station, Bayport Commons, Bridgewater Marketplace, Gateway Shopping Center, Red Bank Commons, and South Elgin Commons) and extended the maturity dates from 2008 to 2009. As a result, $56.7 million, or approximately 70%, of consolidated debt obligations previously due in 2008 are now due in 2009. In addition, in February 2008, the Company refinanced fixed rate debt at its Indiana State Motor Pool commercial property, replacing the fixed rate with a variable rate of LIBOR + 1.35% and extended the maturity date from March 24, 2008 to November 4, 2011. As a result, $4.0 million, or approximately 5%, of debt obligations previously due in 2008 are now due in 2011.

          Also in January 2008, the Venture’s variable rate construction loan at Parkside Town Commons was refinanced and the maturity date was extended from 2008 to 2009. As a result, $49.8 million ($19.9 million is Company’s share), or approximately 99%, of unconsolidated debt obligations previously due in 2008 are now due in 2009.

Purchase of Rivers Edge

          In February 2008, the Company purchased Rivers Edge, an approximately 111,000 square foot shopping center located in Indianapolis, Indiana for $18.3 million. The Company utilized approximately $2.7 million of proceeds from the November 2007 sale of its 176th & Meridian property in a like-kind exchange under Section 1031 of the Internal Revenue

Code. The remaining purchase price of $15.6 million was funded initially through a draw on the Company’s unsecured credit facility and subsequently refinanced with a variable rate debt instrument.

Dividend Declaration

          On February 5, 2008, the Company’s Board of Trustees declared a cash distribution of $0.205 per common share for the first quarter of 2008. Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.205 per Operating Partnership unit for the same period. These distributions are payable on April 17, 2008 to shareholders and unitholders of record as of April 7, 2008.

Purchase of Minority Interest at Bolton Plaza

          On February 29, 2008, the Company acquired the remaining 15% economic interest from its joint venture partner in Bolton Plaza in Jacksonville, Florida for $0.3 million.

Kite Realty Group Trust
Schedule III
Consolidated Real Estate and Accumulated Depreciation

		Initial Cost		Cost Capitalized Subsequent to Acquisition/ Development		Gross Carry Amount Close of Period

Name, Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Built/ Renovated	Year Acquired

Shopping Centers

50th & 12th	$4,510,894	$2,987,931	$2,779,145	$—	$—	$2,987,931	$2,779,145	$5,767,076	$269,603	2004	NA
82nd & Otty*	—	—	2,108,816	—	173,192	—	2,282,008	2,282,008	235,659	2004	NA
Burlington Coat*	—	—	3,218,311	—	—	—	3,218,311	3,218,311	893,146	1992/2000	2000
Cedar Hill Village*	—	1,331,645	5,676,386	—	1,450,395	1,331,645	7,126,781	8,458,426	724,928	2002	2004
Circuit City Plaza*	—	1,900,000	5,469,523	—	—	1,900,000	5,469,523	7,369,523	742,601	2004	NA
The Corner	1,731,369	303,916	4,114,633	—	286,917	303,916	4,401,550	4,705,467	2,175,059	1984/2003	1984
Eastgate Pavilion*	—	8,482,803	22,002,042	—	22,286	8,482,803	22,024,328	30,507,130	2,978,176	1995	2004
Glendale Town Center*	—	2,137,550	20,058,762	—	—	2,137,550	20,058,762	22,196,312	9,403,799	1958/2000	1999
Publix at Acworth*	—	1,391,379	8,411,794	—	12,000	1,391,379	8,423,794	9,815,173	969,202	1996	2004
Shops at Eagle Creek *	—	8,257,760	8,033,301	200,087	2,004,434	8,457,847	10,037,735	18,495,582	784,858	1998	2003
Eagle Creek II*	—	2,492,778	—	—	—	2,492,778	—	2,492,778	—	2006	NA
King’s Lake Square*	—	4,492,000	7,670,388	—	640,804	4,492,000	8,311,191	12,803,191	1,275,508	1986	2003
Boulevard Crossing	12,109,844	4,262,525	10,388,101	—	—	4,262,525	10,388,101	14,650,626	1,309,070	2004	NA
Ridge Plaza	16,223,164	4,565,000	17,329,079	—	1,032,094	4,565,000	18,361,173	22,926,173	2,934,747	2002	2003
Silver Glen Crossings*	—	10,747,172	12,803,161	—	27,306	10,747,172	12,830,467	23,577,638	1,929,352	2002	2004
Fishers Station	4,546,291	3,692,807	9,308,110	—	408,943	3,692,807	9,717,053	13,409,860	2,930,817	1989	2004
Plaza at Cedar Hill	26,344,517	5,734,304	39,558,931	—	—	5,734,304	39,558,931	45,293,235	4,735,985	2000	2004
Four Corner Square*	—	4,756,990	6,040,840	—	58,027	4,756,990	6,098,867	10,855,857	908,977	1985	2004
Wal-Mart Plaza*	—	4,880,373	8,768,888	—	22,400	4,880,373	8,791,288	13,671,661	1,341,663	1970	2004
Galleria Plaza*	—	—	6,472,771	—	235,470	—	6,708,241	6,708,241	788,262	2002	2004
Hamilton Crossing *	—	5,665,477	10,272,603	—	66,698	5,665,477	10,339,300	16,004,777	1,447,948	1999	2004
Centre at Panola	4,006,861	1,985,975	8,302,053	—	1,000	1,985,975	8,303,053	10,289,028	951,395	2001	2004
Sunland Towne Centre	25,000,000	14,612,536	20,569,822	—	10,598	14,612,536	20,580,420	35,192,956	2,784,505	1996	2004
Waterford Lakes*	—	2,248,674	7,347,216	—	18,000	2,248,674	7,365,216	9,613,890	1,037,855	1997	2004
International Speedway Square	19,183,198	6,560,000	20,889,948	—	—	6,560,000	20,889,948	27,449,948	5,412,361	1999	NA
50 South Morton*	—	100,212	878,705	—	—	100,212	878,705	978,917	256,773	1999	NA
Preston Commons	4,456,670	936,000	2,632,372	—	536,594	936,000	3,168,965	4,104,965	958,707	2002	NA
Whitehall Pike	9,096,127	3,597,857	6,041,940	—	60,427	3,597,857	6,102,367	9,700,224	2,595,858	1999	NA
Stoney Creek Commons*	—	627,964	4,598,095	—	—	627,964	4,598,095	5,226,059	221,904	2000	NA
Bolton Plaza	—	3,560,389	10,482,075	—	58,256	3,560,389	10,540,331	14,100,720	2,862,818	1986	2005
Indian River Square	13,300,000	5,180,000	10,610,278	—	5,000	5,180,000	10,615,278	15,795,278	1,718,129	1997/2004	2005
Fox Lake Crossing	11,728,026	5,289,306	9,939,449	—	—	5,289,306	9,939,449	15,228,755	1,156,784	2002	2005
Plaza Volente	28,680,000	4,600,000	30,405,078	—	—	4,600,000	30,405,078	35,005,078	2,784,378	2004	2005
Market Street Village*	—	10,501,845	20,070,125	—	—	10,501,845	20,070,125	30,571,969	1,693,421	1970/2004	2005
Cool Creek Commons	18,000,000	6,040,351	15,575,813	—	—	6,040,351	15,575,813	21,616,165	1,717,100	2005	NA
Traders Point	48,000,000	9,381,857	35,258,768	—	—	9,381,857	35,258,768	44,640,625	3,147,754	2005	NA
Traders Point II	7,799,665	2,268,797	6,592,450	—	—	2,268,797	6,592,450	8,861,247	480,403	2005	NA
Greyhound Commons*	—	1,861,277	1,585,222	—	—	1,861,277	1,585,222	3,446,499	117,604	2005	NA
Weston Park*	—	323,165	253,317	—	—	323,165	253,317	576,482	102,158	2005	NA

Martinsville Shops*	—	636,692	1,200,026	—	—	636,692	1,200,026	1,836,718	124,371	2005	NA
Geist Pavilion	11,125,000	1,267,816	9,384,046	—	663,646	1,267,816	10,047,692	11,315,508	685,725	2006	NA
Red Bank Commons	4,798,797	1,408,328	4,702,309	—	—	1,408,328	4,702,309	6,110,637	379,822	2005	NA
Zionsville Place*	—	640,332	2,577,543	—	—	640,332	2,577,543	3,217,875	128,891	2006	NA
Pine Ridge Crossing	17,500,000	5,639,675	19,455,212	—	219,508	5,639,675	19,674,720	25,314,396	1,566,682	1993	2006
Riverchase	10,500,000	3,888,945	13,300,727	—	—	3,888,945	13,300,727	17,189,672	1,017,547	1991	2006
Courthouse Shadows*	—	4,998,974	17,582,424	—	—	4,998,974	17,582,424	22,581,398	1,406,231	1987	2006
Kedron Village	29,700,000	3,750,000	32,911,199	—	—	3,750,000	32,911,199	36,661,199	1,243,893	2006	2006
Tarpon Springs Plaza	20,000,000	6,240,330	23,896,888	—	—	6,240,330	23,896,888	30,137,218	139,499	2007	NA
Estero Town Commons	17,736,222	10,084,690	10,021,644	—	—	10,084,690	10,021,644	20,106,334	78,425	2006	NA
Beacon Hill Shopping Center	11,074,807	3,949,035	12,073,182	—	—	3,949,035	12,073,182	16,022,217	174,160	2006	NA
Cornelius Gateway	—	3,483,181	787,897	—	—	3,483,181	787,897	4,271,078	1,835	2006	NA
KRG ISS*	—	1,123,277	145,196	—	—	1,123,277	145,196	1,268,473	4,334	2007	NA
Other	—	3,509,784	14,039,132	—	—	3,509,784	14,039,132	17,548,916	1,430,716

Total Shopping Centers	377,151,452	208,379,672	584,595,735	200,087	8,013,992	208,579,759	592,609,727	801,189,486	77,161,400

Commercial Properties

Indiana State Motor Pool	3,978,684	—	4,386,406	—	14,018	—	4,400,425	4,400,425	391,486	2004	NA
PEN Products *	—	—	5,462,492	—	139,590	—	5,602,082	5,602,082	932,889	2003	NA
Thirty South	22,370,485	899,446	10,754,020	—	8,489,946	899,446	19,243,965	20,143,411	2,647,707	1905/2002	2001
Union Station Parking Garage *	—	783,627	2,162,598	—	446,406	783,627	2,609,004	3,392,631	442,571	1986	2001

Total Commercial Properties	26,349,169	1,683,073	22,765,516	—	9,089,960	1,683,073	31,855,476	33,538,549	4,414,654

Development Properties

Eagle Creek III*	—	942,967	147,000	—	—	942,967	147,000	1,089,967	59,394
Naperville Marketplace **	10,397,550	5,351,953	7,506,609	—	—	5,351,953	7,506,609	12,858,562	92,739
Gateway Shopping Center**	15,626,188	6,537,561	15,229,470	—	—	6,537,561	15,229,470	21,767,031	87,262
Bridgewater Marketplace**	9,297,177	3,819,705	7,616,117	—	—	3,819,705	7,616,117	11,435,822	37,620
Sandifur Plaza**	—	766,656	1,879,365	—	—	766,656	1,879,365	2,646,021	—
Bayport Commons**	18,024,852	7,672,967	18,219,302	—	—	7,672,967	18,219,302	25,892,269	15,536
Cobblestone Plaza	21,868,702	11,596,016	14,587,430	—	—	11,596,016	14,587,430	26,183,446	—
54th & College*	—	1,952,790	589,660	—	—	1,952,790	589,660	2,542,450	—
Delray Beach	9,080,033	18,751,145	16,042,416	—	—	18,751,145	16,042,416	34,793,562	—
Four Corner Square*	—	5,170,991	2,671,799	—	—	5,170,991	2,671,799	7,842,790	—
Glendale Town Center*	—	—	11,169,199	—	—	—	11,169,199	11,169,199
KR Development	—	—	140,799	—	—	—	140,799	140,799	—
KRG Development	—	50,000	480,504	—	—	50,000	480,504	530,504	—

Total Development Properties	84,294,502	62,612,750	96,279,672	—	—	62,612,750	96,279,672	158,892,422	292,551

Other ***

Frisco Bridges*	—	1,101,558	—	—	—	1,101,558	—	1,101,558	—
Bridgewater Marketplace	—	2,100,000	—	—	—	2,100,000	—	2,100,000	—
Eagle Creek IV*	—	1,267,287	—	—	—	1,267,287	—	1,267,287	—
Greyhound III*	—	187,507	—	—	—	187,507	—	187,507	—
Jefferson Morton*	—	186,000	—	—	—	186,000	—	186,000	—
Zionsville Place*	—	960,498	—	—	—	960,498	—	960,498	—
Fox Lake Crossing II*	—	3,582,728	—	—	—	3,582,728	—	3,582,728	—

KR Peakway*	—	11,002,497	—	—	—	11,002,497	—	11,002,497
KRG Peakway*	—	6,007,210	—	—	—	6,007,210	—	6,007,210
South Elgin	4,425,000	6,309,624	—	—	—	6,309,624	—	6,309,624
Eddy Street Land	—	1,944,335	—	—	—	1,944,335	—	1,944,335
Beacon Hill Shopping Center	—	3,450,000	—	—	—	3,450,000	—	3,450,000
951 & 41*	—	13,896,142	—	—	—	13,896,142	—	13,896,142	—

Total Other	4,425,000	51,995,386	—	—	—	51,995,386	—	51,995,386	—

Line of credit - see *	152,774,024	—	—	—	—	—	—	—	—

Grand Total	$644,994,147	$324,670,882	$703,640,922	$200,087	17,103,952	$324,870,969	$720,744,875	$1,045,615,844	$81,868,605

*          This is an Unencumbered Property Pool used in calculating the Company’s line of credit borrowing base with Keybank, N.A., Wachovia Bank, N.A., LaSalle Bank, N.A., and Bank of America, N.A. Approximately $152.8 million was outstanding under this line of credit as of December 31, 2007.

** This property partially opened during 2006 or 2007.

***      This category generally includes land held for development. The Company also has certain additional land parcels at its development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

Note 1. Reconciliation of Investment Properties

          The changes in investment properties of the Company and its Predecessor for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005

Balance, beginning of year	$950,858,709	$774,884,021	$539,625,096
Acquisitions	—	101,941,430	198,104,896
Improvements	124,043,706	97,017,271	52,217,273
Disposals	(29,286,571)	(22,984,013)	(15,063,244)

Balance, end of year	$1,045,615,844	$950,858,709	$774,884,021

          The unaudited aggregate cost of investment properties for federal tax purposes as of December 31, 2007 was $982.7 million.

Note 2. Reconciliation of Accumulated Depreciation

          The changes in accumulated depreciation of the Company and its Predecessor for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005

Balance, beginning of year	$60,554,974	$40,051,477	$23,375,292
Acquisitions	—	—	—
Depreciation and amortization expense	28,028,737	26,617,564	19,199,756
Disposals	(6,715,106)	(6,114,067)	(2,523,571)

Balance, end of year	$81,868,605	$60,554,974	$40,051,477

          Depreciation of investment properties reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	35 years
Building improvements	10-35 years
Tenant improvements	Term of related lease
Furniture and Fixtures	5-10 years

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Employment Agreement, dated as of August 16, 2004, by and between the Company and Alvin E. Kite, Jr.*	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.3	Employment Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.4	Employment Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.5	Employment Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.6	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Alvin E. Kite, Jr.*	Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.7	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.8	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.9	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.10	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

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

Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.24	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.25	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.26	Consulting Agreement, dated August 16, 2004, by and between Kite Realty Group, L.P and Paul W. Kite	Incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.27	Form of Share Option Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.28	Form of Restricted Share Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.29	Schedule of Non-Employee Trustee Fees and Other Compensation*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2005

10.30	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.31	Summary of 2006 Bonus and Incentive Awards for Executive Officers*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.32	Schedule of 2007 Bonus Benchmarks for Executive Officers*	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended March 31, 2007

10.33

Credit Agreement, dated as of February 20, 2007, by and among Kite Realty Group, L.P., the Company, KeyBank National Association, as Administrative Agent, Wachovia Bank, National Association as Syndication Agent, LaSalle Bank National Association and Bank of America, N.A. as Co-Documentation Agents and the other lenders party thereto

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 23, 2007

10.34	Guaranty, dated as of February 20, 2007, by the Company and certain subsidiaries of Kite Realty Group, L.P. party thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 23, 2007

10.35	Schedule of 2007 Bonus for Chairman	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Denotes a management contract or compensatory, plan contract or arrangement.