Form 10-Q
period 2008-03-31
KITE REALTY GROUP TRUST
filed 2008-05-12
CIK 1286043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of Common Shares outstanding as of May 5, 2008 was 29,138,350 ($.01 par value)

KITE REALTY GROUP TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which cannot be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•	national and local economic, business, real estate and other market conditions;
•	the ability of tenants to pay rent;
•	the competitive environment in which the Company operates;
•	property ownership and management risks;
•	financing risks, including access to capital on desirable terms;
•	the level and volatility of interest rates;
•	the financial stability of tenants;
•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;
•	acquisition, disposition, development and joint venture risks;
•	potential environmental and other liabilities;
•	other factors affecting the real estate industry generally; and
•

other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and in our quarterly reports on Form 10-Q.

The Company undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007

Assets:
Investment properties, at cost:
Land	$223,550,510	$210,486,125
Land held for development	23,622,458	23,622,458
Buildings and improvements	662,284,559	624,500,501
Furniture, equipment and other	4,825,396	4,571,354
Construction in progress	171,371,783	187,006,760

	1,085,654,706	1,050,187,198
Less: accumulated depreciation	(90,990,680)	(84,603,939)

	994,664,026	965,583,259
Cash and cash equivalents	19,262,193	19,002,268
Tenant receivables, including accrued straight-line rent of $7.0 million and $6.7 million, respectively, net of allowance for uncollectible accounts	15,404,565	17,200,458
Other receivables	8,998,848	7,124,485
Investments in unconsolidated entities, at equity	1,056,810	1,079,937
Escrow deposits	11,698,693	14,036,877
Deferred costs, net	20,509,562	20,563,664
Prepaid and other assets	3,744,943	3,643,696

Total Assets	$1,075,339,640	$1,048,234,644

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$677,290,946	$646,833,633
Accounts payable and accrued expenses	38,888,403	36,173,195
Deferred revenue and other liabilities	26,565,569	26,127,043
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	1,281,198	234,618
Minority interest	4,422,670	4,731,211

Total Liabilities	748,448,786	714,099,700
Commitments and contingencies
Limited Partners’ interests in Operating Partnership	72,896,660	74,512,093
Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 29,076,441 and 28,981,594 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	290,764	289,816
Additional paid in capital and other	293,409,467	293,897,673
Accumulated other comprehensive loss	(5,004,530)	(3,122,482)
Accumulated deficit	(34,701,507)	(31,442,156)

Total Shareholders’ Equity	253,994,194	259,622,851

Total Liabilities and Shareholders’ Equity	$1,075,339,640	$1,048,234,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,

	2008	2007

Revenue:
Minimum rent	$18,379,614	$17,233,952
Tenant reimbursements	5,210,545	4,678,714
Other property related revenue	5,157,085	2,451,935
Construction and service fee revenue	4,288,522	5,870,553

Total revenue	33,035,766	30,235,154
Expenses:
Property operating	4,479,748	4,089,915
Real estate taxes	3,167,449	2,638,065
Cost of construction and services	3,764,234	5,065,374
General, administrative, and other	1,709,949	1,427,076
Depreciation and amortization	8,153,857	8,727,389

Total expenses	21,275,237	21,947,819

Operating income	11,760,529	8,287,335
Interest expense	(7,253,566)	(6,122,344)
Income tax expense of taxable REIT subsidiary	(1,153,228)	(254,615)
Other income	65,232	109,543
Minority interest in loss (income) of consolidated subsidiaries	4,156	(1,756)
Equity in earnings of unconsolidated entities	61,174	70,296
Limited Partners’ interests in the Operating Partnership	(776,998)	(469,903)

Income from continuing operations	2,707,299	1,618,556
Operating income from discontinued operations, net of Limited Partners’ interests	—	19,494

Net income	$2,707,299	$1,638,050

Income per common share – basic & diluted:
Continuing operations	$0.09	$0.06
Discontinued operations	—	—

	$0.09	$0.06

Weighted average Common Shares outstanding - basic	29,028,953	28,859,164

Weighted average Common Shares outstanding - diluted	29,059,809	29,177,004

Dividends declared per common share	$0.205	$0.195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,

	2008	2007

Cash flows from operating activities:
Net income	$2,707,299	$1,638,050
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in (loss) income of consolidated subsidiaries	(4,156)	1,756
Equity in earnings of unconsolidated entities	(61,174)	(70,296)
Limited Partners’ interests in Operating Partnership	776,998	475,563
Straight-line rent	(320,857)	(251,506)
Depreciation and amortization	8,406,530	9,063,108
Provision for credit losses	183,354	206,311
Compensation expense for equity awards	165,977	178,738
Amortization of debt fair value adjustment	(107,715)	(107,715)
Amortization of in-place lease liabilities	(691,901)	(882,115)
Minority interest distributions	(422,286)	(99,000)
Distributions of income from unconsolidated entities	191,265	197,272
Changes in assets and liabilities:
Tenant receivables	1,933,397	994,032
Deferred costs and other assets	272,168	(151,029)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(614,403)	1,892,717

Net cash provided by operating activities	12,414,496	13,085,886
Cash flows from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(33,069,837)	(42,352,847)
Change in construction payables	(2,526,962)	(332,617)
Distributions of capital from unconsolidated entities	725,235	106,728

Net cash used in investing activities	(34,871,564)	(42,578,736)
Cash flows from financing activities:
Loan proceeds	47,305,442	157,758,556
Loan transaction costs	(197,467)	(1,146,884)
Loan payments	(16,740,414)	(127,983,583)
Proceeds from exercise of stock options	—	1,572
Purchase of Limited Partner’s interests	—	(55,803)
Distributions paid - shareholders	(5,941,227)	(5,624,352)
Distributions paid - unitholders	(1,709,341)	(1,638,110)

Net cash provided by financing activities	22,716,993	21,311,396

Net change in cash and cash equivalents	259,925	(8,181,454)
Cash and cash equivalents, beginning of period	19,002,268	23,952,594

Cash and cash equivalents, end of period	$19,262,193	$15,771,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected growth markets in the United States. The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiary. At March 31, 2008, the Company owned interests in 57 operating properties (consisting of 52 retail properties, four commercial operating properties and an associated parking garage) and owned ten properties under development or redevelopment (including the Glendale Town Center and Shops at Eagle Creek properties, both of which are undergoing a major redevelopment (see Note 5) and Rivers Edge, a shopping center purchased in February 2008 that the Company intends to redevelop (see Note 4)). Of the 67 total properties held at March 31, 2008, the Company owned non-controlling interests in two operating properties and one parcel of pre-development land that were each accounted for under the equity method.

Note 2. Basis of Presentation

The accompanying financial statements of the Company are presented on a consolidated basis and include all accounts of the Company, the Operating Partnership, the taxable REIT subsidiary of the Operating Partnership and any variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The Company consolidates properties that are wholly owned as well as properties it controls but in which it owns less than a 100% interest. Control of a property is demonstrated by:

•	our ability to manage day-to-day operations of the property;
•	our ability to refinance debt and sell the property without the consent of any other partner or owner;
•	the inability of any other partner or owner to replace us as a manager of the property; or
•	being the primary beneficiary of a variable interest entity.

Of the 67 total properties held at March 31, 2008, the Company owned a controlling interest in all except two operating properties and one parcel of pre-development land (the “unconsolidated joint venture properties”), the three of which are accounted for under the equity method. As of March 31, 2008 the Company had investments in seven joint ventures that are VIEs in which the Company is the primary beneficiary. As of March 31, 2008, these VIEs had total debt of approximately $100 million which is secured by assets of the VIEs totaling approximately $169 million. The Operating Partnership guarantees the debt of these VIEs.

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest. The Company adjusts the Limited Partners’ interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership. This adjustment is reflected in the Company’s shareholders’ equity. The

Company’s and the Limited Partners’ interests in the Operating Partnership for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,

	2008	2007

Company’s weighted average interest in Operating Partnership	77.7%	77.6%
Limited Partners’ weighted average interests in Operating Partnership	22.3%	22.4%

The Company’s and the Limited Partners’ interests in the Operating Partnership at March 31, 2008 and December 31, 2007 were as follows:

	Balance at

	March 31, 2008	December 31, 2007

Company’s interest in Operating Partnership	77.7%	77.7%
Limited Partners’ interests in Operating Partnership	22.3%	22.3%

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged for cash or shares under certain circumstances, and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees. The only securities that had a potentially dilutive effect for the three months ended March 31, 2008 and 2007 were outstanding share options and deferred share units, the dilutive effect of which was as follows:

	Three Months Ended March 31,

	2008	2007

Dilutive effect of outstanding share options to outstanding common shares	22,160	317,840
Dilutive effect of deferred share units to outstanding common shares	8,696	—

Total dilutive effect	30,856	317,840

Note 4. Significant Acquisition Activities

2008 Acquisitions

The Company made the following significant acquisitions in the first quarter of 2008:

•

In February 2008, the Company purchased Rivers Edge, a 111,000 square foot shopping center located in Indianapolis, Indiana, for $18.3 million. The Company utilized approximately $2.7 million of proceeds from the November 2007 sale of its 176th & Meridian property in a like-kind exchange under Section 1031 of the Internal Revenue Code. The remaining purchase price of $15.6 million was funded initially through a draw on the Company’s unsecured credit facility and subsequently refinanced with a variable rate loan bearing interest at LIBOR + 125 basis points and maturing on February 3, 2009, with a one-year extension option. The Company intends to redevelop this property. The results of operations of 176th & Meridian have been reflected as discontinued operations for the quarter ended March 31, 2007; and

•	In February 2008, the Company acquired the remaining 15% economic interest from its joint venture partner in Bolton Plaza in Jacksonville, Florida for $0.3 million.

The Company allocates the purchase price of properties to tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards No 141, “Business Combinations” (“SFAS No. 141”). The fair value of real estate acquired is allocated to land and buildings, while the fair value of in-place leases, consisting of above-market and below-market rents and other intangibles, is allocated to intangible assets and liabilities. Purchase price allocations for the Rivers Edge shopping center are preliminary until finalized in 2009.

Note 5. Redevelopment Activity

Glendale Town Center

In April 2007, the Company announced plans to redevelop the Glendale Mall property in Indianapolis, Indiana into a 685,000 total square foot power center (renamed Glendale Town Center) that will be anchored by a new 129,000 square foot Target (non-owned). The center will also include Macy's, Lowe's Home Improvement (non-owned), Staples and Kerasotes Theatre. During the period of redevelopment, approximately 335,000 square feet of space at this property is being leased by tenants that are also expected to continue to occupy space upon completion of the redevelopment.

In connection with this redevelopment, during 2007, the Company terminated a number of leases and completed the demolition of major portions of the enclosed mall area. This demolition was done in preparation for the Company to sell a 10.5 acre pad to Target Corporation. During 2007, the Company sold this pad to Target, and Target began construction of a new store. The Company is engaged as construction manager for the construction of this new store. In addition, five new small shop structures totaling approximately 52,000 square feet were constructed or are being constructed and were partially leased through the first quarter of 2008.

Target is expected to open for business in the summer of 2008. In the fourth quarter of 2007, the first shop tenant and Panera Bread, occupying an outparcel, opened for business. In addition to the new Target, Panera Bread and existing anchor tenants, Glendale Town Center will also include the Indianapolis-Marion County Public Library as well as new small shop and professional office space and one additional outlot. The Company currently anticipates the remaining construction work to be completed within the next 12 months.

In connection with the redevelopment of Glendale Town Center, the Company received tax increment financing ("TIF") from the City of Indianapolis totaling approximately $5.7 million. The net proceeds of the Company’s sale of land to Target and the amount of the TIF commitment have been applied to the overall cost of the redevelopment and, accordingly, no gain or loss was recorded. The Company’s overall net investment of approximately $15 million is expected to be recoverable through projected future cash flows from the redeveloped property.

Shops at Eagle Creek

The Company is currently redeveloping the space formerly occupied by Winn-Dixie at the Shops at Eagle Creek in Naples, Florida into two smaller spaces. In December 2006, the Company signed a lease with Staples for approximately 25,800 square feet of the space with rent commencing in November 2007. The Company is continuing to market the remaining space for lease.  The Company has also completed a number of additional renovations at the property through the first quarter of 2008, including a new roof on the Staples and remaining junior anchor spaces, new store fronts, masonry additions to the façade and columns as well as new parking lot pavement, parking bumpers and striping. This property was transitioned into the redevelopment pipeline in the fourth quarter of 2006. The Company anticipates its total investment in the redevelopment at Shops at Eagle Creek will be approximately $4 million.

Note 6. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at March 31, 2008 and December 31, 2007:

	Balance at

	March 31, 2008	December 31, 2007

Line of credit	$160,574,024	$152,774,024
Mortgage notes payable - fixed rate	332,978,056	337,544,839
Construction notes payable - variable rate	156,982,253	150,128,993
Mortgage notes payable - variable rate	25,024,842	4,546,291
Net premiums on acquired debt	1,731,771	1,839,486

Total mortgage and other indebtedness	$677,290,946	$646,833,633

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at March 31, 2008, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total

Fixed rate debt	$332,978,056	6.7	6.01%	49%
Floating rate debt (hedged)	133,700,000	2.0	5.96%	20%

Total fixed rate debt	466,678,056	5.4	5.99%	69%
Construction debt	156,982,253	1.1	4.15%	23%
Other variable rate debt	185,598,866	2.7	3.96%	28%
Floating rate debt (hedged)	(133,700,000)	-2.0	-4.04%	-20%

Total variable rate debt	208,881,119	1.9	4.05%	31%
Net premiums on acquired debt	1,731,771	N/A	N/A	N/A

Total debt	$677,290,946	4.3	5.39%	100%

Mortgage and construction loans are collateralized by certain real estate properties and are generally due in monthly installments of interest and principal and mature over various terms through 2022. Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread of 115 to 185 basis points. At March 31, 2008, the one-month LIBOR interest rate was 2.70%. Fixed interest rates on mortgage loans range from 5.11% to 7.65%.

For the three months ended March 31, 2008, the Company had loan borrowing proceeds of $47.3 million and loan repayments of $16.7 million. The major components of this activity are as follows:

•

In February 2008, the Company purchased Rivers Edge Shopping Center (see Note 4) with a $15.6 million draw on the unsecured revolving credit facility and $2.7 million of the proceeds from the November 2007 sale of its 176th & Meridian property. Subsequently, the Company placed $16.6 million of variable rate permanent debt on this property with an interest rate of LIBOR + 1.25% and a maturity date of February 3, 2009, the proceeds of which were used to pay down the initial $15.6 million draw on the credit facility;

•

In addition to preceding activity, for the three months ended March 31, 2008, the Company used proceeds from its revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $15.1 million for development, redevelopment, acquisitions and general working capital purposes; and

•	The Company made scheduled principal payments totaling approximately $0.7 million during the three months ended March 31, 2008.

In January and February 2008, the Company extended the maturity dates from 2008 to 2009 on its variable rate debt at a total of six of its consolidated properties (Fishers Station, Bayport Commons, Bridgewater Marketplace, Gateway Shopping Center, Red Bank Commons, and South Elgin Commons). In addition, in February 2008, the Company refinanced fixed rate debt at its Indiana State Motor Pool commercial property, replacing the fixed rate with a variable rate of LIBOR + 1.35% and extended the maturity date from March 2008 to November 2011. Also in January 2008, one of the Company’s unconsolidated joint venture properties, Parkside Town Commons, extended the maturity date on its variable rate construction loan from 2008 to 2009. As a result of these activities, the Company extended the maturity dates to 2009 or later on approximately $83.4 million of indebtedness, including the Company’s share of unconsolidated indebtedness.

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

The amount that the Company may borrow under the unsecured facility is based on the value of properties in the unencumbered property pool. The Company currently has 46 unencumbered assets, 45 of which are wholly owned and used to calculate the amount available for borrowing under the unsecured credit facility and one of which is a joint venture asset. The major unencumbered assets include: Broadstone Station, Circuit City Plaza, Courthouse Shadows, Eagle Creek Lowes, Eastgate Pavilion, Four Corner Square, Glendale Town Center, Hamilton Crossing, King’s Lake, Market Street Village, PEN Products, Publix at Acworth, Shops at Eagle Creek, Silver Glen, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes. As of March 31, 2008, the total amount available for borrowing under the unsecured facility was approximately $38 million.

Note 7. Shareholders’ Equity

On February 5, 2008, the Company’s Board of Trustees declared a regular cash distribution of $0.205 per common share for the first quarter of 2008.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.205 per Operating Partnership unit for the same period.  These distributions were accrued as of March 31, 2008 and were paid on April 17, 2008 to shareholders and unitholders of record as of April 7, 2008.

In March 2008, the Company’s Compensation Committee of the Board of Trustees approved a long-term equity incentive compensation award to three of the Company’s executive officers. These awards were payable in restricted shares or share options, at the election of the recipient, with options being valued using a Black-Scholes valuation methodology. Each of the individuals elected to receive share options, and as a result a total of 429,692 share options were issued at an exercise price of $12.29. These options will vest ratably over five years.

Note 8. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates. In order to manage volatility relating to interest rate risk, the Company enters into interest rate hedging transactions from time to time. The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges. As of March 31, 2008, the Company was party to six consolidated cash flow hedge agreements for a total of $133.7 million, with interest rates ranging from 5.13% to 6.32% and maturities over various terms through 2011. In addition, one of the

Company’s unconsolidated joint venture properties is party to a cash flow hedge agreement for $42 million, of which the Company’s share is $16.8 million, with an interest rate of 5.60% and maturity date of March 2009.

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The only assets or liabilities that the Company measures at fair value on a recurring basis are interest rate hedge agreements. The fair value of the Company’s share of the consolidated interest rate hedge agreements as of March 31, 2008 was approximately $5.0 million.

The following sets forth comprehensive income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

Net income	$2,707,299	$1,638,050
Other comprehensive loss, net of Limited Partners’ interests[1]	(1,882,048)	(217,992)

Comprehensive income	$825,251	$1,420,058

____________________
1	Represents the Company’s share of the changes in the fair value of derivative instruments accounted for as cash flow hedges.

Note 9. Segment Data

The operations of the Company are aligned into two business segments: (1) real estate operation and (2) development, construction and advisory services. Segment data of the Company for the three months ended March 31, 2008 and 2007 are as follows:

Three Months Ended March 31, 2008	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$25,856,899	$15,411,137 [1]	$41,268,036	$(8,232,270)	$33,035,766
Operating expenses, cost of construction and services, general, administrative and other	8,730,568	12,345,115	21,075,683	(7,954,303)	13,121,380
Depreciation and amortization	8,114,382	39,475	8,153,857	—	8,153,857

Operating income	9,011,949	3,026,547	12,038,496	(277,967)	11,760,529
Interest expense	(7,293,166)	(173,864)	(7,467,030)	213,464	(7,253,566)
Income tax expense of taxable REIT subsidiary	—	(1,153,228)[1]	(1,153,228)	—	(1,153,228)
Other income (expense)	279,948	(1,252)	278,696	(213,464)	65,232
Minority interest in loss of consolidated subsidiaries	4,156	—	4,156	—	4,156
Equity in earnings of unconsolidated entities	61,174	—	61,174	—	61,174
Limited Partners’ interests in the Operating Partnership	(460,285)	(378,699)	(838,984)	61,986	(776,998)

Net income	$1,603,776	$1,319,504	$2,923,280	$(215,981)	$2,707,299

Total assets	$1,058,820,456	$46,507,782	$1,105,328,238	$(29,988,598)	$1,075,339,640

____________________
1	Revenue includes $3.0 million of net proceeds from the sale of land at a property within the Company’s taxable REIT subsidiary. Income tax expense related to this sale was approximately $1.1 million.

Three Months Ended March 31, 2007	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$24,757,594	$20,631,789	$45,389,383	$(15,154,229)	$30,235,154
Operating expenses, cost of construction and services, general, administrative and other	8,104,400	19,726,798	27,831,198	(14,610,768)	13,220,430
Depreciation and amortization	8,704,923	22,466	8,727,389	—	8,727,389

Operating income	7,948,271	882,525	8,830,796	(543,461)	8,287,335
Interest expense	(6,177,045)	(78,697)	(6,255,742)	133,398	(6,122,344)
Income tax expense of taxable REIT subsidiary	—	(254,615)	(254,615)	—	(254,615)
Other income	109,543	—	109,543	—	109,543
Minority interest in income of consolidated subsidiaries	(1,756)	—	(1,756)	—	(1,756)
Equity in earnings of unconsolidated entities	70,296	—	70,296	—	70,296
Limited Partners’ interests in the Operating Partnership	(438,594)	(123,573)	(562,167)	92,264	(469,903)

Income from continuing operations	1,510,715	425,640	1,936,355	(317,799)	1,618,556
Operating income from discontinued operations, net of Limited Partners’ interests	19,494	—	19,494	—	19,494

Net income	$1,530,209	$425,640	$1,955,849	$(317,799)	$1,638,050

Total assets	$1,005,950,828	$39,646,273	$1,045,597,101	$(35,579,972)	$1,010,017,129

Note 10. New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not believe the adoption of SFAS No. 161 will have a material impact on the Company’s financial condition or results of operations.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements.” SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating and assessing the impact of this interpretation, if any, on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations – Revised.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, measured at their fair values as of that date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) will modify SFAS No. 141’s cost-allocation process, which currently requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) requires the costs of an acquisition to be recognized in the period incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating and assessing the impact of this interpretation on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 does not permit fair value measurement for certain assets and liabilities, including consolidated subsidiaries, interests in VIEs, and assets and liabilities recognized as leases under SFAS No. 13 “Accounting for Leases”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement as of January 1, 2008 did not have a material impact on the Company’s financial position or results of operations.

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

As of March 31, 2008, the Company had outstanding letters of credit totaling $9.8 million. At that date, there were no amounts advanced against these instruments.

Joint venture debt is the liability of the joint venture under circumstances where the lender has limited recourse to the Company. As of March 31, 2008, the Company’s share of joint venture indebtedness was approximately $28.8 million. As of March 31, 2008, the Operating Partnership had guaranteed unconsolidated joint venture debt of $20.7 million in the event the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

Note 12. Subsequent Events

On April 4, 2008, one of the Company’s consolidated joint ventures, in which the Company owns an 85% interest, purchased approximately 4 acres of land in Indianapolis, IN, commonly known as Pan Am Plaza. This land is situated across the street from the Convention Center and adjacent to the recently constructed Lucas Oil Stadium. The joint venture intends to develop restaurants and retail space on this property.

On May 6, 2008, the Company’s Board of Trustees declared a cash distribution of $0.205 per common share for the second quarter of 2008.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.205 per Operating Partnership unit for the same period.  These distributions are payable on July 17, 2008 to shareholders and unitholders of record as of July 7, 2008.

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

As of March 31, 2008, we owned interests in a portfolio of 52 operating retail properties totaling approximately 7.6 million square feet of gross leasable area (including non-owned anchor space) and also owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area and an associated parking garage. Also, as of March 31,

2008, we had an interest in ten properties in our development/redevelopment pipeline (including our Glendale Town Center and Shops at Eagle Creek properties, both of which are undergoing a major redevelopment and Rivers Edge, a shopping center purchased in February 2008 that the Company intends to redevelop). Upon completion, our development/redevelopment properties are anticipated to have approximately 2.2 million square of total gross leasable area.

In addition to our current development/redevelopment pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are undergoing pre-development activity and are in the final stages of preparation for construction to commence. As of March 31, 2008, this visible shadow pipeline consisted of five projects that are expected to contain approximately 2.6 million square feet of total gross leasable area upon completion.

Finally, as of March 31, 2008, we also owned interests in other land parcels comprising approximately 112 acres. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheet.

Current Market Conditions

During 2007 and into 2008, there was, and continues to be, increasing economic uncertainty. The United States economy, as well as the specific markets in which we operate, is facing a challenging economic environment in 2008. The possibility of recession or the effects of inflation, consumer credit availability, consumer debt levels, energy costs, tax rates, business layoffs, downsizing or industry slowdowns could have an adverse affect on the businesses of our tenants. This, in turn, could challenge our business because current or prospective tenants may be unwilling to enter into or renew leases with us on favorable terms or at all, or our tenants may have a more difficult time paying their rent obligations. These conditions could also negatively affect the market for retail space. As an owner and developer of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets where our centers are located. This is particularly true in Indiana, Florida and Texas, the states where the majority of our properties are located.

The challenging economic conditions in the United States have been created, in part, by recent events in the credit, mortgage and housing markets. Fluctuations in interest rates, falling real estate prices and a significant increase in the number of high risk, or sub-prime, mortgages contributed to dramatic increases in mortgage delinquencies and defaults in 2007 and 2008. The anticipated future delinquencies among sub-prime borrowers in the United States is expected to continue in the foreseeable future. These conditions have caused banks to tighten credit standards, making it more difficult for individuals and companies to obtain financing on favorable terms, if at all. Obtaining favorable financing is important to our business due to, among other things, the capital needs of our existing development projects. In addition, we may seek to refinance the current indebtedness on our properties. The uncertainty in the credit markets could make it more challenging for us to carry out our financing objectives in 2008.

Current Dual Growth Strategy

The first part of our dual growth strategy is to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing operating property portfolio. We intend to focus on improving the operational efficiencies of our existing portfolio by attempting to, among other things, lower our variable costs while increasing ancillary income at our existing properties. The second part of our growth strategy is to focus on achieving external growth through the expansion of our portfolio. We continue to develop our current development pipeline and prepare the properties in our visible shadow pipeline for the commencement of construction. In addition, we continue to pursue targeted acquisitions of both land and neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics, as well as additional joint venture capital partners. We expect to incur additional debt in connection with any future development or acquisitions of real estate. We may also dispose of certain real estate that no longer fits our portfolio or growth strategy.

Despite the current challenging environment, we believe that our strong balance sheet will continue to provide us access to reliable capital and allow us to refinance fixed and variable rate debt. For example, in January and February 2008, we were able to take advantage of current conditions and extend the maturity dates from 2008 to 2009 at six of our consolidated properties and one of our unconsolidated properties. In February 2008, we also refinanced fixed rate debt at one of our properties, replacing the fixed rate with a variable rate of LIBOR + 1.35% and extended the maturity date from 2008 to 2011. As a result of this activity, we extended the maturity dates to 2009 or later on approximately $83.4 million of indebtedness, including our share of unconsolidated indebtedness. We will continue to take advantage of low interest rates to the extent available to us to refinance variable rate debt. We also believe that, notwithstanding the challenging conditions, our strong demographics, experience with prior downturns in the economy and solid current development and visible shadow pipeline will allow us to continue to execute our dual growth strategy in 2008.

Results of Operations

Acquisition and Development Activities

The comparability of results of operations is significantly affected by our development, redevelopment, and acquisition activities in 2007 and 2008. At March 31, 2008, we owned interests in 57 operating properties (consisting of 52 retail properties, four operating commercial properties and an associated parking garage) and ten entities that held development or redevelopment properties in which we have an interest (including our Glendale Town Center and Shops at Eagle Creek properties which are undergoing major redevelopment and Rivers Edge, a shopping center purchased in February 2008 that the Company intends to redevelop). Of the 67 total properties held at March 31, 2008, two operating properties were owned through joint ventures and one parcel of pre-development land that were each accounted for under the equity method.

In February 2008, we purchased Rivers Edge, a 111,000 square foot shopping center located in Indianapolis, Indiana, for $18.3 million. We utilized approximately $2.7 million of proceeds from the November 2007 sale of our 176th & Meridian property in a like-kind exchange under Section 1031 of the Internal Revenue Code. The remaining purchase price of $15.6 million was funded initially through a draw on our unsecured credit facility and subsequently refinanced with a variable rate loan bearing interest at LIBOR + 125 basis points and maturing on February 3, 2009, with a one-year extension option. The Company intends to redevelop this property. The results of operations of 176th & Meridian have been reflected as discontinued operations for the quarter ended March 31, 2007.

The following development properties became operational or partially operational from January 1, 2007 through March 31, 2008:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA

Bridgewater Marketplace I	Indianapolis, IN	January 2007	26,000
Sandifur Plaza[2]	Tri-Cities, WA	January 2007	12,538
Gateway Shopping Center	Marysville, WA	April 2007	83,000
Tarpon Springs Plaza	Naples, FL	July 2007	82,546
Bayport Commons	Tampa, FL	September 2007	97,200
Cornelius Gateway	Portland, OR	September 2007	21,000
Beacon Hill Phase II	Crown Point, IN	December 2007	19,160

____________________
1	Represents the month in which we started receiving rental payments under tenant leases or ground leases at the property.
2	Sandifur Plaza is a build-to-suit for sale property that we intend to sell. Therefore, it is excluded from the total number of operating properties as of March 31, 2008.

At March 31, 2007, we owned interests in 53 operating properties (consisting of 48 retail properties, four commercial operating properties and an associated parking garage) and had 12 properties under development. Of the 65 total properties held at March 31, 2007, two operating properties were owned through joint ventures and accounted for under the equity method.

Redevelopment

Glendale Town Center

In April 2007, we announced plans to redevelop the Glendale Mall property in Indianapolis, Indiana into a 685,000 total square foot power center (renamed Glendale Town Center) that will be anchored by a new 129,000 square foot Target (non-owned) and will also include Macy's, Lowe's Home Improvement (non-owned), Staples and Kerasotes Theatre. During the period of redevelopment, approximately 335,000 square feet of space at this property is being leased by tenants that are also expected to continue to occupy space upon completion of the redevelopment.

In connection with this redevelopment, during 2007 we terminated a number of leases and completed the demolition of major portions of the enclosed mall area. This demolition was done in preparation for us to sell a 10.5 acre pad to Target Corporation. During 2007, we sold this pad to Target, and Target began construction of a new store. We are engaged as construction manager for the construction of this new store. In addition, five new small shop structures totaling approximately 52,000 square feet were constructed or are being constructed and were partially leased through the first quarter of 2008.

Target is expected to open for business in the summer of 2008. In the fourth quarter of 2007, the first shop tenant and Panera Bread, occupying an outparcel, opened for business. In addition to the new Target, Panera Bread and existing anchor tenants, Glendale Town Center will also include the Indianapolis-Marion County Public Library as well as new small shop and professional office space and one additional outlot. We currently anticipate the remaining construction work to be completed within the next 12 months.

In connection with the redevelopment of Glendale Town Center, we received tax increment financing ("TIF") from the City of Indianapolis totaling approximately $5.7 million. The net proceeds of our sale of land to Target and the amount of the TIF commitment have been applied to the overall cost of the redevelopment and, accordingly, no gain or loss was recorded. Our overall net investment of approximately $15 million is expected to be recoverable by us through projected future cash flows from the redeveloped property.

Shops at Eagle Creek

We are currently redeveloping the space formerly occupied by Winn-Dixie at the Shops at Eagle Creek in Naples, Florida into two smaller spaces. In December 2006, we signed a lease with Staples for approximately 25,800 square feet of the space with rent commencing in November 2007. We are continuing to market the remaining space for lease.  We have also completed a number of additional renovations at the property throughout the first quarter of 2008, including a new roof on the Staples and remaining junior anchor spaces, new store fronts, masonry additions to the façade and columns as well as new parking lot pavement, parking bumpers and striping. This property was transitioned into the redevelopment pipeline in the fourth quarter of 2006. We anticipate our total investment in the redevelopment at Shops at Eagle Creek will be approximately $4 million.

Comparison of Operating Results for the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

The following table reflects our consolidated statements of operations for the three months ended March 31, 2008 and 2007 (unaudited):

	Three Months Ended March 31		Increase (Decrease) 2008 to 2007

	2008	2007

Revenue:
Rental income (including tenant reimbursements)	$23,590,159	$21,912,666	$1,677,493
Other property related revenue	5,157,085	2,451,935	2,705,150
Construction and service fee revenue	4,288,522	5,870,553	(1,582,031)
Expenses:
Property operating expense	4,479,748	4,089,915	389,833
Real estate taxes	3,167,449	2,638,065	529,384
Cost of construction and services	3,764,234	5,065,374	(1,301,140)
General, administrative, and other	1,709,949	1,427,076	282,873
Depreciation and amortization	8,153,857	8,727,389	(573,532)

Operating income	11,760,529	8,287,335	3,473,194
Add:
Other income, net	65,232	109,543	(44,311)
Minority interest in loss (income) of consolidated subsidiaries	4,156	(1,756)	5,912
Equity in earnings of unconsolidated entities	61,174	70,296	(9,122)
Deduct:
Interest expense	7,253,566	6,122,344	1,131,222
Income tax expense of taxable REIT subsidiary	1,153,228	254,615	898,613
Limited Partners’ interests in the continuing operations of the Operating Partnership	776,998	469,903	307,095

Income from continuing operations	2,707,299	1,618,556	1,088,743
Operating income from discontinued operations, net of Limited Partners’ interests	—	19,494	(19,494)

Net income	$2,707,299	$1,638,050	$1,069,249

Rental income (including tenant reimbursements) increased approximately $1.7 million, or 8%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$1,597,581
Property acquired during 2008	368,423
Properties under redevelopment during 2007 and 2008	369,977
Properties fully operational during 2007 and 2008 & other	(658,488)

Total	$1,677,493

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.7 million decrease in rental income was primarily due to the following:

•

$0.4 million decrease at our Sunland Towne Center property due to the termination of a tenant in the first quarter of 2008, which includes the write down of a previously recognized market rent adjustment;

•	$0.1 million decrease at our Union Station commercial property related to the change in structure of our parking garage agreement from a lease to a management agreement with a third party; and

•	$0.1 million net decrease in common area maintenance expense, including insurance recoveries, at a number of our operating properties.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $2.7 million, or 110%, primarily as a result of a $2.4 million increase in gains on land sales and an increase of $0.4 million in parking revenue at our Union Station commercial property related to the change in structure of our parking garage agreement from a lease to a management agreement with a third party.

Construction revenue and service fees decreased approximately $1.6 million, or 27%, primarily due to decreased levels of third party construction contracts as the Company continues to focus on increasing consolidated joint venture construction activities, which is eliminated in consolidation.

Property operating expenses increased approximately $0.4 million, or 10%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$331,182
Property acquired during 2008	81,316
Properties under redevelopment during 2007 and 2008	(108,966)
Properties fully operational during 2007 and 2008 & other	86,301

Total	$389,833

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.1 million increase in property operating expenses was primarily due to the following:

•	$0.1 million increase in repair and maintenance expense at a number of our operating properties, most of which is recoverable from tenants; and
•	$0.1 million increase in snow removal, primarily at our Indiana and Illinois properties, most of which is recoverable from tenants.

These increases were partially offset by a $0.1 million net decrease in insurance expense at a number of our properties.

Real estate taxes increased approximately $0.5 million, or 20%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$160,674
Property acquired during 2008	48,111
Properties under redevelopment during 2007 and 2008	(15,278)
Properties fully operational during 2007 and 2008 & other	335,877

Total	$529,384

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.3 million increase in real estate taxes was primarily due to the following:

•	a real estate tax refund, net of related professional fees, of $0.2 million for fiscal years 2002 through 2004 at our 30 South property, which was received in the first quarter of 2007; and

•	$0.2 million net increase in real estate tax assessments at a number of our operating properties, the majority of which are recoverable from tenants.

Cost of construction and services decreased approximately $1.3 million, or 26%, primarily due to decreased levels of third party construction contracts as the Company continues to focus on increasing consolidated joint venture construction activities, which is eliminated in consolidation.

General, administrative and other expenses increased approximately $0.3 million, or 20%. In the first quarter of 2008, general, administrative and other expenses were 5.2% of total revenue compared to 4.7% in the first quarter of 2007. This increase is primarily due to higher share-based incentive compensation costs and increased staffing attributable to our growth. The costs of operating as a public company remained relatively flat between periods.

Depreciation and amortization expense decreased approximately $0.6 million, or 7%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$501,059
Property acquired during 2008	166,220
Properties under redevelopment during 2007 and 2008	(1,333,535)
Properties fully operational during 2007 and 2008 & other	92,724

Total	$(573,532)

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.1 million increase in depreciation and amortization expense was primarily due to the following:

•

$0.4 million increase related to the acceleration of depreciation and amortization of vacated tenant costs related to the termination of tenants at three of our operating properties in the first quarter of 2008; and

•

$0.1 million increase at our 30 South property related to the depreciation and amortization expense of tenant improvements and leasing costs related to a new tenant that began occupying space beginning in the first quarter of 2008. This space was previously unoccupied as it was being built-out for this new tenant in the first quarter of 2007.

These increases were partially offset by $0.4 million of accelerated deprecation and amortization of vacated tenant costs related to the termination of tenants at five of our operating properties in the first quarter of 2007.

Interest expense increased approximately $1.1 million, or 18%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$839,108
Property acquired during 2008	109,077
Properties fully operational during 2007 and 2008 & other	183,037

Total	$1,131,222

Excluding the changes due to transitioned development properties and the acquisition of a property, the net $0.2 million increase in interest expense was primarily due to a $0.4 million increase attributable to higher revolving credit facility balances, partially offset by lower LIBOR rates on variable rate debt as well as a $0.1 million decrease related to the repayment of the variable rate debt on our Courthouse Shadows property in the first quarter of 2007.

Income tax expense increased $0.9 million, or 353%, primarily due to income taxes incurred by our taxable REIT subsidiary associated with the gain on the sale of land in the first quarter of 2008.

Liquidity and Capital Resources

Current State of Capital Markets

The uncertainty in the credit markets have caused banks to tighten credit standards, making it more difficult for individuals and companies to obtain financing on favorable terms, if at all. Obtaining favorable financing is important to our business due to the capital needs of our existing development projects.

In light of the uncertainty in the credit markets and the economy in general, we intend to aggressively manage our balance sheet in 2008 and, to the extent available to us, take advantage of low interest rates to refinance variable rate debt and minimize our interest rate risk. For example, in January and February 2008, we were able to take advantage of current conditions and extend the maturity dates from 2008 to 2009 at six of our consolidated properties and one of our unconsolidated properties. In February 2008, we also refinanced fixed rate debt at one of our properties, replacing the fixed rate with a variable rate of LIBOR + 1.35% and extended the maturity date from 2008 to 2011. As a result of this activity, we extended the maturity dates to 2009 or later on approximately $83.4 million of indebtedness, including our share of unconsolidated indebtedness. We may also seek to reduce the aggregate amount of indebtedness outstanding under our unsecured credit facility, discussed below, and diversify our capital structure. We may do this by pursuing additional joint venture capital partners and/or disposing of properties that are no longer core to our growth strategy. We will also continue to monitor the capital markets and consider raising capital through the issuance of our common stock, preferred stock or other securities.

As of March 31, 2008, we had cash and cash equivalents on hand of $19.3 million.

Our Unsecured Revolving Credit Facility

Our Operating Partnership has entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (the “unsecured facility”). The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option. Initial proceeds of approximately $118 million were drawn from the unsecured facility to repay the principal amount outstanding under our then-existing secured revolving credit facility and retire the secured revolving credit facility. Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on our leverage ratio. The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount. Subject to certain conditions, including the prior consent of the lenders, we have the option to increase our borrowings under the unsecured facility to a maximum of $400 million. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

The amount that we may borrow under the unsecured facility is based on the value of properties in the unencumbered property pool. We currently have 46 unencumbered assets, 45 of which are wholly owned and used to calculate the amount available for borrowing under the unsecured credit facility and one of which is a joint venture asset. The major unencumbered assets include: Broadstone Station, Circuit City Plaza, Courthouse Shadows, Eagle Creek Lowes, Eastgate Pavilion, Four Corner Square, Glendale Town Center, Hamilton Crossing, King’s Lake, Market Street Village, PEN Products, Publix at Acworth, Shops at Eagle Creek, Silver Glen, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes. As of March 31, 2008, the total amount available for borrowing under the unsecured facility was approximately $38 million.

Our ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility requires that the Company satisfy certain financial covenants, including:

•	a maximum leverage ratio of 65% (or up to 70% in certain circumstances);
•	Adjusted EBITDA (as defined in the unsecured facility) to fixed charges coverage ratio of at least 1.50 to 1;

•	minimum tangible net worth (defined as Total Asset Value less Total Indebtedness) of $300 million (plus 75% of the net proceeds of any future equity issuances);
•	ratio of net operating income of unencumbered property to debt service under the unsecured facility of at least 1.50 to 1;
•	minimum unencumbered property pool occupancy rate of 80%;
•	ratio of floating rate indebtedness to total asset value of no more than 0.35 to 1; and
•	ratio of recourse indebtedness to total asset value of no more than 0.30 to 1.

We were in compliance with all applicable covenants under the unsecured facility as of March 31, 2008.

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

Short and Long-Term Liquidity Needs

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, general economic downturns or downturns in the markets in which we own properties may still adversely affect the ability of our tenants to meet their lease obligations, as discussed in more detail above in “Overview – Current Market Conditions.” In that event, our cash flow from operations could be materially affected.

The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the three months ended March 31, 2008, we incurred approximately $0.1 million of costs for recurring capital expenditures on operating properties. We also incurred approximately $0.8 million of costs for tenant improvements and external leasing commissions, of which approximately $0.5 million related to costs associated with a new tenant at our Thirty South property.

We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the unsecured facility and new construction loans.

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity. As of March 31, 2008, our Glendale Town Center and Shops at Eagle Creek properties were undergoing major redevelopment activities. We anticipate our investment in the redevelopment at Glendale Town Center, net of third party contributions, will be approximately $15 million. We anticipate our investment in the redevelopment at Shops at Eagle Creek will be approximately $4 million. We expect to fund these investments through draws on our unsecured facility.

As of March 31, 2008, we had seven development projects in our current development pipeline. The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $185 million, of which approximately $92 million had been incurred as of March 31, 2008. Our share of the total estimated cost is approximately $131 million, of which we have incurred approximately $51 million as of March 31, 2008. We expect to fund our investment in these projects through a combination of new construction loans and draws on our unsecured credit facility. In addition, in February 2008, we received a commitment in the form of a TIF from the City of South Bend, IN totaling approximately $30 million for the development of our

Eddy Street Commons project. Phase I of this project is in our current development pipeline and expected to cost approximately $70 million. We anticipate utilizing the proceeds of this TIF to partially offset our cost of Phase I as well as our future development at this project.

In addition to our current development pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are in the final stages of preparation for construction to commence. As of March 31, 2008, this visible shadow pipeline consisted of five projects that are expected to contain approximately 2.6 million square feet at a total estimated project cost of approximately $322 million, of which our share is currently expected to be approximately $165 million. We expect to fund our investment in these projects through a combination of new construction loans and draws on our unsecured facility.

We are actively pursuing the acquisition and development of other properties, which will require additional capital. We do not expect to have sufficient funds on hand to meet these long-term cash requirements. We will have to satisfy these needs through participation in joint venture transactions, additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions.  We cannot be certain that we will have access to these sources of capital on favorable terms, if at all, to fund our long-term liquidity requirements. Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions.

The Company has entered into an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The Venture intends to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. Under the terms of the agreement, the Company has agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million.  The Company has the option to present to PREI additional opportunities with estimated project costs under $50 million. It is expected that equity capital contributions of up to $500 million will be made to the Venture for qualifying projects.  The Company expects contributions would be made on a project-by-project basis with PREI contributing 80% and the Company contributing 20% of the equity required. Our first project with PREI is Parkside Town Commons, which is currently in our visible shadow development pipeline.

We have filed a registration statement, and subsequent prospectus supplements related thereto, with the Securities and Exchange Commission allowing us to offer, from time to time, common shares or preferred shares for an aggregate initial public offering price of up to $500 million. In October 2005, we issued 9.4 million common shares under this registration statement for gross offering proceeds of approximately $141 million. In April 2008, we issued 60,000 common shares under this registration statement for offering proceeds, net of offering costs, of approximately $0.9 million. We have approximately $357 million remaining under this registration statement.

Cash Flows

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Cash provided by operating activities was $12.4 million for the three months ended March 31, 2008, a decrease of $0.7 million from the first three months of 2007. The decrease in cash provided by operations was largely the result of the change in accounts payable, accrued expenses, deferred revenues and other liabilities between years of approximately $2.5 million. This decrease was partially offset by an increase in tenant receivables and deferred costs and other assets between years of $1.4 million.

Cash used in investing activities was $34.9 million for the three months ended March 31, 2008, a decrease of $7.7 million compared to the first three months of 2007. The decrease in cash used in investing activities was primarily a result of a decrease of $9.3 million in property acquisitions and capital expenditures in the first three months of 2008 compared to the first three months of 2007, partially offset by a change in construction payables of approximately $2.2 million.

Cash provided by financing activities was $22.7 million for the three months ended March 31, 2008, an increase of $1.4 million compared to the first three months of 2007. Proceeds from loan transactions, net of loan transaction costs, decreased approximately $109.5 million between periods. In 2007, a significant portion of proceeds from loan transactions was related to the draw of $118.1 million in the first quarter of 2007 from the new unsecured credit facility to repay the principal amount outstanding under our then-existing secured revolving credit facility and retire the secured revolving credit facility. Loan payments also decreased by $111.2 million between periods, which was primarily a result of the repayment of the principal amount outstanding under our then-existing secured credit facility in the first quarter of 2007.

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

The following table reconciles our net income to FFO for the three months ended March 31, 2008 and 2007 (unaudited):

	Three Months Ended March 31,

	2008	2007

Net income	$2,707,299	$1,638,050
Add Limited Partners’ interests in income	776,998	475,563
Add depreciation and amortization of consolidated entities, net of minority interest	7,983,114	8,635,874
Add depreciation and amortization of unconsolidated entities	101,057	101,202

Funds From Operations of the Kite Portfolio[1]	11,568,468	10,850,689
Deduct Limited Partners’ interests in Funds From Operations	(2,579,768)	(2,430,554)

Funds From Operations allocable to the Company[1]	$8,988,700	$8,420,135

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do, however, have certain obligations to some of our unconsolidated joint venture arrangements, including our joint venture with PREI with respect to our Parkside Town Commons development. As of March 31, 2008, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon the commencement of construction.

As of March 31, 2008, our share of unconsolidated joint venture indebtedness was $28.8 million. Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture. As of March 31, 2008, the Operating Partnership had guaranteed unconsolidated joint venture debt of $20.7 million in the event the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms.

Market Risk Related to Fixed and Variable Rate Debt

We had approximately $677.3 million of outstanding consolidated indebtedness as of March 31, 2008 (inclusive of net premiums on acquired debt of $1.7 million). As of March 31, 2008, we were party to six consolidated interest rate hedge agreements for a total of $133.7 million, with interest rates ranging from 5.13% to 6.32% and maturities over various terms through 2011. Including the effects of these swaps, our fixed and variable rate debt would have been approximately $446.7 million (69%) and $208.9 million (31%), respectively, of our total consolidated indebtedness at March 31, 2008. Reflecting our share of unconsolidated debt, our fixed and variable rate debt is 70% and 30%, respectively, of total consolidated and our share of unconsolidated indebtedness at March 31, 2008.

Based on the amount of our fixed rate debt, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $18.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $19.4 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of March 31, 2008 would increase or decrease our annual cash flow by approximately $2.1 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location

10.1	Amendment No. 1 to Kite Realty Group Trust 2004 Equity Incentive Plan	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

May 12, 2008	By:	/s/ John A. Kite

(Date)		John A. Kite
Chief Executive Officer and President
(Principal Executive Officer)

May 12, 2008	By:	/s/ Daniel R. Sink

(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)