Form 10-Q
period 2008-06-30
KITE REALTY GROUP TRUST
filed 2008-08-11
CIK 1286043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of Common Shares outstanding as of August 8, 2008 was 29,169,100 ($.01 par value)

KITE REALTY GROUP TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which cannot be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

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

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007

Assets:
Investment properties, at cost:
Land	$233,517,507	$210,486,125
Land held for development	23,622,458	23,622,458
Buildings and improvements	677,790,211	624,500,501
Furniture, equipment and other	4,904,452	4,571,354
Construction in progress	170,485,594	187,006,760

	1,110,320,222	1,050,187,198
Less: accumulated depreciation	(94,189,670)	(84,603,939)

	1,016,130,552	965,583,259
Cash and cash equivalents	12,004,345	19,002,268
Tenant receivables, including accrued straight-line rent of $7,116,165 and $6,653,244, respectively, net of allowance for uncollectible accounts	15,615,661	17,200,458
Other receivables	9,199,627	7,124,485
Investments in unconsolidated entities, at equity	1,060,400	1,079,937
Escrow deposits	13,304,137	14,036,877
Deferred costs, net	20,385,519	20,563,664
Prepaid and other assets	4,092,230	3,643,696

Total Assets	$1,091,792,471	$1,048,234,644

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$690,560,307	$646,833,633
Accounts payable and accrued expenses	44,361,820	36,173,195
Deferred revenue and other liabilities	24,826,644	26,127,043
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	1,075,497	234,618
Minority interest	4,418,426	4,731,211

Total Liabilities	765,242,694	714,099,700
Commitments and contingencies
Limited Partners’ interests in Operating Partnership	72,494,051	74,512,093
Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 29,168,350 and 28,981,594 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	291,684	289,816
Additional paid in capital and other	294,664,427	293,897,673
Accumulated other comprehensive loss	(2,678,655)	(3,122,482)
Accumulated deficit	(38,221,730)	(31,442,156)

Total Shareholders’ Equity	254,055,726	259,622,851

Total Liabilities and Shareholders’ Equity	$1,091,792,471	$1,048,234,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Month Ended June 30,

	2008	2007	2008	2007

Revenue:
Minimum rent	$18,798,894	$18,498,348	$37,178,508	$35,732,300
Tenant reimbursements	4,731,314	4,662,010	9,941,859	9,340,724
Other property related revenue	2,979,574	2,286,084	8,136,659	4,738,019
Construction and service fee revenue	8,311,318	10,176,315	12,599,840	16,046,868

Total revenue	34,821,100	35,622,757	67,856,866	65,857,911
Expenses:
Property operating	4,026,890	3,519,107	8,506,638	7,609,022
Real estate taxes	3,382,051	3,077,480	6,549,500	5,715,545
Cost of construction and services	7,024,400	9,521,852	10,788,634	14,587,226
General, administrative, and other	1,259,407	1,628,848	2,969,356	3,055,924
Depreciation and amortization	8,466,474	8,111,904	16,620,331	16,839,293

Total expenses	24,159,222	25,859,191	45,434,459	47,807,010

Operating income	10,661,878	9,763,566	22,422,407	18,050,901
Interest expense	(7,351,499)	(6,175,084)	(14,605,065)	(12,297,428)
Income tax expense of taxable REIT subsidiary	(251,858)	(7,991)	(1,405,086)	(262,606)
Other income	31,676	90,052	96,908	199,595
Minority interest in income of consolidated subsidiaries	(19,756)	(247,465)	(15,600)	(249,221)
Equity in earnings of unconsolidated entities	86,121	99,579	147,295	169,875
Limited Partners’ interests in the Operating Partnership	(697,273)	(781,376)	(1,474,271)	(1,251,279)

Income from continuing operations	2,459,289	2,741,281	5,166,588	4,359,837
Operating income from discontinued operations, net of Limited Partners’ interests	—	24,846	—	44,340

Net income	$2,459,289	$2,766,127	$5,166,588	$4,404,177

Income per common share – basic
Continuing operations	$0.08	$0.10	$0.18	$0.15
Discontinued operations	—	—	—	—

	$0.08	$0.10	$0.18	$0.15

Income per common share – diluted
Continuing operations	$0.08	$0.09	$0.18	$0.15
Discontinued operations	—	—	—	—

	$0.08	$0.09	$0.18	$0.15

Weighted average common shares outstanding - basic	29,147,361	28,892,920	29,088,327	28,876,135

Weighted average common shares outstanding - diluted	29,269,062	29,219,227	29,161,590	29,197,925

Dividends declared per common share	$0.205	$0.195	$0.410	$0.390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,

	2008	2007

Cash flows from operating activities:
Net income	$5,166,588	$4,404,177
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in income of consolidated subsidiaries	15,600	249,221
Equity in earnings of unconsolidated entities	(147,295)	(169,875)
Limited Partners’ interests in Operating Partnership	1,474,271	1,264,005
Straight-line rent	(462,921)	(508,078)
Depreciation and amortization	17,133,016	17,441,629
Provision for credit losses	318,904	364,033
Compensation expense for equity awards	412,298	385,744
Amortization of debt fair value adjustment	(215,429)	(215,429)
Amortization of in-place lease liabilities	(1,625,953)	(2,822,530)
Minority interest distributions	(446,286)	(123,000)
Distributions of income from unconsolidated entities	243,105	251,272
Changes in assets and liabilities:
Tenant receivables	1,728,814	1,430,761
Deferred costs and other assets	(4,176,518)	5,335,891
Accounts payable, accrued expenses, deferred revenue and other liabilities	2,267,285	1,537,153

Net cash provided by operating activities	21,685,479	28,824,974
Cash flows from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(57,918,615)	(65,896,942)
Change in construction payables	(704,888)	1,264,613
Distributions of capital from unconsolidated entities	725,235	106,728

Net cash used in investing activities	(57,898,268)	(64,525,601)
Cash flows from financing activities:
Offering proceeds, net of offering costs	846,778	495,814
Loan proceeds	62,773,357	171,077,574
Loan transaction costs	(253,043)	(1,203,256)
Loan payments	(18,831,255)	(129,681,684)
Proceeds from exercise of stock options	—	11,671
Purchase of Limited Partner’s interests	—	(55,803)
Distributions paid - shareholders	(11,901,897)	(11,256,990)
Distributions paid - unitholders	(3,419,074)	(3,275,449)

Net cash provided by financing activities	29,214,866	26,111,877

Net change in cash and cash equivalents	(6,997,923)	(9,588,750)
Cash and cash equivalents, beginning of period	19,002,268	23,952,594

Cash and cash equivalents, end of period	$12,004,345	$14,363,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected growth markets in the United States. The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiary. At June 30, 2008, the Company owned interests in 56 operating properties (consisting of 51 retail properties, four commercial operating properties and an associated parking garage) and owned 11 properties under development or redevelopment (including the Glendale Town Center, Shops at Eagle Creek, and Bolton Plaza, all of which are undergoing a major redevelopment and Rivers Edge Shopping Center, a shopping center purchased in February 2008 that the Company is in the process of redeveloping (see Notes 4 and 5)). Of the 67 total properties held at June 30, 2008, the Company owned a controlling interest in all but two operating properties and one parcel of pre-development land (collectively the “unconsolidated joint venture properties”), all three of which are accounted for under the equity method.

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

As of June 30, 2008 the Company had investments in seven joint ventures that are VIEs in which the Company is the primary beneficiary. As of June 30, 2008, these VIEs had total debt of approximately $107 million which is secured by assets of the VIEs totaling approximately $181 million. The Operating Partnership guarantees the debt of these VIEs.

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

Certain prior year amounts related to discontinued operations have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income previously reported.

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest. The Company adjusts the Limited Partners’ interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership. This adjustment is reflected in the Company’s shareholders’ equity. The

Company’s and the Limited Partners’ interests in the Operating Partnership for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Company’s weighted average diluted interest in Operating Partnership	77.8%	77.7%	77.8%	77.7%
Limited Partners’ weighted average diluted interests in Operating Partnership	22.2%	22.3%	22.2%	22.3%

The Company’s and the Limited Partners’ interests in the Operating Partnership at June 30, 2008 and December 31, 2007 were as follows:

	Balance at

	June 30, 2008	December 31, 2007

Company’s interest in Operating Partnership	77.8%	77.7%
Limited Partners’ interests in Operating Partnership	22.2%	22.3%

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged for cash or shares under certain circumstances, and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees. The only securities that had a potentially dilutive effect for the three and six months ended June 30, 2008 and 2007 were outstanding share options and deferred share units, the dilutive effect of which was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Dilutive effect of outstanding share options to outstanding common shares	111,713	321,660	63,921	317,668
Dilutive effect of deferred share units to outstanding common shares	9,988	4,647	9,342	4,122

Total dilutive effect	121,701	326,307	73,263	321,790

Note 4. Significant Acquisition Activities

2008 Acquisitions

The Company made the following significant acquisitions in the first six months of 2008:

•

On April 4, 2008, one of the Company’s consolidated joint ventures, in which the Company owns an 85% interest, purchased approximately 4 acres of land in Indianapolis, Indiana, commonly known as Pan Am Plaza, for approximately $3.8 million. The Company funded the joint venture’s purchase with borrowings from the Company’s unsecured revolving credit facility. This land is situated across the street from the Convention Center and adjacent to the recently constructed Indianapolis Colts football stadium. The joint venture intends to develop restaurants and retail space on this property;

•

In February 2008, the Company purchased Rivers Edge Shopping Center, a 111,000 square foot shopping center located in Indianapolis, Indiana, for $18.3 million, with the intent to redevelop it (See Note 5). The Company utilized approximately $2.7 million of proceeds from the November 2007 sale of its 176th & Meridian property. The remaining purchase price of $15.6 million was funded initially through a draw on the Company’s unsecured credit facility and subsequently refinanced with a variable rate loan bearing interest at LIBOR + 125 basis points and maturing on February 3, 2009, with a one-year extension option. The Company is in the process of redeveloping this property. The results of operations of 176th & Meridian have been reflected as discontinued operations for the three and six month periods ended June 30, 2007; and

•

In February 2008, the Company acquired the remaining 15% economic interest from its joint venture partner in Bolton Plaza in Jacksonville, Florida for $0.3 million. The Company is currently in the process of redeveloping this property.

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

Note 5. Redevelopment Activity

Glendale Town Center

In 2007, the Company began to redevelop the Glendale Mall property in Indianapolis, Indiana into a 685,000 total square foot power center (renamed Glendale Town Center). As of June 30, 2008, this center was 88% leased. This center’s primary anchor, a new 129,000 square foot (non-owned) Target, opened in July 2008. The center also includes Macy's, Lowe's Home Improvement (non-owned), Staples, Kerasotes Theatre, Panera Bread, the Indianapolis-Marion County Public Library, a number of new small shops and professional office spaces and one additional outlot. The Company currently anticipates the majority of the remaining construction work to be completed by the end of 2008.

Shops at Eagle Creek

The Company is currently redeveloping the space formerly occupied by Winn-Dixie at the Shops at Eagle Creek in Naples, Florida into two smaller spaces. Staples has signed a lease for approximately 25,800 square feet of the space and opened for business in August 2008. The Company is continuing to market the remaining space for lease.  The Company has also completed a number of additional renovations at the property through the first half of 2008, including a new roof on the Staples and remaining junior anchor spaces, new store fronts, masonry additions to the façade and columns as well as new parking lot pavement, parking bumpers and striping. The Company anticipates its total investment in the redevelopment at Shops at Eagle Creek will be approximately $4 million.

Bolton Plaza

The Company is in the process of redeveloping its Bolton Plaza Shopping Center in Jacksonville, Florida. The former anchor tenant’s lease at the shopping center expired in May 2008 and was not renewed. The Company is currently analyzing several redevelopment plans.

Rivers Edge

The Company is in the process of redeveloping its Rivers Edge Shopping Center in Indianapolis, Indiana. The current anchor tenant’s lease at this property will expire in March 2010 and the Company is marketing the space to potential anchor tenants for the center upon that anchor tenant’s departure. The Company currently anticipates its total investment in the redevelopment at Rivers Edge will be approximately $5 million.

Note 6. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at June 30, 2008 and December 31, 2007:

	Balance at

	June 30, 2008	December 31, 2007

Line of credit	$168,574,024	$152,774,024
Mortgage notes payable - fixed rate	332,401,199	337,544,839
Construction notes payable - variable rate	163,064,035	150,128,993
Mortgage notes payable - variable rate	24,896,992	4,546,291
Net premiums on acquired debt	1,624,057	1,839,486

Total mortgage and other indebtedness	$690,560,307	$646,833,633

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at June 30, 2008, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total

Fixed rate debt	$332,401,199	6.5	6.01%	48%
Floating rate debt (hedged)	133,700,000	1.7	5.96%	20%

Total fixed rate debt	466,101,199	5.1	5.99%	68%
Construction debt	163,064,035	0.9	3.91%	24%
Other variable rate debt	193,471,016	2.4	3.72%	28%
Floating rate debt (hedged)	(133,700,000)	-1.7	-3.80%	-20%

Total variable rate debt	222,835,051	1.7	3.81%	32%
Net premiums on acquired debt	1,624,057	N/A	N/A	N/A

Total debt	$690,560,307	4.0	5.29%	100%

Mortgage and construction loans are collateralized by certain real estate properties and are generally due in monthly installments of interest and principal and mature over various terms through 2022. Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread of 115 to 185 basis points. At June 30, 2008, the one-month LIBOR interest rate was 2.46%. Fixed interest rates on mortgage loans range from 5.11% to 7.65%.

For the six months ended June 30, 2008, the Company had loan borrowing proceeds of $62.8 million and loan repayments of $18.8 million. The major components of this activity are as follows:

•

In April 2008, one of the Company’s consolidated joint ventures, in which the Company owns an 85% interest, purchased Pan Am Plaza (see Note 4), for approximately $3.8 million. The Company funded the joint venture’s purchase with borrowings from the Company’s unsecured revolving credit facility;

•

In February 2008, the Company purchased Rivers Edge Shopping Center (see Note 4) with a $15.6 million draw on the Company’s unsecured revolving credit facility and $2.7 million of the proceeds from the November 2007 sale of its 176th

& Meridian property. Subsequently, the Company placed $16.6 million of variable rate debt on this property with an interest rate of LIBOR + 1.25% and a maturity date of February 3, 2009, the proceeds of which were used to pay down the unsecured revolving credit facility;

•

In addition to the preceding activity, the Company used proceeds from its unsecured revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $26.9 million for development, redevelopment, acquisitions and general working capital purposes; and

•	The Company made scheduled principal payments totaling approximately $1.5 million during the six months ended June 30, 2008.

In January and February 2008, the Company extended the maturity dates from 2008 to 2009 on its variable rate debt at a total of six of its consolidated properties (Fishers Station, Bayport Commons, Bridgewater Marketplace, Gateway Shopping Center, Red Bank Commons, and South Elgin Commons). In addition, in February 2008, the Company refinanced fixed rate debt at its Indiana State Motor Pool commercial property, replacing the fixed rate with a variable rate of LIBOR + 1.35% and extended the maturity date from March 2008 to November 2011. Also in January 2008, one of the Company’s unconsolidated joint venture properties, Parkside Town Commons, extended the maturity date on its variable rate construction loan from 2008 to 2009. As a result of these activities, the Company extended the maturity dates to 2009 or later on approximately $83.4 million of indebtedness, including the Company’s share of unconsolidated indebtedness. Subject to certain conditions, the Company also has the option to further extend the maturity date of approximately $75 million of this indebtedness for an additional year.

In February 2007, the Operating Partnership entered into an amended and restated four-year $200 million unsecured revolving credit facility (the “unsecured facility”) with a group of lenders and Key Bank National Association, as agent. The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option. Initial proceeds of approximately $118 million were drawn from the unsecured facility to repay the principal amount outstanding under the Company’s then-existing secured revolving credit facility and retire the secured revolving credit facility. Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on the Company’s leverage ratio. The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount. Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $400 million. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

The amount that the Company may borrow under the unsecured facility is based on the value of properties in its unencumbered property pool. The Company currently has 46 unencumbered assets, 45 of which are wholly owned and used to calculate the amount available for borrowing under the unsecured credit facility and one of which is a joint venture asset. The major unencumbered assets include: Broadstone Station, Circuit City Plaza, Courthouse Shadows, Eagle Creek Lowes, Eastgate Pavilion, Four Corner Square, Glendale Town Center, Hamilton Crossing, King’s Lake, Market Street Village, PEN Products, Publix at Acworth, Shops at Eagle Creek, Silver Glen, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes. As of June 30, 2008, the total amount available for borrowing under the unsecured facility was approximately $30 million. See Note 12 for information regarding events occurring subsequent to June 30, 2008.

Note 7. Shareholders’ Equity

On May 6, 2008, the Company’s Board of Trustees declared a regular cash distribution of $0.205 per common share for the second quarter of 2008.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.205 per Operating Partnership unit for the same period.  These distributions were accrued as of June 30, 2008 and were paid on July 17, 2008 to shareholders and unitholders of record as of July 7, 2008.

In March 2008, the Compensation Committee of the Company’s Board of Trustees approved a long-term equity incentive compensation award to three of the Company’s executive officers. These awards were payable in restricted shares or share options, at the election of the recipient, with options being valued using a Black-Scholes valuation methodology. Each of the individuals elected to receive share options, and as a result, a total of 429,692 share options were issued with an exercise price of $12.29. These options will vest ratably over five years beginning on the first anniversary date of the grant.

Note 8. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates. In order to manage volatility relating to interest rate risk, the Company enters into interest rate hedging transactions from time to time. The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges. As of June 30, 2008, the Company was party to six consolidated cash flow hedge agreements for a total of $133.7 million, which fix interest rates at 5.13% to 6.32% and mature over various terms through 2011. In addition, one of the Company’s unconsolidated joint venture properties is party to a cash flow hedge agreement for $42 million, of which the Company’s share is $16.8 million, that fix the interest rate at 5.60% and matures in March 2009.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The only assets or liabilities that the Company records at fair value on a recurring basis are interest rate hedge agreements. The fair value of the Company’s share of the consolidated interest rate hedge agreements as of June 30, 2008 was approximately $3.4 million.

The following sets forth comprehensive income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net income	$2,459,289	$2,766,127	$5,166,588	$4,404,177
Other comprehensive income, net of Limited Partners’ interests[1]	2,325,875	257,953	443,827	39,961

Comprehensive income	$4,785,164	$3,024,080	$5,610,415	$4,444,138

____________________
1	Represents the Company’s share of the changes in the fair value of derivative instruments accounted for as cash flow hedges.

Note 9. Segment Data

The operations of the Company are aligned into two business segments: (1) real estate operation and (2) development, construction and advisory services. Segment data of the Company for the three and six months ended June 30, 2008 and 2007 are as follows:

Three Months Ended June 30, 2008	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$26,709,205	$20,781,305	$47,490,510	$(12,669,410)	$34,821,100
Operating expenses, cost of construction and services, general, administrative and other	7,819,781	20,229,989	28,049,770	(12,357,022)	15,692,748
Depreciation and amortization	8,425,118	41,356	8,466,474	—	8,466,474

Operating income	10,464,306	509,960	10,974,266	(312,388)	10,661,878
Interest expense	(7,401,099)	(96,037)	(7,497,136)	145,637	(7,351,499)
Income tax expense of taxable REIT subsidiary	—	(251,858)	(251,858)	—	(251,858)
Other income	177,313	—	177,313	(145,637)	31,676
Minority interest in income of consolidated subsidiaries	(19,756)	—	(19,756)	—	(19,756)
Equity in earnings of unconsolidated entities	86,121	—	86,121	—	86,121
Limited Partners’ interests in the Operating Partnership	(732,065)	(34,281)	(766,346)	69,073	(697,273)

Net income (loss)	$2,574,820	$127,784	$2,702,604	$(243,315)	$2,459,289

Total assets	$1,073,642,118	$57,735,969	$1,131,378,087	$(39,585,616)	$1,091,792,471

Three Months Ended June 30, 2007	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$25,835,500	$26,021,895	$51,857,395	$(16,234,638)	$35,622,757
Operating expenses, cost of construction and services, general, administrative and other	8,495,297	25,110,074	33,605,371	(15,858,084)	17,747,287
Depreciation and amortization	8,097,813	14,091	8,111,904	—	8,111,904

Operating income	9,242,390	897,730	10,140,120	(376,554)	9,763,566
Interest expense	(6,228,831)	(223,979)	(6,452,810)	277,726	(6,175,084)
Income tax expense of taxable REIT subsidiary	—	(7,991)	(7,991)	—	(7,991)

Other income	90,052	—	90,052	—	90,052
Minority interest in income of consolidated subsidiaries	(247,465)	—	(247,465)	—	(247,465)
Equity in earnings of unconsolidated entities	99,579	—	99,579	—	99,579
Limited Partners’ interests in the Operating Partnership	(655,228)	(147,367)	(802,595)	21,219	(781,376)

Income from continuing operations	2,300,497	518,393	2,818,890	(77,609)	2,741,281
Operating income from discontinued operations, net of Limited Partners’ interests	24,846	—	24,846	—	24,846

Net income	$2,325,343	$518,393	$2,843,736	$(77,609)	$2,766,127

Total assets	$1,007,086,021	$49,858,648	$1,056,944,669	$(37,777,880)	$1,019,166,789

Six Months Ended June 30, 2008	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$52,566,104	$36,192,442 [1]	$88,758,546	$(20,901,680)	$67,856,866
Operating expenses, cost of construction and services, general, administrative and other	16,550,349	32,575,103	49,125,452	(20,311,324)	28,814,128
Depreciation and amortization	16,539,500	80,831	16,620,331	—	16,620,331

Operating income	19,476,255	3,536,508	23,012,763	(590,356)	22,422,407
Interest expense	(14,694,265)	(269,901)	(14,964,166)	359,101	(14,605,065)
Income tax expense of taxable REIT subsidiary	—	(1,405,086)[1]	(1,405,086)	—	(1,405,086)
Other income	457,261	(1,252)	456,009	(359,101)	96,908
Minority interest in income of consolidated subsidiaries	(15,600)	—	(15,600)	—	(15,600)
Equity in earnings of unconsolidated entities	147,295	—	147,295	—	147,295
Limited Partners’ interests in the Operating Partnership	(1,192,350)	(412,980)	(1,605,330)	131,059	(1,474,271)

Net income	$4,178,596	$1,447,289	$5,625,885	$(459,297)	$5,166,588

Total assets	$1,073,642,118	$57,735,969	$1,131,378,087	$(39,585,616)	$1,091,792,471

____________________
1	Revenue includes $3.0 million of net proceeds from the sale of land at a property within the Company’s taxable REIT subsidiary. Income tax expense related to this sale was approximately $1.1 million.

Six Months Ended June 30, 2007	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$50,593,094	$46,653,684	$97,246,778	$(31,388,867)	$65,857,911
Operating expenses, cost of construction and services, general, administrative and other	16,599,698	44,836,872	61,436,570	(30,468,853)	30,967,717
Depreciation and amortization	16,802,736	36,557	16,839,293	—	16,839,293

Operating income	17,190,660	1,780,255	18,970,915	(920,014)	18,050,901
Interest expense	(12,405,876)	(302,676)	(12,708,552)	411,124	(12,297,428)
Income tax expense of taxable REIT subsidiary	—	(262,606)	(262,606)	—	(262,606)
Other income	199,595	—	199,595	—	199,595
Minority interest in income of consolidated subsidiaries	(249,221)	—	(249,221)	—	(249,221)
Equity in earnings of unconsolidated entities	169,875	—	169,875	—	169,875

Limited Partners’ interests in the Operating Partnership	(1,093,822)	(270,940)	(1,364,762)	113,483	(1,251,279)

Income from continuing operations	3,811,211	944,033	4,755,244	(395,407)	4,359,837
Operating income from discontinued operations, net of Limited Partners’ interests	44,340	—	44,340	—	44,340

Net income	$3,855,551	$944,033	$4,799,584	$(395,407)	$4,404,177

Total assets	$1,007,086,021	$49,858,648	$1,056,944,669	$(37,777,880)	$1,019,166,789

Note 10. New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not believe the adoption of SFAS No. 161 will have a material impact on the Company’s financial position or results of operations.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements.” SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 requires a reclassification of minority interest within the equity section of the balance sheet and presentation on the consolidated statement of operations as an allocation of net income, rather than an expense recorded to arrive at net income. The Company does not believe the adoption of SFAS No. 160 will have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations – Revised.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, measured at their fair values as of that date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) will modify SFAS No. 141’s cost-allocation process, which currently requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) requires the costs of an acquisition to be recognized in the period incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will apply the provisions of SFAS 141(R) to assets acquired in fiscal years beginning after December 15, 2008. Otherwise, the Company does not believe the adoption of SFAS No. 141(R) will have a material impact on the Company’s financial position or results of operations.

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

Note 11. Commitments and Contingencies

Eddy Street Commons

In the second quarter of 2008, the Company commenced construction activity on Eddy Street Commons at the University of Notre Dame, a multi-use development located adjacent to the university in South Bend, Indiana, that includes retail, office, hotels, a parking garage, apartments and residential units. The City of South Bend has agreed to contribute $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City in the form of parking garage and infrastructure improvements and a cash commitment from the City.

This development will be completed in several phases. The initial phase of the project is currently under construction and will consist of the retail, office and apartment components which are estimated to cost a total of $70 million, of which the Company’s share is estimated to be $35 million. The Company will own the retail and office components while the apartments will be owned by a third party. Portions of this initial phase are scheduled to open in late 2009.

The hotel components of the project will be owned through a joint venture while the apartments and residential units are planned to be sold through relationships with developers, owners and operators that specialize in residential real estate. The Company does not expect to own the residential components of the project. The Company expects to receive development, construction management and other fees from various aspects of this project.

The Company has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the project, with the exception of certain of the residential units, consistent with commitments it typically makes in connection with other bank-funded development projects. To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, the Company will be required to complete the construction, at which time the Company expects that it would seek title to the assets and assume any construction borrowings related to the assets. The Company will have certain remedies against the developers if they were to fail to complete the construction. The majority of the Company’s equity requirement for this project, if any, is expected to be satisfied through future borrowings.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture under circumstances where the lender has limited recourse to the Company. As of June 30, 2008, the Company’s share of unconsolidated joint venture indebtedness was approximately $29.7 million. As of June 30, 2008, the Operating Partnership had guaranteed unconsolidated joint venture debt of $21.6 million in the event the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture, and the Operating Partnership has the right to attempt to sell the property in order to satisfy the outstanding obligation.

Other Commitments and Contingencies

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

As of June 30, 2008, the Company had outstanding letters of credit totaling $9.8 million. At that date, there were no amounts advanced against these instruments.

Note 12. Subsequent Events

On August 4, 2008, the Company’s Board of Trustees declared a cash distribution of $0.205 per common share for the second quarter of 2008.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.205 per Operating Partnership unit for the same period.  These distributions are payable on October 17, 2008 to shareholders and unitholders of record as of October 7, 2008.

On July 15, 2008, the Company purchased approximately 123 acres of land in Holly Springs, North Carolina for $21.6 million, which was funded with borrowings from the Company’s unsecured revolving credit facility. This land is adjacent to land previously purchased by the Company and will be used for future development purposes.

In July 2008, the Company entered into a $30 million unsecured loan agreement arranged by KeyBanc Capital Markets which has an accordion feature that enables the Company to increase the loan amount up to a total of $60 million, subject to certain conditions, including syndication of the facility. The loan matures on July 15, 2011 and bears interest at LIBOR plus 265 basis points. A portion of the initial $30 million of proceeds from this loan was used to pay down the Company’s unsecured revolving credit facility. The Company is seeking to utilize the accordion feature and draw down the additional $30 million by August 31, 2008. The Company has received a commitment for $25 million of the additional $30 million and is in discussions with other lenders to fund the remaining $5 million. The Company expects to use the remaining proceeds to pay down its revolving line of credit and other variable rate debt.

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

As of June 30, 2008, we owned interests in a portfolio of 51 operating retail properties totaling approximately 7.5 million square feet of gross leasable area (including non-owned anchor space) and also owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area and an associated parking garage. Also, as of June 30, 2008, we had an interest in 11 properties in our development/redevelopment pipeline (including our Glendale Town Center, Shops at Eagle Creek, and Bolton Plaza properties, all of which are undergoing a major redevelopment and Rivers Edge, a shopping center purchased in February 2008 that the Company is in the process of redeveloping). Upon completion, our development/redevelopment properties are anticipated to have approximately 2.4 million square feet of total gross leasable area.

In addition to our current development/redevelopment pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are undergoing pre-development activity and are in the final stages of preparation for construction to commence. As of June 30, 2008, this visible shadow pipeline consisted of five projects that are expected to contain approximately 2.6 million square feet of total gross leasable area upon completion.

Finally, as of June 30, 2008, we also owned interests in other land parcels comprising approximately 112 acres. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheet.

Current Market Conditions

The United States in general, and the specific markets in which we operate, continue to face an increasingly uncertain and challenging economic environment. As an owner and developer of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets where our operating centers and development properties are located. This is particularly true in Indiana, Florida and Texas, the states where the majority of our properties are located and North Carolina, where a significant amount of our development projects and land held for development are located.

These challenging economic conditions have been created, in part, by events in the credit, mortgage and housing markets. Fluctuations in interest rates, falling real estate prices and a significant increase in the number of high risk, or sub-prime, mortgages contributed to dramatic increases in mortgage delinquencies and defaults in 2007 and the first half of 2008. The historically high level of delinquencies among sub-prime borrowers in the United States is expected to continue in the foreseeable future. These conditions have caused lending institutions to tighten credit standards, making it more difficult for individuals and companies to obtain financing on favorable terms, if at all. Obtaining favorable financing is important to our business due to, among other things, the capital needs of our existing development projects. In addition, we may seek to refinance the current indebtedness on our properties. The uncertainty in the credit markets could make it more challenging for us to carry out our financing objectives in 2008 and beyond.

In addition, the current state of the economy, including the effects of inflation, consumer credit availability, consumer debt levels, energy costs, business layoffs, downsizing and industry slowdowns is affecting the operations of some of our tenants. This, in turn, is having an impact on our business. Some of our existing tenants are having a more difficult time paying their rent obligations and as a result we have had to restructure a number of leases with such tenants. We have also had certain tenants terminate their leases with us. In addition, due to the challenging economic environment, some of our existing and prospective tenants currently are, and may continue to be, unwilling to enter into or renew leases with us on favorable terms or at all. These conditions are negatively affecting the market for retail space. As a result, the overall tenancy for our retail space has declined over the last 12 months and may continue to decline in the future. As of June 30, 2007, our retail portfolio was approximately 96% leased compared to approximately 93% as of June 30, 2008.

Our Dual Growth Strategy

Despite the current challenging environment, we continue to focus on our dual growth strategy. The first part of this strategy is to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing operating property portfolio. We intend to focus on improving the operational efficiencies of our existing portfolio by attempting to, among other things, lower our variable costs while increasing ancillary income at our existing properties. The second part of our growth strategy is to focus on achieving external growth through the expansion of our portfolio. We continue to develop our current development pipeline and prepare the properties in our visible shadow pipeline for the commencement of construction. In addition, we continue to pursue targeted acquisitions of both land and neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics, as well as additional joint venture capital partners. We expect to incur additional debt in connection with any future development or acquisitions of real estate. We may also dispose of certain real estate that no longer fits our portfolio or growth strategy.

We believe we will continue to have access to reliable capital that will allow us to refinance fixed and variable rate debt, even in this current challenging environment. In January and February 2008, we were able to take advantage of current conditions and extend the maturity dates of outstanding indebtedness from 2008 to 2009 at six of our consolidated properties and one of our unconsolidated properties. In February 2008, we also refinanced fixed rate debt on outstanding indebtedness at one of our properties, replacing the fixed rate with a variable rate of LIBOR + 1.35% and extended the maturity date from 2008 to 2011. As a result of this activity, we extended the maturity dates to 2009 or later on approximately $83.4 million of indebtedness, including our share of unconsolidated indebtedness. In addition, in July 2008, we entered into a $30 million unsecured term loan agreement, discussed below in “Liquidity and Capital Resources”, and used a portion of the proceeds to pay down the our unsecured revolving credit facility..

We will continue to take advantage of our access to reliable capital and low interest rates to the extent available to us to refinance variable rate debt. We also believe that, notwithstanding the challenging conditions, our strong demographics, experience with prior downturns in the economy and solid current development and visible shadow pipeline will allow us to continue to execute our dual growth strategy in 2008.

Results of Operations

At June 30, 2008, we owned interests in 56 operating properties (consisting of 51 retail properties, four operating commercial properties and an associated parking garage) and 11 entities that held development or redevelopment properties in which we have an interest (including our Glendale Town Center, Shops at Eagle Creek, and Bolton Plaza properties, all of which are undergoing major redevelopment and Rivers Edge, a shopping center purchased in February 2008 that the Company intends to redevelop). Of the 67 total properties held at June 30, 2008, two operating properties and one parcel of pre-development land were owned through joint ventures and accounted for under the equity method.

At June 30, 2007, we owned interests in 53 operating properties (consisting of 48 retail properties, four operating commercial properties and an associated parking garage) and 12 entities that held development or redevelopment properties in which we have an interest (including our Glendale Town Center and Shops at Eagle Creek properties which were also undergoing major redevelopment at that time). Of the 65 total properties held at June 30, 2007, two operating properties were owned through joint ventures and accounted for under the equity method.

The comparability of results of operations is significantly affected by our development, redevelopment, and operating property acquisition and disposition activities in 2007 and 2008, discussed below.

Development Activities

The following development properties became operational or partially operational from January 1, 2007 through June 30, 2008:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA

Bridgewater Marketplace I	Indianapolis, IN	January 2007	26,000
Sandifur Plaza[2]	Tri-Cities, WA	January 2007	12,538
Gateway Shopping Center Phase I & II	Marysville, WA	April 2007	83,000
Tarpon Springs Plaza	Naples, FL	July 2007	82,546
Bayport Commons	Tampa, FL	September 2007	97,200
Cornelius Gateway	Portland, OR	September 2007	21,000
Beacon Hill Phase II	Crown Point, IN	December 2007	19,160
54th & College	Indianapolis, IN	June 2008	N/A	[3]

____________________
1	Represents the month in which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, which ever is sooner.
2	Sandifur Plaza is a build-to-suit property that we intend to sell. Therefore, it is excluded from the total number of operating properties as of June 30, 2008.
3	Property consists of a ground lease only, the Company does not own any GLA at the property.

Operating Property Acquisition & Disposition Activities

In February 2008, we purchased Rivers Edge Shopping Center, a 111,000 square foot shopping center located in Indianapolis, Indiana, for $18.3 million. We utilized approximately $2.7 million of proceeds from the November 2007 sale of our 176th & Meridian property. The remaining purchase price of $15.6 million was funded initially through a draw on our unsecured revolving credit facility and subsequently refinanced with a variable rate loan bearing interest at LIBOR + 125 basis points and maturing on February 3, 2009, with a one-year extension option. We intend to redevelop this property. The results of operations of 176th & Meridian have been reflected as discontinued operations in the accompanying consolidated statement of operations for the three and six month periods ended June 30, 2007.

Redevelopment Activities

Glendale Town Center

In 2007, we began to redevelop the Glendale Mall property in Indianapolis, Indiana into a 685,000 total square foot power center (renamed Glendale Town Center). As of June 30, 2008, this center was 88% leased. This center’s primary anchor, a new 129,000 square foot (non-owned) Target, opened in July 2008. The center also includes Macy's, Lowe's Home Improvement (non-owned), Staples, Kerasotes Theatre, Panera Bread, the Indianapolis-Marion County Public Library, a number of new small shops and professional office spaces and one additional outlot. We currently anticipate the majority of the remaining construction work to be completed by the end of 2008.

Shops at Eagle Creek

We are currently redeveloping the space formerly occupied by Winn-Dixie at the Shops at Eagle Creek in Naples, Florida into two smaller spaces. Staples has signed a lease for approximately 25,800 square feet of the space and opened for business in

August 2008. We are continuing to market the remaining space for lease.  We have also completed a number of additional renovations at the property throughout the first half of 2008, including a new roof on the Staples and remaining junior anchor spaces, new store fronts, masonry additions to the façade and columns as well as new parking lot pavement, parking bumpers and striping. This property was transitioned into the redevelopment pipeline in the fourth quarter of 2006. We anticipate our total investment in the redevelopment at Shops at Eagle Creek will be approximately $4 million.

Bolton Plaza

We are currently redeveloping Bolton Plaza Shopping Center in Jacksonville, Florida. The former anchor tenant’s lease at the shopping center expired in May 2008 and was not renewed. We are currently analyzing several redevelopment plans.

Rivers Edge

We are currently in the process of redeveloping our Rivers Edge Shopping Center in Indianapolis, Indiana. The current anchor tenant’s lease at this property will expire in March 2010 and we are marketing the space to potential anchor tenants for the center that anchor tenant’s departure. We currently anticipate our total investment in the redevelopment at Rivers Edge will be approximately $5 million.

Comparison of Operating Results for the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

The following table reflects our consolidated statements of operations for the three months ended June 30, 2008 and 2007 (unaudited):

	Three Months Ended June 30		Increase (Decrease) 2008 to 2007

	2008	2007

Revenue:
Rental income (including tenant reimbursements)	$23,530,208	$23,160,358	$369,850
Other property related revenue	2,979,574	2,286,084	693,490
Construction and service fee revenue	8,311,318	10,176,315	(1,864,997)
Expenses:
Property operating expense	4,026,890	3,519,107	507,783
Real estate taxes	3,382,051	3,077,480	304,571
Cost of construction and services	7,024,400	9,521,852	(2,497,452)
General, administrative, and other	1,259,407	1,628,848	(369,441)
Depreciation and amortization	8,466,474	8,111,904	354,570

Operating income	10,661,878	9,763,566	898,312
Add:
Other income, net	31,676	90,052	(58,376)
Equity in earnings of unconsolidated entities	86,121	99,579	(13,458)
Deduct:
Interest expense	7,351,499	6,175,084	1,176,415
Income tax expense of taxable REIT subsidiary	251,858	7,991	243,867
Minority interest in income of consolidated subsidiaries	19,756	247,465	(227,709)
Limited Partners’ interests in the continuing operations of the Operating Partnership	697,273	781,376	(84,103)

Income from continuing operations	2,459,289	2,741,281	(281,992)
Operating income from discontinued operations, net of Limited Partners’ interests	—	24,846	(24,846)

Net income	$2,459,289	$2,766,127	$(306,838)

Rental income (including tenant reimbursements) increased approximately $0.4 million, or 2%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$1,539,968
Property acquired during 2008	493,436
Properties under redevelopment during 2007 and 2008	557,664
Properties fully operational during 2007 and 2008 & other	(2,221,218)

Total	$369,850

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $2.2 million decrease in rental income was primarily due to the following:

•	$0.9 million due to the write-off to income of intangible lease liabilities in connection with the termination of a lease at our Silver Glen Crossings property in the second quarter of 2007;
•

$0.4 million decrease at four of our properties due to the termination of tenants in the first half of 2008, which includes the loss of rent as well as the write-off to income of intangible lease assets;

•

$0.3 million real estate tax refund, net of related professional fees, reimbursable to tenants at our Market Street Village property for fiscal years 2006 and 2007, which was received in the second quarter of 2008;

•	$0.2 million decrease in real estate tax reimbursements due to amounts recorded in the second quarter of 2007 as a result of increased real estate tax assessments in prior years;
•	$0.1 million decrease at our Union Station parking garage property related to a change in the structure of our agreement from a lease to a management agreement with a third party; and
•	$0.1 million net decrease in common area maintenance expense, including insurance recoveries, at a number of our operating properties.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $0.7 million, or 30%, primarily as a result of a $1.0 million increase in gains on land sales and an increase of $0.3 million in parking revenue at our Union Station parking garage related to the change in structure of our agreement from a lease to a management agreement with a third party. These increases were partially offset by a $0.6 million decrease in lease settlement income.

Construction revenue and service fees decreased approximately $1.9 million, or 18%, primarily due to decreased levels of third party construction contracts as the Company continues to increase consolidated joint venture construction activities, which is eliminated in consolidation.

Property operating expenses increased approximately $0.5 million, or 14%, due to the following:

Increase 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$388,998
Property acquired during 2008	52,186
Properties under redevelopment during 2007 and 2008	48,910
Properties fully operational during 2007 and 2008 & other	17,689

Total	$507,783

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $17,689 increase in property operating expenses was primarily due to a $0.1 million increase in non-

recoverable legal expenses at one of our operating properties, which was partially offset by a net decrease of $0.1 million in landscaping expense at a number of our operating properties.

Real estate taxes increased approximately $0.3 million, or 10%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$86,948
Property acquired during 2008	72,166
Properties under redevelopment during 2007 and 2008	256,836
Properties fully operational during 2007 and 2008 & other	(111,379)

Total	$304,571

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.1 million decrease in real estate taxes was primarily due to a real estate tax refund, net of related professional fees, of $0.3 million for fiscal years 2006 and 2007 at our Market Street Village property, which was received in the second quarter of 2008. This decrease was partially offset by a $0.2 million net increase in real estate tax expenses, primarily at our Indiana properties as a result of reassessments, a portion of which is recoverable from our tenants.

Cost of construction and services decreased approximately $2.5 million, or 26%, primarily due to decreased levels of third party construction contracts as the Company continues to increase consolidated joint venture construction activities, which is eliminated in consolidation.

General, administrative and other expenses decreased approximately $0.4 million, or 23%. This decrease is primarily due to decreased salaries, benefits and incentive compensation expense and lower legal, professional and other expenses.

Depreciation and amortization expense increased approximately $0.4 million, or 4%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$556,723
Property acquired during 2008	252,263
Properties under redevelopment during 2007 and 2008	(143,716)
Properties fully operational during 2007 and 2008 & other	(310,700)

Total	$354,570

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.3 million decrease in depreciation and amortization expense was primarily due to a write-off of approximately $1.0 million of intangible lease liabilities in connection with the termination of a lease at our Silver Glen Crossings property in the second quarter of 2007. This decrease was partially offset by the following:

•

$0.5 million increase related to the acceleration of depreciation and amortization of vacated tenant costs related to the termination of tenants at four of our operating properties in the second quarter of 2008; and

•

$0.1 million increase at our 30 South property related to the depreciation and amortization expense of tenant improvements and leasing costs related to a significant new tenant that began occupying space beginning in the first quarter of 2008. This space was previously unoccupied as it was being built-out for this new tenant in the second quarter of 2007.

Other income decreased approximately $0.1 million, or 65%, primarily as a result of decreased interest income earned on our outstanding cash balances and decreased interest income earned on escrow reserves.

Interest expense increased approximately $1.2 million, or 19%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$1,163,905
Property acquired during 2008	166,070
Properties fully operational during 2007 and 2008 & other	(153,560)

Total	$1,176,415

Excluding the changes due to transitioned development properties and the acquisition of a property, the net $0.2 million decrease in interest expense was primarily due to lower LIBOR rates on our variable rate debt, including the line of credit, in the second quarter of 2008 compared to the second quarter of 2007.

Income tax expense increased $0.2 million, or 3,052%, primarily due to higher taxable fee income at our taxable REIT subsidiary in the second quarter of 2008 compared to the second quarter of 2007.

Minority interest in income of consolidated subsidiaries decreased $0.2 million, or 92%, primarily as a result of the minority partners’ share of income related to the sale of an outlot at our Beacon Hill property in the second quarter of 2007.

Comparison of Operating Results for the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

The following table reflects our consolidated statements of operations for the six months ended June 30, 2008 and 2007 (unaudited):

	Six Months Ended June 30		Increase (Decrease) 2008 to 2007

	2008	2007

Revenue:
Rental income (including tenant reimbursements)	$47,120,367	$45,073,024	$2,047,343
Other property related revenue	8,136,659	4,738,019	3,398,640
Construction and service fee revenue	12,599,840	16,046,868	(3,447,028)
Expenses:
Property operating expense	8,506,638	7,609,022	897,616
Real estate taxes	6,549,500	5,715,545	833,955
Cost of construction and services	10,788,634	14,587,226	(3,798,592)
General, administrative, and other	2,969,356	3,055,924	(86,568)
Depreciation and amortization	16,620,331	16,839,293	(218,962)

Operating income	22,422,407	18,050,901	4,371,506
Add:
Other income, net	96,908	199,595	(102,687)
Equity in earnings of unconsolidated entities	147,295	169,875	(22,580)
Deduct:
Interest expense	14,605,065	12,297,428	2,307,637
Income tax expense of taxable REIT subsidiary	1,405,086	262,606	1,142,480
Minority interest in income of consolidated subsidiaries	15,600	249,221	(233,621)

Limited Partners’ interests in the continuing operations of the Operating Partnership	1,474,271	1,251,279	222,992

Income from continuing operations	5,166,588	4,359,837	806,751
Operating income from discontinued operations, net of Limited Partners’ interests	—	44,340	(44,340)

Net income	$5,166,588	$4,404,177	$762,411

Rental income (including tenant reimbursements) increased approximately $2.0 million, or 5%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$2,900,599
Property acquired during 2008	861,859
Properties under redevelopment during 2007 and 2008	869,222
Properties fully operational during 2007 and 2008 & other	(2,584,337)

Total	$2,047,343

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $2.6 million decrease in rental income was primarily due to the following:

•	$0.9 million due to the write-off to income of intangible lease liabilities in connection with the termination of a lease at our Silver Glen Crossings property in the second quarter of 2007;
•

$0.9 million decrease at four of our properties due to the termination of tenants in the first half of 2008, which includes the loss of rent as well as the write-off to income of intangible lease assets;

•

$0.3 million real estate tax refund, net of related professional fees, reimbursable to tenants at our Market Street Village property for fiscal years 2006 and 2007, which was received in the second quarter of 2008; and

•	$0.3 million decrease at our Union Station parking garage property related to a change in the structure of our agreement from a lease to a management agreement with a third party.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $3.4 million, or 72%, primarily as a result of a $3.4 million increase in gains on land sales and an increase of $0.7 million in parking revenue at our Union Station parking garage property related to the change in structure of our agreement from a lease to a management agreement with a third party. These increases were partially offset by a $0.6 million decrease in lease settlement income.

Construction revenue and service fees decreased approximately $3.4 million, or 21%, primarily due to decreased levels of third party construction contracts as the Company continues to increase consolidated joint venture construction activities, which is eliminated in consolidation.

Property operating expenses increased approximately $0.9 million, or 12%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$675,740

Property acquired during 2008	133,502
Properties under redevelopment during 2007 and 2008	(59,847)
Properties fully operational during 2007 and 2008 & other	148,221

Total	$897,616

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.1 million increase in property operating expenses was primarily due to an increase of $0.1 million of property related costs associated with our Union Station parking garage property due to the change in structure of our agreement from a lease to a management agreement with a third party.

Real estate taxes increased approximately $0.8 million, or 15%, due to the following:

Increase 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$209,011
Property acquired during 2008	120,276
Properties under redevelopment during 2007 and 2008	242,360
Properties fully operational during 2007 and 2008 & other	262,308

Total	$833,955

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.3 million increase in real estate taxes was primarily due to a net increase in real estate tax assessments at a number of our operating properties, the majority of which are recoverable from tenants. These increases were partially offset by a decrease of $0.3 million due to a real estate tax refund, net of related professional fees, for fiscal years 2006 and 2007 at our Market Street Village property, which was received in the second quarter of 2008.

Cost of construction and services decreased approximately $3.8 million, or 26%, primarily due to decreased levels of third party construction contracts as the Company continues to increase consolidated joint venture construction activities, which is eliminated in consolidation.

Depreciation and amortization expense decreased approximately $0.2 million, or 1%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$1,214,840
Property acquired during 2008	418,484
Properties under redevelopment during 2007 and 2008	(1,504,052)
Properties fully operational during 2007 and 2008 & other	(348,234)

Total	$(218,962)

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.3 million decrease in depreciation and amortization expense was primarily due to a write-off of approximately $1.0 million of intangible lease liabilities in connection with the termination of a lease at our Silver Glen Crossings property in the second quarter of 2007. This decrease was partially offset by a $0.7 million increase related to the acceleration of in depreciation and amortization of vacated tenant costs related to the termination of tenants at five of our operating properties in the first half of 2008.

Other income decreased approximately $0.1 million, or 51%, primarily as a result of decreased interest income earned on our outstanding cash balances and decreased interest income earned on escrow reserves.

Interest expense increased approximately $2.3 million, or 19%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$2,069,650
Property acquired during 2008	275,147
Properties fully operational during 2007 and 2008 & other	(37,160)

Total	$2,307,637

Excluding the changes due to transitioned development properties and the acquisition of a property, the net $37,160 decrease in interest expense was primarily due to lower LIBOR rates on our variable rate debt, including the line of credit, in the first half of 2008 compared to the first half of 2007, partially offset by higher revolving credit facility balances.

Income tax expense increased $1.1 million, or 435%, primarily due to income taxes incurred by our taxable REIT subsidiary associated with the gain on the sale of land in the first quarter of 2008 and higher taxable fee income in the second quarter of 2008.

Minority interest in income of consolidated subsidiaries decreased $0.2 million, or 94%, primarily as a result of the minority partners’ share of income related to the sale of an outlot at our Beacon Hill property in the second quarter of 2007.

Liquidity and Capital Resources

Current State of Capital Markets and our Financing Strategy

Obtaining favorable financing is important to our business due to the capital needs of our existing development projects. The recent uncertainty in the credit markets has caused lending institutions to tighten credit standards, making it more difficult for individuals and companies to obtain financing on favorable terms, if at all. In light of this uncertainty in the credit markets in particular and in the economy in general, we intend to aggressively manage our balance sheet and, to the extent available to us, take advantage of low interest rates to refinance variable rate debt and minimize our interest rate risk. In January and February 2008, we were able to take advantage of current conditions and extend the maturity dates of outstanding indebtedness from 2008 to 2009 at six of our consolidated properties and one of our unconsolidated properties. In February 2008, we also refinanced fixed rate debt on outstanding indebtedness at one of our properties, replacing the fixed interest rate with a variable rate of LIBOR + 1.35% and extended the maturity date from 2008 to 2011. As a result of this activity, we extended the maturity dates to 2009 or later on approximately $83.4 million of our outstanding indebtedness, including our share of unconsolidated indebtedness. Subject to certain conditions, we also have the option to further extend the maturity date of approximately $75 million of this indebtedness for an additional year.

We may also seek to reduce the aggregate amount of indebtedness outstanding under our unsecured credit facility, discussed below, and diversify our capital structure. In July 2008, we entered into a $30 million unsecured term loan agreement, discussed below, and used a portion of the proceeds to pay down our unsecured revolving credit facility. Also, in the future we may also pursue additional joint venture capital partners and/or dispose of properties that are no longer core to our growth strategy. We will continue to monitor the capital markets and may consider raising capital through the issuance of our common stock, preferred stock or other securities.

As of June 30, 2008, we had cash and cash equivalents on hand of $12.0 million.

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

The amount that we may borrow under the unsecured facility is based on the value of properties in the unencumbered property pool. We currently have 46 unencumbered assets, 45 of which are wholly owned and used to calculate the amount available for borrowing under the unsecured credit facility and one of which is a joint venture asset. The major unencumbered assets include: Broadstone Station, Circuit City Plaza, Courthouse Shadows, Eagle Creek Lowes, Eastgate Pavilion, Four Corner Square, Glendale Town Center, Hamilton Crossing, King’s Lake, Market Street Village, PEN Products, Publix at Acworth, Shops at Eagle Creek, Silver Glen, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes. As of June 30, 2008, the total amount available for borrowing under the unsecured facility was approximately $30 million.

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

We were in compliance with all applicable covenants under the unsecured facility as of June 30, 2008.

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

Term Loan

In July 2008, we entered into a $30 million unsecured loan agreement arranged by KeyBanc Capital Markets which has an accordion feature that enables us to increase the loan amount up to a total of $60 million, subject to certain conditions, including syndication of the facility. The loan matures on July 15, 2011 and bears interest at LIBOR plus 265 basis points. A portion of the initial $30 million of proceeds from this loan was used to pay down our unsecured revolving credit facility. We are seeking to utilize the accordion feature and draw down the additional $30 million by August 31, 2008. We have received a commitment for

$25 million of the additional $30 million and are in discussions with other lenders to fund the remaining $5 million. We expect to use the remaining proceeds to pay down its revolving line of credit and other variable rate debt.

Our ability to borrow under the Term Loan is subject to our ongoing compliance with a number of financial and other covenants, including with respect to our amount of leverage, minimum fixed charge coverage ratio, and our minimum tangible net worth. Under the terms of the Term Loan, we are permitted to make distributions to our shareholders of up to 95% of our funds from operations provided that no event of default exists. If an event of default exists, we may only make distributions sufficient to maintain our REIT status. However, we may not make any distributions if an event of default resulting from nonpayment of bankruptcy exists, or if our obligations under the Term Loan are accelerated.

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

The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the six months ended June 30, 2008, we incurred approximately $0.3 million of costs for recurring capital expenditures on operating properties and also incurred approximately $0.7 million of costs for tenant improvements and external leasing commissions.

We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the unsecured facility, the Term Loan, and new construction loans.

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity. As of June 30, 2008, our Glendale Town Center, Shops at Eagle Creek, Bolton Plaza, and Rivers Edge properties were undergoing major redevelopment activities. We anticipate our investment in the redevelopment at Glendale Town Center, net of third party contributions, will be approximately $15 million. We also anticipate our investment in the redevelopment at Shops at Eagle Creek and Rivers Edge will be approximately $4 million and $5 million, respectively. We are currently in the process of analyzing several redevelopment plans at Bolton Plaza, and therefore at this time we cannot estimate the total amount of investment in that redevelopment. We expect to fund these investments through draws on our unsecured facility.

As of June 30, 2008, we had seven development projects in our current development pipeline. The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $160 million, of which approximately $102 million had been incurred as of June 30, 2008. Our share of the total estimated cost is approximately $105 million, of which we have incurred approximately $57 million as of June 30, 2008. We expect to fund our investment in these projects through a combination of new construction loans and draws on our unsecured credit facility.

One of the projects in our current development pipeline is Eddy Street Commons at the University of Notre Dame, a multi-use development located adjacent to the university in South Bend, Indiana, that includes retail, office, hotels, a parking garage, apartments and residential units. The City of South Bend has agreed to contribute $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City in the form of parking garage and infrastructure improvements and a cash commitment from the City.

This development will be completed in several phases. The initial phase of the project is currently under construction and will consist of the retail, office and apartment components which are estimated to cost a total of $70 million, of which the Company’s share is estimated to be $35 million. We will own the retail and office components while the apartments will be owned by a third party. Portions of this initial phase are scheduled to open in late 2009.

The hotel components of the project will be owned through a joint venture while the apartments and residential units are planned to be sold through relationships with developers, owners and operators that specialize in residential real estate. We do not expect to own the residential components of the project. We expect to receive development, construction management and other fees from various aspects of this project.

We have a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the project, with the exception of certain of the residential units, consistent with commitments it typically makes in connection with other bank-funded development projects. To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, we will be required to complete the construction, at which time we expect that it would seek title to the assets and assume any construction borrowings related to the assets. We will have certain remedies against the developers if they were to fail to complete the construction. The majority of our equity requirement for this project, if any, is expected to be satisfied through future borrowings.

In addition to our current development pipeline, we have a significant “visible shadow” development pipeline which includes land parcels that are in the final stages of preparation for construction to commence. As of June 30, 2008, this visible shadow pipeline consisted of five projects that are expected to contain approximately 2.6 million square feet at a total estimated project cost of approximately $327 million, of which our share is currently expected to be approximately $158 million. We expect to fund our investment in these projects through a combination of new construction loans and draws on our unsecured facility.

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

The Company has entered into an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The agreement allows for the Venture to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. Under the terms of the agreement, the Company has agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million.  The Company has the option to present to PREI additional opportunities with estimated project costs under $50 million. The agreement allows for equity capital contributions of up to $500 million to be made to the Venture for qualifying projects.  The Company expects contributions would be made on a project-by-project basis with PREI contributing 80% and the Company contributing 20% of the equity required. Our first project with PREI is Parkside Town Commons, which is currently in our visible shadow development pipeline.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Cash provided by operating activities was $21.7 million for the six months ended June 30, 2008, a decrease of $7.1 million from the first six months of 2007. The decrease in cash provided by operations was largely the result of the change in deferred costs and other assets between years of $9.5 million. This decrease was partially offset by a decrease in amortization of in-place lease liabilities of approximately $1.2 million, which was primarily due to the second quarter 2007 write-off of in-place lease liabilities at our Silver Glen Crossing property related to the termination of a tenant as well as an increase in accounts payable, accrued expenses, deferred revenues and other liabilities between years of approximately $0.7 million.

Cash used in investing activities was $57.9 million for the six months ended June 30, 2008, a decrease of $6.6 million compared to the first six months of 2007. The decrease in cash used in investing activities was primarily a result of a decrease of $8.0 million in property acquisitions and capital expenditures in the first six months of 2008 compared to the first six months of 2007, partially offset by a change in construction payables of approximately $2.0 million.

Cash provided by financing activities was $29.2 million for the six months ended June 30, 2008, an increase of $3.1 million compared to the first six months of 2007. Loan payments decreased approximately $110.9 million primarily as a result of the repayment of the principal amount outstanding under our then-existing secured credit facility in the first quarter of 2007. This decrease was partially offset by a decrease in loan proceeds, net of offering costs, of approximately $107.4 million, which was primarily related to the draw of $118.1 million in the first quarter of 2007 from the new unsecured credit facility to repay the principal amount outstanding under our then-existing secured revolving credit facility and retire the secured revolving credit facility.

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

The following table reconciles our net income to FFO for the three and six months ended June 30, 2008 and 2007 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net income	$2,459,289	$2,766,127	$5,166,588	$4,404,177
Add Limited Partners’ interests in income	697,273	788,442	1,474,271	1,264,005
Add depreciation and amortization of consolidated entities, net of minority interest	8,318,380	8,011,344	16,301,494	16,647,218
Add depreciation and amortization of unconsolidated entities	101,571	100,762	202,628	201,964

Funds From Operations of the Kite Portfolio[1]	11,576,513	11,666,675	23,144,981	22,517,364
Deduct Limited Partners’ interests in Funds From Operations	(2,558,418)	(2,590,819)	(5,138,186)	(5,021,372)

Funds From Operations allocable to the Company[1]	$9,018,095	$9,075,856	$18,006,795	$17,495,992

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do, however, have certain obligations to some of our unconsolidated joint venture arrangements, including our joint venture with PREI with respect to our Parkside Town Commons development. As of June 30, 2008, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon the commencement of construction.

As of June 30, 2008, our share of unconsolidated joint venture indebtedness was $29.7 million. Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture. As of June 30, 2008, the Operating Partnership had guaranteed unconsolidated joint venture debt of $21.6 million in the event the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

Contractual Obligations

The only significant changes to our contractual obligations to third parties since December 31, 2007 our the commitments undertaken in connection with the commencement of construction activities in the second quarter of 2008 at our Eddy Street Commons development at the University of Notre Dame. Eddy Street Commons is a multi-use development located adjacent to the university in South Bend, Indiana, that includes retail, office, hotels, a parking garage, apartments and residential units. The City of South Bend has agreed to contribute $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City in the form of parking garage and infrastructure improvements and a cash commitment from the City.

This development will be completed in several phases. The initial phase of the project is currently under construction and will consist of the retail, office and apartment components which are estimated to cost a total of $70 million, of which the Company’s share is estimated to be $35 million. We will own the retail and office components while the apartments will be owned by a third party. Portions of this initial phase are scheduled to open in late 2009.

The hotel components of the project will be owned through a joint venture while the apartments and residential units are planned to be sold through relationships with developers, owners and operators that specialize in residential real estate. We do not expect to own the residential components of the project. We expect to receive development, construction management and other fees from various aspects of this project.

We have a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the project, with the exception of certain of the residential units, consistent with commitments it typically makes in connection with other bank-funded development projects. To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, we will be required to complete the construction, at which time we expect that it would seek title to the assets and assume any construction borrowings related to the assets. We will have certain remedies against the developers if they were to fail to complete the construction. The majority of our equity requirement for this project, if any, is expected to be satisfied through future borrowings.

We have a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the project, with the exception of certain of the residential units, consistent with commitments it typically makes in connection with other bank-funded development projects. To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, we will be required to complete the construction, at which time we will seek title to the assets and assume any construction borrowings related to the assets. We will have certain remedies against the developers if they were to fail to complete the construction. The majority of our equity requirement for this project, if any, is expected to be satisfied through future borrowings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms.

Market Risk Related to Fixed and Variable Rate Debt

We had approximately $690.6 million of outstanding consolidated indebtedness as of June 30, 2008 (inclusive of net premiums on acquired debt of $1.6 million). As of June 30, 2008, we were party to six consolidated interest rate hedge agreements for a total of $133.7 million, with interest rates ranging from 5.13% to 6.32% and maturities over various terms through 2011. Including the effects of these swaps, our fixed and variable rate debt would have been approximately $466.1 million (68%) and $222.8 million (32%), respectively, of our total consolidated indebtedness at June 30, 2008. Reflecting our share of unconsolidated debt and the effect of their swaps, our fixed and variable rate debt is also 68% and 32%, respectively, of total consolidated and our share of unconsolidated indebtedness at June 30, 2008.

Based on the amount of our fixed rate debt, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $16.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $17.8 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of June 30, 2008 would increase or decrease our annual cash flow by approximately $2.2 million.

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

Changes in Internal Control Over Financial Reporting

In the second quarter of 2008, the Company began a phased implementation of a new information technology system to be used as our primary accounting system. The implementation is currently scheduled to be completed in multiple phases through the remainder of 2008. The transition to the new information technology system includes significant testing of the system prior to implementation, training of employees who will be using the system and updating of our internal control process and procedures that will be impacted by the implementation. During each phase of the implementation, an appropriate level of testing and monitoring of the financial results recorded in the system will be conducted and our management will update the system of internal control over the impacted areas.

During the three months ended June 30, 2008, a portion of our accounting and financial reporting was performed on the new system. Accordingly, our system of internal control over accounting and financial reporting has been updated.

Other than the foregoing, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The 2008 annual meeting of shareholders for Kite Realty Group Trust took place on May 6, 2008.  At the meeting, shareholders elected seven trustees to serve one-year terms expiring at the 2009 annual meeting of shareholders.  Each of the nominees as listed in the Company’s proxy statement was elected.  The number of shares voted for or withheld as to each nominee was as follows:

Nominee	For	Withheld

Alvin E. Kite, Jr.	26,091,999	74,739
John A. Kite	26,121,847	44,891
William E. Bindley	26,120,547	46,191
Dr. Richard A. Cosier	26,122,299	44,439
Eugene Golub	26,120,747	45,991
Gerald L. Moss	26,119,747	46,991
Michael L. Smith	15,505,895	10,660,843

At the annual meeting, the shareholders also voted to ratify the appointment of Ernst & Young, LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2008.  The number of shares voted for, against and abstaining on this proposal was as follows:

	For	Against	Abstain

Ratification of Ernst & Young, LLP as the Company’s independent registered public accounting firm	26,147,386	16,937	2,413

At the annual meeting, the shareholders also voted to adopt the Kite Realty Group Trust 2008 Employee Share Purchase Plan.  The number of shares voted for, against and abstaining on this proposal was as follows:

	For	Against	Abstain	Broker Non-Vote

Adoption of the Kite Realty Group Trust 2008 Employee Share Purchase Plan	24,770,301	19,944	14,202	1,362,290

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location

10.1	Kite Realty Group Trust 2008 Employee Share Purchase Plan	incorporated by reference to the registrant’s Form 8-K filed with the Commission on May 12, 2008

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

August 11, 2008	By:	/s/ John A. Kite

(Date)		John A. Kite
Chief Executive Officer and President
(Principal Executive Officer)

August 11, 2008	By:	/s/ Daniel R. Sink

(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)