Form 10-Q
period 2008-09-30
KITE REALTY GROUP TRUST
filed 2008-11-10
CIK 1286043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of Common Shares outstanding as of November 7, 2008 was 34,017,345 ($.01 par value)

KITE REALTY GROUP TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which cannot be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•	national and local economic, business, real estate and other market conditions;
•	the ability of tenants to pay rent;
•	the competitive environment in which the Company operates;
•	financing risks, including access to capital on desirable terms;
•	property ownership and management risks;
•	the level and volatility of interest rates;
•	the financial stability of tenants;
•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;
•	acquisition, disposition, development and joint venture risks;
•	potential environmental and other liabilities;
•	other factors affecting the real estate industry generally; and
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

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007

Assets:
Investment properties, at cost:
Land	$237,864,199	$210,486,125
Land held for development	25,431,845	23,622,458
Buildings and improvements	700,868,371	624,500,501
Furniture, equipment and other	4,993,966	4,571,354
Construction in progress	180,087,721	187,006,760

	1,149,246,102	1,050,187,198
Less: accumulated depreciation	(100,582,227)	(84,603,939)

	1,048,663,875	965,583,259
Cash and cash equivalents	11,597,842	19,002,268
Tenant receivables, including accrued straight-line rent of $7,610,684 and $6,653,244, respectively, net of allowance for uncollectible accounts	17,236,771	17,200,458
Other receivables	8,775,409	7,124,485
Investments in unconsolidated entities, at equity	1,575,710	1,079,937
Escrow deposits	12,782,323	14,036,877
Deferred costs, net	22,133,104	20,563,664
Prepaid and other assets	4,012,382	3,643,696

Total Assets	$1,126,777,416	$1,048,234,644

Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$728,823,323	$646,833,633
Accounts payable and accrued expenses	44,696,193	36,173,195
Deferred revenue and other liabilities	24,353,570	26,127,043
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	825,483	234,618
Minority interest	4,416,656	4,731,211

Total Liabilities	803,115,225	714,099,700
Commitments and contingencies
Limited Partners’ interests in Operating Partnership	70,882,020	74,512,093
Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized 29,266,493 shares and 28,981,594 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	292,665	289,816
Additional paid in capital and other	295,889,905	293,897,673
Accumulated other comprehensive loss	(2,118,126)	(3,122,482)
Accumulated deficit	(41,284,273)	(31,442,156)

Total Shareholders’ Equity	252,780,171	259,622,851

Total Liabilities and Shareholders’ Equity	$1,126,777,416	$1,048,234,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Month Ended September 30,

	2008	2007	2008	2007

Revenue:
Minimum rent	$19,113,753	$17,986,066	$56,292,261	$53,718,366
Tenant reimbursements	4,734,427	4,525,236	14,676,286	13,865,960
Other property related revenue	3,797,675	3,223,938	11,934,334	7,961,957
Construction and service fee revenue	7,355,282	7,583,235	19,955,122	23,630,103

Total revenue	35,001,137	33,318,475	102,858,003	99,176,386
Expenses:
Property operating	4,184,274	3,827,878	12,690,912	11,436,900
Real estate taxes	3,619,869	3,132,986	10,169,369	8,848,531
Cost of construction and services	6,139,131	6,539,643	16,927,765	21,126,869
General, administrative, and other	1,452,845	1,702,354	4,422,201	4,758,278
Depreciation and amortization	8,295,167	7,019,703	24,915,498	23,858,996

Total expenses	23,691,286	22,222,564	69,125,745	70,029,574

Operating income	11,309,851	11,095,911	33,732,258	29,146,812
Interest expense	(7,512,825)	(6,619,179)	(22,117,890)	(18,916,607)
Income tax expense of taxable REIT subsidiary	(131,691)	(32,789)	(1,536,777)	(295,395)
Other income	45,619	519,760	142,527	719,355
Minority interest in income of consolidated subsidiaries	(22,230)	(14,781)	(37,830)	(264,002)
Equity in earnings of unconsolidated entities	65,640	48,024	212,935	217,899
Limited Partners’ interests in the Operating Partnership	(833,468)	(1,124,927)	(2,307,739)	(2,376,206)

Income from continuing operations	2,920,896	3,872,019	8,087,484	8,231,856
Operating income from discontinued operations, net of Limited Partners’ interests	—	19,376	—	63,716

Net income	$2,920,896	$3,891,395	$8,087,484	$8,295,572

Income per common share – basic
Continuing operations	$0.10	$0.13	$0.28	$0.29
Discontinued operations	—	—	—	—

	$0.10	$0.13	$0.28	$0.29

Income per common share – diluted
Continuing operations	$0.10	$0.13	$0.28	$0.28
Discontinued operations	—	—	—	—

	$0.10	$0.13	$0.28	$0.28

Weighted average common shares outstanding - basic	29,189,424	28,915,137	29,122,272	28,889,279

Weighted average common shares outstanding - diluted	29,201,838	29,139,244	29,152,576	29,180,860

Dividends declared per common share	$0.205	$0.205	$0.615	$0.595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,

	2008	2007

Cash flows from operating activities:
Net income	$8,087,484	$8,295,572
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in income of consolidated subsidiaries	37,830	264,002
Equity in earnings of unconsolidated entities	(212,935)	(217,899)
Limited Partners’ interests in Operating Partnership	2,307,739	2,394,599
Straight-line rent	(957,440)	(1,151,580)
Depreciation and amortization	25,756,803	24,724,006
Provision for credit losses	442,075	522,323
Compensation expense for equity awards	626,640	568,087
Amortization of debt fair value net premium	(323,144)	(323,144)
Amortization of in-place lease liabilities	(2,800,053)	(3,826,101)
Minority interest distributions	(470,286)	(416,479)
Distributions of income from unconsolidated entities	297,105	289,792
Changes in assets and liabilities:
Tenant receivables	479,052	(423,578)
Deferred costs and other assets	(6,215,967)	(1,702,652)
Accounts payable, accrued expenses, deferred revenue and other liabilities	3,631,524	(1,523,754)

Net cash provided by operating activities	30,686,427	27,473,194
Cash flows from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(97,504,490)	(87,038,239)
Change in construction payables	(1,167,916)	2,356,155
Cash receipts on notes receivable	729,167	3,426,820
Contributions to unconsolidated entities	(615,364)	—
Distributions of capital from unconsolidated entities	725,235	106,728

Net cash used in investing activities	(97,833,368)	(81,148,536)
Cash flows from financing activities:
Offering proceeds, net of offering costs	856,269	495,814
Loan proceeds	175,017,497	202,975,750
Loan transaction costs	(1,303,470)	(1,249,080)
Loan payments	(91,824,043)	(138,342,313)
Proceeds from exercise of stock options	—	11,996
Purchase of Limited Partner’s interests	—	(55,803)
Distributions paid - shareholders	(17,885,480)	(16,895,064)
Distributions paid - unitholders	(5,118,258)	(4,913,375)

Net cash provided by financing activities	59,742,515	42,027,925

Net change in cash and cash equivalents	(7,404,426)	(11,647,417)
Cash and cash equivalents, beginning of period	19,002,268	23,952,594

Cash and cash equivalents, end of period	$11,597,842	$12,305,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States. The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiary. At September 30, 2008, the Company owned interests in 57 operating properties (consisting of 52 retail properties, four commercial operating properties and an associated parking garage) and owned 10 properties under development or redevelopment (including Shops at Eagle Creek, Bolton Plaza, Rivers Edge, Courthouse Shadows, and Four Corner Square, all of which are undergoing a redevelopment). Of the 67 total properties held at September 30, 2008, the Company owned a controlling interest in all but two operating properties and one parcel of pre-development land (collectively the “unconsolidated joint venture properties”), all three of which are accounted for under the equity method.

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

As of September 30, 2008 the Company had investments in seven joint ventures that are VIEs in which the Company is the primary beneficiary. As of September 30, 2008, these VIEs had total debt of approximately $112 million which is secured by assets of the VIEs totaling approximately $189 million. The Operating Partnership guarantees the debt of these VIEs.

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

Certain prior year amounts related only to discontinued operations have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income previously reported.

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest. The Company adjusts the Limited Partners’ interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership. This adjustment is reflected in the Company’s shareholders’ equity. The

Company’s and the Limited Partners’ interests in the Operating Partnership for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Company’s weighted average diluted interest in Operating Partnership	77.9%	77.6%	77.8%	77.6%
Limited Partners’ weighted average diluted interests in Operating Partnership	22.1%	22.4%	22.2%	22.4%

The Company’s and the Limited Partners’ interests in the Operating Partnership at September 30, 2008 and December 31, 2007 were as follows:

	At September 30, 2008	At December 31, 2007

Company’s interest in Operating Partnership	78.1%	77.7%
Limited Partners’ interests in Operating Partnership	21.9%	22.3%

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged for cash or shares under certain circumstances, and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees. For the three and nine months ended September 30, 2008 and 2007, all of the Company’s outstanding deferred share units had a potentially dilutive effect. In addition, for the three months ended September 30, 2007 and the nine months ended September 30, 2008 and 2007, outstanding share options also had a potentially dilutive effect. The dilutive effect of these securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Dilutive effect of outstanding share options to outstanding common shares	—	216,861	19,930	286,759
Dilutive effect of deferred share units to outstanding common shares	12,414	7,246	10,373	4,822

Total dilutive effect	12,414	224,107	30,303	291,581

For the three and nine month periods ended September 30, 2008, approximately 1.4 million and 0.9 million, respectively, outstanding common share options were excluded from the computation of diluted earnings per share because their impact was anti-dilutive.

Note 4. Significant Acquisition Activities

2008 Acquisitions

The Company made the following significant acquisitions in the first nine months of 2008:

•

On July 15, 2008, the Company purchased approximately 123 acres of land in Holly Springs, North Carolina for $21.6 million, which was funded with borrowings from the Company’s unsecured revolving credit facility. In addition, on October 1, 2008, the Company purchased an additional 18 acres of land adjacent to this location for approximately $5.0 million, which was also funded with borrowings from the Company’s unsecured revolving credit facility. These land parcels are connected to land previously purchased by the Company and will be used for future development purposes.

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

•

In February 2008, the Company purchased Rivers Edge Shopping Center, a 111,000 square foot shopping center located in Indianapolis, Indiana, for $18.3 million, with the intent to redevelop it (See Note 5). The Company utilized approximately $2.7 million of proceeds from the November 2007 sale of its 176th & Meridian property. The remaining purchase price of $15.6 million was funded initially through a draw on the Company’s unsecured credit facility and subsequently refinanced with a variable rate loan bearing interest at LIBOR + 125 basis points and maturing on February 3, 2009. In October 2008, the Company extended the maturity date on this loan one additional year. The Company is in the process of redeveloping this property. The results of operations of 176th & Meridian have been reflected as discontinued operations for the three and nine month periods ended September 30, 2007.

•

In February 2008, the Company acquired the remaining 15% economic interest from its joint venture partner in Bolton Plaza in Jacksonville, Florida for $0.3 million. The Company is currently in the process of redeveloping this property.

The Company allocates the purchase price of properties to tangible and identified intangibles acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards No 141, “Business Combinations” (“SFAS No. 141”). The fair value of real estate acquired is allocated to land and buildings, while the fair value of in-place leases, consisting of above-market and below-market rents and other intangibles, is allocated to intangible assets and liabilities. Purchase price allocations for the Rivers Edge Shopping Center are preliminary until finalized in 2009.

Note 5. Redevelopment Activity

Glendale Town Center

In 2007, the Company began to redevelop the Glendale Mall property in Indianapolis, Indiana into a 685,000 total square foot power center (renamed Glendale Town Center). This center’s primary anchor, a new 129,000 square foot (non-owned) Target, opened in July 2008. The center also includes Macy's, Lowe's Home Improvement (non-owned), Staples, Kerasotes Theatre, Panera Bread, the Indianapolis-Marion County Public Library, a number of new small shops and professional office spaces and one additional outlot. As of September 30, 2008, this center was approximately 92% leased. The redevelopment of this property is substantially complete and, accordingly, it was transferred into the operating portfolio from the redevelopment pipeline in the third quarter of 2008.

Shops at Eagle Creek

The Company is currently redeveloping the space formerly occupied by Winn-Dixie at the Shops at Eagle Creek in Naples, Florida into two smaller spaces. Staples signed a lease for approximately 25,800 square feet of the space and opened for business in August 2008. The Company is continuing to market the remaining space for lease.  The Company has also completed a number of additional renovations at the property through the first nine months of 2008, including a new roof on the Staples and remaining junior anchor spaces, new store fronts, masonry additions to the façade and columns as well as new parking lot pavement, parking bumpers and striping. The Company currently anticipates its total investment in the redevelopment at Shops at Eagle Creek will be approximately $3.5 million.

Bolton Plaza

The Company is in the process of redeveloping its Bolton Plaza Shopping Center in Jacksonville, Florida. The former anchor tenant’s lease at the shopping center expired in May 2008 and was not renewed. This property was moved to the redevelopment pipeline in the second quarter of 2008. The Company currently anticipates its total investment in the redevelopment at Bolton Plaza will be approximately $6.2 million.

Rivers Edge

The Company is in the process of redeveloping its Rivers Edge Shopping Center in Indianapolis, Indiana. The current anchor tenant’s lease at this property will expire in March 2010 and the Company is marketing the space to potential anchor tenants for the center upon that anchor tenant’s departure. This property was moved to the redevelopment pipeline in the second quarter of 2008. The Company currently anticipates its total investment in the redevelopment at Rivers Edge will be approximately $5 million.

Courthouse Shadows

The Company is in the process of redeveloping its Courthouse Shadows Shopping Center in Naples, Florida. In addition to the existing center, the Company may construct an additional building to support approximately 6,000 square feet of small shop space. The Company also intends to modify the existing façade, pylon signage, and upgrade the landscaping and lighting. This property was moved to the redevelopment pipeline in the third quarter of 2008. The Company currently anticipates its total investment in the redevelopment at Courthouse Shadows will be approximately $2.5 million.

Four Corner Square

The Company is currently redeveloping its Four Corner Square Shopping Center in Maple Valley, Washington. In addition to the existing center, the Company also owns approximately ten acres of land adjacent to the center which will be utilized in the redevelopment. The Company intends to construct several new buildings as well as maintaining portions of the existing buildings at the center. The Company anticipates the majority of the existing center will remain open during the redevelopment. This property was moved to the redevelopment pipeline in the third quarter of 2008. The Company currently anticipates its total investment in the redevelopment at Four Corner Square will be approximately $0.5 million.

Note 6. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at September 30, 2008 and December 31, 2007:

	Balance at

	September 30, 2008		December 31, 2007

Line of credit	$148,574,024	[1]	$152,774,024
Term loan	55,000,000		—
Mortgage notes payable - fixed rate	331,814,897		337,544,839
Construction notes payable - variable rate	167,139,919		150,128,993
Mortgage notes payable - variable rate	24,778,141		4,546,291
Net premiums on acquired debt	1,516,342		1,839,486

Total mortgage and other indebtedness	$728,823,323		$646,833,633

____________________
1

On October 7, 2008, as further discussed below and in Note 12, the Company completed an offering of 4,750,000 common shares under a previously filed registration statement, for net offering proceeds of approximately $47.8 million, all of which were used to repay borrowings under the Company’s unsecured revolving credit facility.

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at September 30, 2008, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total

Fixed rate debt	$331,814,897	6.2	6.01%	46%
Floating rate debt (hedged)	188,700,000	1.9	5.99%	26%

Total fixed rate debt	520,514,897	4.7	6.00%	72%
Construction debt	167,139,919	0.7	5.47%	23%
Other variable rate debt	228,352,165	2.3	5.59%	31%
Floating rate debt (hedged)	(188,700,000)	-1.9	-5.69%	-26%

Total variable rate debt	206,792,084	1.4	5.40%	28%
Net premiums on acquired debt	1,516,342	N/A	N/A	N/A

Total debt	$728,823,323	3.7	5.83%	100%

Mortgage and construction loans are collateralized by certain real estate properties. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022. Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread of 115 to 200 basis points. At September 30, 2008, the one-month LIBOR interest rate was 3.93%. Fixed interest rates on mortgage loans range from 5.11% to 7.65%.

For the nine months ended September 30, 2008, the Company had loan borrowing proceeds of $175.0 million and loan repayments of $92.7 million. The major components of this activity are as follows:

•

In July 2008, as further described below, the Company entered into a $30 million unsecured term loan agreement which has an accordion feature that enables the Company to increase the loan amount up to a total of $60 million, subject to certain conditions. In August 2008, the Company entered into an amendment to the unsecured term loan agreement which, among other things, increased the amount available for borrowing under the original term loan agreement by an additional $25 million, which amount was subsequently drawn, resulting in an aggregate amount outstanding under the term loan of $55 million, the majority of which was used to pay down the Company’s unsecured revolving credit facility;

•

In July 2008, the Company purchased approximately 123 acres of land in Holly Springs, North Carolina for $21.6 million (see Note 4), which was funded with borrowings from the Company’s unsecured revolving credit facility;

•

In April 2008, one of the Company’s consolidated joint ventures, in which the Company owns an 85% interest, purchased a parcel of land at Pan Am Plaza (see Note 4), for approximately $3.8 million. The Company funded the joint venture’s purchase with borrowings from the Company’s unsecured revolving credit facility;

•

In February 2008, the Company purchased Rivers Edge Shopping Center (see Note 4) with a $15.6 million draw on the Company’s unsecured revolving credit facility and $2.7 million of the proceeds from the November 2007 sale of its 176th & Meridian property. Subsequently, the Company placed $16.6 million of variable rate debt on this property with an interest rate of LIBOR + 1.25% and a maturity date of February 3, 2009, the proceeds of which were used to pay down the unsecured revolving credit facility. In October 2008, the Company extended the maturity date on this loan one additional year;

•

In addition to the preceding activity, the Company used proceeds from its unsecured revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $39.1 million for development, redevelopment, acquisitions and general working capital purposes; and

•	The Company made scheduled principal payments totaling approximately $2.3 million during the nine months ended September 30, 2008.

Term Loan

On July 15, 2008, the Operating Partnership entered into a $30 million unsecured term loan agreement (the “Term Loan”) arranged by KeyBanc Capital Markets Inc., which has an accordion feature that enables the Operating Partnership to increase the loan amount up to a total of $60 million, subject to certain conditions. The Operating Partnership’s ability to borrow under the Term Loan is subject to ongoing compliance by the Company, the Operating Partnership and their subsidiaries with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the Term Loan requires that the Company satisfy certain financial covenants. The Term Loan matures on July 15, 2011 and bears interest at LIBOR plus 265 basis points. A significant portion of the initial $30 million of proceeds from the Term Loan was used to pay down the Company’s unsecured revolving credit facility.

On August 18, 2008, the Operating Partnership entered into an amendment to the Term Loan, which, among other things, increased the amount available for borrowing under the original term loan agreement by an additional $25 million. This amount was subsequently drawn, resulting in an aggregate amount outstanding under the Term Loan of $55 million. The additional $25 million of proceeds of borrowings under the Term Loan were used to pay down our unsecured revolving credit facility. In connection with the term loan, in September 2008, we entered into a cash flow hedge for the entire $55 million outstanding at an interest rate of 5.92%.

Unsecured Revolving Credit Facility

In February 2007, the Operating Partnership entered into an amended and restated four-year $200 million unsecured revolving credit facility (the “unsecured facility”) with a group of financial institutions led by Key Bank National Association, as agent. The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option. Initial proceeds of approximately $118 million were drawn from the unsecured facility to repay the principal amount outstanding under the Company’s then-existing secured revolving credit facility and retire the secured revolving credit facility. Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on the Company’s leverage ratio. The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount. Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $400 million if there are sufficient unencumbered assets to support the additional borrowings. .The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

The amount that the Company may borrow under the unsecured facility is based on the value of properties in its unencumbered property pool. The Company currently has 46 unencumbered assets, 45 of which are wholly owned and used to calculate the amount available for borrowing under the unsecured credit facility and one of which is a joint venture asset. The major unencumbered assets include: Broadstone Station, Circuit City Plaza, Courthouse Shadows, Eagle Creek Lowes, Eastgate Pavilion, Four Corner Square, Glendale Town Center, Hamilton Crossing, King’s Lake, Market Street Village, PEN Products, Publix at Acworth, Shops at Eagle Creek, Silver Glen, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes. As of September 30, 2008, the total amount available for borrowing under the unsecured facility was approximately $51.4 million.

On October 7, 2008, as further discussed in Note 12, the Company completed an equity offering of 4,750,000 common shares under a previously filed registration statement, for net offering proceeds of approximately $47.8 million, all of which was used to repay borrowings under the Company’s unsecured revolving credit facility. As of November 10, 2008 approximately $80 million was available to be drawn under this facility.

Refinancing Activity

In October 2008, the Company extended the maturity dates from 2009 to 2010 on its variable rate debt at four of its consolidated properties (Estero Town Center, Tarpon Springs Plaza, Rivers Edge Shopping Center, and Bridgewater Marketplace).

In addition, in October 2008, the Company also refinanced its variable rate debt at its Gateway Shopping Center and extended the maturity date from August 2009 to October 2011. As a result of these activities, the Company extended the maturity dates to 2010 or later on approximately $78.8 million of indebtedness previously due in 2009. In addition, the Company is also pursuing additional refinancing options on certain of its other variable rate debt instruments, including a loan commitment currently in place to extend the maturity date from 2009 to 2011 on variable rate debt of approximately $21.0 million at one of its properties and another loan commitment currently in place for $22.4 million of new borrowings at one of its unencumbered properties, the proceeds of which the Company anticipates utilizing to extinguish debt at three of its operating properties. The Company expects both of these loan commitments to close in the fourth quarter of 2008. Also see our discussion in “Liquidity and Capital Resources” beginning on page 30 of this report for further details on the Company’s refinancing activities.

Giving effect of the accomplished October 2008 debt refinancing activities discussed above, the Company’s scheduled principal repayments on consolidated mortgage and other indebtedness is detailed below:

2008	$18,683,997
2009[1,2]	111,470,136
2010[1]	74,237,941
2011[2,3]	247,746,499
2012	38,904,933
Thereafter	236,263,475

727,306,981
Unamortized Premiums	1,516,342

Total	$728,823,323

____________________
1

In October 2008, the Company extended the maturity dates from 2009 to 2010 on its variable rate debt at four of its consolidated properties. As a result, $60.9 million of obligations previously due in 2009 are now due in 2010, as reflected in the table above.

2

In February 2008, the Company refinanced variable rate debt at one of its consolidated properties and extended the maturity date from 2009 to 2011. As a result, $17.9 million of obligations previously due in 2008 are now due in 2011, as reflected in the table above.

3	Amount due in 2011 includes the outstanding balance on our unsecured revolving credit facility, which has a one-year extension option.

Note 7. Shareholders’ Equity

On August 5, 2008, the Company’s Board of Trustees declared a regular cash distribution of $0.205 per common share for the third quarter of 2008.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.205 per Operating Partnership unit for the same period.  These distributions were accrued as of September 30, 2008 and were paid on October 17, 2008 to shareholders and unitholders of record as of October 7, 2008.

In March 2008, the Compensation Committee of the Company’s Board of Trustees approved a long-term equity incentive compensation award to the three executive officers of the Company. These awards were payable in restricted shares or share options, at the election of the recipient, with options being valued using a Black-Scholes valuation methodology. Each of the individuals elected to receive share options, and as a result, a total of 429,692 share options were issued with an exercise price of $12.29. These options will vest ratably over five years beginning on the first anniversary date of the grant.

Note 8. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates. In order to manage volatility relating to interest rate risk, the Company enters into interest rate hedging transactions from time to time. The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges. As of September 30, 2008, the Company was party to seven consolidated cash flow hedge agreements for a total of $188.7 million, which fix interest rates at 5.13% to 6.42% and mature over various terms through 2011. In addition, one of the Company’s unconsolidated joint venture properties is party to a cash flow hedge agreement for $42 million, of which the Company’s share is $16.8 million, that fixes the interest rate at 5.60% and matures in March 2009.

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and the creditworthiness of both the Company and the counterparty.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The only assets or liabilities that the Company records at fair value on a recurring basis are interest rate hedge agreements. The fair value of the Company’s share of the consolidated interest rate hedge agreements as of September 30, 2008 was approximately $2.9 million, including accrued interest.

The following sets forth comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net income	$2,920,896	$3,891,395	$8,087,484	$8,295,572
Other comprehensive income (loss), net of Limited Partners’ interests[1]	560,529	(1,423,083)	1,004,356	(1,383,122)

Comprehensive income	$3,481,425	$2,468,312	$9,091,840	$6,912,450

____________________
1	Represents the Company’s share of the changes in the fair value of derivative instruments accounted for as cash flow hedges.

Note 9. Segment Data

The operations of the Company are aligned into two business segments: (1) real estate operation and (2) development, construction and advisory services. Segment data of the Company for the three and nine months ended September 30, 2008 and 2007 are as follows:

Three Months Ended September 30, 2008	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$27,970,278	$21,129,226	$49,099,504	$(14,098,367)	$35,001,137
Operating expenses, cost of construction and services, general, administrative and other	8,528,680	20,893,948	29,422,628	(14,026,509)	15,396,119
Depreciation and amortization	8,253,448	41,719	8,295,167	—	8,295,167

Operating income	11,188,150	193,559	11,381,709	(71,858)	11,309,851
Interest expense	(7,640,125)	(60,031)	(7,700,156)	187,331	(7,512,825)
Income tax expense of taxable REIT subsidiary	—	(131,691)	(131,691)	—	(131,691)
Other income	229,307	3,643	232,950	(187,331)	45,619
Minority interest in income of consolidated subsidiaries	(22,230)	—	(22,230)	—	(22,230)
Equity in earnings of unconsolidated entities	65,640	—	65,640	—	65,640
Limited Partners’ interests in the Operating Partnership	(848,204)	(1,217)	(849,421)	15,953	(833,468)

Net income (loss)	$2,972,538	$4,263	$2,976,801	$(55,905)	$2,920,896

Total assets	$1,112,709,583	$56,880,750	$1,165,590,333	$(42,812,917)	$1,126,777,416

Three Months Ended September 30, 2007	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$26,266,572	$27,118,188	$53,384,760	$(20,066,285)	$33,318,475
Operating expenses, cost of construction and services, general, administrative and other	7,953,342	25,898,013	33,851,355	(18,648,494)	15,202,861
Depreciation and amortization	6,983,045	36,658	7,019,703	—	7,019,703

Operating income	11,330,185	1,183,517	12,513,702	(1,417,791)	11,095,911
Interest expense	(6,711,227)	(225,625)	(6,936,852)	317,673	(6,619,179)
Income tax expense of taxable REIT subsidiary	—	(32,789)	(32,789)	—	(32,789)

Other income	519,760	—	519,760	—	519,760
Minority interest in income of consolidated subsidiaries	(14,781)	—	(14,781)	—	(14,781)
Equity in earnings of unconsolidated entities	48,024	—	48,024	—	48,024
Limited Partners’ interests in the Operating Partnership	(1,163,424)	(208,438)	(1,371,862)	246,935	(1,124,927)

Income from continuing operations	4,008,537	716,665	4,725,202	(853,183)	3,872,019
Operating income from discontinued operations, net of Limited Partners’ interests	19,376	—	19,376	—	19,376

Net income	$4,027,913	$716,665	$4,744,578	$(853,183)	$3,891,395

Total assets	$1,032,727,425	$47,108,079	$1,079,835,504	$(46,019,568)	$1,033,815,936

Nine Months Ended September 30, 2008	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$80,536,382	$57,321,668	$137,858,050	$(35,000,047)	$102,858,003
Operating expenses, cost of construction and services, general, administrative and other	25,079,029	53,469,052	78,548,081	(34,337,834)	44,210,247
Depreciation and amortization	24,792,949	122,549	24,915,498	—	24,915,498

Operating income	30,664,404	3,730,067	34,394,471	(662,213)	33,732,258
Interest expense	(22,334,390)	(329,932)	(22,664,322)	546,432	(22,117,890)
Income tax expense of taxable REIT subsidiary	—	(1,536,777)[1]	(1,536,777)	—	(1,536,777)
Other income	686,567	2,392	688,959	(546,432)	142,527
Minority interest in income of consolidated subsidiaries	(37,830)	—	(37,830)	—	(37,830)
Equity in earnings of unconsolidated entities	212,935	—	212,935	—	212,935
Limited Partners’ interests in the Operating Partnership	(2,040,554)	(414,196)	(2,454,750)	147,011	(2,307,739)

Net income	$7,151,132	$1,451,554	$8,602,686	$(515,202)	$8,087,484

Total assets	$1,112,709,583	$56,880,750	$1,165,590,333	$(42,812,917)	$1,126,777,416

____________________
1	Revenue includes $3.0 million of net proceeds from the sale of land at a property within the Company’s taxable REIT subsidiary. Income tax expense related to this sale was approximately $1.1 million.

Nine Months Ended September 30, 2007	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$76,859,666	$73,771,872	$150,631,538	$(51,455,152)	$99,176,386
Operating expenses, cost of construction and services, general, administrative and other	24,553,040	70,734,885	95,287,925	(49,117,347)	46,170,578
Depreciation and amortization	23,785,781	73,215	23,858,996	—	23,858,996

Operating income	28,520,845	2,963,772	31,484,617	(2,337,805)	29,146,812
Interest expense	(19,117,103)	(528,301)	(19,645,404)	728,797	(18,916,607)
Income tax expense of taxable REIT subsidiary	—	(295,395)	(295,395)	—	(295,395)
Other income	719,355	—	719,355	—	719,355
Minority interest in income of consolidated subsidiaries	(264,002)	—	(264,002)	—	(264,002)
Equity in earnings of unconsolidated entities	217,899	—	217,899	—	217,899

Limited Partners’ interests in the Operating Partnership	(2,257,246)	(479,378)	(2,736,624)	360,418	(2,376,206)

Income from continuing operations	7,819,748	1,660,698	9,480,446	(1,248,590)	8,231,856
Operating income from discontinued operations, net of Limited Partners’ interests	63,716	—	63,716	—	63,716

Net income	$7,883,464	$1,660,698	$9,544,162	$(1,248,590)	$8,295,572

Total assets	$1,032,727,425	$47,108,079	$1,079,835,504	$(46,019,568)	$1,033,815,936

Note 10. New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not believe the adoption of SFAS No. 161 will have a material impact on the Company’s financial position or results of operations.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements.” SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 requires a reclassification of minority interest within the equity section of the balance sheet and presentation on the consolidated statement of operations as an allocation of net income, rather than an expense recorded to arrive at net income. Although the presentation of the Company’s noncontrolling interests in subsidiaries will change as a result of the adoption of SFAS No. 160, the Company does not believe the adoption of SFAS No. 160 will have a material impact on the Company’s financial position or results of operations.

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

This development will be completed in several phases. The initial phase of the project is currently under construction and is expected to consist of the retail, office and apartment components which are estimated to cost a total of $70 million, of which the Company’s share is estimated to be $35 million. The Company will own the retail and office components while the apartments will be owned and operated by an unrelated third party. Portions of this initial phase are scheduled to open in late 2009.

The hotel components of the project will be owned through a joint venture while the apartments and residential units are planned to be sold through relationships with developers, owners and operators that specialize in residential real estate. The Company does not expect to own either the residential or the apartment complex components of the project, although it does expect to guarantee construction debt financing to be obtained by the apartment complex developer. The Company expects to receive development, construction management, guaranty, and other fees from various aspects of this project.

The Company has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the project, with the exception of certain of the residential units, consistent with commitments it typically makes in connection with other bank-funded development projects. To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, the Company will be required to complete the construction, at which time the Company expects that it would seek title to the assets and assume any construction borrowings related to the assets. The Company will have certain remedies against the developers if they fail to complete the construction. The majority of the Company’s equity requirement for this project, if any, is expected to be satisfied through future borrowings.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture under circumstances where the lender has limited recourse to the Company. As of September 30, 2008, the Company’s share of unconsolidated joint venture indebtedness was approximately $30.0 million. As of September 30, 2008, the Operating Partnership had guaranteed unconsolidated joint venture debt of $22.0 million in the event the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture, and the Operating Partnership has the right to attempt to sell the property in order to satisfy the outstanding obligation.

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

As of September 30, 2008, the Company had outstanding letters of credit totaling $9.8 million. At that date, there were no amounts advanced against these instruments.

Note 12. Subsequent Events

On November 4, 2008, the Company’s Board of Trustees declared a cash distribution of $0.205 per common share for the fourth quarter of 2008.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.205 per Operating Partnership unit for the same period.  These distributions are payable on January 16, 2008 to shareholders and unitholders of record as of January 7, 2008.

On October 7, 2008, the Company completed an equity offering of 4,750,000 common shares at a gross offering price of $10.55 per share under a previously filed registration statement, for net offering proceeds of approximately $47.8 million, all of which was used to repay borrowings under the Company’s unsecured revolving credit facility, upon which the Company expects to later draw to fund a portion of its development and redevelopment projects and future acquisitions, to repay indebtedness, and for working capital and other general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the accompanying historical financial statements and related notes thereto. In this discussion, unless the context suggests otherwise, references to “our Company,” “we,” “us” and “our” mean Kite Realty Group Trust and its subsidiaries.

Overview

Our Business and Properties

Kite Realty Group Trust, through its majority-owned subsidiary, Kite Realty Group, L.P., is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States. We also provide real estate facility management, construction, development and other advisory services to third parties. We derive revenues primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. We also derive revenues from providing management, leasing, real estate development, construction and real estate advisory services through our taxable REIT subsidiary. Our operating results therefore depend materially on the ability of our tenants to make required payments and overall real estate market conditions.

As of September 30, 2008, we owned interests in a portfolio of 52 operating retail properties totaling approximately 8.5 million square feet of gross leasable area (including non-owned anchor space) and also owned interests in four operating commercial properties totaling approximately 563,000 square feet of net rentable area and an associated parking garage. Also, as of September 30, 2008, we had an interest in 10 properties in our development/redevelopment pipeline (including our Shops at Eagle Creek, Bolton Plaza, Rivers Edge, Courthouse Shadows, and Four Corner Square properties, all of which are undergoing a major redevelopment). Upon completion, our development/redevelopment properties are anticipated to have approximately 1.3 million square feet of total gross leasable area.

In addition to our current development/redevelopment pipeline, we have a “visible shadow” development pipeline which includes land parcels that are undergoing pre-development activity and are in the final stages of preparation for construction to commence. As of September 30, 2008, this visible shadow pipeline consisted of five projects, four of which are consolidated, one of which is unconsolidated, that are expected to contain approximately 2.9 million square feet of total gross leasable area upon completion.

Finally, as of September 30, 2008, we also owned interests in other land parcels comprising approximately 106 acres. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheet.

Recent Turmoil in Financial Markets and Current Economic Conditions

The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. The recent turmoil in the stock and credit markets has exacerbated an already difficult environment for obtaining financing, discussed below.

At the beginning of the credit crisis in 2007, concerns about high risk, or sub-prime, mortgage loans in the housing market and their investment derivatives led to significant consolidation in the financial services industry. The historically high level of delinquencies and foreclosures among sub-prime mortgage borrowers in the United States is expected to continue in the foreseeable future. These conditions, brought on by fluctuations in interest rates, falling real estate prices and the number of borrowers with sub-prime mortgages, have caused lending institutions to tighten credit standards, making it more difficult for individuals and companies, including some of our tenants, to obtain financing on favorable terms, if at all. The tightening of credit standards has caused credit risk spreads to widen dramatically and securitization activity to be severely hampered. Many financial institutions that have relied heavily on short-term financing in repurchase markets are now facing much more stringent borrowing conditions. Asset prices continue to be volatile and many financial markets and institutions remain under considerable stress. As a result of these conditions, a number of major financial institutions have had to record significant losses and write-downs of their assets to their current fair values. These actions have intensified concerns about credit and liquidity risks and have resulted in a further sharp reduction of market liquidity and in some cases, bank buy-outs and failures.

In October 2008, in an effort to curtail the downward trend of the credit market and to promote stability of the U.S. financial system as a whole, the U.S. Congress passed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorizes the U.S. Secretary of the Treasury to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, from the nation's banks. The purpose of the plan is to purchase bad assets from these banks in an attempt to reduce uncertainty regarding the worth of the remaining assets and restore confidence in the credit markets. It is not yet known what effect, if any, the EESA will have on financial institutions and markets or the economy.

The turbulence in the financial markets has amplified an increasingly uncertain and challenging economic environment, both in the United States in general, and in the specific markets in which we operate. In addition to the financial industries, events in the financial markets are having a negative effect on many businesses, consumers and the economy as a whole. Companies of all types and sizes are finding it increasingly more difficult to address their liquidity and capital needs and consumers are dealing with increasing levels of unemployment and decreasing levels of confidence, resulting in less consumer spending.

Impact of Recent Events on Us and Our Growth Strategy

Like other real estate companies, the downturn in the U.S. economy and the tightening of the credit markets has had a significant impact on us and our business. As an owner and developer of community and neighborhood shopping centers, our performance is directly linked to economic conditions in the retail industry in those markets where our operating centers and development properties are located. This is particularly true in Indiana, Florida and Texas, the states where the majority of our properties are located and in North Carolina, where a significant amount of our development projects and land parcels held for development are located. In addition, the current state of the economy, including the effects of inflation, consumer credit availability, consumer debt levels, energy costs, business layoffs, downsizing and industry slowdowns, is affecting the operations of some of our tenants. In turn, this is having an impact on our business. Some of our existing tenants are having a more difficult time paying their rent obligations, and as a result we have had to restructure certain leases with such tenants. We have also had certain tenants terminate their leases with us, including Circuit City at our Sunland Towne Center property and Barnes and Noble and Linens ‘N Things, both of which were tenants at our Cedar Hill Plaza property. In addition, due to the challenging economic environment, some of our existing and prospective tenants may be unwilling to enter into or renew leases with us on favorable terms or at all. These conditions are negatively affecting the market for retail space. As a result, the overall tenancy for our retail space has declined somewhat over the last 12 months and may continue to decline in the future. As of September 30, 2008, our retail operating portfolio was approximately 92% leased compared to approximately 95% as of September 30, 2007. In addition, these conditions make it more difficult for us to lease space in our development projects, which may adversely affect the expected returns from these projects or delay their completion.

On November 10, 2008, Circuit City Stores, Inc. filed a petition for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. As of this date, Circuit City leased space at three of our properties, which, under the federal bankruptcy laws, it can elect to affirm or reject.  It may also seek to receive rent reductions or deferrals or other lease modifications from us.  At this time, Circuit City has not announced its plans with respect to its three leases with us.  As of the date of its bankruptcy filing, Circuit City represented a total of approximately 2.0% of our total operating portfolio annualized base rent and approximately 1.6% of our total operating portfolio owned gross leasable area.

From a capital perspective, as of September 30, 2008, approximately $206 million of our debt matures either in the fourth quarter of 2008 or in 2009 (approximately $230 million including our share of unconsolidated debt), excluding scheduled monthly principal payments for the remainder of 2008 and 2009. While we believe we have good relationships with a number of banks and other financial institutions that will allow us to refinance substantially all of this debt (with the existing lender or a replacement lender), even in this current challenging environment, it is important that we identify alternative sources of capital in the event we are not able to refinance these loans on satisfactory terms, or at all.

Since July 2008, we have raised approximately $102.8 million in proceeds from a new term loan that matures in July 2011 and from an equity offering of 4,750,000 of our common shares for net proceeds of approximately $47.8 million. These funds were primarily used to pay down our unsecured revolving credit facility, which created additional availability under this facility to pay down debt as it matures, if necessary. As of November 10, 2008, approximately $80 million was available to be drawn under this facility and we had an additional approximately $12 million of cash and cash equivalents on hand. In addition, we have sought, and will continue to seek, to extend or refinance our debt that is maturing in the near term. For example, in October 2008, we extended the maturity dates from 2009 to 2010 on our variable rate debt at four of our consolidated properties (Estero Town Center, Tarpon Springs Plaza, Rivers Edge Shopping Center, and Bridgewater Marketplace). In addition, in October 2008, we also refinanced our variable rate debt at our Gateway Shopping Center from and extended the maturity date from 2009 to 2011. As a result of these activities, we extended the maturity dates to 2010 or later on approximately $78.8 million of indebtedness previously due in 2009. As a result of these capital raising efforts and the current state of negotiations with existing and replacement lenders for our near-term maturing debt, we believe we will have the ability to extend, refinance, or repay all debt that is maturing through at least 2009. In addition, we are also pursuing additional refinancing options on certain of our other variable rate debt instruments, including a loan commitment currently in place to extend the maturity date from 2009 to 2011 on variable rate debt of approximately $21.0 million at one of our properties and another loan commitment currently in place for $22.4 million of new borrowings at one of our unencumbered properties, the proceeds of which we anticipate utilizing to extinguish debt at three of our operating properties. We currently anticipate both of these loan commitments to close in the fourth quarter of 2008.

Obtaining favorable financing also is important to our business due to, among other things, the capital needs of our existing development and redevelopment projects. Our development and redevelopment pipelines, which are the primary drivers for our growth, require a substantial amount of capital. As of September 30, 2008, our unfunded share of the total known estimated cost of our development and redevelopment pipelines was approximately $56 million. While we believe we will have access to sufficient funding to be able to fund our investments in these projects through a combination of new and existing construction loans and draws on our unsecured credit facility (which, as noted above, currently has $80 million of availability), a prolonged credit crisis will make it more costly to raise necessary capital, or could cause us to reevaluate some of these projects.

We will continue to take advantage of our access to reliable capital and a historically low interest rate environment to the extent available to us in this environment to refinance our maturing debt and other capital needs. We also believe that, notwithstanding the challenging conditions, our strong demographics, experience with prior downturns in the economy and solid development pipeline will allow us to continue to execute our business strategy in the near term. For a more detailed discussion of our capital needs, see “Liquidity and Capital Resources – Short and Long-Term Liquidity Needs – Upcoming Debt Maturities” below.

Results of Operations

At September 30, 2008, we owned interests in 57 operating properties (consisting of 52 retail properties, four operating commercial properties and an associated parking garage) and 10 entities that held development or redevelopment properties in which we have an interest (including Shops at Eagle Creek, Bolton Plaza, Courthouse Shadows, and Four Corner Square properties, all of which are undergoing major redevelopment and Rivers Edge, a shopping center purchased in February 2008 that the Company intends to redevelop). Of the 67 total properties held at September 30, 2008, two operating properties and one parcel of pre-development land were owned through joint ventures and accounted for under the equity method.

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

Development Activities

The following development properties became operational or partially operational from January 1, 2007 through September 30, 2008:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA

Bridgewater Marketplace I	Indianapolis, IN	January 2007	26,000
Sandifur Plaza[2]	Tri-Cities, WA	January 2007	12,538
Gateway Shopping Center Phase I & II	Marysville, WA	April 2007	83,000
Tarpon Springs Plaza	Naples, FL	July 2007	82,546
Bayport Commons	Tampa, FL	September 2007	97,200
Cornelius Gateway	Portland, OR	September 2007	21,000
Beacon Hill Phase II	Crown Point, IN	December 2007	19,160
54th & College	Indianapolis, IN	June 2008	N/A	[3]

____________________
1	Represents the month in which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, which ever is sooner.
2	Sandifur Plaza is a build-to-suit property that we intend to sell. Therefore, it is excluded from the total number of operating properties as of September 30, 2008.
3	Property consists of a ground lease only, the Company does not own any GLA at the property.

Operating Property Acquisition & Disposition Activities

In February 2008, we purchased Rivers Edge Shopping Center, a 111,000 square foot shopping center located in Indianapolis, Indiana, for $18.3 million. We utilized approximately $2.7 million of proceeds from the November 2007 sale of our 176th & Meridian property. The remaining purchase price of $15.6 million was funded initially through a draw on our unsecured revolving credit facility and subsequently refinanced with a variable rate loan bearing interest at LIBOR + 125 basis points and maturing on February 3, 2009. In October 2008, we extended the maturity date on this loan one additional year. We intend to redevelop this property. The results of operations of 176th & Meridian have been reflected as discontinued operations in the accompanying consolidated statement of operations for the three and nine month periods ended September 30, 2007.

Redevelopment Activities

Glendale Town Center

In 2007, we began to redevelop our Glendale Mall property in Indianapolis, Indiana into a 685,000 total square foot power center (renamed Glendale Town Center). This center’s primary anchor, a new 129,000 square foot (non-owned) Target, opened in July 2008. The center also includes Macy's, Lowe's Home Improvement (non-owned), Staples, Kerasotes Theatre, Panera Bread, the Indianapolis-Marion County Public Library, a number of new small shops and professional office spaces and one additional outlot. As of September 30, 2008, this center was approximately 92% leased. The redevelopment of this property is substantially complete and, accordingly, it was transferred into our operating portfolio from the redevelopment pipeline in the third quarter of 2008.

Shops at Eagle Creek

We are currently redeveloping the space formerly occupied by Winn-Dixie at the Shops at Eagle Creek in Naples, Florida into two smaller spaces. Staples has signed a lease for approximately 25,800 square feet of the space and opened for business in August 2008. We are continuing to market the remaining space for lease.  We have also completed a number of additional renovations at the property throughout the first nine months of 2008, including a new roof on the Staples and remaining junior anchor spaces, new store fronts, masonry additions to the façade and columns as well as new parking lot pavement, parking bumpers and striping. This property was transitioned into the redevelopment pipeline in the fourth quarter of 2006. We currently anticipate our total investment in the redevelopment at Shops at Eagle Creek will be approximately $3.5 million.

Bolton Plaza

We are currently redeveloping Bolton Plaza Shopping Center in Jacksonville, Florida. The former anchor tenant’s lease at the shopping center expired in May 2008 and was not renewed. This property was moved to the redevelopment pipeline in the second quarter of 2008. We currently anticipate our total investment in the redevelopment at Bolton Plaza will be approximately $6.2 million.

Rivers Edge

We are currently in the process of redeveloping our Rivers Edge Shopping Center in Indianapolis, Indiana. The current anchor tenant’s lease at this property will expire in March 2010 and we are marketing the space to potential anchor tenants for the center upon that anchor tenant’s departure. This property was moved to the redevelopment pipeline in the second quarter of 2008. We currently anticipate our total investment in the redevelopment at Rivers Edge will be approximately $5 million.

Courthouse Shadows

We are currently redeveloping our Courthouse Shadows Shopping Center in Naples, Florida. In addition to the existing center, we may construct an additional building to support approximately 6,000 square feet of small shop space. We also intend to modify the existing façade, pylon signage, and upgrade the landscaping and lighting. This property was moved to the redevelopment pipeline in the third quarter of 2008. We currently anticipate our total investment in the redevelopment at Courthouse Shadows will be approximately $2.5 million.

Four Corner Square

We are currently redeveloping our Four Corner Square Shopping Center in Maple Valley, Washington. In addition to the existing center, we also own approximately ten acres of land adjacent to the center which will be utilized in the redevelopment. We intend to construct several new buildings as well as maintaining portions of the existing buildings at the center. We anticipate the majority of the existing center will remain open during the redevelopment. This property was transitioned to the redevelopment pipeline in the third quarter of 2008. This property was moved to the redevelopment pipeline in the third quarter of 2008. We currently anticipate our total investment in the redevelopment Four Corner Square will be approximately $0.5 million.

Comparison of Operating Results for the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

The following table reflects our consolidated statements of operations for the three months ended September 30, 2008 and 2007 (unaudited):

	Three Months Ended September 30		Increase (Decrease) 2008 to 2007

	2008	2007

Revenue:
Rental income (including tenant reimbursements)	$23,848,180	$22,511,302	$1,336,878
Other property related revenue	3,797,675	3,223,938	573,737
Construction and service fee revenue	7,355,282	7,583,235	(227,953)
Expenses:
Property operating expense	4,184,274	3,827,878	356,396
Real estate taxes	3,619,869	3,132,986	486,883
Cost of construction and services	6,139,131	6,539,643	(400,512)
General, administrative, and other	1,452,845	1,702,354	(249,509)
Depreciation and amortization	8,295,167	7,019,703	1,275,464

Operating income	11,309,851	11,095,911	213,940
Add:
Other income, net	45,619	519,760	(474,141)
Equity in earnings of unconsolidated entities	65,640	48,024	17,616
Deduct:

Interest expense	7,512,825	6,619,179	893,646
Income tax expense of taxable REIT subsidiary	131,691	32,789	98,902
Minority interest in income of consolidated subsidiaries	22,230	14,781	7,449
Limited Partners’ interests in the continuing operations of the Operating Partnership	833,468	1,124,927	(291,459)

Income from continuing operations	2,920,896	3,872,019	(951,123)
Operating income from discontinued operations, net of Limited Partners’ interests	—	19,376	(19,376)

Net income	$2,920,896	$3,891,395	$(970,499)

Rental income (including tenant reimbursements) increased approximately $1.3 million, or 6%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$1,530,461
Property acquired during 2008	482,935
Properties under redevelopment during 2007 and 2008	(101,513)
Properties fully operational during 2007 and 2008 & other	(575,005)

Total	$1,336,878

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.6 million decrease in rental income was primarily due to the following:

•

$0.6 million decrease at five of our properties due to the termination of tenants in 2007 and the first nine months of 2008, which includes the net effect of the loss of rent as well and the write-off to income of intangible lease related amounts; and

•

$0.2 million decrease in real estate tax refund, net of related professional fees, reimbursable to tenants at our Galleria Plaza property for fiscal years 2006 and 2007, which was received in the third quarter of 2008.

These decreases were partially offset by an increase of $0.1 million due to the termination of a tenant at one of our properties in the third quarter of 2008, which included the write-off to income of intangible lease obligations.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $0.6 million, or 18%, primarily as a result of an increase of $0.4 million in parking revenue at our Union Station parking garage related to the change in structure of our agreement from a lease to a management agreement with a third party and a $0.3 million increase in gains on land sales. These increases were partially offset by a $0.1 million decrease in overage rent due to the termination of a tenant at our Bolton Plaza property.

Construction revenue and service fees decreased approximately $0.2 million, or 3%, primarily due to decreased levels of third party construction contracts as the Company continues to increase consolidated joint venture construction activities, which is eliminated in consolidation.

Property operating expenses increased approximately $0.4 million, or 9%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$282,877
Property acquired during 2008	60,245
Properties under redevelopment during 2007 and 2008	119,848
Properties fully operational during 2007 and 2008 & other	(106,574)

Total	$356,396

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.1 million decrease in property operating expenses was primarily due to a $0.2 million decrease in landscaping expense at a number of our operating properties, which was partially offset by a net increase of $0.1 million in administrative expenses at our Union Station parking garage property related to a change in the structure of our agreement from a lease to a management agreement with a third party.

Real estate taxes increased approximately $0.5 million, or 16%, due to the following:

Increase 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$126,480
Property acquired during 2008	21,966
Properties under redevelopment during 2007 and 2008	3,332
Properties fully operational during 2007 and 2008 & other	335,105

Total	$486,883

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.3 million increase in real estate taxes was primarily due to a net increase in real estate tax expenses, primarily at our Indiana properties as a result of reassessments, a portion of which is recoverable from our tenants. This increase was partially offset by a real estate tax refund, net of related professional fees, of $0.2 million for fiscal years 2006 and 2007, at our Galleria Plaza property, which was received in the third quarter of 2008.

Cost of construction and services decreased approximately $0.4 million, or 6%, primarily due to decreased levels of third party construction contracts as the Company continues to increase consolidated joint venture construction activities, which is eliminated in consolidation.

General, administrative and other expenses decreased approximately $0.2 million, or 15%. For the three months ended September 30, 2008, general, administrative and other expenses were 4.2% of total revenue compared to 5.1% for the three months ended September 30, 2007. This decrease is primarily due to decreased salaries, benefits and incentive compensation expense.

Depreciation and amortization expense increased approximately $1.3 million, or 18%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$885,378
Property acquired during 2008	252,136
Properties under redevelopment during 2007 and 2008	(111,146)
Properties fully operational during 2007 and 2008 & other	249,096

Total	$1,275,464

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.2 million increase in depreciation and amortization expense was primarily due to the following:

•

$0.4 million increase related to the acceleration of depreciation and amortization of vacated tenant costs related to the termination of tenants at three of our operating properties in the third quarter of 2008; and

•

$0.1 million increase at our 30 South property related to the depreciation and amortization expense of tenant improvements and leasing costs related to a significant new tenant that began occupying space beginning in the first quarter of 2008. This space was previously unoccupied as it was being built-out for this new tenant in the third quarter of 2007.

These increases were partially offset a $0.2 million decrease related to the acceleration of depreciation and amortization of vacated tenant costs related to the termination of tenants at three of our operating properties in the third quarter of 2007.

Other income decreased approximately $0.5 million, or 91%, primarily as a result of a $0.5 million payment received from a lender in consideration for our agreement to terminate a loan commitment in the third quarter of 2007.

Interest expense increased approximately $0.9 million, or 14%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$1,063,752
Property acquired during 2008	160,000
Properties fully operational during 2007 and 2008 & other	(330,106)

Total	$893,646

Excluding the changes due to transitioned development properties and the acquisition of a property, the net $0.3 million decrease in interest expense was primarily due to lower LIBOR rates on our variable rate debt, including the line of credit, in the third quarter of 2008 compared to the third quarter of 2007, partially offset by increased interest expense related to the $55 million outstanding on the term loan, which was entered into in July 2008.

Income tax expense increased $0.1 million, or 302%, primarily due to higher taxable income at our taxable REIT subsidiary in the third quarter of 2008 compared to the third quarter of 2007.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

The following table reflects our consolidated statements of operations for the nine months ended September 30, 2008 and 2007 (unaudited):

	Nine Months Ended September 30		Increase (Decrease) 2008 to 2007

	2008	2007

Revenue:
Rental income (including tenant reimbursements)	$70,968,547	$67,584,326	$3,384,221
Other property related revenue	11,934,334	7,961,957	3,972,377
Construction and service fee revenue	19,955,122	23,630,103	(3,674,981)
Expenses:
Property operating expense	12,690,912	11,436,900	1,254,012
Real estate taxes	10,169,369	8,848,531	1,320,838
Cost of construction and services	16,927,765	21,126,869	(4,199,104)
General, administrative, and other	4,422,201	4,758,278	(336,077)
Depreciation and amortization	24,915,498	23,858,996	1,056,502

Operating income	33,732,258	29,146,812	4,585,446
Add:
Other income, net	142,527	719,355	(576,828)
Equity in earnings of unconsolidated entities	212,935	217,899	(4,964)
Deduct:
Interest expense	22,117,890	18,916,607	3,201,283
Income tax expense of taxable REIT subsidiary	1,536,777	295,395	1,241,382
Minority interest in income of consolidated subsidiaries	37,830	264,002	(226,172)
Limited Partners’ interests in the continuing operations of the Operating Partnership	2,307,739	2,376,206	(68,467)

Income from continuing operations	8,087,484	8,231,856	(144,372)
Operating income from discontinued operations, net of Limited Partners’ interests	—	63,716	(63,716)

Net income	$8,087,484	$8,295,572	$(208,088)

Rental income (including tenant reimbursements) increased approximately $3.4 million, or 5%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$4,854,683
Property acquired during 2008	1,344,794
Properties under redevelopment during 2007 and 2008	659,569
Properties fully operational during 2007 and 2008 & other	(3,474,825)

Total	$3,384,221

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $3.5 million decrease in rental income was primarily due to the following:

•

$2.4 million decrease at six of our properties due to the termination of tenants in 2007 and the first nine months of 2008, which includes the loss of rent as well as the write-off to income of intangible lease related amounts;

•	$0.3 million decrease at our Union Station parking garage related to the change in structure of our agreement from a lease to a management agreement with a third party;

•

$0.3 million real estate tax refund, net of related professional fees, reimbursable to tenants at our Market Street Village property for fiscal years 2006 and 2007, which was received in the second quarter of 2008;

•

$0.2 million real estate tax refund, net of related professional fees, reimbursable to tenants at our Galleria Plaza property for fiscal years 2006 and 2007, which was received in the third quarter of 2008; and

•	$0.2 million decrease in common area maintenance and property insurance recoveries at a number of our properties.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue increased approximately $4.0 million, or 50%, primarily as a result of a $3.7 million increase in gains on land sales and an increase of $1.1 million in parking revenue at our Union Station parking garage property related to the change in structure of our agreement from a lease to a management agreement with a third party. These increases were partially offset by a $0.6 million decrease in lease settlement income as well as a $0.2 million decrease in overage rent due to the termination of a tenant at our Bolton Plaza property.

Construction revenue and service fees decreased approximately $3.7 million, or 16%, primarily due to decreased levels of third party construction contracts as the Company continues to increase consolidated joint venture construction activities, which is eliminated in consolidation.

Property operating expenses increased approximately $1.3 million, or 11%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$1,027,233
Property acquired during 2008	193,747
Properties under redevelopment during 2007 and 2008	47,435
Properties fully operational during 2007 and 2008 & other	(14,403)

Total	$1,254,012

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $14,403 decrease in property operating expenses was primarily due to a $0.2 million decrease in landscaping expense at a number of our operating properties, which was partially offset by a $0.2 million increase in administrative expenses at our Union Station parking garage property related to a change in the structure of our agreement from a lease to a management agreement with a third party.

Real estate taxes increased approximately $1.3 million, or 15%, due to the following:

Increase 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$457,635
Property acquired during 2008	142,243
Properties under redevelopment during 2007 and 2008	238,401
Properties fully operational during 2007 and 2008 & other	482,559

Total	$1,320,838

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.5 million increase in real estate taxes was primarily due to a net increase in real estate tax assessments at a number of our operating properties, some of which are recoverable from tenants. These increases were partially offset by the following:

•

$0.3 million real estate tax refund, net of related professional fees, reimbursable to tenants at our Market Street Village property for fiscal years 2006 and 2007, which was received in the second quarter of 2008; and

•

$0.2 million real estate tax refund, net of related professional fees, reimbursable to tenants at our Galleria Plaza property for fiscal years 2006 and 2007, which was received in the third quarter of 2008.

Cost of construction and services decreased approximately $4.2 million, or 20%, primarily due to decreased levels of third party construction contracts as we continue to increase consolidated joint venture construction activities, which is eliminated in consolidation.

General, administrative and other expenses decreased approximately $0.3 million, or 7%. For the nine months ended September 30, 2008, general, administrative and other expenses were 4.3% of total revenue compared to 4.8% for the nine months ended September 30, 2007. This decrease is primarily due to decreased salaries, benefits and incentive compensation expense.

Depreciation and amortization expense increased approximately $1.1 million, or 4%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$2,230,003
Property acquired during 2008	670,620
Properties under redevelopment during 2007 and 2008	(1,701,281)
Properties fully operational during 2007 and 2008 & other	(142,840)

Total	$1,056,502

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.1 million decrease in depreciation and amortization expense was primarily due to approximately $1.5 million decrease in depreciation expense at three of our operating properties, including the acceleration of depreciation and amortization of vacated tenant costs related to the termination of tenants in the first nine months of 2007. This decrease was partially offset by the following:

•

$1.1 million increase in depreciation expense at five our operating properties, including the acceleration of depreciation and amortization of vacated tenant costs related to the termination of tenants in the first nine months of 2008; and

•

$0.2 million increase at our 30 South property related to the depreciation and amortization expense of tenant improvements and leasing costs related to a significant new tenant that began occupying space beginning in the first quarter of 2008. This space was previously unoccupied as it was being built-out for this new tenant in the third quarter of 2007.

Other income decreased approximately $0.6 million, or 80%, primarily as a result of a $0.5 million payment received from a lender in consideration for our agreement to terminate a loan commitment in the third quarter of 2007.

Interest expense increased approximately $3.2 million, or 17%, due to the following:

Increase (Decrease) 2008 to 2007

Development properties that became operational or partially operational in 2007 or 2008	$3,133,402
Property acquired during 2008	435,147
Properties fully operational during 2007 and 2008 & other	(367,266)

Total	$3,201,283

Excluding the changes due to transitioned development properties and the acquisition of a property, the net $0.4 million decrease in interest expense was primarily due to lower LIBOR rates on our variable rate debt, including the line of credit, in the first nine months of 2008 compared to the first nine months of 2007, partially offset by increased interest expense related to the $55 million outstanding on the term loan, which was entered into in July 2008.

Income tax expense increased $1.2 million, or 420%, primarily due to income taxes incurred by our taxable REIT subsidiary associated with the gain on the sale of land in the first quarter of 2008 and higher taxable fee income in the first nine months of 2008.

Minority interest in income of consolidated subsidiaries decreased $0.2 million, or 86%, primarily as a result of the minority partners’ share of income related to the sale of an outlot at our Beacon Hill property in the second quarter of 2007.

Liquidity and Capital Resources

Current State of Capital Markets and Our Financing Strategy

As discussed in more detail above in “Overview”, obtaining financing on favorable terms is important to our business due to, among other things, the capital needs of our existing development projects. In addition, we will need to refinance the current indebtedness on our properties and therefore we require access to the credit markets. However, the recent turmoil in the United States stock and credit markets have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, This has exacerbated an already difficult environment for obtaining financing, going back to the initial credit crisis that began in 2007. This uncertainty could make it more challenging for us to carry out our financing objectives.

In light of this uncertainty in the credit markets in particular and in the economy in general, as well as the economies of the areas in which we operate, we intend to aggressively and prudently manage our balance sheet. We have sought, and will continue to seek, to reduce the aggregate amount of indebtedness outstanding under our unsecured credit facility in an effort to have that source of financing available to, among other things, fund our development and redevelopment projects and pay down maturing debt if a refinancing of that debt is not feasible. For example, in July and August 2008, we obtained $55 million of proceeds from a term loan that matures in July 2011, as described in more detail below. In addition, in October 2008, we completed an equity offering that raised approximately $47.8 million of net proceeds. The majority of the proceeds from these transactions was used to pay down amounts outstanding under our unsecured credit facility, and as a result, approximately $80 million is available for draw under that facility as of November 10, 2008.

In addition, we have sought, and will continue to seek, to extend or refinance our debt that is maturing through the year 2009. For example, in October 2008, we extended the maturity dates from 2009 to 2010 on our variable rate debt at four of our consolidated properties (Estero Town Center, Tarpon Springs Plaza, Rivers Edge Shopping Center, and Bridgewater Marketplace). In addition, in October 2008, we also refinanced our variable rate debt at our Gateway Shopping Center and extended the maturity date from 2009 to 2011. As a result of these activities, we extended the maturity dates to 2010 or later on approximately $78.8 million of indebtedness previously due in 2009. As a result of these capital raising efforts and the current state of negotiations with existing and replacement lenders for our near-term maturing debt, we believe we have the ability to extend, refinance, or repay all debt that is maturing through at least 2009. In addition, we are also pursuing additional refinancing options on certain of our other variable rate debt instruments, including a loan commitment currently in place to extend the maturity date from 2009 to 2011 on variable rate debt of approximately $21.0 million at one of our properties and another loan commitment currently in place for $22.4 million of new borrowings at one of our unencumbered properties, the proceeds of which we anticipate utilizing to extinguish debt at three of our operating properties. We currently anticipate both of these loan commitments will close in the fourth quarter of 2008.

In the future, we may raise additional capital by pursuing additional joint venture capital partners and/or disposing of properties that are no longer core to our growth strategy. We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

As of September 30, 2008, we had cash and cash equivalents on hand of $11.6 million. We may be subject to concentrations of credit risk with regards to our cash and cash equivalents.  We place our cash and temporary cash investments with high-credit-quality financial institutions.  At times, such investments may be in excess of FDIC and SIPC insurance limits.

Our Unsecured Revolving Credit Facility

Our Operating Partnership has entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (the “unsecured facility”). As of September 30, 2008, our outstanding indebtedness under the unsecured facility was approximately $148.6 million, bearing interest at a rate of LIBOR plus 135 basis points, or 5.28%, per year. Giving effect to the paying down of approximately $47.8 million of the unsecured credit facility with proceeds from our October 2008 equity offering, our outstanding indebtedness under the facility is approximately $120 million, as of November 10, 2008, resulting in approximately $80 million available to us for future draws.

The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option. Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on our leverage ratio. The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount. Subject to certain conditions, including the prior consent of the lenders, we have the option to increase our borrowings under the unsecured facility to a maximum of $400 million if there are sufficient unencumbered assets to support the additional borrowings. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

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

We were in compliance with all applicable covenants under the unsecured facility as of September 30, 2008.

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

Term Loan

On August 18, 2008, we entered into an amendment to a $30 million unsecured term loan (the “Term Loan Amendment”) with KeyBank National Association, as Original Lender and Agent, Raymond James Bank and Royal Bank of Canada that was originally entered into on July 15, 2008. The Term Loan Amendment, among other things, increased the amount of borrowings under the original term loan agreement by an additional $25 million, which amount was subsequently drawn, resulting in an aggregate amount outstanding under the term loan of $55 million. The Operating Partnership is the borrower under the term loan and the Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations there under. The majority of the proceeds of borrowings under the term loan were used to pay down our unsecured revolving credit facility. In connection with the term loan, in September 2008, we entered into a cash flow hedge for $55 million at an interest rate of 5.92%.

The term loan has a scheduled maturity date of July 15, 2011. Borrowings under the term loan will bear interest at a floating interest rate of LIBOR plus 265 basis points. Our ability to borrow under the term loan will be subject to ongoing compliance by the Company, the Operating Partnership and their subsidiaries with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales. In addition, the term loan requires that we satisfy certain financial covenants that are substantially similar to the covenants under the unsecured credit facility, as described above. We were in compliance with all applicable covenants under the Term Loan as of September 30, 2008.

Short and Long-Term Liquidity Needs

Overview

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, the current general economic downturn is adversely affecting the ability of some of our tenants to meet their lease obligations, as discussed in more detail above in “Overview” on page 19. If the downturn in the financial markets and economy is prolonged, our cash flow from operations could be materially affected.

Short-Term Liquidity Needs

The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. Each quarter we discuss with our Board of Trustees (the “Board”) our liquidity requirements along with other relevant factors before the Board decides whether and in what amount to declare a distribution.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the nine months ended September 30, 2008, we incurred approximately $0.5 million of costs for recurring capital expenditures on operating properties and also incurred approximately $0.9 million of costs for tenant improvements and external leasing commissions. In addition, we currently anticipate incurring approximately $2.2 million in additional tenant improvements within the next twelve months at our Sunland Town Center property to replace the former anchor tenant’s space with the property’s new anchor as well as to reconfigure some of the existing space into small shop space.

We expect to meet our short-term liquidity needs through cash generated from operations and, to the extent necessary, borrowings under the unsecured facility, new construction loans, and accessing the public equity and debt markets to the extent that we are able.

Upcoming Debt Maturities

As of September 30, 2008, approximately $206 million of our consolidated outstanding debt was scheduled to mature in the remainder of 2008 or in 2009 (approximately $230 million including our share of unconsolidated debt), excluding scheduled monthly principal payments for the remainder of 2008 and 2009. Our current plans with respect to each of these loans are as follows:

•

In October 2008, we extended the maturity dates from 2009 to 2010 on a total of approximately $60.9 million of our variable rate debt at four of our consolidated properties (Estero Town Center, Tarpon Springs Plaza, Rivers Edge Shopping Center, and Bridgewater Marketplace). In addition, in the future, we may extinguish the debt at Tarpon Springs Plaza and Estero Town Center or we may replace the existing debt with new debt that has a longer term of three to four years;

•	In October 2008, we refinanced $17.9 million of variable rate debt at our Gateway Shopping Center and extended the maturity date from August 2009 to October 2011;
•

We currently have a loan commitment in place to extend the maturity date from 2009 to 2011 on variable rate debt of approximately $21.0 million at Bayport Commons Shopping Center; we currently anticipate this loan will close in the fourth quarter of 2008;

•

We currently have a loan commitment in place for $22.4 million of new borrowings on one of our unencumbered properties. We currently anticipate this loan will close in the fourth quarter of 2008 and that we will utilize these proceeds to extinguish indebtedness at three of our operating properties; and

•

We are currently pursuing additional refinancing options on portions of the remaining $107.8 million of variable rate indebtedness (including our share of unconsolidated indebtedness) that matures in 2009.

Giving effect of the October 2008 debt refinancing activities discussed above, our scheduled principal repayments on consolidated mortgage and other indebtedness is detailed below:

2008	$18,683,997
2009[1,2]	111,470,136
2010[1]	74,237,941
2011[2,3]	247,746,499
2012	38,904,933
Thereafter	236,263,475

727,306,981
Unamortized Premiums	1,516,342

Total	$728,823,323

____________________
1

In October 2008, we extended the maturity dates from 2009 to 2010 on our variable rate debt at four of our consolidated properties. As a result, $60.9 million of obligations previously due in 2009 are now due in 2010, as reflected in the table above.

2

In February 2008, we refinanced variable rate debt at one of our consolidated properties and extended the maturity date from 2009 to 2011. As a result, $17.9 million of obligations previously due in 2008 are now due in 2011, as reflected in the table above.

3	Amount due in 2011 includes the outstanding balance on our unsecured revolving credit facility, which has a one-year extension option.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity. As of September 30, 2008, five of our properties (Shops at Eagle Creek, Bolton Plaza, Rivers Edge, Courthouse Shadows and Four Corner Square) were undergoing major redevelopment activities. We anticipate our investment in these redevelopment projects will be a total of approximately $17.7 million, which we currently have sufficient financing in place to fund through draws on our unsecured facility.

As of September 30, 2008, we had five development projects in our current development pipeline. The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $105 million, of which approximately $57 million had been incurred as of September 30, 2008. Our share of the total estimated cost is approximately $74 million, of which we have incurred approximately $33 million as of September 30, 2008. We currently have sufficient financing in place to fund these projects and expect to do so primarily through a combination of existing construction loans and a new construction loan at our Eddy Street Commons project, where we currently have a loan commitment in place for an approximately $30 million variable rate construction loan with a three-year term. We currently anticipate that loan will close in the fourth quarter of 2008. In addition, if necessary, we may make draws on our unsecured credit facility.

One of the projects in our current development pipeline is Eddy Street Commons at the University of Notre Dame, a multi-use development located adjacent to the university in South Bend, Indiana, that includes retail, office, hotels, a parking garage, apartments and residential units. The City of South Bend has agreed to contribute $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City in the form of parking garage and infrastructure improvements and a cash commitment from the City. This development will be completed in several phases. The initial phase of the project is currently under construction and will consist of the retail, office and apartment components which are estimated to cost a total of $70 million, of which the Company’s share is estimated to be $35 million. We will own the retail and office components while the apartments will be owned by a third party. Portions of this initial phase are scheduled to open in late 2009. The hotel components of the project will be owned through a joint venture while the apartments and residential units are planned to be sold and operated through relationships with developers, owners and operators that specialize in residential real estate. We do not expect to own either the residential or the apartment complex components of the project, although we do expect to guarantee construction debt financing to be obtained by the apartment complex developer. We expect to receive development, construction management, guaranty and other fees from various aspects of this project.

We have a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the project, with the exception of certain of the residential units, consistent with commitments it typically makes in connection with other bank-funded development projects. To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, we will be required to complete the construction, at which time we expect that we would seek title to the assets and assume any construction borrowings related to the assets. We will have certain remedies against the developers if they were to fail to complete the construction. The majority of our equity requirement for this project, if any, is expected to be satisfied through future borrowings.

In addition to our current development pipeline, we have a “visible shadow” development pipeline which includes land parcels that are in the final stages of preparation for construction to commence. As of September 30, 2008, this visible shadow pipeline consisted of five projects that are expected to contain approximately 2.9 million square feet. We currently anticipate the total estimated cost of these five projects will be approximately $383 million, of which our share is currently expected to be approximately $214 million. However, we are generally not contractually obligated to complete any projects in our visible shadow pipeline, as these consist of land parcels on which we have not yet commenced construction With respect to each asset in the visible shadow pipeline, our policy is to not commence vertical construction until appropriate pre-leasing thresholds are met and the requisite third-party financing is in place. Once these projects are transitioned to the current development pipeline, we expect to fund our investment in these projects primarily through new construction loans, as well as draws on our unsecured facility, if necessary.

We may selectively pursue the acquisition and development of other properties, which, if pursued, would require additional capital. We do not expect to have sufficient funds on hand to meet these long-term cash requirements. We will have to satisfy these needs through participation in joint venture transactions, additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions.  We cannot be certain that we will have access to these sources of capital on favorable terms, if at all, to fund our long-term liquidity requirements. Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions, which is discussed in more detail above in “Overview”.

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

We have filed a registration statement, and subsequent prospectus supplements related thereto, with the Securities and Exchange Commission allowing us to offer, from time to time, common shares or preferred shares for an aggregate initial public offering price of up to $500 million. In October 2008, we issued 4,750,000 common shares under this registration statement for offering proceeds, net of offering costs, of approximately $47.8 million. In addition, in April 2008, we issued 60,000 common shares under this registration statement for offering proceeds, net of offering costs, of approximately $0.9 million.

Cash Flows

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Cash provided by operating activities was $30.7 million for the nine months ended September 30, 2008, an increase of $3.2 million from the first nine months of 2007. The increase in cash provided by operations was largely the result of the change in accounts payable, accrued expenses, deferred revenue and other liabilities between periods of $5.2 million as well the increase in depreciation and amortization, net of the decrease in the amortization of in-place lease liabilities, between periods of $2.1 million, which was primarily due to tenant terminations in the first nine months of 2008 compared to the same period in 2007, which included the acceleration of depreciation and amortization of vacated tenant costs. This increase was partially offset by a change in deferred costs and other assets between years of approximately $4.5 million.

Cash used in investing activities was $97.8 million for the nine months ended September 30, 2008, an increase of $16.7 million compared to the first nine months of 2007. The increase in cash used in investing activities was primarily a result of an increase of $10.5 million in property acquisitions and capital expenditures in the first nine months of 2008 compared to the first nine months of 2007, as well as a change in construction payables of approximately $3.5 million.

Cash provided by financing activities was $59.7 million for the nine months ended September 30, 2008, an increase of $17.7 million compared to the first nine months of 2007. Loan payments decreased approximately $46.5 million primarily as a result of the repayment of the principal amount outstanding under our then-existing secured credit facility in the first quarter of 2007, partially offset by amounts repaid in 2008 under our unsecured revolving credit facility. This decrease was partially offset by a decrease in loan proceeds, net of offering costs, of approximately $28.0 million, which was primarily related to the draw of $118.1 million in the first quarter of 2007 from the new unsecured credit facility to repay the principal amount outstanding under our then-existing secured revolving credit facility and retire the secured revolving credit facility, partially offset by the $55 million proceeds received in the third quarter of 2008 under the Term Loan as well as amounts drawn under our unsecured revolving credit facility.

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

The following table reconciles our net income to FFO for the three and nine months ended September 30, 2008 and 2007 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net income	$2,920,896	$3,891,395	$8,087,484	$8,295,572
Add Limited Partners’ interests in income	833,468	1,130,594	2,307,739	2,394,599
Add depreciation and amortization of consolidated entities, net of minority interest	8,105,171	6,873,292	24,406,665	23,520,510
Add depreciation and amortization of unconsolidated entities	101,944	100,864	304,572	302,828

Funds From Operations of the Kite Portfolio[1]	11,961,479	11,996,145	35,106,460	34,513,509
Deduct Limited Partners’ interests in Funds From Operations	(2,655,448)	(2,709,654)	(7,793,634)	(7,731,026)

Funds From Operations allocable to the Company[1]	$9,306,031	$9,286,491	$27,312,826	$26,782,483

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do, however, have certain obligations to some of our unconsolidated joint venture arrangements, including our joint venture with PREI with respect to our Parkside Town Commons development. As of September 30, 2008, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon the commencement of construction.

As of September 30, 2008, our share of unconsolidated joint venture indebtedness was $30.0 million. Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture. As of September 30, 2008, the Operating Partnership had guaranteed unconsolidated joint venture debt of $22.0 million in the event the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

Contractual Obligations

Construction Contracts

Eddy Street Commons

The only significant change to our construction contracts with third parties since December 31, 2007 are the commitments undertaken in connection with the commencement of construction activities in the second quarter of 2008 at our Eddy Street Commons development at the University of Notre Dame. Eddy Street Commons is a multi-use development located adjacent to the university in South Bend, Indiana, that includes retail, office, hotels, a parking garage, apartments and residential units. The City of South Bend has agreed to contribute $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City in the form of parking garage and infrastructure improvements and a cash commitment from the City.

This development will be completed in several phases. The initial phase of the project is currently under construction and will consist of the retail, office and apartment components which are estimated to cost a total of $70 million, of which the

Company’s share is estimated to be $35 million. We will own the retail and office components while the apartments will be owned and operated by a third party. Portions of this initial phase are scheduled to open in late 2009.

The hotel components of the project will be owned through a joint venture while the apartments and residential units are planned to be sold and operated through relationships with developers, owners and operators that specialize in residential real estate. We do not expect to own either the residential or the apartment complex components of the project, although we do expect to guarantee construction debt financing to be obtained by the apartment complex developer. We expect to receive development, construction management, guaranty and other fees from various aspects of this project.

We have a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the project, with the exception of certain of the residential units, consistent with commitments we typically make in connection with other bank-funded development projects. To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, we will be required to complete the construction, at which time we expect that we would seek title to the assets and assume any construction borrowings related to the assets. We will have certain remedies against the developers if they were to fail to complete the construction. The majority of our equity requirement for this project, if any, is expected to be satisfied through future borrowings.

Obligations in Connection with Our Development, Redevelopment and Visible Shadow Pipeline

We are obligated under various contractual arrangements to complete the projects in our development pipeline. We currently anticipate our share of the cost of the five projects in our development pipeline will be approximately $74 million (including $35 million of costs associated with Phase I of our Eddy Street Commons development discussed above), of which approximately $42 of our share was unfunded as of September 30, 2008. We currently have sufficient financing in place to fund these projects and expect to do so primarily through a combination of existing construction loans and a new construction loan at our Eddy Street Commons project, where we currently have a loan commitment in place for an approximately $30 million variable rate construction loan with a three-year term. We currently anticipate that loan will close in the fourth quarter of 2008. In addition, if necessary, we may make draws on our unsecured credit facility.

In addition to our current development pipeline, we also have a redevelopment pipeline and a “visible shadow” development pipeline, which includes land parcels that are undergoing pre-development activity and are in the final stages of preparation for construction to commence. Generally, we are not contractually obligated to complete any projects in our redevelopment or visible shadow pipeline, as these consist of land parcels on which we have not yet commenced construction. With respect to each asset in the visible shadow pipeline, our policy is to not commence vertical construction until appropriate pre-leasing thresholds are met and the requisite third-party financing is in place.

Consolidated Long-Term Debt

In October 2008, we extended the maturity dates from 2009 to 2010 on our variable rate debt at four of our consolidated properties (Estero Town Center, Tarpon Springs Plaza, Rivers Edge Shopping Center, and Bridgewater Marketplace). In addition, in October 2008, we also refinanced our variable rate debt at our Gateway Shopping Center and extended the maturity date from 2009 to 2011. As a result of these activities, we extended the maturity dates to 2010 or later on approximately $78.8 million of indebtedness previously due in 2009.

Giving effect of the October 2008 debt refinancing activities discussed above, our scheduled principal repayments on consolidated mortgage and other indebtedness is detailed below:

2008	$18,683,997
2009[1,2]	111,470,136
2010[1]	74,237,941
2011[2,3]	247,746,499
2012	38,904,933
Thereafter	236,263,475

727,306,981
Unamortized Premiums	1,516,342

Total	$728,823,323

____________________
1

In October 2008, we extended the maturity dates from 2009 to 2010 on our variable rate debt at four of our consolidated properties and extended the maturity dates from 2009 to 2010. As a result, $60.9 million of obligations previously due in 2009 are now due in 2010, as reflected in the table above.

2

In February 2008, we refinanced variable rate debt at one of our consolidated properties and extended the maturity date from 2009 to 2011. As a result, $17.9 million of obligations previously due in 2008 are now due in 2011, as reflected in the table above.

3	Amount due in 2011 includes the outstanding balance on our unsecured revolving credit facility, which has a one-year extension option.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms.

Market Risk Related to Fixed and Variable Rate Debt

We had approximately $728.8 million of outstanding consolidated indebtedness as of September 30, 2008 (inclusive of net premiums on acquired debt of $1.5 million). As of September 30, 2008, we were party to seven consolidated interest rate hedge agreements for a total of $188.7 million, with interest rates ranging from 5.13% to 6.42% and maturities over various terms through 2011. Including the effects of these swaps, our fixed and variable rate debt would have been approximately $520.5 million (72%) and $206.8 million (28%), respectively, of our total consolidated indebtedness at September 30, 2008. Reflecting our share of unconsolidated debt and the effect of their swaps, our fixed and variable rate debt is also 72% and 28%, respectively, of total consolidated and our share of unconsolidated indebtedness at September 30, 2008.

On October 7, 2008, we completed an equity offering of 4,750,000 common shares under a previously filed registration statement, for net offering proceeds of approximately $47.8 million, all of which was used to repay borrowings under our unsecured revolving credit facility. Including the effect of the aforementioned swaps and the pay down of our unsecured revolving credit facility, our fixed and variable rate debt would have been approximately $520.5 million (77%) and $159.0 million (23%), respectively of our total indebtedness. Reflecting our share of unconsolidated debt and the effect of their swaps, our fixed and variable rate debt is also 77% and 23%, respectively, of total consolidated and our share of unconsolidated indebtedness.

Based on the amount of our fixed rate debt at September 30, 2008, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $16.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $17.5 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of September 30, 2008 would increase or decrease our annual cash flow by approximately $2.1 million.

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

During the three months and nine months ended September 30, 2008, a portion of our accounting and financial reporting was performed on the new system. Accordingly, our system of internal control over accounting and financial reporting has been updated.

Other than the foregoing, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Recent disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes on reasonable terms and have other adverse effects on us and the market price of our common stock.

The United States financial and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many financial instruments to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing.

Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for development of our properties and other purposes at reasonable terms, which may negatively affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location

10.1

Original Term Loan Agreement, dated July 15, 2008, by and among the Operating Partnership, the Company, KeyBank National Association, as Administrative Agent and Lender, KeyBanc Capital Markets, as Lead Arranger

incorporated by reference to the registrant’s Form 8-K filed with the Commission on August 22, 2008

10.2

First Amendment to Term Loan Agreement, dated August 18, 2008, by and amount the Operating Partnership, the Company, KeyBank National Association, as Original Lender and Agent, and Raymond James Bank and Royal Bank of Canada, collectively as “New Lenders”

incorporated by reference to the registrant’s Form 8-K filed with the Commission on August 22, 2008

10.3	Form of Guaranty, dated as of July 15, 2008, by the Company.	incorporated by reference to the registrant’s Form 8-K filed with the Commission on August 22, 2008

10.4	Indemnification Agreement, dated as of November 10, 2008 and effective as of November 3, 2008, by and between Kite Realty Group, L.P. and Darell E. Zink, Jr.	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

November 10, 2008	By:	/s/ John A. Kite

(Date)		John A. Kite
Chief Executive Officer and President
(Principal Executive Officer)

November 10, 2008	By:	/s/ Daniel R. Sink

(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)