Form 10-K
period 2008-12-31
KITE REALTY GROUP TRUST
filed 2009-03-16
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes   ☐ No   ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes   ☐ No   ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐ No   ☑

The aggregate market value of the voting shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $345.6 million based upon the closing price of $12.50 per share on the New York Stock Exchange on such date.

The number of Common Shares outstanding as of March 6, 2009 was 34,187,241 ($.01 par value).

Documents Incorporated by Reference

Portions of the Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 5, 2009, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

KITE REALTY GROUP TRUST
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2008

TABLE OF CONTENTS

Page

Part I

Item 1.       Business

1

Item 1A.    Risk Factors

10

Item 1B.    Unresolved Staff Comments

23

Item 2.       Properties

24

Item 3.       Legal Proceedings

35

Item 4.       Submission of Matters to a Vote of Security Holders

35

Part II

Item 5.       Market for Registrant’s Common Equity, Related Shareholder
Matters and Issuer Purchases of Equity Securities

36

Item 6.        Selected Financial Data

38

Item 7.        Management’s Discussion and Analysis of Financial Condition and
Results Of Operations

39

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

65

Item 8.        Financial Statements and Supplementary Data

65

Item 9.        Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure

66

Item 9A.     Controls and Procedures

66

Item 9B.     Other Information

68

Part III

Item 10.      Directors, Executive Officers and Corporate Governance

69

Item 11.      Executive Compensation

69

Item 12.      Security Ownership of Certain Beneficial Owners and Management and
Related Shareholder Matters

69

Item 13.      Certain Relationships and Related Transactions and Director Independence

69

Item 14.      Principal Accountant Fees and Services

69

Part IV

Item 15.     Exhibits, Financial Statement Schedule

70

Signatures

71

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•

national and local economic, business, real estate and other market conditions, particularly in light of the current recession and governmental action and policies;

•

financing risks, including accessing capital on acceptable terms;

•

the level and volatility of interest rates;

•

the financial stability of tenants, including their ability to pay rent;

•

the competitive environment in which the Company operates;

•

acquisition, disposition, development and joint venture risks;

•

property ownership and management risks;

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

We conduct all of our business through our Operating Partnership, of which we are the sole general partner. As of December 31, 2008, we held an approximate 81% interest in our Operating Partnership. Limited partners owned the remaining 19% of the interests in our Operating Partnership at December 31, 2008.

As of December 31, 2008, we owned interests in a portfolio of 52 retail operating properties totaling approximately 8.4 million square feet of gross leasable area (including approximately 3.4 million square feet of non-owned anchor space).  Our retail operating portfolio was 91.2% leased as of December 31, 2008 to a diversified retail tenant base, with no single retail tenant accounting for more than 3.6% of our total annualized base rent. See “Item 2. Properties” for a list of our top 25 tenants by annualized base rent.

As of December 31, 2008, we also had an interest in eight retail properties in our development and redevelopment pipelines.  Upon completion, our development and redevelopment properties are anticipated to have approximately 1.2 million square feet of gross leasable area (including approximately 0.3 million square feet of non-owned anchor space).  In addition to our current development and redevelopment pipelines, we have a “visible shadow” development pipeline which includes land parcels that are undergoing pre-development activities and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financings.  As of December 31, 2008, this visible shadow pipeline consisted of six projects that are expected to contain approximately 2.9 million square feet of total gross leasable area (including non-owned anchor space) upon completion.

We also own interests in three commercial operating properties totaling approximately 0.5 million square feet of net rentable area and an associated parking garage, all located in Indiana. Occupancy of our commercial operating portfolio was 96.5% as of December 31, 2008.

In addition, as of December 31, 2008, we owned interests in other land parcels comprising approximately 105 acres.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheet and may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.

Our operating portfolio, current development and redevelopment pipelines and land parcels are located in the states of Indiana, Florida, Texas, Illinois, New Jersey, Georgia, Washington, North Carolina, Ohio, and Oregon.

Current economic conditions are having a negative impact on consumer confidence and spending. This, in turn, is causing the retail industry to be negatively impacted as retailers struggle to sell goods and services. As an owner and developer of community and neighborhood shopping centers, our performance is directly linked to economic conditions in the retail industry in those markets where our operating centers and development properties are located. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this Form 10-K for further discussion of the current economic conditions and the impact on us.

Significant 2008 Activities

2008 Finance and Capital Raising Activities. As discussed in more detail below in “Business Objectives and Strategies”, our primary business objectives are to generate increasing cash flow, achieve long-term growth and maximize shareholder value primarily through the operation, development, redevelopment and acquisition of well-located community and neighborhood shopping centers. However, as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” current economic and financial market conditions have created a need for most REITs, including us, to place a significant amount of emphasis on our financing and capital preservation strategy. As such, our primary objective recently has been, and in the future will continue to be, the strengthening of our balance sheet, managing our debt maturities and conserving cash. We ended 2008 with approximately $87 million of cash and borrowing capacity. We will remain focused on 2009 and 2010 refinancing activity and will continue to aggressively manage our operating portfolio.

During 2008, we successfully completed various finance and capital-raising activities. As a result of the actions listed below, we reduced the amount outstanding under our unsecured revolving credit facility to $105 million (net of additional borrowings) at December 31, 2008 from $153 million at December 31, 2007. The significant financing and capital raising activities completed during 2008 included the following:

New Financings

•

In December 2008, we placed variable rate debt, secured by our Glendale Town Center property, with an interest rate of LIBOR + 2.75% and a maturity date of December 2011. This variable rate loan has a total commitment of $24.0 million and at December 31, 2008, approximately $21.8 million was outstanding. The proceeds from this loan were primarily used to repay the variable rate construction loans at three of our properties, as discussed below;

•

In December 2008, we closed on our Eddy Street Commons variable rate construction loan. This loan has a total commitment of $29.5 million, an interest rate of LIBOR + 2.30% and a maturity date of December 2011.  As of December 31, 2008, there were no amounts outstanding under this loan; and

•

In July 2008, we entered into a $30 million unsecured term loan agreement (the “Term Loan”) and in August 2008, amended the original agreement and increased the amount of our borrowings under the Term Loan to $55 million. The Term Loan matures in July 2011 and bears interest at LIBOR + 2.65%. A significant portion of the $55 million proceeds from the Term Loan were used to pay down borrowings under our unsecured revolving credit facility.

Refinancings & Maturity Date Extensions

•

In December 2008, we extended the maturity date of our variable rate loan at our Bayport Commons property from December 2009 to December 2011. As of December 31, 2008, $20.5 million was outstanding under this loan. As discussed in the last bullet below, we had previously extended the maturity date of this debt in early 2008;

•

In December 2008, we extended the maturity date from January 2009 to July 2009 on our $9.4 million variable rate land loan at our Delray Marketplace property;

•

In October 2008, we extended the maturity dates from 2009 to 2010 on approximately $60.9 million of our variable rate debt at four properties (Estero Town Center, Tarpon Springs Plaza, Rivers Edge Shopping Center, and Bridgewater Marketplace);

•

In October 2008, we refinanced variable rate debt at our Gateway Shopping Center and extended the maturity date from August 2009 to October 2011. At the time of the loan’s original maturity, approximately $19.2 million was outstanding. As refinanced, at December 31, 2008, approximately $20.1 million was outstanding under the new loan, which has a $22.5 million total loan commitment. As discussed in the last bullet below, we had previously extended the maturity date of this debt in  early 2008;

•

In February 2008, we refinanced approximately $4.0 million of fixed rate debt at our Indiana State Motor Pool commercial property, replacing the fixed rate with a variable rate at LIBOR + 1.35%. We also extended the maturity date from March 2008 to February 2011; and

•

In January and February 2008, we refinanced or extended the maturity date of approximately $56.7 million of variable rate debt at six of our consolidated properties (Fishers Station, Bayport Commons, Bridgewater Marketplace, Gateway Shopping Center, Red Bank Commons, and South Elgin Commons) and extended the maturity dates from 2008 to 2009. As discussed below, we repaid the outstanding indebtedness at Red Bank Commons in December 2008.

Repayment of Outstanding Indebtedness

•

In December 2008, we repaid the entire combined outstanding balance of $22.4 million on the variable rate construction loans at three of our operating properties (Naperville Marketplace, Trader’s Point II and Red Bank Commons) primarily using the proceeds from the debt placed on our Glendale Town Center property.

Equity Offering

•

In October 2008, we completed an equity offering of 4,750,000 common shares at an offering price of $10.55 per share for net offering proceeds of approximately $47.8 million, all of which was used to repay borrowings under our unsecured revolving credit facility.

2008 Development and Redevelopment Activities

During 2008, we completed the following development and redevelopment projects and transitioned them to our operating portfolio:

•

Bridgewater Marketplace, a 50,820 square foot neighborhood shopping center (including 24,800 square feet of non-owned anchor space) located in a suburb of Indianapolis, Indiana, was transitioned into our operating portfolio in the first quarter of 2008 and is anchored by a non-owned Walgreens;

•

Naperville Marketplace, a 169,600 square foot neighborhood shopping center (including 86,310 square feet of non-owned anchor space) located in Chicago, Illinois, was transitioned into our operating portfolio in the first quarter of 2008 and is anchored by T.J. Maxx and PetSmart, both of which are Company-owned;

•

54th & College, a 20,100 square foot shopping center located in Indianapolis, Indiana, consists entirely of non-owned space. We ground lease the land underlying the shopping center to Fresh Market. This property was transitioned into our operating portfolio in the second quarter of 2008;

•

Glendale Town Center is a 685,827 square foot power center (including 282,500 square feet of non-owned anchor space) located in Indianapolis, Indiana that we recently redeveloped.  This center’s primary non-owned anchor, a newly constructed 129,000 square foot Target, opened in July 2008. This center also includes Macy’s, Lowe’s Home Improvement (non-owned), Staples, Kerasotes Theatre, Panera Bread, Walgreens (non-owned), the Indianapolis-Marion County Public Library, a number of new small shops and professional office spaces and one additional outlot. The redevelopment of this center was substantially completed in the third quarter of 2008;

•

Bayport Commons, a 268,556 square foot neighborhood shopping center (including 173,800 square feet of non-owned anchor space, consisting of a non-owned Target) located in a suburb of Tampa, Florida, was transitioned into our operating portfolio in the third quarter of 2008 and is anchored by PetSmart, Best Buy, and Michaels;

•

Gateway Shopping Center, a 285,200 square foot neighborhood shopping center (including 184,251 square feet of non-owned anchor space, including non-owned Kohls and Winco Foods) located in Seattle, Washington, was transitioned into our operating portfolio in the third quarter of 2008 and is anchored by PetSmart, Ross Dress for Less, and Rite Aid, all of which are Company-owned; and

•

Sandifur Plaza, a 12,552 square foot shopping center located in Pasco, Washington which is comprised of three small shop buildings and a non-owned Walgreens, was transitioned into our operating portfolio in the fourth quarter of 2008.

Also during 2008, we added two projects to our development pipeline and reclassified four operating properties to our redevelopment pipeline:

•

Eddy Street Commons, Phase I, South Bend, Indiana.  In March 2008, we added this property to our development pipeline. Once completed, we expect this phase of the development property to be an estimated 465,000 square feet of retail, office space, and multi-family components (including a 300,000 square foot non-owned multi-family component).  Our share of the current estimated cost of this project is approximately $35 million;

•

South Elgin Commons, Phase I, Chicago, Illinois.  In June 2008, we added this property to our development pipeline as a merchant building asset. Once completed, this phase of the development will consist of a 45,000 square foot single tenant building. Our estimated cost of this project is approximately $9.2 million. Upon completion, we will evaluate a potential sale of this asset;

•

Bolton Plaza, Jacksonville, Florida. In June 2008, we transferred this 172,938 square foot shopping center from our operating portfolio to our redevelopment pipeline. Upon the expiration of the former anchor tenant’s lease with us, it relocated to a supercenter in the same trade area. We are currently marketing this space to several potential anchor tenants. Our estimated cost of this redevelopment is approximately $2.0 million;

•

Rivers Edge Shopping Center, Indianapolis, Indiana. In February 2008, we purchased this 110,875 square foot neighborhood shopping center for approximately $18.3 million with the intent to redevelop it, and transferred the property into our redevelopment pipeline shortly thereafter. To fund our purchase of the property, we utilized approximately $2.7 million of proceeds we received from the November 2007 sale of our 176th & Meridian property. The remaining purchase price was financed initially through a draw on our unsecured revolving credit facility and subsequently financed with a variable rate borrowing. The current anchor tenant’s lease at this property will expire in March 2010 and we are currently marketing the space to several potential anchor tenants for the center in the event the current anchor tenant does not renew its lease. Our estimated cost of this redevelopment is approximately $2.5 million;

•

Courthouse Shadows, Naples, Florida. In September 2008, we transferred this 134,867 square foot neighborhood shopping center from our operating portfolio to our redevelopment pipeline. We intend to modify the existing façade, pylon signage, and upgrade the landscaping and lighting. Publix recently purchased the lease of the former anchor tenant, performed certain improvements and intends to occupy the space in the first half of 2009. In addition to the existing center, we may construct an additional building to support approximately 6,000 square feet of small shop space. We currently anticipate our total investment in the redevelopment at Courthouse Shadows will be approximately $2.5 million; and

•

Four Corner Square, Seattle, Washington. In September 2008, we transferred this 29,177 square foot neighborhood shopping center from our operating portfolio to our redevelopment pipeline. In addition to the existing center, we also own approximately ten acres of land that is in our visible shadow pipeline that is adjacent to the center that may be used as part of the redevelopment. Our estimated cost of this redevelopment is approximately $0.5 million.

2008 Property Dispositions

 During 2008, we sold the following properties:

•

Spring Mill Medical, Phase I. In December 2008, our 50% owned unconsolidated joint venture sold Spring Mill Medical, Phase I, a commercial operating property located in Indianapolis, Indiana. This property was sold for approximately $17.5 million, resulting in a gain on sale of approximately $3.5 million, our share of which was approximately $1.2 million, net of the write-off of our excess investment. Net proceeds of approximately $14.4 million from the sale of this property were utilized to defease the related mortgage loan. Our share of the remaining proceeds were primarily used to pay down borrowings under our unsecured revolving credit facility;

•

Spring Mill Medical, Phase II. Also in December 2008, our 50% owned consolidated joint venture sold Spring Mill Medical, Phase II, a build-to-suit commercial asset located in Indianapolis, Indiana that was owned in our taxable REIT subsidiary. The proceeds of this sale were approximately $10.6 million, and the associated construction costs were approximately $9.4 million, including a $0.9 million payment to our joint venture partner to acquire their partnership interest prior to the sale to a third party. Our share of net proceeds of approximately $1.2 million from this sale were primarily used to pay down borrowings under our unsecured revolving credit facility; and

•

Silver Glen Crossing. In December 2008, we sold our Silver Glen Crossing property located in a suburb of Chicago, Illinois for net proceeds of approximately $17.2 million and a recognized loss on sale, net of Limited Partners’ interests, of $2.1 million. The majority of the net proceeds from the sale of this property were used to pay down borrowings under our unsecured revolving credit facility.

2008 Property Acquisitions

 In addition to the purchase of our Rivers Edge Shopping Center, as discussed above, we also made the following property acquisitions:

•

In July 2008, we purchased approximately 123 acres of development land in Holly Springs, North Carolina for $21.6 million, which was financed with borrowings from our unsecured revolving credit facility. In addition, on October 1, 2008, we purchased an additional 18 acres of land adjacent to this location for approximately $5.0 million, which was also financed with borrowings from our unsecured revolving credit facility. These land parcels may be used for future development purposes; and

•

In April 2008, one of our consolidated joint ventures, in which we own an 85% interest, purchased approximately four acres of land in Indianapolis, Indiana, commonly known as Pan Am Plaza. We funded the joint venture’s purchase with borrowings from our unsecured revolving credit facility. This land is situated across the street from the Indiana Convention Center and adjacent to the recently constructed Indianapolis Colts football stadium.  The joint venture intends to develop restaurants and retail space on this property.

2008 Cash Distributions

In 2008, we declared four quarterly cash distributions of $0.205 per common share, or $0.82 per common share on an annual basis.

Business Objectives and Strategies

Our primary business objectives are to generate increasing cash flow, achieve sustainable long-term growth and maximize shareholder value primarily through the operation, development and acquisition of well-located community and neighborhood shopping centers. We seek to implement our business objectives by focusing on the following strategies, each of which are described in more detail below:

•

Operating Strategy: Maximizing the internal growth in revenue from our operating properties by leasing and re-leasing those properties to a diverse group of tenants at increasing rental rates, when possible, and redeveloping certain properties to make them more attractive to existing and prospective tenants or to permit additional or more productive uses of the properties;

•

Investment Strategy: Using debt and equity capital prudently to redevelop or renovate our existing properties and to selectively acquire and develop additional shopping centers on land parcels that we currently own where we project that investment returns would meet or exceed expectations; and

•

Finance and Capital Strategy: Financing our capital requirements with borrowings under our existing credit facility and newly issued secured debt, internally generated funds and proceeds from selling properties that no longer fit our strategy, and by accessing the public securities markets when market conditions permit.

Operating Strategy. Our primary operating strategy is to maximize rents and maintain occupancy levels by attracting and retaining a strong and diverse tenant base. Most of our properties are in neighborhood trade areas with attractive demographics, which has allowed us to maintain occupancy rates and, in some cases, increase rental rates. We seek to implement our operating strategy by, among other things:

•

maintaining an efficient property management and leasing strategy by emphasizing and maximizing rent growth and cost-effective facilities;

•

maintaining a diverse tenant mix in an effort to limit our exposure to the financial condition of any one tenant;

•

maintaining strong tenant and retailer relationships in order to avoid rent interruptions and reduce marketing, leasing and tenant improvement costs that result from re-tenanting space;

•

increasing rental rates upon the renewal of expiring leases or re-leasing of space to new tenants while minimizing vacancy to the extent possible;

•

evaluating redevelopment and renovation opportunities that we believe will make our properties more attractive for leasing or re-leasing to tenants; and

•

taking advantage of under-utilized land or existing square footage, or reconfiguring properties for better use.

We implemented our operating strategy in 2008 in a number of ways, including maintaining a diverse tenant mix with no tenant accounting for more than 3.6% of our annualized base rent. See Item 2 “Properties” for a list of our top 25 tenants by gross leasable area and annualized base rent.

As another example of our implementation of our operating strategy, in the third quarter of 2008, we successfully transitioned our Glendale Town Center property from our redevelopment portfolio to our operating portfolio, as the redevelopment work was substantially completed.  As of December 31, 2008, this property was approximately 92% leased. Also, throughout 2008, we transferred four additional properties (Rivers Edge, Courthouse Shadows, Four Corner Square, and Bolton Plaza) into our redevelopment pipeline, as these properties are undergoing major redevelopment in an attempt to better meet our current and future tenants’ needs.

Investment Strategy. While we currently focus on conserving capital, our investment strategy also includes the selective deployment of resources to projects that are expected to generate investment returns that meet or exceed our expectations. We seek to implement our investment strategy in a number of ways, including:

•

successfully completing the construction and lease-up of our development portfolio;

•

maximizing the occupancy of our existing operating portfolio;

•

redeveloping, renovating, expanding and/or reconfiguring our existing operating properties;

•

disposing of certain assets that no longer meet our long-term investment criteria and recycling the capital; and

•

continuing to selectively pursue the purchase of retail properties or portfolios and/or land parcels in markets with attractive demographics that we believe can support retail development and therefore attract strong retail tenants.

In evaluating potential development, redevelopment, acquisition and disposition opportunities, we consider a number of factors, including:

•

the expected returns on investments relative to our combined cost of capital in making such investment, as well as the anticipated risks in achieving the expected return;

•

the configuration of the property, including ease of access, abundance of parking, maximum visibility, and the demographics of the surrounding area;

•

the current tenant mix at the property or the potential future tenant mix that the demographics of the property could support, including the presence of one or more additional anchors, for example, value retailers, grocers, soft goods stores, office supply stores, sporting goods retailers, as well as an overall diverse tenant mix that includes restaurants, shoe and clothing retailers, specialty shops and service retailers such as banks, dry cleaners and hair salons, some of which provide staple goods to the community and offer a high level of convenience;

•

the level of success of our existing investments, if any, in the same or nearby markets;

•

the current and projected cash flow and market value of the property, and the potential to increase cash flow and market value if the property were to be successfully redeveloped; and

•

the price being offered for the property, the current and projected operating performance of the property, the tax consequences of the sale and other factors.

We implemented our investing strategy in 2008 in a number of ways, including our recycling of capital during 2008 as evidenced by the December 2008 sale of two operating properties, Silver Glen Crossing, a wholly-owned community shopping center, and Spring Mill Medical, Phase I, an unconsolidated commercial property that was owned 50% through a joint venture with a third party. In addition, our 50% owned consolidated joint venture sold Spring Mill Medical, Phase II, a build-to-suit commercial asset located in Indianapolis, Indiana that was owned in our taxable REIT subsidiary. Utilizing the net proceeds of these sales, we were able to generate net cash of approximately $23.6 million, which was primarily used to pay down borrowings under our unsecured revolving credit facility.

In addition, in February 2008, we utilized the $2.7 million of net proceeds from the November 2007 sale of our 176th & Meridian property to complete a like-kind transaction under Section 1031 of the Internal Revenue Code and purchased Rivers Edge Shopping Center, a neighborhood shopping center located in Indianapolis, Indiana, for $18.3 million. The remaining $15.6 million of the purchase price was financed initially through a draw on our unsecured credit facility and subsequently with a variable rate loan.

Finance and Capital Strategy. Our primary finance and capital strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective way. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings, including the purchase price of properties to be developed or acquired with debt financing, the estimated market value of our properties and our Company as a whole upon consummation of the refinancing and the ability of particular properties to generate cash flow to cover expected debt service. As discussed in more detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the current market conditions has created a need for most REITs, including us, to place a significant emphasis on financing strategies and capital preservation.  While these conditions continue, including the turmoil in the credit markets, our continuing efforts to strengthen our balance sheet are imperative to our business. We seek to implement our financing and capital strategies in a number of ways, including:

•

prudently managing our balance sheet, including reducing the aggregate amount of indebtedness outstanding under our unsecured credit facility so that we have additional capacity available to fund our development and redevelopment projects and pay down maturing debt if refinancing that debt is not feasible;

•

extending or refinancing our borrowings maturing in 2009 and 2010;

•

managing our exposure to variable-rate debt through interest rate hedging transactions;

•

entering into new project-specific construction loans, property loans, and other borrowings;

•

using joint venture arrangements to access less expensive capital and to mitigate risk; and

•

considering the raising of additional capital through the issuance of common shares, preferred shares or other securities.

We implemented our financing and capital strategy in 2008 in a number of ways, including completing an equity offering of 4,750,000 common shares at an offering price of $10.55 per common share for net offering proceeds of approximately $47.8 million, the majority of which were used to repay the borrowings under our unsecured revolving credit facility. In addition, as discussed above in “2008 Significant Activities”, we have engaged in a number of financing and refinancing activities in 2008. As a result of these activities, we were able to reduce the amount outstanding under our unsecured revolving credit facility to $105 million, net of additional borrowings, at December 31, 2008 from $153 million at December 31, 2007. In addition, we reduced our 2009 maturities to $87 million at December 31, 2008.

Business Segments

Our principal business is the development, construction, acquisition, ownership and operation of high-quality neighborhood and community shopping centers in selected markets in the United States. We have aligned our operations into two business segments: (1) real estate operation and development, and (2) construction and advisory services. See Note 15 “Segment Information” in our Notes to Consolidated Financial Statements, contained in this Form 10-K, for information on our two business segments and the reconciliation of total segment revenues to total revenues, total segment operating income to operating income, total segment net income to net income and total segment assets to total assets for the years ended December 31, 2008, 2007 and 2006.

Competition

We believe that competition for the development, acquisition and operation of neighborhood and community shopping centers is highly fragmented. We face competition from institutional investors, other REITs and owner-operators engaged in the development, acquisition, ownership and leasing of shopping centers as well as from numerous local, regional and national real estate developers and owners in each of our markets. We also face significant competition in leasing available space to prospective tenants at our development and operating properties. Recent economic conditions have caused a greater than normal amount of space to be available for lease generally and in the markets in which our properties are located.  The actual competition for tenants varies depending upon the characteristics of each local market (including current economic conditions) in which we own and manage property. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, price, the presence of anchor stores, and maintenance appearance of properties.

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

Offices

Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

As of December 31, 2008, we had 107 full-time employees. Of these employees, 77 were “home office” executive and administrative personnel and 30 were on-site construction and maintenance personnel.

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

We have separated the risks into three categories:

•

risks related to our operations;

•

risks related to our organization and structure; and

•

risks related to tax matters.

RISKS RELATED TO OUR OPERATIONS

Current challenging conditions in the United States and global economy, the challenges being faced by our retail tenants and non-owned anchor tenants and the decrease in demand for retail space may have a material adverse affect on our financial condition and results of operations.

We are susceptible to adverse economic developments in the United States. The United States is currently in a recession and this challenging economic environment may continue into the future. There can be no assurance that government responses to disruptions in the economy and in the financial markets will restore consumer confidence. General economic factors that are beyond our control, including, but not limited to, the current recession, decreases in consumer confidence, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, tax rates, increasing business layoffs, downsizing and industry slowdowns, and/or rising inflation, could have a negative impact on the business of our retail tenants.  In turn, this could have a material adverse affect on our business because current or prospective tenants may, among other things (i) have difficulty paying us rent as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or seek downward rental adjustment to such leases, or (iv) be forced to curtail operations or declare bankruptcy.  We are also susceptible to other developments that, while not directly tied to the economy, could have a material adverse effect on our business. These developments include relocations of businesses, changing demographics, increased Internet shopping, infrastructure quality, state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation, decreasing valuations of real estate, and other factors.

In addition, because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space, due to the economic factors discussed above or otherwise, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues or the Internet. To the extent that any of these conditions occur, they are likely to negatively affect market rents for retail space and could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Because of our geographical concentration in Indiana, Florida and Texas, a prolonged economic downturn in these states could materially and adversely affect our financial condition and results of operations.

The United States economy is in a recession.  Similarly, the specific markets in which we operate are currently facing very challenging economic conditions that will likely continue into the future.  In particular, as of December 31, 2008, approximately 40% of our owned square footage and approximately 39% of our total annualized base rent is located in the State of Indiana, approximately 21% of our owned square footage and approximately 22% of our total annualized base rent is located in the State of Florida and approximately 21% of our owned square footage and approximately 19% of our total annualized base rent is located in the State of Texas.  This level of concentration exposes us to greater economic risks than if we owned properties in numerous geographic regions. These states are currently dealing with state fiscal budget shortfalls, rising unemployment rates, and home foreclosure rates that, in some cases, are above the national average. Continued adverse economic or real estate developments in Indiana, Florida, Texas, or the surrounding regions, or any continued decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Recent disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes on reasonable terms, or at all, and have other material adverse effects on our business.

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

Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for development of our properties and other purposes at reasonable terms, or at all, which may materially adversely affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. If we are not successful in refinancing our outstanding debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations.  In addition, we may be unable to obtain permanent financing on development projects we financed with construction loans or mezzanine debt.  Our inability to obtain such permanent financing on favorable terms, if at all, could delay the completion of our development projects and/or cause us to incur additional capital costs in connection with completing such projects, either of which could have a material adverse affect on our business and our ability to execute our business strategy. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and have other adverse effects on our business.

We had approximately $678 million of consolidated indebtedness outstanding as of December 31, 2008, which may have a material adverse effect on our results of operations and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest may materially adversely affect our operating performance. We had approximately $678 million of consolidated outstanding indebtedness as of December 31, 2008. At December 31, 2008, approximately $345 million of this debt bore interest at variable rates (approximately $147 million when reduced by our $198 million of interest rate swaps for fixed interest rates). Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it could materially adversely affect our results of operations.

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

Our substantial debt could materially and adversely affect our business and results of operations by, among other things:

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

Agreements with lenders supporting our revolving credit facility, unsecured term loan and various other loan agreements contain default provisions which, among other things, could result in the acceleration of principal and interest payments or the termination of the facilities.

Our revolving credit facility, unsecured term loan and various other debt agreements contain certain Events of Default which include, but are not limited to, failure to make principal or interest payments when due, failure to perform or observe any term, covenant or condition contained in the agreements, failure to maintain certain financial and operating ratios and other criteria, misrepresentations and bankruptcy proceedings.  In the event of a default under any of these agreements, the lender would have various rights including, but not limited to, the ability to require the acceleration of the payment of all principal and interest due and/or to terminate the agreements, and foreclosure on the properties.  The declaration of a default and/or the acceleration of the amount due under any such Company credit agreement could have a material adverse effect on the Company.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

As of December 31, 2008, a significant amount of our indebtedness was secured by our real estate assets. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of our investment. Also, certain of these mortgages contain customary covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

Our performance and value are subject to risks associated with real estate assets and with the real estate industry.

Our ability to make expected distributions to our shareholders depends on our ability to generate substantial revenues from our properties. In periods of economic slowdown or recession, such as the current period, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Such events would materially and adversely affect our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to satisfy our debt service obligations and to make distributions to our shareholders.

In addition, other events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:

•

adverse changes in the national, regional and local economic climate, particularly in: Indiana, where approximately 40% of our owned square footage and 39% of our total annualized base rent is located; Florida, where approximately 21% of our owned square footage and 22% of our total annualized base rent is located; and Texas, where approximately 21% of our owned square footage and 19% of our total annualized base rent is located;

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

•

decreased attractiveness of our properties to tenants;

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

•

changing demographics; and

•

changing traffic patterns.

Failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, could have a material adverse effect on our results of operations.

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly during periods of economic uncertainty such as what we are currently experiencing.  As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or non-owned anchor or a failure by that major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could have a material adverse effect on our results of operations. As of December 31, 2008, the five largest tenants in our operating portfolio in terms of annualized base rent were Lowe’s Home Improvement, Publix, PetSmart, the State of Indiana, and Marsh Supermarkets, with annualized base rents for each representing 3.6%, 3.3%, 2.8%, 2.3%, and 2.3%, respectively, of our total annualized base rent.

We face potential material adverse effects from increasing numbers of tenant bankruptcies and we may be unable to collect balances due from any tenant bankruptcy.

Bankruptcy filings by our retail tenants occur from time to time.  Such bankruptcies may increase in times of economic uncertainty such as what we are currently experiencing. The number of bankruptcies among U.S. companies has increased significantly in 2008 and current economic conditions suggest this trend could continue or worsen. Similar to U.S. businesses as a whole, bankruptcies of tenants renting space at properties in our portfolio increased sharply in 2008.  We cannot make any assurance that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant or the lease guarantor, or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold from a tenant in bankruptcy.

As an example of a recent bankruptcy by one of our significant tenants, in November 2008, Circuit City Stores, Inc. filed a petition for bankruptcy protection under Chapter 11 of the federal bankruptcy laws and, in January 2009, declared that it would be liquidating and closing all of its stores. As of December 31, 2008, Circuit City leased space at three of our properties and represented a total of approximately 2.2% of our total operating portfolio annualized base rent and approximately 1.7% of our total operating portfolio owned gross leasable area. At December 31, 2008, as a result of the liquidation, we wrote off all depreciable fixed assets and uncollected accounts and straight-line rent receivables from Circuit City, which reduced our net income by approximately $4.1 million on a quarter and year to date basis.

We are continually re-leasing vacant spaces resulting from tenant lease terminations. The bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could materially adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

Our financial covenants may restrict our operating and acquisition activities.

Our unsecured revolving credit facility and unsecured term loan contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of the financial covenants could cause an event of default under and/or accelerate some or all of our indebtedness, which could have a material adverse effect on us.

Our current and future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

As of December 31, 2008, we owned eight of our operating properties through joint ventures, one of which was accounted for using the equity method as we do not exercise requisite control for consolidation treatment. For the twelve months ended December 31, 2008, the eight properties represented approximately 9.9% of our annualized base rent. In addition, one of the properties in our current development pipeline and two properties in our visible shadow pipeline are currently owned through joint ventures, one of which was accounted for under the equity method as of December 31, 2008 as we do not exercise requisite control for consolidation treatment.  We have also entered into an agreement with Prudential Real Estate Investors to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

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

We compete with numerous developers, owners and operators of retail shopping centers for tenants. These competitors include institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same submarkets in which our properties are located, but which have greater capital resources. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be materially adversely affected. As of December 31, 2008, leases were scheduled to expire on a total of approximately 4.8% of the space at our properties in 2009. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements we undertake may reduce cash available for distributions to shareholders.

Our future developments and acquisitions may not yield the returns we expect or may result in shareholder dilution.

We currently have three properties in our current development pipeline and six properties in our visible shadow pipeline. New developments and acquisitions are subject to a number of risks, including, but not limited to:

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

In addition, if a project is delayed or if we are unable to lease designated space to anchor tenants, certain tenants may have the right to terminate their leases. If any of these situations occur, development costs for a project will increase, which will result in reduced returns, or even losses, from such investments. In deciding whether to acquire or develop a particular property, we make certain assumptions regarding the expected future performance of that property. If these new properties do not perform as expected, our financial performance may be materially and adversely affected. In addition, the issuance of equity securities as consideration for any acquisitions could be substantially dilutive to our shareholders.

We may not be successful in identifying suitable development projects or acquisitions that meet our investment criteria, which may impede our growth.

Part of our business strategy is expansion through development projects and acquisitions, which requires us to identify suitable development or acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable real estate properties or other assets that meet our development or acquisition criteria or in completing developments, acquisitions or investments on satisfactory terms. Failure to identify or complete developments or acquisitions could slow our growth, which could in turn materially adversely affect our operations.

Redevelopment activities may be delayed or otherwise may not perform as expected and, in the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss.

We currently have five properties in our redevelopment pipeline. We expect to redevelop certain of our other properties in the future. In connection with any redevelopment of our properties, we will bear certain risks, including the risk of construction delays or cost overruns that may increase project costs and make a project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, various tenants may have the right to withdraw from a property if a development and/or redevelopment project is not completed on time. In the case of a redevelopment project, consents may be required from various tenants in order to redevelop a center. In the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss.

We may not be able to sell properties when appropriate and could, under certain circumstances, be required to pay certain tax indemnities related to the properties we sell.

Real estate property investments generally cannot be sold quickly. In connection with our formation at the time of our IPO, we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners of our Operating Partnership. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, we will indemnify the contributors of those properties for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment). The six properties to which our tax indemnity obligations relate represented approximately 19% of our annualized base rent in the aggregate as of December 31, 2008. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South and Market Street Village. We also agreed to limit the aggregate gain certain limited partners of our Operating Partnership would recognize, with respect to certain other contributed properties through December 31, 2016, to not more than $48 million in total, with certain annual limits, unless we reimburse them for the taxes attributable to the excess gain (and any taxes imposed on the reimbursement payments), and to take certain other steps to help them avoid incurring taxes that were deferred in connection with the formation transactions.

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

We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God, and, in some cases, flooding. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover all losses. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

Rising operating expenses could reduce our cash flow and funds available for future distributions, particularly if such expenses are not off-set by corresponding revenues.

Our existing properties and any properties we develop or acquire in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. The expenses of owning and operating properties are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties. As a result, if any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. As of December 31, 2008, our retail operating portfolio was approximately 91% leased compared to approximately 95% as of December 31, 2007. Our properties continue to be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, regardless of such properties’ occupancy rates. Therefore, rising operating expenses could reduce our cash flow and funds available for future distributions, particularly if such expenses are not off-set by corresponding revenues.

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

Most of our leases contain provisions requiring the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance.  However, increased inflation could have a more pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable.

Our share price could be volatile and could decline, resulting in a substantial or complete loss on our shareholders’ investment.

The stock markets (including The New York Stock Exchange, or the “NYSE,” on which we list our common shares) have experienced significant price and volume fluctuations. The market price of our common shares could be similarly volatile, and investors in our common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

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

If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2008, we had outstanding 34,181,179 common shares. Of these shares, approximately 32,436,000 are freely tradable, and the remainder of which are mostly held by our “affiliates,” as that term is defined by Rule 144 under the Securities Act. In addition, approximately 8.1 million units of our Operating Partnership are owned by certain of our executive officers and other individuals, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC in August 2005 to register 9,115,149 common shares issued (or issuable upon redemption of units in our Operating Partnership) in our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

Certain of our officers and members of our Board of Trustees own limited partner units in our Operating Partnership. These individuals may have personal interests that conflict with the interests of our shareholders with respect to business decisions affecting us and our Operating Partnership, such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment. As a result, the effect of certain transactions on these unit holders may influence our decisions affecting these properties.

Certain members of our executive management team have outside business interests that could require time and attention.

Certain members of our executive management team own interests in properties that are not part of our Company. These properties include a 243-room Indianapolis hotel and condominium development that opened in 2006 and various outlots and land parcels that are held for sale. In some cases, one or more of these individuals or their affiliates will have certain management and fiduciary obligations that may conflict with such person’s responsibilities as an officer or trustee of our company and may adversely affect our operations.

Departure or loss of our key officers could have an adverse effect on us.

Our future success depends, to a significant extent, upon the continued services of our existing executive officers.  Our executive officers’ experience in real estate acquisition, development and finance are critical elements of our future success. We have employment agreements with each of our executive officers that provided for a term that ended in December 2008, with automatic one-year renewals unless either we or the officer elects not to renew the agreement.  These agreements were automatically renewed for our three remaining executive officers through December 31, 2009.  If one or more of our key executives were to die, become disabled or otherwise leave the company's employ, we may not be able to replace this person with an executive officer of equal skill, ability, and industry expertise. Until suitable replacements personnel could be identified and hired, if at all, our operations and financial condition could be impaired.

We depend on external capital to fund our capital needs.

To qualify as a REIT, we will be required to distribute to our shareholders each year at least 90% of our net taxable income excluding net capital gains. In order to eliminate federal income tax, we will be required to distribute annually 100% of our net taxable income, including capital gains. Partly because of these distribution requirements, we will not be able to fund all future capital needs, including capital for property development and acquisitions, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms, if at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings and our ability to qualify as a REIT for federal income tax purposes.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

Retail Operating Properties

As of December 31, 2008, we owned interests in a portfolio of 52 retail operating properties totaling approximately 8.4 million square feet of gross leasable area (“GLA”) (including non-owned anchor space). The following tables set forth more specific information with respect to the Company’s retail operating properties as of December 31, 2008:

OPERATING RETAIL PROPERTIES - TABLE I

Property[1,2]	State	MSA	Year Built/ Renovated	Year Added to Operating Portfolio	Acquired, Redeveloped, or Developed	Total GLA[2]	Owned GLA[2]	Percentage of Owned GLA Leased[3]
Bayport Commons	FL	Tampa	2008	2008	Developed	268,556	94,756	90.8%
Circuit City Plaza[4]	FL	Ft. Lauderdale	2004	2004	Developed	405,906	45,906	81.9%
Eagle Creek Lowe's	FL	Naples	2006	2006	Developed	165,000	—	*
Estero Town Commons[5]	FL	Naples	2006	2007	Developed	206,600	25,600	75.8%
Indian River Square	FL	Vero Beach	1997/2004	2005	Acquired	379,246	144,246	97.6%
International Speedway Square[4]	FL	Daytona	1999	1999	Developed	233,901	220,901	96.6%
Kings Lake Square	FL	Naples	1986	2003	Acquired	85,497	85,497	96.2%
Pine Ridge Crossing	FL	Naples	1993	2006	Acquired	258,874	105,515	96.4%
Riverchase Plaza	FL	Naples	1991/2001	2006	Acquired	78,340	78,340	98.0%
Tarpon Springs Plaza	FL	Naples	2007	2007	Developed	276,346	82,546	98.5%
Wal-Mart Plaza	FL	Gainesville	1970	2004	Acquired	177,826	177,826	98.0%
Waterford Lakes Village	FL	Orlando	1997	2004	Acquired	77,948	77,948	92.6%
Kedron Village	GA	Atlanta	2006	2006	Developed	282,125	157,408	88.6%
Publix at Acworth	GA	Atlanta	1996	2004	Acquired	69,628	69,628	98.0%
Publix Centre at Panola	GA	Atlanta	2001	2004	Acquired	73,079	73,079	100.0%
Fox Lake Crossing	IL	Chicago	2002	2005	Acquired	99,072	99,072	84.7%
Naperville Marketplace	IL	Chicago	2008	2008	Developed	169,600	83,290	87.3%
50 South Morton	IN	Indianapolis	1999	1999	Developed	2,000	2,000	100.0%
54th & College	IN	Indianapolis	2008	2008	Developed	20,100	—	*
Beacon Hill[5]	IN	Crown Point	2006	2007	Developed	127,821	57,321	60.4%
Boulevard Crossing	IN	Kokomo	2004	2004	Developed	213,696	123,696	96.3%
Bridgewater Marketplace	IN	Indianapolis	2008	2008	Developed	50,820	26,000	17.3%
Cool Creek Commons	IN	Indianapolis	2005	2005	Developed	137,107	124,578	95.6%
Fishers Station[6]	IN	Indianapolis	1989	2004	Acquired	114,457	114,457	79.5%
Geist Pavilion	IN	Indianapolis	2006	2006	Developed	64,114	64,114	83.6%
Glendale Town Center	IN	Indianapolis	1958/2008	2008	Redeveloped	685,827	403,327	92.4%
Greyhound Commons	IN	Indianapolis	2005	2005	Developed	153,187	—	*
Hamilton Crossing Centre	IN	Indianapolis	1999	2004	Acquired	87,424	82,424	98.4%
Martinsville Shops	IN	Martinsville	2005	2005	Developed	10,986	10,986	100.0%
Red Bank Commons	IN	Evansville	2005	2006	Developed	324,308	34,308	69.8%
Stoney Creek Commons	IN	Indianapolis	2000	2000	Developed	189,527	49,330	100.0%
The Centre[7]	IN	Indianapolis	1986	1986	Developed	80,689	80,689	96.5%
The Corner Shops	IN	Indianapolis	1984/2003	1984	Developed	42,545	42,545	96.4%
Traders Point	IN	Indianapolis	2005	2005	Developed	348,835	279,558	98.2%
Traders Point II	IN	Indianapolis	2005	2005	Developed	46,600	46,600	61.4%
Whitehall Pike	IN	Bloomington	1999	1999	Developed	128,997	128,997	100.0%
Zionsville Place	IN	Indianapolis	2006	2006	Developed	12,400	12,400	90.3%
Ridge Plaza	NJ	Oak Ridge	2002	2003	Acquired	115,088	115,088	89.7%
Eastgate Pavilion	OH	Cincinnati	1995	2004	Acquired	236,230	236,230	100.0%
Cornelius Gateway Build-to-Suit[5]	OR	Portland	2006	2007	Developed	35,800	21,000	53.7%
Shops at Otty[8]	OR	Portland	2004	2004	Developed	154,845	9,845	89.6%
Burlington Coat Factory[9]	TX	San Antonio	1992/2000	2000	Redeveloped	107,400	107,400	100.0%
Cedar Hill Village	TX	Dallas	2002	2004	Acquired	139,092	44,262	94.2%
Galleria Plaza[10]	TX	Dallas	2002	2004	Acquired	44,306	44,306	14.9%
Market Street Village[4]	TX	Ft. Worth	1970/2004	2005	Acquired	163,625	156,625	99.2%
Plaza at Cedar Hill	TX	Dallas	2000	2004	Acquired	299,847	299,847	86.5%
Plaza Volente	TX	Austin	2004	2005	Acquired	160,333	156,333	93.4%
Preston Commons	TX	Dallas	2002	2002	Developed	142,539	27,539	92.5%
Sunland Towne Centre	TX	El Paso	1996	2004	Acquired	312,450	307,474	89.0%
50th & 12th	WA	Seattle	2004	2004	Developed	14,500	14,500	100.0%
Gateway Shopping Center[5]	WA	Seattle	2008	2008	Developed	285,200	100,949	76.2%
Sandifur Plaza[5]	WA	Pasco	2008	2008	Developed	12,552	12,552	82.5%
TOTAL						8,372,791	4,958,838	91.2%

OPERATING RETAIL PROPERTIES - TABLE I (continued)

———————

*

Property consists of ground leases only and, therefore, no Owned GLA. As of December 31, 2008, the following were leased: Eagle Creek Lowe’s and 54th & College – single ground lease property; Greyhound Commons – two of four outlots leased.

1

All properties are wholly owned, except as indicated. Unless otherwise noted, each property is owned in fee simple by the Company.

2

Owned GLA represents gross leasable area that we own. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space, and non-owned structures on ground leases.

3

Percentage of Owned GLA Leased reflects Owned GLA/NRA leased as of  December 31, 2008, except for Greyhound Commons, 54th & College, and Eagle Creek Lowe’s (see * ).

4

In November 2008, Circuit City, a tenant at this property, filed a petition for Chapter 11 bankruptcy protection. In January 2009, it announced that it was liquidating operations. The tenant continues to occupy the space at three of our retail centers until it rejects our leases.

5

We own and manage the following properties through joint ventures with third parties: Estero Town Commons (40%); Beacon Hill (50%); Cornelius Gateway (80%); Gateway Shopping Center (50%); and Sandifur Plaza (95%).

6

This property is divided into two parcels: a grocery store and small shops. We own a 25% interest in the small shops parcel through a joint venture and a 100% interest in the grocery store. The joint venture partner is entitled to an annual preferred payment of $96,000. All remaining cash flow is distributed to us.

7

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

OPERATING RETAIL PROPERTIES – TABLE II

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue[1]	Annualized Ground Lease Revenue	Annualized Total Retail Revenue	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA[2]	Major Tenants and Non-Owned Anchors[3]
Bayport Commons	FL	Tampa	$20,329,896	$1,563,448	$—	$1,563,448	2.52%	$18.18	PetSmart, Best Buy, Michaels
Circuit City Plaza	FL	Ft. Lauderdale	—	713,202	—	713,202	1.15%	18.97	Circuit City, Lowe's Home Improvement (non-owned), Wal-Mart (non-owned)
Eagle Creek Lowe's	FL	Naples	—	—	800,000	800,000	1.29%	—	Lowe's Home Improvement
Estero Town Commons[4]	FL	Naples	15,438,740	549,685	871,000	1,420,685	2.29%	28.32	Lowe's Home Improvement, Ruby Tuesday, Mattress Giant
Indian River Square	FL	Vero Beach	13,300,000	1,436,956	—	1,436,956	2.32%	10.21	Bealls, Target (non-owned), Lowe’s Home Improvement (non-owned), Office Depot
International Speedway Square	FL	Daytona	18,902,633	2,377,788	362,900	2,740,688	4.42%	11.14	Bed Bath & Beyond, Circuit City, Stein Mart, Old Navy, Staples, Michaels
Kings Lake Square	FL	Naples	—	1,126,931	—	1,126,931	1.82%	13.71	Publix, Retro Fitness
Pine Ridge Crossing	FL	Naples	17,500,000	1,556,141	—	1,556,141	2.51%	15.29	Publix, Target (non-owned), Bealls (non-owned)
Riverchase Plaza	FL	Naples	10,500,000	1,136,969	—	1,136,969	1.83%	14.41	Publix
Tarpon Springs Plaza	FL	Naples	17,937,448	1,825,917	128,820	1,954,737	3.15%	22.45	Cost Plus, A.C. Moore, Staples
Wal-Mart Plaza	FL	Gainesville	—	934,273	—	934,273	1.51%	5.36	Books-A-Million, Save-A-Lot, Wal-Mart
Waterford Lakes Village	FL	Orlando	—	835,113	—	835,113	1.35%	11.53	Winn-Dixie
Kedron Village	GA	Atlanta	29,700,000	2,461,682	—	2,461,682	3.97%	17.66	Target (non-owned), Bed Bath & Beyond, Ross Dress for Less, PETCO
Publix at Acworth	GA	Atlanta	—	809,765	—	809,765	1.31%	11.87	Publix
Publix Centre at Panola	GA	Atlanta	3,838,820	880,338	—	880,338	1.42%	12.05	Publix
Fox Lake Crossing	IL	Chicago	11,514,970	1,175,099	—	1,175,099	1.90%	14.01	Dominick's
Naperville Marketplace	IL	Chicago	—	921,210	—	921,210	1.49%	12.67	T.J. Maxx, PetSmart
50 South Morton	IN	Indianapolis	—	114,000	—	114,000	0.18%	57.00	N/A
54th & College	IN	Indianapolis	—	—	260,000	260,000	0.42%	—	The Fresh Market (non-owned)
Beacon Hill	IN	Crown Point	11,895,707	614,579	60,000	674,579	1.09%	17.75	Strack & VanTil (non-owned)
Boulevard Crossing	IN	Kokomo	11,908,446	1,603,704	—	1,603,704	2.59%	13.46	PETCO, T.J. Maxx, Kohl's (non-owned)
Bridgewater Marketplace	IN	Indianapolis	8,520,137	91,989	—	91,989	0.15%	20.40
Cool Creek Commons	IN	Indianapolis	18,000,000	1,984,074	—	1,984,074	3.20%	16.66	The Fresh Market, Stein Mart, Cardinal Fitness
Fishers Station	IN	Indianapolis	4,239,798	1,100,316	—	1,100,316	1.78%	12.10	Marsh Supermarkets
Geist Pavilion	IN	Indianapolis	11,125,000	896,539	—	896,539	1.45%	16.73	Party Tree, Ace Hardware
Glendale Town Center	IN	Indianapolis	21,750,000	2,104,079	168,996	2,273,075	3.67%	5.65	Federated Department Stores, Inc., Kerasotes Theatres, Staples, Indianapolis Library, Lowe's Home Improvement (non-owned), Target (non-owned)
Greyhound Commons	IN	Indianapolis	—	—	202,500	202,500	0.33%	—	Lowe's Home Improvement (non-owned)
Hamilton Crossing Centre	IN	Indianapolis	—	1,424,298	71,500	1,495,798	2.41%	17.55	Office Depot
Martinsville Shops	IN	Martinsville	—	160,818	—	160,818	0.26%	14.64	Walgreens (non-owned)
Red Bank Commons	IN	Evansville	—	358,792	—	358,792	0.58%	14.98	Wal-Mart (non-owned), Home Depot (non-owned)
Stoney Creek Commons	IN	Indianapolis	—	464,755	—	464,755	0.75%	9.42	Lowe's Home Improvement (non-owned), HH Gregg, Office Depot
The Centre[4,5]	IN	Indianapolis	—	1,059,381	—	1,059,381	1.71%	13.60	Osco Drug
The Corner Shops	IN	Indianapolis	1,655,882	611,143	—	611,143	0.99%	14.90	Hancock Fabrics
Traders Point	IN	Indianapolis	48,000,000	3,957,335	435,000	4,392,335	7.09%	14.41	Dick's Sporting Goods, Kerasotes Theatres, Marsh Supermarkets, Bed Bath & Beyond, Michaels, Old Navy, PetSmart
Traders Point II	IN	Indianapolis	—	762,418	—	762,418	1.23%	26.65	N/A

OPERATING RETAIL PROPERTIES – TABLE II (continued)

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue[1]	Annualized Ground Lease Revenue	Annualized Total Retail Revenue	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA[2]	Major Tenants and Non-Owned Anchors[3]
Whitehall Pike	IN	Bloomington	$8,767,254	$1,014,000	$—	$1,014,000	1.64%	$7.86	Lowe's Home Improvement
Zionsville Place	IN	Indianapolis	—	234,020	—	234,020	0.38%	20.89	N/A
Ridge Plaza	NJ	Oak Ridge	15,952,261	1,665,073	—	1,665,073	2.69%	16.12	A&P Grocery, CVS
Eastgate Pavilion	OH	Cincinnati	—	2,366,522	—	2,366,522	3.82%	10.02	Best Buy, Dick's Sporting Goods, Value City Furniture
Cornelius Gateway	OR	Portland	—	216,550	—	216,550	0.35%	19.21	FedEx/Kinkos
Shops at Otty	OR	Portland	—	249,665	136,300	385,965	0.62%	28.29	Wal-Mart (non-owned)
Burlington Coat Factory	TX	San Antonio	—	510,150	—	510,150	0.82%	4.75	Burlington Coat Factory
Cedar Hill Village	TX	Dallas	—	686,247	—	686,247	1.11%	16.45	24 Hour Fitness, JC Penney (non-owned)
Galleria Plaza	TX	Dallas	—	177,876	—	177,876	0.29%	27.00	N/A
Market Street Village	TX	Ft. Worth	—	2,008,858	115,700	2,124,558	3.43%	12.92	Circuit City, Jo-Ann Fabric, Ross Dress For Less
Plaza at Cedar Hill	TX	Dallas	25,987,249	3,299,215	—	3,299,215	5.32%	12.71	Hobby Lobby, Office Max, Ross Dress For Less, Old Navy, Marshalls, Sprouts Farmers Market
Plaza Volente	TX	Austin	28,680,000	2,229,470	100,000	2,329,470	3.76%	15.27	H-E-B Grocery
Preston Commons	TX	Dallas	4,383,934	640,708	—	640,708	1.03%	25.15	Lowe's Home Improvement (non-owned)
Sunland Towne Centre	TX	El Paso	25,000,000	2,629,500	104,809	2,734,309	4.41%	9.61	HMY RoomStore, Kmart, Bed Bath & Beyond
50th & 12th	WA	Seattle	4,442,876	475,000	—	475,000	0.77%	32.76	Walgreens
Gateway Shopping Center	WA	Seattle	20,131,508	1,728,968	229,500	1,958,468	3.16%	22.47	PetSmart, Ross Dress for Less, Rite Aid
Sandifur Plaza	WA	Pasco	—	196,320	—	196,320	0.32%	18.96	Walgreens (non-owned)
TOTAL			$429,402,559	$57,940,879	$4,047,025	$61,987,904	100%	$12.81

———————

1

Annualized Base Rent represents the contractual rent for December 2008 for each applicable property, multiplied by 12. This table does not include Annualized Base Rent from development property tenants open for business as of December 31, 2008.

2

Owned GLA represents gross leasable area that we own. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space and non-owned structures on ground leases.

3

Represents the three largest tenants that occupy at least 10,000 square feet of GLA at the property, including non-owned anchors.

4

A third party manages this property.

5

We own a 60% interest in this property through a joint venture. Our portion of debt encumbering this property at December 31, 2008 was $2,132,729.

Commercial Properties

As of December 31, 2008, we owned interests in three operating commercial properties totaling approximately 0.5 million square feet of net rentable area (“NRA”) and an associated parking garage. The following sets forth more specific information with respect to the Company’s commercial properties as of December 31, 2008:

OPERATING COMMERCIAL PROPERTIES

Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Encumbrances	Owned NRA	Percentage Of Owned NRA Leased	Annualized Base Rent[1]	Percentage of Annualized Commercial Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenant
Indiana
30 South[2]	Indianapolis	1905/2002	Redeveloped	$22,039,196	298,346	94.2%	$4,963,090	77.1%	$16.64	Indiana Supreme Court, City Securities, Kite Realty Group
Pen Products	Indianapolis	2003	Acquired	—	85,875	100.0%	834,705	13.0%	9.72	Indiana Dept. of Administration
Union Station Parking Garage[3]	Indianapolis	1986	Acquired	—	N/A	N/A	N/A	N/A	N/A	Denison Parking Management Agreement
Indiana State Motorpool	Indianapolis	2004	Developed	3,828,492	115,000	100.0%	639,400	9.9%	5.56	Indiana Dept. of Administration
TOTAL				$25,867,688	499,221	96.5%	$6,437,195	100.0%	$12.89

———————

1

Annualized Base Rent represents the monthly contractual rent for December 2008 for each applicable property, multiplied by 12.

2

Annualized Base Rent includes $890,942 from the Company and subsidiaries as of December 31, 2008.

3

The garage is managed by a third party.

Retail Development Properties

In addition to our operating retail properties, as of December 31, 2008, we owned three retail development properties that are expected to contain approximately 0.7 million square feet of gross leasable area (including non-owned anchor space) upon completion. The following sets forth more specific information with respect to the Company’s retail development properties as of December 31, 2008:

Current Development Projects	Company Ownership %	MSA	Encumbrances	Actual/ Projected Opening Date[1]	Projected Owned GLA[2]	Projected Total GLA[3]	Percent of Owned GLA Occupied[4]	Percent of Owned GLA Pre-Leased/ Committed[5]	Total Estimated Project Cost[6]	Cost Incurred as of Dec. 31, 2008[6]	Major Tenants and Non-owned Anchors
Cobblestone Plaza, FL7	50%	Ft. Lauderdale	$30,466,817	Q2 2009	157,957	163,600	0.0%	80.3%	$47,000	$37,317	Whole Foods Market, Staples, Party City
South Elgin Commons, IL – I	100%	Chicago	6,150,774	Q2 2009	45,000	45,000	0.0%	100.0%	9,200	4,697	LA Fitness
Eddy Street Commons, IN – I8	100%	South Bend	—	Q4 2009	165,000	465,000	0.0%	58.4%	35,000	6,409	Follett Bookstore, Other Retail, Office
TOTAL			$36,617,591		367,957	673,600	0.0%	72.9%	$91,200	$48,423

———————

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

5

Excludes outlot land parcels owned by the Company and ground leased to tenants. Includes leases under negotiation for approximately 10,932 square feet for which the Company has signed non-binding letters of intent.

6

Dollars in thousands. Reflects both the Company’s and partners’ share of costs, except Eddy Street Commons (see Note 8).

7

The Company owns Cobblestone Plaza through a joint venture.

8

The Company is the master developer for this project. The total estimated cost of Phase I is approximately $70 million; however, the Company’s share of Phase I estimated project cost is approximately $35 million and 165,000 square feet. The remaining approximately $35 million of the project cost is attributable to the apartments which will be funded by a third party.

Redevelopment Properties

In addition to our current development pipeline, as displayed in the table above, as of December 31, 2008, we owned five retail redevelopment properties that contain approximately 0.5 million square feet of gross leasable area. The following sets forth more specific information with respect to the Company’s retail redevelopment properties as of December 31, 2008:

Redevelopment Projects[1]	Company Ownership %	MSA	Encumbrances[2]	Existing Owned GLA	Projected Owned GLA[3]	Projected Total GLA[4]	Total Estimated Project Cost[2]	Cost Incurred as of Dec. 31, 2008[2]	Major Tenants and Non-owned Anchors
Shops at Eagle Creek, FL5	100%	Naples	$—	72,271	72,271	72,271	$3,500	$3,342	Staples
Rivers Edge, IN	100%	Indianapolis	14,940	110,875	110,875	110,875	2,500	39	Pending
Bolton Plaza, FL	100%	Jacksonville	—	172,938	172,938	172,938	2,000	225	Pending
Courthouse Shadows, FL	100%	Naples	—	134,867	134,867	134,867	2,500	268	Publix, Office Max
Four Corner Square, WA	100%	Seattle	—	29,177	29,177	29,177	500	25	Johnson Hardware Store
TOTAL			$14,940	520,128	520,128	520,128	$11,000	$3,899

———————

1

Redevelopment properties have been removed from the operating portfolio statistics.

2

Dollars in thousands. Reflects both the Company’s and partners’ share of costs.

3

Projected Owned GLA represents gross leasable area we project we will own. It excludes square footage that we project will be attributable to non-owned outlot structures on land owned by us and expected to be ground leased to tenants. It also excludes non-owned anchor space.

4

Projected Total GLA includes Projected Owned GLA, projected square footage attributable to non-owned outlot structures on land that we own, and non-owned anchor space that currently exists or is under construction.

5

The Company is in the process of re-tenanting the anchor space at this property.  The Company has an executed lease with Staples for approximately one-half of the former grocery space.

Other Development Activity

In addition to our current retail development and redevelopment pipeline, as displayed in the tables above, we have a “visible shadow” development pipeline, which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financings.  As of December 31, 2008, this visible shadow pipeline consisted of six projects that are expected to contain approximately 2.9 million square feet at a total estimated project cost of approximately $382.6 million, our share of which is expected to be approximately $243.8 million, including our share of the unconsolidated project.

Project	MSA	KRG Ownership %	Encumbrances	Estimated Start Date	Estimated Total GLA[1]	Total Estimated Project Cost[1,2,3]	Cost Incurred as of Dec. 31, 2008[3]	Potential Tenancy
Unconsolidated Projects –
Parkside Town Commons, NC4	Raleigh	40%	$55,000,000	TBD	1,500,000	$148,000	$57,375	Frank Theatres, Discount Department Store, Jr. Boxes, Restaurants
KRG Current Share of Unconsolidated Project Cost			$22,000,000			$59,200	$22,950

Consolidated Projects –
Delray Marketplace, FL5	Delray Beach	50%	9,425,000	TBD	318,000	100,000	39,512	Publix, Frank Theatres, Jr. Boxes, Shops, Restaurants
Maple Valley, WA2	Seattle	100%	—	TBD	126,823	32,000	9,403	Hardware Store, Shops, Drug Store
Broadstone Station, NC	Raleigh	100%	—	TBD	345,000	25,600	16,113	Super Wal-Mart (non-owned), Shops, Pad Sales, Jr. Boxes
South Elgin Commons, IL - II	Chicago	100%	—	TBD	263,000	17,000	9,671	Jr. Boxes, Super Target (non-owned)
New Hill Place, NC – I6	Raleigh	100%	—	TBD	364,000	60,000	15,233	Target, Frank Theatres
TOTAL			$9,425,000		1,416,823	234,600	89,932
KRG Current Share of Consolidated Project Cost						$184,600	$70,176

———————

1

Total Estimated Project Cost and Estimated Total GLA based on preliminary site plans and includes non-owned anchor space that exists or is currently under construction.

2

“Total Estimated Project Cost” includes a portion of the acquisition cost of the Four Corner Square shopping center which is a component of the Maple Valley redevelopment.

3

Dollars in thousands. Reflects both the Company’s and partners’ share of costs.

4

Parkside Town Commons is owned through a joint venture with Prudential Real Estate Investors. The Company’s interest in this joint venture is 40% as of December 31, 2008 and will be reduced to 20% upon the commencement of construction.

5

The Company owns Delray Marketplace through a joint venture.

6

The Company also owns an additional approximately 77 acres of land that it intends to develop as part of a second phase.

Land Held for Future Development

As of December 31, 2008, we owned interests in land parcels comprising approximately 105 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.

Tenant Diversification

No individual retail or commercial tenant accounted for more than 3.6% of the portfolio’s annualized base rent for the year ended December 31, 2008. The following table sets forth certain information for the largest 10 tenants and non-owned anchor tenants (based on total GLA) open for business or for which ground lease payments are being made at the Company’s retail properties based on minimum rents in place as of December 31, 2008:

TOP 10 RETAIL TENANTS BY GROSS LEASABLE AREA

Tenant	Number of Locations	Total GLA	Number of Leases	Company Owned GLA[1]	Number of Anchor Owned Locations	Anchor Owned GLA[2]
Lowe's Home Improvement[3]	9	1,247,630	3	128,997	6	1,118,633
Target	6	665,732	0	0	6	665,732
Wal-Mart	4	618,161	1	103,161	3	515,000
Federated Department Stores	1	237,455	1	237,455	0	0
Publix	6	289,779	6	289,779	0	0
PetSmart	6	147,069	6	147,069	0	0
Home Depot	1	140,000	0	0	1	140,000
Bed Bath & Beyond	5	134,298	5	134,298	0	0
Office Depot	5	129,099	5	129,099	0	0
Dick's Sporting Goods	2	126,672	2	126,672	0	0
	45	3,735,895	29	1,296,530	16	2,439,365

———————

1

Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

2

Includes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

3

The Company has entered into two ground leases with Lowe’s Home Improvement for a total of 328,000 square feet, which is included in Anchor Owned GLA.

The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail and commercial properties based on minimum rents in place as of December 31, 2008:

TOP 25 TENANTS BY ANNUALIZED BASE RENT

Tenant	Type of Property	Number of Locations	Leased GLA/NRA[1]	% of Owned GLA/NRA of the Portfolio	Annualized Base Rent[2,3]	Annualized Base Rent per Sq. Ft.	% of Total Portfolio Annualized Base Rent
Lowe's Home Improvement[4]	Retail	3	128,997	2.2%	$2,564,000	$5.61	3.6%
Publix	Retail	6	289,779	5.0%	2,366,871	8.17	3.3%
PetSmart	Retail	6	147,069	2.6%	2,045,138	13.91	2.8%
State of Indiana	Commercial	3	210,393	3.7%	1,635,911	7.78	2.3%
Marsh Supermarkets	Retail	2	124,902	2.2%	1,633,958	13.08	2.3%
Bed Bath & Beyond	Retail	5	134,298	2.3%	1,581,884	11.78	2.2%
Circuit City[5]	Retail	3	99,352	1.7%	1,566,365	15.77	2.2%
Office Depot	Retail	5	129,099	2.2%	1,353,866	10.49	1.9%
Indiana Supreme Court	Commercial	1	75,488	1.3%	1,339,164	17.74	1.9%
Staples	Retail	4	89,797	1.6%	1,220,849	13.60	1.7%
Dick's Sporting Goods	Retail	2	126,672	2.2%	1,220,004	9.63	1.7%
Ross Stores	Retail	4	117,761	2.0%	1,210,784	10.28	1.7%
HEB Grocery Company	Retail	1	105,000	1.8%	1,155,000	11.00	1.6%
Best Buy	Retail	2	75,045	1.3%	934,493	12.45	1.3%
Kmart	Retail	1	110,875	1.9%	850,379	7.67	1.2%
Michaels	Retail	3	68,989	1.2%	823,544	11.94	1.1%
TJX Companies	Retail	3	88,550	1.5%	805,312	9.09	1.1%
Kerasotes Theaters[4]	Retail	2	43,050	0.7%	776,496	8.92	1.1%
Dominick's	Retail	1	65,977	1.1%	775,230	11.75	1.1%
City Securities Corporation	Commercial	1	38,810	0.8%	771,155	19.87	1.1%
The Great Atlantic & Pacific Tea Co.	Retail	1	58,732	1.1%	763,516	13.00	1.1%
Old Navy	Retail	3	64,868	1.2%	748,693	11.54	1.0%
Petco	Retail	3	40,778	0.8%	595,945	14.61	0.8%
Beall's	Retail	2	79,611	1.5%	576,000	7.24	0.8%
Burlington Coat Factory	Retail	1	107,400	1.7%	510,151	4.75	0.5%
TOTAL			2,621,292	45.6%	$29,824,708	$9.96	41.4%

———————

1

Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

2

Annualized base rent represents the monthly contractual rent for December 2008 for each applicable tenant multiplied by 12.

3

Excludes tenants at development properties that are designated as build-to-suits for sale.

4

Annualized Base Rent per Sq. Ft. is adjusted to account for the estimated square footage attributed to structures on land owned by the Company and ground leased to tenants.

5

In November 2008, Circuit City filed a petition for Chapter 11 bankruptcy protection. In January 2009, it announced that it was liquidating its operations. The tenant continues to occupy the space at three of our retail centers until it rejects our leases.

Geographic Information

The Company owns 52 operating retail properties, totaling approximately 5.0 million of owned square feet in nine states. As of December 31, 2008, the Company owned interests in three operating commercial properties, totaling approximately 0.5 million square feet of net rentable area, and an associated parking garage. All of these commercial properties are located in the state of Indiana. The following table summarizes the Company’s operating properties by state as of December 31, 2008:

	Number of Operating Properties[1]	Owned GLA/NRA[2]	Percent of Owned GLA/NRA	Total Number of Leases	Annualized Base Rent[3]	Percent of Annualized Base Rent	Annualized Base Rent per Leased Sq. Ft.
Indiana	24	2,182,551	40.0%	228	$24,993,435	38.8%	$12.43
• Retail	20	1,683,330	30.8%	214	18,556,240	28.8%	12.14
• Commercial	4	499,221	9.2%	14	6,437,195	10.0%	13.36
Florida	12	1,139,081	20.9%	151	14,056,424	21.8%	12.95
Texas	8	1,143,786	21.0%	82	12,182,024	18.9%	11.89
Georgia	3	300,115	5.5%	59	4,151,786	6.5%	14.79
Washington	3	128,001	2.4%	17	2,400,288	3.7%	22.92
Ohio	1	236,230	4.3%	7	2,366,522	3.7%	10.02
Illinois	2	182,362	3.3%	17	2,096,309	3.3%	13.39
New Jersey	1	115,088	2.1%	15	1,665,073	2.6%	16.12
Oregon	2	30,845	0.5%	11	466,215	0.7%	23.19
	56	5,458,059	100.0%	587	$64,378,076	100.0%	$12.82

———————

1

This table includes operating retail properties, operating commercial properties, and ground lease tenants who commenced paying rent as of December 31, 2008. This table excludes properties in our current development and redevelopment pipelines.

2

Owned GLA/NRA represents gross leasable area or net leasable area owned by the Company.  It does not include 23 parcels or outlots owned by the Company and ground leased to tenants, which contain 23 non-owned structures totaling approximately 484,441 square feet.  It also excludes the square footage of Union Station Parking Garage.

3

Annualized Base Rent excludes $4,047,025 in annualized ground lease revenue attributable to parcels and outlots owned by the Company and ground leased to tenants.

Lease Expirations

Approximately 5.9% of total annualized base rent and approximately 4.8% of total GLA/NRA expire in 2009. The following tables show scheduled lease expirations for retail and commercial tenants and development and redevelopment property tenants open for business as of December 31, 2008, assuming none of the tenants exercise renewal options. The tables include tenants open for business at operating retail and commercial properties as of December 31, 2008.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO1

	Number of Expiring Leases1,2	Expiring GLA/NRA[3]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[4]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2009	82	258,003	4.8%	$4,061,397	5.9%	$15.74	$800,000
2010	89	515,253	9.7%	6,621,828	9.6%	12.85	0
2011	98	657,932	12.3%	6,606,147	9.6%	10.04	0
2012	104	445,984	8.4%	7,269,398	10.6%	16.30	0
2013	70	498,339	9.3%	5,993,659	8.7%	12.03	0
2014	51	515,773	9.7%	6,225,323	9.0%	12.07	0
2015	38	503,637	9.4%	6,164,687	8.9%	12.24	427,900
2016	26	234,371	4.4%	2,992,020	4.3%	12.77	181,504
2017	26	396,288	7.4%	5,725,960	8.3%	14.45	0
2018	24	371,968	7.0%	4,850,662	7.0%	13.04	435,296
Beyond	29	933,305	17.6%	12,425,003	18.1%	13.31	2,202,325
	637	5,330,853	100.0%	$68,936,084	100.0%	$12.93	$4,047,025

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO1 (continued)

———————

1

Excludes tenants at development properties that are designated as build-to-suits for sale.

2

Lease expiration table reflects rents in place as of December 31, 2008, and does not include option periods; 2008 expirations include 17 month-to-month tenants. This column also excludes ground leases.

3

Expiring GLA excludes estimated square footage attributable to non-owned structures on land owned by the Company and ground leased to tenants.

4

Annualized base rent represents the monthly contractual rent for December 2008 for each applicable tenant multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL ANCHOR TENANTS

	Number of Expiring Leases1,2	Expiring GLA/NRA[3]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[4]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2009	3	67,022	1.3%	$567,270	0.8%	$8.46	$800,000
2010	14	332,886	6.2%	3,185,500	4.6%	9.57	0
2011	7	433,404	8.1%	2,182,015	3.2%	5.03	0
2012	8	179,471	3.4%	1,678,862	2.4%	9.35	0
2013	3	222,521	4.2%	993,053	1.4%	4.46	0
2014	10	247,834	4.7%	2,440,651	3.5%	9.85	0
2015	11	377,371	7.1%	3,585,414	5.2%	9.50	0
2016	5	153,782	2.9%	1,318,562	1.9%	8.57	0
2017	11	277,102	5.2%	3,383,722	4.9%	12.21	0
2018	10	335,578	6.3%	3,925,642	5.7%	11.70	0
Beyond	22	900,031	16.8%	11,629,852	17.0%	12.92	990,000
	104	3,527,002	66.2%	$34,890,543	50.6%	$9.89	$1,790,000

———————

1

Retail anchor tenants are defined as tenants that occupy 10,000 square feet or more. Excludes tenants at development properties that are designated as build-to-suits for sale.

2

Lease expiration table reflects rents in place as of December 31, 2008, and does not include option periods; 2008 expirations include one month-to-month tenant. This column also excludes ground leases.

3

Expiring GLA excludes square footage for non-owned ground lease structures on land we own and ground leased to tenants.

4

Annualized base rent represents the monthly contractual rent for December 2008 for each applicable property multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL SHOPS

	Number of Expiring Leases[1]	Expiring GLA/NRA[1,2]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[3]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2009	78	180,949	3.4%	$3,384,134	4.9%	$18.70	$0
2010	73	173,269	3.3%	3,254,448	4.7%	18.78	0
2011	90	207,490	3.9%	4,134,475	6.0%	19.93	0
2012	94	229,461	4.3%	4,995,069	7.3%	21.77	0
2013	63	147,464	2.8%	3,381,067	4.9%	22.93	0
2014	39	114,129	2.1%	2,374,117	3.4%	20.80	427,900
2015	26	75,300	1.4%	1,688,332	2.5%	22.42	181,504
2016	21	80,589	1.5%	1,673,458	2.4%	20.77	0
2017	14	43,698	0.8%	1,003,074	1.5%	22.95	435,296
2018	14	36,390	0.7%	925,020	1.3%	25.42	128,820
Beyond	7	33,274	0.6%	795,151	1.2%	23.90	1,083,505
	519	1,322,013	24.8%	$27,608,345	40.1%	$20.88	$2,257,025

———————

1

Lease expiration table reflects rents in place as of December 31, 2008, and does not include option periods; 2008 expirations include 16 month-to-month tenants. This column also excludes ground leases.

2

Expiring GLA excludes estimated square footage to non-owned structures on land we own and ground leased to tenants.

3

Annualized base rent represents the monthly contractual rent for December 2008 for each applicable property multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE – COMMERCIAL TENANTS

	Number of Expiring Leases[1]	Expiring NLA[1]	% of Total NRA Expiring	Expiring Annualized Base Rent[2]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.
2009	1	10,032	0.2%	$109,992	0.2%	$10.96
2010	2	9,098	0.2%	181,880	0.3%	19.99
2011	1	17,038	0.3%	289,656	0.4%	17.00
2012	2	37,052	0.7%	595,467	0.9%	16.07
2013	4	128,354	2.4%	1,619,540	2.4%	12.62
2014	2	153,810	2.9%	1,410,555	2.1%	9.17
2015	1	50,966	1.0%	890,942	1.3%	17.48
2016	0	0	0.0%	0	0.0%	0.00
2017	1	75,488	1.3%	1,339,164	1.7%	17.74
2018	0	0	0.0%	0	0.0%	0.00
Beyond	0	0	0.0%	0	0.0%	0.00
	14	481,838	9.0%	$6,437,196	9.3%	$13.36

———————

1

Lease expiration table reflects rents in place as of December 31, 2008, and does not include option periods. This column also excludes ground leases.

2

Annualized base rent represents the monthly contractual rent for December 2008 for each applicable property multiplied by 12.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “KRG”. On March 6, 2009, the last reported sales price of our common shares on the NYSE was $2.93.

The following table sets forth, for the periods indicated, the high and low sales prices and the closing prices for the Company’s common shares:

	High	Low	Closing
Quarter Ended March 31, 2007	$21.14	$18.24	$19.95
Quarter Ended June 30, 2007	$21.80	$18.05	$19.02
Quarter Ended September 30, 2007	$19.49	$15.02	$18.80
Quarter Ended December 31, 2007	$20.60	$13.95	$15.27
Quarter Ended March 31, 2008	$15.65	$11.50	$14.00
Quarter Ended June 30, 2008	$15.52	$12.49	$12.50
Quarter Ended September 30, 2008	$13.44	$9.78	$11.00
Quarter Ended December 31, 2008	$11.67	$1.94	$5.56

Holders

The number of registered holders of record of our common shares was 133 as of March 6, 2009.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.

Distributions

Our Board of Trustees declared the following cash distributions per share to our common shareholders for the periods indicated:

Quarter	Record Date	Distribution Per Share	Payment Date
1st 2007	April 5, 2007	$0.1950	April 17, 2007
2nd 2007	July 6, 2007	$0.1950	July 18, 2007
3rd 2007	October 4, 2007	$0.2050	October 16, 2007
4th 2007	January 7, 2008	$0.2050	January 15, 2008
1st 2008	April 4, 2008	$0.2050	April 17, 2008
2nd 2008	July 7, 2008	$0.2050	July 17, 2008
3rd 2008	October 7, 2008	$0.2050	October 17, 1008
4th 2008	January 7, 2009	$0.2050	January 16, 2009

In February 2009, our Board of Trustees declared a quarterly cash distribution of $0.1525 per common share for the quarter ending March 31, 2009 to shareholders of record as of April 7, 2009. This distribution will be paid on or about April 17, 2009.

Our executive management and Board of Trustees will continue to evaluate the Company’s distribution policy on a quarterly basis as they monitor the capital markets and the impact of the economy on the Company’s operations. In February 2009, our Board of Trustees declared a quarterly cash distribution of $0.1525 per common share for the quarter ending March 31, 2009.  This distribution represents a reduction from the amount paid in the prior quarter thereby allowing the Company to conserve additional liquidity. Future distributions will be declared and paid at the discretion of our Board of Trustees, and will depend upon a number of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Trustees deem relevant.

Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. These distributions have the effect of deferring taxation until the sale of a shareholder’s common shares. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income. Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. For the taxable year ended December 31, 2008, approximately 76% of our distributions to shareholders constituted a return of capital, approximately 13% constituted taxable ordinary income dividends and approximately 11% constituted taxable capital gains.

Under our revolving credit facility, we are permitted to make distributions to our shareholders that do not exceed 95% of our Funds From Operations (“FFO”) provided that no event of default exists. See page 65 for a discussion of FFO. If an event of default exists, we may only make distributions sufficient to maintain our REIT status. However, we may not make any distributions if any event of default resulting from nonpayment or bankruptcy exists, or if our obligations under the credit facility are accelerated.

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

The following graph compares the cumulative total shareholder return of our common shares for the period from August 11, 2004, the date that our common shares began trading on NYSE, to December 31, 2008, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period.  The graph assumes that the value of the investment in our common shares and each index was $100 at August 11, 2004 and that all cash distributions were reinvested.  The shareholder return shown on the graph below is not indicative of future performance.

Index	8/11/04	12/04	6/05	12/05	6/06	12/06	6/07	12/07	6/08	12/08
Kite Realty Group Trust	100.00	117.54	120.69	126.04	119.92	143.23	146.31	117.46	96.15	42.77
S & P 500	100.00	110.86	109.96	116.30	119.45	134.68	144.05	142.08	125.15	89.51
NAREIT All Equity REIT Index	100.00	124.30	132.23	139.42	157.42	188.30	177.21	158.75	135.04	98.86

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

	The Company					The Predecessor

	Year Ended December 31, 2008[1]	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Period August 16, 2004 through December 31, 2004	Period January 1, 2004 through August 15, 2004
	($ in thousands, except share and per share data)
Operating Data:
Revenues:
Rental related revenue	$103,597	$101,494	$89,703	$72,296	$19,618	$12,824
Construction and service fee revenue	39,103	37,260	41,447	26,420	9,334	5,257
Total revenue	142,700	138,754	131,150	98,716	28,952	18,081
Expenses:
Property operating	17,108	15,121	13,580	12,337	3,667	4,033
Real estate taxes	11,977	11,917	11,260	7,456	1,927	1,409
Cost of construction and services	33,788	32,077	35,901	21,823	8,787	4,405
General, administrative, and other	5,884	6,299	5,323	5,328	1,781	1,477
Depreciation and amortization	35,447	31,851	29,579	21,696	7,629	3,270
Total expenses	104,204	97,265	95,643	68,640	23,791	14,594
Operating income	38,496	41,489	35,507	30,076	5,161	3,487
Interest expense	(29,372)	(25,965)	(21,222)	(17,836)	(4,377)	(4,557)
Loss on sale of asset	—	—	(764)	—	—	—
Loan prepayment penalties and expenses	—	—	—	—	(1,671)	—
Income tax expense of taxable REIT subsidiary	(1,928)	(762)	(966)	(1,041)	—	—
Other income, net	158	779	345	215	30	111
Minority interest income of consolidated subsidiaries	(62)	(587)	(117)	(1,267)	(126)	215
Income from unconsolidated entities	843	291	286	253	134	164
Gain on sale of unconsolidated property	1,233	—	—	—	—	—
Limited Partners’ interests in the continuing operations of the Operating Partnership	(2,014)	(3,400)	(2,966)	(3,309)	258	—
Income (loss) from continuing operations	7,354	11,845	10,103	7,091	(591)	(580)
Discontinued operations:
Operating income from discontinued operations, net of Limited Partners’ interests	851	96	77	820	259	388
(Loss) gain on sale of operating property, net of Limited Partners’ interests	(2,112)	1,582	—	5,525	—	—
(Loss) income from discontinued operations	(1,261)	1,678	77	6,345	259	388
Net income (loss)	$6,093	$13,523	$10,180	$13,436	$(332)	$(192)
Income (loss) per common share – basic:
Continuing operations	$0.24	$0.41	$0.35	$0.33	$(0.03)	N/A
Discontinued operations	(0.04)	0.06	—	0.30	0.01	N/A
	$0.20	$0.47	$0.35	$0.63	$(0.02)	N/A
Income (loss) per common share – diluted:
Continuing operations	$0.24	$0.40	$0.35	$0.33	$(0.03)	N/A
Discontinued operations	(0.04)	0.06	—	0.29	0.01	N/A
	$0.20	$0.46	$0.35	$0.62	$(0.02)	N/A
Weighted average Common Shares outstanding – basic	30,328,408	28,908,274	28,733,228	21,406,980	18,727,977	N/A
Weighted average Common Shares outstanding – diluted	30,340,449	29,180,987	28,903,114	21,520,061	18,727,977	N/A
Distributions declared per Common Share	$0.820	$0.800	$0.765	$0.750	$0.281	N/A

———————

1

In December 2008, we sold our Silver Glen Crossing property located in Chicago, Illinois for net proceeds of approximately $17.2 million and recognized a loss on the sale of $2.1 million, net of Limited Partners’ interests. The loss on sale and operating results for this property have been reflected as discontinued operations for fiscal year ended December 31, 2008. Amounts were not reclassified for fiscal years 2007 or prior as they were not considered material to the financial statements.

	The Company Year Ended December 31
	2008	2007	2006	2005	2004
	($ in thousands)
Balance Sheet Data:
Investment properties, net	$1,035,454	$965,583	$892,625	$738,734	$521,078
Cash and cash equivalents	$9,918	$19,002	$23,953	$15,209	$10,103
Total assets	$1,112,052	$1,048,235	$983,161	$799,230	$563,544
Mortgage and other indebtedness	$677,661	$646,834	$566,976	$375,246	$283,479
Total liabilities	$759,817	$714,100	$634,435	$436,106	$336,922
Limited partners’ interests in the operating partnership	$67,277	$74,512	$78,812	$84,245	$68,423
Shareholders’ equity	$284,958	$259,623	$269,914	$278,879	$158,199
Total liabilities and shareholders’ equity	$1,112,052	$1,048,235	$983,161	$799,230	$563,544

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

Overview

In the following overview, we discuss the status of our business and properties, the effect that current U.S. economic conditions is having on our retail tenants and us, and the current state of the financial markets as pertaining to our debt maturities and our ability to secure financing.

Our Business and Properties

Kite Realty Group Trust, through its majority-owned subsidiary, Kite Realty Group, L.P., is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States. We derive revenues primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. We also derive revenues from providing management, leasing, real estate development, construction and real estate advisory services through our taxable REIT subsidiary. Our operating results therefore depend materially on the ability of our tenants to make required rental payments, our ability to provide such services to third parties, conditions in the U.S. retail sector and overall real estate market conditions.

As of December 31, 2008, we owned interests in a portfolio of 52 operating retail properties totaling approximately 8.4 million square feet of gross leasable area (including non-owned anchor space) and also owned interests in three operating commercial properties totaling approximately 0.5 million square feet of net rentable area and an associated parking garage.  Also, as of December 31, 2008, we had an interest in eight properties in our development and redevelopment pipelines. Upon completion, we anticipate our development and redevelopment properties to have approximately 1.2 million square of total gross leasable area.

In addition to our current development and redevelopment pipelines, we have a “visible shadow” development pipeline which includes land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financings.  As of December 31, 2008, this visible shadow pipeline consisted of six projects that are expected to contain approximately 2.9 million square feet of total gross leasable area upon completion.

Finally, as of December 31, 2008, we also owned interests in other land parcels comprising approximately 105 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheet.

Current Economic Conditions and Impact on Our Retail Tenants

2008 was a very difficult year for the U.S. economy, businesses and consumers. Initial weakness in the housing market in 2007 escalated into a credit crisis whereby businesses and consumers had difficulty obtaining financing on favorable terms, if at all.  These conditions accelerated the deterioration of the U.S. economy, and in late 2008 the National Bureau of Economic Research, a group of economists that characterize American business cycles, declared that a recession began in the U.S. in December 2007.  Throughout 2008 and into the first quarter of 2009, the U.S. economy continued to struggle with difficult market conditions, including a shortage of financing, decreased home values and increased home foreclosures, rising unemployment rates, personal and business bankruptcies, and sharp declines in consumer confidence. The U.S. Congress, the new Presidential Administration, which took office in January 2009, and the Federal Reserve Bank have taken various steps in an effort to curtail the recession and promote stability in the U.S. economy as a whole. It is not yet known what effect, if any, these stimulus packages and other governmental and monetary packages will have on financial institutions and markets or the economy.

These difficult economic conditions had a negative impact on consumer spending during 2008, and we expect these conditions to continue into 2009 and possibly beyond. Factors contributing to consumers spending less at stores owned and/or operated by our retail tenants include, among others:

•

Shortage or Unavailability of Financing: Lending institutions have substantially tightened credit standards, making it significantly more difficult for individuals and companies to obtain financing.  The shortage of financing has caused, among other things, consumers to have less disposable income available for retail spending.

•

Decreased Home Values and Increased Home Foreclosures: U.S. home values have decreased sharply, and difficult economic conditions have also contributed to a record number of home foreclosures. The historically high level of delinquencies and foreclosures, particularly among sub-prime mortgage borrowers, is expected to continue into the foreseeable future.

•

Rising Unemployment Rates: The U.S. unemployment rate continues to rise dramatically. According to the Bureau of Labor Statistics, in 2008, approximately 2.6 million Americans became unemployed, the highest level in more than six decades.  A total of approximately 1.9 million of these jobs were lost in the last four months of 2008, with over half a million lost in December 2008 alone. This trend continued through January and February 2009, with unemployment rising to approximately 4.4 million Americans, or 8.1%, the highest level in 25 years. Rising unemployment rates could cause further decreases in consumer spending, thereby negatively affecting the businesses of our retail tenants.

•

Deceasing Consumer Confidence: Consumer confidence is at its lowest level in decades, leading to consumers spending less money on discretionary purchases. The significant increase during 2008 in both personal and business bankruptcies reflects an economy in distress, with financially over-extended consumers less likely to purchase goods and/or services from our retail tenants.

During 2008, decreasing consumer spending had a negative impact on the businesses of our retail tenants. For example, same-store sales for many retailers declined in late 2008, particularly in November and December. As discussed below, these conditions in turn had a negative impact on our business. To the extent these conditions persist or deteriorate further, our tenants may be required to curtail or cease their operations, which could materially and negatively affect our business in general and our cash flow in particular.

Impact of Economy on REITs, Including Us

As an owner and developer of community and neighborhood shopping centers, our operating and financial performance is directly affected by economic conditions in the retail sector of those markets in which our operating centers and development properties are located. This is particularly true in the states of Indiana, Florida and Texas, where the majority of our properties are located, and in North Carolina, where a significant portion of our development projects and land parcels held for development are located.  As discussed above, due to the challenges facing U.S. consumers, the operations of many of our retail tenants are being negatively affected.  In turn, this is having a negative impact on our business, including in the following ways:

•

Difficulty In Collecting Rent; Rent Adjustments.  When consumers spend less, our tenants typically experience decreased revenues and cash flows.  This makes it more difficult for some of our tenants to pay their rent obligations, which is the primary source of our revenues.  The number of tenants requesting decreases or deferrals in their rent obligations increased in 2008. If granted, such decreases or deferrals negatively affect our cash flows.

•

Termination of Leases.  If our tenants continue to struggle to meet their rental obligations, they may be forced to terminate their leases with us.  During 2008, several tenants terminated their leases with us and in some cases we were able to negotiate lease termination fees from these tenants but in other cases we were not.

•

Tenant Bankruptcies. The number of bankruptcies by U.S. businesses surged in the third and fourth quarter of 2008. This trend continued through January and February 2009 and may continue into the foreseeable future. Likewise, bankruptcies of our retail tenants also increased sharply in 2008 and into 2009.  For example, in November 2008, Circuit City Stores, Inc. filed a petition for bankruptcy protection under Chapter 11 of the federal bankruptcy laws and, in January 2009, declared that it would be liquidating and closing all of its stores. As of December 31, 2008, Circuit City leased space at three of our properties and represented a total of approximately 2.2% of our total operating portfolio annualized base rent and approximately 1.7% of our total operating portfolio owned gross leasable area. As a result of the liquidation, we wrote off all assets and uncollected amounts from Circuit City in December 2008, which reduced our net income by approximately $4.1 million.

•

Decrease in Demand for Retail Space.  Reflecting the extremely difficult current market conditions, demand for retail space at our shopping centers has decreased while availability has increased due to tenant terminations and bankruptcies.  As a result, the overall tenancy at our shopping centers declined over the last 12 months and may continue to decline in the future until financial markets, consumer confidence, and the economy stabilize. As of December 31, 2008, our retail operating portfolio was approximately 91% leased compared to approximately 95% leased as of December 31, 2007. In addition, these conditions have made it significantly more difficult for us to lease space in our development projects, which may adversely affect the expected returns from these projects or delay their completion.

The factors discussed above, among others, had a negative impact on our business during 2008.  We expect that these conditions may continue well into the foreseeable future.

Financing Strategy and 2009 Maturities

Our ability to obtain financing on satisfactory terms and to refinance borrowings as they mature has also been affected by the condition of the economy in general and by the current instability of the financial markets in particular. As of December 31, 2008, approximately $84 million of our consolidated indebtedness was scheduled to mature in 2009 (approximately $108 million including our share of unconsolidated debt), excluding scheduled monthly principal payments for 2009. We believe we have good relationships with a number of banks and other financial institutions that will allow us to refinance these borrowings with the existing lenders or replacement lender.  However, in this current challenging environment, it is imperative that we identify alternative sources of financing and other capital in the event we are not able to refinance these loans on satisfactory terms, or at all. It is also important for us to obtain financing in order to complete our development and redevelopment projects.

To strengthen our balance sheet, we engaged in certain financing transactions in 2008.  Specifically, we have raised a combined $102.8 million in proceeds from a new term loan that matures in July 2011 and from an offering of 4,750,000 of our common shares. These funds were primarily used to pay down borrowings under our unsecured revolving credit facility, which created additional availability under this facility to pay down borrowings as they mature, if necessary. As of December 31, 2008, approximately $77 million was available to be drawn under this facility and we had an additional approximately $10 million of cash and cash equivalents on hand.

In addition to raising new capital, we have also been successful in obtaining extensions for loans originally maturing in 2008. As part of our financing strategy, we will continue to seek to refinance and/or extend our debt that is maturing in 2009 and 2010. For example, in October, we negotiated the extension of the maturity dates from 2009 to 2010 on our debt at four of our consolidated properties (Estero Town Center, Tarpon Springs Plaza, Rivers Edge Shopping Center, and Bridgewater Marketplace). In addition, in October and December 2008, we refinanced debt at our Gateway Shopping Center and Bayport Commons properties, respectively, and extended the maturity dates from

2009 to 2011. As a result of these actions, we extended the maturity dates to 2010 or later on approximately $100.6 million of indebtedness originally due in 2009. While we can give no assurance, due to these efforts and the current status of negotiations with existing and alternative lenders for our near-term maturing indebtedness, we currently believe we will have the ability to extend, refinance, or repay all of our debt that is maturing through at least 2009, including, to the extent necessary, utilizing the availability on our unsecured credit facility.

Obtaining new financing also is important to our business due to the capital needs of our existing development and redevelopment projects. The properties in our development and redevelopment pipelines, which are primary drivers for our near-term growth, will require a substantial amount of capital to complete. As of December 31, 2008, our unfunded share of the total estimated cost of the properties in our current development and redevelopment pipelines was approximately $45 million. While we believe we will have access to sufficient funding to be able to fund our investments in these projects through a combination of new and existing construction loans and draws on our unsecured credit facility (which, as noted above, has $77 million of availability as of December 31, 2008), a prolonged credit crisis will make it more costly and difficult to raise additional capital, if necessary.

Summary of Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of the accompanying consolidated financial statements.  As disclosed in Note 2, the preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the compilation of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.

Purchase Accounting

The purchase price of operating properties is allocated to tangible assets and identified intangibles acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). In making estimates of fair values for the purpose of allocating purchase price, a number of sources are utilized. We also consider information about each property obtained as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of tangible assets and intangibles acquired.

A portion of the purchase price is allocated to tangible assets and intangibles, including:

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

Beginning fiscal year 2009, we will apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141(R) “Business Combinations – Revised” to all assets acquired and liabilities assumed in a business combination. SFAS No. 141(R) will require us to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, measured at their fair values as of that date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) will modify SFAS No. 141’s cost-allocation process, which currently requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) requires the costs of an acquisition to be recognized in the period incurred. We do not believe the adoption of SFAS No. 141(R) will have a material impact on our financial position or results of operations.

Capitalization of Certain Pre-Development and Development Costs

We incur costs prior to land acquisition and for certain land held for development, including acquisition contract deposits as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center.  These pre-development costs are capitalized and included in construction in progress in the accompanying consolidated balance sheets.  If we determine that the completion of a development project is no longer probable, all previously incurred pre-development costs are immediately expensed.

We also capitalize costs such as construction, interest, real estate taxes, and salaries and related costs of personnel directly involved with the development of our properties.  As a portion of the development property becomes operational, we expense appropriate costs on a pro rata basis.

Impairment of Investment Properties

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 144”), management reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Impairment analysis requires management to make certain assumptions and requires significant judgment. Management does not believe any investment properties were impaired at December 31, 2008.

Impairment losses for investment properties are recorded when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. Impairment losses are measured as the difference between the carrying value and the fair value of the asset.

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

Our properties have operations and cash flows that can be clearly distinguished from the rest of our activities. In accordance with SFAS No. 144, the operations reported in discontinued operations include those operating properties that were sold or were considered held-for-sale and for which operations and cash flows can be clearly distinguished. The operations from these properties are eliminated from ongoing operations, and we will not have a continuing involvement after disposition. When material, prior periods are reclassified to reflect the operations of these properties as discontinued operations.

Revenue Recognition

As lessor, we retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases.

Contractual minimum rents are recognized on a straight-line basis over the terms of the related leases. A small number of our lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent percentage rent). Percentage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements.  Percentage rent is included in other property related revenue in the accompanying statements of operations.

Reimbursements from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable expense is incurred.

Gains and losses on sales of real estate are recognized in accordance with SFAS No. 66, “Accounting for Sale of Real Estate.” In summary, gains and losses from sales are not recognized unless a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, we have transferred to the buyer the usual risks and rewards of ownership, we do not have a substantial continuing financial involvement in the property and the collectability of any receivable from the sale is reasonably assured.

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

Development fees and fees from advisory services are recognized as revenue in the period in which the services are rendered. Performance-based incentive fees are recorded when the fees are earned.

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

As further discussed in Note 12 of the accompanying consolidated financial statements, the only assets or liabilities that we record at fair value on a recurring basis are interest rate hedge agreements. To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Income Taxes and REIT Compliance

We are considered a corporation for federal income tax purposes and qualify as a REIT. As such, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our shareholders.  REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates.  We may also be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on our undistributed income even if we do qualify as a REIT.  For example, we will be subject to income tax to the extent we distribute less than 90% of our REIT taxable income (including capital gains).

Results of Operations

At December 31, 2008, we owned interests in 56 operating properties (consisting of 52 retail properties, three operating commercial properties and an associated parking garage) and eight entities that held development or redevelopment properties in which we have an interest. These redevelopment properties include Shops at Eagle Creek, Bolton Plaza, Courthouse Shadows, and Four Corner Square properties, all of which are undergoing major redevelopment, and Rivers Edge, a shopping center purchased in February 2008 that we intend to redevelop. Of the 64 total properties held at December 31, 2008, one operating property and one parcel of pre-development land were owned through joint ventures and accounted for under the equity method.

At December 31, 2007, we owned interests in 55 operating properties (consisting of 50 retail properties, four commercial operating properties and an associated parking garage) and had interests in 11 entities that held development or redevelopment properties. These redevelopment properties included our Glendale Town Center and Shops at Eagle Creek properties, which were both undergoing major redevelopment. Of the 66 total properties held at December 31, 2007, two operating properties were owned through joint ventures that were accounted for under the equity method.

At December 31, 2006, we owned interests in 54 operating properties (consisting of 49 retail properties, four commercial operating properties and an associated parking garage) and had 11 properties under development. Of the 65 total properties held at December 31, 2006, two operating properties were owned through joint ventures that were accounted for under the equity method.

The comparability of results of operations is significantly affected by our development, redevelopment, and operating property acquisition and disposition activities in 2006, 2007 and 2008.  Therefore, we believe it is most useful to review the comparisons of our 2006, 2007 and 2008 results of operations (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2008 and 2007” and “Comparison of Operating Results for the Years Ended December 31, 2007 and 2006”) in conjunction with the discussion of our significant development, redevelopment, and operating property acquisition and disposition activities during those periods, which such discussion is set forth directly below.

Development Activities

During the years ended December 31, 2008, 2007 and 2006, the following development properties became operational or partially operational:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA
54th & College	Indianapolis, IN	June 2008	N/A	[2]
Beacon Hill Phase II	Crown Point, IN	December 2007	19,160
Bayport Commons	Tampa, FL	September 2007	94,756
Cornelius Gateway	Portland, OR	September 2007	21,000
Tarpon Springs Plaza	Naples, FL	July 2007	82,546
Gateway Shopping Center	Marysville, WA	April 2007	100,949
Bridgewater Marketplace	Indianapolis, IN	January 2007	26,000
Sandifur Plaza	Tri-Cities, WA	January 2007	12,552
Naperville Marketplace	Chicago, IL	August 2006	83,290
Zionsville Place	Zionsville, IN	August 2006	12,400
Stoney Creek Commons Phase II	Indianapolis, IN	July 2006	49,330
Beacon Hill Phase I	Crown Point, IN	June 2006	38,161
Estero Town Commons	Naples, FL	April 2006	25,600
Eagle Creek Lowe’s	Naples, FL	February 2006	N/A	[2]

———————

1

Represents the date in which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was sooner.

2

Property is ground leased to a single tenant.

Property Acquisition Activities

During the years ended December 31, 2008 and 2006, we acquired the following properties:

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)	Financing Method	Owned GLA
Rivers Edge Shopping Center[1]	Indianapolis, Indiana	February 2008	$18.3	Primarily Debt[2]	110,875
Courthouse Shadows	Naples, Florida	July 2006	19.8	Debt	134,8667
Pine Ridge Crossing	Naples, Florida	July 2006	22.6	Debt	105,515
Riverchase	Naples, Florida	July 2006	15.5	Debt	78,340
Kedron Village	Peachtree, Georgia	April 2006 [3]	34.9 [4]	Debt	157,408

———————

1

This property was purchased with the intent to redevelop; therefore, it is included in our redevelopment pipeline, as discussed below. However, for purposes of the comparison of operating results, this property is classified as property acquired during 2008 in the comparison of operating results tables below.

2

To fund the purchase price, we utilized approximately $2.7 million of proceeds from the November 2007 sale of our 176th & Meridian property, as discussed below.  The remaining purchase price of $15.6 million was funded initially through a draw on our unsecured revolving credit facility and subsequently refinanced with a variable rate loan bearing interest at LIBOR + 125 basis points and originally maturing on February 3, 2009.  In October 2008, we extended the maturity date on this loan one additional year.

3

When purchased, Kedron Village was under construction and not an operating property. The property became partially operational in the third quarter of 2006 and became fully operational during the fourth quarter of 2006.

4

Total purchase price of approximately $34.9 million is net of purchase price adjustments, including tenant improvement and leasing commission credits, of $2.0 million.

No operating properties were acquired by us in fiscal year 2007.

Operating Property Disposition Activities

During the years ended December 31, 2008 and 2007, we sold the following operating properties:

Property Name	MSA	Disposition Date	Owned GLA
Spring Mill Medical, Phase I1	Indianapolis, Indiana	December 2008	63,431
Silver Glen Crossing[2]	Chicago, Illinois	December 2008	132,716
176th & Meridian[3]	Seattle, Washington	November 2007	14,560

———————

1

We hold a 50% interest in this joint venture. In December 2008, the joint venture sold this property for $17.5 million, resulting in a total gain on sale of approximately $3.5 million. Net proceeds of approximately $14.4 million from the sale of this property were utilized to defease the related mortgage loan.  Our share of the gain on sale, was approximately $1.2 million, net of our excess investment. We used the majority of our share of the net proceeds to pay down borrowings under our unsecured revolving credit facility. Prior to the sale of this property, the joint venture sold a parcel of land for net proceeds of approximately $1.1 million, of which our share was $0.6 million.

2

We realized net proceeds of approximately $17.2 million from the sale of this property and recognized a loss on the sale of $2.1 million, net of Limited Partners’ interests. The majority of the net proceeds from the sale of this property were used to pay down borrowings under our unsecured revolving credit facility. The sale of this property and its operating results have been reflected as discontinued operations for fiscal year ended December 31, 2008. Amounts were not reclassified for fiscal years 2007 and 2006 as they were not considered material to the financial statements.

3

This property was sold for net proceeds of $7.0 million and a gain, net of Limited Partners’ interests, of $1.6 million. We utilized the proceeds from the sale with the intention to execute a like-kind exchange under Section 1031 of the Internal Revenue Code and, in February 2008 we did so by purchasing Rivers Edge Shopping Center, as discussed above. The sale of this property and its operating results have been reflected as discontinued operations for fiscal years ended December 31, 2007 and 2006.

No operating properties were sold by us in fiscal year 2006.

Redevelopment Activities

During the years ended December 31, 2008, 2007 and 2006, we transitioned the following properties from our operating portfolio to our redevelopment pipeline:

Property Name	MSA	Transition Date[1]	Owned GLA
Courthouse Shadows[2]	Naples, Florida	September 2008	134,867
Four Corner Square[3]	Maple Valley, Washington	September 2008	73,099
Bolton Plaza[4]	Jacksonville, Florida	June 2008	172,938
Rivers Edge[5]	Indianapolis, Indiana	June 2008	110,875
Glendale Town Center[6]	Indianapolis, Indiana	March 2007	685,000
Shops at Eagle Creek[7]	Naples, Florida	December 2006	75,944

———————

1

Transition date represents the date the property was transitioned from our operating portfolio to our redevelopment pipeline.

2

In addition to the existing center, we may construct an additional building to support approximately 6,000 square feet of small shop space. We anticipate our total investment in the redevelopment at this property will be approximately $2.5 million.

3

In addition to the existing center, we also own approximately ten acres of land adjacent to the center which may be utilized in the redevelopment. We anticipate the majority of the existing center will remain open during the redevelopment. We anticipate our total investment in the redevelopment at this property will be approximately $0.5 million.

4

The former anchor tenant’s lease at the shopping center expired in May 2008 and was not renewed. We anticipate our total investment in the redevelopment at this property will be approximately $2.0 million.

5

We purchased this property in February 2008 with the intent to redevelop. The existing anchor tenant’s lease at this property will expire in March 2010 and we are currently marketing the space in the event the current anchor tenant does not renew its lease. We anticipate our total investment in the redevelopment at this property will be approximately $2.5 million.

6

Property was transitioned to the operating portfolio in the third quarter of 2008 as redevelopment was substantially completed. However, because the property was under redevelopment during 2007 and the majority of 2008, it is classified as such in the comparison of operating results tables below.

7

We are currently redeveloping the space formerly occupied by Winn-Dixie at this property into two smaller spaces.  Staples signed a lease for approximately 25,800 square feet of the space and opened for business in August 2008.  We are continuing to market the remaining space for lease and have also completed a number of additional renovations at the property during 2008. We anticipate our total investment in the redevelopment at Shops at Eagle Creek will be approximately $3.5 million.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31		Increase (Decrease) 2008 to 2007
	2008	2007
Revenue:
Rental income (including tenant reimbursements)	$89,598,507	$90,484,289	$(885,782)
Other property related revenue	13,998,650	11,010,553	2,988,097
Construction and service fee revenue	39,103,151	37,259,934	1,843,217
Expenses:
Property operating expense	17,108,464	15,121,325	1,987,139
Real estate taxes	11,977,099	11,917,299	59,800
Cost of construction and services	33,788,008	32,077,014	1,710,994
General, administrative, and other	5,884,152	6,298,901	(414,749)
Depreciation and amortization	35,446,575	31,850,770	3,595,805
Operating income	38,496,010	41,489,467	(2,993,457)
Add:
Income from unconsolidated entities	842,425	290,710	551,715
Gain on sale of unconsolidated property	1,233,338	—	1,233,338
Other income, net	158,024	778,552	(620,528)
Deduct:
Interest expense	29,372,181	25,965,141	3,407,040
Income tax expense of taxable REIT subsidiary	1,927,830	761,628	1,166,202
Minority interest in income of consolidated subsidiaries	61,707	587,413	(525,706)
Limited Partners’ interests in the continuing operations of the Operating Partnership	2,014,136	3,399,534	(1,385,398)
Income from continuing operations	7,353,943	11,845,013	(4,491,070)
Operating income from discontinued operations, net of Limited Partners’ interests	850,745	95,551	755,194
(Loss) gain on sale of operating property, net of Limited Partners’ interests	(2,111,562)	1,582,119	(3,693,681)
Net income	$6,093,126	$13,522,683	$(7,429,557)

Rental income (including tenant reimbursements) decreased approximately $0.9 million, or 1%, due to the following:

Increase (Decrease) 2008 to 2007
Development properties that became operational or partially operational in 2007 or 2008	$5,863,617
Property acquired during 2008	1,780,008
Properties under redevelopment during 2007 and 2008	322,346
Property sold in 2008	(3,389,804)
Properties fully operational during 2007 and 2008 & other	(5,461,949)
Total	$(885,782)

Excluding the changes due to the acquisition of properties, transitioned development properties, properties under redevelopment, and the property that was sold, the net $5.5 million decrease in rental income was primarily related to the following:

•

$2.5 million net decrease at a number of our properties primarily due to the termination of leases with tenants in 2007 and 2008, which includes the loss of rent as well as the write-off to income of intangible lease related amounts;

•

$1.5 million net decrease in real estate tax recoveries from tenants primarily due to real estate tax refunds at a number of our operating properties in 2008 due to decreased assessments, most of which was reimbursed to our tenants;

•

$0.9 million net write-off of rental income amounts in connection with the bankruptcy and liquidation of Circuit City stores at three of our properties;

•

$0.3 million decrease at our Union Station parking garage related to the change in structure of our agreement from a lease to a management agreement with a third party; and

•

$0.3 million decrease in common area maintenance and property insurance recoveries at a number of our operating properties due to a decrease in the related costs.

Other property related revenue primarily consists of parking revenues, percentage rent, lease settlement income and gains from land sales. This revenue increased approximately $3.0 million, or 27%, primarily as a result of the following:

•

$3.2 million increased gains on land sales in 2008 compared to 2007; and

•

$1.1 million net increase in parking revenue at our Union Station parking garage related to the change in structure of our agreement from a lease to a management agreement with a third party.

These increases were partially offset by the following:

•

$0.9 million decrease in lease settlement income we received from tenants in connection with the termination of leases in 2008 compared to 2007; and

•

$0.3 million decrease in percentage rent from our retail operating tenants in 2008 compared to 2007.

Construction revenue and service fees increased approximately $1.8 million, or 5%. This increase is primarily due to the net increase in proceeds from build-to-suit assets, partially offset by the level and timing of third party construction contracts during 2008 compared to 2007.  In 2008, we realized proceeds of $10.6 million from the sale of our Spring Mill Medical, Phase II build-to-suit commercial development asset and in 2007, we realized proceeds of $6.1 million from the sale of a build-to-suit asset at Sandifur Plaza.

Property operating expenses increased approximately $2.0 million, or 13%, due to the following:

Increase (Decrease) 2008 to 2007
Development properties that became operational or partially operational in 2007 or 2008	$1,257,519
Property acquired during 2008	314,322
Properties under redevelopment during 2007 and 2008	227,433
Property sold in 2008	(331,760)
Properties fully operational during 2007 and 2008 & other	519,625
Total	$1,987,139

Excluding the changes due to the acquisition of properties, transitioned development properties, properties under redevelopment, and the property sold, the net $0.5 million increase in property operating expenses was primarily due the following:

•

$0.6 million net increase in bad debt expense at a number of our operating properties; and

•

$0.5 million increase in expenses at our Union Station parking garage property related to a change in the structure of our agreement from a lease to a management agreement with a third party.

This increase in operating expenses was partially offset by a net decrease of $0.5 million in insurance and landscaping expenses at a number of our properties.

Real estate taxes increased approximately $0.1 million, or 1%, due to the following:

Increase (Decrease) 2008 to 2007
Development properties that became operational or partially operational in 2007 or 2008	$702,283
Property acquired during 2008	197,623
Properties under redevelopment during 2007 and 2008	140,173
Property sold in 2008	(502,642)
Properties fully operational during 2007 and 2008 & other	(477,637)
Total	$59,800

Excluding the changes due to the acquisition of properties, transitioned development properties, properties under redevelopment, and the property sold, the net $0.5 million decrease in real estate taxes was primarily due to a decrease of approximately $0.7 million due to real estate tax refunds received in 2008, net of related professional fees, at our Market Street Village, Galleria Plaza, and Cedar Hill Plaza properties, most of which was reimbursed to tenants. This decrease was partially offset by a $0.2 million net increase in real estate tax assessments at a number of our operating properties.

Cost of construction and services increased approximately $1.7 million, or 5%. This increase was primarily due to the increased costs associated with the sale of build-to-suit assets, partially offset by the level and timing of third party construction contracts during 2008 compared to 2007. In 2008, we had costs associated with the sale of our Spring Mill Medical, Phase II, build-to-suit commercial development asset of $9.4 million, while in 2007, we had costs associated with the sale of a build-to-suit asset at Sandifur Plaza of $4.1 million.

General, administrative and other expenses decreased approximately $0.4 million, or 7%. In 2008, general, administrative and other expenses were 4.1% of total revenue and in 2007, general, administrative and other expenses were 4.5% of total revenue. This decrease in general, administrative and other expenses was primarily due to decreased salary, benefits and incentive compensation expense as a result of a decrease in overall headcount.

Depreciation and amortization expense increased approximately $3.6 million, or 11%, due to the following:

Increase (Decrease) 2008 to 2007
Development properties that became operational or partially operational in 2007 or 2008	$3,137,576
Property acquired during 2008	910,235
Properties under redevelopment during 2007 and 2008	(1,894,435)
Property sold in 2008	(1,558,814)
Properties fully operational during 2007 and 2008 & other	3,001,243
Total	$3,595,805

Excluding the changes due to the acquisition of properties, transitioned development properties, properties under redevelopment, and the property sold, the net $3.0 million increase in depreciation and amortization expense was primarily attributable to the acceleration of depreciable assets, including intangible lease assets, related to the termination of tenants, including the termination of leases with Circuit City stores at three of our properties that was recognized in 2008 in connection with Circuit City’s bankruptcy and liquidation.

Income from unconsolidated entities increased $0.6 million, or 190%. During 2008, one of our unconsolidated joint ventures (Spring Mill Medical, Phase I) sold a parcel of land for a net gain of approximately $1.1 million, of which our share was $0.6 million.

Gain on sale of unconsolidated property was $1.2 million in 2008. In December 2008, we sold our interest in Spring Mill Medical, Phase I, one of our unconsolidated commercial operating properties. This property is located in Indianapolis, Indiana and was owned 50% through a joint venture. The joint venture sold the property for approximately $17.5 million, resulting in a gain on the sale of approximately $3.5 million. Net proceeds of approximately $14.4 million from the sale of this property were utilized to defease the related mortgage loan. Our share of the gain on the sale of Spring Mill Medical, Phase I, was approximately $1.2 million, net of our excess investment. We used the majority of our share of the net proceeds to pay down borrowings under our unsecured revolving credit facility.

Other income, net decreased approximately $0.6 million, or 80%, primarily as a result of a $0.5 million payment received from a lender in consideration for our agreement to terminate a loan commitment in 2007.

Interest expense increased approximately $3.4 million, or 13%, due to the following:

Increase (Decrease) 2008 to 2007
Development properties that became operational or partially operational in 2007 or 2008	$2,609,255
Property acquired during 2008	593,808
Properties under redevelopment during 2007 and 2008	(112,367)
Properties fully operational during 2007 and 2008 & other	316,344
Total	$3,407,040

Excluding the changes due to the acquisition of properties and transitioned development properties, the net $0.3 million increase in interest expense was primarily due to increased interest expense related to the $55 million outstanding on our term loan, which was entered into in July 2008. This was partially offset by lower LIBOR rates on our variable rate debt, including the line of credit, during fiscal year 2008 compared to 2007.

Income tax expense of our taxable REIT subsidiary increased $1.2 million, or 153%, primarily due to the income taxes incurred by our taxable REIT subsidiary associated with the gain on the sale of land in the first quarter of 2008 as well as the sale of Spring Mill Medical, Phase II, a consolidated joint venture property. This build-to-suit commercial asset that we sold was adjacent to Spring Mill Medical I and was owned in our taxable REIT subsidiary through a 50% owned joint venture with a third party. Our proceeds of this sale were approximately $10.6 million, and our associated construction costs were approximately $9.4 million, including a $0.9 million payment to our joint venture partner to acquire their partnership interest prior to the sale to a third party. Our share of net proceeds of approximately $1.2 million from this sale were primarily used to pay down borrowings under our unsecured revolving credit facility.

Minority interest in income of consolidated subsidiaries decreased approximately $0.5 million, or 89%.  This decrease was primarily due to the following:

•

$0.3 million decrease as a result of the minority partners’ share of income related to the sale of a merchant building at our Sandifur Plaza property in 2007; and

•

$0.2 million decrease as a result of the minority partners’ share of income related to the sale of an outlot at our Beacon Hill property in 2007.

Operating income from discontinued operations, net of Limited Partners’ interests, increased $0.8 million and loss (gain) on sale of operating property, net of Limited Partners’ interests, decreased $3.7 million, for a net decrease of $2.9 million, or 175%. In December 2008, we sold our Silver Glen Crossings property, located in Chicago, Illinois, for net proceeds of $17.2 million and a loss on sale of $2.1 million, net of Limited Partners’ interests.  In November 2007, we sold our 176th & Meridian property, located in Seattle, Washington, for net proceeds of $7.0 million and a gain of $1.6 million, net of Limited Partners’ interests.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31		Increase (Decrease) 2007 to 2006
	2007	2006
Revenue:
Rental income (including tenant reimbursements)	$90,484,289	$83,344,870	$7,139,419
Other property related revenue	11,010,553	6,358,086	4,652,467
Construction and service fee revenue	37,259,934	41,447,364	(4,187,430)
Expenses:
Property operating expense	15,121,325	13,580,369	1,540,956
Real estate taxes	11,917,299	11,259,794	657,505
Cost of construction and services	32,077,014	35,901,364	(3,824,350)
General, administrative, and other	6,298,901	5,322,594	976,307
Depreciation and amortization	31,850,770	29,579,123	2,271,647
Operating income	41,489,467	35,507,076	5,982,391
Add:
Income from unconsolidated entities	290,710	286,452	4,258
Other income, net	778,552	344,537	434,015
Deduct:
Interest expense	25,965,141	21,221,758	4,743,383
Loss on sale of asset	—	764,008	(764,008)
Income tax expense of taxable REIT subsidiary	761,628	965,532	(203,904)
Minority interest in income of consolidated subsidiaries	587,413	117,469	469,944
Limited Partners’ interests in the continuing operations of the Operating Partnership	3,399,534	2,966,730	432,804
Income from continuing operations	11,845,013	10,102,568	1,742,445
Operating income from discontinued operations, net of Limited Partners’ interests	95,551	77,082	18,469
Gain on sale of operating property, net of Limited Partners’ interests	1,582,119	—	1,582,119
Net income	$13,522,683	$10,179,650	$3,343,033

Rental income (including tenant reimbursements) increased approximately $7.1 million, or 9%, due to the following:

Increase (Decrease) 2007 to 2006
Properties acquired during 2006	$5,168,027
Development properties that became operational or partially operational in 2006 or 2007	3,151,994
Properties under redevelopment during 2007	(1,839,652)
Properties fully operational during 2006 and 2007 & other	659,050
Total	$7,139,419

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

These increases in rental income were partially offset by the following:

•

$0.8 million decrease reflecting the termination of our lease with Marsh Supermarkets at Naperville Marketplace and the subsequent sale of the facility in the second quarter of 2006; and

•

$0.7 million decrease due to the termination of a lease at our Thirty South property in the fourth quarter of 2006.

Other property related revenue primarily consists of parking revenues, percentage rent, lease settlement income and gains on land sales. This revenue increased approximately $4.7 million, or 73%, primarily as a result of $4.0 million increased gains on land sales and an increase of $0.9 million in lease settlement income. This revenue increase was partially offset by a decrease of approximately $0.3 million in specialty leasing income as a result of the redevelopment of Glendale Town Center.

Construction revenue and service fees decreased approximately $4.2 million, or 10%. This decrease is primarily due to the level and timing of third party construction contracts during 2007 compared to 2006, partially offset by the net increase in proceeds from build-to-suit assets.  In 2007, we had proceeds from the sale of a build-to-suit asset at Sandifur Plaza of $6.1 million while, in 2006, we had proceeds from the sale of a build-to-suit asset at Bridgewater Marketplace of $5.3 million.

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

These increases in property operating expenses were partially offset by the following:

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

Excluding the changes due to the acquisition of properties, transitioned development properties, and the properties under redevelopment, the net $38,517 increase in real estate taxes represented a net increase of approximately $0.5 million in real estate tax assessments at a number of our properties, the most significant increases at properties located in Texas and Illinois.  This increase in real estate taxes was partially offset by a real estate tax refund, net of related professional fees, of approximately $0.5 million for fiscal years 2002 through 2004 at our Thirty South property, which was received in 2007.

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

General, administrative and other expenses increased approximately $1.0 million, or 18%. In 2007, general, administrative and other expenses were 4.5% of total revenue and in 2006, general, administrative and other expenses were 4.1% of total revenue. This increase in general, administrative and other expenses was primarily due to higher share-based incentive compensation costs and increased staffing attributable to our growth.  The costs of operating as a public company remained relatively flat between years.

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

These increases in depreciation and amortization expenses were partially offset by the following:

•

$0.9 million decrease reflecting the termination of our lease with Marsh Supermarkets at Naperville Marketplace and the subsequent sale of the facility in the second quarter of 2006; and

•

$0.6 million of intangible lease obligations written down related to our lease with Winn-Dixie at our Shops at Eagle Creek property, which was terminated in 2006.

Other income, net increased approximately $0.4 million, or 126%, primarily as a result of a $0.5 million payment received from a lender in consideration for our agreement to terminate a loan commitment in 2007.

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

These increases in interest expense were partially offset by a $0.4 million decrease due to interest expense incurred in the first quarter of 2006 at the Naperville Marsh Supermarkets, which was sold during the second quarter of 2006.

Loss on sale of asset was $0.8 million in 2006.  In June 2006, we terminated our lease with Marsh Supermarkets and subsequently sold the store at our Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $0.5 million after tax). The total proceeds from these transactions of $14 million included a $2.5 million note from Marsh with monthly installments payable through June 30, 2008, and $2.5 million of cash received from the termination of our lease with Marsh. As of December 31, 2008, all amounts had been collected under the note. Marsh Supermarkets at Naperville Marketplace was owned by our taxable REIT subsidiary. The net proceeds from this sale were used to pay off related indebtedness of approximately $11.6 million. We continue to develop the remainder of the Naperville Marketplace development property.

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

Gain on sale of operating property, net of Limited Partners’ interests, was $1.6 million in 2007.  In November 2007, we sold our 176th & Meridian property, located in Seattle, Washington, for net proceeds of $7.0 million and a gain, net of Limited Partners’ interests, of $1.6 million.

Liquidity and Capital Resources

Current State of Capital Markets and Our Financing Strategy

Our primary finance and capital strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective way. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings, including the purchase price of properties to be developed or acquired with debt financing, the estimated market value of our properties and our Company as a whole upon consummation of the refinancing and the ability of particular properties to generate cash flow to cover expected debt service. As discussed in more detail above in “Overview”, the challenging market conditions that currently exist have created a need for most REITs, including us, to place a significant amount of emphasis on financing and capital strategies.

In 2008, we reduced the aggregate amount of indebtedness outstanding under our unsecured credit facility in an effort to have that source of financing available to fund our development and redevelopment projects and pay down maturing debt. In July and August 2008, we obtained $55 million of proceeds from a term loan that matures in July 2011, as described in more detail below, majority of the proceeds of which were used to pay down borrowings under our unsecured revolving credit facility. In addition, in October 2008, we completed an offering of our common shares that raised approximately $47.8 million of net proceeds, the majority of which was used to pay down outstanding borrowings under our unsecured credit facility.  As a result, approximately $77 million was available under that facility as of December 31, 2008.

In addition to raising new capital, we have also been successful in refinancing or extending the maturities of a significant portion of our debt that is scheduled to mature in 2009. For example, in October 2008, we extended the maturity dates from 2009 to 2010 on our debt at four of our consolidated properties (Estero Town Center, Tarpon Springs Plaza, Rivers Edge Shopping Center, and Bridgewater Marketplace). In addition, in October and December 2008, we refinanced debt at our Gateway Shopping Center and Bayport Commons properties, respectively, and extended the maturity dates from 2009 to 2011. As a result of these actions, we extended the maturity dates to 2010 or later on approximately $100.6 million of indebtedness previously due in 2009. We continue to conduct negotiations with our existing and potential replacement lenders to refinance or obtain extensions on our remaining 2009 maturities, which total approximately $83.9 million (approximately $108.0 million when including our share of unconsolidated debt) at December 31, 2008, excluding scheduled monthly principal payments for 2009. While we can give no assurance, due to these efforts and the current status of negotiations with existing and alternative lenders for our near-term maturing indebtedness, we currently believe we will have the ability to extend, refinance, or repay all of our debt that is maturing through at least 2009.

We were also able to effectively recycle capital by selling two of our operating properties, which is another aspect of our financing strategy. In December 2008 we sold our Silver Glen Crossing property, a wholly-owned property in our retail portfolio, and Spring Mill Medical, Phase I, an unconsolidated commercial property that was owned 50% through a joint venture with a third party. In addition, our 50% owned consolidated joint venture sold Spring Mill Medical, Phase II, a build-to-suit commercial asset located in Indianapolis, Indiana that was owned in our taxable REIT subsidiary. Utilizing the net proceeds of these sales, we were able to generate net cash of approximately $23.6 million, which was primarily used to pay down borrowings under our unsecured revolving credit facility.

In the future, we may raise additional capital by pursuing joint venture capital partners and/or disposing of additional properties that are no longer a core component of our growth strategy.  We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

As of December 31, 2008, we had cash and cash equivalents on hand of $10 million. We may be subject to concentrations of credit risk with regards to our cash and cash equivalents.  We place our cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such investments may temporarily be in excess of FDIC and SIPC insurance limits, however we attempt to limit our exposure at any one time.

Our Principal Capital Resources

Our Unsecured Revolving Credit Facility

Our Operating Partnership has entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (the “unsecured facility”). As of December 31, 2008, our outstanding indebtedness under the unsecured facility was approximately $105 million, bearing interest at a rate of LIBOR plus 125 basis points. Factoring in our hedge agreements, at December 31, 2008, our weighted average interest rate on our unsecured revolving credit facility was approximately 5.06%.

The amount that we may borrow under the unsecured facility is based on the value of assets in the unencumbered property pool.  We currently have 53 unencumbered properties and other assets, 51 of which are wholly owned and used to calculate the amount available for borrowing under the unsecured credit facility and two of which are owned through joint ventures. The major unencumbered assets include: Broadstone Station, Courthouse Shadows, Eagle Creek Lowes, Eastgate Pavilion, Four Corner Square, Hamilton Crossing, King’s Lake, Market Street Village, Naperville Marketplace, PEN Products, Publix at Acworth, Red Bank Commons, Shops at Eagle Creek, Traders Point II, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes.  As of December 31, 2008 the amounts available to us for future draws was approximately $77 million.

We and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with an option for a one-year extension. Borrowings under the unsecured facility bear interest at a variable interest rate of LIBOR plus 115 to 135 basis points, depending on our leverage ratio.  The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount.  Subject to certain conditions, including the prior consent of the lenders, we have the option to increase our borrowings under the unsecured facility to a maximum of $400 million if there are sufficient unencumbered assets to support the additional borrowings.  As discussed in more detail below under “2009 Debt Maturities”, we may seek to increase the unencumbered asset pool related to the facility in order to increase our borrowing capacity. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate.  Borrowings under the short-term line may not be outstanding for more than five days.

Our ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility requires us to satisfy certain financial covenants, including:

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

•

ratio of variable rate indebtedness to total asset value of no more than 0.35 to 1; and

•

ratio of recourse indebtedness to total asset value of no more than 0.30 to 1.

We were in compliance with all applicable covenants under the unsecured facility as of December 31, 2008.

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

Term Loan

On August 18, 2008, we entered into an amendment to a $30 million unsecured term loan (the “Term Loan Amendment”) with KeyBank National Association, as Original Lender and Agent, Raymond James Bank and Royal Bank of Canada that was originally entered into on July 15, 2008. The Term Loan Amendment, among other things, increased the amount of borrowings under the original Term Loan agreement by an additional $25 million, which amount was subsequently drawn, resulting in an aggregate amount outstanding under the Term Loan of $55 million. The Operating Partnership is the borrower under the Term Loan and we and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations there under. The majority of the proceeds of borrowings under the Term Loan were used to pay down borrowings under our unsecured revolving credit facility. In connection with the Term Loan, in September 2008, we entered into a cash flow hedge for $55 million at a fixed interest rate of 5.92%.

The Term Loan has a scheduled maturity date of July 15, 2011. Borrowings under the Term Loan will bear interest at a variable interest rate of LIBOR plus 265 basis points. Our ability to borrow under the Term Loan will be subject to ongoing compliance by us, the Operating Partnership and our subsidiaries with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the Term Loan requires that we satisfy certain financial covenants that are substantially the same as those under the unsecured credit facility, as described above. We were in compliance with all applicable covenants under the Term Loan as of December 31, 2008.

Capital Markets

We have filed a registration statement, and subsequent prospectus supplements related thereto, with the Securities and Exchange Commission allowing us to offer, from time to time, common shares or preferred shares for an aggregate initial public offering price of up to $500 million. In October 2008, we issued 4,750,000 common shares for offering proceeds, net of offering costs, of approximately $47.8 million.  We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

Short and Long-Term Liquidity Needs

Overview

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, the current general economic downturn is adversely affecting the ability of some of our tenants to meet their lease obligations, as discussed in more detail above in “Overview” on page 39. These conditions, in turn, are having a negative impact on our business. If the downturn in the financial markets and economy is prolonged, our cash flow from operations could be significantly affected.

Short-Term Liquidity Needs

 The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. Each quarter we discuss with our Board of Trustees (the “Board”) our liquidity requirements along with other relevant factors before the Board decides whether and in what amount to declare a distribution.  In February 2009, our Board of Trustees declared a quarterly cash distribution of $0.1525 per common share for the quarter ending March 31, 2009.  This distribution represents a reduction from the amount paid in the prior quarter thereby allowing us to conserve additional liquidity.  We, along with our Board, will continue to evaluate our distribution policy on a quarterly basis as we monitor the capital markets and the impact of the economy on our operations.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the year ended December 31, 2008, we incurred approximately $0.5 million of costs for recurring capital expenditures on operating properties and also incurred approximately $1.0 million of costs for tenant improvements and external leasing commissions. In addition, we currently anticipate incurring approximately $2.2 million in additional tenant improvements and renovation costs within the next twelve months at our Cedar Hill Plaza property to replace the former anchor tenant’s space with the property’s new anchor.

We expect to meet our short-term liquidity needs through borrowings under the unsecured facility, new construction loans, cash generated from operations and, to the extent necessary, accessing the public equity and debt markets to the extent that we are able.

2009 Debt Maturities

As of December 31, 2008, approximately $83.9 million of our consolidated outstanding indebtedness was scheduled to mature in 2009 (approximately $108.0 million when including our share of unconsolidated debt), excluding scheduled monthly principal payments for 2009. Our current plans with respect to each of these loans are as follows:

•

The construction loan on our Beacon Hill property ($11.9 million) matures in March 2009. This loan has a five year extension option with a debt service coverage ratio of 1.2x. We currently anticipate paying down the loan with land sale proceeds and/or utilizing our unsecured revolving credit facility prior to original maturity;

•

The variable rate mortgage loan on our Fishers Station property ($4.2 million) matures in June 2009. We are currently in discussions with lenders on a three to five year loan and anticipate closing on the loan in the second quarter of 2009;

•

The construction loan on our Cobblestone Plaza property ($30.5 million) matures in June 2009. We are currently in discussions with the lender to extend the maturity date of that loan and anticipate closing on the loan in the first quarter of 2009;

•

The variable rate land loan on our Delray Marketplace property ($9.4 million) matures in July 2009. We are currently in discussions with the lender on an extension of the current loan or a new construction loan at the property;

•

The fixed rate mortgage loan at our Ridge Plaza property ($16.0 million) matures in October 2009. We currently plan to negotiate a three to five year loan in mid-2009 or utilize our unsecured revolving credit facility to pay it off prior to original maturity, while increasing total availability on the unsecured facility by increasing the unencumbered asset pool;

•

The fixed rate mortgage loan at our Boulevard Crossing property ($11.9 million) matures in December 2009. We currently plan to negotiate a three to five year loan in mid-2009 or utilize our unsecured revolving credit facility to pay it off prior to original maturity, while increasing total availability on the unsecured facility by increasing the unencumbered asset pool; and

•

The variable rate land loan at our unconsolidated joint venture property Parkside Town Commons ($55.0 million, our share of which is $22.0 million) matures in August 2009. We are currently in discussions with the lender for an 18-month extension on the loan.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Redevelopment Properties. As of December 31, 2008, five of our properties (Shops at Eagle Creek, Bolton Plaza, Rivers Edge, Courthouse Shadows and Four Corner Square) were undergoing major redevelopment activities.  We anticipate our investment in these redevelopment projects will be a total of approximately $11 million, which we currently have sufficient financing in place to fund through borrowings through our unsecured credit facility.

Development Properties. As of December 31, 2008, we had three development projects in our current development pipeline.  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $91 million, of which approximately $48 million had been incurred as of December 31, 2008. Our share of the total estimated cost of these projects is approximately $68 million, of which we have incurred approximately $30 million as of December 31, 2008.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans, including the construction loan on Eddy Street Commons that closed in December 2008, with a total loan commitment of approximately $29.5 million, of which no amounts were outstanding at December 31, 2008.  In addition, if necessary, we may make draws on our unsecured credit facility. See below for a more complete discussion of this development project.

The most significant project in our current development pipeline is Eddy Street Commons at the University of Notre Dame located adjacent to the university in South Bend, Indiana, that is expected to include retail, office, hotels, a parking garage, apartments and residential units.  The Eddy Street Commons project is discussed in detail below under “Contractual Obligations – Obligations in Connection with Our Development, Redevelopment and Visible Shadow Pipeline”.

“Visible Shadow” Development Pipeline. In addition to our current development pipeline, we have a “visible shadow” development pipeline which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of December 31, 2008, this visible shadow pipeline consisted of six projects that are expected to contain approximately 2.9 million square feet of total leasable area. We currently anticipate the total estimated cost of these six projects will be approximately $383 million, of which our share is currently expected to be approximately $244 million. However, we are generally not contractually obligated to complete any developments in our visible shadow pipeline, as these projects consist of land parcels on which we have not yet commenced construction. With respect to each asset in the visible shadow pipeline, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  Once these projects are transferred to the current development pipeline, we intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured facility, if necessary.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital. It is unlikely we would have sufficient funds on hand to meet these long-term capital requirements. We would have to satisfy these needs through participation in joint venture arrangements, additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements. Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions, which is discussed in more detail above in “Overview”.

We have entered into an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The agreement allows for the Venture to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. Under the terms of the agreement, we have agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million.  We have the option to present to PREI additional opportunities with estimated project costs under $50 million. The agreement allows for equity capital contributions of up to $500 million to be made to the Venture for qualifying projects.  We expect contributions would be made on a project-by-project basis with PREI contributing 80% and us contributing 20% of the equity required. Our first project with PREI is Parkside Town Commons, which is currently in our visible shadow development pipeline.

Cash Flows

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Cash provided by operating activities was $40.6 million for the year ended December 31, 2008, an increase of $2.9 million from 2007. The increase was primarily due to a change in accounts payable, accrued expenses, deferred revenue and other liabilities of $6.9 million between years, which was primarily due to construction related expenses as well as the conservation of cash. This increase was partially offset by a change in deferred costs and other assets of $4.3 million between years.

Cash used in our investing activities totaled $95.7 million in 2008, a decrease of $1.0 million from 2007. The decrease in cash used in investing activities was primarily a result of an increase of $17.0 million in net proceeds from the sale of an operating property, which was the result of the net proceeds from the 2008 sale of Silver Glen Crossings compared to the 2007 sale of 176th & Meridian.  This was partially offset by an increase of $12.4 million in acquisitions of interests in properties and capital expenditures.

Cash provided by financing activities totaled $46.0 million during 2008, a decrease of $8.0 million from 2007. The net of loan proceeds, transaction costs and payments decreased $53.7 million between years primarily due to the $118.1 million draw from the new unsecured credit facility in 2007 compared to the $55 million proceeds received under the Term Loan in 2008, both of which were used to repay previously outstanding indebtedness. This was partially offset by the $48.3 million of offering proceeds, the majority of which was received in October 2008 when we completed an equity offering of 4,750,000 common shares at an offering price of $10.55 per share.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our current development pipeline, including our obligations in connection with our Eddy Street Commons development, as discussed below in “Contractual Obligations”, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed above.  As of December 31, 2008, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

As of December 31, 2008, our share of unconsolidated joint venture indebtedness was $24.1 million.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of December 31, 2008, the Operating Partnership had guaranteed unconsolidated joint venture debt of $22.0 million in the event the joint venture partnership defaults under the terms of the underlying arrangement, all of which was related to the Parkside Town Commons development.  Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.  See Note 6 “Investments in Unconsolidated Joint Ventures” in our Notes to Consolidated Financial Statements, contained in this Form 10-K, for information on our unconsolidated joint ventures for the years ended December 31, 2008, 2007 and 2006.

Contractual Obligations

The following table summarizes our contractual obligations to third parties, excluding interest.

	Construction Contracts	Tenant Allowances	Operating Leases	Consolidated Long-term Debt	Pro rata Share of Joint Venture Debt	Employment Contracts [1]	Total[2]
2009	$56,471,349	$302,210	$1,060,383	$86,508,702	$24,132,729	$1,516,000	$169,991,373
2010	8,405,048	—	983,300	66,131,832	—	—	75,520,180
2011	—	—	920,800	248,443,896	—	—	249,364,696
2012	—	—	972,775	38,904,933	—	—	39,877,708
2013	—	—	865,900	7,584,352	—	—	8,450,252
Thereafter	—	—	10,523,645	228,679,123	—	—	239,202,768
Unamortized Debt Premiums	—	—	—	1,408,628	—	—	1,408,628
Total	$64,876,397	$302,210	$15,326,803	$677,661,466	$24,132,729	$1,516,000	$783,815,605

———————

1

In connection with the Company’s IPO and related formation transactions, we entered into employment agreements with certain members of senior management. Under the agreements, each person received a stipulated annual salary through December 31, 2008. Each agreement has an automatic one-year renewal unless we or the employee elects not to renew the agreement. The contracts were extended through December 31, 2009.

2

The table above includes contracts executed as of December 31, 2008.

In 2008, we incurred $29.4 million of interest expense, net of amounts capitalized of $10.1 million.

Although we cannot provide assurance of our ability to execute on our financing strategy, we intend to satisfy the approximately $170 million of contractual obligations that are due in 2009 primarily by refinancing and/or extending the maturity dates of maturing indebtedness, draws on our revolving credit facility, and obtaining new financing, as well as cash generated from operations. See “2009 Maturities” on page 59 for additional information with respect to our current plan to address our indebtedness maturing in fiscal year 2009.

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

The six properties to which our tax indemnity obligations relate represented approximately 19% of our annualized base rent in the aggregate as of December 31, 2008. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South, and Market Street Village.

Construction Contracts

Construction contracts in the table above represent commitments for contracts executed as of December 31, 2008 related to new developments, redevelopments and third-party construction.

Obligations in Connection with Our Current Development, Redevelopment and Visible Shadow Pipeline

We are obligated under various contractual arrangements to complete the projects in our current development pipeline. We currently anticipate our share of the cost of the three projects in our current development pipeline will be approximately $68 million (including $35 million of costs associated with Phase I of our Eddy Street Commons development discussed below), of which approximately $38 million of our share was unfunded as of December 31, 2008.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans, including the construction loan on Eddy Street Commons that closed in December 2008, with a total loan commitment of approximately $29.5 million, of which no amounts were outstanding at December 31, 2008.  In addition, if necessary, we may make draws on our unsecured credit facility.

In addition to our current development pipeline, we also have a redevelopment pipeline and a “visible shadow” development pipeline, which includes land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financings. Generally, we are not contractually obligated to complete any projects in our redevelopment or visible shadow pipelines, as these consist of land parcels on which we have not yet commenced construction. With respect to each asset in the visible shadow pipeline, our policy is to not commence vertical construction until appropriate pre-leasing thresholds are met and the requisite third-party financing is in place.

Eddy Street Commons at the University of Notre Dame

The most significant project in our current development pipeline is Eddy Street Commons at the University of Notre Dame located adjacent to the university in South Bend, Indiana, that is expected to include retail, office, hotels, a parking garage, apartments and residential units.  A portion of the office space will be leased to the University of Notre Dame.  The City of South Bend has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City both of which are being used for the construction of a parking garage and infrastructure improvements in this project.

This development will be completed in several phases. The initial phase of the project is currently under construction and will consist of the retail, office and apartment and residential units with an estimated total cost of $70 million, of which our share is estimated to be $35 million. The ground beneath the initial phase of the development is leased from the University of Notre Dame over a 75 year term at a fixed rate for first two years and based on a percentage of certain revenues thereafter.  The total estimated project costs for all phases of this development are currently estimated to be approximately $200 million, our share of which is currently expected to be approximately $64 million. Our exposure to this amount may be limited under certain circumstances.

We will own the retail and office components while the apartments will be owned by a third party. Portions of this initial phase are scheduled to open in late 2009. The hotel components of the project will be owned through a joint venture while the apartments and residential units are planned to be sold or operated through relationships with developers, owners and operators that specialize in residential real estate. We do not expect to own either the residential or the apartment complex components of the project, although we have jointly guaranteed the apartment developer’s construction loan. At December 31, 2008, vertical construction had not yet commenced; therefore, the balance outstanding under the construction loan was not significant. We expect to receive development, construction management, loan guaranty and other fees from various aspects of this project.

We have a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the project, with the exception of certain of the residential units, consistent with commitments we typically make in connection with other bank-funded development projects.  To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, we will be required to complete the construction, at which time we expect that we would seek title to the assets and assume any construction borrowings related to the assets.  We will have certain remedies against the developers if they were to fail to complete the construction. If we fail to fulfill our contractual obligations in connection with the project, but are using our best efforts, we may be held liable but we have limited our liability to both the University of Notre Dame and the City of South Bend.

Outstanding Indebtedness

The following table presents details of outstanding indebtedness as of December 31, 2008:

Property	Balance Outstanding	Interest Rate	Maturity
Fixed Rate Debt - Mortgage:
50th & 12th	$4,442,876	5.67%	11/11/2014
Boulevard Crossing	11,908,446	5.11%	12/11/2009
Centre at Panola, Phase I	3,838,820	6.78%	1/1/2022
Cool Creek Commons	18,000,000	5.88%	4/11/2016
Corner Shops, The	1,655,882	7.65%	7/1/2011
Fox Lake Crossing	11,514,970	5.16%	7/1/2012
Geist Pavilion	11,125,000	5.78%	1/1/2017
Indian River Square	13,300,000	5.42%	6/11/2015
International Speedway Square	18,902,633	7.17%	3/11/2011
Kedron Village	29,700,000	5.70%	1/11/2017
Pine Ridge Crossing	17,500,000	6.34%	10/11/2016
Plaza at Cedar Hill	25,987,249	7.38%	2/1/2012
Plaza Volente	28,680,000	5.42%	6/11/2015
Preston Commons	4,383,934	5.90%	3/11/2013
Ridge Plaza	15,952,261	5.15%	10/11/2009
Riverchase	10,500,000	6.34%	10/11/2016
Sunland Towne Centre	25,000,000	6.01%	7/1/2016
Thirty South	22,039,196	6.09%	1/11/2014
Traders Point	48,000,000	5.86%	10/11/2016
Whitehall Pike	8,767,254	6.71%	7/5/2018
	331,198,521
Floating Rate Debt - Hedged:
Unencumbered Property Pool	50,000,000	6.32%	2/20/2011
Unencumbered Property Pool	25,000,000	6.17%	2/18/2011
Unsecured Term Loan	55,000,000	5.92%	7/15/2011
Beacon Hill Shopping Center	11,000,000	5.13%	3/30/2009
Delray Marketplace	4,020,647	6.75%	1/3/2009
Estero Town Commons	15,438,740	5.55%	1/3/2009
Gateway Shopping Center	19,500,000	4.88%	10/31/2011
Tarpon Springs Plaza	17,937,448	5.55%	1/3/2009
	197,896,835
Net unamortized premium on assumed debt of acquired properties	1,408,628
Total Fixed Rate Indebtedness	$530,503,984

Property	Balance Outstanding	Interest Rate	Maturity	Interest Rate at 12/31/08
Variable Rate Debt - Mortgage:
Bayport Common[1]	$20,329,896	LIBOR + 2.75%	12/27/2011	3.19%
Estero Town Center1, [3]	15,438,740	LIBOR + 1.55%	1/3/2010	1.99%
Fishers Station	4,239,798	LIBOR + 1.50%	6/6/2009	1.94%
Gateway Shopping Center1, [3]	20,131,508	LIBOR + 1.90%	10/31/2011	2.34%
Indiana State Motor Pool	3,828,492	LIBOR + 1.35%	2/4/2011	1.79%
Rivers Edge Shopping Center	14,940,000	LIBOR + 1.25%	2/3/2010	1.69%
Tarpon Springs Plaza1, [3]	17,937,448	LIBOR + 1.55%	1/3/2010	1.99%
Glendale Town Center	21,750,000	LIBOR + 2.75%	12/19/2011	3.19%
Subtotal Mortgage Notes	118,595,882
Variable Rate Debt - Secured by Properties under Construction:
Beacon Hill Shopping Center[3,4]	11,895,707	LIBOR + 1.25%	3/30/2009	1.69%
Bridgewater Marketplace[2]	8,520,137	LIBOR + 1.85%	6/29/2010	2.29%
Cobblestone Plaza	30,466,817	LIBOR + 1.60%	6/29/2009	2.04%
Delray Marketplace[3]	9,425,000	LIBOR + 2.75%	7/3/2009	2.74%
South Elgin Commons	6,150,774	LIBOR + 1.90%	9/30/2010	2.34%
Subtotal Construction Notes	66,458,435
Line of Credit[3]	105,000,000	LIBOR + 1.25%	2/20/2011	1.69%
Term Loan[3]	55,000,000	LIBOR + 2.65%	7/15/2011	3.09%
Floating Rate Debt - Hedged:
Unencumbered Property Pool	(50,000,000)	LIBOR + 1.25%	2/20/2011	1.79%
Unencumbered Property Pool	(25,000,000)	LIBOR + 1.25%	2/18/2011	1.79%
Unsecured Term Loan	(55,000,000)	LIBOR + 2.65%	7/15/2011	3.09%
Beacon Hill Shopping Center	(11,000,000)	LIBOR + 1.25%	3/30/2009	1.69%
Delray Marketplace	(4,020,647)	LIBOR + 2.75%	1/3/2009	3.19%
Estero Town Commons	(15,438,740)	LIBOR + 1.55%	1/3/2009	1.99%
Gateway Shopping Center	(19,500,000)	LIBOR + 1.90%	10/31/2011	2.34%
Tarpon Springs Plaza	(17,937,448)	LIBOR + 1.55%	1/3/2009	1.99%
	(197,896,835)
Total Variable Rate Indebtedness	147,157,482
Total Indebtedness	$677,661,466

———————

1

In December 2008, we reclassified this loan from a variable rate debt loan - secured by properties under construction to a variable rate mortgage loan, as construction activities were substantially completed at the property.

2

This loan has a LIBOR floor of 3.15%.

3

We entered into a cash flow hedge agreement on this debt instrument to fix the interest rate. See fixed rate within the fixed rate hedged details in the table above.

4

The interest rate decreases from LIBOR+125 to LIBOR+115 on $11 million, which is the amount fixed through a cash flow hedge agreement.

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

Our calculation of FFO (and reconciliation to net income) is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Funds From Operations:
Net income	$6,093,126	$13,522,683	$10,179,650
Add loss (gain) on sale of consolidated operating property	2,689,888	(2,036,189)	—
Less gain on sale of unconsolidated property	(1,233,338)	—	—
Add loss on sale of asset, net of tax	—	—	458,405
Add Limited Partners’ interests in income	1,668,817	3,853,604	2,989,366
Add depreciation and amortization of consolidated entities and discontinued operations, net of minority interest	35,438,229	31,475,146	29,313,102
Add joint venture partners’ interests in depreciation and amortization of unconsolidated entities	406,623	403,799	401,549
Funds From Operations of the Kite Portfolio[1]	45,063,345	47,219,043	43,342,072
Less Limited Partners’ interests in Funds From Operations	(9,688,619)	(10,529,847)	(9,838,650)
Funds From Operations allocable to the Company[1]	$35,374,726	$36,689,196	$33,503,422

———————

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

Market Risk Related to Fixed Rate Debt

We had approximately $677.7 million of outstanding consolidated indebtedness as of December 31, 2008 (inclusive of net premiums on acquired debt of $1.4 million). As of December 31, 2008, we were party to eight consolidated interest rate hedge agreements for a total of $197.9 million, with interest rates ranging from 4.88% to 6.75% and maturities over various terms through 2011. Including the effects of these hedge agreements, our fixed and variable rate debt would have been approximately $529.1 million (78%) and $147.2 million (22%), respectively, of our total consolidated indebtedness at December 31, 2008.  Reflecting our share of unconsolidated debt and the effect of related hedge agreements, our fixed and variable rate debt is also 78% and 22%, respectively, of total consolidated and our share of unconsolidated indebtedness at December 31, 2008.

Based on the amount of our fixed rate debt at December 31, 2008, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $15.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $16.9 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of December 31, 2008 would increase or decrease our annual cash flow by approximately $1.5 million.

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

Changes in Internal Control Over Financial Reporting

In the second quarter of 2008, the Company began a phased implementation of a new information technology system to be used as our primary accounting system. The implementation was completed in multiple phases throughout 2008 and early 2009. The transition to the new information technology system included significant testing of the system prior to implementation, training of employees who use the system and updating of our internal control process and procedures that were impacted by the implementation. During each phase of the implementation, an appropriate level of testing and monitoring of the financial results recorded in the system was conducted and our management updated the system of internal control over the impacted areas.

During the year ended December 31, 2008, a portion of our accounting and financial reporting was performed on the new system. Accordingly, our system of internal control over accounting and financial reporting and related policies and procedures have been updated.

Other than the foregoing, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited Kite Realty Group Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kite Realty Group Trust and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Kite Realty Group Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kite Realty Group Trust and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and the related financial statement schedule listed in the index at Item 15(a) as of December 31, 2008 of Kite Realty Group Trust and Subsidiaries and our report dated March 13, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Indianapolis, Indiana

March 13, 2009

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

The remaining information required by this Item is hereby incorporated by reference to the material appearing in our 2009 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end, under the captions “Proposal 1: Election of Trustees Nominees for Election for a One-Year Term Expiring at the 2010 Annual Meeting”, “Executive Officers”, “Information Regarding Governance and Board and Committee Meetings – Committee Charters and Corporate Governance”, “Information Regarding Corporate Governance and Board and Committee Meetings – Board Committees” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance”.

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

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE
John A. Kite
March 16, 2009	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ DANIEL R. SINK
Daniel R. Sink
March 16, 2009	Executive Vice President and Chief Financial Officer
(Date)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KITE	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	March 16, 2009
(John A. Kite)

/s/ WILLIAM E. BINDLEY	Trustee	March 16, 2009
(William E. Bindley)

/s/ RICHARD A. COSIER	Trustee	March 16, 2009
(Richard A. Cosier)

/s/ EUGENE GOLUB	Trustee	March 16, 2009
(Eugene Golub)

/s/ GERALD L. MOSS	Trustee	March 16, 2009
(Gerald L. Moss)

/s/ MICHAEL L. SMITH	Trustee	March 16, 2009
(Michael L. Smith)

/s/ DARELL E. ZINK, JR.	Trustee	March 16, 2009
(Darell E. Zink, Jr.)

/s/ DANIEL R. SINK	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009
(Daniel R. Sink)

Kite Realty Group Trust
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audit also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kite Realty Group Trust and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kite Realty Group Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009, expressed an unqualified opinion thereon.

Ernst & Young LLP

Indianapolis, Indiana

March 13, 2009

Kite Realty Group Trust
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets:
Investment properties, at cost:
Land	$227,781,452	$210,486,125
Land held for development	25,431,845	23,622,458
Buildings and improvements	690,161,336	624,500,501
Furniture, equipment and other	5,024,696	4,571,354
Construction in progress	191,106,309	187,006,760
	1,139,505,638	1,050,187,198
Less: accumulated depreciation	(104,051,695)	(84,603,939)
	1,035,453,943	965,583,259
Cash and cash equivalents	9,917,875	19,002,268
Tenant receivables, including accrued straight-line rent of $7,221,882 and $6,653,244, respectively, net of allowance for uncollectible accounts	17,776,282	17,200,458
Other receivables	10,357,679	7,124,485
Investments in unconsolidated entities, at equity	1,902,473	1,079,937
Escrow deposits	11,316,728	14,036,877
Deferred costs, net	21,167,288	20,563,664
Prepaid and other assets	4,159,638	3,643,696
Total Assets	$1,112,051,906	$1,048,234,644
Liabilities and Shareholders’ Equity:
Mortgage and other indebtedness	$677,661,466	$646,833,633
Accounts payable and accrued expenses	53,144,015	36,173,195
Deferred revenue and other liabilities	24,594,794	26,127,043
Cash distributions and losses in excess of net investment in unconsolidated entities, at equity	—	234,618
Minority interest	4,416,533	4,731,211
Total Liabilities	759,816,808	714,099,700
Commitments and contingencies
Limited Partners’ interests in Operating Partnership	67,276,904	74,512,093
Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 34,181,179 shares and 28,981,594 shares issued and outstanding at December 31, 2008 and 2007, respectively	341,812	289,816
Additional paid in capital and other	343,631,595	293,897,673
Accumulated other comprehensive loss	(7,739,154)	(3,122,482)
Accumulated deficit	(51,276,059)	(31,442,156)
Total Shareholders’ Equity	284,958,194	259,622,851
Total Liabilities and Shareholders’ Equity	$1,112,051,906	$1,048,234,644

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
Revenue:
Minimum rent	$71,862,956	$72,083,108	$66,713,135
Tenant reimbursements	17,735,551	18,401,181	16,631,735
Other property related revenue	13,998,650	11,010,553	6,358,086
Construction and service fee revenue	39,103,151	37,259,934	41,447,364
Total revenue	142,700,308	138,754,776	131,150,320
Expenses:
Property operating	17,108,464	15,121,325	13,580,369
Real estate taxes	11,977,099	11,917,299	11,259,794
Cost of construction and services	33,788,008	32,077,014	35,901,364
General, administrative, and other	5,884,152	6,298,901	5,322,594
Depreciation and amortization	35,446,575	31,850,770	29,579,123
Total expenses	104,204,298	97,265,309	95,643,244
Operating income	38,496,010	41,489,467	35,507,076
Interest expense	(29,372,181)	(25,965,141)	(21,221,758)
Loss on sale of asset	—	—	(764,008)
Income tax expense of taxable REIT subsidiary	(1,927,830)	(761,628)	(965,532)
Other income, net	158,024	778,552	344,537
Minority interest in income of consolidated subsidiaries	(61,707)	(587,413)	(117,469)
Income from unconsolidated entities	842,425	290,710	286,452
Gain on sale of unconsolidated property	1,233,338	—	—
Limited Partners’ interests in the continuing operations of the Operating Partnership	(2,014,136)	(3,399,534)	(2,966,730)
Income from continuing operations	7,353,943	11,845,013	10,102,568
Discontinued operations:
Operating income from discontinued operations, net of Limited Partners’ interests	850,745	95,551	77,082
(Loss) gain on sale of operating property, net of Limited Partners’ interests	(2,111,562)	1,582,119	—
(Loss) income from discontinued operations	(1,260,817)	1,677,670	77,082
Net income	$6,093,126	$13,522,683	$10,179,650
Income (loss) per common share - basic:
Continuing operations	$0.24	$0.41	$0.35
Discontinued operations	(0.04)	0.06	—
	$0.20	$0.47	$0.35
Income (loss) per common share - diluted:
Continuing operations	$0.24	$0.40	$0.35
Discontinued operations	(0.04)	0.06	—
	$0.20	$0.46	$0.35

Weighted average Common Shares outstanding – basic	30,328,408	28,908,274	28,733,228

Weighted average Common Shares outstanding – diluted	30,340,449	29,180,987	28,903,114

Dividends declared per Common Share	$0.820	$0.800	$0.765

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total
	Shares	Amount

Balances, December 31, 2005	28,555,187	$285,552	$288,976,563	$(10,001,777)	$427,057	$(808,015)	$278,879,380
Reclassify unearned compensation	—	—	(808,015)	—	—	808,015	—
Stock compensation activity	73,595	736	1,040,450	—	—	—	1,041,186
Other comprehensive loss	—	—	—	—	(129,517)	—	(129,517)
Distributions declared	—	—	—	(22,009,416)	—	—	(22,009,416)
Net income	—	—	—	10,179,650	—	—	10,179,650
Exchange of Limited Partners’ interest for common stock	214,049	2,140	3,130,677	—	—	—	3,132,817
Adjustment to Limited Partners’ interests from the Limited Partners’ decreased ownership in the Operating Partnership	—	—	(1,180,028)	—	—	—	(1,180,028)
Balances, December 31, 2006	28,842,831	288,428	291,159,647	(21,831,543)	297,540	—	269,914,072
Stock compensation activity	47,396	474	799,564	—	—	—	800,038
Controlled equity offering, net of costs	30,000	300	465,746	—	—	—	466,046
Other comprehensive loss	—	—	—	—	(3,420,022)	—	(3,420,022)
Distributions declared	—	—	—	(23,133,296)	—	—	(23,133,296)
Net income	—	—	—	13,522,683	—	—	13,522,683
Exchange of Limited Partners’ interest for common stock	61,367	614	960,393	—	—	—	961,007
Adjustment to Limited Partners’ interests from the Limited Partners’ increased ownership in the Operating Partnership	—	—	512,323	—	—	—	512,323
Balances, December 31, 2007	28,981,594	289,816	293,897,673	(31,442,156)	(3,122,482)	—	259,622,851
Stock compensation activity	98,619	986	1,134,747	—	—	—	1,135,733
Proceeds of common share offering, net of costs	4,810,000	48,100	48,257,025	—	—	—	48,305,125
Proceeds from employee share purchase plan	5,197	52	29,956	—	—	—	30,008
Other comprehensive loss	—	—	—	—	(4,616,672)	—	(4,616,672)
Distributions declared	—	—	—	(25,927,029)	—	—	(25,927,029)
Net income	—	—	—	6,093,126	—	—	6,093,126
Exchange of Limited Partners’ interest for common stock	285,769	2,858	632,140	—	—	—	634,998
Adjustment to Limited Partners’ interests from the Limited Partners’ decreased ownership in the Operating Partnership	—	—	(319,946)	—	—	—	(319,946)
Balances, December 31, 2008	34,181,179	$341,812	$343,631,595	$(51,276,059)	$(7,739,154)	$—	$284,958,194

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
Cash flow from operating activities:
Net income	$6,093,126	$13,522,683	$10,179,650
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on sale of operating property	2,689,888	(2,036,189)	—
Loss on sale of asset	—	—	764,008
Income from unconsolidated entities	(842,425)	(290,710)	(286,452)
Gain on sale of unconsolidated property	(1,233,338)	—	—
Limited Partners’ interest in Operating Partnership	1,668,817	3,881,027	2,989,366
Minority interest in income of consolidated subsidiaries	61,707	587,413	117,469
Straight-line rent	(1,040,456)	(1,943,137)	(1,578,442)
Depreciation and amortization	37,256,010	32,886,267	31,541,571
Provision for credit losses, net of recoveries	1,212,604	319,360	344,564
Compensation expense for equity awards	803,687	569,022	549,838
Amortization of debt fair value adjustment	(430,858)	(430,858)	(430,858)
Amortization of in-place lease liabilities	(2,769,256)	(4,736,840)	(4,192,550)
Distributions of income from unconsolidated entities	428,910	331,732	259,406
Distributions to minority interest holders	(494,286)	(470,479)	(577,700)
Changes in assets and liabilities:
Tenant receivables	(1,217,894)	(360,823)	(2,679,057)
Deferred costs and other assets	(6,095,991)	(1,772,879)	(12,515,990)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	4,477,867	(2,403,868)	5,925,298
Net cash provided by operating activities	40,568,112	37,651,721	30,410,121
Cash flow from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(117,851,086)	(105,417,442)	(229,009,855)
Net proceeds from sales of operating properties	19,659,695	2,609,777	11,068,559
Change in construction payables	579,721	2,274,195	(2,278,870)
Cash receipts on notes receivable	729,167	3,739,320	—
Contributions to unconsolidated entities	(818,472)	—	—
Distributions of capital from unconsolidated entities	2,012,430	106,728	156,594
Net cash used in investing activities	(95,688,545)	(96,687,422)	(220,063,572)
Cash flow from financing activities:
Offering proceeds, net of issuance costs	48,335,133	465,746	—
Loan proceeds	249,453,785	238,899,989	445,802,450
Loan transaction costs	(1,882,360)	(1,278,917)	(1,720,576)
Loan payments	(218,194,446)	(154,507,969)	(218,025,537)
Purchase of Limited Partners’ interest	—	(55,803)	—
Distributions paid – shareholders	(24,859,003)	(22,822,984)	(21,739,161)
Distributions paid – unitholders	(6,817,069)	(6,635,296)	(6,446,765)
Proceeds from exercise of stock options	—	20,609	526,799
Net cash provided by financing activities	46,036,040	54,085,375	198,397,210
(Decrease) increase in cash and cash equivalents	(9,084,393)	(4,950,326)	8,743,759
Cash and cash equivalents, beginning of year	19,002,268	23,952,594	15,208,835
Cash and cash equivalents, end of year	$9,917,875	$19,002,268	$23,952,594

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
December 31, 2008

Note 1. Organization and Basis of Presentation

Organization

Kite Realty Group Trust (the “Company” or “REIT”) was organized in Maryland in 2004 to succeed to the development, acquisition, construction and real estate businesses of Kite Property Group (the “Predecessor”). The Predecessor was owned by Al Kite, John Kite and Paul Kite (the “Principals”) and certain executives and other family members and consisted of the properties, entities and interests contributed to the Company or its subsidiaries by its founders and is the predecessor of Kite Realty Group Trust. The Company began operations in 2004 when it completed its initial public offering (“IPO”) of common shares and concurrently consummated certain other formation transactions.

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

At December 31, 2008, the Company owned interests in 56 operating properties (consisting of 52 retail properties, three commercial operating properties and an associated parking garage) and had interests in eight properties under development or redevelopment. Of the 64 total properties held at December 31, 2008, the Company owned a controlling interest in all but one operating property and one parcel of pre-development land (collectively the “unconsolidated joint venture properties”), both of which are accounted for under the equity method.

At December 31, 2007, the Company owned interests in 55 operating properties (consisting of 50 retail properties, four commercial operating properties and an associated parking garage) and had interests in 11 entities that held development or redevelopment properties. Of the 66 total properties held at December 31, 2007, two operating properties were owned through joint ventures that were accounted for under the equity method.

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

•

our ability to manage day-to-day operations;

•

our ability to refinance debt and sell the property without the consent of any other partner or owner;

•

the inability of any other partner or owner to replace us; or

•

being the primary beneficiary of a variable interest entity.

The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements and other contractual arrangements, when determining the party obligated to absorb the majority of the expected losses, as defined in Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). There have been no changes during 2008 in conclusions about whether an entity qualifies as a VIE or whether the Company is the primary beneficiary of any previously identified VIE. During 2008, the Company has not provided financial or other support to a previously identified VIE that it was not previously contractually obligated to provide.

Of the 64 total properties held at December 31, 2008, the Company owned a controlling interest in all except one operating property and one parcel of pre-development land, both of which are accounted for under the equity method.  As of December 31, 2008 the Company had investments in six joint ventures that are VIEs in which the Company is the primary beneficiary. As of December 31, 2008, these VIEs had total debt of approximately $105 million which is secured by assets of the VIEs with a book value of approximately $175 million.  The Operating Partnership guarantees the debt of these VIEs.

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest. The Company adjusts the limited partners’ (“Limited Partner”) interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership. This adjustment is reflected in the Company’s shareholders’ equity. The Company’s and the Limited Partners’ weighted average interests in the Operating Partnership for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006
Company’s weighted average interest in Operating Partnership	78.5%	77.7%	77.3%
Limited Partners’ weighted average interest in Operating Partnership	21.5%	22.3%	22.7%

The Company’s and the Limited Partners’ interests in the Operating Partnership at December 31, 2008 and 2007 were as follows:

	Balance at December 31,
	2008	2007
Company’s interest in Operating Partnership	80.9%	77.7%
Limited Partners’ interests in Operating Partnership	19.1%	22.3%

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

Purchase Accounting

The purchase price of properties is allocated to tangible assets and identified intangibles acquired based on their fair values in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”). In making estimates of fair values for the purpose of allocating purchase price, a number of sources are utilized. We also consider information about each property obtained as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of tangible assets and intangibles acquired.

A portion of the purchase price is allocated to tangible assets and intangibles, including:

•

the fair value of the building on an as-if-vacant basis and to land determined either by real estate tax assessments, independent appraisals or other relevant data;

•

above-market and below-market in-place lease values for acquired properties are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases. The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the remaining non-cancelable terms of the respective leases. Should a tenant vacate, terminate its lease, or otherwise notify the Company of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income; and

•

the value of leases acquired. The Company utilizes independent sources for their estimates to determine the respective in-place lease values. The Company’s estimates of value are made using methods similar to those used by independent appraisers. Factors the Company considers in their analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

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

Beginning fiscal year 2009, the Company will apply the provisions of SFAS No. 141(R) “Business Combinations – Revised” to all assets acquired and liabilities assumed in a business combination. SFAS No. 141(R) will require the Company to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, measured at their fair values as of that date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) will modify SFAS No. 141’s cost-allocation process, which currently requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) requires the costs of an acquisition to be recognized in the period incurred.

Investment Properties

Investment properties are recorded at cost and include costs of acquisitions, development, predevelopment, construction costs, certain allocated overhead, tenant allowances and improvements, and interest and real estate taxes incurred during construction. Significant renovations and improvements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. If a tenant vacates a space prior to the lease expiration, terminates its lease, or otherwise notifies the Company of its intent to do so, any related unamortized tenant allowances are immediately expensed.  Maintenance and repairs that do not extend the useful lives of the respective assets are reflected in property operating expense.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 144”), management reviews investment properties and intangible assets within the real estate operation and development segment for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Impairment analysis requires management to make certain assumptions and requires significant judgment. Management does not believe any investment properties were impaired at December 31, 2008.

Impairment losses for investment properties are recorded when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. Impairment losses are measured as the excess carrying value over the fair value of the asset.  In connection with the Company’s standard practice of regular evaluation of development-related assets, approximately $0.1 million, $0.5 million and $0.1 million was written off in 2008, 2007 and 2006, respectively ($0.1 million, $0.3 million and $0.1 million after tax).

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

The Company’s properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. In accordance with SFAS No. 144, the operations reported in discontinued operations include those operating properties that were sold or considered held-for-sale and for which operations and cash flows can be clearly distinguished. The operations from these properties are eliminated from ongoing operations and the Company will not have a continuing involvement after disposition. Prior periods have been reclassified to reflect the operations of these properties as discontinued operations to the extent they are material to the results of operations.

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

Escrow Deposits

Escrow deposits typically consist of cash held for real estate taxes, property maintenance, insurance and other requirements at specific properties as required by lending institutions. In addition, at December 31, 2007, proceeds from the sale of the Company’s 176th & Meridian property that were held at an intermediary in anticipation of a future like-kind exchange under Section 1031 of the Internal Revenue Code (see Note 9) and amounts received in connection with the Company’s note with Marsh Supermarkets for the June 2006 termination of a lease and subsequent sale of the asset at Naperville Marketplace (see Note 10) were also classified as escrow deposits.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.

Cash paid for interest, net of capitalized interest, and cash paid for taxes for the years ended December 31, 2008, 2007 and 2006 was as follows:

	For the year ended December 31,
	2008	2007	2006
Cash Paid for Interest, net	$28,439,879	$25,870,012	$30,705,377
Capitalized Interest	10,061,770	12,824,398	10,680,000
Cash Paid for Taxes	2,601,000	974,459	1,122,412

Accrued but unpaid distributions were $8.7 million and $7.6 million as of December 31, 2008 and 2007, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Fair Value Measurements

Cash and cash equivalents, accounts receivable, escrows and deposits approximate fair value.

As of January 1, 2008, the Company began accounting for its derivative financial instruments at their fair value, calculated in accordance with SFAS No. 157, “Fair Value Measurements”, as discussed below under “Derivative Financial Instruments”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). As further discussed in Note 12, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Gains and losses on sales of real estate are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”. In summary, gains and losses from sales are not recognized unless a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the Company has transferred to the buyer the usual risks and rewards of ownership, and the Company does not have a substantial continuing financial involvement in the property.  As part of the Company’s ongoing business strategy, it will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Gains realized on such sales were $10.4 million, $7.2 million, and $3.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, and are classified as other property related revenue in the accompanying consolidated financial statements.

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

From time to time, the Company will construct and sell build-to-suit merchant assets to third parties.  Proceeds from the sale of build-to-suit merchant assets are included in construction and service fee revenue and the related costs of the sale of these assets are included in cost of construction and services in the accompanying consolidated financial statements.  Proceeds from such sales were $10.6 million, $6.1 million and $5.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and the associated construction costs were $9.4 million, $4.1 million, and $3.5 million, respectively.

Development and other advisory services fees are recognized as revenues in the period in which the services are rendered. Performance-based incentive fees are recorded when the fees are earned.

Accounting for Investments in Joint Ventures

In December 2003, the FASB issued FIN 46R, which replaces FASB Interpretation No. 46 which was issued in January 2003. FIN 46R explains how to identify variable interest entities and how to assess whether to consolidate such entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. In addition, in June 2005, the FASB issued EITF 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". EITF 04-05 requires the Company to consolidate certain entities in which it owns less than 100% of the equity interest if it is the general partner and the limited partners do not have substantive rights.  The adoption of EITF 04-05 did not have a material impact on the Company’s financial position or results of operations.  Prior to the issuance of FIN 46R and EITF 04-05, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R and EITF 04-05 change that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both or if the company is the general partner in an agreement that does not provide the limited partners with substantive rights.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

The Company guarantees approximately $99.5 million of consolidated joint venture indebtedness ($121.5 million including the Company’s share of unconsolidated joint venture indebtedness).

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

	2008	2007	2006
Balance, beginning of year	$745,479	$561,282	$1,030,020
Provision for credit losses, net of recoveries	1,212,604	319,360	344,564
Accounts written off	(1,150,059)	(135,163)	(813,302)
Balance, end of year	$808,024	$745,479	$561,282

Other Receivables

Other receivables consist primarily of receivables due in the ordinary course of the Company’s construction and advisory services business.

Concentration of Credit Risk

The Company may be subject to concentrations of credit risk with regards to its cash and cash equivalents.  The Company places its cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such investments may temporarily be in excess of FDIC and SIPC insurance limits. In addition, the Company’s accounts receivable from tenants potentially subjects it to a concentration of credit risk related to its accounts receivable. At December 31, 2008, approximately 44%, 21% and 12% of property accounts receivable were due from tenants leasing space in the states of Indiana, Florida, and Texas, respectively.

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged for cash or shares under certain circumstances, and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees. For the years ended December 31, 2008 and 2007, all of the Company’s outstanding deferred share units had a potentially dilutive effect. In addition, for the years ended December 31, 2007 and 2006, outstanding share options also had a potentially dilutive effect. The dilutive effect of these securities was as follows:

	Year Ended December 31
	2008	2007	2006
Dilutive effect of outstanding share options to outstanding common shares	—	267,183	169,886
Dilutive effect of deferred share units to outstanding common shares	12,041	5,530	—
Total dilutive effect	12,041	272,713	169,886

For the year ended December 31, 2008, all of the Company’s outstanding common share options were excluded from the computation of diluted earnings per share because their impact was anti-dilutive.

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

Derivative Financial Instruments

The Company applies SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recorded on the balance sheet at their fair value, calculated in accordance with SFAS No. 157. In accordance with SFAS No. 133, gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative financial instruments to mitigate its interest rate risk on a related financial instrument through the use of interest rate swaps or rate locks.

SFAS No. 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while any ineffective portion of the derivative’s change in fair value be recognized immediately in earnings. Upon settlement of the hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. All of the Company’s derivative instruments qualify for hedge accounting.

Income Taxes and REIT Compliance

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

The Company has elected taxable REIT subsidiary (“TRS”) status for some of its subsidiaries under Section 856(1) of the Code. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48”), deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse. SFAS No. 109 and FIN No. 48 also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Income tax provisions for the years ended December 31, 2008, 2007, and 2006 were approximately $1.9 million, $0.8 million, $1.0 million, respectively. Income tax provision for the year ended December 31, 2008 included approximately $1.2 million incurred in connection with the Company’s taxable REIT subsidiary sale of land in the first quarter of 2008 as well as $0.5 million incurred in connection with the sale of Spring Mill Medical, Phase II, a consolidated joint venture property that owned a build-to-suit commercial asset.

Franchise and other taxes were not significant in any of the periods presented.

Note 3. Share-Based Compensation

Overview

The Company's 2004 Equity Incentive Plan (the "Plan") authorizes options and other share-based compensation awards to be granted to employees and trustees for up to 2,000,000 common shares of the Company. The Company accounts for its share-based compensation in accordance with the fair value recognition provisions provided under SFAS No. 123(R) “Share-Based Payment”.

The total share-based compensation expense, net of amounts capitalized, included in general and administrative expenses for the years ended December 31, 2008, 2007, and 2006 was $0.8 million, $0.5 million, and

$0.3 million, respectively.  Total share-based compensation cost capitalized for the years ended December 31, 2008, 2007, and 2006 was $0.3 million, $0.3 million, and $0.2 million, respectively, related to development and leasing personnel.

As of December 31, 2008, there were 365,485 shares available for grant under the 2004 Equity Incentive Plan.

Share Options

Pursuant to the Plan, the Company periodically grants options to purchase common shares at an exercise price equal to the grant date per-share fair value of the Company's common shares. Granted options typically vest over a five year period and expire ten years from the grant date.  The Company issues new common shares upon the exercise of options.

For the Company's share option plan, the grant date fair value of each grant was estimated using the Black-Scholes option pricing model. The Black-Scholes model utilizes assumptions related to the dividend yield, expected life and volatility of the Company’s common shares and the risk-free interest rate. The dividend yield is based on the Company's historical dividend rate. The expected life of the grants is derived from expected employee duration, which is based on Company history, industry information and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities utilized in the model are based on the historical volatility of the Company's share price and other factors.

The following summarizes the weighted average assumptions used for grants in fiscal periods 2008, 2007, and 2006:

	2008	2007	2006
Expected dividend yield	5.00%	4.00%	4.78%
Expected term of option	8 years	8 years	8 years
Risk-free interest rate	3.40%	5.08%	4.55%
Expected share price volatility	21.74%	15.56%	18.45%

A summary of option activity under the Plan as of December 31, 2008, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2008	961,993	$13.48
Granted	523,173	12.30
Forfeited	(111,735)	13.22
Outstanding at December 31, 2008	1,373,431	$13.05
Exercisable at December 31, 2008	758,555	$13.32

The fair value on the respective grant dates of the 523,173, 43,750, and 37,000 options granted during the periods ended December 31, 2008, 2007, and 2006 was $1.43, $2.74, and $2.19 per option, respectively.

The aggregate intrinsic value of the 4,958 and 40,199 options exercised during the years ended December 31, 2007 and 2006 was $17,460 and $97,800, respectively.  No options were exercised during the year ended December 31, 2008.

The weighted average remaining contractual term of the outstanding and exercisable options at December 31, 2008 were as follows:

	Options	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2008	1,373,431	6.33
Exercisable at December 31, 2008	758,555	4.52

These options had no aggregate intrinsic value as of December 31, 2008 as the exercise price was greater than the Company’s closing share price on December 31, 2008.

As of December 31, 2008, there was $0.7 million of total unrecognized compensation cost related to outstanding unvested share option awards. This cost is expected to be recognized over a weighted-average period of

1.9 years.  We expect to incur approximately $0.3 million of this expense in fiscal year 2009, approximately $0.2 million in fiscal year 2010, approximately $0.2 million in fiscal year 2011 and the remainder in fiscal year 2012.

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

The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2008 and changes during the year then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding at January 1, 2008	62,344	$18.59
Shares granted	99,126	12.74
Shares forfeited	(3,512)	14.91
Shares vested	(53,618)	16.52
Restricted shares outstanding at December 31, 2008	104,340	$14.22

During the years ended December 31, 2007 and 2006, the Company granted 41,618 and 30,206 restricted shares to employees and non-employee members of the Board of Trustees with weighted average grant date fair values of $20.21 and $15.89, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $0.5 million, $0.3 million, and $0.1 million.

As of December 31, 2008, there was $1.0 million of total unrecognized compensation cost related to restricted shares granted under the Plan, which is expected to be recognized over a weighted-average period of 1.2 years. We expect to incur approximately $0.5 million of this expense in fiscal year 2009, approximately $0.3 million in fiscal year 2010, approximately $0.1 million in fiscal year 2011 and the remainder in fiscal year 2012.

Deferred Share Units Granted to Trustees

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

During the years ended December 31, 2008, 2007, and 2006, three trustees elected to receive a portion of their compensation in deferred share units and an aggregate of 11,270, 4,611, and 3,610 deferred share units, respectively, including dividends that were reinvested for additional share units, were credited to those non-employee trustees based on a weighted-average grant date fair value of $9.28, $17.21, and $15.76, respectively. During each of the years ended December 31, 2008, 2007, and 2006, the Company incurred $0.1 million of compensation expense related to deferred share units credited to non-employee trustees.

Other Equity Grants

During the years ended 2008, 2007 and 2006, the Company issued 3,006, 2,091 and 3,190 unrestricted common shares, respectively, with weighted average grant date fair values of $12.47, $17.91, and $15.76 per share, respectively, to non-employee members of our Board of Trustees in lieu of 50% of their annual retainer compensation.

Note 4. Deferred Costs

Deferred costs consist primarily of financing fees incurred to obtain long-term financing and broker fees and capitalized salaries and related benefits incurred in connection with lease originations. Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements. Deferred leasing costs include lease intangibles and other and are amortized on a straight-line basis over the terms of the related leases. At December 31, 2008 and 2007, deferred costs consisted of the following:

	2008	2007
Deferred financing costs	$9,993,480	$8,257,925
Acquired lease intangible assets	6,393,240	7,847,180
Deferred leasing costs and other	18,548,324	16,220,079
	34,935,044	32,325,184
Less—accumulated amortization	(13,767,756)	(11,761,520)
Total	$21,167,288	$20,563,664

The estimated aggregate amortization amounts from net unamortized acquired lease intangible assets for each of the next five years and thereafter are as follows:

2009	$667,311
2010	568,649
2011	451,884
2012	372,022
2013	320,852
Thereafter	1,128,344
Total	$3,509,062

The accompanying consolidated statements of operations include amortization expense as follows:

	For the year ended December 31,
	2008	2007	2006
Amortization of deferred financing costs	$1,272,333	$1,035,497	$1,875,193
Amortization of deferred leasing costs, leasing intangibles and other	4,293,540	3,044,341	2,495,041

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

At December 31, 2008 and 2007, deferred revenue and other liabilities consisted of the following:

	2008	2007
Unamortized in-place lease liabilities	$15,667,652	$18,181,597
Construction billings in excess of cost	1,906,783	254,959
Construction retainages payable	4,636,725	4,449,289
Tenant rents received in advance	2,383,634	3,156,364
Deferred income taxes	—	84,834
Total	$24,594,794	$26,127,043

The estimated aggregate amortization of acquired lease intangibles (unamortized in-place lease liabilities) for each of the next five years and thereafter is as follows:

2009	$3,097,578
2010	2,727,399
2011	2,223,139
2012	1,729,614
2013	1,625,465
Thereafter	4,264,457
Total	$15,667,652

Note 6. Investments in Unconsolidated Joint Ventures

As of December 31, 2008, the Company had one equity interest in an unconsolidated entity that owns and operates a rental property (The Centre). The Company owned a 60% interest in The Centre, which represents a sufficient interest in the entity in order to exercise significant influence, but not control, over operating and financial policies. Accordingly, this investment is accounted for using the equity method.

In addition, as of December 31, 2008, the Company owned a non-controlling interest in one pre-development land parcel (Parkside Town Commons), which was also accounted for under the equity method as the Company’s ownership represents a sufficient interest in the entity in order to exercise significant influence, but not control, over operating and financial policies. Parkside Town Commons is owned through an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”). In September 2006, the Venture was established to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. In December 2006, the Company contributed 100 acres of development land located in Cary, North Carolina, to the Venture at its cost of $38.5 million, including the Venture’s assumption of $35.6 million of variable rate debt. In August 2007, the Venture purchased approximately 17 acres of additional land in Cary, North Carolina for a purchase price of approximately $3.4 million, including assignment costs, which was funded through draws from the Venture's variable rate construction loan.  This land is adjacent to land previously purchased by the Company in 2006.  The Venture is in the process of developing this land, along with the 100 acres purchased in 2006, into an approximately 1.5 million total square foot mixed-use shopping center. As of December 31, 2008, the Company owned a 40% interest in the Venture which, under the terms of the Venture, will be reduced to 20% upon project specific construction financing.

In December 2008, the Company’s 50% owned unconsolidated joint venture sold Spring Mill Medical, Phase I. This property is located in Indianapolis, Indiana and was sold for approximately $17.5 million, resulting in a gain on the sale of approximately $3.5 million, of which the Company’s share was approximately $1.2 million, net of the Company’s excess investment. Net proceeds of approximately $14.4 million from the sale of this property were utilized to purchase securities which were used to defease the related mortgage loan. The Company established legal isolation with respect to the mortgage and therefore the Company was released of its obligations under the mortgage. The joint venture was required by the buyer to defease the mortgage loan prior to closing and in doing so, incurred approximately $2.7 million of expense, which is reflected as a reduction to the gain on sale of the property. The Company used the majority of its share of the remaining net proceeds to pay down borrowings under the Company’s unsecured revolving credit facility.

Prior to the Company’s sale of its interest in this property, the joint venture sold a parcel of land for net proceeds of approximately $1.1 million, of which the Company’s share was $0.6 million.

Combined summary financial information of entities accounted for using the equity method of accounting and a summary of the Company’s investment in and share of income from these entities follows:

	2008	2007
Assets:
Investment properties at cost:
Land	$1,310,561	$2,552,075
Building and improvements	3,379,153	14,613,333
Furniture and equipment	—	10,581
Construction in progress	57,373,714	50,329,585
	62,063,428	67,505,574
Less: Accumulated depreciation	(1,952,012)	(3,719,540)
Investment properties, at cost, net	60,111,416	63,786,034
Cash and cash equivalents	852,270	817,417
Tenant receivables, net	792,359	260,242
Escrow deposits	29,447	324,542
Deferred costs and other assets	107,021	614,209
Total assets	$61,892,513	$65,802,444
Liabilities and Owners’ Equity:
Mortgage and other indebtedness	$58,554,548	$65,388,351
Accounts payable and accrued expenses	1,639,977	1,744,214
Total liabilities	60,194,525	67,132,565
Owners’ equity (deficit)	1,697,988	(1,330,121)
Total liabilities and Owners’ equity (deficit)	$61,892,513	$65,802,444
Company share of total assets	$25,472,938	$28,182,617
Company share of Owners’ equity (deficit)	$315,703	$(869,493)
Add: Excess investment	1,586,770	1,714,812
Company investment in joint ventures	$1,902,473	$845,319
Company share of mortgage and other indebtedness	$24,132,729	$28,093,670

	Year ended December 31,
	2008	2007	2006
Revenue:
Minimum rent	$965,498	$975,996	$899,901
Tenant reimbursements	297,653	348,927	247,982
Other property related revenue	—	20,359	45,696
Total revenue	1,263,151	1,345,282	1,193,579
Expenses:
Property operating	237,892	255,678	226,547
Real estate taxes	143,438	194,088	109,357
Depreciation and amortization	130,162	140,932	123,782
Total expenses	511,492	590,698	459,686
Operating income	751,659	754,584	733,893
Interest expense	(261,044)	(276,065)	(290,177)
Income from continuing operations	490,615	478,519	443,716
Discontinued operations:
Operating income from discontinued operations	1,352,237	263,322	296,569
Gain on sale of operating property	3,544,524	—	—
Income from discontinued operations	4,896,761	263,322	296,569
Net income	5,387,376	741,841	740,285
Third-party investors’ share of net income	(2,644,627)	(323,069)	(325,771)
Company share of net income	2,742,749	418,772	414,514
Amortization of excess investment	(128,042)	(128,062)	(128,062)
Excess investment in sale of discontinued operations	(538,944)	—	—
Income from unconsolidated entities and gain on sale of unconsolidated property	$2,075,763	$290,710	$286,452

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

Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture. As of December 31, 2008, the Company’s share of unconsolidated joint venture indebtedness was $24.1 million, all of which is due in fiscal year 2009, $22.0 million of which is guaranteed by the Operating Partnership.  In the event the joint venture partnership defaults under the terms of the underlying arrangement, secured property of the joint venture could be sold in order to satisfy the outstanding obligation prior to the Operating Partnership’s requirement to satisfy the guarantee.

  The most significant component of this indebtedness is the $55.0 million variable rate construction loan at Parkside Town Commons, of which the Company’s share is $22.0 million. This loan matures in August 2009 and the Company is currently in discussions with the lender for an 18-month extension on the loan.

Note 7. Significant Acquisition Activity

2008 Acquisitions

The Company made the following significant acquisitions in 2008:

•

In July 2008, the Company purchased approximately 123 acres of land in Holly Springs, North Carolina for $21.6 million, which was funded with borrowings from the Company’s unsecured revolving credit facility. In addition, on October 1, 2008, the Company purchased an additional 18 acres of land adjacent to this location for approximately $5.0 million, which was also funded with borrowings from the Company’s unsecured revolving credit facility. These land parcels may be used for future development purposes.

•

In April 2008, one of the Company’s consolidated joint ventures, in which the Company owns an 85% interest, purchased approximately four acres of land in Indianapolis, Indiana, commonly known as Pan Am Plaza. The Company funded the joint venture’s purchase with borrowings from the Company’s unsecured revolving credit facility. This land is situated across the street from the Indiana Convention Center and adjacent to the recently constructed Indianapolis Colts football stadium.  The joint venture intends to develop restaurants and retail space on this property.

•

In February 2008, the Company purchased Rivers Edge Shopping Center, a 110,875 square foot shopping center located in Indianapolis, Indiana, for $18.3 million, with the intent to redevelop (See Note 8).  The Company utilized approximately $2.7 million of proceeds from the November 2007 sale of its 176th & Meridian property.  The remaining purchase price of $15.6 million was funded initially through a draw on the Company’s unsecured credit facility and subsequently refinanced with a variable rate loan bearing interest at LIBOR + 125 basis points and maturing on February 3, 2009. In October 2008, the Company extended the maturity date on this loan one additional year.  The Company is in the process of redeveloping this property. The results of operations of 176th & Meridian have been reflected as discontinued operations for the years ended December 31, 2007 and 2006.

The Company allocates the purchase price of properties to tangible and identified intangibles acquired based on their fair values in accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The fair value of real estate acquired is allocated to land and buildings, while the fair value of in-place leases, consisting of above-market and below-market rents and other intangibles, is allocated to intangible assets and liabilities.

2007 Acquisitions

The Company made the following significant land acquisitions in 2007:

•

In January 2007, the Company purchased approximately ten acres of land in Naples, Florida for approximately $6.3 million with borrowings from its then-existing secured revolving credit facility.  This land is adjacent to 15.4 acres previously purchased by the Company in 2005.

•

In March 2007, the Company purchased approximately 105 acres of land in Apex, North Carolina for approximately $14.5 million with borrowings from the unsecured revolving credit facility. The Company is in the process of developing this land into an approximately 345,000 total square foot shopping center.  Some portions of land at this property may be sold to third parties in the future.

•

In August 2007, the Company purchased approximately 14 acres of land in South Elgin, Illinois for approximately $5.9 million with borrowings from its unsecured revolving credit facility.  The first phase of this development is in the current development pipeline and once completed, this phase of the development will consist of a 45,000 square foot a single tenant building. The second phase of this development is in the Company’s visible shadow pipeline and once completed, this phase of the development is expected to consist of approximately 263,000 square feet, including non-owned anchor space.

2006 Acquisitions

The Company acquired and placed into service the following retail operating properties in 2006:

•

In April 2006, the Company purchased Kedron Village, a shopping center located in Peachtree, Georgia for a total purchase price of approximately $34.9 million, net of purchase price adjustments, including tenant improvement and leasing commission credits, of $2.0 million. When purchased, Kedron Village was under construction and not an operating property. The property became partially operational in the third quarter of 2006 and became fully operational during the fourth quarter of 2006. To finance this purchase, the Company incurred new short-term variable rate debt against the Traders Point property. In September 2006, permanent financing was obtained and a portion of the proceeds was used to repay the short-term debt. The new fixed rate debt has an original principal amount of $48.0 million, bears interest at a fixed rate of 5.86% and matures in October 2016.

•

In July 2006, the Company purchased three operating properties located in Naples Florida for a total combined purchase price of approximately $57.9 million (Courthouse Shadows for $19.8 million, Pine Ridge Crossing for $22.6 million, and Riverchase Shopping Center for $15.5 million). To finance the purchase price of these properties, the Company incurred variable rate indebtedness of $57.9 million. In September, 2006, permanent financing with a combined original principal amount of $28.0 million was obtained on Pine Ridge Crossing and Riverchase at a fixed rate of 6.34% with a maturity of October 2016.

In addition, in July 2006, the Company acquired the remaining 15% economic interest from its joint venture partner in Wal-Mart Plaza in Gainesville, Florida for $3.9 million and assumed management responsibilities for the property.  This acquisition was financed with borrowings from the Company’s revolving credit facility.

Amounts allocated to intangible assets in connection with the 2006 acquisitions totaled $7.5 million and are included in buildings and improvements and deferred costs in the accompanying consolidated balance sheets. Amounts allocated to intangible liabilities representing the adjustment of acquired leases to market value totaled $7.0 million and are included in deferred revenue in the accompanying consolidated balance sheets. The intangible assets and liabilities are amortized over each tenant’s remaining lease term which ranged from 0.2 to 9.4 years at the date of acquisition. In the accompanying consolidated statements of operations, the operating results of the acquired properties are included in results of operations from their respective dates of purchase.

Also during 2006, the Company acquired interests in various parcels of land for a total acquisition cost of approximately $56.2 million. The Company acquired these parcels for future development.

The Company has entered into master lease agreements with the seller in connection with certain property acquisitions. These payments are due to the Company when tenant occupancy is below the level specified in the purchase agreement. The payments are accounted for as a reduction of the purchase price of the acquired property and totaled approximately $0.1 million, $0.8 million and $0.1 million in 2008, 2007 and 2006, respectively. Future amounts receivable through 2009 total approximately $43,000 unless the space is leased during the period in which case the payments cease.

Note 8. Redevelopment Activity

Shops at Eagle Creek

The Company is currently redeveloping the space formerly occupied by Winn-Dixie at the Shops at Eagle Creek in Naples, Florida into two smaller spaces.  Staples signed a lease for approximately 25,800 square feet of the space and opened for business in August 2008.  The Company is continuing to market the remaining space for lease.  The Company has also completed a number of additional renovations at the property throughout 2008, including a new roof on the Staples and remaining junior anchor spaces, new store fronts, masonry additions to the façade and columns as well as new parking lot pavement, parking bumpers and striping.  The Company currently anticipates its total investment in the redevelopment at Shops at Eagle Creek will be approximately $3.5 million.

Bolton Plaza

The Company is in the process of redeveloping its Bolton Plaza Shopping Center in Jacksonville, Florida. The former anchor tenant’s lease at the shopping center expired in May 2008 and was not renewed. This property was moved to the redevelopment pipeline in the second quarter of 2008. The Company currently anticipates its total investment in the redevelopment at Bolton Plaza will be approximately $2.0 million.

Rivers Edge

The Company is in the process of redeveloping its Rivers Edge Shopping Center in Indianapolis, Indiana. The current anchor tenant’s lease at this property will expire in March 2010 and the Company is marketing the space to potential anchor tenants for the center if the current anchor tenant does not renew its lease. This property was moved to the redevelopment pipeline in the second quarter of 2008. The Company currently anticipates its total investment in the redevelopment at Rivers Edge will be approximately $2.5 million.

Courthouse Shadows

The Company is in the process of redeveloping its Courthouse Shadows Shopping Center in Naples, Florida. The Company intends to modify the existing façade, pylon signage, and upgrade the landscaping and lighting. Publix recently purchased the lease of the former anchor tenant, has performed certain improvements and intends to occupy the space in the first half of 2009. In addition to the existing center, the Company may construct an additional building to support approximately 6,000 square feet of small shop space. This property was moved to the redevelopment pipeline in the third quarter of 2008. The Company currently anticipates its total investment in the redevelopment at Courthouse Shadows will be approximately $2.5 million.

Four Corner Square

The Company is currently redeveloping its Four Corner Square Shopping Center in Maple Valley, Washington. In addition to the existing center, the Company also owns approximately ten acres of land that is in our visible shadow pipeline that is adjacent to the center which may be utilized in the redevelopment. The Company anticipates the majority of the existing center will remain open during the redevelopment. This property was moved to the redevelopment pipeline in the third quarter of 2008. The Company currently anticipates its total investment in the redevelopment at Four Corner Square will be approximately $0.5 million.

Note 9. Discontinued Operations

In December 2008, the Company sold its Silver Glen Crossings property, located in Chicago, Illinois, for net proceeds of $17.2 million and recognized a loss on sale, net of Limited Partners’ interests, of $2.1 million. The majority of the net proceeds from this sale were used to pay down borrowings under the Company’s unsecured revolving credit facility. The results related to this property have been reflected as discontinued operations for fiscal year ended December 31, 2008. Amounts were not reclassified for fiscal years 2007 and 2006 as they were not considered material to the financial statements.

In November 2007, the Company sold its 176th & Meridian property, located in Seattle, Washington, for net proceeds of $7.0 million and a gain, net of Limited Partners’ interests, of $1.6 million.  The results related to this property have been reflected as discontinued operations for fiscal years ended December 31, 2007 and 2006. The Company anticipated utilizing the proceeds from the sale to execute a like-kind exchange under Section 1031 of the Internal Revenue Code in 2008 and in February 2008, did so when it purchased Rivers Edge Shopping Center (see Note 7). At December 31, 2007, the net proceeds from the sale were being held by an intermediary and were classified as escrow deposits in the accompanying consolidated balance sheet.

The results of the discontinued operations related to the sale of these properties were comprised of the following for the years ended December 31, 2008, 2007, and 2006:

	Year ended December 31,
	2008	2007	2006
Rental income	$2,564,986	$446,996	$433,000
Property operations	944,131	4,156	(2,578)
Depreciation and amortization	537,101	87,855	87,255
Total expense	1,481,232	92,011	84,677
Operating income	1,083,754	354,985	348,323
Interest expense	—	(232,011)	(248,605)
Limited Partners’ interests in discontinued operations	(233,009)	(27,423)	(22,636)
Income from discontinued operations, net of Limited Partners’ interests	850,745	95,551	77,082
(Loss) gain on sale of property	(2,689,888)	2,036,189	—
Limited Partners’ interests in loss (gain) on sale of property	578,326	(454,070)	—
Total (loss) income from discontinued operations	$(1,260,817)	$1,677,670	$77,082

Note 10. Sale of Asset

In June 2006, the Company terminated its lease with Marsh Supermarkets and subsequently sold the store at its Naperville Marketplace property to Caputo’s Fresh Markets and recorded a loss on the sale of approximately $0.8 million (approximately $0.5 million after tax).  The total proceeds from these transactions of $14 million included a $2.5 million note from Marsh Supermarkets with monthly installments payable through June 30, 2008, and $2.5 million of cash received from the termination of the Company’s lease with Marsh Supermarkets.  As of December 31, 2008, all amounts had been collected under the note.  Marsh Supermarkets at Naperville Marketplace was owned by the Company’s taxable REIT subsidiary.  A portion of the proceeds from this sale was used to pay off related indebtedness of approximately $11.6 million.

Note 11. Mortgage Loans and Line of Credit

Mortgage and other indebtedness consist of the following at December 31, 2008 and 2007:

	Balance at December 31,
Description	2008		2007
Line of credit[1]
Maximum borrowing level of $184.2 million and $196.4 million available at December 31, 2008 and 2007, respectively; interest at LIBOR + 1.25% at both December 31, 2008 and 2007 (1.69% and 5.85%, respectively)	$105,000,000		$152,774,024
Term loan[2]
Matures July 2011 and bears interest at LIBOR+2.65% (3.09%) at December 31, 2008	55,000,000		—
Notes Payable Secured by Properties under Construction—Variable Rate
Generally due in monthly installments of interest; maturing at various dates through 2011; interest at LIBOR+1.25%-2.75%, ranging from 1.69% to 3.19% at December 31, 2008 and interest at LIBOR+1.15%-1.85%, ranging from 5.75% to 6.45% at December 31, 2007	66,458,435	[3]	150,128,993
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2022; interest rates ranging from 5.11% to 7.65% at December 31, 2008 and 2007	331,198,521		337,544,839
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing at various dates through December 2011; interest at LIBOR + 1.25%-LIBOR + 2.75, ranging from 1.69% to 3.19% at December 31, 2008 and interest at LIBOR + 1.50% (6.10%) at December 31, 2007	118,595,882	[3]	4,546,291
Net premium on acquired indebtedness	1,408,628		1,839,486
Total mortgage and other indebtedness	$677,661,466		$646,833,633

———————

1

The Company entered into two certain cash flow hedge agreements that fix interest on portions of its line of credit. The weighted average interest rate on the line of credit, including the effect of the hedge agreements on the facility, was 4.96% and 6.06% at December 31, 2008 and 2007, respectively.

2

In September 2008, the Company entered into a cash flow hedge for the entire $55 million outstanding under the Term Loan at a fixed interest rate of 5.92%.

3

In the fourth quarter of 2008, the Company reclassified approximately $73.8 million of previously classified variable rate construction notes at four properties to variable rate mortgage notes, as construction activities were substantially completed at these properties.

LIBOR was 0.44% and 4.60% as of December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008, the Company had loan borrowing proceeds of $249.5 million and loan repayments of $218.2 million.  The major components of this activity are as follows:

•

In December 2008, the Company placed variable rate debt at its Glendale Town Center property with an interest rate of LIBOR + 2.75% and a maturity date of December 2011. This variable rate loan has a total commitment of $24.0 million and at December 31, 2008, approximately $21.8 million was outstanding. The proceeds from this loan were primarily used to repay the variable rate construction loans at three of our properties, as discussed below;

•

In December 2008, the Company repaid the total combined outstanding indebtedness of approximately $22.4 million at three of its operating properties (Red Bank Commons, Traders Point II, and Naperville Marketplace);

•

In December 2008, in connection with sale of its Spring Mill Medical, Phase II non-operating build-to-suit commercial development asset, the Company repaid the property’s outstanding indebtedness of approximately $6.7 million;

•

In December 2008, in connection with the sale of its Silver Glen Crossing, Spring Mill Medical, Phase I operating properties and its Spring Mill Medical, Phase II non-operating build-to-suit commercial development asset, the Company generated net proceeds of approximately $23.6 million to pay down borrowings on its unsecured revolving credit facility;

•

In October 2008, as further discussed in Note 14, the Company completed an equity offering of 4,750,000 common shares under a previously filed registration statement, for net offering proceeds of approximately $47.8 million, all of which was used to repay borrowings under the Company’s unsecured revolving credit facility;

•

In October 2008, the Company refinanced variable rate debt at its Gateway Shopping Center and extended the maturity date from August 2009 to October 2011. At the time of the loan’s original maturity, approximately $19.2 million was outstanding. As refinanced, at December 31, 2008, approximately $20.1 million was outstanding under the new loan, which has a $22.5 million total loan commitment;

•

In July 2008, as further described below, the Company entered into a $30 million unsecured term loan agreement which has an accordion feature that enables the Company to increase the loan amount up to a total of $60 million, subject to certain conditions. In August 2008, the Company entered into an amendment to the unsecured term loan agreement which, among other things, increased the amount available for borrowing under the original term loan agreement by an additional $25 million. This amount was subsequently drawn, resulting in an aggregate amount outstanding under the term loan of $55 million. The majority of the total proceeds were used to pay down borrowings under the Company’s unsecured revolving credit facility;

•

In July 2008, the Company purchased approximately 123 acres of land in Holly Springs, North Carolina for $21.6 million (see Note 7), which was funded with borrowings from the Company’s unsecured revolving credit facility;

•

In February 2008, the Company purchased Rivers Edge Shopping Center (see Note 7) with a $15.6 million draw on the Company’s unsecured revolving credit facility and $2.7 million of the proceeds from the November 2007 sale of its 176th & Meridian property. Subsequently, the Company placed $16.6 million of variable rate debt on this property with an interest rate of LIBOR + 1.25% and a maturity date of February 3, 2009, the proceeds of which were used to pay down borrowings under the unsecured revolving credit facility. In October 2008, the Company extended the maturity date on this loan one additional year;

•

In addition to the preceding activity, the Company used proceeds from its unsecured revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $74.1 million for development, redevelopment, acquisitions and general working capital purposes; and

•

The Company made scheduled principal payments totaling approximately $3.1 million during the year ended December 31, 2008.

Unsecured Revolving Credit Facility

In February 2007, the Operating Partnership entered into an amended and restated four-year $200 million unsecured revolving credit facility (the “unsecured facility”) with a group of financial institutions led by Key Bank National Association, as agent. The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option.  Initial proceeds of approximately $118 million were drawn from the unsecured facility to repay the principal amount outstanding under the Company’s then-existing secured revolving credit facility and retire the secured revolving credit facility.  Borrowings under the unsecured facility bear interest at a variable interest rate of LIBOR plus 115 to 135 basis points, depending on the Company’s leverage ratio.  The unsecured facility has a 0.125% to 0.20% commitment fee applicable to the average daily unused amount.  Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $400 million if there are sufficient unencumbered assets to support the additional borrowings. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate.  Borrowings under the short-term line may not be outstanding for more than five days.

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  The Company has 53 unencumbered properties and other assets of which 51 are wholly owned and used as collateral under the unsecured credit facility and two of which are owned through joint ventures.   The major unencumbered assets include: Broadstone Station, Courthouse Shadows, Eagle Creek Lowes, Eastgate Pavilion, Four Corner Square, Hamilton Crossing, King's Lake Square, Market Street Village, Naperville Marketplace, PEN Products, Publix at Acworth, Red Bank Commons, Shops at Eagle Creek, Traders Point II, Union Station Parking Garage, Wal-Mart Plaza and Waterford Lakes. As of December 31, 2008, the total amount available for borrowing under the unsecured facility was approximately $77 million.

The Company’s ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants similar to those in its previous secured credit facility, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility, like the previous secured credit facility, requires that the Company satisfy certain financial covenants, including:

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

•

ratio of variable rate indebtedness to total asset value of no more than 0.35 to 1; and

•

ratio of recourse indebtedness to total asset value of no more than 0.30 to 1.

The Company was in compliance with all applicable covenants under the unsecured facility as of December 31, 2008.

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

Term Loan

On July 15, 2008, the Operating Partnership entered into a $30 million unsecured term loan agreement (the “Term Loan”) arranged by KeyBanc Capital Markets Inc., which has an accordion feature that enables the Operating Partnership to increase the loan amount up to a total of $60 million, subject to certain conditions. The Operating Partnership’s ability to borrow under the Term Loan is subject to ongoing compliance by the Company, the Operating Partnership and their subsidiaries with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the Term Loan requires that the Company satisfy certain financial covenants. The Term Loan matures on July 15, 2011 and bears interest at LIBOR plus 265 basis points. A significant portion of the initial $30 million of proceeds from the Term Loan was used to pay down borrowings under the Company’s unsecured revolving credit facility.

On August 18, 2008, the Operating Partnership entered into an amendment to the Term Loan, which, among other things, increased the amount available for borrowing under the original term loan agreement by an additional $25 million. This amount was subsequently drawn, resulting in an aggregate amount outstanding under the Term Loan of $55 million. The additional $25 million of proceeds of borrowings under the Term Loan were used to pay down borrowings under our unsecured revolving credit facility. In connection with the term loan, in September 2008, we entered into a cash flow hedge for the entire $55 million outstanding at an interest rate of 5.92%.

The Company’s ability to borrow under the Term Loan will be subject to ongoing compliance by the Company, the Operating Partnership and their subsidiaries with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the Term Loan requires that the Company satisfy certain financial covenants that are substantially similar to the covenants under the unsecured credit facility, as described above. The Company was in compliance with all applicable covenants under the Term Loan as of December 31, 2008.

Mortgage and Construction Loans

Mortgage and construction loans are secured by certain real estate are generally due in monthly installments of interest and principal and mature over various terms through 2022.

The following table presents scheduled principal repayments on mortgage and other indebtedness:

2009	$86,508,702
2010	66,131,832
2011[1]	248,443,896
2012	38,904,933
2013	7,584,352
Thereafter	228,679,123
676,252,838
Unamortized Premiums	1,408,628
Total	$677,661,466

———————

1

The Company’s unsecured revolving credit facility, of which $105.0 million as outstanding as of December 31, 2008, has an extension option to 2012 if no events of default exists.

As of December 31, 2008, the fair value of fixed rate debt was approximately $355.3 million compared to the book value of $332.6 million. The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.33% to 5.01%. As of December 31, 2008, the fair value of variable rate debt was approximately $342.6 million compared to the book value of $345.1 million. The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 2.94% to 4.50%.

The Company is currently in various stages of negotiations with lender regarding the indebtedness maturing in fiscal year 2009. Excluding scheduled monthly principal payments, approximately $84 million of consolidated indebtedness is due in fiscal year 2009, of which approximately $11.9 million is due in the first quarter of 2009, $34.7 million in the second quarter, $9.4 million in the third quarter, and the remainder in the fourth quarter.

Note 12. Derivative Financial Instruments

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges.  As of December 31, 2008, the Company was party to eight consolidated cash flow hedge agreements for a total of $197.9 million, which fix interest rates at 4.88% to 6.75% and mature over various terms through 2011. In addition, one of the Company’s unconsolidated joint venture properties is party to a cash flow hedge agreement on $42.0 million of debt, of which the Company’s share is $16.8 million, that fixes the interest rate at 5.60% and matures in March 2009.

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

On January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The only assets or liabilities that the Company records at fair value on a recurring basis are interest rate hedge agreements. The fair value of the Company’s share of the consolidated interest rate hedge agreements as of December 31, 2008 was approximately $8.0 million, net of Limited Partners’ interests, including accrued interest. In addition, at December 31, 2007, the Company had approximately $133.7 million of consolidated interest rate swaps outstanding with a fair value of $2.4 million, net of Limited Partners’ interests. The Company’s share of the change in net unrealized loss for the years ended December 31, 2008, 2007 and 2006 was $4.6 million, $3.4 million and $0.1 million, respectively, and is recorded in shareholders’ equity as other comprehensive loss. The Company expects approximately $4.9 million to be an offset to interest expense as the hedged forecasted interest payments occur. No hedge ineffectiveness on cash flow hedges was recognized during any period presented. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings during 2009.

The Company’s share of net unrealized losses on its interest rate hedge agreements are the only components of its accumulated comprehensive income calculation. The following sets forth comprehensive income for the years ended December 31, 2008, 2007, and 2006:

	Year ended December 31,
	2008	2007	2006
Net income	$6,093,126	$13,522,683	$10,179,650
Other comprehensive loss[1]	(4,616,672)	(3,420,022)	(129,517)
Comprehensive income	$1,476,454	$10,102,661	$10,050,133

———————

1

Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 13. Lease Information

Tenant Leases

The Company receives rental income from the leasing of retail and commercial space under operating leases. The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold. The weighted average initial term of the lease agreements is approximately 16 years. During the periods ended December 31, 2008, 2007, and 2006, the Company earned percentage rent of $0.4 million, $1.1 million, and $1.2 million, respectively, including the Company’s joint venture partners’ share of $0, $20,580, and $32,840, respectively. During both of the periods ended December 31, 2007 and 2006, $0.4 million percentage rent related to the Union Station parking garage lease that was changed to a management agreement in 2008.

As of December 31, 2008, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on sales volume, are as follows:

2009	$68,708,207
2010	64,825,504
2011	59,150,180
2012	52,427,013
2013	46,195,753
Thereafter	235,609,653
Total	$526,916,310

Lease Commitments

For the year ended December 31, 2008, the Company was obligated under seven ground leases for approximately 40 acres of land with four landowners which require fixed annual rent. The expiration dates of the initial terms of these ground leases range from 2012 to 2083. These leases have five to ten year extension options ranging in total from 20 to 30 years. Ground lease expense incurred by the Company on these operating leases for each of the years ended December 31, 2008, 2007, and 2006 was $1.0 million, of which approximately $0.1 million was capitalized as a project cost of the Company’s Eddy Street Commons development, as discussed below.

As further discussed in Note 17, the Company is currently developing Eddy Street Commons at the University of Notre Dame. Beginning in June 2008, in accordance with the operating agreement in place, the Company began making ground lease payments to the University of Notre Dame for the land beneath the initial phase of the development.  This lease agreement is for a 75 year term at a fixed rate for the first two years, after which payments are based on a percentage of certain revenues.  The table below reflects the fixed term of this ground lease in fiscal years 2009 and 2010. Contingent amounts are not reflected in the table below for fiscal years 2012 and beyond.

Future minimum lease payments due under such leases for the next five years ending December 31 and thereafter are as follows:

2009	$1,060,383
2010	983,300
2011	920,800
2012	972,775
2013	865,900
Thereafter	10,523,645
Total	$15,326,803

Note 14. Shareholders’ Equity and Limited Partner Interests

Common Equity

In October 2008, the Company completed an equity offering of 4,750,000 common shares at an offering price of $10.55 per share under a previously filed registration statement, for net offering proceeds of approximately $47.8 million, all of which was used to repay borrowings under the Company’s unsecured revolving credit facility.

In April 2008, the Company issued 60,000 common shares at a weighted-average offering price of $15.19 under a previously filed registration statement, for net offering proceeds of approximately $0.9 million.

In May 2007, the Company issued 30,000 common shares at an offering price of $21.15 under a previously filed registration statement, for net offering proceeds of approximately $0.5 million.

In 2006, the Company established a Dividend Reinvestment and Share Purchase Plan (the “Dividend Reinvestment Plan”). The Dividend Reinvestment Plan offers investors a dividend reinvestment component to invest all or a portion of the dividends on their common shares, or cash distributions on their units in the Operating Partnership, in additional common shares as well as a direct share purchase component which permits Dividend Reinvestment Plan participants and new investors to purchase common shares by making optional cash investments with certain restrictions.

Limited Partners’ Interests

Concurrent with the Company’s IPO and related formation transactions, certain individuals received units of the Operating Partnership in exchange for their interests in certain properties. Limited Partners were granted the right to redeem Operating Partnership units on or after August 16, 2005 for cash in an amount equal to the market value of an equivalent number of common shares at the time of redemption. The Company also has the right to redeem the Operating Partnership units directly from the limited partner in exchange for either cash in the amount specified above or a number of common shares equal to the number of units being redeemed. For the years ended December 31, 2008, 2007, and 2006, 285,769, 64,367, and 216,049, respectively, Operating Partnership units were exchanged for the same number of common shares.

Note 15. Segment Information

The Company’s operations are aligned into two business segments: (i) real estate operation and development and (ii) construction and advisory services. The Company’s segments operate only in the United States. Combined segment data of the Company for the years ended December 31, 2008, 2007, and 2006 are as follows:

Year Ended December 31, 2008	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total
Revenues	$101,789,505	$89,973,444	$191,762,949	$(49,062,641)	$142,700,308
Operating expenses, cost of construction and services, general, administrative and other	32,023,278	85,172,529	117,195,807	(48,438,084)	68,757,723
Depreciation and amortization	35,324,026	122,549	35,446,575	—	35,446,575
Operating income	34,442,201	4,678,366	39,120,567	(624,557)	38,496,010
Interest expense	(29,721,587)	(355,467)	(30,077,054)	704,873	(29,372,181)
Income tax expense of taxable REIT subsidiary	—	(1,927,830)	(1,927,830)	—	(1,927,830)
Other income, net	862,897	—	862,897	(704,873)	158,024
Minority interest in income of consolidated subsidiaries	(61,707)	—	(61,707)	—	(61,707)
Income from unconsolidated entities	842,425	—	842,425	—	842,425
Gain on sale of unconsolidated property	1,233,338	—	1,233,338	—	1,233,338
Limited Partners’ interests in Operating Partnership	(1,737,510)	(374,074)	(2,111,584)	97,448	(2,014,136)
Income from continuing operations	5,860,057	2,020,995	7,881,052	(527,109)	7,353,943
Operating income from discontinued operations, net of Limited Partners’ interests	850,745	—	850,745	—	850,745
Loss on sale of operating property, net of Limited Partners’ interests	(2,111,562)	—	(2,111,562)	—	(2,111,562)
Net income	$4,599,240	$2,020,995	$6,620,235	$(527,109)	$6,093,126
Total assets	$1,097,996,338	$51,344,334	$1,149,340,672	$(37,288,766)	$1,112,051,906

Year Ended December 31, 2007	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total
Revenues	$102,204,678	$99,995,505	$202,200,183	$(63,445,407)	$138,754,776
Operating expenses, cost of construction and services, general, administrative and other	32,343,206	94,039,335	126,382,541	(60,968,002)	65,414,539
Depreciation and amortization	31,742,104	108,666	31,850,770	—	31,850,770
Operating income	38,119,368	5,847,504	43,966,872	(2,477,405)	41,489,467
Interest expense	(26,214,841)	(759,313)	(26,974,154)	1,009,013	(25,965,141)
Income tax income (expense) of taxable REIT subsidiary	—	(761,628)	(761,628)	—	(761,628)
Other income, net	1,787,565	—	1,787,565	(1,009,013)	778,552
Minority interest in income of consolidated subsidiaries	(587,413)	—	(587,413)	—	(587,413)
Income from unconsolidated entities	290,710	—	290,710	—	290,710
Limited Partners’ interests in Operating Partnership	(3,028,053)	(869,171)	(3,897,224)	497,690	(3,399,534)
Income from continuing operations	10,367,336	3,457,392	13,824,728	(1,979,715)	11,845,013
Operating income from discontinued operations, net of Limited Partners’ interests	95,551	—	95,551	—	95,551
Gain on sale of operating property, net of Limited Partners’ interests	1,582,119	—	1,582,119	—	1,582,119
Net income	$12,045,006	$3,457,392	$15,502,398	$(1,979,715)	$13,522,683
Total assets	$1,041,981,652	$41,321,857	$1,083,303,509	$(35,068,865)	$1,048,234,644

Year Ended December 31, 2006	Real Estate Operation and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations and Other	Total
Revenues	$90,423,127	$89,039,441	$179,462,568	$(48,312,248)	$131,150,320
Operating expenses, cost of construction and services, general, administrative and other	30,774,543	81,227,441	112,001,984	(45,937,863)	66,064,121
Depreciation and amortization	29,510,716	68,407	29,579,123	—	29,579,123
Operating income	30,137,868	7,743,593	37,881,461	(2,374,385)	35,507,076
Interest expense	(21,415,957)	(227,595)	(21,643,552)	421,794	(21,221,758)
Loss on sale of asset	(764,008)	—	(764,008)	—	(764,008)
Income tax income (expense) of taxable REIT subsidiary	305,603	(1,271,135)	(965,532)	—	(965,532)
Other income, net	755,581	10,750	766,331	(421,794)	344,537
Minority interest in income of consolidated subsidiaries	(117,469)	—	(117,469)	—	(117,469)
Income from unconsolidated entities	286,452	—	286,452	—	286,452
Limited Partners’ interests in Operating Partnership	(2,085,439)	(1,418,245)	(3,503,684)	536,954	(2,966,730)
Income from continuing operations	7,102,631	4,837,368	11,939,999	(1,837,431)	10,102,568
Operating income from discontinued operations, net of Limited Partners’ interests	77,082	—	77,082	—	77,082
Net income	$7,179,713	$4,837,368	$12,017,081	$(1,837,431)	$10,179,650
Total assets	$972,822,359	$32,884,192	$1,005,706,551	$(22,545,238)	$983,161,313

Note 16. Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2008 and 2007.  Certain prior period amounts have been reclassified from previously disclosed amounts to conform to the current presentation including revenues and expenses reflecting the sale of Silver Glen Crossing in December 2008 and 176th & Meridian in November 2007.  Such reclassifications had no effect on net income previously reported.

	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008
Total revenue	$32,348,673	$34,159,944	$34,348,587	$41,843,104
Operating income	$11,429,706	$10,357,263	$10,989,015	$5,720,026
Income from continuing operations	$2,450,250	$2,221,967	$2,671,286	$10,440
Net income (loss)	$2,707,299	$2,459,289	$2,920,896	$(1,994,358)
Net income (loss) per common share – basic and diluted:
Income from continuing operations	$0.08	$0.07	$0.09	$0.00
Net income (loss)	$0.09	$0.08	$0.10	$(0.06)
Weighted average Common Shares outstanding - basic	29,028,953	29,147,361	29,189,424	33,920,594
- diluted	29,059,809	29,269,062	29,201,838	33,937,604

	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007
Total revenue	$30,235,154	$35,622,757	$33,318,475	$39,578,390
Operating income	$8,287,334	$9,763,566	$11,095,912	$12,342,655
Income from continuing operations	$1,618,556	$2,741,281	$3,872,019	$3,613,157
Net income	$1,638,050	$2,766,127	$3,891,395	$5,227,111
Net income per common share - basic:
Income from continuing operations	$0.06	$0.10	$0.13	$0.12
Net income	$0.06	$0.10	$0.13	$0.18
Net income per common share - diluted:
Income from continuing operations	$0.06	0.09	0.13	0.12
Net income	$0.06	0.09	0.13	0.18
Weighted average Common Shares outstanding - basic	28,859,164	28,892,920	28,915,137	28,964,641
- diluted	29,177,004	29,219,227	29,139,244	29,175,748

Note 17. Commitments and Contingencies

Eddy Street Commons at the University of Notre Dame

The most significant project in the Company’s current development pipeline is Eddy Street Commons at the University of Notre Dame located adjacent to the university in South Bend, Indiana, that is expected to include retail, office, hotels, a parking garage, apartments and residential units.  A portion of the office space will be leased to the University of Notre Dame.  The City of South Bend has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City both of which are being used for the construction of a parking garage and infrastructure improvements in this project.

This development will be completed in several phases. The initial phase of the project is currently under construction and will consist of the retail, office, apartments, and residential units with an estimated total cost of $70 million, of which the Company’s share is estimated to be $35 million. The ground beneath the initial phase of the development is leased from the University of Notre Dame over a 75 year term at a fixed rate for first two years and based on a percentage of certain revenues thereafter.  The total estimated project costs for all phases of this development are currently estimated to be approximately $200 million, the Company’s share of which is currently expected to be approximately $64 million. The Company’s exposure to this amount may be limited under certain circumstances.

The Company will own the retail and office components while the apartments will be owned by a third party. Portions of this initial phase are scheduled to open in late 2009. The hotel components of the project will be owned through a joint venture while the apartments and residential units are planned to be sold and operated through relationships with developers, owners and operators that specialize in residential real estate. The Company does not expect to own either the residential or the apartment complex components of the project, although it has jointly guaranteed the apartment developer’s construction loan.  At December 31, 2008, vertical construction had not yet commenced; therefore, the balance outstanding under the construction loan was not significant. The Company expects to receive development, construction management, loan guaranty and other fees from various aspects of this project.

The Company has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the project, with the exception of certain of the residential units, consistent with commitments we typically make in connection with other bank-funded development projects.  To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, the Company will be required to complete the construction, at which time it expects that it would seek title to the assets and assume any construction borrowings related to the assets.  The Company will have certain remedies against the developers if they were to fail to complete the construction. If the Company fails to fulfill its contractual obligations in connection with the project, but are using its best efforts, the Company may be held liable but it has limited its liability to both the University of Notre Dame and the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture under circumstances where the lender has limited recourse to the Company. As of December 31, 2008, the Company’s share of unconsolidated joint venture indebtedness was approximately $24.1 million.  As of December 31, 2008, the Operating Partnership had guaranteed unconsolidated joint venture debt of $22.0 million in the event the joint venture partnership defaults under the terms of the underlying arrangement.  Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture, and the Operating Partnership has the right to attempt to sell the property in order to satisfy the outstanding obligation.

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

As of December 31, 2008, the Company had outstanding letters of credit totaling $7.6 million, approximately $4.1 million of which all requirements have been satisfied. At that date, there were no amounts advanced against these instruments.

Note 18. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which it matches 100% of the employee’s contribution up to 3% of the employee’s salary and 50% of the employee’s contribution up to 5% of the employee’s salary, not to exceed an annual maximum of $15,000.  The Company contributed to this plan $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 19. Recent Accounting Pronouncements

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

Note 20. Supplemental Schedule of Non-Cash Investing/Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Imputed value of common area development land at Eddy Street Commons	$1,900,000	$—	$—
Third party assumption of fixed rate debt in connection with the sale of 176th & Meridian	—	4,103,508	—
Contribution of variable rate debt to unconsolidated joint venture	—	—	38,526,393

Note 21. Subsequent Events

On February 16, 2009, the Company’s Board of Trustees declared a cash distribution of $0.1525 per common share for the first quarter of 2009. Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.1525 per Operating Partnership unit for the same period. These distributions are payable on April 17, 2009 to shareholders and unitholders of record as of April 7, 2009.

Kite Realty Group Trust

Schedule III

Consolidated Real Estate and Accumulated Depreciation

		Initial Cost		Cost Capitalized Subsequent to Acquisition/ Development		Gross Carry Amount Close of Period
Name, Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Built/ Renovated	Year Acquired
Shopping Centers

50th & 12th	$4,442,876	$2,987,931	$2,779,145	$—	$—	$2,987,931	$2,779,145	$5,767,076	$349,044	2004	NA
82nd & Otty*	—	—	2,060,046	—	173,192	—	2,233,238	2,233,238	320,242	2004	NA
Burlington Coat*	—	—	3,218,311	—	—	—	3,218,311	3,218,311	1,010,924	1992/2000	2000
Cedar Hill Village*	—	1,331,645	5,676,386	—	1,450,395	1,331,645	7,126,781	8,458,426	969,271	2002	2004
Circuit City Plaza*	—	1,900,000	3,204,201	—	—	1,900,000	3,204,201	5,104,201	417,977	2004	NA
The Corner	1,655,882	303,916	4,109,717	—	384,924	303,916	4,494,642	4,798,558	2,323,940	1984/2003	1984
Eastgate Pavilion *	—	8,482,803	22,002,042	—	22,286	8,482,803	22,024,328	30,507,130	3,961,993	1995	2004
Glendale Town Center	21,750,000	1,579,357	30,753,764	—	—	1,579,357	30,753,764	32,333,121	11,091,145	1958/2000	1999
Publix at Acworth*	—	1,391,379	8,411,794	—	12,000	1,391,379	8,423,794	9,815,173	1,243,218	1996	2004
Shops at Eagle Creek *	—	2,800,727	8,389,099	200,087	2,033,434	3,000,814	10,422,532	13,423,346	1,115,452	1998	2003
Eagle Creek Lowes*	—	8,897,234	—	—	149,000	8,897,234	149,000	9,046,234	4,139	2006	NA
King's Lake Square*	—	4,492,000	7,705,810	—	773,492	4,492,000	8,479,302	12,971,302	1,545,535	1986	2003
Boulevard Crossing	11,908,446	4,262,525	10,388,101	—	—	4,262,525	10,388,101	14,650,626	1,763,841	2004	NA
Ridge Plaza	15,952,261	4,565,000	17,271,004	—	1,032,094	4,565,000	18,303,098	22,868,098	3,527,591	2002	2003
Fishers Station*	4,239,798	3,692,807	9,301,554	—	448,390	3,692,807	9,749,943	13,442,750	3,261,162	1989	2004
Plaza at Cedar Hill	25,987,249	5,734,304	38,802,515	—	—	5,734,304	38,802,515	44,536,819	5,760,503	2000	2004
Four Corner Square*	—	4,756,990	6,040,840	—	58,027	4,756,990	6,098,867	10,855,857	1,095,233	1985	2004
Wal-Mart Plaza*	—	4,880,373	8,149,922	—	22,400	4,880,373	8,172,322	13,052,695	1,078,140	1970	2004
Galleria Plaza*	—	—	6,368,603	—	—	—	6,368,603	6,368,603	879,979	2002	2004
Hamilton Crossing *	—	5,665,477	10,261,381	—	32,353	5,665,477	10,293,734	15,959,211	1,844,048	1999	2004
Centre at Panola*	3,838,820	1,985,975	8,258,589	—	6,685	1,985,975	8,265,274	10,251,249	1,199,178	2001	2004
Sunland Towne Centre*	25,000,000	14,612,536	23,012,470	—	10,598	14,612,536	23,023,068	37,635,604	3,458,949	1996	2004
Waterford Lakes*	—	2,248,674	7,299,584	—	18,000	2,248,674	7,317,584	9,566,258	1,263,458	1997	2004
International Speedway Square	18,902,633	6,560,000	20,439,008	—	—	6,560,000	20,439,008	26,999,008	6,149,479	1999	NA
50 South Morton*	—	100,212	878,705	—	—	100,212	878,705	978,917	300,686	1999	NA
Preston Commons	4,383,934	936,000	2,631,104	—	580,756	936,000	3,211,860	4,147,860	1,147,795	2002	NA
Whitehall Pike	8,767,254	3,597,857	6,041,940	—	60,427	3,597,857	6,102,367	9,700,224	2,861,197	1999	NA
Stoney Creek Commons*	—	627,964	4,599,185	—	—	627,964	4,599,185	5,227,149	394,798	2000	NA
Bolton Plaza*	—	3,560,389	7,847,378	173,037	585,756	3,733,426	8,433,134	12,166,560	745,815	1986	2005
Indian River Square	13,300,000	5,180,000	10,610,278	—	25,800	5,180,000	10,636,078	15,816,078	2,384,104	1997/2004	2005
Fox Lake Crossing	11,514,970	5,289,306	9,816,849	—	—	5,289,306	9,816,849	15,106,155	1,426,928	2002	2005
Plaza Volente	28,680,000	4,600,000	30,205,333	—	—	4,600,000	30,205,333	34,805,333	3,762,342	2004	2005
Market Street Village*	—	10,501,845	19,188,684	—	107,073	10,501,845	19,295,757	29,797,601	2,340,314	1970/2004	2005
Cool Creek Commons*	18,000,000	6,040,351	15,642,577	—	—	6,040,351	15,642,577	21,682,929	2,356,850	2005	NA
Traders Point	48,000,000	9,121,449	35,867,732	—	—	9,121,449	35,867,732	44,989,181	4,309,748	2005	NA
Traders Point II*	—	2,268,797	6,630,877	—	—	2,268,797	6,630,877	8,899,674	741,787	2005	NA
Greyhound Commons*	—	2,689,938	840,178	—	—	2,689,938	840,178	3,530,117	159,503	2005	NA
Martinsville Shops*	—	636,692	1,188,726	—	—	636,692	1,188,726	1,825,418	166,893	2005	NA

Kite Realty Group Trust

Schedule III

Consolidated Real Estate and Accumulated Depreciation (continued)

		Initial Cost		Cost Capitalized Subsequent to Acquisition/ Development		Gross Carry Amount Close of Period
Name, Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Built/ Renovated	Year Acquired
Shopping Centers (continued)
Geist Pavilion	11,125,000	1,267,816	9,346,500	—	678,298	1,267,816	10,024,798	11,292,614	1,073,446	2006	NA
Red Bank Commons*	—	1,408,328	4,704,956	—	—	1,408,328	4,704,956	6,113,284	559,749	2005	NA
Zionsville Place*	—	640,332	2,577,543	—	—	640,332	2,577,543	3,217,875	232,429	2006	NA
Pine Ridge Crossing	17,500,000	5,639,675	19,436,941	—	219,508	5,639,675	19,656,449	25,296,125	2,357,511	1993	2006
Riverchase	10,500,000	3,888,945	13,260,816	—	21,000	3,888,945	13,281,816	17,170,761	1,645,872	1991	2006
Courthouse Shadows*	—	4,998,974	17,634,901	—	—	4,998,974	17,634,901	22,633,875	2,229,291	1987	2006
Kedron Village	29,700,000	3,750,000	32,918,808	—	—	3,750,000	32,918,808	36,668,808	2,276,846	2006	NA
Rivers Edge Shopping Center	14,940,000	5,453,170	13,050,364	—	—	5,453,170	13,050,364	18,503,533	762,593	1990	2008
Tarpon Springs Plaza	17,937,448	6,444,415	24,210,563	—	—	6,444,415	24,210,563	30,654,978	846,843	2007	NA
Estero Town Commons	15,438,740	9,634,485	10,384,672	—	—	9,634,485	10,384,672	20,019,157	364,439	2006	NA
Beacon Hill Shopping Center	11,895,707	3,864,814	12,731,743	—	—	3,864,814	12,731,743	16,596,557	456,304	2006	NA
Cornelius Gateway	—	1,249,447	3,406,780	—	—	1,249,447	3,406,780	4,656,227	105,294	2006	NA
Naperville Marketplace*	—	5,364,101	11,087,637	—	—	5,364,101	11,087,637	16,451,737	338,368	2008	NA
Gateway Shopping Center	20,131,508	6,556,149	19,666,913	—	—	6,556,149	19,666,913	26,223,063	500,890	2008	NA
Bridgewater Marketplace	8,520,137	3,406,641	7,489,418	—	—	3,406,641	7,489,418	10,896,059	219,274	2008	NA
Sandifur Plaza	—	834,034	1,913,215	—	—	834,034	1,913,215	2,747,249	61,001	2008	NA
Bayport Commons	20,329,896	7,868,354	22,593,162	—	—	7,868,354	22,593,162	30,461,515	393,301	2008	NA
54th & College*	—	2,659,323	14,171	—	—	2,659,323	14,171	2,673,495	—	2008	NA
KRG ISS*	—	1,123,277	190,031	—	—	1,123,277	190,031	1,313,308	13,981	2007	NA
Other	—	3,382,585	13,530,338	—	—	3,382,585	13,530,338	16,912,923	1,829,701
Total Shopping Centers	444,342,559	227,717,316	656,042,904	373,124	8,905,886	228,090,440	664,948,790	893,039,230	95,000,332

Commercial Properties

Indiana State Motor Pool	3,828,492	—	4,386,406	—	14,018	—	4,400,425	4,400,425	517,307	2004	NA
PEN Products *	—	—	5,457,626	—	139,590	—	5,597,216	5,597,216	1,163,350	2003	NA
Thirty South	22,039,196	899,446	7,176,368	—	12,795,664	899,446	19,972,032	20,871,478	3,543,323	1905/2002	2001
Union Station Parking Garage *	—	783,627	2,162,598	—	446,406	783,627	2,609,004	3,392,631	538,428	1986	2001
Total Commercial Properties	25,867,688	1,683,073	19,182,998	—	13,395,679	1,683,073	32,578,677	34,261,750	5,762,408

Development Properties

Cobblestone Plaza	30,466,817	11,596,016	26,416,900	—	—	11,596,016	26,416,900	38,012,915	—
Delray Beach	9,425,000	16,689,633	22,015,431	—	—	16,689,633	22,015,431	38,705,065	—
Four Corner Square*	—	5,170,991	4,298,739	—	—	5,170,991	4,298,739	9,469,730	—
Glendale Town Center	—	—	13,584,242	—	—	—	13,584,242	13,584,242	—
KR Development	—	—	15,000	—	—	—	15,000	15,000	—
KRG Development	—	—	362,162	—	—	—	362,162	362,162	—
Total Development Properties	39,891,817	33,456,640	66,692,474	—	—	33,456,640	66,692,474	100,149,115	—

Other **

Frisco Bridges*	—	1,101,558	—	—	—	1,101,558	—	1,101,558	—
Bridgewater Marketplace	—	2,419,029	—	—	—	2,419,029	—	2,419,029	—
Eagle Creek IV*	—	1,345,190	—	—	—	1,345,190	—	1,345,190	—

Kite Realty Group Trust

Schedule III

Consolidated Real Estate and Accumulated Depreciation (continued)

		Initial Cost		Cost Capitalized Subsequent to Acquisition/ Development		Gross Carry Amount Close of Period
Name, Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Built/ Renovated	Year Acquired
Other(continued) **
Greyhound III*	—	187,507	—	—	—	187,507	—	187,507	—
Jefferson Morton*	—	186,000	—	—	—	186,000	—	186,000	—
Zionsville Place*	—	674,392	—	—	—	674,392	—	674,392	—
Fox Lake Crossing II*	—	3,853,747	—	—	—	3,853,747	—	3,853,747	—
KR Peakway*	—	8,355,614	—	—	—	8,355,614	—	8,355,614	—
KRG Peakway*	—	5,301,901	6,280,050	—	—	5,301,901	6,280,050	11,581,952	—
South Elgin	6,150,773	10,353,831	—	—	—	10,353,831	—	10,353,831	—
Eddy Street Commons*	—	1,900,000	9,655,669	—	—	1,900,000	9,655,669	11,555,669	—
Beacon Hill Shopping Center	—	3,803,757	—	—	—	3,803,757	—	3,803,757	—
Delray Beach	—	2,095,493	—	—	—	2,095,493	—	2,095,493	—
Pan Am Plaza*	—	4,067,315	—	—	—	4,067,315	—	4,067,315	—
New Hill Place*	—	26,353,419	—	—	—	26,353,419	—	26,353,419	—
KR New Hill*	—	4,155,761	—	—	—	4,155,761	—	4,155,761	—
951 & 41*	—	14,940,615	—	—	—	14,940,615	—	14,940,615	—
Total Other	6,150,773	91,095,129	15,935,719	—	—	91,095,129	15,935,719	107,030,848	—

Line of credit- see *	105,000,000	—	—	—	—	—	—	—	—
Term Loan	55,000,000	—	—	—	—	—	—	—	—
Grand Total	$676,252,837	$353,952,159	$757,854,095	$373,124	$22,301,564	$354,325,283	$780,155,660	$1,134,480,942	$100,762,741

———————

*       This property or a portion of this property is included in the Unencumbered Property Pool, which is used in calculating the Company’s line of credit borrowing base with Keybank, Bank of America, Citigroup, Comerica, Harris Bank, Raymond James, US Bank, and Wachovia Bank/Wells Fargo. Approximately $105.0 million was outstanding under this line of credit as of December 31, 2008.

**

This category generally includes land held for development. The Company also has certain additional land parcels at its development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust

Notes to Schedule III

Consolidated Real Estate and Accumulated Depreciation

Note 1. Reconciliation of Investment Properties

The changes in investment properties of the Company and its Predecessor for the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006
Balance, beginning of year	$1,045,615,844	$950,858,709	$774,884,021
Acquisitions	18,499,248	—	101,941,430
Improvements	119,026,069	124,043,706	97,017,271
Disposals	(48,660,219)	(29,286,571)	(22,984,013)
Balance, end of year	$1,134,480,942	$1,045,615,844	$950,858,709

The unaudited aggregate cost of investment properties for federal tax purposes as of December 31, 2008 was $1,063 million.

Note 2. Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company and its Predecessor for the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006
Balance, beginning of year	$81,868,605	$60,554,974	$40,051,477
Acquisitions	—	—	—
Depreciation and amortization expense	31,057,810	28,028,737	26,617,564
Disposals	(12,163,674)	(6,715,106)	(6,114,067)
Balance, end of year	$100,762,741	$81,868,605	$60,554,974

Depreciation of investment properties reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	35 years
Building improvements	10-35 years
Tenant improvements	Term of related lease
Furniture and Fixtures	5-10 years

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
3.2	Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004
4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004
10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.2	Employment Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.3	Employment Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.4	Employment Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.5	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Alvin E. Kite, Jr.*	Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.6	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.7	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.8	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.9	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.10	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.13	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.15	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.18	Indemnification Agreement, dated as of November 3, 2008, by and between Kite Realty Group, L.P. and Darell E. Zink, Jr.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2008.
10.19

Contributor Indemnity Agreement, dated August 16, 2004, by and among Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, IV, and Mark Jenkins*

Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.20	Kite Realty Group Trust 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.21	Amendment No. 1 to Kite Realty Group Trust 2004 Equity Incentive Plan, dated March 7, 2008*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended March 31, 2008.
10.22	Kite Realty Group Trust Executive Bonus Plan*	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.23	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.24

Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, Ken Kite, David Grieve and KMI Holdings, LLC

Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.25	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005
10.26	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.27	Form of Share Option Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004
10.28	Form of Restricted Share Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004
10.29	Schedule of Non-Employee Trustee Fees and Other Compensation*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2005
10.30	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006
10.31

Credit Agreement, dated as of February 20, 2007, by and among Kite Realty Group, L.P., the Company, KeyBank National Association, as Administrative Agent, Wachovia Bank, National Association as Syndication Agent, LaSalle Bank National Association and Bank of America, N.A. as Co-Documentation Agents and the other lenders party thereto

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 23, 2007
10.32	Guaranty, dated as of February 20, 2007, by the Company and certain subsidiaries of Kite Realty Group, L.P. party thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 23, 2007
10.33

Term Loan Agreement, dated July 15, 2008, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent and Lender, KeyBanc Capital Markets, as Lead Arranger, and the other lenders party thereto

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 22, 2008
10.34

First Amendment to Term Loan Agreement, dated August 18, 2008, by and among Kite Realty Group, L.P., Kite Realty Group Trust , KeyBank National Association, as Original Lender and Agent, and Raymond James Bank and Royal Bank of Canada, collectively as “New Lenders”

Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 22, 2008

10.35	Form of Guaranty, dated as of July 15, 2008, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 22, 2008
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

———————

*

Denotes a management contract or compensatory, plan contract or arrangement.