Form 10-Q
period 2009-03-31
KITE REALTY GROUP TRUST
filed 2009-05-11
CIK 1286043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

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

The number of Common Shares outstanding as of May 4, 2009 was 34,209,285 ($.01 par value)

KITE REALTY GROUP TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
•

other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and in our quarterly reports on Form 10-Q.

The Company undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust

Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008

	(Unaudited)
Assets:
Investment properties, at cost:
Land	$228,369,439	$227,781,452
Land held for development	23,074,389	25,431,845
Buildings and improvements	698,951,428	690,161,336
Furniture, equipment and other	5,041,033	5,024,696
Construction in progress	195,067,908	191,106,309

	1,150,504,197	1,139,505,638
Less: accumulated depreciation	(110,516,127)	(104,051,695)

	1,039,988,070	1,035,453,943
Cash and cash equivalents	9,980,536	9,917,875
Tenant receivables, including accrued straight-line rent of $7,558,214 and $7,221,882, respectively, net of allowance for uncollectible accounts	16,220,967	17,776,282
Other receivables	8,733,645	10,357,679
Investments in unconsolidated entities, at equity	11,090,328	1,902,473
Escrow deposits	12,309,338	11,316,728
Deferred costs, net	20,906,587	21,167,288
Prepaid and other assets	4,585,162	4,159,638

Total Assets	$1,123,814,633	$1,112,051,906

Liabilities and Equity:
Mortgage and other indebtedness	$704,676,288	$677,661,466
Accounts payable and accrued expenses	43,038,827	53,144,015
Deferred revenue and other liabilities	24,498,750	24,594,794

Total Liabilities	772,213,865	755,400,275
Commitments and contingencies
Redeemable noncontrolling interests in the Operating Partnership	66,312,906	67,276,904
Equity:
Kite Realty Group Trust Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized 34,187,241 shares and 34,181,179 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	341,872	341,812
Additional paid in capital and other	343,825,990	343,631,595
Accumulated other comprehensive loss	(7,504,706)	(7,739,154)
Accumulated deficit	(55,788,074)	(51,276,059)

Total Kite Realty Group Trust Shareholders’ Equity	280,875,082	284,958,194
Noncontrolling Interests	4,412,780	4,416,533

Total Equity	285,287,862	289,374,727

Total Liabilities and Equity	$1,123,814,633	$1,112,051,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,

	2009	2008

Revenue:
Minimum rent	$17,985,844	$17,884,128
Tenant reimbursements	4,695,681	5,018,938
Other property related revenue	1,588,108	5,157,085
Construction and service fee revenue	6,148,995	4,288,522

Total revenue	30,418,628	32,348,673
Expenses:
Property operating	5,590,600	4,361,771
Real estate taxes	2,793,765	3,054,349
Cost of construction and services	5,559,316	3,764,234
General, administrative, and other	1,343,470	1,709,950
Depreciation and amortization	7,511,438	8,028,663

Total expenses	22,798,589	20,918,967

Operating income	7,620,039	11,429,706
Interest expense	(6,776,508)	(7,253,566)
Income tax expense of taxable REIT subsidiary	(37,952)	(1,153,228)
Other income	48,899	65,232
Income from unconsolidated entities	31,500	61,174

Income from continuing operations	885,978	3,149,318
Income from discontinued operations	—	330,823

Consolidated net income	885,978	3,480,141
Net income attributable to noncontrolling interests	(184,736)	(772,842)

Net income attributable to Kite Realty Group Trust	$701,242	$2,707,299

Income per common share – basic & diluted
Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.02	$0.08
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	0.01

Net income attributable to Kite Realty Group Trust common shareholders	$0.02	$0.09

Weighted average common shares outstanding - basic	34,184,305	29,028,953

Weighted average common shares outstanding - diluted	34,220,160	29,059,809

Dividends declared per common share	$0.1525	$0.2050

Net income attributable to Kite Realty Group Trust common shareholders:
Income from continuing operations	$701,242	$2,450,250
Discontinued operations	—	257,049

Net income attributable to Kite Realty Group Trust	$701,242	$2,707,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,

	2009	2008

Cash flows from operating activities:
Consolidated net income	$885,978	$3,480,141
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entities	(31,500)	(61,174)
Straight-line rent	(336,333)	(320,857)
Depreciation and amortization	7,917,765	8,406,530
Provision for credit losses	893,128	183,354
Compensation expense for equity awards	158,875	165,977
Amortization of debt fair value adjustment	(107,715)	(107,715)
Amortization of in-place lease liabilities	(782,430)	(691,901)
Distributions of income from unconsolidated entities	72,000	191,265
Changes in assets and liabilities:
Tenant receivables	998,520	1,933,397
Deferred costs and other assets	4,168	272,168
Accounts payable, accrued expenses, deferred revenue and other liabilities	(4,195,364)	(614,403)

Net cash provided by operating activities	5,477,092	12,836,782
Cash flows from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(11,770,905)	(33,069,837)
Change in construction payables	(2,832,598)	(2,526,962)
Contributions to unconsolidated entities	(9,112,387)	—
Distributions of capital from unconsolidated entities	—	725,235

Net cash used in investing activities	(23,715,890)	(34,871,564)
Cash flows from financing activities:
Loan proceeds	33,073,556	47,305,442
Loan transaction costs	(138,809)	(197,467)
Loan payments	(5,951,018)	(16,740,414)
Distributions paid – common shareholders	(6,974,712)	(5,941,227)
Distributions paid – redeemable noncontrolling interests	(1,683,558)	(1,709,341)
Distributions to noncontrolling interests	(24,000)	(422,286)

Net cash provided by financing activities	18,301,459	22,294,707

Net change in cash and cash equivalents	62,661	259,925
Cash and cash equivalents, beginning of period	9,917,875	19,002,268

Cash and cash equivalents, end of period	$9,980,536	$19,262,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States. The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiary. At March 31, 2009, the Company owned interests in 55 operating properties (consisting of 51 retail properties, three commercial operating properties and an associated parking garage) and owned nine properties under development or redevelopment. Of the 64 total properties held at March 31, 2009, the Company owned a controlling interest in all but one operating property and one parcel of land currently undergoing pre-development activities (collectively the “unconsolidated joint venture properties”), both of which are accounted for under the equity method.

Note 2. Basis of Presentation

The accompanying financial statements of the Company are presented on a consolidated basis and include all accounts of the Company, the Operating Partnership, the taxable REIT subsidiary of the Operating Partnership and any variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The Company consolidates properties that are wholly owned as well as properties it controls but in which it owns less than a 100% interest. Control of a property is demonstrated by:

•	the Company’s ability to manage day-to-day operations of the property;
•	the Company’s ability to refinance debt and sell the property without the consent of any other partner or owner;
•	the inability of any other partner or owner to replace us as a manager of the property; or
•	being the primary beneficiary of a variable interest entity.

The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements and other contractual arrangements, when determining the party obligated to absorb the majority of the expected losses, as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). There have been no changes as of March 31, 2009 in the Company’s conclusions regarding whether an entity qualifies as a VIE or whether the Company is the primary beneficiary of any previously identified VIE. As of March 31, 2009, the Company had not provided financial or other support to a previously identified VIE that it was not previously contractually obligated to provide. See Note 5 for support that the Company provided to certain VIEs. Such support did not change the VIE or primary beneficiary assessments.

As of March 31, 2009, the Company had investments in six joint ventures that are VIEs in which the Company is the primary beneficiary. As of March 31, 2009, these VIEs had total debt of approximately $103.5 million which is secured by assets of the VIEs totaling approximately $176.4 million. The Operating Partnership guarantees the debt of these VIEs.

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. As a result of the retrospective adoption of SFAS 160, which was effective for the Company on January 1, 2009, the Company reclassified noncontrolling interest from the liability section to the equity section in its accompanying consolidated balance sheets and as an allocation of net income rather than an expense in the accompanying consolidated statements of operations. As a result of the reclassification, total equity at December 31, 2008 increased $4.4 million.

The noncontrolling interests in the Operating Partnership for the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008

Noncontrolling interests balance January 1	$4,416,533	$4,421,500
Net income (loss) allocable to noncontrolling interests, excluding redeemable noncontrolling interests	20,247	(4,156)
Distributions to noncontrolling interests	(24,000)	(422,286)
Company purchase of noncontrolling interests	—	427,612

Noncontrolling interests balance at March 31	$4,412,780	$4,422,670

In addition, as part of the adoption of SFAS 160, the Company also applied the measurement provisions of EITF Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). As a result of the adoption of SFAS 160, as well as applying the measurement provisions of EITF D-98, the Company did not change the classification of redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets because the Company may be required to pay cash to unitholders upon redemption of their interest in the limited partnership under certain circumstances. However, as noted above, noncontrolling interests, including redeemable interests, are now classified as an allocation of net income rather than an expense in the accompanying consolidated statements of operations.

The redeemable noncontrolling interests in the Operating Partnership for the three months ended March 31, 2009 and 2008 was as follows:

	2009	2008

Redeemable noncontrolling interests balance January 1	$67,276,904	$127,325,047
Net income allocable to redeemable noncontrolling interests	164,489	776,998
Distributions to redeemable noncontrolling interests	(1,228,004)	(1,709,341)
Other comprehensive income (loss) allocable to noncontrolling interests [1]	55,351	(739,993)
Adjustment to redeemable noncontrolling interests – operating partnership	44,166	(8,917,239)

Redeemable noncontrolling interests balance at March 31	$66,312,906	$116,735,472

____________________
1	Represents the noncontrolling interests share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The following sets forth comprehensive income allocable to noncontrolling interests for the three months ended March 31, 2009 and 2008:

	2009	2008

Accumulated comprehensive loss balance at January 1	$(1,827,167)	$(696,313)
Other comprehensive income (loss) allocable to noncontrolling interests [1]	55,351	(739,993)

Accumulated comprehensive income balance at March 31	$(1,771,816)	$(1,436,306)

The adoption of the measurement provisions of EITF D-98 also requires that the carrying amount of the redeemable noncontrolling interests in the Operating Partnership be reflected at the greater of historical book value or redemption value with a corresponding adjustment to accumulated deficit. The adoption of this provision did not impact either of the accompanying consolidated balance sheets.

Although the presentation of certain of the Company’s noncontrolling interests in subsidiaries did change as a result of the adoption of SFAS No. 160 and EITF D-98, it did not have a material impact on the Company’s financial condition or results of operations.

In addition to the reclassified amounts related to the adoption of SFAS 160 as discussed above, the Company also reclassified certain prior year amounts related to discontinued operations to conform to the current year presentation. Such reclassifications had no effect on net income attributable to the Company.

The Company allocates net operating results of the Operating Partnership to noncontrolling interest holders based on the partners’ respective weighted average ownership interest. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect such interests in the Operating Partnership at the greater of historical book value or redemption value. This adjustment is reflected in the Company’s shareholders’ equity. The Company’s and the redeemable noncontrolling interests in the Operating Partnership for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,

	2009	2008

Company’s weighted average interest in Operating Partnership	81.0%	77.7%
Redeemable noncontrolling weighted average interests in Operating Partnership	19.0%	22.3%

The Company’s and the noncontrolling interests in the Operating Partnership at March 31, 2009 and December 31, 2008 were 80.9% and 19.1%, respectively.

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged, at our option, for either cash or shares under certain circumstances and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees. The only securities that had a potentially dilutive effect for the three months ended March 31, 2009 and 2008 were outstanding share options and deferred share units, the dilutive effect of which was as follows:

	Three Months Ended March 31,

	2009	2008

Dilutive effect of outstanding share options to outstanding common shares	11,945	22,160
Dilutive effect of deferred share units to outstanding common shares	23,910	8,696

Total dilutive effect	35,855	30,856

For the three month periods ended March 31, 2009 and 2008, approximately 1.2 million and 0.2 million outstanding common share options, respectively, were excluded from the computation of diluted earnings per share because their impact was anti-dilutive.

Note 4. Redevelopment Activity

At March 31, 2009, the Company owned interests in six properties that were undergoing redevelopment activities: Bolton Plaza in Jacksonville, Florida, Rivers Edge in Indianapolis, Indiana, Courthouse Shadows in Naples, Florida, Four Corner Square in Maple Valley, Washington, Coral Springs in Fort Lauderdale, Florida, and Galleria Plaza in Dallas, Texas. These properties comprise approximately 0.5 million square feet of Company-owned gross leasable area and were in various stages of redevelopment at March 31, 2009. The Company currently anticipates its total investment in these redevelopment properties will be approximately $11.9 million.

Note 5. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at March 31, 2009 and December 31, 2008:

	Balance at

	March 31, 2009	December 31, 2008

Line of credit	$128,000,000	$105,000,000
Term loan	55,000,000	55,000,000
Notes payable secured by properties under construction - variable rate	63,085,626	66,458,435
Mortgage notes payable - fixed rate	330,552,030	331,198,521
Mortgage notes payable - variable rate	126,737,719	118,595,882
Net premiums on acquired debt	1,300,913	1,408,628

Total mortgage and other indebtedness	$704,676,288	$677,661,466

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at March 31, 2009, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total

Fixed rate debt	$330,552,030	5.8	6.00%	47%
Floating rate debt (hedged)	189,700,000	2.3	5.64%	27%

Total fixed rate debt	520,252,030	4.5	5.87%	74%

Notes payable secured by properties under construction - variable rate	63,085,626	0.8	2.41%	9%
Other variable rate debt	309,737,719	2.0	2.28%	44%
Floating rate debt (hedged)	(189,700,000)	-1.4	-2.54%	-27%

Total variable rate debt	183,123,345	2.3	2.06%	26%
Net premiums on acquired debt	1,300,913	N/A	N/A	N/A

Total debt	$704,676,288	3.9	4.88%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022. Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread of 125 to 300 basis points. At March 31, 2009, the one-month LIBOR interest rate was 0.50%. Fixed interest rates on mortgage loans range from 5.11% to 7.65%.

For the three months ended March 31, 2009, the Company had loan borrowings of $33.1 million and loan repayments of $6.0 million. The major components of this activity are as follows:

•	The Company made total draws of approximately $6.5 million on its variable rate construction loan at its Eddy Street Commons development project;
•

The Company exercised a five-year extension on its variable rate debt at its Beacon Hill property and extended the maturity date from March 2009 to March 2014. At the time of the loan’s original maturity in March 2009, approximately $11.9 million was outstanding; as refinanced, at March 31, 2009, $8.4 million was outstanding under the new loan. The Company funded the approximately $3.5 million pay down utilizing proceeds from its unsecured revolving credit facility;

•

The Company utilized its unsecured revolving credit facility to contribute approximately $8.8 million of equity to its Parkside Town Commons unconsolidated joint venture property. The Company’s joint venture partner made a contribution as well as a means to reduce the joint venture’s outstanding variable rate debt;

•

In addition to the preceding activity, during the three months ended March 31, 2009, the Company used proceeds from its unsecured revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $14.3 million for development, redevelopment, acquisitions and general working capital purposes; and

•	The Company made scheduled principal payments totaling approximately $0.9 million.

Unsecured Revolving Credit Facility

In 2007, the Operating Partnership entered into an amended and restated four-year $200 million unsecured revolving credit facility (the “unsecured facility”) with a group of financial institutions led by Key Bank National Association, as agent. The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option. Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on the Company’s leverage ratio. The unsecured facility has a commitment fee ranging from 0.125% to 0.20% applicable to the average daily unused amount. Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $400 million if there are sufficient unencumbered assets to support the additional borrowings. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool. As of March 31, 2009, the Company has 53 unencumbered properties and other assets of which 51 are wholly owned and used to calculate the unencumbered property pool associated with the unsecured credit facility and two of which are owned through joint ventures. The major unencumbered assets include: Broadstone Station, Courthouse Shadows, Eagle Creek Lowes, Eastgate Pavilion, Four Corner Square, Hamilton Crossing, King's Lake Square, Market Street Village, Naperville Marketplace, PEN Products, Publix at Acworth, Red Bank Commons, Shops at Eagle Creek, Traders Point II, Union Station Parking Garage, Wal-Mart Plaza and Waterford Lakes. As of March 31, 2009, the total amount available for borrowing under the unsecured facility was approximately $39 million.

Term Loan

In July 2008, the Operating Partnership entered into a $30 million unsecured term loan agreement (the “Term Loan”) arranged by KeyBanc Capital Markets Inc., which has an accordion feature that enables the Operating Partnership to increase the loan amount up to a total of $60 million, subject to certain conditions. The Operating Partnership’s ability to borrow under the Term Loan is subject to ongoing compliance by the Company, the Operating Partnership and their subsidiaries with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the Term Loan requires that the Company satisfy certain financial covenants. The Term Loan matures on July 15, 2011 and bears interest at LIBOR plus 265 basis points. A significant portion of the initial $30 million of proceeds from the Term Loan was used to pay down the Company’s unsecured facility.

In August 2008, the Operating Partnership entered into an amendment to the Term Loan, which, among other things, increased the amount available for borrowing under the original term loan agreement by an additional $25 million. This amount was subsequently drawn, resulting in an aggregate amount outstanding under the Term Loan of $55 million. The additional $25 million of proceeds of borrowings under the Term Loan were used to pay down the Company’s unsecured facility. In connection with obtaining the Term Loan, in September 2008, the Company entered into a cash flow hedge for the entire $55 million outstanding at an interest rate of 5.92%.

Note 6. Shareholders’ Equity

On February 16, 2009, the Company’s Board of Trustees declared a cash distribution of $0.1525 per common share for the first quarter of 2009. Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.1525 per Operating Partnership unit for the same period. These distributions were paid on April 17, 2009 to shareholders and unitholders of record as of April 7, 2009.

In February and March 2009, the Compensation Committee of the Company’s Board of Trustees approved a long-term equity incentive compensation award of a total of approximately 254,000 share options to the three executive officers of the Company, the value of which was determined using the Black-Scholes valuation methodology. These share options were issued with an exercise price of $3.56 and will vest ratably over five years beginning on the first anniversary date of the grant.

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates. In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time. The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges. The Company has agreements with each of its derivative counterparties that contain a provision provided that the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of March 31, 2009, the Company was party to various consolidated cash flow hedge agreements with the Company’s share totaling $189.7 million, which have fix interest rates ranging from 4.40% to 6.32% and mature over various terms through 2011.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Company adopted SFAS No. 161 on January 1, 2009 and the adoption did not have a material impact on the Company’s financial condition or results of operations. In addition, on January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company considers the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The only assets or liabilities that the Company records at fair value on a recurring basis are interest rate hedge agreements. The fair value of the Company’s interest rate hedge agreements as of March 31, 2009 was approximately $9.6 million, including accrued interest of approximately $0.3 million, which is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet, as all of the Company’s interest rate hedge agreements were in liability positions as of March 31, 2009.

The Company expects approximately $5.2 million to be an offset to interest expense as the hedged forecasted interest payments occur. No hedge ineffectiveness on cash flow hedges was recognized during any period presented. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings during 2009 and the first three months of 2010. During the three months ended March 31, 2009 and 2008, approximately $1.4 million and $0.1 million, respectively, was reclassified into earnings.

The Company’s share of net unrealized losses on its interest rate hedge agreements are the only components of its accumulated comprehensive income calculation. The following sets forth comprehensive income allocable to the Company for the three months ended March 31, 2009 and 2008:

	2009	2008

Net income attributable to Kite Realty Group Trust	$701,242	$2,707,299
Other comprehensive income (loss) allocable to Kite Realty Group Trust[1]	234,448	(1,882,048)

Comprehensive income attributable to Kite Realty Group Trust	$935,690	$825,251

____________________
1	Represents the Company’s share of the changes in the fair value of derivative instruments accounted for as cash flow hedges.

Note 8. Segment Data

The operations of the Company are aligned into two business segments: (1) real estate operation and (2) development, construction and advisory services. Segment data of the Company for the three months ended March 31, 2009 and 2008 are as follows:

Three Months Ended March 31, 2009	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$24,191,466	$13,845,022	$38,036,488	$(7,617,860)	$30,418,628
Operating expenses, cost of construction and services, general, administrative and other	8,926,736	13,948,244	22,874,980	(7,587,829)	15,287,151
Depreciation and amortization	7,467,179	44,259	7,511,438	—	7,511,438

Operating income (loss)	7,797,551	(147,481)	7,650,070	(30,031)	7,620,039
Interest expense	(6,888,336)	—	(6,888,336)	111,828	(6,776,508)
Income tax expense of taxable REIT subsidiary	—	(37,952)	(37,952)	—	(37,952)
Other income	160,727	—	160,727	(111,828)	48,899
Income from unconsolidated entities	31,500	—	31,500	—	31,500

Consolidated net income (loss)	1,101,442	(185,433)	916,009	(30,031)	885,978
Net income attributable to noncontrolling interests	(224,486)	34,173	(190,313)	5,577	(184,736)

Net income (loss) attributable to Kite Realty Group Trust	$876,956	$(151,260)	$725,696	$(24,454)	$701,242

Total assets	$1,108,062,787	$47,340,248	$1,155,403,035	$(31,588,402)	$1,123,814,633

Three Months Ended March 31, 2008	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total

Revenues	$25,169,806	$15,411,137 [1]	$40,580,943	$(8,232,270)	$32,348,673
Operating expenses, cost of construction and services, general, administrative and other	8,499,492	12,345,115	20,844,607	(7,954,303)	12,890,304
Depreciation and amortization	7,989,188	39,475	8,028,663	—	8,028,663

Operating income	8,681,126	3,026,547	11,707,673	(277,967)	11,429,706
Interest expense	(7,293,166)	(173,864)	(7,467,030)	213,464	(7,253,566)
Income tax expense of taxable REIT subsidiary	—	(1,153,228)[1]	(1,153,228)	—	(1,153,228)
Other income (expense)	279,948	(1,252)	278,696	(213,464)	65,232
Income from unconsolidated entities	61,174	—	61,174	—	61,174

Income from continuing operations	1,729,082	1,698,203	3,427,285	(277,967)	3,149,318
Operating income from discontinued operations	330,823	—	330,823	—	330,823

Consolidated net income	2,059,905	1,698,203	3,758,108	(277,967)	3,480,141
Net income attributable to noncontrolling interests	(456,129)	(378,699)	(834,828)	61,986	(772,842)

Net income attributable to Kite Realty Group Trust	$1,603,776	$1,319,504	$2,923,280	$(215,981)	$2,707,299

Total assets	$1,058,820,456	$46,507,782	$1,105,328,238	$(29,988,598)	$1,075,339,640

____________________
1	Revenue includes $3.0 million of net gain from the sale of land at a property within the Company’s taxable REIT subsidiary. Income tax expense related to this sale was approximately $1.1 million.

Note 9. Commitments and Contingencies

Eddy Street Commons at the University of Notre Dame

Phase I of Eddy Street Commons at the University of Notre Dame, located adjacent to the University in South Bend, Indiana is one of the Company’s current development pipeline projects. This multi-phase project is expected to include retail, office, hotels, a parking garage, apartments and residential units. The Company will own the retail and office components while other components are expected to be owned by third parties or through joint ventures. The City of South Bend has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which are being used for the construction of a parking garage and infrastructure improvements to this project

The Company has jointly guaranteed the apartment developer’s construction loan, which at March 31, 2009, has an outstanding balance of approximately $5.2 million. The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the $200 million project (the Company’s portion of which is approximately $64 million), with the exception of certain of the residential units, consistent with commitments it typically makes in connection with other bank-funded development projects. If the Company is required to complete a portion of the residential components of the project or perform under its guaranty obligations, it has the right to pursue control of the related assets. If it fails to fulfill its contractual obligations in connection with the project, but is using its best efforts, it may be held liable but it has limited its liability to both the University of Notre Dame and the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture under circumstances where the lender has limited recourse to the Company. As of March 31, 2009, the Company’s share of unconsolidated joint venture indebtedness was approximately $15.6 million. As of March 31, 2009, the Operating Partnership had guaranteed unconsolidated joint venture debt of $13.5 million in the event the joint venture partnership defaults under terms of the underlying arrangement, all of which was related to the Parkside Town Commons development. Mortgages, which are guaranteed by the Operating Partnership, are secured by the property and leases of the joint venture, and the Operating Partnership has the right to attempt to sell the property in order to satisfy the outstanding obligation.

Other Commitments and Contingencies

The Company is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. Management believes that such routine litigation, claims and administrative proceedings will not have a material adverse impact on the Company’s consolidated financial condition or consolidated results of operations.

As of March 31, 2009, the Company had outstanding letters of credit totaling $7.6 million, approximately $4.1 million of which all requirements have been satisfied as of that date. At that date, there were no amounts advanced against these instruments.

Note 10. New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (“SFAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s adoption of SFAS 141R, did not have a significant impact on its results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157" which permitted a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, we adopted SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a significant impact on reported earnings per share.

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

As of March 31, 2009, we owned interests in a portfolio of 51 operating retail properties totaling approximately 8.0 million square feet of gross leasable area (including non-owned anchor space) and also owned interests in three operating commercial properties totaling approximately 0.5 million square feet of net rentable area and an associated parking garage. Also, as of March 31, 2009, we had an interest in nine properties in our development and redevelopment pipelines. Upon completion, we anticipate our current development and redevelopment properties to have approximately 1.2 million square of total gross leasable area.

In addition to our current development and redevelopment pipelines, we have a “visible shadow” development pipeline which includes land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financings. As of March 31, 2009, this visible shadow pipeline consisted of six projects that are expected to contain approximately 2.8 million square feet of total gross leasable area upon completion.

Finally, as of March 31, 2009, we also owned interests in other land parcels comprising approximately 99 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheet.

Current Economic Conditions and Impact on Our Retail Tenants

Our business continues to feel the effects of the extended turmoil in the U.S credit markets and the overall softening of the economic environment. We expect the difficult economic conditions that significantly restricted consumer spending in 2008 to continue throughout 2009 and possibly beyond. The U.S. Congress, the Presidential Administration and the Federal Reserve Bank have taken various steps, including various stimulus packages and governmental monetary packages, in an effort to curtail the recession and promote stability in the U.S. economy as a whole. It is not yet clear what effect, if any, these actions will have on banks and other financial institutions, the broader financial and credit markets and the economy in general.

Factors contributing to consumers spending less at stores owned and/or operated by our retail tenants include, among others:

•

Shortage of Financing: Lending institutions have substantially tightened credit standards, making it significantly more difficult for individuals and companies to obtain financing. The shortage of financing has caused, among other things, consumers to have less disposable income available for retail spending.

•

Decreased Home Values and Increased Home Foreclosures: U.S. home values have decreased sharply, and difficult economic conditions have also contributed to a record number of home foreclosures. The historically high level of delinquencies and foreclosures, particularly among sub-prime mortgage borrowers, may to continue into the foreseeable future.

•

Rising Unemployment Rates: The U.S. unemployment rate continues to rise dramatically. According to the Bureau of Labor Statistics, through the first quarter of 2009, approximately 5.1 million, or 8.5%, of Americans were unemployed, the highest level in 25 years. Rising unemployment rates could cause further decreases in consumer spending, thereby negatively affecting the businesses of our retail tenants.

•

Decreasing Consumer Confidence: Consumer confidence is at its lowest level in decades, leading to a decline in spending on discretionary purchases. The significant increase in personal and business bankruptcies reflects an economy in distress, with financially over-extended consumers less likely to purchase goods and/or services from our retail tenants.

In the first quarter of 2009, decreasing consumer spending had a negative impact on the businesses of our retail tenants. As discussed below, these conditions in turn had a negative impact on our business. To the extent these conditions persist or deteriorate further, our tenants may be required to curtail or cease their operations, which could materially and negatively affect our business in general and our cash flows in particular.

Impact of Economy on REITs, Including Us

As an owner and developer of community and neighborhood shopping centers, our operating and financial performance is directly affected by economic conditions in the retail sector of those markets in which our operating centers and development properties are located. This is particularly true in the states of Indiana, Florida and Texas, where the majority of our properties are located, and in North Carolina, where a significant portion of our development projects and land parcels held for development are located. As discussed above, due to the challenges facing U.S. consumers, the operations of our retail tenants are being negatively affected. In turn, this is having a negative impact on our business, including in the following ways:

•

Difficulty In Collecting Rent; Rent Adjustments. When consumers spend less, our tenants typically experience decreased revenues and cash flows. This makes it more difficult for some of our tenants to pay their rent obligations, which is the primary source of our revenues. A number of tenants requested decreases or deferrals in their rent obligation in the first quarter of 2009. If granted, such decreases or deferrals negatively affect our cash flows in the short-term.

•

Termination of Leases. If our tenants continue to struggle to meet their rental obligations, they may be forced to vacate their stores and terminate their leases with us. During the first quarter of 2009, several tenants vacated their stores, and in some cases, terminated their leases with us. When tenants terminate their leases with us, we may be able to negotiate lease termination fees from them but in other cases we may not.

•

Tenant Bankruptcies. The number of bankruptcies by U.S. businesses surged in the third and fourth quarters of 2008. This trend continued through the first quarter of 2009 and may continue into the foreseeable future. Likewise, bankruptcies of our retail tenants also increased sharply in 2008 and into 2009. For example, in November 2008, Circuit City Stores, Inc. filed a petition for bankruptcy protection under Chapter 11 of the federal bankruptcy laws and, in January 2009, declared that it would be liquidating and closing all of its stores. At that time, Circuit City had operated stores at three of our properties, and in March 2009 they ceased operations and closed those stores.

•

Decrease in Demand for Retail Space. Reflecting the extremely difficult current market conditions, demand for retail space at our shopping centers has decreased while availability has increased due to tenant terminations and bankruptcies. As a result, the overall tenancy at our shopping centers declined over the last 12 months and may continue to decline in the future until financial markets, consumer confidence, the unemployment rate and the economy in general stabilize and begin to improve. As of March 31, 2009, our retail operating portfolio was approximately 90% leased compared to approximately 93% leased as of March 31, 2008 and 91% leased as of December 31, 2008. In addition, these conditions have made it significantly more difficult for us to lease space in our development projects, which may adversely affect the expected returns from these projects or delay their completion.

•

Decrease in Third Party Construction Activity. Although construction activity increased in the first quarter of 2009 compared to the first quarter of 2008, in general, we are anticipating a general decline in third party construction activity in the foreseeable future as a result of the current difficult market conditions, which could have a negative impact on the revenues of our development, construction and advisory services segment.

The factors discussed above, among others, continued to have a negative impact on our business in the first quarter of 2009. We expect that these conditions will continue into the foreseeable future.

Financing Strategy and 2009 Maturities

Our ability to obtain financing on satisfactory terms and to refinance borrowings as they mature has also been affected by the condition of the economy in general and by the current instability of the financial markets in particular. As of March 31, 2009, approximately $73 million of our consolidated indebtedness was scheduled to mature in the remainder of 2009 (approximately $75 million including our share of unconsolidated debt), excluding scheduled monthly principal payments for the remainder of 2009. We believe we have good relationships with a number of banks and other financial institutions that will allow us to refinance these borrowings with the existing lenders or replacement lenders. However, in this current challenging environment, it is imperative that we identify alternative sources of financing and other capital in the event we are not able to refinance these loans on satisfactory terms, or at all. It is also important for us to obtain financing in order to complete our development and redevelopment projects.

We continued to engage in certain refinancing activities in the first quarter of 2009. In March 2009, we exercised a five-year extension on our variable rate debt at our Beacon Hill property and extended the maturity date from March 2009 to March 2014. At the time of the loan’s original maturity, approximately $11.9 million was outstanding. As refinanced, at March 31, 2009, $8.4 million was outstanding under the new loan. We funded the $3.5 million pay down on the loan utilizing proceeds from the unsecured revolving credit facility. In addition, in May 2009, we placed a three-year $15.4 million variable rate debt instrument bearing interest at a rate of LIBOR plus 295 on our Eastgate Pavilion property, a previously unencumbered property. We intend to use the proceeds from this loan to further reduce near-term maturities. As of March 31, 2009, approximately $39 million was available to be drawn under our unsecured revolving credit facility.

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

Obtaining new financing also is important to our business due to the capital needs of our existing development and redevelopment projects. The properties in our development and redevelopment pipelines, which are primary drivers for our near-term growth, will require a substantial amount of capital to complete. As of March 31, 2009, our unfunded share of the total estimated cost of the properties in our current development and redevelopment pipelines was approximately $37 million. While we believe we will have access to sufficient funding to be able to fund our investments in these projects through a combination of new and existing construction loans and draws on our unsecured credit facility (which, as noted above, has $39 million of availability), a prolonged credit crisis will make it more costly and difficult to raise additional capital, if necessary.

Results of Operations

At March 31, 2009, we owned interests in 55 operating properties (consisting of 51 retail properties, three operating commercial properties and an associated parking garage) and nine entities that held interests in development or redevelopment properties. Of the 64 total properties held at March 31, 2009, one operating property and one parcel of pre-development land were owned through joint ventures and accounted for under the equity method.

At March 31, 2008, we owned interests in 57 operating properties (consisting of 52 retail properties, four operating commercial properties and an associated parking garage) and ten entities that held interests in development or redevelopment properties. Of the 67 total properties held at March 31, 2008, two operating properties were owned through joint ventures and one parcel of pre-development land that were each accounted for under the equity method.

The comparability of results of operations is significantly affected by our development, redevelopment, and operating property acquisition and disposition activities in 2008 and 2009. Therefore, we believe it is most useful to review the comparisons of our 2008 and 2009 results of operations (as set forth below under “Comparison of Operating Results for the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008”) in conjunction with the discussion of our significant development, redevelopment, and operating property acquisition and disposition activities during those periods, which such discussion is set forth directly below.

Development Activities

The following development properties were in our current development pipeline and were operational or were partially operational at various times from January 1, 2008 through March 31, 2009:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA

Cobblestone Plaza	Ft. Lauderdale, FL	March 2009	157,957
54th & College	Indianapolis, IN	June 2008	N/A	[2]
Bayport Commons	Tampa, FL	September 2007	94,756
Tarpon Springs Plaza	Naples, FL	July 2007	82,546
Gateway Shopping Center	Marysville, WA	April 2007	100,949

____________________
1	Represents the date in which we started receiving rental payments under tenant leases at the property or the tenant took possession of the property, whichever occurred first.
2	Property is ground leased to a single tenant.

Property Acquisition Activities

In February 2008, we purchased Rivers Edge, a 110,875 square foot shopping center located in Indianapolis, Indiana, for $18.3 million. We utilized approximately $2.7 million of proceeds from the November 2007 sale of our 176th & Meridian property in a like-kind exchange under Section 1031 of the Internal Revenue Code. The remaining purchase price of $15.6 million was funded initially through a draw on our unsecured credit facility and subsequently refinanced with a variable rate loan bearing interest at LIBOR + 125 basis points and maturing on February 3, 2010. This property was purchased with the intent to redevelop; therefore, it is included in our redevelopment pipeline, as shown in the “Redevelopment Activities” table below. However, for purposes of the comparison of operating results, this property is classified as property acquired during 2008 in the comparison of operating results tables below.

Operating Property Disposition Activities

The following operating properties were sold from January 1, 2008 through March 31, 2009:

Property Name	MSA	Disposition Date	Owned GLA

Spring Mill Medical, Phase I1	Indianapolis, Indiana	December 2008	63,431
Silver Glen Crossing	Chicago, Illinois	December 2008	132,716

____________________
1	At the time of sale, Spring Mill Medical was an unconsolidated joint venture property which we held a 50% interest.

Redevelopment Activities

The following properties were in our redevelopment pipeline at various times during the period from January 1, 2008 through March 31, 2009:

Property Name	MSA	Transition Date[1]	Owned GLA

Coral Springs Plaza	Ft. Lauderdale, Florida	March 2009	94,756
Galleria Plaza	Dallas, Texas	March 2009	44,306
Courthouse Shadows	Naples, Florida	September 2008	134,867
Four Corner Square	Maple Valley, Washington	September 2008	73,099
Bolton Plaza	Jacksonville, Florida	June 2008	172,938
Rivers Edge	Indianapolis, Indiana	June 2008	110,875
Glendale Town Center[2]	Indianapolis, Indiana	March 2007	685,000
Shops at Eagle Creek[3]	Naples, Florida	December 2006	75,944

____________________
1	Transition date represents the date the property was transitioned from our operating portfolio to our redevelopment pipeline.
2

Property was transitioned to the operating portfolio in the third quarter of 2008 as redevelopment was substantially completed. However, because the property was under redevelopment during the first quarter of 2008, it is classified as such in the comparison of operating results tables below.

3

Property was transitioned to the operating portfolio in the first quarter of 2009 as redevelopment was substantially completed. However, because the property was under redevelopment during the first quarter of 2008, it is classified as such in the comparison of operating results tables below.

Comparison of Operating Results for the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

The following table reflects our consolidated statements of operations for the three months ended March 31, 2009 and 2008 (unaudited):

			Increase (Decrease) 2009 to 2008
	2009	2008

Revenue:
Rental income (including tenant reimbursements)	$22,681,525	$22,903,066	$(221,541)
Other property related revenue	1,588,108	5,157,085	(3,568,977)
Construction and service fee revenue	6,148,995	4,288,522	1,860,473
Expenses:
Property operating expense	5,590,600	4,361,771	1,228,829
Real estate taxes	2,793,765	3,054,349	(260,584)
Cost of construction and services	5,559,316	3,764,234	1,795,082

General, administrative, and other	1,343,470	1,709,950	(366,480)
Depreciation and amortization	7,511,438	8,028,663	(517,225)

Operating income	7,620,039	11,429,706	(3,809,667)
Add:
Other income, net	48,899	65,232	(16,333)
Income from unconsolidated entities	31,500	61,174	(29,674)
Deduct:
Interest expense	6,776,508	7,253,566	(477,058)
Income tax expense of taxable REIT subsidiary	37,952	1,153,228	(1,115,276)

Income from continuing operations	885,978	3,149,318	(2,263,340)
Operating income from discontinued operations	—	330,823	(330,823)

Consolidated net income	885,978	3,480,141	(2,594,163)
Net income attributable to noncontrolling interests	(184,736)	(772,842)	588,106

Net income attributable to Kite Realty Group Trust	$701,242	$2,707,299	$(2,006,057)

Rental income (including tenant reimbursements) decreased approximately $0.2 million, or 1%, due to the following:

Increase (Decrease) 2009 to 2008

Development properties that became operational or were partially operational in 2008 and/or 2009	$538,436
Property acquired during 2008	129,019
Properties under redevelopment during 2008 and/or 2009	(345,383)
Properties fully operational during 2008 and 2009 & other	(543,613)

Total	$(221,541)

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.5 million decrease in rental income was primarily due to the following:

•	$0.4 million decrease at three of our properties due to the termination of tenants in 2008 and the first three months of 2009; and
•	$0.2 million real estate tax refund, net of related professional fees, reimbursable to tenants at one of our operating properties for fiscal year 2007, which was received in the first quarter of 2009.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue decreased approximately $3.6 million, or 69%, primarily as a result of a decrease of $2.9 million in gains on land sales as well as a $0.6 million decrease in lease settlement income.

Construction revenue and service fees increased approximately $1.9 million, or 43%, primarily due to the timing and level of third party construction contracts.

Property operating expenses increased approximately $1.2 million, or 28%, due to the following:

Increase 2009 to 2008

Development properties that became operational or were partially operational in 2008 and/or 2009	$96,438
Property acquired during 2008	40,130

Properties under redevelopment during 2008 and/or 2009	339,406
Properties fully operational during 2008 and 2009 & other	752,855

Total	$1,228,829

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.8 million increase in property operating expenses was primarily due to the following:

•	$0.5 million net increase in bad debt expense at a number of our operating properties; and
•	$0.3 million increase in landscaping and parking lot expense, primarily related to snow removal at our Indiana and Illinois properties, most of which is recoverable from tenants.

Real estate taxes decreased approximately $0.3 million, or 9%, due to the following:

Increase (Decrease) 2009 to 2008

Development properties that became operational or were partially operational in 2008 and/or 2009	$64,851
Property acquired during 2008	7,898
Properties under redevelopment during 2008 and/or 2009	(25,695)
Properties fully operational during 2008 and 2009 & other	(307,638)

Total	$(260,584)

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.3 million decrease in real estate taxes was primarily due to a net decrease in real estate tax expenses, including a $0.2 million real estate tax refund, net of related professional fees, at one of our operating properties for fiscal year 2007, which was received in the first quarter of 2009, most of which is reimbursable to tenants.

Cost of construction and services increased approximately $1.8 million, or 48%, primarily due to the timing and level of third party construction contracts.

General, administrative and other expenses decreased approximately $0.4 million, or 21%. For the three months ended March 31, 2009, general, administrative and other expenses were 4.4% of total revenue compared to 5.3% for the three months ended March 31, 2008. This decrease is primarily due to decreased salaries and benefits.

Depreciation and amortization expense decreased approximately $0.5 million, or 6%, due to the following:

Increase (Decrease) 2009 to 2008

Development properties that became operational or were partially operational in 2008 and/or 2009	$216,129
Property acquired during 2008	35,192
Properties under redevelopment during 2008 and/or 2009	(385,897)
Properties fully operational during 2008 and 2009 & other	(382,649)

Total	$(517,225)

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.4 million decrease in depreciation and amortization expense was primarily due to the acceleration of depreciation and amortization of vacated tenant costs related to the termination of tenants at three of our operating properties in the first quarter of 2008.

Interest expense decreased approximately $0.5 million, or 7%, due to the following:

Increase (Decrease) 2009 to 2008

Development properties that became operational or were partially operational in 2008 and/or 2009	$78,415
Property acquired during 2008	(33,290)
Properties under redevelopment during 2008 and/or 2009	187,547
Properties fully operational during 2008 and 2009 & other	(709,730)

Total	$(477,058)

Excluding the changes due to transitioned development properties and the acquisition of a property, the net $0.7 million decrease in interest expense was primarily due to the following:

•	$0.2 million decrease due to the retirement of variable rate debt at three of our operating properties in the fourth quarter of 2008;
•	$0.2 million decrease in interest expense on our unsecured revolving credit facility, which is due to decreased amounts outstanding as well as lower LIBOR rates;
•	$0.2 million decrease on our variable rate mortgage loans due to lower LIBOR rates; and
•	$0.1 million decrease in interest expense on our fixed rate debt instruments due to lower outstanding balances.

Income tax expense decreased $1.1 million, or 97%, primarily due to income taxes incurred by our taxable REIT subsidiary associated with the gain on the sale of land in the first quarter of 2008.

Liquidity and Capital Resources

Current State of Capital Markets and Our Financing Strategy

Our primary finance and capital strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and development activities in a cost-effective way. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings, including the purchase price of properties to be developed or acquired with debt financing, the estimated market value of our properties and our Company as a whole upon consummation of the refinancing and the ability of particular properties to generate cash flow to cover expected debt service. As discussed in more detail above in “Overview”, the challenging market conditions that currently exist have created a need for most REITs, including us, to place a significant amount of emphasis on financing and capital strategies.

We continued to engage in certain refinancing activities in the first quarter of 2009. In March 2009, we exercised a five-year extension on our variable rate debt at our Beacon Hill property and extended the maturity date from March 2009 to March 2014. At the time of the loan’s original maturity, approximately $11.9 million was outstanding. As refinanced, at March 31, 2009, $8.4 million was outstanding under the new loan. We funded the $3.5 million pay down on the loan utilizing proceeds from the unsecured credit facility. In addition, in May 2009, we placed a three-year $15.4 million variable rate debt instrument bearing interest at a rate of LIBOR plus 295 on our Eastgate Pavilion property, a previously unencumbered property. We intend to use the proceeds from this loan to further reduce near-term maturities. As of March 31, 2009, approximately $39 million was available to be drawn under our unsecured revolving credit facility.

We continue to conduct negotiations with our existing and potential replacement lenders to refinance or obtain extensions on our remaining 2009 maturities, which totaled approximately $73 million (approximately $75 million when including our share of unconsolidated debt) at March 31, 2009, excluding scheduled monthly principal payments for the remainder of 2009. While we can give no assurance, due to these efforts and the current status of negotiations with existing and alternative lenders for our near-

term maturing indebtedness, we currently believe we will have the ability to extend, refinance, or repay all of our debt that is maturing through at least 2009.

In the future, we may raise additional capital by disposing of properties and land parcels that are no longer a core component of our growth strategy and/or pursuing joint venture capital partners. We will also continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

As of March 31, 2009, we had cash and cash equivalents on hand of $10 million. We may be subject to concentrations of credit risk with regards to our cash and cash equivalents.  We place our cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such investments may temporarily be in excess of FDIC and SIPC insurance limits, however we attempt to limit our exposure at any one time.

In addition to cash generated from operations, we discuss below our other principal capital resources.

Our Principal Capital Resources

Our Unsecured Revolving Credit Facility

In February 2007, our Operating Partnership entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (the “unsecured facility”). As of March 31, 2009, our outstanding indebtedness under the unsecured facility was approximately $128 million, bearing interest at a current rate of LIBOR plus 125 basis points. Factoring in our hedge agreements, at March 31, 2009, our weighted average interest rate on our unsecured revolving credit facility was approximately 4.40%.

The amount that we may borrow under the unsecured facility is based on the value of assets in the unencumbered property pool. As of March 31, 2009, w have 53 unencumbered properties and other assets used to calculate the unencumbered property pool associated with the amount available for borrowing under the unsecured credit facility, 51 of which are wholly owned and two of which are owned through joint ventures. The major unencumbered assets include: Broadstone Station, Courthouse Shadows, Eagle Creek Lowes, Eastgate Pavilion, Four Corner Square, Hamilton Crossing, King’s Lake, Market Street Village, Naperville Marketplace, PEN Products, Publix at Acworth, Red Bank Commons, Shops at Eagle Creek, Traders Point II, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes. As of March 31, 2009 the amounts available to us for future draws was approximately $39 million.

We and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with an option for a one-year extension. Borrowings under the unsecured facility bear interest at a variable interest rate of LIBOR plus 115 to 135 basis points, depending on our leverage ratio. The unsecured facility has a commitment fee ranging from 0.125% to 0.20% that is applicable to the average daily unused amount. Subject to certain conditions, including the prior consent of the lenders, we have the option to increase our borrowings under the unsecured facility to a maximum of $400 million if there are sufficient unencumbered assets to support the additional borrowings. As discussed in more detail below under “Debt Maturities”, we may seek to increase the unencumbered asset pool related to the facility in order to increase our borrowing capacity. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate. Borrowings under the short-term line may not be outstanding for more than five days.

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

We were in compliance with all applicable covenants under the unsecured facility as of March 31, 2009.

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

Term Loan

In 2008, we entered into a $55 million unsecured term loan (the “Term Loan”) with KeyBank National Association, as Original Lender and Agent, Raymond James Bank and Royal Bank of Canada. The Operating Partnership is the borrower under the Term Loan and we and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations there under. The majority of the proceeds of borrowings under the Term Loan were used to pay down borrowings under our unsecured facility. In connection with the Term Loan, in September 2008, we entered into a cash flow hedge for $55 million at a fixed interest rate of 5.92%.

The Term Loan has a scheduled maturity date of July 15, 2011. Borrowings under the Term Loan bear interest at a variable interest rate of LIBOR plus 265 basis points. Our ability to borrow under the Term Loan is subject to ongoing compliance by us, the Operating Partnership and our subsidiaries with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales. In addition, the Term Loan requires that we satisfy certain financial covenants that are substantially the same as those under the unsecured facility, as described above. We were in compliance with all applicable covenants under the Term Loan as of March 31, 2009.

Capital Markets

We have filed a registration statement, and subsequent prospectus supplements related thereto, with the Securities and Exchange Commission allowing us to offer, from time to time, common shares or preferred shares for an aggregate initial public offering price of up to $500 million. We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities, although we cannot guarantee that we will be able to access the capital markets, on favorable terms, if at all.

Short and Long-Term Liquidity Needs

Overview

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, the current general economic downturn is adversely affecting the ability of some of our tenants to meet their lease obligations, as discussed in more detail above in “Overview” on page 16. In turn, these conditions are having a negative impact on our business. If the downturn is prolonged, our cash flow from operations could be materially adversely affected.

Short-Term Liquidity Needs

The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. Each quarter we discuss with our Board of Trustees (the “Board”) our liquidity requirements along with other relevant factors before the Board decides whether and in what amount to declare a distribution. In February 2009, our Board declared a quarterly cash distribution of $0.1525 per common share for the quarter ending March 31, 2009. This distribution represents a reduction from the amount paid in the prior quarter thereby allowing us to conserve additional liquidity. The Board of Trustees is continuing to evaluate current economic and market conditions and intends to declare a quarterly cash distribution for the quarter ending June 30, 2009 later in the second quarter.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the three months ended March 31, 2009, we incurred approximately $0.1 million of costs for recurring capital expenditures on operating properties and also incurred approximately $0.1 million of costs for tenant improvements and external leasing commissions. In addition, we currently anticipate incurring approximately $2 million in additional tenant improvements and renovation costs within the next twelve months at one of our operating properties to replace the former anchor tenant’s space with the property’s new anchor tenant.

We expect to meet our short-term liquidity needs through borrowings under the unsecured facility, new construction loans, cash generated from operations and, to the extent necessary, accessing the public equity and debt markets to the extent that we are able.

Debt Maturities

The following table presents scheduled principal repayments on mortgage and other indebtedness as of March 31, 2009:

2009	$74,747,369
2010	67,144,503
2011[1,2]	277,915,096
2012[2]	38,904,933
2013	7,584,352
Thereafter	237,079,122

703,375,375
Unamortized Premiums	1,300,913

Total	$704,676,288

____________________
1	Our unsecured revolving credit facility, of which $128.0 million was outstanding as of March 31, 2009, has an extension option to 2012 if no events of default exists.
2

In May 2009, we placed a three-year $15.4 million variable rate debt instrument bearing interest at a rate of LIBOR plus 295 on our Eastgate Pavilion property, a previously unencumbered property, and utilized the majority of the proceeds to pay down borrowings on our unsecured facility. This debt matures in April 2012 and is not reflected in the table above.

As of March 31, 2009, approximately $73 million of our consolidated outstanding indebtedness was scheduled to mature in 2009 (approximately $75 million when including our share of unconsolidated debt), excluding scheduled monthly principal payments for 2009. Our current plans with respect to each of these loans are as follows:

•

The variable rate mortgage loan on our Fishers Station property ($4.2 million) matures in June 2009. We have a loan commitment with a lender on a loan and anticipate closing on this loan in the second quarter of 2009;

•

The construction loan on our Cobblestone Plaza property ($31.4 million) matures in June 2009. We have a loan commitments with a lender to extend the maturity date of that loan and anticipate closing on the loan in the second quarter of 2009;

•

The variable rate land loan on our Delray Marketplace property ($9.4 million) matures in July 2009. We are currently in discussions with the lender on an extension of the current loan or a new construction loan at the property;

•

The fixed rate mortgage loan at our Ridge Plaza property ($15.9 million) matures in October 2009. We currently plan to negotiate a five to seven year loan in mid-2009 or utilize our unsecured facility to pay it off prior to original maturity, while increasing total availability on the unsecured facility by increasing the unencumbered asset pool; and

•

The fixed rate mortgage loan at our Boulevard Crossing property ($11.9 million) matures in December 2009. We currently plan to negotiate a five to seven year loan in mid-2009 or utilize our unsecured facility to pay it off prior to original maturity, while increasing total availability on the unsecured facility by increasing the unencumbered asset pool.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, potential acquisitions of properties, and payment of indebtedness at maturity.

Redevelopment Properties. As of March 31, 2009, six of our properties (Bolton Plaza, Rivers Edge, Courthouse Shadows, Four Corner Square, Coral Springs Plaza, and Galleria Plaza) were undergoing redevelopment activities. We anticipate our investment in these redevelopment projects will be a total of approximately $12 million, which we currently believe we have sufficient financing in place to fund through borrowings through our unsecured facility.

Development Properties. As of March 31, 2009, we had three development projects in our current development pipeline. The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $91 million, of which approximately $61 million had been incurred as of March 31, 2009. Our share of the total estimated cost of these projects is approximately $68 million, of which we have incurred approximately $41 million as of March 31, 2009. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans, including the construction loan on Eddy Street Commons that closed in December 2008 with a total loan commitment of approximately $29.5 million, of which approximately $6.5 million was outstanding at March 31, 2009. In addition, if necessary, we may make draws on our unsecured facility.

Our current development pipeline includes Phase I of Eddy Street Commons at the University of Notre Dame located adjacent to the university in South Bend, Indiana, that is expected to include retail, office, hotels, a parking garage, apartments and residential units. The Eddy Street Commons project is discussed in detail below under “Contractual Obligations – Obligations in Connection with Our Development, Redevelopment and Visible Shadow Pipeline”.

“Visible Shadow” Development Pipeline. In addition to our current development pipeline, we have a “visible shadow” development pipeline which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing. As of March 31, 2009, this visible shadow pipeline consisted of six projects that are expected to contain approximately 2.8 million square feet of total leasable area. We currently anticipate the total estimated cost of these six projects will be approximately $303 million, of which our share is currently expected to be approximately $139 million. However, we are generally not contractually obligated to complete any developments in our visible shadow pipeline, as these projects consist of land parcels on which we have not yet commenced construction. With respect to each asset in the visible shadow pipeline, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place. Once these projects are transferred to the current development pipeline, we intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured facility, if necessary. We have reduced our capital expenditures in the visible shadow pipeline by approximately $110 million by focusing on ground leasing or selling to end users as well as modifying the scope of our development projects.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Cash provided by operating activities was $5.5 million for the three months ended March 31, 2009, a decrease of $7.4 million from the first three months of 2008. The decrease in cash provided by operations was largely the result of the change in tenant receivables and accounts payable, accrued expenses, deferred revenue and other liabilities between periods of approximately $4.5 million.

Cash used in investing activities was $23.7 million for the three months ended March 31, 2009, a decrease of $11.2 million compared to the first three months of 2008. The decrease in cash used in investing activities was primarily a result of a decrease of $21.3 million in property acquisitions and capital expenditures in the first three months of 2009 compared to the first three months of 2008, which was partially offset by an increase of $9.1 million in contributions to unconsolidated entities.

Cash provided by financing activities was $18.3 million for the three months ended March 31, 2009, a decrease of $4.0 million compared to the first three months of 2008. Loan proceeds decreased approximately $14.2 million primarily as a result of the short-term borrowings required in the first quarter of 2008 to purchase Rivers Edge Shopping Center. This decrease was partially offset by a decrease in loan payments of approximately $10.8 million.

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

The following table reconciles our consolidated net income to FFO for the three months ended March 31, 2009 and 2008 (unaudited):

	2009	2008

Consolidated net income	$885,978	$3,480,141
Deduct net (income) loss attributable to noncontrolling interests in properties	(20,247)	4,156
Add depreciation and amortization of consolidated entities, net of noncontrolling interests in properties	7,380,243	7,983,114
Add depreciation and amortization of unconsolidated entities	52,136	101,057

Funds From Operations of the Kite Portfolio[1]	8,298,110	11,568,468
Deduct redeemable noncontrolling interests in Funds From Operations	(1,576,641)	(2,579,768)

Funds From Operations allocable to the Company[1]	$6,721,469	$8,988,700

____________________
1

“Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of the Operating Partnership’s real estate properties and construction and service subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do, however, have certain obligations to some of the projects in our current development pipeline, including our obligations in connection with our Eddy Street Commons development, as discussed below in “Contractual Obligations”, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed above. As of March 31, 2009, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

As of March 31, 2009, our share of unconsolidated joint venture indebtedness was $15.6 million. Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture. As of March 31, 2009, the Operating Partnership had guaranteed unconsolidated joint venture debt of $13.5 million in the event the joint venture partnership defaults under the terms of the underlying arrangement, all of which was related to the Parkside Town Commons development. Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

Contractual Obligations

Obligations in Connection with Our Current Development, Redevelopment and Visible Shadow Pipeline

We are obligated under various contractual arrangements to complete the projects in our current development pipeline. We currently anticipate our share of the cost of the three projects in our current development pipeline will be approximately $68 million (including $35 million of costs associated with Phase I of our Eddy Street Commons development discussed below), of which approximately $21 million of our share was unfunded as of March 31, 2009. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans, including the construction loan on Eddy Street Commons that closed in December 2008. This construction loan has a total commitment of approximately $29.5 million, of which approximately $6.5 million was outstanding at March 31, 2009. In addition, if necessary, we may make draws on our unsecured credit facility.

In addition to our current development pipeline, we also have a redevelopment pipeline and a “visible shadow” development pipeline, which includes land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing. Generally, we are not contractually obligated to complete any projects in our redevelopment or visible shadow pipelines. With respect to each asset in the visible shadow pipeline, our policy is to not commence vertical construction until appropriate pre-leasing thresholds are met and the requisite third-party financing is in place.

Eddy Street Commons at the University of Notre Dame

Phase I of Eddy Street Commons at the University of Notre Dame, located adjacent to the University in South Bend, Indiana is one of our current development pipeline projects. This multi-phase project is expected to include retail, office, hotels, a parking garage, apartments and residential units. We will own the retail and office components while other components are expected to be owned by third parties or through joint ventures. The City of South Bend has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which are being used for the construction of a parking garage and infrastructure improvements to this project

We have jointly guaranteed the apartment developer’s construction loan, which at March 31, 2009, has an outstanding balance of approximately $5.2 million. We also have a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the $200 million project (our portion of which is approximately $64 million), with the exception of certain of the residential units. If we are required to complete a portion of the residential components of the project or perform under its guaranty obligations, it has the right to pursue control of the related assets. If we fail to fulfill our contractual obligations in connection with the project, but are using our best efforts, we may be held liable but we have limited our liability to both the University of Notre Dame and the City of South Bend.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms. We had approximately $704.7 million of outstanding consolidated indebtedness as of March 31, 2009 (inclusive of net premiums on acquired debt of $1.3 million). As of March 31, 2009, we were party to various consolidated interest rate hedge agreements for a total of $189.7 million, with interest rates ranging from 4.40% to 6.32% and maturities over various terms through 2011. Including the effects of these swaps, our fixed and variable rate debt would have been approximately $520.3 million (74%) and $183.1 million (26%), respectively, of our total consolidated indebtedness at March 31, 2009. Reflecting our share of unconsolidated debt and the effect of these swaps, our fixed and variable rate debt was 73% and 27%, respectively, of total consolidated and our share of unconsolidated indebtedness at March 31, 2009.

Based on the amount of our fixed rate debt at March 31, 2009, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $14.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $15.7 million. A 100 basis point increase or decrease in interest rates on our variable rate debt as of March 31, 2009 would increase or decrease our annual cash flow by approximately $1.8 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KITE REALTY GROUP TRUST

May 11, 2009	By:	/s/ John A. Kite

(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 11, 2009	By:	/s/ Daniel R. Sink

(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)