Form 10-Q
period 2009-06-30
KITE REALTY GROUP TRUST
filed 2009-08-10
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of Common Shares outstanding as of August 3, 2009 was 62,966,884 ($.01 par value).

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Investment properties at cost:
Land	$222,356,743	$227,781,452
Land held for development	23,074,389	25,431,845
Buildings and improvements	709,117,203	690,161,336
Furniture, equipment and other	5,046,994	5,024,696
Construction in progress	192,125,761	191,106,309
	1,151,721,090	1,139,505,638
Less: accumulated depreciation	(115,171,727)	(104,051,695)
	1,036,549,363	1,035,453,943
Cash and cash equivalents	57,262,003	9,917,875
Tenant receivables, including accrued straight-line rent of $7,977,887 and $7,221,882, respectively, net of allowance for uncollectible accounts	17,623,268	17,776,282
Other receivables	7,588,685	10,357,679
Investments in unconsolidated entities, at equity	11,211,870	1,902,473
Restricted cash and escrow deposits	12,079,731	11,316,728
Deferred costs, net	20,501,646	21,167,288
Prepaid and other assets	4,667,371	4,159,638
Total Assets	$1,167,483,937	$1,112,051,906

Liabilities and Equity:
Mortgage and other indebtedness	$669,742,156	$677,661,466
Accounts payable and accrued expenses	37,931,722	53,144,015
Deferred revenue and other liabilities	22,551,294	24,594,794
Total Liabilities	730,225,172	755,400,275
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	48,911,344	67,276,904
Equity:
Kite Realty Group Trust Shareholders’ Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 62,963,674 shares and 34,181,179 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	629,637	341,812
Additional paid in capital	449,241,738	343,631,595
Accumulated other comprehensive income	(6,628,878)	(7,739,154)
Accumulated deficit	(59,310,084)	(51,276,059)
Total Kite Realty Group Trust Shareholders’ Equity	383,932,413	284,958,194
Noncontrolling Interests	4,415,008	4,416,533
Total Equity	388,347,421	289,374,727
Total Liabilities and Equity	$1,167,483,937	$1,112,051,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Minimum rent	$17,951,594	$18,304,809	$35,937,438	$36,188,937
Tenant reimbursements	4,664,968	4,569,309	9,360,649	9,588,247
Other property related revenue	1,770,070	2,974,507	3,358,178	8,131,592
Construction and service fee revenue	5,762,463	8,311,318	11,911,458	12,599,840
Total revenue	30,149,095	34,159,943	60,567,723	66,508,616
Expenses:
Property operating	4,098,494	3,924,055	9,689,094	8,285,826
Real estate taxes	3,603,116	3,246,816	6,396,881	6,301,165
Cost of construction and services	5,017,734	7,024,400	10,577,050	10,788,634
General, administrative, and other	1,547,357	1,259,408	2,890,827	2,969,358
Depreciation and amortization	8,728,789	8,348,003	16,240,227	16,376,666
Total expenses	22,995,490	23,802,682	45,794,079	44,721,649

Operating income	7,153,605	10,357,261	14,773,644	21,786,967
Interest expense	(6,991,624)	(7,351,499)	(13,768,132)	(14,605,065)
Income tax expense of taxable REIT subsidiary	(13,233)	(251,858)	(51,185)	(1,405,086)
Other income, net	35,622	31,676	84,521	96,908
Income from unconsolidated entities	121,017	86,121	152,517	147,295
Income from continuing operations	305,387	2,871,701	1,191,365	6,021,019
Income from discontinued operations	—	305,041	—	635,864
Consolidated net income	305,387	3,176,742	1,191,365	6,656,883
Net income attributable to noncontrolling interest	(48,302)	(717,453)	(233,038)	(1,490,295)
Net income attributable to Kite Realty Group Trust	$257,085	$2,459,289	$958,327	$5,166,588

Income per common share - basic & diluted:
Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.01	$0.07	$0.02	$0.16
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	0.01	—	0.02
Net income attributable to Kite Realty Group Trust common shareholders	$0.01	$0.08	$0.02	$0.18

Weighted average common shares outstanding - basic	47,988,205	29,147,361	41,124,387	29,088,327
Weighted average common shares outstanding - diluted	48,081,453	29,269,062	41,198,377	29,161,590

Dividends declared per common share	$0.0600	$0.2050	$0.2125	$0.4100

Net income attributable to Kite Realty Group Trust common shareholders:
Income from continuing operations	$257,085	$2,221,968	$958,327	$4,672,217
Discontinued operations	—	237,321	—	494,371
Net income attributable to Kite Realty Group Trust common shareholders	$257,085	$2,459,289	$958,327	$5,166,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

				Accumulated
				Other
	Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Deficit	Total

Balances, December 31, 2008	34,181,179	$341,812	$343,631,595	$(7,739,154)	$(51,276,059)	$284,958,194
Stock compensation activity	23,730	237	452,962	—	—	453,199
Proceeds of common share offering, net of costs	28,750,000	287,500	87,305,770	—	—	87,593,270
Proceeds from employee share purchase plan	8,765	88	27,703	—	—	27,791
Other comprehensive income	—	—	—	1,110,276	—	1,110,276
Distributions declared	—	—	—	—	(8,992,352)	(8,992,352)
Net income	—	—	—	—	958,327	958,327
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	17,823,708	—	—	17,823,708
Balances, June 30, 2009	62,963,674	$629,637	$449,241,738	$(6,628,878)	$(59,310,084)	$383,932,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Consolidated net income	$1,191,365	$6,656,883
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entities	(152,517)	(147,295)
Straight-line rent	(854,283)	(462,921)
Depreciation and amortization	17,053,870	17,132,592
Provision for credit losses	1,200,537	318,904
Compensation expense for equity awards	283,454	412,298
Amortization of debt fair value adjustment	(215,429)	(215,429)
Amortization of in-place lease liabilities	(1,563,112)	(1,625,953)
Distributions of income from unconsolidated entities	72,000	243,105
Changes in assets and liabilities:
Tenant receivables	378,270	1,728,814
Deferred costs and other assets	9,612	(4,176,518)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(6,027,438)	2,267,285
Net cash provided by operating activities	11,376,329	22,131,765
Cash flows from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(16,026,633)	(57,918,615)
Change in construction payables	(3,291,327)	(704,888)
Contributions to unconsolidated entities	(9,112,912)	—
Distributions of capital from unconsolidated entities	—	725,235
Net cash used in investing activities	(28,430,872)	(57,898,268)
Cash flows from financing activities:
Equity issuance proceeds, net of costs	87,621,061	846,778
Loan proceeds	64,660,320	62,773,357
Loan transaction costs	(370,074)	(253,043)
Loan payments	(72,364,200)	(18,831,255)
Distributions paid – common shareholders	(12,188,873)	(11,901,897)
Distributions paid – redeemable noncontrolling interests	(2,911,563)	(3,419,074)
Distributions to noncontrolling interests	(48,000)	(446,286)
Net cash provided by financing activities	64,398,671	28,768,580
Net change in cash and cash equivalents	47,344,128	(6,997,923)
Cash and cash equivalents, beginning of period	9,917,875	19,002,268
Cash and cash equivalents, end of period	$57,262,003	$12,004,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States. The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiary. At June 30, 2009, the Company owned interests in 55 operating properties (consisting of 51 retail properties, three commercial operating properties and an associated parking garage) and eight properties under development or redevelopment. Of the 63 total properties held at June 30, 2009, the Company owned a controlling interest in all but one operating property and one parcel of land currently undergoing pre-development activities (collectively the “unconsolidated joint venture properties”), both of which are accounted for under the equity method.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The unaudited financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

The Company has evaluated subsequent events through the time that the financial statements for the period ended June 30, 2009 were filed with the SEC in the Company’s Quarterly Report on Form 10-Q on August 10, 2009.

Consolidation and Investments in Joint Ventures

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

•                  the inability of any other partner or owner to replace us as a manager of the property; or

•                  being the primary beneficiary of a VIE.

The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements and other contractual arrangements, when determining the party obligated to absorb the majority of the expected losses, as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). There have been no changes as of June 30, 2009 in the Company’s conclusions regarding whether an entity qualifies as a VIE or whether the Company is the primary beneficiary of any previously identified VIE.

As of June 30, 2009, the Company had investments in six joint ventures that are VIEs in which the Company is the primary beneficiary. As of June 30, 2009, these VIEs had total debt of approximately $96.7 million which is secured by assets of the VIEs totaling approximately $180.4 million.  The Operating Partnership guarantees the debt of these VIEs.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

Noncontrolling Interests

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

The noncontrolling interests in the Operating Partnership for the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008
Noncontrolling interests balance January 1	$4,416,533	$4,421,500
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	46,475	15,600
Distributions to noncontrolling interests	(48,000)	(446,286)
Company purchase of noncontrolling interests	—	427,612
Noncontrolling interests balance at June 30	$4,415,008	$4,418,426

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

The redeemable noncontrolling interests in the Operating Partnership for the six months ended June 30, 2009 and 2008 was as follows:

	2009	2008
Redeemable noncontrolling interests balance January 1	$67,276,904	$127,325,047
Net income allocable to redeemable noncontrolling interests	186,563	1,474,695
Accrued distributions to redeemable noncontrolling interests	(1,711,091)	(3,412,956)
Other comprehensive income (loss) allocable to redeemable noncontrolling interests (1)	982,676	(68,033)
Adjustment to redeemable noncontrolling interests - operating partnership	(17,823,708)	(21,465,653)
Redeemable noncontrolling interests balance at June 30	$48,911,344	$103,853,100

(1)                    Represents the noncontrolling interests share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The following sets forth comprehensive income (loss) allocable to noncontrolling interests for the six months ended June 30, 2009 and 2008:

	2009	2008
Accumulated comprehensive loss balance at January 1	$(1,827,167)	$(696,313)
Other comprehensive income (loss) allocable to noncontrolling interests (1)	982,676	(68,033)
Accumulated comprehensive loss balance at June 30	$(844,491)	$(764,346)

(1)          Represents the noncontrolling interests share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

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

The Company allocates net operating results of the Operating Partnership to noncontrolling interest holders based on the partners’ respective weighted average ownership interest. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect such interests in the Operating Partnership at the greater of historical book value or redemption value. This adjustment is reflected in the Company’s shareholders’ equity. The Company’s and the redeemable noncontrolling interests in the Operating Partnership for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Company’s weighted average diluted interest in Operating Partnership	85.7%	77.8%	83.7%	77.8%
Redeemable noncontrolling weighted average diluted interests in Operating Partnership	14.3%	22.2%	16.3%	22.2%

The Company’s and the noncontrolling interests in the Operating Partnership at June 30, 2009 and December 31, 2008 were as follows:

	Balance at
	June 30, 2009	December 31, 2008
Company’s interest in Operating Partnership	88.7%	80.9%
Noncontrolling interests in Operating Partnership	11.3%	19.1%

Investment Properties

Investment properties are recorded at cost and include costs of acquisitions, development, pre-development, construction costs, certain allocated overhead, tenant allowances and improvements, and interest and real estate taxes incurred during construction. Significant renovations and improvements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. If a tenant vacates a space prior to the lease expiration, terminates its lease, or otherwise notifies the Company of its intent to do so, any related unamortized tenant allowances are immediately expensed.  Maintenance and repairs that do not extend the useful lives of the respective assets are reflected in property operating expense.

The Company incurs costs prior to land acquisition and for certain land held for development including acquisition contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in land held for development in the accompanying condensed consolidated balance sheets. If the Company determines that the development of a property is no longer probable, any pre-development costs previously incurred are immediately expensed. Once construction commences on the land, the related capitalized costs are transferred to construction in progress.

The Company also capitalizes costs such as construction, interest, real estate taxes, salaries and related costs of personnel directly involved with the development of our properties.  As portions of the development property become operational, the Company expenses appropriate costs on a pro rata basis.

Depreciation on buildings and improvements is provided utilizing the straight-line method over estimated original useful lives ranging from 10 to 35 years. Depreciation on tenant allowances and improvements is provided utilizing the straight-line method over the term of the related lease. Depreciation on equipment and fixtures is provided utilizing the straight-line method over 5 to 10 years.

Impairment

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 144”), management reviews investment properties and intangible assets within the real estate operation and development segment for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Impairment analysis requires management to make certain assumptions and requires significant judgment. Management does not believe any investment properties were impaired at June 30, 2009.

Impairment losses for investment properties are recorded when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. Impairment losses are measured as the excess carrying value over the fair value of the asset.

In accordance with SFAS 144, operating properties held for sale include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year. Operating properties are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the held-for-sale period.

The Company’s properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. In accordance with SFAS 144, the operations reported in discontinued operations include those operating properties that were sold or considered held-for-sale and for which operations and cash flows can be clearly distinguished. The operations from these properties are eliminated from ongoing operations and the Company will not have a continuing involvement after disposition. Prior periods have been reclassified to reflect the operations of these properties as discontinued operations to the extent they are material to the results of operations.

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

Gains and losses on sales of real estate are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”. In summary, gains and losses from sales are not recognized unless a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the Company has transferred to the buyer the usual risks and rewards of ownership, and the Company does not have a substantial continuing financial involvement in the property.  As part of the Company’s ongoing business strategy, it will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Gains realized on such sales were $0.6 million and $2.0 million for the three months ended June 30, 2009 and 2008, respectively, and $1.6 million and $4.7 million for the six months ended June 30, 2009 and 2008, respectively, and are classified as other property related revenue in the accompanying consolidated financial statements.

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

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of certain tenants or others to meet contractual obligations under their lease or other agreements. This allowance includes an estimate of the amount of the straight-line rent receivable that is deemed to be unrealizable over the term of the tenants’ leases.  Accounts are written off when, in the opinion of management, the balance is uncollectible.

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged, at our option, for either cash or common shares under certain circumstances and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees. The only securities that had a potentially dilutive effect for the three and six months ended June 30, 2009 and 2008 were outstanding share options and deferred share units, the dilutive effect of which was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dilutive effect of outstanding share options to outstanding common shares	54,116	111,713	44,742	63,921
Dilutive effect of deferred share units to outstanding common shares	39,132	9,988	29,248	9,342
Total dilutive effect	93,248	121,701	73,990	73,263

For the periods ended June 30, 2009 and 2008, approximately 1.5 million and 1.0 million outstanding common share options, respectively, were excluded from the computation of diluted earnings per share because their impact was anti-dilutive.

Note 4. Discontinued Operation

In December 2008, the Company sold its Silver Glen Crossings property, located in Chicago, Illinois.  The results related to this property have been reflected as discontinued operations for three and six months ended June 30, 2008.

Note 5. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at June 30, 2009 and December 31, 2008:

	Balance at
	June 30, 2009	December 31, 2008
Line of credit	$77,800,000	$105,000,000
Term loan	55,000,000	55,000,000
Notes payable secured by properties under construction - variable rate	65,772,389	66,458,435
Mortgage notes payable - fixed rate	329,902,193	331,198,521
Mortgage notes payable - variable rate	140,074,375	118,595,882
Net premiums on acquired debt	1,193,199	1,408,628
Total mortgage and other indebtedness	$669,742,156	$677,661,466

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at June 30, 2009, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$329,902,193	5.5	6.00%	49%
Floating rate debt (hedged)	205,045,620	2.1	5.58%	31%
Total fixed rate debt	534,947,813	4.2	5.84%	80%
Notes payable secured by properties under construction - variable rate	65,772,389	1.4	2.67%	10%
Other variable rate debt	272,874,375	1.9	2.28%	41%
Floating rate debt (hedged)	(205,045,620)	-2.1	-2.42%	-31%
Total variable rate debt	133,601,144	1.3	2.27%	20%
Net premiums on acquired debt	1,193,199	N/A	N/A	N/A
Total debt	$669,742,156	3.6	5.13%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022. Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread of 125 to 350 basis points. At June 30, 2009, the one-month LIBOR interest rate was 0.31%.  Fixed interest rates on mortgage loans range from 5.11% to 7.65%.

For the six months ended June 30, 2009, the Company had loan borrowings of $64.7 million and loan repayments of $72.4 million.  The major components of this activity are as follows:

•               Draws of approximately $12.4 million were made on the variable rate construction loan at the Eddy Street Commons development project;

•               The maturity date of the construction loan on the Cobblestone Plaza property was extended to March 2010. In conjunction with the June 30, 2009 extension, the loan balance was paid down from $33.0 million to $26.0 million. The Company funded the approximately $7.0 million paydown from its cash and available credit.  The total commitment under this loan was reduced from $44.5 million to $37.5 million in conjunction with the $7.0 million principal curtailment payment;

•               The $4.1 million loan on the Fishers Station property was refinanced with a loan bearing interest at LIBOR + 350 basis points and maturing in June 2011;

•               Permanent financing of $15.4 million was placed on the Eastgate Pavilion shopping center, a previously unencumbered property.  This variable rate loan bears interest at LIBOR + 295 basis points and matures in April 2012;

•               The maturity date of the Delray Marketplace construction loan was extended from July 2009 to June 2011. The amount outstanding under the loan remained $9.4 million as of June 30, 2009;

•               The maturity date of the variable rate loan on the Beacon Hill property was extended from March 2009 to March 2014. The Company funded the approximately $3.5 million paydown made in conjunction with the extension utilizing its unsecured revolving credit facility;

•               Approximately $57 million was paid down on the unsecured revolving credit facility using proceeds from the Company’s May 2009 common share offering;

•               In addition to the preceding activity, during the six months ended June 30, 2009, the Company used proceeds from its unsecured revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $30 million for development, redevelopment, acquisitions and general working capital purposes; and

•               The Company made scheduled principal payments totaling approximately $1.8 million.

Unsecured Revolving Credit Facility

In 2007, the Operating Partnership entered into an amended and restated four-year $200 million unsecured revolving credit facility (the “unsecured facility”) with a group of financial institutions led by Key Bank National Association, as agent. The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option (subject to certain customary conditions).  Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR plus 115 to 135 basis points, depending on the Company’s leverage ratio.  The unsecured facility has a commitment fee ranging from 0.125% to 0.20% applicable to the average daily unused amount.  Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $400 million if there are sufficient unencumbered assets to support the additional borrowings.  The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate.  Borrowings under the short-term line may not be outstanding for more than five days.

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of June 30, 2009, the Company has 52 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 50 are wholly owned and two of which are owned through joint ventures. The major unencumbered assets include: Broadstone Station, Courthouse Shadows, Four Corner Square, Hamilton Crossing, King’s Lake Square, Market Street Village, Naperville Marketplace, PEN Products, Publix at Acworth, Red Bank Commons, Shops at Eagle Creek, Traders Point II, Union Station Parking Garage, Wal-Mart Plaza and Waterford Lakes. As of June 30, 2009, the total amount available for borrowing under the unsecured credit facility was approximately $56 million.

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

In August 2008, the Operating Partnership entered into an amendment to the Term Loan, which, among other things, increased the amount available for borrowing under the original term loan agreement by an additional $25 million. This amount was subsequently drawn, resulting in an aggregate amount outstanding under the Term Loan of $55 million. The additional $25 million of proceeds of borrowings under the Term Loan were used to pay down the Company’s unsecured facility. In connection with obtaining the Term Loan, in September 2008, the Company entered into a cash flow hedge for the entire $55 million outstanding, which effectively fixed the interest rate at 5.92%.

Fair Value of Fixed and Variable Rate Debt

As of June 30, 2009, the fair value of fixed rate debt was approximately $336.1 million compared to the book value of $329.9 million. The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.39% to 6.25%. As of June 30, 2009, the fair value of variable rate debt was approximately $337.1 million compared to the book value of $338.6 million. The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.31% to 6.67%.

Note 6. Shareholders’ Equity

On May 11, 2009, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share for the second quarter of 2009. Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.06 per Operating Partnership unit for the same period. These distributions were paid on July 17, 2009 to shareholders and unitholders of record as of July 7, 2009.

In May 2009, the Company completed an equity offering of 28,750,000 common shares at an offering price of $3.20 per share for aggregate gross and net proceeds of $92.0 million and $87.6 million, respectively.  Approximately $57 million of the net proceeds were used to repay borrowings under the Company’s unsecured revolving credit facility and the remainder was retained as cash.

In February and March 2009, the Compensation Committee of the Company’s Board of Trustees approved a long-term equity incentive compensation award of a total of approximately 527,000 share options to management and other employees, the value of which was determined using the Black-Scholes valuation methodology.  These share options were issued with exercise prices ranging from $2.64 to $3.56 and will vest ratably over five years beginning on the first anniversary date of the grant.

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges.  The Company has agreements with each of its derivative counterparties that contain a provision provided that the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of June 30, 2009, the Company was party to various consolidated cash flow hedge agreements totaling $205 million, which effectively fix certain variable rate debt at interest rates ranging from 4.40% to 6.32% and mature over various terms through 2012.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The only assets or liabilities that the Company records at fair value on a recurring basis are interest rate hedge agreements. The fair value of the Company’s interest rate hedge agreements as of June 30, 2009 was approximately $7.9 million, including accrued interest of approximately $0.4 million, which is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company currently expects approximately $5.7 million to be an increase to interest expense as the hedged forecasted interest payments occur. No hedge ineffectiveness on cash flow hedges was recognized by the Company during any period presented. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings during 2009 and the first six months of 2010. During the three months ended June 30, 2009 and June 30, 2008 approximately $1.6 million and $0.6 million, respectively, was reclassified as a reduction to earnings. During the six months ended June 30, 2009 and June 30, 2008, approximately $3.0 million and $1.0 million, respectively, was reclassified as a reduction to earnings.

The Company’s share of net unrealized losses on its interest rate hedge agreements are the only components of its accumulated comprehensive income calculation. The following sets forth comprehensive income allocable to the Company for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income attributable to Kite Realty Group Trust	$257,085	$2,459,289	$958,327	$5,166,588
Other comprehensive income allocable to Kite Realty Group Trust(1)	875,828	2,325,875	1,110,276	443,827
Comprehensive income attributable to Kite Realty Group Trust	$1,132,913	$4,785,164	$2,068,603	$5,610,415

(1)                    Represents the Company’s share of the changes in the fair value of derivative instruments accounted for as cash flow hedges.

Note 8. Segment Data

The operations of the Company are aligned into two business segments: (1) real estate operation and (2) development, construction and advisory services. Segment data of the Company for the three and six months ended June 30, 2009 and 2008 are as follows:

Three Months Ended June 30, 2009	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$24,718,718	$14,131,965	$38,850,683	$(8,701,588)	$30,149,095
Operating expenses, cost of construction and services, general, administrative and other	8,519,726	14,456,010	22,975,736	(8,709,035)	14,266,701
Depreciation and amortization	8,683,006	45,783	8,728,789	—	8,728,789
Operating income (loss)	7,515,986	(369,828)	7,146,158	7,447	7,153,605
Interest expense	(7,103,791)	—	(7,103,791)	112,167	(6,991,624)
Income tax expense of taxable REIT subsidiary	—	(13,233)	(13,233)	—	(13,233)
Other income	147,789	—	147,789	(112,167)	35,622
Income from unconsolidated entities	121,017	—	121,017	—	121,017
Consolidated net income (loss)	681,001	(383,061)	297,940	7,447	305,387
Net (income) loss attributable to noncontrolling interests	(76,827)	29,088	(47,739)	(563)	(48,302)
Net income (loss) attributable to Kite Realty Group Trust	$604,174	$(353,973)	$250,201	$6,884	$257,085
Total assets	$1,164,188,621	$32,550,201	$1,196,738,822	$(29,254,885)	$1,167,483,937

Three Months Ended June 30, 2008	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$26,048,048	$20,781,305	$46,829,353	$(12,669,410)	$34,159,943
Operating expenses, cost of construction and services, general, administrative and other	7,581,712	20,229,989	27,811,701	(12,357,022)	15,454,679
Depreciation and amortization	8,306,647	41,356	8,348,003	—	8,348,003
Operating income (loss)	10,159,689	509,960	10,669,649	(312,388)	10,357,261
Interest expense	(7,401,099)	(96,037)	(7,497,136)	145,637	(7,351,499)
Income tax expense of taxable REIT subsidiary	—	(251,858)	(251,858)	—	(251,858)
Other income	177,313	—	177,313	(145,637)	31,676
Income from unconsolidated entities	86,121	—	86,121	—	86,121
Income from continuing operations	3,022,024	162,065	3,184,089	(312,388)	2,871,701
Income from discontinued operations	305,041	—	305,041	—	305,041
Consolidated net income (loss)	3,327,065	162,065	3,489,130	(312,388)	3,176,742
Net (income) loss attributable to noncontrolling interests	(752,245)	(34,281)	(786,526)	69,073	(717,453)
Net income (loss) attributable to Kite Realty Group Trust	$2,574,820	$127,784	$2,702,604	$(243,315)	$2,459,289
Total assets	$1,073,642,118	$57,735,969	$1,131,378,087	$(39,585,616)	$1,091,792,471

Six Months Ended June 30, 2009	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$48,910,183	$27,976,987	$76,887,170	$(16,319,447)	$60,567,723
Operating expenses, cost of construction and services, general, administrative and other	17,446,461	28,404,254	45,850,715	(16,296,863)	29,553,852
Depreciation and amortization	16,150,185	90,042	16,240,227	—	16,240,227
Operating income (loss)	15,313,537	(517,309)	14,796,228	(22,584)	14,773,644
Interest expense	(13,992,127)	—	(13,992,127)	223,995	(13,768,132)
Income tax expense of taxable REIT subsidiary	—	(51,185)	(51,185)	—	(51,185)
Other income	308,516	—	308,516	(223,995)	84,521
Income from unconsolidated entities	152,517	—	152,517	—	152,517
Consolidated net income (loss)	1,782,443	(568,494)	1,213,949	(22,584)	1,191,365
Net (income) loss attributable to noncontrolling interests	(301,315)	63,261	(238,054)	5,016	(233,038)
Net income (loss) attributable to Kite Realty Group Trust	$1,481,128	$(505,233)	$975,895	$(17,568)	$958,327
Total assets	$1,164,188,621	$32,550,201	$1,196,738,822	$(29,254,885)	$1,167,483,937

Six Months Ended June 30, 2008	Real Estate Operation	Development, Construction and Advisory Services (1)	Subtotal	Intersegment Eliminations	Total
Revenues	$51,217,854	$36,192,442	$87,410,296	$(20,901,680)	$66,508,616
Operating expenses, cost of construction and services, general, administrative and other	16,081,204	32,575,103	48,656,307	(20,311,324)	28,344,983
Depreciation and amortization	16,295,835	80,831	16,376,666	—	16,376,666
Operating income (loss)	18,840,815	3,536,508	22,377,323	(590,356)	21,786,967
Interest expense	(14,694,265)	(269,901)	(14,964,166)	359,101	(14,605,065)
Income tax expense of taxable REIT subsidiary	—	(1,405,086)	(1,405,086)	—	(1,405,086)
Other income	457,261	(1,252)	456,009	(359,101)	96,908
Income from unconsolidated entities	147,295	—	147,295	—	147,295
Income from continuing operations	4,751,106	1,860,269	6,611,375	(590,356)	6,021,019
Income from discontinued operations	635,864	—	635,864	—	635,864
Consolidated net income (loss)	5,386,970	1,860,269	7,247,239	(590,356)	6,656,883
Net (income) loss attributable to noncontrolling interests	(1,208,374)	(412,980)	(1,621,354)	131,059	(1,490,295)
Net income (loss) attributable to Kite Realty Group Trust	$4,178,596	$1,447,289	$5,625,885	$(459,297)	$5,166,588
Total assets	$1,073,642,118	$57,735,969	$1,131,378,087	$(39,585,616)	$1,091,792,471

(1)          Development, Construction and Advisory Services revenue includes $3.0 million of net gain from the sale of land at a property within the Company’s taxable REIT subsidiary. Income tax expense related to this sale was approximately $1.1 million.

Note 9. Commitments and Contingencies

Eddy Street Commons at the University of Notre Dame

Phase I of Eddy Street Commons at the University of Notre Dame, located adjacent to the University in South Bend, Indiana is one of the Company’s current major development pipeline projects.  This multi-phase project is expected to include retail, office, hotels, a parking garage, apartments and residential units.  The Company will own the retail and office components while other components are expected to be owned by third parties or through joint ventures.  The City of South Bend has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which are being used for the construction of a parking garage and infrastructure improvements to this project

The Company has jointly guaranteed the apartment developer’s construction loan, which at June 30, 2009, has an outstanding balance of approximately $15.4 million.  The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the $200 million project (the Company’s portion of which is approximately $64 million), with the exception of certain of the residential units, consistent with commitments the Company typically makes in connection with other bank-funded development projects.  If the Company is required to complete a portion of the residential components of the project or perform under its guaranty obligations, it has the right to pursue control of the related assets.  If the Company fails to fulfill its contractual obligations in connection with the project, but is using its best efforts to do so, it may be held liable but it has limited its liability to both the University of Notre Dame and the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture under circumstances where the lender has limited recourse to the Company. As of June 30, 2009, the Company’s share of unconsolidated joint venture indebtedness was approximately $15.6 million.  As of June 30, 2009, the Operating Partnership had guaranteed unconsolidated joint venture debt of $13.5 million in the event the joint venture partnership defaults under terms of the underlying arrangement, all of which was related to the Parkside Town Commons development.  Certain mortgages, which are guaranteed by the Operating Partnership, are secured by the property and leases of the joint venture, and the Operating Partnership has the right to attempt to sell the property in order to satisfy the outstanding obligation.

Other Commitments and Contingencies

The Company is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. Management believes that such routine litigation, claims and administrative proceedings will not have a material adverse impact on the Company’s condensed consolidated financial statements.

As of June 30, 2009, the Company had outstanding letters of credit totaling $6.3 million, approximately $1.7 million of which all requirements have been satisfied as of that date. At that date, there were no amounts advanced against these instruments.

Note 10. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s adoption of SFAS 141R on January 1, 2009 did not have a material impact on its condensed consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” which permitted a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, we adopted SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on reported earnings per share.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which requires (i) disclosure of the fair value of all financial instruments for which it is practicable to estimate that value in interim period financial statements as well as in annual financial statements, (ii) that the fair value information be presented together with the related carrying amount of the asset or liability, and (iii) disclosure of the methods and significant assumptions used to estimate the fair value and changes, if any, to the methods and significant assumptions used during the period. The FSP is effective for interim periods ending after June 15, 2009, and requires additional disclosures in interim periods which were previously only required in annual financial statements. The Company adopted this FSP in the second quarter of 2009 and the required disclosure is presented in Note 5.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity must also disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The standard also requires entities to disclose the date through which subsequent events have been evaluated (for public companies, the date the financial statements are issued)  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. Accordingly, the Company adopted the provisions of SFAS 165 in the second quarter of 2009, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements. Refer to Note 11 for the Company’s disclosure of subsequent events.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation. SFAS 167 requires a company to perform an analysis to determine whether its variable interest gives it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, SFAS 167 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. SFAS 167 requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Company has not yet determined the impact that SFAS 167 will have on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”), and approved the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will require future references to authoritative U.S. GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company’s condensed consolidated financial statements.

Note 11. Subsequent Events

The Company has evaluated subsequent events through the time that the financial statements for the period ended June 30, 2009 were filed with the SEC in the Company’s Quarterly Report on Form 10-Q on August 10, 2009.

In July 2009, the Company refinanced the $8.2 million loan on its Bridgewater Crossing property with a loan bearing interest at LIBOR plus 185 basis points and maturing in June 2013.  The original loan matured in June 2010 and had a total commitment of $12.0 million. In conjunction with the refinancing, the Company made a $1.2 million paydown to bring the loan balance to $7.0 million, which is the revised total commitment.

The loan on The Centre, an unconsolidated operating property in which we own a 60% interest, matured in June 2009 and was subsequently extended to August 1, 2009.  In July 2009, in order to pay off the bank loan, the Company made a loan of $2.1 million to the partnership bearing interest at 12% for 30 days and 15% thereafter and maturing in February 2011.  The Company is currently in discussions with a lender for replacement financing for this loan.  The Company will evaluate the appropriateness of consolidating this entity during the third quarter of 2009.

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

As of June 30, 2009, we owned interests in 55 operating properties (consisting of 51 retail properties totaling approximately 7.9 million square feet of gross leasable area (including non-owned anchor space), three operating commercial properties totaling approximately 0.5 million square feet of net rentable area, and an associated parking garage).  Also, as of June 30, 2009, we had an interest in eight properties in our development and redevelopment pipelines. Upon completion, we anticipate our current development and redevelopment properties to have approximately 1.2 million square of total gross leasable area.

In addition to our current development and redevelopment pipelines, we have a “shadow” development pipeline which includes land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financings.  As of June 30, 2009, this shadow pipeline consisted of six projects that are expected to contain approximately 2.8 million square feet of total gross leasable area upon completion.  We have reduced our estimated capital expenditures in the shadow pipeline by approximately $110 million by focusing on ground leasing or selling to end users as well as modifying the scope of our development projects.

Finally, as of June 30, 2009, we also owned interests in other land parcels comprising approximately 95 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties. These land parcels are classified as “Land held for development” in the accompanying condensed consolidated balance sheet.

Current Economic Conditions and Impact on Our Retail Tenants

Our business continues to feel the effects of the extended turmoil in the U.S credit markets and the overall softening of the economic environment. We expect the difficult economic conditions that have significantly restricted consumer spending to continue throughout 2009 and likely beyond. The U.S. Congress, the Presidential Administration and the Federal Reserve Bank have taken various steps, including establishing various stimulus packages and governmental monetary packages, in an effort to curtail the recession and promote stability in the U.S. economy as a whole. It is not yet clear what effect, if any, these actions will have on banks and other financial institutions, the broader financial and credit markets and the economy in general.

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

•                  Decreased Home Values and Increased Home Foreclosures: U.S. home values have decreased sharply, and difficult economic conditions have also contributed to a record number of home foreclosures. The historically high level of delinquencies and foreclosures, particularly among sub-prime mortgage borrowers, may continue into the foreseeable future.

•                  Rising Unemployment Rates: The U.S. unemployment rate continues to rise dramatically. According to the Bureau of Labor Statistics, by the end of the second quarter of 2009, approximately 14.7 million, or 9.5%, of Americans were unemployed, the highest level in 26 years. Rising unemployment rates could cause further decreases in consumer spending, thereby negatively affecting the businesses of our retail tenants.

•                  Decreasing Consumer Confidence: Consumer confidence is at its lowest level in decades, leading to a decline in spending on discretionary purchases. In the second quarter of 2009, consumer spending declined 1.2% while the savings rate rose to 5.2%, the highest it has been since 1998.  In addition, the significant increase in personal and business bankruptcies reflects an economy in distress, with financially over-extended consumers less likely to purchase goods and/or services from our retail tenants.

As discussed below, these conditions damage the businesses of our retail tenants and in turn have a negative impact on our business. To the extent these conditions persist or deteriorate further, our tenants may be required to curtail or cease their operations, which could materially and negatively affect our business in general and our cash flows in particular.

Impact of Economy on REITs, Including Us

As an owner and developer of community and neighborhood shopping centers, our operating and financial performance is directly affected by economic conditions in the retail sector of those markets in which our operating centers and development properties are located. This is particularly true in the states of Indiana, Florida and Texas, where the majority of our properties are located, and in North Carolina, where a significant portion of our development projects and land parcels held for development are located.  As discussed above, due to the challenges facing U.S. consumers, the operations of our retail tenants are being negatively affected.  In turn, this is having a negative impact on our business, including in the following ways:

•                  Difficulty In Collecting Rent; Rent Adjustments.  When consumers spend less, our tenants typically experience decreased revenues and cash flows.  This makes it more difficult for some of our tenants to pay their rent obligations, which is the primary source of our revenues.  A number of tenants requested decreases or deferrals in their rent obligation in the first half of 2009. Some of these requests have been granted in order to assist our tenants through the current economic difficulties, which will negatively affect our cash flows in the short-term. In addition, we have increased our allowance for doubtful accounts as we anticipate having more difficulty in collecting rent receivables.

•                  Termination of Leases.  If our tenants continue to struggle to meet their rental obligations, they may be forced to vacate their stores and terminate their leases with us.  During the first half of 2009, several tenants vacated their stores, and in some cases, terminated their leases with us.  When tenants terminate their leases with us, we may be able to negotiate lease termination fees from them but in other cases we may not.

•                  Tenant Bankruptcies. The number of bankruptcies by U.S. businesses surged in the latter part of 2008. This trend continued through the first half of 2009 and may continue into the foreseeable future. Likewise, bankruptcies of our retail tenants also increased sharply in 2008 and into 2009.  For example, in late 2008, Circuit City Stores, Inc. filed a petition for bankruptcy protection under Chapter 11 of the federal bankruptcy laws and, in early 2009, declared that it would be liquidating and closing all of its stores. At that time, Circuit City operated stores at three of our properties, and in March 2009 they ceased operations and closed those stores.

•                  Decrease in Demand for Retail Space.  Reflecting the extremely difficult current market conditions, demand for retail space at our shopping centers has decreased while availability has increased due to tenant terminations and bankruptcies.  The excess capacity generated by big box tenant bankruptcies has led to increased competition to lease these spaces and downward pressure on rental rates. Overall tenancy at our shopping centers declined over the last 12 months and may continue to decline in the future until financial markets, consumer confidence, the unemployment rate and the economy in general stabilize and begin to improve. As of June 30, 2009, our retail operating portfolio was approximately 91% leased compared to approximately 93% leased as of June 30, 2008. In addition, these conditions have made it significantly more difficult for us to lease space in our development projects, which may adversely affect the expected returns from these projects or delay their completion.

•                  Decrease in Third Party Construction Activity. As a reflection of the various economic and other factors previously discussed, we are anticipating a general decline in third party construction activity in the foreseeable future, which could have a negative impact on the revenues of our development, construction and advisory services segment.

The factors discussed above, among others, continued to have a negative impact on our business in the second quarter of 2009.  We expect that these conditions will continue into the foreseeable future.

Financing Strategy and 2009 Maturities

Our ability to obtain financing on satisfactory terms and to refinance borrowings as they mature has also been affected by the condition of the economy in general and by the current instability of the financial markets in particular. As of June 30, 2009, approximately $29 million of our consolidated indebtedness was scheduled to mature in the remainder of 2009 (approximately $31 million including our share of unconsolidated debt), including scheduled monthly principal payments for the remainder of 2009. We believe we have good relationships with a number of banks and other financial institutions that will allow us an opportunity to refinance these borrowings with the existing lenders or replacement lenders.  However, in this current challenging environment, it is imperative that we identify alternative sources of financing and other capital in the event we are not able to refinance these loans on satisfactory terms, or at all. It is also important for us to obtain financing in order to complete our development and redevelopment projects.

We engaged in a number of financing and refinancing activities in the second quarter of 2009. In May, we paid down approximately $57 million on our unsecured revolving credit facility using proceeds from our common share offering.  Also in May, we placed $15.4 million of permanent financing on our Eastgate Pavilion shopping center, a previously unencumbered property.  This variable rate loan bears interest at LIBOR plus 295 basis points and matures in April, 2012.   In June, we refinanced the $44.5 million construction loan on our Cobblestone Plaza property with a variable rate loan that bears interest at LIBOR plus 250 basis points and matures in March, 2010.  Also in June, we refinanced the $4.1 million loan on our Fishers Station property with a loan bearing interest at LIBOR plus 350 basis points and maturing in June 2011.  Also in June, we extended the maturity date of the $9.4 million Delray Marketplace construction loan from July 2009 to June 2011.  As of June 30, 2009, approximately $56 million was available to be drawn under our unsecured revolving credit facility.

As part of our financing strategy, we will continue to seek to refinance and/or extend our debt that is maturing in 2009 and 2010. While we can give no assurance, due to these efforts and the current status of negotiations with existing and alternative lenders for our near-term maturing indebtedness, we currently believe we will have the ability to extend, refinance, or repay all of our debt that is maturing through at least 2009, including, to the extent necessary, utilizing the availability on our unsecured revolving credit facility.

Obtaining new financing is also important to our business due to the capital needs of our existing development and redevelopment projects. The properties in our development and redevelopment pipelines, which are primary drivers for our near-term growth, will require a substantial amount of capital to complete. As of June 30, 2009, our unfunded share of the total estimated cost of the properties in our current development and redevelopment pipelines was approximately $29 million. While we believe we will have access to sufficient resources to be able to fund our investments in these projects through a combination of our $57.3 million in cash and cash equivalents, new and existing construction loans and draws on our unsecured credit facility (which, as noted above, had $56 million of availability as of June 30, 2009), a prolonged credit crisis will make it more costly and difficult to raise additional capital, if necessary.

Critical Accounting Policies and Estimates

Our critical accounting policies as discussed in our 2008 Annual Report on Form 10-K have not materially changed during the first six months of 2009. See Notes 2 and 10 to the condensed consolidated financial statements in Item 1 of this report for a summary of significant accounting policies and recent accounting pronouncements.

Results of Operations

At June 30, 2009, we owned interests in 55 operating properties (consisting of 51 retail properties, three operating commercial properties and an associated parking garage) and eight entities that held interests in development or redevelopment properties. Of the 63 total properties held at June 30, 2009, one operating property and one parcel of pre-development land were owned through joint ventures and accounted for under the equity method.

At June 30, 2008, we owned interests in 56 operating properties (consisting of 51 retail properties, four operating commercial properties and an associated parking garage) and 11 entities that held interests in development or redevelopment properties. Of the 67 total properties held at June 30, 2008, two operating properties and one parcel of pre-development land were owned through joint ventures and accounted for under the equity method.

The comparability of results of operations is significantly affected by our development, redevelopment, and operating property acquisition and disposition activities in 2008 and 2009.  Therefore, we believe it is most useful to review the comparisons of our 2008 and 2009 results of operations (as set forth below under “Comparison of Operating Results for the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008” and “Comparison of Operating Results for the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008”) in conjunction with the discussion of our significant development, redevelopment, and operating property acquisition and disposition activities during those periods, which is set forth directly below.

Development Activities

The following development properties were in our current development pipeline and were operational or partially operational at various times from January 1, 2008 through June 30, 2009:

Property Name	MSA	Economic Occupancy Date(1)	Owned GLA

Cobblestone Plaza	Ft. Lauderdale, FL	March 2009	157,957
54th & College	Indianapolis, IN	June 2008	N/A	(2)
Bayport Commons	Tampa, FL	September 2007	94,756
Tarpon Springs Plaza	Naples, FL	July 2007	82,546
Gateway Shopping Center	Marysville, WA	April 2007	100,949

(1)                                     Represents the date in which we started receiving rental payments under tenant leases at the property or the tenant took possession of the property, whichever occurred first.

(2)                                     Property is ground leased to a single tenant.

Property Acquisition Activities

In February 2008, we purchased Rivers Edge, a 110,875 square foot shopping center located in Indianapolis, Indiana, for $18.3 million.  We utilized approximately $2.7 million of proceeds from the November 2007 sale of our 176th & Meridian property in a like-kind exchange under Section 1031 of the Internal Revenue Code.  The remaining purchase price of $15.6 million was funded initially through a draw on our unsecured revolving credit facility and subsequently refinanced with a variable rate loan bearing interest at LIBOR plus 125 basis points and maturing on February 3, 2010.  This property was purchased with the intent to redevelop; therefore, it is included in our redevelopment pipeline, as shown in the “Redevelopment Activities” table below. However, for purposes of the comparison of operating results, this property is classified as property acquired during 2008 in the comparison of operating results tables below.

Operating Property Disposition Activities

The following operating properties were sold from January 1, 2008 through June 30, 2009:

Property Name	MSA	Disposition Date	Owned GLA

Spring Mill Medical, Phase I(1)	Indianapolis, Indiana	December 2008	63,431
Silver Glen Crossing	Chicago, Illinois	December 2008	132,716

(1)                         At the time of sale, Spring Mill Medical was an unconsolidated joint venture property in which we held a 50% interest.

Redevelopment Activities

The following properties were in our redevelopment pipeline at various times during the period from January 1, 2008 through June 30, 2009:

Property Name	MSA	Transition Date(1)	Owned GLA

Coral Springs Plaza	Ft. Lauderdale, Florida	March 2009	94,756
Galleria Plaza	Dallas, Texas	March 2009	44,306
Courthouse Shadows	Naples, Florida	September 2008	134,867
Four Corner Square	Maple Valley, Washington	September 2008	73,099
Bolton Plaza	Jacksonville, Florida	June 2008	172,938
Rivers Edge	Indianapolis, Indiana	June 2008	110,875
Glendale Town Center(2)	Indianapolis, Indiana	March 2007	685,000
Shops at Eagle Creek(3)	Naples, Florida	December 2006	75,944

(1)                                  Transition date represents the date the property was transitioned from our operating portfolio to our redevelopment pipeline.

(2)                                  Property was transitioned back into the operating portfolio in the third quarter of 2008 as redevelopment was substantially completed. However, because the property was under redevelopment during the first half of 2008, it is classified as such in the comparison of operating results tables below.

(3)                                  Property was transitioned back into the operating portfolio in the first quarter of 2009 as redevelopment was substantially completed. However, because the property was under redevelopment during 2008, it is classified as such in the comparison of operating results tables below.

Comparison of Operating Results for the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

The following table reflects our consolidated statements of operations for the three months ended June 30, 2009 and 2008 (unaudited):

	2009	2008	Increase (Decrease) 2009 to 2008
Revenue:
Rental income (including tenant reimbursements)	$22,616,562	$22,874,118	$(257,556)
Other property related revenue	1,770,070	2,974,507	(1,204,437)
Construction and service fee revenue	5,762,463	8,311,318	(2,548,855)
Total Revenue	30,149,095	34,159,943	(4,010,848)
Expenses:
Property operating expense	4,098,494	3,924,055	174,439
Real estate taxes	3,603,116	3,246,816	356,300
Cost of construction and services	5,017,734	7,024,400	(2,006,666)
General, administrative, and other	1,547,357	1,259,408	287,949
Depreciation and amortization	8,728,789	8,348,003	380,786
Total Expenses	22,995,490	23,802,682	(807,192)
Operating income	7,153,605	10,357,261	(3,203,656)
Add:
Other income, net	35,622	31,676	3,946
Income from unconsolidated entities	121,017	86,121	34,896
Deduct:
Interest expense	6,991,624	7,351,499	(359,875)
Income tax expense of taxable REIT subsidiary	13,233	251,858	(238,625)
Income from continuing operations	305,387	2,871,701	(2,566,314)
Operating income from discontinued operations	—	305,041	(305,041)
Consolidated net income	305,387	3,176,742	(2,871,355)
Net income attributable to noncontrolling interests	(48,302)	(717,453)	669,151
Net income attributable to Kite Realty Group Trust	$257,085	$2,459,289	$(2,202,204)

Rental income (including tenant reimbursements) decreased approximately $0.3 million, or 1%, due to the following:

Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$(231,423)
Development properties that became operational or were partially operational in 2008 and/or 2009	901,063
Property acquired during 2008	(64,814)
Properties under redevelopment during 2008 and/or 2009	(862,382)
Total	$(257,556)

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.2 million decrease in rental income was primarily due to a $0.5 million decrease due to termination of big box tenants at three of our properties and smaller tenants at several other properties in 2008 and the second quarter of 2009, offset by a $0.2 million increase in real estate tax recoveries due to 2008 real estate tax refunds at several of our operating properties.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on land sales. This revenue decreased approximately $1.2 million, or 40%, as a result of a decrease of $1.3 million in gains on land sales and a $0.3 million decrease in lease termination income, offset by a $0.4 million reversal of an estimated liability for which the Company is no longer obligated.

Construction revenue and service fees decreased approximately $2.5 million, or 31%, primarily as a result of a decline in third party construction contracts due to the economic downturn and our decision to temporarily slow our third party construction activity.

Property operating expenses increased approximately $0.2 million, or 4%, due to the following:

Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$(93,081)
Development properties that became operational or were partially operational in 2008 and/or 2009	51,459
Property acquired during 2008	17,882
Properties under redevelopment during 2008 and/or 2009	198,179
Total	$174,439

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.1 million decrease in property operating expenses was primarily due to a $0.3 million decrease in several categories of operating expenses, including repairs, maintenance and nonrecoverable legal and other costs, offset by a $0.2 million increase in bad debt expense at a number of our operating properties.

Real estate taxes increased approximately $0.4 million, or 11%, due to the following:

Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$716,598
Development properties that became operational or were partially operational in 2008 and/or 2009	145,930
Property acquired during 2008	(47,491)
Properties under redevelopment during 2008 and/or 2009	(458,737)
Total	$356,300

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.7 million increase in real estate taxes was almost entirely attributable to an increase in the amount recorded as a result of the assessment of one of our commercial office properties, a small portion of which is recoverable from tenants due primarily to base year calculations.

Cost of construction and services decreased approximately $2.0 million, or 29%, primarily as a result of a decline in third party construction contracts due to the economic downturn and our decision to temporarily slow our third party construction activity.

General, administrative and other expenses increased approximately $0.3 million, or 23%. This decrease is primarily due to adjustments made to incentive compensation in 2008.

Depreciation and amortization expense increased approximately $0.4 million, or 5%, due to the following:

Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$367,117
Development properties that became operational or were partially operational in 2008 and/or 2009	375,402
Property acquired during 2008	(55,980)
Properties under redevelopment during 2008 and/or 2009	(305,753)
Total	$380,786

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.4 million increase in depreciation and amortization expense was primarily due to an increase in the acceleration of depreciation and amortization costs related to the termination of tenants at several of our operating properties.

Interest expense decreased $0.4 million, or 5%, primarily due to the pay down of our unsecured revolving credit facility with proceeds from our common share offering and the retirement of debt at three of our properties, along with a lower average LIBOR in 2009.

Income tax expense decreased $0.2 million, or 95%, primarily due to lower construction volume in our taxable REIT subsidiary.

Comparison of Operating Results for the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

The following table reflects our consolidated statements of operations for the six months ended June 30, 2009 and 2008 (unaudited):

	2009	2008	Increase (Decrease) 2009 to 2008
Revenue:
Rental income (including tenant reimbursements)	$45,298,087	$45,777,184	$(479,097)
Other property related revenue	3,358,178	8,131,592	(4,773,414)
Construction and service fee revenue	11,911,458	12,599,840	(688,382)
Total Revenue	60,567,723	66,508,616	(5,940,893)
Expenses:
Property operating expense	9,689,094	8,285,826	1,403,268
Real estate taxes	6,396,881	6,301,165	95,716
Cost of construction and services	10,577,050	10,788,634	(211,584)
General, administrative, and other	2,890,827	2,969,358	(78,531)
Depreciation and amortization	16,240,227	16,376,666	(136,439)
Total Expenses	45,794,079	44,721,649	1,072,430
Operating income	14,773,644	21,786,967	(7,013,323)
Add:
Other income, net	84,521	96,908	(12,387)
Income from unconsolidated entities	152,517	147,295	5,222
Deduct:
Interest expense	13,768,132	14,605,065	(836,933)
Income tax expense of taxable REIT subsidiary	51,185	1,405,086	(1,353,901)
Income from continuing operations	1,191,365	6,021,019	(4,829,654)
Operating income from discontinued operations	—	635,864	(635,864)
Consolidated net income	1,191,365	6,656,883	(5,465,518)
Net income attributable to noncontrolling interests	(233,038)	(1,490,295)	1,257,257
Net income attributable to Kite Realty Group Trust	$958,327	$5,166,588	$(4,208,261)

Rental income (including tenant reimbursements) decreased approximately $0.5 million, or 1%, due to the following:

Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$(671,468)
Development properties that became operational or were partially operational in 2008 and/or 2009	1,335,930
Property acquired during 2008	64,205
Properties under redevelopment during 2008 and/or 2009	(1,207,764)
Total	$(479,097)

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.7 million decrease in rental income was primarily due to a $0.6 million decrease at three of our properties due to the termination of leases in 2008 and the first six months of 2009 and a $0.1 million real estate tax refund reimbursable to tenants at one of our operating properties for fiscal year 2007 which was received in 2009.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on land sales. This revenue decreased approximately $4.8 million, or 59%, primarily as a result of a decrease of $4.2 million in gains on land sales and a $0.9 million decrease in lease termination income, offset by a $0.4 million reversal of an estimated liability for which the Company is no longer obligated.

Construction revenue and service fees decreased approximately $0.7 million, or 5%, primarily due to the timing and level of third party construction contracts.

Property operating expenses increased approximately $1.4 million, or 17%, due to the following:

Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$640,023
Development properties that became operational or were partially operational in 2008 and/or 2009	167,787
Property acquired during 2008	58,012
Properties under redevelopment during 2008 and/or 2009	537,446
Total	$1,403,268

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.6 million increase in property operating expenses was primarily due a $0.8 million net increase in bad debt expense at a number of our operating properties, offset by a $0.2 million decrease in several categories of operating expenses, including repairs, maintenance, insurance and nonrecoverable legal and other costs.

Real estate taxes increased approximately $0.1 million, or 2%, due to the following:

Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$493,799
Development properties that became operational or were partially operational in 2008 and/or 2009	125,944
Property acquired during 2008	(39,594)
Properties under redevelopment during 2008 and/or 2009	(484,433)
Total	$95,716

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.5 million increase in real estate taxes was primarily attributable to a $0.6 million increase in the amount recorded as a result of the assessment of one of our commercial office properties, a small portion of which is recoverable from tenants due primarily to base year calculations, offset by a $0.2 million real estate tax refund, net of related professional fees, at one of our operating properties.

Cost of construction and services decreased approximately $0.2 million, or 2%, primarily due to the timing and level of third party construction contracts.

General, administrative and other expenses decreased approximately $0.1 million, or 3%. This decrease is primarily due to adjustments made to incentive compensation in 2008.

Depreciation and amortization expense decreased approximately $0.1 million, or 1%, due to the following:

Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$13,903
Development properties that became operational or were partially operational in 2008 and/or 2009	560,585
Property acquired during 2008	(20,788)
Properties under redevelopment during 2008 and/or 2009	(690,139)
Total	$(136,439)

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net increase in depreciation and amortization expense was primarily due to the acceleration of depreciation and amortization of vacated tenant costs related to the termination of tenants.

Interest expense decreased approximately $0.8 million, or 6%, due to the following:

Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$(1,474,891)
Development properties that became operational or were partially operational in 2008 and/or 2009	385,461
Property acquired during 2008	(131,242)
Properties under redevelopment during 2008 and/or 2009	383,739
Total	$(836,933)

Excluding the changes due to transitioned development properties and the acquisition of a property, the net $1.5 million decrease in interest expense was primarily due to the retirement of variable rate debt at several of our properties, a lower average balance on our unsecured revolving credit facility and a lower average LIBOR.

Income tax expense decreased $1.4 million, or 96%, primarily due to income taxes incurred by our taxable REIT subsidiary associated with the gain on the sale of land in the first quarter of 2008.

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

We engaged in a number of financing and refinancing activities in the second quarter of 2009. In May, we paid down approximately $57 million on our unsecured revolving credit facility using proceeds from our common share offering.  Also in May, we placed $15.4 million of permanent financing on our Eastgate Pavilion shopping center, a previously unencumbered property.  This variable rate loan bears interest at LIBOR plus 295 basis points and matures in April 2012.   In June, the maturity date of the construction loan on the Cobblestone Plaza property was extended to March 2010. In conjunction with the extension, the loan balance was paid down from $33.0 million to $26.0 million. We funded the approximately $7.0 million paydown from our cash and available credit.  The total commitment under this loan was reduced from $44.5 million to $37.5 million in conjunction with the $7.0 million principal curtailment payment.  Also in June, we refinanced the $4.1 million loan on our Fishers Station property with a loan bearing interest at LIBOR plus 350 basis points and maturing in June 2011. Also in June, we extended the maturity date of the $9.4 million Delray Marketplace construction loan from July 2009 to July 2011.  As of June 30, 2009, approximately $56 million was available to be drawn under our unsecured revolving credit facility and $57.3 million was in cash and cash equivalents. Cash and cash equivalents increased approximately $47 million this quarter largely due to cash retained from our May common share offering.

In July 2009, we refinanced the $8.2 million loan on our Bridgewater Crossing property with a loan bearing interest at LIBOR plus 185 basis points and maturing in June 2013.  The original loan matured in June 2010 and had a total commitment of $12.0 million. In conjunction with the refinancing, we made a $1.2 million paydown to bring the loan balance to $7.0 million, which is the revised total commitment.

The loan on The Centre, an unconsolidated operating property in which we own a 60% interest, matured in June 2009 and was subsequently extended to August 1, 2009.  In July 2009, in order to pay off the bank loan, we made a loan of $2.1 million to the partnership bearing interest at 12% for 30 days and 15% thereafter and maturing in February 2011.  We are currently in discussions with a lender for replacement financing for this loan.  We will evaluate the appropriateness of consolidating this entity during the third quarter of 2009.

We continue to conduct negotiations with our existing and potential replacement lenders to refinance or obtain extensions on our remaining 2009 maturities, which totaled approximately $29 million (approximately $31 million when including our share of unconsolidated debt) at June 30, 2009, including scheduled monthly principal payments for the remainder of 2009.  While we can give no assurance, due to these efforts and the current status of negotiations with existing and alternative lenders for our near-term maturing indebtedness, we currently believe we will have the ability to extend, refinance, or repay all of our debt that is maturing through at least 2009.

In the future, we may raise additional capital by disposing of properties and land parcels that are no longer a core component of our growth strategy and/or pursuing joint venture capital partners.  We will also continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

As of June 30, 2009, we had cash and cash equivalents on hand of $57.3 million. We may be subject to concentrations of credit risk with regards to our cash and cash equivalents.  We place our cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such investments may temporarily be in excess of FDIC and SIPC insurance limits; however, we attempt to limit our exposure at any one time. As of June 30, 2009, the majority of our cash and cash equivalents were held in demand deposit accounts that are 100% insured under the federal government’s Temporary Liquidity Guarantee Program.

In addition to cash generated from operations, we discuss below our other principal capital resources.

Our Principal Capital Resources

Our Unsecured Revolving Credit Facility

In February 2007, our Operating Partnership entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (the “unsecured facility”). As of June 30, 2009, our outstanding indebtedness under the unsecured facility was approximately $77.8 million, bearing interest at a current rate of LIBOR plus 125 basis points. Factoring in our hedge agreements, at June 30, 2009, our weighted average interest rate on our unsecured revolving credit facility was approximately 3.87%.

The amount that we may borrow under the unsecured facility is based on the value of assets in the unencumbered property pool. As of June 30, 2009, we have 52 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 50 are wholly owned and two of which are owned through joint ventures.  The major unencumbered assets include: Broadstone Station, Courthouse Shadows, Four Corner Square, Hamilton Crossing, King’s Lake, Market Street Village, Naperville Marketplace, PEN Products, Publix at Acworth, Red Bank Commons, Shops at Eagle Creek, Traders Point II, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes.  As of June 30, 2009 the amount available to us for future draws was approximately $56 million.

We and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with an option for a one-year extension (subject to certain customary conditions). Borrowings under the unsecured facility bear interest at a variable interest rate of LIBOR plus 115 to 135 basis points, depending on our leverage ratio.  The unsecured facility has a commitment fee ranging from 0.125% to 0.20% that is applicable to the average daily unused amount.  Subject to certain conditions, including the prior consent of the lenders, we have the option to increase our borrowings under the unsecured facility to a maximum of $400 million if there are sufficient unencumbered assets to support the additional borrowings.  As discussed in more detail below under “Debt Maturities”, we may seek to increase the unencumbered asset pool related to the facility in order to increase our borrowing capacity. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate.  Borrowings under the short-term line may not be outstanding for more than five days.

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

We were in compliance with all applicable covenants under the unsecured facility as of June 30, 2009.

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

In May 2009, we completed an equity offering of 28,750,000 common shares at an offering price of $3.20 per share under a previously filed registration statement for aggregate gross and net proceeds of $92.0 million and $87.6 million, respectively.  Approximately $57 million of the net proceeds were used to repay borrowings under our unsecured revolving credit facility and the remainder was retained as cash.

We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities, although we cannot guarantee that we will be able to access the capital markets on favorable terms, if at all.

Short and Long-Term Liquidity Needs

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, the current general economic downturn is adversely affecting the ability of some of our tenants to meet their lease obligations, as discussed in more detail above in “Overview”. In turn, these conditions are having a negative impact on our business. If the downturn is prolonged, our cash flow from operations could be materially adversely affected.

Short-Term Liquidity Needs

To avoid paying tax on our income and to meet the requirements for qualifying for REIT status (which include the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income), we distribute a substantial majority of our taxable income on an annual basis. This fact, coupled with the nature of our business, causes us to have substantial liquidity needs over both the short-term and the long-term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. Each quarter we discuss with our Board of Trustees (the “Board”) our liquidity requirements along with other relevant factors before the Board decides whether and in what amount to declare a distribution.  In May 2009, our Board declared a quarterly cash distribution of $0.06 per common share for the quarter ending June 30, 2009.  This distribution represents a reduction from the amount paid in the prior quarter thereby allowing us to conserve additional liquidity.  The Board of Trustees is continuing to evaluate current economic and market conditions and intends to declare a quarterly cash distribution for the quarter ending September 30, 2009 later in the third quarter.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the three months ended June 30, 2009, we incurred approximately $0.1 million of costs for recurring capital expenditures on operating properties and also incurred approximately $0.1 million of costs for tenant improvements and external leasing commissions. In addition, we currently anticipate incurring approximately $2 million in additional tenant improvements and renovation costs within the next twelve months at one of our operating properties to replace the former anchor tenant’s space with the property’s new anchor tenant.

We expect to meet our short-term liquidity needs through cash and cash equivalents, borrowings under the unsecured facility, new construction loans, cash generated from operations and, to the extent necessary, accessing the public equity and debt markets to the extent that we are able.

Debt Maturities

The following table presents scheduled principal repayments on mortgage and other indebtedness as of June 30, 2009:

2009	$29,097,738
2010	93,915,657
2011(1)	246,661,432
2012(2)	54,250,554
2013	7,584,353
Thereafter	237,039,223

Unamortized Premiums	1,193,199
Total	$669,742,156

(1)	Our unsecured revolving credit facility, of which $77.8 million was outstanding as of June 30, 2009, has an extension option to 2012 if no events of default exist.
(2)	In May 2009, we placed a three-year $15.4 million variable rate debt instrument bearing interest at a rate of LIBOR + 295 basis points on our Eastgate Pavilion property, which matures in April 2012.

As of June 30, 2009, approximately $29 million of our consolidated outstanding indebtedness was scheduled to mature in 2009 (approximately $31 million when including our share of unconsolidated debt), including scheduled monthly principal payments for 2009. Our current plans with respect to each of these loans are as follows:

•                           The fixed rate mortgage loan at our Ridge Plaza property ($15.8 million) matures in October 2009. We currently plan to negotiate a five-year loan during the second half of 2009 or utilize our unsecured facility to pay it off prior to original maturity, while increasing total availability on the unsecured facility by increasing the unencumbered asset pool; and

•                           The fixed rate mortgage loan at our Boulevard Crossing property ($11.8 million) matures in December 2009. We currently plan to negotiate a five-year loan during the second half of 2009 or utilize our unsecured facility to pay it off prior to or at original maturity, while increasing total availability on the unsecured facility by increasing the unencumbered asset pool.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for maturing indebtedness, the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, and potential acquisitions of properties.

Maturing Indebtedness. We anticipate addressing our maturing construction and mortgage loans, as well as our term loan and unsecured revolving credit facility, through extensions or refinancings with the current lenders, seeking financing from replacement lenders, or utilizing our available cash and capacity on our unsecured facility.

Redevelopment Properties. As of June 30, 2009, six of our properties (Bolton Plaza, Rivers Edge, Courthouse Shadows, Four Corner Square, Coral Springs Plaza, and Galleria Plaza) were undergoing redevelopment activities.  We anticipate our investment in these redevelopment projects will be a total of approximately $11.9 million, which we currently believe we have sufficient financing in place to fund through borrowings through our unsecured facility.

Development Properties. As of June 30, 2009, we had two development projects in our current development pipeline.  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $82 million, of which approximately $62 million had been incurred as of June 30, 2009. Our share of the total estimated cost of these projects is approximately $59 million, of which we have incurred approximately $41 million as of June 30, 2009.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans, including the construction loan on Eddy Street Commons that closed in December 2008 with a total loan commitment of approximately $29.5 million, of which approximately $12.4 million was outstanding at June 30, 2009.  In addition, if necessary, we may make draws on our unsecured facility to the extent the facility is available.

Our current development pipeline includes Phase I of Eddy Street Commons at the University of Notre Dame located adjacent to the University in South Bend, Indiana, that is expected to include retail, office, hotels, a parking garage, apartments and residential units.  The Eddy Street Commons project is discussed in detail below under “Contractual Obligations — Obligations in Connection with Our Development, Redevelopment and Shadow Pipeline”.

“Shadow” Development Pipeline. In addition to our current development pipeline, we have a “shadow” development pipeline which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of June 30, 2009, this shadow pipeline consisted of six projects that are expected to contain approximately 2.8 million square feet of total leasable area. We currently anticipate the total estimated cost of these six projects will be approximately $304 million, of which our share is currently expected to be approximately $140 million. However, we are generally not contractually obligated to complete any developments in our shadow pipeline, as these projects consist of land parcels on which we have not yet commenced construction. With respect to each asset in the shadow pipeline, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  Once these projects are transferred to the current development pipeline, we intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured facility, if necessary. We have reduced our estimated capital expenditures in the shadow pipeline by approximately $110 million by focusing on ground leasing or selling to end users as well as modifying the scope of our development projects.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital. It is unlikely we would have sufficient funds on hand to meet these long-term capital requirements. We would have to satisfy these needs through participation in joint venture arrangements, additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements. Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions, which are discussed in more detail above in “Overview”.

We have entered into an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The agreement allows for the Venture to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. Under the terms of the agreement, we have agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million.  We have the option to present to PREI additional opportunities with estimated project costs under $50 million. The agreement allows for equity capital contributions of up to $500 million to be made to the Venture for qualifying projects.  We expect contributions would be made on a project-by-project basis with PREI contributing 80% and us contributing 20% of the equity required. Our first project with PREI is Parkside Town Commons, which is currently in our shadow development pipeline.

Cash Flows

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Cash provided by operating activities was $11.4 million for the six months ended June 30, 2009, a decrease of $10.7 million from the first six months of 2008. The decrease in cash provided by operations was largely the result of the change in accounts payable, accrued expenses, deferred revenue and other liabilities between periods of approximately $6.0 million and the change in other property-related revenue of approximately $4.8 million, primarily related to land sales.

Cash used in investing activities was $28.4 million for the six months ended June 30, 2009, a decrease of $29.5 million compared to the first six months of 2008. The decrease in cash used in investing activities was primarily a result of a decrease of $41.9 million in property acquisitions and capital expenditures in the first six months of 2009 compared to the first six months of 2008, which was partially offset by an increase of $9.1 million in contributions to unconsolidated entities and a change in construction payables of approximately $2.6 million.

Cash provided by financing activities was $64.4 million for the six months ended June 30, 2009, an increase of $35.6 million compared to the first six months of 2008. The increase in cash provided by financing activities is largely due to $87.6 million net proceeds from the common share offering in the first six months of 2009, partially offset by an increase in loan payments of approximately $53.5 million.

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

The following table reconciles our consolidated net income to FFO for the three and six months ended June 30, 2009 and 2008 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Consolidated net income	$305,387	$3,176,742	$1,191,365	$6,656,883
Deduct net income attributable to noncontrolling interests in properties	(26,228)	(19,756)	(46,475)	(15,600)
Add depreciation and amortization of consolidated entities, net of noncontrolling interests in properties	8,586,847	8,318,380	15,967,091	16,301,494
Add depreciation and amortization of unconsolidated entities	52,690	101,571	104,826	202,628
Funds From Operations of the Kite Portfolio(1)	8,918,696	11,576,937	17,216,807	23,145,405
Deduct redeemable noncontrolling interests in Funds From Operations	(1,277,482)	(2,558,418)	(2,854,123)	(5,138,186)
Funds From Operations allocable to the Company(1)	$7,641,214	$9,018,519	$14,362,684	$18,007,219

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our current development pipeline, including our obligations in connection with our Eddy Street Commons development, as discussed below in “Contractual Obligations”, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed above.  As of June 30, 2009, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

As of June 30, 2009, our share of unconsolidated joint venture indebtedness was $15.6 million.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of June 30, 2009, the Operating Partnership had guaranteed unconsolidated joint venture debt of $13.5 million in the event the joint venture partnership defaults under the terms of the underlying arrangement, all of which was related to the Parkside Town Commons development.  Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

Contractual Obligations

Obligations in Connection with Our Current Development, Redevelopment and Shadow Pipeline

We are obligated under various contractual arrangements to complete the projects in our current development pipeline. We currently anticipate our share of the cost of the two projects in our current development pipeline will be approximately $59 million (including $35 million of costs associated with Phase I of our Eddy Street Commons development discussed below), of which approximately $18 million of our share was unfunded as of June 30, 2009.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans, including the construction loan on Eddy Street Commons that closed in December 2008. This construction loan has a total commitment of approximately $29.5 million, of which approximately $12.4 million was outstanding at June 30, 2009.  In addition, if necessary, we may make draws on our unsecured credit facility to the extent the facility is available.

In addition to our current development pipeline, we also have a redevelopment pipeline and a “shadow” development pipeline, which includes land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing. Generally, we are not contractually obligated to complete any projects in our redevelopment or shadow pipelines. With respect to each asset in the shadow pipeline, our policy is to not commence vertical construction until appropriate pre-leasing thresholds are met and the requisite third-party financing is in place.

Eddy Street Commons at the University of Notre Dame

Phase I of Eddy Street Commons at the University of Notre Dame, located adjacent to the University in South Bend, Indiana is one of our current development pipeline projects.  This multi-phase project is expected to include retail, office, hotels, a parking garage, apartments and residential units.  We will own the retail and office components while other components are expected to be owned by third parties or through joint ventures.  The City of South Bend has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which are being used for the construction of a parking garage and infrastructure improvements to this project

We have jointly guaranteed the apartment developer’s construction loan, which at June 30, 2009, has an outstanding balance of approximately $15.4 million.  We also have a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the $200 million project (our portion of which is approximately $64 million), with the exception of certain of the residential units.  If we are required to complete a portion of the residential components of the project or perform under its guaranty obligations, it has the right to pursue control of the related assets.  If we fail to fulfill our contractual obligations in connection with the project, but are using our best efforts to do so, we may be held liable but we have limited our liability to both the University of Notre Dame and the City of South Bend.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms. We had approximately $669.7 million of outstanding consolidated indebtedness as of June 30, 2009 (inclusive of net premiums on acquired debt of $1.2 million). As of June 30, 2009, we were party to various consolidated interest rate hedge agreements for a total of $205 million, with interest rates ranging from 4.40% to 6.32% and maturities over various terms through 2012. Including the effects of these swaps, our fixed and variable rate debt would have been approximately $534.9 million (80%) and $133.6 million (20%), respectively, of our total consolidated indebtedness at June 30, 2009.  Including our share of unconsolidated debt and the effect of these swaps, our fixed and variable rate debt was 78% and 22%, respectively, of total consolidated and our share of unconsolidated indebtedness at June 30, 2009.

The fair value of our fixed rate debt as of June 30, 2009 was $336.1 million.  Based on the amount of fixed rate debt outstanding at June 30, 2009, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $13.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $14.4 million. A 100 basis point increase in interest rates on our variable rate debt as of June 30, 2009 would decrease our annual cash flow by approximately $1.3 million. A 100 basis point decrease in interest rates on our variable rate debt as of June 30, 2009 would increase our annual cash flow by approximately $1.3 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

Item 3.            Defaults Upon Senior Securities

Not Applicable

Item 4.            Submission of Matters to a Vote of Security Holders

The 2009 annual meeting of shareholders for Kite Realty Group Trust took place on May 5, 2009. At the meeting, shareholders elected seven trustees to serve one-year terms expiring at the 2010 annual meeting of shareholders. Each of the nominees as listed in the Company’s proxy statement was elected. The number of shares voted for or withheld as to each nominee was as follows:

Nominee	For	Withheld

John A. Kite	32,554,255	156,777
William E. Bindley	32,443,804	267,228
Dr. Richard A. Cosier	32,597,600	113,432
Eugene Golub	32,422,971	268,061
Gerald L. Moss	29,193,580	3,517,453
Michael L. Smith	28,237,126	4,473,906
Darell E. Zink, Jr.	32,523,398	187,634

At the annual meeting, the shareholders also voted to ratify the appointment of Ernst & Young, LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The number of shares voted for, against, and abstaining on this proposal was as follows:

	For	Against	Abstain

Ratification of Ernst & Young, LLP as the Company’s independent registered public accounting firm	32,670,695	37,266	3,069

At the annual meeting, the shareholders also voted to amend the Kite Realty Group Trust 2004 Equity Incentive Plan. The number of shares voted for, against, and abstaining on this proposal (as well as broker non-votes) was as follows:

	For	Against	Abstain	Broker Non-Votes

Amendment to the Company’s 2004 Equity Incentive Plan	27,751,980	2,231,620	22,469	2,704,962

Item 5.            Other Information

Not Applicable

Item 6.            Exhibits

Exhibit No.	Description	Location
10.1	Kite Realty Group Trust Equity Incentive Plan, as amended	Incorporated by reference to the Company’s definitive Proxy Statement filed with the U.S. Securities and Exchange Commission on April 10, 2009

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

August 10, 2009	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 10, 2009	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
10.1	Kite Realty Group Trust Equity Incentive Plan, as amended	Incorporated by reference to the Company’s definitive Proxy Statement filed with the U.S. Securities and Exchange Commission on April 10, 2009

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith