Form 10-Q
period 2009-09-30
KITE REALTY GROUP TRUST
filed 2009-11-09
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The number of Common Shares outstanding as of November 6, 2009 was 62,993,589 ($.01 par value).

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which cannot be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•	national and local economic, business, real estate and other market conditions, particularly in light of the current recession and governmental action and policies;

•	financing risks, including accessing capital on acceptable terms;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent;

•	the need to recognize additional impairment charges;

•	the competitive environment in which the Company operates;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	potential environmental and other liabilities;

•	other factors affecting the real estate industry generally; and

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

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Investment properties, at cost:
Land	$223,754,713	$227,781,452
Land held for development	23,074,389	25,431,845
Buildings and improvements	708,340,286	690,161,336
Furniture, equipment and other	5,062,448	5,024,696
Construction in progress	202,394,665	191,106,309
	1,162,626,501	1,139,505,638
Less: accumulated depreciation	(120,645,551)	(104,051,695)
	1,041,980,950	1,035,453,943
Cash and cash equivalents	32,567,300	9,917,875
Tenant receivables, including accrued straight-line rent of $8,415,943 and $7,221,882, respectively, net of allowance for uncollectible accounts	18,458,400	17,776,282
Other receivables	9,160,617	10,357,679
Investments in unconsolidated entities, at equity	10,164,529	1,902,473
Escrow deposits	12,507,517	11,316,728
Deferred costs, net	20,732,102	21,167,288
Prepaid and other assets	4,781,364	4,159,638
Total Assets	$1,150,352,779	$1,112,051,906

Liabilities and Equity:
Mortgage and other indebtedness	$660,172,565	$677,661,466
Accounts payable and accrued expenses	38,001,798	53,144,015
Deferred revenue and other liabilities	20,324,548	24,594,794
Total Liabilities	718,498,911	755,400,275
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	47,985,758	67,276,904
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 62,991,342 shares and 34,181,179 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	629,913	341,812
Additional paid in capital and other	449,215,702	343,631,595
Accumulated other comprehensive loss	(6,705,488)	(7,739,154)
Accumulated deficit	(66,473,154)	(51,276,059)
Total Kite Realty Group Trust Shareholders' Equity	376,666,973	284,958,194
Noncontrolling Interests	7,201,137	4,416,533
Total Equity	383,868,110	289,374,727
Total Liabilities and Equity	$1,150,352,779	$1,112,051,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Minimum rent	$17,832,824	$18,608,248	$53,770,262	$54,797,185
Tenant reimbursements	4,233,714	4,587,383	13,594,363	14,175,630
Other property related revenue	1,177,057	3,797,675	4,535,235	11,929,267
Construction and service fee revenue	2,684,209	7,355,282	14,595,667	19,955,122
Total revenue	25,927,804	34,348,588	86,495,527	100,857,204
Expenses:
Property operating	4,427,364	4,093,457	14,116,458	12,379,283
Real estate taxes	2,735,820	3,502,958	9,132,701	9,804,123
Cost of construction and services	2,381,885	6,139,130	12,958,935	16,927,764
General, administrative, and other	1,388,645	1,452,845	4,279,472	4,422,203
Depreciation and amortization	7,865,268	8,171,181	24,105,495	24,547,847
Non-cash loss on impairment of real estate asset	5,384,747	—	5,384,747	—
Total expenses	24,183,729	23,359,571	69,977,808	68,081,220
Operating income	1,744,075	10,989,017	16,517,719	32,775,984
Interest expense	(6,815,787)	(7,512,825)	(20,583,919)	(22,117,890)
Income tax benefit (expense) of taxable REIT subsidiary	80,714	(131,691)	29,529	(1,536,777)
Income from unconsolidated entities	73,524	65,641	226,041	212,936
Non-cash gain from consolidation of subsidiary	1,634,876	—	1,634,876	—
Other income	6,971	45,619	91,492	142,527
(Loss) income from continuing operations	(3,275,627)	3,455,761	(2,084,262)	9,476,780
Income from discontinued operations	—	320,409	—	956,273
Consolidated net (loss) income	(3,275,627)	3,776,170	(2,084,262)	10,433,053
Net income attributable to noncontrolling interests	(107,743)	(855,274)	(340,781)	(2,345,569)
Net (loss) income attributable to Kite Realty Group Trust	$(3,383,370)	$2,920,896	$(2,425,043)	$8,087,484

(Loss) income per common share - basic & diluted:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.05)	$0.09	$(0.05)	$0.25
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	0.01	—	0.03
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.05)	$0.10	$(0.05)	$0.28

Weighted average common shares outstanding - basic	62,980,447	29,189,424	48,489,799	29,122,272
Weighted average common shares outstanding - diluted	62,980,447	29,201,838	48,489,799	29,152,576

Dividends declared per common share	$0.0600	$0.2050	$0.2725	$0.6150

Net (loss) income attributable to Kite Realty Group Trust common shareholders:
(Loss) income from continuing operations	$(3,383,370)	$2,671,286	$(2,425,043)	$7,343,503
Discontinued operations	—	249,610	—	743,981
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(3,383,370)	$2,920,896	$(2,425,043)	$8,087,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Deficit	Total

Balances, December 31, 2008	34,181,179	$341,812	$343,631,595	$(7,739,154)	$(51,276,059)	$284,958,194
Stock compensation activity	39,812	398	674,851	—	—	675,249
Proceeds of common share offering, net of costs	28,750,000	287,500	87,199,062	—	—	87,486,562
Proceeds from employee share purchase plan	12,736	127	41,403	—	—	41,530
Other comprehensive income	—	—	—	1,033,666		1,033,666
Distributions declared	—	—	—	—	(12,772,052)	(12,772,052)
Net loss	—	—	—	—	(2,425,043)	(2,425,043)
Exchange of redeemable noncontrolling interest for common stock	7,615	76	(76)	—	—	—
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	17,668,867	—	—	17,668,867
Balances, September 30, 2009	62,991,342	$629,913	$449,215,702	$(6,705,488)	$(66,473,154)	$376,666,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Consolidated net (loss) income	$(2,084,262)	$10,433,053
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Non-cash loss on impairment of real estate asset	5,384,747	—
Non-cash gain from consolidation of subsidiary	(1,634,876)	—
Equity in earnings of unconsolidated entities	(226,041)	(212,935)
Straight-line rent	(1,331,492)	(957,440)
Depreciation and amortization	25,320,473	25,756,803
Provision for credit losses	1,571,161	442,075
Compensation expense for equity awards	415,505	626,640
Amortization of debt fair value adjustment	(323,143)	(323,144)
Amortization of in-place lease liabilities	(2,333,755)	(2,800,053)
Distributions of income from unconsolidated entities	145,701	297,105
Changes in assets and liabilities:
Tenant receivables	(213,528)	479,052
Deferred costs and other assets	(2,059,747)	(6,215,967)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(8,088,778)	3,631,524
Net cash provided by operating activities	14,541,965	31,156,713
Cash flows from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(26,725,899)	(97,504,490)
Change in construction payables	(3,244,039)	(1,167,916)
Cash receipts on notes receivable	—	729,167
Note receivable from joint venture partner	(1,375,298)	—
Contributions to unconsolidated entities	(11,408,799)	(615,364)
Cash from consolidation of subsidiary	247,969	—
Distributions of capital from unconsolidated entities	167,361	725,235
Net cash used in investing activities	(42,338,705)	(97,833,368)
Cash flows from financing activities:
Equity issuance proceeds, net of costs	87,528,092	856,269
Loan proceeds	74,030,101	175,017,497
Loan transaction costs	(480,880)	(1,303,470)
Loan payments	(91,195,857)	(91,824,043)
Distributions paid – common shareholders	(15,966,913)	(17,885,480)
Distributions paid – redeemable noncontrolling interests	(3,394,712)	(5,118,258)
Distributions to noncontrolling interests	(73,666)	(470,286)
Net cash provided by financing activities	50,446,165	59,272,229
Net change in cash and cash equivalents	22,649,425	(7,404,426)
Cash and cash equivalents, beginning of period	9,917,875	19,002,268
Cash and cash equivalents, end of period	$32,567,300	$11,597,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiary.  At September 30, 2009, the Company owned interests in 55 operating properties (consisting of 51 retail properties, three commercial operating properties and an associated parking garage), seven properties under development or redevelopment and 95 acres of land held for future development.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2008 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

On July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”).  The Codification is now the single source of authoritative nongovernmental GAAP.  It does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is now considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Accordingly, the Company has updated all references to authoritative GAAP to coincide with the appropriate section of the Codification.

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

The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements and other contractual arrangements, when determining the party obligated to absorb the majority of the expected losses, as defined in Topic 810 – “Consolidation” in the ASC.  As circumstances change, the Company evaluates whether a “reconsideration event” has occurred that would change its conclusion as to whether an entity is a VIE and/or whether the Company is the primary beneficiary of the VIE.

The third party loan on The Centre, a previously unconsolidated operating property in which we own a 60% interest, matured on August 1, 2009.  In July 2009, in order to pay off this loan, the Company made a capital contribution of $2.1 million and simultaneously extended a loan of $1.4 million to the partnership bearing interest at 12% for 30 days and 15% thereafter, which is due within 30 days upon demand, but in no event before January 31, 2010.  The Company’s extension of a loan to the partnership caused the Company to reevaluate whether The Centre qualifies as a VIE and whether the Company is its primary beneficiary.  The analysis concluded that The Centre now qualifies as a VIE and the Company is its primary beneficiary.  As a result, the financial statements of The Centre were consolidated as of September 30, 2009, the assets and liabilities were recorded at fair value, and a non-cash gain of $1.6 million was recorded, of which the Company's share was approximately $1.0 million.  A market participant income approach was utilized to estimate the fair value of the investment property, related intangibles, and noncontrolling interest.  The income approach required the Company to make assumptions about market leasing rates, discount rates, noncontrolling interest and disposal values using Level 2 inputs.  The consolidation of the Centre is reflected as a noncash item in the statement of cash flows.  There were no other reconsideration events during the quarter and, therefore, there were no other changes as of September 30, 2009 to the Company’s conclusions regarding whether an entity qualifies as a VIE or whether the Company is the primary beneficiary of any previously identified VIE.

As of September 30, 2009, the Company had investments in seven joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of approximately $102.6 million which is secured by assets of the VIEs totaling approximately $183.1 million.  The Operating Partnership guarantees the debt of these VIEs.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

Noncontrolling Interests

In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 160 “Non-controlling Interests in Consolidated Financial Statements,” which was primarily codified into Topic 810 – “Consolidation” in the ASC.  The provision requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements.  As a result of the retrospective application of this provision, which was adopted by the Company on January 1, 2009, the Company reclassified noncontrolling interest from the liability section to the equity section in its accompanying condensed consolidated balance sheets and as an allocation of net income rather than an expense in the accompanying condensed consolidated statements of operations.  As a result of the reclassification, total equity at December 31, 2008 increased $4.4 million.

The noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
Noncontrolling interests balance January 1	$4,416,533	$4,421,500
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	742,130	37,830
Distributions to noncontrolling interests	(73,666)	(470,286)
Recognition of noncontrolling interests upon consolidation of subsidiary	2,116,140	—
Company purchase of noncontrolling interests	—	427,612
Noncontrolling interests balance at September 30	$7,201,137	$4,416,656

In addition, as part of the adoption of this provision, the Company also applied the measurement provisions of EITF Topic D-98 “Classification and Measurement of Redeemable Securities,” which was also primarily codified into Topic 810 – “Consolidation” in the ASC.  In applying the measurement provisions, the Company did not change the classification of redeemable noncontrolling interests in the Operating Partnership in the accompanying condensed consolidated balance sheets because the Company may be required to pay cash to unitholders upon redemption of their interests in the limited partnership under certain circumstances.  However, as noted above, noncontrolling interests, including redeemable interests, are now classified as an allocation of net income rather than an expense in the accompanying condensed consolidated statements of operations.

The redeemable noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2009 and 2008 was as follows:

	2009	2008
Redeemable noncontrolling interests balance January 1	$67,276,904	$127,325,047
Net (loss) income allocable to redeemable noncontrolling interests	(401,349)	2,307,739
Accrued distributions to redeemable noncontrolling interests	(2,193,847)	(5,111,859)
Other comprehensive income allocable to redeemable noncontrolling interests 1	972,917	102,370
Adjustment to redeemable noncontrolling interests - operating partnership	(17,668,867)	(34,286,028)
Redeemable noncontrolling interests balance at September 30	$47,985,758	$90,337,269

____________________
1	Represents the noncontrolling interests share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The following sets forth comprehensive income allocable to noncontrolling interests for the nine months ended September 30, 2009 and 2008:

	2009	2008
Accumulated comprehensive loss balance at January 1	$(1,827,167)	$(696,313)
Other comprehensive income allocable to noncontrolling interests 1	972,917	102,370
Accumulated comprehensive loss balance at September 30	$(854,250)	$(593,943)

____________________
1	Represents the noncontrolling interests share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The adoption of the measurement provisions also requires that the carrying amount of the redeemable noncontrolling interests in the Operating Partnership be reflected at the greater of historical book value or redemption value with a corresponding adjustment to accumulated deficit.  The adoption of these provisions did not impact either of the accompanying condensed consolidated balance sheets.

Although the presentation of certain of the Company’s noncontrolling interests in subsidiaries did change as a result of the adoption of the provisions, there was not a material impact on the Company’s financial condition or results of operations.

In addition to the reclassified amounts discussed above, the Company also reclassified certain prior year amounts related to discontinued operations to conform to the current year presentation.  Such reclassifications had no effect on net income attributable to the Company.

The Company allocates net operating results of the Operating Partnership to noncontrolling interest holders based on the partners’ weighted average ownership interest.  The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect such interests in the Operating Partnership at the greater of historical book value or redemption value.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the redeemable noncontrolling interests in the Operating Partnership for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Company’s weighted average diluted interest in Operating Partnership	88.7%	77.9%	85.8%	77.8%
Redeemable noncontrolling weighted average diluted interests in Operating Partnership	11.3%	22.1%	14.2%	22.2%

The Company’s and the noncontrolling interests in the Operating Partnership at September 30, 2009 and December 31, 2008 were as follows:

	Balance at
	September 30, 2009	December 31, 2008
Company’s interest in Operating Partnership	88.7%	80.9%
Redeemable noncontrolling interests in Operating Partnership	11.3%	19.1%

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

The Company incurs costs prior to land acquisition and for certain land held for development including acquisition contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center.  These pre-development costs are included in construction in progress in the accompanying condensed consolidated balance sheets.  If the Company determines that the development of a property is no longer probable, any pre-development costs previously incurred are immediately expensed.  Once construction commences on the land, the related capitalized costs are transferred to construction in progress.

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

Impairment

Management reviews investment properties, land parcels and intangible assets within the real estate operation and development segments for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable.  The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment.  Impairment losses for investment properties are recorded when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets.  Impairment losses are measured as the excess of the carrying value over the estimated fair value of the asset.

In the third quarter of 2009, as part of its regular quarterly review, the Company determined that it was appropriate to write off the net book value on the Galleria Plaza operating property in Dallas Texas and recognize a non-cash impairment charge of $5.4 million.  The Company’s estimated future cash flows, which consider recent negative property-specific events, are anticipated to be insufficient to cover costs due to significant ground lease obligations and expected future required capital expenditures.  A market participant income approach was utilized to estimate the fair value of the investment property improvements and related intangibles.  The income approach required us to make assumptions about market leasing rates, discount rates, and disposal values using Level 2 inputs.  The Company determined that there is no value to the improvements and related intangibles.  The Company leases the ground on which the property is situated and currently intends to turn over the operations of and convey the title to the center to the ground lessor.  There is no mortgage on the property.  Management does not believe any other investment properties are impaired as of September 30, 2009.

Operating properties held for sale include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year.  Operating properties are carried at the lower of cost or fair value less costs to sell.  Depreciation and amortization are suspended during the period during which the asset is held-for-sale.

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

Gains and losses from sales are not recognized unless a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the Company has transferred to the buyer the usual risks and rewards of ownership, and the Company does not have a substantial continuing financial involvement in the property.  As part of the Company’s ongoing business strategy, it will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Net gains realized on such sales were $0.5 million and $2.9 million for the three months ended September 30, 2009 and 2008, respectively, and $2.1 million and $7.7 million for the nine months ended September 30, 2009 and 2008, respectively, and are classified as other property related revenue in the accompanying condensed consolidated financial statements.

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

From time to time, the Company will construct and sell build-to-suit merchant assets to third parties.  Proceeds from the sale of build-to-suit merchant assets are included in construction and service fee revenue and the related costs of the sale of these assets are included in cost of construction and services in the accompanying condensed consolidated financial statements.

Development and other advisory services fees are recognized as revenues in the period in which the services are rendered.  Performance-based incentive fees are recorded when the fees are earned.

Tenant Receivables and Allowance for Doubtful Accounts

Tenant receivables consist primarily of billed minimum rent, accrued and billed tenant reimbursements and accrued straight-line rent.  The Company generally does not require specific collateral from its tenants other than corporate or personal guarantees.

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged, at our option, for either cash or common shares under certain circumstances and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net losses for the three and nine months ended September 30, 2009, the potentially dilutive securities were not dilutive for these periods.  The only securities that had a potentially dilutive effect for the three and nine months ended September 30, 2008 were outstanding share options and deferred share units, the dilutive effect of which was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dilutive effect of outstanding share options to outstanding common shares	—	—	—	19,930
Dilutive effect of deferred share units to outstanding common shares	—	12,414	—	10,374
Total dilutive effect	—	12,414	—	30,304

For the periods ended September 30, 2009 and 2008, approximately 1.2 million and 1.4 million outstanding common share options, respectively, were excluded from the computation of diluted earnings per share because their impact was anti-dilutive.

Note 4. Discontinued Operations

In December 2008, the Company sold its Silver Glen Crossings property, located in Chicago, Illinois.  The results related to this property have been reflected as discontinued operations for three and nine months ended September 30, 2008.

Note 5. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at September 30, 2009 and December 31, 2008:

	Balance at
	September 30, 2009	December 31, 2008
Line of credit	$77,800,000	$105,000,000
Term loan	55,000,000	55,000,000
Notes payable secured by properties under construction - variable rate	72,808,825	66,458,435
Mortgage notes payable - fixed rate	313,359,896	331,198,521
Mortgage notes payable - variable rate	140,118,361	118,595,882
Net premiums on acquired debt	1,085,483	1,408,628
Total mortgage and other indebtedness	$660,172,565	$677,661,466

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at September 30, 2009, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$313,359,896	5.5	6.05%	47%
Floating rate debt (hedged)	204,964,050	1.8	5.58%	31%
Total fixed rate debt	518,323,946	4.1	5.86%	79%
Notes payable secured by properties under construction - variable rate	72,808,825	1.4	2.62%	11%
Other variable rate debt	272,918,361	1.6	2.22%	41%
Floating rate debt (hedged)	(204,964,050)	-1.8	-2.36%	-31%
Total variable rate debt	140,763,136	1.2	2.23%	21%
Net premiums on acquired debt	1,085,483	N/A	N/A	N/A
Total debt	$660,172,565	3.5	5.09%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.  Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread of 125 to 350 basis points.  At September 30, 2009, the one-month LIBOR interest rate was 0.25%.  Fixed interest rates on mortgage loans range from 5.11% to 7.65%.

For the nine months ended September 30, 2009, the Company had loan borrowings of $74.0 million and loan repayments of $91.2 million.  The major components of this activity are as follows:

•	Draws of approximately $16.0 million were made on the variable rate construction loan at the Eddy Street Commons development project;

•	The $15.8 million fixed rate mortgage loan on the Ridge Plaza property was retired prior to its October 2009 maturity using available cash.

•
The $8.2 million loan on the Bridgewater Crossing property was refinanced with a $7.0 million loan bearing interest at LIBOR plus 185 basis points and maturing in June 2013.  The Company funded a $1.2 million paydown with cash.

•	The maturity date of the construction loan on the Cobblestone Plaza property was extended to March 2010. The Company funded a $7.0 million paydown with cash;

•	The $4.1 million loan on the Fishers Station property was refinanced with a loan bearing interest at LIBOR + 350 basis points and maturing in June 2011;

•
Permanent financing of $15.4 million was placed on the Eastgate Pavilion shopping center, a previously unencumbered property.  This variable rate loan bears interest at LIBOR + 295 basis points and matures in April 2012;

•	The maturity date of the Delray Marketplace construction loan was extended from July 2009 to June 2011;

•
The maturity date of the variable rate loan on the Beacon Hill property was extended from March 2009 to March 2014.  The Company funded the $3.5 million paydown made in conjunction with the extension utilizing its unsecured revolving credit facility;

•	Approximately $57 million was paid down on the unsecured revolving credit facility using proceeds from the Company’s May 2009 common share offering;

•
In addition to the preceding activity, during the nine months ended September 30, 2009, the Company used proceeds from its unsecured revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $38 million for development, redevelopment, and general working capital purposes; and

•	The Company made scheduled principal payments totaling approximately $2.9 million.

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

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of September 30, 2009, the Company has 52 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 49 are wholly owned and three of which are owned through joint ventures.  The major unencumbered assets include: Broadstone Station, Courthouse Shadows, Four Corner Square, Hamilton Crossing, King's Lake Square, Market Street Village, Naperville Marketplace, PEN Products, Publix at Acworth, Red Bank Commons, Ridge Plaza, Shops at Eagle Creek, Traders Point II, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes.  As of September 30, 2009, the total amount available for borrowing under the unsecured credit facility was approximately $69.5 million.

Term Loan

In 2008, the Operating Partnership entered into a $30 million unsecured term loan agreement (the “Term Loan”) arranged by KeyBanc Capital Markets Inc., which has an accordion feature that enables the Operating Partnership to increase the loan amount up to a total of $60 million, subject to certain conditions.  The Operating Partnership’s ability to borrow under the Term Loan is subject to ongoing compliance by the Company, the Operating Partnership and their subsidiaries with various restrictive covenants, including those with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the Term Loan requires that the Company satisfy certain financial covenants.The Term Loan matures on July 15, 2011 and bears interest at LIBOR plus 265 basis points.  A significant portion of the initial $30 million of proceeds from the Term Loan was used to pay down the Company’s unsecured credit facility.

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

Fair Value of Fixed and Variable Rate Debt

As of September 30, 2009, the fair value of fixed rate debt was approximately $323.2 million compared to the book value of $313.4 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.13% to 5.94%. As of September 30, 2009, the fair value of variable rate debt was approximately $342.8 million compared to the book value of $345.7 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 4.50% to 6.50%.

Note 6. Shareholders’ Equity

On September 15, 2009, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share for the third quarter of 2009.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.06 per Operating Partnership unit for the same period.  These distributions were paid on October 16, 2009 to shareholders and unitholders of record as of October 7, 2009.

    In May 2009, the Company completed an equity offering of 28,750,000 common shares at an offering price of $3.20 per share for aggregate gross and net proceeds of $92.0 million and $87.5 million, respectively.  Approximately $57 million of the net proceeds were used to repay borrowings under the Company’s unsecured revolving credit facility and the remainder was retained as cash.

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

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges.  The Company has agreements with each of its derivative counterparties that contain a provision provided that the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of September 30, 2009, the Company was party to various consolidated cash flow hedge agreements totaling $205 million, which effectively fix certain variable rate debt at interest rates ranging from 4.40% to 6.32% and mature over various terms through 2012.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities,” which was primarily codified into Topic 815 – “Derivatives and Hedging” in the ASC.  The provision requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The Company adopted it on January 1, 2009 and the adoption did not have a material impact on the Company’s financial condition or results of operations.  In addition, on January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which was primarily codified into Topic 820 – “Fair Value Measurements and Disclosures” in the ASC.  This provision defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

Fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the provision establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

To comply with the provision, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company considers the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The only assets or liabilities that the Company records at fair value on a recurring basis are interest rate hedge agreements.  The fair value of the Company’s interest rate hedge liabilities as of September 30, 2009 was approximately $8.0 million, including accrued interest of approximately $0.4 million, which is recorded in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

The Company currently expects an increase to interest expense of approximately $6.1 million as the hedged forecasted interest payments occur.  No hedge ineffectiveness on cash flow hedges was recognized by the Company during any period presented.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings during the rest of 2009 and the first nine months of 2010.  During the three months ended September 30, 2009 and 2008 approximately $1.7 million and $0.7 million, respectively, was reclassified as a reduction to earnings.  During the nine months ended September 30, 2009 and 2008, approximately $4.7 million and $1.8 million, respectively, was reclassified as a reduction to earnings.

    The Company’s share of net unrealized losses on its interest rate hedge agreements are the only components of its accumulated comprehensive (loss) income calculation.  The following sets forth comprehensive (loss) income allocable to the Company for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (loss) income attributable to Kite Realty Group Trust	$(3,383,370)	$2,920,896	$(2,425,043)	$8,087,484
Other comprehensive (loss) income allocable to Kite Realty Group Trust1	(76,610)	560,529	1,033,666	1,004,356
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(3,459,980)	$3,481,425	$(1,391,377)	$9,091,840
____________________
1	Represents the Company’s share of the changes in the fair value of derivative instruments accounted for as cash flow hedges.

Note 8. Segment Data

The operations of the Company are aligned into two business segments: (1) real estate operation and (2) development, construction and advisory services.  Segment data of the Company for the three and nine months ended September 30, 2009 and 2008 are as follows:

Three Months Ended September 30, 2009	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$23,581,514	$7,663,758	$31,245,272	$(5,317,468)	$25,927,804
Operating expenses, cost of construction and services, general, administrative and other	7,923,664	8,140,076	16,063,740	(5,130,026)	10,933,714
Depreciation and amortization	7,821,491	43,777	7,865,268	—	7,865,268
Non-cash loss on impairment of real estate asset	5,384,747	—	5,384,747	—	5,384,747
Operating income (loss)	2,451,612	(520,095)	1,931,517	(187,442)	1,744,075
Interest expense	(6,933,614)	—	(6,933,614)	117,827	(6,815,787)
Income tax benefit of taxable REIT subsidiary	—	80,714	80,714	—	80,714
Income from unconsolidated entities	54,047	—	54,047	19,477	73,524
Non-cash gain from consolidation of subsidiary	1,634,876	—	1,634,876	—	1,634,876
Other income	144,275	—	144,275	(137,304)	6,971
Consolidated net loss	(2,648,804)	(439,381)	(3,088,185)	(187,442)	(3,275,627)
Net (income) loss attributable to noncontrolling interests	(233,232)	91,788	(141,444)	33,701	(107,743)
Net loss attributable to Kite Realty Group Trust	$(2,882,036)	$(347,593)	$(3,229,629)	$(153,741)	$(3,383,370)
Total assets at September 30, 2009	$1,146,428,106	$30,826,625	$1,177,254,731	$(26,901,952)	$1,150,352,779

Three Months Ended September 30, 2008	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$27,317,729	$21,129,226	$48,446,955	$(14,098,367)	$34,348,588
Operating expenses, cost of construction and services, general, administrative and other	8,320,951	20,893,948	29,214,899	(14,026,509)	15,188,390
Depreciation and amortization	8,129,462	41,719	8,171,181	—	8,171,181
Operating income	10,867,316	193,559	11,060,875	(71,858)	10,989,017
Interest expense	(7,640,125)	(60,031)	(7,700,156)	187,331	(7,512,825)
Income tax expense of taxable REIT subsidiary	—	(131,691)	(131,691)	—	(131,691)
Income from unconsolidated entities	65,641	—	65,641	—	65,641
Other income	229,307	3,643	232,950	(187,331)	45,619
Income from continuing operations	3,522,139	5,480	3,527,619	(71,858)	3,455,761
Income from discontinued operations	320,409	—	320,409	—	320,409
Consolidated net income	3,842,548	5,480	3,848,028	(71,858)	3,776,170
Net income attributable to noncontrolling interests	(870,010)	(1,217)	(871,227)	15,953	(855,274)
Net income attributable to Kite Realty Group Trust	$2,972,538	$4,263	$2,976,801	$(55,905)	$2,920,896
Total assets at September 30, 2008	$1,112,709,583	$56,880,750	$1,169,590,333	$(42,812,917)	$1,126,777,416

Nine Months Ended September 30, 2009	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$72,491,701	$35,640,745	$108,132,446	$(21,636,919)	$86,495,527
Operating expenses, cost of construction and services, general, administrative and other	25,370,116	36,544,330	61,914,446	(21,426,880)	40,487,566
Depreciation and amortization	23,971,676	133,819	24,105,495	—	24,105,495
Non-cash loss on impairment of real estate asset	5,384,747	—	5,384,747	—	5,384,747
Operating income (loss)	17,765,162	(1,037,404)	16,727,758	(210,039)	16,517,719
Interest expense	(20,925,741)	—	(20,925,741)	341,822	(20,583,919)
Income tax benefit of taxable REIT subsidiary	—	29,529	29,529	—	29,529
Income from unconsolidated entities	206,564	—	206,564	19,477	226,041
Non-cash gain from consolidation of subsidiary	1,634,876	—	1,634,876	—	1,634,876
Other income	452,791	—	452,791	(361,299)	91,492
Consolidated net loss	(866,348)	(1,007,875)	(1,874,223)	(210,039)	(2,084,262)
Net (income) loss attributable to noncontrolling interests	(534,546)	155,049	(379,497)	38,716	(340,781)
Net loss attributable to Kite Realty Group Trust	$(1,400,894)	$(852,826)	$(2,253,720)	$(171,323)	$(2,425,043)
Total assets at September 30, 2009	$1,146,428,106	$30,826,625	$1,177,254,731	$(26,901,952)	$1,150,352,779

Nine Months Ended September 30, 2008	Real Estate Operation	Development, Construction and Advisory Services1	Subtotal	Intersegment Eliminations	Total
Revenues	$78,535,583	$57,321,668	$135,857,251	$(35,000,047)	$100,857,204
Operating expenses, cost of construction and services, general, administrative and other	24,402,155	53,469,052	77,871,207	(34,337,834)	43,533,373
Depreciation and amortization	24,425,298	122,549	24,547,847	—	24,547,847
Operating income	29,708,130	3,730,067	33,438,197	(662,213)	32,775,984
Interest expense	(22,334,390)	(329,932)	(22,664,322)	546,432	(22,117,890)
Income tax expense of taxable REIT subsidiary	—	(1,536,777)	(1,536,777)	—	(1,536,777)
Income from unconsolidated entities	212,936	—	212,936	—	212,936
Other income	686,567	2,392	688,959	(546,432)	142,527
Income from continuing operations	8,273,243	1,865,750	10,138,993	(662,213)	9,476,780
Income from discontinued operations	956,273	—	956,273	—	956,273
Consolidated net income	9,229,516	1,865,750	11,095,266	(662,213)	10,433,053
Net income attributable to noncontrolling interests	(2,078,384)	(414,196)	(2,492,580)	147,011	(2,345,569)
Net income attributable to Kite Realty Group Trust	$7,151,132	$1,451,554	$8,602,686	$(515,202)	$8,087,484
Total assets at September 30, 2008	$1,112,709,583	$56,880,750	$1,169,590,333	$(42,812,917)	$1,126,777,416

____________________
1
This segment includes revenue and expense resulting in a net pre-tax gain of $3.0 million from the sale of land within the Company’s taxable REIT subsidiary. Income tax expense related to this sale was approximately $1.1 million.

Note 9. Commitments and Contingencies

Eddy Street Commons at the University of Notre Dame

Phase I of Eddy Street Commons at the University of Notre Dame, located adjacent to the University in South Bend, Indiana is one of the Company’s current major development pipeline projects.  This multi-phase project, when completed, is expected to include retail, office, hotels, a parking garage, apartments and residential units.  The Company will own the retail and office components while other components are expected to be owned by third parties or through joint ventures.  The City of South Bend has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which are being used for the construction of a parking garage and infrastructure improvements to this project.  The first retail tenants at this development property opened for business in September 2009.

The Company has jointly guaranteed the apartment developer’s construction loan, which at September 30, 2009, has an outstanding balance of approximately $21.1 million.  The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the $200 million project (the Company’s portion of which is approximately $64 million), with the exception of certain of the residential units, consistent with commitments the Company typically makes in connection with other bank-funded development projects.  If the Company is required to complete a portion of the residential components of the project or perform under its guaranty obligations, it has the right to pursue control of the related assets.  The Company is contractually obligated to both the University of Notre Dame and the City of South Bend to complete the project.  As long as the Company is using its best efforts to do so, it has limited its liability to the City to a maximum of $1 million.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture under circumstances where the lender has limited recourse to the Company.  As of September 30, 2009, the Company’s share of unconsolidated joint venture indebtedness was approximately $13.5 million, all of which was related to the Parkside Town Commons development.  As of September 30, 2009, the Operating Partnership had guaranteed its share of the balance in the event the joint venture partnership defaults under terms of the underlying arrangement.  Certain mortgages, which are guaranteed by the Operating Partnership, are secured by the property and leases of the joint venture, and the Operating Partnership has the right to attempt to sell the property in order to satisfy the outstanding obligation.

During the third quarter of 2009, a construction loan with a total commitment of $10.9 million was obtained for the limited service hotel unconsolidated joint venture at the Eddy Street Commons development in which we have a 50% interest.  The variable rate loan bears interest at the greater of LIBOR + 315 basis points or 4.00% and matures in August 2014.  As of September 30, 2009, no draws had been made on this loan.

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

As of September 30, 2009, the Company had outstanding letters of credit totaling $6.8 million, approximately $1.6 million of which all requirements have been satisfied as of that date.  At that date, there were no amounts advanced against these instruments.

Note 10. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which was primarily codified into Topic 805 – “Business Combinations” in the ASC.  This provision requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The provision is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company’s adoption of this guidance on January 1, 2009 did not have a material impact on its condensed consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” which permitted a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157 and the related FSPs were primarily codified into Topic 820 – “Fair Value Measurements and Disclosures” in the ASC.  On January 1, 2009, the Company adopted the provisions related to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis, and the adoption did not have a material impact on its condensed consolidated financial statements.

On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which was primarily codified into Topic 260 – “Earnings Per Share” in the ASC.  This provision states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The adoption of this provision did not have a material impact on reported earnings per share.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires (i) disclosure of the fair value of all financial instruments for which it is practicable to estimate that value in interim period financial statements as well as in annual financial statements, (ii) that the fair value information be presented together with the related carrying amount of the asset or liability, and (iii) disclosure of the methods and significant assumptions used to estimate the fair value and changes, if any, to the methods and significant assumptions used during the period.  This provision was primarily codified into Topic 820 – “Fair Value Measurements and Disclosures” in the ASC.  It is effective for interim periods ending after June 15, 2009, and requires additional disclosures in interim periods which were previously only required in annual financial statements.  The Company adopted this provision in the second quarter of 2009 and the required disclosure is presented in Note 5.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was primarily codified into Topic 855 – “Subsequent Events” in the ASC.  The provision requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  An entity must also disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The standard also requires entities to disclose the date through which subsequent events have been evaluated (for public companies, the date the financial statements are issued).  The provision is effective for interim or annual financial periods ending after June 15, 2009.  Accordingly, the Company adopted it in the second quarter of 2009, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.  Refer to Note 11 for the Company’s disclosure of subsequent events.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation.  This provision was primarily codified into Topic 810 – “Consolidation” in the ASC and requires a company to perform an analysis to determine whether its variable interest gives it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, the provision requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed.  It also requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements.  The Company has not yet determined the impact that adoption of this provision will have on its condensed consolidated financial statements.

Note 11. Subsequent Events

The Company has evaluated subsequent events through the time that the financial statements for the period ended September 30, 2009 were filed with the SEC in the Company’s Quarterly Report on Form 10-Q on November 9, 2009.

In October 2009, the Company repaid in full its $11.8 million fixed rate mortgage loan on the Boulevard Crossing property prior to its December 2009 maturity.  The debt was repaid using the Company’s available cash, and the property was contributed to the unencumbered property pool for the unsecured credit facility.

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

As of September 30, 2009, we owned interests in 55 operating properties consisting of 51 retail properties totaling approximately 7.9 million square feet of gross leasable area (including non-owned anchor space), three operating commercial properties totaling approximately 0.5 million square feet of net rentable area, and an associated parking garage.  Also, as of September 30, 2009, we had an interest in seven properties in our development and redevelopment pipelines.  Upon completion, we anticipate our current development and redevelopment properties to have approximately 1.1 million square feet of total gross leasable area.

In addition to our current development and redevelopment pipelines, we have a “shadow” development pipeline which includes land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financings.  As of September 30, 2009, this shadow pipeline consisted of six projects that are expected to contain approximately 2.8 million square feet of total gross leasable area upon completion.

Finally, as of September 30, 2009, we also owned interests in other land parcels comprising approximately 95 acres that we currently plan to use for future expansion of existing properties, development of new retail or commercial properties or for sale to third parties.  These land parcels are classified as “Land held for development” in the accompanying condensed consolidated balance sheet.

In the third quarter of 2009, as part of our regular quarterly review, we determined that it was appropriate to write off the net book value on the Galleria Plaza operating property in Dallas Texas and recognize a non-cash impairment charge of $5.4 million.  Our estimated future cash flows, which considers recent negative property-specific events, are anticipated to be insufficient to cover costs due to significant ground lease obligations and expected future required capital expenditures.  The Company leases the ground on which the property is situated and currently intends to turn over the operations of and convey the title to the center to the ground lessor which will increase the Company’s annual cash flows by approximately $700,000.  The non-cash impairment has no effect on the Company’s liquidity and there is no mortgage on the property.

Current Economic Conditions and Impact on Our Retail Tenants

Our business continues to feel the effects of the extended turmoil in the U.S credit markets and the overall continued softening of the economic environment.  We expect these difficult conditions to continue to significantly restrict consumer spending through the remainder of 2009 and into 2010.

Factors contributing to consumers spending less at stores owned and/or operated by our retail tenants include, among others:

•
Shortage of Financing.  Lending institutions continue to have historically tight credit standards, making it significantly more difficult for individuals and companies to obtain financing.  The shortage of financing has caused, among other things, consumers to have less disposable income available for retail spending and has made it more difficult for businesses to grow and expand.

•
Decreased Home Values and Increased Home Foreclosures.  U.S. home values have decreased sharply, and difficult economic conditions have also contributed to a record number of home foreclosures.  The historically high level of delinquencies and foreclosures, particularly among sub-prime mortgage borrowers, may continue into the foreseeable future.

•
Rising Unemployment Rates.  The U.S. unemployment rate continues to rise dramatically.  According to the Bureau of Labor Statistics, by the end of the third quarter of 2009, approximately 15.1 million, or 9.8%, of Americans were unemployed.  Rising unemployment rates could result in further contraction of consumer spending, thereby negatively affecting the businesses of our retail tenants.

•
Decreasing Consumer Confidence.  Consumer confidence is at its lowest level in decades, leading to a decline in spending on discretionary purchases.  In addition, the significant increase in personal and business bankruptcies reflects an economy in distress, with financially over-extended consumers less likely to purchase goods and/or services from our retail tenants.

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

Impact of Economy on REITs, Including Us

As an owner and developer of community and neighborhood shopping centers, our operating and financial performance is directly affected by economic conditions in the retail sector of those markets in which our operating centers and development properties are located.  As discussed above, due to the challenges facing U.S. consumers, the operations of our retail tenants are being negatively affected.  In turn, this is having a negative impact on our business, including in the following ways:

•
Difficulty In Collecting Rent; Rent Adjustments.  When consumers spend less, our tenants typically experience decreased revenues and cash flows.  This makes it more difficult for some of our tenants to pay their rent obligations, which is the primary source of our revenues.  A number of tenants have requested decreases or deferrals in their rent obligation during the first nine months of 2009.  We have granted some of these requests to assist our tenants through the current economic difficulties, which will negatively affect our cash flows in the short-term.  In addition, we have increased our allowance for doubtful accounts as we anticipate having more difficulty in collecting current and future rent receivables.

•
Termination of Leases.  If our tenants continue to struggle to meet their rental obligations, they may be forced to vacate their stores and terminate their leases with us.  During 2009, several tenants vacated their stores, and in some cases, terminated their leases with us.  It has become increasingly more difficult to negotiate lease termination fees from these terminating tenants.

•
Tenant Bankruptcies.  The trend of bankruptcy filings by U.S. businesses has continued during 2009 and may continue into the foreseeable future.  Bankruptcy declarations by our retail tenants has abated somewhat after increasing sharply in 2008 and in the first six months of 2009.

•
Decrease in Demand for Retail Space. Reflecting the extremely difficult current market conditions, demand for retail space at our shopping centers decreased in late 2008 while availability increased due to tenant terminations and bankruptcies.  The excess capacity generated by big box tenant bankruptcies has led to increased competition to lease these spaces and downward pressure on rental rates.  While we have experienced increased leasing activity in recent months, overall tenancy at our shopping centers remains slightly lower than a year ago.  As of September 30, 2009, our retail operating portfolio was approximately 91% leased and level with the leased percentage as of the end of the prior quarter.

•
Decrease in Third Party Construction Activity.  As a reflection of the various economic and other factors previously discussed, we have experienced a significant decline in our third party construction activity during 2008 and the first nine months of 2009, which had a negative impact on the revenues of our development, construction and advisory services segment.  We anticipate that general economic conditions will likely result in lower levels of third party construction activity for the remainder of 2009 and beyond.

The factors discussed above, among others, continued to have a negative impact on our business in the third quarter of 2009.  We expect that these conditions will continue into the foreseeable future.

Financing Strategy

As part of our overall financing and capital strategy to maintain a strong balance sheet with sufficient flexibility to fund our operating and development activities in a cost-effective way, we engaged in a number of financing activities in the third quarter of 2009.  In August, the $8.2 million loan on our Bridgewater Crossing property was refinanced with a $7.0 million loan bearing interest at LIBOR plus 185 basis points and maturing in June 2013.  We funded a $1.2 million paydown of this loan with cash.  In September, the $15.8 million fixed rate mortgage loan on our Ridge Plaza property was retired prior to its October 2009 maturity using available cash.

In addition, subsequent to the end of the third quarter, in October we repaid in full our $11.8 million fixed rate mortgage loan on our Boulevard Crossing property prior to its December 2009 maturity, and, as a result, the only remaining 2009 debt maturities relate to scheduled monthly principal payments.

As of September 30, 2009, approximately $90.2 million of our consolidated indebtedness was scheduled to mature in 2010, including scheduled monthly principal payments.  We continue to seek to refinance or extend the majority of these maturities on satisfactory terms.  We believe we have good relationships with a number of banks and other financial institutions that will allow us an opportunity to refinance these borrowings with the existing lenders or replacement lenders.  While we can give no assurance, due to the current status of negotiations with existing and alternative lenders, we believe we will have the ability to extend, refinance, or repay all of our debt that is maturing through 2010.  To the extent necessary, we may also utilize the availability on our unsecured revolving credit facility, pursuant to which we had approximately $69.5 million of availability as of September 30, 2009, or available cash.  We continue to seek alternative sources of financing and other capital in the event we are not able to refinance our 2010 maturities on satisfactory terms, or at all.

Obtaining new financing is also important to our business due to the capital needs of our existing development and redevelopment projects.  The properties in our development and redevelopment pipelines, which are primary drivers for our near-term growth, will require a substantial amount of capital to complete.  As of September 30, 2009, our unfunded share of the total estimated cost of the properties in our current development and redevelopment pipelines was approximately $23 million.  While we believe we will have access to sufficient resources to be able to fund our investments in these projects through a combination of our $32.6 million in available cash and cash equivalents, new and existing construction loans and draws on our unsecured credit facility, a prolonged credit crisis will make it more costly and difficult to raise additional capital, if necessary.

Critical Accounting Policies and Estimates

Our critical accounting policies as discussed in our 2008 Annual Report on Form 10-K have not materially changed during 2009.  See Notes 2 and 10 to the condensed consolidated financial statements in Item 1 of this report for a summary of significant accounting policies and recent accounting pronouncements.

Results of Operations

At September 30, 2009, we owned interests in 55 operating properties (consisting of 51 retail properties, three operating commercial properties and an associated parking garage) and seven entities that held interests in development or redevelopment properties.

At September 30, 2008, we owned interests in 57 operating properties (consisting of 52 retail properties, four operating commercial properties and an associated parking garage) and 10 entities that held interests in development or redevelopment properties.

The comparability of results of operations is significantly affected by our development, redevelopment, and operating property acquisition and disposition activities in 2008 and 2009.  Therefore, we believe it is most useful to review the comparisons of our 2008 and 2009 results of operations (as set forth below under “Comparison of Operating Results for the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008” and “Comparison of Operating Results for the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008”) in conjunction with the discussion of our significant development, redevelopment, and operating property acquisition and disposition activities during those periods, which is set forth directly below.

Development Activities

The following properties were in our development pipeline and were operational or partially operational at various times from January 1, 2008 through September 30, 2009:

Property Name	MSA	Economic Occupancy Date1	Owned GLA
Eddy Street Commons	South Bend, IN	September 2009	165,000
Cobblestone Plaza	Ft. Lauderdale, FL	March 2009	157,957
54th & College	Indianapolis, IN	June 2008	N/A	2
Bayport Commons	Tampa, FL	September 2007	94,756
Gateway Shopping Center	Marysville, WA	April 2007	100,949

____________________
1	Represents the date in which we started receiving rental payments under tenant leases at the property or the tenant took possession of the property, whichever occurred first.

2	Property is ground leased to a single tenant.

Property Acquisition Activities

In February 2008, we purchased Rivers Edge, a 110,875 square foot shopping center located in Indianapolis, Indiana, for $18.3 million.  This property was purchased with the intent to redevelop; therefore, it is included in our redevelopment pipeline, as shown in the “Redevelopment Activities” table below. However, for purposes of the comparison of operating results, this property is classified as an acquired property during 2008 in the comparison of operating results for the “Comparison of Operating Results for the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008” below.

Operating Property Disposition Activities

The following operating properties were sold from January 1, 2008 through September 30, 2009:

Property Name	MSA	Disposition Date	Owned GLA
Spring Mill Medical, Phase I1	Indianapolis, Indiana	December 2008	63,431
Silver Glen Crossing	Chicago, Illinois	December 2008	132,716

____________________
1	At the time of sale, Spring Mill Medical was an unconsolidated joint venture property in which we held a 50% interest.

Redevelopment Activities

The following properties were in our redevelopment pipeline at various times during the period from January 1, 2008 through September 30, 2009:

Property Name	MSA	Transition Date1	Owned GLA
Coral Springs Plaza	Ft. Lauderdale, Florida	March 2009	94,756
Galleria Plaza2	Dallas, Texas	March 2009	44,306
Courthouse Shadows	Naples, Florida	September 2008	134,867
Four Corner Square	Maple Valley, Washington	September 2008	73,099
Bolton Plaza	Jacksonville, Florida	June 2008	172,938
Rivers Edge	Indianapolis, Indiana	June 2008	110,875
Glendale Town Center3	Indianapolis, Indiana	March 2007	685,000
Shops at Eagle Creek4	Naples, Florida	December 2006	75,944

____________________
1	Transition date represents the date the property was transitioned from our operating portfolio to our redevelopment pipeline.

2	During the third quarter of 2009, we determined it was appropriate to write-off the net book value of the Galleria Plaza property and recognized a non-cash impairment charge of $5.4 million.

3
 Property was transitioned back into the operating portfolio in the third quarter of 2008 as redevelopment was substantially completed.  However, because the property was under redevelopment during part of 2008, it is classified as such in the comparison of operating results tables below.

4
Property was transitioned to the operating portfolio in the first quarter of 2009 as redevelopment was substantially completed.  However, because the property was under redevelopment during 2008, it is classified as such in the comparison of operating results tables below.

Comparison of Operating Results for the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

The following table reflects our condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008 (unaudited):

	Three months ended September 30,
	2009	2008	Increase (Decrease) 2009 to 2008
Revenue:
Rental income (including tenant reimbursements)	$22,066,538	$23,195,631	$(1,129,093)
Other property related revenue	1,177,057	3,797,675	(2,620,618)
Construction and service fee revenue	2,684,209	7,355,282	(4,671,073)
Total revenue	25,927,804	34,348,588	(8,420,784)
Expenses:
Property operating expense	4,427,364	4,093,457	333,907
Real estate taxes	2,735,820	3,502,958	(767,138)
Cost of construction and services	2,381,885	6,139,130	(3,757,245)
General, administrative, and other	1,388,645	1,452,845	(64,200)
Depreciation and amortization	7,865,268	8,171,181	(305,913)
Non-cash loss on impairment of real estate asset	5,384,747	—	5,384,747
Total expenses	24,183,729	23,359,571	824,158
Operating income	1,744,075	10,989,017	(9,244,942)
Interest expense	(6,815,787)	(7,512,825)	(697,038)
Income tax benefit (expense) of taxable REIT subsidiary	80,714	(131,691)	(212,405)
Income from unconsolidated entities	73,524	65,641	7,883
Non-cash gain from consolidation of subsidiary	1,634,876	—	1,634,876
Other income, net	6,971	45,619	(38,648)
(Loss) income from continuing operations	(3,275,627)	3,455,761	(6,731,388)
Income from discontinued operations	—	320,409	(320,409)
Consolidated net (loss) income	(3,275,627)	3,776,170	(7,051,797)
Net income attributable to noncontrolling interests	(107,743)	(855,274)	(747,531)
Net (loss) income attributable to Kite Realty Group Trust	$(3,383,370)	$2,920,896	$(6,304,266)

Rental income (including tenant reimbursements) decreased approximately $1.1 million, or 5%, due to the following:

Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$(1,868,536)
Development properties that became operational or were partially operational in 2008 and/or 2009	860,765
Properties under redevelopment during 2008 and/or 2009	(121,322)
Total	$(1,129,093)

Excluding the changes due to transitioned development properties and the properties under redevelopment, the net $1.9 million decrease in rental income was primarily due to a $0.5 million decrease due to termination of big box tenants at three of our properties and $0.4 million from lower occupancy of small shop tenants at several other properties, a $0.4 million decrease due to the 2008 write-off to income of in-place lease liabilities at one of our properties, $0.2 million in rental income due to the second quarter 2009 sale of an outlot subject to a ground lease, and $0.4 million from lower recoveries due to real estate tax reductions at several of our operating properties.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on land parcel sales. This revenue decreased approximately $2.6 million, or 69%, as a result of a decrease of $2.5 million in gains on land parcel sales and a $0.1 million decrease in lease termination income.

Construction revenue and service fees decreased approximately $4.7 million, or 64%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our decision to reduce our third party construction activity.

Property operating expenses increased approximately $0.3 million, or 8%, due to the following:

Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$265,573
Development properties that became operational or were partially operational in 2008 and/or 2009	215,495
Properties under redevelopment during 2008 and/or 2009	(147,161)
Total	$333,907

Excluding the changes due to transitioned development properties and the properties under redevelopment, the net $0.3 million increase in property operating expenses was primarily due to a $0.3 million increase in bad debt expense at a number of our operating properties.

Real estate taxes decreased approximately $0.8 million, or 22%, due to the following:

Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$(953,523)
Development properties that became operational or were partially operational in 2008 and/or 2009	73,306
Properties under redevelopment during 2008 and/or 2009	113,079
Total	$(767,138)

Excluding the changes due to transitioned development properties and the properties under redevelopment, the net $1.0 million decrease in real estate taxes was primarily due to the effects of 2009 reassessments, especially in the state of Indiana, partially offset by the effects of appeals and reassessments recorded in 2008.

Cost of construction and services decreased approximately $3.8 million, or 61%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our decision to reduce our third party construction activity.

Depreciation and amortization expense decreased approximately $0.3 million, or 4%, due to the following:

Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$(393,117)
Development properties that became operational or were partially operational in 2008 and/or 2009	118,775
Properties under redevelopment during 2008 and/or 2009	(31,571)
Total	$(305,913)

Excluding the changes due to transitioned development properties and the properties under redevelopment, the net $0.4 million decrease in depreciation and amortization expense was primarily due to a higher level of accelerated depreciation and amortization of vacated tenant costs at several of our operating properties in 2008 as compared to 2009.

The $5.4 million non-cash loss on impairment of a real estate asset in 2009 relates to the write-off of the net book value of our Galleria Plaza property.  Our estimated future cash flows, which consider recent negative property-specific events, are anticipated to be insufficient to cover costs due to significant ground lease obligations and expected future required capital expenditures.

    Interest expense decreased $0.7 million, or 9%, primarily due to a 270 basis point reduction in the average LIBOR interest rate.

Income tax benefit (expense) decreased $0.2 million primarily due to lower construction volume in our taxable REIT subsidiary.

The $1.6 million non-cash gain from consolidation of subsidiary in 2009 was recognized upon the consolidation of The Centre joint venture.  In the third quarter of 2009, we paid off the third party loan on this previously unconsolidated entity and contributed approximately $2.1 million of capital to the entity.  In accordance with the provisions of Topic 810 – “Consolidation” of the ASC, the financial statements of The Centre were consolidated as of September 30, 2009 and its assets and liabilities were recorded at fair value with a resulting non-cash gain of $1.6 million.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

The following table reflects our condensed consolidated statements of operations for the nine months ended September 30, 2009 and 2008 (unaudited):

	Nine months ended September 30,
	2009	2008	Increase (Decrease) 2009 to 2008
Revenue:
Rental income (including tenant reimbursements)	$67,364,625	$68,972,815	$(1,608,190)
Other property related revenue	4,535,235	11,929,267	(7,394,032)
Construction and service fee revenue	14,595,667	19,955,122	(5,359,455)
Total revenue	86,495,527	100,857,204	(14,361,677)
Expenses:
Property operating expense	14,116,458	12,379,283	1,737,175
Real estate taxes	9,132,701	9,804,123	(671,422)
Cost of construction and services	12,958,935	16,927,764	(3,968,829)
General, administrative, and other	4,279,472	4,422,203	(142,731)
Depreciation and amortization	24,105,495	24,547,847	(442,352)
Non-cash loss on impairment of real estate asset	5,384,747	—	5,384,747
Total expenses	69,977,808	68,081,220	1,896,588
Operating income	16,517,719	32,775,984	(16,258,265)
Interest expense	(20,583,919)	(22,117,890)	(1,533,971)
Income tax benefit (expense) of taxable REIT subsidiary	29,529	(1,536,777)	(1,566,306)
Income from unconsolidated entities	226,041	212,936	13,105
Non-cash gain from consolidation of subsidiary	1,634,876	—	1,634,876
Other income, net	91,492	142,527	(51,035)
(Loss) income from continuing operations	(2,084,262)	9,476,780	(11,561,042)
Income from discontinued operations	—	956,273	(956,273)
Consolidated net (loss) income	(2,084,262)	10,433,053	(12,517,315)
Net income attributable to noncontrolling interests	(340,781)	(2,345,569)	(2,004,788)
Net (loss) income attributable to Kite Realty Group Trust	$(2,425,043)	$8,087,484	$(10,512,527)

Rental income (including tenant reimbursements) decreased approximately $1.6 million, or 2%, due to the following:
Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$(2,726,413)
Development properties that became operational or were partially operational in 2008 and/or 2009	2,293,292
Property acquired during 2008	34,233
Properties under redevelopment during 2008 and/or 2009	(1,209,302)
Total	$(1,608,190)

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $2.7 million decrease in rental income was primarily due a $1.1 million decrease due to termination of big box tenants at three of our properties, $0.5 million from lower occupancy of small shop tenants at several other properties, a $0.4 million decrease due to the 2008 write off of in-place lease liabilities to income at one of our properties, $0.2 million from the second quarter 2009 sale of an outlot subject to a ground lease, and $0.5 million from lower recoveries due to real estate tax reductions at several of our operating properties.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on land parcel sales.  This revenue decreased approximately $7.4 million, or 62%, primarily as a result of a decrease of $6.8 million in gains on land parcel sales and a $0.8 million decrease in lease termination income.

Construction revenue and service fees decreased approximately $5.4 million, or 27%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our decision to reduce our third party construction activity.

    Property operating expenses increased approximately $1.7 million, or 14%, due to the following:

Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$1,278,506
Development properties that became operational or were partially operational in 2008 and/or 2009	384,057
Property acquired during 2008	80,271
Properties under redevelopment during 2008 and/or 2009	(5,659)
Total	$1,737,175

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $1.3 million increase in property operating expenses was primarily due to a $1.2 million net increase in bad debt expense at a number of our operating properties.

Real estate taxes decreased approximately $0.7 million, or 7%, due to the following:
Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$(897,864)
Development properties that became operational or were partially operational in 2008 and/or 2009	197,203
Property acquired during 2008	(14,435)
Properties under redevelopment during 2008 and/or 2009	43,674
Total	$(671,422)

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.9 million decrease in real estate taxes was primarily attributable to the timing of reassessments and the settlement of appeals in 2009 and 2008.  Specifically, in the third quarter of 2009, we experienced a decrease in real estate taxes from a reduction in rate at two of our commercial properties, a small portion of which is refundable to tenants.

Cost of construction and services decreased approximately $4.0 million, or 23%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our decision to reduce our third party construction activity.

General, administrative and other expenses decreased approximately $0.1 million, or 3%.  This decrease is primarily due to lower personnel costs.

Depreciation and amortization expense decreased approximately $0.4 million, or 2%, due to the following:
Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$(261,712)
Development properties that became operational or were partially operational in 2008 and/or 2009	758,805
Property acquired during 2008	(72,135)
Properties under redevelopment during 2008 and/or 2009	(867,310)
Total	$(442,352)

Excluding the changes due to transitioned development properties, the acquisition of a property, and the properties under redevelopment, the net $0.3 million decrease in depreciation and amortization expense was primarily due to a higher level of accelerated depreciation and amortization of vacated tenant costs at several of our operating properties in 2008 as compared to 2009.

The $5.4 million non-cash loss on impairment of a real estate asset in 2009 relates to the write-off of the net book value of our Galleria Plaza property.  Our estimated future cash flows, which consider recent negative property-specific events, are anticipated to be insufficient to cover costs due to significant ground lease obligations and expected future required capital expenditures.

Interest expense decreased approximately $1.5 million, or 7%, due to the following:
Increase (Decrease) 2009 to 2008
Properties fully operational during 2008 and 2009 & other	$(2,012,208)
Development properties that became operational or were partially operational in 2008 and/or 2009	707,887
Property acquired during 2008	(229,650)
Total	$(1,533,971)

Excluding the changes due to transitioned development properties and the acquisition of a property, the net $2.0 million decrease in interest expense was primarily due to the retirement of variable rate debt at several of our properties, the pay down of our unsecured revolving credit facility with proceeds from our common share offering, and a lower average LIBOR.

Income tax benefit (expense) decreased $1.6 million primarily due to income taxes incurred by our taxable REIT subsidiary associated with the gain on the sale of land in 2008.

The $1.6 million non-cash gain on consolidation of subsidiary in 2009 was recognized upon the consolidation of The Centre joint venture.  In the third quarter of 2009, we paid off the third party loan on this previously unconsolidated entity and contributed approximately $2.1 million of capital to the entity.  In accordance with the provisions of Topic 810 – “Consolidation” of the ASC, the financial statements of The Centre were consolidated as of September 30, 2009 and its assets and liabilities were recorded at fair value with a resulting non-cash gain of $1.6 million.

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

We engaged in a number of financing activities in the third quarter of 2009.  In August, the $8.2 million loan on our Bridgewater Crossing property was refinanced with a $7.0 million loan bearing interest at LIBOR plus 185 basis points and maturing in June 2013.  We funded a $1.2 million paydown of this loan with cash.  In September, the $15.8 million fixed rate mortgage loan on our Ridge Plaza property was retired using available cash prior to its October 2009 maturity.  As of September 30, 2009, approximately $69.5 million was available to be drawn under our unsecured revolving credit facility and $32.6 million was in available cash and cash equivalents.

In addition, subsequent to the end of the third quarter, in October we repaid in full our $11.8 million fixed rate mortgage loan on our Boulevard Crossing property prior to its December 2009 maturity.  The debt was repaid using our available cash, and the property was contributed to the unencumbered property pool for the unsecured facility.  As a result of this payoff, the only remaining 2009 debt maturities relate to scheduled monthly principal payments.

We continue to conduct negotiations with our existing and alternative lenders to refinance or obtain extensions on our 2010 maturities, which totaled approximately $90.2 million as of September 30, 2009, including scheduled monthly principal payments.  While we can give no assurance, due to the current status of negotiations for our near-term maturing indebtedness, we currently believe we will have the ability to extend, refinance, or repay all of our debt that is maturing through the end of 2010.

In the future, we may raise additional capital by disposing of properties and land parcels that are no longer a core component of our growth strategy and/or pursuing joint venture capital partners.  We will also continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

As of September 30, 2009, we had available cash and cash equivalents on hand of $32.6 million. We may be subject to concentrations of credit risk with regards to our cash and cash equivalents.  We place our cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such investments may temporarily be in excess of FDIC and SIPC insurance limits; however, we attempt to limit our exposure at any one time.  As of September 30, 2009, the majority of our cash and cash equivalents were held in demand deposit accounts that are 100% insured under the federal government’s Temporary Liquidity Guarantee Program.

In addition to cash generated from operations, we discuss below our other principal capital resources.

Our Principal Capital Resources

Our Unsecured Revolving Credit Facility

In February 2007, our Operating Partnership entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (the “unsecured facility”).  As of September 30, 2009, our outstanding indebtedness under the unsecured facility was approximately $77.8 million, bearing interest at a current rate of LIBOR plus 125 basis points.  Including the effects of our hedge agreements, at September 30, 2009, the weighted average interest rate on our unsecured revolving credit facility was approximately 6.27%.

The amount that we may borrow under the unsecured facility is based on the value of assets in the unencumbered property pool.  As of September 30, 2009, we have 52 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 49 are wholly owned and three of which are owned through joint ventures.  The major unencumbered assets include: Broadstone Station, Courthouse Shadows, Four Corner Square, Hamilton Crossing, King's Lake Square, Market Street Village, Naperville Marketplace, PEN Products, Publix at Acworth, Red Bank Commons, Ridge Plaza, Shops at Eagle Creek, Traders Point II, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes.  As of September 30, 2009 the amount available to us for future draws under this facility was approximately $69.5 million.

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

Our ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility requires us to satisfy certain financial covenants, including:

•	a maximum leverage ratio of 65% (or up to 70% in certain circumstances);

•	Adjusted EBITDA (as defined in the unsecured facility) to fixed charges coverage ratio of at least 1.50 to 1;

•	minimum tangible net worth (defined as Total Asset Value less Total Indebtedness) of $300 million (plus 75% of the net proceeds of any equity issuances from the date of the agreement);

•	ratio of net operating income of unencumbered property to debt service under the unsecured facility of at least 1.50 to 1;

•	minimum unencumbered property pool occupancy rate of 80%;

•	ratio of variable rate indebtedness to total asset value of no more than 0.35 to 1; and

•	ratio of recourse indebtedness to total asset value of no more than 0.30 to 1.

We were in compliance with all applicable covenants under the unsecured facility as of September 30, 2009.

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

Capital Markets

We have filed a registration statement with the Securities and Exchange Commission allowing us to offer, from time to time, common shares or preferred shares for an aggregate initial public offering price of up to $500 million, of which $408 million remains available as of September 30, 2009.  In May 2009, we completed an equity offering of 28,750,000 common shares at an offering price of $3.20 per share for aggregate gross and net proceeds of $92.0 million and $87.5 million, respectively.  Approximately $57 million of the net proceeds were used to repay borrowings under our unsecured revolving credit facility and the remainder was retained as cash, which we anticipate using to address future debt maturities and capital needs.

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

Short-Term Liquidity Needs

To avoid paying tax on our income and to meet the requirements for qualifying for REIT status (which include the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income), we distribute a substantial majority of our taxable income on an annual basis.  This fact, coupled with the nature of our business, causes us to have substantial liquidity needs over both the short-term and the long-term.  Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures.  Each quarter we discuss with our Board of Trustees (the “Board”) our liquidity requirements along with other relevant factors before the Board decides whether and in what amount to declare a distribution.  In September 2009, our Board declared a quarterly cash distribution of $0.06 per common share for the quarter ending September 30, 2009.  Our distributions for the last two quarters were lower than the distributions paid in the prior year, thereby allowing us to conserve additional liquidity.  The Board of Trustees is continuing to evaluate current economic and market conditions and anticipates declaring a quarterly cash distribution for the quarter ending December 31, 2009 later in the fourth quarter.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions.  These amounts, as well as the level of recurring capital improvement expenditures, will vary from year to year.  During the three months ended September 30, 2009, we incurred approximately $0.4 million of costs for recurring capital expenditures on operating properties and approximately $0.5 million of costs for tenant improvements and external leasing commissions.  We currently anticipate incurring approximately $4-5 million in additional tenant improvements, renovation and expansion costs within the next twelve months for two recently executed anchor tenant leases.  We are also in lease negotiations with big box and shop tenants that could require the expenditure of tenant improvement, renovation and expansion dollars.  We anticipate these expenditures will be funded through draws on the unsecured credit facility.

We expect to meet our short-term liquidity needs through cash and cash equivalents, borrowings under the unsecured facility, new construction or mortgage loans, cash generated from operations and, to the extent necessary, accessing the public equity and debt markets to the extent that we are able.

Debt Maturities

The following table presents scheduled principal repayments on mortgage and other indebtedness as of September 30, 2009:

20091	$12,511,073
2010	90,216,302
20112	251,294,810
2012	54,196,172
2013	14,584,352
Thereafter	236,284,373

Unamortized Premiums	1,085,483
Total	$660,172,565

____________________
1
In October, we repaid in full our $11.8 million fixed rate mortgage loan on the Boulevard Crossing property prior to its December 2009 maturity, and, as a result, the only remaining 2009 debt maturities relate to scheduled monthly principal payments.

2	Our unsecured revolving credit facility, of which $77.8 million was outstanding as of September 30, 2009, has an extension option to 2012 subject to certain customary provisions.

As of September 30, 2009, approximately $90.2 million of our consolidated indebtedness was scheduled to mature in 2010, including scheduled monthly principal payments.  We are in the process of negotiating extensions with the current lender on these loans with the exception of the loan on our Tarpon Springs Plaza property, which we currently anticipate retiring with proceeds from a permanent loan on the Ridge Plaza operating property.

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

Redevelopment Properties.  As of September 30, 2009, five of our properties (Bolton Plaza, Rivers Edge, Courthouse Shadows, Four Corner Square, and Coral Springs Plaza) were undergoing redevelopment activities.  We anticipate our investment in these redevelopment projects will be a total of approximately $11.5 million, which we currently intend to fund through borrowings on our unsecured facility.  We are currently in negotiations with potential anchor tenants for three of the five projects.  Each of these tenants will enhance the projects and provide additional clarity on the scope and cost of each redevelopment.

Development Properties.  As of September 30, 2009, we had two development projects in our current development pipeline.  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $82 million, of which approximately $68 million had been incurred as of September 30, 2009.  Our share of the total estimated cost of these projects is approximately $59 million, of which we have incurred approximately $46 million as of September 30, 2009.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans.  In addition, if necessary, we may make draws on our unsecured facility to the extent the facility is available.

 “Shadow” Development Pipeline. In addition to our current development pipeline, we have a “shadow” development pipeline which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of September 30, 2009, this shadow pipeline consisted of six projects that are expected to contain approximately 2.8 million square feet of total leasable area.  We currently anticipate the total estimated cost of these six projects will be approximately $304 million, of which our share is currently expected to be approximately $140 million.  However, we are generally not contractually obligated to complete any developments in our shadow pipeline, as these projects consist of land parcels on which we have not yet commenced construction.  With respect to each asset in the shadow pipeline, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  Once these projects are transferred to the current development pipeline, we intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured facility, if necessary.

Selective Acquisitions, Developments and Joint Ventures.  We may selectively pursue the acquisition and development of other properties, which would require additional capital.  It is unlikely we would have sufficient funds on hand to meet these long-term capital requirements.  We would have to satisfy these needs through participation in joint venture arrangements, additional borrowings, sales of common or preferred shares and/or cash generated through property or other asset dispositions.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements.  Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions, which are discussed in more detail above in “Overview”.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Cash provided by operating activities was $14.5 million for the nine months ended September 30, 2009, a decrease of $16.6 million from the first nine months of 2008.  The decrease in cash provided by operations was largely the result of the change in accounts payable, accrued expenses, deferred revenue and other liabilities between periods of approximately $8.1 million and the change in other property-related revenue, primarily consisting of land sales, of approximately $7.4 million.

Cash used in investing activities was $42.3 million for the nine months ended September 30, 2009, a decrease of $55.5 million compared to the first nine months of 2008.  The decrease in cash used in investing activities was primarily a result of a decrease of $70.8 million in property acquisitions and capital expenditures in the first nine months of 2009 compared to the first nine months of 2008, which was partially offset by an increase of $10.8 million in contributions to unconsolidated entities and a change in construction payables of approximately $2.1 million.

Cash provided by financing activities was $50.4 million for the nine months ended September 30, 2009, a decrease of $8.8 million compared to the first nine months of 2008.  The decrease in cash provided by financing activities is largely due to a decrease of $101.0 million in loan proceeds in the first nine months of 2009 compared to the first nine months of 2008, partially offset by the $87.5 million net proceeds from the common share offering in May 2009.

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

The following table reconciles our consolidated net income to FFO for the three and nine months ended September 30, 2009 and 2008 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Consolidated net (loss) income1	$(3,275,627)	$3,776,170	$(2,084,262)	$10,433,053
Less non-cash gain from consolidation of subsidiary, net of noncontrolling interests	(980,926)	—	(980,926)	—
Deduct net income attributable to noncontrolling interests in properties	(695,655)	(22,230)	(742,130)	(37,830)
Add depreciation and amortization of consolidated entities, net of noncontrolling interests in properties	7,724,160	8,105,171	23,693,084	24,406,665
Add depreciation and amortization of unconsolidated entities	52,797	101,944	157,623	304,572
Funds From Operations of the Kite Portfolio2	2,824,749	11,961,055	20,043,389	35,106,460
Deduct redeemable noncontrolling interests in Funds From Operations	(319,197)	(2,655,448)	(3,173,320)	(7,793,634)
Funds From Operations allocable to the Company2	$2,505,552	$9,305,607	$16,870,069	$27,312,826
____________________
1	Includes non-cash impairment loss on a real estate asset of $5,384,747 for the three and nine months ended September 30, 2009.

2
“Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of the Operating Partnership’s real estate properties and construction and service subsidiaries in which we own an interest. “Funds From Operations allocable to the Company” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our current development pipeline, including our obligations in connection with our Eddy Street Commons development, as discussed below in “Contractual Obligations”, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed above.  As of September 30, 2009, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

    As of September 30, 2009, the seven joint ventures in which the Company had an investment had total debt of approximately $102.6 million.  Of this amount, $13.5 million was unconsolidated and related to the Parkside Town Commons development.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of September 30, 2009, the Operating Partnership had guaranteed its share of the unconsolidated joint venture debt of $13.5 million in the event the joint venture partnership defaults under the terms of the underlying arrangement.  Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

    During the third quarter of 2009, a construction loan with a total commitment of $10.9 million was obtained for the limited service hotel unconsolidated joint venture at the Eddy Street Commons development in which we have a 50% interest.  The variable rate loan bears interest at the greater of LIBOR + 315 basis points or 4.00% and matures in August 2014.  As of September 30, 2009, no draws had been made on this loan.

Contractual Obligations

Obligations in Connection with Our Current Development, Redevelopment and Shadow Pipeline

We are obligated under various contractual arrangements to complete the projects in our current development pipeline.  We currently anticipate our share of the cost of the two projects in our current development pipeline will be approximately $59 million (including $35 million of costs associated with Phase I of our Eddy Street Commons development discussed below), of which approximately $13 million of our share was unfunded as of September 30, 2009.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans.  In addition, if necessary, we may make draws on our unsecured credit facility to the extent the facility is available.

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

Eddy Street Commons at the University of Notre Dame

Phase I of Eddy Street Commons at the University of Notre Dame, located adjacent to the University in South Bend, Indiana is one of our current development pipeline projects.  This multi-phase project is expected to include retail, office, hotels, a parking garage, apartments and residential units.  We will own the retail and office components while other components are expected to be owned by third parties or through joint ventures.  The City of South Bend has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which are being used for the construction of a parking garage and infrastructure improvements to this project.  The first retail tenants at this development property opened for business in September 2009.

We have jointly guaranteed the apartment developer’s construction loan, which at September 30, 2009, has an outstanding balance of approximately $21.1 million.  We also have a contractual obligation in the form of a completion guarantee to the University of Notre Dame and to the City of South Bend to complete all phases of the $200 million project (our portion of which is approximately $64 million), with the exception of certain of the residential units.  If we are required to complete a portion of the residential components of the project or perform under our guaranty obligations, we have the right to pursue control of the related assets.  If we fail to fulfill our contractual obligations in connection with the project, but are using our best efforts to do so, we may be held liable to the University of Notre Dame and the City of South Bend but we have limited our liability to both of these entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

Market risk refers to the risk of loss from adverse changes in interest rates of debt instruments of similar maturities and terms. We had approximately $660.2 million of outstanding consolidated indebtedness as of September 30, 2009 (inclusive of net premiums on acquired debt of $1.1 million).  As of September 30, 2009, we were party to various consolidated interest rate hedge agreements for a total of $205 million, with interest rates ranging from 4.40% to 6.32% and maturities over various terms through 2012.  Including the effects of these swaps, our fixed and variable rate debt would have been approximately $518.3 million (79%) and $140.8 million (21%), respectively, of our total consolidated indebtedness at September 30, 2009.  Including our share of unconsolidated debt and the effect of these swaps, our fixed and variable rate debt was 77% and 23%, respectively, of total consolidated and our share of unconsolidated indebtedness at September 30, 2009.

The fair value of our fixed rate debt as of September 30, 2009 was $323.2 million.  Based on the amount of fixed rate debt outstanding at September 30, 2009, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $13.2 million.  A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $14.1 million.  A 100 basis point increase in interest rates on our variable rate debt as of September 30, 2009 would decrease our annual cash flow by approximately $1.4 million.  A 100 basis point decrease in interest rates on our variable rate debt as of September 30, 2009 would increase our annual cash flow by approximately $1.4 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KITE REALTY GROUP TRUST

November 9, 2009	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 9, 2009	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
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