Form 10-K
period 2009-12-31
KITE REALTY GROUP TRUST
filed 2010-03-16
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________to___________
Commission File Number: 001-32268

Kite Realty Group Trust
(Exact name of registrant as specified in its charter)

Maryland	11-3715772
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 S. Meridian Street, Suite 1100
Indianapolis, Indiana 46204
(Address of principal executive offices) (Zip code)

(317) 577-5600
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to  be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer ☐	Smaller reporting company	☐
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐ No   ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $181.6 million based upon the closing price of $2.92 per share on the New York Stock Exchange on such date.

The number of Common Shares outstanding as of March 5, 2010 was 63,186,339 ($.01 par value).

Documents Incorporated by Reference

Portions of the Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 4, 2010, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

KITE REALTY GROUP TRUST
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2009

PART I

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

Overview

We are a full-service, vertically integrated real estate company engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development and redevelopment of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States. We also provide real estate facility management, construction, development and other advisory services to third parties.

We conduct all of our business through our Operating Partnership, of which we are the sole general partner. As of December 31, 2009, we held an approximate 89% interest in our Operating Partnership. Limited partners owned the remaining 11% of the interests in our Operating Partnership at December 31, 2009.

As of December 31, 2009, we owned interests in a portfolio of 51 retail operating properties totaling approximately 7.9 million square feet of gross leasable area (including approximately 2.9 million square feet of non-owned anchor space).  Our retail operating portfolio was 90.1% leased as of December 31, 2009 to a diversified retail tenant base, with no single retail tenant accounting for more than 3.3% of our total annualized base rent. In the aggregate, our largest 25 tenants account for approximately 41% of our annualized base rent as of December 31, 2009.  See Item 2, “Properties” for a list of our top 25 tenants by annualized base rent.

We also own interests in three commercial (office/industrial) operating properties totaling approximately 0.5 million square feet of net rentable area and an associated parking garage, all located in the state of Indiana. The occupancy of our commercial operating portfolio was 96.2% as of December 31, 2009.

As of December 31, 2009, we also had an interest in seven retail properties in our development and redevelopment pipelines. Upon completion, our development and redevelopment properties are anticipated to have approximately 1.1 million square feet of gross leasable area (including approximately 0.3 million square feet of non-owned anchor space).  In addition to our current development and redevelopment pipelines, we have a “shadow” development pipeline which includes land parcels that are undergoing pre-development activities and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financings.  As of December 31, 2009, this shadow pipeline consisted of six projects that are expected to contain approximately 2.8 million square feet of total gross leasable area (including non-owned anchor space) upon completion.

In addition, as of December 31, 2009, we owned interests in various land parcels totaling approximately 95 acres.  These parcels are classified as “Land held for development” in the accompanying consolidated balance sheets and may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.

Our operating portfolio, current development and redevelopment pipelines and land parcels are located in the states of Florida, Georgia, Illinois, Indiana, New Jersey, North Carolina, Ohio, Oregon, Texas and Washington.

Difficult economic conditions during the last two years have had a negative impact on consumer confidence and spending. This, in turn, is causing segments of the retail industry to be negatively impacted as retailers struggle to sell goods and services. As an owner and developer of community and neighborhood shopping centers, our performance is directly linked to economic conditions in the retail industry in those markets where our operating centers and development properties are located. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of the current economic conditions and their impact on us.

Significant 2009 Activities

Financing and Capital Raising Activities. As discussed in more detail below in “Business Objectives and Strategies,” our primary business objectives are to generate increasing cash flow, achieve long-term growth and maximize shareholder value primarily through the operation, development, redevelopment and acquisition of well-located community and neighborhood shopping centers. However, as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” current economic and financial market conditions have created a need for most REITs, including us, to place a significant amount of emphasis on our financing and capital preservation strategy. Therefore, our primary objective recently has been, and in the future will continue to be, the strengthening of our balance sheet, managing of our debt maturities and conservation of cash. We ended the year 2009 with approximately $87 million of combined cash and borrowing capacity on the unsecured revolving credit facility and, as of February 17, 2010, have extended all of our 2010 debt maturities. We will remain focused on 2011 refinancing activity and will continue to aggressively manage our operating portfolio.

During 2009, we successfully completed various financing, refinancing and capital-raising activities. As a result of these actions, we reduced the amount outstanding under our unsecured revolving credit facility to $78 million at December 31, 2009 from $105 million at December 31, 2008 and paid down the balances of various other loans. The significant financing, refinancing and capital raising activities completed during 2009 included the following:

New Financings in 2009

•
Permanent financing of $15.4 million was placed on the Eastgate Pavilion operating property in Cincinnati, Ohio, a previously unencumbered property.  This variable rate loan bears interest at LIBOR + 295 basis points and matures in April 2012.  We simultaneously hedged this loan to fix the interest rate at 4.84% for the full term; and

•
A construction loan in the amount of $10.9 million was placed on the Eddy Street Commons development property in South Bend, Indiana to finance the construction of a limited service hotel in which we have a 50% interest.  This joint venture entity is unconsolidated in the accompanying consolidated financial statements.  The construction loan bears interest at a rate of LIBOR + 315 basis points and matures in August 2014.

Refinancings & Maturity Date Extensions in 2009

•
The $8.2 million fixed rate loan on the Bridgewater Crossing operating property in Indianapolis, Indiana was refinanced with a variable rate loan bearing interest at LIBOR + 185 basis points and maturing in June 2013;

•
The maturity date of the $31.4 million variable rate construction loan on the Cobblestone Plaza development property in Ft. Lauderdale, Florida was extended to March 2010 at an interest rate of LIBOR + 250 basis points;

•	The $4.1 million variable rate loan on the Fishers Station operating property in Indianapolis, Indiana was refinanced at an interest rate of LIBOR + 350 basis points and maturing in June 2011;

•
The maturity date of the $9.4 million construction loan on our Delray Marketplace development property in Delray Beach, Florida was extended to June 2011 at an interest rate of LIBOR + 300 basis points;

•	The maturity date of the variable rate loan on the $11.9 million Beacon Hill operating property in Crown Point, Indiana was extended to March 2014 at an interest rate of LIBOR + 125 basis points;

•
The $15.8 million fixed rate loan on our Ridge Plaza operating property in Oak Ridge, New Jersey was refinanced with a permanent loan in the same amount.  This loan has a maturity date of January 2017 and bears interest at a rate of LIBOR + 325 basis points.  We simultaneously hedged this loan to fix the interest rate at 6.56% for the full term;

•
The maturity date of the $17.8 million variable rate loan on our Tarpon Springs Plaza operating property in Naples, Florida was extended to January 2013 at an interest rate of LIBOR + 325 basis points; and

•	The maturity date of the $14.0 million variable rate loan on our Estero Town Commons operating property in Naples, Florida was extended to January 2013 at an interest rate of LIBOR + 325 basis points.

In addition, in the first quarter of 2010, we completed the following financing activities:

•
The maturity date of the $14.9 million variable rate loan on the Shops at Rivers Edge operating property in Indianapolis, Indiana was extended to February 2013 at an interest rate of LIBOR + 400 basis points;

•	The maturity date of the $30.9 million variable rate construction loan on the Cobblestone Plaza development property was extended to February 2013 at an interest rate of LIBOR + 350 basis points; and

•	The maturity date of the $11.0 million construction loan on the South Elgin Commons property in a suburb of Chicago was extended to September 2013 at an interest rate of LIBOR + 325 basis points.

Construction Financing

•	Draws totaling approximately $18.8 million were made on the variable rate construction loan at the Eddy Street Commons development project; and

•	We used proceeds from our unsecured revolving credit facility, other borrowings and cash totaling approximately $30.0 million for other development and redevelopment activities.

Repayments of Outstanding Indebtedness

•	We used approximately $57 million of proceeds from our May 2009 common share offering to pay down the outstanding balance on our unsecured revolving credit facility;

•
We repaid the $11.8 million fixed rate loan on our Boulevard Crossing operating property in Kokomo, Indiana and contributed the related asset to the unsecured revolving credit facility collateral pool; and

•
In addition, we partially paid down the balances of various permanent and construction loans in 2009 in connection with the extensions of their respective maturity dates.  The aggregate amount of such paydowns was $32.4 million in 2009.

Other Financing-Related Activities

•
We utilized our unsecured revolving credit facility to contribute approximately $8.8 million of equity to our Parkside Town Commons unconsolidated joint venture property in Raleigh, North Carolina. Our joint venture partner also made a contribution as a means to reduce the joint venture’s outstanding variable rate debt;

•
We placed an interest rate hedge on the $20.0 million variable rate loan maturing in December 2011 on our Glendale Town Center operating property in Indianapolis, Indiana.  This hedge fixed the interest rate at 4.40% for the full term; and

•
We placed an interest rate hedge on the $19.7 million variable rate loan maturing in December 2011on our Bayport Commons operating property in Oldsmar, Florida.  This hedge fixed the interest rate at 4.48% for the full term;

Common Equity Offering

•
In May 2009, we completed an offering of 28,750,000 common shares at an offering price of $3.20 per share for net proceeds of approximately $87.5 million.  Approximately $57 million of the net proceeds were used to reduce the outstanding balance on our unsecured revolving credit facility.  The remaining proceeds were initially retained and a portion subsequently used to retire outstanding indebtedness as described above.

2009 Development and Redevelopment Activities

•
In the second quarter of 2009, we completed South Elgin Commons, Phase I, a 45,000 square foot LA Fitness facility located in a suburb of Chicago, Illinois, and transitioned it into our operating portfolio;

•
We partially completed the construction of Cobblestone Plaza, a 138,000 square foot neighborhood shopping center located in Ft. Lauderdale, Florida. This property was 73.9% leased or committed as of December 31, 2009 and is anchored by Whole Foods, Staples, and Party City; and

•
We substantially completed the construction of the retail and office components of Eddy Street Commons, Phase I, a 465,000 square foot center located in South Bend, Indiana that includes a 300,000 square foot non-owned multi-family component.  This project was 72.4% leased or committed as of December 31, 2009 and is anchored by Follett Bookstore and the University of Notre Dame.

•	No new development projects were commenced in 2009.

As of December 31, 2009, we had a redevelopment pipeline that included five properties undergoing various stages of redevelopment:

•
Bolton Plaza, Jacksonville, Florida. This 173,000 square foot neighborhood shopping center was previously anchored by Wal-Mart.  We recently executed a 66,500 square foot lease with Academy Sports & Outdoors to anchor this center and expect this tenant to open during the second half of 2010. We currently estimate the cost of this redevelopment to be approximately $5.7 million;

•
Coral Springs Plaza, Boca Raton, Florida.  In early 2009, Circuit City declared bankruptcy and vacated this center.  We recently executed a 47,000 square foot lease with Toys “R” Us/Babies “R” Us to occupy 100% of this center.  We expect this tenant to open during the second half of 2010. We currently estimate the cost of this redevelopment to be approximately $4.5 million;

•
Courthouse Shadows, Naples, Florida. In 2008, we transferred this 135,000 square foot neighborhood shopping center from our operating portfolio to our redevelopment pipeline. We intend to modify the existing facade and pylon signage and upgrade the landscaping and lighting. In 2009, Publix purchased the lease of the former anchor tenant and made certain improvements on the space. We currently anticipate our total investment in the redevelopment at Courthouse Shadows will be approximately $2.5 million;

•
Four Corner Square, Seattle, Washington. In 2008, we transferred this 29,000 square foot neighborhood shopping center from our operating portfolio to our redevelopment pipeline. In addition to the existing center, we also own an adjacent ten acres of land in our shadow pipeline that may be used as part of the redevelopment. We currently estimate the cost of this redevelopment to be approximately $0.5 million; and

•
Shops at Rivers Edge, Indianapolis, Indiana. In 2008, we purchased this 111,000 square foot neighborhood shopping center with the intent to redevelop it. The current anchor tenant’s lease at this property expires on March 31, 2010.  The tenant may continue to occupy the space for a period of time while the Company markets the space to several potential anchor tenants.  We currently estimate the cost of this redevelopment to be approximately $2.5 million which may increase depending on the outcome of current negotiations with potential anchor tenants.

•	No new redevelopment projects were commenced in 2009.

2009 Property Dispositions

In 2009, as part of our regular quarterly review, we determined that it was appropriate to write off the net book value on the Galleria Plaza operating property in Dallas, Texas and recognize a non-cash impairment charge of $5.4 million.  Our estimated future cash flows, which considered recent negative property-specific events, were anticipated to be insufficient to recover the carrying value due to significant ground lease obligations and expected future required capital expenditures.  We conveyed the title to the property to the ground lessor in the fourth quarter of 2009.

2009 Cash Distributions

In 2009, we declared quarterly per share cash distributions for the following periods:

First Quarter	$0.1525
Second Quarter	$0.0600
Third Quarter	$0.0600
Fourth Quarter (paid in January 2010)	$0.0600
Full Year	$0.3325

Business Objectives and Strategies

Our primary business objectives are to increase the cash flow and consequently the value of our properties, achieve sustainable long-term growth and maximize shareholder value primarily through the operation, development, redevelopment and select acquisition of well-located community and neighborhood shopping centers.  We invest in properties where cost effective renovation and expansion programs, combined with effective leasing and management strategies, can combine to improve the long-term values and economic returns of our properties.  The Company believes that certain of its properties represent opportunities for future renovation and expansion.

We seek to implement our business objectives through the following strategies, each of which is more completely described in the sections that follow:

•
Operating Strategy: Maximizing the internal growth in revenue from our operating properties by leasing and re-leasing those properties to a diverse group of retail tenants at increasing rental rates, when possible, and redeveloping certain properties to make them more attractive to existing and prospective tenants or to permit additional or more productive uses of the properties;

•
Growth Strategy: Using debt and equity capital prudently to redevelop or renovate our existing properties and to selectively acquire and develop additional shopping centers on land parcels that we currently own where we project that investment returns would meet or exceed internal benchmarks for above average returns; and

•
Financing and Capital Preservation Strategy: Financing our capital requirements with borrowings under our existing credit facility and newly issued secured debt, internally generated funds and proceeds from selling properties that no longer fit our strategy, investment in strategic joint ventures and by accessing the public securities markets when market conditions permit.

Operating Strategy. Our primary operating strategy is to maximize rents and maintain or increase occupancy levels by attracting and retaining a strong and diverse tenant base. Most of our properties are in regional and neighborhood trade areas with attractive demographics, which has allowed us to maintain and, in some cases, increase occupancy and rental rates. We seek to implement our operating strategy by, among other things:

•	maintaining efficient leasing and property management strategies to emphasize and maximize rent growth and cost-effective facilities;

•	maintaining a diverse tenant mix in an effort to limit our exposure to the financial condition of any one tenant;

•	maintaining strong tenant and retailer relationships in order to avoid rent interruptions and reduce marketing, leasing and tenant improvement costs that result from re-tenanting space;

•	maximizing the occupancy of our existing operating portfolio;

•	increasing rental rates upon the renewal of expiring leases or re-leasing space to new tenants while minimizing vacancy to the extent possible; and

•	taking advantage of under-utilized land or existing square footage, or reconfiguring properties for better use.

We employed our operating strategy in 2009 in a number of ways, including maintaining a diverse retail tenant mix with no tenant accounting for more than 3.3% of our annualized base rent. See Item 2, “Properties” for a list of our top tenants by gross leasable area and annualized base rent.  We also had a renewed focus on tenant leasing in 2009 and, as a part of that focus, we hired a new executive in April 2009 who has substantial industry experience and is dedicated to developing and managing our leasing strategy.  This new leasing executive implemented a number of key initiatives to strengthen our overall leasing program, resulting in the execution of 735,000 square feet of new and renewal leases during 2009, which is the most square feet leased in a single year since we became a public company in 2004.

Growth Strategy. While we are focused on conserving capital in the current difficult economic environment, our growth strategy includes the selective deployment of resources to projects that are expected to generate investment returns that meet or exceed our expectations. We intend to implement our investment strategy in a number of ways, including:

•	evaluating redevelopment and renovation opportunities that we believe will make our properties more attractive for leasing or re-leasing to tenants at increased rental rates where possible;

•	disposing of selected assets that no longer meet our long-term investment criteria and recycling the capital into assets that provide maximum returns and upside potential in desirable markets; and

•
selectively pursuing the acquisition of retail properties and portfolios in markets with attractive demographics which we believe can support retail development and therefore attract strong retail tenants.

In evaluating opportunities for potential development, redevelopment, acquisition and disposition, we consider a number of factors, including:

•	the expected returns and related risks associated with investments in these potential opportunities relative to our combined cost of capital to make such investments;

•	the current and projected cash flow and market value of the property, and the potential to increase cash flow and market value if the property were to be successfully redeveloped;

•	the price being offered for the property, the current and projected operating performance of the property, the tax consequences of the sale and other related factors;

•
the current tenant mix at the property and the potential future tenant mix that the demographics of the property could support, including the presence of one or more additional anchors (for example, value retailers, grocers, soft goods stores, office supply stores, or sporting goods retailers), as well as an overall diverse tenant mix that includes restaurants, shoe and clothing retailers, specialty shops and service retailers such as banks, dry cleaners and hair salons, some of which provide staple goods to the community and offer a high level of convenience;

•	the configuration of the property, including ease of access, abundance of parking, maximum visibility, and the demographics of the surrounding area; and

•	the level of success of our existing properties, if any, in the same or nearby markets.

In 2009, we were successful in executing leases for anchor tenants at two properties in our redevelopment portfolio.  We signed a lease for a 47,000 square foot combined Toys “R” Us/Babies “R” Us to occupy 100% of our Coral Springs property in Boca Raton, Florida.  We also signed a lease for 66,500 square feet with Academy Sports & Outdoors to anchor our Bolton Plaza property in Jacksonville, Florida.  We expect both of these tenants to open for business during the last half of 2010.

Financing and Capital Preservation Strategy. We finance our development, redevelopment and acquisition activities seeking to use the most advantageous sources of capital available to us at the time.  These sources may include the sale of common or preferred equity through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, investment in real estate joint ventures and the reinvestment of proceeds from the disposition of assets.

Our primary finance and capital strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective way. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings, including the purchase price of properties to be developed or acquired with debt financing, the estimated market value of our properties and our Company as a whole upon consummation of the refinancing, and the ability of particular properties to generate cash flow to cover expected debt service. As discussed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the current market conditions have created a necessity for most REITs, including us, to place a significant emphasis on financing and capital preservation strategies.  While these conditions continue, along with the current turmoil in the credit markets, our efforts to strengthen our balance sheet are essential to our business. We intend to implement our financing and capital strategies in a number of ways, including:

•
prudently managing our balance sheet, including reducing the aggregate amount of indebtedness outstanding under our unsecured revolving credit facility so that we have additional capacity available to fund our development and redevelopment projects and pay down maturing debt if refinancing that debt is not feasible;

•
seeking to extend the maturity dates of and/or refinancing our unsecured revolving credit facility and term loan borrowings, which had a combined aggregate balance of $132.8 million at December 31, 2009 and which both mature in 2011.  Our unsecured revolving credit facility has a one-year extension option to February 2012 if we are in compliance with the covenants under the related agreement;

•	managing our exposure to variable-rate debt through the use of interest rate hedging transactions;

•	entering into new project-specific construction loans, property loans, and other borrowings;

•	investing in joint venture arrangements in order to access less expensive capital and to mitigate risk; and

•	raising additional capital through the issuance of common shares, preferred shares or other securities.

In 2009, we implemented our financing and capital strategy in a number of ways, including issuing 28,750,000 common shares at an offering price of $3.20 per common share for net proceeds of $87.5 million.  The majority of the net proceeds from this offering were used to repay the borrowings under our unsecured revolving credit facility and pay down other forms of indebtedness. In addition, as discussed above in “Significant 2009 Activities”, we have extended or refinanced all of our 2009 and 2010 debt maturities. We were also able to reduce the amount outstanding under our unsecured revolving credit facility to $78 million, net of additional borrowings, at December 31, 2009 from $105 million at December 31, 2008.

Business Segments

Our principal business is the ownership, operation, acquisition, development and construction of high-quality neighborhood and community shopping centers in selected markets in the United States. We have aligned our operations into two business segments: (1) real estate operation and development, and (2) construction and advisory services. See Note 14 to the accompanying consolidated financial statements for information on our two business segments and the reconciliation of total segment revenues to total revenues, total segment operating income to operating income, total segment net income to consolidated net income, and total segment assets to total assets for the years ended December 31, 2009, 2008 and 2007.

Competition

The United States commercial real estate market continues to be highly competitive. We face competition from institutional investors, other REITs, and owner-operators engaged in the development, acquisition, ownership and leasing of shopping centers as well as from numerous local, regional and national real estate developers and owners in each of our markets.  Some of our competitors may have more resources than we do.

We face significant competition in our efforts to lease available space to prospective tenants at our operating, development and redevelopment properties. Generally, the challenging economic conditions have caused a greater than normal amount of space to be available for lease.  The nature of the competition for tenants varies depending upon the characteristics of each local market in which we own and manage properties. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, rental rates, the presence of anchor stores, competitor shopping centers in the same geographic area and the maintenance and appearance of our properties.  There can be no assurance in the future that we will be able to compete successfully with our competitors in our development, acquisition and leasing activities.

Government Regulation

Americans with Disabilities Act. Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

Environmental Regulations. Some properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances. These operations may have released, or have the potential to release, such substances into the environment. In addition, some of our properties have tenants which may use hazardous or toxic substances in the routine course of their businesses.

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

Offices

Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

As of December 31, 2009, we had 90 full-time employees. Of these employees, 69 were “home office” executive and administrative personnel and 21 were on-site construction, facilities management and maintenance personnel.

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

RISKS RELATED TO OUR OPERATIONS

Ongoing challenging conditions in the United States and global economy, the challenges being faced by our retail tenants and non-owned anchor tenants and the decrease in demand for retail space may have a material adverse affect on our financial condition and results of operations.

We are susceptible to adverse economic developments in the United States. The economy of the United States continued to be very challenged during 2009 and early 2010, and these conditions may persist into the future. There can be no assurance that government responses to disruptions in the economy and in the financial markets will restore consumer confidence. General economic factors that are beyond our control, including, but not limited to,  recessions, decreases in consumer confidence, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, tax rates, continued business layoffs, downsizing and industry slowdowns, and/or rising inflation, could have a negative impact on the business of our retail tenants.  In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things (i) have difficulty paying us rent as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or seek downward rental adjustment to such leases, or (iv) be forced to curtail operations or declare bankruptcy.  We are also susceptible to other developments that, while not directly tied to the economy, could have a material adverse effect on our business. These developments include relocations of businesses, changing demographics, increased Internet shopping, infrastructure quality, state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation, decreasing valuations of real estate, and other factors.

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

Further, we continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate assets may not be recoverable.  The ongoing challenging market conditions could require us to recognize an impairment charge with respect to one or more of our properties.  For example, in the third quarter of 2009, we determined to write off the net book value on the Galleria Plaza operating property in Dallas, Texas, and recognized a non-cash impairment charge of $5.4 million.

Because of our geographical concentration in Indiana, Florida and Texas, a prolonged economic downturn in these states could materially and adversely affect our financial condition and results of operations.

The United States economy was in a recession during 2009, and challenging economic conditions have continued into 2010.  Similarly, the specific markets in which we operate continue to face very challenging economic conditions that will likely persist into the future.  In particular, as of December 31, 2009, approximately 40% of our owned square footage and approximately 39% of our total annualized base rent is located in Indiana, approximately 21% of our owned square footage and approximately 22% of our total annualized base rent is located in Florida, and approximately 20% of our owned square footage and approximately 17% of our total annualized base rent is located in Texas.  This level of concentration could expose us to greater economic risks than if we owned properties in numerous geographic regions. Many states continue to deal with state fiscal budget shortfalls, rising unemployment rates and home foreclosure rates. Continued adverse economic or real estate trends in Indiana, Florida, Texas, or the surrounding regions, or any continued decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Ongoing disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes on reasonable terms, or at all, and have other material adverse effects on our business.

Over the last few years, the United States financial and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many financial instruments to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing.

Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for development of our properties and other purposes at reasonable terms, or at all, which may materially adversely affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, we may be unable to obtain permanent financing on development projects we financed with construction loans or mezzanine debt.  Our inability to obtain such permanent financing on favorable terms, if at all, could delay the completion of our development projects and/or cause us to incur additional capital costs in connection with completing such projects, either of which could have a material adverse effect on our business and our ability to execute our business strategy. In addition, if we are not successful in refinancing our outstanding debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and have other adverse effects on our business.

If our tenants are unable to secure financing necessary to continue to operate their businesses and pay us rent, we could be materially and adversely affected.

Many of our tenants rely on external sources of financing to operate their businesses.  As discussed above, the United States financial and credit markets continue to experience significant liquidity disruptions, resulting in the unavailability of financing for many businesses.  If our tenants are unable to secure financing necessary to continue to operate their businesses, they may be unable to meet their rent obligations to us or enter into new leases with us or be forced to declare bankruptcy and reject our leases, which could materially and adversely affect us.

We had approximately $658 million of consolidated indebtedness outstanding as of December 31, 2009, which may have a material adverse effect on our financial condition and results of operations and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest may materially adversely affect our operating performance. We had approximately $658 million of consolidated outstanding indebtedness as of December 31, 2009. Approximately $250 million of this debt is scheduled to mature in 2011.  At December 31, 2009, approximately $356 million of our debt bore interest at variable rates (approximately $136 million when reduced by our $220 million of interest rate swaps for fixed interest rates). Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it could materially adversely affect our results of operations. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2009 increased by 1%, the increase in interest expense on our variable rate debt would decrease future cash flows by approximately $1.4 million annually.

We also intend to incur additional debt in connection with projects in our current development, redevelopment and shadow development pipelines, as well as with acquisitions of properties. Our organizational documents do not limit the amount of indebtedness that we may incur. We may borrow new funds to develop or acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of the real estate properties we develop or acquire. We also may borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes or otherwise avoid paying taxes that can be eliminated through distributions to our shareholders.

Our substantial debt could materially and adversely affect our business in other ways, including by, among other things:
•	requiring us to use a substantial portion of our funds from operations to pay principal and interest, which reduces the amount available for distributions;
•	placing us at a competitive disadvantage compared to our competitors that have less debt;
•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; and
•	limiting our ability to borrow more money for operating or capital needs or to finance acquisitions in the future.

Agreements with lenders supporting our unsecured revolving credit facility, unsecured term loan and various other loan agreements contain default provisions which, among other things, could result in the acceleration of principal and interest payments or the termination of the facilities.

Our unsecured revolving credit facility, unsecured term loan and various other debt agreements contain certain Events of Default which include, but are not limited to, failure to make principal or interest payments when due, failure to perform or observe any term, covenant or condition contained in the agreements, failure to maintain certain financial and operating ratios and other criteria, misrepresentations and bankruptcy proceedings.  In the event of a default under any of these agreements, the lender would have various rights including, but not limited to, the ability to require the acceleration of the payment of all principal and interest due and/or to terminate the agreements, and to foreclose on the properties.  The declaration of a default and/or the acceleration of the amount due under any such credit agreement could have a material adverse effect on our business.  In addition, certain of our permanent and construction loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lending institutions to accelerate the amount due under the loans.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

As of December 31, 2009, a significant amount of our indebtedness was secured by our real estate assets. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in the loss of our investment. Also, certain of these mortgages contain customary covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

We are subject to risks associated with hedging agreements.

We use a combination of interest rate protection agreements, including interest rate swaps and locks, to manage risk associated with interest rate volatility. This may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Further, should we choose to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging agreement.

Our performance and value are subject to risks associated with real estate assets and with the real estate industry.

Our ability to make expected distributions to our shareholders depends on our ability to generate substantial revenues from our properties. Periods of economic slowdown or recession (including the current challenging economic conditions), rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Such events would materially and adversely affect our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to satisfy our debt service obligations and to make distributions to our shareholders.

In addition, other events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:

•
adverse changes in the national, regional and local economic climate, particularly in: Indiana, where approximately 40% of our owned square footage and 39% of our total annualized base rent is located; Florida, where approximately 21% of our owned square footage and 22% of our total annualized base rent is located; and Texas, where approximately 20% of our owned square footage and 17% of our total annualized base rent is located;

•	tenant bankruptcies;

•	local oversupply, increased competition or reduction in demand for space;

•	inability to collect rent from tenants, or having to provide significant tenant concessions;

•	vacancies or our inability to rent space on favorable terms;

•	changes in market rental rates;

•	inability to finance property development, tenant improvements and acquisitions on favorable terms;

•	increased operating costs, including costs incurred for maintenance, insurance premiums, utilities and real estate taxes;

•	the need to periodically fund the costs to repair, renovate and re-let space;

•	decreased attractiveness of our properties to tenants;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses (such as snow removal costs);

•	costs of complying with changes in governmental regulations, including those governing usage, zoning, the environment and taxes;

•	civil unrest, acts of terrorism, earthquakes, hurricanes and other national disasters or acts of God that may result in underinsured or uninsured losses;

•	the relative illiquidity of real estate investments;

•	changing demographics; and

•	changing traffic patterns.

Failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, could have a material adverse effect on our results of operations.

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly during periods of economic uncertainty such as what we are currently experiencing.  As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or non-owned anchor or a failure by that major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers because of contractual co-tenancy termination or rent reduction rights under the terms of some leases.  In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could have a material adverse effect on our results of operations. As of December 31, 2009, the five largest tenants in our operating portfolio in terms of annualized base rent were Publix, PetSmart, Lowe’s Home Improvement, Ross Stores and Dick’s Sporting Goods, representing 3.3%, 2.9%, 2.5%, 2.4%, and 2.3%, respectively, of our total annualized base rent.

We face potential material adverse effects from increasing numbers of tenant bankruptcies, and we may be unable to collect balances due from any tenant bankruptcy.

Bankruptcy filings by our retail tenants occur from time to time.  Such bankruptcies may increase in times of economic uncertainty such as what we are currently experiencing. The number of bankruptcies among United States companies increased in 2009 and current economic conditions suggest this trend could continue. Similarly, bankruptcies of tenants renting space at properties in our portfolio continue to be well above historical levels.  We cannot make any assurance that any tenant who files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant or the lease guarantor, or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold from a tenant in bankruptcy.

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

Our unsecured revolving credit facility and unsecured term loan contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of the financial covenants could cause an event of default under and/or accelerate some or all of our indebtedness, which could have a material adverse effect on us.  We are closely monitoring all of our debt covenants.  Maintaining our covenant compliance is an integral aspect of our capital decision making.

Our current and future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

As of December 31, 2009, we owned eight of our operating properties through joint ventures. For the twelve months ended December 31, 2009, the eight properties represented approximately 10.5% of our annualized base rent. In addition, one of the properties and a component of another property in our current development pipeline and two properties in our shadow pipeline are currently owned through joint ventures, two of which are accounted for under the equity method as of December 31, 2009 as we do not exercise requisite control for consolidation treatment.  We have also entered into an agreement with Prudential Real Estate Investors to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

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

We compete with numerous developers, owners and operators of retail shopping centers for tenants. These competitors include institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same submarkets in which our properties are located, but which have greater capital resources. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be materially adversely affected. As of December 31, 2009, leases were scheduled to expire on a total of approximately 5.9% of the space at our properties in 2010. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements we undertake may reduce cash available for distributions to shareholders.

Our future developments and acquisitions may not yield the returns we expect or may result in shareholder dilution.

We have two properties in our current development pipeline and six properties in our shadow pipeline. New developments and acquisitions are subject to a number of risks, including, but not limited to:

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

We may not be successful in identifying suitable acquisitions or development and redevelopment projects that meet our investment criteria, which may impede our growth.

Part of our business strategy is expansion through acquisitions and development and redevelopment projects, which requires us to identify suitable development or acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable real estate properties or other assets that meet our development or acquisition criteria, or we may fail to complete developments, acquisitions or investments on satisfactory terms. Failure to identify or complete developments or acquisitions could slow our growth, which could in turn materially adversely affect our operations.

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

Real estate property investments generally cannot be sold quickly. In connection with our formation at the time of our IPO, we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners of our Operating Partnership. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, we will indemnify the contributors of those properties for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment). The six properties to which our tax indemnity obligations relate represented approximately 18% of our annualized base rent in the aggregate as of December 31, 2009. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South and Market Street Village. We also agreed to limit the aggregate gain certain limited partners of our Operating Partnership would recognize, with respect to certain other contributed properties through December 31, 2016, to not more than $48 million in total, with certain annual limits, unless we reimburse them for the taxes attributable to the excess gain (and any taxes imposed on the reimbursement payments), and take certain other steps to help them avoid incurring taxes that were deferred in connection with the formation transactions.

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

Rising operating expenses could reduce our cash flow and funds available for future distributions, particularly if such expenses are not offset by corresponding revenues.

Our existing properties and any properties we develop or acquire in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. The expenses of owning and operating properties are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties. As a result, if any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. As of December 31, 2009, our retail operating portfolio was approximately 90% leased compared to approximately 91% as of December 31, 2008. Our properties continue to be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, regardless of such properties’ occupancy rates. Therefore, rising operating expenses could reduce our cash flow and funds available for future distributions, particularly if such expenses are not offset by corresponding revenues.

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

Some of the properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances. These operations may have released, or have the potential to release, such substances into the environment. In addition, some of our properties have tenants that may use hazardous or toxic substances in the routine course of their businesses. In general, these tenants have covenanted in their leases with us to use these substances, if any, in compliance with all environmental laws and have agreed to indemnify us for any damages that we may suffer as a result of their use of such substances. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Finally, one of our properties has contained asbestos-containing building materials, or ACBM, and another property may have contained such materials based on the date of its construction. Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

We test our properties for compliance with applicable environmental laws on a limited basis. We cannot give assurance that:

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

If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2009, we had outstanding 63,062,083 common shares. Of these shares, approximately 62,416,712 are freely tradable, and the remainder of which are mostly held by our “affiliates,” as that term is defined by Rule 144 under the Securities Act. In addition, 7,978,498 units of our Operating Partnership are owned by certain of our executive officers and other individuals, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC in August 2005 to register 9,115,149 common shares issued (or issuable upon redemption of units in our Operating Partnership) in our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

Our future success depends, to a significant extent, upon the continued services of our existing executive officers.  Our executive officers’ experience in real estate acquisition, development and finance are critical elements of our future success. We have employment agreements with each of our executive officers that provided for a term that ended in December 2009, with automatic one-year renewals unless either we or the officer elects not to renew the agreement.  These agreements were automatically renewed for our three executive officers through December 31, 2010.  If one or more of our key executives were to die, become disabled or otherwise leave the company's employ, we may not be able to replace this person with an executive officer of equal skill, ability, and industry expertise. Until suitable replacements could be identified and hired, if at all, our operations and financial condition could be impaired.

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

If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. If we fail to qualify as a REIT, such failure would cause an event of default under our unsecured revolving credit facility and may adversely affect our ability to raise capital and to service our debt.  This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

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

In addition, any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat Kite Realty Holdings, LLC as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities treat REITs the same way they are treated for federal income tax purposes. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.

REIT distribution requirements may increase our indebtedness.

We may be required from time to time, under certain circumstances, to accrue income for tax purposes that has not yet been received. In such event, or upon our repayment of principal on debt, we could have taxable income without sufficient cash to enable us to meet the distribution requirements of a REIT. Accordingly, we could be required to borrow funds or liquidate investments on adverse terms in order to meet these distribution requirements.

We may in the future choose to pay dividends in our own common shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.

We may in the future distribute taxable dividends that are payable partly in cash and partly in our common shares. Under existing IRS guidance with respect to taxable years ending on or before December 31, 2011, up to 90% of such a dividend could be payable in our common shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes, regardless of whether such shareholder receives cash, REIT shares or a combination of cash and REIT shares. As a result, a shareholder may be required to pay income tax with respect to such dividends in excess of the cash dividend. If a shareholder sells the REIT shares it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, if the market value of our shares decreases following the distribution. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to dividends paid in our common shares. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.

Dividends paid by REITs generally do not qualify for reduced tax rates.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates has been reduced by legislation to 15% (through 2010). Unlike dividends received from a corporation that is not a REIT, the Company’s distributions to individual shareholders generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Retail Operating Properties

As of December 31, 2009, we owned interests in a portfolio of 51 retail operating properties totaling approximately 7.9 million square feet of gross leasable area (“GLA”) (including non-owned anchor space).  The following tables set forth more specific information with respect to the Company’s retail operating properties as of December 31, 2009:

OPERATING RETAIL PROPERTIES - TABLE I

Property1	State	MSA	Year Built/Renovated	Year Added to Operating Portfolio	Acquired, Redeveloped, or Developed	Total GLA2	Owned GLA2	Percentage of Owned GLA Leased3
Bayport Commons6	FL	Oldsmar	2008	2008	Developed	268,556	97,112	90.2%
Estero Town Commons6	FL	Naples	2006	2007	Developed	206,600	25,631	69.5%
Indian River Square	FL	Vero Beach	1997/2004	2005	Acquired	379,246	144,246	97.6%
International Speedway Square	FL	Daytona	1999	1999	Developed	242,995	229,995	98.3%
King's Lake Square	FL	Naples	1986	2003	Acquired	85,497	85,497	92.0%
Pine Ridge Crossing	FL	Naples	1993	2006	Acquired	258,874	105,515	95.4%
Riverchase Plaza	FL	Naples	1991/2001	2006	Acquired	78,380	78,380	100.0%
Shops at Eagle Creek	FL	Naples	1983	2003	Redeveloped	72,271	72,271	55.2%
Tarpon Springs Plaza	FL	Naples	2007	2007	Developed	276,346	82,547	93.3%
Wal-Mart Plaza	FL	Gainesville	1970	2004	Acquired	177,826	177,826	98.0%
Waterford Lakes Village	FL	Orlando	1997	2004	Acquired	77,948	77,948	92.6%
Kedron Village	GA	Atlanta	2006	2006	Developed	282,125	157,409	89.4%
Publix at Acworth	GA	Atlanta	1996	2004	Acquired	69,628	69,628	98.3%
The Centre at Panola	GA	Atlanta	2001	2004	Acquired	73,079	73,079	100.0%
Fox Lake Crossing	IL	Chicago	2002	2005	Acquired	99,072	99,072	81.4%
Naperville Marketplace	IL	Chicago	2008	2008	Developed	169,600	83,758	89.6%
South Elgin Commons	IL	Chicago	2009	2009	Developed	45,000	45,000	100.0%
50 South Morton	IN	Indianapolis	1999	1999	Developed	2,000	2,000	100.0%
54th & College	IN	Indianapolis	2008	2008	Developed	20,100	—	*
Beacon Hill6	IN	Crown Point	2006	2007	Developed	127,821	57,191	50.4%
Boulevard Crossing	IN	Kokomo	2004	2004	Developed	213,696	123,696	87.0%
Bridgewater Marketplace	IN	Indianapolis	2008	2008	Developed	50,820	25,975	53.1%
Cool Creek Commons	IN	Indianapolis	2005	2005	Developed	137,107	124,578	98.6%
Fishers Station4	IN	Indianapolis	1989	2004	Acquired	114,457	114,457	75.2%
Geist Pavilion	IN	Indianapolis	2006	2006	Developed	64,114	64,114	83.6%
Glendale Town Center	IN	Indianapolis	1958/2008	2008	Redeveloped	685,827	403,198	94.1%
Greyhound Commons	IN	Indianapolis	2005	2005	Developed	153,187	—	*
Hamilton Crossing Centre	IN	Indianapolis	1999	2004	Acquired	87,424	82,424	92.3%
Martinsville Shops	IN	Martinsville	2005	2005	Developed	10,986	10,986	58.2%
Red Bank Commons	IN	Evansville	2005	2006	Developed	324,308	34,308	74.2%
Stoney Creek Commons	IN	Indianapolis	2000	2000	Developed	189,527	49,330	100.0%
The Centre5	IN	Indianapolis	1986	1986	Developed	80,689	80,689	96.5%
The Corner	IN	Indianapolis	1984/2003	1984	Developed	42,612	42,612	88.4%
Traders Point	IN	Indianapolis	2005	2005	Developed	348,835	279,674	98.2%
Traders Point II	IN	Indianapolis	2005	2005	Developed	46,600	46,600	54.5%
Whitehall Pike	IN	Bloomington	1999	1999	Developed	128,997	128,997	100.0%
Zionsville Place	IN	Indianapolis	2006	2006	Developed	12,400	12,400	100.0%
Ridge Plaza	NJ	Oak Ridge	2002	2003	Acquired	115,063	115,063	82.6%
Eastgate Pavilion	OH	Cincinnati	1995	2004	Acquired	236,230	236,230	100.0%
Cornelius Gateway6	OR	Portland	2006	2007	Developed	35,800	21,324	62.3%
Shops at Otty7	OR	Portland	2004	2004	Developed	154,845	9,845	100.0%
Burlington Coat Factory8	TX	San Antonio	1992/2000	2000	Redeveloped	107,400	107,400	100.0%
Cedar Hill Village	TX	Dallas	2002	2004	Acquired	139,092	44,262	87.7%
Market Street Village	TX	Hurst	1970/2004	2005	Acquired	163,625	156,625	77.6%
Plaza at Cedar Hill	TX	Dallas	2000	2004	Acquired	299,847	299,847	79.2%
Plaza Volente	TX	Austin	2004	2005	Acquired	160,333	156,333	85.1%
Preston Commons	TX	Dallas	2002	2002	Developed	142,539	27,539	92.5%
Sunland Towne Centre	TX	El Paso	1996	2004	Acquired	312,450	307,474	91.2%
50th & 12th	WA	Seattle	2004	2004	Developed	14,500	14,500	100.0%
Gateway Shopping Center9	WA	Seattle	2008	2008	Developed	285,200	99,444	91.9%
Sandifur Plaza6	WA	Pasco	2008	2008	Developed	12,552	12,552	82.5%
					TOTAL	7,884,026	4,996,581	90.1%

OPERATING RETAIL PROPERTIES - TABLE I (continued)

____________________
*	Property consists of ground leases only and, therefore, no Owned GLA. 54th & College is a single ground lease property; Greyhound Commons has two of four outlots leased.

1	All properties are wholly owned, except as indicated. Unless otherwise noted, each property is owned in fee simple by the Company.

2	Owned GLA represents gross leasable area that is owned by the Company. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space, and non-owned structures on ground leases.

3	Percentage of Owned GLA Leased reflects Owned GLA/NRA leased as of December 31, 2009, except for Greyhound Commons and 54th & College (see * ).

4
This property is divided into two parcels: a grocery store and small shops. The Company owns a 25% interest in the small shops parcel through a joint venture and a 100% interest in the grocery store. The joint venture partner is entitled to an annual preferred payment of $96,000. All remaining cash flow is distributed to the Company.

5	The Company owns a 60% interest in this property through a joint venture with a third party that manages the property.

6
The Company owns and manages the following properties through joint ventures with third parties: Bayport Commons (60%); Beacon Hill (50%); Cornelius Gateway (80%); Estero Town Commons (40%); and Sandifur Plaza (95%).

7	The Company does not own the land at this property. It has leased the land pursuant to two ground leases that expire in 2017. The Company has six five-year options to renew this lease.

8
The Company does not own the land at this property. It has leased the land pursuant to a ground lease that expires in 2012. The Company has six five-year renewal options and a right of first refusal to purchase the land.

9	The Company owns a 50% interest in Gateway Shopping Center through a joint venture with a third party. The joint venture partner and manages the property.

OPERATING RETAIL PROPERTIES – TABLE II

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue1	Annualized Ground Lease Revenue	Annualized Total Retail Revenue	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA2	Major Tenants and Non-Owned Anchors3
Bayport Commons	FL	Tampa	$20,078,916	$1,592,840	$ —	$1,592,840	2.65%	$18.18	Petsmart, Best Buy, Michaels
Estero Town Commons4	FL	Naples	10,500,000	535,225	750,000	1,285,225	2.14%	30.05	Lowe's Home Improvement, Mattress Giant
Indian River Square	FL	Vero Beach	13,216,389	1,442,184	—	1,442,184	2.40%	10.25	Beall's, Target (non-owned), Lowe's Home Improvement (non-owned), Office Depot
International Speedway Square	FL	Daytona	18,596,954	2,359,439	394,643	2,754,082	4.58%	9.84	Bed, Bath & Beyond, Stein Mart, Old Navy, Staples, Michaels, Dick’s Sporting Goods
King's Lake Square	FL	Naples	—	1,051,239	—	1,051,239	1.75%	13.36	Publix, Retro Fitness
Pine Ridge Crossing	FL	Naples	17,500,000	1,506,599	—	1,506,599	2.51%	14.96	Publix, Target (non-owned), Beall's (non-owned)
Riverchase Plaza	FL	Naples	10,500,000	1,122,326	—	1,122,326	1.87%	14.32	Publix
Shops at Eagle Creek	FL	Naples	—	649,979	—	649,979	1.08%	16.29	Staples, Lowe’s (non-owned)
Tarpon Springs Plaza	FL	Naples	14,000,000	1,687,456	228,820	1,916,276	3.19%	21.91	Cost Plus, AC Moore, Staples
Wal-Mart Plaza	FL	Gainesville	—	954,704	—	954,704	1.59%	5.48	Books-A-Million, Save-A-Lot, Wal-Mart
Waterford Lakes Village	FL	Orlando	—	846,958	—	846,958	1.41%	11.74	Winn-Dixie
Kedron Village	GA	Atlanta	29,700,000	2,391,490	—	2,391,490	3.98%	16.99	Target (non-owned), Bed Bath & Beyond, Ross Dress for Less, PETCO
Publix at Acworth	GA	Atlanta	—	756,987	—	756,987	1.26%	11.06	Publix
The Centre at Panola	GA	Atlanta	3,658,067	881,669	—	881,669	1.47%	12.06	Publix
Fox Lake Crossing	IL	Chicago	11,288,753	1,117,501	—	1,117,501	1.86%	13.85	Dominick's Finer Foods
Naperville Marketplace	IL	Chicago	—	973,392	—	973,392	1.62%	12.97	TJ Maxx, PetSmart
South Elgin Commons	IL	Chicago	11,063,419	843,750	—	843,750	1.40%	18.75	LA Fitness
50 South Morton	IN	Indianapolis	—	114,000	—	114,000	0.19%	57.00
54th & College	IN	Indianapolis	—	—	260,000	260,000	0.43%	—	The Fresh Market (non-owned)
Beacon Hill	IN	Crown Point	7,565,349	518,021	—	518,021	0.86%	17.97	Strack & VanTill (non-owned)
Boulevard Crossing	IN	Kokomo	—	1,478,142	—	1,478,142	2.46%	13.73	PETCO, TJ Maxx, Kohl's (non-owned)
Bridgewater Marketplace	IN	Indianapolis	7,000,000	248,597	—	248,597	0.41%	18.01	Walgreens (non-owned)
Cool Creek Commons	IN	Indianapolis	17,862,709	2,008,539	—	2,008,539	3.34%	16.35	The Fresh Market, Stein Mart, Cardinal Fitness
Fishers Station	IN	Indianapolis	3,937,444	1,000,657	—	1,000,657	1.67%	11.63	Marsh Supermarkets
Geist Pavilion	IN	Indianapolis	11,125,000	920,342	—	920,342	1.53%	17.17	Partytree Superstore, Ace Hardware
Glendale Town Center	IN	Indianapolis	20,553,000	2,192,211	—	2,192,211	3.65%	5.78	Federated Dept Store, Kerasotes Theater, Staples, Indianapolis Library, Lowe's Home Improvement Center (non-owned), Target (non-owned), Walgreens (non-owned)
Greyhound Commons	IN	Indianapolis	—	—	202,500	202,500	0.34%	—	Lowe's Home Improvement Center (non-owned)
Hamilton Crossing Centre	IN	Indianapolis	—	1,311,324	71,500	1,382,824	2.30%	17.23	Office Depot
Martinsville Shops	IN	Martinsville	—	99,009	—	99,009	0.16%	15.50	Walgreens (non-owned)
Red Bank Commons	IN	Evansville	—	375,328	—	375,328	0.62%	14.74	Wal-Mart (non-owned), Home Depot (non-owned)
Stoney Creek Commons	IN	Indianapolis	—	464,755	—	464,755	0.77%	9.42	Lowe's Home Improvement (non-owned), HH Gregg, Office Depot
The Centre4	IN	Indianapolis	—	1,058,170	—	1,058,170	1.76%	13.59	Osco Drug
The Corner	IN	Indianapolis	1,574,412	570,936	—	570,936	0.95%	15.16	Hancock Fabrics
Traders Point	IN	Indianapolis	48,000,000	3,965,682	435,000	4,400,682	7.32%	14.44	Dick's Sporting Goods, Kerasotes Theater, Marsh, Bed, Bath & Beyond, Michaels, Old Navy, Petsmart
Traders Point II	IN	Indianapolis	—	702,724	—	702,724	1.17%	$27.66
Whitehall Pike	IN	Bloomington	8,415,622	1,014,000	—	1,014,000	1.69%	7.86	Lowe's Home Improvement Center
Zionsville Place	IN	Indianapolis	—	236,404	—	236,404	0.39%	19.06
Ridge Plaza	NJ	Oak Ridge	15,000,000	1,563,530	—	1,563,530	2.60%	16.45	A&P Grocery, CVS
Eastgate Pavilion	OH	Cincinnati	15,209,670	2,392,056	—	2,392,056	3.98%	10.13	Best Buy, Dick's Sporting Goods, Value City Furniture, Petsmart

OPERATING RETAIL PROPERTIES – TABLE II (continued)

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue1	Annualized Ground Lease Revenue	Annualized Total Retail Revenue	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA2	Major Tenants and Non-Owned Anchors3
Cornelius Gateway	OR	Portland	—	258,365	—	258,365	0.43%	19.44	Fedex/Kinkos
Shops at Otty	OR	Portland	—	272,962	136,300	409,262	0.68%	27.73	Wal-Mart (non-owned)
Burlington Coat Factory	TX	San Antonio	—	510,150	—	510,150	0.85%	4.75	Burlington Coat Factory
Cedar Hill Village	TX	Dallas	—	628,247	—	628,247	1.05%	16.19	24 Hour Fitness, JC Penny (non-owned)
Market Street Village	TX	Hurst	—	1,464,961	120,000	1,584,961	2.64%	12.05	Jo-Ann Fabric, Ross Dress for Less, Office Depot
Plaza at Cedar Hill	TX	Dallas	25,596,611	3,167,530	—	3,167,530	5.27%	13.34	Hobby Lobby, Office Max, Ross Dress for Less, Marshalls, Sprouts Farmers Market
Plaza Volente	TX	Austin	28,499,703	1,922,670	110,000	2,032,670	3.38%	14.45	H-E-B Grocery
Preston Commons	TX	Dallas	4,305,964	634,579	—	634,579	1.06%	24.91	Lowe's Home Improvement (non-owned)
Sunland Towne Centre	TX	El Paso	25,000,000	2,630,156	104,809	2,734,965	4.55%	9.38	Petsmart, Ross Dress for Less, HMY Roomstore, Kmart, Bed Bath & Beyond, Furniture Factory
50th & 12th	WA	Seattle	4,370,103	475,000	—	475,000	0.79%	32.76	Walgreens
Gateway Shopping Center4	WA	Seattle	21,042,866	2,013,908	144,000	2,157,908	3.59%	22.04	Petsmart, Ross Dress for Less, Rite Aid, Party City, Kohl’s (non-owned)
Sandifur Plaza	WA	Pasco	—	196,320	—	196,320	0.33%	18.96	Walgreens (non-owned)
		TOTAL	$425,160,951	$57,123,013	$2,957,572	$60,080,585	100%	$12.66

____________________
1
Annualized Base Rent Revenue represents the contractual rent for December 2009 for each applicable property, multiplied by 12. This table does not include Annualized Base Rent from development property tenants open for business as of December 31, 2009.

2	Owned GLA represents gross leasable area that is owned by the Company. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space and non-owned structures on ground leases.

3	Represents the three largest tenants that occupy at least 10,000 square feet of GLA at the property, including non-owned anchors.

4	A third party manages this property.

Commercial Properties

As of December 31, 2009, we owned interests in three operating commercial properties totaling approximately 0.5 million square feet of net rentable area (“NRA”) and an associated parking garage.  The following sets forth more specific information with respect to the Company’s commercial properties as of December 31, 2009:

OPERATING COMMERCIAL PROPERTIES

Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Encumbrances	Owned NRA	Percentage of Owned NRA Leased	Annualized Base Rent1	Percentage of Annualized Commercial Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants
Indiana
30 South2	Indianapolis	1905/2002	Redeveloped	$21,682,906	298,346	93.6%	$4,972,509	77.1%	$17.80	Indiana Supreme Court, City Securities, Kite Realty Group
Pen Products	Indianapolis	2003	Developed	—	85,875	100.0%	834,705	12.9%	9.72	Indiana Dept. of Administration
Union Station Parking Garage3	Indianapolis	1986	Acquired	—	N/A	N/A	N/A	N/A	N/A	Denison Parking Management Agreement
Indiana State Motorpool	Indianapolis	2004	Developed	3,652,440	115,000	100.0%	639,400	9.9%	5.56	Indiana Dept. of Administration
			TOTAL	$25,335,346	499,221	96.2%	$6,446,614	100.0%	$13.43

____________________
1	Annualized Base Rent represents the monthly contractual rent for December 2009 for each applicable property, multiplied by 12.

2	Annualized Base Rent includes $779,507 from the Company and subsidiaries as of December 31, 2009.

3	The garage is managed by a third party.

Retail Development Properties

In addition to our operating retail properties, as of December 31, 2009, we owned two retail development properties that are expected to contain approximately 0.6 million square feet of gross leasable area (including non-owned anchor space) upon completion. The following sets forth more specific information with respect to the Company’s retail development properties as of December 31, 2009:

Current Development Projects	Company Ownership %1	MSA	Encumbrances	Actual/ Projected Opening Date2	Projected Owned GLA3	Projected Total GLA4	Percent of Owned GLA Occupied5	Percent of Owned GLA Pre-Leased/ Committed6	Total Estimated Project Cost7	Cost Incurred as of December 31, 20097	Major Tenants and Non-owned Anchors

Cobblestone Plaza, FL1	50%	Ft. Lauderdale	$30,853,252	Q2 2009	132,743	138,386	17.7%	73.9%	$52,000	$45,335	Staples, Whole Foods, Party City
Eddy Street Commons, IN – I8	100%	South Bend	18,802,194	Q3 2009	165,000	465,000	41.3%	72.4%	35,000	27,476	Follett Bookstore, Other Retail, University of Notre Dame
Total Current Development Projects			$49,655,446		297,743	603,386	30.8%	73.1%	$87,000	$72,811

Cost incurred as of 12/31/2009 included in Construction in progress on consolidated balance sheet9										$51,586

____________________
1	The Company owns Cobblestone Plaza through a joint venture.

2
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

5	Includes tenants that have taken possession of their space or have begun paying rent.

6
Excludes outlot land parcels owned by the Company and ground leased to tenants. Includes leases under negotiation for approximately 8,411 square feet for which the Company has signed non-binding letters of intent.

7	Dollars in thousands. Reflects both the Company’s and partners’ share of costs, except for Eddy Street Commons (see Note 8).

8
The Company is the master developer for this project. The total estimated cost of the mixed-use component of the project is approximately $70 million, the Company’s share of which is approximately $35 million. The remaining $35 million of the project cost is attributable to apartments which will be funded and owned by a third party. The Company has also entered into a 50/50 joint venture with White Lodging Services Corporation and commenced construction of a 119 room Fairfield Inn and Suites, limited service hotel. The Company’s share of the cost of this hotel is approximately $5.5 million which will be funded by a third-party construction loan.

9	Cost incurred is reclassified to fixed assets on the consolidated balance sheet on a pro-rata basis as portions of the asset are placed in service.

Redevelopment Properties

In addition to our current development pipeline, as displayed in the table above, as of December 31, 2009, we owned five retail redevelopment properties that contain approximately 0.5 million square feet of gross leasable area. The following sets forth more specific information with respect to the Company’s retail redevelopment properties as of December 31, 2009:

Redevelopment Projects1	Company Ownership %	MSA	Encumbrances	Existing Owned GLA	Projected Owned GLA2	Projected Total GLA3	Total Estimated Project Cost4	Cost Incurred as of December 31, 20094	Major Tenants and Non-owned Anchors
Shops at Rivers Edge, IN	100%	Indianapolis	$14,940,000	110,875	110,875	110,875	$2,500	$39	Pending
Bolton Plaza, FL	100%	Jacksonville	—	172,938	172,938	172,938	5,700	397	Academy Sports & Outdoors
Courthouse Shadows, FL	100%	Naples	—	134,867	134,867	134,867	2,500	307	Publix, Office Max
Four Corner Square, WA	100%	Seattle	—	29,177	29,177	29,177	500	40	Johnson Hardware Store
Coral Springs Plaza, FL	100%	Boca Raton	—	45,906	45,906	45,906	4,500	225	Toys “R” Us/Babies “R” Us
Total Redevelopment Projects			$14,940,000	493,763	493,763	493,763	$15,700	$1,008

____________________
1	Redevelopment properties have been removed from the operating portfolio statistics.

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

Other Development Activity

In addition to our current retail development and redevelopment pipeline, as displayed in the tables above, we have a “shadow” development pipeline, which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financings.  As of December 31, 2009, this visible shadow pipeline consisted of six projects that are expected to contain approximately 2.8 million square feet at a total estimated project cost of approximately $304.9 million, our share of which is expected to be approximately $141.5 million, including our share of the unconsolidated project.

Project	MSA	KRG Ownership %	Encumbrances	Estimated Start Date	Estimated Total GLA1	Total Estimated Project Cost1,2	Cost Incurred as of Dec. 31, 20092	Potential Tenancy
Unconsolidated –
Parkside Town Commons, NC3	Raleigh	40%	$33,873,000	TBD	1,500,000	$148,000	$60,027	Frank Theatres, Discount Department Store, Jr. Boxes, Restaurants
KRG Current Share of Unconsolidated Project Cost3			$13,549,200			$29,600	$24,011
						20%	40%
Consolidated –
Delray Marketplace, FL4	Delray Beach	50%	$9,425,000	TBD	296,000	$90,000	$43,898	Publix, Frank Theatres, Jr. Boxes, Shops, Restaurants
Maple Valley, WA5	Seattle	100%	—	TBD	127,000	11,000	10,073	Hardware Store, Shops
Broadstone Station, NC	Raleigh	100%	—	TBD	345,000	19,100	12,825	Super Wal-Mart (non-owned), Shops, Pad Sales, Jr. Boxes
South Elgin Commons, IL – II	Chicago	100%	—	TBD	263,000	6,800	6,347	Jr. Boxes, Super Target (non-owned), LA Fitness
New Hill Place, NC – I6	Raleigh	100%	—	TBD	310,000	30,000	13,264	Target, Frank Theatres
TOTAL			$9,425,000		1,341,000	156,900	86,407
KRG Current Share of Consolidated Project Cost						$111,900	$64,458

____________________
1	Total Estimated Project Cost and Estimated Total GLA based on preliminary site plans and includes non-owned anchor space that exists or is currently under construction.

2	Dollars in thousands. Reflects both the Company’s and partners’ share of costs.

3
Parkside Town Commons is owned through a joint venture with Prudential Real Estate Investors. The Company’s interest in this joint venture is 40% as of December 31, 2009 and will be reduced to 20% at the time of project specific construction financing.

4	The Company owns Delray Marketplace through a joint venture (preferred return, then 50%).

5	“Total Estimated Project Cost” includes a portion of the acquisition cost of the Four Corner Square shopping center which is a component of the Maple Valley redevelopment.

Land Held for Future Development

As of December 31, 2009, we owned interests in land parcels comprising approximately 95 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.

Tenant Diversification

No individual retail or commercial tenant accounted for more than 3.3% of the portfolio’s annualized base rent for the year ended December 31, 2009. The following table sets forth certain information for the largest 10 tenants and non-owned anchor tenants (based on total GLA) open for business or for which ground lease payments are being made at the Company’s retail properties based on minimum rents in place as of December 31, 2009:

TOP 10 RETAIL TENANTS BY GROSS LEASABLE AREA

Tenant	Number of Locations	Total GLA	Number of Leases	Company Owned GLA1	Number of Anchor Owned Locations	Anchor Owned GLA2
Lowe's Home Improvement3	8	1,082,630	2	128,997	6	953,633
Target	6	665,732	0	0	6	665,732
Wal-Mart	4	618,161	1	103,161	3	515,000
Publix	6	289,779	6	289,779	0	0
Federated Department Stores	1	237,455	1	237,455	0	0
Dick's Sporting Goods	3	171,737	3	171,737	0	0
Ross Stores	5	147,648	5	147,648	0	0
Petsmart	6	147,069	6	147,069	0	0
Home Depot	1	140,000	0	0	1	140,000
Bed Bath & Beyond	5	134,298	5	134,298	0	0
	45	3,634,509	29	1,360,144	16	2,274,365

____________________
1	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

2	Includes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

3	The Company has entered into one ground lease with Lowe’s Home Improvement for a total of 163,000 square feet, which is included in Anchor Owned GLA.

    The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail and commercial properties based on minimum rents in place as of December 31, 2009:

TOP 25 TENANTS BY ANNUALIZED BASE RENT1,2

Tenant	Type of Property	Number of Locations	Leased GLA/NRA3	% of Owned GLA/NRA of the Portfolio	Annualized Base Rent1,2	Annualized Base Rent per Sq. Ft.	% of Total Portfolio Annualized Base Rent
Publix	Retail	6	289,779	5.2%	$2,366,871	$8.17	3.3%
Petsmart	Retail	6	147,069	2.6%	2,045,138	13.91	2.9%
Lowe's Home Improvement	Retail	2	128,997	2.3%	1,764,000	6.04	2.5%
Ross Stores	Retail	5	147,648	2.6%	1,681,504	11.39	2.4%
Dick's Sporting Goods	Retail	3	171,737	3.1%	1,666,152	9.70	2.3%
State of Indiana	Commercial	3	210,393	3.8%	1,635,911	7.78	2.3%
Marsh Supermarkets	Retail	2	124,902	2.2%	1,633,958	13.08	2.3%
Bed Bath & Beyond	Retail	5	134,298	2.4%	1,581,884	11.78	2.2%
Office Depot	Retail	5	129,099	2.3%	1,353,866	10.49	1.9%
Indiana Supreme Court	Commercial	1	75,488	1.3%	1,339,164	17.74	1.9%
Staples	Retail	4	89,797	1.6%	1,220,849	13.60	1.7%
HEB Grocery Company	Retail	1	105,000	1.9%	1,155,000	11.00	1.6%
Best Buy	Retail	2	75,045	1.3%	934,493	12.45	1.3%
Kmart	Retail	1	110,875	2.0%	850,379	7.67	1.2%
LA Fitness	Retail	1	45,000	0.8%	843,750	18.75	1.2%
Michaels	Retail	3	68,989	1.2%	823,544	11.94	1.2%
TJX Companies	Retail	3	88,550	1.6%	818,313	9.24	1.2%
Kerasotes Theaters4	Retail	2	43,050	0.8%	776,496	18.04	1.1%
Dominick's	Retail	1	65,977	1.2%	775,230	8.91	1.1%
City Securities Corporation	Commercial	1	38,810	0.7%	771,155	19.87	1.1%
The Great Atlantic & Pacific Tea Co.	Retail	1	58,732	1.0%	763,516	13.00	1.1%
Petco	Retail	3	40,778	0.7%	595,945	14.61	0.8%
Beall's	Retail	2	79,611	1.4%	588,000	7.39	0.8%
Old Navy	Retail	2	39,800	0.7%	511,800	12.86	0.7%
Burlington Coat Factory	Retail	1	107,400	1.9%	510,150	4.75	0.7%
TOTAL			2,616,824	46.8%	$29,007,066	$10.27	40.8%

____________________
1	Annualized base rent represents the monthly contractual rent for December 2009 for each applicable tenant multiplied by 12.

2	Excludes tenants at development properties that are designated as Build-to-Suits for sale.

3	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

4	Annualized Base Rent per square foot is adjusted to account for the estimated square footage attributed to structures on land owned by the Company and ground leased to tenants.

Geographic Information

    The Company owns 51 operating retail properties, totaling approximately 5.0 million of owned square feet in nine states. As of December 31, 2009, the Company owned interests in three operating commercial properties, totaling approximately 0.5 million square feet of net rentable area, and an associated parking garage. All of these commercial properties are located in the state of Indiana. The following table summarizes the Company’s operating properties by state as of December 31, 2009:

	Number of Operating Properties1	Owned GLA/NRA2	Percent of Owned GLA/NRA	Total Number of Leases	Annualized Base Rent3	Percent of Annualized Base Rent	Annualized Base Rent per Leased Sq. Ft.
Indiana	24	2,182,450	39.7%	222	$24,725,455	38.9%	$12.43
• Retail	20	1,683,229	30.6%	208	18,278,841	28.8%	12.12
• Commercial	4	499,221	9.1%	14	6,446,614	10.1%	13.43
Florida	11	1,180,641	21.4%	153	13,748,950	21.6%	12.58
Texas	7	1,099,480	20.0%	76	10,958,292	17.2%	11.60
Georgia	3	300,116	5.5%	58	4,030,147	6.4%	14.28
Washington	3	126,496	2.3%	18	2,685,228	4.2%	23.10
Ohio	1	236,230	4.3%	7	2,392,056	3.8%	10.13
Illinois	3	227,830	4.1%	18	2,934,643	4.6%	14.62
New Jersey	1	115,063	2.1%	13	1,563,530	2.5%	16.45
Oregon	2	31,169	0.6%	13	531,327	0.8%	22.97
	55	5,499,475	100.0%	578	$63,569,628	100.0%	$12.77

____________________
1	This table includes operating retail properties, operating commercial properties, and ground lease tenants who commenced paying rent as of December 31, 2009.

2
Owned GLA/NRA represents gross leasable area or net leasable area owned by the Company.  It does not include 30 parcels or outlots owned by the Company and ground leased to tenants, which contain 20 non-owned structures totaling approximately 466,604 square feet.  It also excludes the square footage of Union Station Parking Garage.

3	Annualized Base Rent excludes $2,957,572 in annualized ground lease revenue attributable to parcels and outlots owned by the Company and ground leased to tenants.

Lease Expirations

Approximately 6.4% of total annualized base rent and approximately 5.9% of total GLA/NRA expire in 2010. The following tables show scheduled lease expirations for retail and commercial tenants and development and redevelopment property tenants open for business as of December 31, 2009, assuming none of the tenants exercise renewal options. The tables include tenants open for business at operating retail and commercial properties as of December 31, 2009.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO1

	Number of Expiring Leases1,2	Expiring GLA/NRA3	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent4	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2010	84	314,153	5.9%	$4,412,681	6.4%	$14.05	$0
2011	106	722,828	13.6%	7,140,454	10.4%	9.88	0
2012	106	423,350	8.0%	6,949,465	10.1%	16.42	0
2013	73	509,346	9.6%	6,112,357	8.9%	12.00	0
2014	76	553,125	10.4%	7,377,971	10.8%	13.34	459,643
2015	62	678,791	12.8%	8,336,360	12.2%	12.28	181,504
2016	25	231,304	4.3%	2,933,242	4.3%	12.68	0
2017	27	400,300	7.5%	5,763,091	8.4%	14.40	266,300
2018	22	336,523	6.3%	4,518,666	6.6%	13.43	128,820
2019	19	202,657	3.8%	2,920,014	4.3%	14.41	273,000
Beyond	32	946,141	17.8%	12,136,831	17.7%	12.83	1,888,305
	632	5,318,518	100.0%	$68,601,130	100.0%	$12.90	$3,197,572

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO (continued)

____________________
1	Excludes tenants at development properties that are designated as Build-to-Suits for sale.

2
Lease expiration table reflects rents in place as of December 31, 2009, and does not include option periods; 2010 expirations include 21 month-to-month tenants. This column also excludes ground leases.

3	Expiring GLA excludes estimated square footage attributable to non-owned structures on land owned by the Company and ground leased to tenants.

4	Annualized base rent represents the monthly contractual rent for December 2009 for each applicable tenant multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL ANCHOR TENANTS1

	Number of Expiring Leases1,2	Expiring GLA/NRA3	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent4	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2010	5	131,269	2.5%	$1,214,584	1.8%	$9.25	$0
2011	9	480,134	9.0%	2,487,357	3.6%	5.18	0
2012	8	179,471	3.4%	1,678,862	2.5%	9.35	0
2013	3	222,521	4.2%	993,053	1.5%	4.46	0
2014	9	236,834	4.5%	2,355,657	3.4%	9.95	0
2015	18	508,219	9.6%	4,863,562	7.1%	9.57	0
2016	5	153,782	2.9%	1,318,562	1.9%	8.57	0
2017	11	277,102	5.2%	3,381,502	4.9%	12.20	0
2018	8	300,576	5.7%	3,580,504	5.2%	11.91	0
2019	7	160,999	3.0%	2,048,256	3.0%	12.72	0
Beyond	21	880,778	16.6%	10,819,453	15.8%	12.28	990,000
	104	3,531,685	66.4%	$34,741,351	50.7%	$9.84	$990,000

____________________
1	Retail anchor tenants are defined as tenants that occupy 10,000 square feet or more. Excludes tenants at development properties that are designated as Build-to-Suits for sale.

2
Lease expiration table reflects rents in place as of December 31, 2009, and does not include option periods; 2010 expirations include one month-to-month tenant. This column also excludes ground leases.

3	Expiring GLA excludes square footage for non-owned ground lease structures on land we own and ground leased to tenants.

4	Annualized base rent represents the monthly contractual rent for December 2009 for each applicable property multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL SHOPS

	Number of Expiring Leases1	Expiring GLA/NRA1,2	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent3	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2010	76	170,544	3.2%	$2,970,822	4.3%	$17.42	$0
2011	96	225,656	4.2%	4,359,181	6.4%	19.32	0
2012	97	234,361	4.4%	5,108,797	7.5%	21.80	0
2013	66	152,606	2.9%	3,399,481	5.0%	22.28	0
2014	65	162,481	3.1%	3,611,759	5.3%	22.23	459,643
2015	43	125,471	2.4%	2,693,291	3.9%	21.47	181,504
2016	20	77,522	1.5%	1,614,680	2.4%	20.83	0
2017	15	47,710	0.9%	1,042,425	1.5%	21.85	266,300
2018	14	35,947	0.7%	938,162	1.4%	26.10	128,820
2019	12	41,658	0.8%	871,758	1.3%	20.93	273,000
Beyond	10	32,692	0.6%	802,809	1.2%	24.56	898,305
	514	1,306,648	24.6%	$27,413,165	40.0%	$20.98	$2,207,572

LEASE EXPIRATION TABLE – RETAIL SHOPS (continued)

____________________
1
Lease expiration table reflects rents in place as of December 31, 2009, and does not include option periods; 2010 expirations include 20 month-to-month tenants.  This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage to non-owned structures on land we own and ground leased to tenants.

3	Annualized base rent represents the monthly contractual rent for December 2009 for each applicable property multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE – COMMERCIAL TENANTS

	Number of Expiring Leases1	Expiring NLA1	% of Total NRA Expiring	Expiring Annualized Base Rent2	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.
2010	3	12,340	0.2%	$227,276	0.3%	$18.42
2011	1	17,038	0.3%	293,916	0.4%	17.25
2012	1	9,518	0.2%	161,806	0.2%	17.00
2013	4	134,219	2.5%	1,719,822	2.5%	12.81
2014	2	153,810	2.9%	1,410,555	2.1%	9.17
2015	1	45,101	0.9%	779,507	1.1%	17.28
2016	0	0	0.0%	0	0.0%	0.00
2017	1	75,488	1.4%	1,339,164	2.0%	17.74
2018	0	0	0.0%	0	0.0%	0.00
2019	0	0	0.0%	0	0.0%	0.00
Beyond	1	32,671	0.6%	514,568	0.8%	15.75
	14	480,185	9.0%	$6,446,614	9.4%	$13.43

____________________
1	Lease expiration table reflects rents in place as of December 31, 2009, and does not include option periods. This column also excludes ground leases.

2	Annualized base rent represents the monthly contractual rent for December 2009 for each applicable property multiplied by 12.

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

    Reserved

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “KRG.”  On March 5, 2010, the last reported sales price of our common shares on the NYSE was $4.92.

The following table sets forth, for the periods indicated, the high and low sales prices and the closing prices for our common shares:

	High	Low	Closing
Quarter Ended December 31, 2009	$4.40	$2.95	$4.07
Quarter Ended September 30, 2009	$4.28	$2.60	$4.17
Quarter Ended June 30, 2009	$4.77	$2.25	$2.92
Quarter Ended March 31, 2009	$6.46	$2.03	$2.45
Quarter Ended December 31, 2008	$11.67	$1.94	$5.56
Quarter Ended September 30, 2008	$13.44	$9.78	$11.00
Quarter Ended June 30, 2008	$15.52	$12.49	$12.50
Quarter Ended March 31, 2008	$15.65	$11.50	$14.00

Holders

The number of registered holders of record of our common shares was 142 as of March 5, 2010.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.

Distributions

Our Board of Trustees declared the following cash distributions per share to our common shareholders for the periods indicated:

Quarter	Record Date	Distribution Per Share	Payment Date
4th 2009	January 7, 2010	$0.0600	January 18, 2010
3rd 2009	October 7, 2009	$0.0600	October 16, 2009
2nd 2009	July 7, 2009	$0.0600	July 17, 2009
1st 2009	April 7, 2009	$0.1525	April 17, 2009
4th 2008	January 7, 2009	$0.2050	January 16, 2009
3rd 2008	October 7, 2008	$0.2050	October 17, 2008
2nd 2008	July 7, 2008	$0.2050	July 17, 2008
1st 2008	April 4, 2008	$0.2050	April 17, 2008

Our management and Board of Trustees will continue to evaluate our distribution policy on a quarterly basis as they monitor the capital markets and the impact of the economy on our operations.  Future distributions will be declared and paid at the discretion of our Board of Trustees, and will depend upon a number of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Trustees deem relevant.

Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us.  Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares.  To the extent that distributions are both in excess of earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate federal income tax liability.  Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements.  For the taxable year ended December 31, 2009, approximately 93% of our distributions to shareholders constituted a return of capital, and approximately 7% constituted taxable ordinary income dividends.

Under our unsecured revolving credit facility, we are permitted to make distributions to our shareholders that do not exceed 95% of our Funds From Operations (“FFO”) provided that no event of default exists. See pages 67-68 for a discussion of FFO.  If an event of default exists, we may only make distributions sufficient to maintain our REIT status.  However, we may not make any distributions if any event of default resulting from nonpayment or bankruptcy exists, or if our obligations under the unsecured revolving credit facility are accelerated.

Issuer Repurchases; Unregistered Sales of Securities

We did not repurchase any of our common shares or sell any unregistered securities during the period covered by this report.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate Securities and Exchange Commission filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2004 to December 31, 2009, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period.  The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2004 and that all cash distributions were reinvested.  The shareholder return shown on the graph below is not indicative of future performance.

	12/04	6/05	12/05	6/06	12/06	6/07	12/07	6/08	12/08	6/09	12/09

Kite Realty Group Trust	100.00	100.72	105.18	108.61	132.81	138.40	113.44	95.45	44.03	25.45	36.80
S&P 500	100.00	99.19	104.91	107.75	121.48	129.94	128.16	112.89	80.74	83.30	102.11
FTSE NAREIT Equity REITs	100.00	106.38	112.16	126.65	151.49	142.57	127.72	123.13	79.53	69.82	101.79

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth, on a historical basis, selected financial and operating information. The financial information has been derived from our consolidated balance sheets and statements of operations.  Periods prior to 2009 have been reclassified pursuant to the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which was primarily codified into Topic 810—“Consolidation” in the ASC.  This information should be read in conjunction with our audited consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31
	20091	20081,2	20071,2,3	20061,2,3	20051,2,3
	($ in thousands, except share and per share data)
Operating Data:
Revenues:
Rental related revenue	$95,841	$102,960	$95,604	$85,651	$68,759
Construction and service fee revenue	19,451	39,103	37,260	41,447	26,420
Total revenue	115,292	142,063	132,864	127,098	95,179
Expenses:
Property operating	18,189	16,388	14,171	12,687	11,082
Real estate taxes	12,069	11,865	11,066	10,687	6,950
Cost of construction and services	17,192	33,788	32,077	35,901	21,823
General, administrative, and other	5,712	5,880	6,285	5,323	5,328
Depreciation and amortization	32,148	34,893	29,731	28,578	20,788
Total expenses	85,310	102,814	93,330	93,176	65,971
Operating income	29,982	39,249	39,534	33,922	29,208
Interest expense	(27,151)	(29,372)	(25,965)	(21,222)	(17,836)
Income tax benefit (expense) of taxable REIT subsidiary	22	(1,928)	(762)	(965)	(1,041)
Income from unconsolidated entities	226	843	291	286	252
Non-cash gain from consolidation of subsidiary	1,635	—	—	—	—
Gain on sale of unconsolidated property	—	1,233	—	—	—
Loss on sale of asset	—	—	—	(764)	—
Other income, net	225	158	778	345	215
Income from continuing operations	4,939	10,183	13,876	11,602	10,798
Discontinued operations:
Discontinued operations	(732)	331	2,079	1,685	2,022
Non-cash loss on impairment of discontinued operation	(5,385)	—	—	—	—
(Loss) gain on sale of operating property	—	(2,690)	2,036	—	7,212
(Loss) income from discontinued operations	(6,117)	(2,359)	4,115	1,685	9,234
Consolidated net (loss) income	(1,178)	7,824	17,991	13,287	20,032
Net income attributable to noncontrolling interests	(604)	(1,731)	(4,468)	(3,107)	(6,596)
Net (loss) income attributable to Kite Realty Group Trust	$(1,782)	$6,093	$13,523	$10,180	$13,436
(Loss) income per common share – basic:
Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.07	$0.26	$0.36	$0.31	$0.32
(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	(0.10)	(0.06)	0.11	0.04	0.31
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.03)	$0.20	$0.47	$0.35	$0.63
(Loss) income per common share – diluted:
Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.07	$0.26	$0.35	$0.31	$0.31
(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	(0.10)	(0.06)	0.11	0.04	0.31
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.03)	$0.20	$0.46	$0.35	$0.62

Weighted average Common Shares outstanding – basic	52,146,454	30,328,408	28,908,274	28,733,228	21,406,980
Weighted average Common Shares outstanding – diluted	52,146,454	30,340,449	29,180,987	28,903,114	21,520,061
Distributions declared per Common Share	$0.3325	$0.8200	$0.8000	$0.7650	$0.7500

Net income attributable to Kite Realty Group Trust common shareholders:
Income from continuing operations	$3,516	$7,945	$10,325	$8,878	$6,815
Discontinued operations	(5,298)	(1,852)	3,198	1,302	6,621
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(1,782)	$6,093	$13,523	$10,180	$13,436

1
In December 2009, we conveyed the title to our Galleria Plaza operating property to the ground lessor.  We had determined during the third quarter of 2009 that there was no value to the improvements and intangibles related to Galleria Plaza and recognized a non-cash impairment charge of $5.4 million to write off the net book value of the property.  Since we ceased operating this property during the fourth quarter of 2009, it was appropriate to reclassify the non-cash impairment loss and the operating results related to this property to discontinued operations for each of the fiscal years presented above.

2
In December 2008, we sold our Silver Glen Crossing operating property for net proceeds of approximately $17.2 million and recognized a loss on the sale of $2.7 million.  The loss on sale and operating results for this property have been reflected as discontinued operations for each of the fiscal years presented above.  Amounts related to this particular property had not previously been reclassified for fiscal years 2007 or prior as they were not considered material to the financial statements.  However, when considered together with the results of the Galleria Plaza property, it was determined that collectively the results of the properties which qualify as discontinued operations are material.  Thus, all fiscal years reflect the presentation of discontinued operations.

3
In November 2007, we sold our 176th & Meridian property for net proceeds of $7.0 million and a gain of $2.0 million.  176th & Meridian was a development property that was added to the operating portfolio in the third quarter of 2004.  The gain and the operating results related to this property have been reflected as discontinued operations for fiscal years ended December 31, 2007, 2006, and 2005.

	Year Ended December 31
	2009	2008	2007	2006	2005
	($ in thousands)
Balance Sheet Data:
Investment properties, net	$1,044,799	$1,035,454	$965,583	$892,625	$738,734
Cash and cash equivalents	$19,958	$9,918	$19,002	$23,953	$15,209
Total assets	$1,140,685	$1,112,052	$1,048,235	$983,161	$799,230
Mortgage and other indebtedness	$658,295	$677,661	$646,834	$566,976	$375,246
Total liabilities	$710,929	$755,400	$709,369	$630,139	$431,258
Redeemable noncontrolling interests in the Operating Partnership	$47,307	$67,277	$127,325	$156,457	$133,331
Kite Realty Group Trust shareholders’ equity	$375,078	$284,958	$206,810	$192,269	$229,793
Noncontrolling interests	$7,371	$4,417	$4,731	$4,296	$4,848
Total liabilities and equity	$1,140,685	$1,112,052	$1,048,235	$983,161	$799,230

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements and related notes thereto and Item 1A, “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. In this discussion, unless the context suggests otherwise, references to the “Company,” “we,” “us” and “our” mean Kite Realty Group Trust and its subsidiaries.

Overview

In the following overview, we discuss, among other things, the status of our business and properties, the effect that current United States economic conditions is having on our retail tenants and us, and the current state of the financial markets as pertaining to our debt maturities and our ability to secure financing.

Our Business and Properties

Kite Realty Group Trust, through its majority-owned subsidiary, Kite Realty Group, L.P., is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States. We derive revenues primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. We also derive revenues from providing management, leasing, real estate development, construction and real estate advisory services through our taxable REIT subsidiary. Our operating results therefore depend materially on the ability of our tenants to make required rental payments, our ability to provide such services to third parties, conditions in the United States retail sector and overall real estate market conditions.

As of December 31, 2009, we owned interests in a portfolio of 51 operating retail properties totaling approximately 7.9 million square feet of gross leasable area (including non-owned anchor space) and also owned interests in three operating commercial properties totaling approximately 0.5 million square feet of net rentable area and an associated parking garage.  Also, as of December 31, 2009, we had an interest in seven properties in our development and redevelopment pipelines. Upon completion, we anticipate our development and redevelopment properties will have approximately 1.1 million square of total gross leasable area.

Finally, as of December 31, 2009, we also owned interests in other land parcels comprising approximately 95 acres that we expect to be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

Current Economic Conditions and Impact on Our Retail Tenants

The difficult economic conditions for the United States economy, businesses, consumers, housing and credit markets continued throughout 2009. These difficult conditions had a negative impact on consumer spending during 2009, and we expect these conditions to continue into 2010, and possibly longer. Factors contributing to consumers spending less at stores owned and/or operated by our retail tenants include, among others:

•
Shortage or Unavailability of Financing: Lending institutions continue to maintain very tight credit standards, making it difficult for individuals and companies (including our tenants) to obtain financing.  The shortage of financing has caused, among other things, consumers to have less disposable income available for retail spending.  The shortage of financing has also made it difficult for some of our tenants to obtain capital to operate their businesses.

•
Decreased Home Values and Increased Home Foreclosures: U.S. home values have decreased sharply over the last few years, and difficult economic conditions have also contributed to a record number of home foreclosures. The U.S. continues to experience historically high levels of delinquencies and foreclosures, particularly among sub-prime mortgage borrowers.

•
Rising Unemployment Rates: The U.S. unemployment rate continues to be much higher than historical norms.  Unemployment reached 10.2% in November 2009, the highest level in 26 years.  High unemployment rates could cause further decreases in consumer spending, thereby negatively affecting the businesses of our retail tenants.

•
Deceasing Consumer Confidence: Consumer confidence continues to be at low levels, leading to consumers spending less money on discretionary purchases. The significant increases in both personal and business bankruptcies during 2009 reflect an economy that continues to be challenged, with financially over-extended consumers less likely to purchase goods and/or services from our retail tenants.

During 2009, decreasing consumer spending had a negative impact on the businesses of our retail tenants, as reflected in weak retail sales for much of the year 2009.  As discussed below, these conditions in turn had a negative impact on our business. While we did experience an increase in leasing activity in the fourth quarter of 2009, to the extent these conditions persist or deteriorate further, our tenants may be required to curtail or cease their operations, which could materially and negatively affect our business in general and our cash flow in particular.

Impact of Economy on REITs, Including Us

As an owner and developer of community and neighborhood shopping centers, our operating and financial performance is directly affected by economic conditions in the retail sector of those markets in which our operating centers and development properties are located. This is particularly true in the states of Indiana, Florida and Texas, where the majority of our properties are located, and in North Carolina, where a significant portion of our development projects and land parcels held for development are located.  As discussed above, due to the challenges facing U.S. consumers, the operations of many of our retail tenants are being negatively affected.  In turn, this has a negative impact on our business, including in the following ways:

•
Difficulty in Collecting Rent; Rent Adjustments.  When consumers spend less, our tenants typically experience decreased revenues and cash flows.  This makes it more difficult for some of our tenants to pay their rent obligations, which is the primary source of our revenues.  Our tenants’ decreased cash flows may be even more pronounced if, given the tight credit markets, they are unable to obtain financing to operate their businesses. The number of tenants requesting decreases or deferrals in their rent obligations continued to be above historical norms in 2009, although such requests leveled off in the second half of the year. If granted, such decreases or deferrals negatively affect our cash flows.

•
Termination of Leases.  If our tenants continue to struggle to meet their rental obligations, they may be forced to terminate their leases with us.  During 2009, tenants at some of our properties terminated their leases with us.  In some cases we were able to negotiate lease termination fees from these tenants but in other cases our negotiations were unsuccessful.

•
Tenant Bankruptcies. The number of bankruptcies by U.S. businesses continued to be at elevated levels during 2009. This trend has continued into 2010 and may continue into the foreseeable future. Likewise, bankruptcies of our retail tenants were also higher than historical norms during 2009.

•
Decrease in Demand for Retail Space. Reflecting the extremely difficult current market conditions, demand for retail space at our shopping centers continued to be low while availability has increased due to tenant terminations and bankruptcies.  While our leasing activity did see an increase in the fourth quarter of 2009, the overall tenancy at our shopping centers declined over the last 12 months and may continue to decline in the future until financial markets, consumer confidence, and the economy stabilize. In addition, these conditions have made it significantly more difficult for us to lease space in our development projects, which may adversely affect the expected returns from these projects or delay their completion.

The factors discussed above, among others, had a negative impact on our business during 2009.  We expect that these conditions may continue well into the foreseeable future.

Financing Strategy; 2010 and 2011 Maturities

Our ability to obtain financing on satisfactory terms and to refinance borrowings as they mature has also been affected by the condition of the economy in general and by the current instability of the financial markets in particular. As of February 17, 2010, we had refinanced or extended the maturity dates for all of our 2010 debt maturities, as discussed below.  Currently, approximately $250 million of our consolidated indebtedness is scheduled to mature in 2011.  In particular, (i) our unsecured term loan, which had a balance of $55 million as of December 31, 2009, will mature on July 15, 2011 and (ii) our unsecured revolving credit facility, which had a balance of approximately $78 million as of December 31, 2009, will mature on February 20, 2011 (with a one-year extension option to February 20, 2012 available if we are in compliance with all applicable covenants under the related agreement).  We are conducting negotiations with our existing and potential replacement lenders to refinance or obtain extensions on our term loan and unsecured revolving credit facility.  We believe we have good relationships with a number of banks and other financial institutions that will allow us to continue our strategy of refinancing our borrowings with the existing lenders or replacement lenders.  However, in this current challenging environment, it is imperative that we identify alternative sources of financing and other capital in the event we are not able to refinance these loans on satisfactory terms, or at all. If we are not able to refinance or extend these loans, particularly our unsecured term loan, our financial condition and liquidity could be adversely impacted.  It is also important for us to obtain additional financing in order to complete our development and redevelopment projects.

To strengthen our balance sheet, we continued to consider appropriate financing transactions in 2009.  For example, in May 2009, we completed an equity offering of 28,750,000 common shares at an offering price of $3.20 per share for aggregate gross and net proceeds of $92.0 million and $87.5 million, respectively.  Approximately $57 million of the net proceeds were used to repay borrowings under our unsecured revolving credit facility and the remainder was retained as cash, which we used to address future debt maturities and capital needs.  In addition, in December 2009 we entered into an Equity Distribution Agreement pursuant to which we may sell, from time to time, up to an aggregate amount of $25 million of our common shares.  To date, we have not utilized this program.  As of December 31, 2009, we had combined approximately $87 million of available liquidity in the form of cash and cash equivalents ($20 million) and availability under our unsecured revolving credit facility ($67 million).

In addition to raising new capital, we have also been successful in extending the maturity dates or refinancing loans originally maturing in 2010. For example, during the fourth quarter of 2009, we extended the maturity date or refinanced the debt at three of our properties (Ridge Plaza, to January 2017; Tarpon Springs Plaza, to January 2013; and Estero Town Commons, to January 2013).  Further, in the first quarter of 2010, we negotiated the extension of the maturity dates on the debt at three other properties (South Elgin Commons, to September 2013; Cobblestone Plaza, to February 2013; and Shops at Rivers Edge, to February 2013).  As a result of these actions and others, we refinanced or extended the maturity dates to 2013 on approximately $57 million of indebtedness originally due in 2010.  A schedule of our maturities (excluding regular principal payments) after consideration of these early 2010 refinancing actions follows:

				Amounts Due
	Balances			At Maturity
	As of			After 2010
	December 31,	Annual	Subsequent	Maturity Date
	2009	Maturities	Activity	Extensions
2010	$60,001,404	$(3,144,733)	$(56,856,671)	$—
2011	252,871,911	(3,124,697)	—	249,747,214
2012	54,114,603	(3,549,537)	—	50,565,066
2013	39,084,352	(3,556,861)	56,856,671	92,384,162
2014	34,802,465	(3,262,898)	—	31,539,567
Thereafter	216,442,008	(7,765,780)	—	208,676,228
	$657,316,743	$(24,404,506)	$—	$632,912,237
Unamortized Premiums	977,770
Total	$658,294,513

We will continue to assess and engage in negotiations with existing and alternative lenders for our near-term maturing indebtedness, with a view toward extending, refinancing or repaying debt to strengthen our balance sheet.

Obtaining new financing is also important to our business due to the capital needs of our existing development and redevelopment projects. As of December 31, 2009, our unfunded share of the total estimated cost of the properties in our current development and redevelopment pipelines was approximately $26 million. While we believe we will have access to sufficient funding to be able to fund our investments in these projects through a combination of new and existing construction loans and draws on our unsecured revolving credit facility (which, as noted above, has $67 million of availability as of December 31, 2009), a prolonged credit crisis will make it more costly and difficult to raise additional capital, if necessary.

Summary of Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to the accompanying consolidated financial statements.  As disclosed in Note 2, the preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the compilation of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.

Purchase Accounting

In accordance with Topic 805—“Business Combinations” in the ASC, we measure identifiable assets acquired, liabilities assumed, and any non-controlling interests in an acquiree at fair value on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  In making estimates of fair values for the purpose of allocating purchase price, a number of sources are utilized, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities.

A portion of the purchase price is allocated to tangible assets and intangibles, including:

•	the fair value of the building on an as-if-vacant basis and to land determined either by real estate tax assessments, independent appraisals or other relevant data;

•
above-market and below-market in-place lease values for acquired properties are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases.  The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the remaining non-cancelable terms of the respective leases.  Should a tenant vacate, terminate its lease, or otherwise notify us of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income; and

•
the value of leases acquired.  We utilize independent sources for estimates to determine the respective in-place lease values.  Our estimates of value are made using methods similar to those used by independent appraisers.  Factors we consider in their analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

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

Due to the January 1, 2009 adoption of new accounting guidance regarding business combinations, the costs of an acquisition are expensed in the period incurred.

Capitalization of Certain Pre-Development and Development Costs

We incur costs prior to land acquisition and for certain land held for development, including acquisition contract deposits as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center or other project.  These pre-development costs are capitalized and included in construction in progress in the accompanying consolidated balance sheets.  If we determine that the completion of a development project is no longer probable, all previously incurred pre-development costs are immediately expensed.

We also capitalize costs such as construction, interest, real estate taxes, and salaries and related costs of personnel directly involved with the development of our properties.  As a portion of the development property becomes operational, we expense appropriate costs on a pro rata basis.

Impairment of Investment Properties

Management reviews investment properties, land parcels and intangible assets within the real estate operation and development segment for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable.  The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment.  Impairment losses for investment properties are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets.  Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset.  Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels.  If we determine those plans will not be completed, an impairment loss may be appropriate.

In the third quarter of 2009, as part of our regular quarterly review, we determined that it was appropriate to write off the net book value on the Galleria Plaza operating property in Dallas, Texas and recognize a non-cash impairment charge of $5.4 million.  Our estimated future cash flows, which considered recent negative property-specific events, were anticipated to be insufficient to recover the carrying value due to significant ground lease obligations and expected future required capital expenditures.  We conveyed the title to the center to the ground lessor in the fourth quarter of 2009.  Management does not believe any other investment properties or development assets are impaired as of December 31, 2009.

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

Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent percentage rent). Percentage rent is recognized when tenants achieve the specified targets as defined in their lease agreements.  Percentage rent is included in other property related revenue in the accompanying statements of operations.

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

Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract. Project costs include all direct labor, subcontract, and material costs and those indirect costs related to contract performance incurred to date.  Project costs do not include uninstalled materials. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

Development fees and fees from advisory services are recognized as revenue in the period in which the services are rendered. Performance-based incentive fees are recorded when the fees are earned.

Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  The fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs for identical instruments that are classified within Level 1 and observable inputs for similar instruments that are classified within Level 2) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3).

As further discussed in Note 11 to the accompanying consolidated financial statements, the only assets or liabilities that we record at fair value on a recurring basis are interest rate hedge agreements.  The valuation is determined using widely accepted techniques including discounted cash flow analysis, which considers the contractual terms of the derivatives (including the period to maturity) and uses observable market-based inputs such as interest rate curves and implied volatilities.  We also incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Income Taxes and REIT Compliance

We are considered a corporation for federal income tax purposes and qualify as a REIT. As such, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our shareholders and meet certain other requirements on a recurring basis.  REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates.  We may also be subject to certain federal, state and local taxes on our income and property and to federal income and excise taxes on our undistributed income even if we do qualify as a REIT.  For example, we will be subject to income tax to the extent we distribute less than 90% of our REIT taxable income (including capital gains).

Results of Operations

At December 31, 2009, we owned interests in 55 operating properties (consisting of 51 retail properties, three operating commercial (office/industrial) properties and an associated parking garage) and seven entities that held development or redevelopment properties in which we have an interest. These redevelopment properties include Bolton Plaza, Coral Springs Plaza, Courthouse Shadows, Shops at Rivers Edge and Four Corner Square, all of which are undergoing major redevelopment. Of the 62 total properties held at December 31, 2009, a component of a development parcel was owned through an unconsolidated joint venture and accounted for under the equity method.

At December 31, 2008, we owned interests in 56 operating properties (consisting of 52 retail properties, three operating commercial properties and an associated parking garage) and eight entities that held development or redevelopment properties in which we have an interest. Of the 64 total properties held at December 31, 2008, one operating property was owned through an unconsolidated joint venture and accounted for under the equity method.

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

The comparability of results of operations is significantly affected by our development, redevelopment, and operating property acquisition and disposition activities in 2007, 2008 and 2009.  Therefore, we believe it is most useful to review the comparisons of our 2007, 2008 and 2009 results of operations (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2009 and 2008” and “Comparison of Operating Results for the Years Ended December 31, 2008 and 2007”) in conjunction with the discussion of our development, redevelopment, and operating property acquisition and disposition activities during those periods, which is set forth directly below.

Development Activities

During the years ended December 31, 2009, 2008 and 2007, the following development properties became operational or partially operational:

Property Name	MSA	Economic Occupancy Date1	Owned GLA
Eddy Street Commons, Phase I2	South Bend, IN	September 2009	165,000
South Elgin Commons, Phase I2	Chicago, IL	June 2009	45,000
Cobblestone Plaza2	Ft. Lauderdale, FL	March 2009	157,957
54th & College	Indianapolis, IN	June 2008	N/A	3
Beacon Hill Phase II	Crown Point, IN	December 2007	19,160
Bayport Commons	Tampa, FL	September 2007	94,756
Cornelius Gateway	Portland, OR	September 2007	21,000
Tarpon Springs Plaza	Naples, FL	July 2007	82,546
Gateway Shopping Center	Seattle, WA	April 2007	100,949
Bridgewater Marketplace	Indianapolis, IN	January 2007	26,000
Sandifur Plaza	Pasco, WA	January 2007	12,552

1	Represents the date in which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was sooner.

2	Construction of these properties was completed in phases. The Economic Occupancy Dates indicated for these properties refers to its initial phase,

3	Property is ground leased to a single tenant.

Property Acquisition Activities

During the year ended December 31, 2008, we acquired the property below.  We did not acquire any properties for the years ending December 31, 2009 and 2007.

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)	Financing Method	Owned GLA
Shops at Rivers Edge1	Indianapolis, IN	February 2008	$18.3	Primarily Debt	110,875

1
This property was purchased with the intent to redevelop; therefore, it is included in our redevelopment pipeline, as discussed below. However, for purposes of the comparison of operating results, this property is classified as property acquired during 2008 in the comparison of operating results tables below.

Operating Property Disposition Activities

During the years ended December 31, 2008 and 2007, we sold the operating properties listed in the table below.  We did not sell any operating properties in the year ended December 31, 2009.  However, as part of our regular quarterly review for possible asset impairments, we determined that it was appropriate to write off the net book value on the Galleria Plaza operating property in Dallas, Texas and recognize a non-cash impairment charge of $5.4 million.  Our estimated future cash flows, which considered recent negative property-specific events, were anticipated to be insufficient to recover the carrying value due to significant ground lease obligations and expected future required capital expenditures.  We conveyed the title to the property to the ground lessor in the fourth quarter of 2009.  The operating results of Galleria Plaza are reflected as discontinued operations in the accompanying consolidated statements of operations.

Property Name	MSA	Disposition Date	Owned GLA
Spring Mill Medical, Phase I1	Indianapolis, IN	December 2008	63,431
Silver Glen Crossing2	Chicago, IL	December 2008	132,716
176th & Meridian3	Seattle, WA	November 2007	14,560

____________________
1
We held a 50% interest in this unconsolidated joint venture. In December 2008, the joint venture sold this property for $17.5 million, resulting in a total gain on sale of approximately $3.5 million. Net proceeds of approximately $14.4 million from the sale of this property were utilized to defease the related mortgage loan.  Our share of the gain on sale was approximately $1.2 million, net of our excess investment. We used the majority of our share of the net proceeds to pay down borrowings under our unsecured revolving credit facility. Prior to the sale of this property, the joint venture sold a parcel of land for net proceeds of approximately $1.1 million, of which our share was $0.6 million.

2
We realized net proceeds of approximately $17.2 million from the sale of this property and recognized a loss on the sale of $2.7 million. The majority of the net proceeds from the sale of this property were used to pay down borrowings under our unsecured revolving credit facility. The sale of this property and the property’s operating results are reflected as discontinued operations in the accompanying consolidated statements of operations.

3
This property was sold for net proceeds of $7.0 million and a gain of $2.0 million. We utilized the proceeds from the sale with the intention to execute a like-kind exchange under Section 1031 of the Internal Revenue Code and, in February 2008 we did so by purchasing Shops at Rivers Edge, as discussed above. The sale of this property and the property’s operating results are reflected as discontinued operations in the accompanying consolidated statements of operations.

Redevelopment Activities

During the years ended December 31, 2009, 2008 and 2007, we transitioned the following properties from our operating portfolio to our redevelopment pipeline:

Property Name	MSA	Transition Date1	Owned GLA
Coral Springs Plaza2	Boca Raton, FL	March 2009	45,906
Courthouse Shadows3	Naples, FL	September 2008	134,867
Four Corner Square4	Seattle, WA	September 2008	29,177
Bolton Plaza5	Jacksonville, FL	June 2008	172,938
Shops at Rivers Edge6	Indianapolis, IN	June 2008	110,875

1	Transition date represents the date the property was transitioned from our operating portfolio to our redevelopment pipeline.

2	In December 2009, we executed a lease with a combined Toys “R” Us/Babies “R” Us for 100% of the available square feet of this center. We expect this tenant to open in the second half of 2010.

3	In 2009, Publix purchased the lease of the former anchor tenant and made certain improvements on the space.

4
In addition to the existing center, we also own approximately ten acres of adjacent land which may be utilized in the redevelopment. We anticipate the majority of the existing center will remain open during the redevelopment.

5
The former anchor tenant’s lease at the shopping center expired in May 2008 and was not renewed.  We recently executed a 66,500 square foot lease with Academy Sports & Outdoors to anchor this center and expect this tenant to open during the second half of 2010.

6
We purchased this property in February 2008 with the intent to redevelop. The existing anchor tenant’s lease at this property will expire in March 2010 and we are currently in discussion with several prospective anchor tenants.

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008	Increase (Decrease) 2009 to 2008
Revenue:
Rental income (including tenant reimbursements)	$89,775,606	$89,043,270	$732,336
Other property related revenue	6,065,708	13,916,680	(7,850,972)
Construction and service fee revenue	19,450,789	39,103,151	(19,652,362)
Total revenue	115,292,103	142,063,101	(26,770,998)
Expenses:
Property operating	18,188,710	16,388,515	1,800,195
Real estate taxes	12,068,903	11,864,552	204,351
Cost of construction and services	17,192,267	33,788,008	(16,595,741)
General, administrative, and other	5,711,623	5,879,702	(168,079)
Depreciation and amortization	32,148,318	34,892,975	(2,744,657)
Total expenses	85,309,821	102,813,752	(17,503,931)
Operating income	29,982,282	39,249,349	(9,267,067)
Interest expense	(27,151,054)	(29,372,181)	(2,221,127)
Income tax benefit (expense) of taxable REIT subsidiary	22,293	(1,927,830)	(1,950,123)
Income from unconsolidated entities	226,041	842,425	(616,384)
Gain on sale of unconsolidated property	—	1,233,338	(1,233,338)
Non-cash gain from consolidation of subsidiary	1,634,876	—	1,634,876
Other income, net	224,927	157,955	66,972
Income from continuing operations	4,939,365	10,183,056	(5,243,691)
Discontinued operations:
Discontinued operations	(732,621)	330,482	(1,063,103)
Non-cash loss on impairment of discontinued operation	(5,384,747)	—	5,384,747
Loss on sale of operating property	—	(2,689,888)	(2,689,888)
(Loss) income from discontinued operations	(6,117,368)	(2,359,406)	3,757,962
Consolidated net (loss) income	(1,178,003)	7,823,650	(9,001,653)
Less: Net (loss) income attributable to noncontrolling interests	(603,763)	(1,730,524)	(1,126,761)
Net (loss) income attributable to Kite Realty Group Trust	$(1,781,766)	$6,093,126	$(7,874,892)

Rental income (including tenant reimbursements) increased approximately $0.7 million, or 1%, due to the following:

Increase (Decrease) 2009 to 2008
Property acquired during 2008	$90,910
Development properties that became operational or were partially operational in 2008 and/or 2009	4,086,790
Properties under redevelopment during 2008 and/or 2009	(1,209,450)
Properties fully operational during 2008 and 2009 & other	(2,235,914)
Total	$732,336

The $2.2 million decrease in rental income for properties fully operational in 2009 and 2008 was primarily related to the following:

•
$0.8 million reduction in base rent from the 2008 bankruptcy of Circuit City, offset by increases of $1.2 million from the 2008 write off to rental income of straight-line rent receivables and in-place lease liabilities;

•
$2.3 million net reduction in minimum rent at a number of our properties due to the termination of other leases with tenants in 2009 and 2008, which includes the write off to rental income of straight-line rent receivables and in-place lease liabilities;

•	$0.4 million reduction as a result of the 2009 sale of a parcel of land adjacent to our Shops at Eagle Creek operating property; and

•	$0.2 million net decrease in reimbursements due to a decline in recoverable operating expenses.

Offsetting these decreases is $0.3 million of rental income from the consolidation of The Centre operating property as of September 30, 2009.

Other property related revenue primarily consists of parking revenues, percentage rent, lease settlement income and gains on land sales. This revenue decreased approximately $7.9 million, or 57%, primarily as a result of lower gains on land sales of $7.0 million and lease settlement income of $1.3 million. This revenue decrease was partially offset by a $0.4 million reversal of an estimated liability for which we are no longer obligated.

Construction service fee revenue decreased approximately $19.7 million, or 50%. This decrease reflects 2008 proceeds of $10.6 million from the sale of our Spring Mill Medical, Phase II build-to-suit commercial development asset and net declines in the level of third-party construction and services activity of $9.1 million.

Property operating expenses increased approximately $1.8 million, or 11%, due to the following:

Increase (Decrease) 2009 to 2008
Property acquired during 2008	$148,210
Development properties that became operational or were partially operational in 2008 and/or 2009	688,617
Properties under redevelopment during 2008 and/or 2009	(232,616)
Properties fully operational during 2008 and 2009 & other	1,195,984
Total	$1,800,195

    The $1.2 million increase in property operating expense for properties fully operational in 2009 and 2008 was primarily related to the following:

•	$1.0 million net increase in bad debt expense at a number of our operating properties which is reflective of financial difficulties (including bankruptcies) experienced by a number of our tenants; and

•	$0.5 million net increase in landscaping and parking lot expense, the majority of which is recoverable from tenants.

These increases in property operating expenses were partially offset by a $0.3 million decrease in repairs and maintenance expense.

Real estate taxes increased approximately $0.2 million, or 0.2%, due to the following:

Increase (Decrease) 2009 to 2008
Property acquired during 2008	$(22,689)
Development properties that became operational or were partially operational in 2008 and/or 2009	608,602
Properties under redevelopment during 2008 and/or 2009	(172,830)
Properties fully operational during 2008 and 2009 & other	(208,732)
Total	$204,351

The $0.2 million decrease in real estate tax expense for properties fully operational in 2009 and 2008 was primarily related to the timing of property reassessments by the taxing authorities and our related appeals of these assessments.  The appeals process can last many months, resulting in the assessments and appeals settlements occurring in different periods.  Typically, the majority of any increase (decrease) in our real estate tax expense is recoverable from (refundable to) our tenants.

Cost of construction and services decreased approximately $16.6 million, or 49%. This decrease is due to 2008 cost of $9.4 million associated with the sale of our Spring Mill Medical, Phase II build-to-suit commercial development asset and net declines in the level of third-party construction and services activity of $7.2 million.

General, administrative and other expenses decreased approximately $0.2 million, or 3% due to small declines in personnel-related expenses and various costs of operating as a public company.  General, administrative and other expenses were 5.0% and 4.1% of total revenue in 2009 and 2008, respectively.

Depreciation and amortization expense decreased approximately $2.7 million, or 8%, due to the following:

Increase (Decrease) 2009 to 2008
Property acquired during 2008	$(107,604)
Development properties that became operational or were partially operational in 2008 and/or 2009	1,078,122
Properties under redevelopment during 2008 and/or 2009	(2,593,484)
Properties fully operational during 2008 and 2009 & other	(1,121,691)
Total	$(2,744,657)

The $1.1 million decrease in depreciation and amortization expense for properties fully operational in 2009 and 2008 was primarily related to the following:

•	$1.5 million decline from accelerated depreciation and amortization on tangible and intangible assets associated with the 2008 bankruptcy of Circuit City involving three of our properties; and

•	$0.4 million decrease in accelerated depreciation and amortization on tangible and intangible assets at a number of our other properties resulting from the termination of other tenant leases with us.

These decreases in depreciation and amortization expenses were partially offset by the following increases:

•	$0.4 million from the consolidation of The Centre operating property as of September 30, 2009; and

•	$0.3 million as a result of the 2009 sale of a parcel of land adjacent to our Shops at Eagle Creek operating property.

Interest expense decreased approximately $2.2 million, or 8%, primarily as a result of lower average borrowings (proceeds from our October 2008 and May 2009 common equity offerings were used to pay down borrowings), and an average decrease in the LIBOR interest rate of approximately 230 basis points.

Income taxes on our taxable REIT subsidiary changed from an expense of $1.9 million in 2008 to a minor benefit (credit) in 2009.  This change is primarily caused by taxable gains on the sales of a land parcel and our Spring Mill Medical, Phase II build-to-suit commercial development asset in 2008 and lower taxable third-party construction and services activity in 2009.

Income from unconsolidated entities decreased $0.6 million due to the 2008 sale of a land parcel, our share of which was $0.6 million.

Gain on sale of unconsolidated property in 2008 of $1.2 million represents the gain from the sale of our interest in Spring Mill Medical, Phase I, one of our unconsolidated commercial operating properties.

The $1.6 million non-cash gain from consolidation of subsidiary in 2009 represents a gain that was recognized upon the consolidation of The Centre operating property which is owned in a joint venture.  We paid off a third-party loan on this previously unconsolidated entity and contributed approximately $2.1 million of capital to the entity.  In accordance with the provisions of Topic 810 – “Consolidation” of the ASC, the financial statements of The Centre were consolidated as of September 30, 2009, and its assets and liabilities were recorded at fair value, resulting in a non-cash gain of $1.6 million, of which our share was approximately $1.0 million.

Discontinued operations changed from income of $0.3 million in 2008 to a loss of $0.7 million in 2009.  Discontinued operations result from the 2008 sale of our Silver Glen Crossings operating property and the 2009 transfer of our Galleria Plaza property to the ground lessor.  Galleria Plaza had a net loss in both 2009 and 2008 while Silver Glen Crossings had net income in 2008.

The $5.4 million non-cash loss on impairment of a real estate asset in 2009 relates to the write-off of the net book value of our Galleria Plaza property in Dallas, Texas, which was transferred to the ground lessor.

The 2008 loss on sale of operating property of $2.7 million results from the sale of our Silver Glen Crossings property, located in Chicago, Illinois.

Net income attributable to noncontrolling interests decreased $1.1 million from $1.7 million in 2008 to $0.6 million in 2009.  In 2009, noncontrolling interests includes the minority interest in the non-cash gain from consolidation of The Centre of $0.7 million and the minority interest from the sale of an outlot parcel of $0.2 million, offset by our operating partnership limited partners’ share of the consolidated net loss of $0.3 million.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007	Increase (Decrease) 2008 to 2007
Revenue:
Rental income (including tenant reimbursements)	$89,043,270	$85,590,681	$3,452,589
Other property related revenue	13,916,680	10,012,934	3,903,746
Construction and service fee revenue	39,103,151	37,259,934	1,843,217
Total revenue	142,063,101	132,863,549	9,199,552
Expenses:
Property operating	16,388,515	14,171,192	2,217,323
Real estate taxes	11,864,552	11,065,723	798,829
Cost of construction and services	33,788,008	32,077,014	1,710,994
General, administrative, and other	5,879,702	6,285,267	(405,565)
Depreciation and amortization	34,892,975	29,730,654	5,162,321
Total expenses	102,813,752	93,329,850	9,483,902
Operating income	39,249,349	39,533,699	(284,350)
Interest expense	(29,372,181)	(25,965,141)	3,407,040
Income tax benefit (expense) of taxable REIT subsidiary	(1,927,830)	(761,628)	1,166,202
Income from unconsolidated entities	842,425	290,710	551,715
Gain on sale of unconsolidated property	1,233,338	—	1,233,338
Other income, net	157,955	778,434	(620,479)
Income from continuing operations	10,183,056	13,876,074	(3,693,018)
Discontinued operations:
Discontinued operations	330,482	2,078,860	(1,748,378)
(Loss) gain on sale of operating properties	(2,689,888)	2,036,189	(4,726,077)
(Loss) income from discontinued operations	(2,359,406)	4,115,049	(6,474,455)
Consolidated net (loss) income	7,823,650	17,991,123	(10,167,473)
Net income attributable to noncontrolling interests	(1,730,524)	(4,468,440)	(2,737,916)
Net income attributable to Kite Realty Group Trust	$6,093,126	$13,522,683	$(7,429,557)

Rental income (including tenant reimbursements) increased approximately $3.5 million, or 4%, due to the following:

Increase (Decrease) 2008 to 2007
Property acquired during 2008	$1,780,008
Development properties that became operational or were partially operational in 2007 and/or 2008	5,863,617
Properties under redevelopment during 2007 and/or 2008	322,686
Properties fully operational during 2007 and 2008 & other	(4,513,722)
Total	$3,452,589

Excluding the changes due to the acquisition of properties, transitioned development properties, and properties under redevelopment, the net $4.5 million decrease in rental income was primarily related to the following:

•
$1.9 million net decrease at a number of our properties primarily due to the termination of leases with tenants in 2007 and 2008, which includes the loss of rent as well as the write off to income of intangible lease related amounts;

•
$1.2 million net decrease in real estate tax recoveries from tenants primarily due to real estate tax refunds at a number of our operating properties in 2008 related to decreased assessments; most of the refunds were reimbursed to our tenants;

•	$0.9 million net write off of rental income amounts in connection with the bankruptcy and liquidation of Circuit City stores at three of our properties;

•	$0.3 million decrease at our Union Station parking garage related to the change in structure of our agreement from a lease to a management agreement with a third party; and

•	$0.3 million decrease in common area maintenance and property insurance recoveries at a number of our operating properties due to a decrease in the related recoverable expenses.

Other property related revenue primarily consists of parking revenues, percentage rent, lease settlement income and gains from land sales. This revenue increased approximately $3.9 million, or 39%, primarily as a result of the following:

•	$3.2 million increased gains on land sales in 2008 compared to 2007; and
•	$1.5 million net increase in parking revenue at our Union Station parking garage related to the change in structure of our agreement from a lease to a management agreement with a third party.

These increases were partially offset by a $0.7 million decrease in percentage rent from our retail operating tenants in 2008 compared to 2007.

Construction and service fee revenue increased approximately $1.8 million, or 5%. This increase is primarily due to the net increase in proceeds from the sale of build-to-suit assets, partially offset by the level and timing of third-party construction contracts during 2008 compared to 2007.  In 2008, we realized proceeds of $10.6 million from the sale of our Spring Mill Medical, Phase II build-to-suit commercial development asset and in 2007 we realized proceeds of $6.1 million from the sale of a build-to-suit asset at Sandifur Plaza.

Property operating expenses increased approximately $2.2 million, or 16%, due to the following:

Increase (Decrease) 2008 to 2007
Property acquired during 2008	$314,322
Development properties that became operational or were partially operational in 2007 and/or 2008	1,257,519
Properties under redevelopment during 2007 and/or 2008	227,433
Properties fully operational during 2007 and 2008 & other	418,049
Total	$2,217,323

Excluding the changes due to the acquisition of properties, transitioned development properties, properties under redevelopment, and the property sold, the net $0.4 million increase in property operating expenses was primarily due the following:

•	$0.5 million net increase in bad debt expense at a number of our operating properties which is reflective of financial difficulties (including bankruptcies) experienced by a number of our tenants; and

•	$0.5 million increase in expenses at our Union Station parking garage property related to a change in the structure of our agreement from a lease to a management agreement with a third party.

This increase in operating expenses was partially offset by a net decrease of $0.5 million in insurance and landscaping expenses at a number of our properties.

Real estate taxes increased approximately $0.8 million, or 7%, due to the following:

Increase (Decrease) 2008 to 2007
Property acquired during 2008	$197,623
Development properties that became operational or were partially operational in 2007 and/or 2008	702,284
Properties under redevelopment during 2007 and/or 2008	140,173
Properties fully operational during 2007 and 2008 & other	(241,251)
Total	$798,829

Excluding the changes due to the acquisition of properties, transitioned development properties, properties under redevelopment, the net $0.2 million decrease in real estate taxes was primarily due to approximately $0.7 million of real estate tax refunds received in 2008, net of related professional fees, at our Market Street Village, Galleria Plaza, and Cedar Hill Plaza properties, most of which was reimbursed to tenants. This decrease was partially offset by a $0.5 million net increase in real estate tax assessments at a number of our operating properties.

Cost of construction and services increased approximately $1.7 million, or 5%. This increase was primarily due to the increased costs associated with the sale of build-to-suit assets, partially offset by the level and timing of third-party construction contracts during 2008 compared to 2007. In 2008, we had costs associated with the sale of our Spring Mill Medical, Phase II, build-to-suit commercial development asset of $9.4 million, while in 2007 we had costs associated with the sale of a build-to-suit asset at Sandifur Plaza of $4.1 million.

General, administrative and other expenses decreased approximately $0.4 million, or 6%. General, administrative and other expenses were 4.1% and 4.5% of total revenue in 2008 and 2007, respectively. This decrease in general, administrative and other expenses was primarily due to decreased salary, benefits and incentive compensation expense as a result of a decrease in overall headcount.

Depreciation and amortization expense increased approximately $5.2 million, or 17%, due to the following:

Increase (Decrease) 2008 to 2007
Property acquired during 2008	$910,235
Development properties that became operational or were partially operational in 2007 and/or 2008	3,137,576
Properties under redevelopment during 2007 and/or 2008	(1,894,435)
Properties fully operational during 2007 and 2008 & other	3,008,945
Total	$5,162,321

Excluding the changes due to the acquisition of properties, transitioned development properties, properties under redevelopment, the net $3.0 million increase in depreciation and amortization expense was primarily attributable to the acceleration of depreciable assets, including intangible lease assets, related to the termination of tenants, including the termination of leases with Circuit City stores at three of our properties that was recognized in 2008 in connection with Circuit City’s bankruptcy and liquidation.

Interest expense increased approximately $3.4 million, or 13%, due to the following:

Increase (Decrease) 2008 to 2007
Property acquired during 2008	$593,808
Development properties that became operational or were partially operational in 2007 and/or 2008	2,609,255
Properties under redevelopment during 2007 and/or 2008	(112,367)
Properties fully operational during 2007 and 2008 & other	316,344
Total	$3,407,040

Excluding the changes due to the acquisition of properties, transitioned development properties and properties under redevelopment, the net $0.3 million increase in interest expense was primarily due to higher interest related to the $55 million outstanding on our term loan, which was entered into in July 2008. This was partially offset by lower LIBOR rates on our variable rate debt, including the line of credit, during fiscal year 2008 compared to 2007.

Income tax expense of our taxable REIT subsidiary increased $1.2 million, or 153%, primarily due to the income taxes incurred by our taxable REIT subsidiary associated with the gain on the sale of land in the first quarter of 2008 as well as the sale of Spring Mill Medical, Phase II, a consolidated joint venture property. This build-to-suit commercial asset that we sold was adjacent to Spring Mill Medical I and was owned in our taxable REIT subsidiary through a 50% owned joint venture with a third party. Our proceeds from this sale were approximately $10.6 million, and our associated construction costs were approximately $9.4 million, including a $0.9 million payment to our joint venture partner to acquire their partnership interest prior to the sale to a third party. Our share of net proceeds of approximately $1.2 million from this sale was primarily used to pay down borrowings under our unsecured revolving credit facility.

Income from unconsolidated entities increased approximately $0.6 million, or 100%.  This increase is due to a gain from the sale of a land parcel, our share of which was $0.6 million.

Gain on sale of unconsolidated property was $1.2 million in 2008 and resulted from the sale of our interest in Spring Mill Medical, Phase I, one of our unconsolidated commercial operating properties. This property is located in Indianapolis, Indiana and was owned 50% through a joint venture. The joint venture sold the property for approximately $17.5 million, resulting in a gain on the sale of approximately $3.5 million. Net proceeds of approximately $14.4 million from the sale of this property were utilized to defease the related mortgage loan. Our share of the gain on the sale of Spring Mill Medical, Phase I, was approximately $1.2 million, net of our excess investment. We used the majority of our share of the net proceeds to pay down borrowings under our unsecured revolving credit facility.

Other income, net, decreased approximately $0.6 million, or 80%, primarily as a result of a $0.5 million payment received from a lender in consideration for our agreement to terminate a loan commitment in 2007.

Discontinued operations decreased approximately $1.8 million to $0.3 million, largely due to the operations of our Galleria Plaza property which had net income of $0.3 million in 2007 and a net loss of $0.8 million is 2008 due to the loss of its anchor tenant.  The remaining decrease reflects the write off to income of a market rent adjustment of $0.9 million upon the loss of the anchor tenant at our Silver Glen operating property in 2008.

(Loss) gain on sale of operating properties reflects the 2008 sale of our Silver Glen Crossings property at a loss of $2.7 million and the 2007 sale of our 176th & Meridian property for a gain of $2.0 million.

Net income attributable to noncontrolling interests decreased $2.8 million from $4.5 million in 2007 to $1.7 million in 2008.  This decrease reflects the decrease on our consolidated net income from $18.0 million in 2007 to $7.8 million in 2008.  The weighted average limited partners’ interest in our operating partnership remained relatively unchanged between years.

Liquidity and Capital Resources

Current State of Capital Markets and Our Financing Strategy

Our primary finance and capital strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective manner. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings, including the purchase price of properties to be developed or acquired with debt financing, the estimated market value of our properties and our Company as a whole upon consummation of the refinancing, and the ability of particular properties to generate cash flow to cover expected debt service. As discussed in more detail above in “Overview,” the challenging market conditions that currently exist have created a need for most REITs, including us, to place a significant amount of emphasis on financing and capital strategies.

In October 2008 and May 2009, we received aggregate net proceeds of $135.3 million from offerings of our common shares.  We used a portion of the proceeds from these offerings to reduce the amounts of indebtedness outstanding under our unsecured revolving credit facility and other borrowings.  As a result, approximately $78 million was outstanding under our unsecured revolving credit facility as of December 31, 2009 as compared to $105 million as of the end of the prior year.

In addition to raising new capital, we have also been successful in refinancing or extending the maturities of our debt that was originally scheduled to mature in 2009 and 2010.  As of February 17, 2010, all of our maturities for 2010 were successfully extended or refinanced into future years.  Our unsecured revolving credit facility and $55 million unsecured term loan are both scheduled to mature in 2011, although the unsecured revolving credit facility has a one-year extension to February 20, 2012 available if we are in compliance with all applicable covenants under the related agreement.  The aggregate amount of outstanding indebtedness under both of these agreements is $132.8 million as of December 31, 2009.  We discuss both of these borrowings in more detail below.  We are conducting negotiations with our existing and potential replacement lenders to refinance or obtain extensions on both of these borrowings.

We were also able to effectively recycle capital by selling outlot and unoccupied land parcels.  During 2009, we generated gross proceeds from such sales of $17.0 million, a portion of which was used to pay down outstanding indebtedness.

In the future, we may raise additional capital by pursuing joint venture capital partners and/or disposing of additional properties, land parcels or other assets that are no longer core components of our growth strategy.  We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

As of December 31, 2009, we had cash and cash equivalents on hand of approximately $20 million. We may be subject to concentrations of credit risk with regards to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  As of December 31, 2009, the majority of our cash and cash equivalents were held in deposit accounts that are 100% insured by the federal government’s Temporary Liquidity Guarantee Program.  From time to time, such investments may temporarily be held in accounts that are not insured under this program and which are in excess of FDIC and SIPC insurance limits; however we attempt to limit our exposure at any one time.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Our Principal Capital Resources

Our Unsecured Revolving Credit Facility

Our Operating Partnership has entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (the “unsecured facility”). We and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility.  The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option to February 2012 available if we are in compliance with all applicable covenants under the related agreement.  We were in compliance with all applicable covenants under the unsecured facility as of December 31, 2009.

    Borrowings under the unsecured facility bear interest at a variable interest rate of LIBOR + 115 to 135 basis points, depending on our leverage ratio.  The unsecured facility has a 0.125% to 0.200% commitment fee applicable to the average daily unused amount.  Subject to certain conditions, including the prior consent of the lenders, we have the option to increase our borrowings under the unsecured facility to a maximum of $400 million if there are sufficient unencumbered assets to support the additional borrowings.  The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate.  Borrowings under the short-term line may not be outstanding for more than five days.

As of December 31, 2009, our outstanding indebtedness under the unsecured facility was approximately $78 million, bearing interest at a rate of LIBOR + 125 basis points. Factoring in our hedge agreements, at December 31, 2009, our weighted average interest rate on our unsecured revolving credit facility was approximately 6.10%.  As of December 31, 2009, the amount available to us for future draws was approximately $67 million.

The amount that we may borrow under the unsecured facility is based on the value of assets in the unencumbered property pool.  We currently have 51 unencumbered properties and other assets, 48 of which are wholly owned and used to calculate the amount available for borrowing under the unsecured credit facility and three of which are owned through joint ventures. The major unencumbered assets include: Boulevard Crossing, Broadstone Station, Coral Springs Plaza, Courthouse Shadows, Four Corner Square, Hamilton Crossing, King’s Lake Square, Market Street Village, Naperville Marketplace, PEN Products, Publix at Acworth, Red Bank Commons, Shops at Eagle Creek, Traders Point II, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes.

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

We were in compliance with all applicable covenants under the unsecured facility as of December 31, 2009.

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

Capital Markets

We have filed a registration statement, and subsequent prospectus supplements related thereto, with the Securities and Exchange Commission allowing us to offer, from time to time, common shares or preferred shares for an aggregate initial public offering price of up to $500 million. In May 2009, we issued 28,750,000 common shares for offering proceeds, net of offering costs, of approximately $87.5 million.  In addition, in December 2009, we entered into an Equity Distribution Agreement pursuant to which we may sell, from time to time, up to an aggregate amount of $25 million of our common shares.  We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

Short and Long-Term Liquidity Needs

Overview

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, the current general economic downturn is adversely affecting the ability of some of our tenants to meet their lease obligations, as discussed in more detail above in “Overview” on page 41. These conditions, in turn, are having a negative impact on our business. If the downturn in the financial markets and economy is prolonged, our cash flow from operations could be significantly affected.

Short-Term Liquidity Needs

 The nature of our business, coupled with the requirements to qualify for REIT status and avoid paying tax on our income, necessitate that we distribute 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. In May 2009, our Board of Trustees (the “Board”) declared a quarterly cash distribution of $0.06 per common share for the quarter ended June 30, 2009.  This per share distribution was continued for the quarters ended September 30, 2009 and December 31, 2009.  These distributions were lower than in prior periods which allowed us to conserve cash.  Each quarter we discuss with our Board our liquidity requirements along with other relevant factors before the Board decides whether and in what amount to declare a distribution.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the year ended December 31, 2009, we incurred approximately $0.8 million of costs for recurring capital expenditures on operating properties and also incurred approximately $1.6 million of costs for tenant improvements and external leasing commissions. We currently anticipate incurring approximately $1.0 million in capital expenditures at our operating properties and approximately $15.7 million of additional major tenant improvements and renovation costs within the next twelve months at several properties in our redevelopment pipeline.

We expect to meet our short-term liquidity needs through borrowings under the unsecured facility, new construction loans, cash generated from operations and, to the extent necessary, accessing the public equity and debt markets to the extent that we are able to do so.

2010 Debt Maturities

As of December 31, 2009, approximately $56.9 million of our outstanding indebtedness was scheduled to mature in 2010, excluding scheduled monthly principal payments. Subsequent to year-end, we refinanced or extended the maturity dates of 100% of this indebtedness as follows:

•
The maturity date of the $14.9 million variable rate loan on the Shops at Rivers Edge property was extended to February 2013 at an interest rate of LIBOR + 400 basis points.  We funded a $0.6 million paydown on this loan with cash;

•
The maturity date of the $30.9 million variable rate construction loan on the Cobblestone Plaza property was extended to February 2013 at an interest rate of LIBOR + 350 basis points.  We funded a $2.9 million paydown on this loan with cash and draws from our unsecured facility; and

•
The maturity date of the $11.0 million South Elgin Commons construction loan was extended to September 2013 at an interest rate of LIBOR + 325 basis points.  We funded a $1.6 million paydown on this loan with cash and draws from our unsecured facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Unsecured Facility and Term Loan.  As discussed above, our unsecured term loan, which had a balance of $55 million as of December 31, 2009, will mature on July 15, 2011 and our unsecured facility, which had a balance of approximately $78 million as of December 31, 2009, will mature on February 20, 2011 (with a one-year extension option to February 20, 2012 available if we are in compliance with all applicable covenants under the related agreement).  We are conducting negotiations with our existing and potential replacement lenders to refinance or obtain extensions on our term loan and credit facility.

Redevelopment Properties. As of December 31, 2009, five of our properties (Coral Springs Plaza, Bolton Plaza, Shops at Rivers Edge, Courthouse Shadows and Four Corner Square) were undergoing major redevelopment activities.  We currently anticipate our investment in these redevelopment projects will be a total of approximately $16 million.  We currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured credit facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Development Properties. As of December 31, 2009, we had two projects in our development pipeline.  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $87 million, of which approximately $73 million had been incurred as of December 31, 2009. Our share of the total estimated cost of these projects is approximately $61 million, of which we have incurred approximately $50 million as of December 31, 2009.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans, including the construction loan on the Eddy Street Commons development project.  This loan has a total commitment of approximately $29.5 million, of which $18.8 million was outstanding at December 31, 2009.  In addition, if necessary, we may make draws on our unsecured facility. The Eddy Street Commons project is expected to include retail, office, hotels, a parking garage, apartments and residential units and is discussed in more detail below under “Contractual Obligations – Obligations in Connection with Our Development, Redevelopment and Shadow Pipeline”.

Shadow Development Pipeline. In addition to our current development pipeline, we have a “shadow” development pipeline which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financing.  As of December 31, 2009, this shadow pipeline consisted of six projects that are expected to contain approximately 2.9 million square feet of total leasable area. We currently anticipate the total estimated cost of these projects will be approximately $305 million, of which our share is currently expected to be approximately $187 million. Although we intend to develop these properties, which is a key assumption in our impairment review, we are generally not contractually obligated to complete any developments in our shadow pipeline, as these projects consist of land parcels on which we have not yet commenced construction. With respect to each asset in the shadow pipeline, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  Once these projects are transferred to the current development pipeline, we intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured facility, if necessary.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital. It is unlikely we would have sufficient funds on hand to meet these long-term capital requirements. We would have to satisfy these needs through participation in joint venture arrangements, additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements. Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions, which is discussed in more detail above in “Overview” on page 41.

We have entered into an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The agreement allows for the Venture to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. Under the terms of the agreement, we have agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million.  We have the option to present to PREI additional opportunities with estimated project costs under $50 million. The agreement allows for equity capital contributions of up to $500 million to be made to the Venture for qualifying projects.  We expect contributions would be made on a project-by-project basis with PREI contributing 80% and us contributing 20% of the equity required. Our first project with PREI is Parkside Town Commons, which is currently in our shadow development pipeline. As of December 31, 2009, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon construction financing.

Cash Flows

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Cash provided by operating activities was $21.0 million for the year ended December 31, 2009, a decrease of $20.0 million from 2008. The decrease was primarily due to higher cash outflows for accounts payable and accrued expenses in 2009, the majority of which reflects declining third-party construction activity.

Cash used in our investing activities totaled $54.8 million in 2009, a decrease of $40.9 million from 2008. The decrease in cash used in investing activities was primarily a result of a decline of $81.0 million in acquisitions of interests in properties and capital expenditures.  As part of our cash conservation strategy, we significantly reduced our acquisition, development and construction activities.  Offsetting this decrease were $17.2 million of 2008 net proceeds from the sale of our Silver Glen Crossings operating property, $12.0 million of 2009 contributions to our Parkside Town Commons development property and The Centre operating property and a $5.0 million change in construction payables.

Cash provided by financing activities totaled $43.9 million during 2009, a decrease of $1.6 million from 2008. In 2009, we had lower borrowings of $26.2 million due to a decline in our construction activity.  Among the more significant changes in financing activities between years are the following:  In 2008, we had borrowings totaling $41.8 million in connection with the 2008 acquisition of our Shops at Rivers Edge operating property and New Hill Place development property, offset by proceeds totaling $32.3 million from the sales of our Silver Glen Crossings and Spring Mill operating properties and outlot and land parcels. Net loan paydowns were $20.5 million higher in 2009 compared to 2008 as a result of the use of common share offering proceeds to reduce our levels of indebtedness.  These net changes were partially offset by $39.2 million higher proceeds from our 2009 common share offering compared to our 2008 offerings and $8.1 million lower cash distribution payments to common shareholders and operating partnership unitholders as a result of a lowering of our per share rate of distribution.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Cash provided by operating activities was $41.1 million for the year ended December 31, 2008, an increase of $2.9 million from 2007 The increase was primarily due to a change in accounts payable, accrued expenses, deferred revenue and other liabilities of $6.9 million between years, which was primarily due to construction related expenses as well as the conservation of cash. This increase was partially offset by a change in deferred costs and other assets of $4.3 million between years.

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

Cash provided by financing activities totaled $45.5 million during 2008, a decrease of $8.1 million from 2007. The net of loan proceeds, transaction costs and payments decreased $53.7 million between years primarily due to the $118.1 million draw from the unsecured facility in 2007 compared to the $55 million proceeds received under the unsecured term loan in 2008, both of which were used to repay previously outstanding indebtedness. This was partially offset by the $48.3 million of offering proceeds, the majority of which was received in October 2008 when we completed an equity offering of 4,750,000 common shares at an offering price of $10.55 per share.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our current development pipeline, including our obligations in connection with our Eddy Street Commons development, as discussed below in “Contractual Obligations”, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed above.  As of December 31, 2009, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon construction financing.

As of December 31, 2009, our share of unconsolidated joint venture indebtedness was $14.5 million.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of December 31, 2009, the Operating Partnership had guaranteed its $13.5 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.   Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.  See Note 6 to the accompanying consolidated financial statements for information on our unconsolidated joint ventures for the years ended December 31, 2009, 2008 and 2007.

Contractual Obligations

The following table summarizes our contractual obligations to third parties, excluding interest, based on contracts executed as of December 31, 2009.

	Construction Contracts	Tenant Allowances1	Operating Leases	Consolidated Long-term Debt2	Pro rata Share of Joint Venture Debt	Employment Contracts3	Other	Total
2010	$1,481,316	$10,613,381	$389,300	$60,001,404	$—	$1,417,000	$2,397,171	$76,299,572
2011	—	735,075	326,800	252,871,911	13,549,200	—	4,471,394	271,954,380
2012	—	3,585,980	326,800	54,114,603	—	—	—	58,027,383
2013	—	—	212,500	39,084,352	—	—	—	39,296,852
2014	—	—	220,000	34,802,465	981,593	—	—	36,004,058
Thereafter	—	—	715,000	216,442,008	—	—	—	217,157,008
Unamortized Debt Premiums	—	—	—	977,770	—	—	—	977,770
Total	$1,481,316	$14,934,436	$2,190,400	$658,294,513	$14,530,793	$1,417,000	$6,868,565	$699,717,023

____________________
1	Tenant allowances include commitments made to tenants at our operating, development and redevelopment properties.

2	In February 2010, we extended the maturity dates of all of our 2010 maturities to 2013. See table reflecting these refinancing activities on page 44.

3
We have entered into employment agreements with certain members of senior management. Under these agreements, each individual received a stipulated annual base salary through December 31, 2009. Each agreement has an automatic one-year renewal unless we or the individual elects not to renew the agreement. The contracts have been extended through December 31, 2010.

In 2009, we incurred $27.2 million of interest expense, net of amounts capitalized of $8.9 million.

In connection with the construction of the Eddy Street Commons parking garage and certain infrastructure improvements, we are obligated to fund payments under Tax Increment Financing (TIF) Bonds issued by the City of South Bend, Indiana.  The majority of the bonds will be funded by real estate tax payments made by us and subject to reimbursement from the tenants of the property.  If there are delays in the development, we are obligated to pay certain delay fees. However, we have an agreement with the City of South Bend to limit our exposure to a maximum of $1 million as to such fees.  In addition, we will not be in default concerning other obligations under the agreement with the City of South Bend so long as we commence and diligently pursue the completion of our obligations under that agreement.

See “2010 Maturities” on page 60 for additional information with respect to our current plan to address our indebtedness maturing in fiscal year 2010 and beyond.

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

The six properties to which our tax indemnity obligations relate represented approximately 18% of our annualized base rent in the aggregate as of December 31, 2009. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South, and Market Street Village.

Construction Contracts

Construction contracts in the table above represent commitments for contracts executed as of December 31, 2009 related to new developments, redevelopments and third-party construction.

Obligations in Connection with Our Current Development, Redevelopment and Shadow Pipeline

We are obligated under various contractual arrangements to complete the projects in our current development pipeline. We currently anticipate our share of the total cost of the two projects in our current development pipeline will be approximately $61 million (including $35 million of costs associated with Phase I of our Eddy Street Commons development discussed below), of which approximately $11 million of our share was unfunded as of December 31, 2009. In addition, we have commenced with the construction of a limited service hotel component of this project of which we will own 50% in a joint venture.  We currently estimate that our share of the total cost of this hotel will be approximately $5.5 million.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans, including the construction loan on Eddy Street Commons that closed in December 2009, with a total loan commitment of approximately $29.5 million, of which $18.8 million was outstanding at December 31, 2009.  In addition, if necessary, we may make draws on our unsecured facility.

In addition to our current development pipeline, we also have a redevelopment pipeline and a “shadow” development pipeline, which includes land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financings. Although we currently intend to develop the shadow pipeline, we are not contractually obligated to complete any projects in our redevelopment or shadow pipelines, as these consist of land parcels on which we have not yet commenced construction. With respect to each asset in the shadow pipeline, our policy is to not commence vertical construction until appropriate pre-leasing thresholds are met and the requisite third-party financing is in place.

Eddy Street Commons at the University of Notre Dame

The most significant project in our current development pipeline is Eddy Street Commons at the University of Notre Dame located adjacent to the university in South Bend, Indiana, that is expected to include retail, office, hotels, a parking garage, apartments and residential units.  A majority of the office space will be leased to the University of Notre Dame.  The City of South Bend has contributed approximately $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which are being used for the construction of a parking garage and infrastructure improvements in this project.  The majority of the bonds will be funded by real estate tax payments made by us and subject to reimbursement from the tenants of the property.  If there are delays in the development, we are obligated to pay certain delay fees. However, we have an agreement with the City of South Bend to limit our exposure to a maximum of $1 million as to such fees.  In addition, we will not be in default concerning other obligations under the agreement with the City of South Bend so long as we commence and diligently pursue the completion of our obligations under that agreement.

This development will be completed in several phases. The initial phase of the project opened in October 2009 and consists of the retail, office and apartment and residential units with an estimated total cost of $70 million (net of amounts funded by the TIF bonds) of which our share is estimated to be $35 million.  This phase is 72.4% leased as of December 31, 2009.  The ground beneath the initial phase of the development is leased from the University of Notre Dame over a 75 year term at a fixed rate for first two years and based on a percentage of certain revenues thereafter.  The total estimated project costs for all phases of this development are currently estimated to be approximately $200 million, our share of which is currently expected to be approximately $64 million. Our exposure to this amount may be limited under certain circumstances.

We own the retail and office components while the apartments are owned by a third party.  The hotel components of the project will be owned through joint ventures while the apartments and residential units are planned to be sold or operated through relationships with developers, owners and operators that specialize in residential real estate. We do not expect to own either the residential or the apartment complex components of the project, although we have jointly guaranteed the apartment developer’s construction loan.

The first phase of the apartments opened during the second half of 2009 with the second phase expected to open in the second half of 2010.  Construction on the residential units will commence as demand warrants.  Vertical construction commenced on a limited service hotel in September and the opening of this project is expected to occur in the second half of 2010. In 2009 we received, and we expect to receive in the future, development, construction management, and other fees from various aspects of this project.

We have a contractual obligation in the form of a completion guarantee to the University of Notre Dame and a similar contractual agreement in favor of the City of South Bend to complete all phases of the project, with the exception of certain of the residential units, consistent with commitments we typically make in connection with other bank-funded development projects.  To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, we will be required to complete the construction, at which time we expect that we would have the right to seek title to the assets and assume any construction borrowings related to the assets.  We will have certain remedies against the developers if they were to fail to complete the construction. If we fail to fulfill our contractual obligations in connection with the project, but are timely commencing and pursuing a cure, we will not be in default to either the University of Notre Dame or the City of South Bend.

Outstanding Indebtedness

The following table presents details of outstanding indebtedness as of December 31, 2009:

Property	Balance Outstanding	Interest Rate	Maturity
Fixed Rate Debt - Mortgage:
50th & 12th	$4,370,103	5.67%	11/11/2014
The Centre at Panola	3,658,067	6.78%	1/1/2022
Cool Creek Commons	17,862,709	5.88%	4/11/2016
The Corner	1,574,412	7.65%	7/1/2011
Fox Lake Crossing	11,288,753	5.16%	7/1/2012
Geist Pavilion	11,125,000	5.78%	1/1/2017
Indian River Square	13,216,389	5.42%	6/11/2015
International Speedway Square	18,596,954	7.17%	3/11/2011
Kedron Village	29,700,000	5.70%	1/11/2017
Pine Ridge Crossing	17,500,000	6.34%	10/11/2016
Plaza at Cedar Hill	25,596,611	7.38%	2/1/2012
Plaza Volente	28,499,703	5.42%	6/11/2015
Preston Commons	4,305,964	5.90%	3/11/2013
Riverchase Plaza	10,500,000	6.34%	10/11/2016
Sunland Towne Centre	25,000,000	6.01%	7/1/2016
30 South	21,682,906	6.09%	1/11/2014
Traders Point	48,000,000	5.86%	10/11/2016
Whitehall Pike	8,415,622	6.71%	7/5/2018
	300,893,193
Floating Rate Debt - Hedged:
Unsecured Credit Facility	50,000,000	6.32%	2/20/2011
Unsecured Credit Facility	25,000,000	6.17%	2/18/2011
Unsecured Term Loan	55,000,000	5.92%	7/15/2011
Bayport Commons	19,700,000	4.48%	12/27/2011
Eastgate Pavilion	15,182,480	4.84%	4/30/2012
Gateway Shopping Center	20,000,000	4.88%	10/31/2011
Glendale Town Center	20,000,000	4.40%	12/19/2011
Ridge Plaza	15,000,000	6.56%	1/3/2017
	219,882,480
Net unamortized premium on assumed debt of acquired properties	977,770
Total Fixed Rate Indebtedness	$521,753,443

Property	Balance Outstanding	Interest Rate	Maturity	Interest Rate at 12/31/09
Variable Rate Debt - Mortgage:
Bayport Commons2	$20,078,916	LIBOR + 2.75%	12/27/2011	2.98%
Beacon Hill	7,565,349	LIBOR + 1.25%	3/30/2014	1.48%
Eastgate Pavilion2	15,209,670	LIBOR + 2.95%	4/30/2012	3.18%
Estero Town Commons	10,500,000	LIBOR + 3.25%	1/15/2013	3.48%
Fishers Station	3,937,444	LIBOR + 3.50%	6/6/2011	3.73%
Gateway Shopping Center2	21,042,866	LIBOR + 1.90%	10/31/2011	2.13%
Glendale Town Center2	20,553,000	LIBOR + 2.75%	12/19/2011	2.98%
Indiana State Motor Pool	3,652,440	LIBOR + 1.35%	2/4/2011	1.58%
Ridge Plaza2	15,000,000	LIBOR + 3.25%	1/3/2017	3.48%
Shops at Rivers Edge3	14,940,000	LIBOR + 1.25%	2/3/2010	1.48%
Tarpon Springs Plaza	14,000,000	LIBOR + 3.25%	1/15/2013	3.48%
Subtotal Mortgage Notes	146,479,685
Variable Rate Debt - Secured by Properties under Construction:
Bridgewater Marketplace1	7,000,000	LIBOR + 1.85%	6/29/2013	5.00%
Cobblestone Plaza3	30,853,252	LIBOR + 2.50%	3/31/2010	2.73%
Delray Marketplace	9,425,000	LIBOR + 3.00%	6/30/2011	3.23%
Eddy Street Commons	18,802,194	LIBOR + 2.30%	12/30/2011	2.53%
South Elgin Commons3	11,063,419	LIBOR + 1.90%	9/30/2010	2.13%
Subtotal Construction Notes	77,143,865

Unsecured Credit Facility2	77,800,000	LIBOR + 1.25%	2/20/2011	1.48%

Unsecured Term Loan2	55,000,000	LIBOR + 2.65%	7/15/2011	2.88%

Floating Rate Debt - Hedged:
Unsecured Credit Facility	(50,000,000)	LIBOR + 1.25%	2/20/2011	1.48%
Unsecured Credit Facility	(25,000,000)	LIBOR + 1.25%	2/18/2011	1.48%
Unsecured Term Loan	(55,000,000)	LIBOR + 2.65%	7/15/2011	2.88%
Bayport Commons	(19,700,000)	LIBOR + 2.75%	12/27/2011	2.98%
Eastgate Pavilion	(15,182,480)	LIBOR + 2.95%	4/30/2012	3.18%
Gateway Shopping Center	(20,000,000)	LIBOR + 1.90%	10/31/2011	2.13%
Glendale Town Center	(20,000,000)	LIBOR + 2.75%	12/19/2011	2.98%
Ridge Plaza	(15,000,000)	LIBOR + 3.25%	1/3/2017	3.48%
	(219,882,480)

Total Variable Rate Indebtedness	136,541,070
Total Indebtedness	$658,294,513

____________________
1	This loan has a LIBOR floor of 3.15%.

2	We entered into a cash flow hedge agreement on this debt instrument to fix the interest rate. See fixed rate within the fixed rate hedged details in the table above.

3	Subsequent to December 31, 2009, the maturity date on this loan was extended to the year 2013.

Funds From Operations

Funds From Operations (“FFO”), is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (NAREIT), which we refer to as the White Paper. The White Paper defines FFO as consolidated net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for third-party shares of appropriate items.

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for a non-cash impairment charge recorded in 2009.  We believe this supplemental information provides a meaningful measure of our operating performance.  FFO should not be considered as an alternative to consolidated net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definitions differently than we do.

Our calculation of FFO (and reconciliation to consolidated net (loss) income) is as follows:

Funds From Operations:	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Consolidated net (loss) income	$(1,178,003)	$7,823,650	$17,991,123
Add loss (deduct gain) on sale of operating property	—	2,689,888	(2,036,189)
Less non-cash gain from consolidation of subsidiary, net of noncontrolling interests	(980,926)	—	—
Less gain on sale of unconsolidated property	—	(1,233,338)	—
Less net income attributable to noncontrolling interests in properties	(879,463)	(61,707)	(614,836)
Add depreciation and amortization of consolidated entities, net of noncontrolling interests	31,601,550	35,438,229	31,475,146
Add depreciation and amortization of unconsolidated entities	157,623	406,623	403,799
Funds From Operations of the Kite Portfolio	28,720,781	45,063,345	47,219,043
Less redeemable noncontrolling interests in Funds From Operations	(3,848,585)	(9,688,619)	(10,529,847)
Funds From Operations allocable to the Company	$24,872,196	$35,374,726	$36,689,196

Funds From Operations of the Kite Portfolio	$28,720,781	$45,063,345	$47,219,043
Add back: Non-cash loss on impairment of real estate asset	5,384,747	—	—
Funds From Operations of the Kite Portfolio excluding non-cash loss on impairment of real estate asset	$34,105,528	$45,063,345	$47,219,043

____________________
1
“Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of the Operating Partnership’s real estate properties and construction and service subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the noncontrolling weighted average diluted interest in the Operating Partnership.

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•	national and local economic, business, real estate and other market conditions, particularly in light of the current recession;

•	financing risks, including the availability of and costs associated with sources of liquidity;

•	the Company’s ability to refinance, or extend the maturity dates of, its indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant bankruptcies;

•	the competitive environment in which the Company operates;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property the Company owns;

•	risks related to the geographical concentration of our properties in Indiana, Florida and Texas;

•	other factors affecting the real estate industry generally; and

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

Market Risk Related to Fixed and Variable Rate Debt

We had approximately $658.3 million of outstanding consolidated indebtedness as of December 31, 2009 (inclusive of net premiums on acquired debt of $1.0 million). As of December 31, 2009, we were party to eight consolidated interest rate hedge agreements for a total of $219.9 million, with interest rates ranging from 4.40% to 6.56% and maturities over various terms from 2011 through 2017. Including the effects of these hedge agreements, our fixed and variable rate debt would have been approximately $520.8 million (79%) and $136.5 million (21%), respectively, of our total consolidated indebtedness at December 31, 2009.  Including our $14.5 million share of unconsolidated variable debt and the effect of related hedge agreements, our fixed and variable rate debt is 78% and 22%, respectively, of the total of consolidated and our share of unconsolidated indebtedness at December 31, 2009.

Based on the amount of our fixed rate debt at December 31, 2009, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $12.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $13.0 million. A 100 basis point increase or decrease in interest rates on our consolidated variable rate debt as of December 31, 2009 would increase or decrease our annual cash flow by approximately $1.4 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited Kite Realty Group Trust and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kite Realty Group Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kite Realty Group Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kite Realty Group Trust and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and the related financial statement schedule listed in the index at Item 15(a) as of December 31, 2009 of Kite Realty Group Trust and subsidiaries and our report dated March 16, 2010 expressed an unqualified opinion thereon.

                                      Ernst & Young LLP

Indianapolis, Indiana

March 16, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics that applies to our principal executive officer and senior financial officers, which is available on our Internet website at: www.kiterealty.com. Any amendment to, or waiver from, a provision of this code of ethics will be posted on our Internet website.

The remaining information required by this Item is hereby incorporated by reference to the material appearing in our 2010 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end, under the captions “Proposal 1: Election of Trustees Nominees for Election for a One-Year Term Expiring at the 2011 Annual Meeting”, “Executive Officers”, “Information Regarding Governance and Board and Committee Meetings – Committee Charters and Corporate Governance”, “Information Regarding Corporate Governance and Board and Committee Meetings – Board Committees” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance”.

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

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE
John A. Kite
March 16, 2010	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ DANIEL R. SINK
Daniel R. Sink
March 16, 2010	Executive Vice President and Chief Financial Officer
(Date)	(Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KITE	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	March 16, 2010
(John A. Kite)

/s/ WILLIAM E. BINDLEY	Trustee	March 16, 2010
(William E. Bindley)

/s/ RICHARD A. COSIER	Trustee	March 16, 2010
(Richard A. Cosier)

/s/ EUGENE GOLUB	Trustee	March 16, 2010
(Eugene Golub)

/s/ GERALD L. MOSS	Trustee	March 16, 2010
(Gerald L. Moss)

/s/ MICHAEL L. SMITH	Trustee	March 16, 2010
(Michael L. Smith)

/s/ DARELL E. ZINK, JR.	Trustee	March 16, 2010
(Darell E. Zink, Jr.)

/s/ DANIEL R. SINK	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010
(Daniel R. Sink)

Kite Realty Group Trust

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audit also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kite Realty Group Trust and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Kite Realty Group Trust and subsidiaries have retrospectively applied certain reclassification adjustments upon adoption of a new accounting pronouncement for noncontrolling interests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kite Realty Group Trust and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

                                     Ernst & Young LLP

Indianapolis, Indiana

March 16, 2010

Kite Realty Group Trust
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets:
Investment properties, at cost:
Land	$226,506,781	$227,781,452
Land held for development	27,546,315	25,431,845
Buildings and improvements	736,027,845	690,161,336
Furniture, equipment and other	5,060,233	5,024,696
Construction in progress	176,689,227	191,106,309
	1,171,830,401	1,139,505,638
Less: accumulated depreciation	(127,031,144)	(104,051,695)
	1,044,799,257	1,035,453,943

Cash and cash equivalents	19,958,376	9,917,875
Tenant receivables, including accrued straight-line rent of $8,570,069 and $7,221,882, respectively, net of allowance for uncollectible accounts	18,537,031	17,776,282
Other receivables	9,326,475	10,357,679
Investments in unconsolidated entities, at equity	10,799,782	1,902,473
Escrow deposits	11,377,408	11,316,728
Deferred costs, net	21,509,070	21,167,288
Prepaid and other assets	4,378,045	4,159,638
Total Assets	$1,140,685,444	$1,112,051,906
Liabilities and Equity:
Mortgage and other indebtedness	$658,294,513	$677,661,466
Accounts payable and accrued expenses	32,799,351	53,144,015
Deferred revenue and other liabilities	19,835,438	24,594,794
Total Liabilities	710,929,302	755,400,275
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	47,307,115	67,276,904
Equity:
Kite Realty Group Trust Shareholders’ Equity
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 63,062,083 shares and 34,181,179 shares issued and outstanding at December 31, 2009 and 2008, respectively	630,621	341,812
Additional paid in capital	449,863,390	343,631,595
Accumulated other comprehensive loss	(5,802,406)	(7,739,154)
Accumulated deficit	(69,613,763)	(51,276,059)
Total Kite Realty Group Trust Shareholders’ Equity	375,077,842	284,958,194
Noncontrolling Interests	7,371,185	4,416,533
Total Equity	382,449,027	289,374,727
Total Liabilities and Equity	$1,140,685,444	$1,112,051,906

    The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
Revenue:
Minimum rent	$71,612,415	$71,313,482	$68,068,285
Tenant reimbursements	18,163,191	17,729,788	17,522,396
Other property related revenue	6,065,708	13,916,680	10,012,934
Construction and service fee revenue	19,450,789	39,103,151	37,259,934
Total revenue	115,292,103	142,063,101	132,863,549
Expenses:
Property operating	18,188,710	16,388,515	14,171,192
Real estate taxes	12,068,903	11,864,552	11,065,723
Cost of construction and services	17,192,267	33,788,008	32,077,014
General, administrative, and other	5,711,623	5,879,702	6,285,267
Depreciation and amortization	32,148,318	34,892,975	29,730,654
Total expenses	85,309,821	102,813,752	93,329,850
Operating income	29,982,282	39,249,349	39,533,699
Interest expense	(27,151,054)	(29,372,181)	(25,965,141)
Income tax benefit (expense) of taxable REIT subsidiary	22,293	(1,927,830)	(761,628)
Income from unconsolidated entities	226,041	842,425	290,710
Gain on sale of unconsolidated property	—	1,233,338	—
Non-cash gain from consolidation of subsidiary	1,634,876	—	—
Other income, net	224,927	157,955	778,434
Income from continuing operations	4.939,365	10,183,056	13,876,074
Discontinued operations:
Discontinued operations	(732,621)	330,482	2,078,860
Non-cash loss on impairment of discontinued operation	(5,384,747)	—	—
(Loss) gain on sale of operating properties	—	(2,689,888)	2,036,189
(Loss) income from discontinued operations	(6,117,368)	(2,359,406)	4,115,049
Consolidated net (loss) income	(1,178,003)	7,823,650	17,991,123
Net income attributable to noncontrolling interests	(603,763)	(1,730,524)	(4,468,440)
Net (loss) income attributable to Kite Realty Group Trust	$(1,781,766)	$6,093,126	$13,522,683
(Loss) income per common share – basic:
Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.07	$0.26	$0.36
(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	(0.10)	(0.06)	0.11
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.03)	$0.20	$0.47
(Loss) income per common share - diluted:
Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.07	$0.26	$0.35
(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	(0.10)	(0.06)	0.11
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.03)	$0.20	$0.46

Weighted average Common Shares outstanding – basic	52,146,454	30,328,408	28,908,274

Weighted average Common Shares outstanding – diluted	52,146,454	30,340,449	29,180,987

Dividends declared per Common Share	$0.3325	$0.8200	$0.8000

Net (loss) income attributable to Kite Realty Group Trust common shareholders:
Income from continuing operations	$3,515,875	$7,945,260	$10,325,290
Discontinued operations	(5,297,641)	(1,852,134)	3,197,393
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(1,781,766)	$6,093,126	$13,522,683

Consolidated net (loss) income	$(1,178,003)	$7,823,650	$17,991,123
Other comprehensive income (loss)	3,032,080	(6,443,839)	(3,420,022)
Comprehensive income	1,854,077	1,379,811	14,571,101
Comprehensive (income) loss attributable to noncontrolling interests	(1,699,095)	96,643	(4,468,440)
Comprehensive income attributable to Kite Realty Group Trust	$154,982	$1,476,454	$10,102,661

    The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balances, December 31, 2006	28,842,831	$288,428	$213,515,076	$297,540	$(21,831,543)	$192,269,501
Stock compensation activity	47,396	474	799,564	—	—	800,038
Controlled equity offering, net of costs	30,000	300	465,746	—	—	466,046
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(3,420,022)	—	(3,420,022)
Distributions declared	—	—	—	—	(23,133,296)	(23,133,296)
Net income attributable to Kite Realty Group Trust	—	—	—	—	13,522,683	13,522,683
Exchange of redeemable noncontrolling interest for common stock	61,367	614	960,393	—	—	961,007
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	25,343,940	—	—	25,343,940
Balances, December 31, 2007	28,981,594	$289,816	$241,084,719	$(3,122,482)	$(31,442,156)	$206,809,897
Stock compensation activity	98,619	986	1,134,747	—	—	1,135,733
Proceeds of common share offering, net of costs	4,810,000	48,100	48,257,025	—	—	48,305,125
Proceeds from employee share purchase plan	5,197	52	29,956	—	—	30,008
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(4,616,672)		(4,616,672)
Distributions declared	—	—	—	—	(25,927,029)	(25,927,029)
Net income attributable to Kite Realty Group Trust	—	—	—	—	6,093,126	6,093,126
Exchange of redeemable noncontrolling interest for common stock	285,769	2,858	632,140	—	—	634,998
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	52,493,008	—	—	52,493,008
Balances, December 31, 2008	34,181,179	$341,812	$343,631,595	$(7,739,154)	$(51,276,059)	$284,958,194
Stock compensation activity	40,984	410	865,597	—	—	866,007
Proceeds of common share offering, net of costs	28,750,000	287,500	87,199,059	—	—	87,486,559
Proceeds from employee share purchase plan	15,939	159	51,012	—	—	51,171
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	1,936,748	—	1,936,748
Distributions declared	—	—	—	—	(16,555,938)	(16,555,938)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(1,781,766)	(1,781,766)
Exchange of redeemable noncontrolling interest for common stock	73,981	740	1,124,247	—	—	1,124,987
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	16,991,880	—	—	16,991,880
Balances, December 31, 2009	63,062,083	$630,621	$449,863,390	$(5,802,406)	$(69,613,763)	$375,077,842

    The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
Cash flow from operating activities:
Consolidated net (loss) income	$(1,178,003)	$7,823,650	$17,991,123
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash loss on impairment of real estate asset	5,384,747	—	—
Non-cash gain from consolidation of subsidiary	(1,634,876)	—	—
Net loss (gain) on sale of operating property	—	2,689,888	(2,036,189)
Gain on sale of unconsolidated property	—	(1,233,338)	—
Income from unconsolidated entities	(226,041)	(842,425)	(290,710)
Straight-line rent	(1,591,209)	(1,040,456)	(1,943,137)
Depreciation and amortization	34,003,017	37,256,010	32,886,267
Provision for credit losses, net of recoveries	2,104,841	1,212,604	319,360
Compensation expense for equity awards	526,795	803,687	569,022
Amortization of debt fair value adjustment	(430,858)	(430,858)	(430,858)
Amortization of in-place lease liabilities	(3,120,359)	(2,769,256)	(4,736,840)
Distributions of income from unconsolidated entities	145,701	428,910	331,732
Changes in assets and liabilities:
Tenant receivables	(566,121)	(1,217,894)	(360,823)
Deferred costs and other assets	(2,309,437)	(6,095,991)	(1,772,879)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(10,116,910)	4,477,867	(2,403,868)
Net cash provided by operating activities	20,991,287	41,062,398	38,122,200
Cash flow from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(36,806,704)	(117,851,086)	(105,417,442)
Net proceeds from sales of operating properties	—	19,659,695	2,609,777
Change in construction payables	(5,036,410)	579,721	2,274,195
Cash receipts on notes receivable	—	729,167	3,739,320
Note receivable from joint venture partner	(1,375,298)	—	—
Contributions to unconsolidated entities	(12,044,052)	(818,472)	—
Cash from consolidation of subsidiary	247,969	—	—
Distributions of capital from unconsolidated entities	167,361	2,012,430	106,728
Net cash used in investing activities	(54,847,134)	(95,688,545)	(96,687,422)
Cash flow from financing activities:
Equity issuance proceeds, net of costs	87,537,730	48,335,133	465,746
Loan proceeds	93,536,599	249,453,785	238,899,989
Loan transaction costs	(981,163)	(1,882,360)	(1,278,917)
Loan payments	(112,472,694)	(218,194,446)	(154,507,969)
Purchase of noncontrolling interest	—	—	(55,803)
Distributions paid – common shareholders	(19,746,716)	(24,859,003)	(22,822,984)
Distributions paid – redeemable noncontrolling interests	(3,877,243)	(6,817,069)	(6,635,296)
Distributions to noncontrolling interests	(100,165)	(494,286)	(470,479)
Proceeds from exercise of stock options	—	—	20,609
Net cash provided by financing activities	43,896,348	45,541,754	53,614,896
Increase (decrease) in cash and cash equivalents	10,040,501	(9,084,393)	(4,950,326)
Cash and cash equivalents, beginning of year	9,917,875	19,002,268	23,952,594
Cash and cash equivalents, end of year	$19,958,376	$9,917,875	$19,002,268

    The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
December 31, 2009

Note 1. Organization

Kite Realty Group Trust (the “Company” or “REIT”) was organized in Maryland in 2004 to succeed to the development, acquisition, construction and real estate businesses of Kite Property Group (the “Predecessor”).  The Predecessor was owned by Al Kite, John Kite and Paul Kite (the “Principals”) and certain executives and other family members and consisted of the properties, entities and interests contributed to the Company or its subsidiaries by its founders.  The Company began operations in 2004 when it completed its initial public offering of common shares and concurrently consummated certain other formation transactions.

The Company, through Kite Realty Group, L.P. (“the Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties.  The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiaries.

At December 31, 2009, the Company owned interests in 55 operating properties (consisting of 51 retail properties, three commercial operating properties and an associated parking garage) and seven properties under development or redevelopment.  The Company also owned parcels in a “shadow” development pipeline which includes land parcels that are undergoing pre-development activities and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financings.  As of December 31, 2009, this shadow pipeline consisted of six projects that are expected to contain approximately 2.8 million square feet of total gross leasable area (including non-owned anchor space) upon completion.  Finally, as of December 31, 2009, the Company also owned interests in other land parcels comprising approximately 95 acres that we expect to be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

At December 31, 2008, the Company owned interests in 56 operating properties (consisting of 52 retail properties, three commercial operating properties and an associated parking garage), eight properties under development or redevelopment and 105 acres of land held for development.

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

Consolidation and Investments in Joint Ventures

The accompanying financial statements of the Company are presented on a consolidated basis and include all accounts of the Company, the Operating Partnership, the taxable REIT subsidiary of the Operating Partnership, subsidiaries of the Company or the Operating Partnership that are controlled and any variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  In general, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  The Company consolidates properties that are wholly owned as well as properties it controls but in which it owns less than a 100% interest.  Control of a property is demonstrated by:

•	the Company’s ability to manage day-to-day operations of the property;

•	the Company’s ability to refinance debt and sell the property without the consent of any other partner or owner;

•	the inability of any other partner or owner to replace the Company as manager of the property; or

•	being the primary beneficiary of a VIE, as defined in Topic 810 – “Consolidation” in the ASC.

The Company considers all relationships between itself and the VIE, including management agreements and other contractual arrangements, in determining the party obligated to absorb the majority of expected losses.  The Company also continuously reassesses primary beneficiary status.  Other than with regard to The Centre, as described below, there were no changes during the years ended December 31, 2009, 2008 or 2007 to the Company’s conclusions regarding whether an entity qualifies as a VIE or whether the Company is the primary beneficiary of any previously identified VIE.

The Centre

The third-party loan secured by The Centre, a previously unconsolidated operating property in which we own a 60% interest, matured on August 1, 2009.  In July 2009, in order to pay off this loan, the Company made a capital contribution of $2.1 million and simultaneously extended a loan of $1.4 million to the partnership bearing interest at 12% for 30 days and 15% thereafter, which is due within 30 days upon demand, but in no event before January 31, 2010.  The Company’s extension of a loan to the partnership caused the Company to reevaluate whether The Centre qualifies as a VIE and whether the Company is its primary beneficiary.  The analysis concluded that The Centre now qualifies as a VIE and the Company is its primary beneficiary.  As a result, the financial statements of The Centre were consolidated as of September 30, 2009, the assets and liabilities were recorded at fair value, and a non-cash gain of $1.6 million was recorded, of which the Company’s share was approximately $1.0 million.  A market participant income approach was utilized to estimate the fair value of the investment property, related intangibles, and noncontrolling interest.  The income approach required the Company to make assumptions about market leasing rates, discount rates, noncontrolling interest and disposal values using Level 2 and Level 3 inputs.  The consolidation of the Centre is reflected as a non-cash item in the 2009 statement of cash flows.

As of December 31, 2009, the Company had investments in seven joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of approximately $99.5 million which is secured by assets of the VIEs totaling approximately $183.0 million.  The Operating Partnership guarantees the debt of these VIEs.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

Purchase Accounting

In accordance with Topic 805—“Business Combinations” in the ASC, the Company measures identifiable assets acquired, liabilities assumed, and any non-controlling interests in an acquiree at fair value on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  In making estimates of fair values for the purpose of allocating purchase price, a number of sources are utilized, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities.

A portion of the purchase price is allocated to tangible assets and intangibles, including:

•	the fair value of the building on an as-if-vacant basis and to land determined either by real estate tax assessments, independent appraisals or other relevant data;

•
above-market and below-market in-place lease values for acquired properties are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases.  The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the remaining non-cancelable terms of the respective leases.  Should a tenant vacate, terminate its lease, or otherwise notify the Company of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income; and

•
the value of leases acquired.  The Company utilizes independent sources for its estimates to determine the respective in-place lease values.  The Company’s estimates of value are made using methods similar to those used by independent appraisers.  Factors the Company considers in their analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

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

Due to the January 1, 2009 adoption of new accounting guidance regarding business combinations, the costs of an acquisition are expensed in the period incurred.

Investment Properties

Capitalization and Depreciation

Investment properties are recorded at cost and include costs of acquisitions, development, pre-development, construction, certain allocated overhead, tenant allowances and improvements, and interest and real estate taxes incurred during construction.  Significant renovations and improvements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset.  If a tenant vacates a space prior to the lease expiration, terminates its lease, or otherwise notifies the Company of its intent to do so, any related unamortized tenant allowances are immediately expensed.  Maintenance and repairs that do not extend the useful lives of the respective assets are reflected in property operating expense.

The Company incurs costs prior to land acquisition and for certain land held for development including acquisition contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center or other project.  These pre-development costs are included in construction in progress in the accompanying consolidated balance sheets.  If the Company determines that the development of a property is no longer probable, any pre-development costs previously incurred are immediately expensed.  Once construction commences on the land, it is transferred to construction in progress.

The Company also capitalizes costs such as construction, interest, real estate taxes, and salaries and related costs of personnel directly involved with the development of our properties.  As portions of the development property become operational, the Company expenses appropriate costs on a pro rata basis.

Depreciation on buildings and improvements is provided utilizing the straight-line method over estimated original useful lives ranging from 10 to 35 years.  Depreciation on tenant allowances and improvements is provided utilizing the straight-line method over the term of the related lease.  Depreciation on equipment and fixtures is provided utilizing the straight-line method over 5 to 10 years.

Impairment

Management reviews investment properties, land parcels and intangible assets within the real estate operation and development segment for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable.  The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment.  Impairment losses for investment properties are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets.  Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset.

In the third quarter of 2009, as part of its regular quarterly review, the Company determined that it was appropriate to write off the net book value on the Galleria Plaza operating property in Dallas, Texas and recognize a non-cash impairment charge of $5.4 million.  The Company’s estimated future cash flows were anticipated to be insufficient to recover the carrying value of the building and improvements due to significant ground lease obligations and expected future required capital expenditures.  A market participant income approach was utilized to estimate the fair value of the investment property improvements and related intangibles.  The income approach required us to make assumptions about market leasing rates, discount rates, and disposal values using Level 2 and Level 3 inputs.  The Company determined that there was no value to the improvements and related intangibles.  The Company leased the ground on which the property is situated and in December 2009, the Company conveyed the title to Galleria Plaza to the ground lessor.  Since the Company conveyed title to the property during the fourth quarter, the non-cash impairment loss and the operating results related to this property were reclassified to discontinued operations for each of the fiscal years presented herein. There was no mortgage on the property.  Management does not believe any other investment properties are impaired as of December 31, 2009.

In connection with the Company’s standard practice of regular evaluation of development-related assets for potential abandonment, approximately $0.1 million and $0.5 million was written off in 2008 and 2007, respectively ($0.1 million and $0.3 million after tax).  There were no amounts written off in 2009.

Held for Sale and Discontinued Operations

Operating properties held for sale include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year.  Operating properties are carried at the lower of cost or fair value less costs to sell.  Depreciation and amortization are suspended during the period during which the asset is held-for-sale.  There were no assets classified as held for sale as of December 31, 2009 or 2008.

The Company’s properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company.  The operations reported in discontinued operations include those operating properties that were sold, disposed of or considered held-for-sale and for which operations and cash flows can be clearly distinguished.  The operations from these properties are eliminated from ongoing operations and the Company will not have a continuing involvement after disposition.  Prior periods have been reclassified to reflect the operations of these properties as discontinued operations to the extent they are material to the results of operations.

Escrow Deposits

Escrow deposits typically consist of cash held for real estate taxes, property maintenance, insurance and other requirements at specific properties as required by lending institutions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.  As of December 31, 2009, the majority of the Company’s cash and cash equivalents were held in deposit accounts that are 100% insured by the federal government’s Temporary Liquidity Guarantee Program.  From time to time, such investments may temporarily be held in accounts that are not insured under this program and which are in excess of FDIC and SIPC insurance limits; however the Company attempts to limit its exposure at any one time.

The Company maintains certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Cash paid for interest, net of capitalized interest, and cash paid for taxes for the years ended December 31, 2009, 2008, and 2007 was as follows:

	For the year ended December 31,
	2009	2008	2007
Cash Paid for Interest, net	$25,830,213	$28,439,879	$25,870,012
Capitalized Interest	$8,892,218	$10,061,770	$12,824,398
Cash Paid for Taxes	$110,225	$2,601,000	$974,459

Accrued but unpaid distributions were $4.3 million and $8.7 million as of December 31, 2009 and 2008, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Fair Value Measurements

Cash and cash equivalents, accounts receivable, escrows and deposits, and other working capital balances approximate fair value.

As discussed below under “Derivative Financial Instruments,” the Company accounts for its derivative financial instruments at fair value calculated in accordance with Topic 820—“Fair Value Measurements and Disclosures” in the ASC.  Fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  The fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs for identical instruments that are classified within Level 1 and observable inputs for similar instruments that are classified within Level 2) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3).  As further discussed in Note 11, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Financial Instruments

All derivative instruments are recorded on the consolidated balance sheets at fair value.  Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The Company uses derivative instruments such as interest rate swaps or rate locks to mitigate interest rate risk on related financial instruments.

Changes in the fair values of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.  Upon settlement of the hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction.  All of the Company’s derivative instruments qualify for hedge accounting.

Revenue Recognition

As lessor, the Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases.

Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on tenants’ sales volume (contingent percentage rent).  Percentage rents are recognized when tenants achieve the specified targets as defined in their lease agreements.  Percentage rents are included in other property related revenue in the accompanying consolidated statements of operations.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable expense is incurred.

Gains and losses on sales of real estate are not recognized unless a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the Company has transferred to the buyer the usual risks and rewards of ownership, and the Company does not have a substantial continuing financial involvement in the property.  As part of the Company’s ongoing business strategy, it will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Net gains realized on such sales were $2.9 million, $10.0 million, and $6.9 million for the years ended December 31, 2009, 2008, and 2007, respectively, and are classified as other property related revenue in the accompanying consolidated statements of operations.

Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract.  Project costs include all direct labor, subcontract, and material costs and those indirect costs related to contract performance incurred to date.  Project costs do not include uninstalled materials.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

From time to time, the Company will construct and sell build-to-suit merchant assets to third parties.  Proceeds from the sale of build-to-suit merchant assets are included in construction and service fee revenue, and the related costs of the sale of these assets are included in cost of construction and services in the accompanying consolidated financial statements.   There were no proceeds from the sale of build-to-suit assets or associated construction costs for the year ended December 31, 2009.  Proceeds from such sales were $10.6 million and $6.1 million for the years ended December 31, 2008 and 2007, respectively, and the associated construction costs were $9.4 million and $4.1 million, respectively.

Development and other advisory services fees are recognized as revenues in the period in which the services are rendered.  Performance-based incentive fees are recorded when the fees are earned.

Tenant Receivables and Allowance for Doubtful Accounts

Tenant receivables consist primarily of billed minimum rent, accrued and billed tenant reimbursements, and accrued straight-line rent.  The Company generally does not require specific collateral other than corporate or personal guarantees from its tenants.

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of certain tenants or others to meet contractual obligations under their lease or other agreements.  Accounts are written off when, in the opinion of management, the balance is uncollectible.

	2009	2008	2007
Balance, beginning of year	$808,024	$745,479	$561,282
Provision for credit losses, net of recoveries	2,104,841	1,212,604	319,360
Accounts written off	(999,281)	(1,150,059)	(135,163)
Balance, end of year	$1,913,584	$808,024	$745,479

Other Receivables

Other receivables consist primarily of receivables due in the ordinary course of the Company’s construction and advisory services business.

Concentration of Credit Risk

The Company may be subject to concentrations of credit risk with regards to its cash and cash equivalents.  The Company places its cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such investments may temporarily be in excess of FDIC and SIPC insurance limits.  In addition, the Company’s accounts receivable from tenants potentially subjects it to a concentration of credit risk related to its accounts receivable.  At December 31, 2009, approximately 46%, 16% and 14% of property accounts receivable were due from tenants leasing space in the states of Indiana, Florida, and Texas, respectively.

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged, at our option, for either cash or common shares under certain circumstances, and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net loss for the year ended December 31, 2009, the potentially dilutive securities were not dilutive for this period.  For the years ended December 31, 2008 and 2007, all of the Company’s outstanding deferred share units had a potentially dilutive effect.  In addition, for the year ended December 31, 2007, outstanding share options also had a potentially dilutive effect.  The dilutive effect of these securities was as follows:

	Year Ended December 31
	2009	2008	2007
Dilutive effect of outstanding share options to outstanding common shares	—	—	267,183
Dilutive effect of deferred share units to outstanding common shares	—	12,041	5,530
Total dilutive effect	—	12,041	272,713

For each of the years ended December 31, 2009 and 2008, 1.4 million of the Company’s outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive.  An immaterial number of shares were excluded for the year ended December 31, 2007.

The effect of conversion of units of the Operating Partnership is not reflected in diluted common shares, as they are exchangeable for common shares on a one-for-one basis. The income allocable to such units is allocated on the same basis and reflected as redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated statements of operations. Therefore, the assumed conversion of these units would have no effect on the determination of income per common share.

Income Taxes and REIT Compliance

The Company, which is considered a corporation for federal income tax purposes, qualifies as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders and meets certain other requirements on a recurring basis.  REITs are subject to a number of organizational and operational requirements.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates.  The Company may also be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed income even if it does qualify as a REIT.  For example, the Company will be subject to income tax to the extent it distributes less than 90% of its REIT taxable income (including capital gains).

The Company has elected taxable REIT subsidiary (“TRS”) status for some of its subsidiaries under Section 856(1) of the Code.  This enables the Company to receive income and provide services that would otherwise be impermissible for REITs.  Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

For the year ended December 31, 2009, there was an insignificant income tax benefit.  Income tax provisions for the years ended December 31, 2008 and 2007 were approximately $1.9 million and $0.8 million, respectively.  Income tax provision for the year ended December 31, 2008 included approximately $1.2 million incurred in connection with the Company’s taxable REIT subsidiary’s sale of land in the first quarter of 2008 as well as $0.5 million incurred in connection with the taxable REIT subsidiary’s sale of Spring Mill Medical, Phase II, a consolidated joint venture property that owned a build-to-suit commercial asset.

Franchise and other taxes were not significant in any of the periods presented.

Noncontrolling Interests

Effective January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 160 “Non-controlling Interests in Consolidated Financial Statements,” which was primarily codified into Topic 810—“Consolidation” in the ASC.  The provision requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements.  As a result of the retrospective application of this provision, the Company reclassified noncontrolling interest from the liability section to the equity section in its accompanying consolidated balance sheets and as an allocation of net income rather than an expense in the accompanying consolidated statements of operations.  As a result of the reclassification, total equity at December 31, 2006 increased $4.3 million.

The noncontrolling interests in the properties for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
Noncontrolling interests balance January 1	$4,416,533	$4,731,211	$4,295,723
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	879,463	61,707	587,413
Distributions to noncontrolling interests	(100,165)	(398,899)	(151,925)
Recognition of noncontrolling interests upon consolidation of subsidiary and other	2,175,354	22,514	—
Noncontrolling interests balance at December 31	$7,371,185	$4,416,533	$4,731,211

In addition, as part of the adoption of this provision, the Company applied the measurement provisions of EITF Topic D-98 “Classification and Measurement of Redeemable Securities,” which was primarily codified into Topic 480 – “Distinguishing Liabilities from Equity” in the ASC.  In applying the measurement provisions, the Company did not change the classification of redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets because the Company may be required to pay cash to unitholders upon redemption of their interests in the limited partnership under certain circumstances.  However, as noted above, noncontrolling interests, including redeemable interests, are now classified as an allocation of net income rather than an expense in the accompanying consolidated statements of operations.

The redeemable noncontrolling interests in the Operating Partnership for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
Redeemable noncontrolling interests balance January 1	$67,276,904	$127,325,047	$156,456,691
Net (loss) income allocable to redeemable noncontrolling interests	(275,700)	1,668,817	3,881,027
Accrued distributions to redeemable noncontrolling interests	(2,672,554)	(6,761,787)	(6,707,724)
Other comprehensive loss allocable to redeemable noncontrolling interests 1	1,095,332	(1,827,167)	—
Exchange of redeemable noncontrolling interest for common stock	(1,124,987)	(634,998)	(961,007)
Adjustment to redeemable noncontrolling interests - Operating Partnership2	(16,991,880)	(52,493,008)	(25,343,940)
Redeemable noncontrolling interests balance at December 31	$47,307,115	$67,276,904	$127,325,047

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 11).

2	Includes adjustments to reflect amounts at the greater of historical book value or redemption value.

The following sets forth accumulated other comprehensive loss allocable to noncontrolling interests for the years ended December 31, 2009, 2008, and 2007:
	2009	2008	2007
Accumulated comprehensive loss balance at January 1	$(1,827,167)	$—	$—
Other comprehensive income (loss) allocable to noncontrolling interests 1	1,095,332	(1,827,167)	—
Accumulated comprehensive loss balance at December 31	$(731,835)	$(1,827,167)	$—

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 11).

The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid in capital.  The application of this provision increased the carrying value of the redeemable noncontrolling interests by $52.8 million and $77.6 million as of December 31, 2007 and 2006, respectively, with corresponding decreases to additional paid in capital in the accompanying consolidated balance sheets.  As of December 31, 2009 and 2008, the historic book value of the redeemable noncontrolling interests exceeded the redemption value, so no adjustment was necessary.

Although the presentation of certain of the Company’s noncontrolling interests in subsidiaries did change as a result of the adoption of the provision, it did not have a material impact on the Company’s financial condition or results of operations.

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the redeemable noncontrolling weighted average interests in the Operating Partnership for the years ended December 31, 2009, 2008, and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007
Company’s weighted average diluted interest in Operating Partnership	86.6%	78.5%	77.7%
Redeemable noncontrolling weighted average diluted interests in Operating Partnership	13.4%	21.5%	22.3%

The Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership at December 31, 2009 and 2008 were as follows:

	Balance at December 31,
	2009	2008
Company’s interest in Operating Partnership	88.8%	80.9%
Redeemable noncontrolling interests in Operating Partnership	11.2%	19.1%

Note 3. Share-Based Compensation

Overview

The Company's 2004 Equity Incentive Plan (the "Plan") authorized options and other share-based compensation awards to be granted to employees and trustees for up to 2,000,000 common shares of the Company.  The Plan was amended in May 2009 to authorize an additional 1,000,000 shares of the Company’s common stock for future issuance.

The Company accounts for its share-based compensation in accordance with the fair value recognition provisions provided under Topic 718—“Stock Compensation” in the ASC.

The total share-based compensation expense, net of amounts capitalized, included in general and administrative expenses for the years ended December 31, 2009, 2008, and 2007 was $0.5 million, $0.8 million, and $0.6 million, respectively.  Total share-based compensation cost capitalized for the years ended December 31, 2009, 2008, and 2007 was $0.3 million, $0.3 million, and $0.3 million, respectively, related to development and leasing personnel.

As of December 31, 2009, there were 978,932 shares available for grant under the 2004 Equity Incentive Plan.

Share Options

Pursuant to the Plan, the Company periodically grants options to purchase common shares at an exercise price equal to the grant date per-share fair value of the Company's common shares.  Granted options typically vest over a five year period and expire ten years from the grant date.  The Company issues new common shares upon the exercise of options.

For the Company's share option plan, the grant date fair value of each grant was estimated using the Black-Scholes option pricing model.  The Black-Scholes model utilizes assumptions related to the dividend yield, expected life and volatility of the Company’s common shares, and the risk-free interest rate.  The dividend yield is based on the Company's historical dividend rate.  The expected life of the grants is derived from expected employee duration, which is based on Company history, industry information, and other factors.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.  Expected volatilities utilized in the model are based on the historical volatility of the Company's share price and other factors.

The following summarizes the weighted average assumptions used for grants in fiscal periods 2009, 2008, and 2007:

	2009	2008	2007
Expected dividend yield	10.00%	5.00%	4.00%
Expected term of option	6 years	8 years	8 years
Risk-free interest rate	1.96%	3.40%	5.08%
Expected share price volatility	55.51%	21.74%	15.56%

A summary of option activity under the Plan as of December 31, 2009, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2009	1,373,431	$13.05
Granted	526,730	3.06
Forfeited	(223,901)	11.96
Outstanding at December 31, 2009	1,676,260	$10.06
Exercisable at December 31, 2009	863,684	$13.08

The fair value on the respective grant dates of the 526,730, 523,173, and 43,750 options granted during the periods ended December 31, 2009, 2008, and 2007 was $0.55, $1.43, and $2.74 per option, respectively.

The aggregate intrinsic value of the 4,958 options exercised during the year ended December 31, 2007 was $17,460.  No options were exercised during the years ended December 31, 2009 and 2008.

The weighted average remaining contractual term of the outstanding and exercisable options at December 31, 2009 were as follows:

	Options	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2009	1,676,260	6.94
Exercisable at December 31, 2009	863,684	5.23

These options had no aggregate intrinsic value as of December 31, 2009 as the exercise price was greater than the Company’s closing share price on December 31, 2009.

As of December 31, 2009, there was $0.8 million of total unrecognized compensation cost related to outstanding unvested share option awards.  This cost is expected to be recognized over a weighted-average period of 2.1 years.  We expect to incur approximately $0.2 million of this expense in each of fiscal years 2010, 2011, 2012, and 2013.

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

The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2009 and changes during the year then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding at January 1, 2009	104,340	$14.22
Shares granted	31,692	2.84
Shares forfeited	(1,676)	14.44
Shares vested	(42,788)	14.77
Restricted shares outstanding at December 31, 2009	91,568	$10.02

During the years ended December 31, 2008 and 2007, the Company granted 99,126 and 41,618 restricted shares to employees and non-employee members of the Board of Trustees with weighted average grant date fair values of $12.74 and $20.21, respectively.  The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $0.2 million, $0.5 million, and $0.3 million.

As of December 31, 2009, there was $0.5 million of total unrecognized compensation cost related to restricted shares granted under the Plan, which is expected to be recognized over a weighted-average period of 1.0 years.  We expect to incur approximately $0.3 million of this expense in fiscal year 2010, approximately $0.1 million in fiscal year 2011, and the remainder in fiscal year 2012.

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

During the years ended December 31, 2009, 2008, and 2007, three trustees elected to receive at least a portion of their compensation in deferred share units and an aggregate of 42,739, 11,270, and 4,611, deferred share units, respectively, including dividends that were reinvested for additional share units, were credited to those non-employee trustees based on a weighted-average grant date fair value of $3.42, $9.28, and $17.21, respectively.  During each of the years ended December 31, 2009, 2008, and 2007, the Company incurred $0.1 million of compensation expense related to deferred share units credited to non-employee trustees.

Other Equity Grants

During the years ended 2009, 2008, and 2007, the Company issued 10,968, 3,006, and 2,091 unrestricted common shares, respectively, with weighted average grant date fair values of $3.42, $12.47, and $17.91 per share, respectively, to non-employee members of our Board of Trustees in lieu of 50% of their annual retainer compensation.

 Note 4. Deferred Costs

Deferred costs consist primarily of financing fees incurred to obtain long-term financing, acquired lease intangible assets, and broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements.  Deferred leasing costs, lease intangibles and other are amortized on a straight-line basis over the terms of the related leases.  At December 31, 2009 and 2008, deferred costs consisted of the following:

	2009	2008
Deferred financing costs	$7,705,679	$9,993,480
Acquired lease intangible assets	5,830,089	6,393,240
Deferred leasing costs and other	21,448,325	18,548,324
	34,984,093	34,935,044
Less—accumulated amortization	(13,475,023)	(13,767,756)
Total	$21,509,070	$21,167,288

The estimated aggregate amortization amounts from net unamortized acquired lease intangible assets for each of the next five years and thereafter are as follows:

2010	$603,812
2011	480,981
2012	381,605
2013	329,756
2014	280,210
Thereafter	783,844
Total	$2,860,208

The accompanying consolidated statements of operations include amortization expense as follows:

	For the year ended December 31,
	2009	2008	2007
Amortization of deferred financing costs	$1,602,161	$1,272,333	$1,035,497
Amortization of deferred leasing costs, lease intangibles and other	$4,108,855	$4,293,540	$3,044,341

Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense, while the amortization of deferred financing costs is included in interest expense.

Note 5. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of unamortized fair value of in-place lease liabilities recorded in connection with purchase accounting, construction billings in excess of costs, construction retainages payable, and tenant rents received in advance.  The amortization of in-place lease liabilities is recognized as revenue over the remaining life of the leases through 2027.  Construction contracts are recognized as revenue using the percentage of completion method.  Tenant rents received in advance are recognized as revenue in the period to which they apply, usually the month following their receipt.

    At December 31, 2009 and 2008, deferred revenue and other liabilities consisted of the following:

	2009	2008
Unamortized in-place lease liabilities	$12,690,211	$15,667,652
Construction billings in excess of cost	2,561,073	1,906,783
Construction retainages payable	2,018,288	4,636,725
Tenant rents received in advance	2,565,866	2,383,634
Total	$19,835,438	$24,594,794

The estimated aggregate amortization of acquired lease intangibles (unamortized fair value of in-place lease liabilities) for each of the next five years and thereafter is as follows:

2010	$2,791,582
2011	2,275,052
2012	1,743,637
2013	1,640,625
2014	1,282,223
Thereafter	2,957,092
Total	$12,690,211

Note 6. Investments in Unconsolidated Joint Ventures

The Company owns a 60% equity interest in an entity that owns and operates The Centre rental property. During the first nine months of 2009, this entity was unconsolidated.  The third-party loan secured by The Centre matured on August 1, 2009.  In July 2009, in order to pay off this loan, the Company made a capital contribution of $2.1 million and simultaneously extended a loan of $1.4 million to the partnership bearing interest at 12% for 30 days and 15% thereafter, which is due within 30 days upon demand, but in no event before January 31, 2010.  The Company’s extension of a loan to the partnership caused the Company to reevaluate whether The Centre qualifies as a VIE and whether the Company is its primary beneficiary.  The analysis concluded that The Centre now qualifies as a VIE and the Company is its primary beneficiary.  As a result, the financial statements of The Centre were consolidated as of September 30, 2009, the assets and liabilities were recorded at fair value, and a non-cash gain of $1.6 million was recorded, of which the Company’s share was approximately $1.0 million.  In the summarized financial information below, the 2009 income reflects the first nine months of activity from The Centre.

During the fourth quarter of 2009, construction commenced on a limited service hotel at the Eddy Street Commons development.  The hotel is owned by an unconsolidated joint venture in which the Company holds a 50% interest, which represents a sufficient interest in the entity in order to exercise significant influence, but not control, over operating and financial policies. Accordingly, this investment is accounted for using the equity method.

In addition, as of December 31, 2009, the Company owned a non-controlling interest in one pre-development land parcel (Parkside Town Commons), which was also accounted for under the equity method as the Company’s ownership represents a sufficient interest in the entity in order to exercise significant influence, but not control, over operating and financial policies.  Parkside Town Commons is owned through an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”).  The Venture was established to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States.  In 2006, the Company contributed 100 acres of development land located in Cary, North Carolina, to the Venture at its cost of $38.5 million, including the Venture’s assumption of $35.6 million of variable rate debt.  In 2007, the Venture purchased approximately 17 acres of additional land in Cary, North Carolina for a purchase price of approximately $3.4 million, including assignment costs, which was funded through draws from the Venture's variable rate construction loan.  The Venture is in the process of developing this land, along with the adjacent 100 acres purchased in 2006, into an approximately 1.5 million total square foot mixed-use shopping center.  As of December 31, 2009, the Company owned a 40% interest in the Venture which, under the terms of the Venture, will be reduced to 20% upon project specific construction financing.

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

Combined summary financial information of entities accounted for using the equity method of accounting and a summary of the Company’s investment in and share of income from these entities follows:

	2009	2008
Assets:
Investment properties at cost:
Land	$—	$1,310,561
Building and improvements	—	3,379,153
Construction in progress	62,204,124	57,373,714
	62,204,124	62,063,428
Less: Accumulated depreciation	—	(1,952,012)
Investment properties, at cost, net	62,204,124	60,111,416
Cash and cash equivalents	540,264	852,270
Tenant receivables, net	—	792,359
Escrow deposits	600,000	29,447
Deferred costs and other assets	243,236	107,021
Total assets	$63,587,624	$61,892,513
Liabilities and Owners’ Equity:
Mortgage and other indebtedness	$35,836,186	$58,554,548
Accounts payable and accrued expenses	980,677	1,639,977
Total liabilities	38,816,863	60,194,525
Owners’ equity	26,770,761	1,697,988
Total liabilities and Owners’ equity	$63,587,624	$61,892,513
Company share of total assets	$25,729,647	$25,472,938
Company share of Owners’ equity	$10,799,782	$315,703
Add: Excess investment	—	1,586,770
Company investment in joint ventures	$10,799,782	$1,902,473
Company share of mortgage and other indebtedness	$14,530,793	$24,132,729

	Year ended December 31,
	2009	2008	2007
Revenue:
Minimum rent	$691,739	$965,498	$975,996
Tenant reimbursements	256,426	297,653	348,927
Other property related revenue	20,916	—	20,359
Total revenue	969,081	1,263,151	1,345,282
Expenses:
Property operating	195,656	237,892	255,678
Real estate taxes	142,198	143,438	194,088
Depreciation and amortization	102,626	130,162	140,932
Total expenses	440,480	511,492	590,698
Operating income	528,601	751,659	754,584
Interest expense	(179,177)	(261,044)	(276,065)
Other income	32,090
Income from continuing operations	381,514	490,615	478,519
Discontinued operations:
Operating income from discontinued operations	147,402	1,352,237	263,322
Gain on sale of operating property	—	3,544,524	—
Income from discontinued operations	147,402	4,896,761	263,322
Net income	528,916	5,387,376	741,841
Third-party investors’ share of net income	(226,306)	(2,644,627)	(323,069)
Company share of net income	302,610	2,742,749	418,772
Amortization of excess investment	(96,047)	(128,042)	(128,062)
Interest on intercompany indebtedness	19,478	—	—
Excess investment in sale of discontinued operations	—	(538,944)	—
Income from unconsolidated entities and gain on sale of unconsolidated property	$226,041	$2,075,763	$290,710

 “Excess investment” represented the unamortized difference of the Company’s investment over its share of the equity in the underlying net assets of the joint ventures acquired.  The Company amortized excess investment over the life of the related property of no more than 35 years and the amortization is included in equity in earnings from unconsolidated entities.  The excess investment related to The Centre and was eliminated upon the September 30, 2009 consolidation of this property.  The Company periodically reviews its ability to recover the carrying values of its investments in joint venture properties.  If the Company were to determine that any portion of its investment is not recoverable, the Company would record an adjustment to write off the unrecoverable amounts.

As of December 31, 2009, the Company’s share of unconsolidated joint venture indebtedness was $14.5 million, $13.5 million of which was related to the Parkside Town Commons development.  The remaining $1.0 million represents the Company’s share of the $2.0 million drawn on the Eddy Street Commons limited service hotel construction loan.  The loan, obtained in the third quarter of 2009, has a total commitment of $10.9 million, bears interest at the greater of LIBOR + 315 basis points or 4.00% and matures in August 2014.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of December 31, 2009, the Operating Partnership had guaranteed unconsolidated joint venture debt of $13.5 million in the event the joint venture partnership defaults under the terms of the underlying arrangement, all of which was related to the Parkside Town Commons development.  Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

Note 7. Significant Acquisition Activity

2009 Acquisitions

    The Company made no significant acquisitions in 2009.

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

•
In February 2008, the Company purchased the Shops at Rivers Edge, an 110,875 square foot shopping center located in Indianapolis, Indiana, for $18.3 million, with the intent to redevelop.  The Company utilized approximately $2.7 million of proceeds from the November 2007 sale of its 176th & Meridian property.  The remaining purchase price of $15.6 million was funded initially through a draw on the Company’s unsecured credit facility and subsequently refinanced with a variable rate loan.  The Company is in the process of redeveloping this property (See Note 8).

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

•
In August 2007, the Company purchased approximately 14 acres of land in South Elgin, Illinois for approximately $5.9 million with borrowings from its unsecured revolving credit facility.  The first phase of this development was completed in 2009 and consists of a 45,000 square foot single tenant building. The second phase of this development is in the Company’s shadow pipeline and once Phase II is completed, the property is expected to consist of approximately 263,000 square feet, including non-owned anchor space.

The Company has entered into master lease agreements with the seller in connection with certain property acquisitions. These payments are due to the Company when tenant occupancy is below the level specified in the purchase agreement. The payments are accounted for as a reduction of the purchase price of the acquired property and totaled approximately $0.1 million, $0.1 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.  All master lease agreements had expired as of December 31, 2009; therefore, no further amounts will be collectible by the Company.

Note 8. Development and Redevelopment Activities

2009 Development Activities

South Elgin Commons, Phase I

In the second quarter of 2009, the Company completed the development of South Elgin Commons, Phase I, a 45,000 square foot LA Fitness facility located in a suburb of Chicago, Illinois, and transitioned it into the operating portfolio.  This project had been added to the development pipeline in 2008.

 Cobblestone Plaza

The Company has partially completed the construction of Cobblestone Plaza, a 138,000 square foot neighborhood shopping center located in Ft. Lauderdale, Florida.  This project is owned through a consolidated joint venture in which we hold a 50% interest and was added to the development pipeline in 2006.  As of December 31, 2009, this property was 73.9% leased or committed.  The Company currently anticipates the total cost of this project (including the joint venture partner’s share) will be approximately $52.0 million, of which $45.3 million had been incurred as of December 31, 2009.

Eddy Street Commons, Phase I

The Company has substantially completed the construction of the retail and office components of Eddy Street Commons, Phase I, a 465,000 square foot center located in South Bend, Indiana that includes a 300,000 square foot non-owned multi-family component.   This project was added to the development pipeline in 2008.  As of December 31, 2009, Eddy Street Commons, Phase I was 72.4% leased or committed.  The Company currently anticipates its total investment in this project will be approximately $35.0 million, of which $27.5 million had been incurred as of December 31, 2009.

2009 Redevelopment Activities

Shops at Rivers Edge

The Company is in the process of redeveloping its Shops at Rivers Edge property in Indianapolis, Indiana. The current anchor tenant’s lease at this property will expire on March 31, 2010.  The tenant may continue to occupy the space for a period of time while the Company markets the space to several potential anchor tenants. This property was moved to the redevelopment pipeline in 2008. The Company currently anticipates its total investment in the redevelopment at the Shops at Rivers Edge will be approximately $2.5 million, which may increase depending on the outcome of current negotiations with potential anchor tenants.

Bolton Plaza

The Company is in the process of redeveloping its Bolton Plaza Shopping Center in Jacksonville, Florida.  The former anchor tenant’s lease at the shopping center expired in May 2008 and was not renewed.  In December 2009, a new anchor executed a lease for approximately half of the anchor tenant space and is expected to take occupancy in the second half of 2010.  This property was moved to the redevelopment pipeline in 2008. The Company currently anticipates its total investment in the redevelopment at Bolton Plaza will be approximately $5.7 million.

Courthouse Shadows

The Company is in the process of redeveloping its Courthouse Shadows Shopping Center in Naples, Florida. The Company intends to modify the existing façade and pylon signage and upgrade the landscaping and lighting.  In 2009, an anchor tenant purchased the lease of the former anchor tenant and made certain improvements to the space.  This property was moved to the redevelopment pipeline in 2008.  The Company currently anticipates its total investment in the redevelopment at Courthouse Shadows will be approximately $2.5 million.

Four Corner Square

The Company is currently redeveloping its Four Corner Square Shopping Center in Seattle, Washington.  In addition to the existing center, the Company also owns approximately ten acres of adjacent land in the shadow pipeline which is expected to be utilized in the redevelopment.  The Company anticipates the majority of the existing center will remain open during the redevelopment.  This property was moved to the redevelopment pipeline in 2008.  The Company currently anticipates its total investment in the redevelopment at Four Corner Square will be approximately $0.5 million.

Coral Springs Plaza

The Company is currently redeveloping its Coral Springs Plaza Shopping Center in Boca Raton, Florida. In December 2009, a new anchor tenant executed a lease to occupy the entire center, which was formerly anchored by Circuit City.  This new tenant is expected to open during the second half of 2010.  This property was moved to the redevelopment pipeline in the first quarter of 2009 following the bankruptcy of Circuit City.  The Company currently anticipates its total investment in the redevelopment at Coral Springs Plaza will be approximately $4.5 million.

Note 9. Discontinued Operations

In December 2009, the Company conveyed the title to its Galleria Plaza operating property in Dallas, Texas to the ground lessor.  The Company had determined during the third quarter of 2009 that there was no value to the improvements and intangibles related to Galleria Plaza and recognized a non-cash impairment charge of $5.4 million to write off the net book value of the property.  Since the Company ceased operating this property during the fourth quarter of 2009, it was appropriate to reclassify the non-cash impairment loss and the operating results related to this property were reclassified to discontinued operations for each of the fiscal years presented.

In December 2008, the Company sold its Silver Glen Crossings property, located in Chicago, Illinois, for net proceeds of $17.2 million and recognized a loss on sale of $2.7 million. The majority of the net proceeds from this sale were used to pay down borrowings under the Company’s unsecured revolving credit facility.   The loss on sale and operating results for this property have been reflected as discontinued operations for each of the fiscal years presented.

In November 2007, the Company sold its 176th & Meridian property, located in Seattle, Washington, for net proceeds of $7.0 million and a gain of $2.0 million.  The gain on sale and operating results related to this property have been reflected as discontinued operations for fiscal year 2007. The Company anticipated utilizing the proceeds from the sale to execute a like-kind exchange under Section 1031 of the Internal Revenue Code in 2008 and in February 2008, did so when it purchased the Shops at Rivers Edge (see Note 7).

The results of the discontinued operations related to these properties were comprised of the following for the years ended December 31, 2009, 2008, and 2007:

	Year ended December 31,
	2009	2008	2007
Rental income	$554,934	$3,202,193	$6,338,222
Expenses:
Property operations	802,500	1,185,704	954,289
Real estate taxes and other	193,639	595,374	865,210
Depreciation and amortization	256,172	1,090,702	2,207,969
Non-cash loss on impairment of discontinued operation	5,384,747	—	—
Total expenses	6,637,058	2,871,780	4,027,468
Operating (loss) income	(6,082,124)	330,413	2,310,754
Interest expense and other income, net	(35,244)	69	(231,894)
(Loss) income from discontinued operations	(6,117,368)	330,482	2,078,860
(Loss) gain on sale of operating property	—	(2,689,888)	2,036,189
Total (loss) income from discontinued operations	$(6,117,368)	$(2,359,406)	$4,115,049

(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	$(5,297,641)	$(1,852,134)	$3,197,393
(Loss) income from discontinued operations attributable to noncontrolling interests	(819,727)	(507,272)	917,656
Total (loss) income from discontinued operations	$(6,117,368)	$(2,359,406)	$4,115,049

Note 10. Mortgage Loans and Other Indebtedness

Mortgage and other indebtedness consist of the following at December 31, 2009 and 2008:

	Balance at December 31,
Description	2009	2008
Unsecured Revolving Credit Facility1
Matures February 2011; maximum borrowing level of $150.2 million and $184.2 million available at December 31, 2009 and 2008, respectively; interest at LIBOR + 1.25% (1.48%) at December 31, 2009 and interest at LIBOR + 1.35% (1.79%) at December 31, 2008	$77,800,000	$105,000,000
Unsecured Term Loan2
Matures July 2011 and bears interest at LIBOR+2.65% at both December 31, 2009 and 2008 (2.88% and 3.09%, respectively)	55,000,000	55,000,000
Notes Payable Secured by Properties under Construction—Variable Rate
Generally due in monthly installments of interest; maturing at various dates through 2013; interest at LIBOR+1.85%-3.00%, ranging from 2.13% to 5.00%3 at December 31, 2009 and interest at LIBOR+1.25%-2.75%, ranging from 1.69% to 5.00%3 at December 31, 2008	77,143,865	66,458,435
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2022; interest rates ranging from 5.16% to 7.65% at December 31, 2009 and interest rates ranging from 5.11% to 7.65% at December 31, 2008	300,893,193	331,198,521
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing at various dates through 2017; interest at LIBOR + 1.25%-3.50%, ranging from 1.48% to 3.73% at December 31, 2009 and interest at LIBOR + 1.25%-2.75%, ranging from 1.69% to 3.19% at December 31, 2008	146,479,685	118,595,882
Net premium on acquired indebtedness	977,770	1,408,628
Total mortgage and other indebtedness	$658,294,513	$677,661,466

____________________
1
The Company entered into two certain cash flow hedge agreements that fix interest on portions of its unsecured revolving credit facility. The weighted average interest rate on the unsecured revolving credit facility, including the effect of the hedge agreements, was 6.10% and 5.06% at December 31, 2009 and 2008, respectively.  The unsecured   revolving credit facility has a one-year extension option to February 2012 if the Company is in compliance with the covenants under the related agreement.

2	The Company entered into a cash flow hedge for the entire $55 million outstanding under the Term Loan at a fixed interest rate of 5.92%.

3	The Bridgewater Marketplace construction loan has a LIBOR floor of 3.15%.

One month LIBOR was 0.23 % and 0.44% as of December 31, 2009 and 2008, respectively.

For the year ended December 31, 2009, the Company had loan borrowing proceeds of $93.5 million and loan repayments of $112.5 million.  The major components of this activity are as follows:

•	Draws of approximately $18.8 million were made on the variable rate construction loan at the Eddy Street Commons development project;

•	The $11.8 million fixed rate mortgage loan on the Boulevard Crossing operating property was retired prior to its December 2009 maturity using available cash;

•
The $15.8 million fixed rate mortgage loan on the Ridge Plaza operating property was refinanced with a permanent loan in the same amount.  The new variable rate loan matures in January 2017 and bears interest at LIBOR + 325 basis points, which the Company simultaneously hedged to fix the interest rate at 6.56% for the full term of the loan;

•
The maturity date of the variable rate loan on the Tarpon Springs operating property was extended to January 2013.  The loan now bears interest at LIBOR + 325 basis points, and the Company funded a $3.7 million paydown with cash;

•
The maturity date of the variable rate loan on the Estero Town Commons operating property was extended to January 2013.  The loan now bears interest at LIBOR + 325 basis points, and the Company funded a $3.4 million paydown with cash;

•
The $8.2 million loan on the Bridgewater Crossing operating property was refinanced with a variable rate loan bearing interest at LIBOR + 185 basis points and maturing in June 2013.  The Company funded a $1.2 million paydown with cash.

•	The maturity date of the construction loan on the Cobblestone Plaza development property was extended to March 2010. The Company funded a $7.0 million paydown with cash;

•	The $4.1 million loan on the Fishers Station operating property was refinanced with a loan bearing interest at LIBOR + 350 basis points and maturing in June 2011;

•
Permanent financing of $15.4 million was placed on the Eastgate Pavilion operating property, a previously unencumbered property.  This variable rate loan bears interest at LIBOR + 295 basis points and matures in April 2012;

•	The maturity date of the Delray Marketplace construction loan was extended to June 2011;

•
The maturity date of the variable rate loan on the Beacon Hill operating property was extended to March 2014.  The Company funded the $3.5 million paydown made in conjunction with the extension utilizing its unsecured revolving credit facility;

•	Approximately $57 million was paid down on the unsecured revolving credit facility using proceeds from the Company’s May 2009 common share offering;

•
In addition to the preceding activity, during the year ended December 31, 2009, the Company used proceeds from its unsecured revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $30 million for development, redevelopment, and general working capital purposes; and

•	The Company made scheduled principal payments totaling approximately $4.0 million.

Unsecured Revolving Credit Facility

In 2007, the Operating Partnership entered into an amended and restated four-year $200 million unsecured revolving credit facility (the “unsecured facility”) with a group of financial institutions led by Key Bank National Association, as agent.  The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility.  The unsecured facility has a maturity date of February 20, 2011, with a one-year extension option to February 20, 2012 (subject to certain customary conditions).  Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR + 115 to 135 basis points, depending on the Company’s leverage ratio.  The unsecured facility has a commitment fee ranging from 0.125% to 0.20% applicable to the average daily unused amount.  Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $400 million if there are sufficient unencumbered assets to support the additional borrowings.  The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate.  Borrowings under the short-term line may not be outstanding for more than five days.

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of December 31, 2009, the Company has 51 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 48 are wholly owned and three of which are owned through joint ventures.  The major unencumbered assets include: Boulevard Crossing, Broadstone Station, Coral Springs Plaza, Courthouse Shadows, Four Corner Square, Hamilton Crossing Centre, King's Lake Square, Market Street Village, Naperville Marketplace, PEN Products, Publix at Acworth, Red Bank Commons, Shops at Eagle Creek, Traders Point II, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes Village.  As of December 31, 2009, the total amount available for borrowing under the unsecured credit facility was approximately $67.3 million.

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

The Company was in compliance with all applicable covenants under the unsecured facility as of December 31, 2009.

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

Unsecured Term Loan

In 2008, the Operating Partnership entered into a $30 million unsecured term loan agreement (the “Term Loan”) arranged by KeyBanc Capital Markets Inc., which has an accordion feature that enables the Operating Partnership to increase the loan amount up to a total of $60 million, subject to certain conditions.  The Term Loan matures on July 15, 2011 and bears interest at LIBOR + 265 basis points.  A significant portion of the initial $30 million of proceeds from the Term Loan was used to pay down the Company’s unsecured credit facility.  In August 2008, the Operating Partnership entered into an amendment to the Term Loan, which, among other things, increased the amount available for borrowing under the original term loan agreement by an additional $25 million.  This amount was subsequently drawn, resulting in an aggregate amount outstanding under the Term Loan of $55 million.  The additional $25 million of proceeds of borrowings under the Term Loan were used to pay down the Company’s unsecured facility.  In connection with obtaining the Term Loan, in September 2008, the Company entered into a cash flow hedge for the entire $55 million outstanding, which effectively fixed the interest rate at 5.92%.

 The Company’s ability to borrow under the Term Loan is subject to ongoing compliance by the Company, the Operating Partnership and their subsidiaries with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers, and asset sales.  In addition, the Term Loan requires that the Company satisfy certain financial covenants that are substantially similar to the covenants under the unsecured credit facility, as described above.  The Company was in compliance with all applicable covenants under the Term Loan as of December 31, 2009.

Mortgage and Construction Loans

Mortgage and construction loans are secured by certain real estate are generally due in monthly installments of interest and principal and mature over various terms through 2022.

As of February 17, 2010, the Company had refinanced or extended the maturity dates of all of its 2010 debt maturities.  See Note 21. The following table presents maturities of mortgage debt, corporate debt, and construction loans as of December 31, 2009 and also presents maturities (excluding regular principal payments) after consideration of early 2010 refinancing actions:

				Amounts Due
	Balances			At Maturity
	As of			After 2010
	December 31,	Annual	Subsequent	Maturity Date
	2009	Maturities	Activity	Extensions
2010	$60,001,404	$(3,144,733)	$(56,856,671)	$—
2011	252,871,911	(3,124,697)	—	249,747,214
2012	54,114,603	(3,549,537)	—	50,565,066
2013	39,084,352	(3,556,861)	56,856,671	92,384,162
2014	34,802,465	(3,262,898)	—	31,539,567
Thereafter	216,442,008	(7,765,780)	—	208,676,228
	$657,316,743	$(24,404,506)	$—	$632,912,237
Unamortized Premiums	977,770
Total	$658,294,513

____________________
1
The Company’s unsecured revolving credit facility, of which $77.8 million was outstanding as of December 31, 2009, matures in February 2011.  A one-year extension option to February 2012 is available if the Company remains in compliance with the facility’s restrictive covenants.

Fair Value of Fixed and Variable Rate Debt

As of December 31, 2009, the fair value of fixed rate debt was approximately $304.3 million compared to the book value of $300.9 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.96% to 6.51%.  As of December 31, 2009, the $356.4 million book value of variable rate debt approximates its fair value.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.23% to 6.56%.

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

Note 11.  Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges.  The Company has agreements with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of December 31, 2009, the Company was party to various consolidated cash flow hedge agreements totaling $220 million, which effectively fix certain variable rate debt at interest rates ranging from 4.40% to 6.56% and mature over various terms through 2017.

These interest rate hedge agreements are the only assets or liabilities that the Company records at fair value on a recurring basis.  The valuation is determined using widely accepted techniques including discounted cash flow analysis, which considers the contractual terms of the derivatives (including the period to maturity) and uses observable market-based inputs such as interest rate curves and implied volatilities.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

As a basis for considering market participant assumptions in fair value measurements, FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs for identical instruments that are classified within Level 1 and observable inputs for similar instruments that are classified within Level 2)  and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3).  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of December 31, 2009 and 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The fair value of the Company’s interest rate hedge liabilities as of December 31, 2009 was approximately $7.0 million, including accrued interest of approximately $0.5 million, and is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

As of December 31, 2008, the Company had approximately $197.9 million of consolidated interest rate swaps outstanding.  In addition, as of December 31, 2008 the Parkside Town Commons unconsolidated joint venture was party to a cash flow hedge agreement on $42.0 million of debt, of which the Company’s share was $16.8 million.  In total, the fair value of these interest rate hedge liabilities as of December 31, 2008 was approximately $10.0 million, including accrued interest of approximately $0.4 million which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company currently expects an increase to interest expense of approximately $6.4 million as the hedged forecasted interest payments occur.  No hedge ineffectiveness on cash flow hedges was recognized by the Company during any period presented.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings during 2010.  During the years ended December 31, 2009 and 2008, approximately $6.4 million and $2.3 million, respectively, was reclassified as a reduction to earnings.  During the year ended December 31, 2007, $0.5 million was reclassified as an increase to earnings.

The Company’s share of net unrealized gains (losses) on its interest rate hedge agreements are the only components of its accumulated comprehensive income (loss).  The following sets forth comprehensive income allocable to the Company for the years ended December 31, 2009, 2008, and 2007:

	Year ended December 31,
	2009	2008	2007
Net (loss) income attributable to Kite Realty Group Trust	$(1,781,766)	$6,093,126	$13,522,683
Other comprehensive income (loss) allocable to Kite Realty Group Trust1	1,936,748	(4,616,672)	(3,420,022)
Comprehensive income attributable to Kite Realty Group Trust	$154,982	$1,476,454	$10,102,661

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

 Note 12. Lease Information

Tenant Leases

The Company receives rental income from the leasing of retail and commercial space under operating leases.  The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold.  The weighted average initial term of the lease agreements is approximately 16 years.  During the periods ended December 31, 2009, 2008, and 2007, the Company earned percentage rent of $0.3 million, $0.4 million, and $1.1 million, respectively, including the Company’s joint venture partners’ share of $20,580 for the year ended December 31, 2007.  During the year ended December 31, 2007, the Company earned percentage rent of $0.4 million related to the Union Station parking garage lease that was changed to a management agreement in 2008.

As of December 31, 2009, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on sales volume, are as follows:

2010	$68,190,321
2011	64,485,480
2012	57,862,929
2013	51,295,251
2014	45,437,005
Thereafter	210,281,543
Total	$497,552,529

Lease Commitments

As of December 31, 2009, the Company was obligated under six ground leases for approximately 35 acres of land with three landowners which require fixed annual rent.  The expiration dates of the initial terms of these ground leases range from 2012 to 2083.  These leases have five to ten year extension options ranging in total from 20 to 30 years.

During 2009, the Company was also obligated under a ground lease for its Galleria Plaza operating property in Dallas, Texas.  The lease had been for 4.1 acres of land, required fixed annual rent of $594,000, and was scheduled to expire in 2027.  As previously discussed, during the third quarter of 2009, the Company determined that the property’s estimated future cash flows would be insufficient to recover the carrying value of the building and improvements due to the significant ground lease obligations and expected future required capital expenditures.  The Company thus recognized a non-cash impairment charge of $5.4 million to write off the property’s net book value.  In December 2009, the Company conveyed the title to Galleria Plaza to the ground lessor.  In connection with the transfer, the Company was released from the original ground lease and holds no future obligations related to this property.

Ground lease expense incurred by the Company on these operating leases (including Galleria Plaza) for the years ended December 31, 2009, 2008, and 2007 was $1.1 million, $1.0 million, and $0.9 million, respectively.  Of these amounts, for each of the years ended December 31, 2009 and 2008, approximately $0.1 million was capitalized as a project cost of the Company’s Eddy Street Commons development, as discussed below.

As further discussed in Note 16, the Company is currently developing Eddy Street Commons at the University of Notre Dame.  Beginning in June 2008, in accordance with the operating agreement in place, the Company began making ground lease payments to the University of Notre Dame for the land beneath the initial phase of the development.  This lease agreement is for a 75-year term at a fixed rate for the first two years, after which payments are based on a percentage of certain revenues.  The table below reflects the fixed term of this ground lease in fiscal year 2010.  Contingent amounts are not reflected in the table below for fiscal years 2011 and beyond.

Future minimum lease payments due under such leases for the next five years ending December 31 and thereafter are as follows:

2010	$389,300
2011	326,800
2012	326,800
2013	212,500
2014	220,000
Thereafter	715,000
Total	$2,190,400

Note 13. Shareholders’ Equity and Redeemable Noncontrolling Interests

Common Equity

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

Dividend Reinvestment and Share Purchase Plan

The Company maintains a Dividend Reinvestment and Share Purchase Plan (the “Dividend Reinvestment Plan”) which offers investors a dividend reinvestment component to invest all or a portion of the dividends on their common shares, or cash distributions on their units in the Operating Partnership, in additional common shares.  In addition, the direct share purchase component permits Dividend Reinvestment Plan participants and new investors to purchase common shares by making optional cash investments with certain restrictions.

Equity Distribution Agreement

In December 2009 the Company entered into an Equity Distribution Agreement pursuant to which it may sell, from time to time, up to an aggregate amount of $25 million of its common shares.  To date, the Company has not utilized this program.

Redeemable Noncontrolling Interests

Concurrent with the Company’s IPO and related formation transactions, certain individuals received units of the Operating Partnership in exchange for their interests in certain properties.  Limited Partners were granted the right to redeem Operating Partnership units on or after August 16, 2005 for cash in an amount equal to the market value of an equivalent number of common shares at the time of redemption.  The Company also has the right to redeem the Operating Partnership units directly from the limited partner in exchange for either cash in the amount specified above or a number of common shares equal to the number of units being redeemed.  For the years ended December 31, 2009, 2008, and 2007, respectively, 73,981, 285,769, and 61,367 Operating Partnership units were exchanged for the same number of common shares.  For the year ended December 31, 2007, 3,000 Operating Partnership units were redeemed for cash.

Note 14. Segment Information

The Company’s operations are aligned into two business segments: (i) real estate operation and development and (ii) construction and advisory services.  The Company’s segments operate only in the United States.  Combined segment data of the Company for the years ended December 31, 2009, 2008, and 2007 are presented below.  The results for the years ended December 31, 2008 and 2007 have been reclassified to reflect the presentation of discontinued operations as described in Note 9.

Year Ended December 31, 2009	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$97,061,070	$42,759,584	$139,820,654	$(24,528,551)	$115,292,103
Operating expenses, cost of construction and services, general, administrative and other	33,787,084	43,683,182	77,470,266	(24,308,763)	53,161,503
Depreciation and amortization	31,971,118	177,200	32,148,318	—	32,148,318
Operating income (loss)	31,302,868	(1,100,798)	30,202,070	(219,788)	29,982,282
Interest expense	(27,506,702)	(150,046)	(27,656,748)	505,694	(27,151,054)
Income tax benefit of taxable REIT subsidiary	—	22,293	22,293	—	22,293
Income from unconsolidated entities	206,564	—	206,564	19,477	226,041
Non-cash gain from consolidation of subsidiary	1,634,876	—	1,634,876	—	1,634,876
Other income, net	750,098	—	750,098	(525,171)	224,927
Income (loss) from continuing operations	6,387,704	(1,228,551)	5,159,153	(219,788)	4,939,365
Discontinued operations:
Discontinued operations	(732,621)	—	(732,621)	—	(732,621)
Non-cash loss on impairment of discontinued operation	(5,384,747)	—	(5,384,747)	—	(5,384,747)
Loss from discontinued operations	(6,117,368)	—	(6,117,368)	—	(6,117,368)
Consolidated net income (loss)	270,336	(1,228,551)	(958,215)	(219,788)	(1,178,003)
Less: Net income attributable to noncontrolling interests	(797,841)	164,626	(633,215)	29,452	(603,763)
Net loss attributable to Kite Realty Group Trust	$(527,505)	$(1,063,925)	$(1,591,430)	$(190,336)	$(1,781,766)
Total assets at December 31, 2009	$1,138,963,146	$23,925,090	$1,162,888,236	$(22,202,792)	$1,140,685,444

Year Ended December 31, 2008	Real Estate Operation	Development, Construction and Advisory Services1	Subtotal	Intersegment Eliminations	Total
Revenues	$101,152,298	$89,973,444	$191,125,742	$(49,062,641)	$142,063,101
Operating expenses, cost of construction and services, general, administrative and other	31,186,332	85,172,529	116,358,861	(48,438,084)	67,920,777
Depreciation and amortization	34,770,426	122,549	34,892,975	—	34,892,975
Operating income (loss)	35,195,540	4,678,366	39,873,906	(624,557)	39,249,349
Interest expense	(29,721,587)	(355,467)	(30,077,054)	704,873	(29,372,181)
Income tax expense of taxable REIT subsidiary	—	(1,927,830)	(1,927,830)	—	(1,927,830)
Income from unconsolidated entities	842,425	—	842,425	—	842,425
Gain on sale of unconsolidated property	1,233,338	—	1,233,338	—	1,233,338
Other income, net	862,828	—	862,828	(704,873)	157,955
Income from continuing operations	8,412,544	2,395,069	10,807,613	(624,557)	10,183,056
Discontinued operations:
Discontinued operations	330,482	—	330,482	—	330,482
Loss on sale of operating property	(2,689,888)	—	(2,689,888)	—	(2,689,888)
Loss from discontinued operations	(2,359,406)	—	(2,359,406)	—	(2,359,406)
Consolidated net income	6,053,138	2,395,069	8,448,207	(624,557)	7,823,650
Less: Net income attributable to noncontrolling interests	(1,453,898)	(374,074)	(1,827,972)	97,448	(1,730,524)
Net income attributable to Kite Realty Group Trust	$4,599,240	$2,020,995	$6,620,235	$(527,109)	$6,093,126
Total assets at December 31, 2008	$1,097,996,338	$51,344,334	$1,149,340,672	$(37,288,766)	$1,112,051,906

____________________
1
This segment includes revenue and expense resulting in a net pre-tax gain of $3.0 million from the sale of land within the Company’s taxable REIT subsidiary. Income tax expense related to this sale was approximately $1.1 million.

Year Ended December 31, 2007	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$96,313,451	$99,995,505	$196,308,956	$(63,445,407)	$132,863,549
Operating expenses, cost of construction and services, general, administrative and other	30,527,863	94,039,335	124,567,198	(60,968,002)	63,599,196
Depreciation and amortization	29,621,988	108,666	29,730,654	—	29,730,654
Operating income (loss)	36,163,600	5,847,504	42,011,104	(2,477,405)	39,533,699
Interest expense	(26,214,841)	(759,313)	(26,974,154)	1,009,013	(25,965,141)
Income tax expense of taxable REIT subsidiary	—	(761,628)	(761,628)	—	(761,628)
Income from unconsolidated entities	290,710	—	290,710	—	290,710
Other income, net	1,787,447	—	1,787,447	(1,009,013)	778,434
Income from continuing operations	12,026,916	4,326,563	16,353,479	(2,477,405)	13,876,074
Discontinued operations:
Discontinued operations	2,078,860	—	2,078,860	—	2,078,860
Gain on sale of operating property	2,036,189	—	2,036,189	—	2,036,189
Income from discontinued operations	4,115,049	—	4,115,049	—	4,115,049
Consolidated net income	16,141,965	4,326,563	20,468,528	(2,477,405)	17,991,123
Less: Net income attributable to noncontrolling interests	(4,096,959)	(869,171)	(4,966,130)	497,690	(4,468,440)
Net income attributable to Kite Realty Group Trust	$12,045,006	$3,457,392	$15,502,398	$(1,979,715)	$13,522,683
Total assets at December 31, 2007	$1,041,671,941	$41,321,857	$1,082,993,798	$(35,068,865)	$1,047,924,933

Note 15. Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2009 and 2008.  The results reflect the presentation of discontinued operations as described in Note 9.  Such reclassifications had no effect on consolidated net income (loss) previously reported.

	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009
Total revenue	$30,211,586	$30,087,083	$25,708,597	$29,284,837
Operating income	$7,836,765	$7,419,641	$7,324,825	$7,401,053
Income from continuing operations	$1,102,689	$571,423	$2,340,380	$924,873
Loss from discontinued operations	$(216,711)	$(266,036)	$(5,616,007)	$(18,614)
Consolidated net income (loss)	$885,978	$305,387	$(3,275,627)	$906,259
Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$876,778	$485,607	$1,488,381	$665,109
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$701,242	$257,085	$(3,383,370)	$643,277
Income (loss) per common share – basic and diluted:
Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.03	$0.01	$0.03	$0.01
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.02	$0.01	$(0.05)	$0.01
Weighted average Common Shares outstanding - basic	34,184,305	47,988,205	62,980,447	62,997,180
- diluted	34,220,160	48,081,453	62,980,447	63,132,990

	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008
Total revenue	$32,084,815	$33,920,114	$34,328,105	$41,730,067
Operating income	$11,431,078	$10,451,572	$11,197,108	$6,169,591
Income from continuing operations	$3,150,684	$2,966,012	$3,663,789	$402,571
Income (loss) from discontinued operations	$329,457	$210,306	$112,806	$(3,011,974)
Consolidated net income (loss)	$3,480,141	$3,176,318	$3,776,595	$(2,609,403)
Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$2,451,311	$2,295,342	$2,833,133	$365,475
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$2,707,299	$2,459,289	$2,920,896	$(1,994,358)
Income (loss) per common share – basic and diluted:
Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.08	$0.08	$0.10	$0.01
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.09	$0.08	$0.10	$(0.06)
Weighted average Common Shares outstanding - basic	29,028,953	29,147,361	29,189,424	33,920,594
- diluted	29,059,809	29,269,062	29,201,838	33,920,594

Note 16. Commitments and Contingencies

Eddy Street Commons at Notre Dame

Eddy Street Commons at the University of Notre Dame, located adjacent to the university in South Bend, Indiana, is the Company’s most significant current development project.  This multi-phase project is expected to include retail, office, hotels, a parking garage, apartments, and residential units.  The Company wholly owns the retail and office components while other components will be owned by third parties or through joint ventures.  The initial phase of the project opened in October 2009 and consists of the retail, office and apartment and residential units.  In late 2009 construction commenced on a limited service hotel, which is owned by an unconsolidated joint venture in which the Company holds a 50% interest.  The Company’s share of the cost of this hotel is approximately $5.5 million, which will be funded by a third-party construction loan.

The City of South Bend has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which are being used for the construction of the parking garage and infrastructure improvements to this project.  The majority of the bonds will be funded by real estate tax payments made by the Company and subject to reimbursement from the tenants of the property.  If there are delays in the development, the Company is obligated to pay certain fees.  However, it has an agreement with the City of South Bend to limit its exposure to a maximum of $1 million as to such fees.  In addition, the Company will not be in default concerning other obligations under the agreement with the City of South Bend so long as it commences and diligently pursues the completion of its obligations under that agreement.

Although the Company does not expect to own either the residential or the apartment complex components of the project, the Company has jointly guaranteed the apartment developer’s construction loan, which at December 31, 2009, had an outstanding balance of approximately $25.2 million.  The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and a similar agreement in favor of the City of South Bend to complete all phases of the $200 million project (the Company’s portion of which is approximately $64 million), with the exception of certain of the residential units, consistent with commitments the Company typically makes in connection with other bank-funded development projects.  To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, the Company will be required to complete the construction, at which time the Company would expect to have the right to seek title to the assets and assume any construction borrowings related to the assets.  The Company will have certain remedies against the developers if they were to fail to complete the construction.  If the Company fails to fulfill its contractual obligations in connection with the project, but is timely commencing and pursuing a cure, it will not be in default to either the University of Notre Dame and the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture under circumstances where the lender has limited recourse to the Company.  As of December 31, 2009, the Company’s share of unconsolidated joint venture indebtedness was approximately $14.5 million, $13.5 million of which was related to the Parkside Town Commons development.  The remaining $1.0 million represents the Company’s share of the $2.0 million drawn on the Eddy Street Commons limited service hotel construction loan.  The loan, obtained in the third quarter of 2009, has a total commitment of $10.9 million, bears interest at the greater of LIBOR + 315 basis points or 4.00%, and matures in August 2014.

As of December 31, 2009, the Operating Partnership had guaranteed its $13.5 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.  Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

Other Commitments and Contingencies

The Company is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation, claims and administrative proceedings arising in the ordinary course of business.  Management believes that such routine litigation, claims and administrative proceedings will not have a material adverse impact on the Company’s consolidated financial statements.

As of December 31, 2009, the Company had outstanding letters of credit totaling $5.2 million.  At that date, there were no amounts advanced against these instruments.

Note 17. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which it matches 100% of the employee’s contribution up to 3% of the employee’s salary and 50% of the employee’s contribution up to 5% of the employee’s salary, not to exceed an annual maximum of $15,000.  The Company contributed to this plan $0.3 million for each of the years ended December 31, 2009, 2008, and 2007.

Note 18. Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation.  This provision was primarily codified into Topic 810 – “Consolidation” in the ASC and requires a company to perform an analysis to determine whether its variable interest gives it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, the provision requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed.  It also requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements.  The Company has not yet determined the impact that adoption of this provision will have on its consolidated financial statements.

Note 19. Supplemental Schedule of Non-Cash Investing/Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Recognition of noncontrolling interests upon consolidation of subsidiary	$2,175,354	$—	$—
Imputed value of common area development land at Eddy Street Commons	$—	$1,900,000	$—
Third-party assumption of fixed rate debt in connection with the sale of 176th & Meridian	$—	$—	$4,103,508

Note 20. Related Parties

Subsidiaries of the Company provide certain management, construction and other services to certain unconsolidated entities and to entities owned by certain members of the Company’s management.  During the years ended December 31, 2009, 2008 and 2007, the Company earned $0.1 million, $0.1 million and $0.0 million, respectively from unconsolidated entities and $0.1 million, $0.3 million and $0.5 million, respectively from entities owned by certain members of management.

The Company reimburses an entity owned by certain members of the Company’s management for travel and related services.  During the years ended December 31, 2009, 2008 and 2007, amounts paid by the Company to this related entity were $0.3 million, $0.3 million and $0.2 million, respectively.

Note 21. Subsequent Events

2010 Debt Refinancings

In January 2010, the Company extended the maturity date of its $11.0 million construction loan on the South Elgin Commons property to September 2013 at an interest rate of LIBOR + 325 basis points.  The Company funded a $1.6 million paydown with cash and borrowings on the unsecured facility.

In February 2010, the Company extended the maturity date of its $14.9 million variable rate loan on the Shops at Rivers Edge property to February 2013 at an interest rate of LIBOR + 400 basis points.  The Company funded a $0.6 million paydown with cash.

In February 2010, the Company extended the maturity date of its $30.9 million construction loan on the Cobblestone Plaza property to February 2013 at an interest rate of LIBOR + 350 basis points.  The Company funded a $2.9 million paydown with cash and borrowings on the unsecured facility.

Other

In January 2010, $0.7 million of the $1.4 million loan the Company had extended to The Centre partnership was repaid.  This partial repayment did not affect the status of The Centre as a VIE with the Company as its primary beneficiary.

On March 16, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share for the first quarter of 2010.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.06 per Operating Partnership unit for the same period.  These distributions are payable on April 16, 2010 to shareholders and unitholders of record as of April 7, 2010.

Kite Realty Group Trust
Schedule III
Consolidated Real Estate and Accumulated Depreciation

		Initial Cost		Cost Capitalized Subsequent to Acquisition/ Development		Gross Carry Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built/	Year
Name, Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Shopping Centers

50th & 12th	$ 4,370,103	$ 2,995,931	$ 2,810,145	$ —	$ —	$ 2,995,931	$ 2,810,145	$ 5,806,076	$ 433,558	2004	NA
The Shops at Otty *	—	26,000	2,165,047	—	173,192	26,000	2,338,239	2,364,239	420,931	2004	NA
Burlington Coat *	—	29,000	3,333,311	—	—	29,000	3,333,311	3,362,311	1,106,197	1992/2000	2000
Cedar Hill Village *	—	1,352,645	5,721,843	—	1,450,395	1,352,645	7,172,238	8,524,883	1,182,676	2002	2004
Coral Springs Plaza *	—	2,033,000	3,692,451	—	228,109	2,033,000	3,920,560	5,953,560	580,995	2004	NA
The Corner	1,574,412	303,916	4,078,160	—	451,972	303,916	4,530,132	4,834,048	2,448,629	1984/2003	1984
Eastgate Pavilion	15,209,670	8,482,803	21,634,620	—	47,661	8,482,803	21,682,281	30,165,084	4,939,963	1995	2004
Glendale Town Center	20,553,000	1,510,643	44,254,330	—	—	1,510,643	44,254,330	45,764,973	12,932,713	1958/2008	1999
Publix at Acworth *	—	1,395,379	8,303,543	—	19,987	1,395,379	8,323,530	9,718,909	1,387,218	1996	2004
Shops at Eagle Creek *	—	2,877,727	8,161,791	200,087	2,681,881	3,077,814	10,843,672	13,921,486	1,503,872	1998	2003
King's Lake Square *	—	4,519,000	7,612,393	—	889,693	4,519,000	8,502,086	13,021,086	1,667,653	1986	2003
Boulevard Crossing *	—	4,385,525	10,819,682	—	30,892	4,385,525	10,850,574	15,236,099	2,216,834	2004	NA
Ridge Plaza	15,000,000	4,664,000	17,669,004	—	1,032,094	4,664,000	18,701,098	23,365,098	4,209,227	2002	2003
Fishers Station *	3,937,444	3,735,807	9,454,510	—	378,886	3,735,807	9,833,396	13,569,203	3,547,292	1989	2004
Plaza at Cedar Hill	25,596,611	5,782,304	38,867,102	—	1,852,734	5,782,304	40,719,836	46,502,140	6,997,262	2000	2004
Four Corner Square *	—	4,756,990	5,631,388	—	230,095	4,756,990	5,861,483	10,618,473	866,358	1985	2004
Wal-Mart Plaza *	—	5,437,373	10,277,742	—	22,400	5,437,373	10,300,142	15,737,515	1,618,776	1970	2004
Hamilton Crossing *	—	5,672,477	10,192,975	—	170,271	5,672,477	10,363,246	16,035,723	2,159,150	1999	2004
Centre at Panola *	3,658,067	1,985,975	8,248,562	—	18,225	1,985,975	8,266,787	10,252,762	1,470,331	2001	2004
Sunland Towne Centre *	25,000,000	14,773,536	23,786,198	—	700,826	14,773,536	24,487,024	39,260,560	4,302,361	1996	2004
Waterford Lakes *	—	2,316,674	7,571,584	—	18,000	2,316,674	7,589,584	9,906,258	1,570,633	1997	2004
International Speedway Square	18,596,954	6,646,000	20,759,848	—	179,674	6,646,000	20,939,522	27,585,522	7,032,925	1999	NA
50 South Morton *	—	110,212	919,705	—	—	110,212	919,705	1,029,917	351,697	1999	NA
Preston Commons	4,305,964	1,102,000	3,294,103	—	580,776	1,102,000	3,874,879	4,976,879	1,440,645	2002	NA
Whitehall Pike	8,415,622	3,688,857	6,405,940	—	120,742	3,688,857	6,526,682	10,215,539	3,173,936	1999	NA
Stoney Creek Commons *	—	627,964	4,599,185	—	—	627,964	4,599,185	5,227,149	560,639	2000	NA
Bolton Plaza *	—	3,560,389	7,582,657	173,037	997,394	3,733,426	8,580,051	12,313,477	956,025	1986	2005
Indian River Square	13,216,389	5,180,000	10,610,278	—	25,800	5,180,000	10,636,078	15,816,078	3,053,428	1997/2004	2005
Fox Lake Crossing	11,288,753	5,289,306	9,336,901	—	19,644	5,289,306	9,356,545	14,645,851	1,448,329	2002	2005
Plaza Volente	28,499,703	4,600,000	29,517,680	—	—	4,600,000	29,517,680	34,117,680	4,280,993	2004	2005
Market Street Village *	—	10,501,845	19,188,684	—	226,212	10,501,845	19,414,896	29,916,741	3,125,296	1970/2004	2005
Cool Creek Commons *	17,862,709	6,062,351	15,686,301	—	103,028	6,062,351	15,789,329	21,851,680	2,953,896	2005	NA
Traders Point	48,000,000	9,443,449	37,292,805	—	41,916	9,443,449	37,334,721	46,778,170	5,731,044	2005	NA
Traders Point II *	—	2,375,797	6,927,185	—	—	2,375,797	6,927,185	9,302,982	1,052,372	2005	NA
Greyhound Commons *	—	2,773,307	866,993	—	—	2,773,307	866,993	3,640,300	206,472	2005	NA
Martinsville Shops *	—	636,692	1,188,726	—	—	636,692	1,188,726	1,825,418	212,913	2005	NA

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carry Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built/	Year
Name, Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Shopping Centers (continued)

Geist Pavilion	11,125,000	1,367,816	9,867,044	—	544,230	1,367,816	10,411,274	11,779,090	1,539,911	2006	NA
Red Bank Commons *	—	1,408,328	4,704,956	—	—	1,408,328	4,704,956	6,113,284	740,914	2005	NA
Zionsville Place *	—	640,332	2,481,662	—	219,504	640,332	2,701,166	3,341,498	311,477	2006	NA
Pine Ridge Crossing	17,500,000	5,639,675	18,851,193	—	226,276	5,639,675	19,077,469	24,717,144	2,528,369	1993	2006
Riverchase	10,500,000	3,888,945	13,063,686	—	35,000	3,888,945	13,098,686	16,987,631	2,053,641	1991	2006
Courthouse Shadows *	—	4,998,974	17,088,370	—	317,507	4,998,974	17,405,877	22,404,851	2,763,776	1987	2006
Kedron Village	29,700,000	3,750,000	33,152,788	—	63,600	3,750,000	33,216,388	36,966,388	3,312,446	2006	NA
Rivers Edge Shopping Center	14,940,000	5,453,170	13,004,165	—	275,884	5,453,170	13,280,049	18,733,219	1,473,211	1990	2008
Tarpon Springs Plaza	14,000,000	6,444,415	24,248,811	—	—	6,444,415	24,248,811	30,693,226	1,637,282	2007	NA
Estero Town Commons	10,500,000	8,973,288	10,231,224	—	—	8,973,288	10,231,224	19,204,512	700,713	2006	NA
Beacon Hill Shopping Center	7,565,350	3,408,144	12,994,731	—	13,160	3,408,144	13,007,891	16,416,035	911,565	2006	NA
Cornelius Gateway	—	1,249,447	3,629,397	—	—	1,249,447	3,629,397	4,878,844	218,471	2006	NA
Naperville Marketplace *	—	5,364,101	11,681,647	—	—	5,364,101	11,681,647	17,045,748	675,490	2008	NA
Gateway Shopping Center	21,042,866	6,095,738	20,481,596	—	—	6,095,738	20,481,596	26,577,334	1,079,400	2008	NA
Bridgewater Marketplace	7,000,000	3,406,641	8,045,314	—	—	3,406,641	8,045,314	11,451,955	459,321	2008	NA
Sandifur Plaza	—	834,034	2,071,015	—	—	834,034	2,071,015	2,905,049	146,607	2008	NA
Bayport Commons	20,078,916	7,868,354	22,246,822	—	—	7,868,354	22,246,822	30,115,176	1,091,814	2008	NA
54th & College *	—	2,680,502	—	—	—	2,680,502	—	2,680,502	—	2008	NA
KRG ISS *	—	1,123,277	190,031	—	—	1,123,277	190,031	1,313,308	26,600	2007	NA
The Centre	—	2,042,885	4,885,637	—	—	2,042,885	4,885,637	6,928,522	366,880	1986	NA
Total Shopping Centers	429,037,532	218,272,940	661,383,460	373,124	14,387,661	218,646,064	675,771,121	894,417,185	115,181,127

Commercial Properties

Indiana State Motor Pool	3,652,440	54,000	4,600,406	—	14,018	54,000	4,614,424	4,668,424	678,637	2004	NA
PEN Products *	—	126,000	5,966,520	—	127,783	126,000	6,094,303	6,220,303	1,475,934	2003	NA
Thirty South	21,682,906	1,643,415	9,544,868	—	13,324,543	1,643,415	22,869,411	24,512,826	4,905,897	1905/2002	2001
Union Station Parking Garage *	—	903,627	2,642,598	—	446,406	903,627	3,089,004	3,992,631	726,170	1986	2001
Total Commercial Properties	25,335,346	2,727,042	22,754,391	—	13,912,751	2,727,042	36,667,142	39,394,184	7,786,638

Development Properties

Cobblestone Plaza	30,853,252	11,596,016	32,673,692	—	—	11,596,016	32,673,692	44,269,708	90,464
Delray Beach	9,425,000	18,505,126	24,899,960	—	—	18,505,126	24,899,960	43,405,086	—
Eddy Street Commons	18,802,194	1,900,000	29,945,801	—	—	1,900,000	29,945,801	31,845,801	42,462
South Elgin	11,063,419	5,983,224	9,026,732	—	—	5,983,224	9,026,732	15,009,956	212,720
Four Corner Square *	—	5,170,991	4,911,451	—	—	5,170,991	4,911,451	10,082,442	—
Glendale Town Center	—	—	1,250,251	—	—	—	1,250,251	1,250,251	—
KR Development	—	—	16,004	—	—	—	16,004	16,004	—
KRG Development	—	—	615,620	—	—	—	615,620	615,620	—
Total Development Properties	70,143,865	43,155,357	103,339,511	—	—	43,155,357	103,339,511	146,494,868	345,646

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carry Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built/	Year
Name, Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Other

Frisco Bridges	—	1,101,558	—	—	—	1,101,558	—	1,101,558	—
Bridgewater Marketplace	—	1,915,734	—	—	—	1,915,734	—	1,915,734	—
Eagle Creek IV *	—	1,558,129	—	—	—	1,558,129	—	1,558,129	—
Greyhound III *	—	187,507	—	—	—	187,507	—	187,507	—
Jefferson Morton *	—	186,000	—	—	—	186,000	—	186,000	—
Zionsville Place *	—	674,392	—	—	—	674,392	—	674,392	—
Fox Lake Crossing II	—	3,853,747	—	—	—	3,853,747	—	3,853,747	—
KR Peakway *	—	6,481,003	—	—	—	6,481,003	—	6,481,003	—
KRG Peakway *	—	5,301,902	8,245,038	—	—	5,301,902	8,245,038	13,546,940	—
Beacon Hill Shopping Center	—	3,792,943	—	—	—	3,792,943	—	3,792,943	—
Delray Beach	—	—	—	—	—	—	—	—	—
Pan Am Plaza *	—	4,365,780	—	—	—	4,365,780	—	4,365,780	—
New Hill Place *	—	28,370,268	—	—	—	28,370,268	—	28,370,268	—
KR New Hill *	—	4,283,149	—	—	—	4,283,149	—	4,283,149	—
951 & 41 *	—	16,146,781	—	—	—	16,146,781	—	16,146,781	—
Total Other	—	78,218,893	8,245,038	—	—	78,218,893	8,245,038	86,463,931	—

Line of credit - see *	132,800,000	—	—	—	—	—	—	—	—
Grand Total	$ 657,316,743	$ 342,374,232	$ 795,722,400	$ 373,124	$ 28,300,412	$ 342,747,356	$ 824,022,812	$ 1,166,770,168	$ 123,313,411

____________________
*
This property or a portion of the property is included as an Unencumbered Pool Property used in calculating the Company’s line of credit borrowing base with Keybank, Bank of America, Citigroup, Comerica,
Harris Bank, Raymond James, US Bank, and Wachovia Bank / Wells Fargo. Approximate $77.8 million was outstanding under this line of credit and $55.0 million under a Term Loan agreement as of December 31, 2009.

**	This category generally includes land held for development. The Company also has certain additional land parcels at its development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

Note 1. Reconciliation of Investment Properties

The changes in investment properties of the Company for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Balance, beginning of year	$1,134,480,942	$1,045,615,844	$950,858,709
Acquisitions	—	18,499,248	—
Consolidation of subsidiary	6,925,022	—	—
Improvements	49,375,257	119,026,069	124,043,706
Disposals	(24,011,053)	(48,660,219)	(29,286,571)
Balance, end of year	$1,166,770,168	$1,134,480,942	$1,045,615,844

The unaudited aggregate cost of investment properties for federal tax purposes as of December 31, 2009 was $1,109 million.

Note 2. Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Balance, beginning of year	$100,762,741	$81,868,605	$60,554,974
Acquisitions	—	—	—
Depreciation and amortization expense	27,714,495	31,057,810	28,028,737
Disposals	(5,163,825)	(12,163,674)	(6,715,106)
Balance, end of year	$123,313,411	$100,762,741	$81,868,605

Depreciation of investment properties reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	35 years
Building improvements	10-35 years
Tenant improvements	Term of related lease
Furniture and Fixtures	5-10 years

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Employment Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.3	Employment Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.4	Employment Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.5	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Alvin E. Kite, Jr.*	Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.6	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.7	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.8	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.9	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.10	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of November 3, 2008, by and between Kite Realty Group, L.P. and Darell E. Zink, Jr.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2008

10.19
Contributor Indemnity Agreement, dated August 16, 2004, by and among Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, IV, and Mark Jenkins*
Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.20	Kite Realty Group Trust Equity Incentive Plan, as amended*	Incorporated by reference to the Kite Realty Group Trust definitive Proxy Statement, filed with the SEC on April 10, 2009

10.21	Kite Realty Group Trust Executive Bonus Plan*	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.22	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.23
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, Ken Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.24	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.25	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.26	Form of Share Option Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.27	Form of Restricted Share Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.28	Schedule of Non-Employee Trustee Fees and Other Compensation*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2005

10.29	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.30
Credit Agreement, dated as of February 20, 2007, by and among Kite Realty Group, L.P., the Company, KeyBank National Association, as Administrative Agent, Wachovia Bank, National Association as Syndication Agent, LaSalle Bank National Association and Bank of America, N.A. as Co-Documentation Agents and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 23, 2007

10.31	Guaranty, dated as of February 20, 2007, by the Company and certain subsidiaries of Kite Realty Group, L.P. party thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 23, 2007

10.32
Term Loan Agreement, dated July 15, 2008, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent and Lender, KeyBanc Capital Markets, as Lead Arranger, and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 22, 2008

10.33
First Amendment to Term Loan Agreement, dated August 18, 2008, by and among Kite Realty Group, L.P., Kite Realty Group Trust , KeyBank National Association, as Original Lender and Agent, and Raymond James Bank and Royal Bank of Canada, collectively as “New Lenders”
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 22, 2008

10.34	Form of Guaranty, dated as of July 15, 2008, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 22, 2008
10.35	Consulting Agreement, dated as of March 31, 2009, by and between the Company and Alvin E. Kite, Jr.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on April 6, 2009

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

____________________
* Denotes a management contract or compensatory, plan contract or arrangement.