Form 10-Q
period 2010-03-31
KITE REALTY GROUP TRUST
filed 2010-05-10
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

The number of Common Shares outstanding as of May 3, 2010 was 63,207,536 ($.01 par value)

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Part I. FINANCIAL INFORMATION
Item 1.

Kite Realty Group Trust
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Investment properties, at cost:
Land	$225,757,328	$226,506,781
Land held for development	27,546,315	27,546,315
Buildings and improvements	748,796,271	736,027,845
Furniture, equipment and other	5,066,184	5,060,233
Construction in progress	174,450,987	176,689,227
	1,181,617,085	1,171,830,401
Less: accumulated depreciation	(133,897,398)	(127,031,144)
	1,047,719,687	1,044,799,257
Cash and cash equivalents	14,573,549	19,958,376
Tenant receivables, including accrued straight-line rent of $8,653,383 and $8,570,069, respectively, net of allowance for uncollectible accounts	16,934,791	18,537,031
Other receivables	6,673,716	9,326,475
Investments in unconsolidated entities, at equity	10,799,782	10,799,782
Escrow deposits	14,280,004	11,377,408
Deferred costs, net	21,453,876	21,509,070
Prepaid and other assets	5,792,437	4,378,045
Total Assets	$1,138,227,842	$1,140,685,444

Liabilities and Equity:
Mortgage and other indebtedness	$661,750,296	$658,294,513
Accounts payable and accrued expenses	33,641,574	32,799,351
Deferred revenue and other liabilities	18,424,897	19,835,438
Total Liabilities	713,816,767	710,929,302
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	46,742,082	47,307,115
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 63,200,556 shares and 63,062,083 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	632,006	630,621
Additional paid in capital and other	450,021,883	449,863,390
Accumulated other comprehensive loss	(5,763,256)	(5,802,406)
Accumulated deficit	(74,480,761)	(69,613,763)
Total Kite Realty Group Trust Shareholders' Equity	370,409,872	375,077,842
Noncontrolling Interests	7,259,121	7,371,185
Total Equity	377,668,993	382,449,027
Total Liabilities and Equity	$1,138,227,842	$1,140,685,444

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Minimum rent	$17,735,211	$17,934,500
Tenant reimbursements	4,841,261	4,538,087
Other property related revenue	1,099,812	1,590,004
Construction and service fee revenue	1,879,350	6,148,995
Total revenue	25,555,634	30,211,586
Expenses:
Property operating	4,574,352	5,275,713
Real estate taxes	3,376,314	2,735,650
Cost of construction and services	1,758,318	5,559,316
General, administrative, and other	1,375,970	1,343,080
Depreciation and amortization	8,544,855	7,461,062
Total expenses	19,629,809	22,374,821
Operating income	5,925,825	7,836,765
Interest expense	(7,096,863)	(6,776,508)
Income tax expense of taxable REIT subsidiary	(25,836)	(37,952)
Income from unconsolidated entities	—	31,500
Other income, net	65,750	48,884
(Loss) income from continuing operations	(1,131,124)	1,102,689
Loss from discontinued operations	—	(216,711)
Consolidated net (loss) income	(1,131,124)	885,978
Net loss (income) attributable to noncontrolling interests	56,444	(184,736)
Net (loss) income attributable to Kite Realty Group Trust	$(1,074,680)	$701,242

(Loss) income per common share - basic & diluted:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.02)	$0.03
Loss from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	(0.01)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.02)	$0.02

Weighted average common shares outstanding - basic	63,121,498	34,184,305
Weighted average common shares outstanding - diluted	63,121,498	34,220,160

Dividends declared per common share	$0.0600	$0.1525

Net (loss) income attributable to Kite Realty Group Trust common shareholders:
(Loss) income from continuing operations	$(1,074,680)	$876,778
Discontinued operations	—	(175,536)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(1,074,680)	$701,242

Consolidated net (loss) income	$(1,131,124)	$885,978
Other comprehensive income	44,338	289,799
Comprehensive (loss) income	(1,086,786)	1,175,777
Comprehensive loss (income) attributable to noncontrolling interests	51,256	(240,087)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(1,035,530)	$935,690

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Deficit	Total

Balances, December 31, 2009	63,062,083	$630,621	$449,863,390	$(5,802,406)	$(69,613,763)	$375,077,842
Stock compensation activity	130,668	1,307	191,353	—	—	192,660
Proceeds from employee share purchase plan	2,805	28	10,911	—	—	10,939
Other comprehensive income	—	—	—	39,150	—	39,150
Distributions declared	—	—	—	—	(3,792,318)	(3,792,318)
Net loss	—	—	—	—	(1,074,680)	(1,074,680)
Exchange of redeemable noncontrolling interest for common stock	5,000	50	64,950	—	—	65,000
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	(108,721)	—	—	(108,721)
Balances, March 31, 2010	63,200,556	$632,006	$450,021,883	$(5,763,256)	$(74,480,761)	$370,409,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Consolidated net (loss) income	$(1,131,124)	$885,978
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Equity in earnings of unconsolidated entities	—	(31,500)
Straight-line rent	(83,315)	(336,333)
Depreciation and amortization	8,941,732	7,917,765
Provision for credit losses	293,760	893,128
Compensation expense for equity awards	130,281	158,875
Amortization of debt fair value adjustment	(107,715)	(107,715)
Amortization of in-place lease liabilities	(767,131)	(782,430)
Distributions of income from unconsolidated entities	—	72,000
Changes in assets and liabilities:
Tenant receivables	1,391,795	998,520
Deferred costs and other assets	(2,814,379)	4,168
Accounts payable, accrued expenses, deferred revenue and other liabilities	(386,113)	(4,195,364)
Net cash provided by operating activities	5,467,791	5,477,092
Cash flows from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(10,426,976)	(11,770,905)
Change in construction payables	561,922	(2,832,598)
Contributions to unconsolidated entities	—	(9,112,387)
Net cash used in investing activities	(9,865,054)	(23,715,890)
Cash flows from financing activities:
Equity issuance proceeds, net of costs	10,939	—
Loan proceeds	12,095,144	33,073,556
Loan transaction costs	(167,463)	(138,809)
Loan payments	(8,531,645)	(5,951,018)
Distributions paid – common shareholders	(3,783,891)	(6,974,712)
Distributions paid – redeemable noncontrolling interests	(478,710)	(1,683,558)
Distributions to noncontrolling interests	(131,938)	(24,000)
Net cash (used in) provided by financing activities	(987,564)	18,301,459
Net change in cash and cash equivalents	(5,384,827)	62,661
Cash and cash equivalents, beginning of period	19,958,376	9,917,875
Cash and cash equivalents, end of period	$14,573,549	$9,980,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiary.  At March 31, 2010, the Company owned interests in 55 operating properties (consisting of 51 retail properties, three commercial operating properties and an associated parking garage) and seven properties under development or redevelopment.

Note 2. Basis of Presentation, Consolidation and Investments in Joint Ventures, and Noncontrolling Interests

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2009 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

Consolidation and Investments in Joint Ventures

The accompanying financial statements of the Company are presented on a consolidated basis and include all accounts of the Company, the Operating Partnership, the taxable REIT subsidiary of the Operating Partnership, subsidiaries of the Company or the Operating Partnership that are controlled and any variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  In general, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, (b) does not have equity investors with voting rights or (c) has equity investors whose votes are disproportionate from their economics and substantially all of the activities are conducted on behalf of the investor with disproportionately fewer voting rights.  The Company consolidates properties that are wholly owned as well as properties it controls but in which it owns less than a 100% interest.  Control of a property is demonstrated by:

•	the Company’s ability to manage day-to-day operations of the property;

•	the Company’s ability to refinance debt and sell the property without the consent of any other partner or owner;

•	the inability of any other partner or owner to replace the Company a manager of the property; or

•
being the primary beneficiary of a VIE, defined as the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company considers all relationships between itself and the VIE, including development agreements, management agreements and other contractual arrangements, in determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance and whether it has an implicit financial responsibility to ensure that the VIE operates as designed.  The Company also continuously reassesses primary beneficiary status.  Other than with regard to The Centre, as described below, there were no changes during 2010 or 2009 to the Company’s conclusions regarding whether an entity qualifies as a VIE or whether the Company is the primary beneficiary of any previously identified VIE.

The Centre

The third party loan secured by The Centre, a previously unconsolidated operating property in which we own a 60% interest, matured in the third quarter of 2009.  In order to pay off this loan, the Company made a capital contribution of $2.1 million and simultaneously extended a loan of $1.4 million to the partnership.  At March 31, 2010, $0.7 million of this loan remained outstanding, bearing interest at 15%, and is due within 30 days upon demand.  The Company’s extension of a loan to the partnership caused the Company to conclude that The Centre qualifies as a VIE and the Company is its primary beneficiary.  As a result, the financial statements of The Centre were consolidated as of September 30, 2009, the assets and liabilities were recorded at fair value, and a non-cash gain of $1.6 million was recorded, of which the Company’s share was approximately $1.0 million.  A market participant income approach was utilized to estimate the fair value of the investment property, related intangibles, and noncontrolling interest.  The income approach required the Company to make assumptions about market leasing rates, discount rates, noncontrolling interest and disposal values using Level 2 and Level 3 inputs.

As of March 31, 2010, the Company had investments in seven joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of approximately $94.2 million which is secured by assets of the VIEs totaling approximately $183.9 million.  The Operating Partnership guarantees the debt of these VIEs; however, the VIEs could sell the properties in order to satisfy the outstanding obligations before the guarantee would be required.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

Noncontrolling Interests

Effective January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 160 “Non-controlling Interests in Consolidated Financial Statements,” which was primarily codified into Topic 810 – “Consolidation” in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”).  The provision requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements.  As a result of the retrospective application of this provision, the Company reclassified noncontrolling interest from the liability section to the equity section in its accompanying condensed consolidated balance sheets and as an allocation of net income rather than an expense in the accompanying condensed consolidated statements of operations.  As a result of the reclassification, total equity at December 31, 2008 increased $4.4 million.

The noncontrolling interests in the Operating Partnership for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Noncontrolling interests balance January 1	$7,371,185	$4,416,533
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	79,088	20,247
Distributions to noncontrolling interests	(131,938)	(24,000)
Other	(59,214)	—
Noncontrolling interests balance at March 31	$7,259,121	$4,412,780

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

The redeemable noncontrolling interests in the Operating Partnership for the three months ended March 31, 2010 and 2009  was as follows:

	2010	2009
Redeemable noncontrolling interests balance January 1	$47,307,115	$67,276,904
Net (loss) income allocable to redeemable noncontrolling interests	(135,532)	164,489
Accrued distributions to redeemable noncontrolling interests	(478,410)	(1,228,004)
Other comprehensive income allocable to redeemable noncontrolling interests 1	5,188	55,351
Exchange of redeemable noncontrolling interest for common stock	(65,000)	—
Adjustment to redeemable noncontrolling interests - operating partnership	108,721	44,166
Redeemable noncontrolling interests balance at March 31	$46,742,082	$66,312,906

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The following sets forth comprehensive income allocable to noncontrolling interests for the three months ended March 31, 2010 and 2009:

	2010	2009
Accumulated comprehensive loss balance at January 1	$(731,835)	$(1,827,167)
Other comprehensive income allocable to noncontrolling interests 1	5,188	55,351
Accumulated comprehensive loss balance at March 31	$(726,647)	$(1,771,816)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of December 31, 2009 and 2008, the historical book value of the redeemable noncontrolling interests exceeded the redemption value, so no adjustment was necessary.

Although the presentation of certain of the Company’s noncontrolling interests in subsidiaries did change as a result of the adoption of the provisions, there was not a material impact on the Company’s financial condition or results of operations.

The Company allocates net operating results of the Operating Partnership based on the partners’ weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the redeemable noncontrolling interests in the Operating Partnership for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Company’s weighted average diluted interest in Operating Partnership	88.8%	81.0%
Redeemable noncontrolling weighted average diluted interests in Operating Partnership	11.2%	19.0%

    At both March 31, 2010 and December 31, 2009, the Company’s and the noncontrolling interests in the Operating Partnership were 88.8% and 11.2%, respectively.

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged, at our option, for either cash or common shares under certain circumstances and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net loss for the three months ended March 31, 2010, the potentially dilutive securities were not dilutive for this period.  The only securities that had a potentially dilutive effect for the three months ended March 31, 2009 were outstanding share options and deferred share units, the dilutive effect of which was as follows:

	Three Months Ended March 31,
	2010	2009
Dilutive effect of outstanding share options to outstanding common shares	—	11,945
Dilutive effect of deferred share units to outstanding common shares	—	23,910
Total dilutive effect	—	35,855

For the periods ended March 31, 2010 and 2009, approximately 1.1 million and 1.2 million outstanding common share options, respectively, were excluded from the computation of diluted earnings per share because their impact was not dilutive.

Note 4. Discontinued Operations

In December 2009, the Company transferred its Galleria Plaza operating property in Dallas, Texas to the ground lessor.  The Company had determined during the third quarter of 2009 that there was no value to the improvements and intangibles related to Galleria Plaza and recognized a non-cash impairment charge of $5.4 million to write off the net book value of the property.  Since the Company ceased operating this property during the fourth quarter of 2009, its operating results have been reclassified and are reflected as discontinued operations for the three months ended March 31, 2009.

Note 5. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at March 31, 2010 and December 31, 2009:

	Balance at
	March 31, 2010	December 31, 2009
Line of credit	$86,800,000	$77,800,000
Term loan	55,000,000	55,000,000
Notes payable secured by properties under construction - variable rate	73,410,971	77,143,865
Mortgage notes payable - fixed rate	300,139,358	300,893,193
Mortgage notes payable - variable rate	145,529,912	146,479,685
Net premiums on acquired debt	870,055	977,770
Total mortgage and other indebtedness	$661,750,296	$658,294,513

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at March 31, 2010, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$300,139,358	5.2	6.08%	46%
Floating rate debt (hedged)	219,882,480	1.7	5.68%	33%
Total fixed rate debt	520,021,838	3.7	5.91%	79%
Notes payable secured by properties under construction - variable rate	73,410,971	2.5	3.66%	11%
Other variable rate debt	287,329,912	1.9	2.59%	43%
Floating rate debt (hedged)	(219,882,480)	-1.7	-2.47%	-33%
Total variable rate debt	140,858,403	2.4	3.34%	21%
Net premiums on acquired debt	870,055	N/A	N/A	N/A
Total debt	$661,750,296	3.5	5.36%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.  Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread of 135 to 400 basis points.  At March 31, 2010, the one-month LIBOR interest rate was 0.25%.  Fixed interest rates on mortgage loans range from 5.16% to 7.65%.

For the three months ended March 31, 2010, the Company had loan borrowings of $12.1 million and loan repayments of $8.5 million.  The major components of this activity are as follows:

•	Draws of approximately $9.0 million were made on the unsecured revolving credit facility;

•	Draws of approximately $3.1 million were made on the variable rate construction loan at the Eddy Street Commons development project;

•
The maturity date of the construction loan on the South Elgin Commons property was extended to September 2013 at an interest rate of LIBOR + 325 basis points.  The Company funded a $1.6 million paydown with cash and borrowings on the unsecured revolving credit facility;

•
The maturity date of the variable rate loan on the Shops at Rivers Edge property was extended to February 2013 at an interest rate of LIBOR + 400 basis points.  The Company funded a $0.6 million paydown with cash;

•
The maturity date of the construction loan on the Cobblestone Plaza property was extended to February 2013 at an interest rate of LIBOR + 350 basis points.  The Company funded a $2.9 million paydown with cash and borrowings on the unsecured revolving credit facility;

•	The Company made a scheduled paydown of $2.3 million on the Delray Marketplace construction loan. The total loan commitment was simultaneously reduced to $7.1 million; and

•	The Company made scheduled principal payments totaling approximately $1.1 million.

In addition to the preceding activity, during the three months ended March 31, 2010, the Company used proceeds from its unsecured revolving credit facility and other borrowings (exclusive of repayments) totaling approximately $3.9 million for development, redevelopment, and general working capital purposes.

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

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of March 31, 2010, the Company has 50 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 46 are wholly owned and four are owned through joint ventures.  As of March 31, 2010, the total amount available for borrowing under the unsecured credit facility was approximately $57.3 million.

Term Loan

In 2008, the Operating Partnership entered into a $30 million unsecured term loan agreement (the “Term Loan”) arranged by KeyBanc Capital Markets Inc., which has an accordion feature that enables the Operating Partnership to increase the loan amount up to a total of $60 million, subject to certain conditions.  An August 2008 amendment to the Term Loan increased the amount available for borrowing by $25 million, which was subsequently drawn, resulting in an aggregate amount outstanding under the Term Loan of $55 million.  The Term Loan matures on July 15, 2011 and bears interest at LIBOR plus 265 basis points, but a cash flow hedge effectively fixed the interest rate at 5.92% for the entire $55 million outstanding.

The Operating Partnership’s ability to borrow further amounts under the Term Loan is subject to ongoing compliance by the Company, the Operating Partnership and their subsidiaries with various restrictive covenants, including those with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  The Term Loan also requires the Company to satisfy certain financial covenants.

Fair Value of Fixed and Variable Rate Debt

As of March 31, 2010, the fair value of fixed rate debt was approximately $307.1 million compared to the book value of $300.1 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.64% to 6.24%.  As of March 31, 2010, the fair value of variable rate debt was approximately $362.5 million compared to the book value of $360.7 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.25% to 6.47%.

Note 6. Shareholders’ Equity

On March 16, 2010, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share for the first quarter of 2010.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.06 per Operating Partnership unit for the same period.  These distributions were paid on April 16, 2010 to shareholders and unitholders of record as of April 7, 2010.

In February 2010, the Compensation Committee of the Company’s Board of Trustees approved a long-term equity incentive compensation award of a total of approximately 124,000 restricted shares and 146,000 share options to management and other employees.  The restricted shares were granted at a fair value of $4.15 and will vest ratably over a period of three to five years beginning on the first anniversary date of the grant.  The share options were issued with an exercise price of $4.15 and will vest ratably over five years beginning on the first anniversary date of the grant.  The fair value of the options was determined using the Black-Scholes valuation methodology.

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges.  The Company has agreements with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of March 31, 2010, the Company was party to various consolidated cash flow hedge agreements totaling $220 million, which effectively fix certain variable rate debt at interest rates ranging from 4.40% to 6.56% and mature over various terms through 2017.

These interest rate hedge agreements are the only assets or liabilities that the Company records at fair value on a recurring basis.  The valuation is determined using widely accepted techniques including discounted cash flow analysis, which considers the contractual terms of the derivatives (including the period to maturity) and uses observable market-based inputs such as interest rate curves and implied volatilities.  The Company also incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

At both March 31, 2010 and December 31, 2009 the fair value of the Company’s interest rate hedge liabilities was approximately $7.0 million, including accrued interest of approximately $0.5 million, and was recorded in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

The Company currently expects an increase to interest expense of approximately $6.3 million as the hedged forecasted interest payments occur.  No hedge ineffectiveness on cash flow hedges was recognized by the Company during any period presented.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings during the remainder of 2010 and the first quarter of 2011.  During the three months ended March 31, 2010 and 2009, approximately $1.8 million and $1.4 million, respectively, was reclassified as a reduction to earnings.

The Company’s share of net unrealized gains (losses) on its interest rate hedge agreements are the only components of its accumulated comprehensive loss.  The following sets forth comprehensive (loss) income allocable to the Company for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Net (loss) income attributable to Kite Realty Group Trust	$(1,074,680)	$701,242
Other comprehensive income allocable to Kite Realty Group Trust1	39,150	234,448
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(1,035,530)	$935,690

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 8. Segment Data

The operations of the Company are aligned into two business segments: (1) real estate operation and development and (2) construction and advisory services.  Segment data of the Company for the three months ended March 31, 2010 and 2009 are as follows:

Three Months Ended March 31, 2010	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$24,016,851	$3,930,803	$27,947,654	$(2,392,020)	$25,555,634
Operating expenses, cost of construction and services, general, administrative and other	9,483,262	4,064,009	13,547,271	(2,462,317)	11,084,954
Depreciation and amortization	8,501,877	42,978	8,544,855	—	8,544,855
Operating income (loss)	6,031,712	(176,184)	5,855,528	70,297	5,925,825
Interest expense	(7,201,759)	(51,116)	(7,252,875)	156,012	(7,096,863)
Income tax expense of taxable REIT subsidiary	—	(25,836)	(25,836)	—	(25,836)
Other income	221,762	—	221,762	(156,012)	65,750
Consolidated net loss	(948,285)	(253,136)	(1,201,421)	70,297	(1,131,124)
Net loss attributable to noncontrolling interests	35,968	28,349	64,317	(7,873)	56,444
Net loss attributable to Kite Realty Group Trust	$(912,317)	$(224,787)	$(1,137,104)	$62,424	$(1,074,680)
Total assets at March 31, 2010	$1,138,690,302	$21,402,017	$1,160,092,319	$(21,864,477)	$1,138,227,842

Three Months Ended March 31, 2009	Real Estate Operation	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$23,984,423	$13,845,022	$37,829,445	$(7,617,859)	$30,211,586
Operating expenses, cost of construction and services, general, administrative and other	8,553,338	13,948,244	22,501,582	(7,587,823)	14,913,759
Depreciation and amortization	7,416,804	44,258	7,461,062	—	7,461,062
Operating income	8,014,281	(147,480)	7,866,801	(30,036)	7,836,765
Interest expense	(6,888,336)	—	(6,888,336)	111,828	(6,776,508)
Income tax expense of taxable REIT subsidiary	—	(37,952)	(37,952)	—	(37,952)
Income from unconsolidated entities	31,500	—	31,500	—	31,500
Other income	160,712	—	160,712	(111,828)	48,884
Income from continuing operations	1,318,157	(185,432)	1,132,725	(30,036)	1,102,689
Income from discontinued operations	(216,711)	—	(216,711)	—	(216,711)
Consolidated net income	1,101,446	(185,432)	916,014	(30,036)	885,978
Net income attributable to noncontrolling interests	(225,675)	35,232	(190,443)	5,707	(184,736)
Net income attributable to Kite Realty Group Trust	$875,771	$(150,200)	$725,571	$(24,329)	$701,242
Total assets at March 31, 2009	$1,108,062,787	$47,340,248	$1,155,403,035	$(31,588,402)	$1,123,814,633

Note 9. Commitments and Contingencies

Eddy Street Commons at Notre Dame

Eddy Street Commons at the University of Notre Dame, located adjacent to the university in South Bend, Indiana, is the Company’s most significant in-process development project.  This multi-phase project is expected to include retail, office, hotels, a parking garage, apartments, and residential units.  The Company wholly owns the retail and office components while other components will be owned by third parties or through joint ventures.  The initial phase of the project opened in late 2009 and consists of the retail, office and apartment and residential units.  Also in late 2009, construction commenced on a limited service hotel, which is owned by an unconsolidated joint venture in which the Company holds a 50% interest and is expected to be completed in mid-2010.  The Company’s share of the cost of this hotel is approximately $5.5 million, which will be funded by a third-party construction loan.

The City of South Bend has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which were used for the construction of the parking garage and infrastructure improvements to this project.  The majority of the bonds will be funded by real estate tax payments made by the Company and subject to reimbursement from the tenants of the property.  If there are delays in the development, the Company is obligated to pay certain fees.  However, the Company has an agreement with the City of South Bend to limit its exposure to a maximum of $1 million as to such fees.  In addition, the Company will not be in default concerning other obligations under the agreement with the City of South Bend so long as it commences and diligently pursues the completion of its obligations under that agreement.

Although the Company does not expect to own either the residential or the apartment complex components of the project, the Company has jointly guaranteed the apartment developer’s construction loan, which at March 31, 2010, had an outstanding balance of approximately $27.4 million.  The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and a similar agreement in favor of the City of South Bend to complete all phases of the $200 million project (the Company’s portion of which is approximately $64 million), with the exception of certain of the residential units, consistent with commitments the Company typically makes in connection with other bank-funded development projects.  To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, the Company will be required to complete the construction, at which time the Company would expect to have the right to seek title to the assets and assume any construction borrowings related to the assets.  The Company will have certain remedies against the developers if they were to fail to complete the construction.  If the Company fails to fulfill its contractual obligations in connection with the project, but is timely commencing and pursuing a cure, it will not be in default to either the University of Notre Dame and the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture under circumstances where the lender has limited recourse to the Company.  As of March 31, 2010, the Company’s share of unconsolidated joint venture indebtedness was approximately $15.8 million, $13.5 million of which was related to the Parkside Town Commons development.  The remaining $2.3 million represents the Company’s share of the $4.5 million drawn on the Eddy Street Commons limited service hotel construction loan.

As of March 31, 2010, the Operating Partnership had guaranteed its $13.5 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.  Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

Other Commitments and Contingencies

The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business. None of these actions are expected to have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows taken as a whole.

As of March 31, 2010, the Company had outstanding letters of credit totaling $5.2 million.  At that date, there were no amounts advanced against these instruments.

Note 10. Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation.  This provision was primarily codified into Topic 810 – “Consolidation” in the ASC and requires a company to perform an analysis to determine whether its variable interest gives it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, the provision requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed.  It also requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements.  The adoption of this provision on January 1, 2010 had no impact on the Company’s determination of the primary beneficiary of its VIEs.  Thus, the adoption did not impact the Company’s condensed consolidated financial statements.

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which cannot be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•	national and local economic, business, real estate and other market conditions, particularly in light of the current economic challenges;

•	financing risks, including the availability of and costs associated with sources of liquidity;

•	the Company’s ability to refinance, or extend the maturity dates of, its indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant bankruptcies;

•	the competitive environment in which the Company operates;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property the Company owns;

•	risks related to the geographical concentration of our properties in Indiana, Florida and Texas;

•	other factors affecting the real estate industry generally; and

•
other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and in our quarterly reports on Form 10-Q.

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

As of March 31, 2010, we owned interests in a portfolio of 51 operating retail properties totaling approximately 7.9 million square feet of gross leasable area (including non-owned anchor space) and also owned interests in three operating commercial properties totaling approximately 0.5 million square feet of net rentable area and an associated parking garage.  Also, as of March 31, 2010, we had an interest in seven in-process development and redevelopment properties.  Upon completion, we anticipate our in-process development and redevelopment properties to have approximately 1.1 million square feet of total gross leasable area.

In addition to our in-process developments and redevelopments, we have a future developments which includes land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financings.  As of March 31, 2010, these future developments consisted of six projects that are expected to contain approximately 2.8 million square feet of total gross leasable area upon completion.

Finally, as of March 31, 2010, we also owned interests in other land parcels comprising approximately 95 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties. These land parcels are classified as “Land held for development” in the accompanying condensed consolidated balance sheet.

Current Economic Conditions and Impact on Our Retail Tenants

The global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer confidence and net worth, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity.  Since the beginning of the economic downturn, consumer spending has declined significantly which has had a negative impact on the businesses of our retail tenants and, in turn, on our business. To the extent these conditions persist or deteriorate further, our tenants may be required to curtail or cease their operations, which could materially and negatively affect our business in general and our cash flows in particular.  As a result of the uncertainty brought about by the economic downturn, current or potential tenants may delay or postpone entering into long-term leases with us which could continue to lead to reduced demand for retail space at our operating and development properties.  With the resultant downward pressure on our rental revenue stream, we are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations.

We believe the difficult economic conditions that significantly restricted consumer spending in 2009 and the first quarter of 2010 may continue throughout the remainder of the year and possibly beyond.  Certain of the economic factors that currently exist are beyond our control and include, but are not limited to, national, regional or local recessions, decreases in consumer confidence, reductions in consumer credit availability, decreased home values and increased home foreclosures, rising unemployment rates, business downsizing and industry slowdowns, increases in income and other tax rates, and rising inflation. Individually, or in combination, should these economic factors continue, there could be a negative impact on the business of our retail tenants and, in turn, on our business.

Impact of Economy on REITs, Including Us

As an owner and developer of community and neighborhood shopping centers, our operating and financial performance is directly affected by economic conditions in the retail sector of those markets in which our operating centers and development properties are located. The majority of our operating properties are located in the states of Indiana, Florida and Texas, while a significant portion of our development projects and land parcels held for future development are located in North Carolina.  As discussed above, due to the difficulties facing consumers, the operations of our retail tenants are negatively affected.  The resulting implications for our business include a decrease in demand for retail space, difficulty in collecting rent, the need to make rent adjustments and concessions to our tenants, additional capital required of us to prepare a tenant to open for business, termination of leases, tenant bankruptcies and a decrease in our third party construction activity.

We believe that these factors, among others, may continue to have a negative impact on our business into the foreseeable future.  While it is not clear how long these negative economic conditions will persist, our experiences in past recessions suggest that we will not see unemployment decline and job growth begin until the later stages of a broad economic recovery, although certain of our markets may begin to see job growth sooner than the nation as a whole. Despite this, we believe there will be leasing opportunities because transactions tend to be driven by specific tenants’ space needs originating from lease expirations, expansions, mergers and other considerations, including a flight to quality assets such as our properties.

Because of the severity and length of the current economic downturn, we continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate assets may not be recoverable.  The ongoing challenging market conditions could require us to recognize an impairment charge with respect to one or more of our properties.

Actions Taken to Address Challenging Economic Environment

In preparation for the effects of the downturn of the economy, in early 2008, we began to undertake several key initiatives to strengthen our balance sheet, with sufficient flexibility to fund our operating and development activities in a cost-efficient manner, to take advantage of the capital markets when opportunities presented themselves and conserve cash.  Among these initiatives, which we have continued to pursue in 2010, are the following:

Address Near-Term Maturities

•
We have maintained favorable relationships with a number of banks and other lending institutions which has generally allowed us to refinance or extend our indebtedness.  However, in this current challenging environment, we are seeking to  identify alternative sources of financing and other capital in the event we are not able to refinance future maturities on satisfactory terms, or at all.  In the first three months of 2010, we extended the maturity dates to 2013 of loans totaling approximately $57 million, representing 100% of our then remaining 2010 debt maturities.  Approximately one-half of our 2011 debt maturities consists of amounts due on our unsecured revolving credit facility and unsecured term loan which had outstanding balances of approximately $87 million and $55 million, respectively as of March 31, 2010.  Our term loan matures in July 2011 and our unsecured facility matures in February 2011.  Our unsecured facility has a one year extension option available to February 2012 subject to certain customary conditions, including that we are in compliance with all applicable covenants and there being no event of default.  We are beginning discussions with our existing and potential replacement lenders to refinance or obtain extensions on both our unsecured facility and term loan.

Reduction of Development and Construction Activity

•
The challenges of the recent economic recession have resulted in a reevaluation of our construction and development programs.  As previously disclosed, we decided last year to postpone, phase and otherwise limit future development activities until we determine that the current economic environment has sufficiently improved. For example, we have reduced the number of our in-process development projects to two, Eddy Street Commons and Cobblestone Plaza. These projects are leased or committed 74% and 75%, respectively, and are expected to be transferred to the operating portfolio in late 2010 or early 2011.  The total estimated cost of these two projects is approximately $87 million, of which approximately $78 million has already been incurred as of March 31, 2010.  No new development projects were commenced in 2009 or in the first quarter of 2010.

•
As of March 31, 2010, five of our operating properties were undergoing major redevelopment activities.  We currently anticipate our investment in these redevelopment projects will total approximately $16 million, of which $1.9 million had been incurred as of March 31, 2010.  These estimated costs may be modified as we refine the scope of the projects.  We currently have adequate financing in place to fund our investment in these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.  No new redevelopment projects were commenced in 2009 or in the first quarter of 2010.

•
In addition to our in-process developments and redevelopments, we have future development projects which include land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financing.  As of March 31, 2010, this consisted of six projects, two of which are owned in joint ventures, and are expected to contain approximately 2.9 million square feet of total leasable area. We currently anticipate the total estimated cost of these projects will be approximately $305 million, of which our share is currently expected to be approximately $187 million. During 2009, we reduced the amount of our expected capital expenditures on these developments by approximately $110 million by modifying the scope of the projects and focusing on ground leasing or selling to end users.  While there can be no assurance, we intend to develop these future development properties.  However, we are generally not contractually obligated to complete any of these projects, as they consist of land parcels on which we have not yet commenced construction. With respect to each future development asset, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  Once these projects are transferred to in-process developments, we intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured facility, if necessary.  No new projects were added to our future developments in the first quarter of 2010.

Reduction of Overhead

•
Since the beginning of 2008, we have aggressively cut overhead costs, primarily through the elimination of approximately 50 employee positions (many of whom were construction and development personnel). Approximately 20 positions were eliminated during the fifteen months ended March 31, 2010. The reductions since 2008 have lowered personnel costs on an annual basis by approximately $4.5 million.

•
We have also achieved reductions in the costs to operate as a public company.  Since 2008, we have reduced these costs by approximately $0.5 million on an annual basis.  Throughout the remainder of 2010, we intend to continue to explore additional ways to achieve overhead and other cost savings that will help preserve capital and improve liquidity.

Issuance of Common Shares

•
In October 2008, the Company completed an equity offering of 4,750,000 common shares for net offering proceeds of approximately $47.8 million, all of which was used to repay borrowings under the Company’s unsecured revolving credit facility.  In May 2009, we completed an offering of 28,750,000 common shares generating net proceeds of approximately $87.5 million.  Approximately $57 million of the net proceeds were used to reduce the outstanding balance on our unsecured revolving credit facility.  The remaining proceeds were initially retained and a portion subsequently used to retire outstanding indebtedness.

•
In December 2009, we entered into an Equity Distribution Agreement pursuant to which we may sell, from time to time, up to an aggregate amount of $25 million of our common shares.  We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

Cash Distribution Policy

•
In May 2009, our Board of Trustees reduced our quarterly cash distribution to $0.06 per common share.  Our cash dividend was $0.1525 per common share in the prior quarter and $0.205 paid from the date of our initial public offering through the fourth quarter of 2008.  The reduced distribution of $0.06 per share has been maintained in each subsequent quarter including the quarter ended March 31, 2010.  The lowering of our distributions has allowed us to conserve approximately $23 million of cash on an annual basis as compared to the per share level paid prior to the May 2009 reduction.  Each quarter we discuss with our Board our liquidity requirements along with other relevant factors before the Board decides whether and in what amount to declare a cash distribution.

Leasing Initiatives

•
During the past fifteen months, we have undertaken several initiatives to improve the execution of our leasing strategy.  In early 2009, we added a senior leasing executive with substantial industry experience who is dedicated to developing and maintaining our leasing strategy.  This new leasing executive implemented a number of key initiatives to enhance our overall leasing performance.  During this period, we also strengthened our leasing program through the hiring of several leasing personnel and implementing a new leasing flow and information system.   During 2009 and the first quarter of 2010, we executed new and renewal leases totaling approximately 735,000 and 348,000 square feet, respectively.  These levels are among the highest in our company’s history and reflect the focus on this very important element of the company’s future success.

Financing Strategy and 2010 Maturities

Our ability to obtain financing on satisfactory terms and to refinance borrowings as they mature may be affected by the fragile condition of the economy in general and by the current instability of the financial markets in particular.  As of March 31, 2010, we had refinanced or extended the maturity dates of all of our remaining 2010 debt maturities.  Specifically, the transactions we completed in the first quarter of 2010 were:

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

Approximately one-half of our 2011 debt maturities consists of amounts due on our unsecured revolving credit facility and unsecured term loan which had outstanding balances of approximately $87 million and $55 million, respectively as of March 31, 2010.  Our unsecured facility has a one year extension option available to February 2012 subject to certain customary conditions, including that we are in compliance with all applicable covenants and there being no event of default.  We are beginning discussions with our existing and potential replacement lenders to refinance or obtain extensions on both our credit facility and term loan.  We believe we have good relationships with a number of banks and other financial institutions that will allow us to refinance these borrowings with the existing lenders or replacement lenders.  However, in this current challenging environment, we are seeking to identify alternative sources of financing and other capital in the event we are not able to refinance these loans on satisfactory terms, or at all.

Obtaining new financing is important to our business due to the capital requirements of our existing development and redevelopment projects. Our in-process development and redevelopment projects will require a substantial amount of capital to complete. As of March 31, 2010, our unfunded share of the total estimated cost of our in-process development and redevelopment projects was approximately $23 million, subject to increase upon changes in the scope of the individual projects. While we believe we will have access to sufficient funding to be able to fund our investments in these projects through a combination of new and existing construction loans and draws on our unsecured revolving credit facility (which, as noted above, has $57 million of availability as of March 31, 2010), a prolonged credit crisis will make it more costly and difficult to raise additional capital, if necessary.

Results of Operations

At March 31, 2010, we owned interests in 55 operating properties (consisting of 51 retail properties, three operating commercial properties and an associated parking garage) and seven entities that held interests in in-process development or redevelopment properties. Of the total 62 properties held at March 31, 2010, the limited service hotel component of the Eddy Street Commons development was owned through an unconsolidated joint venture and accounted for under the equity method.

    At March 31, 2009, we owned interests in 55 operating properties (consisting of 51 retail properties, three operating commercial properties and an associated parking garage) and nine entities that held interests in in-process development or redevelopment properties. Of the total 64 properties held at March 31, 2009, one operating property and the limited service hotel component of the Eddy Street Commons development were owned through unconsolidated joint ventures and accounted for under the equity method.

The comparability of results of operations is significantly affected by our development, redevelopment, and operating property acquisition and disposition activities in 2009 and 2010.  Therefore, we believe it is most useful to review the comparisons of our 2009 and 2010 results of operations (as set forth below under “Comparison of Operating Results for the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009”) in conjunction with the discussion of our significant development, redevelopment, and operating property acquisition and disposition activities during those periods, which such discussion is set forth directly below.

Development Activities

The following in-process development properties were operational or partially operational at various times from January 1, 2009 through March 31, 2010:

Property Name	MSA	Economic Occupancy Date1	Owned GLA
Eddy Street Commons, Phase I	South Bend, IN	September 2009	165,000
South Elgin Commons	Chicago, IL	June 2009	45,000
Cobblestone Plaza	Ft. Lauderdale, FL	March 2009	157,957

____________________
1
Represents the date in which we started receiving rental payments under tenant leases at the property or portions of the property or the tenant took possession of the property, whichever occurred first.

Redevelopment Activities

The following properties were in redevelopment status at various times during the period from January 1, 2009 through March 31, 2010:

Property Name	MSA	Transition Date1	Owned GLA
Coral Springs Plaza	Ft. Lauderdale, Florida	March 2009	45,906
Courthouse Shadows	Naples, Florida	September 2008	134,867
Four Corner Square	Maple Valley, Washington	September 2008	29,177
Bolton Plaza	Jacksonville, Florida	June 2008	172,938
Shops at Rivers Edge	Indianapolis, Indiana	June 2008	110,875

____________________
1	Transition date represents the date the property was transitioned from our operating portfolio to our redevelopment projects.

Other Activities

In the third quarter of 2009, we paid off a third party loan on The Centre, an operating property and previously unconsolidated entity, and contributed approximately $2.1 million of capital to the entity.  In accordance with the provisions of Topic 810 – “Consolidation” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, the financial statements of The Centre were consolidated as of September 30, 2009, and its assets and liabilities were recorded at fair value.

In the fourth quarter of 2009, we transferred our Galleria Plaza operating property in Dallas, Texas to the ground lessor.  We had recognized a non-cash impairment charge of $5.4 million to write off the net book value of the property in the third quarter of 2009.  Galleria Plaza’s operating results have been reclassified and are reflected as discontinued operations for the three months ended March 31, 2009.

Comparison of Operating Results for the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

The following table reflects our consolidated statements of operations for the three months ended March 31, 2010 and 2009 (unaudited):

	2010	2009	Increase (Decrease) 2010 to 2009
Revenue:
Rental income (including tenant reimbursements)	$22,576,472	$22,472,587	$103,885
Other property related revenue	1,099,812	1,590,004	(490,192)
Construction and service fee revenue	1,879,350	6,148,995	(4,269,645)
Expenses:
Property operating expense	4,574,352	5,275,713	(701,361)
Real estate taxes	3,376,314	2,735,650	640,664
Cost of construction and services	1,758,318	5,559,316	(3,800,998)
General, administrative, and other	1,375,970	1,343,080	32,890
Depreciation and amortization	8,544,855	7,461,062	1,083,793
Operating income	5,925,825	7,836,765	(1,910,940)
Add:
Income from unconsolidated entities	—	31,500	(31,500)
Other income, net	65,750	48,884	16,866
Deduct:
Interest expense	(7,096,863)	(6,776,508)	320,355
Income tax expense of taxable REIT subsidiary	(25,836)	(37,952)	(12,116)
(Loss) income from continuing operations	(1,131,124)	1,102,689	(2,233,813)
Operating loss from discontinued operations	—	(216,711)	216,711
Consolidated net (loss) income	(1,131,124)	885,978	(2,017,102)
Net loss (income) attributable to noncontrolling interests	56,444	(184,736)	241,180
Net (loss) income attributable to Kite Realty Group Trust	$(1,074,680)	$701,242	$(1,775,922)

Rental income (including tenant reimbursements) increased approximately $0.1 million, or 1%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$955,730
Consolidation of The Centre	276,409
Properties under redevelopment during 2009 and/or 2010	(145,571)
Properties fully operational during 2009 and 2010 and other	(982,683)
Total	$103,885

    Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $1.0 million decrease in rental income was primarily due to the following:

•	$0.3 million decrease at two of our properties due to the bankruptcy of Circuit City in 2009;

•	$0.3 million due to higher write offs of straight-line rent receivable in 2010 related to terminated tenants;

•	$0.2 million related to the net decrease in tenancy at these properties between periods; and

•	$0.2 million from the 2009 sale of Eagle Creek II asset.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales. This revenue decreased approximately $0.5 million, or 31%, primarily as a result of a $0.6 million decrease in gains on land sales, offset by minor increases in other categories of revenue.

    Construction revenue and service fees decreased approximately $4.3 million, or 69%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our strategic decision to reduce third party construction activity.

Property operating expenses decreased approximately $0.7 million, or 13%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$75,119
Consolidation of The Centre	44,796
Properties under redevelopment during 2009 and/or 2010	(59,525)
Properties fully operational during 2009 and 2010 and other	(761,751)
Total	$(701,361)

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $0.8 million decrease in property operating expenses was primarily due to the following:

•	$0.5 million net decrease in bad debt expense at a number of our operating properties; and

•
$0.3 million decrease (due to cost containment efforts) in landscaping, parking lot, repairs, maintenance and insurance expenses, a portion of which is refundable to tenants and reflected as a reduction in tenant reimbursement revenue.

Real estate taxes increased approximately $0.6 million, or 23%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$325,587
Consolidation of The Centre	43,353
Properties under redevelopment during 2009 and/or 2010	(50,516)
Properties fully operational during 2009 and 2010 & other	322,240
Total	$640,664

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $0.3 million increase in real estate taxes was primarily due to the timing of the reassessments of our operating properties and the effects of successful appeals of these assessments.  The majority of increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Cost of construction and services decreased approximately $3.8 million, or 68%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our strategic decision to reduce third party construction activity.

General, administrative and other expenses increased approximately $33 thousand, or 2%.

Depreciation and amortization expense increased approximately $1.1 million, or 15%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$294,164
Consolidation of The Centre	206,436
Properties under redevelopment during 2009 and/or 2010	(19,559)
Properties fully operational during 2009 and 2010 and other	602,752
Total	$1,083,793

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $0.6 million increase in depreciation and amortization expense was primarily due to the higher amounts of accelerated depreciation and amortization of vacated tenant costs related to tenants terminated at our operating properties in the first quarter of 2010 as compared to the same period of the prior year.

Income from unconsolidated entities was $32 thousand in 2009 and zero in 2010.  In September 2009, we consolidated The Centre operating property, thus eliminating the income from unconsolidated entities.  Our current equity method joint venture entities are under development and are not yet generating operating results.

Interest expense increased approximately $0.3 million, or 5%.  This increase is primarily due to the cessation of interest capitalization as we delayed our plans at two of our development properties and due to slightly higher interest rates on debt we refinanced in early 2010.

Income tax expense decreased $12 thousand, or 32%, primarily due lower construction and services activities in the first quarter of 2010.

Operating loss from discontinued operations was $0.2 million in 2009.  Discontinued operations in 2009 resulted from the transfer of our Galleria Plaza property to the ground lessor.

Net loss (income) attributable to noncontrolling interests changed from income of $0.2 million in 2009 to a loss of $56 thousand in 2010.  In 2009 we had consolidated net income of $0.9 million, while in 2010 we had a consolidated net loss of $1.1 million. Net loss (income) attributable to noncontrolling interests generally reflects the percentage of the Operating Partnership owned by the limited partners.  In May 2009 we had a common share offering that reduced the limited partners’ weighted average diluted ownership percentage from 19.0% in the first quarter of 2009 to 11.2% in the first quarter of 2010.

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

In the first quarter of 2010, we refinanced or extended the maturity dates of 100% of our 2010 debt maturities as follows:

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

Our unsecured revolving credit facility and $55 million unsecured term loan are scheduled to mature in February 2011 and July 2011, respectively.  The unsecured revolving credit facility has a one-year extension to February 20, 2012 available subject to certain customary conditions, including that we are in compliance with all applicable covenants and there being no event of default.  The aggregate amount of outstanding indebtedness under both of these agreements was $141.8 million as of March 31, 2010.  As of this date, approximately $57 million was available to be drawn under the unsecured revolving credit facility.  We are beginning discussions with our existing and potential replacement lenders to refinance or obtain extensions on both of these borrowings.

In the future, we may raise additional capital by disposing of properties and land parcels that no longer represent a core component of our growth strategy and/or by pursuing relationships with joint venture capital partners.  We will also continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

As of March 31, 2010, we had cash and cash equivalents of $15 million on hand. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such investments may temporarily be in excess of FDIC and SIPC insurance limits; however we attempt to limit our exposure at any one time.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the condensed consolidated balance sheets.

      In addition to cash generated from operations, we discuss below our other principal capital resources.

Our Principal Capital Resources

Our Unsecured Revolving Credit Facility

Our Operating Partnership has entered into an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (the “unsecured facility”). As of March 31, 2010, our outstanding indebtedness under the unsecured facility was approximately $87 million, bearing interest at a current rate of LIBOR plus 135 basis points. Factoring in our hedge agreements, at March 31, 2010, our weighted average interest rate on our unsecured revolving credit facility was approximately 5.72%.  As of March 31, 2010 the amount available to us for future draws under the unsecured facility was approximately $57 million.

The amount that we may borrow under the unsecured facility is based on the value of assets in the unencumbered property pool.  As of March 31, 2010, we have 50 unencumbered properties and other assets used to calculate the unencumbered property pool associated with the amount available for borrowing under the unsecured credit facility, 46 of which are wholly owned and four of which are owned through joint ventures.

We and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility. The unsecured facility has a maturity date of February 20, 2011, with an option for a one-year extension to February 2012 subject to certain customary conditions, including that we are in compliance with all applicable covenants and there being no event of default. Borrowings under the unsecured facility bear interest at a variable interest rate of LIBOR plus 115 to 135 basis points, depending on our leverage ratio.  The unsecured facility has a commitment fee ranging from 0.125% to 0.20% that is applicable to the average daily unused amount.  Subject to certain conditions, including the prior consent of the lenders, we have the option to increase our borrowings under the unsecured facility to a maximum of $400 million if there are sufficient unencumbered assets to support the additional borrowings.  As discussed in more detail below under “Debt Maturities”, we may seek to increase the unencumbered asset pool related to the facility in order to increase our borrowing capacity. The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate.  Borrowings under the short-term line may not be outstanding for more than five days.

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

We were in compliance with all applicable financial covenants under the unsecured facility as of March 31, 2010.

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

Capital Markets

We have filed a registration statement, and subsequent related prospectus supplements, with the Securities and Exchange Commission allowing us to offer, from time to time, common shares or preferred shares for an aggregate initial public offering price of up to $500 million, of which approximately $215 million is available for us to offer in the future. We have also entered into an Equity Distribution Agreement pursuant to which we may sell, from time to time, up to an aggregate amount of $25 million of our common shares.

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

Short and Long-Term Liquidity Needs

Overview

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, the current general economic downturn is adversely affecting the ability of some of our tenants to meet their lease obligations, as discussed in more detail above in “Overview.”In turn, these conditions are having a negative impact on our business. If the downturn is prolonged, our cash flow from operations could be materially adversely affected.

Short-Term Liquidity Needs

 The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. Each quarter we discuss with our Board of Trustees our liquidity requirements along with other relevant factors before the Board decides whether and in what amount to declare a distribution.  In February 2010, our Board declared a quarterly cash distribution of $0.06 per common share for the quarter ending March 31, 2010.  This distribution was set at the same level as the previous three quarters and represents a decrease from $0.1525 paid in the first quarter of 2009 and $0.205 paid from the date of our initial public offering through the fourth quarter of 2008.  The reduction in the level of distribution payments has allowed us to conserve significant amounts of cash.  Each quarter we discuss with our Board our liquidity requirements along with other relevant factors before the Board decides whether and in what amount to declare a distribution.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the three months ended March 31, 2010, we incurred approximately $0.6 million of costs for tenant improvements, external leasing commissions and recurring capital expenditures on operating properties. Excluding redevelopments, we currently anticipate incurring approximately $3 to $5 million in additional tenant improvements, lease commissions, and recurring capital expenditures within the next twelve months.

We expect to meet our short-term liquidity needs through borrowings under the unsecured facility, new construction loans, cash generated from operations and, to the extent necessary, accessing the public equity and debt markets to the extent that we are able to do so.

Debt Maturities

The following table presents scheduled principal repayments (including annual maturities) on mortgage and other indebtedness as of March 31, 2010:

2010	$2,345,823
20111	262,420,296
2012	54,033,033
2013	90,876,515
2014	34,762,564
Thereafter	216,442,010
660,880,241
Unamortized Premiums	870,055
Total	$661,750,296

____________________
1
Our unsecured revolving credit facility, of which $86.8 million was outstanding as of March 31, 2010, has an extension option to February 2012 subject to certain customary conditions, including that we are in compliance with all applicable covenants and there being no event of default.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, potential acquisitions of properties, and payment of indebtedness at maturity.

Unsecured Facility and Term Loan.  As discussed above, our unsecured term loan, which had a balance of $55 million as of March 31, 2010, will mature on July 15, 2011, and our unsecured facility, which had a balance of approximately $87 million as of March 31, 2010, will mature on February 20, 2011 (with a one-year extension option to February 20, 2012 available subject to certain customary conditions, including that we are in compliance with all applicable covenants and there being no event of default).  We are beginning discussions with our existing and potential replacement lenders to refinance or obtain extensions on our term loan and credit facility.

Redevelopment Properties. As of March 31, 2010, five of our properties (Bolton Plaza, Rivers Edge, Courthouse Shadows, Four Corner Square and Coral Springs Plaza) were undergoing redevelopment activities.  We currently anticipate our investment in these redevelopment projects will be a total of approximately $16 million, although the cost may be modified as the scopes of the individual  projects are refined.  We currently believe we have sufficient financing in place to fund through borrowings through our unsecured facility or project-specific financing.

In-Process Development Properties. As of March 31, 2010, we had two in-process development projects.  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $87 million, of which approximately $78 million had been incurred as of March 31, 2010. Our share of the total estimated cost of these projects is approximately $61 million, of which we have incurred approximately $55 million as of March 31, 2010.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans.  In addition, we may make draws on our unsecured facility, if necessary and if there is borrowing capacity available.

Future Development Projects. In addition to our in-process developments, we have a future development projects which include land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of March 31, 2010, these future developments consisted of six projects that are expected to contain approximately 2.8 million square feet of total leasable area. We currently anticipate the total estimated cost of these six projects will be approximately $305 million, of which our share is currently expected to be approximately $187 million. However, we are generally not contractually obligated to complete any future development projects, as they consist of land parcels on which we have not yet commenced construction. With respect to each future development project, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  Once these projects are transferred to in-process development status, we intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured facility, if necessary.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital.  Depending on the size of the projects, we may or may not have sufficient funds on hand to meet these long-term capital requirements. We may have to satisfy these needs through participation in joint venture arrangements, additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements.  Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions, which is discussed in more detail above in “Overview.”

We have entered into an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The agreement allows for the Venture to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. We have agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million.  We have the option to present to PREI additional opportunities with estimated project costs under $50 million. The agreement allows for equity capital contributions of up to $500 million to be made to the Venture for qualifying projects.  We expect contributions would be made on a project-by-project basis with PREI contributing 80% and us contributing 20% of the equity required. Our first project with PREI is Parkside Town Commons, which is currently held as a future development asset. As of March 31, 2010, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

Cash Flows

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Cash provided by operating activities was $5.5 million for both three month periods ended March 31, 2010 and 2009.  There were no significant changes between periods in the components of cash provided by operating activities.

Cash used in investing activities was $9.9 million for the three months ended March 31, 2010, a decrease of $13.8 million compared to the first three months of 2009. The decrease was primarily attributable to a $9.1 million contribution to unconsolidated entities in connection with debt activity in the first quarter of 2009 and a $3.4 million change in construction payables between periods.

Cash used in financing activities was $1.0 million for the three months ended March 31, 2010, compared to cash provided by financing activities of $18.3 million in the first three months of 2009. Net loan proceeds decreased approximately $23.6 million reflecting a decline in construction and development.  Additionally, cash distributions were $4.4 million lower in 2010 reflecting a reduction in the dividend rate, offset by a higher number of shares outstanding as a result of our May 2009 common share offering.

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

The following table reconciles our consolidated net (loss) income to FFO for the three months ended March 31, 2010 and 2009 (unaudited):

	2010	2009
Consolidated net (loss) income	$(1,131,124)	$885,978
Deduct net income attributable to noncontrolling interests in properties	(79,089)	(20,247)
Add depreciation and amortization of consolidated entities, net of noncontrolling interests in properties	8,322,513	7,380,243
Add depreciation and amortization of unconsolidated entities	—	52,136
Funds From Operations of the Kite Portfolio1	7,112,300	8,298,110
Deduct redeemable noncontrolling interests in Funds From Operations	(796,578)	(1,576,641)
Funds From Operations allocable to the Company1	$6,315,722	$6,721,469

Basic and diluted FFO per share	$0.10	$0.20

Basic weighted average Common Shares outstanding	63,121,498	34,184,305
Diluted weighted average Common Shares outstanding	63,317,031	34,220,160
Basic weighted average Common Shares and Units outstanding	71,095,552	42,236,784
Diluted weighted average Common Shares and Units outstanding	71,291,084	42,272,639

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our in-process and future development properties, including our obligations in connection with our Eddy Street Commons development, as discussed below in “Contractual Obligations”, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed above.  As of March 31, 2010, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

As of March 31, 2010, our share of unconsolidated joint venture indebtedness was $15.8 million.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of March 31, 2010, the Operating Partnership had guaranteed its $13.5 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.    Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

Contractual Obligations

There have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

Obligations in Connection with Our Development and Redevelopment  Projects

We are obligated under various contractual arrangements to complete our in-process development projects. We currently anticipate our share of the cost of our two in-process development projects will be approximately $61 million (including $35 million of costs associated with Phase I of our Eddy Street Commons development discussed below), of which approximately $6 million of our share was unfunded as of March 31, 2010.  In addition, we have commenced with the construction of a limited service hotel component of this project of which we will own 50% in a joint venture.  We currently estimate that our share of the total cost of this hotel will be approximately $5.5 million.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans. The Eddy Street Commons construction loan has a total commitment of approximately $29.5 million, of which approximately $21.9 million was outstanding at March 31, 2010.  In addition, if necessary and to the extent we have borrowing capacity available, we may make draws on our unsecured credit facility.

In addition to our two in-process developments, we also have five redevelopment properties and six future development projects, which include land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing. Generally, we are not contractually obligated to complete any of our redevelopment or future development projects.  With respect to each future development asset, our policy is to not commence vertical construction until established pre-leasing thresholds are met and the requisite third-party financing is in place.

Eddy Street Commons at the University of Notre Dame

Our most significant in-process development project is Eddy Street Commons at the University of Notre Dame located adjacent to the university in South Bend, Indiana, that is expected to include retail, office, hotels, a parking garage, apartments and residential units.  A majority of the office space will be leased to the University of Notre Dame.  The City of South Bend has contributed approximately $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which were used for the construction of a parking garage and infrastructure improvements in this project.  The majority of the bonds will be funded by real estate tax payments made by us and subject to reimbursement from the tenants of the property.  If there are delays in the development, we are obligated to pay certain delay fees. However, we have an agreement with the City of South Bend to limit our exposure to a maximum of $1 million as to such fees.  In addition, we will not be in default concerning other obligations under the agreement with the City of South Bend so long as we commence and diligently pursue the completion of our obligations under that agreement.

This development will be completed in several phases. The initial phase of the project opened in late 2009 and consists of the retail, office and apartment and residential units with an estimated total cost of $70 million (net of amounts funded by the TIF bonds) of which our share is estimated to be $35 million.  This phase is 75.2% leased as of March 31, 2010.  The ground beneath the initial phase of the development is leased from the University of Notre Dame over a 75 year term at a fixed rate for first two years and based on a percentage of certain revenues thereafter.  The total estimated project costs for all phases of this development are currently estimated to be approximately $200 million, our share of which is currently expected to be approximately $64 million. Our exposure to this amount may be limited under certain circumstances.

We own the retail and office components while the apartments are owned by a third party.  The hotel components of the project will be owned through joint ventures while the apartments and residential units are planned to be sold or operated through relationships with developers, owners and operators that specialize in residential real estate. We do not expect to own either the residential or the apartment complex components of the project, although we have jointly guaranteed the apartment developer’s construction loan, which at March 31, 2010 had an outstanding balance of approximately $27.4 million.  To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, the Company will be required to complete the construction, at which time the Company would expect to have the right to seek title to the assets and assume any construction borrowings related to the assets.

The first phase of the apartments opened during the second half of 2009 with the second phase expected to open in the second half of 2010.  Construction on the residential units will continue as demand warrants.  Vertical construction commenced on a limited service hotel in late 2009, and the opening of this project is expected to occur in the second half of 2010.  We receive development, construction management, and other fees from various aspects of this project.

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

Market Risk Related to Fixed and Variable Rate Debt

We had approximately $662 million of outstanding consolidated indebtedness as of March 31, 2010. As of this date, we were party to consolidated interest rate hedge agreements totaling $220 million, with interest rates ranging from 4.40% to 6.56% and maturities over various terms from 2011 through 2017.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been approximately 79% and 21%, respectively, of our total consolidated indebtedness at March 31, 2010.  Including our $15.8 million share of unconsolidated variable debt and the effect of related hedge agreements, our fixed and variable rate debt is 77% and 23%, respectively, of the total of consolidated and our share of unconsolidated indebtedness at March 31, 2010.

Based on the amount of our fixed rate debt at March 31, 2010, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $12.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $12.7 million. A 100 basis point change in interest rates on our consolidated variable rate debt as of March 31, 2010 would change our annual cash flow by approximately $1.4 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business. None of these actions are expected to have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Removed and Reserved

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

May 10, 2010	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 10, 2010	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
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