Form 10-Q
period 2010-06-30
KITE REALTY GROUP TRUST
filed 2010-08-09
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of Common Shares outstanding as of August 3, 2010 was 63,220,256 ($.01 par value)

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

Part I. FINANCIAL INFORMATION
Item 1.

Kite Realty Group Trust
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Investment properties, at cost:
Land	$226,094,850	$226,506,781
Land held for development	27,546,315	27,546,315
Buildings and improvements	749,417,510	736,027,845
Furniture, equipment and other	5,139,396	5,060,233
Construction in progress	180,889,327	176,689,227
	1,189,087,398	1,171,830,401
Less: accumulated depreciation	(142,426,340)	(127,031,144)
	1,046,661,058	1,044,799,257
Cash and cash equivalents	10,380,923	19,958,376
Tenant receivables, including accrued straight-line rent of $8,806,470 and $8,570,069, respectively, net of allowance for uncollectible accounts	16,793,319	18,537,031
Other receivables	6,769,776	9,326,475
Investments in unconsolidated entities, at equity	10,702,401	10,799,782
Escrow deposits	13,872,370	11,377,408
Deferred costs, net	21,164,713	21,509,070
Prepaid and other assets	4,969,800	4,378,045
Total Assets	$1,131,314,360	$1,140,685,444

Liabilities and Equity:
Mortgage and other indebtedness	$662,399,569	$658,294,513
Accounts payable and accrued expenses	36,397,129	32,799,351
Deferred revenue and other liabilities	16,468,913	19,835,438
Total Liabilities	715,265,611	710,929,302
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	45,785,248	47,307,115
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 63,212,015 shares and 63,062,083 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	632,120	630,621
Additional paid in capital and other	450,241,522	449,863,390
Accumulated other comprehensive loss	(5,376,956)	(5,802,406)
Accumulated deficit	(82,294,258)	(69,613,763)
Total Kite Realty Group Trust Shareholders' Equity	363,202,428	375,077,842
Noncontrolling Interests	7,061,073	7,371,185
Total Equity	370,263,501	382,449,027
Total Liabilities and Equity	$1,131,314,360	$1,140,685,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Minimum rent	$17,741,385	$17,900,174	$35,476,596	$35,834,674
Tenant reimbursements	4,259,847	4,654,376	9,101,108	9,192,463
Other property related revenue	849,036	1,770,070	1,948,848	3,360,074
Construction and service fee revenue	1,950,848	5,762,463	3,830,198	11,911,458
Total revenue	24,801,116	30,087,083	50,356,750	60,298,669
Expenses:
Property operating	3,733,851	3,880,359	8,308,203	9,156,072
Real estate taxes	3,163,086	3,544,973	6,539,400	6,280,623
Cost of construction and services	1,637,383	5,017,734	3,395,701	10,577,050
General, administrative, and other	1,254,792	1,545,964	2,630,762	2,889,044
Depreciation and amortization	12,165,390	8,678,413	20,710,245	16,139,475
Total expenses	21,954,502	22,667,443	41,584,311	45,042,264
Operating income	2,846,614	7,419,640	8,772,439	15,256,405
Interest expense	(7,237,738)	(6,991,624)	(14,334,601)	(13,768,132)
Income tax expense of taxable REIT subsidiary	(127,264)	(13,233)	(153,100)	(51,185)
(Loss) income from unconsolidated entities	(98,595)	121,017	(98,595)	152,517
Other income	66,810	35,622	132,560	84,506
(Loss) income from continuing operations	(4,550,173)	571,422	(5,681,297)	1,674,111
Loss from discontinued operations	—	(266,035)	—	(482,746)
Consolidated net (loss) income	(4,550,173)	305,387	(5,681,297)	1,191,365
Net loss (income) attributable to noncontrolling interests	529,618	(48,302)	586,062	(233,038)
Net (loss) income attributable to Kite Realty Group Trust	$(4,020,555)	$257,085	$(5,095,235)	$958,327

(Loss) income per common share - basic & diluted:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.06)	$0.01	$(0.08)	$0.03
Loss from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	—	—	(0.01)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.06)	$0.01	$(0.08)	$0.02

Weighted average common shares outstanding - basic	63,209,194	47,988,205	63,165,588	41,124,387
Weighted average common shares outstanding - diluted	63,209,194	48,081,453	63,165,588	41,198,377

Dividends declared per common share	$0.0600	$0.0600	$0.1200	$0.2125

Net (loss) income attributable to Kite Realty Group Trust common shareholders:
(Loss) income from continuing operations	$(4,020,555)	$485,607	$(5,095,235)	$1,362,385
Discontinued operations	—	(228,522)	—	(404,058)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(4,020,555)	$257,085	$(5,095,235)	$958,327

Consolidated net (loss) income	$(4,550,173)	$305,387	$(5,681,297)	$1,191,365
Other comprehensive income	435,129	1,803,153	479,467	2,092,952
Comprehensive (loss) income	(4,115,044)	2,108,540	(5,201,830)	3,284,317
Comprehensive loss (income) attributable to noncontrolling interests	480,789	(975,627)	532,045	(1,215,714)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(3,634,255)	$1,132,913	$(4,669,785)	$2,068,603

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Deficit	Total

Balances, December 31, 2009	63,062,083	$630,621	$449,863,390	$(5,802,406)	$(69,613,763)	$375,077,842
Stock compensation activity	135,018	1,350	378,737	—	—	380,087
Proceeds from employee share purchase plan	4,914	49	20,719	—	—	20,768
Other comprehensive income	—	—	—	425,450	—	425,450
Distributions declared	—	—	—	—	(7,585,260)	(7,585,260)
Net loss	—	—	—	—	(5,095,235)	(5,095,235)
Exchange of redeemable noncontrolling interests for common stock	10,000	100	129,900	—	—	130,000
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	(151,224)	—	—	(151,224)
Balances, June 30, 2010	63,212,015	$632,120	$450,241,522	$(5,376,956)	$(82,294,258)	$363,202,428

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Consolidated net (loss) income	$(5,681,297)	$1,191,365
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Loss (income) from unconsolidated entities	98,595	(152,517)
Straight-line rent	(239,822)	(854,283)
Depreciation and amortization	21,508,738	17,053,870
Provision for credit losses	462,836	1,200,537
Compensation expense for equity awards	246,394	283,454
Amortization of debt fair value adjustment	(215,429)	(215,429)
Amortization of in-place lease liabilities	(1,485,665)	(1,563,112)
Distributions of income from unconsolidated entities	—	72,000
Changes in assets and liabilities:
Tenant receivables	1,520,697	378,270
Deferred costs and other assets	(2,952,470)	9,612
Accounts payable, accrued expenses, deferred revenue and other liabilities	885,803	(6,027,438)
Net cash provided by operating activities	14,148,380	11,376,329
Cash flows from investing activities:
Capital expenditures, net	(20,244,451)	(16,026,633)
Change in construction payables	1,301,990	(3,291,327)
Contributions to unconsolidated entities	—	(9,112,912)
Net cash used in investing activities	(18,942,461)	(28,430,872)
Cash flows from financing activities:
Equity issuance proceeds, net of costs	20,768	87,621,061
Loan proceeds	19,394,688	64,660,320
Loan transaction costs	(226,798)	(370,074)
Loan payments	(15,074,203)	(72,364,200)
Distributions paid – common shareholders	(7,576,037)	(12,188,873)
Distributions paid – redeemable noncontrolling interests	(957,153)	(2,911,563)
Distributions to noncontrolling interests in properties	(364,637)	(48,000)
Net cash (used in) provided by financing activities	(4,783,372)	64,398,671
Net change in cash and cash equivalents	(9,577,453)	47,344,128
Cash and cash equivalents, beginning of period	19,958,376	9,917,875
Cash and cash equivalents, end of period	$10,380,923	$57,262,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiary.  At June 30, 2010, the Company owned interests in 55 operating properties (consisting of 51 retail properties, three commercial operating properties and an associated parking garage) and seven properties under development or redevelopment.

Note 2. Basis of Presentation, Consolidation and Investments in Joint Ventures, and Noncontrolling Interests

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2009 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

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

•
being the primary beneficiary of a VIE.  The primary beneficiary is defined as the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

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

The Centre

The third party loan secured by The Centre, a previously unconsolidated operating property in which we own a 60% interest, matured in the third quarter of 2009.  In order to pay off this loan, the Company made a capital contribution of $2.1 million and simultaneously extended a loan of $1.4 million to the partnership.  At June 30, 2010, $0.7 million of this loan remained outstanding, bearing interest at 15%, and is due within 30 days upon demand.  The Company’s extension of a loan and contribution of equity to the partnership caused the Company to conclude that The Centre qualifies as a VIE and the Company is its primary beneficiary.  As a result, the financial statements of The Centre were consolidated as of September 30, 2009, the assets and liabilities were recorded at fair value, and a non-cash gain of $1.6 million was recorded, of which the Company’s share was approximately $1.0 million.  A market participant income approach was utilized to estimate the fair value of the investment property, related intangibles, and noncontrolling interest.  The income approach required the Company to make assumptions about market leasing rates, discount rates, noncontrolling interests and disposal values using Level 2 and Level 3 inputs.

As of June 30, 2010, the Company had investments in seven joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of approximately $89.0 million which is secured by assets of the VIEs with net book values totaling approximately $177.7 million.  The Operating Partnership guarantees the debt of these VIEs; however, the VIEs could sell the properties in order to satisfy the outstanding obligations before the performance of a guarantee would be required.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

Noncontrolling Interests

Noncontrolling interests are reported as equity and the amount of consolidated net income specifically attributable to noncontrolling interests is identified in the accompanying condensed consolidated financial statements.  The noncontrolling interests in the Operating Partnership for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
Noncontrolling interests balance January 1	$7,371,185	$4,416,533
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	54,526	46,475
Distributions to noncontrolling interests	(364,638)	(48,000)
Noncontrolling interests balance at June 30	$7,061,073	$4,415,008

Redeemable noncontrolling interests in the Operating Partnership are reflected as temporary equity in the accompanying condensed consolidated balance sheets because the Company may be required to pay cash to unitholders upon redemption of their interests in the limited partnership under certain circumstances.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As noted above, noncontrolling interests, including redeemable interests, are recognized as an allocation of consolidated net income (loss) in the accompanying condensed consolidated statements of operations.  The redeemable noncontrolling interests in the Operating Partnership for the six months ended June 30, 2010 and 2009 was as follows:

	2010	2009
Redeemable noncontrolling interests balance January 1	$47,307,115	$67,276,904
Net (loss) income allocable to redeemable noncontrolling interests	(640,588)	186,563
Accrued distributions to redeemable noncontrolling interests	(956,520)	(1,711,091)
Other comprehensive income allocable to redeemable noncontrolling interests 1	54,017	982,676
Exchange of redeemable noncontrolling interest for common stock	(130,000)	—
Adjustment to redeemable noncontrolling interests - operating partnership	151,224	(17,823,708)
Redeemable noncontrolling interests balance at June 30	$45,785,248	$48,911,344

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The following sets forth comprehensive income allocable to noncontrolling interests for the six months ended June 30, 2010 and 2009:

	2010	2009
Accumulated comprehensive loss balance at January 1	$(731,835)	$(1,827,167)
Other comprehensive income allocable to noncontrolling interests 1	54,017	982,676
Accumulated comprehensive loss balance at June 30	$(677,818)	$(844,491)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The Company allocates net operating results of the Operating Partnership based on the partners’ weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The weighted average ownership interests of the Company and the redeemable noncontrolling interests in the Operating Partnership for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Company’s weighted average basic interest in Operating Partnership	88.8%	85.6%	88.8%	83.6%
Redeemable noncontrolling weighted average basic interests in Operating Partnership	11.2%	14.4%	11.2%	16.4%

Company’s weighted average diluted interest in Operating Partnership	88.8%	85.7%	88.8%	83.7%
Redeemable noncontrolling weighted average diluted interests in Operating Partnership	11.2%	14.3%	11.2%	16.3%

At both June 30, 2010 and December 31, 2009, the ownership interests of the Company and the noncontrolling interests in the Operating Partnership were 88.8% and 11.2%, respectively.

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged, at our option, for either cash or common shares under certain circumstances and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net loss for the three and six months ended June 30, 2010, the potentially dilutive securities were not dilutive for 2010.  The only securities that had a potentially dilutive effect for the three and six months ended June 30, 2009 were outstanding share options and deferred share units, the dilutive effect of which was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dilutive effect of outstanding share options to outstanding common shares	—	54,116	—	44,742
Dilutive effect of deferred share units to outstanding common shares	—	39,132	—	29,248
Total dilutive effect	—	93,248	—	73,990

For the three and six months ended June 30, 2010, approximately 1.1 million outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive.  For the three and six months ended June 30, 2009, approximately 1.5 million outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive.

Note 4. Discontinued Operations

In December 2009, the Company transferred its Galleria Plaza operating property in Dallas, Texas to the ground lessor.  The Company had determined during the third quarter of 2009 that there was no value to the improvements and intangibles related to Galleria Plaza and recognized a non-cash impairment charge of $5.4 million to write off the net book value of the property.  Since the Company ceased operating this property during the fourth quarter of 2009, its operating results have been reclassified and are reflected as discontinued operations for the three and six months ended June 30, 2009.

Note 5. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at June 30, 2010 and December 31, 2009:

	Balance at
	June 30, 2010	December 31, 2009
Line of credit	$93,800,000	$77,800,000
Term loan	55,000,000	55,000,000
Notes payable secured by properties under construction - variable rate	73,590,518	77,143,865
Mortgage notes payable - fixed rate	299,424,046	300,893,193
Mortgage notes payable - variable rate	139,822,664	146,479,685
Net premiums on acquired debt	762,341	977,770
Total mortgage and other indebtedness	$662,399,569	$658,294,513

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at June 30, 2010, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$299,424,046	5.0	6.08%	45%
Floating rate debt (hedged)	219,587,874	1.4	5.70%	33%
Total fixed rate debt, considering hedges	519,011,920	3.5	5.92%	78%
Notes payable secured by properties under construction - variable rate	73,590,518	2.2	3.73%	11%
Other variable rate debt	288,622,664	1.6	2.70%	44%
Floating rate debt (hedged)	(219,587,874)	-1.4	-2.58%	-33%
Total variable rate debt, considering hedges	142,625,308	2.1	3.40%	22%
Net premiums on acquired debt	762,341	N/A	N/A	N/A
Total debt	$662,399,569	3.2	5.38%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.  Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread of 125 to 400 basis points.  At June 30, 2010, the one-month LIBOR interest rate was 0.35%.  Fixed interest rates on mortgage loans range from 5.16% to 7.65%.

For the six months ended June 30, 2010, the Company had loan borrowings of $19.4 million and loan repayments of $15.1 million.  The major components of this activity are as follows:

•	Draws of approximately $16.0 million were made on the unsecured revolving credit facility;

•	Draws of approximately $3.2 million were made on the variable rate construction loan at the Eddy Street Commons development project;

•	The Company made a paydown of $5.1 million on the Bayport Commons variable rate loan.

•
The maturity date of the construction loan on the South Elgin Commons property was extended to September 2013 at an interest rate of LIBOR + 325 basis points.  The Company funded a $1.6 million paydown with cash and borrowings on the unsecured revolving credit facility;

•
The maturity date of the variable rate loan on the Shops at Rivers Edge property was extended to February 2013 at an interest rate of LIBOR + 400 basis points.  The Company funded a $0.6 million paydown with cash.  The Company intends to convert this loan to a construction loan for the redevelopment of the asset;

•
The maturity date of the construction loan on the Cobblestone Plaza property was extended to February 2013 at an interest rate of LIBOR + 350 basis points.  The Company funded a $2.9 million paydown with cash and borrowings on the unsecured revolving credit facility;

•	The Company made a scheduled paydown of $2.3 million on the Delray Marketplace construction loan. The total loan commitment was simultaneously reduced to $7.1 million; and

•	The Company made principal payments totaling approximately $2.5 million.

Unsecured Revolving Credit Facility and Unsecured Term Loan

The unsecured revolving credit facility (the “unsecured facility”) has a maturity date of February 20, 2011, with a one-year extension option to February 20, 2012 (subject to certain customary conditions, including continued compliance with restrictive covenants).  The unsecured term loan ( the “Term Loan”) has a maturity date of July 15, 2011.

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of June 30, 2010, the Company has 50 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 46 are wholly owned and four are owned through joint ventures.  As of June 30, 2010, the total amount available for borrowing under the unsecured credit facility was approximately $53.2 million.

The Operating Partnership’s ability to borrow further amounts under the unsecured facility and the Term Loan is subject to ongoing compliance by the Company, the Operating Partnership and their subsidiaries with various restrictive covenants, including those with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  The unsecured facility and the Term Loan also require the Company to satisfy certain financial covenants.

Fair Value of Fixed and Variable Rate Debt

As of June 30, 2010, the fair value of fixed rate debt was approximately $313.5 million compared to the book value of $299.4 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.47% to 5.52%.  As of June 30, 2010, the fair value of variable rate debt was approximately $354.5 million compared to the book value of $362.2 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.60% to 7.90%.

Note 6. Shareholders’ Equity

On June 17, 2010, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share for the second quarter of 2010.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.06 per Operating Partnership unit for the same period.  These distributions were paid on July 14, 2010 to shareholders and unitholders of record as of July 7, 2010.

In February 2010, the Compensation Committee of the Company’s Board of Trustees approved long-term equity incentive compensation awards totaling approximately 124,000 restricted shares and 146,000 share options to management and other employees.  The restricted shares were granted at a fair value of $4.15 and will vest ratably over a period of three to five years beginning on the first anniversary date of the grant.  The share options were issued with an exercise price of $4.15 and will vest ratably over five years beginning on the first anniversary date of the grant.  The fair value of the options was determined using the Black-Scholes valuation methodology.

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges.  The Company has agreements with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of June 30, 2010, the Company was party to various consolidated cash flow hedge agreements with notional amounts totaling $219.6 million, which effectively fix certain variable rate debt at interest rates ranging from 2.98% to 6.56% and mature over various terms through 2017.

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

As a basis for considering market participant assumptions in fair value measurements, accounting guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs for identical instruments that are classified within Level 1 and observable inputs for similar instruments that are classified within Level 2)  and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3).  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

At June 30, 2010 the fair value of the Company’s interest rate hedge liabilities was approximately $6.5 million, including accrued interest of approximately $0.5 million, and was recorded in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  At December 31, 2009 the fair value of the Company’s interest rate hedge liabilities was approximately $7.0 million, including accrued interest of approximately $0.5 million, and was recorded in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

The Company currently expects an increase to interest expense of approximately $5.2 million as the hedged forecasted interest payments occur.  No hedge ineffectiveness on cash flow hedges was recognized by the Company during any period presented.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings during the remainder of 2010 and the first half of 2011.  During the three months ended June 30, 2010 and 2009, approximately $1.7 million and $1.6 million, respectively, was reclassified as a reduction to earnings.  During the six months ended June 30, 2010 and 2009, approximately $3.5 million and $3.0 million, respectively, was reclassified as a reduction to earnings.

The Company’s share of net unrealized gains (losses) on its interest rate hedge agreements are the only components of its accumulated comprehensive loss.  The following sets forth comprehensive (loss) income allocable to the Company for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net (loss) income attributable to Kite Realty Group Trust	$(4,020,555)	$257,085	$(5,095,235)	$958,327
Other comprehensive income allocable to Kite Realty Group Trust1	386,300	875,828	425,450	1,110,276
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(3,634,255)	$1,132,913	$(4,669,785)	$2,068,603

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 8. Redevelopment Activities

During the second quarter of 2010, the Company completed plans for its redevelopment projects at Shops at Rivers Edge and Coral Springs Plaza.  As part of finalizing its plans, the Company reduced the estimated useful lives of certain assets that are scheduled to be demolished.  As a result of this change in estimate, a total of $3.4 million of additional depreciation was recognized in the second quarter of 2010, and further depreciation related to this change in estimate will be recorded in the third quarter of 2010.  The additional depreciation reduced income from continuing operations and net income by $3.4 million for the three and six months ended June 30, 2010.  On a per-share basis, the effect of accelerated depreciation reduced earnings per share by $0.05 for the three and six months ended June 30, 2010.  Additional discussion of these redevelopment projects follows:

Shops at Rivers Edge, Indianapolis, Indiana

The former anchor tenant’s lease at this property expired on March 31, 2010.  The Company has secured Nordstrom Rack and the Container Store as new anchor tenants for this property.  The renovations to accommodate these new tenants will begin in the third quarter of 2010 with expected delivery in the first half of 2011.  The Company currently anticipates its incremental investment in the redevelopment at the Shops at Rivers Edge will be approximately $15.5 million, which may increase depending on the outcome of current negotiations with additional tenants. The Company recognized $2.9 million of additional depreciation related to this property in the second quarter of 2010.

Coral Springs Plaza, Boca Raton, Florida

Toys “R” Us/Babies “R” Us has executed a lease with the Company to occupy the entire center, which was formerly anchored by Circuit City.  This new tenant is expected to open during the fourth quarter of 2010.  The Company currently anticipates its incremental investment in the redevelopment at Coral Springs Plaza will be approximately $4.5 million. The Company recognized $0.5 million of additional depreciation related to this property in the second quarter of 2010.

Note 9. Segment Data

The operations of the Company are aligned into two business segments: (1) real estate operations and (2) development, construction and advisory services.  Segment data of the Company for the three and six months ended June 30, 2010 and 2009 are as follows:

Three Months Ended June 30, 2010	Real Estate Operations	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$22,903,366	$3,686,197	$26,589,563	$(1,788,447)	$24,801,116
Operating expenses, cost of construction and services, general, administrative and other	8,177,767	3,352,654	11,530,421	(1,741,309)	9,789,112
Depreciation and amortization	12,117,312	48,078	12,165,390	—	12,165,390
Operating income	2,608,287	285,465	2,893,752	(47,138)	2,846,614
Interest expense	(7,342,411)	(44,785)	(7,387,196)	149,458	(7,237,738)
Income tax expense of taxable REIT subsidiary	—	(127,264)	(127,264)	—	(127,264)
Loss from unconsolidated entities	(4,979)	(93,616)	(98,595)	—	(98,595)
Other income	208,027	8,241	216,268	(149,458)	66,810
Consolidated net (loss) income	(4,531,076)	28,041	(4,503,035)	(47,138)	(4,550,173)
Net loss (income) attributable to noncontrolling interests	527,487	(3,129)	524,358	5,260	529,618
Net (loss) income attributable to Kite Realty Group Trust	$(4,003,589)	$24,912	$(3,978,677)	$(41,878)	$(4,020,555)
Total assets at June 30, 2010	$1,132,121,646	$20,727,636	$1,152,849,282	$(21,534,922)	$1,131,314,360

Three Months Ended June 30, 2009	Real Estate Operations	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$24,656,710	$14,131,964	$38,788,674	$(8,701,591)	$30,087,083
Operating expenses, cost of construction and services, general, administrative and other	8,242,052	14,456,012	22,698,064	(8,709,034)	13,989,030
Depreciation and amortization	8,632,630	45,783	8,678,413	—	8,678,413
Operating income (loss)	7,782,028	(369,831)	7,412,197	7,443	7,419,640
Interest expense	(7,085,796)	(17,995)	(7,103,791)	112,167	(6,991,624)
Income tax expense of taxable REIT subsidiary	—	(13,233)	(13,233)	—	(13,233)
Income from unconsolidated entities	121,017	—	121,017	—	121,017
Other income	147,789	—	147,789	(112,167)	35,622
Income (loss) from continuing operations	965,038	(401,059)	563,979	7,443	571,422
Loss from discontinued operations	(266,035)	—	(266,035)	—	(266,035)
Consolidated net income (loss)	699,003	(401,059)	297,944	7,443	305,387
Net (income) loss attributable to noncontrolling interests	(79,396)	31,682	(47,714)	(588)	(48,302)
Net income (loss) attributable to Kite Realty Group Trust	$619,607	$(369,377)	$250,230	$6,855	$257,085
Total assets at June 30, 2009	$1,164,188,621	$32,550,201	$1,196,738,822	$(29,254,885)	$1,167,483,937

Six Months Ended June 30, 2010	Real Estate Operations	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$46,920,217	$7,617,000	$54,537,217	$(4,180,467)	$50,356,750
Operating expenses, cost of construction and services, general, administrative and other	17,661,029	7,416,663	25,077,692	(4,203,626)	20,874,066
Depreciation and amortization	20,619,189	91,056	20,710,245	—	20,710,245
Operating income	8,639,999	109,281	8,749,280	23,159	8,772,439
Interest expense	(14,544,171)	(95,900)	(14,640,071)	305,470	(14,334,601)
Income tax expense of taxable REIT subsidiary	—	(153,100)	(153,100)	—	(153,100)
Loss from unconsolidated entities	(4,979)	(93,616)	(98,595)	—	(98,595)
Other income	429,789	8,241	438,030	(305,470)	132,560
Consolidated net loss	(5,479,362)	(225,094)	(5,704,456)	23,159	(5,681,297)
Net loss attributable to noncontrolling interests	563,510	25,139	588,649	(2,587)	586,062
Net loss attributable to Kite Realty Group Trust	$(4,915,852)	$(199,955)	$(5,115,807)	$20,572	$(5,095,235)
Total assets at June 30, 2010	$1,132,121,646	$20,727,636	$1,152,849,282	$(21,534,922)	$1,131,314,360

Six Months Ended June 30, 2009	Real Estate Operations	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$48,641,133	$27,976,987	$76,618,120	$(16,319,451)	$60,298,669
Operating expenses, cost of construction and services, general, administrative and other	16,795,390	28,404,255	45,199,645	(16,296,856)	28,902,789
Depreciation and amortization	16,049,434	90,041	16,139,475	—	16,139,475
Operating income (loss)	15,796,309	(517,309)	15,279,000	(22,595)	15,256,405
Interest expense	(13,974,132)	(17,995)	(13,992,127)	223,995	(13,768,132)
Income tax expense of taxable REIT subsidiary	—	(51,185)	(51,185)	—	(51,185)
Income from unconsolidated entities	152,517	—	152,517	—	152,517
Other income	308,501	—	308,501	(223,995)	84,506
Income from continuing operations	2,283,195	(586,489)	1,696,706	(22,595)	1,674,111
Loss from discontinued operations	(482,746)	—	(482,746)	—	(482,746)
Consolidated net income (loss)	1,800,449	(586,489)	1,213,960	(22,595)	1,191,365
Net (income) loss attributable to noncontrolling interests	(332,226)	95,506	(236,720)	3,682	(233,038)
Net income (loss) attributable to Kite Realty Group Trust	$1,468,223	$(490,983)	$977,240	$(18,913)	$958,327
Total assets at June 30, 2009	$1,164,188,621	$32,550,201	$1,196,738,822	$(29,254,885)	$1,167,483,937

Note 10. Commitments and Contingencies

Eddy Street Commons at Notre Dame

Eddy Street Commons at the University of Notre Dame, located adjacent to the university in South Bend, Indiana, is the Company’s most significant in-process development project.  This multi-phase project includes retail, office, hotels, a parking garage, apartments, and residential units.  The Company wholly owns the retail and office components while other components are or are expected to be owned by third parties or through joint ventures.  The initial phase of the project partially opened in late 2009 and consists of the retail, office and apartment and residential units.  The ground beneath the initial phase of the development is leased from the University of Notre Dame over a 75 year term at a fixed rate for the first two years and based on a percentage of certain revenues thereafter.   A limited service hotel, which is owned by an unconsolidated joint venture in which the Company holds a 50% interest, opened in June 2010.  The Company’s share of the projected cost of this hotel is approximately $5.5 million, which is being funded by a third-party construction loan.

The City of South Bend has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which were used for the construction of the parking garage and infrastructure improvements to this project.  The majority of the bonds are expected to be funded by real estate tax payments made by the Company and subject to reimbursement from the tenants of the property; however, the Company has no obligation to repay or guarantee the bonds.  If there are delays in the development, the Company is obligated to pay certain fees.  However, the Company has an agreement with the City of South Bend to limit its exposure to a maximum of $1 million as to such fees.  In addition, the Company will not be in default concerning other obligations under the agreement with the City of South Bend so long as it commences and diligently pursues the completion of its obligations under that agreement.

Although the Company does not expect to own either the residential or the apartment complex components of the project, the Company has jointly guaranteed the apartment developer’s construction loan, which at June 30, 2010, had an outstanding balance of approximately $30.0 million.  The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and a similar agreement in favor of the City of South Bend to complete all phases of the $200 million project (the Company’s portion of which is approximately $64 million), with the exception of certain of the residential units, consistent with commitments the Company typically makes in connection with other bank-funded development projects.  To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, the Company will be required to complete the construction, at which time the Company would expect to have the right to seek title to the assets and assume any construction borrowings related to the assets.  The Company will have certain remedies against the developers if they were to fail to complete the construction.  If the Company fails to fulfill its contractual obligations in connection with the project, but is timely commencing and pursuing a cure, it will not be in default to either the University of Notre Dame and the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture under circumstances where the lender has limited recourse to the Company.  As of June 30, 2010, the Company’s share of unconsolidated joint venture indebtedness was approximately $17.0 million, $13.5 million of which was related to the Parkside Town Commons development.  The remaining $3.5 million represents the Company’s share of the $7.0 million drawn on the Eddy Street Commons limited service hotel construction loan.

As of June 30, 2010, the Operating Partnership had guaranteed its $13.5 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.  Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

Other Commitments and Contingencies

The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business. None of these actions are expected to have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows taken as a whole.

As of June 30, 2010, the Company had outstanding letters of credit totaling $5.2 million.  At that date, there were no amounts advanced against these instruments.

Note 11. Recent Accounting Pronouncements

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

 Overview

Our Business and Properties

Kite Realty Group Trust, through its majority-owned subsidiary, Kite Realty Group, L.P., is engaged in the ownership, operation, management, leasing, acquisition, construction, redevelopment, and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  We derive revenues primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties.  We also derive revenues from providing management, leasing, real estate development, construction, and real estate advisory services through our taxable REIT subsidiary.  Our operating results therefore depend materially on the ability of our tenants to make required rental payments, our ability to provide such services to third parties, conditions in the U.S. retail sector, and overall real estate market conditions.

As of June 30, 2010, we owned interests in a portfolio of 51 operating retail properties totaling approximately 7.9 million square feet of gross leasable area (including non-owned anchor space) and also owned interests in three operating commercial properties totaling approximately 0.5 million square feet of net rentable area and an associated parking garage.  Also, as of June 30, 2010, we had an interest in seven in-process development and redevelopment properties which, upon completion, are anticipated to have approximately 1.1 million square feet of total gross leasable area.

In addition to our in-process developments and redevelopments, we have future developments which include land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of June 30, 2010, these future developments consisted of six projects that are expected to contain approximately 2.8 million square feet of total gross leasable area upon completion.

Finally, as of June 30, 2010, we also owned interests in other land parcels comprising approximately 95 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.  These land parcels are classified as “Land held for development” in the accompanying condensed consolidated balance sheet.

Current Business Environment

Global economic and financial uncertainty persisted into the second quarter of 2010, and a relatively low level of consumer spending continued to adversely impact the businesses of our retail tenants and, in turn, our business.   These conditions may continue to impact our business in, among others, the following ways: higher than normal tenant bankruptcies; curtailment of our tenants’ operations; delay or postponement by current or potential tenants from entering into long-term leases with us; decreased demand for retail space; difficulty in collecting rent; our need to make rent adjustments and concessions; our outlay of additional capital to prepare a tenant to open for business; and termination of leases with us by our tenants.

            We believe the difficult economic conditions experienced by both our tenants and by us during the second quarter of 2010 may continue through the year and possibly beyond.  While it is not clear how long these conditions will last, we believe that meaningful job growth (and a consequential increase in consumer spending) may not develop until the later stages of a broad economic recovery, although certain of our markets may begin to experience job growth sooner than the nation as a whole.  Despite these difficult economic conditions, during the first half of 2010, we experienced a moderate increase in interest by national and local businesses in leasing space in our shopping centers.  For the first half of 2010, we executed a total of approximately 560,000 square feet of new and renewal leases compared to approximately 325,000 square feet in the same period of the prior year.  We believe there will continue to be leasing opportunities during the remainder of 2010 because leasing transactions tend to be driven by specific tenants’ space needs originating from lease expirations, expansions, mergers and other considerations.

Heightened by the length of the current economic downturn, we continually monitor events and changes in circumstances that could indicate the carrying value of our real estate assets may not be recoverable.  The ongoing challenging market conditions could require us to recognize an impairment charge with respect to one or more of our properties.  There were, however, no impairments recorded as of June 30, 2010.

Ongoing Actions Taken to Address Challenging Business Environment

During the second quarter of 2010, we continued to undertake several previously announced initiatives to strengthen our balance sheet and to successfully execute our business plan in light of the challenging economic conditions in the U.S., including:

Address Near-Term Maturities.  We continue to seek to refinance or extend our indebtedness.  Approximately 60% of our consolidated 2011 debt maturities consist of our unsecured revolving credit facility (the “unsecured facility”) and unsecured term loan (the “Term Loan”), which had outstanding balances of approximately $94 million and $55 million, respectively, as of June 30, 2010.  Our Term Loan matures in July 2011 and our unsecured facility matures in February 2011.  Our unsecured facility has a one year extension option available to February 2012, subject to certain customary conditions, including continued compliance with restrictive covenants.

The remaining $111 million of our 2011 maturities consists of property-level debt, of which $43 million have automatic extensions of one to two years, subject to certain customary conditions.  We are beginning discussions with our existing and potential replacement lenders to refinance or obtain extensions on all of our 2011 debt maturities.

Reduce Development and Construction Activity.  We have reduced our construction and development activity, and no new development projects have been commenced by us in 2009 or 2010.  For a discussion of our ongoing and planned development and redevelopment projects, see “Liquidity and Capital Resources – Short and Long-Term Liquidity Requirements.”

Reduce Overhead.  We continue to seek to achieve overhead and other cost savings to help preserve capital and improve liquidity.

Access the Capital Markets.  We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

Monitor Our Cash Distribution Policy.  In May 2009, our Board of Trustees reduced our quarterly cash distribution to $0.06 per common share. The reduced distribution of $0.06 per share has been maintained in each subsequent quarter including the quarter ended June 30, 2010.  The lowering of our distributions has allowed us to conserve cash to fund working capital and for other general corporate purposes.  Each quarter, management discusses with our Board our liquidity requirements and other relevant factors before the Board determines whether and in what amount to declare a cash distribution.

Continued Focus on Leasing.  We continued to execute several initiatives to improve the execution of our leasing strategy.  During the second quarter of 2010, we executed new and renewal leases totaling approximately 216,000 square feet.

Results of Operations

At June 30, 2010, we owned interests in 55 operating properties (consisting of 51 retail properties, three operating commercial properties and an associated parking garage) and seven entities that held interests in in-process development or redevelopment properties. Of the total 62 properties held at June 30, 2010, the limited service hotel component of the development at Eddy Street Commons in South Bend, Indiana was owned through an unconsolidated joint venture and accounted for under the equity method.

At June 30, 2009, we owned interests in 55 operating properties (consisting of 51 retail properties, three operating commercial properties and an associated parking garage) and eight entities that held interests in in-process development or redevelopment properties. Of the total 63 properties held at June 30, 2009, one operating property and the limited service hotel component of the Eddy Street Commons development were owned through unconsolidated joint ventures and accounted for under the equity method.

The comparability of results of operations is significantly affected by our development, redevelopment, and operating property acquisition and disposition activities in 2009 and 2010.  Therefore, we believe it is most useful to review the comparisons of our 2009 and 2010 results of operations in conjunction with the discussion of our significant development, redevelopment, and operating property acquisition and disposition activities during those periods, which such discussion is set forth directly below.

Development Activities

The following in-process development properties were operational or partially operational at various times from January 1, 2009 through June 30, 2010:

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

Redevelopment Activities

The following properties were in redevelopment status at various times during the period from January 1, 2009 through June 30, 2010:

Property Name	MSA	Transition Date1	Owned GLA
Coral Springs Plaza	Ft. Lauderdale, Florida	March 2009	45,906
Courthouse Shadows	Naples, Florida	September 2008	134,867
Four Corner Square	Maple Valley, Washington	September 2008	29,177
Bolton Plaza	Jacksonville, Florida	June 2008	172,938
Shops at Rivers Edge	Indianapolis, Indiana	June 2008	110,875

____________________
1	Transition date represents the date the property was transferred from our operating portfolio to our redevelopment projects.

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

In the fourth quarter of 2009, we transferred our Galleria Plaza operating property in Dallas, Texas to the ground lessor.  We had recognized a non-cash impairment charge of $5.4 million to write off the net book value of the property in the third quarter of 2009.  Galleria Plaza’s operating results have been reclassified and are reflected as discontinued operations for the three and six months ended June 30, 2009.

Comparison of Operating Results for the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

The following table reflects our consolidated statements of operations for the three months ended June 30, 2010 and 2009 (unaudited):

	2010	2009	Increase (Decrease) 2010 to 2009
Revenue:
Rental income (including tenant reimbursements)	$22,001,232	$22,554,550	$(553,318)
Other property related revenue	849,036	1,770,070	(921,034)
Construction and service fee revenue	1,950,848	5,762,463	(3,811,615)
Total Revenue	24,801,116	30,087,083	(5,285,967)
Expenses:
Property operating expense	3,733,851	3,880,359	(146,508)
Real estate taxes	3,163,086	3,544,973	(381,887)
Cost of construction and services	1,637,383	5,017,734	(3,380,351)
General, administrative, and other	1,254,792	1,545,964	(291,172)
Depreciation and amortization	12,165,390	8,678,413	3,486,977
Total Expenses	21,954,502	22,667,443	(712,941)
Operating income	2,846,614	7,419,640	(4,573,026)
Interest expense	(7,237,738)	(6,991,624)	246,114
Income tax expense of taxable REIT subsidiary	(127,264)	(13,233)	114,031
(Loss) income from unconsolidated entities	(98,595)	121,017	(219,612)
Other income	66,810	35,622	31,188
(Loss) income from continuing operations	(4,550,173)	571,422	(5,121,595)
Loss from discontinued operations	—	(266,035)	266,035
Consolidated net (loss) income	(4,550,173)	305,387	(4,855,560)
Net loss (income) attributable to noncontrolling interests	529,618	(48,302)	577,920
Net (loss) income attributable to Kite Realty Group Trust	$(4,020,555)	$257,085	$(4,277,640)

Rental income (including tenant reimbursements) decreased approximately $0.6 million, or 2.5%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$803,810
Consolidation of The Centre	303,815
Properties under redevelopment during 2009 and/or 2010	(195,456)
Properties fully operational during 2009 and 2010 and other	(1,465,487)
Total	$(553,318)

    Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $1.5 million decrease in rental income was primarily due to the following:

•	$0.9 million decrease in tenant reimbursements due to a reduction in recoverable expenses;

•	$0.2 million decrease at two of our properties due to the bankruptcy of Circuit City in 2009;

•	$0.2 million from the 2009 sale of Eagle Creek II asset;

•	$0.1 million due to higher write offs of straight-line rent receivable in 2010 related to terminated tenants; and

•	$0.1 million related to the net decrease in tenancy at these properties between periods.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales.  This revenue decreased approximately $0.9 million, or 52%, primarily as a result of a $0.6 million decrease in gains on land sales and the 2009 $0.4 million reversal of an estimated liability for which the Company is no longer obligated, offset by minor net increases in other categories of revenue.

Construction revenue and service fees decreased approximately $3.8 million, or 66%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our strategic decision to reduce third party construction activity.

Property operating expenses decreased approximately $0.1 million, or 4%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$154,326
Consolidation of The Centre	56,763
Properties under redevelopment during 2009 and/or 2010	(86,723)
Properties fully operational during 2009 and 2010 and other	(270,874)
Total	$(146,508)

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $0.3 million decrease in property operating expenses was primarily due to the following:

•	$0.1 million net decrease in bad debt expense at a number of our operating properties; and

•
$0.2 million decrease (due to cost containment efforts) in landscaping, parking lot, repairs, maintenance and insurance expenses, a portion of which is refundable to tenants and reflected as a reduction in tenant reimbursement revenue.

Real estate taxes decreased approximately $0.4 million, or 11%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$438,671
Consolidation of The Centre	27,149
Properties under redevelopment during 2009 and/or 2010	(57,161)
Properties fully operational during 2009 and 2010 and other	(790,546)
Total	$(381,887)

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $0.8 million decrease in real estate taxes was primarily due to the timing of the reassessments of our operating properties and the effects of successful appeals of these assessments.  Specifically, $0.6 million of the decrease related to an amount recorded in 2009 at one of our commercial office properties.  The majority of increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Cost of construction and services decreased approximately $3.4 million, or 67%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our strategic decision to reduce third party construction activity.

General, administrative and other expenses decreased approximately $0.3 million, or 19%, due to declines in personnel-related expenses and various costs of operating as a public company.

Depreciation and amortization expense increased approximately $3.5 million, or 40%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$190,002
Consolidation of The Centre	203,937
Properties under redevelopment during 2009 and/or 2010	3,475,668
Properties fully operational during 2009 and 2010 and other	(382,630)
Total	$3,486,977

The $3.5 million increase in total depreciation and amortization expense was due to additional depreciation on the Coral Springs Plaza and Shops at Rivers Edge redevelopment properties.  Redevelopment plans for these properties were finalized during the second quarter of 2010, resulting in a reduction to the useful lives of certain assets that are scheduled to be demolished.  Further depreciation resulting from the reduction to these assets’ useful lives will be recorded in the third quarter of 2010.

Interest expense increased approximately $0.2 million, or 4%.  This increase is primarily due to new borrowings and debt refinanced at higher interest rates since the second quarter of 2009, partially offset by net debt repayments during the same period.

Income tax expense increased $0.1 million primarily due to income to our taxable REIT subsidiary related to the sale of residential assets at the Eddy Street Commons development in the second quarter of 2010.

(Loss) income from unconsolidated entities changed from income of $121 thousand in 2009 to a loss of $98 thousand in 2010.  The $121 thousand of income in 2009 relates to The Centre operating property, which was consolidated in September 2009.  The loss of $98 thousand in 2010 primarily represents pre-operating expenses related to the limited service hotel at our Eddy Street Commons development property, which opened in June 2010.  Our other equity method joint venture is under development and is not yet generating operating results.

Operating loss from discontinued operations was $0.3 million in 2009.  Discontinued operations in 2009 resulted from the transfer of our Galleria Plaza property to the ground lessor.

Net loss (income) attributable to noncontrolling interests changed from income of $48 thousand in 2009 to a loss of $0.5 million in 2010.  In 2009, we had consolidated net income of $0.3 million, while in 2010 we had a consolidated net loss of $4.5 million.  Net loss (income) attributable to noncontrolling interests generally reflects the percentage of the Operating Partnership owned by the limited partners.  Due to the May 2009 common share offering, the limited partners’ weighted average diluted ownership percentage declined from 14.3% in the second quarter of 2009 to 11.2% in the second quarter of 2010.

Comparison of Operating Results for the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

The following table reflects our consolidated statements of operations for the six months ended June 30, 2010 and 2009 (unaudited):

	2010	2009	Increase (Decrease) 2010 to 2009
Revenue:
Rental income (including tenant reimbursements)	$44,577,704	$45,027,137	$(449,433)
Other property related revenue	1,948,848	3,360,074	(1,411,226)
Construction and service fee revenue	3,830,198	11,911,458	(8,081,260)
Total Revenue	50,356,750	60,298,669	(9,941,919)
Expenses:
Property operating expense	8,308,203	9,156,072	(847,869)
Real estate taxes	6,539,400	6,280,623	258,777
Cost of construction and services	3,395,701	10,577,050	(7,181,349)
General, administrative, and other	2,630,762	2,889,044	(258,282)
Depreciation and amortization	20,710,245	16,139,475	4,570,770
Total Expenses	41,584,311	45,042,264	(3,457,953)
Operating income	8,772,439	15,256,405	(6,483,966)
Interest expense	(14,334,601)	(13,768,132)	566,469
Income tax expense of taxable REIT subsidiary	(153,100)	(51,185)	101,915
(Loss) income from unconsolidated entities	(98,595)	152,517	(251,112)
Other income	132,560	84,506	48,054
(Loss) income from continuing operations	(5,681,297)	1,674,111	(7,355,408)
Loss from discontinued operations	—	(482,746)	482,746
Consolidated net (loss) income	(5,681,297)	1,191,365	(6,872,662)
Net loss (income) attributable to noncontrolling interests	586,062	(233,038)	819,100
Net (loss) income attributable to Kite Realty Group Trust	$(5,095,235)	$958,327	$(6,053,562)

Rental income (including tenant reimbursements) decreased approximately $0.5 million, or 1%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$1,759,539
Consolidation of The Centre	580,225
Properties under redevelopment during 2009 and/or 2010	(367,613)
Properties fully operational during 2009 and 2010 and other	(2,421,584)
Total	$(449,433)

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $2.4 million decrease in rental income was primarily due to the following:

•	$0.8 million decrease in tenant reimbursements due to a reduction in recoverable expenses;

•	$0.5 million decrease at two of our properties due to the bankruptcy of Circuit City in 2009;

•	$0.4 million from the 2009 sale of Eagle Creek II asset;

•	$0.4 million due to higher write offs of straight-line rent receivable in 2010 related to terminated tenants; and

•	$0.3 million related to the net decrease in tenancy at these properties between periods.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains on land sales.  This revenue decreased approximately $1.4 million, or 42%, primarily as a result of a $1.2 million decrease in gains on land sales and the 2009 $0.4 million reversal of an estimated liability for which the Company is no longer obligated, offset by a $0.2 million increase in lease termination and parking revenue.

Construction revenue and service fees decreased approximately $8.1 million, or 68%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our strategic decision to reduce third party construction activity.

Property operating expenses decreased approximately $0.8 million, or 9%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$229,445
Consolidation of The Centre	101,558
Properties under redevelopment during 2009 and/or 2010	(143,398)
Properties fully operational during 2009 and 2010 and other	(1,035,474)
Total	$(847,869)

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $1.0 million decrease in property operating expenses was primarily due to the following:

•	$0.6 million net decrease in bad debt expense at a number of our operating properties; and

•
$0.4 million decrease (due to cost containment efforts) in landscaping, parking lot, repairs, maintenance and insurance expenses, a portion of which is refundable to tenants and reflected as a reduction in tenant reimbursement revenue.

Real estate taxes increased approximately $0.3 million, or 4%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$764,259
Consolidation of The Centre	70,501
Properties under redevelopment during 2009 and/or 2010	(150,794)
Properties fully operational during 2009 and 2010 and other	(425,189)
Total	$258,777

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $0.4 million decrease in real estate taxes was primarily due to the timing of the reassessments of our operating properties and the effects of successful appeals of these assessments.  Specifically, $0.6 million of the decrease related to an amount recorded in 2009 at one of our commercial office properties, which was partially offset by increases at other properties. The majority of increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Cost of construction and services decreased approximately $7.2 million, or 68%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our strategic decision to reduce third party construction activity.

General, administrative and other expenses decreased approximately $0.3 million, or 9%, due to declines in personnel-related expenses and various costs of operating as a public company.

Depreciation and amortization expense increased approximately $4.6 million, or 28%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$484,166
Consolidation of The Centre	410,372
Properties under redevelopment during 2009 and/or 2010	3,480,640
Properties fully operational during 2009 and 2010 and other	195,592
Total	$4,570,770

Of the $4.6 million total increase in depreciation and amortization expense, $3.5 million was due to additional depreciation on the Coral Springs Plaza and Shops at Rivers Edge redevelopment properties.  Redevelopment plans for these properties were finalized during the second quarter of 2010, resulting in a reduction to the useful lives of certain assets that are scheduled to be demolished.  Further depreciation resulting from the reduction to these assets’ useful lives will be recorded in the third quarter of 2010.  Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $0.2 million increase in depreciation and amortization expense was primarily due to the higher amounts of accelerated depreciation and amortization of vacated tenant costs related to tenants terminated at our operating properties in the first half of 2010 as compared to the same period of the prior year.

Interest expense increased approximately $0.6 million, or 4%.  This increase is primarily due to the cessation of interest capitalization as we delayed our plans at two of our development properties in 2010, and to new borrowings and debt refinanced at higher interest rates since the first half of 2009.  The increase was partially offset by debt repayments during the same period.

Income tax expense increased $0.1 million primarily due to income to our taxable REIT subsidiary related to the sale of residential assets at the Eddy Street Commons development in the second quarter of 2010.

(Loss) income from unconsolidated entities changed from income of $153 thousand in 2009 to a loss of $98 thousand in 2010.  The $153 thousand of income in 2009 relates to The Centre operating property, which was consolidated in September 2009.  The loss of $98 thousand in 2010 represents primarily pre-operating expenses related to the limited service hotel at our Eddy Street Commons development property, which opened in June 2010.  Our other equity method joint venture is under development and is not yet generating operating results.

Operating loss from discontinued operations was $0.5 million in 2009.  Discontinued operations in 2009 resulted from the transfer of our Galleria Plaza property to the ground lessor.

Net loss (income) attributable to noncontrolling interests changed from income of $0.2 million in 2009 to a loss of $0.6 million in 2010.  In 2009, we had consolidated net income of $1.2 million, while in 2010 we had a consolidated net loss of $5.7 million. Net loss (income) attributable to noncontrolling interests generally reflects the percentage of the Operating Partnership owned by the limited partners.  Due to the May 2009 common share offering, the limited partners’ weighted average diluted ownership percentage declined from 16.3% for the six months ended June 30, 2009 to 11.2% for the six months ended June 30, 2010.

Liquidity and Capital Resources

Overview

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

Our Principal Capital Resources

 For a discussion of cash generated from operations, see “Cash Flows,” on page 29.  In addition to cash generated from operations, we discuss below our other principal capital resources.

We have a $200 million unsecured facility with a group of lenders and Key Bank National Association, as agent.  As of June 30, 2010, our outstanding indebtedness under the unsecured facility was approximately $94 million, bearing interest at a current rate of LIBOR plus 135 basis points.  Factoring in our hedge agreements, at June 30, 2010, our weighted average interest rate on our unsecured revolving credit facility was approximately 5.43%.  As of June 30, 2010 the amount available to us for future draws under the unsecured facility was approximately $53 million.

For more information regarding the terms and conditions of the unsecured facility, including interest rates, applicable financial and other covenants and our ability to make distributions, see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Our Principal Capital Resources.”  We were in compliance with all applicable financial covenants under the unsecured facility as of June 30, 2010.

In the future, we may raise additional capital by disposing of properties and land parcels that no longer represent a core component of our growth strategy and/or by pursuing relationships with joint venture capital partners.  We will also continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities. We cannot, however, guarantee that we will be able to access the capital markets~~,~~ on favorable terms, if at all. We may also obtain further funding through additional construction financing.

Principal Liquidity Needs

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, the current general economic downturn is adversely affecting the ability of some of our tenants to meet their lease obligations.

Short-Term Liquidity Needs

 The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term.  Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership), and capital expenditures (including tenant improvements and costs related to our redevelopment activities). In June 2010, our Board declared a quarterly cash distribution of $0.06 per common share for the quarter ending June 30, 2010.

When we lease space to new tenants, or renew leases for existing tenants, we incur expenditures for tenant improvements and external leasing commissions. This amount and our recurring capital expenditures, varies from year to year. During the three and six months ended June 30, 2010, we incurred approximately $0.7 million and $1.3 million, respectively, of costs for tenant improvements, external leasing commissions and recurring capital expenditures on operating properties. Excluding redevelopments, we currently anticipate incurring approximately $3 to $5 million in additional tenant improvements, lease commissions, and recurring capital expenditures within the next twelve months.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, potential acquisitions of properties, and payment of indebtedness at maturity.

Unsecured Facility and Term Loan.  Our unsecured facility and our Term Loan had balances of $94 million and $55 million, respectively, as of June 30, 2010, and are scheduled to mature in February 2011 and July 2011, respectively. The unsecured facility has a one-year extension option to February 20, 2012 available subject to certain customary conditions, including continued compliance with restrictive covenants.  We are beginning discussions with our existing and potential replacement lenders to refinance or obtain extensions on both of these borrowings and our other 2011 maturities.  See also “Debt Maturities,” below.

Redevelopment Properties. As of June 30, 2010, five of our properties (Bolton Plaza, Shops at Rivers Edge, Courthouse Shadows, Four Corner Square and Coral Springs Plaza) were undergoing redevelopment activities.  We currently anticipate our investment in these redevelopment projects will be a total of approximately $29 million, although this estimate may change as the scopes of each project is refined.  We currently believe we have sufficient financing in place to fund these redevelopments through borrowings under our unsecured facility or project-specific financing.  For more information regarding our Coral Springs Plaza and Shops at Rivers Edge redevelopments, see Note 8 to our Condensed Consolidated Financial Statements included herein.

In-Process Development Properties. As of June 30, 2010, we had two in-process development projects (Eddy Street Commons and Cobblestone Plaza).  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $87 million, of which approximately $81 million had been incurred as of June 30, 2010. Our share of the total estimated cost of these projects is approximately $61 million, of which we have incurred approximately $57 million as of June 30, 2010.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans.  In addition, we may make draws on our unsecured facility, if necessary and to the extent there is borrowing capacity available, to fund these projects.

Our most significant in-process development project is Eddy Street Commons at the University of Notre Dame.  For a description of this project, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the caption, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” and Note 10 to our Condensed Consolidated Financial Statements included herein.

Future Development Projects. In addition to our in-process developments, we have future development projects which include land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of June 30, 2010, these future developments consisted of six projects that are expected to contain approximately 2.8 million square feet of total leasable area. We currently anticipate the total estimated cost of these six projects will be approximately $305 million, of which our share is currently expected to be approximately $187 million. We are generally not contractually obligated to complete any future development projects, as they consist of land parcels on which we have not yet commenced construction and our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital.

We have entered into an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The agreement allows for the Venture to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. We have agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million.  We have the option to present to PREI additional opportunities with estimated project costs under $50 million. The agreement allows for equity capital contributions of up to $500 million to be made to the Venture for qualifying projects.  We expect contributions would be made on a project-by-project basis with PREI contributing 80% and us contributing 20% of the equity required. Our first project with PREI is Parkside Town Commons, which is currently held as a future development asset. As of June 30, 2010, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

    Debt Maturities

The following table presents scheduled principal repayments (including annual maturities) on mortgage and other indebtedness as of June 30, 2010:

2010	$1,584,029
20111	249,249,718
2012	68,845,364
2013	90,904,775
2014	34,721,665
Thereafter	216,331,677
661,637,228
Unamortized Premiums	762,341
Total	$662,399,569

____________________
1
Our unsecured revolving credit facility, of which $93.8 million was outstanding as of June 30, 2010, has an extension option to February 2012 subject to certain customary conditions, including that we are in compliance with all applicable covenants and there being no event of default.

Cash Flows

As of June 30, 2010, we had cash and cash equivalents of approximately $10 million on hand. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such investments may temporarily be in excess of FDIC and SIPC insurance limits; however we attempt to limit our exposure at any one time.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the condensed consolidated balance sheets.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Cash provided by operating activities was $14.1 million for the six months ended June 30, 2010, an increase of $2.8 million over the same period of 2009.  The increase was primarily due to changes in deferred costs and other assets, and in accounts payable, accrued expenses, deferred revenue, and other liabilities.

Cash used in investing activities was $18.9 million for the six months ended June 30, 2010, a decrease of $9.5 million compared to the first half of 2009.  The decrease was primarily attributable to a $9.1 million contribution to unconsolidated entities in connection with debt activity in the first quarter of 2009.

Cash used in financing activities was $4.8 million for the six months ended June 30, 2010, compared to cash provided by financing activities of $64.4 million in the first six months of 2009.  The decrease in cash provided by financing activities is largely due to $87.6 million net proceeds from the common share offering in the first six months of 2009, partially offset by an increase in net loan proceeds of $12.2 million.  Additionally, cash distributions were $6.6 million lower in 2010 reflecting a reduction in the dividend rate, offset by a higher number of shares outstanding as a result of our May 2009 common share offering.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definitions differently than we do.

The following table reconciles our consolidated net (loss) income to FFO for the three and six months ended June 30, 2010 and 2009 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consolidated net (loss) income	$(4,550,173)	$305,387	$(5,681,297)	$1,191,365
Less net (loss) income attributable to noncontrolling interests in properties	24,563	(26,228)	(54,526)	(46,475)
Add depreciation and amortization of consolidated entities, net of noncontrolling interests	12,004,739	8,586,847	20,327,252	15,967,091
Add depreciation and amortization of unconsolidated entities	41,359	52,690	41,359	104,826
Funds From Operations of the Kite Portfolio1	7,520,488	8,918,696	14,632,788	17,216,807
Less redeemable noncontrolling interests in Funds From Operations	(842,294)	(1,277,482)	(1,638,872)	(2,854,123)
Funds From Operations allocable to the Company1	$6,678,194	$7,641,214	$12,993,916	$14,362,684

Basic and Diluted FFO per share of the Kite Portfolio	$0.11	$0.15	$0.21	$0.35

Basic weighted average Common Shares outstanding	63,209,194	47,988,205	63,165,588	41,124,387
Diluted weighted average Common Shares outstanding	63,476,111	48,081,453	63,396,648	41,198,377
Basic weighted average Common Shares and Units outstanding	71,178,077	56,040,684	71,137,042	49,176,866
Diluted weighted average Common Shares and Units outstanding	71,444,993	56,133,932	71,368,102	49,250,856

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our in-process and future development properties, including our obligations in connection with our Eddy Street Commons development, as discussed in Note 10 to our Condensed Consolidated Financial Statements included herein, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed above.  As of June 30, 2010, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

As of June 30, 2010, our share of unconsolidated joint venture indebtedness was $17.0 million.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of June 30, 2010, the Operating Partnership had guaranteed its $13.5 million share of the unconsolidated joint venture debt related to the Parkside Town

Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.    Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

Contractual Obligations

Except with respect to our debt maturities, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.  See “Debt Maturities” on page 29.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had approximately $662.4 million of outstanding consolidated indebtedness as of June 30, 2010. As of this date, we were party to consolidated interest rate hedge agreements totaling $219.6 million, with interest rates ranging from 2.98% to 6.56% and maturities over various terms from 2011 through 2017.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been approximately 78% and 22%, respectively, of our total consolidated indebtedness at June 30, 2010.  Including our $17.0 million share of unconsolidated variable debt and the effect of related hedge agreements, our fixed and variable rate debt is 76% and 24%, respectively, of the total of consolidated and our share of unconsolidated indebtedness at June 30, 2010.

Based on the amount of our fixed rate debt at June 30, 2010, a 100 basis point increase in market interest rates would result in a decrease in its fair value of approximately $11.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $12.6 million. A 100 basis point change in interest rates on our consolidated variable rate debt as of June 30, 2010 would change our annual cash flow by approximately $1.4 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KITE REALTY GROUP TRUST

August 9, 2010	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 9, 2010	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
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