Form 10-Q
period 2010-09-30
KITE REALTY GROUP TRUST
filed 2010-11-09
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

The number of Common Shares outstanding as of November 2, 2010 was 63,339,755 ($.01 par value)

KITE REALTY GROUP TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets:
Investment properties, at cost:
Land	$229,078,232	$226,506,781
Land held for development	27,358,808	27,546,315
Buildings and improvements	764,638,869	736,027,845
Furniture, equipment and other	5,144,470	5,060,233
Construction in progress	167,414,630	176,689,227
	1,193,635,009	1,171,830,401
Less: accumulated depreciation	(145,266,371)	(127,031,144)
	1,048,368,638	1,044,799,257
Cash and cash equivalents	12,724,095	19,958,376
Tenant receivables, including accrued straight-line rent of $8,982,455 and $8,570,069, respectively, net of allowance for uncollectible accounts	17,822,311	18,537,031
Other receivables	6,543,165	9,326,475
Investments in unconsolidated entities, at equity	10,854,037	10,799,782
Escrow deposits	10,801,443	11,377,408
Deferred costs, net	21,830,481	21,509,070
Prepaid and other assets	4,274,989	4,378,045
Total Assets	$1,133,219,159	$1,140,685,444

Liabilities and Equity:
Mortgage and other indebtedness	$669,003,276	$658,294,513
Accounts payable and accrued expenses	38,573,656	32,799,351
Deferred revenue and other liabilities	15,850,978	19,835,438
Total Liabilities	723,427,910	710,929,302
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	44,489,803	47,307,115
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 63,332,646 shares and 63,062,083 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	633,326	630,621
Additional paid in capital and other	451,045,438	449,863,390
Accumulated other comprehensive loss	(4,866,031)	(5,802,406)
Accumulated deficit	(88,484,324)	(69,613,763)
Total Kite Realty Group Trust Shareholders' Equity	358,328,409	375,077,842
Noncontrolling Interests	6,973,037	7,371,185
Total Equity	365,301,446	382,449,027
Total Liabilities and Equity	$1,133,219,159	$1,140,685,444

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Minimum rent	$18,292,136	$17,777,146	$53,768,732	$53,611,820
Tenant reimbursements	4,246,120	4,220,185	13,347,228	13,412,648
Other property related revenue	1,346,672	1,027,057	3,295,520	4,387,131
Construction and service fee revenue	1,270,928	2,684,209	5,101,126	14,595,667
Total revenue	25,155,856	25,708,597	75,512,606	86,007,266
Expenses:
Property operating	4,496,055	4,210,950	12,804,258	13,367,022
Real estate taxes	3,158,006	2,677,703	9,697,406	8,958,326
Cost of construction and services	1,147,383	2,381,885	4,543,084	12,958,935
General, administrative, and other	1,260,314	1,387,407	3,891,076	4,276,451
Depreciation and amortization	10,731,138	7,725,827	31,441,383	23,865,302
Total expenses	20,792,896	18,383,772	62,377,207	63,426,036
Operating income	4,362,960	7,324,825	13,135,399	22,581,230
Interest expense	(6,978,767)	(6,815,787)	(21,313,368)	(20,583,919)
Income tax (expense) benefit of taxable REIT subsidiary	(80,954)	80,714	(234,054)	29,529
(Loss) income from unconsolidated entities	(1,847)	73,524	(100,442)	226,041
Non-cash gain from consolidation of subsidiary	—	1,634,876	—	1,634,876
Other income	53,633	42,229	186,193	126,735
(Loss) income from continuing operations	(2,644,975)	2,340,381	(8,326,272)	4,014,492
Discontinued operations:
Operating loss from discontinued operations	—	(231,261)	—	(714,007)
Non-cash loss on impairment of real estate asset	—	(5,384,747)	—	(5,384,747)
Loss from discontinued operations	—	(5,616,008)	—	(6,098,754)
Consolidated net loss	(2,644,975)	(3,275,627)	(8,326,272)	(2,084,262)
Net loss (income) attributable to noncontrolling interests	255,021	(107,743)	841,083	(340,781)
Net loss attributable to Kite Realty Group Trust	$(2,389,954)	$(3,383,370)	$(7,485,189)	$(2,425,043)

(Loss) income per common share - basic & diluted:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.04)	$0.03	$(0.12)	$0.06
Loss from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	(0.08)	—	(0.11)
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.04)	$(0.05)	$(0.12)	$(0.05)

Weighted average common shares outstanding - basic	63,288,181	62,980,447	63,206,901	48,489,799
Weighted average common shares outstanding - diluted	63,288,181	62,980,447	63,206,901	48,489,799

Dividends declared per common share	$0.0600	$0.0600	$0.1800	$0.2725

Net (loss) income attributable to Kite Realty Group Trust common shareholders:
(Loss) income from continuing operations	$(2,389,954)	$1,445,303	$(7,485,189)	$2,807,688
Discontinued operations	—	(4,828,673)	—	(5,232,731)
Net loss attributable to Kite Realty Group Trust common shareholders	$(2,389,954)	$(3,383,370)	$(7,485,189)	$(2,425,043)

Consolidated net loss	$(2,644,975)	$(3,275,627)	$(8,326,272)	$(2,084,262)
Other comprehensive income (loss)	584,568	(66,851)	1,064,035	2,006,583
Comprehensive loss	(2,060,407)	(3,342,478)	(7,262,237)	(77,679)
Comprehensive loss (income) attributable to noncontrolling interests	181,378	(117,502)	713,423	(1,313,698)
Comprehensive loss attributable to Kite Realty Group Trust	$(1,879,029)	$(3,459,980)	$(6,548,814)	$(1,391,377)

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Deficit	Total

Balances, December 31, 2009	63,062,083	$630,621	$449,863,390	$(5,802,406)	$(69,613,763)	$375,077,842
Stock compensation activity	147,751	1,477	572,180	—	—	573,657
Proceeds from employee share purchase plan	7,812	78	32,166	—	—	32,244
Other comprehensive income	—	—	—	936,375	—	936,375
Distributions declared	—	—	—	—	(11,385,372)	(11,385,372)
Net loss	—	—	—	—	(7,485,189)	(7,485,189)
Exchange of redeemable noncontrolling interests for common stock	115,000	1,150	1,493,850	—	—	1,495,000
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	(916,148)	—	—	(916,148)
Balances, September 30, 2010	63,332,646	$633,326	$451,045,438	$(4,866,031)	$(88,484,324)	$358,328,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Consolidated net loss	$(8,326,272)	$(2,084,262)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Non-cash loss on impairment of real estate asset	—	5,384,747
Non-cash gain from consolidation of subsidiary	—	(1,634,876)
Equity in earnings of unconsolidated entities	100,442	(226,041)
Straight-line rent	(415,806)	(1,331,492)
Depreciation and amortization	32,673,322	25,320,473
Provision for credit losses	1,014,616	1,571,161
Compensation expense for equity awards	368,651	415,505
Amortization of debt fair value adjustment	(323,143)	(323,143)
Amortization of in-place lease liabilities	(2,196,266)	(2,333,755)
Distributions of income from unconsolidated entities	—	145,701
Changes in assets and liabilities:
Tenant receivables	115,909	(213,528)
Deferred costs and other assets	(738,248)	(2,059,747)
Accounts payable, accrued expenses, deferred revenue and other liabilities	2,292,064	(8,088,778)
Net cash provided by operating activities	24,565,269	14,541,965
Cash flows from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(31,690,697)	(26,725,899)
Change in construction payables	2,748,621	(3,244,039)
Note receivable from joint venture partner	—	(1,375,298)
Contributions to unconsolidated entities	(154,697)	(11,408,799)
Cash from consolidation of subsidiary	—	247,969
Distributions of capital from unconsolidated entities	—	167,361
Net cash used in investing activities	(29,096,773)	(42,338,705)
Cash flows from financing activities:
Offering proceeds, net of issuance costs	32,244	87,528,092
Loan proceeds	32,583,865	74,030,101
Loan transaction costs	(467,830)	(480,880)
Loan payments	(21,551,958)	(91,195,857)
Distributions paid – common shareholders	(11,368,979)	(15,966,913)
Distributions paid – redeemable noncontrolling interests	(1,435,263)	(3,394,712)
Distributions to noncontrolling interests in properties	(494,856)	(73,666)
Net cash (used in) provided by financing activities	(2,702,777)	50,446,165
Net change in cash and cash equivalents	(7,234,281)	22,649,425
Cash and cash equivalents, beginning of period	19,958,376	9,917,875
Cash and cash equivalents, end of period	$12,724,095	$32,567,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kite Realty Group Trust
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction, expansion and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  The Company also provides real estate facilities management, construction, development and other advisory services to third parties through its taxable REIT subsidiary.  At September 30, 2010, the Company owned interests in 60 properties (consisting of 51 retail operating properties, five retail properties under redevelopment and four commercial operating properties).  As of this date, the Company also had two retail properties under development.

Note 2. Basis of Presentation, Consolidation and Investments in Joint Ventures, and Noncontrolling Interests

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2009 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

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

    The Company considers all relationships between itself and the VIE, including development agreements, management agreements and other contractual arrangements, in determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance.  The Company also continuously reassesses primary beneficiary status.  Other than with regard to The Centre, as described below, there were no changes during 2010 or 2009 to the Company’s conclusions regarding whether an entity qualifies as a VIE or whether the Company is the primary beneficiary of any previously identified VIE.

The Centre

The third party loan secured by The Centre, a previously unconsolidated operating property in which we own a 60% interest, matured in the third quarter of 2009.  In order to pay off this loan, the Company made a capital contribution of $2.1 million and simultaneously extended a loan of $1.4 million to the partnership.  At September 30, 2010, $0.7 million of this loan remained outstanding, bearing interest at 15%, and is due within 30 days upon demand.  The Company’s extension of a loan and contribution of equity to the partnership caused the Company to conclude that The Centre qualifies as a VIE and the Company is its primary beneficiary.  As a result, the financial statements of The Centre were consolidated as of September 30, 2009, the assets and liabilities were recorded at fair value, and a non-cash gain of $1.6 million was recorded, of which the Company’s share was $1.0 million.  A market participant income approach was utilized to estimate the fair value of the investment property, related intangibles, and noncontrolling interest.  The income approach required the Company to make assumptions about market leasing rates, discount rates, noncontrolling interests and disposal values using Level 2 and Level 3 inputs.

    As of September 30, 2010, the Company had investments in seven joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $86.6 million which is secured by assets of the VIEs with net book values totaling $178.2 million.  The Operating Partnership guarantees the debt of these VIEs; however, the VIEs could sell the properties before the performance of a guarantee would be required.

    The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

Noncontrolling Interests

Noncontrolling interests are reported as equity and the amount of consolidated net income specifically attributable to noncontrolling interests is identified in the accompanying condensed consolidated financial statements.  The noncontrolling interests in certain of our properties for the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
Noncontrolling interests balance January 1	$7,371,185	$4,416,533
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	96,708	742,130
Distributions to noncontrolling interests	(494,856)	(73,666)
Recognition of noncontrolling interest upon consolidation of a subsidiary	—	2,116,140
Noncontrolling interests balance at September 30	$6,973,037	$7,201,137

Redeemable noncontrolling interests in the Operating Partnership are reflected as temporary equity in the accompanying condensed consolidated balance sheets because the Company may be required to pay cash to unitholders upon redemption of their interests in the limited partnership under certain circumstances.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As noted above, noncontrolling interests, including redeemable interests, receive an allocation of consolidated net income (loss) in the accompanying condensed consolidated statements of operations.  The redeemable noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2010 and 2009 was as follows:

	2010	2009
Redeemable noncontrolling interests balance January 1	$47,307,115	$67,276,904
Net loss allocable to redeemable noncontrolling interests	(937,791)	(401,349)
Accrued distributions to redeemable noncontrolling interests	(1,428,329)	(2,193,847)
Other comprehensive income allocable to redeemable noncontrolling interests 1	127,660	972,917
Exchange of redeemable noncontrolling interest for common stock	(1,495,000)	—
Adjustment to redeemable noncontrolling interests - operating partnership	916,148	(17,668,867)
Redeemable noncontrolling interests balance at September 30	$44,489,803	$47,985,758

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The following sets forth comprehensive income allocable to noncontrolling interests for the nine months ended September 30, 2010 and 2009:

	2010	2009
Accumulated comprehensive loss balance at January 1	$(731,835)	$(1,827,167)
Other comprehensive income allocable to noncontrolling interests 1	127,660	972,917
Accumulated comprehensive loss balance at September 30	$(604,175)	$(854,250)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The Company allocates net operating results of the Operating Partnership based on the partners’ weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The weighted average ownership interests of the Company and the redeemable noncontrolling interests in the Operating Partnership for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Company’s weighted average basic interest in Operating Partnership	88.9%	88.7%	88.8%	85.8%
Redeemable noncontrolling weighted average basic interests in Operating Partnership	11.1%	11.3%	11.2%	14.2%

Company’s weighted average diluted interest in Operating Partnership	88.9%	88.7%	88.9%	85.8%
Redeemable noncontrolling weighted average diluted interests in Operating Partnership	11.1%	11.3%	11.1%	14.2%

At September 30, 2010, the ownership interests of the Company and the noncontrolling interests in the Operating Partnership were 89.0% and 11.0%, respectively.  At December 31, 2009, the ownership interests of the Company and the noncontrolling interests in the Operating Partnership were 88.8% and 11.2%, respectively.

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged, at our option, for either cash or common shares under certain circumstances and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net losses for the three and nine month periods ended September 30, 2010 and 2009, the potentially dilutive securities were not dilutive for those periods.

For the three and nine months ended September 30, 2010, 1.1 million outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive.  For the three and nine months ended September 30, 2009, 1.2 million outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive.

Note 4. Discontinued Operations

In December 2009, the Company transferred its Galleria Plaza operating property in Dallas, Texas to the ground lessor.  The Company had determined during the third quarter of 2009 that there was no value to the improvements and intangibles related to Galleria Plaza and recognized a non-cash impairment charge of $5.4 million to write off the net book value of the property.  Since the Company ceased operating this property during the fourth quarter of 2009, its operating results have been reclassified and are reflected as discontinued operations for the three and nine months ended September 30, 2009.

Note 5. Mortgage and Other Indebtedness

Consolidated mortgage and other indebtedness consisted of the following at September 30, 2010 and December 31, 2009:

	Balance at
	September 30, 2010	December 31, 2009
Line of credit	$104,800,000	$77,800,000
Term loan	55,000,000	55,000,000
Notes payable secured by properties under construction - variable rate	73,330,157	77,143,865
Mortgage notes payable - fixed rate	296,592,410	300,893,193
Mortgage notes payable - variable rate	138,626,083	146,479,685
Net premiums on acquired debt	654,626	977,770
Total mortgage and other indebtedness	$669,003,276	$658,294,513

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at September 30, 2010, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$296,592,410	4.7	6.08%	44%
Floating rate debt (hedged)	219,447,225	1.2	5.70%	33%
Total fixed rate debt, considering hedges	516,039,635	3.2	5.92%	77%
Notes payable secured by properties under construction - variable rate	73,330,157	2.0	3.64%	11%
Other variable rate debt	298,426,083	1.6	2.57%	45%
Floating rate debt (hedged)	(219,447,225)	-1.2	-2.49%	-33%
Total variable rate debt, considering hedges	152,309,015	2.5	3.20%	23%
Net premiums on acquired debt	654,626	N/A	N/A	N/A
Total debt	$669,003,276	3.1	5.30%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.  Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread of 125 to 400 basis points.  At September 30, 2010, the one-month LIBOR interest rate was 0.26%.  Fixed interest rates on mortgage loans range from 5.16% to 7.65%.

For the nine months ended September 30, 2010, the Company had loan borrowings of $32.6 million and loan repayments of $21.6 million.  The major components of this activity are as follows:

•	Draws of $27.0 million were made on the unsecured revolving credit facility;

•	Draws of $5.4 million were made on the variable rate construction loan at the Eddy Street Commons development project;

•	The Company made scheduled paydowns totaling $4.7 million on the Delray Marketplace construction loan. After the paydowns, the total loan commitment as of September 30, 2010 was $4.7 million;

•	Upon release of the funds from escrow, the Company made a paydown of $2.1 million on the Traders Point fixed rate loan;

•	The Company made a paydown of $0.8 million on the Glendale Town Center variable rate loan;

•	The Company made a paydown of $5.1 million on the Bayport Commons variable rate loan;

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

•
The maturity date of the construction loan on the Cobblestone Plaza property was extended to February 2013 at an interest rate of LIBOR + 350 basis points.  The Company funded a $2.9 million paydown with cash and borrowings on the unsecured revolving credit facility; and

•	The Company made principal payments totaling $3.7 million.

Unsecured Revolving Credit Facility and Unsecured Term Loan

As of September 30, 2010, the unsecured revolving credit facility (the “unsecured facility”) was scheduled to mature on February 20, 2011, with a one-year extension option to February 20, 2012 (subject to certain customary conditions, including continued compliance with restrictive covenants).  In October 2010, the Company exercised the one-year extension option on the unsecured facility.  As a result, the unsecured facility now matures in February 2012.  See “Note 12, Subsequent Events.”  The unsecured term loan (the “Term Loan”) has a maturity date of July 15, 2011.

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of September 30, 2010, the Company has 51 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 47 are wholly owned and four are owned through joint ventures.  As of September 30, 2010, the total amount available for borrowing under the unsecured credit facility was $42.5 million.

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

Fair Value of Fixed and Variable Rate Debt

As of September 30, 2010, the fair value of fixed rate debt was $315.5 million compared to the book value of $296.6 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.11% to 5.09%.  As of September 30, 2010, the fair value of variable rate debt was $359.7 million compared to the book value of $371.9 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.26% to 7.90%.

Note 6. Shareholders’ Equity

On September 17, 2010, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share for the third quarter of 2010.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.06 per Operating Partnership unit for the same period.  These distributions were paid on October 13, 2010 to shareholders and unitholders of record as of October 6, 2010.

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

For the three and nine months ended September 30, 2010, respectively, 105,000 and 115,000 Operating Partnership units were exchanged for the same number of common shares.

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges.  The Company has agreements with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of September 30, 2010, the Company was party to various consolidated cash flow hedge agreements with notional amounts totaling $219.4 million, which effectively fix certain variable rate debt at interest rates ranging from 2.98% to 6.56% and mature over various terms through 2017.

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

    Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

At September 30, 2010 the fair value of the Company’s interest rate hedge liabilities was $5.9 million, including accrued interest of $0.5 million, and was recorded in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  At December 31, 2009 the fair value of the Company’s interest rate hedge liabilities was $7.0 million, including accrued interest of $0.5 million, and was recorded in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

The Company currently expects an increase to interest expense of $4.5 million as the hedged forecasted interest payments occur.  No hedge ineffectiveness on cash flow hedges was recognized by the Company during any period presented.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings during the remainder of 2010 and the first nine months of 2011.  During the three months ended September 30, 2010 and 2009, $1.8 million and $1.7 million, respectively, was reclassified as a reduction to earnings.  During the nine months ended September 30, 2010 and 2009, $5.3 million and $4.7 million, respectively, was reclassified as a reduction to earnings.

The Company’s share of net unrealized gains (losses) on its interest rate hedge agreements are the only components of its accumulated other comprehensive loss.  The following sets forth comprehensive loss allocable to the Company for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss attributable to Kite Realty Group Trust	$(2,389,954)	$(3,383,370)	$(7,485,189)	$(2,425,043)
Other comprehensive income (loss) allocable to Kite Realty Group Trust1	510,925	(76,610)	936,375	1,033,666
Comprehensive loss attributable to Kite Realty Group Trust	$(1,879,029)	$(3,459,980)	$(6,548,814)	$(1,391,377)

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 8. Redevelopment Activities

During the second quarter of 2010, the Company completed plans for its redevelopment projects at Shops at Rivers Edge and Coral Springs Plaza.  As part of finalizing its plans, the Company reduced the estimated useful lives of certain assets that are scheduled to be or have been demolished.  As a result of this change in estimate, a total of $2.4 million and $5.8 million of additional depreciation was recognized in the three and nine months ended September 30, 2010, respectively.  On a per-share basis, the effect of accelerated depreciation reduced earnings per share by $0.04 and $0.09 for the three and nine months ended September 30, 2010, respectively.  Additional discussion of these redevelopment projects follows:

Shops at Rivers Edge, Indianapolis, Indiana

    The former anchor tenant’s lease at this property expired on March 31, 2010.  The Company has secured Nordstrom Rack, the Container Store, and Buy Buy Baby as new anchor tenants for this property.  The renovations to accommodate these new tenants began in the third quarter of 2010 with expected delivery in the first half of 2011.  The Company currently anticipates its incremental investment in the redevelopment at the Shops at Rivers Edge will be $15.5 million, which may increase depending on the outcome of current negotiations with additional tenants. The Company recognized $1.9 million and $4.8 million of additional depreciation related to this property in the three and nine months ended September 30, 2010, respectively.

Coral Springs Plaza, Boca Raton, Florida

    Toys “R” Us/Babies “R” Us has executed a lease with the Company to occupy the entire center, which was formerly anchored by Circuit City.  This new tenant is expected to open during the fourth quarter of 2010.  The Company currently anticipates its incremental investment in the redevelopment at Coral Springs Plaza will be $4.5 million.  The Company recognized $0.5 million and $1.0 million of additional depreciation related to this property in the three and nine months ended September 30, 2010, respectively.

Note 9. Segment Data

The operations of the Company are aligned into two business segments: (1) real estate operations and (2) development, construction and advisory services.  Segment data of the Company for the three and nine months ended September 30, 2010 and 2009 are as follows:

Three Months Ended September 30, 2010	Real Estate Operations	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$24,004,078	$2,605,317	$26,609,395	$(1,453,539)	$25,155,856
Operating expenses, cost of construction and services, general, administrative and other	8,901,375	2,620,079	11,521,454	(1,459,696)	10,061,758
Depreciation and amortization	10,686,079	45,059	10,731,138	—	10,731,138
Operating income	4,416,624	(59,821)	4,356,803	6,157	4,362,960
Interest expense	(7,087,850)	(34,638)	(7,122,488)	143,721	(6,978,767)
Income tax expense of taxable REIT subsidiary	—	(80,954)	(80,954)	—	(80,954)
Loss from unconsolidated entities	(1,847)	—	(1,847)	—	(1,847)
Other income	197,378	(24)	197,354	(143,721)	53,633
Consolidated net loss	(2,475,695)	(175,437)	(2,651,132)	6,157	(2,644,975)
Net loss attributable to noncontrolling interests	234,415	21,287	255,702	(681)	255,021
Net loss attributable to Kite Realty Group Trust	$(2,241,280)	$(154,150)	$(2,395,430)	$5,476	$(2,389,954)
Total assets at September 30, 2010	$1,134,447,193	$17,258,358	$1,151,705,551	$(18,486,392)	$1,133,219,159

Three Months Ended September 30, 2009	Real Estate Operations	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$23,362,307	$7,663,759	$31,026,066	$(5,317,469)	$25,708,597
Operating expenses, cost of construction and services, general, administrative and other	7,647,896	8,140,075	15,787,971	(5,130,026)	10,657,945
Depreciation and amortization	7,682,049	43,778	7,725,827	—	7,725,827
Operating income (loss)	8,032,362	(520,094)	7,512,268	(187,443)	7,324,825
Interest expense	(6,861,587)	(72,027)	(6,933,614)	117,827	(6,815,787)
Income tax benefit of taxable REIT subsidiary	—	80,714	80,714	—	80,714
Income from unconsolidated entities	54,047	—	54,047	19,477	73,524
Non-cash gain from consolidation of subsidiary	1,634,876	—	1,634,876	—	1,634,876
Other income	178,618	915	179,533	(137,304)	42,229
Income (loss) from continuing operations	3,038,316	(510,492)	2,527,824	(187,443)	2,340,381
Operating loss from discontinued operations	(231,261)	—	(231,261)	—	(231,261)
Non-cash loss on impairment of real estate asset	(5,384,747)	—	(5,384,747)	—	(5,384,747)
Loss from discontinued operations	(5,616,008)	—	(5,616,008)	—	(5,616,008)
Consolidated net loss	(2,577,692)	(510,492)	(3,088,184)	(187,443)	(3,275,627)
Net (income) loss attributable to noncontrolling interests	(211,066)	75,574	(135,492)	27,749	(107,743)
Net loss attributable to Kite Realty Group Trust	$(2,788,758)	$(434,918)	$(3,223,676)	$(159,694)	$(3,383,370)
Total assets at September 30, 2009	$1,146,428,106	$30,826,625	$1,177,254,731	$(26,901,952)	$1,150,352,779

Nine Months Ended September 30, 2010	Real Estate Operations	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$70,924,295	$10,222,316	$81,146,611	$(5,634,005)	$75,512,606
Operating expenses, cost of construction and services, general, administrative and other	26,562,405	10,036,741	36,599,146	(5,663,322)	30,935,824
Depreciation and amortization	31,305,267	136,116	31,441,383	—	31,441,383
Operating income	13,056,623	49,459	13,106,082	29,317	13,135,399
Interest expense	(21,632,021)	(130,538)	(21,762,559)	449,191	(21,313,368)
Income tax expense of taxable REIT subsidiary	—	(234,054)	(234,054)	—	(234,054)
Loss from unconsolidated entities	(100,442)	—	(100,442)	—	(100,442)
Other income	627,167	8,217	635,384	(449,191)	186,193
Consolidated net loss	(8,048,673)	(306,916)	(8,355,589)	29,317	(8,326,272)
Net loss attributable to noncontrolling interests	797,857	46,490	844,347	(3,264)	841,083
Net loss attributable to Kite Realty Group Trust	$(7,250,816)	$(260,426)	$(7,511,242)	$26,053	$(7,485,189)
Total assets at September 30, 2010	$1,134,447,193	$17,258,358	$1,151,705,551	$(18,486,392)	$1,133,219,159

Nine Months Ended September 30, 2009	Real Estate Operations	Development, Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$72,003,441	$35,640,745	$107,644,186	$(21,636,920)	$86,007,266
Operating expenses, cost of construction and services, general, administrative and other	24,443,286	36,544,331	60,987,617	(21,426,883)	39,560,734
Depreciation and amortization	23,731,483	133,819	23,865,302	—	23,865,302
Operating income (loss)	23,828,672	(1,037,405)	22,791,267	(210,037)	22,581,230
Interest expense	(20,835,719)	(90,022)	(20,925,741)	341,822	(20,583,919)
Income tax benefit of taxable REIT subsidiary	—	29,529	29,529	—	29,529
Income from unconsolidated entities	206,564	—	206,564	19,477	226,041
Non-cash gain from consolidation of subsidiary	1,634,876	—	1,634,876	—	1,634,876
Other income	486,724	1,310	488,034	(361,299)	126,735
Income (loss) from continuing operations	5,321,117	(1,096,588)	4,224,529	(210,037)	4,014,492
Operating loss from discontinued operations	(714,007)	—	(714,007)	—	(714,007)
Non-cash loss on impairment of real estate asset	(5,384,747)	—	(5,384,747)	—	(5,384,747)
Loss from discontinued operations	(6,098,754)	—	(6,098,754)	—	(6,098,754)
Consolidated net loss	(777,637)	(1,096,588)	(1,874,225)	(210,037)	(2,084,262)
Net (income) loss attributable to noncontrolling interests	(526,322)	155,716	(370,606)	29,825	(340,781)
Net loss attributable to Kite Realty Group Trust	$(1,303,959)	$(940,872)	$(2,244,831)	$(180,212)	$(2,425,043)
Total assets at September 30, 2009	$1,146,428,106	$30,826,625	$1,177,254,731	$(26,901,952)	$1,150,352,779

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

The City of South Bend has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which were used for the construction of the parking garage and infrastructure improvements to this project.  The majority of the bonds are expected to be funded by real estate tax payments made by the Company and subject to reimbursement from the tenants of the property; however, the Company has no obligation to repay or guarantee the bonds.  If there are delays in the development, the Company is obligated to pay certain fees.  However, the Company has an agreement with the City of South Bend to limit its exposure to a maximum of $1 million as to such fees.  In addition, the Company will not be in default concerning other obligations under the agreement with the City of South Bend as long as it commences and diligently pursues the completion of its obligations under that agreement.

Although the Company does not expect to own either the residential or the apartment complex components of the project, the Company has jointly guaranteed the apartment developer’s construction loan, which at September 30, 2010, had an outstanding balance of $30.3 million.  The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and a similar agreement in favor of the City of South Bend to complete all phases of the $200 million project (the Company’s assumed portion of which is approximately $64 million), with the exception of certain of the residential units, consistent with commitments the Company typically makes in connection with other bank-funded development projects.  To the extent the hotel joint venture partner, the apartment developer/owner or the residential developer/owner fail to complete those aspects of the project, the Company will be required to complete the construction, at which time the Company would expect to have the right to seek title to the assets and assume any construction borrowings related to the assets.  The Company will have certain remedies against the developers if they were to fail to complete the construction.  If the Company fails to fulfill its contractual obligations in connection with the project, but is timely commencing and pursuing a cure, it will not be in default to either the University of Notre Dame and the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture under circumstances where the lender has limited recourse to the Company.  As of September 30, 2010, the Company’s share of unconsolidated joint venture indebtedness was $17.0 million, $13.5 million of which was related to the Parkside Town Commons development.  The remaining $3.5 million represents the Company’s share of the $7.0 million drawn on the Eddy Street Commons limited service hotel construction loan.

As of September 30, 2010, the Operating Partnership had guaranteed its $13.5 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.  Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property if required to satisfy the outstanding obligation.

Other Commitments and Contingencies

The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business.  None of these actions are expected to have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows taken as a whole.

As of September 30, 2010, the Company had outstanding letters of credit totaling $5.2 million.  At that date, there were no amounts advanced against these instruments.

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

Note 12. Subsequent Events

    In October 2010, the Company placed a $2.1 million letter of credit on one of its operating properties.  No amount was advanced against this instrument.

    In October 2010, in accordance with terms of the Credit Agreement, the Company paid $300,000 to exercise its option to extend the maturity date of the unsecured facility from February 20, 2011 to February 20, 2012.

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

•
other uncertainties and factors identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and in our quarterly reports on Form 10-Q.

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

As of September 30, 2010, we owned interests in a portfolio of 60 properties including 51 retail operating properties totaling 7.9 million square feet of gross leasable area (including non-owned anchor space), five retail properties under redevelopment totaling 0.5 million square feet of gross leasable area and four operating commercial properties totaling 0.5 million square feet of net rentable area.  Also, as of September 30, 2010, we had an interest in two in-process development properties which, upon completion, are anticipated to have 0.6 million square feet of gross leasable area (including non-owned anchor space).

In addition to our in-process developments and redevelopments, we have future developments which include land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of September 30, 2010, these future developments consisted of six projects that are expected to contain 2.8 million square feet of total gross leasable area upon completion.

Finally, as of September 30, 2010, we also owned interests in other land parcels comprising approximately 93 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.  These land parcels are classified as “Land held for development” in the accompanying condensed consolidated balance sheet.

Current Business Environment

    Global economic and financial uncertainty persisted into the third quarter of 2010, and a relatively low level of consumer spending continued to adversely impact the businesses of our retail tenants and, in turn, our business.   These conditions may continue to impact our business in, among others, the following ways: higher than normal tenant bankruptcies; curtailment of our tenants’ operations; delay or postponement by current or potential tenants from entering into long-term leases with us; decreased demand for retail space; difficulty in collecting rent; our need to make rent adjustments and concessions; our outlay of additional capital to prepare a tenant to open for business; and termination of leases with us by our tenants.

    We believe the difficult economic conditions experienced by both our tenants and by us during the third quarter of 2010 may continue through the year and possibly beyond.  While it is not clear how long these conditions will last, we believe that meaningful job growth (and a consequential increase in consumer spending) may not develop until the later stages of a broad economic recovery, although certain of our markets may begin to experience job growth sooner than the nation as a whole.  Despite these difficult economic conditions, during the nine months ended September 30, 2010, we experienced an increase in interest by national and local businesses in leasing space in our shopping centers.  For the first nine months of 2010, we executed a total of approximately 910,000 square feet of new and renewal leases compared to approximately 500,000 square feet in the same period of the prior year.  We believe there will continue to be additional leasing opportunities during the remainder of 2010, particularly as tenants seek to lease new or renew existing space in connection with lease expirations, expansions, and other considerations.

    As noted above, the current economic downturn has continued into the third quarter and it is uncertain when or if economic conditions will improve to levels of several years ago.  Therefore, we continually monitor events and changes in circumstances that could indicate the carrying value of our real estate assets may not be recoverable, and we perform a review of our operating and development properties for impairment on a quarterly basis.  While the ongoing challenging market conditions could require us to recognize an impairment charge with respect to one or more of our properties in the future, there were no properties impaired as of September 30, 2010.

Ongoing Actions Taken to Address Challenging Business Environment

    During the third quarter of 2010, we continued to undertake several previously announced initiatives to strengthen our balance sheet and to successfully execute our business plan in light of the challenging economic conditions in the U.S., including:

    Address Near-Term Maturities.  All of our 2010 term maturities have been refinanced or extended beyond December 31, 2010.  We continue to seek to refinance or extend our indebtedness maturing in 2011 and beyond.  As of September 30, 2010, we had a total of $272.6 million of debt, including our share of unconsolidated debt of $13.5 million, with scheduled maturity dates in 2011.    A significant portion of our consolidated 2011 debt maturities as of September 30, 2010 consisted of our unsecured revolving credit facility (the “unsecured facility”) and unsecured term loan (the “Term Loan”),  which had outstanding balances of approximately $105 million and $55 million, respectively, as of that date.  Our Term Loan matures in July 2011 and our unsecured facility was scheduled to mature in February 2011.  In October 2010, we exercised an option to extend the maturity date of our unsecured facility to February 2012, which reduced our total 2011 maturities to $167.8 million.

    With regard to our $55 million Term Loan, we have had ongoing discussions with lenders as part of the implementation of a longer-term strategy to pay off all or a portion of the Term Loan and reduce our reliance on debt with short-term maturities.  We may also seek to access the capital markets, including common or preferred shares available on our effective shelf registration statement, to raise proceeds to repay all or a portion of our Term Loan, or utilize the availability under our unsecured facility and a portion of our cash balances to repay a portion of this debt.

    The remaining $112.8 million of our 2011 debt maturities consists of property-level debt, of which $45 million have automatic maturity extensions of one year, subject to certain customary conditions. We intend to extend the maturity dates on all of the debt subject to automatic extensions, and we currently believe that all of the conditions necessary for such extensions will be met.  With respect to the remaining $67.8 million, we are pursuing other financing alternatives to enable us to repay, refinance or extend the maturity dates of these loans.

    We cannot, however, provide assurance that we will successfully address all of our 2011 debt maturities on favorable terms or at all.  Failure to comply with our obligations under our unsecured facility, Term Loan and various other loan agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.   In addition, certain of our variable rate loans and construction loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured facility agreement will constitute an event of default under the loans, which could allow the lending institutions to accelerate the amounts due under the loans.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for more information related to the risks associated with our indebtedness.

    Reduce Development and Construction Activity.  We have reduced our construction and development activity, and no new development projects were commenced by us in 2009 or thus far in 2010.  For a discussion of our ongoing and planned development and redevelopment projects, see “Liquidity and Capital Resources – Short and Long-Term Liquidity Requirements.”

    Reduce Overhead.  We continue to seek to achieve overhead and other cost savings to help preserve capital and improve liquidity.

    Access the Capital Markets.  We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

    Monitor Our Cash Distribution Policy.  In May 2009, our Board of Trustees reduced our quarterly cash distribution to $0.06 per common share. The reduced distribution of $0.06 per share has been maintained in each subsequent quarter including the quarter ended September 30, 2010.  The lowering of our distributions has allowed us to conserve cash to fund working capital and for other general corporate purposes.  Each quarter, we discuss with our Board our liquidity requirements and other relevant factors before the Board determines whether and in what amount to declare a cash distribution.

    Continued Focus on Leasing.  We continued to implement several initiatives to improve the execution of our leasing strategy.  During the third quarter of 2010, we executed new and renewal leases totaling approximately 349,000 square feet.

Results of Operations

At September 30, 2010 and 2009, we owned interests in 60 properties consisting of 51 retail operating properties, five retail properties under redevelopment, four operating commercial properties. As of this date, we also owned interests in two retail properties under development.  Of the 62 total properties held at September 30, 2010, the limited service hotel component of the development at Eddy Street Commons in South Bend, Indiana was owned through an unconsolidated joint venture and accounted for under the equity method.

The comparability of results of operations is affected by our development, redevelopment, and operating property acquisition and disposition activities in 2009 and 2010.  Therefore, we believe it is most useful to review the comparisons of our 2009 and 2010 results of operations in conjunction with the discussion of our significant development, redevelopment, and operating property acquisition and disposition activities during those periods, which such discussion is set forth directly below.

Development Activities

The following in-process development properties were partially operational at various times from January 1, 2009 through September 30, 2010:

Property Name	MSA	Economic Occupancy Date1	Owned GLA
Eddy Street Commons, Phase I	South Bend, IN	September 2009	165,000
South Elgin Commons	Chicago, IL	June 2009	45,000
Cobblestone Plaza	Ft. Lauderdale, FL	March 2009	157,957

____________________
1	Represents the date in which we started receiving rental payments under tenant leases at the property or phases of the property or the tenant took possession of the property, whichever occurred first.

Redevelopment Activities

The following properties were in redevelopment status at various times during the period from January 1, 2009 through September 30, 2010:

Property Name	MSA	Transition Date1	Owned GLA
Coral Springs Plaza	Ft. Lauderdale, Florida	March 2009	45,906
Courthouse Shadows	Naples, Florida	September 2008	134,867
Four Corner Square	Maple Valley, Washington	September 2008	29,177
Bolton Plaza	Jacksonville, Florida	June 2008	172,938
Shops at Rivers Edge	Indianapolis, Indiana	June 2008	110,875

____________________
1	Transition date represents the date the property was transferred from our operating portfolio to our redevelopment projects.

Other Activities

    In the third quarter of 2009, we paid off a third party loan on The Centre, an operating property and previously unconsolidated entity, and contributed $2.1 million of capital to the entity.  In accordance with the provisions of Topic 810 – “Consolidation” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, the financial statements of The Centre were consolidated as of September 30, 2009, and its assets and liabilities were recorded at fair value.

    In the fourth quarter of 2009, we transferred our Galleria Plaza operating property in Dallas, Texas to the ground lessor.  We had recognized a non-cash impairment charge of $5.4 million to write off the net book value of the property in the third quarter of 2009.  Galleria Plaza’s operating results have been reclassified and are reflected as discontinued operations for the three and nine months ended September 30, 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

The following table reflects our consolidated statements of operations for the three months ended September 30, 2010 and 2009 (unaudited):

	2010	2009	Net change 2010 to 2009
Revenue:
Rental income (including tenant reimbursements)	$22,538,256	$21,997,331	$540,925
Other property related revenue	1,346,672	1,027,057	319,615
Construction and service fee revenue	1,270,928	2,684,209	(1,413,281)
Total Revenue	25,155,856	25,708,597	(552,741)
Expenses:
Property operating expense	4,496,055	4,210,950	285,105
Real estate taxes	3,158,006	2,677,703	480,303
Cost of construction and services	1,147,383	2,381,885	(1,234,502)
General, administrative, and other	1,260,314	1,387,407	(127,093)
Depreciation and amortization	10,731,138	7,725,827	3,005,311
Total Expenses	20,792,896	18,383,772	2,409,124
Operating income	4,362,960	7,324,825	(2,961,865)
Interest expense	(6,978,767)	(6,815,787)	(162,980)
Income tax (expense) benefit of taxable REIT subsidiary	(80,954)	80,714	(161,668)
(Loss) income from unconsolidated entities	(1,847)	73,524	(75,371)
Non-cash gain from consolidation of subsidiary	—	1,634,876	(1,634,876)
Other income	53,633	42,229	11,404
(Loss) income from continuing operations	(2,644,975)	2,340,381	(4,985,356)
Discontined operations
Operating loss from discontinued operations	—	(231,261)	231,261
Non-cash loss on impairment of real estate asset	—	(5,384,747)	5,384,747
Loss from discontinued operations	—	(5,616,008)	5,616,008
Consolidated net loss	(2,644,975)	(3,275,627)	630,652
Net loss (income) attributable to noncontrolling interests	255,021	(107,743)	362,764
Net loss attributable to Kite Realty Group Trust	$(2,389,954)	$(3,383,370)	$993,416

Rental income (including tenant reimbursements) increased $0.5 million, or 2.5%, due to the following:

Net change 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$592,733
Consolidation of The Centre	369,253
Properties under redevelopment during 2009 and/or 2010	(194,812)
Properties fully operational during 2009 and 2010 and other	(226,249)
Total	$540,925

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $0.2 million decrease in rental income relates primarily to the decrease in tenant reimbursements.  Tenant reimbursements declined as a result of a reduction in recoverable property operating expenses.

    Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue increased $0.3 million, or 31%, primarily as a result of a $0.2 million increase in gains related to land and outlot sales and a $0.1 million increase in lease termination income and parking revenue.

Construction revenue and service fees decreased $1.4 million, or 53%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our strategic decision to reduce third party construction activity, as discussed above.

Property operating expenses increased $0.3 million, or 7%, due to the following:

Net change 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$230,433
Consolidation of The Centre	95,068
Properties under redevelopment during 2009 and/or 2010	(20,041)
Properties fully operational during 2009 and 2010 and other	(20,355)
Total	$285,105

Real estate taxes increased $0.5 million, or 18%, due to the following:

Net change 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$222,967
Consolidation of The Centre	43,353
Properties under redevelopment during 2009 and/or 2010	20,371
Properties fully operational during 2009 and 2010 and other	193,612
Total	$480,303

    Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $0.2 million increase in real estate taxes was primarily due to the timing of the reassessments of our operating properties and the effects of successful appeals of these assessments.  The majority of increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.  However, a portion of the increase in real estate taxes in the third quarter of 2010 was unrecoverable due to cap limits and lower occupancy at certain properties.

Cost of construction and services decreased $1.2 million, or 52%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our strategic decision to reduce third party construction activity, as discussed above.

General, administrative and other expenses decreased $0.1 million, or 9%, due to declines in personnel-related expenses and various costs of operating as a public company, consistent with our strategy to reduce overhead as discussed above.

Depreciation and amortization expense increased $3.0 million, or 39%, due to the following:

Net change 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$309,820
Consolidation of The Centre	199,293
Properties under redevelopment during 2009 and/or 2010	2,332,880
Properties fully operational during 2009 and 2010 and other	163,318
Total	$3,005,311

Of the $3.0 million total increase in depreciation and amortization expense, $2.4 million was due to additional depreciation on the Coral Springs Plaza and Shops at Rivers Edge redevelopment properties.  Redevelopment plans for these properties were finalized during the second quarter of 2010, resulting in a reduction to the useful lives of certain assets that are scheduled to be demolished.  Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $0.2 million increase in depreciation and amortization expense was primarily due to the higher amounts of accelerated depreciation and amortization of vacated tenant costs related to tenants terminated at our operating properties in the third quarter of 2010 as compared to the same period of the prior year.

Interest expense increased $0.2 million, or 2%.  This increase is primarily due to new borrowings and debt refinanced at higher interest rates since the third quarter of 2009, partially offset by net debt repayments during the same period.

Income tax (expense) benefit changed from a benefit of $81 thousand in 2009 to an expense of $81 thousand in 2010. The 2009 benefit resulted from low construction volume in our taxable REIT subsidiary, and the 2010 expense is due to income to our taxable REIT subsidiary related to the sale of residential assets at the Eddy Street Commons development in 2010.

(Loss) income from unconsolidated entities changed from income of $74 thousand in 2009 to a loss of $2 thousand in 2010.  The $74 thousand of income in 2009 relates to The Centre operating property, which was consolidated in September 2009.  The loss of $2 thousand in 2010 relates to the limited service hotel at our Eddy Street Commons development property, which opened in June 2010.  Our other equity method joint venture is under development and is not yet generating operating results.

The $1.6 million non-cash gain from consolidation of subsidiary in 2009 was recognized upon the consolidation of The Centre joint venture as of September 30, 2009. Our share of the gain was $1.0 million.

    The $5.6 million loss from discontinued operations in 2009 relates to the impairment and subsequent transfer of our Galleria Plaza property to the ground lessor.

    Net loss (income) attributable to noncontrolling interests changed from income of $0.1 million in 2009 to a loss of $0.3 million in 2010.  Net loss (income) attributable to noncontrolling interests generally reflects the percentage of the Operating Partnership owned by the limited partners.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

The following table reflects our consolidated statements of operations for the nine months ended September 30, 2010 and 2009 (unaudited):

	2010	2009	Net change 2010 to 2009
Revenue:
Rental income (including tenant reimbursements)	$67,115,960	$67,024,468	$91,492
Other property related revenue	3,295,520	4,387,131	(1,091,611)
Construction and service fee revenue	5,101,126	14,595,667	(9,494,541)
Total Revenue	75,512,606	86,007,266	(10,494,660)
Expenses:
Property operating expense	12,804,258	13,367,022	(562,764)
Real estate taxes	9,697,406	8,958,326	739,080
Cost of construction and services	4,543,084	12,958,935	(8,415,851)
General, administrative, and other	3,891,076	4,276,451	(385,375)
Depreciation and amortization	31,441,383	23,865,302	7,576,081
Total Expenses	62,377,207	63,426,036	(1,048,829)
Operating income	13,135,399	22,581,230	(9,445,831)
Interest expense	(21,313,368)	(20,583,919)	(729,449)
Income tax (expense) benefit of taxable REIT subsidiary	(234,054)	29,529	(263,583)
(Loss) income from unconsolidated entities	(100,442)	226,041	(326,483)
Non-cash gain from consolidation of subsidiary	—	1,634,876	(1,634,876)
Other income	186,193	126,735	59,458
(Loss) income from continuing operations	(8,326,272)	4,014,492	(12,340,764)
Discontined operations
Operating loss from discontinued operations	—	(714,007)	714,007
Non-cash loss on impairment of real estate asset	—	(5,384,747)	5,384,747
Loss from discontinued operations	—	(6,098,754)	6,098,754
Consolidated net loss	(8,326,272)	(2,084,262)	(6,242,010)
Net loss (income) attributable to noncontrolling interests	841,083	(340,781)	1,181,864
Net loss attributable to Kite Realty Group Trust	$(7,485,189)	$(2,425,043)	$(5,060,146)

Rental income (including tenant reimbursements) increased $0.1 million due to the following:

Net change 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$2,414,253
Consolidation of The Centre	949,477
Properties under redevelopment during 2009 and/or 2010	(562,425)
Properties fully operational during 2009 and 2010 and other	(2,709,813)
Total	$91,492

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $2.7 million decrease in rental income was primarily due to the following:

•	$1.1 million decrease in tenant reimbursements due to a reduction in recoverable property operating expenses;

•	$0.5 million decrease at two of our properties due to the bankruptcy of Circuit City in 2009;

•	$0.5 million due to higher write offs of straight-line rent receivable in 2010 related to terminated tenants;

•	$0.4 million from the 2009 sale of Eagle Creek II asset; and

•	$0.2 million related to the net decrease in tenancy at these properties between periods.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue decreased $1.1 million, or 25%, primarily as a result of a $1.1 million decrease in gains related to land and outlot sales and the 2009 $0.4 million reversal of a liability for which the Company is no longer obligated, offset by a $0.4 million increase in lease termination income, parking revenue, late fees, and overage rent.

Construction revenue and service fees decreased $9.5 million, or 65%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our strategic decision to reduce third party construction activity, as discussed above.

Property operating expenses decreased $0.6 million, or 4%, due to the following:

Net change 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$428,398
Consolidation of The Centre	196,626
Properties under redevelopment during 2009 and/or 2010	(163,439)
Properties fully operational during 2009 and 2010 and other	(1,024,349)
Total	$(562,764)

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $1.0 million decrease in property operating expenses was primarily due to the following:

•	$0.4 million net decrease in bad debt expense at a number of our operating properties; and

•
$0.7 million decrease (due to cost containment efforts) in landscaping, parking lot, repairs, maintenance and insurance expenses, a portion of which is refundable to tenants and reflected as a reduction in tenant reimbursement revenue; offset by a $0.1 million increase in various other operating expenses.

    Real estate taxes increased $0.7 million, or 8%, due to the following:

Net change 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$1,021,648
Consolidation of The Centre	113,854
Properties under redevelopment during 2009 and/or 2010	(130,423)
Properties fully operational during 2009 and 2010 and other	(265,999)
Total	$739,080

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $0.3 million decrease in real estate taxes was primarily due to the timing of the reassessments of our operating properties and the effects of successful appeals of these assessments.  Specifically, $0.6 million of the decrease related to an amount recorded in 2009 at one of our commercial office properties, which was partially offset by increases at other properties. The majority of increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Cost of construction and services decreased $8.4 million, or 65%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our strategic decision to reduce third party construction activity, as discussed above.

    General, administrative and other expenses decreased $0.4 million, or 9%, due to declines in personnel-related expenses and various costs of operating as a public company, consistent with our strategy to reduce overhead as discussed above.

Depreciation and amortization expense increased $7.6 million, or 32%, due to the following:

Net change 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$808,074
Consolidation of The Centre	609,666
Properties under redevelopment during 2009 and/or 2010	5,813,520
Properties fully operational during 2009 and 2010 and other	344,821
Total	$7,576,081

Of the $7.6 million total increase in depreciation and amortization expense, $5.8 million was due to additional depreciation on the Coral Springs Plaza and Shops at Rivers Edge redevelopment properties.  Redevelopment plans for these properties were finalized during the second quarter of 2010, resulting in a reduction to the useful lives of certain assets that are scheduled to be demolished.  Excluding the changes due to transitioned development properties, the consolidation of The Centre, and the properties under redevelopment, the net $0.3 million increase in depreciation and amortization expense was primarily due to the higher amounts of accelerated depreciation and amortization of vacated tenant costs related to tenants terminated at our operating properties in 2010 as compared to the prior year.

Interest expense increased $0.7 million, or 4%.  This increase is primarily due to the cessation of interest capitalization as we delayed our plans at two of our development properties in 2010, and to new borrowings and debt refinanced at higher interest rates since 2009.  The increase was partially offset by debt repayments during the same period.

Income tax (expense) benefit changed from a benefit of $30 thousand in 2009 to an expense of $234 thousand in 2010. The 2009 benefit resulted from low construction volume in our taxable REIT subsidiary, and the 2010 expense is due to income to our taxable REIT subsidiary related to the sale of residential assets at the Eddy Street Commons development in 2010.

(Loss) income from unconsolidated entities changed from income of $226 thousand in 2009 to a loss of $100 thousand in 2010.  The $226 thousand of income in 2009 relates to The Centre operating property, which was consolidated in September 2009.  The loss of $100 thousand in 2010 includes pre-operating expenses related to the limited service hotel at our Eddy Street Commons development property, which opened in June 2010.  Our other equity method joint venture is under development and is not yet generating operating results.

The $1.6 million non-cash gain from consolidation of subsidiary in 2009 was recognized upon the consolidation of The Centre joint venture as of September 30, 2009. Our share of the gain was $1.0 million.

The $6.1 million loss from discontinued operations in 2009 relates to the impairment and subsequent transfer of our Galleria Plaza property to the ground lessor.

Net loss (income) attributable to noncontrolling interests changed from income of $0.3 million in 2009 to a loss of $0.8 million in 2010.  Net loss (income) attributable to noncontrolling interests generally reflects the percentage of the Operating Partnership owned by the limited partners.  Due to the May 2009 common share offering, the limited partners’ weighted average diluted ownership percentage declined from 14.2% for the nine months ended September 30, 2009 to 11.1% for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Overview

Our primary finance and capital strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective manner. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding borrowings, including the purchase price of properties to be developed or acquired with debt financing, the estimated market value of our properties and our Company as a whole upon consummation of the financing, and the ability of particular properties to generate cash flow to cover expected debt service.

Our Principal Capital Resources

For a discussion of cash generated from operations, see “Cash Flows,” on page 31.  In addition to cash generated from operations, we discuss below our other principal capital resources.

We have a $200 million unsecured facility with a group of lenders and Key Bank National Association, as agent.  As of September 30, 2010, our outstanding indebtedness under the unsecured facility was approximately $105 million, bearing interest at a current rate of LIBOR plus 135 basis points.  Factoring in our hedge agreements, at September 30, 2010, our weighted average interest rate on our unsecured revolving credit facility was 5.02%.  The amount that we may borrow under the unsecured facility is based on the value of assets in our unencumbered property pool and, as of September 30, 2010, the amount available to us for future draws under the unsecured facility was approximately $43 million.  Our unsecured facility was scheduled to mature in February 2011, but in October 2010, we exercised a one-year extension option.  The unsecured facility now matures in February 2012.

For more information regarding the terms and conditions of the unsecured facility, including interest rates, applicable financial and other covenants and our ability to make distributions, see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Our Principal Capital Resources.”  We were in compliance with all applicable financial covenants under the unsecured facility as of September 30, 2010.

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

Our Principal Liquidity Needs

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

Short-Term Liquidity Needs

    Near-Term Debt Maturities, including the Term Loan.  As of September 30, 2010, we had a total of $272.6 million of debt, including our share of unconsolidated debt of $13.5 million, with scheduled maturity dates in 2011.  In October 2010, we exercised an option in our revolving line of credit agreement to extend the maturity date one year to February 2012.  This action reduced our total 2011 maturities to $167.8 million.  Of this amount, $55 million represents the balance outstanding on our term loan which matures in July 2011.  We have had ongoing discussions with lenders as part of the implementation of a longer-term strategy to pay off all or a portion of the Term Loan and reduce our reliance on debt with short-term maturities.  We may also seek to access the capital markets, including common or preferred shares available on our effective shelf registration statement, to raise proceeds to repay all or a portion of our Term Loan, or utilize the availability under our unsecured facility and a portion of our cash balances to repay a portion of this debt.

    The remaining $112.8 million of our 2011 debt maturities consists of property-level debt, of which $45 million have automatic maturity extensions of one year, subject to certain customary conditions. We intend to extend the maturity dates on all of the debt subject to automatic extensions, and we currently believe that all of the conditions necessary for such extensions will be met.  With respect to the remaining $67.8 million, we are pursuing other financing alternatives to enable us to repay, refinance or extend the maturity dates of these loans.

    We cannot, however, provide assurance that we will successfully address all of our 2011 debt maturities on favorable terms or at all.  Failure to comply with our obligations under our unsecured facility, Term Loan and various other loan agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.   In addition, certain of our variable rate loans and construction loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured facility agreement will constitute an event of default under the loans, which could allow the lending institutions to accelerate the amounts due under the loans.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for more information related to the risks associated with our indebtedness.

    Following the extension of the maturity date of our unsecured revolving credit facility to February 2012, our total indebtedness, including our share of unconsolidated debt of $13.5 million, due to mature during 2011 is comprised of the following:

	Amounts due during the three months ended:
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Total
Annual Maturities	$778,874	$679,198	$732,765	$954,809	$3,145,646
Mortgage Debt - Fixed Rate 1	18,215,433	—	1,439,946	—	19,655,379
Mortgage Debt - Variable Rate 2	3,452,415	3,733,116	—	40,417,866	47,603,397
Construction Loans 3	13,549,200	4,725,000	—	24,151,339	42,425,539
Corporate Debt 4	—	—	55,000,000	—	55,000,000
Total	$35,995,922	$9,137,314	$57,172,711	$65,524,014	$167,829,961

____________________
1
None of the $19.7 million of fixed rate mortgage debt maturing in 2011 has automatic extensions.  However, we are pursuing other financing alternatives to enable us to repay, refinance or extend the maturity dates of these loans.

2
Of the $47.6 million of variable rate mortgage debt maturing in 2011, $20.8 million related to Gateway Shopping Center has an automatic extension of one year, subject to certain customary conditions.  We intend to extend the maturity date of this $20.8 million, and we currently believe that all of the conditions necessary for such extension will be met. With respect to the remaining $26.8 million, we are pursuing other financing alternatives to enable us to repay, refinance or extend the maturity dates of these loans.

3
Of the $42.4 million of construction loans maturing in 2011, $24.2 million related to Eddy Street Commons has two automatic one-year extensions, subject to certain customary conditions. We intend to extend the maturity date of this $24.2 million, and we currently believe that all of the conditions necessary for such extension will be met. With respect to the remaining $18.2 million, we are pursuing other financing alternatives to enable us to repay, refinance or extend the maturity dates of these loans.

4	See page 28 for a discussion of our plans regarding our $55 million Term Loan.

See also “Debt Maturities,” below.

Other Short-Term Liquidity Needs

 The nature of our business, coupled with the requirements for qualifying for REIT status (which includes the stipulation that we distribute to shareholders at least 90% of our annual REIT taxable income) and to avoid paying tax on our income, necessitate that we distribute a substantial majority of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term.  Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership), and capital expenditures (including tenant improvements and costs related to our redevelopment activities). In September 2010, our Board declared a quarterly cash distribution of $0.06 per common share for the quarter ending September 30, 2010.

When we lease space to new tenants, or renew leases for existing tenants, we incur expenditures for tenant improvements and external leasing commissions. This amount and our recurring capital expenditures, varies from year to year.  During the three and nine months ended September 30, 2010, we incurred $0.8 million and $2.1 million, respectively, of costs for tenant improvements, external leasing commissions and recurring capital expenditures on operating properties. Excluding developments and redevelopments, we currently anticipate incurring approximately $8 million in additional tenant improvements, lease commissions, and recurring capital expenditures within the next twelve months.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, potential acquisitions of properties, and payment of indebtedness at maturity.

    Unsecured Facility.  Our unsecured facility had a balance of $104.8 million as of September 30, 2010, and was scheduled to mature in February 2011.  In October 2010, we exercised the one-year extension option on our unsecured facility, and it now matures in February 2012.

Redevelopment Properties. As of September 30, 2010, five of our properties (Bolton Plaza, Shops at Rivers Edge, Courthouse Shadows, Four Corner Square and Coral Springs Plaza) were undergoing redevelopment activities.  We currently anticipate our investment in these redevelopment projects will be a total of approximately $29 million, although this estimate may change as the scope of each project is refined.  We currently believe we have sufficient financing in place to fund these redevelopments through borrowings under our unsecured facility, if necessary and to the extent there is borrowing capacity available, or project-specific financing.  For more information regarding our Coral Springs Plaza and Shops at Rivers Edge redevelopments, see Note 8 to our Condensed Consolidated Financial Statements included herein.

In-Process Development Properties. As of September 30, 2010, we had two in-process development projects (Eddy Street Commons and Cobblestone Plaza).  The total estimated cost, including our share and our joint venture partners’ share, for these projects is $87 million, of which approximately $81 million had been incurred as of September 30, 2010. Our share of the total estimated cost of these projects is $61 million, of which we have incurred approximately $57 million as of September 30, 2010.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans.  We may also make draws on our unsecured facility, if necessary and to the extent there is borrowing capacity available, to fund these projects.

Our most significant in-process development project is Eddy Street Commons at the University of Notre Dame in South Bend, Indiana.  For a description of this project, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the caption, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” and Note 10 to our Condensed Consolidated Financial Statements included herein.

Future Development Projects. In addition to our in-process developments, we have future development projects which include land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of September 30, 2010, these future developments consisted of six projects that are expected to contain 2.8 million square feet of total leasable area. We currently anticipate the total estimated cost of these six projects will be approximately $305 million, of which our share is currently expected to be approximately $187 million. We are generally not contractually obligated to complete these or any other future development projects, as they consist of land parcels on which we have not yet commenced construction and our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital.

We have entered into an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The agreement allows for the Venture to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. We have agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million.  We have the option to present to PREI additional opportunities with estimated project costs under $50 million. The agreement allows for equity capital contributions of up to $500 million to be made to the Venture for qualifying projects.  We expect contributions would be made on a project-by-project basis with PREI contributing 80% and us contributing 20% of the equity required. Our first project with PREI is Parkside Town Commons, which is currently held as a future development asset. As of September 30, 2010, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

Debt Maturities

 Except with regard to the effect of our exercise in October 2010 of the one-year extension option under our unsecured facility, the table below presents scheduled principal repayments (including annual maturities) on mortgage and other indebtedness (including our share of unconsolidated debt) as of September 30, 2010.  The unsecured facility, which as of September 30, 2010 had an outstanding balance of $104.8 million and was scheduled to mature in February 2011, is reflected in the table with its February 2012 maturity effective upon the exercise of the extension option in October 2010.

2010	$810,471
20111	167,829,961
2012	174,051,792
2013	91,368,620
20142	38,711,972
Thereafter	212,606,785
685,379,601
Unamortized Premiums	654,626
Total	$686,034,227

____________________
1	Includes our $13.5 million share of the Parkside Town Commons construction loan.

2	Includes our $3.5 million share of the Eddy Street Commons Limited Service Hotel construction loan.

Cash Flows

As of September 30, 2010, we had cash and cash equivalents of $12.7 million on hand. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such investments may temporarily be in excess of FDIC and SIPC insurance limits; however we attempt to limit our exposure at any one time.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the condensed consolidated balance sheets.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Cash provided by operating activities was $24.6 million for the nine months ended September 30, 2010, an increase of $10 million over the same period of 2009.  The increase was primarily due to the timing of cash payments and receipts as reflected by changes in deferred costs and other assets, and in accounts payable, accrued expenses, deferred revenue, and other liabilities.

Cash used in investing activities was $29.1 million for the nine months ended September 30, 2010, a decrease of $13.2 million compared to the same period of 2009.  The decrease was primarily attributable to $11.3 million lower contributions to unconsolidated entities in 2010 as compared to 2009.  The 2009 contributions were mainly in connection with debt activity.

Cash used in financing activities was $2.7 million for the nine months ended September 30, 2010, compared to cash provided by financing activities of $50.4 million in the same period of 2009.  The decrease in cash provided by financing activities is largely due to $87.5 million net proceeds from the common share offering in 2009, partially offset by an increase in net loan proceeds of $28.2 million.  Additionally, cash distributions were $6.6 million lower in 2010 reflecting a reduction in the dividend rate, offset by a higher number of shares outstanding as a result of our May 2009 common share offering.

Funds From Operations

Funds From Operations (“FFO”), is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (NAREIT), which we refer to as the White Paper. The White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  FFO is, therefore, a non-GAAP financial measure.

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

In the table below, we also present the supplemental measure FFO of the Operating Partnership excluding the non-cash loss on the impairment of a real estate asset, a non-GAAP financial measure.  We believe this measure provides useful information to investors regarding our financial condition and results of operations because the measure provides investors with useful comparative information about the recurring operating performance of our core real estate portfolio presented on the same basis as prior periods.  We also believe the presentation of this measure provides an investor with the ability to meaningfully assess the operating performance of our portfolio (e.g., an assessment of the amount of revenue and operating expenses a property is experiencing) in a clear and concise manner. Further, we believe that this measure allows investors to make a meaningful comparison of our operations compared with our peer real estate investment trusts.

The following table reconciles our consolidated net loss to FFO for the three and nine months ended September 30, 2010 and 2009 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Consolidated net loss1	$(2,644,975)	$(3,275,627)	$(8,326,272)	$(2,084,262)
Less non-cash gain from consolidation of subsidiary, net of noncontrolling interests	—	(980,926)	—	(980,926)
Less net income attributable to noncontrolling interests in properties	(42,182)	(695,655)	(96,708)	(742,130)
Add depreciation and amortization of consolidated entities, net of noncontrolling interests	10,359,890	7,724,160	30,687,142	23,693,084
Add depreciation and amortization of unconsolidated entities	124,077	52,797	165,436	157,623
Funds From Operations of the Operating Partnership2	7,796,810	2,824,749	22,429,598	20,043,389
Less redeemable noncontrolling interests in Funds From Operations	(850,813)	(319,197)	(2,489,685)	(3,173,320)
Funds From Operations allocable to the Company2	$6,945,997	$2,505,552	$19,939,913	$16,870,069

Basic FFO per share of the Operating Partnership	$0.11	$0.04	$0.32	$0.35
Diluted FFO per share of the Operating Partnership	$0.11	$0.04	$0.31	$0.35
Basic FFO per share of the Operating Partnership (excluding non-cash loss on impairment of real estate asset)	$0.11	$0.12	$0.32	$0.45
Diluted FFO per share of the Operating Partnership (excluding non-cash loss on impairment of real estate asset)	$0.11	$0.12	$0.31	$0.45

Basic weighted average Common Shares outstanding	63,288,181	62,980,447	63,206,901	48,489,799
Diluted weighted average Common Shares outstanding	63,522,229	63,090,887	63,439,031	48,575,947
Basic weighted average Common Shares and Units outstanding	71,190,157	71,028,373	71,154,942	56,540,744
Diluted weighted average Common Shares and Units outstanding	71,424,206	71,138,814	71,387,071	56,626,892

____________________
1	Includes a non-cash impairment loss on a real estate asset of $5,384,747 for the three and nine months ended September 30, 2009.

2
“Funds From Operations of the Operating Partnership” measures 100% of the operating performance of the Operating Partnership’s real estate properties and construction and service subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our in-process and future development properties, including our obligations in connection with our Eddy Street Commons development, as discussed in Note 10 to our Condensed Consolidated Financial Statements included herein, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed above.  As of September 30, 2010, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

As of September 30, 2010, our share of unconsolidated joint venture indebtedness was $17.0 million.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of September 30, 2010, the Operating Partnership had guaranteed its $13.5 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying

arrangement.    Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

Contractual Obligations

Except with respect to our debt maturities as previously disclosed herein, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.  See “Debt Maturities” on page 31.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $669 million of outstanding consolidated indebtedness as of September 30, 2010. As of this date, we were party to consolidated interest rate hedge agreements totaling $219.4 million, with interest rates ranging from 2.98% to 6.56% and maturities over various terms from 2011 through 2017.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been 77% and 23%, respectively, of our total consolidated indebtedness at September 30, 2010.  Including our $17.0 million share of unconsolidated variable debt and the effect of related hedge agreements, our fixed and variable rate debt is 75% and 25%, respectively, of the total of consolidated and our share of unconsolidated indebtedness at September 30, 2010.

Based on the amount of our fixed rate debt at September 30, 2010, a 100 basis point increase in market interest rates would result in a decrease in its fair value of $11.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of $12.2 million. A 100 basis point change in interest rates on our consolidated variable rate debt as of September 30, 2010 would change our annual cash flow by $1.5 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Filed herewith

10.2
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

KITE REALTY GROUP TRUST

November 9, 2010	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 9, 2010	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
10.1
Credit Agreement, dated as of February 20, 2007, by and among Kite Realty Group, L.P., the Company, KeyBank National Association, as Administrative Agent, Wachovia Bank, National Association as Syndication Agent, LaSalle Bank National Association and Bank of America, N.A. as Co-Documentation Agents and the other lenders party thereto
Filed herewith

10. 2
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