Form 10-K
period 2010-12-31
KITE REALTY GROUP TRUST
filed 2011-03-15
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________to___________
Commission File Number: 001-32268

Kite Realty Group Trust
(Exact name of registrant as specified in its charter)

Maryland	11-3715772
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 S. Meridian Street, Suite 1100
Indianapolis, Indiana 46204
(Address of principal executive offices) (Zip code)

(317) 577-5600
(Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value	New York Stock Exchange
8.25% Series A Cumulative Redeemable Perpetual Preferred Shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes   ☐ No   ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes   ☐ No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to  be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer ☐	Smaller reporting company	☐
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐ No   ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $241 million based upon the closing price of $4.18 per share on the New York Stock Exchange on such date.

The number of Common Shares outstanding as of February 28, 2011 was 63,501,621 ($.01 par value).

Documents Incorporated by Reference

Portions of the Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 3, 2011, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

KITE REALTY GROUP TRUST
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2010

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

Overview

Kite Realty Group Trust is a full-service, vertically integrated real estate company engaged in the ownership, operation, management, leasing, acquisition, construction management, redevelopment and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States. We also provide real estate facility management, construction management, development and other advisory services to third parties.

We conduct all of our business through our Operating Partnership, of which we are the sole general partner. As of December 31, 2010, we held an approximate 89% interest and limited partners owned the remaining 11% of the interests in our Operating Partnership.

As of December 31, 2010, we owned interests in a portfolio of 53 retail operating properties totaling approximately 8.0 million square feet of gross leasable area (including approximately 2.9 million square feet of non-owned anchor space) located in 9 states.  Our retail operating portfolio was 92.2% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 3.2% of our total annualized base rent. In the aggregate, our largest 25 tenants accounted for 39.4% of our annualized base rent.  See Item 2, “Properties” for a list of our top 25 tenants by annualized base rent.

We also own interests in four commercial (office/industrial) operating properties totaling approximately 0.6 million square feet of net rentable area, all located in the state of Indiana. The occupancy of our commercial operating portfolio was 94.8% as of December 31, 2010.

As of December 31, 2010, we also had an interest in six retail properties in our in-process development and redevelopment pipelines. Upon completion, our in-process development and redevelopment properties are anticipated to have approximately 0.9 million square feet of gross leasable area (including approximately 0.2 million square feet of non-owned anchor space).  In addition to our current in-process development and redevelopment pipelines, we have a future  development pipeline which includes land parcels that are undergoing pre-development activities and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financings.  This pipeline consisted of five projects that are expected to contain 2.5 million square feet of total gross leasable area (including non-owned anchor space) upon completion.

In addition, as of December 31, 2010, we owned interests in various land parcels totaling 93 acres.  These parcels are classified as “Land held for development” in the accompanying consolidated balance sheets and are expected to be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.

Difficult economic conditions during the last three years have had a negative impact on consumer confidence and spending which caused segments of the retail industry to be negatively impacted as retailers struggled to sell goods and services. As an owner and developer of community and neighborhood shopping centers, our performance is directly linked to economic conditions in the retail industry in those markets where our operating centers and development properties are located. While we are still experiencing a challenging operating environment, we began to see evidence of a modest recovery in 2010.  The retail environment has shown improvement and retailers are becoming more optimistic with their expansion plans and capital allocation decisions.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of the current economic conditions and their impact on us.

Significant 2010 Activities

Financing and Capital Raising Activities. As discussed in more detail below in “Business Objectives and Strategies,” our primary business objectives are to generate increasing cash flow, achieve long-term growth and maximize shareholder value primarily through the operation, acquisition, development and redevelopment of well-located community and neighborhood shopping centers. However, as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” current economic and financial market conditions have created a need for most REITs, including us, to place a significant amount of emphasis on our financing and capital preservation strategy. Therefore, our current primary objective is the cost effective and opportunistic strengthening of our balance sheet to allow access to various sources of capital to fund our future commitments.  We endeavor to continue improving our key financial ratios including our debt to EBITDA ratio. We ended the year 2010 with $62 million of combined cash and borrowing capacity on our unsecured revolving credit facility.  We will remain focused on 2011 refinancing activity and will continue to aggressively manage our operating portfolio.

During 2010, we successfully completed various financing, refinancing and capital-raising activities. As a result of these actions, we reduced our total borrowings to $611 million at December 31, 2010 from $658 million at December 31, 2009. The significant financing, refinancing and capital raising activities completed during 2010 included the following:

Preferred Equity Offering

•
In December 2010, we completed an offering of 2,800,000 shares of Series A Cumulative Redeemable Perpetual Preferred Shares at an offering price of $25.00 per share for net proceeds of $67.5 million.  A portion of the net proceeds were used to retire our $55 million unsecured term loan.  The remaining net proceeds, along with borrowings on our revolving line of credit, were used to retire the $18.3 million loan encumbering our International Speedway Square property in Daytona, Florida.

Refinancings & Maturity Date Extensions in 2010

•	During the third quarter, we exercised the one-year extension option on our unsecured revolving credit facility and extended the maturity date for the facility to February 2012;

•
We extended the maturity date on the variable rate construction loan on our South Elgin Commons development property in a suburb of Chicago, Illinois to September 2013 at an interest rate of LIBOR + 325 basis points;

•
We extended the maturity date on the variable rate construction loan on our Cobblestone Plaza development property in Fort Lauderdale, Florida to February 2013 at an interest rate of LIBOR + 350 basis points; and

•
We converted the $14.3 million variable rate loan on our Rivers Edge redevelopment property in Indianapolis, Indiana to a construction loan at an interest rate of LIBOR + 325 basis points, and extended the maturity date to January 2016;

Refinancings & Maturity Date Extensions in 2011

•
In January 2011, we extended the maturity date of the $3.5 million variable rate loan on the Indiana State Motor pool commercial property (originally due February 2011) to February 2014 at an interest rate of LIBOR + 325 basis points.

•
In February 2011, we extended the maturity date of the $33.9 million variable rate construction loan on the unconsolidated Parkside Town Commons property (originally due February 2011) to August 2013 at an interest rate of LIBOR + 300 basis points and funded $5.5 million, which was our share of the paydown, with cash.  We currently own a 40% interest in this property which declines to 20% upon the commencement of project construction.

Construction Financing

•	Draws totaling $6.1 million were made on the variable rate construction loan at the Eddy Street Commons development project; and

•	We used proceeds from our unsecured revolving credit facility, other borrowings and cash totaling $36.6 million for other development and redevelopment activities.

Repayments of Outstanding Indebtedness

•	We used a portion of the proceeds from our December 2010 preferred share offering to retire our $55 million unsecured term loan, which was due in July 2011;

•
We repaid the $18.3 million fixed rate loan on our International Speedway Square operating property in Daytona, Florida and temporarily contributed the related asset to the unsecured revolving credit facility collateral pool.  We intend to secure long term financing for this asset in the first half of 2011; and

•	In connection with the 2010 extensions of the maturity dates of various permanent and construction loans, we paid down the balances of these loans by $19.8 million.

2010 Development and Redevelopment Activities

•
In the fourth quarter of 2010, we completed the redevelopment of our Coral Springs Plaza, and transitioned the former Circuit City-anchored center to the operating portfolio.  The property is 100% leased to Toys “R” Us/Babies “R” Us and located in a suburb of Boca Raton, Florida;

•
We substantially completed the construction of the retail and office components of Eddy Street Commons, Phase I, a 465,000 square foot multi-use center located in South Bend, Indiana that includes a 300,000 square foot non-owned multi-family component.  This project was 89% leased as of December 31, 2010 and is anchored by Follett Bookstore, Urban Outfitters and the University of Notre Dame;

•
We partially completed the construction of Cobblestone Plaza, a 138,000 square foot neighborhood shopping center located in Ft. Lauderdale, Florida.  We commenced construction of a Whole Foods store during the fourth quarter and anticipate delivery to the tenant in the second quarter of 2011. This property was 84.4% leased or committed as of December 31, 2010; and

•
In the fourth quarter of 2010, we commenced construction at South Elgin Commons, Phase II, a 135,500 square foot center located in a suburb of Chicago, Illinois.  This project was 100.0% leased and is anchored by Toys “R” Us/Babies “R” Us and Ross Stores and “shadow” anchored by Super Target.

As of December 31, 2010, we had four retail properties undergoing various stages of redevelopment:

•
Bolton Plaza, Jacksonville, Florida. This 173,000 square foot neighborhood shopping center was previously anchored by Wal-Mart.  We executed a 66,500 square foot lease with Academy Sports & Outdoors to anchor this center and this tenant opened during the second half of 2010. We currently estimate the cost of this redevelopment to be $5.7 million;

•
Courthouse Shadows, Naples, Florida. We intend to modify the existing facade and pylon signage of this 135,000 square foot neighborhood shopping center and upgrade its landscaping and lighting. In 2009, Publix purchased the lease of the former anchor tenant and made certain improvements to the space. We currently anticipate our total investment in the redevelopment at Courthouse Shadows will be $2.5 million;

•
Four Corner Square, Seattle, Washington. In addition to the existing 29,000 square foot neighborhood shopping center, we also own an adjacent ten acres of land in our future development pipeline that may be used as part of the redevelopment. We currently estimate the cost of this redevelopment to be $0.5 million; and

•
Rivers Edge, Indianapolis, Indiana. We have secured Nordstrom Rack, the Container Store, Arhaus Furniture,  Buy Buy Baby and BGI Fitness as new anchors for this neighborhood shopping center and have expanded it from 111,000 square feet to 152,000 square feet.  The renovations to accommodate these new tenants began in the third quarter of 2010 with expected delivery occurring in the first half of 2011.  We currently estimate the cost of this redevelopment to be $21.5 million.

2010 Cash Distributions

In 2010, we declared quarterly per common share cash distributions of $0.06 per common share with respect to each of the quarters.

2011 Acquisitions

•
In February 2011, we acquired a 52,000 square foot, 91.4% leased retail shopping center in Wilmington, North Carolina.   This center was acquired in an off-market transaction for a purchase price of $3.5 million.  This center is anchored by a 46,000 square foot Lowe’s Foods.

●
In February 2011, we completed the acquisition of the remaining 40% interest in The Centre from our joint venture partners and assumed leasing and management responsibilities. The Centre is an 81,000 square foot shopping center located in Carmel, Indiana, a suburb of Indianapolis. The purchase price was approximately $2.3 million, including the repayment of a $700,000 loan made by the Company.

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

We seek to implement our business objectives through the following strategies, each of which is more completely described in the sections that follow:

•
Operating Strategy: Maximizing the internal growth in revenue from our operating properties by leasing and re-leasing those properties to a diverse group of retail tenants at increasing rental rates, when possible, and redeveloping certain properties to make them more attractive to existing and prospective tenants and consumers or to permit additional or more productive uses of the properties;

•
Growth Strategy: Using debt and equity capital prudently to redevelop or renovate our existing properties,  selectively acquire additional retail properties and develop shopping centers on land parcels that we currently own where we believe that investment returns would meet or exceed internal benchmarks; and

•
Financing and Capital Preservation Strategy: Maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective manner including borrowings under our existing revolving credit facility, new secured debt, accessing the public securities markets when conditions are acceptable to us, internally generated funds and proceeds from selling land and properties that no longer fit our strategy, and investment in strategic joint ventures. We continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

Operating Strategy. Our primary operating strategy is to maximize revenue and maintain or increase occupancy levels by attracting and retaining a strong and diverse tenant base. Most of our properties are in regional and neighborhood trade areas with attractive demographics, which has allowed us to maintain and, in some cases, increase occupancy and rental rates. We seek to implement our operating strategy by, among other things:

•	increasing rental rates upon the renewal of expiring leases or re-leasing space to new tenants while minimizing vacancy to the extent possible;

•	maximizing the occupancy of our existing operating portfolio;

•	maximizing tenant absorption and minimizing tenant turnover;

•	maintaining efficient leasing and property management strategies to emphasize and maximize rent growth and cost-effective facilities;

•	maintaining a diverse tenant mix in an effort to limit our exposure to the financial condition of any one tenant or any category of tenants;

•	monitoring the physical appearance, condition, and design of our properties and other improvements located on our properties to maximize our ability to attract customers;

•	actively managing costs to minimize overhead and operating costs;

•	maintaining strong tenant and retailer relationships in order to avoid rent interruptions and reduce marketing, leasing and tenant improvement costs that result from re-tenanting space; and

•	taking advantage of under-utilized land or existing square footage, reconfiguring properties for better use, or adding ancillary income areas to existing facilities.

We employed our operating strategy in 2010 in a number of ways, including increasing our total leased percentage from 90.7% at December 31, 2009 to 92.5% at December 31, 2010, through the signing of over 1.1 million square feet of new and renewal leases in 2010. We have also been successful in maintaining a diverse retail tenant mix with no tenant accounting for more than 3.2% of our annualized base rent. See Item 2, “Properties” for a list of our top tenants by gross leasable area and annualized base rent.

Growth Strategy. While we are focused on conserving capital in the current difficult economic environment, our growth strategy includes the selective deployment of resources to projects that are expected to generate investment returns that meet or exceed our internal benchmarks. We intend to implement our growth strategy in a number of ways, including:

•
continually evaluating our operating properties for redevelopment and renovation opportunities that we believe will make them more attractive for leasing to new tenants or re-leasing to existing tenants at increased rental rates;

•
capitalizing on future development opportunities on currently owned land parcels through the achievement of anchor and small shop pre-leasing targets and obtaining financing prior to commencing construction;

•
disposing of selected assets that no longer meet our long-term investment criteria and recycling the resulting capital into assets that provide maximum returns and upside potential in desirable markets; and

•
selectively pursuing the acquisition of retail operating properties and portfolios in markets with attractive demographics which we believe can support retail development and therefore attract strong retail tenants.

In evaluating opportunities for potential acquisition, development, redevelopment and disposition, we consider a number of factors, including:

•	the expected returns and related risks associated with investments in these potential opportunities relative to our combined cost of capital to make such investments;

•	the current and projected cash flow and market value of the property, and the potential to increase cash flow and market value if the property were to be successfully re-leased or redeveloped;

•	the price being offered for the property, the current and projected operating performance of the property, the tax consequences of the sale and other related factors;

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

•	the configuration of the property, including ease of access, abundance of parking, maximum visibility, and the demographics of the surrounding area; and

•	the level of success of existing properties in the same or nearby markets.

In 2010, we were successful in executing new leases for anchor tenants at three properties in our development and redevelopment portfolio.  We signed leases totaling 118,000 square feet with Nordstrom Rack, Buy Buy Baby, the Container Store, Arhaus Furniture and BGI Fitness to anchor our  Rivers Edge redevelopment in Indianapolis, Indiana.  We also signed a 58,000 square foot lease with Toys “R” Us/Babies “R” Us at our South Elgin Commons property in a suburb of Chicago, Illinois and an anchor lease with Urban Outfitters at our Eddy Street Commons property in South Bend, Indiana.  We expect these tenants to open for business during the latter half of 2011.

Financing and Capital Preservation Strategy. We finance our development, redevelopment and acquisition activities seeking to use the most advantageous sources of capital available to us at the time.  These sources may include the sale of common or preferred shares through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, investment in real estate joint ventures and the reinvestment of proceeds from the disposition of assets.

Our primary financing and capital preservation strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and development activities in the most cost-effective way possible. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings, including the purchase price of properties to be developed or acquired with debt financing, the estimated market value of our properties and the Company as a whole upon consummation of the refinancing, and the ability of particular properties to generate cash flow to cover expected debt service. As discussed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the recent market conditions have heightened the need for most REITs, including us, to continue to place a significant emphasis on financing and capital preservation strategies.  Our efforts to strengthen our balance sheet are essential to the success of our business. We intend to continue implementing our financing and capital strategies in a number of ways, including:

•
prudently managing our balance sheet, including reducing the aggregate amount of indebtedness outstanding under our unsecured revolving credit facility so that we have additional capacity available to fund our development and redevelopment projects and pay down maturing debt if refinancing that debt is not feasible;

•
seeking to replace our unsecured revolving credit facility, which had a balance of $122.3 million at December 31, 2010.  The Company has entered into a non-binding term sheet for and amended and restated unsecured revolving credit facility with a three year term;

•
extending the maturity dates of and/or refinancing of our near-term mortgage, construction and other indebtedness.  Through March 1, 2011, we refinanced $17 million of our 2011 maturities leaving $75 million to be addressed over the balance of the year.  Based upon our experience with property level debt over the last couple of years, we expect to address all of these maturities;

•	entering into construction loans to fund our in-process developments, redevelopments, and future developments;

•
raising additional capital through the issuance of common shares, preferred shares or other securities.  In December 2010 we issued 2.8 million shares of our Series A Cumulative Redeemable Perpetual Preferred Shares at an offering price of $25.00 per share for net proceeds of $67.5 million.  A portion of the net proceeds from this offering were used to retire our $55 million unsecured term loan, which had a maturity date of July 2011.  The remainder of the net proceeds, along with borrowings on our unsecured revolving line of credit were used to retire the $18.3 million loan encumbering our International Speedway Square property in Daytona, Florida;

•	managing our exposure to interest rate increases on our variable-rate debt through the use of fixed rate hedging transactions and securing long-term nonrecourse financing; and

•	investing in joint venture arrangements in order to access less expensive capital and to mitigate risk.

Business Segments

Our principal business is the ownership, operation, acquisition and development of high-quality neighborhood and community shopping centers in selected markets in the United States. We have aligned our operations into two business segments: (1) real estate operation and development, and (2) construction management and advisory services. See Note 13 to the accompanying consolidated financial statements for information on our two business segments and the reconciliation of total segment revenues to total revenues, total segment operating income to operating income, total segment net income to consolidated net income, and total segment assets to total assets for the years ended December 31, 2010, 2009 and 2008.

Competition

The United States commercial real estate market continues to be highly competitive. We face competition from institutional investors, other REITs, and owner-operators engaged in the development, acquisition, ownership and leasing of shopping centers as well as from numerous local, regional and national real estate developers and owners in each of our markets.  Some of these competitors may have greater capital resources than we do, although we do not believe that any single competitor or group of competitors in any of the primary markets where our properties are located are dominant in that market.

We face significant competition in our efforts to lease available space to prospective tenants at our operating, development and redevelopment properties. The nature of the competition for tenants varies depending upon the characteristics of each local market in which we own and manage properties. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, rental rates, the presence of anchor stores, competitor shopping centers in the same geographic area and the maintenance, appearance, access and traffic patterns of our properties.  There can be no assurance in the future that we will be able to compete successfully with our competitors in our development, acquisition and leasing activities.

Government Regulation

We and our properties are subject to a variety of federal, state, and local environmental, health, safety and similar laws including:

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

Neither existing environmental, health, safety and similar laws nor the costs of our compliance with these laws has had a material adverse effect on our financial condition or results operations, and management does not believe they will in the future. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or may acquire in the future.

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

Offices

Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

As of December 31, 2010, we had 74 full-time employees. The majority of these employees were “home office” personnel.

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

The United States economy was in a recession during 2009 and for a portion of 2010.  Similarly, the specific markets in which we operate continue to face very challenging economic conditions that will likely persist into the future.  In particular, as of December 31, 2010, 41% of our owned square footage and 41% of our total annualized base rent is located in Indiana, 21% of our owned square footage and 21% of our total annualized base rent is located in Florida, and 19% of our owned square footage and 18% of our total annualized base rent is located in Texas.  This level of concentration could expose us to greater economic risks than if we owned properties in numerous geographic regions. Many states continue to deal with state fiscal budget shortfalls, rising unemployment rates and home foreclosure rates. Continued adverse economic or real estate trends in Indiana, Florida, Texas, or the surrounding regions, or any continued decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Severe disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes on reasonable terms, or at all, and have other material adverse effects on our business.

Disruptions in the credit markets generally, or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing at favorable rates or at all.  In 2008 and 2009, the United States financial and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many financial instruments to fluctuate substantially and the spreads on prospective debt financings to widen considerably. Those circumstances materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Although the credit markets have recovered from this severe dislocation, there are a number of continuing effects, including a weakening of many traditional sources of debt financing, a reduction in the overall amount of debt financing available, lower loan to value ratios, a tightening of lender underwriting standards and terms and higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. For example, as of February 15, 2011, we had approximately $78 million and $253 million of debt maturing in 2011 and 2012, respectively, including our $200 million unsecured revolving credit facility in February 2012. If we are not successful in refinancing our outstanding debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations.

If a dislocation similar to that which occurred in 2008 and 2009 occurs in the future, we may be forced to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, we may be unable to obtain permanent financing on development projects we financed with construction loans or mezzanine debt.  Our inability to obtain such permanent financing on favorable terms, if at all, could delay the completion of our development projects and/or cause us to incur additional capital costs in connection with completing such projects, either of which could have a material adverse effect on our business and our ability to execute our business strategy. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of our common shares and other adverse effects on our business.

If our tenants are unable to secure financing necessary to continue to operate their businesses and pay us rent, we could be materially and adversely affected.

Many of our tenants rely on external sources of financing to operate their businesses.  As discussed above, there are a number of continuing effects of the severe disruptions experienced in the United States financial and credit markets in 2008 and 2009.  If our tenants are unable to secure financing necessary to continue to operate their businesses, they may be unable to meet their rent obligations to us or enter into new leases with us or be forced to declare bankruptcy and reject our leases, which could materially and adversely affect us.

Ongoing challenging conditions in the United States and global economy, and the challenges facing our retail tenants and non-owned anchor tenants may have a material adverse affect on our financial condition and results of operations.

We are susceptible to adverse economic developments in the United States. The United States economy is still experiencing weakness from the severe recession that it recently experienced, which resulted in increased unemployment, the bankruptcy or weakened financial condition of a number of retailers, decreased consumer spending, low consumer confidence, a decline in residential and commercial property values and reduced demand and rental rates for retail space. Although the United States economy appears to have emerged from the recent recession, market conditions remain challenging as high levels of unemployment and low consumer confidence have persisted.  There can be no assurance that the recovery will continue. General economic factors that are beyond our control, including, but not limited to,  recessions, decreases in consumer confidence, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, tax rates, continued business layoffs, downsizing and industry slowdowns, and/or rising inflation, could have a negative impact on the business of our retail tenants.  In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things (i) have difficulty paying us rent as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or seek downward rental adjustment to such leases, or (iv) be forced to curtail operations or declare bankruptcy.  We are also susceptible to other developments that, while not directly tied to the economy, could have a material adverse effect on our business. These developments include relocations of businesses, changing demographics, increased Internet shopping, infrastructure quality, federal, state, and local budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation, decreasing valuations of real estate, and other factors.

Further, we continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate assets may not be recoverable.  The ongoing challenging market conditions could require us to recognize an impairment charge with respect to one or more of our properties.

Our business is significantly influenced by demand for retail space generally, and a decrease in such demand may have a greater adverse effect on our business than if we owned a more diversified real estate portfolio.

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

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly during periods of economic uncertainty such as what has recently occurred.  As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or non-owned anchor or a failure by that major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers because of contractual co-tenancy termination or rent reduction rights under the terms of some leases.  In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could have a material adverse effect on our results of operations. As of December 31, 2010, the five largest tenants in our operating portfolio in terms of annualized base rent were Publix, PetSmart, Bed Bath & Beyond/Buy Buy Baby, Lowe’s Home Improvement, and Ross Stores, representing 3.2%, 2.8%, 2.4%, 2.4%, and 2.3%, respectively, of our total annualized base rent.

We face potential material adverse effects from tenant bankruptcies, and we may be unable to collect balances due from any tenant in bankruptcy or replace the tenant at current rates, or at all.

Bankruptcy filings by our retail tenants occur from time to time.  Such bankruptcies may increase in times of economic uncertainty such as what has recently occurred. For example, A&P, which leases 59,000 square feet and accounts for 1.0% of our annualized base rent, filed for bankruptcy in December 2010.  The number of bankruptcies among United States companies continue to be above historical levels.  We cannot make any assurance that any tenant who files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant or the lease guarantor, or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold from a tenant in bankruptcy, which would result in a reduction in our cash flow and in the amount of cash available for distribution to our shareholders.

Moreover, we are continually re-leasing vacant spaces resulting from tenant lease terminations. The bankruptcy of a tenant, particularly an anchor tenant such as A&P, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could materially adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

We had $611 million of consolidated indebtedness outstanding as of December 31, 2010, which may have a material adverse effect on our financial condition and results of operations and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest may materially adversely affect our operating performance. We had $611 million of consolidated outstanding indebtedness as of December 31, 2010, of which $78 million is scheduled to mature in 2011 along with our share of mortgage debt of unconsolidated joint ventures of $14 million, and $253 million is scheduled to mature in 2012.  At December 31, 2010, $333 million of our debt bore interest at variable rates ($114 million when reduced by our $219 million of interest rate swaps for fixed interest rates) along with our share of mortgage debt of unconsolidated joint ventures of $18 million. Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it could materially adversely affect our results of operations. For example, if market rates of interest on our variable rate debt outstanding, net of cash flow hedges, as of December 31, 2010 increased by 1%, the increase in interest expense on our variable rate debt would decrease future cash flows by $1.3 million annually.

We also intend to incur additional debt in connection with various development and redevelopment projects, and may incur additional debt with acquisitions of properties. Our organizational documents do not limit the amount of indebtedness that we may incur. We may borrow new funds to develop or acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of the real estate properties we develop or acquire. We also may borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes or otherwise avoid paying taxes that can be eliminated through distributions to our shareholders.

Our substantial debt could materially and adversely affect our business in other ways, including by, among other things:
•	requiring us to use a substantial portion of our funds from operations to pay principal and interest, which reduces the amount available for distributions;
•	placing us at a competitive disadvantage compared to our competitors that have less debt;
•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; and
•	limiting our ability to borrow more money for operating or capital needs or to finance development and acquisitions in the future.

Agreements with lenders supporting our unsecured revolving credit facility and various other loan agreements contain default provisions which, among other things, could result in the acceleration of principal and interest payments or the termination of the facilities.

Our unsecured revolving credit facility and various other debt agreements contain certain Events of Default which include, but are not limited to, failure to make principal or interest payments when due, failure to perform or observe any term, covenant or condition contained in the agreements, failure to maintain certain financial and operating ratios and other criteria, misrepresentations and bankruptcy proceedings.  In the event of a default under any of these agreements, the lender would have various rights including, but not limited to, the ability to require the acceleration of the payment of all principal and interest due and/or to terminate the agreements, and to foreclose on the properties.  The declaration of a default and/or the acceleration of the amount due under any such credit agreement could have a material adverse effect on our business.  In addition, certain of our permanent and construction loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lending institutions to accelerate the amount due under the loans.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

A significant amount of our indebtedness is secured by our real estate assets. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in the loss of our investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our shareholders will be limited.

We are subject to risks associated with hedging agreements.

We use a combination of interest rate protection agreements, including interest rate swaps, to manage risk associated with interest rate volatility. This may expose us to additional risks, including a risk that counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Further, should we choose to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging agreement.

A substantial number of common shares eligible for future sale could cause our common share price to decline significantly.

If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2010, we had outstanding 63,342,219 common shares. Of these shares, 63,165,142 are freely tradable, and the remainder of which are mostly held by our “affiliates,” as that term is defined by Rule 144 under the Securities Act. In addition, 7,858,498 units of our Operating Partnership are owned by certain of our executive officers and other individuals, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC in August 2005 to register 9,115,149 common shares issued (or issuable upon redemption of units in our Operating Partnership) in our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

In addition, other events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include but are not limited to:

•
adverse changes in the national, regional and local economic climate, particularly in: Indiana, where 41% of our owned square footage and 41% of our total annualized base rent is located; Florida, where 21% of our owned square footage and 21% of our total annualized base rent is located; and Texas, where 19% of our owned square footage and 18% of our total annualized base rent is located;

•	tenant bankruptcies;

•	local oversupply of rental space, increased competition or reduction in demand for rentable space;

•	inability to collect rent from tenants, or having to provide significant rent concessions to tenants;

•	vacancies or our inability to rent space on favorable terms;

•	changes in market rental rates;

•	inability to finance property development, tenant improvements and acquisitions on favorable terms;

•	increased operating costs, including costs incurred for maintenance, insurance premiums, utilities and real estate taxes;

•	the need to periodically fund the costs to repair, renovate and re-lease space;

•	decreased attractiveness of our properties to tenants;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses (such as snow removal costs);

•	costs of complying with changes in governmental regulations, including those governing usage, zoning, the environment and taxes;

•	civil unrest, acts of terrorism, earthquakes, hurricanes and other national disasters or acts of God that may result in underinsured or uninsured losses;

•	the relative illiquidity of real estate investments;

•	changing demographics; and

•	changing traffic patterns.

Our financial covenants may restrict our operating and acquisition activities.

Our unsecured revolving credit facility contains certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, certain of our mortgages contain customary covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.  Failure to meet any of the financial covenants could cause an event of default under and/or accelerate some or all of our indebtedness, which could have a material adverse effect on us.

Our current and future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

As of December 31, 2010, we owned nine of our operating properties through joint ventures. As of December 31, 2010, the nine properties represented 10.7% of our annualized base rent. In addition, one of the properties in our in-process development pipeline and two properties in our future development pipeline are currently owned through joint ventures, one of which is accounted for under the equity method as of December 31, 2010 as we do not exercise requisite control for consolidation treatment.  We have also entered into an agreement with Prudential Real Estate Investors to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. Our joint ventures involve risks not present with respect to our wholly owned properties, including the following:

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

In the future, we may seek to co-invest with third parties through joint ventures that may involve similar or additional risks.

We face significant competition, which may impede our ability to renew leases or re-lease space as leases expire or require us to undertake unbudgeted capital improvements.

We compete with numerous developers, owners and operators of retail shopping centers for tenants. These competitors include institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same markets in which our properties are located, but which have greater capital resources. As of December 31, 2010, leases were scheduled to expire on a total of 7.1% of the space at our properties in 2011.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may be unable to lease on satisfactory terms to potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our leases with them expire. We also may be required to offer more substantial rent abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements than we have historically.  As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be materially adversely affected. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any capital improvements we undertake may reduce cash available for distributions to shareholders.

Our future developments and acquisitions may not yield the returns we expect or may result in dilution in shareholder value.

We have two properties in our in-process development pipeline and five properties in our future development pipeline. New development projects and property acquisitions are subject to a number of risks, including, but not limited to:

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

•
as a result of competition for attractive development and acquisition opportunities, we may be unable to acquire assets as we desire or the purchase price may be significantly elevated, which may impede our growth;

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

We currently have four properties in our redevelopment pipeline. We expect to redevelop certain of our other properties in the future. In connection with any redevelopment of our properties, we will bear certain risks, including the risk of construction delays or cost overruns that may increase project costs and make a project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, various tenants may have the right to withdraw from a property if a development and/or redevelopment project is not completed on time. In the case of a redevelopment project, consents may be required from various tenants in order to redevelop a center. In the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss.

We may not be able to sell properties when appropriate and could, under certain circumstances, be required to pay certain tax indemnities related to the properties we sell.

Real estate property investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future.  In addition, in connection with our formation at the time of our initial public offering (“IPO”), we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners of our Operating Partnership. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, we will indemnify the contributors of those properties for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment). The six properties to which our tax indemnity obligations relate represented 17.6% of our annualized base rent in the aggregate as of December 31, 2010. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South and Market Street Village. We also agreed to limit the aggregate gain certain limited partners of our Operating Partnership would recognize, with respect to certain other contributed properties through December 31, 2016, to not more than $48 million in total, with certain annual limits, unless we reimburse them for the taxes attributable to the excess gain (and any taxes imposed on the reimbursement payments), and take certain other steps to help them avoid incurring taxes that were deferred in connection with the formation transactions.

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

Our existing properties and any properties we develop or acquire in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. The expenses of owning and operating properties generally do not decrease, and may increase, when circumstances such as market factors and competition cause a reduction in income from the properties. As a result, if any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. Our properties continue to be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, regardless of such properties’ occupancy rates. Therefore, rising operating expenses could reduce our cash flow and funds available for future distributions, particularly if such expenses are not offset by corresponding revenues.

We could incur significant costs related to government regulation and environmental matters.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership, operation and management of real properties, we are potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.  We may also be liable to third parties for damage and injuries resulting from environmental contamination emanating from the real estate.  Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination.  Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property.

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

Our properties must also comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants and the incurrence of additional costs associated with bringing the properties into compliance, any of which could adversely affect our financial condition.

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

Most of our leases contain provisions requiring the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, to the extent we are able to recover such costs from our tenants.  However, increased inflation could have a more pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time, and limit our ability to recover all of our operating expenses. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable.  In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may have to pay a greater percentage or all of our operating expenses.

Our share price could be volatile and could decline, resulting in a substantial or complete loss on our shareholders’ investment.

The stock markets (including The New York Stock Exchange, or the “NYSE,” on which we list our common and preferred shares) have experienced significant price and volume fluctuations. The market price of our common shares could be similarly volatile, and investors in our common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

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

Moreover, an active trading market on the NYSE for our Series A Preferred Shares that were issued in December 2010 may not develop or, if it does develop, may not last, in which case the trading price of our Series A Preferred Shares could be adversely affected.  In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Holders of our Series A Preferred Shares have extremely limited voting rights.

Holders of our Series A Preferred Shares have extremely limited voting rights. Our common shares are the only class of our equity securities carrying full voting rights. Voting rights for holders of Series A Preferred Shares exist primarily with respect to the ability to appoint additional trustees to our Board of Trustees in the event that six quarterly dividends (whether or not consecutive) payable on our Series A Preferred Shares are in arrears, and with respect to voting on amendments to our declaration of trust or our Series A Preferred Shares Articles Supplementary that materially and adversely affect the rights of Series A Preferred Shares holders or create additional classes or series of preferred shares that are senior to our Series A Preferred Shares. Other than very limited circumstances, holders of our Series A Preferred Shares will not have voting rights.

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

(2)   Our declaration of trust permits our Board of Trustees to issue preferred shares with terms that may discourage a third party from acquiring us. Our declaration of trust permits our Board of Trustees to issue up to 40,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our Board. Thus, our Board could authorize the issuance of additional preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares. In addition, any preferred shares that we issue likely would rank senior to our common shares with respect to payment of distributions, in which case we could not pay any distributions on our common shares until full distributions were paid with respect to such preferred shares.

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

Our future success depends, to a significant extent, upon the continued services of our existing executive officers.  Our executive officers’ experience in real estate acquisition, development and finance are critical elements of our future success. We have employment agreements for one-year terms with each of our executive officers.  These agreements automatically renew for a one-year term unless either we or the officer elects not to renew the agreement.  These agreements were automatically renewed for our three executive officers through December 31, 2011.  If one or more of our key executives were to die, become disabled or otherwise leave the company's employ, we may not be able to replace this person with an executive officer of equal skill, ability, and industry expertise. Until suitable replacements could be identified and hired, if at all, our operations and financial condition could be impaired.

We depend on external capital to fund our capital needs.

To qualify as a REIT, we are required to distribute to our shareholders each year at least 90% of our net taxable income excluding net capital gains. In order to eliminate federal income tax, we are required to distribute annually 100% of our net taxable income, including capital gains. Partly because of these distribution requirements, we will not be able to fund all future capital needs, including capital for property development and acquisitions, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms, if at all.  Any additional debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing shareholders.  Our access to third-party sources of capital depends on a number of things, including:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and potential future earnings;

•	our cash flow and cash distributions;

•	our ability to qualify as a REIT for federal income tax purposes; and

•	the market price of our common shares.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our principal and interest obligations or make distributions to our shareholders.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Retail Operating Properties

As of December 31, 2010, we owned interests in a portfolio of 53 retail operating properties totaling 8.0 million square feet of gross leasable area (“GLA”) (including non-owned anchor space).  The following tables set forth more specific information with respect to the Company’s retail operating properties as of December 31, 2010:

OPERATING RETAIL PROPERTIES - TABLE I

Property1	State	MSA	Year Built/Renovated	Year Added to Operating Portfolio	Acquired, Redeveloped, or Developed	Total GLA2	Owned GLA2	Percentage of Owned GLA Leased3
Bayport Commons6	FL	Oldsmar	2008	2008	Developed	268,556	97,112	91.5%
Coral Springs	FL	Ft. Lauderdale	2004/2010	2004	Redeveloped	46,079	46,079	100.0%
Estero Town Commons6	FL	Naples	2006	2007	Developed	206,600	25,631	57.0%
Indian River Square	FL	Vero Beach	1997/2004	2005	Acquired	379,246	144,246	97.6%
International Speedway Square	FL	Daytona	1999	1999	Developed	242,995	229,995	94.1%
King's Lake Square	FL	Naples	1986	2003	Acquired	85,497	85,497	90.5%
Pine Ridge Crossing	FL	Naples	1993	2006	Acquired	258,874	105,515	96.4%
Riverchase Plaza	FL	Naples	1991/2001	2006	Acquired	78,380	78,380	100.0%
Shops at Eagle Creek	FL	Naples	1983	2003	Redeveloped	72,271	72,271	52.0%
Tarpon Springs Plaza	FL	Naples	2007	2007	Developed	276,346	82,547	95.1%
Wal-Mart Plaza	FL	Gainesville	1970	2004	Acquired	177,826	177,826	94.6%
Waterford Lakes Village	FL	Orlando	1997	2004	Acquired	77,948	77,948	95.0%
Kedron Village	GA	Atlanta	2006	2006	Developed	282,125	157,409	89.3%
Publix at Acworth	GA	Atlanta	1996	2004	Acquired	69,628	69,628	96.6%
The Centre at Panola	GA	Atlanta	2001	2004	Acquired	73,079	73,079	100.0%
Fox Lake Crossing	IL	Chicago	2002	2005	Acquired	99,072	99,072	79.9%
Naperville Marketplace	IL	Chicago	2008	2008	Developed	169,600	83,758	96.1%
South Elgin Commons	IL	Chicago	2009	2009	Developed	45,000	45,000	100.0%
50 South Morton	IN	Indianapolis	1999	1999	Developed	2,000	2,000	100.0%
54th & College	IN	Indianapolis	2008	2008	Developed	20,100	—	*
Beacon Hill6	IN	Crown Point	2006	2007	Developed	127,821	57,191	54.0%
Boulevard Crossing	IN	Kokomo	2004	2004	Developed	213,696	123,696	93.0%
Bridgewater Marketplace	IN	Indianapolis	2008	2008	Developed	50,820	25,975	61.6%
Cool Creek Commons	IN	Indianapolis	2005	2005	Developed	137,107	124,578	96.9%
Eddy Street Commons (Retail only)	IN	South Bend	2009	2010	Developed	87,762	87,762	85.3%
Fishers Station4	IN	Indianapolis	1989	2004	Acquired	116,885	116,885	87.7%
Geist Pavilion	IN	Indianapolis	2006	2006	Developed	64,114	64,114	83.7%
Glendale Town Center	IN	Indianapolis	1958/2008	2008	Redeveloped	685,827	403,198	97.4%
Greyhound Commons	IN	Indianapolis	2005	2005	Developed	153,187	—	*
Hamilton Crossing Centre	IN	Indianapolis	1999	2004	Acquired	87,424	82,424	92.1%
Martinsville Shops	IN	Martinsville	2005	2005	Developed	10,986	10,986	16.4%
Red Bank Commons	IN	Evansville	2005	2006	Developed	324,308	34,308	66.0%
Stoney Creek Commons	IN	Indianapolis	2000	2000	Developed	189,527	49,330	100.0%
The Centre5	IN	Indianapolis	1986	1986	Developed	80,689	80,689	96.5%
The Corner	IN	Indianapolis	1984/2003	1984	Developed	42,612	42,612	100.0%
Traders Point	IN	Indianapolis	2005	2005	Developed	348,835	279,674	99.0%
Traders Point II	IN	Indianapolis	2005	2005	Developed	46,600	46,600	61.8%
Whitehall Pike	IN	Bloomington	1999	1999	Developed	128,997	128,997	100.0%
Zionsville Place	IN	Indianapolis	2006	2006	Developed	12,400	12,400	100.0%
Ridge Plaza	NJ	Oak Ridge	2002	2003	Acquired	115,063	115,063	81.3%
Eastgate Pavilion	OH	Cincinnati	1995	2004	Acquired	236,230	236,230	100.0%
Cornelius Gateway6	OR	Portland	2006	2007	Developed	35,800	21,324	62.3%
Shops at Otty7	OR	Portland	2004	2004	Developed	154,845	9,845	100.0%
Burlington Coat Factory8	TX	San Antonio	1992/2000	2000	Redeveloped	107,400	107,400	100.0%
Cedar Hill Village	TX	Dallas	2002	2004	Acquired	139,092	44,262	94.1%
Market Street Village	TX	Hurst	1970/2004	2005	Acquired	163,625	156,625	100.0%
Plaza at Cedar Hill	TX	Dallas	2000	2004	Acquired	299,847	299,847	89.5%
Plaza Volente	TX	Austin	2004	2005	Acquired	160,333	156,333	86.0%
Preston Commons	TX	Dallas	2002	2002	Developed	142,539	27,539	77.4%
Sunland Towne Centre	TX	El Paso	1996	2004	Acquired	312,450	307,474	96.7%
50th & 12th	WA	Seattle	2004	2004	Developed	14,500	14,500	100.0%
Gateway Shopping Center9	WA	Seattle	2008	2008	Developed	285,200	99,444	92.8%
Sandifur Plaza6	WA	Pasco	2008	2008	Developed	12,552	12,552	82.5%
					TOTAL	8,020,295	5,132,850	92.2%

OPERATING RETAIL PROPERTIES - TABLE I (continued)

____________________
*	Property consists of ground leases only and, therefore, no Owned GLA. 54th & College is a single ground lease property; Greyhound Commons has two of four outlots leased.

1	All properties are wholly owned, except as indicated. Unless otherwise noted, each property is owned in fee simple by the Company.

2	Owned GLA represents gross leasable area that is owned by the Company. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space, and non-owned structures on ground leases.

3	Percentage of Owned GLA Leased reflects Owned GLA leased as of December 31, 2010, except for Greyhound Commons and 54th & College (see * ).

4
This property is divided into two parcels: a grocery store and small shops. The Company owns a 25% interest in the small shops parcel through a joint venture and a 100% interest in the grocery store. The joint venture partner is entitled to an annual preferred payment of $96,000. All remaining cash flow is distributed to the Company.

5
As of December 31, 2010, the Company owns a 60% interest in this property through a joint venture with a third party that manages the property.   Subsequent to year-end, the Company acquired the remaining 40% interest and assumed all leasing and management responsibilities.

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

9	The Company owns a 50% interest in Gateway Shopping Center through a joint venture with a third party. The joint venture partner performs on-site management of the property.

OPERATING RETAIL PROPERTIES – TABLE II

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue1	Annualized Ground Lease Revenue	Annualized Total Retail Revenue	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA2	Major Tenants and Non-Owned Anchors3
Bayport Commons	FL	Oldsmar	$14,923,016	$1,590,095	$—	$1,590,095	2.50%	$17.89	Petsmart, Best Buy, Michaels, Target (non-owned)
Coral Springs	FL	Ft. Lauderdale	—	663,538	—	663,538	1.04%	14.40	Toys “R” Us
Estero Town Commons4	FL	Naples	10,500,000	429,137	750,000	1,179,137	1.86%	29.37	Lowe's Home Improvement
Indian River Square	FL	Vero Beach	13,040,043	1,447,614	—	1,447,614	2.28%	10.29	Beall's, Office Depot, Target (non-owned), Lowe's Home Improvement (non-owned)
International Speedway Square	FL	Daytona	—	2,127,240	405,475	2,532,715	3.99%	9.83	Bed Bath & Beyond, Stein Mart, Old Navy, Staples, Michaels, Dick’s Sporting Goods
King's Lake Square	FL	Naples	—	1,001,887	—	1,001,887	1.58%	12.95	Publix, Retro Fitness
Pine Ridge Crossing	FL	Naples	17,500,000	1,558,098	—	1,558,098	2.45%	15.31	Publix, Target (non-owned), Beall's (non-owned)
Riverchase Plaza	FL	Naples	10,500,000	1,118,669	—	1,118,669	1.76%	14.27	Publix
Shops at Eagle Creek	FL	Naples	—	606,337	55,104	661,441	1.04%	16.15	Staples, Lowe’s (non-owned)
Tarpon Springs Plaza	FL	Naples	12,187,942	1,715,219	228,820	1,944,039	3.06%	21.84	Cost Plus, AC Moore, Staples, Target (non-owned)
Wal-Mart Plaza	FL	Gainesville	—	918,044	—	918,044	1.44%	5.46	Books-A-Million, Save-A-Lot, Wal-Mart
Waterford Lakes Village	FL	Orlando	—	893,050	—	893,050	1.41%	12.06	Winn-Dixie
Kedron Village	GA	Atlanta	29,700,000	2,455,742	—	2,455,742	3.87%	17.46	Bed Bath & Beyond, Ross, PETCO, Target (non-owned)
Publix at Acworth	GA	Atlanta	—	775,824	—	775,824	1.22%	11.54	Publix
The Centre at Panola	GA	Atlanta	3,464,489	888,318	—	888,318	1.40%	12.16	Publix
Fox Lake Crossing	IL	Chicago	11,050,412	1,081,183	—	1,081,183	1.70%	13.65	Dominick's Finer Foods
Naperville Marketplace	IL	Chicago	—	993,744	—	993,744	1.56%	12.34	TJ Maxx, PetSmart, Caputo’s (non-owned)
South Elgin Commons	IL	Chicago	9,170,000	843,750	—	843,750	1.33%	18.75	LA Fitness, Super Target (non-owned)
50 South Morton	IN	Indianapolis	—	126,000	—	126,000	0.20%	63.00
54th & College	IN	Indianapolis	—	—	260,000	260,000	0.41%	—	The Fresh Market (non-owned)
Beacon Hill	IN	Crown Point	7,401,750	487,050	—	487,050	0.77%	15.78	Strack & VanTill (non-owned), Walgreens (non-owned)
Boulevard Crossing	IN	Kokomo	—	1,546,795	—	1,546,795	2.42%	13.45	PETCO, TJ Maxx, Ulta Salon, Kohl's (non-owned)
Bridgewater Marketplace	IN	Indianapolis	7,000,000	275,517	—	275,517	0.43%	17.22	Walgreens (non-owned)
Cool Creek Commons	IN	Indianapolis	17,643,234	1,987,878	—	1,987,878	3.13%	16.47	The Fresh Market, Stein Mart, Cardinal Fitness
Eddy Street Commons	IN	South Bend	24,871,142	1,690,493	—	1,690,493	2.66%	22.59	Hammes Bookstore, Urban Outfitters
Fishers Station	IN	Indianapolis	3,656,493	1,094,754	—	1,094,754	1.72%	10.68	Marsh Supermarkets, Goodwill, Dollar Tree
Geist Pavilion	IN	Indianapolis	11,125,000	939,579	—	939,579	1.48%	17.52	Partytree Superstore, Ace Hardware
Glendale Town Center	IN	Indianapolis	19,615,000	2,471,303	—	2,471,303	3.89%	6.30	Macy’s, Landmark Theatres, Staples, Indianapolis Library, Lowe's Home Improvement (non-owned), Target (non-owned), Walgreens (non-owned)
Greyhound Commons	IN	Indianapolis	—	—	221,748	221,748	0.35%	—	Lowe's Home Improvement (non-owned)
Hamilton Crossing Centre	IN	Indianapolis	—	1,362,204	78,650	1,440,854	2.27%	17.94	Office Depot
Martinsville Shops	IN	Martinsville	—	26,100	—	26,100	0.04%	—	Walgreens (non-owned)
Red Bank Commons	IN	Evansville	—	318,764	—	318,764	0.50%	14.07	Wal-Mart (non-owned), Home Depot (non-owned)
Stoney Creek Commons	IN	Indianapolis	—	464,755	—	464,755	0.73%	9.42	HH Gregg, Office Depot, Lowe's Home Improvement (non-owned),
The Centre4	IN	Indianapolis	—	1,072,277	—	1,072,277	1.69%	13.77	CVS
The Corner	IN	Indianapolis	1,486,488	647,522	—	647,522	1.02%	15.20	Hancock Fabrics
Traders Point	IN	Indianapolis	45,895,436	4,047,159	435,000	4,482,159	7.05%	14.62	Dick's Sporting Goods, AMC Theatre,Marsh, Bed Bath & Beyond, Michaels, Old Navy, Petsmart
Traders Point II	IN	Indianapolis	—	743,901	—	743,901	1.17%	25.83
Whitehall Pike	IN	Bloomington	8,039,656	1,014,000	—	1,014,000	1.60%	7.86	Lowe's Home Improvement
Zionsville Place	IN	Indianapolis	—	241,204	—	241,204	0.38%	19.45
Ridge Plaza	NJ	Oak Ridge	14,746,436	1,549,071	—	1,549,071	2.44%	16.56	A&P Grocery, CVS
Eastgate Pavilion	OH	Cincinnati	14,883,390	2,130,416	—	2,130,416	3.35%	9.02	Best Buy, Dick's Sporting Goods, Value City Furniture, Petsmart, DSW

OPERATING RETAIL PROPERTIES – TABLE II (continued)

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue1	Annualized Ground Lease Revenue	Annualized Total Retail Revenue	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA2	Major Tenants and Non-Owned Anchors3
Cornelius Gateway	OR	Portland	—	264,744	—	264,744	0.42%	19.93	Fedex/Kinkos
Shops at Otty	OR	Portland	—	273,795	136,300	410,095	0.65%	27.81	Wal-Mart (non-owned)
Burlington Coat Factory	TX	San Antonio	—	510,150	—	510,150	0.80%	4.75	Burlington Coat Factory
Cedar Hill Village	TX	Dallas	—	675,305	—	675,305	1.06%	16.21	24 Hour Fitness, JC Penny (non-owned)
Market Street Village	TX	Hurst	—	1,747,312	33,000	1,780,312	2.80%	11.16	Jo-Ann Fabric, Ross, Office Depot, Buy Buy Baby
Plaza at Cedar Hill	TX	Dallas	25,175,721	3,482,142	—	3,482,142	5.48%	12.98	Hobby Lobby, Office Max, Ross, Marshalls, Sprouts Farmers Market, Toys “R” Us/Babies “R” Us
Plaza Volente	TX	Austin	28,119,431	1,934,204	110,000	2,044,204	3.22%	14.39	H-E-B Grocery
Preston Commons	TX	Dallas	4,223,200	525,468	—	525,468	0.83%	24.65	Lowe's Home Improvement (non-owned)
Sunland Towne Centre	TX	El Paso	25,000,000	3,082,397	104,809	3,187,206	5.02%	10.36	Petsmart, Ross, HMY Roomstore, Kmart, Bed Bath & Beyond, Feldman’s Market
50th & 12th	WA	Seattle	4,293,034	475,000	—	475,000	0.75%	32.76	Walgreens
Gateway Shopping Center4	WA	Seattle	20,712,866	2,059,098	144,000	2,203,098	3.47%	22.32	Petsmart, Ross, Rite Aid, Party City, Kohl’s (non-owned), Winco (non-owned)
Sandifur Plaza	WA	Pasco	—	196,320	—	196,320	0.31%	18.96	Walgreens (non-owned)
		TOTAL	$415,924,179	$60,570,166	$2,962,906	$63,533,072	100%	$12.80

____________________
1
Annualized Base Rent Revenue represents the contractual rent for December 2010 for each applicable property, multiplied by 12. This table does not include Annualized Base Rent from development property tenants open for business as of December 31, 2010.

2	Owned GLA represents gross leasable area that is owned by the Company. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space and non-owned structures on ground leases.

3	Represents the three largest tenants that occupy at least 10,000 square feet of GLA at the property, including non-owned anchors.

4	A third party manages this property.

Commercial Properties

As of December 31, 2010, we owned interests in four operating commercial properties totaling 0.6 million square feet of net rentable area (“NRA”).  The following sets forth more specific information with respect to the Company’s commercial properties as of December 31, 2010:

OPERATING COMMERCIAL PROPERTIES

Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Encumbrances	Owned NRA	Percentage of Owned NRA Leased	Annualized Base Rent1	Percentage of Annualized Commercial Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants
Indiana
30 South2	Indianapolis	1905/2002	Redeveloped	$21,303,984	298,346	92.6%	$4,925,582	65.9%	$17.84	Indiana Supreme Court, City Securities, Kite Realty Group, Lumina Foundation
Pen Products	Indianapolis	2003	Developed	—	85,875	100.0%	834,705	11.2%	9.72	Indiana Dept. of Administration
Union Station Parking Garage3	Indianapolis	1986	Acquired	—	N/A	N/A	N/A	N/A	N/A	Denison Parking
Indiana State Motorpool	Indianapolis	2004	Developed	3,467,910	115,000	100.0%	639,400	8.5%	5.56	Indiana Dept. of Administration
Eddy Street Office (part of Eddy Street Commons) 4	South Bend	2009	Developed	—	82,159	90.5%	1,074,903	14.4%	14.46	Notre Dame Office
			TOTAL	$24,771,894	581,380	94.8%	$7,474,590	100.0%	$13.56

____________________
1	Annualized Base Rent represents the monthly contractual rent for December 2010 for each applicable property, multiplied by 12.

2	Annualized Base Rent includes $779,507 from the Company and subsidiaries as of December 31, 2010.

3	The garage is managed by a third party.

4
The Company also owns a 50% interest in an unconsolidated limited service hotel at Eddy Street Commons in South Bend, Indiana along with a parking garage that serves the hotel and the office and retail components of the property.

In-Process Developments

In addition to our operating retail properties, as of December 31, 2010, we owned interests in two in-process developments that are expected to contain 0.5 million square feet of gross leasable area (including non-owned anchor space) upon completion. The following sets forth more specific information with respect to the Company’s retail development properties as of December 31, 2010:

In-Process Development Projects	Company Ownership %1	MSA	Encumbrances	Actual/ Projected Opening Date2	Projected Owned GLA3	Projected Total GLA4	Percent of Owned GLA Occupied5	Percent of Owned GLA Pre-Leased/ Committed6	Total Estimated Project Cost7	Cost Incurred as of December 31, 20107	Major Tenants and Non-owned Anchors

Cobblestone Plaza, FL1	50%	Ft. Lauderdale	$28,347,102	Q2 2009/ Q4 2011	132,743	138,386	32.5%	84.4%	$52,000	$48,083	Whole Foods, Pets Emporium, Party City
South Elgin Commons, IL – Phases I and II	100%	Chicago	—	Q4 2011	128,000	315,000	35.2%	100.0%	16,200	7,427	Ross, Toys “R” Us, LA Fitness (Phase I), Super Target (non-owned)
Total In-Process Development Projects			$28,347,102		260,743	453,386	33.8%	92.1%	$68,200	$55,510

Cost incurred as of 12/31/2010 included in Construction in progress on consolidated balance sheet8										$30,332

____________________
1	The Company owns Cobblestone Plaza through a joint venture. Whole Foods is planning to take possession of their leased space in the second half of 2011.

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

5	Includes tenants that have taken possession of their space or have begun paying rent.

6	Excludes outlot land parcels owned by the Company and ground leased to tenants. Includes leases under negotiation for 37,290 square feet for which the Company has signed non-binding letters of intent.

7	Dollars in thousands. Reflects both the Company’s and partners’ share of costs.

8	Cost incurred is reclassified to fixed assets on the consolidated balance sheet on a pro-rata basis as portions of the asset are placed in service.

Redevelopment Properties

In addition to our in-process development pipeline, as displayed in the table above, as of December 31, 2010, we owned four retail redevelopment properties that contain 0.5 million square feet of gross leasable area. The following sets forth more specific information with respect to the Company’s retail redevelopment properties as of December 31, 2010:

Redevelopment Projects1	Company Ownership %	MSA	Encumbrances	Existing Owned GLA	Projected Owned GLA2	Projected Total GLA3	Total Estimated Project Cost4	Cost Incurred as of December 31, 20104	Major Tenants and Non-owned Anchors
Rivers Edge, IN5	100%	Indianapolis	$14,311,526	110,875	152,285	152,285	$21,500	$2,924	Nordstrom Rack, Buy Buy Baby, Container Store, Arhaus Furniture, BGI Fitness
Bolton Plaza, FL5	100%	Jacksonville	—	172,938	172,938	172,938	5,700	1,487	Academy Sports & Outdoors
Courthouse Shadows, FL5	100%	Naples	—	134,867	134,867	134,867	2,500	378	Publix, Office Max
Four Corner Square, WA5	100%	Seattle	—	29,177	44,000	44,000	500	62	Johnson Hardware Store
Total Redevelopment Projects			$14,311,526	447,857	504,090	504,090	$30,200	$4,851

____________________
1	Redevelopment properties have been removed from the operating portfolio statistics.

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

4	Dollars in thousands. Reflects both the Company’s and partners’ share of costs.

5	The current estimate of the total project costs may increase depending on the outcome of current negotiations with additional tenants.

Other Development Activity

In addition to our in-process development and redevelopment pipeline, as displayed in the tables above, we have interests in a future development pipeline, which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financings.  With  respect to each asset in the future development pipeline, our policy is to not commence verticial construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  As of December 31, 2010, this visible future pipeline consisted of five projects that are expected to contain 2.5 million square feet at a total estimated project cost of $298.1 million, our share of which is expected to be $179.7 million, including our share of the unconsolidated project.

Project	MSA	KRG Ownership %	Encumbrances	Estimated Start Date	Estimated Total GLA1	Total Estimated Project Cost1,2	Cost Incurred as of Dec. 31, 20102	Potential Tenancy
Unconsolidated –
Parkside Town Commons, NC3	Raleigh	40%	$33,873,000	TBD	1,500,000	$148,000	$62,063	Frank Theatres, Discount Department Store, Jr. Boxes, Restaurants
KRG Current Share of Unconsolidated Project Cost3 3			$13,549,200			$29,600	$24,825
						20%	40%
Consolidated –
Delray Marketplace, FL4	Delray Beach	50%	$4,725,000	TBD	296,000	$90,000	$46,571	Publix, Frank Theatres, Jr. Boxes, Shops, Restaurants
Maple Valley, WA5	Seattle	100%	—	TBD	74,000	11,000	10,775	Hardware Store, Shops
Broadstone Station, NC	Raleigh	100%	—	TBD	345,000	19,100	13,279	Shops, Pad Sales, Jr. Boxes, Super Wal-Mart (non-owned)
New Hill Place, NC – I	Raleigh	100%	—	TBD	310,000	30,000	15,276	Target, Frank Theatres
TOTAL			$4,725,000		1,025,000	150,100	85,901
KRG Current Share of Consolidated Project Cost						$179,700	$110,726

____________________
1
Total Estimated Project Cost and Estimated Total GLA based on preliminary site plans and includes non-owned anchor space that exists or is currently under construction..  The current estimate of the total project costs may change depending on the outcome of negotiations with tenants.

2	Dollars in thousands. Reflects both the Company’s and partners’ share of costs.

3
Parkside Town Commons is owned through a joint venture with Prudential Real Estate Investors. The Company’s interest in this joint venture is 40% as of December 31, 2010 and will be reduced to 20% at the time of project specific construction financing.

4	The Company owns Delray Marketplace through a joint venture (preferred return, then 50%).

5	“Total Estimated Project Cost” includes a portion of the acquisition cost of the Four Corner Square shopping center which is a component of the Maple Valley redevelopment.

Land Held for Future Development

As of December 31, 2010, we owned interests in land parcels comprising 93 acres that are expected to be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.

Tenant Diversification

No individual retail or commercial tenant accounted for more than 3.2% of the portfolio’s annualized base rent for the year ended December 31, 2010. The following table sets forth certain information for the largest 10 tenants and non-owned anchor tenants (based on total GLA) open for business or for which ground lease payments are being made at the Company’s retail properties based on minimum rents in place as of December 31, 2010:

TOP 10 RETAIL TENANTS BY GROSS LEASABLE AREA

Tenant	Number of Locations	Total GLA	Number of Leases	Company Owned GLA1	Number of Anchor Owned Locations	Anchor Owned GLA2
Lowe's Home Improvement3	8	1,082,630	2	128,997	6	953,633
Target	6	665,732	0	0	6	665,732
Wal-Mart	4	618,161	1	103,161	3	515,000
Publix	6	289,779	6	289,779	0	0
Federated Department Stores	1	237,455	1	237,455	0	0
Dick's Sporting Goods	3	171,737	3	171,737	0	0
Ross Stores	5	147,648	5	147,648	0	0
Petsmart	6	147,079	6	147,079	0	0
Home Depot	1	140,000	0	0	1	140,000
Bed Bath & Beyound	5	134,298	5	134,298	0	0
	45	3,634,519	29	1,360,154	16	2,274,365

____________________
1	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

2	Includes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

3	The Company has entered into one ground lease with Lowe’s Home Improvement for a total of 163,000 square feet, which is included in Anchor Owned GLA.

The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail and commercial properties based on minimum rents in place as of December 31, 2010:

TOP 25 TENANTS BY ANNUALIZED BASE RENT1, 2

Tenant	Type of Property	Number of Locations	Leased GLA/NRA2	% of Owned GLA/NRA of the Portfolio	Annualized Base Rent1,3	Annualized Base Rent per Sq. Ft.	% of Total Portfolio Annualized Base Rent
Publix	Retail	6	289,779	5.1%	$2,366,871	$8.17	3.2%
Petsmart	Retail	6	147,079	2.6%	2,057,838	13.99	2.8%
Bed Bath & Beyond/Buy Buy Baby	Retail	6	168,165	3.0%	1,787,698	10.63	2.4%
Lowe's Home Improvement	Retail	2	128,997	2.3%	1,764,000	6.04	2.4%
Ross Stores	Retail	5	147,648	2.6%	1,681,504	11.39	2.3%
State of Indiana	Commercial	3	210,393	3.7%	1,635,911	7.78	2.2%
Marsh Supermarkets	Retail	2	124,902	2.2%	1,605,139	12.85	2.2%
Dick's Sporting Goods	Retail	3	171,737	3.0%	1,404,508	8.18	1.9%
Indiana Supreme Court	Commercial	1	75,488	1.3%	1,339,164	17.74	1.8%
Staples	Retail	4	89,797	1.6%	1,226,835	13.66	1.7%
HEB Grocery Company	Retail	1	105,000	1.9%	1,155,000	11.00	1.6%
Toys “R” Us	Retail	2	80,600	1.4%	1,095,050	13.59	1.5%
Office Depot	Retail	4	103,402	1.8%	1,069,504	10.34	1.4%
Best Buy	Retail	2	75,045	1.3%	934,493	12.45	1.3%
Kmart	Retail	1	110,875	2.0%	850,379	7.67	1.1%
LA Fitness	Retail	1	45,000	0.8%	843,750	18.75	1.1%
TJX Companies	Retail	3	88,550	1.6%	818,313	9.24	1.1%
Michaels	Retail	3	68,989	1.2%	792,515	11.49	1.1%
Dominick's	Retail	1	65,977	1.2%	775,230	11.75	1.0%
City Securities Corporation	Commercial	1	38,810	0.7%	771,155	19.87	1.0%
A & P	Retail	1	58,732	1.0%	763,516	13.00	1.0%
Mattress Firm	Retail	1	29,255	0.5%	719,094	24.58	1.0%
Petco	Retail	3	40,778	0.7%	595,945	14.61	0.8%
Beall's	Retail	2	79,611	1.4%	588,000	7.39	0.8%
Landmark Theatres	Retail	1	43,050	0.8%	573,504	13.32	0.8%
TOTAL			2,587,659	45.7%	$29,214,916	$10.61	39.5%
____________________
1	Annualized base rent represents the monthly contractual rent for December 2010 for each applicable tenant multiplied by 12.

2	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

3	Annualized base rent per square foot is adjusted to account for the estimated square footage attributed to structures on land owned by the Company and ground leased to tenants.

Geographic Information

The Company owns 53 operating retail properties, totaling approximately 5.1 million of owned square feet in nine states. As of December 31, 2010, the Company owned interests in four operating commercial properties, totaling approximately 0.6 million square feet of net rentable area,. All of these commercial properties are located in the state of Indiana. The following table summarizes the Company’s operating properties by state as of December 31, 2010:

	Number of Operating Properties1	Owned GLA/NRA2	Percent of Owned GLA/NRA	Total Number of Leases	Annualized Base Rent3	Percent of Annualized Base Rent	Annualized Base Rent per Leased Sq. Ft.
Indiana	25	2,354,799	41.2%	243	$27,905,136	41.1%	$12.82
• Retail	21	1,773,419	31.0%	225	20,557,254	30.3%	12.65
• Commercial	4	581,380	10.2%	18	7,347,882	10.8%	13.33
Florida	12	1,223,047	21.4%	152	14,068,927	20.7%	12.53
Texas	7	1,099,480	19.2%	80	11,956,978	17.6%	11.64
Georgia	3	300,116	5.3%	58	4,119,884	6.1%	14.66
Washington	3	126,496	2.2%	19	2,730,418	4.0%	23.31
Ohio	1	236,230	4.1%	7	2,130,416	3.1%	9.02
Illinois	3	227,830	4.0%	17	2,918,677	4.3%	14.26
New Jersey	1	115,063	2.0%	13	1,549,071	2.3%	16.56
Oregon	2	31,169	0.6%	13	538,539	0.8%	23.28
	57	5,714,230	100.0%	602	$67,918,046	100.0%	$12.86

____________________
1	This table includes operating retail properties, operating commercial properties, and ground lease tenants who commenced paying rent as of December 31, 2010.

2
Owned GLA/NRA represents gross leasable area or net leasable area owned by the Company.  It does not include 29 parcels or outlots owned by the Company and ground leased to tenants, which contain 18 non-owned structures totaling approximately 357,104 square feet.  It also excludes the square footage of Union Station Parking Garage.

3	Annualized Base Rent excludes $2,962,906 in annualized ground lease revenue attributable to parcels and outlots owned by the Company and ground leased to tenants.

Lease Expirations

In 2011, leases representing 7.5% of total annualized base rent and 7.1% of total GLA/NRA expire. The following tables show scheduled lease expirations for retail and commercial tenants and in-process and redevelopment property tenants open for business as of December 31, 2010, assuming none of the tenants exercise renewal options. The tables include tenants open for business at operating retail and commercial properties as of December 31, 2010.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO1

	Number of Expiring Leases1	Expiring GLA/NRA2	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent3	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2011	100	397,456	7.1%	$5,431,745	7.5%	$13.67	$0
2012	101	395,298	7.0%	6,334,586	8.8%	16.02	0
2013	77	541,444	9.6%	6,480,454	9.0%	11.97	0
2014	79	565,321	10.1%	7,571,118	10.5%	13.39	340,475
2015	93	739,573	13.2%	9,908,321	13.8%	13.40	198,650
2016	53	592,918	10.6%	4,824,389	6.7%	8.14	0
2017	28	414,614	7.4%	5,953,424	8.3%	14.36	266,300
2018	25	354,984	6.3%	4,847,673	6.7%	13.66	128,820
2019	17	191,139	3.4%	2,916,397	4.1%	15.26	33,000
2020	25	456,350	8.1%	4,939,110	6.9%	10.82	156,852
Beyond	42	967,983	17.2%	12,829,232	17.7%	13.25	1,838,809
	640	5,617,080	100.0%	$72,036,449	100.0%	$12.82	$2,962,906

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO (continued)

____________________
1
Lease expiration table reflects rents in place as of December 31, 2010, and does not include option periods; 2011 expirations include 17 month-to-month tenants. This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage attributable to non-owned structures on land owned by the Company and ground leased to tenants.

3	Annualized base rent represents the monthly contractual rent for December 2010 for each applicable tenant multiplied by 12. Excludes ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL ANCHOR TENANTS1

	Number of Expiring Leases2	Expiring GLA/NRA3	% of Total GLA/NRA Expiring5	Expiring Annualized Base Rent4	% of Total Annualized Base Rent5	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2011	6	179,074	3.2%	$1,400,772	1.9%	$7.82	$0
2012	8	155,256	2.8%	1,403,082	2.0%	9.04	0
2013	4	254,062	4.5%	1,229,611	1.7%	4.84	0
2014	9	236,834	4.2%	2,355,657	3.3%	9.95	0
2015	18	500,359	8.9%	5,003,195	7.0%	10.00	0
2016	8	448,624	8.0%	2,156,822	3.0%	4.81	0
2017	11	277,112	4.9%	3,387,644	4.7%	12.22	0
2018	8	300,576	5.4%	3,580,504	5.0%	11.91	0
2019	6	150,989	2.7%	2,070,625	2.9%	13.71	0
2020	11	406,300	7.2%	3,671,329	5.1%	9.04	0
Beyond	20	804,179	14.3%	9,937,584	13.7%	12.36	990,000
	109	3,713,365	66.1%	$36,196,825	50.3%	$9.75	$990,000

____________________
1	Retail anchor tenants are defined as tenants that occupy 10,000 square feet or more.

2
Lease expiration table reflects rents in place as of December 31, 2010, and does not include option periods; 2011 expirations include one month-to-month tenant. This column also excludes ground leases.

3	Expiring GLA excludes square footage for non-owned ground lease structures on land we own and ground leased to tenants.

4	Annualized base rent represents the monthly contractual rent for December 2010 for each applicable property multiplied by 12. Excludes ground lease revenue.

5	Percentage is percentage of base rent from all retail and commercial tenants

LEASE EXPIRATION TABLE – RETAIL SHOPS

	Number of Expiring Leases1	Expiring GLA/NRA1,2	% of Total GLA/NRA Expiring4	Expiring Annualized Base Rent3	% of Total Annualized Base Rent4	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2011	93	201,344	3.6%	$3,732,798	5.2%	$18.54	$0
2012	92	230,524	4.1%	4,769,698	6.6%	20.69	0
2013	68	152,943	2.7%	3,525,834	4.9%	23.05	0
2014	67	165,799	3.0%	3,634,004	5.0%	21.92	340,475
2015	74	194,113	3.5%	4,125,619	5.7%	21.25	198,650
2016	45	144,294	2.6%	2,667,568	3.7%	18.49	0
2017	15	58,264	1.0%	1,159,297	1.6%	19.90	266,300
2018	16	47,369	0.8%	1,140,462	1.6%	24.08	128,820
2019	11	40,150	0.7%	845,772	1.2%	21.07	33,000
2020	14	50,050	0.9%	1,267,780	1.8%	25.33	156,852
Beyond	18	67,509	1.2%	1,622,909	2.2%	24.04	848,809
	513	1,352,359	24.1%	$28,491,741	39.5%	$21.07	$1,972,906

LEASE EXPIRATION TABLE – RETAIL SHOPS (continued)

____________________
1
Lease expiration table reflects rents in place as of December 31, 2010, and does not include option periods; 2010 expirations include 16 month-to-month tenants.  This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage to non-owned structures on land we own and ground leased to tenants.

3	Annualized base rent represents the monthly contractual rent for December 2010 for each applicable property multiplied by 12. Excludes ground lease revenue.

4	Percentage is percentage of base rent from all retail and commercial tenants.

LEASE EXPIRATION TABLE – COMMERCIAL TENANTS

	Number of Expiring Leases1	Expiring GLA/NLA1	% of Total GLA/NRA Expiring3	Expiring Annualized Base Rent2	% of Total Annualized Base Rent3	Expiring Annualized Base Rent per Sq. Ft.
2011	1	17,038	0.3%	$298,176	0.4%	$17.50
2012	1	9,518	0.2%	161,806	0.2%	17.00
2013	5	134,439	2.4%	1,725,009	2.4%	12.83
2014	3	162,688	2.9%	1,581,457	2.2%	9.72
2015	1	45,101	0.8%	779,507	1.1%	17.28
2016	0	0	0.0%	0	0.0%	0.00
2017	2	79,238	1.4%	1,406,484	2.0%	17.75
2018	1	7,039	0.1%	126,708	0.2%	18.00
2019	0	0	0.0%	0	0.0%	0.00
2020	0	0	0.0%	0	0.0%	0.00
Beyond	4	96,295	1.7%	1,268,736	1.7%	13.18
	18	551,356	9.8%	$7,347,883	10.2%	$13.33

____________________
1	Lease expiration table reflects rents in place as of December 31, 2010, and does not include option periods. This column also excludes ground leases.

2	Annualized base rent represents the monthly contractual rent for December 2010 for each applicable property multiplied by 12.

3	Percentage is percentage of base rent from all retail and commercial tenants.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “KRG”.  On February 28, 2011, the last reported sales price of our common shares on the NYSE was $5.61.

The following table sets forth, for the periods indicated, the high and low sales prices and the closing prices for our common shares:

	High	Low	Closing
Quarter Ended December 31, 2010	$5.65	$4.32	$5.41
Quarter Ended September 30, 2010	$5.04	$3.75	$4.44
Quarter Ended June 30, 2010	$5.97	$4.01	$4.18
Quarter Ended March 31, 2010	$5.23	$3.24	$4.73
Quarter Ended December 31, 2009	$4.40	$2.95	$4.07
Quarter Ended September 30, 2009	$4.28	$2.60	$4.17
Quarter Ended June 30, 2009	$4.77	$2.25	$2.92
Quarter Ended March 31, 2009	$6.46	$2.03	$2.45

Holders

The number of registered holders of record of our common shares was 88 as of February 28, 2011.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.

Distributions

Our Board of Trustees declared the following cash distributions per share to our common shareholders for the periods indicated:
Quarter	Record Date	Distribution Per Share	Payment Date
4th 2010	January 6, 2011	$0.0600	January 13, 2011
3rd 2010	October 6, 2010	$0.0600	October 13, 2010
2nd 2010	July 7, 2010	$0.0600	July 14, 2010
1st 2010	April 7, 2010	$0.0600	April 16, 2010
4th 2009	January 7, 2010	$0.0600	January 18, 2010
3rd 2009	October 7, 2009	$0.0600	October 16, 2009
2nd 2009	July 7, 2009	$0.0600	July 17, 2009
1st 2009	April 7, 2009	$0.1525	April 17, 2009

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

Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us.  Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares.  To the extent that distributions are both in excess of earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate federal income tax liability.  Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements.  For the taxable year ended December 31, 2010, approximately 98% of our distributions to shareholders constituted a return of capital, and 2% constituted capital gains.

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

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2005 to December 31, 2010, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period.  The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2005 and that all cash distributions were reinvested.  The shareholder return shown on the graph below is not indicative of future performance.

	12/05	6/06	12/06	6/07	12/07	6/08	12/08	6/09	12/09	6/10	12/10

Kite Realty Group Trust	100.00	103.26	126.27	131.58	107.86	90.75	41.86	24.19	34.99	36.90	49.13
S&P 500	100.00	102.71	115.80	123.85	122.16	107.60	76.96	79.40	97.33	90.85	111.99
FTSE NAREIT Equity REITs	100.00	112.92	135.06	127.11	113.87	109.77	70.91	62.25	90.76	95.80	116.12

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

	Year Ended December 31
	2010		20091	20081,2	20071,2,3	20061,2,3
	($ in thousands, except share and per share data)
Operating Data:
Revenues:
Rental related revenue	$94,568		$95,841	$102,960	$95,604	$85,651
Construction and service fee revenue	6,848		19,451	39,103	37,260	41,447
Total revenue	101,416		115,292	142,063	132,864	127,098
Expenses:
Property operating	17,692		18,189	16,388	14,171	12,687
Real estate taxes	12,045		12,069	11,865	11,066	10,687
Cost of construction and services	6,142		17,192	33,788	32,077	35,901
General, administrative, and other	5,372		5,712	5,880	6,285	5,323
Depreciation and amortization	40,732		32,148	34,893	29,731	28,578
Total expenses	81,983		85,310	102,814	93,330	93,176
Operating income	19,433		29,982	39,249	39,534	33,922
Interest expense	(28,532)		(27,151)	(29,372)	(25,965)	(21,222)
Income tax (expense) benefit of taxable REIT subsidiary	(266)		22	(1,928)	(762)	(965)
(Loss) income from unconsolidated entities	(52)		226	843	291	286
Non-cash gain from consolidation of subsidiary	—		1,635	—	—	—
Gain on sale of unconsolidated property	—		—	1,233	—	—
Loss on sale of asset	—		—	—	—	(764)
Other income, net	231		225	158	778	345
(Loss) income from continuing operations	(9,186	) )	4,939	10,183	13,876	11,602
Discontinued operations:
Discontinued operations	—		(732)	331	2,079	1,685
Non-cash loss on impairment of discontinued operation	—		(5,385)	—	—	—
(Loss) gain on sale of operating property	—		—	(2,690)	2,036	—
(Loss) income from discontinued operations	—		(6,117)	(2,359)	4,115	1,685
Consolidated net (loss) income	(9,186)		(1,178)	7,824	17,991	13,287
Net (loss) income attributable to noncontrolling interests	915		(604)	(1,731)	(4,468)	(3,107)
Net (loss) income attributable to Kite Realty Group Trust	(8,271)		(1,782)	6,093	13,523	10,180
Dividends on preferred shares	(377)		—	—	—	—
Net (loss) income attributable to common shareholders	$(8,648)		$(1,782)	$6,093	$13,523	$10,180
(Loss) income per common share – basic:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.14)		$0.07	$0.26	$0.36	$0.31
(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—		(0.10)	(0.06)	0.11	0.04
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.14)		$(0.03)	$0.20	$0.47	$0.35
(Loss) income per common share – diluted:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.14)		$0.07	$0.26	$0.35	$0.31
(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—		(0.10)	(0.06)	0.11	0.04
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.14)		$(0.03)	$0.20	$0.46	$0.35

Weighted average Common Shares outstanding – basic	63,240,474		52,146,454	30,328,408	28,908,274	28,733,228
Weighted average Common Shares outstanding – diluted	63,240,474		52,146,454	30,340,449	29,180,987	28,903,114
Distributions declared per Common Share	$0.2400		$0.3325	$0.8200	$0.8000	$0.7650

Net income attributable to Kite Realty Group Trust common shareholders:
(Loss) income from continuing operations	$(8,648)		$3,516	$7,945	$10,325	$8,878
Discontinued operations	—		(5,298)	(1,852)	3,198	1,302
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(8,648)		$(1,782)	$6,093	$13,523	$10,180

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

2
In December 2008, we sold our Silver Glen Crossing operating property for net proceeds of $17.2 million and recognized a loss on the sale of $2.7 million.  The loss on sale and operating results for this property have been reflected as discontinued operations for each of the fiscal years presented above.  Amounts related to this particular property had not previously been reclassified for fiscal years 2007 or prior as they were not considered material to the financial statements.  However, when considered together with the results of the Galleria Plaza property, it was determined that collectively the results of the properties which qualify as discontinued operations are material.  Thus, all fiscal years reflect the presentation of discontinued operations.

3
In November 2007, we sold our 176th & Meridian property for net proceeds of $7.0 million and a gain of $2.0 million.  176th & Meridian was a development property that was added to the operating portfolio in the third quarter of 2004.  The gain and the operating results related to this property have been reflected as discontinued operations for fiscal years ended December 31, 2007 and 2006.

	Year Ended December 31
	2010	2009	2008	2007	2006
	($ in thousands)
Balance Sheet Data:
Investment properties, net	$1,047,849	$1,044,799	$1,035,454	$965,583	$892,625
Cash and cash equivalents	$15,395	$19,958	$9,918	$19,002	$23,953
Total assets	$1,132,783	$1,140,685	$1,112,052	$1,048,235	$983,161
Mortgage and other indebtedness	$610,927	$658,295	$677,661	$646,834	$566,976
Total liabilities	$658,689	$710,929	$755,400	$709,369	$630,139
Redeemable noncontrolling interests in the Operating Partnership	$44,115	$47,307	$67,277	$127,325	$156,457
Kite Realty Group Trust shareholders’ equity	$423,065	$375,078	$284,958	$206,810	$192,269
Noncontrolling interests	$6,914	$7,371	$4,417	$4,731	$4,296
Total liabilities and equity	$1,132,783	$1,140,685	$1,112,052	$1,048,235	$983,161

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

Our Business and Properties

Kite Realty Group Trust, through its majority-owned subsidiary, Kite Realty Group, L.P., is engaged in the ownership, operation, management, leasing, acquisition, redevelopment, and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States. We derive revenues primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. We also derive revenues from providing management, leasing, real estate development, construction management and real estate advisory services through our taxable REIT subsidiary. Our operating results therefore depend materially on the ability of our tenants to make required rental payments, our ability to provide such services to third parties, conditions in the United States retail sector and overall real estate market conditions.

As of December 31, 2010, we owned interests in a portfolio of 53 operating retail properties totaling 8.0 million square feet of gross leasable area (including non-owned anchor space) and also owned interests in four operating commercial properties totaling 0.6 million square feet of net rentable area.  Also, as of December 31, 2010, we had an interest in six properties in our development and redevelopment pipelines. Upon completion, we anticipate our development and redevelopment properties will have 0.9 million square feet of total gross leasable area (including non-owned anchor space).

Finally, as of December 31, 2010, we also owned interests in other land parcels comprising 93 acres that we expect to be used for future expansion of existing properties, development of new retail or commercial properties or we may elect to sell such parcels under certain circumstances. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

Current Economic Conditions and Impact on Our Retail Tenants

The difficult economic conditions for the United States economy, businesses, consumers, housing and credit markets continued throughout 2010. These difficult conditions had a negative impact on consumer spending during 2010. Factors contributing to a decline in consumer spending at stores owned and/or operated by our retail tenants include, among others:

•
Shortage or Unavailability of Financing: In the U.S., economic and market conditions have begun to stabilize.  Credit conditions have continued to improve from the prior year with increased access and availability to secured mortgage debt and the unsecured bond and equity markets.  Lending institutions continue to maintain tight credit standards for individual and small business lending, making it difficult for individuals and local retailers (including our tenants) to obtain financing.  The shortage of financing has caused, among other things, consumers to have less disposable income available for retail spending.  The shortage of financing has also made it difficult for some of our tenants to obtain capital to operate their businesses.

•
Decreased Home Values and Increased Home Foreclosures: U.S. home values have decreased sharply over the last few years, and difficult economic conditions have also contributed to a record number of home foreclosures. The U.S. continues to experience historically high levels of delinquencies and foreclosures.

•
Continued High Unemployment Rates: The U.S. unemployment rate was 9.4% in December 2010 and continues to be higher than historical levels.  Continued high unemployment rates could cause further decreases in consumer spending, thereby negatively affecting the businesses of our retail tenants.  We continue to focus on markets where household income within a 5 mile radius of our properties is higher than statewide levels.  As an example, the average household income within a 5 mile radius of our Indiana properties is approximately $92,000 compared to a statewide average of approximately $63,000.

•
Lower Consumer Confidence: Since 2008, consumer confidence continues to be at low levels, leading to consumers spending less money on discretionary purchases. The continued high level in both personal and business bankruptcies during 2009 and 2010 reflect an economy that continues to be challenged, with financially over-extended consumers less likely to purchase goods and/or services from our retail tenants.

During most of 2010, job growth and consumer spending continued to remain at low levels.  Consumer spending and job growth improved during the fourth quarter of 2010; however, it is unclear if these improvements will continue, level off or reverse themselves. Lower consumer spending has a negative impact on the businesses of our retail tenants.  As discussed below, these conditions in turn had a negative impact on our business. While we did experience an increase in leasing activity in the 2010 as compared to 2009, to the extent these conditions persist or deteriorate further, our tenants may be required to curtail or cease their operations, which could materially and negatively affect our business in general and our cash flow in particular.

Impact of Economy on REITs, Including Us

As an owner and developer of community and neighborhood shopping centers, our operating and financial performance is directly affected by economic conditions in the retail sector of those markets in which our operating centers and development properties are located, including the states of Indiana, Florida and Texas, where the majority of our operating properties are located, and in North Carolina, where a significant portion of our development projects are located.  As discussed above, due to the challenges facing U.S. consumers, the operations of many of our retail tenants were negatively affected in 2010.  In turn, this has a negative impact on our business, including the following:

•
Difficulty in Collecting Rent; Rent Adjustments.  When consumers spend less, our tenants typically experience decreased revenues and cash flows.  This makes it more difficult for some of our tenants to pay their rent obligations, which is the primary source of our revenues.  Our tenants’ decreased cash flows may be even more pronounced if, given the tight credit markets, they are unable to obtain financing to operate their businesses. The number of tenants requesting decreases or deferrals in their rent obligations declined in 2010 in comparison to 2009; however, there can be no assurance that this trend will continue.  If granted, such decreases or deferrals negatively affect our cash flows.

•
Termination of Leases.  If our tenants continue to struggle to meet their rental obligations, they may be forced to terminate their leases with us.  During 2010, tenants at some of our properties terminated their leases with us.  In some cases, we were able to secure replacement tenants at rental rates comparable to the rates of the terminated tenants.  Also, in some cases we were able to negotiate lease termination fees from these tenants, but in most cases our negotiations were unsuccessful.

•
Tenant Bankruptcies. The number of bankruptcies by U.S. businesses has decreased from the historically high levels experienced during 2009.  While, we have seen a decrease over the past year in tenant bankruptcies, we have continued to experience bankruptcy levels higher than our historically normal levels, a trend which may continue into the foreseeable future.  A&P, which leases 59,000 square feet at Ridge Plaza in New Jersey and accounts for 1.0% of annualized base rent, has filed for bankruptcy.  As of February 28, 2011, the tenant was current on its rent payments and is currently not on the list of stores slated for closure.

•
Decrease in Demand for Retail Space. Demand for retail space at our shopping centers improved somewhat in 2010, most notably from national and regional retailers.  Demand from local, small shop merchants has remained soft, reflecting the difficulty such potential tenants have securing financing for working capital and expansion plans.  While our leasing activity and overall leased percentage of our retail shopping centers increased in 2010, overall demand for retail space may not continue and may decline in the future until financial markets, consumer confidence, and the economy stabilize for an extended period of time.

The factors discussed above, among others, had a negative impact on our business during 2010.  We believe it is possible that some of these conditions may continue into the foreseeable future.

Financing Strategy; 2011 and 2012 Debt Maturities

Our ability to obtain financing on satisfactory terms and to refinance borrowings as they mature has also been affected by the condition of the economy in general and by the ongoing instability of the financial markets in particular. As of March 1, 2011, we had refinanced or extended the maturity dates for $17 million of the $92 million of debt maturing in 2011.  The remaining $75 million of our 2011 debt maturities consists of property-level debt, of which $46 million has maturity date extensions of one year, subject to certain customary conditions.  With respect to the remaining $30 million, we are pursuing financing alternatives to enable us to repay, refinance, or extend the maturity dates of these loans.

Based on our experience with property level debt over the last couple of years, we believe we will be able to satisfactorily address all of our 2011 debt maturities; however, we cannot provide assurances about our ability to do so.  Failure to comply with our obligations under these various property-level loan agreements could cause an event of default, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments, termination of the debt facilities, or exposure to the risk of foreclosure.

Currently, $191 million of our consolidated indebtedness is scheduled to mature in 2012.  In particular, our unsecured revolving credit facility, which had a balance of $122 million as of December 31, 2010, will mature on February 20, 2012.  We have entered into a non-binding term sheet for an amended and restated unsecured revolving credit facility with a three year term and anticipate closing on this transaction in the first half of 2011.

We believe we have good relationships with a number of banks and other financial institutions that will allow us to continue our strategy of refinancing our borrowings with the existing lenders or replacement lenders.  However, in this current environment, it is imperative that we identify alternative sources of financing and other capital in the event we are not able to refinance these loans on satisfactory terms, or at all. If we are not able to refinance or extend these loans, particularly our unsecured revolving credit facility, our financial condition and liquidity could be adversely impacted.  It is also important for us to obtain additional financing in order to complete our development and redevelopment projects.

In 2010, we strengthened our balance sheet by completing an offering of 2,800,000 shares of Series A Cumulative Redeemable Perpetual Preferred Shares at an offering price of $25.00 per share for aggregate gross and net proceeds of $70.0 million and $67.5 million, respectively.  A portion of the net proceeds was used to retire our $55 million unsecured term loan, which had a maturity date of July 2011. The remaining net proceeds and borrowings on our unsecured revolving line of credit were used to retire the $18.3 million loan encumbering International Speedway Square in Daytona, Florida, which had a maturity date of March 11, 2011.  In addition, we have available an Equity Distribution Agreement pursuant to which we may sell, from time to time, up to an aggregate amount of $25 million of our common shares.  To date, we have not utilized this program.  As of December 31, 2010, we had a combined $62 million of available liquidity in the form of cash and cash equivalents ($15 million) and availability under our unsecured revolving credit facility ($46 million).

In addition to raising new capital, we were also successful in extending the maturity dates or refinancing all of our loans originally maturing in 2010 and some of our loans maturing in 2011. For example in 2010, we extended the maturity date or refinanced the debt at three of our properties (South Elgin Commons, to September 2013; Cobblestone Plaza, to February 2013; and Rivers Edge, to January 2016).  Further, in the first quarter of 2011, we extended the maturity dates on the debt at two other properties (Indiana State Motor Pool, to January 2014; and Parkside Town Commons, to February 2013).  A schedule of our consolidated maturities (excluding regular principal payments) as of December 31, 2010 is set forth below:

Amount
2010	$81,565,647
2011	191,470,222
2012	75,308,320
2013	35,188,821
2014	41,841,534
Thereafter	185,005,157
$610,379,701
Unamortized Premiums	546,912
Total	$610,926,613

We will continue to assess and engage in negotiations with existing and alternative lenders for our near-term maturing indebtedness, with a view toward extending, refinancing or repaying debt to strengthen our balance sheet.

Obtaining new financing is also important to our business due to the capital needs of our existing development and redevelopment projects. As of December 31, 2010, our unfunded share of the total estimated cost of the properties in our in-process development and redevelopment pipelines was approximately $36 million. While we believe we will have access to sufficient funding to be able to fund our investments in these projects through a combination of new and existing construction loans and draws on our unsecured revolving credit facility (which, as noted above, has $46 million of availability as of December 31, 2010), adverse market conditions may make it more costly and difficult to raise additional capital, if necessary.

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

Impairment of Investment Properties and Joint Ventures

Management reviews both operational and development projects, land parcels and intangible assets for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable.  The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment.  Impairment losses for investment properties are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets.  Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset.  Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels.  If we determine those plans will not be completed, an impairment loss may be appropriate. Management does not believe any investment properties or development assets were impaired as of December 31, 2010.

Operating properties held for sale include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year, amongst other factors. Operating properties are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the held-for-sale period.  The Company had no investment properties or development assets held for sale as of December 31, 2010.

Our operating properties have operations and cash flows that can be clearly distinguished from the rest of our activities. The operations reported in discontinued operations include those operating properties that were sold or were considered held-for-sale and for which operations and cash flows can be clearly distinguished. The operations from these properties are eliminated from ongoing operations, and we will not have a continuing involvement after disposition. When material, prior periods are reclassified to reflect the operations of these properties as discontinued operations.

We also review our investments in unconsolidated entities.  When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover our investments from future expected cash flows.  If we determine the loss in value is other than temporary, we will recognize an impairment charge to reflect the investment at fair value.  The use of projected future cash flows and other estimates of fair value and the determination of when a loss is other than temporary are complex and subjective.  Use of other estimates and assumptions may results in different conclusions.  Changes in economic and operating conditions that occur subsequent to our review could impact these assumptions and result in future impairment charges of our equity investments.

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

Gains from sales of real estate are not recognized unless a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing financial involvement in the property.   As part of the Company’s ongoing business strategy, it will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.

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

As further discussed in Note 10 to the accompanying consolidated financial statements, the only assets or liabilities that we record at fair value on a recurring basis are interest rate hedge agreements.  The valuation is determined using widely accepted techniques including discounted cash flow analysis, which considers the contractual terms of the derivatives (including the period to maturity) and uses observable market-based inputs such as interest rate curves and implied volatilities.  We also incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

Results of Operations

At December 31, 2010, we owned interests in 57 operating properties (consisting of 53 retail properties and four operating commercial (office/industrial) properties) and six entities that held development or redevelopment properties in which we have an interest. These redevelopment properties included Bolton Plaza, Courthouse Shadows, Rivers Edge and Four Corner Square, all of which are undergoing redevelopment. Of the 63 total properties held at December 31, 2010, only a limited service hotel component of an operating property was owned through an unconsolidated joint venture and was accounted for under the equity method.

At December 31, 2009, we owned interests in 55 operating properties (consisting of 51 retail properties and four operating commercial properties) and seven entities that held development or redevelopment properties in which we have an interest. These redevelopment properties included Bolton Plaza, Coral Springs Plaza, Courthouse Shadows, Rivers Edge and Four Corner Square, all of which are undergoing redevelopment. Of the 62 total properties held at December 31, 2009, only a limited service hotel component of a development parcel was owned through an unconsolidated joint venture and was accounted for under the equity method.

At December 31, 2008, we owned interests in 56 operating properties (consisting of 52 retail properties and four operating commercial properties) and had eight entities that held development or redevelopment properties in which we have an interest. Of the 64 total properties held at December 31, 2008, one operating property was owned through an unconsolidated joint venture and was accounted for under the equity method.

The comparability of results of operations is affected by our development, redevelopment, and operating property acquisition and disposition activities in 2008 through 2010.  Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2010 and 2009” and “Comparison of Operating Results for the Years Ended December 31, 2009 and 2008”) in conjunction with the discussion of our development, redevelopment, and operating property acquisition and disposition activities during those periods, which is set forth directly below.

Development Activities

During the years ended December 31, 2010, 2009 and 2008, the following development properties became operational or partially operational:

Property Name	MSA	Economic Occupancy Date1	Owned GLA
Eddy Street Commons, Phase I2	South Bend, IN	September 2009	169,921
South Elgin Commons, Phase I2	Chicago, IL	June 2009	45,000
Cobblestone Plaza2	Ft. Lauderdale, FL	March 2009	132,743
54th & College	Indianapolis, IN	June 2008	N/A	3

1	Represents the date in which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was sooner.

2	Construction of these properties was completed in phases. The Economic Occupancy Dates indicated for these properties refers to its initial phase.

3	Property is ground leased to a single tenant.

Property Acquisition Activities

During the year ended December 31, 2008, we acquired the property below.  We did not acquire any properties during the years ending December 31, 2010 and 2009.

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)	Financing Method	Owned GLA
Rivers Edge1, 2	Indianapolis, IN	February 2008	$18.3	Primarily Debt	110,875

1
This property was purchased with the intent to redevelop; therefore, it is included in our redevelopment pipeline, as discussed below. However, for purposes of the comparison of operating results, this property is classified as property acquired during 2008 in the comparison of operating results tables below.

2	Upon completion of redevelopment activities, the owned GLA is expected to be 152,285 square feet.

Operating Property Disposition Activities

During the year ended December 31, 2008, we sold the operating properties listed in the table below.  We did not sell any operating properties in the years ended December 31, 2010 and 2009.  However, in 2009, we determined that it was appropriate to write off the net book value on the Galleria Plaza operating property in Dallas, Texas and recognize a non-cash impairment charge of $5.4 million.  The operating results of Galleria Plaza are reflected as discontinued operations in the accompanying consolidated statements of operations.

Property Name	MSA	Disposition Date	Owned GLA
Spring Mill Medical, Phase I1	Indianapolis, IN	December 2008	63,431
Silver Glen Crossing2	Chicago, IL	December 2008	132,716

____________________
1
We held a 50% interest in this unconsolidated joint venture. In December 2008, the joint venture sold this property for $17.5 million, resulting in a total gain on sale of $3.5 million. Net proceeds of $14.4 million from the sale of this property were utilized to defease the related mortgage loan.  Our share of the gain on sale was $1.2 million, net of our excess investment. We used the majority of our share of the net proceeds to pay down borrowings under our unsecured revolving credit facility. Prior to the sale of this property, the joint venture sold a parcel of land for net proceeds of $1.1 million, of which our share was $0.6 million.

2
We realized net proceeds of $17.2 million from the sale of this property and recognized a loss on the sale of $2.7 million. The majority of the net proceeds from the sale of this property were used to pay down borrowings under our unsecured revolving credit facility. The sale of this property and the property’s operating results are reflected as discontinued operations in the accompanying consolidated statements of operations.

Redevelopment Activities

During the years ended December 31, 2010, 2009 and 2008, we transitioned the following properties from our operating portfolio to our redevelopment pipeline:

Property Name	MSA	Transition Date1	Owned GLA
Coral Springs Plaza2	Boca Raton, FL	March 2009	45,906
Courthouse Shadows3	Naples, FL	September 2008	134,867
Four Corner Square4	Seattle, WA	September 2008	44,000
Bolton Plaza5	Jacksonville, FL	June 2008	172,938
Rivers Edge6	Indianapolis, IN	June 2008	152,285

1	Transition date represents the date the property was transitioned from our operating portfolio to our redevelopment pipeline.

2
In December 2009, we executed a lease with a combined Toys “R” Us/Babies “R” Us for 100% of the available square feet of this center.  This tenant opened in the second half of 2010 and the property was transitioned back to the operating portfolio in November 2010.

3	In 2009, Publix purchased the lease of the former anchor tenant and made certain improvements on the space and we anticipate updating the existing façade, signage, landscaping and lighting.

4
In addition to the existing center, we also own approximately ten acres of adjacent land which may be utilized in the redevelopment. We anticipate a portion of the existing center will remain open during the redevelopment.

5	We executed a 66,500 square foot lease with Academy Sports & Outdoors to anchor this center and this tenant opened during the second half of 2010.

6
We purchased this property in February 2008 with the intent to redevelop. The existing anchor tenant’s lease at this property expired in March 2010.  We executed leases with Nordstrom Rack, Buy Buy Baby, The Container Store, Arhaus Furniture and BGI Fitness to anchor this center and we expect these tenants to open during the second half of 2011 and first half of 2012.

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009	Increase (Decrease) 2010 to 2009
Revenue:
Rental income (including tenant reimbursements)	$89,502,860	$89,775,606	$(272,746)
Other property related revenue	5,065,169	6,065,708	(1,000,539)
Construction and service fee revenue	6,848,073	19,450,789	(12,602,716)
Total revenue	101,416,102	115,292,103	(13,876,001)
Expenses:
Property operating	17,691,738	18,188,710	(496,972)
Real estate taxes	12,044,966	12,068,903	(23,937)
Cost of construction and services	6,142,042	17,192,267	(11,050,225)
General, administrative, and other	5,372,056	5,711,623	(339,567)
Depreciation and amortization	40,732,228	32,148,318	8,583,910
Total expenses	81,983,030	85,309,821	(3,326,791)
Operating income	19,433,072	29,982,282	(10,549,210)
Interest expense	(28,532,440)	(27,151,054)	(1,381,386)
Income tax (expense) benefit of taxable REIT subsidiary	(265,986)	22,293	(288,279)
(Loss) income from unconsolidated entities	(51,964)	226,041	(278,005)
Non-cash gain from consolidation of subsidiary	—	1,634,876	(1,634,876)
Other income, net	231,178	224,927	6,251
(Loss) income from continuing operations	(9,186,140)	4,939,365	(14,125,505)
Discontinued operations:
Discontinued operations	—	(732,621)	732,621
Non-cash loss on impairment of discontinued operation	—	(5,384,747)	5,384,747
Loss from discontinued operations	—	(6,117,368)	6,117,368
Consolidated net loss	(9,186,140)	(1,178,003)	(8,008,137)
Net (loss) income attributable to noncontrolling interests	915,310	(603,763)	1,519,073
Net Loss attributable to Kite Realty Group Trust	(8,270,830)	(1,781,766)	(6,489,064)
Dividends on preferred shares	(376,979)	—	(376,979)
Net loss attributable to common shareholders	$(8,647,809)	$(1,781,766)	$(6,866,043)

Rental income (including tenant reimbursements) decreased between years by $0.3 million, or 0.3%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$2,736,718
Consolidation of The Centre	916,490
Properties under redevelopment during 2009 and/or 2010	(610,082)
Properties fully operational during 2009 and 2010 & other	(3,315,872)
Total	$(272,746)

Excluding the changes due to the consolidation of The Centre, transitioned development properties, and properties under redevelopment, the net $3.3 million decrease in rental income was primarily related to the following:

•	$1.6 million net decrease in real estate tax recoveries from tenants primarily due to decreased assessments at a number of our operating properties;

•	$0.8 million related to the net decrease in tenancy at these properties between periods.

•	$0.5 million decrease at two of our properties due to the bankruptcy of Circuit City; and

•	$0.4 million decrease from the 2009 sale of our Eagle Creek II asset.

For the overall portfolio, gross recovery ratio improved from 69.8% in 2009 to 71.8% in 2010, primarily because a portion of refunds received pursuant to real estate tax appeals were not refundable to tenants.  Gross recovery ratio is computed by dividing tenant reimbursements by the sum of recoverable property operating expense and real estate tax expense.

Other property related revenue primarily consists of parking revenues, percentage rent, lease settlement income and gains from land sales. This revenue decreased $1.0 million, or 16%, primarily as a result of the following:

•	$0.8 million decrease in gains on land sales in 2010 compared to 2009; and

•	2009 reversal of a $0.4 million liability for which we are no longer obligated.

Offsetting these decreases was a $0.1 million increase in parking revenue primarily from our Eddy Street Commons property.

Construction and service fee revenue decreased between years by $12.6 million, or 65%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our strategic decision to reduce third party construction activity.

Property operating expenses decreased between years by $0.5 million, or 2.7%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$1,177,328
Consolidation of The Centre	210,036
Properties under redevelopment during 2009 and/or 2010	(254,992)
Properties fully operational during 2009 and 2010 & other	(1,629,345)
Total	$(496,973)

Excluding the changes due to the consolidation of The Centre, transitioned development properties, and properties under redevelopment, the net $1.6 million decrease in property operating expenses was primarily due to the following:

•	$0.5 million net decrease in bad debt expense at a number of our operating properties reflecting a general recovery in the economic condition of our tenants; and

•
Cost containment efforts producing a $1.3 million decrease in landscaping, repairs, maintenance, and insurance expenses, a portion of which is refundable to tenants and reflected as a reduction to tenant reimbursement revenue; offset by a $0.2 million net increase in various other operating expenses.

Real estate taxes decreased $24,000, or 0.2%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$1,103,785
Consolidation of The Centre	113,694
Properties under redevelopment during 2009 and/or 2010	(154,433)
Properties fully operational during 2009 and 2010 & other	(1,086,983)
Total	$(23,937)

Excluding the changes due to the consolidation of the Centre, transitioned development properties, and properties under redevelopment, the net $1.1 million decrease in real estate taxes was primarily due to the timing of the reassessments of the taxable value of certain of our operating properties and the effects of successful appeals of these assessments.  The majority of the increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Cost of construction and services decreased $11.1 million, or 64%, primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our strategic decision to reduce third party construction activity, as discussed above.

General, administrative and other expenses decreased $0.3 million, or 6%, due to declines in personnel-related expenses and various costs of operating as a public company, consistent with our strategy to reduce overhead.

Depreciation and amortization expense increased $8.6 million, or 27%, due to the following:

Increase (Decrease) 2010 to 2009
Development properties that became operational or were partially operational in 2009 and/or 2010	$1,114,109
Consolidation of The Centre	432,964
Properties under redevelopment during 2009 and/or 2010	5,664,991
Properties fully operational during 2009 and 2010 & other	1,371,847
Total	$8,583,911

Of the $8.6 million total increase in depreciation and amortization expense, $5.7 million was due to additional depreciation on the Coral Springs Plaza and Rivers Edge redevelopment properties.  Redevelopment plans for these properties were finalized during the second quarter of 2010, resulting in a reduction to the useful lives of certain assets that were subsequently demolished to prepare for the properties’ renovation.  Excluding the changes due to the consolidation of The Centre, transitioned development properties, and properties under redevelopment, the net $1.4 million increase in depreciation and amortization expense was primarily due to the higher amounts of accelerated depreciation and amortization of vacated tenant costs related to tenants, which terminated at our operating properties in 2010 as compared to the prior year.

Interest expense increased $1.4 million, or 5%, with $1.1 million of the increase primarily due to the cessation of interest capitalization as we delayed our plans at one of our development properties in 2010 and also transitioned other properties to operating status.  The remainder of the increase was due to higher borrowing costs for new borrowings and debt refinanced since 2009 partially offset by debt repayments during the same period.

Income tax (expense) benefit of our taxable REIT subsidiary changed from a benefit of $22,000 in 2009 to an expense of $266,000 in 2010.  The 2009 benefit resulted from low construction volume in our taxable REIT subsidiary, and the 2010 expense is due to income to our taxable REIT subsidiary related to the sale of residential assets at the Eddy Street Commons development in 2010.

(Loss) income from unconsolidated entities changed from income of $226,000 in 2009 to a loss of $52,000 in 2010.  The $226,000 of income in 2009 relates to The Centre operating property, which was consolidated in September 2009.  The loss of $52,000 in 2010 includes our share of pre-operating expenses related to the limited service hotel at our Eddy Street Commons property, which opened in June 2010.  Our other equity method joint venture is under development and is not yet generating operating results.

The $1.6 million non-cash gain from consolidation of subsidiary in 2009 was recognized upon the consolidation of The Centre joint venture as of September 30, 2009.  Our share of the gain was $1.0 million.

The $6.1 million loss from discontinued operations in 2009 relates to the impairment and subsequent transfer of our Galleria Plaza property to the ground lessor.

Net loss (income) attributable to noncontrolling interests changed from income of $0.6 million in 2009 to a loss of $0.9 million in 2010.  Net loss (income) attributable to noncontrolling interests generally reflects the percentage of the Operating Partnership owned by the limited partners.  Due to the May 2009 common share offering, the limited partners weighted average diluted ownership percentage declined from 13.4% in 2009 to 11.1% in 2010.  In 2009, noncontrolling interests includes the noncontrolling interest in the non-cash gain from the consolidation of the Centre of $0.7 million and the noncontrolling interest from the sale of an outlot parcel of $0.2 million.

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008	Increase (Decrease) 2009 to 2008
Revenue:
Rental income (including tenant reimbursements)	$89,775,606	$89,043,270	$732,336
Other property related revenue	6,065,708	13,916,680	(7,850,972)
Construction and service fee revenue	19,450,789	39,103,151	(19,652,362)
Total revenue	115,292,103	142,063,101	(26,770,998)
Expenses:
Property operating	18,188,710	16,388,515	1,800,195
Real estate taxes	12,068,903	11,864,552	204,351
Cost of construction and services	17,192,267	33,788,008	(16,595,741)
General, administrative, and other	5,711,623	5,879,702	(168,079)
Depreciation and amortization	32,148,318	34,892,975	(2,744,657)
Total expenses	85,309,821	102,813,752	(17,503,931)
Operating income	29,982,282	39,249,349	(9,267,067)
Interest expense	(27,151,054)	(29,372,181)	2,221,127
Income tax benefit (expense) of taxable REIT subsidiary	22,293	(1,927,830)	1,950,123
Income from unconsolidated entities	226,041	842,425	(616,384)
Gain on sale of unconsolidated property	—	1,233,338	(1,233,338)
Non-cash gain from consolidation of subsidiary	1,634,876	—	1,634,876
Other income, net	224,927	157,955	66,972
Income from continuing operations	4,939,365	10,183,056	(5,243,691)
Discontinued operations:
Discontinued operations	(732,621)	330,482	(1,063,103)
Non-cash loss on impairment of discontinued operation	(5,384,747)	—	(5,384,747)
Loss on sale of operating property	—	(2,689,888)	2,689,888
(Loss) income from discontinued operations	(6,117,368)	(2,359,406)	(3,757,962)
Consolidated net (loss) income	(1,178,003)	7,823,650	(9,001,653)
Less: Net (loss) income attributable to noncontrolling interests	(603,763)	(1,730,524)	1,126,761
Net (loss) income attributable to Kite Realty Group Trust	$(1,781,766)	$6,093,126	$(7,874,892)

    Rental income (including tenant reimbursements) increased $0.7 million, or 1%, due to the following:

Increase (Decrease) 2009 to 2008
Property acquired during 2008	$90,910
Development properties that became operational or were partially operational in 2008 and/or 2009	4,086,790
Properties under redevelopment during 2008 and/or 2009	(1,209,450)
Properties fully operational during 2008 and 2009 & other	(2,235,914)
Total	$732,336

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

Other property related revenue primarily consists of parking revenues, percentage rent, lease settlement income and gains on land sales. This revenue decreased $7.9 million, or 57%, primarily as a result of lower gains on land sales of $7.0 million and lease settlement income of $1.3 million. This revenue decrease was partially offset by a $0.4 million reversal of an estimated liability for which we are no longer obligated.

Construction and service fee revenue decreased $19.7 million, or 50%. This decrease reflects 2008 proceeds of $10.6 million from the sale of our Spring Mill Medical, Phase II build-to-suit commercial development asset and net declines in the level of third-party construction and services activity of $9.1 million.

Property operating expenses increased $1.8 million, or 11%, due to the following:

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

The $1.2 million increase in property operating expense for properties fully operational in 2009 and 2008 was primarily related to the following:

•
$1.0 million net increase in bad debt expense at a number of our operating properties which was reflective of financial difficulties (including bankruptcies) experienced by a number of our tenants; and

•	$0.5 million net increase in landscaping and parking lot expense, the majority of which is recoverable from tenants.

These increases in property operating expenses were partially offset by a $0.3 million decrease in repairs and maintenance expense.

Real estate taxes increased $0.2 million, or 0.2%, due to the following:

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

Cost of construction and services decreased $16.6 million, or 49%. This decrease is due to 2008 cost of $9.4 million associated with the sale of our Spring Mill Medical, Phase II build-to-suit commercial development asset and net declines in the level of third-party construction and services activity of $7.2 million.

General, administrative and other expenses decreased $0.2 million, or 3% due to small declines in personnel-related expenses and various costs of operating as a public company.

Depreciation and amortization expense decreased $2.7 million, or 8%, due to the following:

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

Interest expense decreased $2.2 million, or 8%, primarily as a result of lower average borrowings (proceeds from our October 2008 and May 2009 common equity offerings were used to pay down borrowings), and an average decrease in the LIBOR interest rate of 230 basis points.

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

The $1.6 million non-cash gain from consolidation of subsidiary in 2009 represents a gain that was recognized upon the consolidation of The Centre operating property which is owned in a joint venture.  We paid off a third-party loan on this previously unconsolidated entity and contributed $2.1 million of capital to the entity.  In accordance with the provisions of Topic 810 – “Consolidation” of the Accounting Standards Codification (“ASC”), the financial statements of The Centre were consolidated as of September 30, 2009, and its assets and liabilities were recorded at fair value, resulting in a non-cash gain of $1.6 million, of which our share was $1.0 million.

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

Net income attributable to noncontrolling interests decreased $1.1 million from $1.7 million in 2008 to $0.6 million in 2009.  In 2009, noncontrolling interests includes the noncontrolling interest in the non-cash gain from consolidation of The Centre of $0.7 million and the noncontrolling interest from the sale of an outlot parcel of $0.2 million, offset by our operating partnership limited partners’ share of the consolidated net loss of $0.3 million.

Liquidity and Capital Resources

Current State of Capital Markets and Our Financing Strategy

Our primary finance and capital strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective manner. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings or equity offerings, including the purchase price of properties to be developed or acquired, the estimated market value of our properties and the Company as a whole upon consummation of the borrowing or offering, and the ability of particular properties to generate cash flow to cover debt service. As discussed in more detail above in “Overview,” the recent market conditions have heightened the need for most REITs, including us, to continue to place a significant amount of emphasis on financing and capital strategies. We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

In 2008 and 2009, we received aggregate net proceeds of $135.3 million from offerings of our common shares.  In December 2010, we received net proceeds of $67.5 million from an offering of our Series A Cumulative Redeemable Perpetual Preferred Shares.  We used a portion of the proceeds from this offering to retire our $55 million unsecured term loan.  The remaining net proceeds and borrowings on the line of credit were used to retire the $18.3 million loan encumbering International Speedway Square in Daytona, Florida.  As a result of these transactions, our consolidated debt was $611 million as of December 31, 2010 as compared to $658 million as of the end of the prior year.

In addition to raising new capital, we have also been successful in refinancing or extending the maturities of our debt that were originally scheduled to mature in 2010 and 2011.  As of March 1, 2011, we had refinanced or extended the maturity dates for $17 million of the $92 million of debt maturing in 2011.  The remaining $75 million of our 2011 debt maturities consists of property-level debt, of which $46 million has maturity extensions of one year, subject to certain customary conditions.  With respect to the remaining $30 million, we are pursuing financing alternatives to enable us to repay, refinance, or extend the maturity date of these loans.  Our unsecured revolving credit facility is scheduled to mature in 2012.  The aggregate amount of outstanding indebtedness on our facility is $122.3 million as of December 31, 2010.  We have entered into a non-binding term sheet for an amended and restated unsecured revolving credit facility with a three-year term and expect to close on this transaction during the first half of 2011.

We were also able to effectively recycle capital by selling outlots and unoccupied land parcels.  During 2010, we generated gross proceeds of $6.3 million from such sales, the majority of which was used to pay down outstanding indebtedness.

In the future, we may raise additional capital by pursuing joint venture capital partners and/or disposing of additional properties, land parcels or other assets that are no longer core components of our growth strategy.  We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

As of December 31, 2010, we had cash and cash equivalents on hand of $15.4 million. We may be subject to concentrations of credit risk with regards to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  As of December 31, 2010, the majority of our cash and cash equivalents were held in deposit accounts that are 100% insured by the federal government’s Temporary Liquidity Guarantee Program.  From time to time, such investments may temporarily be held in accounts that are not insured under this program and which are in excess of FDIC and SIPC insurance limits; however we attempt to limit our exposure at any one time.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Our Principal Capital Resources

Our Unsecured Revolving Credit Facility

Our Operating Partnership is a party to an amended and restated four-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent (the “unsecured facility”). We and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility.  The amended unsecured facility has a maturity date of February 20, 2012 after considering the one year extension that was exercised in the fourth quarter of 2010.  We have entered into a non-binding term sheet for an amended and restated unsecured revolving credit facility with a three-year term and expect to close on this transaction during the first half of 2011.

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

As of December 31, 2010, our outstanding indebtedness under the unsecured facility was $122.3 million, bearing interest at a rate of LIBOR + 125 basis points. In addition, we have outstanding letters of credit totaling $7.2 million.  As of December 31, 2010, the amount available to us for future draws was $46 million.

The amount that we may borrow under the unsecured facility is based on the value of assets in the unencumbered property pool.  We currently have 51 unencumbered properties and other assets, 47 of which are wholly owned and used to calculate the amount available for borrowing under the unsecured credit facility and three of which are owned through joint ventures. The major unencumbered assets include: Boulevard Crossing, Broadstone Station, Coral Springs Plaza, Courthouse Shadows, Four Corner Square, Hamilton Crossing, International Speedway Square, King’s Lake Square, Market Street Village, Naperville Marketplace, PEN Products, Publix at Acworth, Red Bank Commons, Shops at Eagle Creek, Traders Point II, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes.

Our ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility requires us to satisfy certain financial covenants, including:

•	a maximum leverage ratio of 65% (or up to 70% in certain circumstances);

•	Adjusted EBITDA (as defined in the unsecured facility) to fixed charges coverage ratio of at least 1.50 to 1;

•	minimum tangible net worth (defined as Total Asset Value less Total Indebtedness, as defined in the unsecured facility) of $300 million (plus 75% of the net proceeds of any future equity issuances);

•	ratio of net operating income of unencumbered property to debt service under the unsecured facility of at least 1.50 to 1;

•	minimum unencumbered property pool occupancy rate of 80%;

•	ratio of variable rate indebtedness to total asset value of no more than 0.35 to 1; and

•	ratio of recourse indebtedness to total asset value of no more than 0.30 to 1.

We were in compliance with all applicable covenants under the unsecured facility as of December 31, 2010.

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

In May 2009, we issued 28,750,000 common shares for net proceeds of $87.5 million.  In addition, in December 2009, we entered into an Equity Distribution Agreement pursuant to which we may sell, from time to time, up to an aggregate amount of $25 million of our common shares.  We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

In December 2010, the Company completed an equity offering of 2,800,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares at an offering price of $25.00 per share for aggregate gross and net proceeds of $70.0 million and $67.5 million, respectively.  A portion of the net proceeds were used to retire our $55 million unsecured term loan, which had a maturity date of July 2011.  The remaining net proceeds and borrowings on the line of credit were used to retire the $18.3 million loan encumbering International Speedway Square.  Our Series A cumulative redeemable preferred shares have no stated maturity date although they may be redeemed, at our option, beginning in December 2015.

Sale of Real Estate Asset

We may pursue opportunities to sell non-strategic real estate assets in order to generate additional liquidity.  Our ability to dispose of such properties is dependent on the availability of credit to potential buyers to purchase properties at prices that we consider acceptable.  The sales price may be less than our carrying value.

Short and Long-Term Liquidity Needs

Overview

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, the recent economic downturn adversely affected the ability of some of our tenants to meet their lease obligations, as discussed in more detail above in “Overview” on page 41. These conditions, in turn, had a negative impact on our business.

Short-Term Liquidity Needs

 The nature of our business, coupled with the requirements to qualify for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures. In May 2009, our Board of Trustees (the “Board”) reduced our quarterly cash distribution to $0.06 per common share.  The reduced distribution of $0.06 has been maintained in each subsequent quarter including the quarter ended December 31, 2010.  The lowering of our distribution has allowed us to conserve cash to fund working capital and for other general corporate purposes.  Each quarter we discuss with our Board our liquidity requirements along with other relevant factors before the Board decides whether and in what amount to declare a cash distribution.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the year ended December 31, 2010, we incurred $0.8 million of costs for recurring capital expenditures on operating properties and also incurred $1.9 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $1.0 million in recurring capital expenditures at our operating properties and approximately $15.4 million of additional major tenant improvements and renovation costs within the next twelve months at several properties in our operating portfolio and redevelopment pipeline. We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured credit facility and construction loans.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

We expect to meet our short-term liquidity needs through borrowings under the unsecured facility, new construction loans, cash generated from operations and, to the extent necessary, accessing the public equity and debt markets to the extent that we are able to do so.

2011 Debt Maturities

As of December 31, 2010, $92 million of our outstanding indebtedness was scheduled to mature in 2011, excluding scheduled monthly principal payments. As of March 1, 2011, we had refinanced or extended the maturity dates for $17 million of these maturities.  The remaining $75 million of our 2011 debt maturities consists of property-level debt, of which $46 million has maturity extensions of one year, subject to certain customary conditions.  With respect to the remaining $30 million, we are pursuing financing alternatives to enable us to repay, refinance, or extend the maturity date of these loans.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Unsecured Facility.  As discussed above, our unsecured facility, which had a balance of $122 million as of December 31, 2010, will mature on February 20, 2012 after considering the one year extension that was exercised in the fourth quarter of 2010.  Subsequent to December 31, 2010, we entered into a non-binding term sheet for an amended and restated unsecured revolving credit facility with a three year term and expect to close on this transaction in the first half of 2011.

Redevelopment Properties. As of December 31, 2010, four of our properties (Bolton Plaza, Rivers Edge, Courthouse Shadows and Four Corner Square) were undergoing redevelopment activities.  We currently anticipate our total investment in these redevelopment projects will be approximately $30.2 million, of which $4.9 million has already been incurred.  The Company has entered into a five-year construction loan to fund the redevelopment of the Rivers Edge property.  We believe we currently have sufficient financing in place to fund our investment in the remaining projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Development Properties. As of December 31, 2010, we had two projects in our in-process development pipeline.  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $68 million, of which $56 million had been incurred as of December 31, 2010. Our share of the total estimated cost of these projects is approximately $42 million, of which we have incurred $31 million as of December 31, 2010.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans.

Future Development Pipeline. In addition to our in-process development pipeline, we have a future development pipeline which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financing.  As of December 31, 2010, this future development pipeline consisted of five projects that are expected to contain approximately 2.5 million square feet of total leasable area. We currently anticipate the total estimated cost of these projects will be approximately $298 million, of which our share is currently expected to be approximately $180 million. Although we intend to develop these properties, we are generally not contractually obligated to complete any developments in our future development pipeline. With respect to each asset in the future development pipeline, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  Once these projects are transferred to the in-process development pipeline, we intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured revolving credit facility, if necessary.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital. It is unlikely we would have sufficient funds on hand to meet these long-term capital requirements. We would have to satisfy these needs through participation in joint venture arrangements, additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements. We evaluate all future opportunities against pre-established criteria including, but not limited to, location, demographics, tenant relationships, and amount of existing retail space.  Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions, which is discussed in more detail above in “Overview” on page 41.

We have entered into an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The agreement allows for the Venture to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. Under the terms of the agreement, we have agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million.  We have the option to present to PREI additional opportunities with estimated project costs under $50 million. The agreement allows for equity capital contributions of up to $500 million to be made to the Venture for qualifying projects.  We expect contributions would be made on a project-by-project basis with PREI contributing 80% and us contributing 20% of the equity required. Our only active project with PREI is Parkside Town Commons, which is currently in our future development pipeline. As of December 31, 2010, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon the placement of construction financing.

Cash Flows

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Cash provided by operating activities was $30.3 million for the year ended December 31, 2010, an increase of $9.3 million from 2009. The increase was primarily due to higher cash outflows for accounts payable and accrued expenses in 2009, the majority of which reflects third-party construction activity completed in the first half of 2009.

Cash used in our investing activities totaled $36.4 million in 2010, a decrease of $18.4 million from 2009. The decrease in cash used in investing activities was primarily a result of a decline of $11.6 million in contributions to joint ventures.  In 2009, we contributed $12.0 million to our Parkside Town Commons development property and The Centre operating property; while, in 2010, we contributed $450,000 to our Eddy Street Commons limited service hotel property.  Additionally, in 2009, we advanced $1.4 million to our joint venture partner in The Centre, and in 2010, $0.7 million of this note was repaid.  The remainder is a decrease of $5.2 million in cash outflows for capital expenditures as part of our cash conservation strategy, we significantly reduced our acquisition, development and construction activities.

Cash provided by financing activities totaled $1.6 million during 2010, a decrease of $42.3 million from 2009. In 2010, we had a net reduction in debt of $46.9 million due to ongoing efforts to continue to strengthen our balance sheet.  The following items highlight additional significant capital transactions:

•
In December 2010, we issued 2.8 million shares of Series A Cumulative Redeemable Perpetual Preferred Shares for net proceeds of $67.5 million.  A portion of the net proceeds were utilized to retire our $55 million unsecured term loan.

•
In order to retain additional cash to meet our capital needs, we reduced our quarterly dividend beginning in the second quarter of 2009.  We paid cash dividends of $0.24 per share in 2010, compared to cash dividends of $0.3325 per share in 2009.

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

Cash provided by financing activities totaled $43.9 million during 2009, a decrease of $1.6 million from 2008. In 2009, we had lower borrowings of $26.2 million due to a decline in our construction activity.  Among the more significant changes in financing activities between years are the following:  In 2008, we had borrowings totaling $41.8 million in connection with the 2008 acquisition of our Rivers Edge redevelopment property and New Hill Place development property, offset by proceeds totaling $32.3 million from the sales of our Silver Glen Crossings and Spring Mill operating properties and outlot and land parcels. Net loan paydowns were $20.5 million higher in 2009 compared to 2008 as a result of the use of common share offering proceeds to reduce our levels of indebtedness.  These net changes were partially offset by $39.2 million higher proceeds from our 2009 common share offering compared to our 2008 offerings and $8.1 million lower cash distribution payments to common shareholders and operating partnership unitholders as a result of lowering our quarterly distribution to equity holders.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our in-process development pipeline, as discussed below in “Contractual Obligations”, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed above.  As of December 31, 2010, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon the placement of construction financing.

As of December 31, 2010, our share of unconsolidated joint venture indebtedness was $18.3 million.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  The Operating Partnership had guaranteed its $13.5 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.   Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.  See Note 6 to the accompanying consolidated financial statements for information on our unconsolidated joint ventures for the years ended December 31, 2010, 2009 and 2008.

As of December 31, 2010, we have outstanding letters of credit totaling $7.2 million and no amounts were advanced against these instruments.

With respect to our Eddy Street Commons development, we have jointly guaranteed the apartment developer’s construction loan, which had an outstanding balance of $30.3 million as of December 31, 2010.  The apartments are substantially complete and the owner intends to secure nonrecourse financing in 2011.  We have not been required to satisfy any portion of this guarantee.

Contractual Obligations

The following table summarizes our contractual obligations to third parties based on contracts executed as of December 31, 2010.

	Development and Construction Contracts	Tenant Allowances1	Operating Leases	Consolidated Long-term Debt and Interest2	Pro Rata Share of Joint Venture Debt	Employment Contracts3	Total
2011	$8,346,376	$7,851,361	$416,800	$127,950,601	$13,783,328	$1,127,000	$159,475,466
2012	—	—	416,800	225,070,605	160,511	—	225,647,916
2013	—	—	302,500	89,870,853	160,511	—	90,333,864
2014	—	—	310,000	47,917,618	4,814,078	—	53,041,696
2015	—	—	310,000	52,944,440	—	—	53,254,440
Thereafter	—	—	1,747,500	196,492,500	—	—	198,240,000
Total	$8,346,376	$7,851,361	$3,503,600	$740,246,617	$18,918,428	$1,127,000	$779,993,382

____________________
1	Tenant allowances include commitments made to tenants at our operating, development and redevelopment properties.

2
Our consolidated long-term debt consists of both variable and fixed-rate debt and includes both principal and interest.  Interest expense for variable-rate debt was calculated using the interest rates as of December 31, 2010.

3
We have entered into employment agreements with certain members of senior management. Under these agreements, each individual received a stipulated annual base salary through December 31, 2010. Each agreement has an automatic one-year renewal unless we or the individual elects not to renew the agreement. The contracts have been extended through December 31, 2011.

In 2010, we incurred $28.5 million of interest expense, net of amounts capitalized of $8.8 million.

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

The six properties to which our tax indemnity obligations relate represented 17.6% of our annualized base rent in the aggregate as of December 31, 2010. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South, and Market Street Village.

Construction Contracts

Construction contracts in the table above represent commitments for contracts executed as of December 31, 2010 related to new developments, redevelopments and third-party construction.

Obligations in Connection with Our In-Process Development, Redevelopment and Future Development Pipeline

We are obligated under various completion guarantees with lenders and lease agreements with tenants to complete two projects in our in-process development pipeline. We currently anticipate our share of the total cost of these projects will be approximately $42 million, of which approximately $10.7 million of our share was unfunded as of December 31, 2010. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans.  In addition, if necessary, we may make draws on our unsecured facility.

In addition to our in-process development pipeline, we also have a redevelopment pipeline and a future development pipeline, the latter of which includes land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financings. Although we currently intend to develop the future development pipeline, we are not contractually obligated to complete any projects in our redevelopment or future development pipelines, as these consist of land parcels on which we have not yet commenced construction. With respect to each asset in the future development pipeline, our policy is to not commence vertical construction until appropriate pre-leasing thresholds are met and the requisite third-party financing is in place.  Once these projects are transferred to the in-process development pipeline, we intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured revolving credit facility, if necessary.

Outstanding Indebtedness

The following table presents details of outstanding indebtedness as of December 31, 2010:

Property	Balance Outstanding	Interest Rate	Maturity
Fixed Rate Debt - Mortgage:
50th & 12th	$4,293,034	5.67%	11/11/2014
The Centre at Panola, Phase I	3,464,489	6.78%	1/1/2022
Cool Creek Commons	17,643,234	5.88%	4/11/2016
The Corner	1,486,488	7.65%	7/1/2011
Fox Lake Crossing	11,050,412	5.16%	7/1/2012
Geist Pavilion	11,125,000	5.78%	1/1/2017
Indian River Square	13,040,043	5.42%	6/11/2015
Kedron Village	29,700,000	5.70%	1/11/2017
Pine Ridge Crossing	17,500,000	6.34%	10/11/2016
Plaza at Cedar Hill	25,175,721	7.38%	2/1/2012
Plaza Volente	28,119,431	5.42%	6/11/2015
Preston Commons	4,223,200	5.90%	3/11/2013
Riverchase Plaza	10,500,000	6.34%	10/11/2016
Sunland Towne Centre	25,000,000	6.01%	7/1/2016
30 South	21,303,984	6.09%	1/11/2014
Traders Point	45,895,436	5.86%	10/11/2016
Whitehall Pike	8,039,656	6.71%	7/5/2018
	277,560,128
Floating Rate Debt - Hedged:
KeyBank (Admin. Agent)	50,000,000	5.07%	2/20/2011
KeyBank (Admin Agent)	25,000,000	4.92%	2/18/2011
KeyBank (Admin Agent)	55,000,000	3.27%	7/15/2011
Bank of America	19,700,000	1.73%	12/27/2011
PNC Bank	14,856,200	1.89%	4/30/2012
Charter One Bank	20,000,000	2.98%	10/31/2011
M&I Bank	20,000,000	1.65%	12/19/2011
TD Bank	14,754,726	3.31%	1/3/2017
	219,310,926
Net unamortized premium on assumed debt of acquired properties	546,912
Total Fixed Rate Indebtedness	$497,417,966

Property	Balance Outstanding	Interest Rate	Maturity	Interest Rate at 12/31/10
Variable Rate Debt - Mortgage:
Bayport Commons3	$14,923,016	LIBOR + 3.50%	1/6/2012	3.76%
Beacon Hill	7,401,750	LIBOR + 1.25%	3/30/2014	1.51%
Eastgate Pavilion3	14,883,390	LIBOR + 2.95%	4/30/2012	3.21%
Estero Town Commons	10,500,000	LIBOR + 3.25%	1/15/2013	3.51%
Fishers Station	3,656,493	LIBOR + 3.50%	6/6/2011	3.76%
Gateway Shopping Center3	20,712,866	LIBOR + 1.90%	10/31/2011	2.16%
Glendale Town Center3	19,615,000	LIBOR + 2.75%	12/19/2011	3.01%
Indiana State Motor Pool	3,467,910	LIBOR + 1.35%	2/4/2011	1.61%
Ridge Plaza3	14,746,436	LIBOR + 3.25%	1/3/2017	3.51%
Tarpon Springs Plaza	12,187,942	LIBOR + 3.25%	1/15/2013	3.51%
Subtotal Mortgage Notes	122,094,803
Variable Rate Debt - Secured by Properties under Construction:
Bridgewater Marketplace1	7,000,000	LIBOR + 1.85%	6/29/2013	5.00%
Cobblestone Plaza	28,347,102	LIBOR + 3.50%	2/12/2013	3.76%
Delray Marketplace	4,725,000	LIBOR + 3.00%	6/30/2011	3.26%
Eddy Street Commons	24,871,142	LIBOR + 2.30%	12/30/2011	2.56%
Rivers Edge	14,311,526	LIBOR + 3.25%	1/15/2016	3.51%
South Elgin Commons2	9,170,000	LIBOR + 3.25%	9/30/2013	5.25%
Subtotal Construction Notes	88,424,770

Unsecured Credit Facility3	122,300,000	LIBOR + 1.25%4	2/20/2012	1.51%

Floating Rate Debt - Hedged:	(219,310,926)	LIBOR	Various

Total Variable Rate Indebtedness	113,508,647
Total Indebtedness	$610,926,613

____________________
1	This loan has a LIBOR floor of 3.15%.

2	This loan has a LIBOR floor of 2.00%

3	We entered into a cash flow hedge agreement on this debt instrument to fix the interest rate. See fixed rate within the fixed rate hedged details in the table above.

4	The rate on the Company’s unsecured credit facility varied at certain parts of the year due to provisions in the agreement.

Funds From Operations

Funds From Operations (“FFO”), is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (NAREIT), which we refer to as the White Paper. The White Paper defines FFO as consolidated net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for third-party shares of appropriate items.  We have further adjusted FFO for certain additional items that are not in NAREIT’s definition of FFO, such as impairment losses.

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. We believe that our presentation of adjusted FFO provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO and adjusted FFO should not be considered as alternatives to consolidated net income (determined in accordance with GAAP) as an indicator of our financial performance, are not alternatives to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and are not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computations of FFO and adjusted FFO may not be comparable to FFO and adjusted FFO reported by other REITs.

Our calculation of FFO (and reconciliation to consolidated net (loss) income) and adjusted FFO is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Consolidated net (loss) income	$(9,186,140)	$(1,178,003)	$7,823,650
Less preferred stock dividend	(376,979)	—	—
Add loss (deduct gain) on sale of operating property	—	—	2,689,888
Less non-cash gain from consolidation of subsidiary, net of noncontrolling interests	—	(980,926)	—
Less gain on sale of unconsolidated property	—	—	(1,233,338)
Less net income attributable to noncontrolling interests in properties	(117,155)	(879,463)	(61,707)
Add depreciation and amortization of consolidated entities, net of noncontrolling interests	39,756,493	31,601,550	35,438,229
Add depreciation and amortization of unconsolidated entities	194,131	157,623	406,623
Funds From Operations of the Kite Portfolio	30,270,350	28,720,781	45,063,345
Less redeemable noncontrolling interests in Funds From Operations	(3,359,076)	(3,848,585)	(9,688,619)
Funds From Operations allocable to the Company	$26,911,274	$24,872,196	$35,374,726

Funds From Operations of the Kite Portfolio	$30,270,350	$28,720,781	$45,063,345
Add back: Non-cash loss on impairment of real estate asset	—	5,384,747	—
Adjusted Funds From Operations of the Kite Portfolio	$30,270,350	$34,105,528	$45,063,345

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

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•	national and local economic, business, real estate and other market conditions, particularly in light of the recent recession;

•	financing risks, including the availability of and costs associated with sources of liquidity;

•	the Company’s ability to refinance, or extend the maturity dates of, its indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant bankruptcies;

•	the competitive environment in which the Company operates;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property the Company owns;

•	risks related to the geographical concentration of our properties in Indiana, Florida and Texas;

•	other factors affecting the real estate industry generally; and

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

Market Risk Related to Fixed and Variable Rate Debt

We had $610.9 million of outstanding consolidated indebtedness as of December 31, 2010 (inclusive of net premiums on acquired debt of $0.6 million). As of December 31, 2010, we were party to various consolidated interest rate hedge agreements for a total of $219.3 million, with maturities over various terms ranging from 2011 through 2017. Including the effects of these hedge agreements, our fixed and variable rate debt would have been $496.9 million (81%) and $113.5 million (19%), respectively, of our total consolidated indebtedness at December 31, 2010.  Including our $18.3 million share of unconsolidated variable rate debt and the effect of related hedge agreements, our fixed and variable rate debt is 79% and 21%, respectively, of the total of consolidated and our share of unconsolidated indebtedness at December 31, 2010.

Our future earnings, cash flows and fair values related to financial instruments are dependent upon prevalent market market rates of interest, primarily LIBOR.  LIBOR was at historically low levels during 2010.  Based on the amount of our fixed rate debt at December 31, 2010, a 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of approximately $10.4 million. A 100 basis point increase in interest rates on our variable rate debt as of December 31, 2010 would decrease our annual cash flow by approximately $1.3 million.  Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

As a matter of policy, we do not utilize financial instruments for trading or speculative transactions.

Inflation

Most of our leases contain provisions designed to mitigate the adverse impact of inflation by requiring the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance to the extent we are able to recover such costs from our tenants. However, increased inflation could have a more pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents.  Also, inflation may adversely affect tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time, and limit our ability to recover all of our operating expenses.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited Kite Realty Group Trust and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kite Realty Group Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kite Realty Group Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kite Realty Group Trust and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and the related financial statement schedule listed in the index at Item 15(a) as of December 31, 2010 of Kite Realty Group Trust and subsidiaries and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

March 15, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics that applies to our principal executive officer and senior financial officers, which is available on our Internet website at: www.kiterealty.com. Any amendment to, or waiver from, a provision of this code of ethics will be posted on our Internet website.

The remaining information required by this Item is hereby incorporated by reference to the material appearing in our 2011 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end, under the captions “Proposal 1: Election of Trustees Nominees for Election for a One-Year Term Expiring at the 2011 Annual Meeting”, “Executive Officers”, “Information Regarding Governance and Board and Committee Meetings – Committee Charters and Corporate Governance”, “Information Regarding Corporate Governance and Board and Committee Meetings – Board Committees” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance”.

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

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE
John A. Kite
March 15, 2011	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ DANIEL R. SINK
Daniel R. Sink
March 15, 2011	Executive Vice President and Chief Financial Officer
(Date)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KITE	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	March 15, 2011
(John A. Kite)

/s/ WILLIAM E. BINDLEY	Trustee	March 15, 2011
(William E. Bindley)

/s/ RICHARD A. COSIER	Trustee	March 15, 2011
(Richard A. Cosier)

/s/ EUGENE GOLUB	Trustee	March 15, 2011
(Eugene Golub)

/s/ GERALD L. MOSS	Trustee	March 15, 2011
(Gerald L. Moss)

/s/ MICHAEL L. SMITH	Trustee	March 15, 2011
(Michael L. Smith)

/s/ DARELL E. ZINK, JR.	Trustee	March 15, 2011
(Darell E. Zink, Jr.)

/s/ DANIEL R. SINK	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2011
(Daniel R. Sink)

Kite Realty Group Trust

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audit also included the financial statement schedule listed in the index at item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kite Realty Group Trust and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kite Realty Group Trust and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

March 15, 2011

Kite Realty Group Trust
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets:
Investment properties, at cost:
Land	$228,707,073	$226,506,781
Land held for development	27,384,631	27,546,315
Buildings and improvements	780,038,034	736,027,845
Furniture, equipment and other	5,166,303	5,060,233
Construction in progress	158,636,747	176,689,227
	1,199,932,788	1,171,830,401
Less: accumulated depreciation	(152,083,936)	(127,031,144)
	1,047,848,852	1,044,799,257

Cash and cash equivalents	15,394,528	19,958,376
Tenant receivables, including accrued straight-line rent of $9,113,712 and $8,570,069, respectively, net of allowance for uncollectible accounts	18,204,215	18,537,031
Other receivables	5,484,277	9,326,475
Investments in unconsolidated entities, at equity	11,193,113	10,799,782
Escrow deposits	8,793,968	11,377,408
Deferred costs, net	24,207,046	23,703,901
Prepaid and other assets	1,656,746	2,183,214
Total Assets	$1,132,782,745	$1,140,685,444
Liabilities and Equity:
Mortgage and other indebtedness	$610,926,613	$658,294,513
Accounts payable and accrued expenses	32,362,917	32,799,351
Deferred revenue and other liabilities	15,399,002	19,835,438
Total Liabilities	658,688,532	710,929,302
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	44,115,028	47,307,115
Equity:
Kite Realty Group Trust Shareholders’ Equity
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 2,800,000 and no shares issued and outstanding at December 31, 2010 and 2009, respectively	70,000,000	—
Common Shares, $.01 par value, 200,000,000 shares authorized, 63,342,219 shares and 63,062,083 shares issued and outstanding at December 31, 2010 and 2009, respectively	633,422	630,621
Additional paid in capital	448,779,180	449,863,390
Accumulated other comprehensive loss	(2,900,100)	(5,802,406)
Accumulated deficit	(93,447,581)	(69,613,763)
Total Kite Realty Group Trust Shareholders’ Equity	423,064,921	375,077,842
Noncontrolling Interests	6,914,264	7,371,185
Total Equity	429,979,185	382,449,027
Total Liabilities and Equity	$1,132,782,745	$1,140,685,444

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
Revenue:
Minimum rent	$71,836,417	$71,612,415	$71,313,482
Tenant reimbursements	17,666,443	18,163,191	17,729,788
Other property related revenue	5,065,169	6,065,708	13,916,680
Construction and service fee revenue	6,848,073	19,450,789	39,103,151
Total revenue	101,416,102	115,292,103	142,063,101
Expenses:
Property operating	17,691,738	18,188,710	16,388,515
Real estate taxes	12,044,966	12,068,903	11,864,552
Cost of construction and services	6,142,042	17,192,267	33,788,008
General, administrative, and other	5,372,056	5,711,623	5,879,702
Depreciation and amortization	40,732,228	32,148,318	34,892,975
Total expenses	81,983,030	85,309,821	102,813,752
Operating income	19,433,072	29,982,282	39,249,349
Interest expense	(28,532,440)	(27,151,054)	(29,372,181)
Income tax (expense) benefit of taxable REIT subsidiary	(265,986)	22,293	(1,927,830)
(Loss) income from unconsolidated entities	(51,964)	226,041	842,425
Gain on sale of unconsolidated property	—	—	1,233,338
Non-cash gain from consolidation of subsidiary	—	1,634,876	—
Other income, net	231,178	224,927	157,955
(Loss) income from continuing operations	(9,186,140)	4,939,365	10,183,056
Discontinued operations:
Discontinued operations	—	(732,621)	330,482
Non-cash loss on impairment of discontinued operation	—	(5,384,747)	—
(Loss) gain on sale of operating properties	—	—	(2,689,888)
(Loss) income from discontinued operations	—	(6,117,368)	(2,359,406)
Consolidated net (loss) income	(9,186,140)	(1,178,003)	7,823,650
Net loss (income) attributable to noncontrolling interests	915,310	(603,763)	(1,730,524)
Net (loss)/income attributable to Kite Realty Group Trust	(8,270,830)	(1,781,766)	6,093,126
Dividends on preferred shares	(376,979)	—	—
Net (loss) income attributable to common shareholders	$(8,647,809)	$(1,781,766)	$6,093,126
(Loss) income per common share – basic:
Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.14)	$0.07	$0.26
(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	(0.10)	(0.06)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.14)	$(0.03)	$0.20
(Loss) income per common share - diluted:
Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.14)	$0.07	$0.26
(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	(0.10)	(0.06)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.14)	$(0.03)	$0.20

Weighted average Common Shares outstanding – basic	63,240,474	52,146,454	30,328,408

Weighted average Common Shares outstanding – diluted	63,240,474	52,146,454	30,340,449

Dividends declared per Common Share	$0.2400	$0.3325	$0.8200

Net (loss) income attributable to Kite Realty Group Trust common shareholders:
(Loss) income from continuing operations	$(8,647,809)	$3,515,875	$7,945,260
Discontinued operations	—	(5,297,641)	(1,852,134)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(8,647,809)	$(1,781,766)	$6,093,126

Consolidated net (loss) income	$(9,186,140)	$(1,178,003)	$7,823,650
Other comprehensive income (loss)	3,274,373	3,032,080	(6,443,839)
Comprehensive (loss) income	(5,911,767)	1,854,077	1,379,811
Comprehensive (income) loss attributable to noncontrolling interests	543,243	(1,699,095)	96,643
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(5,368,524)	$154,982	$1,476,454

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balances, December 31, 2007	—	$—	28,981,594	$289,816	$241,084,719	$(3,122,482)	$(31,442,156)	$206,809,897
Stock compensation activity	—	—	98,619	986	1,134,747	—	—	1,135,733
Proceeds of common share offering, net of costs	—	—	4,810,000	48,100	48,257,025	—	—	48,305,125
Proceeds from employee share purchase plan	—	—	5,197	52	29,956	—	—	30,008
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	—	—	(4,616,672)		(4,616,672)
Distributions declared	—	—	—	—	—	—	(25,927,029)	(25,927,029)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	6,093,126	6,093,126
Exchange of redeemable noncontrolling interest for common stock	—	—	285,769	2,858	632,140	—	—	634,998
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	52,493,008	—	—	52,493,008
Balances, December 31, 2008	—	$—	34,181,179	$341,812	$343,631,595	$(7,739,154)	$(51,276,059)	$284,958,194
Stock compensation activity	—	—	40,984	410	865,597	—	—	866,007
Proceeds of common share offering, net of costs	—	—	28,750,000	287,500	87,199,059	—	—	87,486,559
Proceeds from employee share purchase plan	—	—	15,939	159	51,012	—	—	51,171
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	—	—	1,936,748	—	1,936,748
Distributions declared	—	—	—	—	—	—	(16,555,938)	(16,555,938)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(1,781,766)	(1,781,766)
Exchange of redeemable noncontrolling interest for common stock	—	—	73,981	740	1,124,247	—	—	1,124,987
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	16,991,880	—	—	16,991,880
Balances, December 31, 2009	—	$—	63,062,083	$630,621	$449,863,390	$(5,802,406)	$(69,613,763)	$375,077,842
Stock compensation activity	—	—	150,825	1,508	763,369			764,877
Proceeds of preferred share offering, net	2,800,000	70,000,000			(2,517,500)			67,482,500
Proceeds from employee share purchase plan	—	—	9,311	93	39,301			39,394
Other comprehensive income attributable to Kite Realty Group Trust	—	—				2,902,306		2,902,306
Distributions declared to common shareholders	—						(15,186,009)	(15,186,009)
Distributions to preferred shareholders	—						(376,979)	(376,979)
Net loss attributable to Kite Realty Group Trust	—	—					(8,270,830)	(8,270,830)
Exchange of redeemable noncontrolling interest for common stock	—	—	120,000	1,200	1,558,800			1,560,000
Adjustments to redeemable noncontrolling interests – Operating Partnership	—	—			(928,180)			(928,180)
Balances, December 31, 2010	2,800,000	$70,000,000	63,342,219	$633,422	$448,779,180	$(2,900,100)	$(93,447,581)	$423,064,921

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
Cash flow from operating activities:
Consolidated net (loss) income	$(9,186,140)	$(1,178,003)	$7,823,650
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Non-cash loss on impairment of real estate asset	—	5,384,747	—
Non-cash gain from consolidation of subsidiary	—	(1,634,876)	—
Net loss (gain) on sale of operating property	—	—	2,689,888
Gain on sale of unconsolidated property	—	—	(1,233,338)
Loss (income) from unconsolidated entities	51,964	(226,041)	(842,425)
Straight-line rent	(547,063)	(1,591,209)	(1,040,456)
Depreciation and amortization	42,564,646	34,003,017	37,256,010
Provision for credit losses, net of recoveries	1,443,675	2,104,841	1,212,604
Compensation expense for equity awards	488,557	526,795	803,687
Amortization of debt fair value adjustment	(430,858)	(430,858)	(430,858)
Amortization of in-place lease liabilities	(2,822,305)	(3,120,359)	(2,769,256)
Distributions of income from unconsolidated entities	—	145,701	428,910
Changes in assets and liabilities:
Tenant receivables	(539,800)	(566,121)	(1,217,894)
Deferred costs and other assets	421,494	(2,309,437)	(6,095,991)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(1,178,564)	(10,116,910)	4,477,867
Net cash provided by operating activities	30,265,606	20,991,287	41,062,398
Cash flow from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(39,032,155)	(36,806,704)	(117,851,086)
Net proceeds from sales of operating properties	—	—	19,659,695
Change in construction payables	2,392,632	(5,036,410)	579,721
Cash receipts on notes receivable	—	—	729,167
Note receivable from joint venture partner	687,648	(1,375,298)	—
Contributions to unconsolidated entities	(445,295)	(12,044,052)	(818,472)
Cash from consolidation of subsidiary	—	247,969	—
Distributions of capital from unconsolidated entities	—	167,361	2,012,430
Net cash used in investing activities	(36,397,170)	(54,847,134)	(95,688,545)
Cash flow from financing activities:
Common share issuance proceeds, net of costs	39,394	87,537,730	48,335,133
Preferred share issuance proceeds, net of costs	67,482,500	—	—
Loan proceeds	58,726,952	93,536,599	249,453,785
Loan transaction costs	(989,943)	(981,163)	(1,882,360)
Loan payments	(105,663,994)	(112,472,694)	(218,194,446)
Distributions paid – common shareholders	(15,546,044)	(19,746,716)	(24,859,003)
Distributions paid – redeemable noncontrolling interests	(1,907,073)	(3,877,243)	(6,817,069)
Distributions to noncontrolling interests	(574,076)	(100,165)	(494,286)
Net cash provided by financing activities	1,567,716	43,896,348	45,541,754
(Decrease) increase in cash and cash equivalents	(4,563,848)	10,040,501	(9,084,393)
Cash and cash equivalents, beginning of year	19,958,376	9,917,875	19,002,268
Cash and cash equivalents, end of year	$15,394,528	$19,958,376	$9,917,875

Supplemental disclosures
Cash paid for interest, net of capitalized interest	$26,661,839	$25,830,213	$28,439,879
Cash paid for taxes	$298,493	$110,225	$2,601,000

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
December 31, 2010

Note 1. Organization

Kite Realty Group Trust (the “Company” or “REIT”) was organized in Maryland in 2004 to succeed the development, acquisition, construction and real estate businesses of Kite Property Group (the “Predecessor”).  The Predecessor was owned by Al Kite, John Kite and Paul Kite (the “Principals”) and certain executives and other family members and consisted of the properties, entities and interests contributed to the Company or its subsidiaries by its founders.  The Company began operations in 2004 when it completed its initial public offering of common shares and concurrently consummated certain other formation transactions.

The Company, through Kite Realty Group, L.P. (“the Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction management, redevelopment and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  The Company also provides real estate facilities management, construction management, development and other advisory services to third parties through its taxable REIT subsidiaries.

At December 31, 2010, the Company owned interests in 57 operating properties (consisting of 53 retail properties and four commercial operating properties) and six properties under development or redevelopment.  The Company also owned parcels in a future development pipeline which includes land parcels that are undergoing pre-development activities and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financings.  As of December 31, 2010, this future development pipeline consisted of five projects that are expected to contain approximately 2.5 million square feet of total gross leasable area (including non-owned anchor space) upon completion.  Finally, as of December 31, 2010, the Company also owned interests in other land parcels comprising 93 acres that are expected to be used for future expansion of existing properties, development of new retail or commercial properties.  We may elect to sell such land to third parties under certain circumstances. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

At December 31, 2009, the Company owned interests in 55 operating properties (consisting of 51 retail properties, four commercial operating properties), seven properties under development or redevelopment and 95 acres of land held for development.

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

Consolidation and Investments in Joint Ventures

The accompanying financial statements of the Company are presented on a consolidated basis and include all accounts of the Company, the Operating Partnership, the taxable REIT subsidiary of the Operating Partnership, subsidiaries of the Company or the Operating Partnership that are controlled and any variable interest entities (“VIEs”) in which the Company is the primary beneficiary.  In general, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, (b) does not have equity investors with voting rights or (c) has equity investors whose votes are disproportionate from their economics and substantially all of the activities are conducted on behalf of the investor with disproportionately fewer voting rights.  The Company consolidates properties that are wholly owned as well as properties it controls but in which it owns less than a 100% interest.  Control of a property is demonstrated by, among other factors:

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

As of December 31, 2010, the Company had investments in seven joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $86.6 million which is secured by assets of the VIEs totaling $177.4 million.  The Operating Partnership guarantees the debt of these VIEs.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

The Company considers all relationships between itself and the VIE, including development agreements, management agreements and other contractual arrangements, in determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance. The Company also continuously reassesses primary beneficiary status.  Other than with regard to The Centre, as described below, there were no changes during the years ended December 31, 2010, 2009 or 2008 to the Company’s conclusions regarding whether an entity qualifies as a VIE or whether the Company is the primary beneficiary of any previously identified VIE.

The Company reviews its investments in unconsolidated entities for impairment.  When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows.  If it determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at fair value.  The use of projected future cash flows and other estimates of fair value and the determination of when a loss is other than temporary are complex and subjective.  Use of other estimates and assumptions may results in different conclusions.  Changes in economic and operating conditions that occur subsequent to the Company’s review could impact these assumptions and result in future impairment charges of the equity investments.

The Centre

The Centre is a retail operating property located in Carmel, Indiana.  In 2009, the third-party loan secured by the assets of The Centre, a previously unconsolidated operating property in which the Company owned a 60% interest, matured.  In order to pay off this loan, the Company made a capital contribution of $2.1 million and simultaneously extended a loan of $1.4 million to the partnership. The Company’s extension of a loan to the partnership caused the Company to reevaluate whether The Centre qualifies as a VIE and whether the Company is its primary beneficiary.  The analysis concluded that The Centre qualified as a VIE and the Company was its primary beneficiary.  As a result, the financial statements of The Centre were consolidated as of September 30, 2009, the assets and liabilities were recorded at fair value, and a non-cash gain of $1.6 million was recorded, of which the Company’s share was $1.0 million.  The fair values recognized from the real estate and related assets acquired were primarily determined using the income approach.  The most significant assumptions in the fair value estimates were the discount rates, market leasing rates, and exit capitalization rates using Level 2 and Level 3 inputs.

In February 2011, the Company acquired the remaining 40% interest in The Centre from its joint venture partners for $2.3 million and assumed all leasing and management responsibilities.

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

The Company also considers whether a portion of the purchase price should be allocated to in-place leases that have a related customer relationship intangible value.  Characteristics the Company considers in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, among other factors.  To date, a tenant relationship has not been developed that is considered to have a current intangible value.

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

Impairment

Management reviews both operational and development properties, land parcels and intangible assets within the real estate operation and development segment for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable.  The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment.  Impairment losses for investment properties are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets.  Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset.

In the third quarter of 2009, as part of its regular quarterly review, the Company determined that it was appropriate to write off the net book value on the Galleria Plaza operating property in Dallas, Texas and recognize a non-cash impairment charge of $5.4 million.

Held for Sale and Discontinued Operations

Operating properties held for sale include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year among other factors.  Operating properties are carried at the lower of cost or fair value less costs to sell.  Depreciation and amortization are suspended during the period during which the asset is held-for-sale.  There were no assets classified as held for sale as of December 31, 2010 or 2009.

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

Escrow Deposits

Escrow deposits consist of cash held for real estate taxes, property maintenance, insurance and other requirements at specific properties as required by lending institutions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.  As of December 31, 2010, the majority of the Company’s cash and cash equivalents were held in deposit accounts that are 100% insured by the federal government’s Temporary Liquidity Guarantee Program.  From time to time, such investments may temporarily be held in accounts that are not insured under this program and which are in excess of FDIC and SIPC insurance limits; however the Company attempts to limit its exposure at any one time.

The Company maintains certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Fair Value Measurements

Cash and cash equivalents, accounts receivable, escrows and deposits, and other working capital balances approximate fair value.

As discussed below under “Derivative Financial Instruments,” the Company accounts for its derivative financial instruments at fair value calculated in accordance with Topic 820—“Fair Value Measurements and Disclosures” in the ASC.  Fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  The fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs for identical instruments that are classified within Level 1 and observable inputs for similar instruments that are classified within Level 2) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3).  As further discussed in Note 10, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are estimated and recognized as revenues in the period the applicable expense is incurred.

Gains from sales of real estate are not recognized unless a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the Company has transferred to the buyer the usual risks and rewards of ownership, and the Company does not have a substantial continuing financial involvement in the property.  As part of the Company’s ongoing business strategy, it will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Net gains realized on such sales were $2.6 million, $2.9 million, and $10.0 million for the years ended December 31, 2010, 2009, and 2008, respectively, and are classified as other property related revenue in the accompanying consolidated statements of operations.

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

From time to time, the Company will construct and sell build-to-suit merchant assets to third parties.  Proceeds from the sale of build-to-suit merchant assets are included in construction and service fee revenue, and the related costs of the sale of these assets are included in cost of construction and services in the accompanying consolidated financial statements.   There were no proceeds from the sale of build-to-suit assets or associated construction costs for the years ended December 31, 2010 and 2009.  Revenue from such sales was $10.6 million for the year ended December 31, 2008, and the associated construction costs were $9.4 million.

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

	2010	2009	2008
Balance, beginning of year	$1,913,584	$808,024	$745,479
Provision for credit losses, net of recoveries	1,443,675	2,104,841	1,212,604
Accounts written off	(1,727,376)	(999,281)	(1,150,059)
Balance, end of year	$1,629,883	$1,913,584	$808,024

Other Receivables

Other receivables consist primarily of receivables due in the ordinary course of the Company’s construction and advisory services business.

Concentration of Credit Risk

The Company may be subject to concentrations of credit risk with regards to its cash and cash equivalents.  The Company places its cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  In addition, the Company’s accounts receivable from and leases with tenants potentially subjects it to a concentration of credit risk related to its accounts receivable and revenue.  At December 31, 2010, 44%, 16% and 11% of total billed receivable were due from tenants leasing space in the states of Indiana, Florida, and Texas, respectively.  For the year ended December 31, 2010, 39%, 24% and 15% of the Company’s revenue recognized was from tenants leasing space in the states of Indiana, Florida, and Texas, respectively.

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged for either cash or common shares, at our option, under certain circumstances, and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net loss for the years ended December 31, 2010 and 2009, the potentially dilutive securities were not dilutive for these periods.  For the year ended December 31, 2008, 12,041 outstanding deferred share units had a potentially dilutive effect.

For each of the years ended December 31, 2010, 2009 and 2008, 1.7 million, 1.4 million, and 1.4 million of the Company’s outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive.

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

Income Taxes and REIT Compliance

The Company, which is considered a corporation for federal income tax purposes, qualifies as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders and meets certain other requirements on a recurring basis.  REITs are subject to a number of organizational and operational requirements.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates.  The Company may also be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income even if it does qualify as a REIT.  For example, the Company will be subject to income tax to the extent it distributes less than 90% of its REIT taxable income (including capital gains).

The Company has elected taxable REIT subsidiary (“TRS”) status for some of its subsidiaries as permitted by the Code.  This enables the Company to receive income and provide services that would otherwise be impermissible for REITs.  Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Income tax provision for the years ended December 31, 2010 and 2008 was $266,000 and $1.9 million, respectively.  Income tax provision for the year ended December 31, 2008 included $1.2 million incurred in connection with the Company’s taxable REIT subsidiary’s sale of land in the first quarter of 2008 as well as $0.5 million incurred in connection with the taxable REIT subsidiary’s sale of Spring Mill Medical, Phase II, a consolidated joint venture property that owned a build-to-suit commercial asset.  For the year ended December 31, 2009, there was an insignificant income tax benefit recorded.

Franchise and other taxes were not significant in any of the periods presented.

Noncontrolling Interests

The Company reports its noncontrolling interest in a subsidiary as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest is identified in the consolidated financial statements.

The noncontrolling interests in the properties for the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
Noncontrolling interests balance January 1	$7,371,185	$4,416,533	$4,731,211
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	117,155	879,463	61,707
Distributions to noncontrolling interests	(574,076)	(100,165)	(398,899)
Recognition of noncontrolling interests upon consolidation of subsidiary and other	—	2,175,354	22,514
Noncontrolling interests balance at December 31	$6,914,264	$7,371,185	$4,416,533

The Company classifies redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because the Company may be required to pay cash to unitholders upon redemption of their interests in the limited partnership under certain circumstances.

The redeemable noncontrolling interests in the Operating Partnership for the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
Redeemable noncontrolling interests balance January 1	$47,307,115	$67,276,904	$127,325,047
Net (loss) income allocable to redeemable noncontrolling interests	(1,032,465)	(275,700)	1,668,817
Accrued distributions to redeemable noncontrolling interests	(1,899,839)	(2,672,554)	(6,761,787)
Other comprehensive loss allocable to redeemable noncontrolling interests 1	372,037	1,095,332	(1,827,167)
Exchange of redeemable noncontrolling interest for common stock	(1,560,000)	(1,124,987)	(634,998)
Adjustment to redeemable noncontrolling interests - Operating Partnership2	928,180	(16,991,880)	(52,493,008)
Redeemable noncontrolling interests balance at December 31	$44,115,028	$47,307,115	$67,276,904

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 11).

2	Includes adjustments to reflect amounts at the greater of historical book value or redemption value.

The following sets forth accumulated other comprehensive loss allocable to noncontrolling interests for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Accumulated comprehensive loss balance at January 1	$(731,835)	$(1,827,167)	$—
Other comprehensive income (loss) allocable to noncontrolling interests 1	372,037	1,095,332	(1,827,167)
Accumulated comprehensive loss balance at December 31	$(359,798)	$(731,835)	$(1,827,167)
____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 11).

The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid in capital.  As of December 31, 2010, 2009 and 2008, the historic book value of the redeemable noncontrolling interests exceeded the redemption value, so no adjustment was necessary.

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the redeemable noncontrolling weighted average interests in the Operating Partnership for the years ended December 31, 2010, 2009, and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
Company’s weighted average diluted interest in Operating Partnership	88.9%	86.6%	78.5%
Redeemable noncontrolling weighted average diluted interests in Operating Partnership	11.1%	13.4%	21.5%

The Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership at December 31, 2010 and 2009 were as follows:

	Balance at December 31,
	2010	2009
Company’s interest in Operating Partnership	89.0%	88.8%
Redeemable noncontrolling interests in Operating Partnership	11.0%	11.2%

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

The total share-based compensation expense, net of amounts capitalized, included in general and administrative expenses for the years ended December 31, 2010, 2009, and 2008 was $0.7 million, $0.5 million, and $0.8 million, respectively.  Total share-based compensation cost capitalized for the years ended December 31, 2010, 2009, and 2008 was $0.3 million, $0.3 million, and $0.3 million, respectively, related to development and leasing activities.

As of December 31, 2010, there were 730,669 shares available for grant under the 2004 Equity Incentive Plan.

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

The following summarizes the weighted average assumptions used for grants in fiscal periods 2010, 2009, and 2008:

	2010	2009	2008
Expected dividend yield	10.00%	10.00%	5.00%
Expected term of option	8 years	6 years	8 years
Risk-free interest rate	3.00%	1.96%	3.40%
Expected share price volatility	52.71%	55.51%	21.74%

A summary of option activity under the Plan as of December 31, 2010, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2010	1,676,260	$10.06
Granted	161,500	4.21
Exercised	(6,000)	2.64
Forfeited	(89,900)	11.34
Outstanding at December 31, 2010	1,741,860	$9.49
Exercisable at December 31, 2010	1,072,799	$11.45
Exercisable at December 31, 2009	863,684	13.08

The fair value on the respective grant dates of the 161,500, 526,730, and 523,173 options granted during the periods ended December 31, 2010, 2009, and 2008 was $0.65, $0.55, and $1.43 per option, respectively.

The aggregate intrinsic value of the 6,000 options exercised during the year ended December 31, 2010 was $6,180.  No options were exercised during the years ended December 31, 2009 and 2008.

The aggregate intrinsic value and weighted average remaining contractual term of the outstanding and exercisable options at December 31, 2010 were as follows:

	Options	Aggregative Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2010	1,741,860	$1,268,171	6.36
Exercisable at December 31, 2010	1,072,799	394,738	5.33

As of December 31, 2010, there was $0.6 million of total unrecognized compensation cost related to outstanding unvested share option awards, which is expected to be recognized over a weighted-average period of 1.45 years.  We expect to incur $0.2 million of this expense in fiscal year 2011, $0.2 million in fiscal year 2012, $0.1 million in fiscal year 2013, and the remainder in 2014.

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

The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2010 and changes during the year then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding at January 1, 2010	91,568	$10.02
Shares granted	136,324	4.20
Shares forfeited	(931)	12.80
Shares vested	(49,884)	10.24
Restricted shares outstanding at December 31, 2010	177,077	$5.58

During the years ended December 31, 2010, 2009 and 2008, the Company granted 136,324, 31,692 and 99,126 restricted shares to employees and non-employee members of the Board of Trustees with weighted average grant date fair values of $4.20, $2.84 and $12.74, respectively.  The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was $0.2 million, $0.2 million, and $0.5 million.

As of December 31, 2010, there was $0.6 million of total unrecognized compensation cost related to restricted shares granted under the Plan, which is expected to be recognized over a weighted-average period of 1.1 years.  We expect to incur $0.3 million of this expense in fiscal year 2011, $0.2 million in fiscal year 2012, and the remainder in fiscal year 2013.

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

During the years ended December 31, 2010, 2009, and 2008, three trustees elected to receive at least a portion of their compensation in deferred share units and an aggregate of 32,639, 42,739, and 11,270 deferred share units, respectively, including dividends that were reinvested for additional share units, were credited to those non-employee trustees based on a weighted-average grant date fair value of $4.55, $3.42, and $9.28, respectively.  During each of the years ended December 31, 2010, 2009, and 2008, the Company incurred $0.2 million of expense related to deferred share units credited to non-employee trustees.

Other Equity Grants

During the years ended 2010, 2009, and 2008, the Company issued 8,631, 10,968, and 3,006 unrestricted common shares, respectively, with weighted average grant date fair values of $4.34, $3.42, and $12.47 per share, respectively, to non-employee members of our Board of Trustees in lieu of 50% of their annual retainer compensation.

 Note 4. Deferred Costs

Deferred costs consist primarily of financing fees incurred to obtain long-term financing, acquired lease intangible assets, and broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At December 31, 2010 and 2009, deferred costs consisted of the following:

	2010	2009
Deferred financing costs	$7,325,325	$7,705,679
Acquired lease intangible assets	5,404,889	5,830,089
Deferred leasing costs and other	27,446,067	23,643,156
	40,176,281	37,178,924
Less—accumulated amortization	(15,969,235)	(13,475,023)
Total	$24,207,046	$23,703,901

The estimated aggregate amortization amounts from net unamortized acquired lease intangible assets for each of the next five years and thereafter are as follows:

2011	$485,025
2012	405,503
2013	333,560
2014	284,014
2015	182,070
Thereafter	517,134
Total	$2,207,306

The accompanying consolidated statements of operations include amortization expense as follows:

	For the year ended December 31,
	2010	2009	2008
Amortization of deferred financing costs	$1,832,418	$1,602,161	$1,272,333
Amortization of deferred leasing costs, lease intangibles and other	$4,473,346	$4,108,855	$4,293,540

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

At December 31, 2010 and 2009, deferred revenue and other liabilities consisted of the following:

	2010	2009
Unamortized in-place lease liabilities	$9,867,906	$12,690,211
Construction billings in excess of cost	1,504,757	2,561,073
Construction retainages payable	1,378,808	2,018,288
Tenant rents received in advance	2,647,531	2,565,866
Total	$15,399,002	$19,835,438

The estimated aggregate amortization of acquired lease intangibles (unamortized fair value of in-place lease liabilities) for each of the next five years and thereafter is as follows:

2011	$2,190,818
2012	1,668,936
2013	1,566,791
2014	1,208,390
2015	795,972
Thereafter	2,436,999
Total	$9,867,906

Note 6. Investments in Unconsolidated Joint Ventures

The Centre is a retail operating property in which the Company owned a 60% equity interest through December 31, 2010.   During the first nine months of 2009, this entity was unconsolidated.  In 2009, the Company made a capital contribution of $2.1 million and simultaneously extended a loan of $1.4 million to the partnership in order to pay off a third party loan secured by the assets of The Centre. The Company’s extension of a loan to the partnership caused the Company to conclude that The Centre qualified as a VIE and the Company was its primary beneficiary.  As a result, the financial statements of The Centre were consolidated as of September 30, 2009, the assets and liabilities were recorded at fair value, and a non-cash gain of $1.6 million was recorded, of which the Company’s share was $1.0 million.  In the summarized financial information below, the 2009 income reflects the first nine months of activity from The Centre.  As discussed in Note 20, subsequent to year-end, the Company acquired the remaining 40% interest and assumed all leasing and management responsibilities.

During the second quarter of 2010, a limited service hotel at the Eddy Street Commons property, in which the Company holds a 50% noncontrolling interest, commenced operations.

In addition, as of December 31, 2010, the Company owned a non-controlling interest in one development land parcel (Parkside Town Commons), which was also accounted for under the equity method.  The Company has determined that Parkside Town Commons is a VIE and that the Company is not the primary beneficiary.  The Company’s investment in Parkside Town Commons was $10.9 million and $10.4 million as of December 31, 2010 and 2009, respectively. Parkside Town Commons is owned through an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”).  The Venture was established to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States.  In 2006, the Company contributed 100 acres of development land located in Cary, North Carolina to the Venture at its cost of $38.5 million, including the Venture’s assumption of $35.6 million of variable rate debt.  In 2007, the Venture purchased 17 acres of additional land in Cary, North Carolina for a purchase price of $3.4 million, including assignment costs, which was funded through draws from the Venture's variable rate construction loan.  The Venture is in the process of developing this land, along with the adjacent 100 acres contributed in 2006, into an approximately 1.5 million total square foot mixed-use shopping center.  As of December 31, 2010, the Company owned a 40% interest in the Venture which, under the terms of the Venture, will be reduced to 20% upon project specific construction financing.

In December 2008, the Company’s 50% owned unconsolidated joint venture sold Spring Mill Medical, Phase I.  This property is located in Indianapolis, Indiana and was sold for $17.5 million, resulting in a gain on the sale of $3.5 million, of which the Company’s share was $1.2 million, net of the Company’s excess investment.  Net proceeds of $14.4 million from the sale of this property were utilized to purchase securities which were used to defease the related mortgage loan.  In connection with this defeasance the joint venture incurred $2.7 million of expense, which is reflected as a reduction to the gain on sale of the property.  Prior to the Company’s sale of its interest in this property, the joint venture sold a parcel of land for net proceeds of $1.1 million, of which the Company’s share was $0.6 million.

Combined summary financial information of entities accounted for using the equity method of accounting and a summary of the Company’s investment in and share of income from these entities follows:

	December 31, 2010	December 31, 2009
Assets:
Investment properties at cost:
Building and improvements	$9,438,204	$—
Construction in progress	60,852,416	62,204,124
	70,290,620	62,204,124
Less: Accumulated depreciation	(388,260)	—
Investment properties, at cost, net	69,902,360	62,204,124
Cash and cash equivalents	1,146,354	540,264
Escrow deposits	600,000	600,000
Deferred costs and other assets	265,248	243,236
Total assets	$71,913,962	$63,587,624
Liabilities and Owners’ Equity:
Mortgage and other indebtedness	$43,287,141	$35,836,186
Accounts payable and accrued expenses	839,607	980,677
Total liabilities	44,126,748	38,816,863
Owners’ equity	27,787,214	26,770,761
Total liabilities and Owners’ equity	$71,913,962	$63,587,624
Company share of total assets	$29,789,769	$25,729,647
Company investment in joint ventures	$11,193,113	$10,799,782
Company share of mortgage and other indebtedness	$18,256,271	$14,530,793

	Year ended December 31,
	2010	2009	2008
Revenue:
Minimum rent	$—	$691,739	$965,498
Tenant reimbursements	—	256,426	297,653
Other property related revenue	2,002,761	20,916	—
Total revenue	2,002,761	969,081	1,263,151
Expenses:
Property operating	1,459,059	195,656	237,892
Real estate taxes	70,000	142,198	143,438
Depreciation and amortization	388,262	102,626	130,162
Total expenses	1,917,321	440,480	511,492
Operating income	85,440	528,601	751,659
Interest expense	(189,368)	(179,177)	(261,044)
Other income	—	32,090	—
(Loss) income from continuing operations	(103,928)	381,514	490,615
Discontinued operations:
Operating income from discontinued operations	—	147,402	1,352,237
Gain on sale of operating property	—	—	3,544,524
Income from discontinued operations	—	147,402	4,896,761
Net (loss) income	(103,928)	528,916	5,387,376
Third-party investors’ share of net (loss) income	51,964	(226,306)	(2,644,627)
Company share of net (loss) income	51,964	302,610	2,742,749
Amortization of excess investment	—	(96,047)	(128,042)
Interest on intercompany indebtedness	—	19,478	—
Excess investment in sale of discontinued operations	—	—	(538,944)
(Loss) income from unconsolidated entities and gain on sale of unconsolidated property	$(51,964)	$226,041	$2,075,763

 “Excess investment” represented the unamortized difference of the Company’s investment over its share of the equity in the underlying net assets of the joint ventures acquired.  The Company amortized the excess investment over the life of the related property of no more than 35 years and the amortization is included in equity in earnings from unconsolidated entities.  The excess investment related to The Centre and was eliminated upon the September 30, 2009 consolidation of this property.  The Company periodically reviews its ability to recover the carrying values of its investments in joint venture properties.  If the Company were to determine that any portion of its investment is not recoverable, the Company would record an adjustment to write off the unrecoverable amounts.

As of December 31, 2010, the Company’s share of unconsolidated joint venture indebtedness was $18.3 million, $13.5 million of which was related to the Parkside Town Commons development.  The remaining $4.8 million represents the Company’s share of the $9.4 million drawn on the Eddy Street Commons limited service hotel construction loan.  The loan, obtained in 2009, has a total commitment of $10.9 million, bears interest at the greater of LIBOR + 315 basis points or 4.00% and matures in August 2014.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of December 31, 2010, the Operating Partnership had guaranteed its share of unconsolidated joint venture debt of $13.5 million in the event the joint venture partnership defaults under the terms of the underlying arrangement, all of which was related to the Parkside Town Commons development.  Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

Note 7. Development and Redevelopment Activities

During the second quarter of 2010, the Company completed plans for its redevelopment projects at Rivers Edge and Coral Springs Plaza.  As part of finalizing its plans, the Company reduced the estimated useful lives of certain assets that are scheduled to be or have been demolished.  As a result of this change in estimate, a total of $5.8 million of additional depreciation was recognized in 2010.

2010 Development Activities

Cobblestone Plaza

The Company has partially completed the construction of Cobblestone Plaza, a neighborhood shopping center located in Ft. Lauderdale, Florida.  This project is owned through a consolidated joint venture in which we hold a 50% interest and was added to the development pipeline in 2006.  The Company has contributed all of the current equity capital and is required to make all future equity contributions.  The Company currently anticipates the total cost of this project (including the joint venture partner’s share) will be approximately $52.0 million, of which $48.1 million had been incurred as of December 31, 2010.

Eddy Street Commons, Phase I

In 2010, the Company substantially completed the construction of the retail and office components of Eddy Street Commons, Phase I, located in South Bend, Indiana that includes a non-owned multi-family component.   The Company currently anticipates its total investment in this project, which is owned 100%, will be approximately $35.0 million, of which $34.6 million had been incurred as of December 31, 2010.

2010 Redevelopment Activities

Rivers Edge

The Company is in the process of redeveloping its wholly-owned Rivers Edge property in Indianapolis, Indiana. This property was acquired in 2008 with the intent to redevelop the property.  The Company secured Nordstrom Rack, the Container Store, Buy Buy Baby, Arhaus Furniture and BGI Fitness as anchors for this property.  The renovations to accommodate these new tenants began in the third quarter of 2010 with expected delivery in the first half of 2011.  The Company currently estimates the cost of this redevelopment to be approximately $21.5 million, of which $2.9 million had been incurred as of December 31, 2010.  The Company recognized $4.8 million of additional depreciation related to this property in the 2nd and 3rd quarters of 2010.

Bolton Plaza

The Company is in the process of redeveloping its wholly-owned Bolton Plaza Shopping Center in Jacksonville, Florida.  In 2009, a new anchor executed a lease for approximately half of the anchor tenant space and opened its store in the second half of 2010.  The Company currently anticipates its total investment in the redevelopment at Bolton Plaza will be approximately $5.7 million, of which $1.5 million had been incurred as of December 31, 2010.

Courthouse Shadows

The Company is in the process of redeveloping its wholly-owned Courthouse Shadows Shopping Center in Naples, Florida. The Company intends to modify the existing façade and pylon signage and upgrade the landscaping and lighting.  In 2009, an anchor tenant purchased the lease of the former anchor tenant and made certain improvements to the space.  The Company currently anticipates its total investment in the redevelopment at Courthouse Shadows will be approximately $2.5 million, of which $0.4 million had been incurred as of December 31, 2010.

Four Corner Square

The Company is currently redeveloping its wholly-owned Four Corner Square Shopping Center in Seattle, Washington.  In addition to the existing center, the Company also owns approximately ten acres of adjacent land in the future development pipeline which is expected to be utilized in the redevelopment.  The Company anticipates the majority of the existing center will remain open during the redevelopment.  The Company currently anticipates its total investment in the redevelopment at Four Corner Square will be approximately $0.5 million, of which $0.1 million had been incurred as of December 31, 2010.

Note 8. Discontinued Operations

In 2009, the Company conveyed the title to its Galleria Plaza operating property in Dallas, Texas to the ground lessor upon determining there was no value to the improvements and intangibles related to the property and recognized a non-cash impairment charge of $5.4 million to write off its net book value.  The operating results related to this property were reclassified to discontinued operations for each of the fiscal years presented.

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

The results of the discontinued operations related to these properties were comprised of the following for the years ended December 31, 2009 and 2008:

	Year ended December 31,
	2009	2008
Rental income	$554,934	$3,202,193
Expenses:
Property operations	802,500	1,185,704
Real estate taxes and other	193,639	595,374
Depreciation and amortization	256,172	1,090,702
Non-cash loss on impairment of discontinued operation	5,384,747	—
Total expenses	6,637,058	2,871,780
Operating (loss) income	(6,082,124)	330,413
Interest expense and other income, net	(35,244)	69
(Loss) income from discontinued operations	(6,117,368)	330,482
Loss on sale of operating property	—	(2,689,888)
Total loss from discontinued operations	$(6,117,368)	$(2,359,406)

Loss from discontinued operations attributable to Kite Realty Group Trust common shareholders	$(5,297,641)	$(1,852,134)
Loss from discontinued operations attributable to noncontrolling interests	(819,727)	(507,272)
Total loss from discontinued operations	$(6,117,368)	$(2,359,406)

Note 9. Mortgage Loans and Other Indebtedness

Mortgage and other indebtedness consist of the following at December 31, 2010 and 2009:

	Balance at December 31,
Description	2010	2009
Unsecured Revolving Credit Facility1
Matures February 2012; maximum borrowing level of $175.8 million and $150.2 million available at December 31, 2010 and 2009, respectively; interest at LIBOR + 1.25%5 (1.51%) at December 31, 2010 and interest at LIBOR + 1.25% (1.48%) at December 31, 2009	$122,300,000	$77,800,000
Unsecured Term Loan2
Retired December 2010 and bore interest at LIBOR + 2.65% (2.88%) at December 31, 2009	—	55,000,000
Notes Payable Secured by Properties under Construction—Variable Rate
Generally due in monthly installments of interest; maturing at various dates through 2016; interest at LIBOR+1.85%-3.50%, ranging from 2.56% to 5.25%3,4 at December 31, 2010 and interest at LIBOR+1.85%-3.00%, ranging from 2.13% to 5.00%3 at December 31, 2009	88,424,770	77,143,865
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2022; interest rates ranging from 5.16% to 7.65% at both December 31, 2010 and 2009, respectively	277,560,128	300,893,193
Mortgage Notes Payable—Variable Rate2
Due in monthly installments of principal and interest; maturing at various dates through 2017; interest at LIBOR + 1.25%-3.50%, ranging from 1.51% to 3.76% at December 31, 2010 and interest at LIBOR + 1.25%-3.50%, ranging from 1.48% to 3.73% at December 31, 2009	122,094,803	146,479,685
Net premium on acquired indebtedness	546,912	977,770
Total mortgage and other indebtedness	$610,926,613	$658,294,513

____________________
1	The Company entered into two cash flow hedge agreements that fix interest on portions of its unsecured revolving credit facility. These hedges expire in February 2011.

2
The Company entered into a cash flow hedge for $55 million of outstanding variable rate debt that fixed the LIBOR rate at 3.27%, which the Company initially associated with the variable-rate term loan.  After repayment of the term loan, the hedge is associated with other variable-rate mortgage notes.  This hedge expires in July 2011.

3	The Bridgewater Marketplace construction loan has a LIBOR floor of 3.15%.

4	The South Elgin Commons construction loan has a LIBOR floor of 2.00%.

5	The rate on the Company’s unsecured revolving credit facility varied at certain parts of the year due to provisions in the agreement.

The one month LIBOR interest rate was 0.26% and 0.23% as of December 31, 2010 and 2009, respectively.

For the year ended December 31, 2010, the Company had loan borrowing proceeds of $58.7 million and loan repayments of $105.7 million.  The major components of this activity are as follows:

•	Draws of $6.1 million were made on the variable rate construction loan at the Eddy Street Commons development project;

•	The Company made scheduled paydowns totaling $4.7 million on the Delray Marketplace construction loan. After the paydowns, the total loan commitment as of December 31, 2010 was $4.7 million;

•	Upon release of funds from escrow, the Company made a paydown of $2.1 million on the Traders Point fixed rate loan;

•	The Company made a paydown of $0.9 million on the Glendale Town Center variable rate loan;

•	The Company made a paydown of $5.1 million on the Bayport Commons variable rate loan and received release of outlot parcels;

•	The Company made a paydown of $1.8 million on the Tarpon Springs Plaza variable rate loan utilizing proceeds from the sale of an outlot;

•
The maturity date of the construction loan on the South Elgin Commons property was extended to September 2013 at an interest rate of LIBOR + 325 basis points.  The Company funded a $1.6 million paydown with cash and borrowings on the unsecured revolving credit facility;

•
The variable rate loan on the Rivers Edge property was converted to a construction loan for the redevelopment of the asset.  The interest rate on the loan is LIBOR + 325 basis points until January 2013 when it converts to LIBOR + 300 basis points.  The maturity date of the loan is January 2016.  The Company funded a $0.6 million paydown with cash;

•
The maturity date of the construction loan on the Cobblestone Plaza property was extended to February 2013 at an interest rate of LIBOR + 350 basis points.  The Company funded a $2.9 million paydown with cash and borrowings on the unsecured revolving credit facility;

•	In December 2010, the $55 million Term Loan was repaid in full utilizing proceeds from the Company’s Series A perpetual preferred share offering.

•
The $18.3 million fixed rate mortgage loan on the International Speedway Square property was retired prior to its March 2011 maturity utilizing proceeds from the Series A perpetual preferred share offering and a draw under the Company’s revolving credit facility.  The Company intends to secure long term financing for this asset in the first half of 2011;

•
In addition to the preceding activity, during the year ended December 31, 2010, the Company used proceeds from its unsecured revolving credit facility and other borrowings (exclusive of repayments) totaling $36.6 million for development, redevelopment, and general working capital purposes; and

•	The Company made scheduled principal payments totaling $4.8 million.

Unsecured Revolving Credit Facility

The Operating Partnership is a party to an amended and restated four-year $200 million unsecured revolving credit facility (the “unsecured facility”) along with a group of financial institutions led by Key Bank National Association, as agent.  The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility.  The unsecured facility has a maturity date of February 20, 2012 after taking into account a one year extension option that was exercised in the fourth quarter of 2010.  Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR + 115 to 135 basis points, depending on the Company’s leverage ratio.  The unsecured facility has a commitment fee ranging from 0.125% to 0.20% applicable to the average daily unused amount.  Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $400 million if there are sufficient unencumbered assets to support the additional borrowings.  The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate.  Borrowings under the short-term line may not be outstanding for more than five days.

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of December 31, 2010, the Company had 51 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 47 were wholly owned and four of which were owned through joint ventures.  The major unencumbered assets include: Boulevard Crossing, Broadstone Station, Coral Springs Plaza, Courthouse Shadows, Four Corner Square, Hamilton Crossing Centre, International Speedway Square King's Lake Square, Market Street Village, Naperville Marketplace, PEN Products, Publix at Acworth, Red Bank Commons, Shops at Eagle Creek, Traders Point II, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes Village.  As of December 31, 2010, the total amount available for borrowing under the unsecured credit facility was $46.3 million.

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

The Company was in compliance with all applicable covenants under the unsecured facility as of December 31, 2010.

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

Unsecured Term Loan

The Operating Partnership had a $55 million unsecured term loan agreement (the “Term Loan”) that was originally scheduled to mature on July 15, 2011 and bore interest at LIBOR + 265 basis points.  In connection with obtaining the Term Loan, the Company entered into a cash flow hedge for $55 million, which the Company initially associated with the variable rate Term Loan and effectively fixed the interest rate at 5.92%. In December 2010, the Term Loan was retired utilizing a portion of the proceeds from the Company’s Series A Cumulative Redeemable Perpetual Preferred Share Offering.

Mortgage and Construction Loans

Mortgage and construction loans are secured by certain real estate, are generally due in monthly installments of interest and principal and mature over various terms through 2022.

The following table presents maturities of mortgage debt, corporate debt, and construction loans as of December 31, 2010:

Year	Amount
2011	$81,565,647
2012	191,470,222
2013	75,308,320
2014	35,188,821
2015	41,841,534
Thereafter	185,005,157
$610,379,701
Unamortized Premiums	546,912
Total	$610,926,613

See Note 20 for refinancing activity subsequent to December 31, 2010.

The amount of interest capitalized in 2010, 2009, and 2008 was $8.8 million, $8.9 million, and $10.1 million, respectively.

Fair Value of Fixed and Variable Rate Debt

As of December 31, 2010, the fair value of fixed rate debt was approximately $287.0 million compared to the book value of $277.6 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 3.76% to 5.91%.  As of December 31, 2010, the fair value of variable rate debt was approximately $320.8 million compared to the book value of $332.8 million. The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.42% to 5.25%.

As of December 31, 2009, the fair value of fixed rate debt was approximately $304.3 million compared to the book value of $300.9 million. The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 3.96% to 6.51%. As of December 31, 2009, the $356.4 million book value of variable rate debt approximates its fair value. The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.23% to 6.56%.

Note 10.  Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges.  The Company has agreements with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of December 31, 2010, the Company was party to various consolidated cash flow hedge agreements totaling $220 million, which effectively fix certain variable rate debt over various terms through 2017.  Utilizing a weighted average spread over LIBOR on all variable rate debt resulted in a weighted average interest rate of 5.76%.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of December 31, 2010 and 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

As discussed in Note 9, in connection with obtaining the Term Loan, the Company entered into a cash flow hedge for $55 million, which the Company initially associated with the variable rate Term Loan and effectively fixed the interest rate at 5.92%.  When the Term Loan was retired, the Company associated the cash flow hedge with other unhedged variable rate notes.  At that time, an immaterial amount was reclassified to interest expense, as a result of partial ineffectiveness.

The fair values of the Company’s interest rate hedge liabilities as of December 31, 2010 and 2009 were $3.8 million and $7.0 million, respectively, including accrued interest of $0.5 million for both periods, and is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

The Company currently expects an increase to interest expense of approximately $3.0 million as the hedged forecasted interest payments occur.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings during 2011.  During the years ended December 31, 2010, 2009 and 2008 $7.1 million, $6.4 million and $2.3 million, respectively, was reclassified as a reduction to earnings.

The Company’s share of net unrealized gains (losses) on its interest rate hedge agreements are the only components of its accumulated comprehensive income (loss).  The following sets forth comprehensive income allocable to the Company for the years ended December 31, 2010, 2009, and 2008:

	Year ended December 31,
	2010	2009	2008
Net (loss) income attributable to Kite Realty Group Trust	$(8,270,830)	$(1,781,766)	$6,093,126
Other comprehensive income (loss) allocable to Kite Realty Group Trust1	2,902,306	1,936,748	(4,616,672)
Comprehensive income attributable to Kite Realty Group Trust	$(5,368,524)	$154,982	$1,476,454

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 11. Lease Information

Tenant Leases

The Company receives rental income from the leasing of retail and commercial space under operating leases.  The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold.  The weighted average initial term of the lease agreements is approximately 16 years.  During the periods ended December 31, 2010, 2009, and 2008, the Company earned percentage rent of $0.3 million, $0.3 million, and $0.4 million, respectively.

As of December 31, 2010, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on sales volume, are as follows:

2011	$70,335,008
2012	66,003,882
2013	60,224,092
2014	54,067,741
2015	44,601,492
Thereafter	216,405,432
Total	$511,637,647

Lease Commitments

As of December 31, 2010, the Company was obligated under seven ground leases for approximately 35 acres of land with four landowners which require fixed annual rent.  The expiration dates of the initial terms of these ground leases range from 2012 to 2083.  These leases have five to ten year extension options ranging in total from 20 to 30 years.

During 2009 and 2008, the Company was also obligated under a ground lease for its Galleria Plaza operating property in Dallas, Texas.  The lease had been for 4.1 acres of land, required fixed annual rent of $594,000, and was scheduled to expire in 2027.  As previously discussed, during the third quarter of 2009, the Company recognized a non-cash impairment charge of $5.4 million to write off the property’s net book value.  In December 2009, the Company conveyed the title to Galleria Plaza to the ground lessor.  In connection with the transfer, the Company was released from the original ground lease and holds no future obligations related to this property.

Ground lease expense incurred by the Company on these operating leases (including Galleria Plaza) for the years ended December 31, 2010, 2009, and 2008 was $0.6 million, $1.1 million, and $1.0 million, respectively.

As further discussed in Note 15, the Company was obligated under a ground lease for one of its operating properties, Eddy Street Commons at the University of Notre Dame.  Beginning in June 2008, in accordance with the operating agreement in place, the Company began making ground lease payments to the University of Notre Dame for the land beneath the initial phase of the development.  This lease agreement is for a 75-year term at a fixed rate for the first two years, after which payments are based on a percentage of certain gross revenues.  Contingent amounts are not reflected in the table below for fiscal years 2011 and beyond.

Future minimum lease payments due under such leases for the next five years ending December 31 and thereafter are as follows:

2011	$416,800
2012	416,800
2013	302,500
2014	310,000
2015	310,000
Thereafter	1,747,500
Total	$3,503,600

Note 12. Shareholders’ Equity and Redeemable Noncontrolling Interests

Common Equity

In May 2009, the Company completed an equity offering of 28,750,000 common shares at an offering price of $3.20 per share for net offering proceeds of $87.5 million, of which $57 million was used to repay borrowings under the Company’s unsecured revolving credit facility and the remainder was retained as cash.

In October 2008, the Company completed an equity offering of 4,750,000 common shares at an offering price of $10.55 per share for net offering proceeds of $47.8 million, all of which was used to repay borrowings under the Company’s unsecured revolving credit facility.

In April 2008, the Company issued 60,000 common shares at a weighted-average offering price of $15.19 under a previously filed registration statement, for net offering proceeds of $0.9 million.

Accrued but unpaid distributions on common equity were $4.3 million as of December 31, 2010 and 2009, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Preferred Equity

In December 2010, the Company completed an equity offering of 2,800,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares at an offering price of $25.00 per share for net offering proceeds of $67.5 million.  A portion of the net proceeds were used to retire the Company’s $55 million Term Loan.  The remaining net proceeds, along with borrowings on the Company’s revolving line of credit, were used to retire the $18.3 million loan encumbering the International Speedway Square property in Daytona, Florida. The Series A preferred shares have no stated maturity date although they may be redeemed, at the Company’s option, beginning in December 2015.

Accrued but unpaid distributions on the Series A preferred shares were $376,979 as of December 31, 2010 and are included in Accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

Equity Distribution Agreement

In 2009 the Company entered into an Equity Distribution Agreement pursuant to which it may sell, from time to time, up to an aggregate amount of $25 million of its common shares.  To date, the Company has not sold shares under this program.

Redeemable Noncontrolling Interests

Concurrent with the Company’s IPO and related formation transactions, certain individuals received units of the Operating Partnership in exchange for their interests in certain properties.  Limited Partners were granted the right to redeem Operating Partnership units on or after August 16, 2005 for cash in an amount equal to the market value of an equivalent number of common shares at the time of redemption.  The Company also has the right to redeem the Operating Partnership units directly from the limited partner in exchange for either cash in the amount specified above or a number of common shares equal to the number of units being redeemed.  For the years ended December 31, 2010, 2009, and 2008, respectively, 120,000, 73,981, and 285,769 Operating Partnership units were exchanged for the same number of common shares.

Note 13. Segment Information

The Company’s operations are aligned into two business segments: (i) real estate operations and development and (ii) construction and advisory services.  The Company’s segments operate only in the United States.  Combined segment data of the Company for the years ended December 31, 2010, 2009, and 2008 are presented below.

Year ended December 31, 2010	Real Estate Operations and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$95,619,569	$11,980,263	$107,599,832	$(6,183,730)	$101,416,102
Operating expenses, cost of construction and services, general, administrative and other	35,553,324	11,819,328	47,372,652	(6,121,850)	41,250,802
Depreciation and amortization	40,549,406	182,822	40,732,228	—	40,732,228
Operating income (loss)	19,516,839	(21,887)	19,494,952	(61,880)	19,433,072
Interest expense	(28,956,953)	(156,834)	(29,113,787)	581,347	(28,532,440)
Income tax expense of taxable REIT subsidiary	—	(265,986)	(265,986)	—	(265,986)
Other income, net	897,050	(136,489)	760,561	(581,347)	179,214
Loss from continuing operations	(8,543,064)	(581,196)	(9,124,260)	(61,880)	(9,186,140)
Consolidated net loss	(8,543,064)	(581,196)	(9,124,260)	(61,880)	(9,186,140)
Less: Net loss attributable to noncontrolling interests	851,131	57,312	908,443	6,867	915,310
Net loss attributable to Kite Realty Group Trust	$(7,691,933)	$(523,884)	$(8,215,817)	$(55,013)	$(8,270,830)
Total assets at December 31, 2010	$1,135,512,416	$15,738,344	$1,151,250,760	$(18,468,015)	$1,132,782,745

Year ended December 31, 2009	Real Estate Operations and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$97,061,070	$42,759,584	$139,820,654	$(24,528,551)	$115,292,103
Operating expenses, cost of construction and services, general, administrative and other	33,787,084	43,683,182	77,470,266	(24,308,763)	53,161,503
Depreciation and amortization	31,971,118	177,200	32,148,318	—	32,148,318
Operating income (loss)	31,302,868	(1,100,798)	30,202,070	(219,788)	29,982,282
Interest expense	(27,506,702)	(150,046)	(27,656,748)	505,694	(27,151,054)
Income tax benefit of taxable REIT subsidiary	—	22,293	22,293	—	22,293
Income from unconsolidated entities	206,564	—	206,564	19,477	226,041
Non-cash gain from consolidation of subsidiary	1,634,876	—	1,634,876	—	1,634,876
Other income, net	750,098	—	750,098	(525,171)	224,927
Income (loss) from continuing operations	6,387,704	(1,228,551)	5,159,153	(219,788)	4,939,365
Discontinued operations:
Discontinued operations	(732,621)	—	(732,621)	—	(732,621)
Non-cash loss on impairment of discontinued operation	(5,384,747)	—	(5,384,747)	—	(5,384,747)
Loss from discontinued operations	(6,117,368)	—	(6,117,368)	—	(6,117,368)
Consolidated net income (loss)	270,336	(1,228,551)	(958,215)	(219,788)	(1,178,003)
Less: Net income attributable to noncontrolling interests	(797,841)	164,626	(633,215)	29,452	(603,763)
Net loss attributable to Kite Realty Group Trust	$(527,505)	$(1,063,925)	$(1,591,430)	$(190,336)	$(1,781,766)
Total assets at December 31, 2009	$1,138,963,146	$23,925,090	$1,162,888,236	$(22,202,792)	$1,140,685,444

Year Ended December 31, 2008	Real Estate Operations and Development	Construction and Advisory Services1	Subtotal	Intersegment Eliminations	Total
Revenues	$101,152,298	$89,973,444	$191,125,742	$(49,062,641)	$142,063,101
Operating expenses, cost of construction and services, general, administrative and other	31,186,332	85,172,529	116,358,861	(48,438,084)	67,920,777
Depreciation and amortization	34,770,426	122,549	34,892,975	—	34,892,975
Operating income (loss)	35,195,540	4,678,366	39,873,906	(624,557)	39,249,349
Interest expense	(29,721,587)	(355,467)	(30,077,054)	704,873	(29,372,181)
Income tax expense of taxable REIT subsidiary	—	(1,927,830)	(1,927,830)	—	(1,927,830)
Income from unconsolidated entities	842,425	—	842,425	—	842,425
Gain on sale of unconsolidated property	1,233,338	—	1,233,338	—	1,233,338
Other income, net	862,828	—	862,828	(704,873)	157,955
Income from continuing operations	8,412,544	2,395,069	10,807,613	(624,557)	10,183,056
Discontinued operations:
Discontinued operations	330,482	—	330,482	—	330,482
Loss on sale of operating property	(2,689,888)	—	(2,689,888)	—	(2,689,888)
Loss from discontinued operations	(2,359,406)	—	(2,359,406)	—	(2,359,406)
Consolidated net income	6,053,138	2,395,069	8,448,207	(624,557)	7,823,650
Less: Net income attributable to noncontrolling interests	(1,453,898)	(374,074)	(1,827,972)	97,448	(1,730,524)
Net income attributable to Kite Realty Group Trust	$4,599,240	$2,020,995	$6,620,235	$(527,109)	$6,093,126
Total assets at December 31, 2008	$1,097,996,338	$51,344,334	$1,149,340,672	$(37,288,766)	$1,112,051,906

____________________
1
This segment includes revenue and expense resulting in a net pre-tax gain of $3.0 million from the sale of land within the Company’s taxable REIT subsidiary. Income tax expense related to this sale was $1.1 million.

Note 14. Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2010 and 2009.

	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010	Quarter Ended December 31, 2010
Total revenue	$25,555,634	$24,801,116	$25,155,856	$25,903,496
Operating income	$5,925,825	$2,846,614	$4,362,960	$6,297,674
Consolidated net loss	$(1,131,124)	$(4,550,173)	$(2,644,975)	$(859,868)
Net loss attributable to Kite Realty Group Trust common shareholders	$(1,074,680)	$(4,020,555)	$(2,389,954)	$(1,162,620)
Loss per common share – basic and diluted:
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.02)	$(0.06)	$(0.04)	$(0.02)
Weighted average Common Shares outstanding - basic	63,121,498	63,209,194	63,288,181	63,340,098
- diluted	63,121,498	63,209,194	63,288,181	63,340,098

	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009
Total revenue	$30,211,586	$30,087,083	$25,708,597	$29,284,837
Operating income	$7,836,765	$7,419,641	$7,324,825	$7,401,053
Income from continuing operations	$1,102,689	$571,423	$2,340,380	$924,873
Income (loss) from discontinued operations	$(216,711)	$(266,036)	$(5,616,007)	$(18,614)
Consolidated net income (loss)	$885,978	$305,387	$(3,275,627)	$906,259
Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$876,778	$485,607	$1,488,381	$665,109
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$701,242	$257,085	$(3,383,370)	$643,277
Income (loss) per common share – basic and diluted:
Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.03	$0.01	$0.03	$0.01
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.02	$0.01	$(0.05)	$0.01
Weighted average Common Shares outstanding - basic	34,184,305	47,988,205	62,980,447	62,997,180
- diluted	34,220,160	48,081,453	62,980,447	63,132,990

Note 15. Commitments and Contingencies

Eddy Street Commons at Notre Dame

Phase I of Eddy Street Commons at the University of Notre Dame, located adjacent to the university in South Bend, Indiana, was substantially completed and moved to the operating portfolio in the fourth quarter of 2010.  This multi-phase project includes retail, office, a limited service hotel, a parking garage, apartments, and residential units and is expected to include a full service hotel.  The Company wholly owns the retail and office components while other components are or are expected to be owned by third parties or through joint ventures.  The ground beneath the initial phase of the development is leased from the University of Notre Dame over a 75 year lease term at a fixed rate for the first two years and based on a percentage of certain gross revenues thereafter.

The City of South Bend has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which were used for the construction of the parking garage and infrastructure improvements to this project.  The majority of the bonds will be funded by real estate tax payments made by the Company and subject to reimbursement from the tenants of the property; however, the Company has no obligations to repay or guarantee the bonds.  If there are delays in the development, the Company is obligated to pay certain fees.  However, it has an agreement with the City of South Bend to limit its exposure to a maximum of $1 million as to such fees.  In addition, the Company will not be in default concerning other obligations under the agreement with the City of South Bend so long as it commences and diligently pursues the completion of its obligations under that agreement.

Although the Company does not expect to own either the residential or the apartment complex components of the project, the Company has jointly guaranteed the apartment developer’s construction loan, which at December 31, 2010, had an outstanding balance of $30.3 million.  As of December 31, 2010, the construction of the apartments is substantially complete.  The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and a similar agreement in favor of the City of South Bend to complete all phases of the $200 million project (the Company’s portion of which is approximately $64 million), with the exception of certain of the residential units, consistent with commitments the Company typically makes in connection with other bank-funded development projects.  If the Company fails to fulfill its contractual obligations in connection with the project, but is timely commencing and pursuing a cure, it will not be in default to either the University of Notre Dame and the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture under circumstances where the lender has limited recourse to the Company.  As of December 31, 2010, the Company’s share of unconsolidated joint venture indebtedness was $18.3 million, $13.5 million of which was related to the Parkside Town Commons development.  The remaining $4.8 million represents the Company’s share of the $9.4 million drawn on the Eddy Street Commons limited service hotel construction loan.  The loan, obtained in the third quarter of 2009, has a total commitment of $10.9 million, bears interest at the greater of LIBOR + 315 basis points or 4.00%, and matures in August 2014.

As of December 31, 2010, the Operating Partnership had guaranteed its $13.5 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.  Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

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

The Company is obligated under various completion guarantees with lenders and lease agreements with tenants to complete two projects in its in-process development pipeline. The Company currently anticipates its share of the total cost of these projects will be approximately $42 million, of which approximately $10.7 million was unfunded as of December 31, 2010. The Company believes it currently has sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans.  In addition, if necessary, it may make draws on its unsecured facility.

As of December 31, 2010, the Company had outstanding letters of credit totaling $7.2 million.  At that date, there were no amounts advanced against these instruments.

Note 16. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which it matches 100% of the employee’s contribution up to 3% of the employee’s salary and 50% of the employee’s contribution over 3% and up to 5% of the employee’s salary, not to exceed an annual maximum of $15,000, except in certain limited circumstances.  The Company contributed $0.2 million, $0.3 million, and $0.3 million to this plan for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 17. Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation.  This provision was primarily codified into Topic 810 – “Consolidation” in the ASC and requires a company to perform an analysis to determine whether its variable interest gives it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, the provision requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed.  It also requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements.  The adoption of this provision on January 1, 2010 had no impact on the Company’s determination of the primary beneficiary of its VIEs.  Thus, the adoption did not impact the Company’s consolidated financial statements.

Note 18. Supplemental Schedule of Non-Cash Investing/Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Recognition of noncontrolling interests upon consolidation of subsidiary	$—	$2,175,354	$—
Imputed value of common area development land at Eddy Street Commons	$—	$—	$1,900,000
Accrued distribution to preferred shareholders	$376,979	$—	$—

Note 19. Related Parties

Subsidiaries of the Company provide certain management, construction management and other services to certain unconsolidated entities and to entities owned by certain members of the Company’s management.  During the years ended December 31, 2010, 2009 and 2008, the Company earned $0.1 million, $0.1 million and $0.1 million, respectively from unconsolidated entities and $40,000, $0.1 million and $0.3 million, respectively from entities owned by certain members of management.

The Company reimburses an entity owned by certain members of the Company’s management for travel and related services.  During the years ended December 31, 2010, 2009 and 2008, amounts paid by the Company to this related entity were $0.2 million, $0.3 million and $0.3 million, respectively.

Note 20. Subsequent Events

2011 Debt Refinancings

In January 2011, the Company extended the maturity date of the $3.5 million variable rate loan on the Indiana State Motor Pool property to February 2014 at an interest rate of LIBOR + 325 basis points.

In February 2011, the Company extended the maturity date of the $33.9 million construction loan on the Parkside Town Commons property to August 2013 at an interest rate of LIBOR + 300 basis points and funded a $5.5 million paydown with cash.  This property is owned by an unconsolidated joint venture.

Acquisitions

In February 2011, the Company completed the acquisition of the remaining 40% interest in The Centre from its joint venture partners and assumed all leasing and management responsibilities.  The purchase price of the 40% interest was approximately $2.3 million, including the repayment of a $700,000 loan made by the Company.

In February 2011, the Company acquired a retail shopping center in Wilmington, North Carolina.  This center was acquired in an off-market transaction for a purchase price of $3.5 million.  This center is anchored by Lowe’s Foods.  This asset was acquired as a redevelopment opportunity.

Dividend Declaration

On February 15, 2011, the Board of Trustees declared a quarterly preferred share cash distribution of $0.48697917 per preferred share covering the distribution period from December 7, 2010 to March 1, 2011 payable to shareholders of record as of February 22, 2011.  This distribution was paid on March 1, 2011.

Kite Realty Group Trust
Schedule III
Consolidated Real Estate and Accumulated Depreciation

		Initial Cost		Cost Capitalized Subsequent to Acquisition/ Development		Gross Carry Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built/	Year
Name, Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Shopping Centers

50th & 12th	$4,293,034	$2,995,931	$2,810,145	$-	$-	$2,995,931	$2,810,145	$5,806,076	$513,884	2004	NA
The Shops at Otty *	-	26,000	2,150,737	-	193,192	26,000	2,343,929	$2,369,929	494,625	2004	NA
Burlington Coat *	-	29,000	3,333,311	-	-	29,000	3,333,311	$3,362,311	1,186,030	1992/2000	2000
Cedar Hill Village *	-	1,352,645	5,721,843	-	1,450,968	1,352,645	7,172,811	$8,525,456	1,423,824	2002	2004
Coral Springs Plaza *	-	2,033,000	7,370,526	-	3,488	2,033,000	7,374,014	$9,407,014	682,294	2004/2010	NA
The Corner	1,486,487	303,916	4,078,159	-	487,835	303,916	4,565,994	$4,869,910	2,588,902	1984/2003	1984
Eastgate Pavilion	14,883,390	8,482,803	21,634,620	-	97,661	8,482,803	21,732,281	$30,215,084	5,889,757	1995	2004
Glendale Town Center	19,615,000	1,510,643	45,926,876	-	26,810	1,510,643	45,953,686	$47,464,329	15,172,542	1958/2008	1999
Publix at Acworth *	-	1,395,379	8,303,544	-	30,441	1,395,379	8,333,985	$9,729,364	1,649,565	1996	2004
Shops at Eagle Creek *	-	2,877,727	8,163,340	200,087	2,702,513	3,077,814	10,865,853	$13,943,667	1,821,687	1998	2003
King's Lake Square *	-	4,519,000	7,612,393	-	1,022,937	4,519,000	8,635,331	$13,154,331	1,960,376	1986	2003
Boulevard Crossing *	-	4,385,525	10,498,226	-	880,417	4,385,525	11,378,643	$15,764,168	2,493,135	2004	NA
Ridge Plaza	14,746,436	4,664,000	17,669,004	-	772,218	4,664,000	18,441,222	$23,105,222	4,645,223	2002	2003
Fishers Station *	3,656,493	3,735,807	9,250,106	-	1,744,167	3,735,807	10,994,272	$14,730,079	3,787,809	1989	2004
Plaza at Cedar Hill	25,175,721	5,782,304	38,823,704	-	4,056,709	5,782,304	42,880,413	$48,662,717	8,429,852	2000	2004
Four Corner Square *	-	4,756,990	5,631,388	-	292,465	4,756,990	5,923,853	$10,680,843	1,057,664	1985	2004
Wal-Mart Plaza *	-	5,437,373	10,119,351	-	-	5,437,373	10,119,351	$15,556,724	1,754,707	1970	2004
Hamilton Crossing *	-	5,672,477	10,174,505	-	275,936	5,672,477	10,450,441	$16,122,918	2,530,040	1999	2004
Centre at Panola *	3,464,489	1,985,975	8,248,562	-	18,685	1,985,975	8,267,247	$10,253,222	1,753,217	2001	2004
Sunland Towne Centre *	25,000,000	14,773,536	23,693,811	-	1,560,576	14,773,536	25,254,387	$40,027,923	4,987,404	1996	2004
Waterford Lakes *	-	2,316,674	7,571,584	-	72,215	2,316,674	7,643,799	$9,960,473	1,844,096	1997	2004
International Speedway Square *	-	6,646,000	19,892,637	-	5,751,638	6,646,000	25,644,275	$32,290,275	7,177,878	1999	NA
50 South Morton *	-	110,212	919,705	-	-	110,212	919,705	$1,029,917	396,782	1999	NA
Preston Commons	4,223,200	1,102,000	3,294,103	-	500,326	1,102,000	3,794,429	$4,896,429	1,557,205	2002	NA
Whitehall Pike	8,039,656	3,688,857	6,405,940	-	120,742	3,688,857	6,526,682	$10,215,539	3,437,734	1999	NA
Stoney Creek Commons *	-	627,964	4,599,185	-	-	627,964	4,599,185	$5,227,149	726,480	2000	NA
Bolton Plaza *	-	3,560,389	9,820,353	173,037	600,195	3,733,426	10,420,547	$14,153,973	1,211,290	1986	2005
Indian River Square	13,040,043	5,180,000	10,610,278	-	25,800	5,180,000	10,636,078	$15,816,078	3,722,751	1997/2004	2005
Fox Lake Crossing	11,050,412	5,289,306	9,336,901	-	19,644	5,289,306	9,356,545	$14,645,851	1,738,225	2002	2005
Plaza Volente	28,119,431	4,600,000	29,436,262	-	12,000	4,600,000	29,448,262	$34,048,262	5,147,283	2004	2005
Market Street Village *	-	9,764,381	19,088,974	-	380,476	9,764,381	19,469,449	$29,233,830	3,875,551	1970/2004	2005
Cool Creek Commons *	17,643,234	6,062,351	15,638,093	-	64,618	6,062,351	15,702,711	$21,765,062	3,526,407	2005	NA
Traders Point	45,895,436	9,443,449	37,292,805	-	83,440	9,443,449	37,376,245	$46,819,694	6,958,766	2005	NA
Traders Point II *	-	2,375,797	7,070,270	-	6,736	2,375,797	7,077,006	$9,452,803	1,242,648	2005	NA
Greyhound Commons *	-	2,647,561	866,993	-	-	2,647,561	866,993	$3,514,554	249,200	2005	NA
Martinsville Shops *	-	636,692	1,042,570	-	10,678	636,692	1,053,248	$1,689,940	167,992	2005	NA

		Initial Cost		Cost Capitalized Subsequent to Acquisition/ Development		Gross Carry Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built/	Year
Name, Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Shopping Centers (continued)

Geist Pavilion	11,125,000	1,367,816	9,789,360	-	545,157	1,367,816	10,334,517	11,702,333	1,932,494	2006	NA
Red Bank Commons *	-	1,408,328	4,751,370	-	-	1,408,328	4,751,370	6,159,698	907,145	2005	NA
Zionsville Place *	-	640,332	2,481,662	-	243,264	640,332	2,724,926	3,365,258	427,614	2006	NA
Pine Ridge Crossing	17,500,000	5,639,675	18,723,939	-	393,556	5,639,675	19,117,494	24,757,169	3,098,951	1993	2006
Riverchase	10,500,000	3,888,945	12,892,988	-	70,645	3,888,945	12,963,633	16,852,578	2,440,928	1991/2001	2006
Courthouse Shadows *	-	4,998,974	16,783,307	-	12,031	4,998,974	16,795,338	21,794,312	3,173,152	1987/1999	2006
Kedron Village	29,700,000	3,750,000	33,232,839	-	106,750	3,750,000	33,339,589	37,089,589	4,395,671	2006	NA
Tarpon Springs Plaza	12,187,942	5,370,399	24,600,892	-	-	5,370,399	24,600,892	29,971,291	2,437,087	2007	NA
Estero Town Commons	10,500,000	8,973,290	10,141,224	-	-	8,973,290	10,141,224	19,114,514	999,049	2006	NA
Beacon Hill Shopping Center	7,401,750	3,408,144	13,041,081	-	13,160	3,408,144	13,054,241	16,462,385	1,345,755	2006	NA
Cornelius Gateway	-	1,249,447	3,649,537	-	-	1,249,447	3,649,537	4,898,984	369,037	2006	NA
Naperville Marketplace *	-	5,364,101	12,116,364	-	-	5,364,101	12,116,364	17,480,465	1,044,595	2008	NA
Gateway Shopping Center	20,712,866	6,095,738	20,193,842	-	-	6,095,738	20,193,842	26,289,580	1,700,868	2008	NA
Bridgewater Marketplace	7,000,000	3,406,641	8,257,358	-	-	3,406,641	8,257,358	11,663,999	686,140	2008	NA
Sandifur Plaza	-	834,034	2,071,015	-	-	834,034	2,071,015	2,905,049	237,134	2008	NA
Bayport Commons	14,923,016	7,868,354	22,355,115	-	-	7,868,354	22,355,115	30,223,469	1,785,229	2008	NA
54th & College *	-	2,671,501	-	-	-	2,671,501	-	2,671,501	-	2008	NA
KRG ISS *	-	1,123,277	190,031	-	-	1,123,277	190,031	1,313,308	39,219	2007	NA
Eddy Street Commons	24,871,142	1,900,000	34,618,192		-	1,900,000	34,618,192	36,518,192	816,735	2009	NA
South Elgin	-	2,458,707	6,217,017		-	2,458,707	6,217,017	8,675,724	585,375	2009	NA
The Centre	-	2,042,885	4,800,440	-	2,129	2,042,885	4,802,569	6,845,454	1,056,947	1986	NA
Total Shopping Centers	406,754,180	215,232,252	695,008,376	373,124	24,652,219	215,605,376	719,660,594	935,265,970	137,281,950

Commercial Properties

Indiana State Motor Pool	3,467,910	54,000	4,600,406	-	14,018	54,000	4,614,424	4,668,424	810,572	2004	NA
PEN Products *	-	126,000	5,966,519	-	127,784	126,000	6,094,303	6,220,303	1,720,732	2003	NA
Thirty South	21,303,984	1,643,415	9,544,868	-	13,372,396	1,643,415	22,917,264	24,560,679	5,876,848	1905/2002	2001
Union Station Parking Garage *	-	903,627	2,642,598	-	446,406	903,627	3,089,004	3,992,631	836,730	1986	2001
Total Commercial Properties	24,771,894	2,727,042	22,754,391	-	13,960,604	2,727,042	36,714,995	39,442,037	9,244,882

Development Properties

Cobblestone Plaza	28,347,102	11,596,016	35,010,052	-	-	11,596,016	35,010,052	44,269,708	90,464
Delray Beach	4,725,000	18,505,126	27,472,766	-	-	18,505,126	27,472,766	43,405,086	-
Eddy Street Commons	-	-	809,881	-	-	-	809,881	31,845,801	42,462
South Elgin	9,170,000	3,524,517	3,964,211	-	-	3,524,517	3,964,211	15,009,956	212,720
Courthouse Shadows			328,324			-	328,324
Four Corner Square *	-	-	5,626,952	-	-	5,170,991	5,626,952	10,082,442	-
Rivers Edge Shopping Center	14,311,525	5,453,170	10,572,372			5,453,170	10,572,372
KRG Development	-	-	1,451,302	-	-	-	1,451,302	615,620	-
Total Development Properties	56,553,627	44,249,820	85,235,860	-	-	44,249,820	85,235,860	129,485,680	1,362,539

		Initial Cost		Cost Capitalized Subsequent to Acquisition/ Development		Gross Carry Amount Close of Period
Name,			Building &		Building &		Building &		Accumulated	Year Built/	Year
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Other

Frisco Bridges	-	1,101,558	-	-	-	1,101,558	-	1,101,558	-
Bridgewater Marketplace	-	1,974,311	-	-	-	1,974,311	-	1,974,311	-
Eagle Creek IV *	-	1,647,336	-	-	-	1,647,336	-	1,647,336	-
50 South Morton *	-	186,000	-	-	-	186,000	-	186,000	-
Zionsville Place *	-	674,392	-	-	-	674,392	-	674,392	-
Fox Lake Crossing II	-	3,853,747	-	-	-	3,853,747	-	3,853,747	-
KR Peakway *	-	5,357,290	-	-	-	5,357,290	-	5,357,290	-
KRG Peakway *	-	5,301,902	10,756,823	-	-	5,301,902	10,756,823	16,058,725	-
Beacon Hill Shopping Center	-	3,799,138	-	-	-	3,799,138	-	3,799,138	-
Pan Am Plaza *	-	5,108,932	-	-	-	5,108,932	-	5,108,932	-
New Hill Place *	-	30,358,159	-	-	-	30,358,159	-	30,358,159	-
KR New Hill *	-	4,304,586	-	-	-	4,304,586	-	4,304,586	-
951 & 41 *	-	16,148,624	-	-	-	16,148,624	-	16,148,624	-
Total Other	406,754,180	79,815,975	10,756,823	-	-	79,815,975	10,756,823	90,572,798	-

Line of credit - see *	122,300,000	-	-	-	-	-	-	-	-
Grand Total	$610,379,701	$342,025,089	$813,755,449	$373,124	$38,612,823	$342,398,213	$852,368,272	$1,194,766,485	$147,889,371
____________________
*	This property or a portion of the property is included as an Unencumbered Pool Property used in calculating the Company’s line of credit borrowing base.

**
This category generally includes land held for development.  The Company also has certain additional land parcels at its development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

Note 1. Reconciliation of Investment Properties

The changes in investment properties of the Company for the years ended December 31, 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Balance, beginning of year	$1,166,770,168	$1,134,480,942	$1,045,615,844
Acquisitions	—	—	18,499,248
Consolidation of subsidiary	—	6,925,022	—
Improvements	41,900,543	49,375,257	119,026,069
Disposals	(13,904,226)	(24,011,053)	(48,660,219)
Balance, end of year	$1,194,766,485	$1,166,770,168	$1,134,480,942

The unaudited aggregate cost of investment properties for federal tax purposes as of December 31, 2010 was $1.1 billion.

Note 2. Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company for the years ended December 31, 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Balance, beginning of year	$123,313,411	$100,762,741	$81,868,605
Depreciation and amortization expense	35,767,040	27,714,495	31,057,810
Disposals	(11,191,080)	(5,163,825)	(12,163,674)
Balance, end of year	$147,889,371	$123,313,411	$100,762,741

Depreciation of investment properties reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	35 years
Building improvements	10-35 years
Tenant improvements	Term of related lease
Furniture and Fixtures	5-10 years

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Articles Supplementary designating Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporate by reference to Exhibit 3.2 to Kite Realty Group Trust’s registration statement of Form 8-A filed on December 7, 2010

3.3	Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Employment Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.4	Employment Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.5	Employment Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.5	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Alvin E. Kite, Jr.*	Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.6	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.7	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.8	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.9	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.10	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of November 3, 2008, by and between Kite Realty Group, L.P. and Darell E. Zink, Jr.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2008

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
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.24	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.25	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.26	Form of Share Option Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.27	Form of Restricted Share Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.28	Schedule of Non-Employee Trustee Fees and Other Compensation*	Filed herewith

10.29	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.30
Credit Agreement, dated as of February 20, 2007, by and among Kite Realty Group, L.P., the Company, KeyBank National Association, as Administrative Agent, Wachovia Bank, National Association as Syndication Agent, LaSalle Bank National Association and Bank of America, N.A. as Co-Documentation Agents and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed for the period ended September 30, 2010

10.31	Guaranty, dated as of February 20, 2007, by the Company and certain subsidiaries of Kite Realty Group, L.P. party thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 23, 2007

10.32	Consulting Agreement, dated as of March 31, 2009, by and between the Company and Alvin E. Kite, Jr.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on April 6, 2009

12.1	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

____________________
* Denotes a management contract or compensatory, plan contract or arrangement.