Form 10-Q
period 2011-03-31
KITE REALTY GROUP TRUST
filed 2011-05-10
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of Common Shares outstanding as of May 2, 2011 was 63,562,296 ($.01 par value)

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Part I. FINANCIAL INFORMATION
Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Investment properties, at cost:
Land	$229,454,821	$228,707,073
Land held for development	27,386,474	27,384,631
Buildings and improvements	790,204,170	780,038,034
Furniture, equipment and other	5,234,399	5,166,303
Construction in progress	163,586,816	158,636,747
	1,215,866,680	1,199,932,788
Less: accumulated depreciation	(159,997,199)	(152,083,936)
Net real estate investments	1,055,869,481	1,047,848,852
Cash and cash equivalents	8,136,797	15,394,528
Tenant receivables, including accrued straight-line rent of $9,547,176 and $9,113,712, respectively, net of allowance for uncollectible accounts	17,884,508	18,204,215
Other receivables	4,194,074	5,484,277
Investments in unconsolidated entities, at equity	16,867,808	11,193,113
Escrow deposits	10,357,558	8,793,968
Deferred costs, net	25,260,550	24,207,046
Prepaid and other assets	1,924,312	1,656,746
Total Assets	$1,140,495,088	$1,132,782,745

Liabilities and Equity:
Mortgage and other indebtedness	$627,300,804	$610,926,613
Accounts payable and accrued expenses	32,703,307	32,362,917
Deferred revenue and other liabilities	14,287,472	15,399,002
Total Liabilities	674,291,583	658,688,532
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	43,582,755	44,115,028
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 2,800,000 and 2,800,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	70,000,000	70,000,000
Common Shares, $.01 par value, 200,000,000 shares authorized, 63,558,296 shares and 63,342,219 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	635,583	633,422
Additional paid in capital and other	448,794,513	448,779,180
Accumulated other comprehensive loss	(1,708,751)	(2,900,100)
Accumulated deficit	(99,412,067)	(93,447,581)
Total Kite Realty Group Trust Shareholders' Equity	418,309,278	423,064,921
Noncontrolling Interests	4,311,472	6,914,264
Total Equity	422,620,750	429,979,185
Total Liabilities and Equity	$1,140,495,088	$1,132,782,745

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Minimum rent	$18,367,242	$17,735,211
Tenant reimbursements	5,179,210	4,841,261
Other property related revenue	888,532	1,099,812
Construction and service fee revenue	10,038	1,879,350
Total revenue	24,445,022	25,555,634
Expenses:
Property operating	4,910,012	4,574,352
Real estate taxes	3,312,944	3,376,314
Cost of construction and services	49,913	1,758,318
General, administrative, and other	1,848,452	1,375,970
Depreciation and amortization	9,176,873	8,544,855
Total expenses	19,298,194	19,629,809
Operating income	5,146,828	5,925,825
Interest expense	(5,901,625)	(7,096,863)
Income tax benefit (expense) of taxable REIT subsidiary	16,073	(25,836)
Loss from unconsolidated entities	(87,625)	—
Other income	49,038	65,750
Consolidated net loss	(777,311)	(1,131,124)
Net loss attributable to noncontrolling interests	70,494	56,444
Net loss attributable to Kite Realty Group Trust	$(706,817)	$(1,074,680)
Dividends on preferred shares	(1,443,750)	—
Net loss attributable to common shareholders	$(2,150,567)	$(1,074,680)

Net loss per common share attributable to Kite Realty Group Trust common shareholders - basic & diluted:	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic	63,448,048	63,121,498
Weighted average common shares outstanding - diluted	63,448,048	63,121,498

Dividends declared per common share	$0.0600	$0.0600

Consolidated net loss	$(777,311)	$(1,131,124)
Other comprehensive income	1,339,980	44,338
Comprehensive income (loss)	562,669	(1,086,786)
Comprehensive income (loss) attributable to noncontrolling interests	(78,137)	51,256
Comprehensive income (loss) attributable to Kite Realty Group Trust	$484,532	$(1,035,530)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balances, December 31, 2010	2,800,000	$70,000,000	63,342,219	$633,422	$448,779,180	$(2,900,100)	$(93,447,581)	$423,064,921
Stock compensation activity	—	—	210,880	2,109	147,878	—	—	149,987
Proceeds from employee share purchase plan	—	—	1,197	12	6,404	—	—	6,416
Other comprehensive income	—	—	—	—	—	1,191,349	—	1,191,349
Acquisition of noncontrolling interest in The Centre	—	—	—	—	(24,337)	—	—	(24,337)
Offering costs	—	—	—	—	(237,127)	—	—	(237,127)
Distributions declared to common shareholders	—	—	—	—	—	—	(3,813,919)	(3,813,919)
Distributions to preferred shareholders							(1,443,750)	(1,443,750)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(706,817)	(706,817)
Exchange of redeemable noncontrolling interests for common stock	—	—	4,000	40	51,960	—	—	52,000
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	70,555	—	—	70,555
Balances, March 31, 2011	2,800,000	$70,000,000	63,558,296	$635,583	$448,794,513	$(1,708,751)	$(99,412,067)	$418,309,278

The accompanying notes are an integral part of these consolidated financial statements

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(777,311)	$(1,131,124)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Equity in loss of unconsolidated entities	87,625	—
Straight-line rent	(433,284)	(83,315)
Depreciation and amortization	9,465,260	8,941,732
Provision for credit losses	172,764	293,760
Compensation expense for equity awards	82,332	130,281
Amortization of debt fair value adjustment	(107,714)	(107,715)
Amortization of in-place lease liabilities	(632,535)	(767,131)
Changes in assets and liabilities:
Tenant receivables	580,227	1,391,795
Deferred costs and other assets	(3,051,745)	(2,814,379)
Accounts payable, accrued expenses, deferred revenue and other liabilities	640,446	(386,113)
Net cash provided by operating activities	6,026,065	5,467,791
Cash flows from investing activities:
Acquisitions of interests in properties and capital expenditures, net	(16,115,003)	(10,426,976)
Change in construction payables	443,620	561,922
Note receivable from joint venture partner	125,780	—
Contributions to unconsolidated entities	(5,762,321)	—
Net cash used in investing activities	(21,307,924)	(9,865,054)
Cash flows from financing activities:
Offering proceeds, net of issuance costs	(230,711)	10,939
Acquisition of noncontrolling interest in The Centre	(1,690,470)	—
Loan proceeds	44,537,065	12,095,144
Loan transaction costs	(525,860)	(167,463)
Loan payments	(28,055,160)	(8,531,645)
Distributions paid – common shareholders	(3,800,638)	(3,783,891)
Distributions paid - preferred shareholders	(1,363,542)	—
Distributions paid – redeemable noncontrolling interests	(471,510)	(478,710)
Distributions to noncontrolling interests in properties	(375,046)	(131,938)
Net cash provided by (used in) financing activities	8,024,128	(987,564)
Net change in cash and cash equivalents	(7,257,731)	(5,384,827)
Cash and cash equivalents, beginning of period	15,394,528	19,958,376
Cash and cash equivalents, end of period	$8,136,797	$14,573,549

Non-cash investing and financing activities
Settlement of loan in acquisition of noncontrolling interest in The Centre	578,201	—

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction management, redevelopment and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  At March 31, 2011, the Company owned interests in 62 properties (consisting of 52 retail operating properties, six retail properties under redevelopment and four commercial operating properties). As of this date, the Company also had two retail properties under development.

Note 2. Basis of Presentation, Consolidation and Investments in Joint Ventures, and Noncontrolling Interests

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2010 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

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

Parkside Town Commons

The Company owns a non-controlling interest in one pre-development land parcel (Parkside Town Commons), which is accounted for under the equity method. Parkside Town Commons (the “Venture”) is owned through an agreement with Prudential Real Estate Investors (“PREI”).  The Venture was formed with the purpose of developing, constructing, leasing, and managing a community shopping center in Cary, North Carolina.  As of March 31, 2011, the Company owned a 40% interest in the Venture which, under the terms of the Venture, will be reduced to 20% upon project specific construction financing.  All significant decisions for the joint venture, including those decisions that most significantly impact the venture’s economic performance, require unanimous joint venture partner approval.

 In February 2011, the Venture extended the maturity date of the construction loan on the Parkside Town Commons property to August 2013 at an interest rate of LIBOR plus 275 basis points and paid down the principal balance to $20.2 million.  In connection with the loan extension, the Company and PREI contributed $5.5 million and $8.2 million, respectively, to the Venture, which was utilized to partially pay down the loan balance.  The contributions and loan guarantee were consistent with each partner’s ownership interest.  The Company’s share of the loan guarantee is $8.1 million.

The Centre

In February 2011, the Company completed the acquisition of the remaining 40% interest in The Centre, a consolidated redevelopment property, from its joint venture partners and assumed all leasing and management responsibilities.  The purchase price of the 40% interest was $2.2 million, including the settlement of a $0.6 million loan previously made by the Company.  The transaction was accounted for as an equity transaction as the Company retained its controlling financial interest.  The carrying amount of the noncontrolling interest was eliminated, and the difference between the fair value of the consideration paid and the noncontrolling interest was recognized in additional paid-in capital.

As of March 31, 2011, the Company had investments in six joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $86.3 million which is secured by assets of the VIEs with net book values totaling $177.2 million.  The Operating Partnership guarantees the debt of these VIEs; however, the VIEs could sell the properties before the performance of a guarantee would be required.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

Noncontrolling Interests

Noncontrolling interests are reported as equity and the amount of consolidated net income specifically attributable to noncontrolling interests is identified in the accompanying consolidated financial statements.  The noncontrolling interests in certain of our properties for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Noncontrolling interests balance January 1	$6,914,264	$7,371,185
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	16,586	79,088
Acquisition of noncontrolling interest in The Centre	(2,244,332)	—
Distributions to noncontrolling interests	(375,046)	(131,938)
Other	—	(59,214)
Noncontrolling interests balance at March 31	$4,311,472	$7,259,121

The Company classifies redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because the Company may be required to pay cash to unitholders upon redemption of their interests in the limited partnership under certain circumstances.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of March 31, 2011 and 2010, the historic book value of the redeemable noncontrolling interests exceeded the redemption value, so no adjustment was necessary.  As noted above, noncontrolling interests, including redeemable interests, receive an allocation of consolidated net income (loss) in the accompanying consolidated statements of operations.  The redeemable noncontrolling interests in the Operating Partnership for the three months ended March 31, 2011 and 2010 was as follows:

	2011	2010
Redeemable noncontrolling interests balance January 1	$44,115,028	$47,307,115
Net loss allocable to redeemable noncontrolling interests	(87,080)	(135,532)
Accrued distributions to redeemable noncontrolling interests	(471,270)	(478,410)
Other comprehensive income allocable to redeemable noncontrolling interests 1	148,631	5,188
Exchange of redeemable noncontrolling interest for common stock	(52,000)	(65,000)
Adjustment to redeemable noncontrolling interests - operating partnership	(70,555)	108,721
Redeemable noncontrolling interests balance at March 31	$43,582,754	$46,742,082
____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 6).

The following sets forth comprehensive income allocable to noncontrolling interests for the three months ended March 31, 2011 and 2010:

	2011	2010
Accumulated comprehensive loss balance at January 1	$(359,798)	$(731,835)
Other comprehensive income allocable to noncontrolling interests 1	148,631	5,188
Accumulated comprehensive loss balance at March 31	$(211,167)	$(726,647)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 6).

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the redeemable noncontrolling weighted average interests in the Operating Partnership for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Company’s weighted average basic interest in Operating Partnership	89.0%	88.8%
Redeemable noncontrolling weighted average basic interests in Operating Partnership	11.0%	11.2%

At March 31, 2011 and December 31, 2010, the Company and the redeemable noncontrolling ownership interests in the Operating Partnership were 89.0% and 11.0%, respectively.

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged for either cash or common shares, at our option, under certain circumstances, and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net losses for the three month periods ended March 31, 2011 and 2010, the potentially dilutive securities were not dilutive for those periods.

Approximately 1.8 million outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive for the three months ended March 31, 2011 and 2010, respectively.

Note 4. Mortgage and Other Indebtedness

Consolidated mortgage and other indebtedness consisted of the following at March 31, 2011 and December 31, 2010:

	Balance at
	March 31, 2011	December 31, 2010
Line of credit	$112,500,000	$122,300,000
Notes payable secured by properties under construction - variable rate	89,071,836	88,424,770
Mortgage notes payable - fixed rate	296,386,175	277,560,128
Mortgage notes payable - variable rate	128,903,596	122,094,803
Net premiums on acquired debt	439,197	546,912
Total mortgage and other indebtedness	$627,300,804	$610,926,613

    Consolidated indebtedness, including weighted average maturities and weighted average interest rates at March 31, 2011, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$296,386,175	4.9	5.98%	47%
Floating rate debt (hedged)	144,310,926	1.1	5.00%	23%
Total fixed rate debt, considering hedges	440,697,101	3.7	5.66%	70%
Notes payable secured by properties under construction - variable rate	89,071,836	2.0	3.59%	14%
Other variable rate debt	241,403,596	1.4	2.34%	39%
Floating rate debt (hedged)	(144,310,926)	-1.1	-2.59%	-23%
Total variable rate debt, considering hedges	186,164,506	1.9	2.74%	30%
Net premiums on acquired debt	439,197	N/A	N/A	N/A
Total debt	$627,300,804	3.1	4.79%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.  Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread of 125 to 350 basis points.  At March 31, 2011, the one-month LIBOR interest rate was 0.24%.  Fixed interest rates on mortgage loans range from 5.16% to 7.38%.

For the three months ended March 31, 2011, the Company had loan borrowings of $44.5 million and loan repayments of $28.1 million.  The major components of this activity are as follows:

•
Draws of $15.0 million were made on the unsecured revolving credit facility.  These draws were utilized to fund the acquisition of Oleander Point in Wilmington, North Carolina, the acquisition of our partners’ noncontrolling interest in The Centre in Indianapolis, Indiana, the contribution to Parkside Town Commons in Raleigh, North Carolina, redevelopment costs, and tenant improvement and leasing costs;

•
The Company issued $7.8 million of variable rate debt with a 30-month term and which carries a variable interest rate of LIBOR plus 300 basis points.  The loan is secured by land held for development at the intersection of Highways 951 & 41 in Naples, Florida.  The net proceeds were utilized to pay down the Company’s unsecured revolving credit facility;

•
The Company issued $21.0 million of fixed rate debt with a 10-year term and an interest rate of 5.77%.  The loan is secured by the International Speedway Square property in Daytona, Florida.  The net proceeds were utilized to pay down the Company’s unsecured revolving credit facility;

•	The Company made a paydown of $1.5 million to retire The Corner property fixed rate loan;

•	The maturity date of the variable rate loan on the Indiana State Motor Pool property was extended to February 2014 at an interest rate of LIBOR plus 325 basis points; and

•	The Company made scheduled principal payments totaling $1.2 million.

Unsecured Revolving Credit Facility

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of March 31, 2011, the Company had 49 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 46 were wholly owned and three were owned through joint ventures.  As of March 31, 2011, the total amount available for borrowing under the unsecured credit facility was $52.9 million.

The Operating Partnership’s ability to borrow further amounts under the unsecured facility is subject to ongoing compliance by the Company, the Operating Partnership and their subsidiaries with various restrictive covenants, including those with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  The unsecured facility also requires the Company to satisfy certain financial covenants.

Fair Value of Fixed and Variable Rate Debt

As of March 31, 2011, the fair value of fixed rate debt was $304.2 million compared to the book value of $296.4 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.37% to 6.07%.  As of March 31, 2011, the fair value of variable rate debt was $335.5 million compared to the book value of $330.5 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.24% to 7.90%.

Note 5. Shareholders’ Equity

On February 15, 2011, the Company’s Board of Trustees declared a cash distribution of $0.48697917 per preferred share covering the distribution period from December 7, 2010 to March 1, 2011.  This distribution was paid on March 1, 2011 to shareholders of record as of February 22, 2011.

In February 2011, the Compensation Committee of the Company’s Board of Trustees approved long-term equity incentive compensation awards totaling 221,810 restricted shares and 76,271 share options to executive management and other employees.  The restricted shares were granted at a fair value of $5.26 and will vest ratably over periods ranging from three to five years.  The share options were issued with an exercise price of $5.26 and will vest ratably over five years.  The fair value of the options of $1.17 was determined using the Black-Scholes valuation methodology.

On March 16, 2011, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share for the first quarter of 2011.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.06 per Operating Partnership unit for the same period.  These distributions were paid on April 13, 2011 to shareholders and unitholders of record as of April 6, 2011.

For the three months ended March 31, 2011, 4,000 Operating Partnership units were redeemed for the same number of common shares.

Note 6. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges.  The Company has agreements with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of March 31, 2011, the Company was party to various consolidated cash flow hedge agreements with notional amounts totaling $144 million, which effectively fixes certain variable rate debt over various terms through 2017.  Utilizing a weighted average spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 5.00%.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of March 31, 2011 and December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

At March 31, 2011 the fair value of the Company’s interest rate hedge liabilities was $2.2 million, including accrued interest of $0.2 million, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2010 the fair value of the Company’s interest rate hedge liabilities was $3.8 million, including accrued interest of $0.5 million, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company currently expects an increase to interest expense of $2.0 million over the next 12 months as the hedged forecasted interest payments occur.  For the period ended March 31, 2011, an immaterial amount was reclassified to interest expense, as a result of partial ineffectiveness.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the three months ended March 31, 2011 and 2010, $1.4 million and $1.8 million, respectively, was reclassified as a reduction to earnings.

The Company’s share of net unrealized gains (losses) on its interest rate hedge agreements are the only components of its accumulated other comprehensive loss.  The following sets forth comprehensive income (loss) allocable to the Company for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Net loss attributable to Kite Realty Group Trust	$(706,817)	$(1,074,680)
Other comprehensive income allocable to Kite Realty Group Trust1	1,191,349	39,150
Comprehensive income (loss) attributable to Kite Realty Group Trust	$484,532	$(1,035,530)

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 7. Segment Data

The operations of the Company are aligned into two business segments: (1) real estate operations and development and (2) construction and advisory services.  Over the last several years, the Company made a strategic decision to reduce third party construction and services activity.  As a result of this decision, the Company has not entered into any new significant contracts over the last twelve months.  The operations of this segment are de minimis for the three months ended March 31, 2011 and the Company expects that it will remain so in the foreseeable future.  As a result, segment information for this period is not presented.

Segment data of the Company for the three months ended March 31, 2010 is as follows:

Three Months Ended March 31, 2010	Real Estate Operations and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$24,016,851	$3,930,803	$27,947,654	$(2,392,020)	$25,555,634
Operating expenses, cost of construction and services, general, administrative and other	9,483,262	4,064,009	13,547,271	(2,462,317)	11,084,954
Depreciation and amortization	8,501,877	42,978	8,544,855	-	8,544,855
Operating income (loss)	6,031,712	(176,184)	5,855,528	70,297	5,925,825
Interest expense	(7,201,759)	(51,116)	(7,252,875)	156,012	(7,096,863)
Income tax benefit of taxable REIT subsidiary	-	(25,836)	(25,836)	-	(25,836)
Other income	221,762	-	221,762	(156,012)	65,750
Consolidated net loss	(948,285)	(253,136)	(1,201,421)	70,297	(1,131,124)
Net loss attributable to noncontrolling interests	35,968	28,349	64,317	(7,873)	56,444
Net loss attributable to Kite Realty Group Trust	$(912,317)	$(224,787)	$(1,137,104)	$62,424	$(1,074,680)
Total assets at March 31, 2010	$1,138,690,302	$21,402,017	$1,160,092,319	$(21,864,477)	$1,138,227,842

Note 8. Commitments and Contingencies

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

Although the Company does not expect to own either the residential or the apartment complex components of the project, the Company has jointly guaranteed the apartment developer’s construction loan, which at March 31, 2011, had an outstanding balance of $30.3 million.  As of March 31, 2011, the construction of the apartments is substantially complete. The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and a similar agreement in favor of the City of South Bend to complete all phases of the $200 million project (the Company’s assumed portion of which is approximately $64 million), with the exception of certain of the residential units, consistent with commitments the Company typically makes in connection with other bank-funded development projects.  If the Company fails to fulfill its contractual obligations in connection with the project, but is timely commencing and pursuing a cure, it will not be in default to either the University of Notre Dame or the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture under circumstances where the lender has limited recourse to the Company.  As of March 31, 2011, the Company’s share of unconsolidated joint venture indebtedness was $12.8 million, $8.1 million of which was related to the Parkside Town Commons development.  The remaining $4.7 million represents the Company’s share of the $9.4 million drawn on the Eddy Street Commons limited service hotel construction loan.

As of March 31, 2011, the Operating Partnership had guaranteed its $8.1 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.  Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property if required to satisfy or partially satisfy the outstanding obligation.

Other Commitments and Contingencies

The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business. None of these actions are expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows taken as a whole.

The Company is obligated under various completion guarantees with lenders and lease agreements with tenants to complete two projects in its in-process development pipeline.  The Company currently anticipates its share of the total cost of these projects will be approximately $42 million, of which approximately $10.1 million was unfunded as of March 31, 2011.  The Company believes it currently has sufficient financing in place to fund these projects and expects to do so primarily through existing construction loans.  In addition, if necessary, it may make draws on its unsecured facility.

As of March 31, 2011, the Company had outstanding letters of credit totaling $7.2 million.  At that date, there were no amounts advanced against these instruments.

Note 9. Subsequent Events

On May 3, 2011, the Company’s Board of Trustees declared a cash distribution of $0.515625 per preferred share covering the distribution period from March 2, 2011 to June 1, 2011.  This distribution will be paid on June 1, 2011 to shareholders of record as of May 18, 2011.

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

•
other uncertainties and factors identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in our quarterly reports on Form 10-Q.

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

 Overview

Our Business and Properties

Kite Realty Group Trust, through its majority-owned subsidiary, Kite Realty Group, L.P., is engaged in the ownership, operation, management, leasing, acquisition, redevelopment, and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  We derive revenues primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties.  We also derive revenues from providing management, leasing, and real estate development services. Our operating results therefore depend materially on the ability of our tenants to make required rental payments, conditions in the United States retail sector, and overall real estate market conditions.

As of March 31, 2011, we owned interests in a portfolio of 62 properties including 52 retail operating properties totaling 7.9 million square feet of gross leasable area (including non-owned anchor space), six retail properties under redevelopment totaling 0.6 million square feet of gross leasable area and four operating commercial properties totaling 0.6 million square feet of net rentable area.  Also, as of March 31, 2011, we had an interest in two in-process development properties which, upon completion, are anticipated to have 0.5 million square feet of gross leasable area (including non-owned anchor space).  Of the 64 total properties held at March 31, 2011, only a limited service hotel component of an operating property was owned through an unconsolidated joint venture and accounted for under the equity method.

In addition to our in-process developments and redevelopments, we have future developments which include land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of March 31, 2011, these future developments consisted of five projects that are expected to contain 2.5 million square feet of total gross leasable area upon completion.

Finally, as of March 31, 2011, we also owned interests in other land parcels comprising 93 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheet.

Current Business Environment

Economic conditions continued to improve somewhat during the first quarter of 2011, including growing confidence that the economic recovery was progressing. Positive employment trends continued with approximately 200,000 jobs gained in both March and February.  These gains were driven by private sector hiring and led to a slight decline in the national unemployment rate.  In addition, GDP growth and retail sales growth have been steadily improving and have led to modest increases in consumer confidence.  These factors resulted in an improved fundamental outlook for commercial real estate.

            The retail environment has shown improvement and retailers are becoming more optimistic with their expansion plans and capital allocation decisions.  Where prudent and consistent with our strategy, we will seek to capitalize on this improving environment to maximize our growth.  We believe there will continue to be additional leasing opportunities during the remainder of 2011, particularly as tenants seek to lease new or renew existing space in connection with lease expirations, expansions, and other considerations.  In addition, improved availability of financing to individual and small business owners should enable existing and potential tenants to expand their businesses.

This positive momentum in the macro economy has been somewhat tempered by rising food and energy prices.  There continues to be uncertainty in the United States and global markets brought about by, among other things, the federal government budget deficit, disruptions in oil exports, and other inflationary pressures.  This uncertainty has led to conditions that may continue to impact our business in a number of ways, including the following: soft consumer demand; increasing tenant bankruptcies; curtailment of our tenants’ operations; delays or postponements by current or potential tenants from entering into long-term leases with us; decreased demand for retail space; difficulty in collecting rent; our need to make rent adjustments and concessions; our outlay of additional capital to assist a tenant in the opening of its business; and termination by our tenants of their leases with us.

Ongoing Actions Taken to Capitalize on the Current Business Environment

During the current quarter, we continued to execute on our strategy to maximize shareholder value, including:

Continued Focus on Leasing.  We continued to execute on our operating and leasing strategy.  During the current quarter, we executed new and renewal leases totaling 183,000 square feet and improved the leased percentage and net operating income of our operating retail properties.

Development and Acquisition Activities:  In February 2011, we acquired Oleander Point, a 52,000 square foot shopping center in Wilmington, North Carolina for a purchase price of $3.5 million.  Subsequent to the acquisition, we executed a lease with Whole Foods to replace the previous anchor.  Construction at the center is currently scheduled to commence this summer, allowing Whole Foods to open in the second quarter of 2012.

We have commenced construction on Whole Foods at Cobblestone Plaza in Pembroke Pines, Florida as well as the 100% pre-leased South Elgin Commons II project in Chicago, Illinois.  The Rivers Edge redevelopment in Indianapolis, Indiana is under construction and 95% pre-leased, including anchors Nordstrom Rack, The Container Store, BuyBuy Baby, Arhaus Furniture, and BGI Fitness.

In addition, we continue to focus on the preleasing of our future development pipeline.

Strengthen Balance Sheet.  We issued $21.0 million of fixed-rate debt with a 10-year term that is secured by International Speedway Square property in Daytona, Florida and issued $7.8 million of variable rate debt with a 30-month term that is secured by land held for development at the intersection of Highways 951 & 41 in Naples, Florida.   These loan proceeds were used to reduce the line of credit balance and remove the encumbrance on The Corner Shops property, the loan on which was expiring in the first quarter.

Subsequent to the end of the quarter, we received commitments from a syndicate of banks for an amendment and restatement of our $200 million unsecured revolving credit facility.  The amended and restated facility is anticipated to have a term of three years with a one-year extension at our option.  The banks’ commitments are subject to normal and customary due diligence and closing, which the Company expects to occur by the end of the second quarter.

As of March 31, 2011, we had a total of $74 million of property-level debt with scheduled maturity dates in 2011, of which $46 million have automatic maturity extensions of one year, subject to certain customary conditions. We intend to extend the maturity dates on all of the debt subject to automatic extensions, and we currently believe that all of the conditions necessary for such extensions will be met.  With respect to the remaining $28 million, we are in discussions to place long-term financing that will enable us to repay, refinance or extend the maturity dates of these loans.

Access the Capital Markets.  The Company is party to an Equity Distribution Agreement pursuant to which we may sell, from time to time, up to an aggregate of $25 million of our common shares.  We continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

Results of Operations

At March 31, 2011, we owned interests in 62 properties consisting of 52 retail operating properties, six retail properties under redevelopment, and four operating commercial properties. As of this date, we also owned interests in two retail properties under development.  Of the 64 total properties held at March 31, 2011, only a limited service hotel component of an operating property was owned through an unconsolidated joint venture and accounted for under the equity method.

The comparability of results of operations in 2010 and 2011 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods.  Therefore, we believe it is most useful to review the comparisons of our results of operations for these years in conjunction with the discussion of our significant development, redevelopment, and operating property acquisition and disposition activities during those periods, which such discussion is set forth directly below.

Development Activities

The following in-process development properties were partially operational at various times from January 1, 2010 through March 31, 2011:

Property Name	MSA	Economic Occupancy Date1	Owned GLA

Eddy Street Commons, Phase I2	South Bend, IN	September 2009	169,921
South Elgin Commons2	Chicago, IL	June 2009	45,000
Cobblestone Plaza2	Ft. Lauderdale, FL	March 2009	132,743

1	Represents the date in which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was sooner.

2	Construction of these properties was completed in phases. The Economic Occupancy Dates indicated for these properties refers to its initial phase.

Property Acquisition Activities

In February, the Company acquired Oleander Point, a 52,000 square foot Lowe’s Foods-anchored retail shopping center in Wilmington, North Carolina, in an off-market transaction for $3.5 million.  Subsequent to the acquisition, the Company executed a lease termination agreement with Lowe’s Foods and a new lease with Whole Foods.  Construction at the center is currently scheduled to commence this summer, which we believe would permit Whole Foods to open in the second quarter of 2012.

Redevelopment Activities

The following properties were in redevelopment status at various times during the period from January 1, 2010 through March 31, 2011:

Property Name	MSA	Transition Date1	Owned GLA

Coral Springs Plaza2	Ft. Lauderdale, Florida	March 2009	45,906
Courthouse Shadows	Naples, Florida	September 2008	134,867
Four Corner Square	Maple Valley, Washington	September 2008	44,000
Bolton Plaza	Jacksonville, Florida	June 2008	172,938
Rivers Edge	Indianapolis, Indiana	June 2008	152,285
Oleander Point	Wilmington, North Carolina	March 2011	51,888
The Centre	Indianapolis, Indiana	March 2011	77,455

____________________
1	Transition date represents the date the property was transferred from our operating portfolio to our redevelopment projects.
2	This property was transitioned to the operating portfolio in the fourth quarter of 2010.

Other Activities

In February 2011, we completed the acquisition of the remaining 40% interest in The Centre, a redevelopment property, in Indianapolis, Indiana from its joint venture partners and assumed all leasing and management responsibilities for the property.  The purchase price of the 40% interest was $2.2 million, including the settlement of a $0.6 million loan made by the Company.

Comparison of Operating Results for the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

The following table reflects our consolidated statements of operations for the three months ended March 31, 2011 and 2010 (unaudited):

	2011	2010	Net change 2010 to 2011
Revenue:
Rental income (including tenant reimbursements)	$23,546,452	$22,576,472	$969,980
Other property related revenue	888,532	1,099,812	(211,280)
Construction and service fee revenue	10,038	1,879,350	(1,869,312)
Total revenue	24,445,022	25,555,634	(1,110,612)
Expenses:
Property operating	4,910,012	4,574,352	335,660
Real estate taxes	3,312,944	3,376,314	(63,370)
Cost of construction and services	49,913	1,758,318	(1,708,405)
General, administrative, and other	1,848,452	1,375,970	472,482
Depreciation and amortization	9,176,873	8,544,855	632,018
Total Expenses	19,298,194	19,629,809	(331,615)
Operating income	5,146,828	5,925,825	(778,997)
Interest expense	(5,901,625)	(7,096,863)	1,195,238
Income tax benefit (expense) of taxable REIT subsidiary	16,073	(25,836)	41,909
Loss from unconsolidated entities	(87,625)	—	(87,625)
Other income	49,038	65,750	(16,712)
Consolidated net loss	(777,311)	(1,131,124)	353,813
Net loss (income) attributable to noncontrolling interests	70,494	56,444	14,050
Net loss attributable to Kite Realty Group Trust	(706,817)	(1,074,680)	367,863
Dividends on preferred shares	(1,443,750)	—	(1,443,750)
Net loss attributable to common shareholders	$(2,150,567)	$(1,074,680)	$(1,075,887)

Rental income (including tenant reimbursements) increased $1.0 million, or 4.3%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$467,431
Properties under redevelopment during 2010 and/or 2011	171,409
Properties fully operational during 2010 and 2011 and other	331,140
Total	$969,980

Excluding the changes due to transitioned development properties and the properties under redevelopment, the net $0.3 million increase in rental income relates primarily to an increase in base rental revenue due to improved occupancy levels.  The leased percentage of the retail operating portfolio improved to 92.3% as of March 31, 2011 compared to 90.0% leased as of March 31, 2010.

For the overall portfolio, gross recovery ratio was 72.5% for the three months ended March 31, 2011 compared to 73.1% for the three months ended March 31, 2010.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue decreased $0.2 million, or 19%, primarily as a result of a $0.5 million decrease in gains related to land and outlot sales partially offset by a $0.2 million increase in lease termination income and $0.1 million increase in parking revenue.

Construction revenue and service fees decreased $1.9 million as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

Property operating expenses increased $0.3 million, or 7%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$259,714
Properties under redevelopment during 2010 and/or 2011	(11,836)
Properties fully operational during 2010 and 2011 and other	87,782
Total	$335,660

Excluding the changes due to transitioned development properties and the properties under redevelopment, the net $0.1 million increase in property operating expenses relates primarily to an increase in snow removal costs.

Real estate taxes decreased $0.1 million, or 2%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$93,475
Properties under redevelopment during 2010 and/or 2011	54,485
Properties fully operational during 2010 and 2011 and other	(211,330)
Total	$(63,370)

Excluding the changes due to transitioned development properties and the properties under redevelopment, the net $0.2 million decrease in real estate taxes was primarily due to the timing of the reassessments of our operating properties and the effects of successful appeals of these assessments.  The majority of increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Cost of construction and services decreased $1.7 million as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

General, administrative and other expenses increased $0.5 million, or 34%, partially due to an increase in discretionary incentive compensation that was granted with respect to 2010 performance.  The remainder of the increase was due to an increase in certain public company costs including costs related to the annual report and proxy.

Depreciation and amortization expense increased $0.6 million, or 7%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$318,864
Properties under redevelopment during 2010 and/or 2011	750,687
Properties fully operational during 2010 and 2011 and other	(437,533)
Total	$632,018

Of the $0.6 million total increase in depreciation and amortization expense, $0.5 million was due to additional depreciation and amortization on Oleander Point that was acquired in the current quarter.  Excluding the changes due to transitioned development properties and the properties under redevelopment, the net $0.4 million decrease in depreciation and amortization expense was primarily due to the timing of tenant expirations and the releasing on certain properties.

Interest expense decreased $1.2 million, or 17%.  This decrease was primarily due to reduction of indebtedness as proceeds from the December 2010 preferred stock issuance were used to retire the Company’s $55 million term loan.  In addition, the Company’s borrowing rate decreased due to the expiration of $75 million of interest rate swaps in February 2011.

(Loss) from unconsolidated entities was $88,000 in 2011.  This loss relates to the limited service hotel component of our Eddy Street Commons property.  Our other equity method joint venture (Parkside Town Commons) is under development and is not yet generating operating results.

Liquidity and Capital Resources

Overview

Our primary finance and capital strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective manner. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings or equity offerings, including the purchase price of properties to be developed or acquired, the estimated market value of our properties and the Company as a whole upon consummation of the borrowing or offering, our leverage and other ratios, and the ability of particular properties to generate cash flow to cover debt service.  We continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares, or other securities.

Our Principal Capital Resources

 For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 25.  In addition to cash generated from operations, we discuss below our other principal capital resources.

We have a $200 million unsecured facility with a group of lenders and Key Bank National Association, as agent.  As of March 31, 2011, our outstanding indebtedness under the unsecured facility was $112.5 million, bearing interest at a rate of LIBOR plus 125 basis points.  The amount that we may borrow under the unsecured facility is based on the value of assets in our unencumbered property pool and, as of March 31, 2011, the amount available to us for future draws under the unsecured facility was approximately $52.9 million.  Our unsecured facility is scheduled to mature in February 2012.  We have received commitments from a syndicate of banks for an amendment and restatement of our unsecured revolving credit facility.  This amended and restated facility is anticipated to have a term of three years with a one-year extension at our option. The banks’ commitments are subject to normal and customary due diligence and closing, which the Company expects to occur by the end of the second quarter.

For more information regarding the terms and conditions of the unsecured facility, including interest rates, applicable financial and other covenants and our ability to make distributions, see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Our Principal Capital Resources.”  We were in compliance with all applicable financial covenants under the unsecured facility as of March 31, 2011.

In the future, we may raise additional capital by pursuing joint venture capital partners and/or disposing of properties, land parcels or other assets that are no longer core components of our growth strategy.  We will also continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

Our Principal Liquidity Needs

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, the recent economic downturn adversely affected the ability of some of our tenants to meet their lease obligations.

Short-Term Liquidity Needs

Near-Term Debt Maturities,  As of March 31, 2011, we had a total of $225.6 million of debt with scheduled maturity dates over the next 12 months, including $112.5 million of debt outstanding under our unsecured revolving credit facility.  We have received commitments from a syndicate of banks for an amendment and restatement of this $200 million facility. The banks’ commitments are subject to normal and customary due diligence and closing, which we expect to occur by the end of the second quarter of 2011. The remaining $113.1 million of near-term debt maturities consists of property-level debt, of which $45.6 million has maturity extensions of one year, subject to certain customary conditions.   With respect to the remaining $67.3 million, we are in discussions for long-term financing sources to enable us to repay, refinance, or extend the maturity date of these loans.  We may also seek to access the capital markets, including common or preferred shares available on our effective shelf registration statement, to raise proceeds to repay a portion of this debt.

We cannot, however, provide assurance that we will successfully address all of our 2011 debt maturities on favorable terms or at all.  Failure to comply with our obligations under our unsecured facility and various other loan agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.   In addition, certain of our variable rate loans and construction loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under the loans if we fail to satisfy these financial covenants.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for more information related to the risks associated with our indebtedness.

Our total indebtedness due to mature over the next twelve months is comprised of the following:

	Amounts due during the three months ended:
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	Total
Mortgage Debt - Fixed Rate 1	—	—	—	25,059,161	25,059,161
Mortgage Debt - Variable Rate 2	3,579,870	—	40,237,866	14,323,015	58,140,751
Construction Loans 3	4,725,000	—	25,201,697	—	29,926,697
Corporate Debt 4	—	—	—	112,500,000	112,500,000
Total	$8,304,870	$—	$65,439,563	$151,882,176	$225,626,609

____________________
1
None of the $25.1 million of fixed rate mortgage debt maturing over the next twelve months have automatic extensions.  However, we are pursuing financing alternatives to enable us to repay, refinance or extend the maturity dates of these loans.

2
Of the $58.1 million of variable rate mortgage debt maturing over the next twelve months, $20.6 million related to Gateway Shopping Center has an extension of one year, subject to certain customary conditions.  We may elect this option to extend the maturity date of this loan, and we currently believe that all of the conditions necessary for such extension will be met. With respect to the remaining $37.5 million, we are pursuing other financing alternatives to enable us to repay, refinance or extend the maturity dates of these loans.

3
Of the $29.9 million of construction loans maturing over the next twelve months, $25.2 million related to Eddy Street Commons, which has two one-year extensions, subject to certain customary conditions. We may elect this option to extend the maturity date of this loan, and we currently believe that all of the conditions necessary for such extension will be met. With respect to the remaining $4.7 million, we are pursuing other financing alternatives to enable us to repay, refinance or extend the maturity dates of this loan.

4
We have received commitments from a syndicate of banks for an amendment and restatement of our unsecured credit facility, under which $112.5 million is currently outstanding. The banks’ commitments are subject to normal and customary due diligence and closing, which we expect to occur by the end of the second quarter of 2011.

See also “Debt Maturities,” below.

Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership), and recurring capital expenditures. In March 2011, our Board declared a quarterly cash distribution of $0.06 per common share (or $3.8 million) and $0.06 per common unit (or $0.5 million) for the quarter ended March 31, 2011.  In May 2011, our Board declared a quarterly cash distribution of $0.515625 per preferred share (or $1.4 million) for the distribution period from March 2, 2011 to June 1, 2011.

When we lease space to new tenants, or renew leases for existing tenants, we typically incur expenditures for tenant improvements and external leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from year to year.  During the three months ended March 31, 2011, we incurred $0.1 million of costs for recurring capital expenditures on operating properties and also incurred $0.9 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $10.9 million of additional major tenant improvements and renovation costs within the next twelve months at several properties in our operating portfolio and redevelopment pipeline.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on construction loans and our unsecured revolving credit facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Redevelopment Properties. As of March 31, 2011, six of our properties (Rivers Edge, Bolton Plaza, Courthouse Shadows, Four Corner Square, Oleander Point, and The Centre) were undergoing redevelopment activities.  We currently anticipate our investment in these redevelopment projects will be a total of approximately $37 million, of which $9.7 million has already been incurred, although this estimate may change as the scope of each project is refined.  The Company has entered into a five-year construction loan to fund the redevelopment of the Rivers Edge property.  We believe we currently have sufficient financing in place to fund the remaining redevelopments through borrowings under our unsecured facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Development Properties. As of March 31, 2011, we had two in-process development projects (Cobblestone Plaza and South Elgin Commons Phase II).  The total estimated cost, including our share and our joint venture partners’ share, for these projects is $68 million, of which $56.5 million had been incurred as of March 31, 2011. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans.

Future Development Projects. In addition to our in-process development pipeline, we have a future development pipeline which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of March 31, 2011, these future developments consisted of five projects that are expected to contain 2.5 million square feet of total leasable area. We currently anticipate the total estimated cost of these five projects will be approximately $298 million, of which our share is currently expected to be approximately $180 million. Although we intend to develop these properties, we are not contractually obligated to complete any developments in our future development pipeline.  With respect to each asset in the future development pipeline, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  Once these projects are transferred to the in-process development pipeline, we intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured revolving credit facility, if necessary.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital.  It is unlikely that we would have sufficient funds on hand to meet these long-term capital requirements.  We would have to satisfy these needs through participation in joint venture arrangements, additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements.

We have entered into an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The agreement allows for the Venture to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. We have agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million.  We have the option to present to PREI additional opportunities with estimated project costs under $50 million. The agreement allows for equity capital contributions of up to $500 million to be made to the Venture for qualifying projects.  We expect contributions would be made on a project-by-project basis with PREI contributing 80% and us contributing 20% of the equity required. Our first project with PREI is Parkside Town Commons, which is currently held as a future development asset. As of March 31, 2011, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

Debt Maturities

The table below presents scheduled principal repayments (including annual maturities) on mortgage and other indebtedness (including our share of unconsolidated debt) as of March 31, 2011.

2011	$76,229,252
20121	181,245,805
20132	91,787,307
20143	43,585,074
2015	42,151,788
Thereafter	204,655,852
639,655,078
Unamortized Premiums	439,197
Total	$640,094,275

____________________
1
We have received commitments from a syndicate of banks for an amendment and restatement of our $200 million credit facility which matures in 2012, under which $112.5 million has been drawn. The banks’ commitments are subject to normal and customary due diligence and closing, which we expect to occur by the end of the second quarter of 2011.

2	Includes our $8.1 million share of the Parkside Town Commons construction loan.
3	Includes our $4.7 million share of the Eddy Street Commons Limited Service Hotel construction loan.

Cash Flows

As of March 31, 2011, we had cash and cash equivalents of $8.1 million on hand. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such investments may temporarily be in excess of FDIC and SIPC insurance limits; however we attempt to limit our exposure at any one time.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Cash provided by operating activities was $6.0 million for the three months ended March 31, 2011, an increase of $0.6 million over the same period of 2010.  The increase was primarily due to a decrease in interest payments due to decreased indebtedness as proceeds from the preferred stock issuance were used to retire the Company’s $55 million term loan in December 2010.  This increase was partially offset as a result of the timing of cash payments and receipts as reflected by changes in accounts payable, accrued expenses, deferred revenue, other liabilities, and tenant receivables.

Cash used in investing activities was $21.3 million for the three months ended March 31, 2011, an increase of $11.4 million compared to the same period of 2010.  The increase was primarily attributable to increased development and acquisition costs of $5.8 million.  The Company paid $3.5 million to acquire Oleander Point in Wilmington, North Carolina and incurred additional costs relating to increased redevelopment activity at Rivers Edge and Bolton Plaza.  In addition, the Company contributed $5.8 million to Parkside Town Commons that was utilized by the joint venture to partially pay down its variable rate debt.

Cash provided by financing activities was $8.0 million for the three months ended March 31, 2011, compared to cash used by financing activities of $1.0 million in the same period of 2010.  The increase in cash provided by financing activities is largely due to additional net loan proceeds of $12.9 million.  These borrowings were partially offset by distributions paid to preferred shareholders of $1.4 million and acquisition of our partner’s noncontrolling interest in The Centre for $1.7 million.

Funds From Operations

Funds From Operations (“FFO”), is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (NAREIT), which we refer to as the White Paper. The White Paper defines FFO as consolidated net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for third-party shares of appropriate items.

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO should not be considered as an alternative to consolidated net income (loss) (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs.

Our calculation of FFO (and reconciliation to consolidated net loss) is as follows:

	Three Months Ended March 31,
	2011	2010
Consolidated net loss	$(777,311)	$(1,131,124)
Less preferred stock dividend	(1,443,750)	—
Less net income attributable to noncontrolling interests in properties	(16,586)	(79,089)
Add depreciation and amortization of consolidated entities, net of noncontrolling interests	9,014,386	8,322,513
Add depreciation and amortization of unconsolidated entities	83,200	—
Funds From Operations of the Kite Portfolio1	6,859,939	7,112,300
Less redeemable noncontrolling interests in Funds From Operations	(754,593)	(796,578)
Funds From Operations allocable to the Company1	$6,105,346	$6,315,722

____________________
1
“Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of our Operating Partnership’s real estate properties and construction and service subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our operating and future development properties, as discussed in Note 8 to our Consolidated Financial Statements included herein, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed below.  As of March 31, 2011, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

As of March 31, 2011, our share of unconsolidated joint venture indebtedness was $12.8 million.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of March 31, 2011, the Operating Partnership had guaranteed its $8.1 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.    Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

Contractual Obligations

Except with respect to our debt maturities as discussed on page 24, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.  See “Debt Maturities” on page 24.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $627 million of outstanding consolidated indebtedness as of March 31, 2011 (inclusive of net premiums on acquired debt of $0.4 million). As of this date, we were party to various consolidated interest rate hedge agreements totaling $144.3 million, with maturities over various terms from 2011 through 2017.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been $440.7 million (70%) and $186.2 million (30%), respectively, of our total consolidated indebtedness at March 31, 2011.  Including our $12.8 million share of unconsolidated variable debt and the effect of related hedge agreements, our fixed and variable rate debt is 69% and 31%, respectively, of the total of consolidated and our share of unconsolidated indebtedness at March 31, 2011.

Based on the amount of our fixed rate debt at March 31, 2011, a 100 basis point increase in market interest rates would result in a decrease in its fair value of $9.8 million. A 100 basis point change in interest rates on our variable rate debt as of March 31, 2011 would change our annual cash flow by $2.0 million.   Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is party to various actions representing routine litigation and administrative proceedings arising in the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Removed and Reserved

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
10.1	Schedule of Non-Employee Trustee Fees and Other Compensation	Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2010

12.1	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

May 10, 2011	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 10, 2011	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
10.1	Schedule of Non-Employee Trustee Fees and Other Compensation	Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2010

12.1	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith