Form 10-Q
period 2011-06-30
KITE REALTY GROUP TRUST
filed 2011-08-05
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of Common Shares outstanding as of August 2, 2011 was 63,585,065 ($.01 par value)

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets:
Investment properties, at cost:
Land	$235,226,401	$228,707,073
Land held for development	27,386,474	27,384,631
Buildings and improvements	811,185,092	780,038,034
Furniture, equipment and other	5,316,669	5,166,303
Construction in progress	162,662,779	158,636,747
	1,241,777,415	1,199,932,788
Less: accumulated depreciation	(166,116,130)	(152,083,936)
Net real estate investments	1,075,661,285	1,047,848,852
Cash and cash equivalents	7,592,584	15,394,528
Tenant receivables, including accrued straight-line rent of $10,124,407 and $9,113,712, respectively, net of allowance for uncollectible accounts	18,063,651	18,204,215
Other receivables	3,681,024	5,484,277
Investments in unconsolidated entities, at equity	16,747,528	11,193,113
Escrow and other deposits	12,286,429	8,793,968
Deferred costs, net	28,575,072	24,207,046
Prepaid and other assets	2,034,874	1,656,746
Total Assets	$1,164,642,447	$1,132,782,745

Liabilities and Equity:
Mortgage and other indebtedness	$654,342,842	$610,926,613
Accounts payable and accrued expenses	35,736,196	32,362,917
Deferred revenue and other liabilities	13,368,544	15,399,002
Total Liabilities	703,447,582	658,688,532
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	43,144,118	44,115,028
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 2,800,000 and 2,800,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	70,000,000	70,000,000
Common Shares, $.01 par value, 200,000,000 shares authorized, 63,576,651 shares and 63,342,219 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	635,767	633,422
Additional paid in capital and other	448,792,206	448,779,180
Accumulated other comprehensive loss	(1,371,962)	(2,900,100)
Accumulated deficit	(104,284,327)	(93,447,581)
Total Kite Realty Group Trust Shareholders' Equity	413,771,684	423,064,921
Noncontrolling Interests	4,279,063	6,914,264
Total Equity	418,050,747	429,979,185
Total Liabilities and Equity	$1,164,642,447	$1,132,782,745

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Minimum rent	$18,974,092	$17,741,385	$37,341,334	$35,476,596
Tenant reimbursements	4,866,020	4,259,847	10,045,231	9,101,108
Other property related revenue	1,414,061	849,036	2,302,593	1,948,848
Construction and service fee revenue	76,483	1,950,848	86,520	3,830,198
Total revenue	25,330,656	24,801,116	49,775,678	50,356,750
Expenses:
Property operating	4,541,865	3,733,851	9,451,877	8,308,203
Real estate taxes	3,639,368	3,163,086	6,952,312	6,539,400
Cost of construction and services	114,254	1,637,383	164,167	3,395,701
General, administrative, and other	1,413,918	1,254,792	3,262,370	2,630,762
Depreciation and amortization	9,893,224	12,165,390	19,070,097	20,710,245
Total expenses	19,602,629	21,954,502	38,900,823	41,584,311
Operating income	5,728,027	2,846,614	10,874,855	8,772,439
Interest expense	(5,840,521)	(7,237,738)	(11,742,146)	(14,334,601)
Income tax benefit (expense) of taxable REIT subsidiary	30,760	(127,264)	46,833	(153,100)
Income (loss) from unconsolidated entities	92,220	(98,595)	4,595	(98,595)
Other income	93,582	66,810	142,620	132,560
Consolidated net income (loss)	104,068	(4,550,173)	(673,243)	(5,681,297)
Net loss attributable to noncontrolling interests	282,545	529,618	353,039	586,062
Net income (loss) attributable to Kite Realty Group Trust	$386,613	$(4,020,555)	$(320,204)	$(5,095,235)
Dividends on preferred shares	(1,443,750)	-	(2,887,500)	-
Net loss attributable to common shareholders	$(1,057,137)	$(4,020,555)	$(3,207,704)	$(5,095,235)

Net loss per common share attributable to Kite Realty Group Trust common shareholders - basic & diluted:	$(0.02)	$(0.06)	$(0.05)	$(0.08)

Weighted average common shares outstanding - basic	63,567,964	63,209,194	63,508,337	63,165,588
Weighted average common shares outstanding - diluted	63,567,964	63,209,194	63,508,337	63,165,588

Dividends declared per common share	$0.0600	$0.0600	$0.1200	$0.1200

Consolidated net income (loss)	$104,068	$(4,550,173)	$(673,243)	$(5,681,297)
Other comprehensive income	378,631	435,129	1,718,611	479,467
Comprehensive income (loss)	482,699	(4,115,044)	1,045,368	(5,201,830)
Comprehensive loss attributable to noncontrolling interests	240,702	480,789	162,566	532,045
Comprehensive income (loss) attributable to Kite Realty Group Trust	$723,401	$(3,634,255)	$1,207,934	$(4,669,785)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)

						Accumulated
						Other
	Preferred Shares		Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Total

Balances, December 31, 2010	2,800,000	$70,000,000	63,342,219	$633,422	$448,779,180	$(2,900,100)	$(93,447,581)	$423,064,921
Stock compensation activity	—	—	220,144	2,202	369,396	—	—	371,598
Proceeds from employee share purchase plan	—	—	2,288	23	11,587	—	—	11,610
Other comprehensive income	—	—	—	—	—	1,528,138	—	1,528,138
Acquisition of noncontrolling interest in The Centre	—	—	—	—	(30,410)	—	—	(30,410)
Offering costs	—	—	—	—	(161,938)	—	—	(161,938)
Distributions declared to common shareholders	—	—	—	—	—	—	(7,629,042)	(7,629,042)
Distributions to preferred shareholders							(2,887,500)	(2,887,500)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(320,204)	(320,204)
Exchange of redeemable noncontrolling interests for common stock	—	—	12,000	120	155,880	—	—	156,000
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	(331,489)	—	—	(331,489)
Balances, June 30, 2011	2,800,000	$70,000,000	63,576,651	$635,767	$448,792,206	$(1,371,962)	$(104,284,327)	$413,771,684

The accompanying notes are an integral part of these consolidated financial statements

.Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(673,243)	$(5,681,297)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Equity in (earnings) loss of unconsolidated entities	(4,595)	98,595
Straight-line rent	(1,023,514)	(239,822)
Depreciation and amortization	19,658,429	21,508,738
Provision for credit losses	679,067	462,836
Compensation expense for equity awards	236,287	246,394
Amortization of debt fair value adjustment	(215,429)	(215,429)
Amortization of in-place lease liabilities	(1,346,710)	(1,485,665)
Distributions of income from unconsolidated entities	212,501	—
Changes in assets and liabilities:
Tenant receivables	1,608,346	1,520,697
Deferred costs and other assets	(4,080,960)	(2,952,470)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(43,584)	885,803
Net cash provided by operating activities	15,006,595	14,148,380
Cash flows from investing activities:
Acquisitions of interests in properties	(16,368,190)	—
Capital expenditures	(29,384,821)	(20,244,451)
Change in construction payables	3,058,627	1,301,990
Note receivable from joint venture partner	125,780	—
Contributions to unconsolidated entities	(5,762,321)	—
Net cash used in investing activities	(48,330,925)	(18,942,461)
Cash flows from financing activities:
Offering proceeds, net of issuance costs	(150,328)	20,768
Acquisition of noncontrolling interest in The Centre	(1,696,542)	—
Loan proceeds	72,878,661	19,394,688
Loan transaction costs	(4,465,112)	(226,798)
Loan payments	(29,247,003)	(15,074,203)
Distributions paid – common shareholders	(7,614,576)	(7,576,037)
Distributions paid - preferred shareholders	(2,807,292)	—
Distributions paid – redeemable noncontrolling interests	(942,778)	(957,153)
Distributions to noncontrolling interests in properties	(432,644)	(364,637)
Net cash provided by (used in) financing activities	25,522,386	(4,783,372)
Net change in cash and cash equivalents	(7,801,944)	(9,577,453)
Cash and cash equivalents, beginning of period	15,394,528	19,958,376
Cash and cash equivalents, end of period	$7,592,584	$10,380,923

Non-cash investing and financing activities
Settlement of loan in acquisition of noncontrolling interest in The Centre	578,200	—

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction management, redevelopment and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  At June 30, 2011, the Company owned interests in 63 properties (consisting of 53 retail operating properties, six retail properties under redevelopment and four commercial operating properties). As of this date, the Company also had three in-process retail development properties.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Non-controlling Interests

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2010 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

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

Parkside Town Commons

The Company owns a non-controlling interest in one pre-development land parcel (Parkside Town Commons), which is accounted for under the equity method. Parkside Town Commons (the “Venture”) is owned through an agreement with Prudential Real Estate Investors (“PREI”).  The Venture was formed with the purpose of developing, constructing, leasing, and managing a community shopping center in Cary, North Carolina.  As of June 30, 2011, the Company owned a 40% interest in the Venture which, under the terms of the Venture, will be reduced to 20% upon the commencement of construction.  All significant decisions for the joint venture, including those decisions that most significantly impact the venture’s economic performance, require unanimous joint venture partner approval.

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

The Centre

In February 2011, the Company completed the acquisition of the remaining 40% interest in The Centre, a consolidated redevelopment property, from its joint venture partners and assumed all leasing and management responsibilities.  The purchase price of the 40% interest was $2.2 million, including the settlement of a $0.6 million loan previously made by the Company.  The transaction was accounted for as an equity transaction as the Company retained its controlling financial interest.  The carrying amount of the non-controlling interest was eliminated, and the difference between the fair value of the consideration paid and the non-controlling interest was recognized in additional paid-in capital.

As of June 30, 2011, the Company had investments in six joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $87.3 million which is secured by assets of the VIEs with net book values totaling $180.6 million.  The Operating Partnership guarantees the debt of these VIEs; however, the VIEs could sell the properties before the performance under a guarantee would be required.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

Non-controlling Interests

Non-controlling interests are reported as equity and the amount of consolidated net income specifically attributable to non-controlling interests is identified in the accompanying consolidated financial statements.  The non-controlling interests in certain of our properties for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
Non-controlling interests balance January 1	$6,914,264	$7,371,185
Net income allocable to non-controlling interests, excluding redeemable non-controlling interests	41,775	54,526
Acquisition of non-controlling interest in The Centre	(2,244,332)	—
Distributions to non-controlling interests	(432,644)	(364,638)
Non-controlling interests balance at June 30	$4,279,063	$7,061,073

The Company classifies redeemable non-controlling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because the Company may be required to pay cash to unitholders upon redemption of their interests in the limited partnership under certain circumstances.  The carrying amount of the redeemable non-controlling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of June 30, 2011 and 2010, the historic book value of the redeemable non-controlling interests exceeded the redemption value, so no adjustment was necessary.  As noted above, non-controlling interests in certain properties receive an allocation of consolidated net income (loss) in that property.  Redeemable non-controlling interests receive an allocation of consolidated net income (loss) after preferred dividends.  The redeemable non-controlling interests in the Operating Partnership for the six months ended June 30, 2011 and 2010 was as follows:

	2011	2010
Redeemable non-controlling interests balance January 1	$44,115,028	$47,307,115
Net loss allocable to redeemable non-controlling interests	(394,814)	(640,588)
Accrued distributions to redeemable non-controlling interests	(942,058)	(956,520)
Other comprehensive income allocable to redeemable non-controlling interests 1	190,473	54,017
Exchange of redeemable non-controlling interest for common stock	(156,000)	(130,000)
Adjustment to redeemable non-controlling interests - operating partnership	331,489	151,224
Redeemable non-controlling interests balance at June 30	$43,144,118	$45,785,248

____________________
1	Represents the redeemable non-controlling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The following sets forth comprehensive income allocable to redeemable non-controlling interests for the six months ended June 30, 2011 and 2010:

	2011	2010
Accumulated comprehensive loss balance at January 1	$(359,798)	$(731,835)
Other comprehensive income allocable to redeemable non-controlling interests 1	190,473	54,017
Accumulated comprehensive loss balance at June 30	$(169,325)	$(677,818)

____________________
1	Represents the redeemable non-controlling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest after preferred dividends.  The Company adjusts the redeemable non-controlling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the redeemable non-controlling weighted average interests in the Operating Partnership for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Company’s weighted average basic interest in Operating Partnership	89.0%	88.8%	89.0%	88.8%
Redeemable non-controlling weighted average basic interests in Operating Partnership	11.0%	11.2%	11.0%	11.2%

At both June 30, 2011 and December 31, 2010, the Company and the redeemable non-controlling ownership interests in the Operating Partnership were 89.0% and 11.0%.

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged for either cash or common shares, at our option, under certain circumstances, and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net losses attributable to common shareholders for the three and six month periods ended June 30, 2011 and 2010, the potentially dilutive securities were not dilutive for those periods.

Approximately 1.7 million outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive for the three and six months ended June 30, 2011 and 2010, respectively.

Note 4.  Property Acquisitions

In February, the Company acquired Oleander Point, a 52,000 square foot Lowe’s Foods-anchored retail shopping center in Wilmington, North Carolina, for $3.5 million.  Subsequent to the acquisition, the Company executed a lease termination agreement with Lowe’s Foods and a new lease with Whole Foods.  Construction at the center is currently scheduled to commence this summer, which we believe would permit Whole Foods to open in the second quarter of 2012.

In June, the Company acquired Lithia Crossing, an 81,000 square foot unencumbered shopping center in Tampa, Florida for a purchase price of $13.3 million.  The property is 95.6% leased, anchored by Stein Mart and features a diverse lineup of national, regional, and local tenants such as Cold Stone Creamery, Panera Bread, and Starbucks.  The Company allocated the purchase price to the fair value of tangible assets and intangibles. The allocation of the purchase price is preliminary.

Note 5. Mortgage and Other Indebtedness

Consolidated mortgage and other indebtedness consisted of the following at June 30, 2011 and December 31, 2010:

	Balance at
	June 30, 2011	December 31, 2010
Line of credit	$139,286,200	$122,300,000
Notes payable secured by properties under construction - variable rate	90,537,231	88,424,770
Mortgage notes payable - fixed rate	295,690,041	277,560,128
Mortgage notes payable - variable rate	128,497,887	122,094,803
Net premiums on acquired debt	331,483	546,912
Total mortgage and other indebtedness	$654,342,842	$610,926,613

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at June 30, 2011, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$295,690,041	4.7	5.98%	45%
Floating rate debt (hedged)	144,310,926	0.8	5.48%	22%
Total fixed rate debt, considering hedges	440,000,967	3.4	5.82%	67%
Notes payable secured by properties under construction - variable rate	90,537,231	1.8	3.36%	14%
Other variable rate debt	267,784,087	2.3	2.98%	41%
Floating rate debt (hedged)	(144,310,926)	-0.8	-2.96%	-22%
Total variable rate debt, considering hedges	214,010,392	3.0	3.15%	33%
Net premiums on acquired debt	331,483	N/A	N/A	N/A
Total debt	$654,342,842	3.3	4.95%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.  Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread of 125 to 350 basis points.  At June 30, 2011, the one-month LIBOR interest rate was 0.19%.  Fixed interest rates on mortgage loans range from 5.16% to 7.38%.

For the six months ended June 30, 2011, the Company had loan borrowings of $72.9 million and loan repayments of $29.2 million.  The major components of this activity are as follows:

•
Draws of $41.8 million were made on the unsecured revolving credit facility.  These draws were utilized to fund the acquisitions of Oleander Point in Wilmington, North Carolina, Lithia Crossing in Tampa, Florida, and our partners’ non-controlling interest in The Centre in Indianapolis, Indiana, as well as the contribution to Parkside Town Commons in Raleigh, North Carolina, redevelopment costs, and tenant improvement and leasing costs;

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

•
The Company increased the borrowing capacity on the construction loan for the South Elgin Commons in-process development from $9.4 million to $16.5 million and removed the LIBOR floor of 2.00%.  The loan has a maturity date of September 30, 2013 and carries a variable interest rate of LIBOR plus 325 basis points;

•
The Company closed on an extension of the $4.7 million loan secured by our Delray Marketplace in-process development that was scheduled to mature in June 2011.  The rate on the loan of LIBOR plus 300 basis points did not change.   The new maturity date on the loan is January 2012;

•
The Company closed on a $3.7 million loan secured by the small shops portion of the Fishers Station property to replace the secured loan that matured in June 2011.  The loan has a maturity date of June 30, 2014 and carries a variable interest rate of LIBOR plus 340 basis points; and

•	The Company made scheduled principal payments totaling $2.4 million.

Subsequent to June 30, 2011, the Company had the following borrowing activity:

•
  The Company closed on $82 million of proceeds pursuant to nonrecourse loans in transactions secured by the following properties: Bayport Commons, Eddy Street Commons, Hamilton Crossing, Boulevard Crossing, Publix at Acworth, and Naperville Marketplace. These loans have a ten year term and a fixed interest rate of 5.44%.  A portion of the net proceeds were used to pay down the variable rate debt on Bayport Commons, Eddy Street Commons, and Glendale Town Center and the remainder was initially used to pay down the Company’s line of credit; and

•
The Company closed on a $4.3 million line of credit secured by the grocery store portion of the Fishers Station property. This loan has a two year term and an interest rate of Prime plus 20 basis points.  As of June 30, 2011, no draws have been made on this line of credit.

Unsecured Revolving Credit Facility

On June 6, 2011, the Company entered into a Second Amended and Restated three-year $200 million unsecured revolving credit facility with a group of lenders and Key Bank National Association, as agent, (the “unsecured facility”).  The unsecured facility has a maturity date of June 6, 2014, with a one-year extension option.  Borrowings under the new unsecured facility bear interest at a floating interest rate of LIBOR plus 225 to 325 basis points, depending on the Company’s leverage.  The unsecured facility has a fee on the unused amount of 25 to 35 basis points, depending on the amount of borrowings under the unsecured facility.  The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $300 million.

As of June 30, 2011, the Company had 50 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 46 were wholly owned and four were owned through joint ventures.  As of June 30, 2011, $139.3 million was drawn under the unsecured credit facility, and the total amount currently available for borrowing under the unsecured credit facility was $40.7 million.

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

Fair Value of Fixed and Variable Rate Debt

As of June 30, 2011, the fair value of fixed rate debt was $312.5 million compared to the book value of $295.7 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 2.90% to 5.78%.  As of June 30, 2011, the fair value of variable rate debt was $345.3 million compared to the book value of $358.3 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.24% to 7.90%.

Note 6. Shareholders’ Equity

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

On May 3, 2011, the Company’s Board of Trustees declared a cash distribution of $0.515625 per preferred share covering the distribution period from March 2, 2011 to June 1, 2011.  This distribution was paid on June 1, 2011 to shareholders of record as of May 18, 2011.

On June 17, 2011, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share for the second quarter of 2011.  Simultaneously, the Company’s Board of Trustees declared a cash distribution of $0.06 per Operating Partnership unit for the same period.  These distributions were paid on July 14, 2011 to shareholders and unitholders of record as of July 7, 2011.

For the six months ended June 30, 2011, 12,000 Operating Partnership units were redeemed for the same number of common shares.

On August 4, 2011, the Company’s Board of Trustees declared a cash distribution of $0.515625 per preferred share covering the distribution period from June 2, 2011 to September 1, 2011.  This distribution will be paid on September 1, 2011 to shareholders of record as of August 18, 2011.

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges.  The Company has agreements with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of June 30, 2011, the Company was party to various consolidated cash flow hedge agreements with notional amounts totaling $144 million, which effectively fixes certain variable rate debt over various terms through 2017.  Utilizing a weighted average spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 5.48%.

These interest rate hedge agreements are the only assets or liabilities that the Company records at fair value on a recurring basis.  The valuation is determined using widely accepted techniques including discounted cash flow analyses, which considers the contractual terms of the derivatives (including the period to maturity) and uses observable market-based inputs such as interest rate curves and implied volatilities.  The Company also incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of June 30, 2011 and December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

At June 30, 2011 the fair value of the Company’s interest rate hedge liabilities was $1.8 million, including accrued interest of $0.2 million, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2010 the fair value of the Company’s interest rate hedge liabilities was $3.8 million, including accrued interest of $0.5 million, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company currently expects an increase to interest expense of $1.2 million over the next 12 months as the hedged forecasted interest payments occur.  For the three and six months ended June 30, 2011, an immaterial amount was reclassified to interest expense, as a result of partial ineffectiveness.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the six months ended June 30, 2011 and 2010, $2.2 million and $3.5 million, respectively, was reclassified as a reduction to earnings.

The Company’s share of net unrealized gains on its interest rate hedge agreements are the only components of its accumulated other comprehensive loss.  The following sets forth comprehensive income (loss) allocable to the Company for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to Kite Realty Group Trust	$386,613	$(4,020,555)	$(320,204)	$(5,095,235)
Other comprehensive income allocable to Kite Realty Group Trust1	336,788	386,300	1,528,138	425,450
Comprehensive income (loss) attributable to Kite Realty Group Trust	$723,401	$(3,634,255)	$1,207,934	$(4,669,785)

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 8. Segment Data

The operations of the Company were aligned into two business segments: (1) real estate operations and development and (2) construction and advisory services.  Over the last several years, the Company made a strategic decision to reduce third party construction and services activity.  As a result of this decision, the Company has not entered into any new significant contracts over the last twelve months.  The operations of this segment are de minimis for the three and six months ended June 30, 2011 and the Company expects they will remain so in the foreseeable future.  As a result, segment information for these periods are not presented.

Segment data of the Company for the three and six months ended June 30, 2010 is as follows:

Three Months Ended June 30, 2010	Real Estate Operations and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$22,903,366	$3,686,197	$26,589,563	$(1,788,447)	$24,801,116
Operating expenses, cost of construction and services, general, administrative and other	8,177,767	3,352,654	11,530,421	(1,741,309)	9,789,112
Depreciation and amortization	12,117,312	48,078	12,165,390	-	12,165,390
Operating income	2,608,287	285,465	2,893,752	(47,138)	2,846,614
Interest expense	(7,342,411)	(44,785)	(7,387,196)	149,458	(7,237,738)
Income tax expense of taxable REIT subsidiary	-	(127,264)	(127,264)	-	(127,264)
Loss from unconsolidated entities	(4,979)	(93,616)	(98,595)	-	(98,595)
Other income	208,027	8,241	216,268	(149,458)	66,810
Consolidated net (loss) income	(4,531,076)	28,041	(4,503,035)	(47,138)	(4,550,173)
Net loss (income) attributable to noncontrolling interests	527,487	(3,129)	524,358	5,260	529,618
Net loss (income) attributable to Kite Realty Group Trust	$(4,003,589)	$24,912	$(3,978,677)	$(41,878)	$(4,020,555)
Total assets at June 30, 2010	$1,132,121,646	$20,727,636	$1,152,849,282	$(21,534,922)	$1,131,314,360

Six Months Ended June 30, 2010	Real Estate Operations and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$46,920,217	$7,617,000	$54,537,217	$(4,180,467)	$50,356,750
Operating expenses, cost of construction and services, general, administrative and other	17,661,029	7,416,663	25,077,692	(4,203,626)	20,874,066
Depreciation and amortization	20,619,189	91,056	20,710,245	-	20,710,245
Operating income	8,639,999	109,281	8,749,280	23,159	8,772,439
Interest expense	(14,544,171)	(95,900)	(14,640,071)	305,470	(14,334,601)
Income tax expense of taxable REIT subsidiary	-	(153,100)	(153,100)	-	(153,100)
Loss from unconsolidated entities	(4,979)	(93,616)	(98,595)	-	(98,595)
Other income	429,789	8,241	438,030	(305,470)	132,560
Consolidated net (loss) income	(5,479,362)	(225,094)	(5,704,456)	23,159	(5,681,297)
Net loss (income) attributable to noncontrolling interests	563,510	25,139	588,649	(2,587)	586,062
Net loss (income) attributable to Kite Realty Group Trust	$(4,915,852)	$(199,955)	$(5,115,807)	$20,572	$(5,095,235)
Total assets at June 30, 2010	$1,132,121,646	$20,727,636	$1,152,849,282	$(21,534,922)	$1,131,314,360

Note 9. Commitments and Contingencies

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

Although the Company does not expect to own either the residential or the apartment complex components of the project, the Company has jointly guaranteed the apartment developer’s construction loan, which at June 30, 2011, had an outstanding balance of $30.3 million.  As of June 30, 2011, the construction of the apartments is substantially complete. The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and a similar agreement in favor of the City of South Bend to complete all phases and the Company expects its portion to be approximately $64 million, with the exception of certain of the residential units, consistent with commitments the Company typically makes in connection with other bank-funded development projects.  If the Company fails to fulfill its contractual obligations in connection with the project, but is timely commencing and pursuing a cure, it will not be in default to either the University of Notre Dame or the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture under circumstances where the lender has limited recourse to the Company.  As of June 30, 2011, the Company’s share of unconsolidated joint venture indebtedness was $12.8 million, $8.1 million of which was related to the Parkside Town Commons development, which represents a guarantee by the Operating Partnership.  The remaining amount represents the Company’s share of the $9.5 million drawn on the Eddy Street Commons limited service hotel construction loan.

Other Commitments and Contingencies

The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business. None of these actions are expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows taken as a whole.

The Company is obligated under various completion guarantees with lenders and lease agreements with tenants to complete all or portions of three in-process development projects.  With respect to its Cobblestone Plaza and South Elgin Commons Phase II projects, the Company’s share of total estimated project costs is $42 million, of which $8 million is unfunded as of June 30, 2011.  With respect to its Delray Marketplace project, the Company is obligated with respect to the completion of a single anchor tenant’s building.  The total estimated cost of Delray Marketplace is approximately $95 million. The Company believes it currently has sufficient financing in place to fund these projects and expects to do so primarily through existing or new construction loans.  In addition, if necessary, it may make draws on its unsecured facility.

As of June 30, 2011, the Company had outstanding letters of credit totaling $7.2 million.  At that date, there were no amounts advanced against these instruments.

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

As of June 30, 2011, we owned interests in a portfolio of 63 properties including 53 retail operating properties totaling 8.0 million square feet of gross leasable area (including non-owned anchor space), six retail properties under redevelopment totaling 0.7 million square feet of gross leasable area and four operating commercial properties totaling 0.6 million square feet of net rentable area.  Also, as of June 30, 2011, we had an interest in three in-process development properties which, upon completion, are anticipated to have 0.7 million square feet of gross leasable area (including non-owned anchor space).  Of the 63 total properties held at June 30, 2011, only a limited service hotel component of an operating property was owned through an unconsolidated joint venture and accounted for under the equity method.

In addition to our in-process developments and redevelopments, we have future developments which include land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of June 30, 2011, these future developments consisted of four projects that are expected to contain 2.2 million square feet of total gross leasable area upon completion.

Finally, as of June 30, 2011, we also owned interests in other land parcels comprising 93 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheet.

Current Business Environment

Economic conditions continued to improve somewhat during the first half of 2011.  While economic recovery has been uneven due to continued challenges in the housing market, the national unemployment rate, and concerns over U.S. deficit spending, multiple retailers have announced plans to increase their store openings over the next 24 months.  This expected growth in retail store numbers should benefit existing retail centers in strong locations due to the limited amount of new construction activity.  This positive news is contrasted with instability in consumer spending, employment and overall economic growth.  In May and June, net employment growth was minimal and the national unemployment rate increased from 8.8% in March 2011 to 9.2% in June 2011.   In addition, overall economic growth in the United States was weak during the first six months of 2011.

            As noted above, retailers are continuing to think about growing their businesses and in certain cases have expressed optimism through expansion plans and capital allocation decisions.  Where prudent and consistent with our strategy, we will seek to capitalize on this improving environment to maximize our growth.  We believe there will continue to be additional leasing opportunities during the remainder of 2011, particularly as tenants seek to lease new or renew existing space in connection with lease expirations, expansions, and other considerations.  In addition, improved availability of financing to individual and small business owners should enable existing and potential tenants to expand their businesses.

This positive momentum in the macro economy has been tempered by slowing employment, weak overall U.S. economic growth and uncertainty around the U.S. federal government budget deficit.  These tempering factors have led to conditions that may continue to impact our business in a number of ways, including the following: soft consumer demand; increasing tenant bankruptcies; curtailment of our tenants’ operations; delays or postponements by current or potential tenants from entering into long-term leases with us; decreased demand for retail space; difficulty in collecting rent; our need to make rent adjustments and concessions; our outlay of additional capital to assist a tenant in the opening of its business; and termination by our tenants of their leases with us.

Ongoing Actions Taken to Capitalize on the Current Business Environment

During the current quarter, we continued to execute on our strategy to maximize shareholder value, including:

Continued Focus on Leasing.  We continued to execute on our operating and leasing strategy.  During the current quarter, we executed new and renewal leases totaling 281,000 square feet and improved the leased percentage and net operating income of our operating retail properties.  Our small shop leased percentage has improved to 80.6% as of June 30, 2011, partially driving an improvement in the overall leased percentage.  Year to date, we have executed new and renewal leases totaling 464,000 square feet.  Our overall leased percentage increased from 92.3% at March 31, 2011 to 93.0% at June 30, 2011.

Acquisition and Development Activities:  In February 2011, we acquired Oleander Point, a 52,000 square foot shopping center in Wilmington, North Carolina for a purchase price of $3.5 million.  Subsequent to the acquisition, we executed a lease with Whole Foods to replace the previous anchor.  Construction at the center has commenced, which will allow Whole Foods to open in the first half of 2012.

In June 2011, we acquired Lithia Crossing, an 81,000 square foot unencumbered neighborhood shopping center in Tampa, Florida for a purchase price of $13.3 million, exclusive of closing costs.  Lithia Crossing is 95.6% leased, anchored by Stein Mart and features a diverse lineup of national, regional, and local tenants such as Cold Stone Creamery, Panera Bread and Starbucks.

The Company transitioned the Delray Marketplace project in Delray Beach, Florida to an in-process development upon the commencement of site construction.  The Company has 17 executed leases at this property, which include anchors Publix and Frank Theatres, and the property and is 62.5% pre-leased or committed.   The total estimated costs of this project are expected to be $95 million, and the project is scheduled to open in the fourth quarter of 2012.  The Company intends to commence vertical construction in the third quarter of 2011 upon securing final approvals and construction financing.

In addition, we continue to focus on the preleasing of our future development projects.  During the second quarter, we executed anchor leases with four national tenants totaling 99,000 square feet at our New Hill Place development in Holly Springs, North Carolina (Raleigh, North Carolina MSA).

Construction continues on Whole Foods at Cobblestone Plaza in Pembroke Pines, Florida as well as the 100% leased South Elgin Commons II project in Chicago, Illinois.  The Rivers Edge redevelopment in Indianapolis, Indiana is under construction and is 99% leased, including anchors Nordstrom Rack, The Container Store, BuyBuy Baby, Arhaus Furniture, and BGI Fitness.

Strengthen Balance Sheet.  On June 6, 2011, we entered into an amended and restated three-year $200 million unsecured revolving credit facility with a one-year extension option.  Terms of the agreement include pricing at LIBOR plus 225 to 325 basis points depending on the Company’s leverage and an expansion feature allowing up to $300 million of total borrowing capacity, subject to certain conditions.  Proceeds were used to refinance the Company’s existing unsecured revolving credit facility.

Subsequent to June 30, 2011, we closed on $82 million of nonrecourse loans secured by the following properties:  Eddy Street Commons, Bayport Commons, Hamilton Crossing, Boulevard Crossing, Publix at Acworth, and Naperville Marketplace.  These loans have a ten year term and a fixed interest rate of 5.44%. The net proceeds of this loan were partially utilized to pay down the variable rate loans on Bayport Commons, Eddy Street Commons, and Glendale Town Center and the remainder was initially used to pay down a portion of the Company’s line of credit.

As of our filing date, we had $20.5 million of property-level debt with a scheduled maturity date in 2011 related to our Gateway Shopping Center property, and no other 2011 debt maturities.  We have the right to extend the loan secured by this property for one year, and have commenced that process.

Access the Capital Markets.  We are party to an Equity Distribution Agreement pursuant to which we may sell, from time to time, up to an aggregate of $25 million of our common shares.  We continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.   No shares were issued under this program during the quarter.

Results of Operations

At June 30, 2011, we owned interests in 63 properties consisting of 53 retail operating properties, six retail properties under redevelopment, and four operating commercial properties. As of this date, we also owned interests in three in-process retail development properties.  Of the 63 total properties held at June 30, 2011, only a limited service hotel component of an operating property was owned through an unconsolidated joint venture and accounted for under the equity method.

The comparability of results of operations in 2010 and 2011 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these years in conjunction with the discussion of our development, redevelopment, and operating property acquisition and disposition activities during those periods, which is set forth below.

Development Activities

The following in-process development properties were partially operational at various times from January 1, 2010 through June 30, 2011:

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

2
Construction of each of these properties was completed in phases.  The Economic Occupancy Dates indicated for each of these properties refers to its initial phase.  During portions of 2010 and 2011, these properties were still in various stages of leasing activity.

Property Acquisition Activities

In February, the Company acquired Oleander Point, a 52,000 square foot Lowe’s Foods-anchored retail shopping center in Wilmington, North Carolina, for $3.5 million.  Subsequent to the acquisition, the Company executed a lease termination agreement with Lowe’s Foods and a new lease with Whole Foods.  Construction at the center is currently scheduled to commence this summer, which we believe would permit Whole Foods to open in the second quarter of 2012.

In June, the Company acquired Lithia Crossing, a 81,000 square foot unencumbered shopping center in Tampa, Florida for a purchase price of $13.3 million.  The property is 95.6% leased, anchored by Stein Mart and features a diverse lineup of national, regional, and local tenants such as Cold Stone Creamery, Panera Bread, and Starbucks.  The Company allocated the purchase price to the fair value of tangible assets and intangibles. The allocation of the purchase price is preliminary

Redevelopment Activities

The following properties were in redevelopment status at various times during the period from January 1, 2010 through June 30, 2011:

Property Name	MSA	Transition Date1	Owned GLA

Coral Springs Plaza2	Ft. Lauderdale, Florida	March 2009	45,906
Courthouse Shadows	Naples, Florida	September 2008	134,867
Four Corner Square	Maple Valley, Washington	September 2008	44,000
Bolton Plaza	Jacksonville, Florida	June 2008	172,938
Rivers Edge	Indianapolis, Indiana	June 2008	152,285
Oleander Point	Wilmington, North Carolina	March 2011	51,888
The Centre	Carmel, Indiana	March 2011	77,455

____________________
1	Transition date represents the date the property was transferred from our operating portfolio to our redevelopment projects.
2	This property was transitioned to the operating portfolio in the fourth quarter of 2010.

Other Activities

In February 2011, we completed the acquisition of the remaining 40% interest in The Centre, a redevelopment property, in Indianapolis, Indiana from its joint venture partners and assumed all leasing and management responsibilities for the property.  The purchase price of the 40% interest was $2.2 million, including the settlement of a $0.6 million loan made by the Company.

Comparison of Operating Results for the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

The following table reflects our consolidated statements of operations for the three months ended June 30, 2011 and 2010 (unaudited):

	2011	2010	Net change 2010 to 2011
Revenue:
Rental income (including tenant reimbursements)	$23,840,112	$22,001,232	$1,838,880
Other property related revenue	1,414,061	849,036	565,025
Construction and service fee revenue	76,483	1,950,848	(1,874,365)
Total revenue	25,330,656	24,801,116	529,540
Expenses:
Property operating	4,541,865	3,733,851	808,014
Real estate taxes	3,639,368	3,163,086	476,282
Cost of construction and services	114,254	1,637,383	(1,523,129)
General, administrative, and other	1,413,918	1,254,792	159,126
Depreciation and amortization	9,893,224	12,165,390	(2,272,166)
Total Expenses	19,602,629	21,954,502	(2,351,873)
Operating income	5,728,027	2,846,614	2,881,413
Interest expense	(5,840,521)	(7,237,738)	1,397,217
Income tax benefit (expense) of taxable REIT subsidiary	30,760	(127,264)	158,024
Income (loss) from unconsolidated entities	92,220	(98,595)	190,815
Other income	93,582	66,810	26,772
Consolidated net income (loss)	104,068	(4,550,173)	4,654,241
Net loss attributable to noncontrolling interests	282,545	529,618	(247,073)
Net income (loss) attributable to Kite Realty Group Trust	386,613	(4,020,555)	4,407,168
Dividends on preferred shares	(1,443,750)	—	(1,443,750)
Net loss attributable to common shareholders	$(1,057,137)	$(4,020,555)	$2,963,418

Rental income (including tenant reimbursements) increased $1.8 million, or 8.4%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$220,898
Properties acquired during 2011	315,200
Properties under redevelopment during 2010 and/or 2011	68,038
Properties fully operational during 2010 and 2011 and other	1,234,744
Total	$1,838,880

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $1.2 million increase is primarily attributable to improved occupancy levels.  The leased percentage of the retail operating portfolio improved to 93.0% as of June 30, 2011 compared to 91.0% leased as of June 30, 2010.  In addition as noted below, there were increases in reimbursable property operating expenses and real estate taxes, which resulted in increased tenant reimbursement revenue.  For the total portfolio and excluding the effect of parking operations, the overall recovery ratio for reimbursable expenses was 73.0% for the three months ended June 30, 2011 compared to 72.2% for the three months ended June 30, 2010.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue increased $0.6 million, or 67%, primarily as a result of a $0.5 million increase in lease termination income.

Construction revenue and service fees decreased $1.9 million, or 96%, as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

Property operating expenses increased $0.8 million, or 21.6%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$254,667
Properties acquired during 2011	75,932
Properties under redevelopment during 2010 and/or 2011	3,998
Properties fully operational during 2010 and 2011 and other	473,417
Total	$808,014

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.5 million increase in property operating expenses relates primarily to an increase in bad debt expense, landscaping, and repairs and maintenance costs.

Real estate taxes increased $0.5 million, or 15%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$59,065
Properties acquired during 2011	27,323
Properties under redevelopment during 2010 and/or 2011	2,524
Properties fully operational during 2010 and 2011 and other	387,370
Total	$476,282

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.4 million increase in real estate taxes was primarily due to the timing of the reassessments of our operating properties.  The majority of increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Cost of construction and services decreased $1.5 million, or 93%, as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

General, administrative and other expenses increased $0.2 million, or 13%, due to a slight increase in certain public company costs.

Depreciation and amortization expense decreased $2.3 million, or 19%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$174,992
Properties acquired during 2011	1,177,040
Properties under redevelopment during 2010 and/or 2011	(3,022,379)
Properties fully operational during 2010 and 2011 and other	(601,819)
Total	$(2,272,166)

Of the $2.3 million total decrease in depreciation and amortization expense, $3.6 million was due to accelerated depreciation and amortization in the prior year from asset write offs due to the commencement of redevelopment at Rivers Edge and Coral Springs.  Redevelopment plans for these properties were finalized during the second quarter of 2010, resulting in a reduction of useful lives of certain assets that were scheduled to be demolished.  This decrease was offset by depreciation and amortization expense at Oleander Pointe of $1.1 million as redevelopment commenced during the quarter.  Excluding the changes due to accelerated depreciation on certain redevelopment properties, the $0.6 million decrease in depreciation and amortization expense was primarily due to the timing of leases commencing at certain operating properties.

Interest expense decreased $1.4 million, or 19%.  This decrease was primarily due to reduction of indebtedness as proceeds from the December 2010 preferred stock issuance were used to retire the Company’s $55 million term loan.  In addition, the Company’s borrowing rate decreased due to the expiration of $75 million of interest rate swaps in February 2011.

Income from unconsolidated entities was $92,000 in 2011 as compared to a loss of $99,000 in 2010.  This relates to the limited service hotel component of our Eddy Street Commons property.  The loss in 2010 primarily represents pre-operating expenses related to the limited service hotel. Our other equity method joint venture (Parkside Town Commons) is under development and is not yet generating operating results.

Comparison of Operating Results for the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

The following table reflects our consolidated statements of operations for the six months ended June 30, 2011 and 2010 (unaudited):

	2011	2010	Net change 2010 to 2011
Revenue:
Rental income (including tenant reimbursements)	$47,386,565	$44,577,704	$2,808,861
Other property related revenue	2,302,593	1,948,848	353,745
Construction and service fee revenue	86,520	3,830,198	(3,743,678)
Total revenue	49,775,678	50,356,750	(581,072)
Expenses:
Property operating	9,451,877	8,308,203	1,143,674
Real estate taxes	6,952,312	6,539,400	412,912
Cost of construction and services	164,167	3,395,701	(3,231,534)
General, administrative, and other	3,262,370	2,630,762	631,608
Depreciation and amortization	19,070,097	20,710,245	(1,640,148)
Total Expenses	38,900,823	41,584,311	(2,683,488)
Operating income	10,874,855	8,772,439	2,102,416
Interest expense	(11,742,146)	(14,334,601)	2,592,455
Income tax benefit (expense) of taxable REIT subsidiary	46,833	(153,100)	199,933
Income (loss) from unconsolidated entities	4,595	(98,595)	103,190
Other income	142,620	132,560	10,060
Consolidated net loss	(673,243)	(5,681,297)	5,008,054
Net loss attributable to noncontrolling interests	353,039	586,062	(233,023)
Net loss attributable to Kite Realty Group Trust	(320,204)	(5,095,235)	4,775,031
Dividends on preferred shares	(2,887,500)	—	(2,887,500)
Net loss attributable to common shareholders	$(3,207,704)	$(5,095,235)	$1,887,531

Rental income (including tenant reimbursements) increased $2.8 million, or 6.3%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$688,329
Properties acquired during 2011	449,423
Properties under redevelopment during 2010 and/or 2011	105,224
Properties fully operational during 2010 and 2011 and other	1,565,885
Total	$2,808,861

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $1.6 million increase in rental income relates primarily to an increase in base rental revenue due to improved occupancy levels.  In addition as noted below, there were increases in reimbursable property operating expenses and real estate taxes.  The leased percentage of the retail operating portfolio improved to 93.0% as of June 30, 2011 compared to 91.0% leased as of June 30, 2010.  For the overall portfolio and excluding the effect of parking operations, the overall recovery ratio for reimbursable expenses was 72.7% for both the six months ended June 30, 2011 and 2010.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue increased $0.4 million, or 18%, primarily as a result of a $0.7 million increase in lease termination income, $0.3 million increase in miscellaneous property income, and $0.1 million increase in overage rent partially offset by a $0.8 million decrease in gains on land sales.

Construction revenue and service fees decreased $3.7 million, or 98%, as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

Property operating expenses increased $1.1 million, or 14%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$514,381
Properties acquired during 2011	103,117
Properties under redevelopment during 2010 and/or 2011	(35,023)
Properties fully operational during 2010 and 2011 and other	561,199
Total	$1,143,674

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.6 million increase in property operating expenses relates primarily to an increase in bad debt expense, landscaping, snow removal costs, and repairs and maintenance costs.

Real estate taxes increased $0.4 million, or 6%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$152,540
Properties acquired during 2011	31,725
Properties under redevelopment during 2010 and/or 2011	52,607
Properties fully operational during 2010 and 2011 and other	176,040
Total	$412,912

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.2 million increase in real estate taxes was primarily due to the timing of the reassessments of our operating properties.  The majority of increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Cost of construction and services decreased $3.2 million, or 95%, as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

General, administrative and other expenses increased $0.6 million, or 24%, primarily due to an increase in discretionary incentive compensation that was granted in 2011 with respect to 2010 performance.  The remainder of the increase was due to an increase in various public company costs.

Depreciation and amortization expense decreased $1.6 million, or 8%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$493,856
Properties acquired during 2011	1,652,529
Properties under redevelopment during 2010 and/or 2011	(2,747,181)
Properties fully operational during 2010 and 2011 and other	(1,039,532)
Total	$(1,640,328)

Of the $1.6 million total decrease in depreciation and amortization expense, $3.4 million was due to accelerated depreciation and amortization in the prior year from asset write offs due to the commencement of redevelopment at Rivers Edge and Coral Springs.  Redevelopment plans for these properties were finalized during the second quarter of 2010, resulting in a reduction of useful lives of certain assets that were scheduled to be demolished.  Of the $1.7 million total increase in depreciation and amortization expense on acquired properties, $1.6 million was due to accelerated depreciation on the redevelopment of Oleander Point that commenced in the second quarter.   The decrease for the properties that were fully operational of $0.5 million is due to the timing of leases commencing at certain operating properties.

Interest expense decreased $2.6 million, or 18%.  This decrease was primarily due to reduction of indebtedness as proceeds from the December 2010 preferred stock issuance were used to retire the Company’s $55 million term loan.  In addition, the Company’s borrowing rate decreased due to the expiration of $75 million of interest rate swaps in February 2011.

Income from unconsolidated entities was $5,000 in 2011 as compared to a loss of $99,000 in 2010.  This relates to the limited service hotel component of our Eddy Street Commons property. The loss in 2010 primarily represents pre-operating expenses related to the limited service hotel. Our other equity method joint venture (Parkside Town Commons) is under development and is not yet generating operating results.

Liquidity and Capital Resources

Overview

Our primary finance and capital strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective manner. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings or equity offerings and investments in real estate, including the purchase price of properties to be developed or acquired, the estimated market value of our properties and the Company as a whole upon consummation of the borrowing or offering, our leverage and other ratios, and the ability of particular properties to generate cash flow to cover debt service.  We continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares, or other securities.

Our Principal Capital Resources

 For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 28.  In addition to cash generated from operations, we discuss below our other principal capital resources.

On June 6, 2011, we entered into an unsecured Second Amended and Restated Credit Agreement (the “Credit Agreement”) with KeyBank National Association as Administrative Agent.  The credit agreement provides for a $200 million unsecured facility, which is the same amount provided for in the prior credit agreement.  As of June 30, 2011, our outstanding indebtedness under the unsecured facility was $139.3 million, bearing interest at a rate of LIBOR plus 275 basis points.  The amount that we may borrow under the unsecured facility is based on the value of assets in our unencumbered property pool and, as of June 30, 2011, the maximum that may be drawn was $187.1 million; as a result, the amount available to us for future draws under the unsecured facility was approximately $40.7 million.  Our unsecured facility is scheduled to mature in June 2014, with a one-year extension option.  We were in compliance with all applicable financial covenants under the unsecured facility as of June 30, 2011.

For more information regarding the terms and conditions of the unsecured facility, including interest rates, applicable financial and other covenants and our ability to make distributions, see the discussion in our Current Report on Form 8-K filed on June 9, 2011.

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

Short-Term Liquidity Needs

Near-Term Debt Maturities,  As of June 30, 2011, we had a total of $124.4 million of property-level debt with scheduled maturity dates over the next 12 months.  Subsequent to the end of the quarter, we received proceeds of $82.0 million from the issuance of  nonrecourse loans, which mature in 2021.  A portion of these proceeds was utilized to pay down $59.5 million of variable rate loans on Bayport Commons, Eddy Street Commons, and Glendale Town Center, all of which were scheduled to mature in the next 12 months.  We have the option to extend the maturity for one year, subject to certain customary conditions, on $20.5 million of near-term debt maturities.  With respect to the remaining $44.4 million of debt maturing in the next 12 months, we are in discussions with long-term financing sources to enable us to repay, refinance, or extend the maturity date of these loans.  We may also seek to access funds available under our credit facility and to access the capital markets, including common or preferred shares available on our effective shelf registration statement, to raise proceeds to repay a portion of this debt.

We cannot, however, provide assurance that we will successfully address all of our 2011 debt maturities on favorable terms or at all.  Failure to comply with our obligations under our loan agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.   In addition, certain of our variable rate loans and construction loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under the loans if we fail to satisfy these financial covenants.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for more information related to the risks associated with our indebtedness.

Subsequent to pay downs that occurred in July 2011 discussed above, our total indebtedness due to mature over the next twelve months is comprised of the following:

	Amounts due during the three months ended:
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	Total
Mortgage Debt - Fixed Rate 1	$—	$—	$24,950,643	$—	$24,950,643
Mortgage Debt - Variable Rate 2	—	20,532,866	—	14,720,250	35,253,116
Construction Loans 3	—	—	4,725,000	—	4,725,000
Corporate Debt	—	—	—	—	—
Total	$—	$20,532,866	$29,675,643	$14,720,250	$64,928,759

____________________
1	This debt does not have an automatic extension; however, we are pursuing financing alternatives to enable us to repay, refinance or extend the maturity dates of this loan.
2
Of the $35.3 million of variable rate mortgage debt maturing over the next twelve months, $20.5 million maturing during the quarter December 31, 2011 and secured by Gateway Shopping Center has an extension option of one year, subject to certain customary conditions.  We may elect this option to extend the maturity date of this loan, and we currently believe that all of the conditions necessary for such extension will be met. With respect to the remaining $14.7 million, we are pursuing other financing alternatives to enable us to repay, refinance or extend the maturity dates of these loans.

3	This debt does not have an automatic extension; however, we are pursuing financing alternatives to enable us to repay, refinance, or extend the maturity date of this loan.

See also “Debt Maturities,” below.

Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership), and recurring capital expenditures. In June 2011, our Board declared a quarterly cash distribution of $0.06 per common share and common unit (or $4.3 million) for the quarter ended June 30, 2011.  In August 2011, our Board declared a quarterly cash distribution of $0.515625 per preferred share (or $1.4 million) for the distribution period from June 2, 2011 to September 1, 2011.

When we lease space to new tenants, or renew leases for existing tenants, we typically incur expenditures for tenant improvements and external and internal leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from year to year.  During the three and six months ended June 30, 2011, we incurred $0.2 and $0.3 million, respectively, of costs for recurring capital expenditures on operating properties.  During the three and six months ended June 30, 2011, we also incurred $0.9 million and $1.8 million, respectively, of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $7.1 million of additional major tenant improvements and renovation costs within the next twelve months at several properties in our operating and redevelopment properties.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on construction loans and our unsecured revolving credit facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Redevelopment Properties. As of June 30, 2011, six of our properties (Rivers Edge, Bolton Plaza, Courthouse Shadows, Four Corner Square, Oleander Pointe, and The Centre) were undergoing redevelopment activities.  We currently anticipate our investment in these redevelopment projects will total approximately $37 million, of which $13.2 million has already been incurred, although this estimate may change as the scope of each project is refined.  The Company has entered into a five-year construction loan to fund the redevelopment of the Rivers Edge property.  We believe we currently have sufficient financing in place to fund the remaining redevelopments through borrowings under our unsecured facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Development Properties. As of June 30, 2011, we had three in-process development projects (Cobblestone Plaza, South Elgin Commons Phase II, and Delray Marketplace).  The total estimated cost, including our share and our joint venture partners’ share, for these projects is $163 million, of which $108.8 million had been incurred as of June 30, 2011. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through new or existing construction loans.

Future Development Projects. In addition to our in-process development and redevelopment projects, we have future development projects (Broadstone Station and New Hill Place, Phase I) which include land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of June 30, 2011, these 100%-owned future development projects are expected to contain 0.7 million square feet of total leasable area. We currently anticipate the total estimated cost of these two projects will be approximately $49 million, although this estimate may change as the scope of each project is refined. Although we intend to develop these properties, we are not contractually obligated to complete any of these future development projects.  With respect to each future development project, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  Once these projects are transferred to an in-process development, we intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured revolving credit facility, if necessary.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital.  It is unlikely that we would have sufficient funds on hand to meet these long-term capital requirements.  We would have to satisfy these needs through participation in joint venture arrangements, additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions.  We cannot be certain that we will have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements.

We have entered into an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The agreement allows for the Venture to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. We have agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million.  We have the option to present to PREI additional opportunities with estimated project costs under $50 million. The agreement allows for equity capital contributions of up to $500 million to be made to the Venture for qualifying projects.  We expect contributions would be made on a project-by-project basis with PREI contributing 80% and us contributing 20% of the equity required. Our first project with PREI is Parkside Town Commons, which is currently held as a future development asset. As of June 30, 2011, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

Debt Maturities

The table below presents scheduled principal repayments (including annual maturities) on mortgage and other indebtedness (including our share of unconsolidated debt) as of June 30, 2011.

20113	$67,527,818
20123	73,390,473
20131	92,886,984
20142	186,340,491
2015	42,153,279
Thereafter	204,556,248
666,855,293
Unamortized Premiums	331,483
Total	$667,186,776

____________________
1	Includes our $8.1 million share of the Parkside Town Commons construction loan.
2	Includes our $4.8 million share of the Eddy Street Commons Limited Service Hotel construction loan.
3
Subsequent to the end of the quarter, we received proceeds of $82.0 million from the issuance of nonrecourse loans.  A portion of these proceeds were utilized to pay down $45.2 million of variable rate loans scheduled to mature in 2011 and a $14.3 million variable rate loan scheduled to mature in 2012.

Cash Flows

As of June 30, 2011, we had cash and cash equivalents of $7.6 million on hand. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such investments may temporarily be in excess of FDIC and SIPC insurance limits; however we attempt to limit our exposure at any one time.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Cash provided by operating activities was $15.0 million for the six months ended June 30, 2011, an increase of $0.9 million over the same period of 2010.  The increase was primarily due to a decrease in interest payments due to decreased indebtedness as proceeds from the preferred stock issuance were used to retire the Company’s $55 million term loan in December 2010.  This increase was partially offset as a result of increased leasing costs and the timing of cash payments and receipts as reflected by changes in accounts payable, accrued expenses, deferred revenue and other liabilities.

Cash used in investing activities was $48.3 million for the six months ended June 30, 2011, an increase of $29.4 million compared to the same period of 2010.  Highlights of significant cash sources and uses are as follows:
•	Increase in development costs of $7.4 million as construction was ongoing at Cobblestone Plaza, South Elgin Commons, and Rivers Edge;
•	Acquisition costs of $16.4 million related to the Oleander Pointe and Lithia Crossing acquisitions that occurred in 2011; and
•	Contribution of $5.8 million to Parkside Town Commons that was utilized by the joint venture to partially pay down its variable rate debt.

Cash provided by financing activities was $25.5 million for the six months ended June 30, 2011, compared to cash used by financing activities of $4.8 million in the same period of 2010.  Highlights of significant cash sources and uses in 2011 are as follows:
•	Draws of $41.8 million on the Company’s unsecured revolving credit facility to fund acquisition , development and redevelopment activity, and contribution to Parkside Town Commons;
•
Issuance of $21.0 million of fixed rate debt with a 10-year term and an interest rate of 5.77%.  The loan is secured by International Speedway Square.  The net proceeds were utilized to pay down the Company’s unsecured revolving credit facility;

•
Issuance of $7.8 million of variable rate debt with a 30-month term and a variable interest rate of LIBOR + 300 basis points.  The loan is secured by land held for development at the intersection of Highways 951 & 41 in Naples, Florida.  The net proceeds were utilized to pay down the Company’s unsecured revolving credit facility;

•	Distributions to preferred shareholders of $2.8 million;
•	Acquisition of our partner’s non-controlling interest in The Centre for $1.7 million; and
•	Loan transaction costs of $4.5 million related to the year to date loan activity and the $82.0 million nonrecourse loans that closed in August 2011.

Funds From Operations

Funds From Operations (“FFO”), is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (NAREIT), which we refer to as the White Paper. The White Paper defines FFO as consolidated net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, preferred dividends, plus depreciation and amortization, and after adjustments for third-party shares of appropriate items.

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

Our calculation of FFO (and reconciliation to consolidated net income or loss, as applicable) for the three and six months ended June 30, 2011 and 2010 (unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated net income (loss)	$104,068	$(4,550,173)	$(673,243)	$(5,681,297)
Less dividends on preferred shares	(1,443,750)	—	(2,887,500)	—
Less net (loss) income attributable to noncontrolling interests in properties	(25,189)	24,563	(41,775)	(54,526)
Add depreciation and amortization of consolidated entities, net of noncontrolling interests	9,755,149	12,004,739	18,769,535	20,327,252
Add depreciation and amortization of unconsolidated entities	13,867	41,359	97,067	41,359
Funds From Operations of the Kite Portfolio1	8,404,145	7,520,488	15,264,084	14,632,788
Less redeemable noncontrolling interests in Funds From Operations	(916,052)	(842,294)	(1,670,645)	(1,638,872)
Funds From Operations allocable to the Company1	$7,488,093	$6,678,194	$13,593,439	$12,993,916

____________________
1
“Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of our Operating Partnership’s real estate properties and construction and service subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the redeemable non-controlling weighted average diluted interest in the Operating Partnership.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that in our opinion have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our operating and future development properties, as discussed in Note 9 to our Consolidated Financial Statements included herein, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed below.  As of June 30, 2011, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

As of June 30, 2011, our share of unconsolidated joint venture indebtedness was $12.8 million.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of June 30, 2011, the Operating Partnership had guaranteed its $8.1 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.   Our partner in this joint venture also guarantees its share of the joint venture’s debt.   Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

Contractual Obligations

Except with respect to our debt maturities as discussed on page 27, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.  See “Debt Maturities” on page 24.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $654.3 million of outstanding consolidated indebtedness as of June 30, 2011 (inclusive of net premiums on acquired debt of $0.3 million). As of this date, we were party to various consolidated interest rate hedge agreements totaling $144.3 million, with maturities over various terms from 2011 through 2017.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been $440.0 million (67%) and $214.0 million (33%), respectively, of our total consolidated indebtedness at June 30, 2011.  Including our $12.8 million share of unconsolidated variable debt and the effect of related hedge agreements, our fixed and variable rate debt is 66% and 34%, respectively, of the total of consolidated and our share of unconsolidated indebtedness at June 30, 2011.

Based on the amount of our fixed rate debt at June 30, 2011, a 100 basis point increase in market interest rates would result in a decrease in its fair value of $11.8 million. A 100 basis point change in interest rates on our variable rate debt as of June 30, 2011 would change our annual cash flow by $2.3 million.   Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is party to various actions representing routine litigation and administrative proceedings arising in the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
10.1
Credit Agreement, dated as of June 6, 2011, by and among the Operating Partnership, the Company, KeyBank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association, as successor to Wachovia Bank National Association as Documentation Agent and the other lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report filed on June 9, 2011

10.2	Guaranty, dated as of June 6, 2011, by the Company and certain subsidiaries of the Operating Partnership party thereto.	Incorporated by reference to Exhibit 10.2 to the Current Report filed on June 9, 2011

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

August 5, 2011	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 5, 2011	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
10.1
Credit Agreement, dated as of June 6, 2011, by and among the Operating Partnership, the Company, KeyBank National Association, as Administrative Agent, Bank of America, N. A., as Syndication Agent, Wells Fargo Bank, National Association, as successor to Wachovia Bank National Association as Documentation Agent and the other lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report filed on June 9, 2011

10.2	Guaranty, dated as of June 6, 2011, by the Company and certain subsidiaries of the Operating Partnership party thereto.	Incorporated by reference to Exhibit 10.2 to the Current Report filed on June 9, 2011

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filde herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith