Form 10-Q
period 2011-09-30
KITE REALTY GROUP TRUST
filed 2011-11-07
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of Common Shares outstanding as of November 1, 2011 was 63,613,530 ($.01 par value)

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Part I. FINANCIAL INFORMATION
Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets:
Investment properties, at cost:
Land	$238,765,784	$228,707,073
Land held for development	34,137,679	27,384,631
Buildings and improvements	834,683,594	780,038,034
Furniture, equipment and other	5,381,232	5,166,303
Construction in progress	147,869,319	158,636,747
	1,260,837,608	1,199,932,788
Less: accumulated depreciation	(173,291,230)	(152,083,936)
Net real estate investments	1,087,546,378	1,047,848,852
Cash and cash equivalents	9,241,422	15,394,528
Tenant receivables, including accrued straight-line rent of $10,636,463 and $9,113,712, respectively, net of allowance for uncollectible accounts	19,397,381	18,204,215
Other receivables	3,218,490	5,484,277
Investments in unconsolidated entities, at equity	21,310,480	11,193,113
Escrow and other deposits	14,303,077	8,793,968
Deferred costs, net	30,144,538	24,207,046
Prepaid and other assets	2,466,816	1,656,746
Total Assets	$1,187,628,582	$1,132,782,745

Liabilities and Equity:
Mortgage and other indebtedness	$675,762,674	$610,926,613
Accounts payable and accrued expenses	42,554,356	32,362,917
Deferred revenue and other liabilities	13,136,563	15,399,002
Total Liabilities	731,453,593	658,688,532
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	41,941,449	44,115,028
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 2,800,000 and 2,800,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	70,000,000	70,000,000
Common Shares, $.01 par value, 200,000,000 shares authorized, 63,606,971 shares and 63,342,219 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	636,070	633,422
Additional paid in capital and other	449,650,250	448,779,180
Accumulated other comprehensive loss	(1,547,036)	(2,900,100)
Accumulated deficit	(108,744,484)	(93,447,581)
Total Kite Realty Group Trust Shareholders' Equity	409,994,800	423,064,921
Noncontrolling Interests	4,238,740	6,914,264
Total Equity	414,233,540	429,979,185
Total Liabilities and Equity	$1,187,628,582	$1,132,782,745

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Minimum rent	$19,503,426	$18,292,136	$56,844,760	$53,768,732
Tenant reimbursements	4,924,929	4,246,120	14,970,159	13,347,228
Other property related revenue	852,629	1,346,672	3,155,222	3,295,520
Construction and service fee revenue	180,299	1,270,928	266,820	5,101,126
Total revenue	25,461,283	25,155,856	75,236,961	75,512,606
Expenses:
Property operating	4,488,239	4,496,055	13,940,116	12,804,258
Real estate taxes	3,488,890	3,158,006	10,441,201	9,697,406
Cost of construction and services	135,816	1,147,383	299,982	4,543,084
General, administrative, and other	1,402,299	1,260,314	4,664,671	3,891,076
Depreciation and amortization	8,797,064	10,731,138	27,867,160	31,441,383
Total expenses	18,312,308	20,792,896	57,213,130	62,377,207
Operating income	7,148,975	4,362,960	18,023,831	13,135,399
Interest expense	(6,567,870)	(6,978,767)	(18,310,016)	(21,313,368)
Income tax expense of taxable REIT subsidiary	(119,561)	(80,954)	(72,728)	(234,054)
Income (loss) from unconsolidated entities	239,852	(1,847)	244,447	(100,442)
Other income	40,839	53,633	183,460	186,193
Consolidated net income (loss)	742,235	(2,644,975)	68,994	(8,326,272)
Net loss attributable to noncontrolling interests	57,931	255,021	410,968	841,083
Net income (loss) attributable to Kite Realty Group Trust	$800,166	$(2,389,954)	$479,962	$(7,485,189)
Dividends on preferred shares	(1,443,750)	—	(4,331,250)	—
Net loss attributable to common shareholders	$(643,584)	$(2,389,954)	$(3,851,288)	$(7,485,189)

Net loss per common share attributable to Kite Realty Group Trust common shareholders - basic & diluted:	$(0.01)	$(0.04)	$(0.06)	$(0.12)

Weighted average common shares outstanding - basic	63,597,290	63,288,181	63,538,314	63,206,901
Weighted average common shares outstanding - diluted	63,597,290	63,288,181	63,538,314	63,206,901

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Consolidated net income (loss)	$742,235	$(2,644,975)	$68,994	$(8,326,272)
Other comprehensive (loss) income	(196,590)	584,568	1,522,021	1,064,035
Comprehensive income (loss)	545,645	(2,060,407)	1,591,015	(7,262,237)
Comprehensive loss attributable to noncontrolling interests	79,447	181,378	242,011	713,423
Comprehensive income (loss) attributable to Kite Realty Group Trust	$625,092	$(1,879,029)	$1,833,026	$(6,548,814)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)

						Accumulated
						Other
	Preferred Shares		Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Total

Balances, December 31, 2010	2,800,000	$70,000,000	63,342,219	$633,422	$448,779,180	$(2,900,100)	$(93,447,581)	$423,064,921
Stock compensation activity	—	—	248,883	2,490	592,164	—	—	594,654
Proceeds from employee share purchase plan	—	—	3,869	38	18,021	—	—	18,059
Other comprehensive income	—	—	—	—	—	1,353,064	—	1,353,064
Acquisition of noncontrolling interest in The Centre	—	—	—	—	(30,410)	—	—	(30,410)
Offering costs	—	—	—	—	(164,478)	—	—	(164,478)
Distributions declared to common shareholders	—	—	—	—	—	—	(11,445,615)	(11,445,615)
Distributions to preferred shareholders	—	—	—	—	—	—	(4,331,250)	(4,331,250)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	479,962	479,962
Exchange of redeemable noncontrolling interests for common shares	—	—	12,000	120	155,880	—	—	156,000
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	299,893	—	—	299,893
Balances, September 30, 2011	2,800,000	$70,000,000	63,606,971	$636,070	$449,650,250	$(1,547,036)	$(108,744,484)	$409,994,800

The accompanying notes are an integral part of these consolidated financial statements

.Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Consolidated net income (loss)	$68,994	$(8,326,272)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Equity in (earnings) loss of unconsolidated entities	(244,447)	100,442
Straight-line rent	(1,906,932)	(415,806)
Depreciation and amortization	28,973,830	32,673,322
Provision for credit losses	965,080	1,014,616
Compensation expense for equity awards	384,317	368,651
Amortization of debt fair value adjustment	(323,143)	(323,143)
Amortization of in-place lease liabilities	(1,931,572)	(2,196,266)
Distributions of income from unconsolidated entities	212,501	—
Changes in assets and liabilities:
Tenant receivables	950,033	115,909
Deferred costs and other assets	(10,146,259)	(738,248)
Accounts payable, accrued expenses, deferred revenue and other liabilities	4,149,222	2,292,064
Net cash provided by operating activities	21,151,624	24,565,269
Cash flows from investing activities:
Acquisitions of interests in properties	(16,368,190)	—
Capital expenditures, net	(50,297,517)	(31,690,697)
Change in construction payables	5,839,650	2,748,621
Note receivable from joint venture partner	125,780	—
Contributions to unconsolidated entities	(8,228,277)	(154,697)
Net cash used in investing activities	(68,928,554)	(29,096,773)
Cash flows from financing activities:
Offering proceeds, net of issuance costs	(146,418)	32,244
Acquisition of noncontrolling interest in The Centre	(1,696,542)	—
Loan proceeds	175,635,744	32,583,865
Loan transaction costs	(4,103,267)	(467,830)
Loan payments	(110,476,540)	(21,551,958)
Distributions paid – common shareholders	(11,429,680)	(11,368,979)
Distributions paid - preferred shareholders	(4,251,042)	—
Distributions paid – redeemable noncontrolling interests	(1,414,415)	(1,435,263)
Distributions to noncontrolling interests in properties	(494,016)	(494,856)
Net cash provided by (used in) financing activities	41,623,824	(2,702,777)
Net change in cash and cash equivalents	(6,153,106)	(7,234,281)
Cash and cash equivalents, beginning of period	15,394,528	19,958,376
Cash and cash equivalents, end of period	$9,241,422	$12,724,095

Non-cash investing and financing activities
Settlement of loan in acquisition of noncontrolling interest in The Centre	578,200	—

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction management, redevelopment and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  At September 30, 2011, the Company owned interests in 63 properties (consisting of 53 retail operating properties, six retail properties under redevelopment and four commercial operating properties). As of this date, the Company also had two in-process retail development properties.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Non-controlling Interests

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2010 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

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

Parkside Town Commons

The Company owns a non-controlling interest in one pre-development land parcel (Parkside Town Commons), which is accounted for under the equity method. Parkside Town Commons (the “Venture”) is owned through an agreement with Prudential Real Estate Investors (“PREI”).  The joint venture was formed with the purpose of developing, constructing, leasing, and managing a community shopping center in Cary, North Carolina.  As of September 30, 2011, the Company owned a 40% interest in the joint venture which, under the terms of the agreement with PREI, will be reduced to 20% upon the commencement of construction.  All significant decisions for the joint venture, including those decisions that most significantly impact its economic performance, require approval of both partners.

 In February 2011, the Venture extended the maturity date of the construction loan on the Parkside Town Commons property to August 2013 at an interest rate of LIBOR plus 275 basis points and paid down the principal balance by $13.7 million to $20.2 million.  In connection with the loan extension, the Company and PREI contributed $5.5 million and $8.2 million, respectively, to the Venture, which was utilized to partially pay down the loan balance.  The contributions and loan guarantee were consistent with each partner’s ownership interest.

In September 2011, the Company and PREI contributed $2.3 million and $3.5 million, respectively, to the Venture, and the amounts were used to further pay down the loan balance in accordance with the terms of the amended construction loan.  The contributions and loan guarantee were consistent with each partner’s ownership interest.  The Company’s share of the loan guarantee is $5.8 million as of September 30, 2011.

The Centre

In February 2011, the Company completed the acquisition of the remaining 40% interest in The Centre, a consolidated redevelopment property, from its joint venture partners and assumed all leasing and management responsibilities of the property.  The purchase price of the 40% interest was $2.2 million, including the settlement of a $0.6 million loan previously made by the Company.  The transaction was accounted for as an equity transaction as the Company retained its controlling financial interest.  The carrying amount of the non-controlling interest was eliminated, and the difference between the fair value of the consideration paid and the non-controlling interest was recognized in additional paid-in capital.

As of September 30, 2011, the Company had investments in five joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $75.4 million which is secured by assets of the VIEs with net book values totaling $155.9 million.  The Operating Partnership guarantees the debt of these VIEs; however, the VIEs could sell the properties before the performance under a guarantee would be required.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and contributions and distributions.

Non-controlling Interests

Non-controlling interests are reported as equity and the amount of consolidated net income specifically attributable to non-controlling interests is identified in the accompanying consolidated financial statements.  The non-controlling interests in certain of the properties for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
Non-controlling interests balance January 1	$6,914,264	$7,371,185
Net income allocable to non-controlling interests, excluding redeemable non-controlling interests	62,825	96,708
Acquisition of non-controlling interest in The Centre	(2,244,333)	—
Distributions to non-controlling interests	(494,016)	(494,856)
Non-controlling interests balance at September 30	$4,238,740	$6,973,037

The Company classifies redeemable non-controlling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because the Company may be required to pay cash to unitholders upon redemption of their interests in the Operating Partnership under certain circumstances.  The carrying amount of the redeemable non-controlling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of September 30, 2011 and 2010, the historic book value of the redeemable non-controlling interests exceeded the redemption value, so no adjustment was necessary.  As noted above, non-controlling interests in certain properties receive an allocation of consolidated net income in that property.  Redeemable non-controlling interests receive an allocation of consolidated net loss after preferred dividends and non-controlling interest in certain properties.  The redeemable non-controlling interests in the Operating Partnership for the nine months ended September 30, 2011 and 2010 was as follows:

	2011	2010
Redeemable non-controlling interests balance January 1	$44,115,028	$47,307,115
Net loss allocable to redeemable non-controlling interests	(473,793)	(937,791)
Accrued distributions to redeemable non-controlling interests	(1,412,850)	(1,428,329)
Other comprehensive income allocable to redeemable non-controlling interests 1	168,957	127,660
Exchange of redeemable non-controlling interest for common stock	(156,000)	(1,495,000)
Adjustment to redeemable non-controlling interests - operating partnership	(299,893)	916,148
Redeemable non-controlling interests balance at September 30	$41,941,449	$44,489,803

____________________
1	Represents the redeemable non-controlling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The following sets forth comprehensive income (loss) allocable to redeemable non-controlling interests for the nine months ended September 30, 2011 and 2010:

	2011	2010
Accumulated comprehensive loss balance at January 1	$(359,798)	$(731,835)
Other comprehensive income allocable to redeemable non-controlling interests 1	168,957	127,660
Accumulated comprehensive loss balance at September 30	$(190,841)	$(604,175)

____________________
1	Represents the redeemable non-controlling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The Company allocates net operating results of the Operating Partnership based on the partners’ respective weighted average ownership interest after consideration of preferred dividends.  The Company adjusts the redeemable non-controlling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the redeemable non-controlling weighted average interests in the Operating Partnership for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Company’s weighted average basic interest in Operating Partnership	89.0%	88.9%	89.0%	88.8%
Redeemable non-controlling weighted average basic interests in Operating Partnership	11.0%	11.1%	11.0%	11.2%

At both September 30, 2011 and December 31, 2010, the Company and the redeemable non-controlling ownership interests in the Operating Partnership were 89.0% and 11.0%.

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

Potentially dilutive securities include outstanding common share options, units in the Operating Partnership, which may be exchanged for either cash or common shares, at the Company’s option, under certain circumstances, and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash or the issuance of common shares as compensation to such trustees.  Due to the Company’s net losses attributable to common shareholders for the three and nine month periods ended September 30, 2011 and 2010, the potentially dilutive securities were not dilutive for those periods.

Approximately 1.7 million outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive for the three and nine months ended September 30, 2011 and 2010, respectively.

Note 4.  Property Acquisitions

In February 2011, the Company acquired Oleander Point, an unencumbered Lowe’s Foods-anchored retail shopping center in Wilmington, North Carolina, for a purchase price of $3.5 million. The Company allocated the purchase price to the fair value of tangible assets and intangibles.  Subsequent to the acquisition, the Company executed a lease termination agreement with Lowe’s Foods and a lease with new anchor Whole Foods.

In June 2011, the Company acquired Lithia Crossing, an unencumbered shopping center in Tampa, Florida for a purchase price of $13.3 million.  The property is anchored by Stein Mart and features a diverse lineup of national, regional, and local tenants such as Cold Stone Creamery, Panera Bread, and Starbucks.  The Company allocated the purchase price to the fair value of tangible assets and intangibles.  The allocation of the purchase price is preliminary.

Note 5. Mortgage and Other Indebtedness

Consolidated mortgage and other indebtedness consisted of the following at September 30, 2011 and December 31, 2010:

	Balance at
	September 30, 2011	December 31, 2010
Revolving credit facility	$131,686,200	$122,300,000
Notes payable secured by properties under construction - variable rate	72,631,572	88,424,770
Mortgage notes payable - fixed rate	376,856,906	277,560,128
Mortgage notes payable - variable rate	94,364,228	122,094,803
Net premiums on acquired debt	223,768	546,912
Total mortgage and other indebtedness	$675,762,674	$610,926,613

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at September 30, 2011, is summarized below

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$376,856,906	5.6	5.86%	56%
Floating rate debt (hedged)	88,916,292	1.1	5.14%	13%
Total fixed rate debt, considering hedges	465,773,198	4.8	5.73%	69%
Notes payable secured by properties under construction - variable rate	72,631,572	2.2	3.73%	11%
Other variable rate debt	226,050,428	2.3	2.99%	33%
Floating rate debt (hedged)	(88,916,292)	-1.1	-3.08%	-13%
Total variable rate debt, considering hedges	209,765,708	2.8	3.20%	31%
Net premiums on acquired debt	223,768	N/A	N/A	N/A
Total debt	$675,762,674	4.1	4.94%	100%

    Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.  Variable interest rates on mortgage and construction loans are based on LIBOR plus a spread of 125 to 350 basis points.  At September 30, 2011, the one-month LIBOR interest rate was 0.24%.  Fixed interest rates on mortgage loans range from 5.16% to 7.38%.

For the nine months ended September 30, 2011, the Company had total loan borrowings of $175.6 million and total loan repayments of $110.5 million.  The major components of this activity are as follows:

•
Draws of $51.2 million were made on the unsecured revolving credit facility.  These draws were utilized to fund the acquisitions of Oleander Point in Wilmington, North Carolina, Lithia Crossing in Tampa, Florida, and our partners’ non-controlling interest in The Centre in Indianapolis, Indiana, as well as the contributions to Parkside Town Commons in Raleigh, North Carolina, redevelopment costs, and tenant improvement and leasing costs;

•	The Company made draws on construction loans related to the South Elgin Commons Phase II, Rivers Edge, and Cobblestone Plaza developments totaling $9.3 million;

•
The Company closed on $82 million of nonrecourse loans secured by its Bayport Commons, Eddy Street Commons, Hamilton Crossing, Boulevard Crossing, Publix at Acworth, and Naperville Marketplace properties.  Each of these loans has a ten-year term and a fixed interest rate of 5.44%.  The Hamilton Crossing, Boulevard Crossing, Publix at Acworth, and Naperville Marketplace properties, as a group, serve as collateral for $43 million of the total borrowings.  A portion of the net proceeds from these loans were used to pay down the variable rate debt on the Bayport Commons, Eddy Street Commons, and Glendale Town Center properties and the remainder was initially used to pay down the Company’s unsecured revolving credit facility;

•
The Company issued $7.8 million of variable rate debt with a 30-month term, which carries a variable interest rate of LIBOR plus 300 basis points.  The loan is secured by land held for development in Naples, Florida.  The net proceeds were utilized to pay down the Company’s unsecured revolving credit facility;

•
The Company issued $21.0 million of fixed rate debt with a ten-year term and an interest rate of 5.77%.  The loan is secured by the International Speedway Square property in Daytona, Florida.  The net proceeds were utilized to pay down the Company’s unsecured revolving credit facility;

•	The Company retired the $1.5 million fixed rate loan on The Corner property;

•	The maturity date of the variable rate loan on the Indiana State Motor Pool property was extended to February 2014 at an interest rate of LIBOR plus 325 basis points;

•
The Company increased the borrowing capacity on the construction loan for its South Elgin Commons in-process development from $9.4 million to $16.5 million and removed the LIBOR floor of 2.00%.  The loan has a maturity date of September 30, 2013 and carries a variable interest rate of LIBOR plus 325 basis points;

•
The Company extended the $4.7 million loan secured by its Delray Marketplace in-process development to January 2012. The rate on the loan remained unchanged at LIBOR plus 300 basis points.  The Company received a construction loan commitment for approximately $62 million with loan closing anticipated to occur in the fourth quarter of 2011, subject to customary closing conditions;

•
The Company closed on a $3.7 million loan secured by the small shops portion of the Fishers Station property to replace the secured loan that matured in June 2011.  The loan has a maturity date of June 30, 2014 and carries a variable interest rate of LIBOR plus 340 basis points. In addition, the Company closed a $4.3 million revolving line of credit that is secured by the anchor portion of this property. This line of credit has a maturity date of June 30, 2013 and carries a variable interest rate of LIBOR plus 305 basis points. There were no amounts outstanding under this line of credit as of September 30, 2011; and

•	The Company made scheduled principal payments on all indebtedness totaling $3.6 million.

Subsequent to September 30, 2011, the Company exercised the one-year extension option on the $20.4 million variable rate mortgage on Gateway Shopping Center, to extend the maturity date to October 31, 2012.

Unsecured Revolving Credit Facility

On June 6, 2011, the Company entered into a Second Amended and Restated three-year $200 million unsecured revolving credit facility with a group of lenders led by Key Bank National Association, as agent, (the “unsecured facility”).  The unsecured facility has a maturity date of June 6, 2014, with a one-year extension option.  Borrowings under the unsecured facility bear interest at a variable interest rate of LIBOR plus 225 to 325 basis points, depending on the Company’s leverage.  The unsecured facility has a fee of 25 to 35 basis points on unused borrowings.  The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $300 million.

As of September 30, 2011, the unencumbered property pool consisted of 48 properties and other assets, of which 45 were wholly-owned and four were owned through joint ventures.  As of September 30, 2011, $131.7 million was drawn under the unsecured facility.  In addition, the Company had outstanding letters of credit totaling $7.2 million.  As of September 30, 2011, there were no amounts advanced against these instruments. The amount that we may borrow under the unsecured facility is based on the value of assets in our unencumbered property pool and, as of September 30, 2011, the maximum that may be drawn was $160.0 million; as a result, the amount available to us for future draws under the unsecured facility was approximately $21.1 million.

The Operating Partnership’s ability to borrow further amounts under the unsecured facility is subject to ongoing compliance by the Company, the Operating Partnership and their subsidiaries with various restrictive covenants, including those with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  The unsecured facility also requires the Company to satisfy certain financial covenants.  As of September 30, 2011, the Company was in compliance with all such covenants.

Fair Value of Fixed and Variable Rate Debt

As of September 30, 2011, the fair value of fixed rate debt was $407.5 million compared to the book value of $376.9 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 3.02% to 4.61%.  As of September 30, 2011, the fair value of variable rate debt was $297.1 million compared to the book value of $298.7 million.  The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 2.46% to 7.90%.

Note 6. Shareholders’ Equity

In February 2011, the Compensation Committee of the Company’s Board of Trustees approved long-term equity incentive compensation awards totaling 221,810 restricted shares and 76,271 common share options to members of executive management and certain other employees.  The restricted shares were granted at a fair value of $5.26 and will vest ratably over periods ranging from three to five years.  The common share options were issued with an exercise price of $5.26 and will vest ratably over five years.  The fair value of the options was determined to be $1.17 and was determined using the Black-Scholes valuation methodology.

On August 4, 2011, the Company’s Board of Trustees declared a cash distribution of $0.515625 per preferred share covering the distribution period from June 2, 2011 to September 1, 2011.  This distribution was paid on September 1, 2011 to shareholders of record as of August 18, 2011.

On September 19, 2011, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share and per Operating Partnership unit for the third quarter of 2011.  These distributions were paid on October 13, 2011 to shareholders and unitholders of record as of October 6, 2011.

During the nine months ended September 30, 2011, 12,000 Operating Partnership units were exchanged for the same number of common shares.

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges.  The Company has agreements with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of September 30, 2011, the Company was party to various consolidated cash flow hedge agreements with notional amounts totaling $89 million, which effectively fixes certain variable rate debt over various terms through 2017.  Utilizing a weighted average spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 5.14%.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of September 30, 2011 and December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

At September 30, 2011 the fair value of the Company’s interest rate hedge liabilities was $1.9 million, including accrued interest of $0.1 million, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2010 the fair value of the Company’s interest rate hedge liabilities was $3.8 million, including accrued interest of $0.5 million, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company currently expects an increase to interest expense of $0.8 million over the next 12 months as the hedged forecasted interest payments occur.  For the three and nine months ended September 30, 2011, an immaterial amount was recorded to interest expense, as a result of partial ineffectiveness.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the nine months ended September 30, 2011 and 2010, $2.8 million and $5.3 million, respectively, was reclassified as a reduction to earnings.

The Company’s share of net unrealized gains on its interest rate hedge agreements are the only components of its accumulated other comprehensive loss.  The following sets forth comprehensive income (loss) allocable to the Company for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to Kite Realty Group Trust	$800,166	$(2,389,954)	$479,962	$(7,485,189)
Other comprehensive (loss) income allocable to Kite Realty Group Trust1	(175,074)	510,925	1,353,064	936,375
Comprehensive income (loss) attributable to Kite Realty Group Trust	$625,092	$(1,879,029)	$1,833,026	$(6,548,814)

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 8. Segment Data

Historically, the operations of the Company have been aligned into two business segments: (1) real estate operations and development activities and (2) construction and advisory services.  Over the last several years, the Company made a strategic decision to reduce its third party construction and advisory services activities.  As a result of this decision, the Company has not entered into any new significant contracts during the last twelve months.  The operations of this segment are de minimis for the three and nine months ended September 30, 2011 and the Company expects they will remain so in the foreseeable future.  As a result, segment information for these periods is not presented.

Segment data of the Company for the three and nine months ended September 30, 2010 is as follows:

Three Months Ended September 30, 2010	Real Estate Operations and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$24,004,078	$2,605,317	$26,609,395	$(1,453,539)	$25,155,856
Operating expenses, cost of construction and services, general, administrative and other	8,901,375	2,620,079	11,521,454	(1,459,696)	10,061,758
Depreciation and amortization	10,686,079	45,059	10,731,138	-	10,731,138
Operating income	4,416,624	(59,821)	4,356,803	6,157	4,362,960
Interest expense	(7,087,850)	(34,638)	(7,122,488)	143,721	(6,978,767)
Income tax expense of taxable REIT subsidiary	—	(80,954)	(80,954)	—	(80,954)
Loss from unconsolidated entities	(1,847)	—	(1,847)	—	(1,847)
Other income	197,378	(24)	197,354	(143,721)	53,633
Consolidated net (loss) income	(2,475,695)	(175,437)	(2,651,132)	6,157	(2,644,975)
Net loss (income) attributable to noncontrolling interests	234,415	21,287	255,702	(681)	255,021
Net loss (income) attributable to Kite Realty Group Trust	$(2,241,280)	$(154,150)	$(2,395,430)	$5,476	$(2,389,954)
Total assets at September 30, 2010	$1,134,447,193	$17,258,358	$1,151,705,551	$(18,486,392)	$1,133,219,159

Nine Months Ended September 30, 2010	Real Estate Operations and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$70,924,295	$10,222,316	$81,146,611	$(5,634,005)	$75,512,606
Operating expenses, cost of construction and services, general, administrative and other	26,562,405	10,036,741	36,599,146	(5,663,322)	30,935,824
Depreciation and amortization	31,305,267	136,116	31,441,383	-	31,441,383
Operating income	13,056,623	49,459	13,106,082	29,317	13,135,399
Interest expense	(21,632,021)	(130,538)	(21,762,559)	449,191	(21,313,368)
Income tax expense of taxable REIT subsidiary	—	(234,054)	(234,054)	—	(234,054)
Loss from unconsolidated entities	(100,442)	—-	(100,442)	—-	(100,442)
Other income	627,167	8,217	635,384	(449,191)	186,193
Consolidated net (loss) income	(8,048,673)	(306,916)	(8,355,589)	29,317	(8,326,272)
Net loss (income) attributable to noncontrolling interests	797,857	46,490	844,347	(3,264)	841,083
Net loss (income) attributable to Kite Realty Group Trust	$(7,250,816)	$(260,426)	$(7,511,242)	$26,053	$(7,485,189)
Total assets at September 30, 2010	$1,134,447,193	$17,258,358	$1,151,705,551	$(18,486,392)	$1,133,219,159

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

Although the Company does not expect to own either the residential or the apartment complex components of the project, the Company has jointly guaranteed the apartment developer’s construction loan, which at September 30, 2011, had an outstanding balance of $30.3 million.  The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and a similar agreement in favor of the City of South Bend to complete all phases and the Company expects its portion to be approximately $64 million, with the exception of certain of the residential units, consistent with commitments the Company typically makes in connection with other bank-funded development projects.  If the Company fails to fulfill its contractual obligations in connection with the project, but is timely commencing and pursuing a cure, it will not be in default to either the University of Notre Dame or the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture under circumstances where the lender has limited recourse to the Company.  As of September 30, 2011, the Company’s share of unconsolidated joint venture indebtedness was $10.5 million, $5.8 million of which was related to the Parkside Town Commons development, which represents a guarantee by the Operating Partnership.  The remaining amount represents the Company’s share of the $9.5 million drawn on the Eddy Street Commons limited service hotel construction loan.

Other Commitments and Contingencies

The Company is party to various actions representing routine litigation and administrative proceedings arising out of the ordinary course of business. None of these actions are expected to have a material adverse effect on the consolidated financial condition, results of operations or cash flows taken as a whole.

The Company is obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of our in-process development and redevelopment projects.  The Company believes it currently has sufficient financing in place to fund these projects and expects to do so primarily through existing or new construction loans.  In addition, if necessary, it may make draws on its unsecured facility.

Note 10. Subsequent Events

On November 1, 2011, the limited service hotel at the Eddy Street Commons property was sold and the related debt was repaid .  The gain on sale will be reflected in the fourth quarter.  The Company owned a 50% non-controlling interest in this entity.

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•	national and local economic, business, real estate and other market conditions, particularly in light of the recent slowing of growth in the U.S. economy;

•	financing risks, including the availability of and costs associated with sources of liquidity;

•	the Company’s ability to refinance, or extend the maturity dates of, its indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant bankruptcies;

•	the competitive environment in which the Company operates;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property the Company owns;

•	risks related to the geographical concentration of our properties in Indiana, Florida and Texas;

•	other factors affecting the real estate industry generally; and

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

As of September 30, 2011, we owned interests in a portfolio of 63 properties including 53 retail operating properties totaling 8.1 million square feet of gross leasable area (including non-owned anchor space), six retail properties under redevelopment totaling 0.7 million square feet of gross leasable area and four operating commercial properties totaling 0.6 million square feet of net rentable area.  Also, as of September 30, 2011, we had an interest in two in-process development properties which, upon completion, are anticipated to have 0.4 million square feet of gross leasable area (including non-owned anchor space).  Of the 63 total properties held at September 30, 2011, only a limited service hotel component of an operating property was owned through an unconsolidated joint venture and accounted for under the equity method.

In addition to our in-process developments and redevelopments, we have future developments which include land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of September 30, 2011, these future developments consisted of four projects that are expected to contain 2.2 million square feet of total gross leasable area upon completion.

Finally, as of September 30, 2011, we also owned interests in other land parcels comprising 101 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheet.

Current Business Environment

Economic conditions have remained uneven during the third quarter of 2011.  Economic recovery has been unstable due to continued challenges in the housing market, mixed economic data, and concerns over the U.S. federal government’s ability to respond to these challenges.  Overall, economic growth in the United States was weaker than anticipated during the first nine months of 2011.  However, certain retailers continue to announce plans to increase their store openings over the next 24 months.  This expected growth in retail store numbers and improved retail sales in September 2011 could benefit existing retail centers in strong locations due to the limited amount of new construction activity.  Nationally, vacancy rates and asking rents remained flat at neighborhood and community centers with less than one million square feet of new space being added during the third quarter.

            As noted above, certain retailers are continuing to think about expanding their businesses and in certain cases have expressed optimism through expansion plans and capital allocation decisions.  Where prudent and consistent with our strategy, we will seek to capitalize on our relationships with tenants to maximize our growth.  We believe there will continue to be additional leasing opportunities during the remainder of 2011 and into 2012, particularly as tenants seek to lease new or renew existing space in connection with lease expirations, expansions, and other considerations.

The positive momentum identified by certain retailers has been tempered by weaker than anticipated U.S. economic growth, slowing employment growth, and uncertainty around the U.S. budget deficit and European sovereign debt issues.  These tempering factors have led to conditions that may continue to impact our business in a number of ways, including the following: soft consumer demand; increasing tenant bankruptcies; curtailment of our tenants’ operations; delays or postponements by current or potential tenants from entering into long-term leases with us; decreased demand for retail space; difficulty in collecting rent; our need to make rent adjustments and concessions; our outlay of additional capital to assist a tenant in the opening of its business; and termination by our tenants of their leases with us.

Ongoing Actions Taken to Capitalize on the Current Business Environment

   During the current quarter, we continued to execute on our strategy to maximize shareholder value, including:

Continued Focus on Leasing.  We continued to execute on our operating and leasing strategy.  During the current quarter, we executed new and renewal leases totaling 202,000 square feet and improved the leased percentage and net operating income of our operating retail properties.  Our small shop leased percentage has improved to 80.0% as of September 30, 2011 compared to 77.7% as of September 30, 2010, partially driving an improvement in the overall leased percentage to 93.1% as of September 30, 2011 compared to 92.5% as of September 30, 2010.  During the nine months ended September 30, 2011, we executed new and renewal leases totaling 666,200 square feet.

Development Activities:  The Company continued site construction at our Delray Marketplace project in Delray Beach, Florida.  As of September 30, 2011, the Company has executed 21 leases at this property, including anchors Publix and Frank Theatres, and the property is 66.0% pre-leased or committed.   The total estimated costs of this project are expected to be $95 million, and the project is scheduled to open in the fourth quarter of 2012.  Subsequent to September 30, 2011, we received a commitment for a construction loan to fund the vertical construction costs and, subject to customary closing conditions, anticipate closing on this loan during the fourth quarter of 2011.

Toys “R” Us/Babies “R” Us and Ross Stores opened at our South Elgin Commons property.  This 100% leased property was fully operational as of September 30, 2011.

At our Cobblestone Plaza development, we anticipate turning over leased space to anchor Whole Foods before the end of the year.  The pre-leased or committed percentage of this property has improved to 95.6% as Whole Foods’ opening approaches.  The total estimated costs of this project are expected to be $52 million, and the project is scheduled to open in early 2012.

The first phase of the Rivers Edge redevelopment in Indianapolis, Indiana is in the final stages of construction and is 100% leased.  Anchors Nordstrom Rack and The Container Store recently opened and buybuy Baby is expected to open by December 31, 2011.  The second phase of construction for anchors Arhaus Furniture and BGI Fitness is expected to be completed by the middle of 2012.

The Oleander Point redevelopment in Wilmington, North Carolina is under construction and Whole Foods is expected to open in the middle of 2012.  The total estimated costs of this project are expected to be $5 million.

Strengthen the Balance Sheet.  On June 6, 2011, we entered into an amended and restated three-year $200 million unsecured revolving credit facility with a one-year extension option.  Terms of the agreement include pricing at LIBOR plus 225 to 325 basis points depending on the Company’s leverage and an expansion feature allowing up to $300 million of total borrowing capacity, subject to certain conditions.  Proceeds were used to refinance the Company’s unsecured revolving credit facility.

In August 2011, we closed on $82 million of nonrecourse loans secured by our Bayport Commons, Eddy Street Commons, Hamilton Crossing, Boulevard Crossing, Publix at Acworth, and Naperville Marketplace properties.  Each of these loans has a ten-year term and a fixed interest rate of 5.44%. The net proceeds of these loans were partially utilized to pay down the variable rate loans on Bayport Commons, Eddy Street Commons, and Glendale Town Center and the remainder was used to pay down a portion of the Company’s revolving credit facility.

Subsequent to September 30, 2011, we exercised the one-year extension option on the $20.4 million of property-level debt related to our Gateway Shopping Center property to extend the maturity date to October 31, 2012.  The Company is currently analyzing the market value of this asset for potential sale.

As of the date of the filing of this Form 10-Q, we had no remaining 2011 debt maturities.

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

Results of Operations

At September 30, 2011, we owned interests in 63 properties consisting of 53 retail operating properties, six retail properties under redevelopment, and four operating commercial properties. As of this date, we also owned interests in two in-process retail development properties.  Of the 63 total properties held at September 30, 2011, only a limited service hotel component of an operating property was owned through an unconsolidated joint venture and accounted for under the equity method.

The comparability of results of operations in 2010 and 2011 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our development, redevelopment, and operating property acquisition and disposition activities during those periods, which is set forth below.

Development Activities

The following properties were partially operational at various times from January 1, 2010 through September 30, 2011:

Property Name	MSA	Economic Occupancy Date1	Owned GLA
Eddy Street Commons, Phase I2	South Bend, IN	September 2009	169,771
South Elgin Commons2	Chicago, IL	June 2009	128,000
Cobblestone Plaza2	Ft. Lauderdale, FL	March 2009	132,743

1	Represents the date in which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was sooner.

2
Construction of each of these properties was completed in phases.  The Economic Occupancy Dates indicated for each of these properties refers to its initial phase.  During portions of 2010 and 2011, these properties were still in various stages of development, construction, and leasing activity.

Property Acquisition Activities

In February 2011, the Company acquired Oleander Point, a 52,000 square foot unencumbered Lowe’s Foods-anchored retail shopping center in Wilmington, North Carolina, for a purchase price of $3.5 million.  Subsequent to the acquisition, the Company executed a lease termination agreement with Lowe’s Foods and a lease with new anchor Whole Foods.  The property was 85.9% pre-leased or committed as September 30, 2011.  Construction at the center has commenced and Whole Foods plans to open in the second quarter of 2012.

In June 2011, the Company acquired Lithia Crossing, a 81,000 square foot unencumbered shopping center in Tampa, Florida for a purchase price of $13.3 million.  The property is 87.9% leased, anchored by Stein Mart and features a diverse lineup of national, regional, and local tenants such as Cold Stone Creamery, Panera Bread, and Starbucks.

Redevelopment Activities

The following properties were in redevelopment status at various times during the period from January 1, 2010 through September 30, 2011:

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

Comparison of Operating Results for the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

The following table reflects our consolidated statements of operations for the three months ended September 30, 2011 and 2010 (unaudited):

	2011	2010	Net change 2010 to 2011
Revenue:
Rental income (including tenant reimbursements)	$24,428,355	$22,538,256	$1,890,099
Other property related revenue	852,629	1,346,672	(494,043)
Construction and service fee revenue	180,299	1,270,928	(1,090,629)
Total revenue	25,461,283	25,155,856	305,427
Expenses:
Property operating	4,488,239	4,496,055	(7,816)
Real estate taxes	3,488,890	3,158,006	330,884
Cost of construction and services	135,816	1,147,383	(1,011,567)
General, administrative, and other	1,402,299	1,260,314	141,985
Depreciation and amortization	8,797,064	10,731,138	(1,934,074)
Total Expenses	18,312,308	20,792,896	(2,480,588)
Operating income	7,148,975	4,362,960	2,786,015
Interest expense	(6,567,870)	(6,978,767)	410,897
Income tax expense of taxable REIT subsidiary	(119,561)	(80,954)	(38,607)
Income (loss) from unconsolidated entities	239,852	(1,847)	241,699
Other income	40,839	53,633	(12,794)
Consolidated net income (loss)	742,235	(2,644,975)	3,387,210
Net loss attributable to noncontrolling interests	57,931	255,021	(197,090)
Net income (loss) attributable to Kite Realty Group Trust	800,166	(2,389,954)	3,190,120
Dividends on preferred shares	(1,443,750)	—	(1,443,750)
Net loss attributable to common shareholders	$(643,584)	$(2,389,954)	$1,746,370

Rental income (including tenant reimbursements) increased $1.9 million, or 8.4%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$517,879
Properties acquired during 2011	355,691
Properties under redevelopment during 2010 and/or 2011	279,801
Properties fully operational during 2010 and 2011 and other	736,728
Total	$1,890,099

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.7 million increase is primarily attributable to improved occupancy levels and improvement in rental rates. The leased percentage of the retail operating portfolio improved to 93.1% as of September 30, 2011 compared to 92.2% leased as of September 30, 2010.  In addition as noted below, there were increases in reimbursable property operating expenses and real estate taxes, which resulted in increased tenant reimbursement revenue.  For the total portfolio and excluding the effect of parking operations, the overall recovery ratio for reimbursable expenses was 73.1% for the three months ended September 30, 2011 compared to 68.9% for the three months ended September 30, 2010.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue decreased $0.5 million, or 37%, primarily as a result of lower gains on land sales of $0.7 million and termination fees of $0.1 million partially offset by insurance recovery income of $0.3 million in the current quarter.

Construction revenue and service fees decreased $1.1 million, or 86%, as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

Property operating expenses decreased $7,800, or 0.2%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$82,806
Properties acquired during 2011	121,959
Properties under redevelopment during 2010 and/or 2011	(77,143)
Properties fully operational during 2010 and 2011 and other	(135,438)
Total	$(7,816)

Excluding the changes due to transitioned development properties, acquired properties, and the propertie under redevelopment, the net $0.1 million decrease in property operating expenses relates primarily to a decrease in bad debt expense of $0.3 million offset by slight increases in landscaping and repairs and maintenance costs.

Real estate taxes increased $0.3 million, or 10.5%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$136,587
Properties acquired during 2011	67,277
Properties under redevelopment during 2010 and/or 2011	2,333
Properties fully operational during 2010 and 2011 and other	124,687
Total	$330,884

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.1 million increase in real estate taxes was primarily due to the timing of the reassessments of our operating properties.  The majority of increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Cost of construction and services decreased $1.0 million, or 88%, as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

General, administrative and other expenses increased $0.1 million, or 11%, due to a slight increase in certain public company costs.

Depreciation and amortization expense decreased $1.9 million, or 18%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$245,186
Properties acquired during 2011	196,578
Properties under redevelopment during 2010 and/or 2011	(2,397,983)
Properties fully operational during 2010 and 2011 and other	22,145
Total	$(1,934,074)

Accelerated depreciation and amortization expense of $2.4 million was recorded in the prior year related to asset write offs due to the commencement of redevelopment at Rivers Edge and Coral Springs.  Redevelopment plans for these properties were finalized during the second quarter of 2010, resulting in a reduction of useful lives of certain assets that were scheduled to be demolished.  These decreases in depreciation and amortization were partially offset by an increase of $0.5 million related to acquired properties and transition of development properties to the operating portfolio.

Interest expense decreased $0.4 million, or 6%.  This decrease was primarily due to reduction of indebtedness as proceeds from the December 2010 preferred stock issuance were used to retire the Company’s $55 million term loan.  This decrease was partially offset by a higher interest rate on the Company’s line of credit and increased amortization of deferred financing fees related to current year debt issuances.

Income from unconsolidated entities was $240,000 in 2011 as compared to a loss of $2,000 in 2010.  This relates to the limited service hotel component of our Eddy Street Commons property.  The loss in 2010 primarily represents pre-operating expenses related to the limited service hotel. Our other equity method joint venture (Parkside Town Commons) is under development and is not yet generating operating results.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

The following table reflects our consolidated statements of operations for the nine months ended September 30, 2011 and 2010 (unaudited):

	2011	2010	Net change 2010 to 2011
Revenue:
Rental income (including tenant reimbursements)	$71,814,919	$67,115,960	$4,698,959
Other property related revenue	3,155,222	3,295,520	(140,298)
Construction and service fee revenue	266,820	5,101,126	(4,834,306)
Total revenue	75,236,961	75,512,606	(275,645)
Expenses:
Property operating	13,940,116	12,804,258	1,135,858
Real estate taxes	10,441,201	9,697,406	743,795
Cost of construction and services	299,982	4,543,084	(4,243,102)
General, administrative, and other	4,664,671	3,891,076	773,595
Depreciation and amortization	27,867,160	31,441,383	(3,574,223)
Total Expenses	57,213,130	62,377,207	(5,164,077)
Operating income	18,023,831	13,135,399	4,888,432
Interest expense	(18,310,016)	(21,313,368)	3,003,352
Income tax expense of taxable REIT subsidiary	(72,728)	(234,054)	161,326
Income (loss) from unconsolidated entities	244,447	(100,442)	344,889
Other income	183,460	186,193	(2,733)
Consolidated net loss	68,994	(8,326,272)	8,395,266
Net loss attributable to noncontrolling interests	410,968	841,083	(430,115)
Net income (loss) attributable to Kite Realty Group Trust	479,962	(7,485,189)	7,965,151
Dividends on preferred shares	(4,331,250)	—	(4,331,250)
Net loss attributable to common shareholders	$(3,851,288)	$(7,485,189)	$3,633,901

Rental income (including tenant reimbursements) increased $4.7 million, or 7.0%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$1,206,208
Properties acquired during 2011	805,114
Properties under redevelopment during 2010 and/or 2011	702,933
Properties fully operational during 2010 and 2011 and other	1,984,704
Total	$4,698,959

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $2.0 million increase in rental income relates primarily to an increase in base rental revenue due to improved occupancy levels and improvement in rental rates.  In addition as noted below, there were increases in reimbursable property operating expenses and real estate taxes.  The leased percentage of the retail operating portfolio improved to 93.1% as of September 30, 2011 compared to 92.2% leased as of September 30, 2010.  For the overall portfolio and excluding the effect of parking operations, the overall recovery ratio for reimbursable expenses was 72.8% for the nine months ended September 30, 2011 compared to 71.4% for the nine months ended September 30, 2010.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue decreased $0.1 million, or 4%, primarily as a result of lower gain on land sales of $1.5 million partially offset by an increase in lease termination income of $0.6 million, insurance recovery income of $0.6 million and parking revenues of $0.1 million.

Construction revenue and service fees decreased $4.8 million, or 95%, as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

Property operating expenses increased $1.1 million, or 9%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$597,187
Properties acquired during 2011	225,076
Properties under redevelopment during 2010 and/or 2011	(70,277)
Properties fully operational during 2010 and 2011 and other	383,872
Total	$1,135,858

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.4 million increase in property operating expenses relates primarily to an increase in bad debt expense, landscaping, snow removal costs, and repairs and maintenance costs.

Real estate taxes increased $0.7 million, or 8%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$289,128
Properties acquired during 2011	99,002
Properties under redevelopment during 2010 and/or 2011	91,820
Properties fully operational during 2010 and 2011 and other	263,845
Total	$743,795

Excluding the changes due t transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.3 million increase in real estate taxes was primarily due to the timing of the reassessments of our operating properties.  The majority of increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Cost of construction and services decreased $4.2 million, or 93%, as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

General, administrative and other expenses increased $0.8 million, or 20%, primarily due to an increase in discretionary incentive compensation that was granted in 2011 with respect to 2010 performance.  The remainder of the increase was due to an increase in various public company costs.

Depreciation and amortization expense decreased $3.6 million, or 11%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$739,043
Properties acquired during 2011	1,849,107
Properties under redevelopment during 2010 and/or 2011	(5,673,836)
Properties fully operational during 2010 and 2011 and other	(488,537)
Total	$(3,574,223)

Accelerated depreciation and amortization expense of $5.8 million was recorded in the prior year related to asset write-offs due to the commencement of redevelopment at Rivers Edge and Coral Springs.  Redevelopment plans for these properties were finalized during the second quarter of 2010, resulting in a reduction of useful lives of certain assets that were scheduled to be demolished.  These decreases in depreciation and amortization were partially offset by an increase of $2.2 million related to acquired properties, transition of development properties to the operating portfolio, and timing of lease commencements at fully operational properties.  Of this $2.2 million, $1.6 million was due to accelerated depreciation on the redevelopment of Oleander Point that commenced in the second quarter.

Interest expense decreased $3.0 million, or 14%.  This decrease was primarily due to reduction of indebtedness as proceeds from the December 2010 preferred stock issuance were used to retire the Company’s $55 million term loan.  This decrease was partially offset by a higher interest rate on the Company’s line of credit and increased amortization of deferred financing fees related to current year debt issuances.

Income from unconsolidated entities was $244,000 in 2011 as compared to a loss of $100,000 in 2010.  This relates to the limited service hotel component of our Eddy Street Commons property. The loss in 2010 primarily represents pre-operating expenses related to the limited service hotel. The improvement was also due to a full year of operations in 2011 as the hotel opened in the second quarter of 2010.  Our other equity method joint venture (Parkside Town Commons) is under development and is not yet generating operating results.

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

Our Principal Capital Resources

 For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 29.  In addition to cash generated from operations, we discuss below our other principal capital resources.

On June 6, 2011, we entered into an unsecured Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of lenders led by KeyBank National Association as Administrative Agent.  The credit agreement provides for a $200 million unsecured facility, which is the same amount provided for in the prior credit agreement.  As of September 30, 2011, our outstanding indebtedness under the unsecured facility was $131.7 million, bearing interest at a rate of LIBOR plus 275 basis points.  The amount that we may borrow under the unsecured facility is based on the value of assets in our unencumbered property pool and, as of September 30, 2011, the maximum that may be drawn was $160.0 million.  In addition, the Company had outstanding letters of credit totaling $7.2 million.  As of September 30, 2011, there were no amounts advanced against these instruments.  As a result, the amount available to us for future draws under the unsecured facility was approximately $21.1 million.  Our unsecured facility is scheduled to mature in June 2014, with a one-year extension option.  We were in compliance with all applicable financial covenants under the unsecured facility as of September 30, 2011.

In addition, we have a $4.3 million revolving line of credit that is secured by the Fishers Station anchor tenant.  There are no amounts outstanding under this line of credit as of September 30, 2011.

For more information regarding the terms and conditions of the unsecured facility, including interest rates, applicable financial and other covenants and our ability to make distributions, see the discussion in our Current Report on Form 8-K filed on June 9, 2011.

In the future, we may raise additional capital by pursuing joint venture capital partners and/or disposing of properties, land parcels or other assets that are no longer core components of our growth strategy.  The sale price may differ from our carrying value at the time of sale.  We will also continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

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

Short-Term Liquidity Needs

Near-Term Debt Maturities, As of September 30, 2011, we had a total of $75.5 million of property-level debt with scheduled maturity dates over the next 12 months.  Subsequent to the end of the quarter, we exercised the one-year extension option on the $20.4 million variable rate mortgage on Gateway Shopping Center, which extended the maturity date of this loan to October 31, 2012.  With respect to the remaining $55.1 million of debt maturing in the next 12 months, we are in discussions with long-term financing sources to enable us to repay, refinance, or extend the maturity date of these loans.  We may also seek to access funds available under our credit facility and to access the capital markets, including common or preferred shares, to raise proceeds to repay a portion of this debt.

We cannot, however, provide assurance that we will successfully address all of our 2012 debt maturities on favorable terms or at all.  Failure to comply with our obligations under our loan agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.   In addition, certain of our variable rate loans and construction loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under the loans if we fail to satisfy these financial covenants.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for more information related to the risks associated with our indebtedness.

Subsequent to the loan extension that occurred in October 2011 discussed above, our total indebtedness due to mature over the next twelve months is comprised of the following:

	Amounts due during the three months ended:
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	Total
Mortgage Debt - Fixed Rate 1	$—	24,840,027	$—-	10,863,691	$35,703,718
Mortgage Debt - Variable Rate 1	—	—	14,638,680	—	14,638,680
Construction Loans 1	—	4,725,000	—	—	4,725,000
Corporate Debt	—	—	—	—	—
Total	$—	$29,565,027	$14,638,680	$10,863,691	$55,067,398

____________________
1	These mortgages do not have additional automatic extension options; however, we are pursuing financing alternatives to enable us to repay, refinance or extend the maturity dates of these loans.

See also “Debt Maturities,” below.

Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership), and recurring capital expenditures. In September 2011, our Board declared a quarterly cash distribution of $0.06 per common share and common unit (or $4.3 million) for the quarter ended September 30, 2011.  In August 2011, our Board declared a quarterly cash distribution of $0.515625 per preferred share (or $1.4 million) for the distribution period from June 2, 2011 to September 1, 2011.

When we lease space to new tenants, or renew leases for existing tenants, we typically incur expenditures for tenant improvements and external and internal leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from period to period.  During the three and nine months ended September 30, 2011, we also incurred $0.9 million and $2.7 million, respectively, of total costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $7 million to $8 million of additional major tenant improvements and renovation costs within the next twelve months at several of our operating and redevelopment properties.  During the three and nine months ended September 30, 2011, we also incurred $0.1 million and $0.4 million, respectively of costs for recurring capital expenditures at our operating properties.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on construction loans and our unsecured revolving credit facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Redevelopment Properties. As of September 30, 2011, six of our properties (Rivers Edge, Bolton Plaza, Courthouse Shadows, Four Corner Square, Oleander Point, and The Centre) were undergoing redevelopment activities.  We currently anticipate our investment in these redevelopment projects will total approximately $37 million, of which $19.2 million has already been incurred.  This estimate may change as the scope of each project is refined.  The Company has entered into a five-year construction loan to fund the redevelopment of the Rivers Edge property.  We believe we currently have sufficient financing in place to fund the remaining redevelopments through borrowings under our unsecured facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Development Properties. As of September 30, 2011, we had two in-process development projects (Cobblestone Plaza and Delray Marketplace).  The total estimated cost, including our share and our joint venture partners’ share, for these projects is $147 million, of which $100 million had been incurred as of September 30, 2011. Subsequent to September 30, 2011, we received a commitment for a construction loan to fund the vertical construction costs and anticipate closing on this loan during the fourth quarter of 2011.  We believe we currently have sufficient financing in place to fund Cobblestone Plaza through an existing construction loan or draws from our line of credit.

Future Development Projects. In addition to our in-process development and redevelopment projects, we have future development projects (Broadstone Station and New Hill Place, Phase I) which include land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of September 30, 2011, these 100%-owned future development projects are expected to contain 0.7 million square feet of total leasable area. We currently anticipate the total estimated cost of these two projects will be approximately $49 million, an amount that is subject to change as the scope of each project is refined. Although we intend to develop these properties, we are not contractually obligated to complete any of these future development projects.  With respect to each future development project, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  Once these projects are transferred to an in-process development, we intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured revolving credit facility, if necessary.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital.  It is unlikely that we would have sufficient funds on hand to meet these long-term capital requirements.  We will have to satisfy these needs through participation in joint venture arrangements, additional borrowings, sales of common or preferred shares and/or cash generated through property dispositions.  We cannot be certain that we will have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements.

We have entered into an agreement (the “Venture”) with Prudential Real Estate Investors (“PREI”) to pursue joint venture opportunities for the development and selected acquisition of community shopping centers in the United States. The agreement allows for the Venture to develop or acquire up to $1.25 billion of well-positioned community shopping centers in strategic markets in the United States. We have agreed to present to PREI opportunities to develop or acquire community shopping centers, each with estimated project costs in excess of $50 million.  We have the option to present to PREI additional opportunities with estimated project costs under $50 million. The agreement allows for equity capital contributions of up to $500 million to be made to the Venture for qualifying projects.  We expect contributions would be made on a project-by-project basis with PREI contributing 80% and us contributing 20% of the equity required. Our first project with PREI is Parkside Town Commons, which is currently held as a future development asset. As of September 30, 2011, we owned a 40% interest in this joint venture which, under the terms of the Venture, will be reduced to 20% upon the placement of construction financing.  We are currently working on zoning plans with the municipality and negotiating letters of intent with junior anchor tenants.

Debt Maturities

The table below presents scheduled principal repayments (including annual maturities) on mortgage and other indebtedness (including our share of unconsolidated debt) as of September 30, 2011.

20113	$21,711,138
2012	60,044,900
20131	95,611,420
20142	179,983,938
2015	43,416,851
Thereafter	285,304,192
686,072,439
Unamortized Premiums	223,768
Total	$686,296,207

____________________
1	Includes our $5.8 million share of the Parkside Town Commons construction loan.
2	Includes our $4.8 million share of the Eddy Street Commons Limited Service Hotel construction loan.
3	Subsequent to the end of the quarter, we exercised the one-year extension option on the $20.4 million variable rate mortgage on Gateway Shopping Center to extend the maturity date to October 31, 2012.

Cash Flows

As of September 30, 2011, we had cash and cash equivalents of $9.2 million on hand. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such investments may temporarily be in excess of FDIC and SIPC insurance limits; however we attempt to limit our exposure at any one time.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Cash provided by operating activities was $21.2 million for the nine months ended September 30, 2011, a decrease of $3.4 million over the same period of 2010.  The decrease was primarily due to an increase in leasing costs and escrow deposits. This decrease was partially offset by a decrease in interest payments due to decreased indebtedness as proceeds from the preferred stock issuance were used to retire the Company’s $55 million term loan in December 2010.

Cash used in investing activities was $68.9 million for the nine months ended September 30, 2011, an increase of $39.8 million compared to the same period of 2010.  Highlights of significant cash sources and uses are as follows:

•	Increase in development costs of $15.5 million as construction was ongoing at Cobblestone Plaza, South Elgin Commons, Oleander Point, Delray Marketplace and Rivers Edge;
•	Acquisition costs of $16.4 million related to the Oleander Pointe and Lithia Crossing acquisitions that occurred in 2011; and
•	Contributions of $8.2 million to Parkside Town Commons that were utilized by the joint venture to partially pay down its variable rate debt.

Cash provided by financing activities was $41.6 million for the nine months ended September 30, 2011, compared to cash used by financing activities of $2.7 million in the same period of 2010.  Highlights of significant cash sources and uses in 2011 are as follows:

•	Draws of $51.2 million on the Company’s unsecured revolving credit facility to fund acquisition, development and redevelopment activity, and contributions to Parkside Town Commons;
•	Draws of $9.3 million were made on construction loans related to South Elgin Commons, Rivers Edge, and Cobblestone Plaza to fund development and redevelopment activity.
•
Issuance of $82.0 million of fixed rate debt with a 10-year term and a fixed interest rate of 5.44%.  The loan is secured by Eddy Street Commons, Bayport Commons, and a four property pool, which included Hamilton Crossing, Boulevard Crossing, Publix at Acworth, and Naperville Marketplace.  The net proceeds of these loans were utilized to pay down the variable rate loans on Bayport Commons, Eddy Street Commons, Glendale Town Center, and the remainder was initially used to pay down the Company’s unsecured revolving credit facility.

•
Issuance of $21.0 million of fixed rate debt with a 10-year term and a fixed interest rate of 5.77%.  The loan is secured by International Speedway Square.  The net proceeds were utilized to pay down the Company’s unsecured revolving credit facility;

•
Issuance of $7.8 million of variable rate debt with a 30-month term and a variable interest rate of LIBOR + 300 basis points.  The loan is secured by land held for development at the intersection of Highways 951 & 41 in Naples, Florida.  The net proceeds were utilized to pay down the Company’s unsecured revolving credit facility;

•	Distributions to common shareholders of $11.4 million;
•	Distributions to preferred shareholders of $4.3 million;
•	Acquisition of our partner’s non-controlling interest in The Centre for $1.7 million; and
•	Loan transaction costs of $4.1 million related to the year to date loan activity.

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

Our calculation of FFO (and reconciliation to consolidated net income or loss, as applicable) for the three and nine months ended September 30, 2011 and 2010 (unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated net income (loss)	$742,235	$(2,644,975)	$68,994	$(8,326,272)
Less dividends on preferred shares	(1,443,750)	—	(4,331,250)	—
Less net (loss) income attributable to noncontrolling interests in properties	(21,049)	(42,182)	(62,825)	(96,708)
Add depreciation and amortization, net of noncontrolling interests	8,656,553	10,483,967	27,523,156	30,852,578
Funds From Operations of the Kite Portfolio1	7,933,989	7,796,810	23,198,075	22,429,598
Less redeemable noncontrolling interests in Funds From Operations	(881,143)	(850,813)	(2,551,788)	(2,489,685)
Funds From Operations allocable to the Company1	$7,052,846	$6,945,997	$20,646,287	$19,939,913

Basic FFO per share of the Operating Partnership	$0.11	$0.11	$0.32	$0.32
Diluted FFO per share of the Operating Partnership	$0.11	$0.11	$0.32	$0.31

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that in our opinion have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our operating and future development properties, as discussed in Note 9 to our Consolidated Financial Statements included herein, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed below.  As of September 30, 2011, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon project specific construction financing.

As of September 30, 2011, our share of unconsolidated joint venture indebtedness was $10.5 million.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of September 30, 2011, the Operating Partnership had guaranteed its $5.8 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.   Our partner in this joint venture also guarantees its share of the joint venture’s debt.   Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

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

Market Risk Related to Fixed and Variable Rate Debt

We had $675.8 million of outstanding consolidated indebtedness as of September 30, 2011 (inclusive of net premiums on acquired debt of $0.2 million). As of this date, we were party to various consolidated interest rate hedge agreements totaling $88.9 million, with maturities over various terms from 2011 through 2017.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been $465.8 million (69%) and $209.8 million (31%), respectively, of our total consolidated indebtedness at September 30, 2011.  Including our $10.5 million share of unconsolidated variable debt and the effect of related hedge agreements, our fixed and variable rate debt is 68% and 32%, respectively, of the total of consolidated and our share of unconsolidated indebtedness at September 30, 2011.

Based on the amount of our fixed rate debt at September 30, 2011, a 100 basis point increase in market interest rates would result in a decrease in its fair value of $16.9 million. A 100 basis point change in interest rates on our variable rate debt as of June 30, 2011 would change our annual cash flow by $2.2 million.   Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KITE REALTY GROUP TRUST

November 7, 2011	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 7, 2011	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
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