Form 10-K
period 2011-12-31
KITE REALTY GROUP TRUST
filed 2012-03-02
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐ No   ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $291 million based upon the closing price of $4.98 per share on the New York Stock Exchange on such date.

The number of Common Shares outstanding as of February 24, 2012 was 63,622,095 ($.01 par value).

Documents Incorporated by Reference

Portions of the Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 9, 2012, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

KITE REALTY GROUP TRUST
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2011

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

Overview

Kite Realty Group Trust is a full-service, vertically integrated real estate company engaged in the development, construction, acquisition, ownership, and operation of high-quality neighborhood and community shopping centers in selected markets in the United States.

We conduct all of our business through our Operating Partnership, of which we are the sole general partner. As of December 31, 2011, we held an 89% interest in our Operating Partnership with limited partners owning the remaining 11%.

As of December 31, 2011, we owned interests in a portfolio of 54 retail operating properties totaling approximately 8.4 million square feet of gross leasable area (including approximately 2.9 million square feet of non-owned anchor space) located in nine states.  Our retail operating portfolio was 93.3% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 2.9% of our total annualized base rent. In the aggregate, our largest 25 tenants accounted for 38.1% of our annualized base rent.  See Item 2, “Properties” for a list of our top 25 tenants by annualized base rent.

We also own interests in four commercial (office/industrial) operating properties totaling approximately 0.6 million square feet of net rentable area, all located in the state of Indiana. The leased percentage of our commercial operating portfolio was 93.3% as of December 31, 2011.

As of December 31, 2011, we also had an interest in five in-process development or redevelopment retail projects. Upon completion, these projects are anticipated to have approximately 0.8 million square feet of gross leasable area (including approximately 0.2 million square feet of non-owned anchor space).  In addition to our in-process developments and redevelopments, we have future developments, which include land parcels that are undergoing pre-development activities and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financings.  As of December 31, 2011, these future developments consisted of three projects that are expected to contain 2.0 million square feet of total gross leasable area (including non-owned anchor space) upon completion.

In addition, as of December 31, 2011, we owned interests in various land parcels totaling approximately 101 acres.  These parcels are classified as “Land held for development” in the accompanying consolidated balance sheets and are expected to be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.

Significant 2011 Activities

Financing and Capital Raising Activities. As discussed in more detail below in “Business Objectives and Strategies,” our primary business objectives are to generate increasing cash flow, achieve long-term growth and maximize shareholder value primarily through the operation, acquisition, development and redevelopment of well-located community and neighborhood shopping centers.  In 2011, one of our primary objectives was the cost effective and opportunistic strengthening of our balance sheet to allow access to various sources of capital to fund our future commitments.  We endeavor in 2012 to continue improving our key financial ratios including our debt to EBITDA ratio. We ended the year 2011 with approximately $38 million of combined cash and borrowing capacity on our unsecured revolving credit facility and Fishers Station revolving line of credit.  We will remain focused on 2012 financing activity and will continue to aggressively manage our operating portfolio and development pipeline.

During 2011, we successfully completed various financing, refinancing and capital-raising activities including the following significant activities:

Unsecured Revolving Credit Facility

•
In June 2011, we entered into an amended and restated three-year $200 million unsecured revolving credit facility with a one-year extension option.  Terms of the agreement include pricing at LIBOR plus 225 to 325 basis points depending on the Company’s leverage and an expansion feature allowing up to $300 million of total borrowing capacity, subject to certain conditions.

Secured Financing Activity

•
In December 2011, we closed on a $16.8 million loan secured by the Eastgate Pavilion property to replace the existing secured variable rate loan that was scheduled to mature in April 2012.  The loan has a maturity date of December 31, 2016 and a variable interest rate of LIBOR plus 225 basis points;

•
In August 2011, we closed on $82 million of nonrecourse loans secured by our Bayport Commons, Eddy Street Commons, Hamilton Crossing, Boulevard Crossing, Publix at Acworth, and Naperville Marketplace properties.  Each of these loans has a ten-year term and a fixed interest rate of 5.44%;

•	In March 2011, we closed on a $7.8 million loan secured by land held for development in Naples, Florida. The loan has a 30-month term and a variable interest rate of LIBOR plus 300 basis points; and

•	In March 2011, we closed on a $21.0 million loan secured by the International Speedway Square property in Daytona, Florida. The loan has a ten-year term and a fixed interest rate of 5.77%.

Construction Financing

•	Draws totaling $15.7 million were made on the variable rate construction loans related to the Eddy Street, Commons, Cobblestone Plaza, South Elgin Commons, and Rivers Edge developments;

•
In November 2011, we closed on a $62 million construction loan to fund the construction of the Delray Marketplace development in Delray Beach, Florida.  The loan has a maturity date of November 18, 2014 and variable interest rate of LIBOR plus 200 basis points, which reduces to 175 basis points when a coverage ratio of 1.0 is achieved; and

•
In December 2011, we closed on a $4.7 million construction loan to fund the construction of the Zionsville Walgreen’s development in Zionsville, Indiana.  The loan has a maturity date of June 30, 2015 and a variable interest rate of LIBOR plus 225 basis points.

2011 Development and Redevelopment Activities

•
Rivers Edge in Indianapolis, Indiana was substantially completed and transitioned to the operating portfolio.  This Indianapolis, Indiana center was successfully redeveloped and is 100% leased.  The center is anchored by Nordstrom Rack, The Container Store, and buy buy Baby.  Additional anchors Arhaus Furniture and an expanded BGI Fitness are projected to open in mid-2012;

•	Cobblestone Plaza in Fort Lauderdale, Florida was substantially completed and transitioned to the operating portfolio. As of December 31, 2011, this Whole Foods-anchored center was 92.2% leased; and

•
South Elgin Commons, Phase II, in Chicago, Illinois was completed and transitioned to the operating portfolio.  This project is 100.0% leased and is anchored by Toys “R” Us/Babies “R” Us and Ross Stores and a non-owned Super Target.

As of December 31, 2011, we had five in-process development or redevelopment projects consisting of the following:

•
Delray Marketplace in Delray Beach, Florida was transitioned to an in-process development in 2011.  This center will be anchored by Publix and Frank Theatres along with multiple shop retailers including Charming Charlie’s, Chico’s, Jos. A Bank, Max’s Grille, and White House | Black Market.  The Company closed on a $62 million construction loan in November 2011 to fund future costs.  The Company anticipates that total project costs of the development will be $93 million, of which $51.7 million had been incurred as of December 31, 2011;

•
Oleander Pointe in Wilmington, North Carolina was acquired in February 2011.  Subsequent to the acquisition, we executed a lease termination with the old anchor and a new lease with Whole Foods and transitioned the property to an in-process redevelopment.  The Company anticipates its total investment in the redevelopment will be $5 million, of which $1.7 million had been incurred as of December 31, 2011;

•
Four Corner Square/Maple Valley near Seattle, Washington was transitioned to an in-process development in 2011.  In addition to the existing center, we also own approximately ten acres of adjacent land for the expansion of the shopping center. The center will be anchored by Johnson’s Home & Garden, Walgreens, and Grocery Outlet.  The Company currently anticipates its total investment in the redevelopment and expansion will be approximately $23.5 million (net of projected property sales), of which $11.2 million had been incurred as of December 31, 2011;

•
New Hill Place – Phase I in Raleigh, North Carolina was transitioned to an in-process development in 2011.  This center will be anchored by Dick’s Sporting Goods, Marshall’s, Michael’s, and Petco and a non-owned Target.  The Company anticipates its total investment in the development will be $57 million, of which $17.1 million had been incurred as of December 31, 2011; and

•
Walgreens in Zionsville, Indiana was transitioned to an in-process development in 2011.  The Company anticipates its total investment in the single-tenant development will be $5.2 million, of which $2.4 million had been incurred as of December 31, 2011.

2011 Acquisitions

•
Oleander Pointe, a 52,000 square foot, retail shopping center in Wilmington, North Carolina, was acquired in February 2011 for a purchase price of $3.5 million.  The Company is currently redeveloping this property, and the Whole Foods anchor is scheduled to open in May 2012;

•
The Centre is an 81,000 square foot shopping center located in Carmel, Indiana, a suburb of Indianapolis.  In February 2011, we completed the acquisition of the remaining 40% interest in the property from our joint venture partners and assumed leasing and management responsibilities.  The purchase price was approximately $2.2 million, including the settlement of a $0.6 million loan made by the Company; and

•	Lithia Crossing, an 87,000 square foot, retail shopping center in Tampa, Florida, was acquired in June 2011 for a purchase price of $13.3 million.

2011 Cash Distributions

In 2011, we declared quarterly cash distributions of $0.06 per common share with respect to each of the four quarters.  We also declared quarterly cash distributions of $0.515625 per Series A preferred share with respect to each of the four quarters.

Business Objectives and Strategies

Our primary business objectives are to increase the cash flow and build or realize capital appreciation of our properties, achieve sustainable long-term growth and maximize shareholder value primarily through the operation, development, redevelopment and select acquisition of well-located community and neighborhood shopping centers.  We invest in properties where cost effective renovation and expansion programs, combined with effective leasing and management strategies, can combine to improve the long-term values and economic returns of our properties.  The Company believes that certain of its properties represent opportunities for future renovation and expansion.

We seek to implement our business objectives through the following strategies, each of which is more completely described in the sections that follow:

•
Operating Strategy: Maximizing the internal growth in revenue from our operating properties by leasing and re-leasing those properties to a diverse group of retail tenants at increasing rental rates, when possible, and redeveloping or renovating certain properties to make them more attractive to existing and prospective tenants and consumers or to permit additional or more productive uses of the properties;

•
Growth Strategy: Using debt and equity capital prudently to redevelop or renovate our existing properties,  selectively acquire additional retail properties and develop shopping centers on land parcels that we currently own where we believe that investment returns would meet or exceed internal benchmarks; and

•
Financing and Capital Preservation Strategy: Maintaining a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective manner; funding sources include borrowings under our existing revolving credit facility, new secured debt, accessing the public securities markets when conditions are favorable, with internally generated funds and proceeds from selling land and properties that no longer fit our strategy, and investment in strategic joint ventures. We continuously monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

Operating Strategy. Our primary operating strategy is to maximize revenue and maintain or increase occupancy levels by attracting and retaining a strong and diverse tenant base. Most of our properties are located in regional and neighborhood trade areas with attractive demographics, which has allowed us to maintain and, in some cases, increase occupancy and rental rates. We seek to implement our operating strategy by, among other things:

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

We employed our operating strategy in 2011 in a number of ways, including increasing our total leased percentage from 92.5% at December 31, 2010 to 93.3% at December 31, 2011, through the signing of over 490,000 square feet of new leases in 2011. We have also been successful in maintaining a diverse retail tenant mix with no tenant accounting for more than 2.9% of our annualized base rent. See Item 2, “Properties” for a list of our top tenants by gross leasable area and annualized base rent.

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

In 2011, we were successful in executing new leases for anchor tenants at multiple properties in our development, redevelopment, and operating portfolios.  We signed leases totaling 99,000 square feet with Dick’s Sporting Goods, Marshall’s, Michael’s, and Petco to anchor our New Hill Place – Phase I development near Raleigh, North Carolina.  We also signed leases totaling 42,000 square feet with Home Goods and DSW at our Plaza at Cedar Hill operating property in Dallas, Texas and a 30,000 square foot anchor lease with Whole Foods at our Oleander Pointe redevelopment property in Wilmington, North Carolina.

Financing and Capital Preservation Strategy. We finance our development, redevelopment and acquisition activities seeking to use the most advantageous sources of capital available to us at the time.  These sources may include the sale of common or preferred shares through public offerings or private placements, the reinvestment of proceeds from the disposition of assets, the incurrence of additional indebtedness through secured or unsecured borrowings, and investment in real estate joint ventures.

Our primary financing and capital preservation strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and development activities in the most cost-effective way possible. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings, including the purchase price of properties to be developed or acquired with debt financing, the estimated market value of our properties and the Company as a whole upon consummation of the refinancing, and the ability of particular properties to generate cash flow to cover expected debt service. As discussed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” recent market conditions have heightened the need for most REITs, including us, to continue to place an emphasis on financing and capital preservation strategies.  Our efforts to strengthen our balance sheet are essential to the success of our business. We intend to continue implementing our financing and capital strategies in a number of ways, including:

•
prudently managing our balance sheet, including reducing the aggregate amount of indebtedness outstanding under our unsecured revolving credit facility so that we have additional capacity available to fund our development and redevelopment projects and pay down maturing debt if refinancing that debt is not feasible;

•
extending the maturity dates of and/or refinancing of our near-term mortgage, construction and other indebtedness.  Subsequent to December 31, 2011, we retired $45 million of our 2012 maturities, leaving $11 million to be addressed over the balance of the year.  We are pursuing financing alternative to enable us to repay, refinance, or extend the maturity date of this loan;

•	staggering our maturities with long-term debt on recently completed projects;

•	entering into construction loans typically prior to commencement of construction to fund our in-process developments, redevelopments, and future developments;

•	raising additional capital through the issuance of common shares, preferred shares or other securities;

•	managing our exposure to interest rate increases on our variable-rate debt through the use of fixed rate hedging transactions and securing property specific long-term nonrecourse financing; and

•	investing in joint venture arrangements in order to access less expensive capital and to mitigate risk.

Business Segments

Our principal business is the ownership, operation, acquisition and development of high-quality neighborhood and community shopping centers in selected markets in the United States. Historically, the operations of the Company have been aligned into two business segments: (1) real estate operations and development activities, and (2) construction and advisory services. Over the last several years, the Company made a strategic decision to reduce its third party construction and advisory services activity.  As a result of this decision, the Company has not entered into any new significant construction or advisory contracts in 2011.  The operations of this segment are de minimis for the year ended December 31, 2011, and the Company expects they will remain so in the foreseeable future.

Competition

The United States commercial real estate market continues to be highly competitive. We face competition from other REITs and other owner-operators engaged in the development, acquisition, ownership and leasing of shopping centers as well as from numerous local, regional and national real estate developers and owners in each of our markets.  Some of these competitors may have greater capital resources than we do; although we do not believe that any single competitor or group of competitors in any of the primary markets where our properties are located are dominant in that market.

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

Offices

Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

As of December 31, 2011, we had 77 full-time employees. The majority of these employees were “home office” personnel.

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

The United States economy was in a recession during 2009 and for a portion of 2010.  Similarly, the specific markets in which we operate continue to face challenging economic conditions that could persist into the future.  In particular, as of December 31, 2011, 40% of our owned square footage and total annualized base rent was located in Indiana, 24% of our owned square footage and total annualized base rent was located in Florida, and 18% of our owned square footage and 16% of our total annualized base rent was located in Texas.  This level of concentration could expose us to greater economic risks than if we owned properties in numerous geographic regions. Many states continue to deal with state fiscal budget shortfalls, high unemployment rates and home foreclosure rates. Continued adverse economic or real estate trends in Indiana, Florida, Texas, or the surrounding regions, or any continued decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Severe disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes on reasonable terms, or at all, and have other material adverse effects on our business.

Disruptions in the credit markets generally, or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing at favorable rates or at all.  In 2008 and 2009, the United States financial and credit markets experienced significant price volatility, dislocations and liquidity disruptions, which caused market prices of many financial instruments to fluctuate substantially and the spreads on prospective debt financings to widen considerably. Those circumstances materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases resulted in the unavailability of financing. Although the credit markets have recovered from this severe dislocation, there are a number of continuing effects, including a weakening of many traditional sources of debt financing, a reduction in the overall amount of debt financing available, lower loan to value ratios, a tightening of lender underwriting standards and terms and higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. For example, as of January 31, 2012, we had approximately $31 million and $94 million of debt maturing in 2012 and 2013, respectively. If we are not successful in refinancing our outstanding debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations.

If a dislocation similar to that which occurred in 2008 and 2009 occurs in the future, we may be forced to seek alternative sources of potentially less attractive financing, and have to adjust our business plan accordingly. In addition, we may be unable to obtain permanent financing on development projects we financed with construction loans.  Our inability to obtain such permanent financing on favorable terms, if at all, could delay the completion of our development projects and/or cause us to incur additional capital costs in connection with completing such projects, either of which could have a material adverse effect on our business and our ability to execute our business strategy. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of our common shares and other adverse effects on our business.

If our tenants are unable to secure financing necessary to continue to operate their businesses and pay us rent, we could be materially and adversely affected.

Many of our tenants rely on external sources of financing to operate their businesses.  As discussed above, there are a number of continuing effects of the disruptions experienced in the United States financial and credit markets in 2008 and 2009.  If our tenants are unable to secure financing necessary to continue to operate their businesses, they may be unable to meet their rent obligations to us or enter into new leases with us or be forced to declare bankruptcy and reject our leases, which could materially and adversely affect us.

Ongoing challenging conditions in the United States and global economy, and the challenges facing our retail tenants and non-owned anchor tenants may have a material adverse affect on our financial condition and results of operations.

We are susceptible to adverse economic developments in the United States. The United States economy is still experiencing weakness from the recent recession, which resulted in increased unemployment, the bankruptcy or weakened financial condition of a number of retailers, decreased consumer spending, increased home foreclosures, low consumer confidence, a decline in residential and commercial property values and reduced demand and rental rates for retail space. Although the United States economy appears to have emerged from the recent recession, market conditions remain challenging as high levels of unemployment and low consumer confidence have persisted.  There can be no assurance that the recovery will continue. General economic factors that are beyond our control, including, but not limited to,  recessions, decreases in consumer confidence, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, tax rates, continued business layoffs, downsizing and industry slowdowns, and/or rising inflation, could have a negative impact on the business of our retail tenants.  In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things (i) have difficulty paying us rent as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or seek downward rental adjustment to such leases, or (iv) be forced to curtail operations or declare bankruptcy.  We are also susceptible to other developments that, while not directly tied to the economy, could have a material adverse effect on our business. These developments include relocations of businesses, changing demographics, increased Internet shopping, infrastructure quality, federal, state, and local budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation, decreasing valuations of real estate, and other factors.

Further, we continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate assets may not be recoverable.  The ongoing challenging market conditions could require us to recognize an impairment charge, with respect to one or more of our properties, or a loss on disposition of one or more of our properties.

Our business is significantly influenced by demand for retail space generally, and a decrease in such demand may have a greater adverse effect on our business than if we owned a more diversified real estate portfolio.

Because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space, due to the economic factors discussed above or otherwise, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through the Internet. To the extent that any of these conditions occur, they are likely to negatively affect market rents for retail space and could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, could have a material adverse effect on our results of operations.

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly during periods of economic uncertainty such as what has recently occurred.  For example, Sears Holdings, which leases 111,000 square feet and accounts for 1.1% of our annualized base rent has recently announced it is closing 100 stores.  The store in our center is not one of those identified by Sears for closure; however, there is no assurance that this will continue to be the case in the future.  In the event of a prolonged economic downturn, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or non-owned anchor or a failure by that major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers because of contractual co-tenancy termination or rent reduction rights under the terms of some leases.  In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could have a material adverse effect on our results of operations. As of December 31, 2011, the five largest tenants in our operating portfolio in terms of annualized base rent were Publix, Bed Bath & Beyond/Buy Buy Baby, PetSmart, Ross Stores and Toys “R” Us, representing 2.9%, 2.7%, 2.6%, 2.3%, and 2.2%, respectively, of our total annualized base rent.

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

We had $689 million of consolidated indebtedness outstanding as of December 31, 2011, which may have a material adverse effect on our financial condition and results of operations and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest may materially adversely affect our operating performance. We had $689 million of consolidated outstanding indebtedness as of December 31, 2011, of which $56 million is scheduled to mature in 2012, and $88 million is scheduled to mature in 2013 along with our share of mortgage debt of unconsolidated joint ventures of $6 million.  At December 31, 2011, $313 million of our debt bore interest at variable rates ($283 million when reduced by our $30 million of fixed interest rate swaps) along with our share of mortgage debt of unconsolidated joint ventures of $6 million. Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it could materially adversely affect our results of operations. For example, if market rates of interest on our variable rate debt outstanding, net of cash flow hedges, as of December 31, 2011 increased by 1%, the increase in interest expense on our variable rate debt would decrease future cash flows by $2.9 million annually.

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

Our unsecured revolving credit facility and various other debt agreements contain certain Events of Default which include, but are not limited to, failure to make principal or interest payments when due, failure to perform or observe any term in the agreement, covenant or condition contained in the agreements, failure to maintain certain financial and operating ratios and other criteria, misrepresentations and bankruptcy proceedings.  In the event of a default under any of these agreements, the lender would have various rights including, but not limited to, the ability to require the acceleration of the payment of all principal and interest due and/or to terminate the agreements, and to foreclose on the properties.  The declaration of a default and/or the acceleration of the amount due under any such credit agreement could have a material adverse effect on our business.  In addition, certain of our fixed-rate and variable-rate loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lending institutions to accelerate the amount due under the loans.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

A significant amount of our indebtedness is secured by our real estate assets. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in the loss of our investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our shareholders and our earnings will be limited.

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

If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2011, we had outstanding 63,617,019 common shares. Of these shares, 63,281,688 are freely tradable with the remainder held generally by our “affiliates,” as that term is defined by Rule 144 under the Securities Act. In addition, 7,842,498 units of our Operating Partnership are owned by our executive officers and other individuals, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC in August 2005 to register 9,115,149 common shares issued (or issuable upon redemption of units in our Operating Partnership) in our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

In addition, other events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include but are not limited to:

•
adverse changes in the national, regional and local economic climate, particularly in: Indiana, where 40% of our owned square footage and total annualized base rent is located; Florida, where 24% of our owned square footage and total annualized base rent is located; and Texas, where 18% of our owned square footage and 16% of our total annualized base rent is located;

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

As of December 31, 2011, we owned six of our operating properties through joint ventures. As of December 31, 2011, the six properties represented 7.8% of our annualized base rent. In addition, one of our in-process development projects and one of our future development projects are currently owned through joint ventures, one of which is accounted for under the equity method as of December 31, 2011 as we do not exercise requisite control for consolidation treatment.  Our joint ventures involve risks not present with respect to our wholly owned properties, including the following:

•
we may share decision-making authority with our joint venture partners regarding certain major decisions affecting the ownership or operation of the joint venture and the joint venture property, such as the sale of the property or the making of additional capital contributions for the benefit of the property, which may prevent us from taking actions that are opposed by our joint venture partners;

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

We compete with numerous developers, owners and operators of retail shopping centers for tenants. These competitors include institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same markets in which our properties are located, but which have greater capital resources. As of December 31, 2011, leases were scheduled to expire on a total of 5.3% of the space at our properties in 2012.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may be unable to lease on satisfactory terms to potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our leases with them expire. We also may be required to offer more substantial rent abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements than we have historically.  As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be materially adversely affected. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any capital improvements we undertake may reduce cash available for distributions to shareholders.

Our future developments and acquisitions may not yield the returns we expect or may result in dilution in shareholder value.

We have five in-process development/redevelopment projects and six future development/redevelopment projects. New development projects and property acquisitions are subject to a number of risks, including, but not limited to:

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

•	financing risks;

•	the failure to meet anticipated occupancy or rent levels;

•	failure to receive required zoning, occupancy, land use and other governmental permits and authorizations and changes in applicable zoning and land use laws; and

•	the consent of third parties such as tenants, mortgage lenders and joint venture partners may be required, and those consents may be difficult to obtain or could be withheld.

In addition, if a project is delayed or if we are unable to lease designated space to anchor tenants, certain tenants may have the right to terminate their leases. If any of these situations occur, development costs for a project will increase, which will result in reduced returns, or even losses, from such investments. In deciding whether to acquire or develop a particular property, we make certain assumptions regarding the expected future performance of that property. If these new properties do not perform as expected, our financial performance may be materially and adversely affected or an impairment charge could occur. In addition, the issuance of equity securities as consideration for any acquisitions could be dilutive to our shareholders.

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

We currently have two in-process redevelopment projects and three future redevelopment projects. We expect to redevelop certain of our other properties in the future. In connection with any redevelopment of our properties, we will bear certain risks, including the risk of construction delays or cost overruns that may increase project costs and make a project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, various tenants may have the right to withdraw from a property if a development and/or redevelopment project is not completed on time. In the case of a redevelopment project, consents may be required from various tenants in order to redevelop a center. In the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss or an impairment charge could occur.

We may not be able to sell properties when appropriate and could, under certain circumstances, be required to pay certain tax indemnities related to the properties we sell.

Real estate property investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future.  In addition, in connection with our formation at the time of our initial public offering (“IPO”), we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners of our Operating Partnership. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, we will indemnify the contributors of those properties for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment). The six properties to which our tax indemnity obligations relate represented 15.6% of our annualized base rent in the aggregate as of December 31, 2011. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South and Market Street Village. We also agreed to limit the aggregate gain certain limited partners of our Operating Partnership would recognize, with respect to certain other contributed properties through December 31, 2016, to not more than $48 million in total, with certain annual limits, unless we reimburse them for the taxes attributable to the excess gain (and any taxes imposed on the reimbursement payments), and take certain other steps to help them avoid incurring taxes that were deferred in connection with the formation transactions.

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

         In the future, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, environmental liabilities, or other catastrophic events including hurricanes and floods, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property after a covered period of time, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Events such as these could adversely affect our results of operations and our ability to meet our obligations.

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

The stock markets (including The New York Stock Exchange, or the “NYSE,” on which we list our common and preferred shares) have experienced significant price and volume fluctuations. The market price of our common and preferred shares could be similarly volatile, and investors in our shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

•	our financial condition and operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication by securities analysts of research reports about us or our industry;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	actions by institutional shareholders or hedge funds;

•	increase or decrease in dividends;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

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

(1)  There are ownership limits and restrictions on transferability in our declaration of trust. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to satisfy this requirement and for anti-takeover reasons, our declaration of trust generally prohibits any shareholder (other than an excepted holder or certain designated investment entities, as defined in our declaration of trust) from owning (actually, constructively or by attribution), more than 7% of the value or number of our outstanding common shares. Our declaration of trust provides an excepted holder limit that allows members of the Kite family (Al Kite, John Kite and Paul Kite, their family members and certain entities controlled by one or more of the Kites), as a group, to own more than 7% of our outstanding common shares, so long as, under the applicable tax attribution rules, no one excepted holder treated as an individual would hold more than 21.5% of our common shares, no two excepted holders treated as individuals would own more than 28.5% of our common shares, no three excepted holders treated as individuals would own more than 35.5% of our common shares, no four excepted holders treated as individuals would own more than 42.5% of our common shares, and no five excepted holders treated as individuals would own more than 49.5% of our common shares. Currently, one of the excepted holders would be attributed all of the common shares owned by each other excepted holder and, accordingly, the excepted holders as a group would not be allowed to own in excess of 21.5% of our common shares. If at a later time, there were not one excepted holder that would be attributed all of the shares owned by the excepted holders as a group, the excepted holder limit would not permit each excepted holder to own 21.5% of our common shares. Rather, the excepted holder limit would prevent two or more excepted holders who are treated as individuals under the applicable tax attribution rules from owning a higher percentage of our common shares than the maximum amount of common shares that could be owned by any one excepted holder (21.5%), plus the maximum amount of common shares that could be owned by any one or more other individual common shareholders who are not excepted holders (7%). Certain entities that are defined as designated investment entities in our declaration of trust, which generally includes pension funds, mutual funds, and certain investment management companies, are permitted to own up to 9.8% of our outstanding common shares, so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the 7% ownership limit if those beneficial owners owned directly their proportionate share of the common shares owned by the designated investment entity. Our Board of Trustees may waive, and has waived in the past, the 7% ownership limit or the 9.8% designated investment entity limit for a shareholder that is not an individual if such shareholder provides information and makes representations to the board that are satisfactory to the board, in its reasonable discretion, to establish that such person’s ownership in excess of the 7% limit or the 9.8% limit, as applicable, would not jeopardize our qualification as a REIT. In addition, our declaration of trust contains certain other ownership restrictions intended to prevent us from earning income from related parties if such income would cause us to fail to comply with the REIT gross income requirements. The various ownership restrictions may:

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

Our future success depends, to a significant extent, upon the continued services of our existing executive officers.  Our executive officers’ experience in real estate acquisition, development and finance are critical elements of our future success. We have employment agreements for one-year terms with each of our executive officers.  These agreements automatically renew for a one-year term unless either we or the officer elects not to renew them.  These agreements were automatically renewed for our three executive officers through December 31, 2012.  If one or more of our key executives were to die, become disabled or otherwise leave the company's employ, we may not be able to replace this person with an executive officer of equal skill, ability, and industry expertise. Until suitable replacements could be identified and hired, if at all, our operations and financial condition could be impaired.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Retail Operating Properties

As of December 31, 2011, we owned interests in a portfolio of 54 retail operating properties totaling 8.4 million square feet of gross leasable area (“GLA”) (including non-owned anchor space).  The following tables set forth more specific information with respect to the Company’s retail operating properties as of December 31, 2011:

OPERATING RETAIL PROPERTIES - TABLE I

Property1	State	MSA	Year Built/Renovated	Year Added to Operating Portfolio	Acquired, Redeveloped, or Developed	Total GLA2	Owned GLA2	Percentage of Owned GLA Leased3
Bayport Commons7	FL	Oldsmar	2008	2008	Developed	268,556	97,112	91.3%
Cobblestone Plaza	FL	Ft. Lauderdale	2011	2011	Developed	143,493	133,214	92.2%
Coral Springs	FL	Ft. Lauderdale	2004/2010	2004	Redeveloped	46,079	46,079	100.0%
Estero Town Commons	FL	Naples	2006	2007	Developed	206,600	25,631	72.6%
Indian River Square	FL	Vero Beach	1997/2004	2005	Acquired	379,246	142,706	93.5%
International Speedway Square	FL	Daytona	1999	1999	Developed	242,995	233,495	92.7%
King's Lake Square	FL	Naples	1986	2003	Acquired	85,497	85,497	90.5%
Lithia Crossing	FL	Tampa	1993	2011	Acquired	86,950	81,504	87.9%
Pine Ridge Crossing	FL	Naples	1993	2006	Acquired	258,874	105,515	96.3%
Riverchase Plaza	FL	Naples	1991/2001	2006	Acquired	78,380	78,380	95.5%
Shops at Eagle Creek	FL	Naples	1983	2003	Redeveloped	72,271	72,271	52.0%
Tarpon Springs Plaza	FL	Naples	2007	2007	Developed	276,346	82,547	95.1%
Wal-Mart Plaza	FL	Gainesville	1970	2004	Acquired	177,826	177,826	90.9%
Waterford Lakes Village	FL	Orlando	1997	2004	Acquired	77,948	77,948	96.1%
Kedron Village	GA	Atlanta	2006	2006	Developed	282,125	157,409	90.8%
Publix at Acworth	GA	Atlanta	1996	2004	Acquired	69,628	69,628	81.6%
The Centre at Panola	GA	Atlanta	2001	2004	Acquired	73,079	73,079	98.2%
Fox Lake Crossing	IL	Chicago	2002	2005	Acquired	99,072	99,072	89.4%
Naperville Marketplace	IL	Chicago	2008	2008	Developed	169,600	83,758	98.1%
South Elgin Commons	IL	Chicago	2009	2009	Developed	128,000	128,000	100.0%
50 South Morton	IN	Indianapolis	1999	1999	Developed	2,000	2,000	100.0%
54th & College	IN	Indianapolis	2008	2008	Developed	20,100	—	*
Beacon Hill7	IN	Crown Point	2006	2007	Developed	127,821	57,191	73.1%
Boulevard Crossing	IN	Kokomo	2004	2004	Developed	213,696	123,629	93.3%
Bridgewater Marketplace	IN	Indianapolis	2008	2008	Developed	50,820	25,975	68.3%
Cool Creek Commons	IN	Indianapolis	2005	2005	Developed	137,107	124,583	96.4%
Eddy Street Commons (Retail only)	IN	South Bend	2009	2010	Developed	88,143	88,143	93.8%
Fishers Station4	IN	Indianapolis	1989	2004	Acquired	116,885	116,885	91.1%
Geist Pavilion	IN	Indianapolis	2006	2006	Developed	64,114	64,114	72.8%
Glendale Town Center	IN	Indianapolis	1958/2008	2008	Redeveloped	685,827	403,198	97.6%
Greyhound Commons	IN	Indianapolis	2005	2005	Developed	153,187	—	*
Hamilton Crossing Centre	IN	Indianapolis	1999	2004	Acquired	87,353	82,353	98.3%
Red Bank Commons	IN	Evansville	2005	2006	Developed	324,308	34,258	77.8%
Rivers Edge	IN	Indianapolis	2011	2011	Redeveloped	149,209	149,209	100.0%
Stoney Creek Commons	IN	Indianapolis	2000	2000	Developed	189,527	49,330	100.0%
The Corner	IN	Indianapolis	1984/2003	1984	Developed	42,612	42,612	92.9%
Traders Point	IN	Indianapolis	2005	2005	Developed	348,835	279,684	99.2%
Traders Point II	IN	Indianapolis	2005	2005	Developed	46,600	46,600	64.4%
Whitehall Pike	IN	Bloomington	1999	1999	Developed	128,997	128,997	100.0%
Zionsville Place	IN	Indianapolis	2006	2006	Developed	12,400	12,400	100.0%
Ridge Plaza	NJ	Oak Ridge	2002	2003	Acquired	115,088	115,088	81.6%
Eastgate Pavilion	OH	Cincinnati	1995	2004	Acquired	236,230	236,230	100.0%
Cornelius Gateway7	OR	Portland	2006	2007	Developed	35,800	21,324	62.3%
Shops at Otty5	OR	Portland	2004	2004	Developed	154,845	9,845	100.0%
Burlington Coat Factory6	TX	San Antonio	1992/2000	2000	Redeveloped	107,400	107,400	100.0%
Cedar Hill Village	TX	Dallas	2002	2004	Acquired	139,092	44,214	94.2%
Market Street Village	TX	Hurst	1970/2004	2005	Acquired	163,625	156,625	100.0%
Plaza at Cedar Hill	TX	Dallas	2000	2004	Acquired	303,531	303,531	95.3%
Plaza Volente	TX	Austin	2004	2005	Acquired	160,333	156,333	92.1%
Preston Commons	TX	Dallas	2002	2002	Developed	142,539	27,539	77.4%
Sunland Towne Centre	TX	El Paso	1996	2004	Acquired	312,450	306,437	97.6%
50th & 12th	WA	Seattle	2004	2004	Developed	14,500	14,500	100.0%
Gateway Shopping Center	WA	Seattle	2008	2008	Developed	285,200	99,444	94.8%
Sandifur Plaza7	WA	Pasco	2008	2008	Developed	12,552	12,552	82.5%
					TOTAL	8,395,291	5,492,894	93.3%

OPERATING RETAIL PROPERTIES - TABLE I (continued)

____________________
*	Property consists of ground leases only and, therefore, no Owned GLA. 54th & College is a single ground lease property; Greyhound Commons has two of four outlots leased.

1	All properties are wholly owned, except as indicated. Unless otherwise noted, each property is owned in fee simple by the Company.

2	Owned GLA represents gross leasable area that is owned by the Company. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space, and non-owned structures on ground leases.

3	Percentage of Owned GLA Leased reflects Owned GLA leased as of December 31, 2011, except for Greyhound Commons and 54th & College (see * ).

4
This property is divided into two parcels: a grocery store and small shops. The Company owns a 25% interest in the small shops parcel through a joint venture and a 100% interest in the grocery store. The joint venture partner is entitled to an annual preferred payment of $106,000. All remaining cash flow is distributed to the Company.

5
The Company does not own the land at this property. It has leased the land pursuant to two ground leases that expires in 2017. The Company has six five-year renewal options and a right of first refusal to purchase the land.

6	The Company does not own the land at this property. It has leased the land pursuant to a ground lease that expires in 2012. The Company has six five-year options to renew this lease.

7	The Company owns and manages the following properties through joint ventures with third parties: Beacon Hill (50%); Cornelius Gateway (80%); Bayport Commons (60%); and Sandifur Plaza (95%).

OPERATING RETAIL PROPERTIES – TABLE II

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue1	Annualized Ground Lease Revenue	Annualized Total Retail Revenue	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA2	Major Tenants and Non-Owned Anchors3
Bayport Commons	FL	Oldsmar	$13,070,487	$1,621,013	$—	$1,621,013	2.28%	$18.29	Petsmart, Best Buy, Michaels, Target (non-owned)
Cobblestone Plaza	FL	Ft. Lauderdale	33,637,744	2,950,595	250,000	3,200,595	4.50%	24.02	Whole Foods, Party City, All Pets Emporium
Coral Springs	FL	Ft. Lauderdale	—	663,538	—	663,538	0.93%	14.40	Toys “R” Us/Babies “R” Us, Lowe’s Home Improvement (non-owned), Wal-Mart (non-owned)
Estero Town Commons	FL	Naples	10,500,000	485,359	750,000	1,235,359	1.74%	26.08	Lowe's Home Improvement
Indian River Square	FL	Vero Beach	12,853,758	1,401,093	—	1,401,093	1.97%	10.50	Beall's, Office Depot, Target (non-owned), Lowe's Home Improvement (non-owned)
International Speedway Square	FL	Daytona	20,835,938	2,191,935	405,475	2,597,410	3.65%	10.13	Bed Bath & Beyond, Stein Mart, Old Navy, Staples, Michaels, Dick’s Sporting Goods
King's Lake Square	FL	Naples	—	999,293	—	999,293	1.40%	12.91	Publix, Retro Fitness
Lithia Crossing	FL	Tampa	—	1,003,212	72,000	1,075,212	1.51%	14.00	Stein Mart
Pine Ridge Crossing	FL	Naples	17,470,402	1,622,611	—	1,622,611	2.28%	15.97	Publix, Target (non-owned), Beall's (non-owned)
Riverchase Plaza	FL	Naples	10,482,241	1,045,378	—	1,045,378	1.47%	13.97	Publix
Shops at Eagle Creek	FL	Naples	—	610,844	55,104	665,948	0.94%	16.27	Staples, Lowe’s Home Improvement (non-owned)
Tarpon Springs Plaza	FL	Naples	12,187,942	1,609,775	100,000	1,709,775	2.40%	20.50	Cost Plus, AC Moore, Staples, Target (non-owned)
Wal-Mart Plaza	FL	Gainesville	—	856,486	—	856,486	1.20%	5.30	Books-A-Million, Save-A-Lot, Wal-Mart
Waterford Lakes Village	FL	Orlando	—	906,987	—	906,987	1.27%	12.11	Winn-Dixie
Kedron Village	GA	Atlanta	29,700,000	2,422,736	—	2,422,736	3.40%	16.95	Bed Bath & Beyond, Ross, PETCO, Target (non-owned)
Publix at Acworth	GA	Atlanta	7,070,510	632,643	—	632,643	0.89%	11.13	Publix
The Centre at Panola	GA	Atlanta	3,257,178	869,502	—	869,502	1.22%	12.11	Publix
Fox Lake Crossing	IL	Chicago	10,799,299	1,166,027	—	1,166,027	1.64%	13.17	Dominick's Finer Foods, Dollar Tree
Naperville Marketplace	IL	Chicago	9,560,127	1,044,205	—	1,044,205	1.47%	12.71	TJ Maxx, PetSmart, Caputo’s (non-owned)
South Elgin Commons	IL	Chicago	13,252,337	1,771,900	—	1,771,900	2.49%	13.84	LA Fitness, Target (non-owned), Ross, Toys “R” Us/Babies “R” Us
50 South Morton	IN	Indianapolis	—	126,000	—	126,000	0.18%	63.00
54th & College	IN	Indianapolis	—	—	260,000	260,000	0.37%	—	The Fresh Market (non-owned)
Beacon Hill	IN	Crown Point	7,217,850	587,251	—	587,251	0.83%	14.05	Strack & VanTill (non-owned), Walgreens (non-owned)
Boulevard Crossing	IN	Kokomo	13,593,310	1,598,782	—	1,598,782	2.25%	13.86	PETCO, TJ Maxx, Ulta Salon, Kohl's (non-owned)
Bridgewater Marketplace	IN	Indianapolis	7,000,000	311,253	—	311,253	0.44%	17.55	Walgreens (non-owned)
Cool Creek Commons	IN	Indianapolis	17,410,311	1,938,301	—	1,938,301	2.72%	16.14	The Fresh Market, Stein Mart, Bang Fitness
Eddy Street Commons	IN	South Bend	25,394,089	1,904,440	—	1,904,440	2.68%	23.04	Hammes Bookstore, Urban Outfitters
Fishers Station	IN	Indianapolis	3,625,230	1,163,187	—	1,163,187	1.63%	10.92	Marsh Supermarkets, Goodwill, Dollar Tree
Geist Pavilion	IN	Indianapolis	11,125,000	754,203	—	754,203	1.06%	16.15	Goodwill, Ace Hardware
Glendale Town Center	IN	Indianapolis	—	2,518,762	—	2,518,762	3.54%	6.40	Macy’s, Landmark Theatres, Staples, Indianapolis Library, Lowe's Home Improvement (non-owned), Target (non-owned), Walgreens (non-owned)
Greyhound Commons	IN	Indianapolis	—	—	221,748	221,748	0.31%	—	Lowe's Home Improvement (non-owned)
Hamilton Crossing Centre	IN	Indianapolis	12,995,797	1,493,716	78,650	1,572,366	2.21%	18.44	Office Depot
Red Bank Commons	IN	Evansville	—	363,264	—	363,264	0.51%	13.63	Wal-Mart (non-owned), Home Depot (non-owned)
Rivers Edge	IN	Indianapolis	19,685,563	2,831,115	—	2,831,115	3.98%	18.97	Buy Buy Baby, Nordstrom Rack, The Container Store, Arhaus Furniture
Stoney Creek Commons	IN	Indianapolis	—	491,323	—	491,323	0.69%	9.96	HH Gregg, Office Depot, Lowe's Home Improvement (non-owned),
The Corner	IN	Indianapolis	—	604,131	—	604,131	0.85%	15.26	Hancock Fabrics
Traders Point	IN	Indianapolis	45,783,943	4,074,696	435,000	4,509,696	6.34%	14.69	Dick's Sporting Goods, AMC Theatre, Marsh, Bed Bath & Beyond, Michaels, Old Navy, Petsmart
Traders Point II	IN	Indianapolis	—	797,375	—	797,375	1.12%	26.58
Whitehall Pike	IN	Bloomington	7,637,673	1,014,000	—	1,014,000	1.42%	7.86	Lowe's Home Improvement
Zionsville Place	IN	Indianapolis	—	252,400	—	252,400	0.35%	20.35

OPERATING RETAIL PROPERTIES – TABLE II (continued)

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue1	Annualized Ground Lease Revenue	Annualized Total Retail Revenue	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA2	Major Tenants and Non-Owned Anchors3
Ridge Plaza	NJ	Oak Ridge	14,459,965	1,493,068	—	1,493,068	2.10%	15.90	A&P Grocery, CVS
Eastgate Pavilion	OH	Cincinnati	16,800,000	2,119,766	—	2,119,766	2.98%	8.97	Best Buy, Dick's Sporting Goods, Value City Furniture, Petsmart, DSW
Cornelius Gateway	OR	Portland	—	275,230	—	275,230	0.39%	20.71	Fedex/Kinkos
Shops at Otty	OR	Portland	—	285,492	136,300	421,792	0.59%	29.00	Wal-Mart (non-owned)
Burlington Coat Factory	TX	San Antonio	—	537,000	—	537,000	0.75%	5.00	Burlington Coat Factory
Cedar Hill Village	TX	Dallas	—	723,651	—	723,651	1.02%	17.37	24 Hour Fitness, JC Penny (non-owned)
Market Street Village	TX	Hurst	—	1,780,097	33,000	1,813,097	2.55%	11.37	Jo-Ann Fabric, Ross, Office Depot, Buy Buy Baby
Plaza at Cedar Hill	TX	Dallas	24,722,234	3,487,280	—	3,487,280	4.90%	12.05	Hobby Lobby, Office Max, Ross, Marshalls, Sprouts Farmers Market, Toys “R” Us/Babies “R” Us, DSW, Home Goods
Plaza Volente	TX	Austin	27,717,728	2,194,589	110,000	2,304,589	3.24%	15.23	H-E-B Grocery
Preston Commons	TX	Dallas	4,135,348	526,332	—	526,332	0.74%	24.69	Lowe's Home Improvement (non-owned)
Sunland Towne Centre	TX	El Paso	24,887,224	3,093,992	115,290	3,209,282	4.51%	10.35	Petsmart, Ross, HMY Roomstore, Kmart, Bed Bath & Beyond, Specs Fine Wines
50th & 12th	WA	Seattle	4,211,416	475,000	—	475,000	0.67%	32.76	Walgreens
Gateway Shopping Center	WA	Seattle	20,352,866	2,117,432	144,000	2,261,432	3.18%	22.46	Petsmart, Ross, Rite Aid, Party City, Kohl’s (non-owned), Winco (non-owned)
Sandifur Plaza	WA	Pasco	—	196,320	—	196,320	0.28%	18.96	Walgreens (non-owned)
		TOTAL	$513,433,510	$68,004,580	$3,166,567	$71,171,147	100%	$13.26

____________________
1
Annualized Base Rent Revenue represents the contractual rent for December 2011 for each applicable property, multiplied by 12. Annualized Base Rent Revenue does not include tenant reimbursements.  This table does not include Annualized Base Rent from development property tenants open for business as of December 31, 2011.

2	Owned GLA represents gross leasable area that is owned by the Company. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space and non-owned structures on ground leases.

3	Represents the three largest tenants that occupy at least 10,000 square feet of GLA at the property, including non-owned anchors.

Commercial Properties

As of December 31, 2011, we owned interests in four operating commercial properties totaling 0.6 million square feet of net rentable area (“NRA”) and an associated parking garage.  The following sets forth more specific information with respect to the Company’s commercial properties as of December 31, 2011:

OPERATING COMMERCIAL PROPERTIES

Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Encumbrances	Owned NRA	Percentage of Owned NRA Leased	Annualized Base Rent1	Percentage of Annualized Commercial Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants
Indiana
30 South2	Indianapolis	1905/2002	Redeveloped	$20,900,992	298,346	87.0%	$4,628,044	64.2%	$17.82	Indiana Supreme Court, City Securities, Kite Realty Group, Lumina Foundation
Pen Products	Indianapolis	2003	Developed	—	85,875	100.0%	834,705	11.6%	9.72	Indiana Dept. of Administration
Union Station Parking Garage3	Indianapolis	1986	Acquired	—	N/A	N/A	N/A	N/A	N/A	Denison Parking
Indiana State Motorpool	Indianapolis	2004	Developed	3,307,415	115,000	100.0%	639,400	8.8%	5.56	Indiana Dept. of Administration
Eddy Street Office (part of Eddy Street Commons) 4	South Bend	2009	Developed	—	81,628	100.0%	1,108,719	15.4%	13.58	University of Notre Dame Offices
			TOTAL	$24,208,407	580,849	93.3%	$7,210,868	100.0%	$13.30

____________________
1	Annualized Base Rent represents the monthly contractual rent for December 2011 for each applicable property, multiplied by 12. Annualized Base Rent does not include tenant reimbursements.

2	Annualized Base Rent includes $779,507 from the Company and subsidiaries as of December 31, 2011.

3	The garage is managed by a third party.

4	The Company also owns a parking garage that serves the office and retail components of the property.

In-Process Development / Redevelopment Projects

In addition to our operating retail properties, as of December 31, 2011, we owned interests in five in-process development and redevelopment projects that are expected to contain 0.8 million square feet of gross leasable area (including non-owned anchor space) upon completion. The following sets forth more specific information with respect to the Company’s retail development properties as of December 31, 2011:

Project	Company Ownership %	Project Type	MSA	Encumbrances	Actual/ Projected Opening Date1	Projected Owned GLA2	Projected Total GLA3	Percent of Owned GLA Pre-Leased/ Committed5	Total Estimated Project Cost6	Cost Incurred as of December 31, 20117	Major Tenants and Non-owned Anchors
Delray Marketplace, FL8	50%	Development	Delray Beach	$7,798,762	Q4 2012	253,371	258,084	71.7%	$93,000	$51,739	Publix, Frank Theatres, Max’s Grille, Charming Charlie, Chico’s, White House/Black Market, Jos. A Banks
New Hill Place, NC – Phase I	100%	Development	Raleigh	—	Q2 2013	204,936	374,334	65.1%	57,000	17,092	Target (non-owned), Dick’s Sporting Goods, Marshall’s, Michael’s, Petco
Oleander Pointe, NC	100%	Redevelopment	Wilmington	—	Q1 2012	43,806	48,306	85.9%	5,000	1,685	Whole Foods
Four Corner Square / Maple Valley, WA9	100%	Development/ Redevelopment	Seattle	—	Q4 2012	108,523	118,523	81.0%	23,500	11,246	Johnson Home & Gardens, Walgreens, Grocery Outlet
Walgreens, IN	100%	Development	Indianapolis	1,080,000	Q3 2012	14,550	14,550	100.0%	5,200	2,351	Walgreens
	Total In-Process Development / Redevelopment Projects			$8,878,762		625,186	813,797	72.8%	$183,700	$84,113

Cost incurred as of December 31, 2011 included in Construction in progress on consolidated balance sheet7										$83,863

____________________
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

4	Includes tenants that have taken possession of their space or have begun paying rent.

5	Excludes outlot land parcels owned by the Company and ground leased to tenants. Includes leases under negotiation for 48,032 square feet for which the Company has signed non-binding letters of intent.

6	Dollars in thousands. Reflects both the Company’s and partners’ share of costs.

7	Cost incurred is reclassified to fixed assets on the consolidated balance sheet on a pro-rata basis as portions of the asset are placed in service.

8	The Company owns Delray Marketplace through a joint venture (preferred return, then 50%).

9
Total estimated project cost for Four Corner Square/Maple Valley is shown net of projected sales of $9.9 million.  The existing Four Corner property will be redeveloped and is currently 71.2% leased.  The cost incurred represents the cost primarily related to the Maple Valley land and site work to date.

Future Development and Redevelopment Activity

In addition to our in-process development and redevelopment pipeline, as displayed in the table above, we have interests in a future development and redevelopment projects, which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financings.  With respect to each asset in the future development pipeline, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  As of December 31, 2011, this future pipeline consisted of six projects that are expected to contain 2.4 million square feet at a total estimated project cost of $221.6 million, our share of which is expected to be $103.2 million, including our share of the unconsolidated project.

Project	Project Type	MSA	Company Ownership %	Encumbrances	Estimated Total GLA1	Total Estimated Project Cost1,2	Cost Incurred as of Dec. 31, 20112	Major Tenants and Non-owned Anchors
Unconsolidated –
Parkside Town Commons, NC3	Development	Raleigh	40%	$14,440,000	1,500,000	$148,000	$63,966	Target (non-owned), Frank Theatres, Grocery, Jr. Boxes, Restaurants
KRG Current Share of Unconsolidated Project Cost3 3				$5,776,000		$29,600	$25,586

Consolidated –
The Centre, IN	Redevelopment	Indianapolis	100%	$—	80,689	$2,000	$—	Grocer, CVS Pharmacy
Bolton Plaza, FL	Redevelopment	Jacksonville	100%	—	172,938	5,700	3,149	Academy Sports & Outdoors
Courthouse Shadows, FL	Redevelopment	Naples	100%	—	134,867	2,500	388	Publix, Office Max
Broadstone Station, NC	Development	Raleigh	100%	—	345,000	19,100	13,501	Shops, Pad Sales, Jr. Boxes, Super Wal-Mart (non-owned)
New Hill Place, NC – Phase II	Development	Raleigh	100%	—	170,000	44,300	14,452	Target (non-owned), Frank Theatres, and three Junior Anchors
TOTAL				$—	903,494	$73,600	$31,490
KRG Current Share of Consolidated Project Cost						$103,200	$57,076

____________________
1
Total Estimated Project Cost and Estimated Total GLA based on preliminary site plans and include non-owned anchor space that exists or is currently under construction.  The current estimate of the total project costs may change depending on the outcome of negotiations with tenants.

2	Dollars in thousands. Reflects both the Company’s and partners’ share of costs.

3
Parkside Town Commons is owned through a joint venture with Prudential Real Estate Investors. The Company’s interest in this joint venture was 40% as of December 31, 2011 and will be reduced to 20% at the time of project specific construction financing.

Land Held for Future Development

As of December 31, 2011, we owned interests in land parcels comprising 101 acres that are expected to be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.

Tenant Diversification

No individual retail or commercial tenant accounted for more than 2.9% of the portfolio’s annualized base rent for the year ended December 31, 2011. The following table sets forth certain information for the largest 10 tenants and non-owned anchor tenants (based on total GLA) open for business or for which ground lease payments are being made at the Company’s retail properties based on minimum rents in place as of December 31, 2011:

TOP 10 RETAIL TENANTS BY GROSS LEASABLE AREA

Tenant	Number of Locations	Total GLA	Number of Leases	Company Owned GLA1	Number of Anchor Owned Locations	Anchor Owned GLA2
Lowe's Home Improvement3	8	1,082,630	2	128,997	6	953,633
Target	6	665,732	—	—	6	665,732
Wal-Mart	4	618,161	1	103,161	3	515,000
Publix	6	289,779	6	289,779	—	—
Federated Department Stores	1	237,455	1	237,455	—	—
Bed Bath & Beyond/Buy Buy Baby	7	194,313	7	194,313	—	—
Kohl’s	2	186,090	—	—	2	186,090
Ross Stores	6	172,648	6	172,648	—	—
Dick’s Sporting Goods	3	171,737	3	171,737	—	—
Petsmart	6	147,079	6	147,079	—	—
	49	3,765,624	32	1,445,169	17	2,320,455

____________________
1	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

2	Includes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

3	The Company has entered into one ground lease with Lowe’s Home Improvement for a total of 163,000 square feet, which is included in Anchor Owned GLA.

The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail and commercial properties based on minimum rents in place as of December 31, 2011:

TOP 25 TENANTS BY ANNUALIZED BASE RENT1, 2

Tenant	Type of Property	Number of Locations	Leased GLA/NRA2	% of Owned GLA/NRA of the Portfolio	Annualized Base Rent1	Annualized Base Rent per Sq. Ft.3	% of Total Portfolio Annualized Base Rent
Publix	Retail	6	289,779	4.8%	$2,366,871	$8.17	2.9%
Bed Bath & Beyond / Buy Buy Baby	Retail	7	194,313	3.2%	2,162,567	11.13	2.7%
Petsmart	Retail	6	147,079	2.5%	2,057,838	13.99	2.6%
Ross Stores	Retail	6	172,648	2.9%	1,887,521	10.93	2.3%
Toys “R” Us	Retail	3	138,600	2.3%	1,779,446	12.84	2.2%
Lowe’s Home Improvement	Retail	2	128,997	2.2%	1,764,000	6.04	2.2%
State of Indiana	Commercial	3	210,393	3.5%	1,635,911	7.78	2.0%
Marsh Supermarkets	Retail	2	124,902	2.1%	1,605,139	12.85	2.0%
Dick's Sporting Goods	Retail	3	171,737	2.9%	1,404,508	8.18	1.7%
Indiana Supreme Court	Commercial	1	75,488	1.3%	1,339,164	17.74	1.7%
Staples	Retail	4	89,797	1.5%	1,226,835	13.66	1.5%
HEB Grocery Company	Retail	1	105,000	1.8%	1,155,000	11.00	1.4%
Office Depot	Retail	4	96,060	1.6%	1,080,922	11.25	1.3%
Best Buy	Retail	2	75,045	1.3%	911,993	12.15	1.1%
Kmart	Retail	1	110,875	1.9%	850,379	7.67	1.1%
LA Fitness	Retail	1	45,000	0.8%	843,750	18.75	1.0%
TJX Companies	Retail	3	88,550	1.5%	834,813	9.43	1.0%
Michaels	Retail	3	68,989	1.2%	792,515	11.49	1.0%
Mattress Firm	Retail	8	32,405	0.5%	788,354	24.33	1.0%
Dominick's	Retail	1	65,977	1.1%	775,230	11.75	1.0%
City Securities Corporation	Commercial	1	38,810	0.6%	771,155	19.87	1.0%
A & P	Retail	1	58,732	1.0%	763,516	13.00	0.9%
Stein Mart	Retail	3	106,000	1.8%	682,000	6.43	0.8%
Whole Foods	Retail	1	36,000	0.6%	697,320	19.37	0.9%
Nordstrom Rack	Retail	1	35,200	0.6%	633,600	18.00	0.8%
TOTAL			2,706,376	45.5%	$30,810,347	$10.79	38.1%

____________________
1	Annualized base rent represents the monthly contractual rent for December 2011 for each applicable tenant multiplied by 12. Annualized base rent does not include tenant reimbursements.

2	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

3	Annualized base rent per square foot is adjusted to account for the estimated square footage attributed to structures on land owned by the Company and ground leased to tenants.

Geographic Information

The Company owns 54 operating retail properties, totaling approximately 5.5 million of owned square feet in nine states. As of December 31, 2011, the Company owned interests in four operating commercial properties, totaling approximately 0.6 million square feet of net rentable area. All of these commercial properties are located in the state of Indiana. The following table summarizes the Company’s operating properties by state as of December 31, 2011:

	Number of Operating Properties1	Owned GLA/NRA2	Percent of Owned GLA/NRA	Total Number of Leases	Annualized Base Rent3	Percent of Annualized Base Rent	Annualized Base Rent per Leased Sq. Ft.
Indiana	24	2,412,010	39.8%	236	$30,035,068	39.9%	$13.27
• Retail	20	1,831,161	30.2%	217	22,824,199	30.4%	13.26
• Commercial	4	580,849	9.6%	19	7,210,869	9.5%	13.30
Florida	14	1,439,725	23.7%	195	17,968,119	23.9%	13.78
Texas	7	1,102,079	18.1%	81	12,342,942	16.4%	11.65
Illinois	3	310,830	5.1%	21	3,982,131	5.3%	13.33
Georgia	3	300,116	4.9%	56	3,924,880	5.2%	14.46
Washington	3	126,496	2.1%	20	2,788,752	3.7%	23.41
Ohio	1	236,230	3.9%	7	2,119,766	2.8%	8.97
New Jersey	1	115,088	1.9%	13	1,493,068	2.0%	15.90
Oregon	2	31,169	0.5%	13	560,722	0.8%	24.24
	58	6,073,743	100.0%	642	$75,215,448	100.0%	$13.27

____________________
1	This table includes operating retail properties, operating commercial properties, and ground lease tenants who commenced paying rent as of December 31, 2011.

2
Owned GLA/NRA represents gross leasable area or net leasable area owned by the Company.  It does not include 29 parcels or outlots owned by the Company and ground leased to tenants, which contain 18 non-owned structures totaling approximately 357,104 square feet.  It also excludes the square footage of Union Station Parking Garage.

3	Annualized Base Rent excludes $3,166,567 in annualized ground lease revenue attributable to parcels and outlots owned by the Company and ground leased to tenants.

Lease Expirations

In 2012, leases representing 6.4% of total annualized base rent and 5.3% of total GLA/NRA expire. The following tables show scheduled lease expirations for retail and commercial tenants and in-process development property tenants open for business as of December 31, 2011, assuming none of the tenants exercise renewal options.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO1

	Number of Expiring Leases1	Expiring GLA/NRA2	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent3	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2012	94	317,763	5.3%	$5,004,551	6.4%	$15.75	$—
2013	83	539,924	9.1%	6,342,645	8.1%	11.75	72,000
2014	88	565,629	9.5%	7,636,691	9.8%	13.50	340,475
2015	88	716,194	12.0%	9,698,301	12.4%	13.54	198,650
2016	101	840,622	14.1%	7,914,152	10.1%	9.41	—
2017	66	525,557	8.8%	8,113,559	10.4%	15.44	266,300
2018	34	381,601	6.4%	5,361,279	6.9%	14.05	—
2019	19	191,174	3.2%	2,918,600	3.7%	15.27	33,000
2020	21	373,805	6.3%	3,880,090	5.0%	10.38	156,852
2021	30	401,815	6.7%	5,414,045	6.9%	13.47	—
Beyond	52	1,108,647	18.6%	15,874,038	20.3%	14.32	2,099,290
Total	676	5,962,731	100.0%	$78,157,951	100.0%	$13.11	$3,166,567

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO (continued)

____________________
1
Lease expiration table reflects rents in place as of December 31, 2011, and does not include option periods; 2012 expirations include 18 month-to-month tenants. This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage attributable to non-owned structures on land owned by the Company and ground leased to tenants.

3	Annualized base rent represents the monthly contractual rent for December 2011 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL ANCHOR TENANTS1

	Number of Expiring Leases2	Expiring GLA/NRA3	% of Total GLA/NRA Expiring5	Expiring Annualized Base Rent4	% of Total Annualized Base Rent5	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2012	5	101,539	1.7%	$783,752	1.0%	$7.72	$—
2013	4	254,062	4.3%	1,256,461	1.6%	4.95	—
2014	9	236,834	4.0%	2,355,657	3.0%	9.95	—
2015	17	488,359	8.2%	4,798,887	6.1%	9.83	—
2016	13	609,387	10.2%	3,366,253	4.3%	5.52	—
2017	13	307,112	5.2%	3,703,488	4.7%	12.06	—
2018	8	300,576	5.0%	3,580,504	4.6%	11.91	—
2019	6	150,989	2.5%	2,070,625	2.7%	13.71	—
2020	9	326,354	5.5%	2,767,033	3.5%	8.48	—
2021	10	331,359	5.6%	3,790,787	4.9%	11.44	—
Beyond	27	927,535	15.5%	12,371,026	15.9%	13.34	990,000
Total	121	4,034,106	67.7%	$40,844,473	52.3%	$10.12	$990,000

____________________
1	Retail anchor tenants are defined as tenants that occupy 10,000 square feet or more.

2	Lease expiration table reflects rents in place as of December 31, 2011 and does not include option periods; 2012 expirations include one month-to-month tenant. This column also excludes ground leases.

3	Expiring GLA excludes square footage for non-owned ground lease structures on land we own and ground leased to tenants.

4	Annualized base rent represents the monthly contractual rent for December 2010 for each applicable property multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

5	Percentage is percentage of base rent from all retail and commercial tenants

LEASE EXPIRATION TABLE – RETAIL SHOPS

	Number of Expiring Leases1	Expiring GLA/NRA1,2	% of Total GLA/NRA Expiring4	Expiring Annualized Base Rent3	% of Total Annualized Base Rent4	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2012	88	206,706	3.5%	$4,058,993	5.2%	$19.64	$—
2013	74	160,972	2.7%	3,534,237	4.5%	21.96	72,000
2014	76	166,107	2.8%	3,699,577	4.7%	22.27	340,475
2015	70	182,734	3.1%	4,119,907	5.3%	22.55	198,650
2016	88	231,235	3.9%	4,547,899	5.8%	19.67	—
2017	51	138,160	2.3%	2,984,794	3.8%	21.60	266,300
2018	25	73,986	1.2%	1,654,068	2.1%	22.36	—
2019	13	40,185	0.7%	847,975	1.1%	21.10	33,000
2020	11	37,382	0.6%	939,357	1.2%	25.13	156,852
2021	19	64,294	1.1%	1,481,525	1.9%	23.04	—
Beyond	21	84,721	1.4%	2,234,278	2.9%	26.37	1,109,290
Total	536	1,386,482	23.3%	$30,102,610	38.5%	$21.71	$2,176,567

LEASE EXPIRATION TABLE – RETAIL SHOPS (continued)

____________________
1
Lease expiration table reflects rents in place as of December 31, 2011, and does not include option periods; 2012 expirations include 17 month-to-month tenants.  This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage to non-owned structures on land we own and ground leased to tenants.

3	Annualized base rent represents the monthly contractual rent for December 2011 for each applicable property multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

4	Percentage is percentage of base rent from all retail and commercial tenants.

LEASE EXPIRATION TABLE – COMMERCIAL TENANTS

	Number of Expiring Leases1	Expiring GLA/NLA1	% of Total GLA/NRA Expiring3	Expiring Annualized Base Rent2	% of Total Annualized Base Rent3	Expiring Annualized Base Rent per Sq. Ft.
2012	1	9,518	0.2%	$161,806	0.2%	$17.00
2013	5	124,890	2.1%	1,551,947	2.0%	12.43
2014	3	162,688	2.7%	1,581,457	2.0%	9.72
2015	1	45,101	0.8%	779,507	1.0%	17.28
2016	0	0	0.0%	0	0.0%	0.00
2017	2	80,285	1.4%	1,425,276	1.8%	17.75
2018	1	7,039	0.1%	126,708	0.2%	18.00
2019	0	0	0.0%	0	0.0%	0.00
2020	1	10,069	0.2%	173,700	0.2%	17.25
2021	1	6,162	0.1%	141,732	0.2%	23.00
Beyond	4	96,391	1.5%	1,268,736	1.6%	13.16
Total	19	542,143	9.1%	$7,210,869	9.2%	$13.30

____________________
1	Lease expiration table reflects rents in place as of December 31, 2011, and does not include option periods. This column also excludes ground leases.

2	Annualized base rent represents the monthly contractual rent for December 2011 for each applicable property multiplied by 12. Excludes tenant reimbursements.

3	Percentage is percentage of base rent from all retail and commercial tenants.

Lease Activity – New and Renewal

In 2011, the Company executed 156 new and renewal leases totaling 842,200 square feet.  New leases with the original term exceeding one year were signed with 81 tenants for 491,600 square feet of GLA.  Renewal leases were signed with 75 tenants for 350,600 square feet of GLA.  The following table details additional information for the current year leasing activity.

	Number of Leases Signed	Square Footage Signed	Average Rental Rent per square foot
New	81	491,600	$16.01
Renewal	75	350,600	13.79
Total	156	842,200	$15.09

ITEM 3. LEGAL PROCEEDINGS

We are a party to various legal proceedings, which arise in the ordinary course of business. We are not currently involved in any litigation nor, to our knowledge, is any litigation threatened against us where the outcome would, in our judgment based on information currently available to us, have a material adverse effect on our consolidated financial position or consolidated results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “KRG”.  On February 24, 2012, the last reported sales price of our common shares on the NYSE was $5.23.

The following table sets forth, for the periods indicated, the high and low prices for our common shares:

	High	Low
Quarter Ended December 31, 2011	$4.77	$3.19
Quarter Ended September 30, 2011	$5.08	$3.53
Quarter Ended June 30, 2011	$5.43	$4.54
Quarter Ended March 31, 2011	$5.70	$4.70
Quarter Ended December 31, 2010	$5.65	$4.32
Quarter Ended September 30, 2010	$5.04	$3.75
Quarter Ended June 30, 2010	$5.97	$4.01
Quarter Ended March 31, 2010	$5.23	$3.24
Holders

The number of registered holders of record of our common shares was 86 as of January 31, 2012.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.

Distributions

Our Board of Trustees declared the following cash distributions per share to our common shareholders for the periods indicated:
Quarter	Record Date	Distribution Per Share	Payment Date
4th 2011	January 6, 2012	$0.06	January 13, 2012
3rd 2011	October 6, 2011	$0.06	October 13, 2011
2nd 2011	July 7, 2011	$0.06	July 14, 2011
1st 2011	April 6, 2011	$0.06	April 13, 2011
4th 2010	January 6, 2011	$0.06	January 13, 2011
3rd 2010	October 6, 2010	$0.06	October 13, 2010
2nd 2010	July 7, 2010	$0.06	July 14, 2010
1st 2010	April 7, 2010	$0.06	April 16, 2010

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

Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us.  Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares.  To the extent that distributions are both in excess of earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate federal income tax liability.  Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements.  For the taxable year ended December 31, 2011, approximately 66% of our distributions to shareholders constituted a return of capital, approximately 8% constituted taxable ordinary income dividends and approximately 26% constituted taxable capital gains.

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

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2006 to December 31, 2011, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period.  The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2006 and that all cash distributions were reinvested.  The shareholder return shown on the graph below is not indicative of future performance.

	12/06	6/07	12/07	6/08	12/08	6/09	12/09	6/10	12/10	6/11	12/11

Kite Realty Group Trust	100.00	104.21	85.42	71.87	33.16	19.16	27.71	29.22	38.91	36.62	34.09
S&P 500	100.00	106.96	105.49	92.93	66.46	68.57	84.05	78.46	96.71	102.54	98.75
FTSE NAREIT Equity REITs	100.00	94.11	84.31	81.28	52.50	46.09	67.20	70.93	85.98	94.75	93.11

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

	Year Ended December 31
	20111	2010	20092	20082, 3	20072, 3, 4
	($ in thousands, except share and per share data)
Operating Data:
Revenues:
Rental related revenue	$101,536	$94,568	$95,841	$102,960	$95,604
Construction and service fee revenue	373	6,848	19,451	39,103	37,260
Total revenue	101,909	101,416	115,292	142,063	132,864
Expenses:
Property operating	18,608	17,692	18,189	16,388	14,171
Real estate taxes	13,829	12,045	12,069	11,865	11,066
Cost of construction and services	309	6,142	17,192	33,788	32,077
General, administrative, and other	6,284	5,372	5,712	5,880	6,285
Depreciation and amortization	37,069	40,732	32,148	34,893	29,731
Total expenses	76,099	81,983	85,310	102,814	93,330
Operating income	25,810	19,433	29,982	39,249	39,534
Interest expense	(25,292)	(28,532)	(27,151)	(29,372)	(25,965)
Income tax benefit (expense) of taxable REIT subsidiary	1	(266)	22	(1,928)	(762)
Income (loss) from unconsolidated entities	334	(52)	226	843	291
Non-cash gain from consolidation of subsidiary	—	—	1,635	—	—
Gain on sale of unconsolidated property	4,320	—	—	1,233	—
Other income, net	210	231	225	158	778
Income (loss) from continuing operations	5,383	(9,186)	4,939	10,183	13,876
Discontinued operations:
Discontinued operations	—	—	(732)	331	2,079
Non-cash loss on impairment of discontinued operation	—	—	(5,385)	—	—
(Loss) gain on sale of operating property	(398)	—	—	(2,690)	2,036
(Loss) income from discontinued operations	(398)	—	(6,117)	(2,359)	4,115
Consolidated net income (loss)	4,985	(9,186)	(1,178)	7,824	17,991
Net (income) loss attributable to noncontrolling interests	(4)	915	(604)	(1,731)	(4,468)
Net income (loss) to Kite Realty Group Trust	4,981	(8,271)	(1,782)	6,093	13,523
Dividends on preferred shares	(5,775)	(377)	—	—	—
Net (loss) income attributable to common shareholders	$(794)	$(8,648)	$(1,782)	$6,093	$13,523
(Loss) income per common share – basic:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.01)	$(0.14)	$0.07	$0.26	$0.36
(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	(0.00)	—	(0.10)	(0.06)	0.11
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.01)	$(0.14)	$(0.03)	$0.20	$0.47
(Loss) income per common share – diluted:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.01)	$(0.14)	$0.07	$0.26	$0.35
(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	(0.00)	—	(0.10)	(0.06)	0.11
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.01)	$(0.14)	$(0.03)	$0.20	$0.46

Weighted average Common Shares outstanding – basic	63,557,322	63,240,474	52,146,454	30,328,408	28,908,274
Weighted average Common Shares outstanding – diluted	63,557,322	63,240,474	52,146,454	30,340,449	29,180,987
Distributions declared per Common Share	$0.2400	$0.2400	$0.3325	$0.8200	$0.8000

Net (loss) income attributable to Kite Realty Group Trust common shareholders:
(Loss) income from continuing operations	$(440)	$(8,648)	$3,516	$7,945	$10,325
Discontinued operations	(354)	—	(5,298)	(1,852)	3,198
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(794)	$(8,648)	$(1,782)	$6,093	$13,523

1
In December 2011, we sold our Martinsville Shops operating property for net proceeds of $1.5 million and recognized a loss on sale of $0.4 million.  The loss on sale for this property has been reflected as discontinued operations.

2
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

3
In December 2008, we sold our Silver Glen Crossing operating property for net proceeds of $17.2 million and recognized a loss on the sale of $2.7 million.  The loss on sale and operating results for this property have been reflected as discontinued operations for each of the fiscal years presented above.

4
In November 2007, we sold our 176th & Meridian property for net proceeds of $7.0 million and a gain of $2.0 million.  176th & Meridian was a development property that was added to the operating portfolio in the third quarter of 2004.  The gain and the operating results related to this property have been reflected as discontinued operations for fiscal year ended December 31, 2007.

	As of December 31
	2011	2010	2009	2008	2007
	($ in thousands)
Balance Sheet Data:
Investment properties, net	$1,095,721	$1,047,849	$1,044,799	$1,035,454	$965,583
Cash and cash equivalents	$10,042	$15,395	$19,958	$9,918	$19,002
Total assets	$1,193,266	$1,132,783	$1,140,685	$1,112,052	$1,048,235
Mortgage and other indebtedness	$689,123	$610,927	$658,295	$677,661	$646,834
Total liabilities	$737,807	$658,689	$710,929	$755,400	$709,369
Redeemable noncontrolling interests in the Operating Partnership	$41,836	$44,115	$47,307	$67,277	$127,325
Kite Realty Group Trust shareholders’ equity	$409,372	$423,065	$375,078	$284,958	$206,810
Noncontrolling interests	$4,251	$6,914	$7,371	$4,417	$4,731
Total liabilities and equity	$1,193,266	$1,132,783	$1,140,685	$1,112,052	$1,048,235

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

Our Business and Properties

Kite Realty Group Trust, through its majority-owned subsidiary, Kite Realty Group, L.P., is engaged in the ownership, operation, management, leasing, acquisition, redevelopment, and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States. We derive revenues primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. We also derive revenues from providing management, leasing, and real estate development services through our taxable REIT subsidiary. Our operating results therefore depend materially on the ability of our tenants to make required rental payments, conditions in the United States retail sector and overall real estate market conditions.

As of December 31, 2011, we owned interests in a portfolio of 54 operating retail properties totaling 8.4 million square feet of gross leasable area (including non-owned anchor space) and also owned interests in four operating commercial properties totaling 0.6 million square feet of net rentable area and an associated parking garage.  Also, as of December 31, 2011, we had an interest in five in-process development and redevelopment properties, which, upon completion, are anticipated to have 0.8 million square feet of gross leasable area (including non-owned anchor space).

In addition to our in-process developments and redevelopments, we have future developments, which include land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of December 31, 2011, these future developments consisted of three projects that are expected to contain 2.0 million square feet of gross leasable area upon completion.

Finally, as of December 31, 2011, we also owned interests in other land parcels comprising 101 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

Current Economic Conditions and Impact on Our Retail Tenants

Economic conditions remained uneven for the United States economy, businesses, consumers, housing and credit markets throughout 2011. A prolonged economic recovery has not yet been reached due to continued challenges in the housing market, mixed economic data, and concerns over the U.S. federal government’s ability to respond to these challenges.  Despite these uncertain conditions, consumer spending improved slightly in the second half of 2011. In addition, certain retailers continue to announce plans to increase their store openings over the next 24 months.  However, there is no certainty that these trends will continue and the following factors could contribute to a decline in consumer spending at stores owned and/or operated by our retail tenants include, among others:

•
Shortage or Unavailability of Financing: Economic and market conditions in the United States began to stabilize somewhat during 2011.  Credit conditions have continued to improve with increased access and availability to secured mortgage debt and the unsecured bond and equity markets.  Lending institutions continue to maintain tighter credit standards for individual and small business lending, making it difficult for individuals and local retailers (including our tenants) to obtain financing.  In addition, continued depression of home values has caused individuals to utilize home equity as a source of funding for small businesses.  This shortage of financing has caused, among other things, some consumers to have less disposable income available for retail spending.  The shortage of financing has also made it difficult for some of our tenants to obtain capital to operate their businesses.

•
Lower Home Values and Increased Home Foreclosures: The decline in U.S. home values started to level out in 2011, but difficult economic conditions have also contributed to a record number of home foreclosures. The U.S. continues to experience historically high levels of delinquencies and foreclosures.

•
Continued High Unemployment Rates: The U.S. unemployment rate has declined in recent months (to 8.3% in January 2012) but continues to be higher than historical levels.  Continued high unemployment rates could cause further decreases in consumer spending, thereby negatively affecting the businesses of our retail tenants.  We continue to focus on markets where household income within a five mile radius of our properties is higher than statewide levels.  As an example, the average household income within a five mile radius of our Indiana properties is approximately $89,000 compared to a statewide average of approximately $71,000.

During 2011, job growth and consumer spending improved somewhat from historically low levels experienced during the recent recession.  In addition, some retailers reported improving same store sale results during the holiday season.  However, it is uncertain if these improvements will continue, level off or reverse themselves. Lower consumer spending has a negative impact on the businesses of our retail tenants.  While we did experience strong leasing activity in 2011, to the extent these conditions persist or deteriorate further, our tenants may be required to curtail or cease their operations, which could materially and negatively affect our business in general and our cash flow in particular.

Impact of Economy on REITs, Including Us

As an owner and developer of community and neighborhood shopping centers, our operating and financial performance is directly affected by economic conditions in the retail sector of those markets in which our operating centers and development properties are located, including the states of Indiana, Florida and Texas, where the majority of our operating properties are located, and in North Carolina, where a significant portion of our development projects are located.  As discussed above, due to the challenges facing U.S. consumers, the operations of many of our retail tenants could be negatively affected.  This could in turn have a negative impact on our business based on, but not limited to, the following:

•
Difficulty in Collecting Rent; Rent Adjustments.  When consumers spend less, our tenants typically experience decreased revenues and cash flows.  This makes it more difficult for some of our local and regional tenants to pay their rent obligations, which is the primary source of our revenues.  Our tenants’ decreased cash flows may be even more pronounced if, given the tight credit markets, they are unable to obtain financing to operate their businesses. The number of tenants requesting decreases or deferrals in their rent obligations declined in 2011 in comparison to 2010 and 2009; however, there can be no assurance that this trend will continue.  If granted, such decreases or deferrals negatively affect our cash flows.

•
Termination of Leases.  If our tenants find it difficult to meet their rental obligations, they may be forced to terminate their leases with us.  During 2011, tenants at some of our properties terminated their leases with us.  In some cases, we were able to secure replacement tenants at rental rates comparable to or greater than the rates of the terminated tenants.

•
Tenant Bankruptcies. The number of bankruptcies by U.S. businesses has decreased from the historically high levels experienced during recent years.  While we have seen a decrease over the past year in tenant bankruptcies, we have continued to experience bankruptcy levels higher than our historically normal levels, a trend which may continue into the foreseeable future.  For example, Sears Holdings, which leases 111,000 square feet at Sunland Town Center in Texas and accounts for 1.1% of annualized base rent, has recently announced it is closing 100 stores.  The store at our center is not among those identified by Sears; however, there is no assurance that this will continue to be the case in the future.  As of January 31, 2012, this tenant was current on its rent payments.

•
Decrease in Demand for Retail Space. Demand for retail space at our shopping centers and at our in-process developments continued to improve in 2011, most notably from national and regional retailers.  Demand from local, small shop merchants has remained soft, reflecting the difficulty such potential tenants have securing financing for working capital and expansion plans.  While our leasing activity remained high and the overall leased percentage of our retail shopping centers increased in 2011 overall demand for retail space may not continue and may decline in the future until financial markets, consumer confidence, and the economy stabilize for an extended period of time.

Financing Strategy; 2012 and 2013 Debt Maturities

Our ability to obtain financing on satisfactory terms and to refinance borrowings as they mature is affected by the condition of the economy in general and by instability of the financial markets in particular. Subsequent to December 31, 2011, we have retired $45 million of the $56 million of debt maturing in 2012 through asset sales and borrowing under our unsecured revolving credit facility.  The remaining $11 million of our 2012 debt maturities relates to our Fox Lake Crossing shopping center.  We are pursuing financing alternatives to enable us to repay, refinance, or extend the maturity date of this loan.

Based on our favorable experience with property level debt and the improvements in the lending environment over the last couple of years, we believe we will be able to satisfactorily address the remaining 2012 debt maturity; however, we cannot provide assurances about our ability to do so.  Failure to comply with our obligations under these various property-level loan agreements could cause an event of default, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments, termination of the debt facilities, exposure to the risk of foreclosure, or charges to our earnings.

We believe we have good relationships with a number of banks and other financial institutions that will allow us to continue our strategy of refinancing our borrowings with the existing lenders or replacement lenders.  However, in this current environment, it is imperative that we identify alternative sources of financing and other capital in the event we are not able to refinance these loans on satisfactory terms, or at all. If we are not able to refinance or extend these loans, our financial condition and liquidity could be adversely impacted.  It is also important for us to obtain additional financing in order to complete our in-process development and redevelopment projects.

In 2011, we strengthened our balance sheet by entering into an amended and restated three-year $200 million unsecured revolving credit facility.  The unsecured facility has a maturity date of June 6, 2014 with a one-year extension option to renew under certain circumstances.  We also entered into $213 million of additional financing and refinancing related activities in 2011.

As of December 31, 2011, we had a combined $38 million of available liquidity in the form of availability under our unsecured revolving credit facility ($22.7 million), cash and cash equivalents including our pro-rata share of unconsolidated joint ventures ($10.6 million), and a revolving line of credit secured by a portion of our Fishers Station property ($4.3 million).  As of February 21, 2012, we had a combined $40 million of available liquidity.

In addition to refinancing our unsecured revolving credit facility, we were also successful in extending the maturity dates or refinancing all of our property-level loans originally maturing in 2011 and some of our loans originally maturing in 2012. For example in 2011, we extended the maturity date or refinanced the debt at five of our properties (Indiana State Motor Pool, to February 2014; Fishers Station, to June 2014; Bayport Commons, to September 2021; Eddy Street Commons, to September 2021; and Eastgate Pavilion, to December 2016).  A schedule of our consolidated maturities (excluding regular principal payments) as of December 31, 2011 is set forth below:

Year	Amount
2012	$55,708,261
2013	88,405,513
2014	180,609,674
2015	39,381,942
2016	144,589,175
Thereafter	143,261,885
$651,956,450
Regular Principal Payments	37,050,429
Unamortized Premiums	116,054
Total	$689,122,933

We will continue to assess and engage in negotiations with existing and alternative lenders for our near-term maturing indebtedness, with a view toward extending, refinancing or repaying debt to strengthen our balance sheet.

Obtaining new financing is also important to our business due to the capital needs of our existing development and redevelopment projects. As of December 31, 2011, the unfunded amount of the total estimated projects costs of our in-process development and redevelopment projects was approximately $99.6 million. While we believe we will have access to sufficient funding to be able to fund our investments in these projects through a combination of new and existing construction loans and uses of our available liquidity (which, as noted above, was $38 million as of December 31, 2011), adverse market conditions may make it more costly and difficult to raise additional capital, if necessary.

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

Capitalization of Certain Pre-Development and Development Costs

We incur costs prior to land acquisition and for certain land held for development, including acquisition contract deposits as well as legal, engineering, cost of internal resources and other external professional fees related to evaluating the feasibility of developing a shopping center or other project.  These pre-development costs are capitalized and included in construction in progress in the accompanying consolidated balance sheets.  If we determine that the completion of a development project is no longer probable, all previously incurred pre-development costs are immediately expensed.

We also capitalize costs such as construction, interest, real estate taxes, and salaries and related costs of personnel directly involved with the development of our properties.  As a portion of the development property becomes operational, we expense appropriate costs on a pro rata basis.

Impairment of Investment Properties and Joint Ventures

Management reviews both operational and development projects, land parcels and intangible assets for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable.  The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment.  Impairment losses for investment properties are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets.  Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset.  Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels.  If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate. Management does not believe any investment properties or development assets were impaired as of December 31, 2011.

Operating properties held for sale include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year, amongst other factors. Operating properties are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the held-for-sale period.  The Company had no investment properties or development assets held for sale as of December 31, 2011.

Our operating properties have operations and cash flows that can be clearly distinguished from the rest of our activities. The operations reported in discontinued operations include those operating properties that were sold or were considered held-for-sale and for which operations and cash flows can be clearly distinguished. The operations from these properties are eliminated from ongoing operations, and we will not have a continuing involvement after disposition. When material, current and prior period operating results are reclassified to reflect the operations of these properties as discontinued operations.

We also review our investments in unconsolidated entities for impairment.  When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover our investments from future expected cash flows from the unconsolidated entity.  If we determine the loss in value is other than temporary, we will recognize an impairment charge to reflect the investment at fair value.  The use of projected future cash flows and other estimates of fair value and the determination of when a loss is other than temporary are complex and subjective.  Use of other estimates and assumptions may result in different conclusions.  Changes in economic and operating conditions that occur subsequent to our review could impact these assumptions and result in future impairment charges of our equity investments.

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

Gains from sales of real estate are not recognized unless a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing financial involvement in the property.   As part of the Company’s ongoing business strategy, it will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants, on a case by case basis.

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

Income Taxes and REIT Compliance

We are considered a corporation for federal income tax purposes and qualify as a REIT. As a result, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our shareholders and meet certain other requirements on a recurring basis.  REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates.  We may also be subject to certain federal, state and local taxes on our income and property and to federal income and excise taxes on our undistributed income even if we do qualify as a REIT.  For example, we will be subject to income tax to the extent we distribute less than 90% of our REIT taxable income (including capital gains).

Results of Operations

At December 31, 2011, we owned interests in 58 operating properties [consisting of 54 retail properties and four operating commercial (office/industrial) properties].  Also, as of December 31, 2011, we had an interest in five in-process development and redevelopment properties.

At December 31, 2010, we owned interests in 57 operating properties (consisting of 53 retail properties and four operating commercial (office/industrial) properties) and six entities that held development or redevelopment properties in which we have an interest. These redevelopment properties included Bolton Plaza, Courthouse Shadows, Rivers Edge and Four Corner Square. Of the 63 total properties held at December 31, 2010, only a limited service hotel component of an operating property was owned through an unconsolidated joint venture and was accounted for under the equity method.

At December 31, 2009, we owned interests in 55 operating properties (consisting of 51 retail properties and four operating commercial properties) and seven entities that held development or redevelopment properties in which we have an interest. These redevelopment properties included Bolton Plaza, Coral Springs Plaza, Courthouse Shadows, Rivers Edge and Four Corner Square. Of the 62 total properties held at December 31, 2009, only a limited service hotel component of a development parcel was owned through an unconsolidated joint venture and was accounted for under the equity method.

The comparability of results of operations is affected by our development, redevelopment, and operating property acquisition and disposition activities in 2009 through 2011.  Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2011 and 2010” and “Comparison of Operating Results for the Years Ended December 31, 2010 and 2009”) in conjunction with the discussion of our development, redevelopment, and operating property acquisition and disposition activities during those periods, which is set forth directly below.

Development Activities

During the years ended December 31, 2011, 2010 and 2009, the following development properties became operational or partially operational:

Property Name	MSA	Economic Occupancy Date1	Owned GLA
Eddy Street Commons, Phase I2	South Bend, IN	September 2009	169,771
South Elgin Commons, Phase I2	Chicago, IL	June 2009	45,000
South Elgin Commons, Phase II2	Chicago, IL	September 2011	83,000
Cobblestone Plaza2	Ft. Lauderdale, FL	March 2009	133,214

1	Represents the date in which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was sooner.

2	Construction of these properties was completed in phases. The Economic Occupancy Dates indicated for these properties refers to its initial phase.

Property Acquisition Activities

During the year ended December 31, 2011, we acquired the properties below.  We did not acquire any properties during the years ending December 31, 2010 and 2009.

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)	Financing Method	Owned GLA
Oleander Pointe1, 2	Wilmington, NC	February 2011	$3.5	Primarily Debt	52,000
Lithia Crossing	Tampa, FL	June 2011	13.3	Primarily Debt	81,504

1
This property was purchased with the intent to redevelop; therefore, it is included in our redevelopment activities, as discussed below. However, for purposes of the comparison of operating results, this property is classified as property acquired during 2011 in the comparison of operating results tables below.

2	Upon completion of redevelopment activities, the owned GLA is expected to be 43,800 square feet.

Operating Property Disposition Activities

During the year ended December 31, 2011, we sold the operating properties listed in the table below.  We did not sell any operating properties in the years ended December 31, 2010 and 2009.  However, in 2009, we conveyed the title on the Galleria Plaza operating property in Dallas, Texas to the ground lessor and recognized a non-cash impairment charge of $5.4 million.  The operating results of Galleria Plaza are reflected as discontinued operations in the accompanying consolidated statements of operations.

Property Name	MSA	Disposition Date	Owned GLA
Martinsville Shops1	Indianapolis, IN	December 2011	10,886
Eddy Street Commons Limited Service Hotel2	South Bend, IN	November 2011	N/A

____________________
1
We realized net proceeds of $1.5 million from the sale of this property and recognized a loss on the sale of $0.4 million. The majority of the net proceeds from the sale of this property were used to pay down borrowings under our unsecured revolving credit facility.

2
We held a 50% interest in this unconsolidated joint venture. In November 2011, the joint venture sold this property for $17.5 million, resulting in a total gain on sale of $8.3 million. A portion of the net proceeds from the sale of this property were utilized to retire the $9.5 million construction loan, and the remaining proceeds were distributed to the partners.  We used our share of the net proceeds to pay down borrowings under our unsecured revolving credit facility. Our share of the gain on sale was $4.3 million, including related tax effects.

Redevelopment Activities

During the years ended December 31, 2011, 2010 and 2009, the following properties were in our redevelopment pipeline:

Property Name	MSA	Transition Date1	Owned GLA
Coral Springs Plaza2	Boca Raton, FL	March 2009	46,079
Courthouse Shadows3	Naples, FL	September 2008	134,867
Four Corner Square4	Seattle, WA	September 2008	29,177
Bolton Plaza5	Jacksonville, FL	June 2008	172,938
Rivers Edge6	Indianapolis, IN	June 2008	149,209
Oleander Pointe7	Wilmington, NC	March 2011	43,806

1	Transition date represents the date the property was transitioned from our operating portfolio to a redevelopment project.

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

4
In the 4th quarter of 2011, we executed leases with three new anchor tenants as part of the redevelopment and expansion of the existing center and transitioned this center to an in-process redevelopment.  We expect the GLA of the center upon completion of the expansion to be 118,523 square feet.  We expect these tenants to open during the beginning of 2013.

5	We executed a 66,500 square foot lease with Academy Sports & Outdoors to anchor this center and this tenant opened during the second half of 2010.

6
We purchased this property in February 2008 with the intent to redevelop. The property was substantially completed and transitioned to the operating portfolio in the 4th quarter of 2011.  The center is anchored by Nordstrom Rack, The Container Store, and buy buy Baby.  Additional anchors Arhaus Furniture and an expanded BGI Fitness are projected to open in mid-2012.

7
We purchased this property in February 2011.  Subsequent to the acquisition, we executed a lease termination agreement with the existing tenant and executed a lease with new anchor Whole Foods.  The property is currently under construction and Whole Foods plans to open in the first half of 2012.

Other Property Activities

The Centre is a retail operating property in which the Company owned a 60% interest through January 31, 2011.  During the first nine months of 2009, this entity was unconsolidated.  The entity was consolidated beginning September 30, 2009.  In the “Comparison of Operating Results for the Years Ended December 31, 2010 and 2009”, the 2009 income (loss) from unconsolidated entities reflects nine months of activity from The Centre.

Same Property Net Operating Income

The Company believes that Net Operating Income (“NOI”) is helpful to investors as a measure of its operating performance because it excludes various items included in net income that do not relate to or are not indicative of its operating performance, such as depreciation and amortization, interest expense, and impairment, if any. The Company believes that Same Property NOI is helpful to investors as a measure of its operating performance because it includes only the NOI of properties that have been owned for the full period presented, which eliminates disparities in net income due to the redevelopment, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent metric for the comparison of the Company's properties. NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of the Company's financial performance.

The following table reflects same property net operating income (and reconciliation to net loss attributable to common shareholders) for the years ended December 31, 2011 and 2010:

	Twelve Months Ended December 31,
	2011	2010	% Change
Number of comparable properties at period end	52	52

Leased percentage at period end	93.0%	92.6%

Net operating income – same properties (52 properties)2	$57,497,589	$55,429,228	3.7%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income – same properties	$57,497,589	$55,429,228
Other income (expense), net	(52,516,315)	(63,700,058)
Less: dividends on preferred shares	(5,775,000)	(376,979)
Net loss attributable to common shareholders	$(793,726)	$(8,647,809)

1	Same Property analysis excludes Courthouse Shadows, The Centre and Bolton Plaza as the Company pursues redevelopment of these properties

2
Same Property net operating income is considered a non-GAAP measure because it excludes net gains from outlot sales, write offs of straight-line rent and lease intangibles, bad debt expense and related recoveries, lease termination fees and significant prior year expense recoveries and adjustments, if any.

The following table reflects same property net operating income (and reconciliation to net loss attributable to common shareholders) for the years ended December 31, 2010 and 2009:

	Twelve Months Ended December 31,
	2010	2009	% Change
Number of comparable properties at period end	55	55

Leased percentage at period end	92.5%	90.6%

Net operating income – same properties (55 properties)2	$56,683,622	$57,410,314	-1.3%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income – same properties	$56,683,622	$57,410,314
Other income (expense), net	(64,954,452)	(59,192,080)
Less: dividends on preferred shares	(376,979)	—
Net loss attributable to common shareholders	$(8,647,809)	$(1,781,766)

1	Same Property analysis excludes Courthouse Shadows, Four Corner Square, Rivers Edge, and Bolton Plaza as the Company pursues redevelopment of these properties

2
Same Property net operating income is considered a non-GAAP measure because it excludes net gains from outlot sales, write offs of straight-line rent and lease intangibles, bad debt expense and related recoveries, lease termination fees and significant prior year expense recoveries and adjustments, if any.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2011 and 2010:

	2011	2010	Net change 2010 to 2011
Revenue:
Rental income (including tenant reimbursements)	$97,283,647	$89,502,860	$7,780,787
Other property related revenue	4,252,623	5,065,169	(812,546)
Construction and service fee revenue	373,105	6,848,073	(6,474,968)
Total revenue	101,909,375	101,416,102	493,273
Expenses:
Property operating	18,607,865	17,691,738	916,127
Real estate taxes	13,828,995	12,044,966	1,784,029
Cost of construction and services	309,074	6,142,042	(5,832,968)
General, administrative, and other	6,284,397	5,372,056	912,341
Depreciation and amortization	37,068,830	40,732,228	(3,663,398)
Total expenses	76,099,161	81,983,030	(5,883,869)
Operating income	25,810,214	19,433,072	6,377,142

Interest expense	(25,291,512)	(28,532,440)	3,240,928
Income tax benefit (expense) of taxable REIT subsidiary	1,294	(265,986)	267,280
Income (loss) from unconsolidated entities	333,628	(51,964)	385,592
Gain on sale of unconsolidated property, net	4,320,155	-	4,320,155
Other income, net	208,870	231,178	(22,308)
Income (loss) from continuing operations	5,382,649	(9,186,140)	14,568,789
Discontinued operations:
Loss on sale of operating property	(397,909)	-	(397,909)
Loss from discontinued operations	(397,909)	-	(397,909)
Consolidated net income (loss)	4,984,740	(9,186,140)	14,170,880
Net (income) loss attributable to noncontrolling interests	(3,466)	915,310	(918,776)
Net income (loss) attributable to Kite Realty Group Trust	4,981,274	(8,270,830)	13,252,104
Dividends on preferred shares	(5,775,000)	(376,979)	(5,398,021)
Net loss attributable to common shareholders	$(793,726)	$(8,647,809)	$7,854,083

Rental income (including tenant reimbursements) increased between years by $7.8 million, or 8.7%, due to the following:

Net Change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$2,378,956
Properties acquired during 2011	1,210,731
Properties under redevelopment during 2010 and/or 2011	1,057,908
Properties fully operational during 2010 and 2011 & other	3,133,192
Total	$7,780,787

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $3.1 million increase in rental income for our properties was primarily related to the following:

•
$1.4 million increase in base rental revenue due to improved occupancy levels at operating properties along with improved rent spreads on new and renewal leases.  In addition, to the increased rent payments from these new and existing tenants, these commencements met co-tenancy requirements at two operating properties, favorably impacting billable rents to other tenants; and

•	$1.7 million increase in recovery income due to increase in recoverable expenses of $1.7 million along with improvement in recovery rates due to improved occupancy levels.

For the overall portfolio, the gross recovery ratio improved from 71.8% in 2010 to 74.3% in 2011, primarily due to the improved occupancy level of the operating portfolio.  The gross recovery ratio is computed by dividing tenant reimbursements by the sum of recoverable property operating expense and real estate tax expense.

Other property related revenue primarily consists of parking revenues, percentage rent, lease settlement income and gains from land sales. This revenue decreased $0.8 million, or 16%, primarily as a result of lower gains on land sales of $2.4 million due to lower volume of residential land sales at Eddy Street Commons in 2011 and no retail outlot sales in 2011 as compared to three outlot sales in 2010.  This decrease was partially offset by an increase in termination fees of $0.7 million and insurance recovery income of $0.7 million.  The majority of the termination fee relates to the previous tenant at Oleander Pointe.

Construction revenue and service fees decreased by $6.5 million, or 95%, as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

Property operating expenses increased between years by $0.9 million, or 5.2%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$858,251
Properties acquired during 2011	341,657
Properties under redevelopment during 2010 and/or 2011	(67,675)
Properties fully operational during 2010 and 2011 & other	(216,106)
Total	$916,127

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.2 million decrease in property operating expenses for our properties was primarily due to the following:

•	$0.2 million net decrease in bad debt expense at a number of our operating properties reflecting a general recovery in the economic condition of our tenants;

•	$0.2 million decrease in snow removal costs offset by $0.1 million increases in repairs and maintenance and $0.1 million increase in landscaping costs; and

•	The change in other categories of expense were not individually significant.

Real estate taxes increased $1.8 million, or 14.8%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$475,724
Properties acquired during 2011	131,946
Properties under redevelopment during 2010 and/or 2011	162,870
Properties fully operational during 2010 and 2011 & other	1,013,489
Total	$1,784,029

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $1.0 million increase in real estate taxes for our properties was primarily due to increased assessments of the taxable value at a number of our operating properties.  The majority of the increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Cost of construction and services decreased $5.8 million, or 95%, as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

General, administrative and other expenses increased $0.9 million, or 17%, due to an increase in personnel-related expenses along with an increase in other public company related costs.

Depreciation and amortization expense decreased $3.7 million, or 9%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$1,107,450
Properties acquired during 2011	2,092,213
Properties under redevelopment during 2010 and/or 2011	(3,648,659)
Properties fully operational during 2010 and 2011 & other	(3,214,402)
Total	$(3,663,398)

Accelerated depreciation and amortization expense of $5.7 million was recorded in the prior year due to the commencement of redevelopment at Rivers Edge and Coral Springs Plaza.  Redevelopment plans for these properties were finalized during the second quarter of 2010, resulting in a reduction of useful lives of certain assets that were scheduled to be demolished.  These decreases in depreciation and amortization were partially offset by an increase of $2.0 million related to acquired properties, transition of development properties to the operating portfolio, and timing of lease commencement at fully operational properties.  Of this $2.0 million, $1.5 million was due to accelerated depreciation on the redevelopment of Oleander Pointe that commenced in the second quarter of 2011.

Interest expense decreased $3.2 million, or 11%.  This decrease was primarily due to reduction of indebtedness from the proceeds of our December 2010 preferred stock issuance.  This decrease was partially offset by a higher interest rate on the Company’s line of credit and increased amortization of deferred financing fees related to current year borrowings and the Company’s objective of terming out debt on recently completed projects.

Income tax benefit (expense) of our taxable REIT subsidiary changed from an expense of $266,000 in 2010 to a benefit of $1,000 in 2011.  The 2010 expense was due to income to our taxable REIT subsidiary related to the sale of residential assets at the Eddy Street Commons development in 2010.  The slight benefit in 2011 was due to lower sales of residential assets at Eddy Streets Commons along with minimal construction volume.

Income (loss) from unconsolidated entities changed from a loss of $52,000 in 2010 to income of $334,000 in 2011.  The loss of $52,000 in 2010 included our share of pre-operating expenses related to the limited service hotel at our Eddy Street Commons property, which opened in June 2010.  The income in 2011 relates to ten months of operations at the limited service hotel as the hotel’s occupancy improved.  The hotel was sold in November 2011.  Our only remaining equity method joint venture is under development and is not yet generating operating results.

The $4.3 million gain on sale of unconsolidated property, including tax benefit represents our share of the gain on the sale of the limited service hotel at Eddy Street Commons property.

The $0.4 million of loss from discontinued operations resulted from the sale of our Martinsville Shops property located in Martinsville, Indiana.

Net (income) loss attributable to noncontrolling interests changed from a loss of $0.9 million in 2010 to income of $3,000 in 2011.  Net loss (income) attributable to noncontrolling interests generally reflects the net income attributable to the Operating Partnership, less dividends on preferred shares, that is owned by the limited partners and interests in consolidated properties owned by others.  The change is the result of higher earnings of the Operating Partnership.

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009	Net change 2009 to 2010
Revenue:
Rental income (including tenant reimbursements)	$89,502,860	$89,775,606	$(272,746)
Other property related revenue	5,065,169	6,065,708	(1,000,539)
Construction and service fee revenue	6,848,073	19,450,789	(12,602,716)
Total revenue	101,416,102	115,292,103	(13,876,001)
Expenses:
Property operating	17,691,738	18,188,710	(496,972)
Real estate taxes	12,044,966	12,068,903	(23,937)
Cost of construction and services	6,142,042	17,192,267	(11,050,225)
General, administrative, and other	5,372,056	5,711,623	(339,567)
Depreciation and amortization	40,732,228	32,148,318	8,583,910
Total expenses	81,983,030	85,309,821	(3,326,791)
Operating income	19,433,072	29,982,282	(10,549,210)
Interest expense	(28,532,440)	(27,151,054)	(1,381,386)
Income tax (expense) benefit of taxable REIT subsidiary	(265,986)	22,293	(288,279)
(Loss) income from unconsolidated entities	(51,964)	226,041	(278,005)
Non-cash gain from consolidation of subsidiary	-	1,634,876	(1,634,876)
Other income, net	231,178	224,927	6,251
(Loss) income from continuing operations	(9,186,140)	4,939,365	(14,125,505)
Discontinued operations:
Discontinued operations	-	(732,621)	732,621
Non-cash loss on impairment of discontinued operation	-	(5,384,747)	5,384,747
Loss from discontinued operations	-	(6,117,368)	6,117,368
Consolidated net loss	(9,186,140)	(1,178,003)	(8,008,137)
Less: Net (loss) income attributable to noncontrolling interests	915,310	(603,763)	1,519,073
Net loss attributable to Kite Realty Group Trust	$(8,270,830)	$(1,781,766)	$(6,489,064)
Dividends on preferred shares	(376,979)	-	(376,979)
Net loss attributable to Kite Realty Group Trust	$(8,647,809)	$(1,781,766)	$(6,866,043)

Rental income (including tenant reimbursements) decreased $0.3 million, or 3%, due to the following:

Net change 2009 to 2010
Development properties that became operational or were partially operational in 2009 and/or 2010	2,736,718
Consolidation of The Centre	916,490
Properties under redevelopment during 2009 and/or 2010	(610,082)
Properties fully operational during 2009 and 2010 & other	(3,315,872)
Total	$(272,746)

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and properties under redevelopment, the net $3.3 million decrease in rental income for our properties was primarily related to the following:

•	$1.6 million net decrease in real estate tax recoveries from tenants primarily due to decreased assessments at a number of our operating properties;

•	$0.8 million related to the net decreased tenancy at these properties between periods;

•	$0.5 million decreases at two of our properties due to the bankruptcy of Circuit City; and

•	$0.4 million decrease from the 2009 sale of our Eagle Creek II asset.

For the overall portfolio, the gross recovery ratio improved from 69.8% in 2009 to 71.8% in 2010, primarily because a portion of refunds received pursuant to real estate tax appeals were not refundable to tenants.  Gross recovery ratio is computed by dividing tenant reimbursements by the sum of recoverable property operating expenses and real estate tax expense.

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

Construction and service fee revenue decreased $12.6 million, or 65% primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our strategic decision to reduce third party construction activity.

Property operating expenses decreased $0.5 million, or 2.7%, due to the following:

Net change 2009 to 2010
Development properties that became operational or were partially operational in 2009 and/or 2010	1,177,328
Consolidation of The Centre	210,036
Properties under redevelopment during 2009 and/or 2010	(254,992)
Properties fully operational during 2009 and 2010 & other	(1,629,344)
Total	$(496,972)

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and properties under redevelopment, the net $1.6 million decrease in property operating expenses for our properties was primarily due to the following:

•	$0.5 million net decrease in bad debt expense at a number of our operating properties reflecting a general recovery in the economic condition of our tenants; and

•
Cost containment efforts producing a $1.3 million decrease in landscaping, repairs, maintenance, and insurance expenses, a portion of which is refundable to tenants and reflected as a reduction to tenant reimbursement revenue offset by a $0.2 million net increase in various other operating expenses.

Real estate taxes decreased $24,000, or 0.2%, due to the following:

Net change 2009 to 2010
Development properties that became operational or were partially operational in 2009 and/or 2010	1,103,785
Consolidation of The Centre	113,694
Properties under redevelopment during 2009 and/or 2010	(154,433)
Properties fully operational during 2009 and 2010 & other	(1,086,983)
Total	$(23,937)

Excluding the changes due to transitioned development properties, the consolidation of The Centre, and properties under redevelopment, the net $1.1 million decrease in real estate tax expense for our properties was primarily due to the timing of the reassessments of the taxable value of certain of our operating properties and the effects of successful appeals of these assessments.  The majority of the increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Cost of construction and services decreased $11.1 million, or 64% primarily as a result of a decline in third party construction contracts and construction management fees due to the economic downturn and our strategic decision to reduce third party construction activity, as discussed above.

General, administrative and other expenses decreased $0.3 million, or 6% due to declines in personnel-related expenses and various costs of operating as a public company, consistent with our strategy to reduce overhead.

Depreciation and amortization expense increased $8.6 million, or 27%, due to the following:

Net change 2009 to 2010
Development properties that became operational or were partially operational in 2009 and/or 2010	1,114,109
Consolidation of The Centre	432,964
Properties under redevelopment during 2009 and/or 2010	5,664,991
Properties fully operational during 2009 and 2010 & other	1,371,846
Total	$8,583,910

Of the $8.6 million total increase in depreciation and amortization expense, $5.7 million was due to additional depreciation on the Coral Springs Plaza and Rivers Edge redevelopment properties.  Redevelopment plans for theseproperties were finalized during the second quarter of 2010, resulting in a reduction to the useful lives of certain assets that were subsequently demolished to prepare for the properties’ renovation.  Excluding the changes due to transitioned development properties, the consolidation of The Centre, and properties under redevelopment, the net $1.4 million increase in depreciation and amortization expense was primarily due to the higher amounts of accelerateddepreciation and amortization of vacated tenant costs related to tenants that terminated at our operating properties in 2010 as compared to the prior year.

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

Income tax (expense) benefit of our taxable REIT subsidiary changed from a benefit of $22,000 in 2009 to an expense of $266,000 in 2010.  The 2009 benefit resulted from low construction volume in our taxable REIT subsidiary, and the 2010 expense is due to income to our taxable REIT subsidiary related to the sale of residential assets at the Eddy Street Commons development.

(Loss) income from unconsolidated entities changed from income of $0.2 million in 2009 to a loss of $0.1 million in 2010.  The $0.2 million of income relates to The Centre operating property, which was consolidated in September 2009.  The loss of $0.1 million in 2010 includes our share of pre-operating expenses related to the limited service hotel at our Eddy Street Commons property, which opened in June 2010.  Our other equity method joint venture was under development and was not yet generating operating results.

The $1.6 million non-cash gain from consolidation of subsidiary in 2009 was recognized upon the consolidation of The Centre joint venture as of September 30, 2009.  Our share of the gain was $1.0 million.

The $6.1 million loss from discontinued operations in 2009 relates to the impairment and subsequent transfer of our Galleria Plaza property to the ground lessor.

Net loss (income) attributable to noncontrolling interests changed from income of $0.6 million in 2009 to a loss of $0.9 million in 2010.  Net loss (income) attributable to noncontrolling interests generally reflects the net income attributable to the Operating Partnership, less dividends on preferred shares, that is owned by the limited partners and interests in consolidated properties owned by others.  Due to the May 2009 common share offering, the limited partners weighted average diluted ownership percentage declined from 13.4% in 2009 to 11.1% in 2010.  In 2009, noncontrolling interests included the noncontrolling interests in the non-cash gain from the consolidation of The Centre of $0.7 million and the noncontrolling interest from the sale of an outlot parcel of $0.2 million.

Liquidity and Capital Resources

Current State of Capital Markets and Our Financing Strategy

Our primary finance and capital strategy is to strengthen our balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective manner. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings or equity offerings, including the purchase price of properties to be developed or acquired, the estimated market value of our properties and the Company as a whole upon placement of the borrowing or offering, and the ability of particular properties to generate cash flow to cover debt service. We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

In 2011, we did not complete any offerings of common shares or preferred shares.  In 2008 and 2009, we received aggregate net proceeds of $135.3 million from offerings of our common shares.  In December 2010, we received net proceeds of $67.5 million from an offering of our Series A Cumulative Redeemable Perpetual Preferred Shares.

In addition to raising new capital, we have also been successful in refinancing or extending the maturities of our debt that were originally scheduled to mature in 2011 and 2012.  In 2011, we entered into an amended and restated three-year $200 million unsecured revolving credit facility with a one-year extension option.    We also entered into $213 million of additional financing and refinancing related activities in 2011.  Subsequent to December 31, 2011, we had retired $45 million of the $56 million of debt maturing in 2012 through asset sales and borrowing on our unsecured revolving credit facility.  The remaining $11 million of our 2012 debt maturities relates to our Fox Lake Crossing shopping center.  We are pursuing financing alternatives to enable us to repay, refinance, or extend the maturity date of this loan.

We were also able to effectively recycle capital by selling outlots, unoccupied land parcels, and non-core operating properties.  During 2011, we generated gross proceeds of $10.8 million from such sales, the majority of which was used to pay down outstanding indebtedness.  In February 2012, we sold Gateway Shopping Center in Marysville, Washington for a sales price of $29.4 million and expect to record a gain on this sale in the first quarter of 2012.  The net proceeds from the sale were used to retire the variable rate loan on the property of $20.4 million, and the Company’s share of the remaining net proceeds was approximately $7 million.

In the future, we may raise additional capital by pursuing joint venture capital partnerships and/or disposing of additional properties, land parcels or other assets that are no longer core components of our growth strategy.  We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

As of December 31, 2011, we had cash and cash equivalents (including pro-rata share of unconsolidated joint ventures cash) on hand of $10.6 million. We may be subject to concentrations of credit risk with regards to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.   From time to time, such investments may temporarily be held in accounts in excess of FDIC and SIPC insurance limits; however, we attempt to limit our exposure at any one time.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Our Principal Capital Resources

Our Unsecured Revolving Credit Facility

The Operating Partnership is a party to an amended and restated three-year $200 million unsecured revolving credit facility (the “unsecured facility”) along with a group of financial institutions led by Key Bank National Association, as administrative agent, and Bank of America, N.A., as syndication agent.  The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility.  The unsecured facility has a maturity date of June 6, 2014 and has a one-year option to renew under certain circumstances.  Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR + 225 to 325 basis points, depending on the Company’s leverage.  The unsecured facility has a commitment fee of 25 to 35 basis points on unused borrowings.  Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $300 million if there are sufficient unencumbered assets to support the additional borrowings.  The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate.  Borrowings under the short-term line may not be outstanding for more than five days.

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of December 31, 2011, the Company had 47 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 44 were wholly owned and three of which were owned through joint ventures.  The major unencumbered assets include: Broadstone Station, The Centre, Coral Springs Plaza, Courthouse Shadows, Four Corner Square, King's Lake Square, Lithia Crossing, Market Street Village, Oleander Pointe, PEN Products, Red Bank Commons, Shops at Eagle Creek, Traders Point II, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes Village.  As of December 31, 2011, the total amount available for borrowing under the unsecured credit facility was $22.7 million.

As of December 31, 2011, our outstanding indebtedness under the unsecured facility was $134.7 million, bearing interest at a rate of LIBOR + 325 basis points.  We anticipate that the interest rate will range from LIBOR + 275 basis points to LIBOR + 325 basis points in 2012.  In addition, we had outstanding letters of credit totaling $4.4 million as of December 31, 2011.

The Company’s ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility requires that the Company satisfy certain financial covenants, including but not all:

•	a maximum leverage ratio of 65%, reducing to 62.5% on December 31, 2012. After this date, the leverage ratio can be above 62.5% for a maximum of two consecutive quarters;

•	Adjusted EBITDA (as defined in the unsecured facility) to fixed charges coverage ratio (excluding preferred dividends) of at least 1.50 to 1;

•	minimum tangible net worth (defined as Total Asset Value less Total Indebtedness) of $325 million (plus 75% of the net proceeds of any future equity issuances from the date of the agreement);

•
the aggregate amount of unsecured debt of the Company, Operating Partnership and their respective subsidiaries not exceeding the lesser of (a) 62.5% of the value of all properties then included in an unencumbered pool of properties that satisfy certain requirements and (b) the maximum principal amount of debt which would not cause the ratio of certain net operating income less capital reserves to debt service under the unsecured facility to be less than 1.40 to 1;

•	ratio of secured indebtedness to total asset value of no more than .575 to 1;

•	minimum unencumbered property pool occupancy rate of 80%;

•	ratio of floating rate debt to total asset value of no more than 0.35 to 1; and

•	ratio of recourse debt to total asset value of no more than 0.30 to 1.

The Company was in compliance with all applicable covenants under the unsecured facility as of December 31, 2011.

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

In December 2010, the Company completed an equity offering of 2,800,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares at an offering price of $25.00 per share for aggregate gross and net proceeds of $70.0 million and $67.5 million, respectively.  A portion of the net proceeds were used to retire our $55 million unsecured term loan, which had a maturity date of July 2011.  The remaining net proceeds and borrowings on the line of credit were used to retire the $18.3 million loan and temporarily unencumber International Speedway Square.  Our Series A cumulative redeemable preferred shares have no stated maturity date although they may be redeemed, at our option, beginning in December 2015.

We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

Sale of Real Estate Assets

We may pursue opportunities to sell non-strategic real estate assets in order to generate additional liquidity.  Our ability to dispose of such properties is dependent on the availability of credit to potential buyers to purchase properties at prices that we consider acceptable.  Sales prices on such transactions may be less than our carrying value.

In 2011, we were also able to effectively recycle capital by selling outlots, unoccupied land parcels, and non-core operating properties.  During 2011, we generated gross proceeds of $10.8 million from such sales, the majority of which was used to pay down outstanding indebtedness.  In February 2012, we sold Gateway Shopping Center in Marysville, Washington for a sales price of $29.4 million and expect to record a gain on this sale in the first quarter of 2012.  The net proceeds from the sale were used to retire the variable rate loan on the property of $20.4 million, and the Company’s share of the remaining net proceeds was approximately $7 million.

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

Short-Term Liquidity Needs

 The nature of our business, coupled with the requirements to qualify for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures.  Our Board of Trustees (the “Board”) declared quarterly cash distribution of $0.06 per common share for each quarter of 2011 and 2010.  Each quarter we discuss with our Board our liquidity requirements along with other relevant factors before the Board decides whether and in what amount to declare a cash distribution.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the year ended December 31, 2011, we incurred $0.5 million of costs for recurring capital expenditures on operating properties and also incurred $5.1 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $0.7 million in recurring capital expenditures at our operating properties and approximately $11 million of additional major tenant improvements and renovation costs within the next twelve months at several operating properties. We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured credit facility and construction loans.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

We expect to meet our short-term liquidity needs through borrowings under the unsecured facility, new construction loans, cash generated from operations and, to the extent necessary, accessing the public equity and debt markets to the extent that we are able to do so.

2012 Debt Maturities

As of December 31, 2011, $56 million of our outstanding indebtedness was scheduled to mature in 2012, excluding scheduled monthly principal payments. Subsequent to December 31, 2011, we had retired $45 million of these maturities through asset sales and borrowing on our unsecured revolving credit facility.  The remaining $11 million of our 2012 debt maturities relates to our Fox Lake Crossing shopping center.  We are pursuing financing alternatives to enable us to repay, refinance, or extend the maturity date of this loan.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

In-Process Development and Redevelopment Properties. As of December 31, 2011, we had five in-process development or redevelopment projects.  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $184 million, of which $84 million had been incurred as of December 31, 2011. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through construction loans.

Future Redevelopment Properties. As of December 31, 2011, three of our properties (Bolton Plaza, The Centre, and Courthouse Shadows) were undergoing redevelopment.  We currently anticipate our total investment in these redevelopment projects will be approximately $10.2 million, of which $3.5 million has been incurred as of December 31, 2011; however, this amount may increase as redevelopment plans are finalized.  We believe we currently have sufficient financing in place to fund our investment in the remaining projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Future Development Pipeline. In addition to our in-process developments, we have a future development pipeline which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financing.  As of December 31, 2011, this future development pipeline consisted of three projects that are expected to contain approximately 2.0 million square feet of total leasable area. We currently anticipate the total estimated cost of these projects will be approximately $211 million, of which our share is currently expected to be approximately $93 million. Although we intend to develop these properties, we are not contractually obligated to complete any of these future developments. With respect to each future development project, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  We intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured revolving credit facility, if necessary.

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

Cash Flows

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Cash provided by operating activities was $32.3 million for the year ended December 31, 2011, an increase of $2.0 million from 2010. The increase was primarily due to improved operating results partially offset by higher cash out flows for deferred leasing costs and escrow deposits in 2011.  In addition, we received distributions from unconsolidated entities of $4.4 million in 2011 as a result of the sale of the Eddy Street Limited Service hotel asset.

Cash used in our investing activities totaled $86.5 million in 2011, an increase of $50.1 million from 2010. The increase in cash used in investing activities was primarily a result of an increase in capital expenditures, net from $36.6 million in 2010 to $63.3 million in 2011 along with cash out flows for the acquisitions of Oleander Pointe and Lithia Crossing of $16.4 million.  In addition, the Company contributed $8.5 million to our Parkside Town Commons development property in 2011; while, in 2010, we contributed $450,000 to our Eddy Street Commons limited service hotel property.  These increases were offset by net proceeds from the sale of our Martinsville Shops operating property of $1.5 million.

Cash provided by financing activities totaled $49.0 million during 2011, an increase of $47.4 million from 2010. In 2011, we had a net increase in debt of $78.2 million that was utilized to fund current year development and acquisition activity.  This increase was offset by current year distributions to common shareholders, preferred shareholders, and entities that hold noncontrolling interests.  In addition, we paid $1.7 million to acquire our partners’ interests in The Centre.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our in-process development pipeline, as discussed below in “Contractual Obligations”, as well as our joint venture with Prudential Real Estate Investors with respect to our Parkside Town Commons development, as discussed above.  As of December 31, 2011, we owned a 40% interest in this joint venture which, under the terms of this joint venture, will be reduced to 20% upon the placement of construction financing.

As of December 31, 2011, our share of unconsolidated joint venture indebtedness was $5.8 million.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  The Operating Partnership had guaranteed its $5.8 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.   Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.  See Note 6 to the accompanying consolidated financial statements for information on our unconsolidated joint ventures for the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, we have outstanding letters of credit totaling $4.4 million and no amounts were advanced against these instruments.

With respect to our Eddy Street Commons development, we have jointly guaranteed the apartment developer’s construction loan, which had an outstanding balance of $30.3 million as of December 31, 2011.  The apartments are complete with stabilized occupancy and the owner intends to secure nonrecourse financing in 2012 at which time our guarantee obligation will be eliminated.  We have not been required and do not expect to be required to satisfy any portion of this guarantee.

Contractual Obligations

The following table summarizes our contractual obligations to third parties based on contracts executed as of December 31, 2011.

	Development and Construction Contracts	Tenant Allowances1	Operating Leases	Consolidated Long-term Debt and Interest2	Pro Rata Share of Joint Venture Debt and Interest	Employment Contracts3	Total
2012	$1,725,855	$14,229,277	$471,552	$92,007,270	$176,168	$1,295,000	$109,905,122
2013	—	—	357,252	120,853,769	5,893,445	—	127,104,466
2014	—	—	364,752	207,015,712	—	—	207,380,464
2015	—	—	346,501	61,887,861	—	—	62,234,362
2016	—	—	310,000	180,014,246	—	—	180,324,246
Thereafter	—	—	1,382,500	181,707,785	—	—	183,090,285
Total	$1,725,855	$14,229,277	$3,232,557	$843,486,643	$6,069,613	$1,295,000	$870,038,945

____________________
1	Tenant allowances include commitments made to tenants at our operating and in-process development and redevelopment properties.

2
Our long-term debt consists of both variable and fixed-rate debt and includes both principal and interest.  Interest expense for variable-rate debt was calculated using the interest rates as of December 31, 2011.

3
We have entered into employment agreements with certain members of senior management. Under these agreements, each individual received a stipulated annual base salary through December 31, 2011. Each agreement has an automatic one-year renewal unless we or the individual elects not to renew the agreement. The contracts have been extended through December 31, 2012.

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

The six properties to which our tax indemnity obligations relate represented 15.6% of our annualized base rent in the aggregate as of December 31, 2011. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza Shopping Center, Thirty South, and Market Street Village.

Construction Contracts

Construction contracts in the table above represent commitments for contracts executed as of December 31, 2011 related to new developments and redevelopments.

Obligations in Connection with Our In-Process Developments and Redevelopments

We are obligated under various completion guarantees with lenders and lease agreements with tenants to complete all or portions of our in-process development and redevelopment projects. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing or new construction loans.  In addition, if necessary, we may make draws on our unsecured facility.

Outstanding Indebtedness

The following table presents details of outstanding consolidated indebtedness as of December 31, 2011:

Property	Balance Outstanding	Interest Rate	Maturity
Fixed Rate Debt - Mortgage:
50th & 12th	$4,211,416	5.67%	11/11/2014
Bayport Commons	13,070,487	5.44%	9/1/2021
The Centre at Panola, Phase I	3,257,178	6.78%	1/1/2022
Cool Creek Commons	17,410,311	5.88%	4/11/2016
Eddy Street Commons	25,394,089	5.44%	9/1/2021
Four Property Pool Loan	43,219,744	5.44%	9/1/2021
Fox Lake Crossing	10,799,299	5.16%	7/1/2012
Geist Pavilion	11,125,000	5.78%	1/1/2017
Indian River Square	12,853,758	5.42%	6/11/2015
International Speedway Square	20,835,938	5.77%	4/1/2021
Kedron Village	29,700,000	5.70%	1/11/2017
Pine Ridge Crossing	17,470,402	6.34%	10/11/2016
Plaza at Cedar Hill2	24,722,234	7.38%	2/1/2012
Plaza Volente	27,717,728	5.42%	6/11/2015
Preston Commons	4,135,348	5.90%	3/11/2013
Riverchase Plaza	10,482,241	6.34%	10/11/2016
Sunland Towne Centre	24,887,224	6.01%	7/1/2016
30 South	20,900,992	6.09%	1/11/2014
Traders Point	45,783,943	5.86%	10/11/2016
Whitehall Pike	7,637,673	6.71%	7/5/2018
	375,615,005
Floating Rate Debt - Hedged:
Associated Bank	15,100,000	1.35%	12/31/2016
TD Bank	14,577,612	3.31%	1/3/2017
	29,677,612
Net unamortized premium on assumed debt of acquired properties	116,054
Total Fixed Rate Indebtedness	$405,408,671

Property	Balance Outstanding	Interest Rate3	Maturity	Interest Rate at 12/31/11
Variable Rate Debt - Mortgage:
951 & 41	$7,800,000	LIBOR + 300	9/22/2013	3.30%
Beacon Hill	7,217,850	LIBOR + 125	3/30/2014	1.55%
Eastgate Pavilion	16,800,000	LIBOR + 225	12/31/2016	2.55%
Estero Town Commons	10,500,000	LIBOR + 325	1/15/2013	3.55%
Fishers Station4	3,625,230	LIBOR + 340	6/30/2014	3.70%
Gateway Shopping Center	20,352,866	LIBOR + 190	10/31/2012	2.20%
Indiana State Motor Pool	3,307,415	LIBOR + 325	2/4/2014	3.55%
Ridge Plaza	14,459,965	LIBOR + 325	1/3/2017	3.55%
Tarpon Springs Plaza	12,187,942	LIBOR + 325	1/15/2013	3.55%
Subtotal Mortgage Notes	96,251,268
Variable Rate Debt - Secured by Properties under Construction:
Bridgewater Marketplace1	7,000,000	LIBOR + 185	6/29/2013	5.00%
Cobblestone Plaza	33,637,744	LIBOR + 350	2/12/2013	3.80%
Delray Marketplace	7,798,762	LIBOR + 200	11/18/2014	2.30%
Rivers Edge	19,685,563	LIBOR + 325	1/15/2016	3.55%
South Elgin Commons	13,252,337	LIBOR + 325	9/30/2013	3.55%
Zionsville Walgreens	1,080,000	LIBOR + 225	6/30/2015	2.55%
Subtotal Construction Notes	82,454,406

Unsecured Credit Facility3	134,686,200	LIBOR + 325	6/6/2014	3.55%

Floating Rate Debt - Hedged:	(29,677,612)	LIBOR + 325	Various

Total Variable Rate Indebtedness	283,714,262
Total Consolidated Indebtedness	$689,122,933

____________________
1	This loan has a LIBOR floor of 3.15%.

2	This loan was paid off with the Company’s Unsecured Credit Facility subsequent to December 31, 2011.

3	At December 31, 2011, one-month LIBOR was 0.30%.

4
In addition, the Company has a $4.3 million revolving line of credit that is secured by this property.  This revolver has a maturity date of June 30, 2013 at an interest rate of LIBOR + 305.  There are no amounts outstanding under this line of credit as of December 31, 2011.

Funds From Operations

Funds From Operations (“FFO”), is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (NAREIT), which we refer to as the White Paper. The White Paper defines FFO as consolidated net income (computed in accordance with GAAP), excluding gains (or losses) from sales and impairments of depreciated property, plus depreciation and amortization, and after adjustments for third-party shares of appropriate items.

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. We believe that our presentation of adjusted FFO provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO should not be considered as an alternative to consolidated net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computations of FFO may not be comparable to FFO reported by other REITs.

Our calculation of FFO [and reconciliation to consolidated net income (loss)] is as follows:

Funds From Operations	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Consolidated net income (loss)	$4,984,740	$(9,186,140)	$(1,178,003)
Less preferred stock dividend	(5,775,000)	(376,979)	—
Add loss (deduct gain) on sale of operating property	397,909	—	—
Add non-cash loss on impairment of real estate asset	—	—	5,384,747
Less non-cash gain from consolidation of subsidiary, net of noncontrolling interests	—	—	(980,926)
Less gain on sale of unconsolidated property, including tax benefit	(4,320,155)	—	—
Less net income attributable to noncontrolling interests in properties	(101,069)	(117,155)	(879,463)
Add depreciation and amortization of consolidated entities, net of noncontrolling interests	36,577,580	39,950,624	31,759,173
Funds From Operations of the Kite Portfolio	31,764,005	30,270,350	34,105,528
Less redeemable noncontrolling interests in Funds From Operations	(3,494,040)	(3,359,076)	(3,848,585)
Funds From Operations allocable to the Company	$28,269,965	$26,911,274	$30,256,943

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

Market Risk Related to Fixed and Variable Rate Debt

We had $689.1 million of outstanding consolidated indebtedness as of December 31, 2011 (inclusive of net premiums on acquired debt of $0.1 million). As of December 31, 2011, we were party to various consolidated interest rate hedge agreements for a total of $29.7 million, with maturities over various terms ranging from 2016 through 2017. Including the effects of these hedge agreements, our fixed and variable rate debt would have been $405.4 million (59%) and $283.7 million (41%), respectively, of our total consolidated indebtedness at December 31, 2011.  Including our $5.8 million share of unconsolidated variable rate debt and the effect of related hedge agreements, our fixed and variable rate debt is 58% and 42%, respectively, of the total of consolidated and our share of unconsolidated indebtedness at December 31, 2011.

Our future earnings, cash flows and fair values related to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  LIBOR was at historically low levels during 2011.  Based on the amount of our fixed rate debt at December 31, 2011, a 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of approximately $16.2 million. A 100 basis point increase in interest rates on our variable rate debt as of December 31, 2011 would decrease our annual cash flow by approximately $2.9 million.  Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited Kite Realty Group Trust and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kite Realty Group Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kite Realty Group Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kite Realty Group Trust and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and the related financial statement schedule listed in the index at Item 15(a) as of December 31, 2011 of Kite Realty Group Trust and subsidiaries and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

March 2, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics that applies to our principal executive officer and senior financial officers, which is available on our Internet website at: www.kiterealty.com. Any amendment to, or waiver from, a provision of this code of ethics will be posted on our Internet website.

The remaining information required by this Item is hereby incorporated by reference to the material appearing in our 2012 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end, under the captions “Proposal 1: Election of Trustees Nominees for Election for a One-Year Term Expiring at the 2012 Annual Meeting”, “Executive Officers”, “Information Regarding Governance and Board and Committee Meetings – Committee Charters and Corporate Governance”, “Information Regarding Corporate Governance and Board and Committee Meetings – Board Committees” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance”.

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

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE
John A. Kite
March 2, 2012	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ DANIEL R. SINK
Daniel R. Sink
March 2, 2012	Executive Vice President, Chief Financial Officer and Treasurer
(Date)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KITE	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	March 2, 2012
(John A. Kite)

/s/ WILLIAM E. BINDLEY	Trustee	March 2, 2012
(William E. Bindley)

/s/ RICHARD A. COSIER	Trustee	March 2, 2012
(Richard A. Cosier)

/s/ EUGENE GOLUB	Trustee	March 2, 2012
(Eugene Golub)

/s/ GERALD L. MOSS	Trustee	March 2, 2012
(Gerald L. Moss)

/s/ MICHAEL L. SMITH	Trustee	March 2, 2012
(Michael L. Smith)

/s/ DARELL E. ZINK, JR.	Trustee	March 2, 2012
(Darell E. Zink, Jr.)

/s/ DANIEL R. SINK	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 2, 2012
(Daniel R. Sink)

Kite Realty Group Trust

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audit also included the financial statement schedule listed in the index at item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kite Realty Group Trust and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kite Realty Group Trust and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

March 2, 2012

Kite Realty Group Trust
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets:
Investment properties, at cost:
Land	$238,129,092	$228,707,073
Land held for development	36,977,501	27,384,631
Buildings and improvements	845,173,680	780,038,034
Furniture, equipment and other	5,474,403	5,166,303
Construction in progress	147,973,380	158,636,747
	1,273,728,056	1,199,932,788
Less: accumulated depreciation	(178,006,632)	(152,083,936)
	1,095,721,424	1,047,848,852

Cash and cash equivalents	10,042,450	15,394,528
Tenant receivables, including accrued straight-line rent of $11,398,347 and $9,113,712, respectively, net of allowance for uncollectible accounts	20,413,671	18,204,215
Other receivables	2,978,225	5,484,277
Investments in unconsolidated entities, at equity	21,646,443	11,193,113
Escrow deposits	9,424,986	8,793,968
Deferred costs, net	31,079,129	24,207,046
Prepaid and other assets	1,959,790	1,656,746
Total Assets	$1,193,266,118	$1,132,782,745
Liabilities and Equity:
Mortgage and other indebtedness	$689,122,933	$610,926,613
Accounts payable and accrued expenses	36,048,324	32,362,917
Deferred revenue and other liabilities	12,636,228	15,399,002
Total Liabilities	737,807,485	658,688,532
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	41,836,613	44,115,028
Equity:
Kite Realty Group Trust Shareholders’ Equity
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 2,800,000 shares issued and outstanding, with a liquidation value of $70,000,000	70,000,000	70,000,000
Common Shares, $.01 par value, 200,000,000 shares authorized, 63,617,019 shares and 63,342,219 shares issued and outstanding at December 31, 2011 and 2010, respectively	636,170	633,422
Additional paid in capital	449,763,528	448,779,180
Accumulated other comprehensive loss	(1,524,095)	(2,900,100)
Accumulated deficit	(109,504,068)	(93,447,581)
Total Kite Realty Group Trust Shareholders’ Equity	409,371,535	423,064,921
Noncontrolling Interests	4,250,485	6,914,264
Total Equity	413,622,020	429,979,185
Total Liabilities and Equity	$1,193,266,118	$1,132,782,745

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2011	2010	2009
Revenue:
Minimum rent	$77,019,425	$71,836,417	$71,612,415
Tenant reimbursements	20,264,222	17,666,443	18,163,191
Other property related revenue	4,252,623	5,065,169	6,065,708
Construction and service fee revenue	373,105	6,848,073	19,450,789
Total revenue	101,909,375	101,416,102	115,292,103
Expenses:
Property operating	18,607,865	17,691,738	18,188,710
Real estate taxes	13,828,995	12,044,966	12,068,903
Cost of construction and services	309,074	6,142,042	17,192,267
General, administrative, and other	6,284,397	5,372,056	5,711,623
Depreciation and amortization	37,068,830	40,732,228	32,148,318
Total expenses	76,099,161	81,983,030	85,309,821
Operating income	25,810,214	19,433,072	29,982,282
Interest expense	(25,291,512)	(28,532,440)	(27,151,054)
Income tax benefit (expense) of taxable REIT subsidiary	1,294	(265,986)	22,293
Income (loss) from unconsolidated entities	333,628	(51,964)	226,041
Gain on sale of unconsolidated property, including tax benefit	4,320,155	—	—
Non-cash gain from consolidation of subsidiary	—	—	1,634,876
Other income, net	208,870	231,178	224,927
Income (loss) from continuing operations	5,382,649	(9,186,140)	4,939,365
Discontinued operations:
Discontinued operations	—	—	(732,621)
Non-cash loss on impairment of discontinued operations	—	—	(5,384,747)
Loss gain on sale of operating property	(397,909)	—	—
Loss from discontinued operations	(397,909)	—	(6,117,368)
Consolidated net income (loss)	4,984,740	(9,186,140)	(1,178,003)
Net (income) loss attributable to noncontrolling interests	(3,466)	915,310	(603,763)
Net income (loss) attributable to Kite Realty Group Trust	4,981,274	(8,270,830)	(1,781,766)
Dividends on preferred shares	(5,775,000)	(376,979)	—
Net loss attributable to common shareholders	$(793,726)	$(8,647,809)	$(1,781,766)
Net loss per common share – basic & diluted:
(Loss) Income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.01)	$(0.14)	$0.07
(Loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	(0.00)	—	(0.10)
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.01)	$(0.14)	$(0.03)

Weighted average Common Shares outstanding – basic	63,557,322	63,240,474	52,146,454

Weighted average Common Shares outstanding – diluted	63,557,322	63,240,474	52,146,454

Dividends declared per Common Share	$0.2400	$0.2400	$0.3325

Net (loss) income attributable to Kite Realty Group Trust common shareholders:
(Loss) income from continuing operations	$(439,412)	$(8,647,809)	$3,515,875
Loss from discontinued operations	(354,314)	—	(5,297,641)
Net loss attributable to Kite Realty Group Trust common shareholders	$(793,726)	$(8,647,809)	$(1,781,766)

Consolidated net income (loss)	$4,984,740	$(9,186,140)	$(1,178,003)
Change in fair value of derivatives	1,547,918	3,274,373	3,032,080
Total comprehensive income (loss)	6,532,658	(5,911,767)	1,854,077
Comprehensive (income) loss attributable to noncontrolling interests	(175,379)	543,243	(1,699,095)
Comprehensive income (loss) attributable to Kite Realty Group Trust	$6,357,279	$(5,368,524)	$154,982

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balances, December 31, 2008	—	$—	34,181,179	$341,812	$343,631,595	$(7,739,154)	$(51,276,059)	$284,958,194
Stock compensation activity	—	—	40,984	410	865,597	—	—	866,007
Proceeds of common share offering, net of costs	—	—	28,750,000	287,500	87,199,059	—	—	87,486,559
Proceeds from employee share purchase plan	—	—	15,939	159	51,012	—	—	51,171
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	—	—	1,936,748		1,936,748
Distributions declared	—	—	—	—	—	—	(16,555,938)	(16,555,938)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(1,781,766)	(1,781,766)
Exchange of redeemable noncontrolling interest for common stock	—	—	73,981	740	1,124,247	—	—	1,124,987
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	16,991,880	—	—	16,991,880
Balances, December 31, 2009	—	$—	63,062,083	$630,621	$449,863,390	$(5,802,406)	$(69,613,763)	$375,077,842
Stock compensation activity	—	—	150,825	1,508	763,369	—	—	764,877
Proceeds of preferred share offering, net	2,800,000	70,000,000	—	—	(2,517,500)	—	—	67,482,500
Proceeds from employee share purchase plan	—	—	9,311	93	39,301	—	—	39,394
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	—	—	2,902,306	—	2,902,306
Distributions declared to common shareholders	—	—	—	—	—	—	(15,186,009)	(15,186,009)
Distributions to preferred shareholders	—	—	—	—	—	—	(376,979)	(376,979)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(8,270,830)	(8,270,830)
Exchange of redeemable noncontrolling interest for common stock	—	—	120,000	1,200	1,558,800	—	—	1,560,000
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	(928,180)	—	—	(928,180)
Balances, December 31, 2010	2,800,000	$70,000,000	63,342,219	$633,422	$448,779,180	$(2,900,100)	$(93,447,581)	$423,064,921
Stock compensation activity	—	—	253,442	2,534	798,462	—	—	800,996
Proceeds from employee share purchase plan	—	—	5,358	54	23,978	—	—	24,032
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	—	—	1,376,005	—	1,376,005
Acquisition of noncontrolling interest in The Centre	—	—	—	—	(31,005)	—	—	(31,005)
Offering costs	—	—	—	—	(276,253)	—	—	(276,253)
Distributions declared to common shareholders	—	—	—	—	—	—	(15,262,761)	(15,262,761)
Distributions to preferred shareholders	—	—	—	—	—	—	(5,775,000)	(5,775,000)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	4,981,274	4,981,274
Exchange of redeemable noncontrolling interest for common stock	—	—	16,000	160	207,840	—	—	208,000
Adjustments to redeemable noncontrolling interests – Operating Partnership	—	—	—	—	261,326	—	—	261,326
Balances, December 31, 2011	2,800,000	$70,000,000	63,617,019	$636,170	$449,763,528	$(1,524,095)	$(109,504,068)	$409,371,535

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Consolidated net income (loss)	$4,984,740	$(9,186,140)	$(1,178,003)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Non-cash loss on impairment of real estate asset	—	—	5,384,747
Non-cash gain from consolidation of subsidiary	—	—	(1,634,876)
Gain on sale of unconsolidated property	(4,320,155)	—	—
Equity in (earnings) loss of unconsolidated entities	(333,628)	51,964	(226,041)
Loss on sale of operating property	397,909	—	—
Straight-line rent	(2,690,710)	(547,063)	(1,591,209)
Depreciation and amortization	38,655,771	42,564,646	34,003,017
Provision for credit losses, net of recoveries	1,364,820	1,443,675	2,104,841
Compensation expense for equity awards	519,929	488,557	526,795
Amortization of debt fair value adjustment	(430,858)	(430,858)	(430,858)
Amortization of in-place lease liabilities	(2,460,002)	(2,822,305)	(3,120,359)
Distributions of income from unconsolidated entities	4,432,456	—	145,701
Changes in assets and liabilities:
Tenant receivables	524,137	(539,800)	(566,121)
Deferred costs and other assets	(11,930,493)	421,494	(2,309,437)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	3,513,039	(1,178,564)	(10,116,910)
Net cash provided by operating activities	32,226,955	30,265,606	20,991,287
Cash flow from investing activities:
Acquisitions of interests in properties	(16,368,190)	—	—
Capital expenditures, net	(63,559,852)	(39,032,155)	(36,806,704)
Net proceeds from sales of operating properties	1,483,941	—	—
Change in construction payables	297,918	2,392,632	(5,036,410)
Note receivable from joint venture partner	125,780	687,648	(1,375,298)
Contributions to unconsolidated entities	(8,518,604)	(445,295)	(12,044,052)
Cash from consolidation of subsidiary	—	—	247,969
Distributions of capital from unconsolidated entities	—	—	167,361
Net cash used in investing activities	(86,539,007)	(36,397,170)	(54,847,134)
Cash flow from financing activities:
Common share issuance proceeds, net of costs	(252,221)	39,394	87,537,730
Preferred share issuance proceeds, net of costs	—	67,482,500	—
Acquisition of noncontrolling interests in The Centre	(1,697,137)	—	—
Loan proceeds	211,528,578	58,726,952	93,536,599
Loan transaction costs	(4,370,749)	(989,943)	(981,163)
Loan payments	(132,901,400)	(105,663,994)	(112,472,694)
Distributions paid – common shareholders	(15,246,825)	(15,546,044)	(19,746,716)
Distributions paid – preferred shareholders	(5,694,792)	—	—
Distributions paid – redeemable noncontrolling interests	(1,884,965)	(1,907,073)	(3,877,243)
Distributions to noncontrolling interests	(520,515)	(574,076)	(100,165)
Net cash provided by financing activities	48,959,974	1,567,716	43,896,348
(Decrease) increase in cash and cash equivalents	(5,352,078)	(4,563,848)	10,040,501
Cash and cash equivalents, beginning of year	15,394,528	19,958,376	9,917,875
Cash and cash equivalents, end of year	$10,042,450	$15,394,528	$19,958,376

Supplemental disclosures
Cash paid for interest, net of capitalized interest	$24,286,585	$26,661,839	$25,830,213
Cash paid for taxes	$77,000	$298,493	$110,225

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
December 31, 2011

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

At December 31, 2011, the Company owned interests in 58 operating properties (consisting of 54 retail properties and four commercial operating properties) and five in-process development or redevelopment projects.  The Company also owned land parcels intended for future development and redevelopment which include parcels that are undergoing pre-development activities and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financings.  As of December 31, 2011, these future developments and redevelopments consisted of six projects that are expected to contain approximately 2.4 million square feet of total gross leasable area (including non-owned anchor space) upon completion of development or redevelopment.  Finally, as of December 31, 2011, the Company also owned interests in other land parcels comprising 101 acres that are expected to be used for future expansion of existing properties or development of new retail or commercial properties.  The Company may also elect to sell such land to third parties under certain circumstances. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

At December 31, 2010, the Company owned interests in 57 operating properties (consisting of 53 retail properties, four commercial operating properties), six properties under development or redevelopment and 93 acres of land held for development.

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

As of December 31, 2011, the Company had investments in three joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $35.4 million which is secured by assets of the VIEs totaling $86.5 million.  The Operating Partnership guarantees the debt of these VIEs.  In addition to The Centre, which is discussed below, in 2011 the Company acquired the entire outside partners’ interests in two VIEs, which were consolidated by the Company, which was previously deemed to be the primary beneficiary, for nominal amounts.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

The Company considers all relationships between itself and the VIE, including development agreements, management agreements and other contractual arrangements, in determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance. The Company also continuously reassesses primary beneficiary status.  Other than with regard to The Centre as described below and as described above, there were no changes during the years ended December 31, 2011, 2010 or 2009 to the Company’s conclusions regarding whether an entity qualifies as a VIE or whether the Company is the primary beneficiary of any previously identified VIE.

The Company reviews its investments in unconsolidated entities for impairment.  When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating its ability to recover its investments from future expected cash flows.  If it determines the loss in value is other than temporary, the Company will recognize an impairment charge to reflect the investment at fair value.  The use of projected future cash flows and other estimates of fair value and the determination of when a loss is other than temporary are complex and subjective.  Use of other estimates and assumptions may result in different conclusions.  Changes in economic and operating conditions that occur subsequent to the Company’s review could impact these assumptions and result in future impairment charges of the equity investments.

The Centre

The Centre is a retail operating property located in Carmel, Indiana.  In 2009, the third-party loan secured by the assets of The Centre, a previously unconsolidated operating property in which the Company owned a 60% interest, matured.  In order to pay off this loan, the Company made a capital contribution of $2.1 million and simultaneously extended a loan of $1.4 million to the partnership that owned the property. The Company’s extension of a loan to the partnership caused the Company to reevaluate whether The Centre qualifies as a VIE and whether the Company is its primary beneficiary.  The analysis concluded that The Centre qualified as a VIE and the Company was its primary beneficiary.  As a result, the financial statements of The Centre were consolidated as of September 30, 2009, the assets and liabilities were recorded at fair value, and a non-cash gain of $1.6 million was recorded, of which the Company’s share was $1.0 million.  The fair values recognized from the real estate and related assets acquired were primarily determined using the income approach.  The most significant assumptions in the fair value estimates were the discount rates, market leasing rates, and exit capitalization rates using Level 2 and Level 3 inputs.

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

Purchase Accounting

In accordance with Topic 805—“Business Combinations” in the Accounting Standards Codification (“ASC”), the Company measures identifiable assets acquired, liabilities assumed, and any non-controlling interests in an acquiree at fair value on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  In making estimates of fair values for the purpose of allocating purchase price, a number of sources are utilized, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities.

A portion of the purchase price is allocated to tangible assets and intangibles, including:

•	the fair value of the building on an as-if-vacant basis and to land determined either by real estate tax assessments, independent appraisals or other relevant data;

•
above-market and below-market in-place lease values for acquired properties are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases.  Any below-market renewal options are also considered in the in-place lease values.  The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the remaining non-cancelable terms of the respective leases.  Should a tenant vacate, terminate its lease, or otherwise notify the Company of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income; and

•
the value of leases acquired.  The Company utilizes independent sources for its estimates to determine the respective in-place lease values.  The Company’s estimates of value are made using methods similar to those used by independent appraisers.  Factors the Company considers in their analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

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

The Company incurs costs prior to land acquisition and for certain land held for development including acquisition contract deposits, as well as legal, engineering, cost of internal resources and other external professional fees related to evaluating the feasibility of developing a shopping center or other project.  These pre-development costs are included in construction in progress in the accompanying consolidated balance sheets.  If the Company determines that the development of a property is no longer probable, any pre-development costs previously incurred are immediately expensed.  Once construction commences on the land, it is transferred to construction in progress.

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

Impairment

Management reviews both operational and development properties, land parcels and intangible assets for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable.  The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment.  Impairment losses for investment properties are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets.  Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset.  If the Company decides to sell or otherwise dispose of an asset, its carrying value may differ from its sales price.

In 2009, the Company wrote off the net book value on the Galleria Plaza operating property in Dallas, Texas and recognized a non-cash impairment charge of $5.4 million.

Held for Sale and Discontinued Operations

Operating properties held for sale include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year among other factors.  Operating properties are carried at the lower of cost or fair value less costs to sell.  Depreciation and amortization are suspended during the period during which the asset is held-for-sale.  There were no assets classified as held for sale as of December 31, 2011 or 2010.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.  From time to time, such investments may temporarily be held in accounts that are in excess of FDIC and SIPC insurance limits; however the Company attempts to limit its exposure at any one time.

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

Changes in the fair values of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.  Upon settlement of the hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedged transaction.  All of the Company’s derivative instruments qualify for hedge accounting.

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

Gains from sales of real estate are recognized when a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the Company has transferred to the buyer the usual risks and rewards of ownership, and the Company does not have a substantial continuing financial involvement in the property.  As part of the Company’s ongoing business strategy, it will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Net gains realized on such sales were $0.2 million, $2.6 million, and $2.9 million for the years ended December 31, 2011, 2010, and 2009, respectively, and are classified as other property related revenue in the accompanying consolidated statements of operations.

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

	2011	2010	2009
Balance, beginning of year	$1,629,883	$1,913,584	$808,024
Provision for credit losses, net of recoveries	1,364,820	1,443,675	2,104,841
Accounts written off	(1,660,188)	(1,727,376)	(999,281)
Balance, end of year	$1,334,515	$1,629,883	$1,913,584

Other Receivables

Other receivables consist primarily of receivables due from municipalities and from tenants for non-rental revenue related activities.  Prior to 2011, other receivables consisted primarily of receivables due in the ordinary course of the Company’s construction and advisory services businesses.

Concentration of Credit Risk

The Company may be subject to concentrations of credit risk with regards to its cash and cash equivalents.  The Company places its cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  In addition, the Company’s accounts receivable from and leases with tenants potentially subjects it to a concentration of credit risk related to its accounts receivable and revenue.  At December 31, 2011, 43%, 15% and 17% of total billed receivable were due from tenants leasing space in the states of Indiana, Florida, and Texas, respectively.  For the year ended December 31, 2011, 39%, 24% and 15% of the Company’s revenue recognized was from tenants leasing space in the states of Indiana, Florida, and Texas, respectively.  There were no significant changes in the concentration percentages for the years ended December 31, 2010 and 2009.

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged for either cash or common shares, at our option, under certain circumstances, and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net loss for the years ended December 31, 2011, 2010 and 2009, the potentially dilutive securities were not dilutive for these periods.

For each of the years ended December 31, 2011, 2010, and 2009, 1.7 million, 1.7 million, and 1.4 million of the Company’s outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive.

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

For the years ended December 31, 2011 and 2009, there were insignificant amounts of income tax benefits recorded.  Income tax provision for the year ended December 31, 2010 was $266,000.

Other state and local income taxes were not significant in any of the periods presented.

Noncontrolling Interests

The Company reports its noncontrolling interest in a subsidiary as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest is identified in the consolidated financial statements.

The noncontrolling interests in consolidated properties for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
Noncontrolling interests balance January 1	$6,914,264	$7,371,185	$4,416,533
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	101,069	117,155	879,463
Acquisition of noncontrolling interest in The Centre	(2,244,333)
Distributions to noncontrolling interests	(520,515)	(574,076)	(100,165)
Recognition of noncontrolling interests upon consolidation of subsidiary and other	—	—	2,175,354
Noncontrolling interests balance at December 31	$4,250,485	$6,914,264	$7,371,185

The Company classifies redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because the Company may be required to pay cash to unitholders upon redemption of their interests in the limited partnership under certain circumstances.

The redeemable noncontrolling interests in the Operating Partnership for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
Redeemable noncontrolling interests balance January 1	$44,115,028	$47,307,115	$67,276,904
Net loss allocable to redeemable noncontrolling interests	(97,603)	(1,032,465)	(275,700)
Accrued distributions to redeemable noncontrolling interests	(1,883,399)	(1,899,839)	(2,672,554)
Other comprehensive income allocable to redeemable noncontrolling interests 1	171,913	372,037	1,095,332
Exchange of redeemable noncontrolling interest for common stock	(208,000)	(1,560,000)	(1,124,987)
Adjustment to redeemable noncontrolling interests - Operating Partnership2	(261,326)	928,180	(16,991,880)
Redeemable noncontrolling interests balance at December 31	$41,836,613	$44,115,028	$47,307,115

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 10).

2	Includes adjustments to reflect amounts at the greater of historical book value or redemption value.

The following sets forth accumulated other comprehensive loss allocable to noncontrolling interests for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Accumulated comprehensive loss balance at January 1	$(359,798)	$(731,835)	$(1,827,167)
Other comprehensive income allocable to noncontrolling interests 1	171,913	372,037	1,095,332
Accumulated comprehensive loss balance at December 31	$(187,885)	$(359,798)	$(731,835)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 10).

The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid in capital.  As of December 31, 2011, 2010 and 2009, the historical book value of the redeemable noncontrolling interests exceeded the redemption value, so no adjustment was necessary.

The Company allocates net operating results of the Operating Partnership after preferred dividends and noncontrolling interest in the consolidated properties based on the partners’ respective weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the redeemable noncontrolling weighted average interests in the Operating Partnership for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
Company’s weighted average diluted interest in Operating Partnership	89.0%	88.9%	86.6%
Redeemable noncontrolling weighted average diluted interests in Operating Partnership	11.0%	11.1%	13.4%

The Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership at December 31, 2011 and 2010 were as follows:

	Balance at December 31,
	2011	2010
Company’s interest in Operating Partnership	89.0%	89.0%
Redeemable noncontrolling interests in Operating Partnership	11.0%	11.0%

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

The total share-based compensation expense, net of amounts capitalized, included in general and administrative expenses for the years ended December 31, 2011, 2010, and 2009 was $0.7 million, $0.7 million, and $0.5 million, respectively.  Total share-based compensation cost capitalized for the years ended December 31, 2011, 2010, and 2009 was $0.3 million, $0.3 million, and $0.3 million, respectively, related to development and leasing activities.

As of December 31, 2011, there were 430,626 shares available for grant under the 2004 Equity Incentive Plan.

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

The following summarizes the weighted average assumptions used for grants in fiscal periods 2011, 2010, and 2009:

	2011	2010	2009
Expected dividend yield	5.00%	10.00%	10.00%
Expected term of option	8 years	8 years	6 years
Risk-free interest rate	3.33%	3.00%	1.96%
Expected share price volatility	40.00%	52.71%	55.51%

A summary of option activity under the Plan as of December 31, 2011, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2011	1,741,860	$9.49
Granted	76,271	5.26
Exercised	(14,033)	3.04
Forfeited	(67,120)	10.46
Outstanding at December 31, 2011	1,736,978	$9.32
Exercisable at December 31, 2011	1,273,727	$10.58
Exercisable at December 31, 2010	1,072,799	$11.45

The fair value on the respective grant dates of the 76,271, 161,500, and 526,730 options granted during the periods ended December 31, 2011, 2010, and 2009 was $1.18, $0.65, and $0.55 per option, respectively.

The aggregate intrinsic value of the 14,033 and 6,000 options exercised during the years ended December 31, 2011 and 2010 was $27,824 and $6,180, respectively.  No options were exercised during the year ended December 31, 2009.

The aggregate intrinsic value and weighted average remaining contractual term of the outstanding and exercisable options at December 31, 2011 were as follows:

	Options	Aggregative Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2011	1,736,978	$648,334	5.48
Exercisable at December 31, 2011	1,273,727	$360,609	4.80

As of December 31, 2011, there was $0.4 million of total unrecognized compensation cost related to outstanding unvested share option awards, which is expected to be recognized over a weighted-average period of 1.26 years.  We expect to incur $0.2 million of this expense in fiscal year 2012, $0.1 million in fiscal year 2013, and the remaining $0.1 million in fiscal year 2014 through 2016.

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

The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2011 and changes during the year then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding at January 1, 2011	177,077	$5.58
Shares granted	244,134	5.12
Shares forfeited	(5,556)	5.10
Shares vested	(81,931)	6.46
Restricted shares outstanding at December 31, 2011	333,724	$5.02

During the years ended December 31, 2011, 2010 and 2009, the Company granted 244,134, 136,324 and 31,692 restricted shares to employees and non-employee members of the Board of Trustees with weighted average grant date fair values of $5.12, $4.20 and $2.84, respectively.  The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $0.4 million, $0.2 million, and $0.2 million.

As of December 31, 2011, there was $1.6 million of total unrecognized compensation cost related to restricted shares granted under the Plan, which is expected to be recognized over a weighted-average period of 1.9 years.  We expect to incur $0.6 million of this expense in fiscal year 2012, $0.4 million in fiscal year 2013, $0.3 million in fiscal year 2014, $0.3 million in fiscal year 2015, and the remainder in fiscal year 2016.

Deferred Share Units Granted to Trustees

The Plan allows for the deferral of certain equity grants into the Trustee Deferred Compensation Plan.  The Trustee Deferred Compensation Plan authorizes the issuance of “deferred share units” to the Company’s non-employee trustees.  Each deferred share unit is equivalent to one common share of the Company.  Non-employee trustees receive an annual retainer, fees for Board meetings attended, Board committee chair retainers and fees for Board committee meetings attended.  Except as described below, these fees are paid in cash or common shares of the Company.

Under the Plan, at the Trustee’s election, deferred share units may be credited to non-employee trustees in lieu of the payment of compensation in the form of cash or common shares.  In addition, beginning on the date on which deferred share units are credited to a non-employee trustee, the number of deferred share units credited is increased by additional deferred share units in an amount equal to the relationship of dividends declared to the value of the Company’s common shares.  The deferred share units credited to a non-employee trustee are not settled until he or she ceases to be a member of the Board of Trustees, at which time an equivalent number of common shares will be issued to the Trustee.

During the years ended December 31, 2011, 2010, and 2009, three trustees elected to receive at least a portion of their compensation in deferred share units and an aggregate of 44,379, 32,639, and 42,739 deferred share units, respectively, including dividends that were reinvested for additional share units, were credited to those non-employee trustees based on a weighted-average grant date fair value of $4.24, $4.55, and $3.42, respectively.  During the years ended December 31, 2011, 2010, and 2009, the Company incurred expense of $0.1 million, $0.2 million, and $0.2 million, respectively, related to deferred share units credited to non-employee trustees.

Other Equity Grants

During the years ended 2011, 2010, and 2009, the Company issued 7,935, 8,631, and 10,968 unrestricted common shares, respectively, with weighted average grant date fair values of $4.72, $4.34, and $3.42 per share, respectively, to non-employee members of our Board of Trustees in lieu of 50% of their annual retainer compensation.

Note 4. Deferred Costs

Deferred costs consist primarily of financing fees incurred to obtain long-term financing, acquired lease intangible assets, and broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At December 31, 2011 and 2010, deferred costs consisted of the following:

	2011	2010
Deferred financing costs	$8,904,454	$7,325,325
Acquired lease intangible assets	5,397,258	5,404,889
Deferred leasing costs and other	33,598,741	27,446,067
	47,900,453	40,176,281
Less—accumulated amortization	(16,821,324)	(15,969,235)
Total	$31,079,129	$24,207,046

The estimated aggregate amortization amounts from net unamortized acquired lease intangible assets for each of the next five years and thereafter are as follows:

2012	$554,298
2013	484,329
2014	301,655
2015	194,370
2016	136,677
Thereafter	533,666
Total	$2,204,995

The accompanying consolidated statements of operations include amortization expense as follows:

	For the year ended December 31,
	2011	2010	2009
Amortization of deferred financing costs	$1,586,941	$1,832,418	$1,602,161
Amortization of deferred leasing costs, lease intangibles and other	$3,965,814	$4,473,346	$4,108,855

Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense, while the amortization of deferred financing costs is included in interest expense.

Note 5. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of unamortized fair value of in-place lease liabilities recorded in connection with purchase accounting, construction billings in excess of costs, construction retainages payable, and tenant rents received in advance.  The amortization of in-place lease liabilities is recognized as revenue over the remaining life of the leases through 2036.  Construction contracts are recognized as revenue using the percentage of completion method.  Tenant rents received in advance are recognized as revenue in the period to which they apply, usually the month following their receipt.

At December 31, 2011 and 2010, deferred revenue and other liabilities consisted of the following:

	2011	2010
Unamortized in-place lease liabilities	$8,637,607	$9,867,906
Deferred construction revenue and other	910,184	958,220
Construction retainages payable	148,564	1,378,808
Tenant rents received in advance	2,515,221	2,647,531
Deferred income taxes	424,652	546,537
Total	$12,636,228	$15,399,002

The estimated aggregate amortization of acquired lease intangibles (unamortized fair value of in-place lease liabilities) for each of the next five years and thereafter is as follows:

2012	$1,686,855
2013	1,591,948
2014	1,242,134
2015	829,118
2016	428,154
Thereafter	2,859,398
Total	$8,637,607

Note 6. Investments in Unconsolidated Joint Ventures

As discussed in Note 2, the Centre was a retail operating property in which the Company owned a 60% equity interest.  As of September 30, 2009, the Company consolidated The Centre.  In February 2011, the Company acquired the remaining 40% interests and assumed all leasing and management responsibilities.   During the first nine months of 2009, this entity was unconsolidated.  In the summarized financial information below, the 2009 income reflects the first nine months of activity from The Centre.

During the second quarter of 2010, a limited service hotel at the Eddy Street Commons property, in which the Company holds a 50% noncontrolling interest, commenced operations.  Subsequent to its development, the joint venture received an unsolicited offer to acquire the hotel.  On November 1, 2011, the limited service hotel was sold by the joint venture resulting in a gain of $8.3 million.  A portion of the net proceeds from the sale of this property were utilized to retire the $9.5 million construction loan, and the remaining proceeds were distributed to the partners.  The Company’s share of the gain was $4.3 million, including related tax effects.  The Company maintains an investment in the joint venture, which is in the process of winding up its activities and distributing remaining net assets.

As of December 31, 2011, the Company owned a non-controlling interest in one development land parcel (Parkside Town Commons), which was also accounted for under the equity method.  The Company has determined that Parkside Town Commons is a VIE and that the Company is not the primary beneficiary.  The Company’s investment in Parkside Town Commons was $21.3 million and $10.9 million as of December 31, 2011 and 2010, respectively.  Parkside Town Commons is owned in a joint venture with Prudential Real Estate Investors (“PREI”).  The joint venture is in the process of developing a mixed-use shopping center.  As of December 31, 2011, the Company owned a 40% interest in Parkside Town Commons, which under the terms of the operating agreement, will be reduced to 20% upon project specific construction financing.

Combined summary financial information of entities accounted for using the equity method of accounting and a summary of the Company’s investment in and share of income from these entities follows:

	December 31, 2011	December 31, 2010
Assets:
Investment properties at cost:
Building and improvements	$—	$9,438,204
Construction in progress	62,108,456	60,852,416
	62,108,456	70,290,620
Less: Accumulated depreciation	—	(388,260)
Investment properties, at cost, net	62,108,456	69,902,360
Cash and cash equivalents	1,267,585	1,146,354
Escrow deposits	432,176	600,000
Deferred costs and other assets	59,273	265,248
Total assets	$63,867,490	$71,913,962
Liabilities and Owners’ Equity:
Mortgage and other indebtedness	$14,440,000	$43,287,141
Accounts payable and accrued expenses	742,475	839,607
Total liabilities	15,182,475	44,126,748
Owners’ equity	48,685,015	27,787,214
Total liabilities and owners’ equity	$63,867,490	$71,913,962
Company share of total assets	$25,546,996	$29,789,769
Company investment in joint ventures	$21,646,443	$11,193,113
Company share of mortgage and other indebtedness	$5,776,000	$18,256,271

	Year ended December 31,
	2011	2010	2009
Revenue:
Minimum rent	$—	$—	$691,739
Tenant reimbursements	—	—	256,426
Hotel rental revenue	4,443,374	2,002,761	—
Other property related revenue	—	—	20,916
Total revenue	4,443,374	2,002,761	969,081
Expenses:
Property operating	2,755,467	1,459,059	195,656
Real estate taxes	337,701	70,000	142,198
Depreciation and amortization	194,133	388,262	102,626
Total expenses	3,287,301	1,917,321	440,480
Operating income	1,156,073	85,440	528,601
Interest expense	(340,099)	(189,368)	(179,177)
Other income	—	—	179,492
Income (loss) from continuing operations	815,974	(103,928)	528,916
Gain on sale of operating property	8,286,246	—	—
Net income (loss)	$9,102,220	$(103,928)	$528,916
Third-party investors’ share of net income (loss)	(4,551,110)	51,964	(226,306)
Company share of net (loss) income	$4,551,110	$51,964	$302,610
Amortization of excess investment and other	—	—	(76,569)
Income (loss) from unconsolidated entities	$4,551,110	$51,964	$226,041

Amounts classified as:

Company’s share of income (loss) from unconsolidated entities	$333,628	$(51,964)	$226,041
Company’s share of gain on sale of unconsolidated property	4,217,482	—	—
Tax effects from sale of unconsolidated property and other parent-level costs	102,673	—	—
Income (loss) from unconsolidated entities and gain on sale of unconsolidated property	$4,653,783	$(51,964)	$226,041

 “Excess investment” represented the unamortized difference of the Company’s investment over its share of the equity in the underlying net assets of the joint ventures acquired.  The Company amortized the excess investment over the life of the related property of no more than 35 years and the amortization is included in equity in earnings from unconsolidated entities.  The excess investment related to The Centre and was eliminated upon the September 30, 2009 consolidation of this property.  In addition, as of December 31, 2011 and 2010, the Company has an excess investment in Parkside Town Commons of $2.1 million and $1.2 million, respectively.

As of December 31, 2011, the Company’s share of unconsolidated joint venture indebtedness was $5.8 million, which was related to the Parkside Town Commons development.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of December 31, 2011, the Operating Partnership had guaranteed its share of unconsolidated joint venture debt of $5.8 million in the event the joint venture partnership defaults under the terms of the underlying arrangement.  Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

Note 7. Development, Redevelopment, and Acquisition Activities

2011 Development Activities

Cobblestone Plaza

In 2011, the Company substantially completed the construction of Cobblestone Plaza, a neighborhood shopping center located in Ft. Lauderdale, Florida and transitioned it to the operating portfolio.  The center is anchored by Whole Foods, Party City, and All Pets Emporium.

Delray Marketplace

In 2011, the Company transitioned Delray Marketplace in Delray Beach, Florida to an in-process development.  The center will be anchored by Publix and Frank Theatres along with multiple shop retailers including Charming Charlie’s, Chico’s, Jos. A Bank, Max’s Grille, and White House | Black Market.  In November 2011, the Company closed on a $62 million construction loan to fund construction costs.

New Hill Place – Phase I

In 2011, the Company transitioned New Hill Phase – Phase I near Raleigh, North Carolina to an in-process development.  The center will be anchored by Dick’s Sporting Goods, Marshall’s, Michael’s, and Petco and a non-owned Target.

Walgreens

In 2011, the Company commenced construction on a Walgreens in Indianapolis, Indiana and the asset is included as an in-process development.

2011 Redevelopment Activities

During 2010, the Company completed plans for its redevelopment projects at Rivers Edge and Coral Springs Plaza.  As part of finalizing its plans, the Company reduced the estimated useful lives of certain assets that were demolished.  As a result of this change in estimate, a total of $5.8 million of additional depreciation was recognized in 2010.

Rivers Edge

In 2011, the Company substantially completed the construction of its Rivers Edge property in Indianapolis, Indiana and transitioned it to the operating portfolio.  The center is anchored by Nordstrom Rack, the Container Store, and buy buy Baby.  Additional anchors Arhaus Furniture and an expanded BGI Fitness are projected to open in mid-2012.

Oleander Pointe

In 2011, the Company acquired Oleander Pointe in Wilmington, North Carolina.  Subsequent to the acquisition, the Company executed a lease termination agreement with the former anchor and a new lease with Whole Foods and transitioned the property to an in-process redevelopment.  In connection with the lease termination agreement, the Company received a lease termination fee of $0.8 million.  During 2011, the Company completed plans for the redevelopment of this property and recognized $1.5 million of accelerated depreciation and amortization.

Four Corner Square/Maple Valley

The Company transitioned its wholly-owned Four Corner Square/Maple Valley project near Seattle, Washington to an in-process development/redevelopment.  In addition to the existing center, the Company also owns approximately ten acres of adjacent land for the expansion of the shopping center.  The center will be anchored by Johnson’s Home & Garden, Walgreens, and Grocery Outlet.  The Company anticipates the majority of the existing center will remain open during the redevelopment.

2011 Acquisition Activities

In February 2011, the Company acquired Oleander Pointe, an unencumbered shopping center in Wilmington, North Carolina, for a purchase price of $3.5 million.  The Company allocated the purchase price to the fair value of tangible assets and intangibles.

In June 2011, the Company acquired Lithia Crossing, an unencumbered shopping center in Tampa, Florida for a purchase price of $13.3 million.  The Company allocated the purchase price to the fair value of tangible assets and intangibles.

Note 8. Discontinued Operations

In 2009, the Company conveyed the title to its Galleria Plaza operating property in Dallas, Texas to the ground lessor upon determining there was no value to the improvements and intangibles related to the property and recognized a non-cash impairment charge of $5.4 million to write off its net book value.  The operating results related to this property are reported as discontinued operations in the accompanying statement of operations.

In 2011, the Company sold its Martinsville Shops property for a loss of $0.4 million.  The operating results of this property were not material for any of the periods presented.

The results of the discontinued operations related to Galleria Plaza were comprised of the following for the year ended December 31, 2009:

Year Ended December 31, 2009
Rental income	$554,934
Expenses:
Property operations	802,500
Real estate taxes and other	193,639
Depreciation and amortization	256,172
Non-cash loss on impairment of discontinued operation	5,384,747
Total expenses	6,637,058
Operating (loss) income	(6,082,124)
Interest expense and other income, net	(35,244)
(Loss) income from discontinued operations	(6,117,368)
Loss on sale of operating property	—
Total loss from discontinued operations	$(6,117,368)

Loss from discontinued operations attributable to Kite Realty Group Trust common shareholders	$(5,297,641)
Loss from discontinued operations attributable to noncontrolling interests	(819,727)
Total loss from discontinued operations	$(6,117,368)

Note 9. Mortgage Loans and Other Indebtedness

Mortgage and other indebtedness consist of the following at December 31, 2011 and 2010:

	Balance at December 31,
Description	2011	2010
Unsecured Revolving Credit Facility1
Matures June 2014; maximum borrowing level of $161.7 million and $175.8 million available at December 31, 2011 and 2010, respectively; interest at LIBOR + 3.25%5 or 3.55% at December 31, 2011 and interest at LIBOR + 1.25%5 or 1.51% at December 31, 2010	$134,686,200	$122,300,000
Notes Payable Secured by Properties under Construction—Variable Rate
Generally interest only; maturing at various dates through 2016; interest at LIBOR+1.85%-3.50%, ranging from 2.30% to 5.00%3 at December 31, 2011 and interest at LIBOR+1.85%-3.50%, ranging from 2.56% to 5.252%3,4 at December 31, 2010	82,454,406	88,424,770
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2022; interest rates ranging from 5.16% to 7.38% at December 31, 2011 and interest rates ranging from 5.16% to 7.65% at December 31, 2010	375,615,005	277,560,128
Mortgage Notes Payable—Variable Rate2
Due in monthly installments of principal and interest; maturing at various dates through 2017; interest at LIBOR + 1.25%-3.40%, ranging from 1.55% to 3.70% at December 31, 2011 and interest at LIBOR + 1.25%-3.50%, ranging from 1.51% to 3.73% at December 31, 2010	96,251,268	122,094,803
Net premium on acquired indebtedness	116,054	546,912
Total mortgage and other indebtedness	$689,122,933	$610,926,613

____________________
1	The Company entered into two cash flow hedge agreements that fix interest on portions of its unsecured revolving credit facility. These hedges expired in February 2011.

2
The Company entered into a cash flow hedge for $55 million of outstanding variable rate debt that fixed the LIBOR rate at 3.27%, which the Company initially associated with the variable-rate term loan.  After repayment of the term loan in 2010 and consistent with the designation documents, the hedge was associated with other variable-rate mortgage notes.  This hedge expired in July 2011.

3	The Bridgewater Marketplace construction loan has a LIBOR floor of 3.15%.

4	The South Elgin Commons construction loan had a LIBOR floor of 2.00%.

5	The rate on the Company’s unsecured revolving credit facility varied at certain parts of the year due to provisions in the agreement and the amendment and restatement of the agreement.

The one month LIBOR interest rate was 0.30% and 0.26% as of December 31, 2011 and 2010, respectively.

For the year ended December 31, 2011, the Company had loan borrowing proceeds of $211.5 million and loan repayments of $132.9 million.  The major components of this activity are as follows:

•
Draws of $55.7 million were made on the unsecured revolving credit facility.  These draws were utilized to fund the acquisitions of Oleander Pointe in Wilmington, North Carolina, Lithia Crossing in Tampa, Florida, and the partners’ noncontrolling interest in The Centre in Indianapolis, Indiana, as well as contributions to Parkside Town Commons in Raleigh, North Carolina, redevelopment costs, and tenant improvement and leasing costs;

•	The Company made draws on construction loans totaling $15.7 million related to the development of South Elgin Commons Phase II, Eddy Street Commons, Rivers Edge, and Cobblestone Plaza developments;

•
The Company closed on a $16.8 million loan secured by the Eastgate Pavilion property to replace the secured variable rate loan that was scheduled to mature in April 2012.  The loan has a maturity date of December 31, 2016 and carries a variable interest rate of LIBOR plus 225 basis points.  The all-in rate on this loan when considering the interest rate swap is 3.6%;

•
The Company closed on a $4.7 million construction loan to fund the construction of the Zionsville Walgreen’s in-process development property in Indianapolis, Indiana.  The loan has a maturity date of June 30, 2015 and carries a variable interest rate of LIBOR plus 225 basis points.  The Company made a draw of $1.1 million at the closing of the loan;

•
The Company closed on a $62 million construction loan to fund the construction of the Delray Marketplace in-process development property in Delray Beach, Florida.  The loan has a maturity date of November 18, 2014 and carries a variable interest rate of LIBOR plus 200 basis points.  The Company made a draw of $7.8 million at the closing of the loan;

•
The Company closed on a total of $82 million of nonrecourse loans secured by its Bayport Commons, Eddy Street Commons, Hamilton Crossing, Boulevard Crossing, Publix at Acworth, and Naperville Marketplace properties.  Each of these loans has a ten-year term and a fixed interest rate of 5.44%.  The Hamilton Crossing, Boulevard Crossing, Publix at Acworth, and Naperville Marketplace properties, as a group, serve as collateral for $43 million of the total borrowings.  A portion of the net proceeds were used to pay down the variable rate debt on the Bayport Commons, Eddy Street Commons, and Glendale Town Center properties and the remainder was initially used to pay down the Company’s unsecured revolving credit facility;

•
The Company issued $7.8 million of variable rate debt, which matures on September 22, 2013, that carries a variable interest rate of LIBOR plus 300 basis points.  The loan is secured by land held for development in Naples, Florida.  The net proceeds were utilized to pay down the Company’s unsecured revolving credit facility;

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

•
The Company increased the borrowing capacity on the construction loan for the South Elgin Commons property from $9.4 million to $16.5 million and removed the LIBOR floor of 2.00%.  The loan has a maturity date of September 30, 2013 and carries a variable interest rate of LIBOR plus 325 basis points;

•
The Company closed on a $3.7 million loan secured by the small shops portion of the Fishers Station property to replace the secured loan that matured in June 2011.  The loan has a maturity date of June 30, 2014 and carries a variable interest rate of LIBOR plus 340 basis points.  In addition, the Company closed a $4.3 million revolving line of credit that is secured by the anchor of this property.  This line of credit has a maturity date of June 30, 2013 and carries a variable interest rate of LIBOR plus 305 basis points.  There were no amounts outstanding under this line of credit as of December 31, 2011; and

•	The Company made scheduled principal payments totaling $5.2 million.

Unsecured Revolving Credit Facility

In June 2011, the Operating Partnership entered into an amended and restated three-year $200 million unsecured revolving credit facility (the “unsecured facility”) with a group of financial institutions led by Key Bank National Association, as administrative agent, and Bank of America, N.A., as syndication agent.  The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility.  The unsecured facility has a maturity date of June 6, 2014 with a one-year option to extend under certain circumstances.  Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR + 225 to 325 basis points, depending on the Company’s leverage.  The unsecured facility has a commitment fee of 25 to 35 basis points on unused borrowings.  Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $300 million if there are sufficient unencumbered assets to support the additional borrowings.  The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate.  Borrowings under the short-term line may not be outstanding for more than five days.

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of December 31, 2011, the Company had 47 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 44 were wholly owned and three of which were owned through joint ventures.  The major unencumbered assets include: Broadstone Station, The Centre, Coral Springs Plaza, Courthouse Shadows, Four Corner Square, King's Lake Square, Lithia Crossing, Market Street Village, Oleander Pointe, PEN Products, Red Bank Commons, Shops at Eagle Creek, Traders Point II, Union Station Parking Garage, Wal-Mart Plaza, and Waterford Lakes Village.  As of December 31, 2011, the total amount available for borrowing under the unsecured credit facility was $22.7 million.

The Company’s ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility requires that the Company satisfy certain financial covenants, including:

•	a maximum leverage ratio of 65%, reducing to 62.5% on December 31, 2012. After this date, the leverage ratio can be above 62.5% for a maximum of two consecutive quarters;

•	Adjusted EBITDA (as defined in the unsecured facility) to fixed charges coverage ratio (excluding preferred dividends) of at least 1.50 to 1;

•	minimum tangible net worth (defined as Total Asset Value less Total Indebtedness) of $325 million (plus 75% of the net proceeds of any future equity issuances from the date of the agreement);

•
the aggregate amount of unsecured debt of the Company, Operating Partnership and their respective subsidiaries not exceeding the lesser of (a) 62.5% of the value of all properties then included in an unencumbered pool of properties that satisfy certain requirements and (b) the maximum principal amount of debt which would not cause the ratio of certain net operating income less capital reserves to debt service under the unsecured facility to be less than 1.40 to 1;

•	ratio of secured indebtedness to total asset value of no more than .575 to 1;

•	minimum unencumbered property pool occupancy rate of 80%;

•	ratio of floating rate debt to total asset value of no more than 0.35 to 1; and

•	ratio of recourse debt to total asset value of no more than 0.30 to 1.

The Company was in compliance with all applicable covenants under the unsecured facility as of December 31, 2011.

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

Unsecured Term Loan

The Operating Partnership had a $55 million unsecured term loan agreement (the “Term Loan”) that was originally scheduled to mature on July 15, 2011 and bore interest at LIBOR + 265 basis points.  In connection with obtaining the Term Loan, the Company entered into a cash flow hedge for $55 million, which the Company initially associated with the variable rate Term Loan and effectively fixed the interest rate at 5.92%. In December 2010, the Term Loan was retired utilizing a portion of the proceeds from the Company’s Series A Cumulative Redeemable Perpetual Preferred Share Offering.  The cash flow hedge expired in June 2011.

Mortgage and Construction Loans

Mortgage and construction loans are secured by certain real estate, are generally due in monthly installments of interest and principal and mature over various terms through 2022.

The following table presents maturities of mortgage debt, corporate debt, and construction loans as of December 31, 2011:

Year	Amount
2012	$61,032,333
2013	93,888,696
2014	185,910,518
2015	44,494,733
2016	148,901,534
Thereafter	154,779,065
$689,006,879
Unamortized Premiums	116,054
Total	$689,122,933

See Note 19 for refinancing activity subsequent to December 31, 2011.

The amount of interest capitalized in 2011, 2010, and 2009 was $8.5 million, $8.8 million, and $8.9 million, respectively.

Fair Value of Fixed and Variable Rate Debt

As of December 31, 2011, the fair value of fixed rate debt was approximately $405.5 million compared to the book value of $375.6 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 3.17% to 4.54%.  As of December 31, 2011, the fair value of variable rate debt was approximately $315 million compared to the book value of approximately $313 million. The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 2.46% to 7.85%.

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

Note 10.  Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges.  The Company has agreements with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of December 31, 2011, the Company was party to various consolidated cash flow hedge agreements totaling $30 million, which effectively fix certain variable rate debt over various terms through 2017.  Utilizing a weighted average spread over LIBOR on all variable rate debt resulted in a weighted average interest rate of 5.38%.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of December 31, 2011 and 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The fair values of the Company’s interest rate hedge liabilities as of December 31, 2011 and 2010 were $1.7 million and $3.8 million, respectively, including accrued interest of $43,000 and $0.5 million as of December 31, 2011 and 2010, respectively, and are recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

The Company currently expects an increase to interest expense of approximately $0.7 million as the hedged forecasted interest payments occur.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings during 2012.  During the years ended December 31, 2011, 2010 and 2009, $3.1 million, $7.1 million and $6.4 million, respectively, were reclassified as a reduction to earnings.

The Company’s share of net unrealized gains (losses) on its interest rate hedge agreements are the only components of its accumulated comprehensive income (loss).  The following sets forth comprehensive income allocable to the Company for the years ended December 31, 2011, 2010, and 2009:

	Year ended December 31,
	2011	2010	2009
Net income (loss) attributable to Kite Realty Group Trust	$4,981,274	$(8,270,830)	$(1,781,766)
Other comprehensive income (loss) allocable to Kite Realty Group Trust1	1,376,005	2,902,306	1,936,748
Comprehensive income attributable to Kite Realty Group Trust	$6,357,279	$(5,368,524)	$154,982

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 11. Lease Information

Tenant Leases

The Company receives rental income from the leasing of retail and commercial space under operating leases.  The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold.  The weighted average initial term of the lease agreements is approximately 16 years.  During the periods ended December 31, 2011, 2010, and 2009, the Company earned percentage rent of $0.4 million, $0.3 million, and $0.3 million, respectively.

As of December 31, 2011, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on sales volume, are as follows:

2012	$70,849,731
2013	67,751,776
2014	61,810,208
2015	53,218,448
2016	45,145,626
Thereafter	203,177,674
Total	$501,953,463

Lease Commitments

As of December 31, 2011, the Company was obligated under eight ground leases for approximately 36 acres of land with five landowners, all of which require fixed annual rent payments.  The expiration dates of the initial terms of these ground leases range from 2012 to 2083.  These leases have five to ten year extension options ranging in total from 20 to 30 years. Ground lease expense incurred by the Company on these operating leases (including Galleria Plaza in 2009) for the years ended December 31, 2011, 2010, and 2009 was $0.7 million, $0.6 million, and $1.1 million, respectively.

During 2009, the Company was also obligated under a ground lease for its Galleria Plaza operating property in Dallas, Texas.  The lease had been for 4.1 acres of land, required fixed annual rent of $594,000, and was scheduled to expire in 2027.  As previously discussed, during the third quarter of 2009, the Company recognized a non-cash impairment charge of $5.4 million to write off the property’s net book value.  In December 2009, the Company conveyed the title to Galleria Plaza to the ground lessor.  In connection with the transfer, the Company was released from the original ground lease and was released from any future obligations related to this property.

As further discussed in Note 15, the Company is obligated under a ground lease for one of its operating properties, Eddy Street Commons at the University of Notre Dame.  The Company makes ground lease payments to the University of Notre Dame for the land beneath the initial phase of the development.  This lease agreement is for a 75-year term at a fixed payment for the first two years, after which payments are based on a percentage of certain gross revenues.  Contingent amounts are not readily estimable and are not reflected in the table below for fiscal years 2012 and beyond.

Future minimum lease payments due under such leases for the next five years ending December 31 and thereafter are as follows:

2012	$471,552
2013	357,252
2014	364,752
2015	346,501
2016	310,000
Thereafter	1,382,500
Total	$3,232,557

Note 12. Shareholders’ Equity and Redeemable Noncontrolling Interests

Common Equity

In May 2009, the Company completed an equity offering of 28,750,000 common shares at an offering price of $3.20 per share for net offering proceeds of $87.5 million, of which $57 million was used to repay borrowings under the Company’s unsecured revolving credit facility and the remainder was retained as cash.

Accrued but unpaid distributions on common shares and units were $4.3 million as of December 31, 2011 and 2010, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  These distributions were paid in January of the following year.

Preferred Equity

In December 2010, the Company completed an equity offering of 2,800,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares at an offering price of $25.00 per share for net offering proceeds of $67.5 million.  A portion of the net proceeds were used to retire the Company’s $55 million Term Loan.  The remaining net proceeds, along with borrowings on the Company’s revolving line of credit, were used to retire the $18.3 million loan and temporarily unencumber the International Speedway Square property in Daytona, Florida. The Series A preferred shares have no stated maturity date although they may be redeemed, at the Company’s option, beginning in December 2015.

Accrued but unpaid distributions on the Series A preferred shares were $0.5 million and $0.4 million as of December 31, 2011 and 2010, respectively and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  These distributions were paid in March of the following year.

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

Redeemable Noncontrolling Interests

Concurrent with the Company’s IPO and related formation transactions, certain individuals received units of the Operating Partnership in exchange for their interests in certain properties.  Limited Partners were granted the right to redeem Operating Partnership units on or after August 16, 2005 for cash in an amount equal to the market value of an equivalent number of common shares at the time of redemption.  The Company also has the right to redeem the Operating Partnership units directly from the limited partner in exchange for either cash in the amount specified above or a number of common shares equal to the number of units being redeemed.  For the years ended December 31, 2011, 2010, and 2009, respectively, 16,000, 120,000, and 73,981 Operating Partnership units were exchanged for the same number of common shares.

Note 13. Segment Information

Historically, the operations of the Company have been aligned into two business segments: (i) real estate operations and development activities and (ii) construction and advisory services.  Over the last several years, the Company made a strategic decision to reduce its third party construction and advisory services activities.  As a result of this decision, the Company did not enter into any new significant construction or advisory contracts in 2011.  The operations of this segment are de minimis for the year ended December 31, 2011 and the Company expects they will remain so in the foreseeable future.  As a result, segment information for this period is not presented.

Segment data of the Company for the years ended December 31, 2010 and 2009 is as follows:

Year Ended December 31, 2010	Real Estate Operations and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$95,619,569	$11,980,263	$107,599,832	$(6,183,730)	$101,416,102
Operating expenses, cost of construction and services, general, administrative and other	35,553,324	11,819,328	47,372,652	(6,121,850)	41,250,802
Depreciation and amortization	40,549,406	182,822	40,732,228	-	40,732,228
Operating income (loss)	19,516,839	(21,887)	19,494,952	(61,880)	19,433,072
Interest expense	(28,956,953)	(156,834)	(29,113,787)	581,347	(28,532,440)
Income tax expense of taxable REIT subsidiary	-	(265,986)	(265,986)	-	(265,986)
Other income, net	897,050	(136,489)	760,561	(581,347)	179,214
Loss from continuing operations	(8,543,064)	(581,196)	(9,124,260)	(61,880)	(9,186,140)
Consolidated net loss	(8,543,064)	(581,196)	(9,124,260)	(61,880)	(9,186,140)
Less: Net loss attributable to noncontrolling interests	851,131	57,312	908,443	6,867	915,310
Net loss attributable to Kite Realty Group Trust	$(7,691,933)	$(523,884)	$(8,215,817)	$(55,013)	$(8,270,830)
Total assets at December 31, 2010	$1,135,512,416	$15,738,344	$1,151,250,760	$(18,468,015)	$1,132,782,745

Year Ended December 31, 2009	Real Estate Operations and Development	Construction and Advisory Services	Subtotal	Intersegment Eliminations	Total
Revenues	$97,061,070	$42,759,584	$139,820,654	$(24,528,551)	$115,292,103
Operating expenses, cost of construction and services, general, administrative and other	33,787,084	43,683,182	77,470,266	(24,308,763)	53,161,503
Depreciation and amortization	31,971,118	177,200	32,148,318	-	32,148,318
Operating income (loss)	31,302,868	(1,100,798)	30,202,070	(219,788)	29,982,282
Interest expense	(27,506,702)	(150,046)	(27,656,748)	505,694	(27,151,054)
Income tax benefit of taxable REIT subsidiary	-	22,293	22,293	-	22,293
Income from unconsolidated entities	206,564	-	206,564	19,477	226,041
Non-cash gain from consolidation of subsidiary	1,634,876	-	1,634,876	-	1,634,876
Other income, net	750,098	-	750,098	(525,171)	224,927
Income (loss) from continuing operations	6,387,704	(1,228,551)	5,159,153	(219,788)	4,939,365
Discontinued operations:
Discontinued operations	(732,621)	-	(732,621)	-	(732,621)
Non-cash loss on impairment of discontinued operation	(5,384,747)	-	(5,384,747)	-	(5,384,747)
Loss from discontinued operations	(6,117,368)	-	(6,117,368)	-	(6,117,368)
Consolidated net income (loss)	270,336	(1,228,551)	(958,215)	(219,788)	(1,178,003)
Less: Net (income) loss attributable to noncontrolling interests	(797,841)	164,626	(633,215)	29,452	(603,763)
Net loss attributable to Kite Realty Group Trust	$(527,505)	$(1,063,925)	$(1,591,430)	$(190,336)	$(1,781,766)
Total assets at December 31, 2009	$1,138,963,146	$23,925,090	$1,162,888,236	$(22,202,792)	$1,140,685,444

Note 14. Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2011 and 2010.

	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Quarter Ended September 30, 2011	Quarter Ended December 31, 2011
Total revenue	$24,445,022	$25,330,656	$25,461,283	$26,672,414
Operating income	$5,146,828	$5,728,027	$7,148,975	$7,786,384
Income (loss) from continuing operations	$(777,311)	$104,068	$742,235	$5,313,657
Loss from discontinued operations	$—	$—	$—	$(397,909)
Consolidated net income (loss)	$(777,311)	$104,068	$742,235	$4,915,748
Net income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$(2,150,567)	$(1,057,137)	$(643,584)	$3,411,876
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$(2,150,567)	$(1,057,137)	$(643,584)	$3,057,562
Net income (loss) per common share – basic and diluted:
Net income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.03)	$(0.02)	$(0.01)	$0.05
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$(0.03)	$(0.02)	$(0.01)	$0.05
Weighted average Common Shares outstanding - basic	63,448,048	63,567,964	63,597,290	63,613,728
- diluted	63,448,048	63,567,964	63,597,290	63,852,565

	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010	Quarter Ended December 31, 2010
Total revenue	$25,555,634	$24,801,116	$25,155,856	$25,903,496
Operating income	$5,925,825	$2,846,614	$4,362,960	$6,297,674
Consolidated net loss	$(1,131,124)	$(4,550,173)	$(2,644,975)	$(859,868)
Net loss attributable to Kite Realty Group Trust common shareholders	$(1,074,680)	$(4,020,555)	$(2,389,954)	$(1,162,620)
Loss per common share – basic and diluted:
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.02)	$(0.06)	$(0.04)	$(0.02)
Weighted average Common Shares outstanding - basic	63,121,498	63,209,194	63,288,181	63,340,098
- diluted	63,121,498	63,209,194	63,288,181	63,340,098

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

Although the Company does not expect to own either the residential or the apartment complex components of the project, the Company has jointly guaranteed the apartment developer’s construction loan, which at December 31, 2011, had an outstanding balance of $30.3 million.  As of December 31, 2011, the construction of the apartments is complete.  The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and a similar agreement in favor of the City of South Bend to complete all phases and the Company expects its portion to be approximately $64 million, with the exception of certain of the residential units, consistent with commitments the Company typically makes in connection with other bank-funded development projects.  If the Company fails to fulfill its contractual obligations in connection with the project, but is timely commencing and pursuing a cure, it will not be in default to either the University of Notre Dame or the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture under circumstances where the lender has limited recourse to the Company.  As of December 31, 2011, the Company’s share of unconsolidated joint venture indebtedness was $5.8 million, which was entirely related to the Parkside Town Commons development.

As of December 31, 2011, the Operating Partnership had guaranteed its $5.8 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.  Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

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

The Company is obligated under various completion guarantees with lenders and lease agreements with tenants to complete all or portions of our in development and redevelopment projects. The Company believes it currently has sufficient financing in place to fund these projects and expect to do so primarily through existing or new construction loans.  In addition, if necessary, it may make draws on its unsecured facility.

As of December 31, 2011, the Company had outstanding letters of credit totaling $4.4 million.  At that date, there were no amounts advanced against these instruments.

Note 16. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which it matches 100% of the employee’s contribution up to 3% of the employee’s salary and 50% of the employee’s contribution over 3% and up to 5% of the employee’s salary, not to exceed an annual maximum of $16,500, except in certain limited circumstances.  The Company contributed $0.2 million, $0.2 million, and $0.3 million to this plan for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 17. Supplemental Schedule of Non-Cash Investing/Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Recognition of noncontrolling interests upon consolidation of subsidiary	$—	$—	$2,175,354
Settlement of loan in acquisition of noncontrolling interest in The Centre	$578,200	$—	$—
Accrued distribution to preferred shareholders	$481,250	$376,979	$—

Note 18. Related Parties

Subsidiaries of the Company provide certain management, construction management and other services to certain unconsolidated entities and to entities owned by certain members of the Company’s management.  During the years ended December 31, 2011, 2010 and 2009, the Company earned $30,000, $0.1 million and $0.1 million, respectively from unconsolidated entities, and $40,000, $40,000 and $0.1 million, respectively from entities owned by certain members of management.

The Company reimburses an entity owned by certain members of the Company’s management for travel and related services.  During the years ended December 31, 2011, 2010 and 2009, amounts paid by the Company to this related entity were $0.2 million, $0.2 million and $0.3 million, respectively.

Note 19. Subsequent Events

2012 Debt Activity

In January 2012, the Company retired the $24.7 million fixed rate loan on the Plaza at Cedar Hill property utilizing the Company’s unsecured credit facility.

2012 Asset Sale Activity

In February 2012, the Company sold Gateway Shopping Center in Marysville, Washington.  The gain on the sale will be reflected in the first quarter of 2012.

Dividend Declaration

On February 8, 2012, the Board of Trustees declared a quarterly preferred share cash distribution of $0.515625 per preferred share covering the distribution period from December 2, 2011 to March 1, 2012 payable to shareholders of record as of February 21, 2012.  This distribution was paid on March 1, 2012.

Kite Realty Group Trust
Schedule III
Consolidated Real Estate and Accumulated Depreciation

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carry Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built/	Year
Name, Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Shopping Centers

50th & 12th	$4,211,416	$2,995,931	$2,810,145	$-	$-	$2,995,931	$2,810,145	$5,806,076	$594,210	2004	NA
The Shops at Otty *	-	26,000	2,150,737	-	193,192	26,000	2,343,929	$2,369,929	582,369	2004	NA
Burlington Coat *	-	29,000	3,333,311	-	-	29,000	3,333,311	$3,362,311	1,265,589	1992/2000	2000
Cedar Hill Village *	-	1,352,645	5,721,843	-	1,530,914	1,352,645	7,252,757	$8,605,402	1,672,651	2002	2004
Coral Springs *	-	2,033,000	7,587,474	-	3,488	2,033,000	7,590,962	$9,623,962	893,558	2004/2010	NA
The Corner *	-	303,916	4,084,525	-	739,754	303,916	4,824,279	$5,128,195	2,763,668	1984/2003	1984
Eastgate Pavilion	16,800,000	8,482,803	21,634,620	-	104,153	8,482,803	21,738,773	$30,221,576	6,641,284	1995	2004
Glendale Town Center *	-	1,510,643	46,322,185	-	40,571	1,510,643	46,362,756	$47,873,399	17,367,159	1958/2008	1999
Publix at Acworth	7,070,510	1,395,379	8,303,543	-	762,489	1,395,379	9,066,032	$10,461,411	1,947,953	1996	2004
Shops at Eagle Creek *	-	2,877,727	8,016,340	200,087	2,709,888	3,077,814	10,726,228	$13,804,042	1,994,040	1998	2003
King's Lake Square *	-	4,519,000	7,541,065	-	1,076,325	4,519,000	8,617,390	$13,136,390	2,192,235	1986	2003
Boulevard Crossing	13,593,310	4,385,525	10,514,392	-	1,262,031	4,385,525	11,776,423	$16,161,948	2,989,431	2004	NA
Ridge Plaza	14,459,965	4,664,000	17,619,955	-	809,684	4,664,000	18,429,639	$23,093,639	5,191,712	2002	2003
Fishers Station	3,625,230	3,735,807	11,543,410	-	439,612	3,735,807	11,983,022	$15,718,829	4,076,604	1989	2004
Plaza at Cedar Hill	24,722,234	5,782,304	37,922,659	-	6,118,067	5,782,304	44,040,726	$49,823,030	8,908,671	2000	2004
Wal-Mart Plaza *	-	5,437,373	10,119,246	-	5,778	5,437,373	10,125,024	$15,562,397	2,056,211	1970	2004
Hamilton Crossing	12,995,797	5,672,477	10,128,711	-	502,379	5,672,477	10,631,090	$16,303,567	2,839,007	1999	2004
Centre at Panola *	3,257,179	1,985,975	8,239,172	-	18,685	1,985,975	8,257,857	$10,243,832	2,026,244	2001	2004
Sunland Towne Centre *	24,887,224	14,773,536	23,693,811	-	3,255,718	14,773,536	26,949,529	$41,723,065	5,868,027	1996	2004
Waterford Lakes *	-	2,316,674	7,571,584	-	164,768	2,316,674	7,736,352	$10,053,026	2,125,184	1997	2004
International Speedway Square *	20,835,938	7,769,277	19,312,662	-	5,897,501	7,769,277	25,210,163	$32,979,440	8,509,043	1999	NA
50 South Morton *	-	110,212	919,705	-	-	110,212	919,705	$1,029,917	441,867	1999	NA
Preston Commons	4,135,347	1,102,000	3,294,102	-	554,785	1,102,000	3,848,887	$4,950,887	1,750,574	2002	NA
Whitehall Pike	7,637,673	3,688,857	6,405,940	-	120,742	3,688,857	6,526,682	$10,215,539	3,703,485	1999	NA
Stoney Creek Commons *	-	627,964	4,599,185	-	-	627,964	4,599,185	$5,227,149	892,321	2000	NA
Bolton Plaza *	-	3,560,389	11,432,016	173,037	768,311	3,733,426	12,200,327	$15,933,753	1,692,709	1986	2005
Indian River Square	12,853,758	5,180,000	9,650,940	-	25,800	5,180,000	9,676,740	$14,856,740	3,420,437	1997/2004	2005
Fox Lake Crossing	10,799,299	5,289,306	9,336,901	-	120,962	5,289,306	9,457,863	$14,747,169	2,031,279	2002	2005
Plaza Volente	27,717,728	4,600,000	29,387,612	-	285,022	4,600,000	29,672,634	$34,272,634	6,033,146	2004	2005
Market Street Village *	-	9,764,381	19,120,268	-	2,018,562	9,764,381	21,138,830	$30,903,211	4,723,550	1970/2004	2005
Cool Creek Commons *	17,410,311	6,062,351	15,344,759	-	158,987	6,062,351	15,503,746	$21,566,097	3,956,380	2005	NA
Traders Point	45,783,943	9,443,449	37,151,671	-	83,616	9,443,449	37,235,287	$46,678,736	7,980,519	2005	NA
Traders Point II *	-	2,375,797	7,083,524	-	7,269	2,375,797	7,090,793	$9,466,590	1,485,987	2005	NA
Greyhound Commons *	-	2,629,064	866,993	-	-	2,629,064	866,993	$3,496,057	291,928	2005	NA

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carry Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built/	Year
Name, Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Shopping Centers (continued)

Geist Pavilion	11,125,000	1,367,816	9,766,801	-	816,594	1,367,816	10,583,395	11,951,211	2,339,070	2006	NA
Red Bank Commons *	-	1,408,328	4,752,715	-	-	1,408,328	4,752,715	6,161,043	1,097,732	2005	NA
Zionsville Place *	-	640,332	2,481,662	-	249,372	640,332	2,731,034	3,371,366	544,794	2006	NA
Pine Ridge Crossing	17,470,402	5,639,675	18,659,753	-	366,513	5,639,675	19,026,266	24,665,941	3,710,750	1993	2006
Riverchase	10,482,241	3,888,945	11,906,165	-	49,645	3,888,945	11,955,810	15,844,755	1,939,008	1991/2001	2006
Courthouse Shadows *	-	4,998,974	17,162,878	-	12,031	4,998,974	17,174,909	22,173,883	3,879,193	1987/1999	2006
Kedron Village	29,700,000	3,750,000	33,282,635	-	178,750	3,750,000	33,461,385	37,211,385	5,484,507	2006	NA
Tarpon Springs Plaza	12,187,942	5,370,399	24,543,715	-	-	5,370,399	24,543,715	29,914,114	3,218,399	2007	NA
Estero Town Commons	10,500,000	8,973,290	10,182,138	-	-	8,973,290	10,182,138	19,155,428	1,360,644	2006	NA
Beacon Hill Shopping Center	7,217,850	3,293,393	13,872,310	-	13,160	3,293,393	13,885,470	17,178,863	1,692,637	2006	NA
Cornelius Gateway *	-	1,249,447	3,642,842	-	-	1,249,447	3,642,842	4,892,289	512,339	2006	NA
Naperville Marketplace	9,560,127	5,364,101	12,162,580	-	-	5,364,101	12,162,580	17,526,681	1,455,577	2008	NA
Gateway Shopping Center	20,352,866	6,095,738	20,289,672	-	-	6,095,738	20,289,672	26,385,410	2,321,933	2008	NA
Bridgewater Marketplace	7,000,000	3,406,641	8,591,367	-	-	3,406,641	8,591,367	11,998,008	973,066	2008	NA
Sandifur Plaza	-	834,034	2,071,015	-	-	834,034	2,071,015	2,905,049	327,661	2008	NA
Bayport Commons	13,070,487	7,868,354	22,360,472	-	-	7,868,354	22,360,472	30,228,826	2,481,976	2008	NA
54th & College *	-	2,671,501	-	-	-	2,671,501	-	2,671,501	-	2008	NA
Eddy Street Commons	25,394,089	1,900,000	38,582,898	-	-	1,900,000	38,582,898	40,482,898	2,110,230	2009	NA
Rivers Edge	19,685,563	5,646,522	27,795,760	-	-	5,646,522	27,795,760	33,442,282	1,571,561	1990 / 2011	2008
South Elgin	13,252,337	5,998,089	16,312,674	-	-	5,998,089	16,312,674	22,310,763	1,104,034	2009	NA
Lithia Crossing *	-	3,064,698	10,671,947	-	115,348	3,064,698	10,787,295	13,851,993	352,349	1993	2011
Cobblestone Plaza	33,637,744	11,596,016	42,468,128	-	-	11,596,016	42,468,128	54,064,144	1,215,292	2011	NA
The Centre *	-	2,042,885	4,651,219	-	7,740	2,042,885	4,658,959	6,701,844	1,583,222	1986	NA
Total Shopping Centers	513,433,510	233,551,940	784,976,353	373,124	31,588,206	233,926,064	816,564,558	1,050,489,622	162,185,006

Commercial Properties

Indiana State Motor Pool	3,307,415	54,000	4,600,406	-	14,018	54,000	4,614,424	4,668,424	942,507	2004	NA
PEN Products *	-	126,000	5,966,519	-	127,784	126,000	6,094,303	6,220,303	1,965,479	2003	NA
Thirty South	20,900,992	1,643,415	10,075,377	-	12,900,915	1,643,415	22,976,292	24,619,707	6,790,306	1905/2002	2001
Union Station Parking Garage *	-	903,627	2,642,598	-	446,406	903,627	3,089,004	3,992,631	947,290	1986	2001
Total Commercial Properties	24,208,407	2,727,042	23,284,900	-	13,489,123	2,727,042	36,774,023	39,501,065	10,645,582

In-Process Development and Redevelopment Properties

Delray Beach	7,798,762	18,647,796	32,883,979	-	-	18,647,796	32,883,979	51,531,775	-
Four Corner Square/Maple Valley *	-	9,972,981	11,706,151	-	292,465	9,972,981	11,998,616	21,971,597	1,250,600
Oleander Pointe *	-	862,500	2,930,869			862,500	2,930,869	3,793,369	85,958
New Hill Place *	-	36,988,398	-	-	-	36,988,398	-	36,988,398	-
Zionsville Walgreens	1,080,000	2,351,128	-	-	-	2,351,128	-	2,351,128	-
KRG Development	-	-	4,030	-	-	-	4,030	4,030	-
Total Development Properties	8,878,762	68,822,803	47,525,029	-	292,465	68,822,803	47,817,494	116,640,297	1,336,558

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carry Amount Close of Period
Name, Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Year/Built Renovated	Year Acquired

Other **

Frisco Bridges *	-	1,101,558	-	-	-	1,101,558	-	1,101,558	-
Eddy Street Commons	-	-	987,108	-	-	-	987,108	987,108
Bridgewater Marketplace	-	1,989,248	-	-	-	1,989,248	-	1,989,248	-
Eagle Creek IV *	-	1,736,379	-	-	-	1,736,379	-	1,736,379	-
50 South Morton *	-	186,000	-	-	-	186,000	-	186,000	-
Zionsville Place *	-	674,392	-	-	-	674,392	-	674,392	-
Fox Lake Crossing II *	-	3,853,832	-	-	-	3,853,832	-	3,853,832	-
KR Peakway *	-	6,342,661	-	-	-	6,342,661	-	6,342,661	-
KRG Peakway *	-	5,301,902	11,093,056	-	-	5,301,902	11,093,056	16,394,958	-
Beacon Hill Shopping Center	-	3,839,836	-	-	-	3,839,836	-	3,839,836	-
Pan Am Plaza *	-	5,555,502	-	-	-	5,555,502	-	5,555,502	-
951 & 41	7,800,000	18,961,194	-	-	-	18,961,194	-	18,961,194	-
Total Other	7,800,000	49,542,504	12,080,164	-	-	49,542,504	12,080,164	61,622,668	-

Line of credit - see *	134,686,200	-	-	-	-	-	-	-	-
Grand Total	$ 689,006,879	$ 354,644,289	$ 867,866,445	$ 373,124	$ 45,369,794	$ 355,017,413	$ 913,236,239	$ 1,268,253,652	$ 174,167,146

____________________
*	This property or a portion of the property is included as an Unencumbered Pool Property used in calculating the Company’s line of credit borrowing base.

**
This category generally includes land held for development.  The Company also has certain additional land parcels at its development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

Note 1. Reconciliation of Investment Properties

The changes in investment properties of the Company for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Balance, beginning of year	$1,194,766,485	$1,166,770,168	$1,134,480,942
Acquisitions	17,383,640	—	—
Consolidation of subsidiary	—	—	6,925,022
Improvements	67,626,743	41,900,543	49,375,257
Disposals	(11,523,216)	(13,904,226)	(24,011,053)
Balance, end of year	$1,268,253,652	$1,194,766,485	$1,166,770,168

The unaudited aggregate cost of investment properties for federal tax purposes as of December 31, 2011 was $1.1 billion.

Note 2. Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Balance, beginning of year	$147,889,371	$123,313,411	$100,762,741
Depreciation and amortization expense	32,706,686	35,767,040	27,714,495
Disposals	(6,428,911)	(11,191,080)	(5,163,825)
Balance, end of year	$174,167,146	$147,889,371	$123,313,411

Depreciation of investment properties reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	35 years
Building improvements	10-35 years
Tenant improvements	Term of related lease
Furniture and Fixtures	5-10 years

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Articles Supplementary designating Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporate by reference to Exhibit 3.2 to Kite Realty Group Trust’s registration statement of Form 8-A filed on December 7, 2010

3.3	Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Employment Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.4	Employment Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.5	Employment Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.6	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.7	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.8	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.9	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.10	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

F-1

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of November 3, 2008, by and between Kite Realty Group, L.P. and Darell E. Zink, Jr.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2008

10.19	Kite Realty Group Trust Equity Incentive Plan, as amended*	Incorporated by reference to the Kite Realty Group Trust definitive Proxy Statement, filed with the SEC on April 10, 2009

10.20	Kite Realty Group Trust Executive Bonus Plan*	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.21	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.22
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, Ken Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

F-2

10.23	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.24	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.25	Form of Share Option Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.26	Form of Restricted Share Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.27	Schedule of Non-Employee Trustee Fees and Other Compensation*	Filed herewith

10.28	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.29	Consulting Agreement, dated as of March 31, 2009, by and between the Company and Alvin E. Kite, Jr.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on April 6, 2009
10.30

Credit Agreement, dated as of June 6, 2011, by and among the Operating Partnership, the Company, KeyBank National Association, as Administrative Agent, Bank of America, N. A., as Syndication Agent, Wells Fargo Bank, National Association, as successor to Wachovia Bank National Association as Documentation Agent and the other lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on June 9, 2011
10.31	Guaranty, dated as of June 6, 2011, by the Company and certain subsidiaries of the Operating Partnership party thereto.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on June 9, 2011

F-3

12.1	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

____________________
* Denotes a management contract or compensatory, plan contract or arrangement.

F-4