Form 10-Q
period 2012-03-31
KITE REALTY GROUP TRUST
filed 2012-05-07
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of Common Shares outstanding as of May 1, 2012 was 63,989,923 ($.01 par value)

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Part I. FINANCIAL INFORMATION
Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets:
Investment properties, at cost:
Land	$235,498,319	$238,129,092
Land held for development	36,977,501	36,977,501
Buildings and improvements	845,504,016	845,173,680
Furniture, equipment and other	4,694,678	5,474,403
Construction in progress	137,905,366	147,973,380
	1,260,579,880	1,273,728,056
Less: accumulated depreciation	(184,132,595)	(178,006,632)
Net real estate investments	1,076,447,285	1,095,721,424
Cash and cash equivalents	15,567,494	10,042,450
Tenant receivables, including accrued straight-line rent of $11,407,396 and $11,398,347, respectively, net of allowance for uncollectible accounts	19,405,296	20,413,671
Other receivables	3,017,991	2,978,225
Investments in unconsolidated entities, at equity	21,899,913	21,646,443
Escrow and other deposits	8,662,836	9,424,986
Deferred costs, net	30,567,339	31,079,129
Prepaid and other assets	2,144,204	1,959,790
Total Assets	$1,177,712,358	$1,193,266,118

Liabilities and Equity:
Mortgage and other indebtedness	$646,405,137	$689,122,933
Accounts payable and accrued expenses, including below-market in-place lease liability of $8,183,021 and $8,637,607, respectively	35,712,817	36,048,324
Deferred revenue and other liabilities	12,025,878	12,636,228
Total Liabilities	694,143,832	737,807,485
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	41,066,685	41,836,613
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 and 2,800,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	102,500,000	70,000,000
Common Shares, $.01 par value, 200,000,000 shares authorized, 63,946,703 shares and 63,617,019 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	639,467	636,170
Additional paid in capital and other	449,392,925	449,763,528
Accumulated other comprehensive loss	(1,439,098)	(1,524,095)
Accumulated deficit	(113,374,751)	(109,504,068)
Total Kite Realty Group Trust Shareholders' Equity	437,718,543	409,371,535
Noncontrolling Interests	4,783,298	4,250,485
Total Equity	442,501,841	413,622,020
Total Liabilities and Equity	$1,177,712,358	$1,193,266,118

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Minimum rent	$19,692,138	$17,802,124
Tenant reimbursements	5,437,829	5,090,031
Other property related revenue	1,224,624	888,532
Construction and service fee revenue	43,403	10,038
Total revenue	26,397,994	23,790,725
Expenses:
Property operating	4,667,283	4,806,268
Real estate taxes	3,788,470	3,265,453
Cost of construction and services	92,348	49,913
General, administrative, and other	1,823,720	1,847,878
Litigation charge	1,289,446	—
Depreciation and amortization	9,728,392	9,000,842
Total expenses	21,389,659	18,970,354
Operating income	5,008,335	4,820,371
Interest expense	(6,604,828)	(5,641,162)
Income tax (expense) benefit of taxable REIT subsidiary	(37,564)	16,073
Loss from unconsolidated entities	(11,529)	(87,625)
Other income	38,128	49,038
Loss from continuing operations	(1,607,458)	(843,305)
Discontinued operations:
Discontinued operations	99,228	65,994
Gain on sale of operating property	5,151,989	—
Income from discontinued operations	5,251,217	65,994
Consolidated net income (loss)	3,643,759	(777,311)
Net (income) loss attributable to noncontrolling interests	(2,097,020)	70,494
Net income (loss) attributable to Kite Realty Group Trust	$1,546,739	$(706,817)
Dividends on preferred shares	(1,577,813)	(1,443,750)
Net loss attributable to common shareholders	$(31,074)	$(2,150,567)

Net loss per common share - basic & diluted:
Loss from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.04)	$(0.03)
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	0.04	0.00
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.00)	$(0.03)

Weighted average common shares outstanding - basic and diluted	63,713,893	63,448,048

Dividends declared per common share	$0.06	$0.06

Net loss attributable to Kite Realty Group Trust common shareholders:
Loss from continuing operations	$(2,852,020)	$(2,209,321)
Income from discontinued operations	2,820,946	58,754
Net loss attributable to Kite Realty Group Trust common shareholders	$(31,074)	$(2,150,567)

Consolidated net income (loss)	$3,643,759	$(777,311)
Change in fair value of derivatives	96,547	1,339,980
Total comprehensive income	3,740,306	562,669
Comprehensive income attributable to noncontrolling interests	(2,108,570)	(78,137)
Comprehensive income attributable to Kite Realty Group Trust	$1,631,736	$484,532

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)

						Accumulated
						Other
	Preferred Shares		Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Total

Balances, December 31, 2011	2,800,000	$70,000,000	63,617,019	$636,170	$449,763,528	$(1,524,095)	$(109,504,068)	$409,371,535
Proceeds of preferred share offering, net	1,300,000	32,500,000	—	—	(1,153,070)	—	—	31,346,930
Issuance of common shares, net	—	—	98,200	982	410,425			411,407
Common shares issued under employee share purchase plan	—	—	1,475	15	6,859	—	—	6,874
Stock compensation activity	—	—	223,009	2,230	68,648	—	—	70,878
Other comprehensive income	—	—	—	—	—	84,997	—	84,997
Distributions declared to common shareholders	—	—	—	—	—	—	(3,839,609)	(3,839,609)
Distributions to preferred shareholders	—	—	—	—	—	—	(1,577,813)	(1,577,813)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	1,546,739	1,546,739
Exchange of redeemable noncontrolling interests for common shares	—	—	7,000	70	90,930	—	—	91,000
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	205,605	—	—	205,605
Balances, March 31, 2012	4,100,000	$102,500,000	63,946,703	$639,467	$449,392,925	$(1,439,098)	$(113,374,751)	$437,718,543

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Consolidated net income (loss)	$3,643,759	$(777,311)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Equity in loss of unconsolidated entities	11,529	87,625
Straight-line rent	(722,641)	(433,284)
Depreciation and amortization	10,275,022	9,465,260
Gain on sale of land	(123,899)	—
Gain on sale of operating property	(5,151,989)	—
Litigation charge	1,289,446	—
Provision for credit losses	230,406	172,764
Compensation expense for equity awards	123,127	82,332
Amortization of debt fair value adjustment	(37,215)	(107,714)
Amortization of in-place lease liabilities	(435,144)	(632,535)
Changes in assets and liabilities:
Tenant receivables	549,811	580,227
Deferred costs and other assets	(2,118,129)	(3,051,745)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(2,187,813)	640,446
Net cash provided by operating activities	5,346,270	6,026,065
Cash flows from investing activities:
Acquisitions of interests in properties	—	(3,357,501)
Capital expenditures, net	(13,567,461)	(12,757,502)
Net proceeds from land and operating property sales	31,638,372	—
Change in construction payables	324,200	443,620
Note receivable from joint venture partner	—	125,780
Contributions to unconsolidated entities	—	(5,762,321)
Net cash provided by (used in) investing activities	18,395,111	(21,307,924)
Cash flows from financing activities:
Common share issuance proceeds, net of issuance costs	418,281	(230,711)
Preferred share issuance proceeds, net of issuance costs	31,436,305	—
Acquisition of noncontrolling interest in The Centre	—	(1,690,470)
Loan proceeds	34,118,765	44,537,065
Loan transaction costs	(79,754)	(525,860)
Loan payments	(76,799,346)	(28,055,160)
Distributions paid – common shareholders	(3,817,338)	(3,800,638)
Distributions paid - preferred shareholders	(1,443,750)	(1,363,542)
Distributions paid – redeemable noncontrolling interests	(470,550)	(471,510)
Distributions to noncontrolling interests in properties	(1,578,950)	(375,046)
Net cash (used in) provided by financing activities	(18,216,337)	8,024,128
Net change in cash and cash equivalents	5,525,044	(7,257,731)
Cash and cash equivalents, beginning of period	10,042,450	15,394,528
Cash and cash equivalents, end of period	$15,567,494	$8,136,797

Non-cash investing and financing activities
Settlement of loan in acquisition of noncontrolling interest in The Centre	—	578,200

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, redevelopment and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  At March 31, 2012, the Company owned interests in 62 properties (consisting of 53 retail operating properties, five retail properties under redevelopment and four commercial operating properties). As of this date, the Company also had three in-process retail development properties.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2011 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

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

As of March 31, 2012, the Company had investments in three joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $16.5 million which is secured by assets of the VIEs with net book values totaling $62.9 million.  The Operating Partnership guarantees the debt of these VIEs; however, the VIEs could sell the properties before the performance under a guarantee would be required.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and contributions and distributions.

Parkside Town Commons

The Company owns a noncontrolling interest in one land parcel (Parkside Town Commons), currently undergoing pre-development activities,  which is accounted for under the equity method. Parkside Town Commons (Parkside) is owned through a joint venture agreement with Prudential Real Estate Investors (“PREI”).  This joint venture was formed with the purpose of developing, constructing, leasing, and managing a community shopping center in Cary, North Carolina.  As of March 31, 2012, the Company owned a 40% interest in the joint venture which, under the terms of the agreement with PREI, will be reduced to 20% upon the commencement of construction.  The Company has determined that Parkside is a VIE and that the Company is not the primary beneficiary.  All significant decisions for the joint venture, including those decisions that most significantly impact its economic performance, require approval of both partners.

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

Noncontrolling Interests

The Company reports its noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to the noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
Noncontrolling interests balance January 1	$4,250,485	$6,914,264
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	2,111,763	16,586
Acquisition of noncontrolling interest in The Centre	—	(2,244,333)
Distributions to noncontrolling interests	(1,578,950)	(375,045)
Noncontrolling interests balance at March 31	$4,783,298	$4,311,472

The Company classifies redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because the Company may be required to pay cash to unitholders upon redemption of their interests in the Operating Partnership under certain circumstances.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of March 31, 2012 and December 31, 2011, the redemption value of the redeemable noncontrolling interests did not materially exceed the historical book value, so no adjustment was necessary.

The redeemable noncontrolling interests in the Operating Partnership for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
Redeemable noncontrolling interests balance January 1	$41,836,613	$44,115,028
Net loss allocable to redeemable noncontrolling interests	(14,743)	(87,080)
Accrued distributions to redeemable noncontrolling interests	(470,130)	(471,270)
Other comprehensive income allocable to redeemable noncontrolling interests 1	11,550	148,631
Exchange of redeemable noncontrolling interest for common stock	(91,000)	(52,000)
Adjustment to redeemable noncontrolling interests - operating partnership	(205,605)	(70,555)
Redeemable noncontrolling interests balance at March 31	$41,066,685	$43,582,754

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The following sets forth accumulated other comprehensive loss allocable to noncontrolling interests for the three months ended March 31, 2012 and 2011:

	2012	2011
Accumulated comprehensive loss balance at January 1	$(187,885)	$(359,798)
Other comprehensive income allocable to redeemable noncontrolling interests 1	11,550	148,631
Accumulated comprehensive loss balance at March 31	$(176,335)	$(211,167)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The Company allocates net operating results of the Operating Partnership after preferred dividends and noncontrolling interest in the consolidated properties based on the partners’ respective weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the redeemable noncontrolling weighted average interests in the Operating Partnership for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Company’s weighted average basic interest in Operating Partnership	89.0%	89.0%
Redeemable noncontrolling weighted average basic interests in Operating Partnership	11.0%	11.0%

At March 31, 2012, the Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership were 89.1% and 10.9%.

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

Potentially dilutive securities include outstanding common share options, units in the Operating Partnership, which may be exchanged for either cash or common shares, at the Company’s option, under certain circumstances, and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net loss attributable to common shareholders for the three month period ended March 31, 2012 and 2011, the potentially dilutive securities were not dilutive for those periods.

Approximately 1.7 million outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive for the three months ended March 31, 2012 and 2011.

Note 4.  Litigation Charge

The Company was a claimant in a matter of arbitration against a former tenant of one of its operating properties.   In this matter, the former tenant counterclaimed, alleging damages caused by the Company’s withholding of its consent to the assignment to a third party of its lease with the tenant.  On March 29, 2012, the Company received a notice of an interim arbitration award and order (the “Interim Order”) which awarded to the tenant damages plus attorneys’ fees and costs of $1.3 million.  The Company has estimated and accrued a charge of $1.3 million in the first quarter 2012 statement of operations.  This amount is recorded in Accounts payable and accrued expenses in the accompanying March 31, 2012 consolidated balance sheet.  The Company believes that any adjustment in the final order by the arbitration panel will be immaterial.

Note 5. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at March 31, 2012 and December 31, 2011:

	Balance at
	March 31, 2012	December 31, 2011
Unsecured revolving credit facility	$129,686,200	$134,686,200
Notes payable secured by properties under construction - variable rate	91,438,172	82,454,406
Mortgage notes payable - fixed rate	349,567,844	375,615,005
Mortgage notes payable - variable rate	75,634,083	96,251,268
Net premiums on acquired debt	78,838	116,054
Total mortgage and other indebtedness	$646,405,137	$689,122,933

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at March 31, 2012, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$349,567,844	5.5	5.76%	54%
Floating rate debt (hedged)	29,543,234	4.8	5.45%	5%
Total fixed rate debt, considering hedges	379,111,078	5.4	5.73%	59%
Notes payable secured by properties under construction - variable rate	91,438,172	2.0	3.56%	14%
Other variable rate debt	205,320,283	2.4	3.33%	32%
Floating rate debt (hedged)	(29,543,234)	-4.8	-3.39%	-5%
Total variable rate debt, considering hedges	267,215,221	2.0	3.40%	41%
Net premiums on acquired debt	78,838	N/A	N/A	N/A
Total debt	$646,405,137	4.0	4.76%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.  Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 125 to 350 basis points.  At March 31, 2012, the one-month LIBOR interest rate was 0.24%.  Fixed interest rates on mortgage loans range from 5.16% to 6.78%.

For the three months ended March 31, 2012, the Company had total loan borrowings of $34.1 million and total loan repayments of $76.8 million.  The major components of this activity are as follows:

•	A draw of $25.0 million was made on the unsecured revolving credit facility that was primarily utilized to retire the $24.7 million fixed rate loan that was secured by Cedar Hill Plaza;

•	A repayment of $30.0 million was made on the unsecured revolving credit facility utilizing the majority of the proceeds from the March 2012 perpetual preferred offering;

•	The Company made draws on construction loans related to the Cobblestone Plaza, Delray Marketplace, Rivers Edge, South Elgin Commons, and Zionsville Walgreens developments totaling $9.1 million;

•	The Company retired the $20.4 million variable rate loan secured by Gateway Shopping Center utilizing a portion of the sales proceeds from the sale of the operating property;

•	The Company made scheduled principal payments on all indebtedness totaling $1.8 million.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On April 30, 2012, the Company entered into a new $115 million unsecured term loan (the “Term Loan”).  The Term Loan is scheduled to mature on April 30, 2019 with an interest rate of LIBOR plus 210 to 310 basis points, depending on the Company’s leverage.  The Company has the option to increase the Term Loan by $10 million to $125 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a party to the Term Loan agreement, to provide such increased amounts.  The Company received initial proceeds of $115 million from the Term Loan, which were utilized to retire the Company’s upcoming debt maturities including loans secured by Rivers Edge, Cobblestone Plaza, Estero Town Commons, Tarpon Springs Plaza, and Fox Lake Crossing and the remaining proceeds were utilized to partially pay down the Company’s unsecured revolving credit facility.

On May 4, 2012, the Company entered into a forward-starting interest rate swap that fixed the LIBOR rate on $115 million of variable rate debt at 1.51%.  If this is applied to the current Term Loan interst rate of LIBOR plus 260 basis points, the all-in rate is 4.11%.

In addition, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement.  The amended terms include an extension of the maturity date to April 30, 2016, which maturity may be extended for an additional year at the Company’s option subject to certain conditions, and a reduction in the interest rate to LIBOR plus 190 to 290 basis points, depending on the Company’s leverage.  The unsecured facility has a fee of 25 to 35 basis points on unused borrowings.  The amount that the Company may borrow under the unsecured facility is based on the value of assets in the unencumbered property pool.

As of March 31, 2012, the unencumbered property pool consisted of 48 properties and other assets, of which 44 were wholly-owned and four were owned through joint ventures.  As of March 31, 2012, $129.7 million was outstanding under the unsecured facility.  In addition, the Company had letters of credit outstanding which totaled $4.4 million.  As of March 31, 2012, there were no amounts advanced against these instruments. The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of March 31, 2012, the maximum amount that may be borrowed under the unsecured facility was $188.1 million, and the amount available for future borrowings was approximately $54 million.

The Company’s ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility also requires the Company to satisfy certain financial covenants.  As of March 31, 2012, the Company was in compliance with all such covenants.

Fair Value of Fixed and Variable Rate Debt

As of March 31, 2012, the fair value of fixed rate debt was $378.8 million compared to the book value of $349.6 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 3.00% to 4.73%.  As of March 31, 2012, the fair value of variable rate debt was $299.4 million compared to the book value of $296.8 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 2.24% to 7.85%.

Note 6. Shareholders’ Equity

In March 2012, the Company completed an offering of 1,300,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares and realized net offering proceeds of $31.3 million.  These net proceeds were initially utilized to reduce the outstanding balance on the Company’s unsecured revolving credit facility.  The terms of the offering were consistent with the previously issued 2.8 million Series A preferred shares.

In March 2012, the Company entered into Equity Distribution Agreements pursuant to which it may sell, from time to time, up to an aggregate amount of $50 million of its common shares.  During the three months ended March 31, 2012, the Company issued 98,200 common shares under this agreement for net proceeds $0.4 million at an average price of $5.25.

In February 2012, the Compensation Committee of the Company’s Board of Trustees approved long-term equity incentive compensation awards totaling 245,163 restricted shares to members of executive management and certain other employees.  The restricted shares were granted at a fair value of $5.40 and will vest ratably over periods ranging from three to five years.

On February 8, 2012, the Company’s Board of Trustees declared a cash distribution of $0.515625 per preferred share covering the distribution period from December 2, 2011 to March 1, 2012.  This distribution was paid on March 1, 2012 to shareholders of record as of February 21, 2012.

On March 20, 2012, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share and per Operating Partnership unit for the first quarter of 2012.  These distributions were paid on April 13, 2012 to common shareholders and unitholders of record as of April 5, 2012.

During the three months ended March 31, 2012, 7,000 Operating Partnership units were exchanged for the same number of common shares.

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company have any derivatives that are not designated as cash flow hedges.  The Company has an agreement with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of March 31, 2012, the Company was in compliance with the provisions of all of its debt agreements.  As of March 31, 2012, the Company was party to various consolidated cash flow hedge agreements with notional amounts totaling $29.5 million, which effectively fixes certain variable rate debt over various terms through 2017.  Utilizing a weighted average spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 5.45%.

These interest rate hedge agreements are the only assets or liabilities that the Company records at fair value on a recurring basis.  The valuation of these assets and liabilities is determined using widely accepted techniques including discounted cash flow analyses, which consider the contractual terms of the derivatives (including the period to maturity) and use observable market-based inputs such as interest rate curves and implied volatilities.  The Company also incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of March 31, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

At March 31, 2012 the fair value of the Company’s interest rate hedge liabilities was $1.6 million, including accrued interest of $52,000, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2011 the fair value of the Company’s interest rate hedge liabilities was $1.7 million, including accrued interest of $43,000, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company currently expects an increase to interest expense of $0.7 million over the next 12 months as the hedged forecasted interest payments occur.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the three months ended March 31, 2012 and 2011, $0.2 million and $1.4 million, respectively, was reclassified as a reduction to earnings.

The Company’s share of net unrealized gains on its interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.  The following sets forth comprehensive income allocable to the Company for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Net loss attributable to Kite Realty Group Trust common shareholders	$(31,074)	$(706,817)
Other comprehensive income allocable to Kite Realty Group Trust1	84,997	1,191,349
Comprehensive income attributable to Kite Realty Group Trust common shareholders	$53,923	$484,532

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 8. Commitments and Contingencies

Eddy Street Commons at Notre Dame

Phase I of Eddy Street Commons at the University of Notre Dame is a multi-phase project located adjacent to the university in South Bend, Indiana.  Eddy Street Commons includes retail, office, a limited service hotel, a parking garage, apartment and residential units and is expected to include a full service hotel.

The City of South Bend, Indiana has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which were used for the construction of the parking garage and infrastructure improvements to this project.  The majority of the bonds are expected to be funded by real estate tax payments made by the Company and subject to reimbursement from the tenants of the property; however, the Company has no obligation to repay or guarantee the bonds.  If there are delays in the development, the Company is obligated to pay certain fees.  However, it has an agreement with the City of South Bend to limit its exposure to a maximum of $1 million as to such fees.  In addition, the Company will not be in default concerning other obligations under the agreement with the City of South Bend as long as it commences and diligently pursues the completion of its obligations under that agreement.

Although the Company does not own or expect to own either the residential or the apartment complex components of the project, the Company has jointly guaranteed the apartment developer’s construction loan, which at March 31, 2012, had an outstanding balance of $30.3 million.  The construction of the apartment has been completed and the developer is in the process of replacing the construction loan with permanent financing, at which time the Company’s guarantee will be removed.  The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and a similar agreement in favor of the City of South Bend to complete all phases and the Company expects its portion to be approximately $64 million, with the exception of certain of the residential units, consistent with commitments the Company typically makes in connection with other bank-funded development projects.  If the Company fails to fulfill its contractual obligations in connection with the project, but is timely commencing and pursuing a cure, it will not be in default to either the University of Notre Dame or the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture under circumstances where the lender has limited recourse to the Company.  As of March 31, 2012, the Company’s share of unconsolidated joint venture indebtedness was $5.8 million, which was entirely related to the Parkside Town Commons development.

Other Commitments and Contingencies

The Company is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation, claims, and administrative proceedings arising in the ordinary course of business.  Management believes that such routine litigation, claims, and administrative proceedings will not have a material adverse impact on the Company’s consolidated financial statements.

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

As of March 31, 2012, the Company had outstanding letters of credit totaling $4.4 million.  At that date, there were no amounts advanced against these instruments.

Note 9. Discontinued Operations

On February 16, 2012, the Company and its joint venture partner sold its Gateway Shopping Center operating property in Marysville, Washington for a sales price of $29.4 million and a consolidated gain of $5.2 million.  The Company’s share of the gain was $3.1 million and our partner’s noncontrolling interest share of the gain was $2.1 million.  The operating property was previously owned by a VIE where the Company was the primary beneficiary.   The operating results related to this property are reported as discontinued operations in the accompanying consolidated statement of operations.

The results of the discontinued operations related to Gateway Shopping Center were comprised of the following for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Rental income	$337,531	$654,297
Expenses:
Property operations	55,049	104,318
Real estate taxes	10,437	47,491
Depreciation and amortization	113,115	176,031
Total expenses	178,601	327,840
Operating income	158,930	326,457
Interest expense	(59,702)	(260,463)
Income from discontinued operations	99,228	65,994
Gain on sale of operating property	5,151,989	—
Total income from discontinued operations	$5,251,217	$65,994

Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	$3,166,224	$58,754
Income from discontinued operations attributable to noncontrolling interests	2,084,993	7,240
Total income from discontinued operations	$5,251,217	$65,994

Note 10. Property Acquisitions

In February 2011, the Company acquired Oleander Place, an unencumbered shopping center in Wilmington, North Carolina, for a purchase price of $3.5 million.  The Company allocated the purchase price to the fair value of tangible assets and intangibles.

In June 2011, the Company acquired Lithia Crossing, an unencumbered shopping center in Tampa, Florida, for a purchase price of $13.3 million.  The Company allocated the purchase price to the fair value of tangible assets and intangibles.

Item 2.

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

•
other uncertainties and factors identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

 Overview

Our Business and Properties

Kite Realty Group Trust, through its majority-owned subsidiary, Kite Realty Group, L.P., is engaged in the ownership, operation, management, leasing, acquisition, redevelopment, and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  We derive revenues primarily from rents and reimbursement payments received from tenants under leases at our properties.  Our operating results therefore depend materially on the ability of our tenants to make required rental payments, conditions in the United States retail sector, and overall economic and real estate market conditions.

As of March 31, 2012, we owned interests in a portfolio of 53 retail operating properties totaling 8.1 million square feet of gross leasable area (including non-owned anchor space) and four operating commercial properties totaling 0.6 million square feet of net rentable area and an associated parking garage.  At this date we also had an interest in five in-process development or redevelopment properties which, upon completion, are anticipated to have 0.8 million square feet of gross leasable area (including non-owned anchor space).

In addition to our in-process developments and redevelopments, we have future developments which include land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of March 31, 2012, these future developments consisted of three projects that are expected to contain 2.0 million square feet of total gross leasable area upon completion.

Finally, as of March 31, 2012, we also owned interests in other land parcels comprising 101 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

Current Business Environment

Economic conditions have remained uneven during the first quarter of 2012.  A stabilized economic recovery has not been achieved due to continued challenges in the labor market, the housing market, and concerns over the U.S. federal government’s ability to respond to these challenges.  Overall, economic growth in the United States continued to improve during the first three months of 2012 with an increase in durable goods orders and increase in consumer spending.  Certain retailers continue to announce plans to increase their store openings over the next 24 months.  However, other retailers, most notably Best Buy, announced store closings during the current quarter.  This volatility in retailer performance could benefit existing retail centers in strong locations due to the limited amount of new construction activity.

            As noted above, certain retailers are continuing to consider the expansion of their businesses and in certain cases have expressed optimism through expansion plans and capital allocation decisions.  Where prudent and consistent with our strategy, we will seek to capitalize on our relationships with tenants to maximize our growth.  We believe there will continue to be additional leasing opportunities during 2012 and into 2013, particularly as tenants seek to lease new or renew existing space in connection with lease expirations, expansions, and other considerations.

The positive momentum identified by certain retailers has been tempered by inconsistent U.S. economic growth, slowing employment growth, and uncertainty around the U.S. budget deficit and European sovereign debt issues.  These tempering factors have led to conditions that may continue to impact our business in a number of ways, including the following: soft consumer demand; increasing tenant bankruptcies; curtailment of certain of our tenants’ operations; delays or postponements by current or potential tenants from entering into long-term leases with us; decreased demand for retail space; difficulty in collecting rent; our need to make rent adjustments and concessions; our outlay of additional capital to assist a tenant in the opening of its business; and termination by our tenants of their leases with us.

Ongoing Actions Taken to Capitalize on the Current Business Environment

During the current quarter, we continued to execute on our strategy to maximize shareholder value, including:

Development and Redevelopment Activities:  We continued construction at our Delray Marketplace project in Delray Beach, Florida.  As of March 31, 2012, the Company has executed 26 leases at this property, including anchors Publix and Frank Theatres, and the property is 73.4 % leased or committed.   The total estimated costs of this project are expected to be $93 million, and the project is scheduled to open in the fourth quarter of 2012.

The Company also continued site construction at its New Hill Place project in Holly Springs, North Carolina (Raleigh MSA).  During the quarter, the Company sold 12.9 acres of land to, and entered into a site development agreement with, the Target Corporation, which will anchor the first phase of the project in a 135,000 square foot building.  As of March 31, 2012, the project is 76.2% leased or committed.

The Company turned over space to Whole Foods at its Oleander Place redevelopment in Wilmington, North Carolina.  As of March 31, 2012, the project is 80.5% leased or committed.

Strengthen the Balance Sheet.  In March 2012, we completed an offering of 1,300,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares for net offering proceeds of $31.3 million.  The majority of the net proceeds were initially utilized to reduce the outstanding balance on our unsecured revolving credit facility.  The terms of the offering were consistent with the previously issued 2.8 million Series A preferred shares.

In April 2012, we closed on a $115 million unsecured term loan with a seven-year term and an interest rate of LIBOR plus 210 to 310 basis points, depending on the Company’s leverage.  The net proceeds of this loan were used to pay off the loans secured by Estero Town Commons, Tarpon Springs Plaza, Cobblestone Plaza, Rivers Edge, and Fox Lake Crossing and to pay down a portion of the Company’s revolving credit facility.

Access the Capital Markets.  We are party to Equity Distribution Agreements pursuant to which we may sell, from time to time, up to an aggregate of $50 million of our common shares.  We continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.   During the first quarter, the Company issued 98,200 shares for net proceeds $0.4 million at an average price of $5.25.

Continued Focus on Operations.  We continued to execute on our operating and leasing strategy.  During the current quarter, we executed new and renewal leases totaling 88,000 square feet and improved the leased percentage and net operating income of our operating retail properties.  Our same property net operating income improved 5.4% due to an improved overall leased percentage and lower property operating expenses.

Results of Operations

At March 31, 2012, we owned interests in 62 properties consisting of 53 retail operating properties, five retail properties under redevelopment, and four operating commercial properties. As of this date, we also owned interests in three in-process retail development properties.

At March 31, 2011, we owned interests in 62 properties consisting of 52 retail operating properties, six retail properties under redevelopment, and four operating commercial properties.  As of this date, we also owned interests in two in-process retail development properties.

The comparability of results of operations in 2011 and 2012 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our development, redevelopment, and operating property acquisition and disposition activities during those periods, which is set forth below.

Development Activities

The following development properties were partially operational at various times from January 1, 2011 through March 31, 2012:

Property Name	MSA	Economic Occupancy Date1	Owned GLA

South Elgin Commons, Phase II2	Chicago, IL	September 2011	83,000
Cobblestone Plaza2	Ft. Lauderdale, FL	March 2009	133,214

1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

2	Construction of each of these properties was completed in phases. The Economic Occupancy Date indicated for each of these properties refers to its initial phase.

Property Acquisition Activities

In February 2011, the Company acquired Oleander Place in Wilmington, North Carolina for a purchase price of $3.5 million.  Subsequent to the acquisition, the Company executed a lease termination agreement with the former anchor and a new lease with Whole Foods and transitioned the property to an in-process redevelopment.  In connection with the lease termination agreement, the Company received a lease termination fee of $0.8 million.  During the three months ended March 31, 2011, the Company completed plans for the redevelopment and recognized $0.5 million of accelerated depreciation and amortization.

In June 2011, the Company acquired Lithia Crossing, an unencumbered shopping center in Tampa, Florida, for a purchase price of $13.3 million.

Property Disposition Activities

In February 2012, the Company and its joint venture partner sold Gateway Shopping Center in Marysville, Washington for a sales price of $29.4 million.  The net proceeds were utilized to retire the variable-rate loan of $20.4 million, and the Company’s share of the remaining proceeds were approximately $7 million.

Redevelopment Activities

The following properties were in redevelopment status at various times during the period from January 1, 2011 through March 31, 2012:

Property Name	MSA	Transition Date1	Owned GLA

Courthouse Shadows	Naples, Florida	September 2008	134,867
Four Corner Square	Maple Valley, Washington	September 2008	29,167
Bolton Plaza	Jacksonville, Florida	June 2008	172,938
Rivers Edge2	Indianapolis, Indiana	June 2008	149,209
Oleander Place	Wilmington, North Carolina	March 2011	43,806
The Centre	Carmel, Indiana	March 2011	77,455

____________________
1	Transition date represents the date the property was transferred from our operating portfolio to our redevelopment projects.
2	This property was transitioned to the operating portfolio in the fourth quarter of 2011.

Other Property Activities

In February 2011, we completed the acquisition of the remaining 40% interest in The Centre, a redevelopment property in Indianapolis, Indiana from its joint venture partners and assumed all leasing and management responsibilities for the property.  The purchase price of the 40% interest was $2.2 million, including the settlement of a $0.6 million loan made by the Company.

Same Property Net Operating Income

The Company believes that net operating income (“NOI”) is helpful to investors as a measure of its operating performance because it excludes various items included in net income that do not relate to or are not indicative of its operating performance, such as depreciation and amortization, interest expense, and impairment, if any. The Company believes that NOI for our “same properties” (“Same Property NOI”) is helpful to investors as a measure of its operating performance because it includes only the NOI of properties that have been owned for the full period presented, which eliminates disparities in net income due to the redevelopment, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent metric for the comparison of the Company's properties. NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of the Company's financial performance.

The following table reflects same property net operating income (and reconciliation to net loss attributable to common shareholders) for the three months ended March 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	2011	% Change
Number of comparable properties at period end	52	52

Leased percentage at period end	93.1%	92.5%

Net operating income – same properties (52 properties)2	$14,003,779	$13,289,573	5.4%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income – same properties	$14,003,779	$13,289,573
Other income (expense), net	(12,457,040)	(13,996,390)
Less: dividends on preferred shares	(1,577,813)	(1,443,750)
Net loss attributable to common shareholders	$(31,074)	$(2,150,567)

1	Same Property analysis excludes Courthouse Shadows, Four Corner Square, The Centre and Bolton Plaza as the Company pursues redevelopment of these properties

2
Same Property net operating income is considered a non-GAAP measure because it excludes net gains from outlot sales, write offs of straight-line rent and lease intangibles, bad debt expense and related recoveries, the litigation charge, lease termination fees and significant prior year expense recoveries and adjustments, if any.

Comparison of Operating Results for the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

The following table reflects our consolidated statements of operations for the three months ended March 31, 2012 and 2011 (unaudited):

	2012	2011	Net change 2011 to 2012
Revenue:
Rental income (including tenant reimbursements)	$25,129,967	$22,892,155	$2,237,812
Other property related revenue	1,224,624	888,532	336,092
Construction and service fee revenue	43,403	10,038	33,365
Total revenue	26,397,994	23,790,725	2,607,269
Expenses:
Property operating	4,667,283	4,806,268	(138,985)
Real estate taxes	3,788,470	3,265,453	523,017
Cost of construction and services	92,348	49,913	42,435
General, administrative, and other	1,823,720	1,847,878	(24,158)
Litigation settlement	1,289,446	—	1,289,446
Depreciation and amortization	9,728,392	9,000,842	727,550
Total Expenses	21,389,659	18,970,354	2,419,305
Operating income	5,008,335	4,820,371	187,964
Interest expense	(6,604,828)	(5,641,162)	(963,666)
Income tax (expense) benefit of taxable REIT subsidiary	(37,564)	16,073	(53,637)
Loss from unconsolidated entities	(11,529)	(87,625)	76,096
Other income	38,128	49,038	(10,910)
Loss from continuing operations	(1,607,458)	(843,305)	(764,153)
Discontinued operations:
Discontinued operations	99,228	65,994	33,234
Gain on sale of operating property	5,151,989	—	5,151,989
Income from discontinued operations	5,251,217	65,994	5,185,223
Consolidated net income (loss)	3,643,759	(777,311)	4,421,070
Net (income) loss attributable to noncontrolling interests	(2,097,020)	70,494	(2,167,514)
Net income (loss) attributable to Kite Realty Group Trust	1,546,739	(706,817)	2,253,556
Dividends on preferred shares	(1,577,813)	(1,443,750)	(134,063)
Net loss attributable to common shareholders	$(31,074)	$(2,150,567)	$2,119,493

Rental income (including tenant reimbursements) increased $2.2 million, or 9.8%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$848,983
Properties acquired in 2011	315,128
Properties under redevelopment during 2011 and/or 2012	496,489
Properties fully operational during 2011 and 2012 and other	577,212
Total	$2,237,812

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.6 million increase is primarily attributable to improved occupancy levels and improvement in rental rates. The leased percentage of the retail operating portfolio improved to 93.4% as of March 31, 2012 compared to 92.3% leased as of March 31, 2011.  In addition as noted below, there were increases in reimbursable expenses, notably real estate taxes, which resulted in increased tenant reimbursement revenue.  For the total portfolio and excluding the effect of parking operations, the overall recovery ratio for reimbursable expenses was 76.3% for the three months ended March 31, 2012 compared to 72.4% for the three months ended March 31, 2011.

    Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue increased $0.3 million, or 38%, primarily as a result of event-related revenue of $0.3 million, improved parking revenue of $0.1 million, and gains on land sales of $0.1 million partially offset by lower termination fee revenue of $0.2 million in the current quarter.

Property operating expenses decreased $0.1 million, or 2.9%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$1,227
Properties acquired in 2011	64,588
Properties under redevelopment during 2011 and/or 2012	54,287
Properties fully operational during 2011 and 2012 and other	(259,087)
Total	$(138,985)

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.3 million decrease in property operating expenses relates primarily to a decrease in snow removal expense of $0.7 million partially offset by increases in legal costs.

Real estate taxes increased $0.5 million, or 16.3%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$100,783
Properties acquired in 2011	49,681
Properties under redevelopment during 2011 and/or 2012	147,084
Properties fully operational during 2011 and 2012 and other	225,469
Total	$523,017

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.2 million increase in real estate taxes was primarily due to the timing of the reassessments of our operating properties.  The majority of increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses decreased $24,000, or 1.3%, due to a slight decrease in certain public company costs.

The Company recorded a litigation charge of $1.3 million for the three months ended March 31, 2012.  As discussed above, this relates to the damages and attorneys’ fees related to the Interim Order.  See additional discussion in Footnote 4.

Depreciation and amortization expense decreased $0.7 million, or 8.1%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$330,495
Properties acquired in 2011	(300,654)
Properties under redevelopment during 2011 and/or 2012	473,558
Properties fully operational during 2011 and 2012 and other	224,151
Total	$727,550

The overall increase of $0.7 million was due to the following significant items:

    • An increase of $0.7 million related to accelerated depreciation for a portion of Four Corner Square redevelopment.  A redevelopment plan for this property was finalized during the first quarter of 2012, resulting in a reduction of the useful lives of certain assets that were scheduled to be demolished.
    • An increase of $0.2 million related to tenants opening at recently completed development and redevelopment properties including Cobblestone Plaza, Rivers Edge, and South Elgin Commons.
    • A decrease of $0.5 million related to Oleander Place reflecting accelerated depreciation and amortization expense recorded for the three months ended March 31, 2011 as development plans were finalized during that period.

Interest expense increased $1.0 million, or 17%.  This increase was primarily due to Cobblestone Plaza, Rivers Edge, and South Elgin Commons – Phase II being transitioned to the operating portfolio.  All of these properties were under various stages of construction during 2011.  In addition, the Company’s average debt balance for the three months ended March 31, 2012 increased over the same period of the prior year.

The Company had income related to discontinued operations of $5.3 million for the three months ended March 31, 2012 compared to income of $0.1 million for the three months ended March 31, 2011.  In February 2012, the Company and its joint venture partner sold Gateway Shopping Center in Marysville, Washington for a consolidated gain of $5.2 million.

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

Our Principal Capital Resources

 For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 26.  In addition to cash generated from operations, we discuss below our other principal capital resources.

On April 30, 2012, the Company entered into a new $115 million unsecured term loan (the “Term Loan”).  The Term Loan is scheduled to mature on April 30, 2019 with an interest rate of LIBOR plus 210 to 310 basis points, depending on the Company’s leverage.  The Company has the option to increase the Term Loan by $10 million to $125 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a party to the Term Loan agreement, to provide such increased amounts.  The Company received initial proceeds of $115 million from the Term Loan, which were utilized to retire the Company’s upcoming debt maturities including loans secured by Rivers Edge, Cobblestone Plaza, Estero Town Commons, Tarpon Springs Plaza, and Fox Lake Crossing and the remaining proceeds were utilized to partially pay down the Company’s unsecured revolving credit facility.

In addition, on April 30, 2012, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement.  The amended terms include an extension of the maturity date to April 30, 2016, which maturity may be extended for an additional year at the Company’s option subject to certain conditions, and a reduction in the interest rate to LIBOR plus 190 to 290 basis points, depending on the Company’s leverage.  The unsecured facility has a fee of 25 to 35 basis points on unused borrowings.  The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.

As of March 31, 2012, the unencumbered property pool consisted of 48 properties and other assets, of which 44 were wholly-owned and four were owned through joint ventures.  As of March 31, 2012, $129.7 million was drawn under the unsecured facility.  In addition, the Company had outstanding letters of credit totaling $4.4 million.  As of March 31, 2012, there were no amounts advanced against these instruments. The amount that we may borrow under the unsecured facility is based on the value of assets in our unencumbered property pool and, as of March 31, 2012, the maximum that may be drawn was $188.1 million; as a result, the amount available to us for future draws under the unsecured facility was approximately $54 million.  For more information regarding the terms and conditions of the unsecured facility, including interest rates, applicable financial and other covenants and our ability to make distributions, see the discussion in our Current Report on Form 8-K filed on May 4, 2012.

We were in compliance with all applicable financial covenants under the unsecured facility as of March 31, 2012.

In addition to the unsecured facility, we have a separate $4.3 million revolving line of credit that is secured by the Fishers Station anchor tenant.  There are no amounts outstanding under this line of credit as of March 31, 2012.

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

Short-Term Liquidity Needs

Near-Term Debt Maturities, As of March 31, 2012, we had a total of $71.5 million of property-level debt with scheduled maturity dates over the next 12 months.  Subsequent to the end of the quarter, we closed on the $115 million Term Loan.  Proceeds from this issuance were utilized to retire multiple loans that were scheduled to mature over the next 12 months, including the following: the $34.0 million construction loan secured by Cobblestone Plaza, the $10.5 million variable rate loan secured by Estero Town Commons, the $12.2 million variable rate loan secured by Tarpon Springs Plaza, and the $10.7 million fixed rate loan secured by Fox Lake Crossing.  With respect to the remaining $4.1 million of debt maturing in the next 12 months (excluding scheduled principal payments), we are in discussions with long-term financing sources to enable us to repay, refinance, or extend the maturity date of these loans.  We may also seek to access funds available under our credit facility and to access the capital markets, including common or preferred shares, to raise proceeds to repay a portion of this debt.

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

After taking into account the use of proceeds from the Term Loan that closed on April 30, 2012 discussed above, our total indebtedness due to mature over the next twelve months is comprised of the following:

	Amounts due during the three months ended, excluding scheduled principal payments:
	June 30 2012	September 30 2012	December 31 2012	March 31 2013	Total
Mortgage Debt - Fixed Rate	$—	$—	$—	$4,112,393	$4,112,393
Mortgage Debt - Variable Rate	—	—	—	—	—
Construction Loans	—	—	—	—	—
Corporate Debt	—	—	—	—	—
Total	$—	$—	$—	$4,112,393	$4,112,393

See also “Debt Maturities,” on page 26.

Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common and preferred shareholders and to persons who hold units in our Operating Partnership, and recurring capital expenditures. In March 2012, our Board declared a quarterly cash distribution of $0.06 per common share and common operating partnership unit (or $4.3 million) for the quarter ended March 31, 2012.  In February 2012, our Board declared a quarterly cash distribution of $0.515625 per preferred share (or $1.4 million) for the period from December 2, 2011 to March 1, 2012.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from period to period.  During the three months ended March 31, 2012, we incurred $0.2 million of costs for recurring capital expenditures on operating properties and also incurred $0.9 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $7 million to $8 million of additional major tenant improvements and renovation costs within the next twelve months at several of our operating and redevelopment properties.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured credit facility and construction loans.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

In-Process Development and Redevelopment Properties. As of March 31, 2012, we had five in-process development or redevelopment projects.  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $184 million, of which $89 million had been incurred as of March 31, 2012.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through construction loans.

Future Redevelopment Properties. As of March 31, 2012, three of our properties (Bolton Plaza, The Centre, and Courthouse Shadows) were undergoing preparation for redevelopment including leasing activity.  We currently anticipate our total investment in these redevelopment projects will be approximately $10.2 million, of which $4 million had been incurred as of March 31, 2012; however, this amount may increase as redevelopment plans are finalized.  We believe we currently have sufficient financing in place to fund our investment in the these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Future Development Properties. In addition to our in-process developments, we have a future development pipeline, which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of March 31, 2012, this future development pipeline consisted of three projects that are expected to contain approximately 2.0 million square feet of total leasable area. We currently anticipate the total estimated cost of these projects will be approximately $211 million, of which our share is currently expected to be approximately $93 million.  Of the $211 million, approximately $95 million had been incurred as of March 31, 2012.   Although we intend to develop these properties, we are not contractually obligated to complete any of these future developments.  With respect to each future development project, our policy is not to commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  We intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured revolving credit facility, if necessary.

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

Debt Maturities

The table below presents scheduled principal repayments (including scheduled principal payments) on mortgage and other indebtedness (including our share of unconsolidated debt) as of March 31, 2012.

20122	$14,632,308
20131, 2	102,308,049
20143	182,283,290
2015	44,500,125
20162	153,671,081
Thereafter	154,707,446
652,102,299
Unamortized Premiums	78,838
Total	$652,181,137

____________________
1	Includes our $5.8 million share of the Parkside Town Commons construction loan.
2
Subsequent to the end of the quarter, the Company closed on the $115 million unsecured Term Loan.  A portion of the proceeds from the Term Loan was utilized to retire the $10.7 million fixed rate loan maturing in 2012 that was secured by Fox Lake Crossing.  A portion of the proceeds from the Term Loan was utilized to retire a total of $56.7 million of variable rate or construction loans maturing in 2013 that were secured by Tarpon Springs Plaza, Estero Town Commons, and Cobblestone Plaza.  In addition, a portion of the proceeds was utilized to retire the $24.5 million construction maturing in 2016 that was secured by Rivers Edge.

3
Subsequent to the end of the quarter, the Company amended the terms of its unsecured revolving credit facility and extended the maturity date to April 30, 2016 with a one-year option to extend under certain circumstances.

Cash Flows

As of March 31, 2012, we had cash and cash equivalents (including our pro-rata share of unconsolidated joint ventures’ cash) on hand of $16.2 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Cash provided by operating activities was $5.3 million for the three months ended March 31, 2012, a decrease of $0.7 million over the same period of 2011.  The decrease was primarily due to an increase in real estate tax payments and the collection of a termination fee during the three months ended March 31, 2011 with no comparable activity during the three months ended March 31, 2012. This decrease was partially offset by a continued improvement in operating results.

Cash provided by investing activities was $18.4 million for the three months ended March 31, 2012, as compared to cash used in investing activities of $21.3 million in the same period of 2011.  Highlights of significant cash sources and uses are as follows:
•	Net proceeds of $31.6 million related to the sale of the Gateway Shopping Center operating property and land at our Broadstone Station future development for a multifamily development;
•	Decrease in acquisition activities of $3.4 million as Oleander Place was acquired in February 2011 and there were no acquisitions in the first quarter of 2012;
•	Increase in capital expenditures, net of $0.7 million as construction was ongoing at Delray Marketplace, Oleander Place, Cobblestone Plaza, Rivers Edge, and New Hill Place; and
•	Decrease in contributions of $5.5 million to Parkside Town Commons.

Cash used in financing activities was $18.2 million for the three months ended March 31, 2012, compared to cash provided by financing activities of $8.0 million in the same period of 2011.  Highlights of significant cash sources and uses in 2012 are as follows:
•	A draw of $25.0 million was made on the unsecured revolving credit facility that was primarily utilized to retire the $24.7 million fixed rate loan that was secured by Cedar Hill Plaza;
•
In March 2012, we issued 1.3 million shares of Series A Cumulative Redeemable Perpetual Preferred Shares for net proceeds of $31.3 million.  A repayment of $30.0 million was made on the unsecured revolving credit facility from the net proceeds of the offering

•	In March 2012, we issued 98,200 common shares pursuant to the Company’s equity distribution agreements, which generated net proceeds of $0.4 million.
•
Draws of $9.1 million were made on construction loans related to Cobblestone Plaza, Delray Marketplace, Rivers Edge, South Elgin Commons, Zionsville Walgreens to fund development and redevelopment activity.

•	The Company retired the $20.4 million variable rate loan secured by Gateway Shopping Center utilizing a portion of the sales proceeds from the sale of the operating property;
•	Distributions of $1.6 million to our partners in consolidated joint ventures. The majority of this relates to our partner’s share of net proceeds from the sale of Gateway Shopping Center.
•	Distributions to common shareholders and operating partnership unitholders of $4.3 million; and
•	Distributions to preferred shareholders of $1.4 million.

Funds From Operations

Funds From Operations (“FFO”), is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (NAREIT), which we refer to as the White Paper. The White Paper defines FFO as consolidated net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales and impairments of depreciated property, preferred dividends, plus depreciation and amortization, and after adjustments for third-party shares of appropriate items.

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for a litigation charge recorded in the first quarter of 2012.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of adjusted FFO provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO should not be considered as an alternative to consolidated net income (loss) (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs.

Our calculation of FFO (and reconciliation to consolidated net income or loss, as applicable) and adjusted FFO for the three months ended March 31, 2012 and 2011 (unaudited) is as follows:

	Three Months Ended March 31,
	2012	2011
Consolidated net income (loss)	$3,643,759	$(777,311)
Less dividends on preferred shares	(1,577,813)	(1,443,750)
Less net income attributable to noncontrolling interests in properties	(26,770)	(16,586)
Less gain on sale of operating property	(5,151,989)	—
Add depreciation and amortization, net of noncontrolling interests	9,717,308	9,097,586
Funds From Operations of the Kite Portfolio1	6,604,495	6,859,939
Less redeemable noncontrolling interests in Funds From Operations	(726,494)	(754,593)
Funds From Operations allocable to the Company1	$5,878,001	$6,105,346

Funds From Operations of the Kite Portfolio 1	$6,604,495	$6,859,939
Add back Litigation charge	1,289,446	—
Adjusted Funds From Operations of the Kite Portfolio 1	$7,893,941	$6,859,939

____________________
1
“Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of our Operating Partnership’s real estate properties and subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that in our opinion have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our operating and future development properties, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed below.  As of March 31, 2012, we owned a 40% interest in this joint venture which, under the terms thereof, will be reduced to 20% upon project specific construction financing.

As of March 31, 2012, our share of unconsolidated joint venture indebtedness was $5.8 million.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of March 31, 2012, the Operating Partnership had guaranteed its $5.8 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.   Our partner in this joint venture also guarantees its share of the joint venture’s debt.   Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

Contractual Obligations

Except with respect to our debt maturities as discussed on page 26, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.  See “Debt Maturities” on page 26.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $646.4 million of outstanding consolidated indebtedness as of March 31, 2012 (inclusive of net premiums on acquired debt of $0.1 million). As of this date, we were party to various consolidated interest rate hedge agreements totaling $29.5 million, with maturities over various terms from 2016 through 2017.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been $379.1 million (59%) and $267.2 million (41%), respectively, of our total consolidated indebtedness at March 31, 2012.  Including our $5.8 million share of unconsolidated variable debt and the effect of related hedge agreements, our fixed and variable rate debt is 58% and 42%, respectively, of the total of consolidated and our share of unconsolidated indebtedness at March 31, 2012.

Based on the amount of our fixed rate debt at March 31, 2012, a 100 basis point increase in market interest rates would result in a decrease in its fair value of $15.4 million. A 100 basis point change in interest rates on our variable rate debt as of March 31, 2012 would change our annual cash flow by $2.7 million.   Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is party to various legal proceedings, which arise in the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

May 7, 2012	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 7, 2012	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1
Articles Supplementary establishing additional shares of Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share
Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.1	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith