Form 10-Q
period 2012-06-30
KITE REALTY GROUP TRUST
filed 2012-08-06
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of Common Shares outstanding as of August 1, 2012 was 64.095,127 ($.01 par value)

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

Part I. FINANCIAL INFORMATION
Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets:
Investment properties, at cost:
Land	$231,536,000	$238,129,092
Land held for development	35,979,859	36,977,501
Buildings and improvements	848,689,972	845,173,680
Furniture, equipment and other	4,753,291	5,474,403
Construction in progress	149,980,572	147,973,380
	1,270,939,694	1,273,728,056
Less: accumulated depreciation	(189,082,944)	(178,006,632)
Net real estate investments	1,081,856,750	1,095,721,424
Cash and cash equivalents	8,296,769	10,042,450
Tenant receivables, including accrued straight-line rent of $11,432,061 and $11,398,347, respectively, net of allowance for uncollectible accounts	19,085,068	20,413,671
Other receivables	3,930,536	2,978,225
Investments in unconsolidated entities, at equity	22,174,655	21,646,443
Escrow and other deposits	8,789,868	9,424,986
Deferred costs, net	31,769,214	31,079,129
Prepaid and other assets	2,200,902	1,959,790
Total Assets	$1,178,103,762	$1,193,266,118

Liabilities and Equity:
Mortgage and other indebtedness	$652,665,427	$689,122,933
Accounts payable and accrued expenses	38,287,686	36,048,324
Deferred revenue and other liabilities	13,352,512	12,636,228
Total Liabilities	704,305,625	737,807,485
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	39,825,808	41,836,613
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 and 2,800,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	102,500,000	70,000,000
Common Shares, $.01 par value, 200,000,000 shares authorized, 64,080,849 shares and 63,617,019 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	640,808	636,170
Additional paid in capital and other	450,191,474	449,763,528
Accumulated other comprehensive loss	(4,228,292)	(1,524,095)
Accumulated deficit	(119,938,104)	(109,504,068)
Total Kite Realty Group Trust Shareholders' Equity	429,165,886	409,371,535
Noncontrolling Interests	4,806,443	4,250,485
Total Equity	433,972,329	413,622,020
Total Liabilities and Equity	$1,178,103,762	$1,193,266,118

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Minimum rent	$19,562,959	$18,202,471	$38,823,658	$35,800,908
Tenant reimbursements	4,665,765	4,682,691	9,904,487	9,698,223
Other property related revenue	847,453	1,414,060	2,070,881	2,302,593
Construction and service fee revenue	54,613	76,483	98,017	86,520
Total revenue	25,130,790	24,375,705	50,897,043	47,888,244
Expenses:
Property operating	4,240,446	4,415,221	8,868,994	9,168,549
Real estate taxes	3,169,255	3,522,033	6,823,906	6,742,327
Cost of construction and services	82,115	114,254	174,463	164,167
General, administrative, and other	1,843,087	1,413,918	3,666,807	3,262,370
Litigation charge	—	—	1,289,446	—
Depreciation and amortization	10,486,899	9,611,307	19,917,406	18,506,263
Total expenses	19,821,802	19,076,733	40,741,022	37,843,676
Operating income	5,308,988	5,298,972	10,156,021	10,044,568
Interest expense	(6,398,553)	(5,497,349)	(12,874,350)	(11,055,845)
Income tax benefit (expense) of taxable REIT subsidiary	30,174	30,760	(7,390)	46,833
Income (loss) from unconsolidated entities	382	92,220	(11,148)	4,595
Other income	47,835	93,582	85,963	142,620
(Loss) income from continuing operations	(1,011,174)	18,185	(2,650,904)	(817,229)
Discontinued operations:
Discontinued operations	42,425	85,883	173,924	143,986
Gain on sale of operating property, net of tax expense	93,891	—	5,245,880	—
Income from discontinued operations	136,316	85,883	5,419,804	143,986
Consolidated net (loss) income	(874,858)	104,068	2,768,900	(673,243)
Net loss (income) attributable to noncontrolling interests	271,221	282,545	(1,825,799)	353,039
Net (loss) income attributable to Kite Realty Group Trust	$(603,637)	$386,613	$943,101	$(320,204)
Dividends on preferred shares	(2,114,063)	(1,443,750)	(3,691,876)	(2,887,500)
Net loss attributable to common shareholders	$(2,717,700)	$(1,057,137)	$(2,748,775)	$(3,207,704)

Net loss per common share - basic & diluted:
Loss from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.04)	$(0.02)	$(0.09)	$(0.05)
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	0.00	0.00	0.05	0.00
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.04)	$(0.02)	$(0.04)	$(0.05)

Weighted average common shares outstanding - basic and diluted	64,014,187	63,567,964	63,864,040	63,508,337

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Net loss attributable to Kite Realty Group Trust common shareholders:
Loss from continuing operations	$(2,839,225)	$(1,133,618)	$(5,720,804)	$(3,335,909)
Income from discontinued operations	121,525	76,481	2,972,029	128,205
Net loss attributable to Kite Realty Group Trust common shareholders	$(2,717,700)	$(1,057,137)	$(2,748,775)	$(3,207,704)

Consolidated net (loss) income	$(874,858)	$104,068	$2,768,900	$(673,243)
Change in fair value of derivatives	(3,128,357)	378,631	(3,031,810)	1,718,611
Total comprehensive (loss) income	(4,003,215)	482,699	(262,910)	1,045,368
Comprehensive loss (income) attributable to noncontrolling interests	610,384	240,702	(1,498,186)	162,566
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(3,392,831)	$723,401	$(1,761,096)	$1,207,934

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)

						Accumulated
						Other
	Preferred Shares		Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Total

Balances, December 31, 2011	2,800,000	$70,000,000	63,617,019	$636,170	$449,763,528	$(1,524,095)	$(109,504,068)	$409,371,535
Proceeds of preferred share offering, net	1,300,000	32,500,000	—	—	(1,179,704)	—	—	31,320,296
Issuance of common shares, net	—	—	184,212	1,842	767,855			769,697
Common shares issued under employee share purchase plan	—	—	2,722	27	12,459	—	—	12,486
Stock compensation activity	—	—	246,896	2,469	418,932	—	—	421,401
Other comprehensive loss	—	—	—	—	—	(2,704,197)	—	(2,704,197)
Distributions declared to common shareholders	—	—	—	—	—	—	(7,685,261)	(7,685,261)
Distributions to preferred shareholders	—	—	—	—	—	—	(3,691,876)	(3,691,876)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	943,101	943,101
Exchange of redeemable noncontrolling interests for common shares	—	—	30,000	300	389,700	—	—	390,000
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	18,704	—	—	18,704
Balances, June 30, 2012	4,100,000	$102,500,000	64,080,849	$640,808	$450,191,474	$(4,228,292)	$(119,938,104)	$429,165,886

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Consolidated net income (loss)	$2,768,900	$(673,243)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Equity in earnings (loss) of unconsolidated entities	11,148	(4,595)
Straight-line rent	(1,270,813)	(1,023,514)
Depreciation and amortization	21,707,555	19,658,429
Gain on sale of land	(276,844)	—
Gain on sale of operating properties, net of tax expense	(5,245,880)	—
Provision for credit losses	507,330	679,067
Compensation expense for equity awards	243,927	236,287
Amortization of debt fair value adjustment	(39,236)	(215,429)
Amortization of in-place lease liabilities	(872,058)	(1,346,710)
Distributions of income from unconsolidated entities	—	212,501
Changes in assets and liabilities:
Tenant receivables	498,963	1,608,346
Deferred costs and other assets	(3,882,003)	(4,080,960)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(2,987,644)	(43,584)
Net cash provided by operating activities	11,163,345	15,006,595
Cash flows from investing activities:
Acquisitions of interests in properties	(20,796,243)	(16,368,190)
Capital expenditures, net	(31,647,673)	(29,384,821)
Net proceeds from land and operating property sales	57,021,250	—
Change in construction payables	2,132,815	3,058,627
Note receivable from joint venture partner	—	125,780
Contributions to unconsolidated entities	—	(5,762,321)
Net cash provided by (used in) investing activities	6,710,149	(48,330,925)
Cash flows from financing activities:
Common share issuance proceeds, net of issuance costs	807,991	(150,328)
Preferred share issuance proceeds, net of issuance costs	31,428,027	—
Acquisition of noncontrolling interest in Rangeline Crossing	—	(1,696,542)
Loan proceeds	191,024,918	72,878,661
Loan transaction costs	(1,765,604)	(4,465,112)
Loan payments	(227,443,187)	(29,247,003)
Distributions paid – common shareholders	(7,656,753)	(7,614,576)
Distributions paid - preferred shareholders	(3,468,438)	(2,807,292)
Distributions paid – redeemable noncontrolling interests	(940,680)	(942,778)
Distributions to noncontrolling interests in properties	(1,605,449)	(432,644)
Net cash (used in) provided by financing activities	(19,619,175)	25,522,386
Net change in cash and cash equivalents	(1,745,681)	(7,801,944)
Cash and cash equivalents, beginning of period	10,042,450	15,394,528
Cash and cash equivalents, end of period	$8,296,769	$7,592,584

Non-cash investing and financing activities
Settlement of loan in acquisition of noncontrolling interest in Rangeline Crossing	—	578,200

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, redevelopment and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  At June 30, 2012, the Company owned interests in 62 properties (consisting of 53 retail operating properties, five retail properties under redevelopment and four commercial operating properties). As of this date, the Company also had four in-process retail development properties.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2011 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

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

As of June 30, 2012, the Company had investments in three joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $21.5 million which is secured by assets of the VIEs with net book values totaling $71.2 million.  The Operating Partnership guarantees the debt of these VIEs; however, the VIEs could sell the properties before the performance under a guarantee would be required.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and contributions and distributions.

Parkside Town Commons

The Company owns a noncontrolling interest in one land parcel (Parkside Town Commons), currently undergoing pre-development activities,  which is accounted for under the equity method. Parkside Town Commons (Parkside) is owned through a joint venture agreement with Prudential Real Estate Investors (“PREI”).  This joint venture was formed with the purpose of developing, constructing, leasing, and managing a community shopping center in Cary, North Carolina.  As of June 30, 2012, the Company owned a 40% interest in the joint venture which, under the terms of the current agreement with PREI, will be reduced to 20% upon the commencement of construction.  The Company has determined that Parkside is a VIE and that the Company is not the primary beneficiary.  All significant decisions for the joint venture, including those decisions that most significantly impact its economic performance, require approval of both partners.

 Rangeline Crossing

In February 2011, the Company completed the acquisition of the remaining 40% interest in Rangeline Crossing (formerly, The Centre), a consolidated redevelopment property, from its joint venture partners and assumed all leasing and management responsibilities of the property.  The purchase price of the 40% interest was $2.2 million, including the settlement of a $0.6 million loan previously made by the Company.  The transaction was accounted for as an equity transaction as the Company retained its controlling financial interest.  The carrying amount of the noncontrolling interest was eliminated, and the difference between the fair value of the consideration paid and the noncontrolling interest was recognized in additional paid-in capital.

Noncontrolling Interests

The Company reports its noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to the noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
Noncontrolling interests balance January 1	$4,250,485	$6,914,264
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	2,161,407	41,775
Acquisition of noncontrolling interest in Rangeline Crossing	—	(2,244,332)
Distributions to noncontrolling interests	(1,605,449)	(432,644)
Noncontrolling interests balance at June 30	$4,806,443	$4,279,063

The Company classifies redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because the Company may be required to pay cash to unitholders upon redemption of their interests in the Operating Partnership under certain circumstances.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of June 30, 2012 and December 31, 2011, the redemption value of the redeemable noncontrolling interests did not exceed the historical book value, so no adjustment was necessary.

The redeemable noncontrolling interests in the Operating Partnership for the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
Redeemable noncontrolling interests balance January 1	$41,836,613	$44,115,028
Net loss allocable to redeemable noncontrolling interests	(335,608)	(394,814)
Accrued distributions to redeemable noncontrolling interests	(938,880)	(942,058)
Other comprehensive income allocable to redeemable noncontrolling interests 1	(327,613)	190,473
Exchange of redeemable noncontrolling interest for common stock	(390,000)	(156,000)
Adjustment to redeemable noncontrolling interests - operating partnership	(18,704)	331,489
Redeemable noncontrolling interests balance at June 30	$39,825,808	$43,144,118

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The following sets forth accumulated other comprehensive loss allocable to noncontrolling interests for the six months ended June 30, 2012 and 2011:

	2012	2011
Accumulated comprehensive loss balance at January 1	$(187,885)	$(359,798)
Other comprehensive (loss) income allocable to redeemable noncontrolling interests 1	(327,613)	190,473
Accumulated comprehensive loss balance at June 30	$(515,498)	$(169,325)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The Company allocates net operating results of the Operating Partnership after preferred dividends and noncontrolling interest in the consolidated properties based on the partners’ respective weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the limited partners’ weighted average interests in the Operating Partnership for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Company’s weighted average basic interest in Operating Partnership	89.1%	89.0%	89.1%	89.0%
Limited partners' redeemable noncontrolling weighted average basic interests in Operating Partnership	10.9%	11.0%	10.9%	11.0%

At June 30, 2012, the Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership were 89.1% and 10.9%.

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

Potentially dilutive securities include outstanding common share options, units in the Operating Partnership, which may be exchanged for either cash or common shares, at the Company’s option, under certain circumstances, and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net loss attributable to common shareholders for the three and six months ended June 30, 2012 and 2011, the potentially dilutive securities were not dilutive for those periods.

Approximately 1.7 million outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive for the three and six months ended June 30, 2012 and 2011.

Note 4.  Litigation Charge

The Company was a claimant in a matter of arbitration against a former tenant of one of its operating properties.   In this matter, the former tenant counterclaimed, alleging damages caused by the Company’s withholding of its consent to the assignment to a third party of its lease with the tenant.  On March 29, 2012, the Company received a notice of an interim arbitration award and order (the “Interim Order”) which awarded to the tenant damages plus attorneys’ fees and costs of $1.3 million.  The Company estimated and accrued a charge of $1.3 million in the first quarter, which is reflected in  the statement of operations for the six months ended June 30, 2012.  On May 21, 2012, the Company paid $1.3 million and was released from the arbitration claim.

Note 5. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at June 30, 2012 and December 31, 2011:

	Balance at
	June 30, 2012	December 31, 2011
Unsecured revolving credit facility	$114,074,200	$134,686,200
Unsecured term loan	125,000,000	—
Notes payable secured by properties under construction - variable rate	23,276,281	82,454,406
Mortgage notes payable - fixed rate	367,102,123	375,615,005
Mortgage notes payable - variable rate	23,136,007	96,251,268
Net premiums on acquired debt	76,816	116,054
Total mortgage and other indebtedness	$652,665,427	$689,122,933

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at June 30, 2012, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$337,558,889	5.4	5.78%	52%
Floating rate debt (hedged)	154,543,234	6.4	4.21%	23%
Total fixed rate debt, considering hedges	492,102,123	5.7	5.28%	75%
Notes payable secured by properties under construction - variable rate	23,276,281	2.0	3.09%	4%
Other variable rate debt	291,753,441	5.4	2.77%	45%
Floating rate debt (hedged)	(154,543,234)	-6.4	2.78%	-24%
Total variable rate debt, considering hedges	160,486,488	3.9	2.82%	25%
Net premiums on acquired debt	76,816	N/A	N/A	N/A
Total debt	$652,665,427	5.3	4.66%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.  Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 125 to 340 basis points.  At June 30, 2012, the one-month LIBOR interest rate was 0.25%.  Fixed interest rates on mortgage loans range from 5.42% to 6.78%.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On April 30, 2012, the Company entered into a new $115 million unsecured term loan (the “Term Loan”).  The Term Loan is scheduled to mature on April 30, 2019 with an interest rate of LIBOR plus 210 to 310 basis points, depending on the Company’s leverage.  On May 18, 2012, the Company increased the Term Loan by $10 million to $125 million.  The Company utilized the proceeds of $125 million to retire the Company’s upcoming debt maturities including loans secured by Rivers Edge, Cobblestone Plaza, Estero Town Commons, Tarpon Bay Plaza (formerly Tarpon Springs Plaza), and Fox Lake Crossing and the remaining proceeds were utilized to partially pay down the Company’s unsecured revolving credit facility.

On May 4, 2012, the Company entered into a forward-starting interest rate swap that fixed the LIBOR rate on $125 million of variable rate debt at 1.52%.  As of June 30, 2012, the effective composite rate is 4.12%, based on the Company’s leverage.

In addition, on April 30, 2012, the Company amended its unsecured revolving credit facility.  The amended terms include an extension of the maturity date to April 30, 2016, which maturity may be extended for an additional year at the Company’s option subject to certain conditions, and a reduction in the interest rate to LIBOR plus 190 to 290 basis points, depending on the Company’s leverage, from LIBOR plus 225 to 325 basis points.  The amended unsecured facility has a fee of 25 to 35 basis points on unused borrowings.  The amount that the Company may borrow under the amended unsecured facility is based on the value of assets in the unencumbered property pool.

As of June 30, 2012, the unencumbered property pool consisted of 57 properties and other assets, of which 53 were wholly-owned and used as collateral under the unsecured credit facility and four were owned through joint ventures.  As of June 30, 2012, $114.1 million was outstanding under the unsecured facility.  In addition, the Company had letters of credit outstanding which totaled $4.3 million.  As of June 30, 2012, there were no amounts advanced against these instruments. The amount that the Company may borrow under the unsecured facility and Term Loan is based on the value of assets in its unencumbered property pool.  As of June 30, 2012, the maximum amount that may be borrowed under the unsecured facility and Term Loan was $286.6 million, and the amount available for future borrowings was approximately $43 million.

The Company’s ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility also requires the Company to satisfy certain financial covenants.  As of June 30, 2012, the Company was in compliance with all such covenants.

Debt Activity

For the six months ended June 30, 2012, the Company made total loan borrowings of $191.0 million and total loan repayments of $227.4 million.  The major components of this activity are as follows:

•
The Company received proceeds of $125.0 million related to the Term Loan discussed above.  These proceeds were utilized to retire $91.9 million of variable rate loans that were secured by Tarpon Bay Plaza (formerly Tarpon Springs Plaza), Estero Town Commons, Fox Lake Crossing, Cobblestone Plaza, and Rivers Edge.  The remainder of the proceeds were used to partially pay down the Company's unsecured revolving credit facility;

•	In June 2012, a draw of $13 million was made on the unsecured revolving credit facility to fund the acquisition of Cove Center in Stuart, Florida;

•
The Company retired the $15.4 million construction loan secured by South Elgin Commons utilizing a portion of the sales proceeds from the sale of that operating property.  The remaining proceeds were utilized to fund a portion of the acquisition of Cove Center;

•	A draw of $25.0 million was made on the unsecured revolving credit facility that was primarily utilized to retire the $24.7 million fixed rate loan that was secured by Cedar Hill Plaza;

•	A repayment of $30.0 million was made on the unsecured revolving credit facility utilizing the majority of the proceeds from the March 2012 preferred share offering;

•	The Company made draws on construction loans related to the Cobblestone Plaza, Delray Marketplace, Rivers Edge, South Elgin Commons, and Zionsville Walgreens developments totaling $15.0 million;

•
The Company retired the $20.4 million variable rate loan secured by Gateway Shopping Center utilizing a portion of the sales proceeds from the sale of that operating property.  The Company’s share of the remaining proceeds was utilized to pay down the unsecured revolving credit facility; and

•	The Company made scheduled principal payments on all indebtedness totaling $3.5 million.

Subsequent to the end of the quarter, the Company closed on a $23 million construction loan for its Four Corner square redevelopment property.  The loan bears interest at LIBOR plus 225 basis points and has a three-year term with an option to extend for an additional two years.

Also subsequent to the end of the quarter, the Company closed on a $37.5 million construction for its Holly Springs Towne Center development property.  The loan has a term of three years with a two-year extension option and bears interest at LIBOR plus 250 basis points, which decreases to LIBOR plus 225 basis points after the completion of construction.

Fair Value of Fixed and Variable Rate Debt

As of June 30, 2012, the fair value of fixed rate debt was $370.3 million compared to the book value of $337.6 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 3.02% to 4.27%.  As of June 30, 2012, the fair value of variable rate debt was $321.1 million compared to the book value of $315.0 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 2.50% to 4.95%.

Note 6. Shareholders’ Equity

In March 2012, the Company completed an offering of 1,300,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares and realized net proceeds of $31.3 million.  These net proceeds were utilized to reduce the outstanding balance on the Company’s unsecured revolving credit facility.  The terms of the offering were consistent with those of the  2.8 million Series A preferred shares the Company issued in December 2010.

In March 2012, the Company entered into Equity Distribution Agreements with certain sales agents pursuant to which it may sell, from time to time, up to an aggregate amount of $50 million of its common shares.  During the six months ended June 30, 2012, the Company issued 184,212 common shares under this agreement for net proceeds $0.8 million at an average price of $5.21.

In February 2012, the Compensation Committee of the Company’s Board of Trustees approved long-term equity incentive compensation awards totaling 245,163 restricted shares to members of executive management and certain other employees.  The restricted shares were granted at a fair value of $5.40 and will vest ratably over periods ranging from three to five years.

On May 9, 2012, the Company’s Board of Trustees declared a cash distribution of $0.515625 per preferred share covering the distribution period from March 2, 2012 to June 1, 2012.  This distribution was paid on June 1, 2012 to shareholders of record as of May 22, 2012.

On June 20, 2012, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share and per Operating Partnership unit for the second quarter of 2012.  These distributions were paid on July 13, 2012 to common shareholders and unitholders of record as of July 6, 2012.

During the six months ended June 30, 2012, 30,000 Operating Partnership units were exchanged for the same number of common shares.

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company have any derivatives that are not designated as cash flow hedges.  The Company has an agreement with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of June 30, 2012, the Company was in compliance with the provisions of all of its debt agreements.  As of June 30, 2012, the Company was party to various consolidated cash flow hedge agreements with notional amounts totaling $154.5 million, which effectively fixes certain variable rate debt over various terms through 2019.  Utilizing a weighted average spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 4.21%.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of June 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

As of June 30, 2012 the fair value of the Company’s interest rate hedge liabilities was $4.8 million, including accrued interest of $60,000, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2011 the fair value of the Company’s interest rate hedge liabilities was $1.7 million, including accrued interest of $43,000, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company currently expects an increase to interest expense of $2.6 million over the next 12 months as the hedged forecasted interest payments occur.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the six months ended June 30, 2012 and 2011, $0.3 million and $2.2 million, respectively, was reclassified as a reduction to earnings.

The Company’s share of net unrealized gains on its interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.  The following sets forth comprehensive income allocable to the Company for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss attributable to Kite Realty Group Trust common shareholders	$(2,717,700)	$(1,057,137)	$(2,748,775)	$(3,207,704)
Other comprehensive (loss) income allocable to Kite Realty Group Trust1	(2,789,194)	336,788	(2,704,197)	1,528,138
Comprehensive loss attributable to Kite Realty Group Trust common shareholders	$(5,506,894)	$(720,349)	$(5,452,972)	$(1,679,566)

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

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

Although the Company does not own or expect to own either the residential or the apartment complex components of the project, the Company has jointly guaranteed the apartment developer’s construction loan, which at June 30, 2012, had an outstanding balance of $30.3 million.  The construction of the apartment has been completed and the developer is in the process of replacing the construction loan with permanent financing, at which time the Company’s guarantee will be removed.  The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and a similar agreement in favor of the City of South Bend to complete all phases and the Company expects its portion to be approximately $64 million, with the exception of certain of the residential units, consistent with commitments the Company typically makes in connection with other bank-funded development projects.  If the Company fails to fulfill its contractual obligations in connection with the project, but is timely commencing and pursuing a cure, it will not be in default to either the University of Notre Dame or the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture under circumstances where the lender has limited recourse to the Company.  As of June 30, 2012, the Company’s share of unconsolidated joint venture indebtedness was $5.8 million, which was entirely related to the Parkside Town Commons development.

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

As of June 30, 2012, the Company had outstanding letters of credit totaling $4.3 million.  At that date, there were no amounts advanced against these instruments.

Note 9. Discontinued Operations

On June 12, 2012, the Company sold its South Elgin Commons property in South Elgin, Illinois (Chicago MSA) for a sales price of $25 million and a net gain of $0.1 million.  The majority of the net proceeds from the sale were used to pay off the existing debt on the property and to fund the acquisition of Cove Center (see Note 10).

On February 16, 2012, the Company and its joint venture partner sold the Gateway Shopping Center operating property in Marysville, Washington for a sales price of $29.4 million and a consolidated gain of $5.2 million.  The Company’s share of the gain was $3.1 million and its partner’s noncontrolling interest share of the gain was $2.1 million.  The operating property was previously owned by a VIE where the Company was the primary beneficiary.   The operating results related to this property are reported as discontinued operations in the accompanying consolidated statements of operations.

The results of the discontinued operations related to Gateway Shopping Center and South Elgin were comprised of the following for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Rental income	$544,233	$954,950	$1,513,504	$1,887,432
Expenses:
Property operating	19,535	126,644	113,319	283,328
Real estate taxes	139,198	117,334	283,452	209,985
Depreciation and amortization	224,169	281,917	635,170	563,833
Total expenses	382,902	525,895	1,031,941	1,057,146
Operating income	161,331	429,055	481,563	830,286
Interest expense	(118,906)	(343,172)	(307,639)	(686,300)
Income from discontinued operations	42,425	85,883	173,924	143,986
Gain on sale of operating property, net of tax expense	93,891	—	5,245,880	—
Total income from discontinued operations	$136,316	$85,883	$5,419,804	$143,986

Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	$121,525	$76,481	$2,972,029	$128,205
Income from discontinued operations attributable to noncontrolling interests	14,791	9,402	2,447,775	15,781
Total income from discontinued operations	$136,316	$85,883	$5,419,804	$143,986

Note 10. Property Acquisitions

In June 2012, the Company acquired Cove Center in Stuart, Florida for a purchase price of $22.1 million.  Cove Center is a 160,000 square foot unencumbered shopping center anchored by Publix Supermarket and Beall’s Department Store.  As of June 30, 2012, the center was 96.3% leased.  The Company allocated the purchase price of this property to the fair value of tangible assets and intangibles.  The allocation of the purchase price is preliminary.

In July 2012, the Company acquired a 138,000 square foot shopping center  in Vero Beach, Florida for a purchase price of $15.2 million.  The shopping center is anchored by Publix Supermarket and Stein Mart.  The Company assumed a $7.9 million mortgage with a fixed interest rate of 5.67%, maturing in August 2013, as part of the acquisition.

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

Note 11. Redevelopment Activities

In 2012, the Company completed plans for the redevelopment projects at Four Corner Square and Rangeline Crossing.  As part of finalizing its plans, the Company reduced the estimated useful lives of certain assets that are scheduled to be or have been demolished.  As a result of this change in estimate, a total of $1.4 million and $1.9 million of additional depreciation was recognized in the three and six months ended June 30, 2012, respectively.

In 2011, the Company completed plans for the redevelopment project at Oleander Place.  As part of finalizing its plans, the Company reduced the estimated useful lives of certain assets that were demolished.  As a result of this change in estimate, a total of $1.1 million and $1.5 million of additional depreciation was recognized in the three and six months ended June 30, 2011, respectively.

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

At June 30, 2012, we owned interests in 62 properties consisting of 53 retail operating properties, five retail properties under redevelopment, and four operating commercial properties. As of this date, we also owned interests in four in-process retail development properties.

In addition to our in-process developments and redevelopments, we have future developments which include land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of June 30, 2012, these future developments consisted of three projects that are expected to contain 1.1 million square feet of total gross leasable area upon completion.

Finally, as of June 30, 2012, we also owned interests in other land parcels comprising 96 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

Current Business Environment

Economic conditions have remained uneven during the first half of 2012.  A stabilized economic recovery has not been achieved due to continued challenges in the labor market, consumer spending, and concerns about the U.S. federal government’s ability to respond to these challenges.  Overall, economic growth in the United States continued to reflect weakness during the second quarter of 2012 with the overall economy growing at 1.3%, which is a decrease from the first quarter of 2012.  Meanwhile, the housing sector has finally started to demonstrate signs of momentum with new home sales continuing to increase from recent historically low levels.  However, this improvement could also be negatively impacted by declines in consumer spending as retail spending in June declined in nearly every major category.

            As noted above, retail sales continue to show weakness.  In the face of this, however, some retailers are considering the expansion of their businesses and in certain cases have expressed optimism through expansion plans and capital allocation decisions.  Where prudent and consistent with our strategy, we will seek to capitalize on our relationships with tenants to maximize our growth.  We believe there will continue to be additional leasing opportunities during 2012 and 2013, particularly as tenants seek to lease new space or renew existing space in connection with lease expirations, expansions, and other considerations.

The lingering overall weakness in the U.S. economy has led to conditions that may continue to impact our business in a number of ways, including soft consumer demand; increasing tenant bankruptcies; curtailment of certain of our tenants’ operations; delays or postponements by current or potential tenants from entering into long-term leases with us; decreased demand for retail space; difficulty in collecting rent; our need to make rent adjustments and concessions; the possible need to outlay additional capital to assist a tenant in the opening of its business; and termination by our tenants of their leases with us.

Ongoing Actions Taken to Capitalize on the Current Business Environment

During the current quarter, we continued to execute on our strategy to maximize shareholder value, including:

Development, Redevelopment, and Acquisition Activities:  We continued construction at our Delray Marketplace project in Delray Beach, Florida.  As of June 30, 2012, the Company has executed 28 leases at this property, including anchors Publix and Frank Theatres, and the property is 75.9% leased or committed.   The total estimated costs of this project are expected to be $94 million, and the project is scheduled to open in the fourth quarter of 2012.

The Company also continued construction at its Holly Springs Towne Center (formerly New Hill Place) project in Holly Springs, North Carolina (Raleigh MSA).  During the quarter, the Company completed site work for the Target Corporation, which will anchor the first phase of the project in a non-owned 135,000 square foot building.  As of June 30, 2012, the project is 79.6% leased or committed.

On May 28, 2012, Whole Foods opened at the Company’s Oleander Place redevelopment in Wilmington, North Carolina.  As of June 30, 2012, the project is 90.3% leased or committed.

On June 13, 2012, the Company acquired Cove Center in Stuart, Florida for a purchase price of $22.1 million.  On July 31, 2012, the Company acquired a shopping center in Vero Beach, Florida for a purchase price of $15.2 million.  Both of these centers are anchored by Publix Supermarkets and are part of the strong trade area within the Treasure Coast of Florida.

The Company transitioned Rangeline Crossing (formerly The Centre) to an in-process redevelopment in the current quarter.  During the quarter, the Company executed a lease with Earth Fare to anchor the redevelopment, and the property is 87.5% leased or committed as of June 30, 2012.  The total estimated costs of this project are expected to be $15.5 million, and the first phase of the project is scheduled to open in fourth quarter of 2012.

Strengthen the Balance Sheet.  In April 2012, the Company closed on a $115 million unsecured term loan with a seven-year term and an interest rate of LIBOR plus 210 to 310 basis points, depending on the Company’s leverage.  In May 2012, the Company closed on an additional $10 million under the unsecured term loan.   The net proceeds of this loan were used to pay off the loans secured by Estero Town Commons, Tarpon Bay Plaza (formerly Tarpon Springs Plaza), Cobblestone Plaza, Rivers Edge, and Fox Lake Crossing and to pay down a portion of the Company’s unsecured revolving credit facility.  On May 4, 2012, the Company entered into a forward-starting interest rate swap that fixed the LIBOR rate on $125 million of variable rate debt at 1.52%.  As of June 30, 2012, the effective composite rate was 4.12%, based on the Company’s leverage.

Access the Capital Markets.  We are party to Equity Distribution Agreements with certain sales agents pursuant to which we may sell, from time to time, up to an aggregate of $50 million of our common shares.  We continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.   During the three and six months ended June 30, 2012, the Company issued 86,012 common shares at an average price of $5.16 per share for net proceeds of $0.4 million, and 184,200 common shares at an average price of $5.21 per share for net proceeds of $0.8 million, respectively.

Continued Focus on Operations.  We continued to execute on our operating and leasing strategy.  During the current quarter, we executed comparable new and renewal leases totaling 234,000 square feet and improved the net operating income of our operating retail properties.  Our same property net operating income improved 2.4% due to higher rental rates and lower property operating expenses.

Results of Operations

At June 30, 2012, we owned interests in 62 properties consisting of 53 retail operating properties, five retail properties under redevelopment, and four operating commercial properties. As of this date, we also owned interests in four in-process retail development properties.

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

Development Activities

The following development properties were partially operational at various times from January 1, 2011 through June 30, 2012:

Property Name	MSA	Economic Occupancy Date1	Owned GLA

South Elgin Commons, Phase II2	Chicago, IL	September 2011	83,000
Cobblestone Plaza2	Ft. Lauderdale, FL	March 2009	133,214

1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

2
Construction of each of these properties was completed in phases.  The Economic Occupancy Date indicated for each of these properties refers to its initial phase.  South Elgin Commons was sold in June 2012.

Property Acquisition Activities

In June 2012, the Company acquired Cove Center in Stuart, Florida for a purchase price of $22.1 million.  Cove Center is a 160,000 square foot unencumbered shopping center anchored by Publix Supermarket and Beall’s Department Store.  As of June 30, 2012, the center was 96.3% leased.

In June 2011, the Company acquired Lithia Crossing, an unencumbered shopping center in Tampa, Florida, for a purchase price of $13.3 million.

In February 2011, the Company acquired Oleander Place in Wilmington, North Carolina for a purchase price of $3.5 million.  Subsequent to the acquisition, the Company executed a lease termination agreement with the former anchor and a new lease with Whole Foods and transitioned the property to an in-process redevelopment.  In connection with the lease termination agreement, the Company received a lease termination fee of $0.8 million.  During the three months ended June 30, 2011, the Company completed plans for the redevelopment and recognized $0.5 million of accelerated depreciation and amortization related to the demolition of a portion of the property’s building.

Property Disposition Activities

In February 2012, the Company and its joint venture partner sold Gateway Shopping Center in Marysville, Washington for a sales price of $29.4 million.  The net proceeds were utilized to retire the variable-rate loan of $20.4 million, and the Company’s share of the remaining proceeds was approximately $7 million.

In June 2012, the Company sold South Elgin Commons in South Elgin, Illinois for a sales price of $25 million.  The net proceeds were utilized to retire the construction loan of $15.4 million and to fund a portion of the purchase price of Cove Center.

Redevelopment Activities

The following properties were in redevelopment status at various times during the period from January 1, 2011 through June 30, 2012:

Property Name	MSA	Transition Date1	Owned GLA

Courthouse Shadows	Naples, Florida	September 2008	134,867
Four Corner Square	Maple Valley, Washington	September 2008	29,167
Bolton Plaza	Jacksonville, Florida	June 2008	172,938
Rivers Edge2	Indianapolis, Indiana	June 2008	149,209
Oleander Place	Wilmington, North Carolina	March 2011	43,806
Rangeline Crossing (formerly The Centre)	Carmel, Indiana	March 2011	77,455

____________________
1	Transition date represents the date the property was transferred from our operating portfolio to our redevelopment projects.
2	This property was transitioned to the operating portfolio in the fourth quarter of 2011.

Other Property Activities

In February 2011, the Company completed the acquisition of the remaining 40% interest in Rangeline Crossing (formerly The Centre), a redevelopment property in Indianapolis, Indiana from its joint venture partners and assumed all leasing and management responsibilities for the property.  The purchase price of the 40% interest was $2.2 million, including the settlement of a $0.6 million loan made by the Company.

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

The following table reflects same property net operating income (and reconciliation to net loss attributable to common shareholders) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Number of properties at period end1	52	52		52	52

Leased percentage at period-end	92.7%	92.9%		92.7%	92.9%

Net operating income – same properties (52 properties)2	14,155,019	13,816,995	2.4%	28,158,798	27,106,568	3.9%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income – same properties	$14,155,019	$13,816,995		$28,158,798	$27,106,568
Other income (expense), net	(14,758,656)	(13,430,381)		(27,215,697)	(27,426,772)
Less: dividends on preferred shares	(2,114,063)	(1,443,750)		(3,691,876)	(2,887,500)
Net loss attributable to common shareholders	$(2,717,700)	$(1,057,136)		$(2,748,775)	$(3,207,704)

1	Same Property analysis excludes Courthouse Shadows, Oleander Place, Four Corner Square, Rangeline Crossing, and Bolton Plaza as the Company pursues redevelopment of these properties

2
Same Property net operating income is considered a non-GAAP measure because it excludes net gains from outlot sales, write offs of straight-line rent and lease intangibles, bad debt expense and related recoveries, the litigation charge, lease termination fees and significant prior year expense recoveries and adjustments, if any.

Comparison of Operating Results for the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

The following table reflects our consolidated statements of operations for the three months ended June 30, 2012 and 2011 (unaudited):

	2012	2011	Net change 2011 to 2012
Revenue:
Rental income (including tenant reimbursements)	$24,228,724	$22,885,162	$1,343,562
Other property related revenue	847,453	1,414,060	(566,607)
Construction and service fee revenue	54,613	76,483	(21,870)
Total revenue	25,130,790	24,375,705	755,085
Expenses:
Property operating	4,240,446	4,415,221	(174,775)
Real estate taxes	3,169,255	3,522,033	(352,778)
Cost of construction and services	82,115	114,254	(32,139)
General, administrative, and other	1,843,087	1,413,918	429,169
Depreciation and amortization	10,486,899	9,611,307	875,592
Total Expenses	19,821,802	19,076,733	745,069
Operating income	5,308,988	5,298,972	10,016
Interest expense	(6,398,553)	(5,497,349)	(901,204)
Income tax benefit of taxable REIT subsidiary	30,174	30,760	(586)
Income from unconsolidated entities	382	92,220	(91,838)
Other income	47,835	93,582	(45,747)
Loss from continuing operations	(1,011,174)	18,185	(1,029,359)
Discontinued operations:
Discontinued operations	42,425	85,883	(43,458)
Gain on sale of operating property, net of tax expense	93,891	—	93,891
Income from discontinued operations	136,316	85,883	50,433
Consolidated net income (loss)	(874,858)	104,068	(978,926)
Net (income) loss attributable to noncontrolling interests	271,221	282,545	(11,324)
Net income (loss) attributable to Kite Realty Group Trust	(603,637)	386,613	(990,250)
Dividends on preferred shares	(2,114,063)	(1,443,750)	(670,313)
Net loss attributable to common shareholders	$(2,717,700)	$(1,057,137)	$(1,660,563)

Rental income (including tenant reimbursements) increased $1.3 million, or 5.9%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$612,350
Properties acquired subsequent to March 31, 2011	441,148
Properties under redevelopment during 2011 and/or 2012	199,854
Properties fully operational during 2011 and 2012 and other	90,210
Total	$1,343,562

    Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.1 million increase in rental income is primarily attributable to improvement in rental rates and meeting co-tenancy requirements due to anchor leasing activity. The leased percentage of the retail operating portfolio was 93.0% as of June 30, 2012, which was the same as of June 30, 2011.  In addition as noted below, the increase in minimum rent was offset by decreases in reimbursable expenses, notably real estate taxes, which resulted in lower tenant reimbursement revenue.  For the total portfolio and excluding the effect of parking operations, the overall recovery ratio for reimbursable expenses was 74.0% for the three months ended June 30, 2012 compared to 72.7% for the three months ended June 30, 2011.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue decreased $0.6 million, or 40%, primarily as a result of lower lease termination fee revenue of $0.6 million and lower insurance recoveries of $0.3 million partially offset by higher gains on land sales of $0.4 million.

Property operating expenses decreased $0.2 million, or 4.0%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$35,005
Properties acquired subsequent to March 31, 2011	68,511
Properties under redevelopment during 2011 and/or 2012	78,776
Properties fully operational during 2011 and 2012 and other	(357,067)
Total	$(174,775)

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.4 million decrease in property operating expenses relates primarily to a decrease in bad debt expense, due to a general improvement in the condition of our receivables.

Real estate taxes decreased $0.4 million, or 10.0%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$14,477
Properties acquired subsequent to March 31, 2011	30,666
Properties under redevelopment during 2011 and/or 2012	20,667
Properties fully operational during 2011 and 2012 and other	(418,588)
Total	$(352,778)

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.4 million decrease in real estate taxes was primarily due to lower assessments at two of our operating properties.  The majority of increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.4 million, or 30%, due to an increase in certain public company and legal costs and personnel costs.

Depreciation and amortization expense increased $0.9 million, or 9.1%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$187,363
Properties acquired subsequent to March 31, 2011	280,898
Properties under redevelopment during 2011 and/or 2012	397,124
Properties fully operational during 2011 and 2012 and other	10,207
Total	$875,592

The overall increase of $0.9 million in depreciation and amortization expense was due to the following significant items:

•
An increase of $0.6 million related to accelerated depreciation related to the demolition of  a portion of the Four Corner Square redevelopment.A redevelopment plan for this property was finalized during the first quarter of 2012, resulting in a reduction of theuseful lives of certain assets that were scheduled to be demolished.

•	An increase of $0.6 million related to tenants opening at recently completed development and redevelopmentproperties including Cobblestone Plaza, Rivers Edge, and Eddy Street Commons.

•
An increase of $0.7 million related to accelerated depreciation related to the demolition of a portion of the Rangeline Crossing (formerly The Centre) redevelopment.  A redevelopment plan for this property was finalized during the second quarter of 2012, resulting in a reduction of the useful lives of certain assets that were scheduled to be demolished.

•
A decrease of $1.1 million related to Oleander Place reflecting accelerated depreciation and amortization expenserecorded for the three months ended June 30, 2011 as development plans were finalized during that period.

Interest expense increased $0.9 million, or 16%.  This increase was primarily due to the Cobblestone Plaza and Rivers Edge properties being transitioned to the operating portfolio.  All of these properties were under various stages of construction during 2011.  In addition, the Company’s average debt balance for the three months ended June 30, 2012 increased over the same period of the prior year.

The Company had income related to discontinued operations of $0.1 million for the three months ended June 30, 2012 compared to income of $0.1 million for the three months ended June 30, 2011.  In June 2012, the Company sold South Elgin Commons in South Elgin, Illinois for a consolidated net gain of $0.1 million.

Comparison of Operating Results for the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

The following table reflects our consolidated statements of operations for the six months ended June 30, 2012 and 2011 (unaudited):

	2012	2011	Net change 2011 to 2012
Revenue:
Rental income (including tenant reimbursements)	$48,728,145	$45,499,131	$3,229,014
Other property related revenue	2,070,881	2,302,593	(231,712)
Construction and service fee revenue	98,017	86,520	11,497
Total revenue	50,897,043	47,888,244	3,008,799
Expenses:
Property operating	8,868,994	9,168,549	(299,555)
Real estate taxes	6,823,906	6,742,327	81,579
Cost of construction and service	174,463	164,167	10,296
General, administrative, and other	3,666,807	3,262,370	404,437
Litigation charge	1,289,446	—	1,289,446
Depreciation and amortization	19,917,406	18,506,263	1,411,143
Total Expenses	40,741,022	37,843,676	2,897,346
Operating income	10,156,021	10,044,568	111,453
Interest expense	(12,874,350)	(11,055,845)	(1,818,505)
Income tax benefit (expense) of taxable REIT subsidiary	(7,390)	46,833	(54,223)
(Loss) income from unconsolidated entities	(11,148)	4,595	(15,743)
Other income	85,963	142,620	(56,657)
Loss from continuing operations	(2,650,904)	(817,229)	(1,833,675)
Discontinued operations:
Discontinued operations	173,924	143,986	29,938
Gain on sale of operating property, net of tax expense	5,245,880	—	5,245,880
Income from discontinued operations	5,419,804	143,986	5,275,818
Consolidated net income (loss)	2,768,900	(673,243)	3,442,143
Net (income) loss attributable to noncontrolling interests	(1,825,799)	353,039	(2,178,838)
Net income (loss) attributable to Kite Realty Group Trust	943,101	(320,204)	1,263,305
Dividends on preferred shares	(3,691,876)	(2,887,500)	(804,376)
Net loss attributable to common shareholders	$(2,748,775)	$(3,207,704)	$458,929

Rental income (including tenant reimbursements) increased $3.2 million, or 7.1%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$1,108,975
Properties acquired in 2011 and 2012	656,472
Properties under redevelopment during 2011 and/or 2012	818,729
Properties fully operational during 2011 and 2012 and other	644,838
Total	$3,229,014

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.6 million increase in rental income is primarily attributable to improved occupancy levels, improvement in rental rates, and meeting co-tenancy requirements due to leasing activity. The leased percentage of the retail operating portfolio was 93.0% as of June 30, 2012, which was the same as of June 30, 2011.  In addition as noted below, the increase in minimum rent was offset by decreases in reimbursable expenses, notably snow removal, which resulted in decreased tenant reimbursement revenue.  For the total portfolio and excluding the effect of parking operations, the overall recovery ratio for reimbursable expenses was 74.7% for the six months ended June 30, 2012 compared to 72.7% for the six months ended June 30, 2011.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue decreased $0.2 million, or 10%, primarily as a result of lower lease termination fee revenue of $0.8 million partially offset by improved parking revenue of $0.1 million and gains on land sales of $0.5 million.

Property operating expenses decreased $0.3 million, or 3.3%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$49,865
Properties acquired in 2011 and 2012	140,608
Properties under redevelopment during 2011 and/or 2012	114,319
Properties fully operational during 2011 and 2012 and other	(604,347)
Total	$(299,555)

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.6 million decrease in property operating expenses relates primarily to a decrease in snow removal expense of $0.8 million partially offset by increases in legal costs.

Real estate taxes increased $0.1 million, or 1.2%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$26,600
Properties acquired in 2011 and 2012	86,286
Properties under redevelopment during 2011 and/or 2012	168,701
Properties fully operational during 2011 and 2012 and other	(200,008)
Total	$81,579

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.2 million decrease in real estate taxes was primarily due to lower assessments at two of our operating properties.  The majority of increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.4 million, or 12.4%, due to an increase in certain public company and personnel costs.

The Company recorded a litigation charge of $1.3 million for the six months ended June 30, 2012.  This relates to the damages and attorneys’ fees related to the Interim Order.  See additional discussion in Note 4 to the consolidated financial statements.

Depreciation and amortization expense increased $1.4 million, or 7.6%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$305,600
Properties acquired in 2011 and 2012	(1,126,870)
Properties under redevelopment during 2011 and/or 2012	1,978,377
Properties fully operational during 2011 and 2012 and other	254,036
Total	$1,411,143

The overall increase of $1.4 million was due to the following significant items:

•
An increase of $1.3 million related to accelerated depreciation for a portion of Four Corner Square redevelopment.  A redevelopment plan for this property was finalized during the first quarter of 2012, resulting in a reduction of the useful lives of certain assets that were scheduled to be demolished.

•	An increase of $0.7 million related to tenants opening at recently completed development and redevelopment properties including Cobblestone Plaza, Rivers Edge, and Eddy Street Commons.

•	An increase of $0.4 million related to the acquisitions of Lithia Crossing and Cove Center.

•
An increase of $0.7 million related to accelerated depreciation for a portion of the Rangeline Crossing (formerly The Centre) redevelopment.  A redevelopment plan for this property was finalized during the second quarter of 2012, resulting in a reduction of the useful lives of certain assets that were scheduled to be demolished.

•
A decrease of $1.6 million related to Oleander Place reflecting accelerated depreciation and amortization expense recorded for the six months ended June 30, 2011 as develpments plans were finalized during that period.

Interest expense increased $1.8 million, or 16%.  This increase was primarily due to Cobblestone Plaza and Rivers Edge being transitioned to the operating portfolio.  All of these properties were under various stages of construction during 2011.  In addition, the Company’s average debt balance for the six months ended June 30, 2012 increased over the same period of the prior year.

The Company had income related to discontinued operations of $5.4 million for the six months ended June 30, 2012 compared to income of $0.1 million for the six months ended June 30, 2011.  In February 2012, the Company and its joint venture partner sold Gateway Shopping Center in Marysville, Washington for a consolidated gain of $5.2 million.  In June 2012, the Company sold South Elgin Commons in South Elgin, Illinois for a consolidated net gain of $0.1 million.

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

Our Principal Capital Resources

 For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 30.  In addition to cash generated from operations, we discuss below our other principal capital resources.

In the second quarter of 2012, the Company entered into a new $125 million Term Loan.  The Term Loan is scheduled to mature on April 30, 2019 with an interest rate of LIBOR plus 210 to 310 basis points, depending on the Company’s leverage.  The Company utilized the proceeds of the Term Loan to retire the Company’s upcoming debt maturities including loans secured by Rivers Edge, Cobblestone Plaza, Estero Town Commons, Tarpon Bay Plaza (formerly Tarpon Springs Plaza), and Fox Lake Crossing.  The remaining proceeds were utilized to partially pay down the Company’s unsecured revolving credit facility.  On May 4, 2012, the Company entered into a forward-starting interest rate swap that fixed the LIBOR rate on $125 million of variable rate debt at 1.52%.  As of June 30, 2012, the composite rate was 4.12%, based on the Company’s leverage.

In addition, on April 30, 2012, the Company amended its unsecured revolving credit agreement.  The amended terms include an extension of the maturity date to April 30, 2016, which maturity may be extended for an additional year at the Company’s option subject to certain conditions, and a reduction in the interest rate to LIBOR plus 190 to 290 basis points, depending on the Company’s leverage.  The amended facility has a fee of 25 to 35 basis points on unused borrowings.  The amount that the Company may borrow under the amended facility is based on the value of assets in its unencumbered property pool.

As of June 30, 2012, the unencumbered property pool consisted of 57 properties and other assets, of which 53 were wholly-owned and used as collateral under the unsecured credit facility and four were owned through joint ventures.  As of June 30, 2012, $114.1 million was drawn under the unsecured facility.  In addition, the Company had outstanding letters of credit totaling $4.3 million.  As of June 30, 2012, there were no amounts advanced against these instruments. The amount that we may borrow under the unsecured facility and Term Loan is based on the value of assets in our unencumbered property pool and, as of June 30, 2012, the maximum that may be drawn was $286.6 million; as a result, the amount available to us for future draws under the unsecured facility was approximately $43 million.  For more information regarding the terms and conditions of the unsecured facility, including interest rates, applicable financial and other covenants and our ability to make distributions, see the discussion in our Current Report on Form 8-K filed on May 4, 2012.

We were in compliance with all applicable financial covenants under the unsecured facility as of June 30, 2012.

In addition to the unsecured facility, we have a separate $4.3 million revolving line of credit that is secured by the anchor tenant at our Fishers Station property.  There are no amounts outstanding under this line of credit as of June 30, 2012.

Subsequent to the end of the quarter, the Company closed on a $23 million construction loan for its Four Corner square redevelopment property.  The loan bears interest at LIBOR plus 225 basis points and has a three-year term with an option to extend for an additional two years.

Also subsequent to the end of the quarter, the Company closed on a $37.5 million construction for its Holly Springs Towne Center development property.  The loan has a term of three years with a two-year extension option and bears interest at LIBOR plus 250 basis points, which decreases to LIBOR plus 225 basis points after the completion of construction.

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

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of June 30, 2012, we had a total of $11.1 million of property-level debt with scheduled maturity dates over the next 12 months (excluding scheduled principal payments).  We are in discussions with long-term financing sources to enable us to repay, refinance, or extend the maturity date of these loans.  We may also seek to access funds available under our credit facility, to access the capital markets, including common or preferred shares, to raise proceeds to repay a portion of this debt, or to sell the properties securing the loans.

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

Our total indebtedness due to mature over the next twelve months is comprised of the following:

Amounts due during the three months ended, excluding scheduled principal payments:
	September 30 2012	December 31 2012	March 31 2013	June 30 2013	Total
Mortgage Debt - Fixed Rate	$—	$—	$4,112,393	$—	$4,112,393
Mortgage Debt - Variable Rate	—	—	—	—	—
Construction Loans	—	—	—	7,000,000	7,000,000
Corporate Debt	—	—	—	—	—
Total	$—	$—	$4,112,393	$7,000,000	$11,112,393

See also “Debt Maturities,” on page 30.

Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common and preferred shareholders and to persons who hold units in our Operating Partnership, and recurring capital expenditures. In June 2012, our Board declared a quarterly cash distribution of $0.06 per common share and common operating partnership unit (or $4.3 million) for the quarter ended June 30, 2012.  In May 2012, our Board declared a quarterly cash distribution of $0.515625 per preferred share (or $2.1 million) for the period from March 2, 2011 to June 1, 2012.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from period to period.  During the three and six months ended June 30, 2012, we incurred $0.4 million and $0.6 million, respectively, of costs for recurring capital expenditures on operating properties and also incurred $0.9 million and $1.7 million, respectively, of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $10 million to $11 million of additional major tenant improvements and renovation costs within the next twelve months at several of our operating and redevelopment properties.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured credit facility.  In certain circumstances, we may seek to place specific construction financing on the in-process redevelopment projects.

As of June 30, 2012, we had seven in-process development or redevelopment projects.  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $203 million, of which $100 million had been incurred as of June 30, 2012.  We currently anticipate incurring the remaining $103 million of costs over the next twelve month.  We believe we currently have sufficient financing in place to fund the projects and expect to do so primarily through existing or new construction loans.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Future Redevelopment Properties. As of June 30, 2012, two of our properties (Bolton Plaza and Courthouse Shadows) were undergoing preparation for redevelopment including leasing activity.  We currently anticipate our total investment in these redevelopment projects will be approximately $8.2 million, of which $4 million had been incurred as of June 30, 2012; however, this amount may increase as redevelopment plans are finalized.  We believe we currently have sufficient financing in place to fund our investment in the these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Future Development Properties. In addition to our in-process developments, we have a future development pipeline, which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of June 30, 2012, this future development pipeline consisted of three projects that are expected to contain approximately 1.1 million square feet of total leasable area. We currently anticipate the total estimated cost of these projects will be approximately $198 million, of which our share is currently expected to be approximately $90 million.  Of the $198 million, approximately $96 million had been incurred as of June 30, 2012.   Although we intend to develop these properties, we are not contractually obligated to complete any of these future developments.  With respect to each future development project, our policy is not to commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  We intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured revolving credit facility, if necessary.

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

Debt Maturities

The table below presents scheduled principal repayments (including scheduled principal payments) on mortgage and other indebtedness (including our share of unconsolidated debt) as of June 30, 2012.

	Annual Principal Payments	Term Maturity	Total
2012	$2,623,353	$—	$2,623,353
20131	5,483,183	24,603,490	30,086,673
2014	5,300,844	52,260,923	57,561,767
2015	5,112,791	40,213,029	45,325,820
2016	4,312,359	124,744,612	129,056,971
Thereafter	11,517,180	382,192,847	393,710,027
	$34,349,710	$624,014,901	$658,364,611
Unamortized Premiums			76,816
Total			$658,441,427

____________________
1	Includes our $5.8 million share of the Parkside Town Commons construction loan.

Cash Flows

As of June 30, 2012, we had cash and cash equivalents (including our pro-rata share of unconsolidated joint ventures’ cash) on hand of $8.8 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Cash provided by operating activities was $11.2 million for the six months ended June 30, 2012, a decrease of $3.8 million from the same period of 2011.  The decrease was primarily due to an increase in real estate tax payments and the collection of a termination fee during the six months ended June 30, 2011 with no comparable activity during the six months ended June 30, 2012. This decrease was partially offset by a continued improvement in operating results.

Cash provided by investing activities was $6.7 million for the six months ended June 30, 2012, as compared to cash used in investing activities of $48.3 million in the same period of 2011.  Highlights of significant cash sources and uses are as follows:
•
Net proceeds of $57.0 million related to the sales of the Gateway Shopping Center operating property, South Elgin Commons operating property, and land at our Broadstone Station future development, Beacon Hill operating property, and Zionsville Place operating property;

•
Acquisitions of Cove Center in June 2012 for net cash out flow of $20.8 million as compared to the cash out flow of $16.4 million in the same period of 2011 for the acquisitions of Oleander Place and Lithia Crossing;

•
Increase in capital expenditures, net of $3.2 million as construction was ongoing at Delray Marketplace, Oleander Place, Four Corner Square, and Holly Springs Towne Center (formerly New Hill Place); and

•	Decrease in contributions of $5.8 million to Parkside Town Commons.

Cash used in financing activities was $19.6 million for the six months ended June 30, 2012, compared to cash provided by financing activities of $25.5 million in the same period of 2011.  Highlights of significant cash sources and uses in 2012 are as follows:
•	A draw of $25.0 million was made on the unsecured revolving credit facility that was primarily utilized to retire the $24.7 million fixed rate loan that was secured by Cedar Hill Plaza;
•
In March 2012, we issued 1.3 million shares of Series A Cumulative Redeemable Perpetual Preferred Shares for net proceeds of $31.3 million.  A repayment of $30.0 million was made on the unsecured revolving credit facility from the net proceeds of the offering

•
On April 30, 2012, the Company entered into a new $115 million Term Loan.  On May 18, 2012, the Company increased the Term Loan by $10 million to $125 million.  The Company utilized the proceeds of $125 million to retire the Company’s upcoming debt maturities including loans secured by Rivers Edge, Cobblestone Plaza, Estero Town Commons, Tarpon Bay Plaza (formerly Tarpon Springs Plaza), and Fox Lake Crossing and the remaining proceeds were utilized to partially pay down the Company’s unsecured revolving credit facility.

•	For the six months ended June 30, 2012, we issued 184,200 common shares pursuant to the Company’s Equity Distribution Agreements, which generated net proceeds of $0.8 million.
•	In June 2012, a draw of $22.0 million was made on the unsecured revolving credit facility that was primarily utilized to fund the acquisition of Cove Center;
•
Draws of $15.0 million were made on construction loans related to Cobblestone Plaza, Delray Marketplace, Rivers Edge, South Elgin Commons, and Zionsville Walgreens to fund development and redevelopment activity.

•	The Company retired the $20.4 million variable rate loan secured by Gateway Shopping Center utilizing a portion of the sales proceeds from the sale of this operating property;
•	The Company retired the $15.4 million construction loan secured by South Elgin Commons utilizing a portion of the sales proceeds from the sale of this operating property;
•	Distributions of $1.6 million to our partners in consolidated joint ventures. The majority of this relates to our partner’s share of net proceeds from the sale of Gateway Shopping Center.
•	Distributions to common shareholders and operating partnership unitholders of $8.6 million; and
•	Distributions to preferred shareholders of $3.5 million.

Funds From Operations

Funds From Operations (“FFO”), is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (NAREIT), which we refer to as the White Paper. The White Paper defines FFO as consolidated net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales and impairments of depreciated property, less preferred dividends, plus depreciation and amortization, and after adjustments for third-party shares of appropriate items.

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales and impairment of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for accelerated amortization of deferred financing fees and for a litigation charge recorded in the first quarter of 2012.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of adjusted FFO provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO should not be considered as an alternative to consolidated net income (loss) (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs.

Our calculation of FFO (and reconciliation to consolidated net income or loss, as applicable) and adjusted FFO for the three and six months ended June 30, 2012 and 2011 (unaudited) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Consolidated net (loss) income	$(874,858)	$104,068	$2,768,900	$(673,243)
Less dividends on preferred shares	(2,114,063)	(1,443,750)	(3,691,876)	(2,887,500)
Less net income attributable to noncontrolling interests in properties	(49,644)	(25,189)	(76,414)	(41,775)
Less gain on sale of operating property, net of tax expense	(93,891)	—	(5,245,880)	—
Add depreciation and amortization, net of noncontrolling interests	10,607,051	9,769,016	20,324,359	18,866,602
Funds From Operations of the Kite Portfolio1	7,474,595	8,404,145	14,079,089	15,264,084
Less redeemable noncontrolling interests in Funds From Operations	(798,279)	(916,052)	(1,524,773)	(1,670,645)
Funds From Operations allocable to the Company1	$6,676,316	$7,488,093	$12,554,316	$13,593,439

Funds From Operations of the Kite Portfolio 1	$7,474,595	$8,404,145	$14,079,089	$15,264,084
Add back Accelerated amortization of deferred financing fees	500,028	—	500,028	—
Add back Litigation charge	—	—	1,289,446	—
Adjusted Funds From Operations of the Kite Portfolio 1	$7,974,623	$8,404,145	$15,868,563	$15,264,084

____________________
1
“Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of our Operating Partnership’s real estate properties and subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that in our opinion have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our operating and future development properties, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed below.  As of June 30, 2012, we owned a 40% interest in this joint venture which, under the current terms thereof, will be reduced to 20% upon project specific construction financing.

As of June 30, 2012, our share of unconsolidated joint venture indebtedness was $5.8 million.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of June 30, 2012, the Operating Partnership had guaranteed its $5.8 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.   Our partner in this joint venture also guarantees its share of the joint venture’s debt.   Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

Contractual Obligations

Except with respect to our debt maturities as discussed on page 30, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.  See “Debt Maturities” on page 30.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $652.7 million of outstanding consolidated indebtedness as of June 30, 2012 (inclusive of net premiums on acquired debt of $0.1 million). As of this date, we were party to various consolidated interest rate hedge agreements totaling $154.5 million, with maturities over various terms from 2016 through 2019.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been $492.1 million (75%) and $166.3 million (25%), respectively, of our total consolidated indebtedness at June 30, 2012.  Including our $5.8 million share of unconsolidated variable debt and the effect of related hedge agreements, our fixed and variable rate debt is 75% and 25%, respectively, of the total of consolidated and our share of unconsolidated indebtedness at June 30, 2012.

Based on the amount of our fixed rate debt at June 30, 2012, a 100 basis point increase in market interest rates would result in a decrease in its fair value of $16.1 million. A 100 basis point change in interest rates on our variable rate debt as of June 30, 2012 would change our annual cash flow by $1.7 million.   Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is party to various legal proceedings, which arise in the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
3.1	First Amended and Restated Bylaws of Kite Realty Group Trust	Filed herewith

10.1
Term Loan Agreement, dated as of April 30, 2012, by and among the Operating Partnership, the Company, KeyBank National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, the Huntington National Bank, as Documentation Agent, Keybanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

10.2	Guaranty, dated as of April 30, 2012, by the Company and certain subsidiaries of the Operating Partnership party thereto.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

10.3
First Amendment to Second Amended and Restated Credit Agreement, dated as of April 30, 2012, by and among the Operating Partnership, the Company, certain subsidiaries of the Operating Partnership party thereto, KeyBank National Association, as Administrative Agent, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

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

KITE REALTY GROUP TRUST

August 6, 2012	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 6, 2012	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	First Amended and Restated Bylaws of Kite Realty Group Trust	Filed herewith

10.1
Term Loan Agreement, dated as of April 30, 2012, by and among the Operating Partnership, the Company, KeyBank National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, the Huntington National Bank, as Documentation Agent, Keybanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

10.2	Guaranty, dated as of April 30, 2012, by the Company and certain subsidiaries of the Operating Partnership party thereto.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

10.3
First Amendment to Second Amended and Restated Credit Agreement, dated as of April 30, 2012, by and among the Operating Partnership, the Company, certain subsidiaries of the Operating Partnership party thereto, KeyBank National Association, as Administrative Agent, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

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