Form 10-Q
period 2012-09-30
KITE REALTY GROUP TRUST
filed 2012-11-07
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of Common Shares outstanding as of November 1, 2012 was 77,724,069 ($.01 par value)

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

Part I. FINANCIAL INFORMATION
Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets:
Investment properties, at cost:
Land	$232,080,553	$238,129,092
Land held for development	35,979,859	36,977,501
Buildings and improvements	856,019,174	845,173,680
Furniture, equipment and other	4,246,598	5,474,403
Construction in progress	182,944,921	147,973,380
	1,311,271,105	1,273,728,056
Less: accumulated depreciation	(191,817,602)	(178,006,632)
Net real estate investments	1,119,453,503	1,095,721,424
Cash and cash equivalents	9,933,628	10,042,450
Tenant receivables, including accrued straight-line rent of $11,901,933 and $11,398,347, respectively, net of allowance for uncollectible accounts	20,017,069	20,413,671
Other receivables	4,099,847	2,978,225
Investments in unconsolidated entities, at equity	22,326,140	21,646,443
Escrow and other deposits	9,858,541	9,424,986
Deferred costs, net	32,921,069	31,079,129
Prepaid and other assets	2,478,611	1,959,790
Total Assets	$1,221,088,408	$1,193,266,118

Liabilities and Equity:
Mortgage and other indebtedness	$680,364,034	$689,122,933
Accounts payable and accrued expenses	57,679,100	36,048,324
Deferred revenue and other liabilities	15,936,648	12,636,228
Total Liabilities	753,979,782	737,807,485
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	34,383,098	41,836,613
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 and 2,800,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	102,500,000	70,000,000
Common Shares, $.01 par value, 200,000,000 shares authorized, 65,604,233 shares and 63,617,019 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	656,042	636,170
Additional paid in capital and other	457,308,978	449,763,528
Accumulated other comprehensive loss	(5,609,383)	(1,524,095)
Accumulated deficit	(126,913,745)	(109,504,068)
Total Kite Realty Group Trust Shareholders' Equity	427,941,892	409,371,535
Noncontrolling Interests	4,783,636	4,250,485
Total Equity	432,725,528	413,622,020
Total Liabilities and Equity	$1,221,088,408	$1,193,266,118

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Minimum rent	$19,439,584	$17,887,595	$56,885,392	$52,329,925
Tenant reimbursements	5,079,911	4,602,449	14,775,601	14,077,871
Other property related revenue	858,676	851,855	2,945,725	3,153,517
Construction and service fee revenue	52,531	180,299	150,548	266,820
Total revenue	25,430,702	23,522,198	74,757,266	69,828,133
Expenses:
Property operating	4,191,874	4,261,465	12,837,821	13,195,006
Real estate taxes	3,282,788	3,296,603	9,868,588	9,764,912
Cost of construction and services	77,901	135,816	252,364	299,982
General, administrative, and other	1,647,116	1,401,475	5,261,293	4,661,059
Acquisition costs	108,169	—	179,102	49,968
Litigation charge	—	—	1,289,446	—
Depreciation and amortization	11,244,270	8,283,440	30,720,823	26,328,902
Total expenses	20,552,118	17,378,799	60,409,437	54,299,829
Operating income	4,878,584	6,143,399	14,347,829	15,528,304
Interest expense	(6,481,825)	(6,131,103)	(19,164,454)	(17,000,667)
Income tax benefit (expense) of taxable REIT subsidiary	13,385	(119,561)	5,995	(72,728)
Income from unconsolidated entities	102,623	239,852	91,475	244,447
Other income	22,688	40,825	108,627	183,415
(Loss) income from continuing operations	(1,464,545)	173,412	(4,610,528)	(1,117,229)
Discontinued operations:
Discontinued operations	293,552	568,823	962,556	1,186,223
(Loss) gain on sale of operating properties, net of tax expense	(65,312)	—	5,180,568	—
Income from discontinued operations	228,240	568,823	6,143,124	1,186,223
Consolidated net (loss) income	(1,236,305)	742,235	1,532,596	68,994
Net loss (income) attributable to noncontrolling interests	312,208	57,931	(1,513,591)	410,968
Net (loss) income attributable to Kite Realty Group Trust	$(924,097)	$800,166	$19,005	$479,962
Dividends on preferred shares	(2,114,063)	(1,443,750)	(5,805,939)	(4,331,250)
Net loss attributable to common shareholders	$(3,038,160)	$(643,584)	$(5,786,934)	$(3,851,288)

Net loss per common share - basic & diluted:
Loss from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.05)	$(0.02)	$(0.15)	$(0.08)
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	0.00	0.01	0.06	0.02
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.05)	$(0.01)	$(0.09)	$(0.06)

Weighted average common shares outstanding - basic and diluted	64,780,540	63,567,964	64,171,770	63,508,337

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Net loss attributable to Kite Realty Group Trust common shareholders:
Loss from continuing operations	$(3,243,747)	$(1,150,140)	$(9,416,614)	$(4,907,566)
Income from discontinued operations	205,587	506,556	3,629,680	1,056,278
Net loss attributable to Kite Realty Group Trust common shareholders	$(3,038,160)	$(643,584)	$(5,786,934)	$(3,851,288)

Consolidated net (loss) income	$(1,236,305)	$742,235	$1,532,596	$68,994
Change in fair value of derivatives	(1,442,038)	(196,590)	(4,473,848)	1,522,021
Total comprehensive (loss) income	(2,678,343)	545,645	(2,941,252)	1,591,015
Comprehensive loss (income) attributable to noncontrolling interests	373,155	79,447	(1,125,031)	242,011
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(2,305,188)	$625,092	$(4,066,283)	$1,833,026

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)

						Accumulated
						Other
	Preferred Shares		Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Total

Balances, December 31, 2011	2,800,000	$70,000,000	63,617,019	$636,170	$449,763,528	$(1,524,095)	$(109,504,068)	$409,371,535
Proceeds of preferred share offering, net	1,300,000	32,500,000	—	—	(1,179,704)	—	—	31,320,296
Issuance of common shares, net	—	—	618,589	6,186	2,983,538	—	—	2,989,724
Common shares issued under employee share purchase plan	—	—	3,771	38	17,566	—	—	17,604
Stock compensation activity	—	—	264,140	2,641	696,533	—	—	699,174
Other comprehensive loss	—	—	—	—	—	(4,085,288)	—	(4,085,288)
Distributions declared to common shareholders	—	—	—	—	—	—	(11,622,743)	(11,622,743)
Distributions to preferred shareholders	—	—	—	—	—	—	(5,805,939)	(5,805,939)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	19,005	19,005
Exchange of redeemable noncontrolling interests for common shares	—	—	1,100,714	11,007	5,806,299	—	—	5,817,306
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	(778,782)	—	—	(778,782)
Balances, September 30, 2012	4,100,000	$102,500,000	65,604,233	$656,042	$457,308,978	$(5,609,383)	$(126,913,745)	$427,941,892

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Consolidated net income	$1,532,596	$68,994
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entities	(91,475)	(244,447)
Straight-line rent	(1,772,028)	(1,906,932)
Depreciation and amortization	33,395,223	28,973,830
Gain on sale of operating properties, net of tax expense	(5,180,568)	—
Provision for credit losses	602,159	965,080
Compensation expense for equity awards	416,122	384,317
Amortization of debt fair value adjustment	(70,996)	(323,143)
Amortization of in-place lease liabilities	(1,419,081)	(1,931,572)
Distributions of income from unconsolidated entities	91,475	212,501
Changes in assets and liabilities:
Tenant receivables	(109,708)	950,033
Deferred costs and other assets	(6,503,262)	(10,146,259)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(180,121)	4,149,222
Net cash provided by operating activities	20,710,336	21,151,624
Cash flows from investing activities:
Acquisitions of interests in properties	(27,921,162)	(16,368,190)
Capital expenditures, net	(68,798,572)	(50,297,517)
Net proceeds from operating property sales	61,763,940	—
Change in construction payables	18,657,339	5,839,650
Note receivable from joint venture partner	—	125,780
Distributions from unconsolidated entities	283,525	—
Contributions to unconsolidated entities	(150,000)	(8,228,277)
Net cash used in investing activities	(16,164,930)	(68,928,554)
Cash flows from financing activities:
Common share issuance proceeds, net of issuance costs	3,014,368	(146,418)
Preferred share issuance proceeds, net of issuance costs	31,320,296	—
Acquisition of noncontrolling interest in Rangeline Crossing	—	(1,696,542)
Loan proceeds	223,586,699	175,635,744
Loan transaction costs	(2,056,982)	(4,103,267)
Loan payments	(240,360,736)	(110,476,540)
Distributions paid – common shareholders	(11,502,460)	(11,429,680)
Distributions paid - preferred shareholders	(5,582,500)	(4,251,042)
Distributions paid – redeemable noncontrolling interests	(1,409,430)	(1,414,415)
Distributions to noncontrolling interests in properties	(1,663,483)	(494,016)
Net cash (used in) provided by financing activities	(4,654,228)	41,623,824
Net change in cash and cash equivalents	(108,822)	(6,153,106)
Cash and cash equivalents, beginning of period	10,042,450	15,394,528
Cash and cash equivalents, end of period	$9,933,628	$9,241,422

Non-cash investing and financing activities
Settlement of loan in acquisition of noncontrolling interest in Rangeline Crossing	—	578,200
Assumption of mortgage upon acquisition of 12th Street Plaza, including fair market value of debt premium of $193,291.	8,086,135	—

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, redevelopment and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  At September 30, 2012, the Company owned interests in 60 properties (consisting of 53 retail operating properties, five retail properties under redevelopment and two commercial operating properties). As of this date, the Company also had two in-process retail development properties.  In addition as of this date, the Company also had one retail operating property and two commercial properties that were classified as held for sale as of September 30, 2012.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2011 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

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

As of September 30, 2012, the Company had investments in three joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $32.1 million which is secured by assets of the VIEs with net book values totaling $88.3 million.  The Operating Partnership guarantees the debt of these VIEs; however, the VIEs could sell the properties before the performance under a guarantee would be required.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it exercises significant influence over, but does not control, operating and financial policies.  These investments are recorded initially at cost and subsequently adjusted for equity in earnings and contributions and distributions.

Parkside Town Commons

The Company owns a noncontrolling interest in one land parcel (Parkside Town Commons), currently undergoing pre-development activities,  which is accounted for under the equity method. Parkside Town Commons (Parkside) is owned through a joint venture agreement with Prudential Real Estate Investors (“PREI”).  This joint venture currently exists with the purpose of developing, constructing, leasing, and managing a community shopping center in Cary, North Carolina.  As of September 30, 2012, the Company owned a 40% interest in the joint venture.  The Company has determined that Parkside is a VIE and that the Company is not the primary beneficiary.  All significant decisions for the joint venture, including those decisions that most significantly impact its economic performance, require approval of both partners.

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

Noncontrolling Interests

The Company reports its noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to the noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011
Noncontrolling interests balance January 1	$4,250,485	$6,914,264
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	2,196,634	62,824
Acquisition of noncontrolling interest in Rangeline Crossing	—	(2,244,332)
Distributions to noncontrolling interests	(1,663,483)	(494,016)
Noncontrolling interests balance at September 30	$4,783,636	$4,238,740

The Company classifies redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because the Company may be required to pay cash to unitholders upon redemption of their interests in the Operating Partnership under certain circumstances.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of December 31, 2011, the redemption value of the redeemable noncontrolling interests did not exceed the historical book value, so no adjustment was necessary.  As of September 30, 2012, the redemption value of the redeemable noncontrolling interests did exceed the historical book value, and the balance was adjusted to redemption value.

The redeemable noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011
Redeemable noncontrolling interests balance January 1	$41,836,613	$44,115,028
Net loss allocable to redeemable noncontrolling interests	(683,044)	(473,793)
Accrued distributions to redeemable noncontrolling interests	(1,343,387)	(1,412,850)
Other comprehensive (loss) income allocable to redeemable noncontrolling interests 1	(388,560)	168,957
Exchange of redeemable noncontrolling interest for common stock	(5,817,306)	(156,000)
Adjustment to redeemable noncontrolling interests - operating partnership	778,782	(299,893)
Redeemable noncontrolling interests balance at September 30	$34,383,098	$41,941,449

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The following sets forth accumulated other comprehensive loss allocable to noncontrolling interests for the nine months ended September 30, 2012 and 2011:

	2012	2011
Accumulated comprehensive loss balance at January 1	$(187,885)	$(359,798)
Other comprehensive (loss) income allocable to redeemable noncontrolling interests 1	(388,560)	168,957
Accumulated comprehensive loss balance at September 30	$(576,445)	$(190,841)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The Company allocates net operating results of the Operating Partnership after preferred dividends and noncontrolling interest in the consolidated properties based on the partners’ respective weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the limited partners’ weighted average interests in the Operating Partnership for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Company’s weighted average basic interest in Operating Partnership	90.0%	89.0%	89.4%	89.0%
Limited partners' redeemable noncontrolling weighted average basic interests in Operating Partnership	10.0%	11.0%	10.6%	11.0%

At September 30, 2012, the Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership were 90.7% and 9.3%.

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

Potentially dilutive securities include outstanding common share options, units in the Operating Partnership, which may be exchanged for either cash or common shares, at the Company’s option, under certain circumstances, and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net loss attributable to common shareholders for the three and nine months ended September 30, 2012 and 2011, the potentially dilutive securities were not dilutive for those periods.

Approximately 1.7 million outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive for the three and nine months ended September 30, 2012 and 2011.

Note 4.  Litigation Charge

In the first quarter of 2012, the Company accrued a charge of $1.3 million related to a claim by a former tenant.  This amount is reflected in the statement of operations for the nine months ended September 30, 2012 and has been paid, releasing the Company from the claim.

Note 5. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at September 30, 2012 and December 31, 2011:

	Balance at
	September 30, 2012	December 31, 2011
Unsecured revolving credit facility	$113,574,200	$134,686,200
Unsecured term loan	125,000,000	—
Notes payable secured by properties under construction - variable rate	44,838,061	82,454,406
Mortgage notes payable - fixed rate	344,214,963	375,615,005
Mortgage notes payable - variable rate	52,498,461	96,251,268
Net premiums on acquired debt	238,349	116,054
Total mortgage and other indebtedness	$680,364,034	$689,122,933

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at September 30, 2012, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$344,214,963	5.1	5.77%	51%
Floating rate debt (hedged)	154,417,398	6.1	4.13%	23%
Total fixed rate debt, considering hedges	498,632,361	5.4	5.26%	74%
Notes payable secured by properties under construction - variable rate	44,838,061	2.1	2.72%	7%
Other variable rate debt	291,072,661	5.2	2.74%	42%
Floating rate debt (hedged)	(154,417,398)	-6.1	-2.68%	-23%
Total variable rate debt, considering hedges	181,493,324	3.5	2.80%	26%
Net premiums on acquired debt	238,349	N/A	N/A	N/A
Total debt	$680,364,034	4.9	4.59%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.

Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 125 to 340 basis points.  At September 30, 2012, the one-month LIBOR interest rate was 0.21%.  Fixed interest rates on mortgage loans range from 5.42% to 6.78%.

Unsecured Revolving Credit Facility and Unsecured Term Loan

In the second quarter of 2012, the Company entered into a new $125 million unsecured term loan (the “Term Loan”).  The Term Loan is scheduled to mature on April 30, 2019 with an interest rate of LIBOR plus 210 to 310 basis points, depending on the Company’s leverage.  The Company utilized the proceeds of the Term Loan to retire the Company’s upcoming debt maturities including loans secured by Rivers Edge, Cobblestone Plaza, Estero Town Commons, Tarpon Bay Plaza (formerly Tarpon Springs Plaza), and Fox Lake Crossing with the remaining proceeds utilized to pay down the Company’s unsecured revolving credit facility.

On May 4, 2012, the Company entered into a forward-starting interest rate swap that fixed the LIBOR rate on $125 million of variable rate debt at 1.52%.  As of September 30, 2012, the effective composite rate is 4.13%, based on the Company’s leverage.

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

As of September 30, 2012, the unencumbered property pool consisted of 54 properties and other assets, of which 50 were wholly-owned by subsidiaries which are guarantors under the unsecured revolving credit facility and the Term Loan.  As of September 30, 2012, $113.6 million was outstanding under the unsecured revolving credit facility.  In addition, the Company had letters of credit outstanding which totaled $3.9 million.  As of September 30, 2012, there were no amounts advanced against these instruments. The amount that the Company may borrow under the unsecured revolving credit facility and Term Loan is based on the value of assets in its unencumbered property pool.  As of September 30, 2012, the maximum amount that may be borrowed under the unsecured revolving credit facility and Term Loan was $274.1 million, and the amount available for future borrowings was approximately $32 million.

The Company’s ability to borrow under the unsecured revolving credit facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured revolving credit facility also requires the Company to satisfy certain financial covenants.  As of September 30, 2012, the Company was in compliance with all such covenants.

Debt Activity

For the nine months ended September 30, 2012, the Company made total loan borrowings of $231.7 million and total loan repayments of $240.4 million.  The major components of this activity are as follows:

•
The Company received proceeds of $125 million related to the Term Loan discussed above. These proceeds were utilized to retire $91.9 million of variable rate loans that were secured by Tarpon Bay Plaza (formerly Tarpon Springs Plaza), Estero Town Commons, Fox Lake Crossing, Cobblestone Plaza, and Rivers Edge; the remainder of the proceeds were used to pay down the Company’s unsecured revolving credit facility;

•	In June 2012, a draw of $13 million was made on the unsecured revolving credit facility to partially fund the acquisition of Cove Center in Stuart, Florida;

•
In July 2012, a draw of $7 million was made on the unsecured revolving credit facility to fund the acquisition of 12th Street Plaza in Vero Beach, Florida.  In addition, the Company assumed a $7.9 million mortgage as part of the acquisition;

•	In September 2012, a pay down of $7 million was made on the unsecured revolving credit facility utilizing the majority of the proceeds from the sale of Coral Springs Plaza;

•
The Company retired the $15.4 million construction loan secured by South Elgin Commons utilizing a portion of the sales proceeds from the sale of that operating property.  The remaining net proceeds were utilized to fund a portion of the acquisition of Cove Center;

•	A draw of $25 million was made on the unsecured revolving credit facility that was primarily utilized to retire the $24.7 million fixed rate loan that was secured by Cedar Hill Plaza;

•	A repayment of $30 million was made on the unsecured revolving credit facility utilizing the majority of the proceeds from the March 2012 preferred share offering;

•
The Company made draws on construction loans related to the Cobblestone Plaza, Delray Marketplace, Holly Springs – Phase I, Four Corner Square, Rivers Edge, South Elgin Commons, and Zionsville Walgreens developments totaling $36.6 million;

•
The Company retired the $20.4 million variable rate loan secured by Gateway Shopping Center utilizing a portion of the sales proceeds from the sale of that operating property.  The Company’s share of the remaining proceeds was utilized to pay down the unsecured revolving credit facility; and

•	The Company made scheduled principal payments on all indebtedness totaling $4.9 million.

Fair Value of Fixed and Variable Rate Debt

As of September 30, 2012, the fair value of fixed rate debt was $376.5 million compared to the book value of $344.2 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 2.86% to 4.27%.  As of September 30, 2012, the fair value of variable rate debt was $343.7 million compared to the book value of $335.9 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 2.40% to 5.00%.

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

In March 2012, the Company entered into Equity Distribution Agreements with certain sales agents pursuant to which it may sell, from time to time, up to an aggregate amount of $50 million of its common shares.  During the nine months ended September 30, 2012, the Company issued 618,589 common shares under this agreement for net proceeds $3.0 million at an average price of $5.25.

In February 2012, the Compensation Committee of the Company’s Board of Trustees approved long-term equity incentive compensation awards totaling 245,163 restricted shares to members of executive management and certain other employees.  The restricted shares were granted at a fair value of $5.40 and will vest ratably over periods ranging from three to five years.

On August 9, 2012, the Company’s Board of Trustees declared a cash distribution of $0.515625 per preferred share covering the distribution period from June 2, 2012 to September 1, 2012.  This distribution was paid on September 1, 2012 to shareholders of record as of August 21, 2012.

On September 19, 2012, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share and per Operating Partnership unit for the third quarter of 2012.  These distributions were paid on October 12, 2012 to common shareholders and unitholders of record as of October 5, 2012.

During the nine months ended September 30, 2012, 1,100,714 Operating Partnership units were exchanged for the same number of common shares.  Of the total units exchanged, 1,055,714 units were held by limited partners not involved with the Company’s operations.

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company have any derivatives that are not designated as cash flow hedges.  The Company has an agreement with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of September 30, 2012, the Company was in compliance with the provisions of all of its debt agreements.  As of September 30, 2012, the Company was party to various consolidated cash flow hedge agreements with notional amounts totaling $154.4 million, which effectively fixes certain variable rate debt over various terms through 2019.  Utilizing a weighted average spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 4.13%.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of September 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

As of September 30, 2012 the fair value of the Company’s interest rate hedge liabilities was $6.4 million, including accrued interest of $0.2 million, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2011 the fair value of the Company’s interest rate hedge liabilities was $1.7 million, including accrued interest of $43,000, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company currently expects an increase to interest expense of $2.6 million over the next 12 months as the hedged forecasted interest payments occur.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the nine months ended September 30, 2012 and 2011, $0.9 million and $2.8 million, respectively, was reclassified as a reduction to earnings.

The Company’s share of net unrealized gains on its interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.  The following sets forth comprehensive income allocable to the Company for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss attributable to Kite Realty Group Trust common shareholders	$(3,038,160)	$(643,584)	$(5,786,934)	$(3,851,288)
Other comprehensive (loss) income allocable to Kite Realty Group Trust1	(1,381,091)	(175,074)	(4,085,288)	1,353,064
Comprehensive (loss) income attributable to Kite Realty Group Trust common shareholders	$(4,419,251)	$(818,658)	$(9,872,222)	$(2,498,224)

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

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

Although the Company does not own or expect to own either the residential or the apartment complex components of the project, the Company has jointly guaranteed the apartment developer’s construction loan, which at September 30, 2012, had an outstanding balance of $30.3 million.  The construction of the apartment has been completed and the developer is in the process of replacing the construction loan with permanent financing, at which time the Company’s guarantee will be removed.  The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and a similar agreement in favor of the City of South Bend to complete all phases and the Company expects its portion to be approximately $64 million, with the exception of certain of the residential units, consistent with commitments the Company typically makes in connection with other bank-funded development projects.  The majority of the development costs have been incurred as of September 30, 2012.  If the Company fails to fulfill its contractual obligations in connection with the project, but is timely commencing and pursuing a cure, it will not be in default to either the University of Notre Dame or the City of South Bend.

Joint Venture Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture under circumstances where the lender has limited recourse to the Company.  As of September 30, 2012, the Company’s share of unconsolidated joint venture indebtedness was $5.8 million, which was entirely related to the Parkside Town Commons development.  The Operating Partnership has guaranteed its share of this debt, and our partner also guarantees its share of the joint venture’s debt.  The mortgage is secured by the property of the joint venture, and the joint venture could sell the property in order to satisfy the outstanding obligation.

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

The Company is obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of the in-process development and redevelopment projects.  The Company believes it currently has sufficient financing in place to fund these projects and expects to do so primarily through existing construction loans.  In addition, if necessary, it may make draws on its unsecured facility.

As of September 30, 2012, the Company had outstanding letters of credit totaling $3.9 million.  At that date, there were no amounts advanced against these instruments.

Note 9. Discontinued Operations

In the third quarter of 2012, the Company sold its Coral Springs Plaza property near Fort Lauderdale, Florida and its 50 South Morton property near Indianapolis, Indiana for proceeds of $9.0 million.  The two sales transactions resulted in a net loss to the Company of approximately $0.1 million.  The majority of the net proceeds from the sales were used to pay down the Company’s unsecured revolving credit facility.

In addition, in the third quarter the Company reclassified its Preston Commons retail property near Dallas, Texas and its Indiana State Motorpool and Pen Products commercial properties in Indianapolis, Indiana to “held for sale” status. The Indiana State Motorpool and Pen Products commercial properties were sold on October 31, 2012 for a financial statement gain.  The Company expects to close on the sale of its Preston Commons property in the fourth quarter of 2012 and the sale is expected to result in a financial statement gain.

On June 12, 2012, the Company sold its South Elgin Commons property in South Elgin, Illinois (Chicago Metropolitan Statistical Area, or “MSA”) for a sales price of $25 million and a net gain of $0.1 million.  The majority of the net proceeds from the sale were used to pay off the existing debt on the property and to fund the acquisition of Cove Center (see Note 10).

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

The results of the discontinued operations related to these properties were comprised of the following for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Rental income	$734,761	$1,939,099	$3,818,768	$5,408,874
Expenses:
Property operating	84,588	227,599	402,650	698,754
Real estate taxes	122,758	192,286	644,318	676,290
Depreciation and amortization	133,554	513,624	1,209,577	1,538,259
Total expenses	340,900	933,509	2,256,545	2,913,303
Operating income	393,861	1,005,590	1,562,223	2,495,571
Interest expense	(100,309)	(436,767)	(599,667)	(1,309,348)
Income from discontinued operations	293,552	568,823	962,556	1,186,223
(Loss) gain on sale of operating property, net of tax expense	(65,312)	—	5,180,568	—
Total income from discontinued operations	$228,240	$568,823	$6,143,124	$1,186,223

Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	$205,587	$506,556	$3,629,680	$1,056,278
Income from discontinued operations attributable to noncontrolling interests	22,653	62,267	2,513,444	129,945
Total income from discontinued operations	$228,240	$568,823	$6,143,124	$1,186,223

Note 10. Property Acquisitions

In June 2012, the Company acquired Cove Center in Stuart, Florida for a purchase price of $22.1 million.  Cove Center is a 160,000 square foot unencumbered shopping center anchored by Publix Supermarket and Beall’s Department Store.  The Company made a preliminary allocation of the purchase price of this property to the fair value of tangible assets and intangibles.

In July 2012, the Company acquired 12th Street Plaza in Vero Beach, Florida for a purchase price of $15.2 million.  12th Street Plaza is a 138,000 square foot shopping center anchored by Publix Supermarket and Stein Mart.  The Company assumed a $7.9 million mortgage with a fixed interest rate of 5.67%, maturing in August 2013, as part of the acquisition.  The Company made a preliminary allocation of the purchase price of this property to the fair value of tangible assets and intangibles.

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

Note 11. Redevelopment Activities

In 2012, the Company completed plans for the redevelopment projects at Four Corner Square and Rangeline Crossing and reduced the estimated useful lives of certain assets that are scheduled to be or have been demolished.  As a result of this change in estimate, a total of $1.9 million and $4.3 million of additional depreciation was recognized in the three and nine months ended September 30, 2012, respectively.

In 2011, the Company completed plans for the redevelopment project at Oleander Place.  As part of finalizing its plans, the Company reduced the estimated useful lives of certain assets that were demolished in the second quarter of 2011.  As a result of this change in estimate, a total of $1.6 million of additional depreciation was recognized in the nine months ended September 30, 2011.

Note 12. Subsequent Events

 Subsequent to September 30, 2012, the Company completed an equity offering of 12,075,000 common shares at an offering price of $5.20 per share under a previously filed registration statement, for net offering proceeds of approximately $60 million.  These proceeds were initially used to repay amounts outstanding under the Company’s unsecured revolving credit facility.

Subsequent to September 30, 2012, a wholly-owned subsidiary of the Company was in payment default on a $29.5 million non-recourse loan due to insufficient cash flow from the related operating property to support the debt service on the loan.  Under the terms of the loan agreement, interest accrues at the stated rate of 5.70% plus a 4.00% default rate.  The payment default on this loan did not trigger any cross defaults on its other indebtedness or any of its derivative instruments.

Item 2.

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•	national and local economic, business, real estate and other market conditions, particularly in light of the recent slowing of growth in the U.S. economy;

•	financing risks, including the availability of and costs associated with sources of liquidity;

•	the Company’s ability to refinance, or extend the maturity dates of, its indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant bankruptcies;

•	the competitive environment in which the Company operates;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property the Company owns;

•	risks related to the geographical concentration of our properties in Indiana, Florida, Texas, and North Carolina;

•	other factors affecting the real estate industry generally; and

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

At September 30, 2012, we owned interests in 60 properties consisting of 53 retail operating properties, five retail properties under redevelopment, and two operating commercial properties. As of this date, we also owned interests in two in-process retail development properties.  In addition as of this date, the Company also had one retail operating property and two commercial properties that were classified as held for sale as of September 30, 2012.

In addition to our in-process developments and redevelopments, we have future developments which include land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of September 30, 2012, these future developments consisted of three projects that are expected to contain 1.1 million square feet of total gross leasable area upon completion.

Finally, as of September 30, 2012, we also owned interests in other land parcels comprising 96 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

Current Business Environment

Economic conditions have remained uneven throughout 2012.  A stabilized economic recovery has not been achieved due to continued challenges in the labor market, slowing growth in Europe and China, the possible U.S. “fiscal cliff”, and uncertainty about the November U.S. election.  Overall, economic growth in the United States continued to reflect weakness during the third quarter of 2012 with the overall economy growing at 1.9%, which is short of the economic improvement necessary to decrease unemployment in a material manner.  Meanwhile, the housing sector has finally started to demonstrate signs of momentum with new home sales and permits continuing to increase from recent historically low levels.  However, this improvement could also be negatively impacted by declines in consumer spending due to potential tax increases in January 2013.

            As noted above, the prospect of a prolonged economic recovery continues to be uncertain.  In the face of this uncertainty, however, some retailers are considering the expansion of their businesses and in certain cases have expressed optimism through expansion plans and capital allocation decisions.  Where prudent and consistent with our strategy, we will seek to capitalize on our relationships with tenants to maximize our growth.  We believe there will continue to be additional leasing opportunities during 2012 and 2013, particularly as tenants seek to lease new space or renew existing space in connection with lease expirations, expansions, and other considerations.

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

Ongoing Actions Taken to Capitalize on the Current Business Environment

During the current quarter, we continued to execute on our strategy to maximize shareholder value, including:

Acquisition, Development, and Redevelopment Activities:  On July 31, 2012, the Company acquired 12th Street Plaza in Vero Beach, Florida for a purchase price of $15.2 million.  This center is anchored by Publix Supermarkets and is part of the strong trade area within the Treasure Coast of Florida.

We continued construction at our Delray Marketplace project in Delray Beach, Florida.  As of September 30, 2012, the Company has executed 30 leases at this property, including anchors Publix and Frank Theatres, and the property is 77.2% leased or committed.   The total estimated costs of this project are expected to be $94 million, and the project is scheduled to open in the fourth quarter of 2012.

The Company also continued construction at its Holly Springs Towne Center project in Holly Springs, North Carolina (Raleigh MSA).  During the quarter, the Company closed on a $37.5 million construction loan for the Holly Springs Towne Center project.  As of September 30, 2012, the project is 83.5% leased or committed.

In addition, the Company continued construction at its Four Corner Square project in Maple Valley, Washington (Seattle MSA).  During the quarter, the Company closed on a $23.0 million construction loan for the Four Corner square project.  As of September 30, 2012, the project is 85.3% leased or committed.

Access the Capital Markets.  Subsequent to September 30, 2012, the Company completed a public equity offering of 12,075,000 common shares at an offering price of $5.20 per share under a previously filed registration statement, for net offering proceeds of approximately $60 million.  These proceeds were initially used to repay amounts outstanding under the Company’s unsecured revolving credit facility and may be redeployed in the future for other general corporate purposes, including the acquisition of properties and redevelopment costs.

In addition, we are party to Equity Distribution Agreements with certain sales agents pursuant to which we may sell, from time to time, up to an aggregate of $50 million of our common shares.  We continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.   During the three and nine months ended September 30, 2012, the Company issued 434,377 common shares at an average price of $5.27 per share for net proceeds of $2.2 million, and 618,589 common shares at an average price of $5.25 per share for net proceeds of $3.0 million, respectively.

Continued Focus on Operations.  We continued to execute on our operating and leasing strategy.  During the current quarter, we executed comparable new and renewal leases totaling 231,000 square feet and improved the net operating income of our operating retail properties.  Our same property net operating income improved 1.9% compared to the quarter ended September 30, 2011, due to higher rental rates and improved expense recoveries.

Results of Operations

At September 30, 2012, we owned interests in 60 properties consisting of 53 retail operating properties, five retail properties under redevelopment, and two operating commercial properties. As of this date, we also owned interests in two in-process retail development properties.  In addition as of this date, the Company also had one retail operating property and two commercial properties that were classified as held for sale as of September 30, 2012.

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

Development Activities

The following development properties were partially operational at various times from January 1, 2011 through September 30, 2012:

Property Name	MSA	Economic Occupancy Date1	Owned GLA

South Elgin Commons, Phase II2	Chicago, IL	September 2011	83,000
Cobblestone Plaza2	Ft. Lauderdale, FL	March 2009	133,214
DePauw University Bookstore & Café	Greencastle, IN	September 2012	11,974
Zionsville Walgreens	Indianapolis, IN	September 2012	14,550

1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

2
Construction of each of these properties was completed in phases.  The Economic Occupancy Date indicated for each of these properties refers to its initial phase.  South Elgin Commons was sold in June 2012.

Property Acquisition Activities

In July 2012, the Company acquired 12th Street Plaza in Vero Beach, Florida for a purchase price of $15.2 million.  12th Street Plaza is a 138,000 square foot shopping center anchored by Publix Supermarket and Stein Mart.  As of September 30, 2012, the center was 96.6% leased.

In June 2012, the Company acquired Cove Center in Stuart, Florida for a purchase price of $22.1 million.  Cove Center is a 155,000 square foot unencumbered shopping center anchored by Publix Supermarket and Beall’s Department Store.  As of September 30, 2012, the center was 94.9% leased.

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

Property Disposition & Held for Sale Activities

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

In the third quarter of 2012, the Company sold its Coral Springs Plaza property near Fort Lauderdale, Florida and its 50 South Morton property near Indianapolis, Indiana.  These properties were sold for an aggregate net loss of approximately $0.1 million.  The majority of the net proceeds from the sale were used to pay down the Company’s unsecured revolving credit facility.

In addition, the Company reclassified its Preston Commons retail property near Dallas, Texas and its Indiana State Motorpool and Pen Products commercial properties in Indianapolis, Indiana as held for sale.  The Company expects to close on the sale of each of these properties in the fourth quarter of 2012.  Each sale currently is expected to result in a financial statement gain.

Redevelopment Activities

The following properties were in redevelopment status at various times during the period from January 1, 2011 through September 30, 2012:

Property Name	MSA	Transition Date1	Owned GLA

Courthouse Shadows	Naples, Florida	September 2008	134,867
Four Corner Square3	Maple Valley, Washington	September 2008	29,167
Bolton Plaza	Jacksonville, Florida	June 2008	172,938
Rivers Edge2	Indianapolis, Indiana	June 2008	149,209
Oleander Place4	Wilmington, North Carolina	March 2011	43,806
Rangeline Crossing (formerly The Centre) 5	Carmel, Indiana	March 2011	77,455

____________________
1	Transition date represents the date the property was transferred from our operating portfolio to our redevelopment projects.
2	This property was transitioned to the operating portfolio in the fourth quarter of 2011.
3	This property is currently an in-process redevelopment. This $24 million project is scheduled to partially open in late 2012 and is currently 85% leased.
4	This property is currently an in-process redevelopment. This projected will be transitioned to the operating portfolio in the 4th quarter and is currently 100% leased.
5	This property is currently an in-process redevelopment. This $15.5 million project is scheduled to open in June 2013 and is currently 91% leased.

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

The following table reflects same property net operating income (and reconciliation to net loss attributable to common shareholders) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Number of properties at period end1	49	49		49	49

Leased percentage at period-end	93.0%	92.7%		93.0%	92.7%

Net operating income – same properties (49 properties)2	$14,142,327	$13,881,556	1.9%	$42,301,125	$40,988,124	3.2%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income – same properties	$14,142,327	$13,881,556		$42,301,125	$40,988,124
Net operating income – non-same properties	3,736,374	1,902,275		9,525,922	5,613,271
Construction, net and other	138,134	205,599		177,543	321,972
General and administrative expense	(1,647,116)	(1,401,475)		(5,261,293)	(4,661,059)
Acquisition costs	(108,169)	─		(179,102)	(49,968)
Litigation charge	─	─		(1,289,446)	─
Depreciation expense	(11,244,270)	(8,283,440)		(30,720,823)	(26,328,902)
Interest expense	(6,481,825)	(6,131,103)		(19,164,454)	(17,000,667)
Discontinued operations	228,240	568,823		6,143,124	1,186,223
Net loss (income) attributable to noncontrolling interests	312,208	57,931		(1,513,591)	410,968
Dividends on preferred shares	(2,114,063)	(1,443,750)		(5,805,939)	(4,331,250)
Net loss attributable to common shareholders	$(3,038,160)	$(643,584)		$(5,786,934)	$(3,851,288)

1	Same Property analysis excludes Courthouse Shadows, Oleander Place, Four Corner Square, Rangeline Crossing, and Bolton Plaza as the Company pursues redevelopment of these properties.

2
Same Property net operating income is considered a non-GAAP measure because it excludes net gains from outlot sales, write offs of straight-line rent and lease intangibles, bad debt expense and related recoveries, the litigation charge, lease termination fees and significant prior year expense recoveries and adjustments, if any.  Such items are included in net operating income – non-same properties.

Comparison of Operating Results for the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

The following table reflects our consolidated statements of operations for the three months ended September 30, 2012 and 2011 (unaudited):

	2012	2011	Net change 2011 to 2012
Revenue:
Rental income (including tenant reimbursements)	$24,519,495	$22,490,044	$2,029,451
Other property related revenue	858,676	851,855	6,821
Construction and service fee revenue	52,531	180,299	(127,768)
Total revenue	25,430,702	23,522,198	1,908,504
Expenses:
Property operating	4,191,874	4,261,465	(69,591)
Real estate taxes	3,282,788	3,296,603	(13,815)
Cost of construction and services	77,901	135,816	(57,915)
General, administrative, and other	1,647,116	1,401,475	245,641
Acquisition costs	108,169	—	108,169
Depreciation and amortization	11,244,270	8,283,440	2,960,830
Total Expenses	20,552,118	17,378,799	3,173,319
Operating income	4,878,584	6,143,399	(1,264,815)
Interest expense	(6,481,825)	(6,131,103)	(350,722)
Income tax benefit (expense) of taxable REIT subsidiary	13,385	(119,561)	132,946
Income from unconsolidated entities	102,623	239,852	(137,229)
Other income	22,688	40,825	(18,137)
(Loss) income from continuing operations	(1,464,545)	173,412	(1,637,957)
Discontinued operations:
Discontinued operations	293,552	568,823	(275,271)
Loss on sale of operating property, net of tax expense	(65,312)	—	(65,312)
Income from discontinued operations	228,240	568,823	(340,583)
Consolidated net (loss) income	(1,236,305)	742,235	(1,978,540)
Net loss attributable to noncontrolling interests	312,208	57,931	254,277
Net (loss) income attributable to Kite Realty Group Trust	(924,097)	800,166	(1,724,263)
Dividends on preferred shares	(2,114,063)	(1,443,750)	(670,313)
Net loss attributable to common shareholders	$(3,038,160)	$(643,584)	$(2,394,576)

Rental income (including tenant reimbursements) increased $2.0 million, or 9.0%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$677,849
Properties acquired subsequent to March 31, 2011	818,820
Properties under redevelopment during 2011 and/or 2012	383,120
Properties fully operational during 2011 and 2012 and other	149,662
Total	$2,029,451

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.1 million increase in rental income is primarily attributable to improvement in occupancy and recoveries from tenants. The leased percentage of the retail operating portfolio was 93.4% as of September 30, 2012, which was an increase from the leased percentage of 93.1% as of September 30, 2011.  In addition as noted below, the increase in minimum rent was slightly offset by decreases in reimbursable expenses, which resulted in lower tenant reimbursement revenue.  For the total portfolio and excluding the effect of parking operations, the overall recovery ratio for reimbursable expenses was 77.7% for the three months ended September 30, 2012 compared to 72.5% for the three months ended September 30, 2011.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue increased slightly by 1%, primarily as a result of higher lease termination fee revenue of $0.1 million and higher gains on land sales of $0.1 million offset by lower insurance recoveries of $0.2 million.

Property operating expenses decreased $0.1 million, or 1.6%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$18,121
Properties acquired subsequent to March 31, 2011	138,873
Properties under redevelopment during 2011 and/or 2012	43,125
Properties fully operational during 2011 and 2012 and other	(269,710)
Total	$(69,591)

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.3 million decrease in property operating expenses relates primarily to a decrease in bad debt expense, due to a general improvement in the condition of our receivables, the recovery of $0.1 million previously reserved accounts receivable, and lower landscaping costs at certain properties.

Real estate taxes decreased $14,000, or 0.4%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$13,488
Properties acquired subsequent to March 31, 2011	42,256
Properties under redevelopment during 2011 and/or 2012	81,207
Properties fully operational during 2011 and 2012 and other	(150,766)
Total	$(13,815)

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.2 million decrease in real estate taxes was primarily due to lower assessments at one of our operating properties.  The majority of changes in our real estate tax expense is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.2 million, or 17.5%, due to an increase in certain public company and personnel costs.

Acquisition costs related to the acquisition of 12th Street Plaza in July 2012 were $0.1 million for the three months ended September 30, 2012.  There was no comparable activity for the three months ended September 30, 2011.

Depreciation and amortization expense increased $3.0 million, or 35.7%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$145,686
Properties acquired subsequent to March 31, 2011	654,243
Properties under redevelopment during 2011 and/or 2012	1,916,875
Properties fully operational during 2011 and 2012 and other	244,026
Total	$2,960,830

The overall increase of $3.0 million in depreciation and amortization expense was due to the following significant items:

•
An increase of $0.6 million mainly due to accelerated depreciation related to the demolition of a portion of the Four Corner Square redevelopment.A redevelopment plan for this property was finalized during the first quarter of 2012, resulting in a reduction of theuseful lives of certain assets that were scheduled to be demolished.

•	An increase of $0.4 million related to tenants opening at recently completed development and redevelopmentproperties including Cobblestone Plaza, Rivers Edge, and Eddy Street Commons.

•	An increase of $0.7 million related to Cove Center and 12th Street Plaza that were acquired in 2012.

•
An increase of $1.0 million mainly due to accelerated depreciation related to the demolition of a portion of the Rangeline Crossing redevelopment.  A redevelopment plan for this property was finalized during the second quarter of 2012, resulting in a reduction of the useful lives of certain assets that were scheduled to be demolished.

Interest expense increased $0.4 million, or 5.7%.  This increase was primarily due to the Cobblestone Plaza and Rivers Edge properties being transitioned to the operating portfolio.  All of these properties were under various stages of construction during 2011.

Income tax benefit was $13,000 for the three months ended September 30, 2012 compared to income tax expense of $0.1 million for the three months ended September 30, 2011.  Due to the sale of certain properties, there is limited net income in the Company’s taxable REIT subsidiary in the current year.

The Company had income related to discontinued operations of $0.2 million for the three months ended September 30, 2012 compared to income of $0.6 million for the three months ended September 30, 2011.  The Company sold Coral Springs Plaza near Fort Lauderdale, Florida and 50 South Morton near Indianapolis, Indiana for a consolidated net loss of $0.1 million during the three months ended September 30, 2012.  The decrease is due to operating activity in the previous year for properties sold throughout 2012 including South Elgin Commons near Chicago, Illinois and Gateway Shopping Center near Seattle, Washington.

Net loss attributable to noncontrolling interests increased $0.3 million.  The increase was due a higher net loss of the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, which is primarily related to the $3.0 million increase in depreciation expense.

Dividends on preferred shares increased $0.7 million.  The increase was due to a higher share count as the Company completed an offering of 1,300,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares in the 1st quarter of 2012.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

The following table reflects our consolidated statements of operations for the nine months ended September 30, 2012 and 2011 (unaudited):

	2012	2011	Net change 2011 to 2012
Revenue:
Rental income (including tenant reimbursements)	$71,660,993	$66,407,796	$5,253,197
Other property related revenue	2,945,725	3,153,517	(207,792)
Construction and service fee revenue	150,548	266,820	(116,272)
Total revenue	74,757,266	69,828,133	4,929,133
Expenses:
Property operating	12,837,821	13,195,006	(357,185)
Real estate taxes	9,868,588	9,764,912	103,676
Cost of construction and service	252,364	299,982	(47,618)
General, administrative, and other	5,261,293	4,661,059	600,234
Acquisition costs	179,102	49,968	129,134
Litigation charge	1,289,446	—	1,289,446
Depreciation and amortization	30,720,823	26,328,902	4,391,921
Total Expenses	60,409,437	54,299,829	6,109,608
Operating income	14,347,829	15,528,304	(1,180,475)
Interest expense	(19,164,454)	(17,000,667)	(2,163,787)
Income tax benefit (expense) of taxable REIT subsidiary	5,995	(72,728)	78,723
Income from unconsolidated entities	91,475	244,447	(152,972)
Other income	108,627	183,415	(74,788)
Loss from continuing operations	(4,610,528)	(1,117,229)	(3,493,299)
Discontinued operations:
Discontinued operations	962,556	1,186,223	(223,667)
Gain on sale of operating property, net of tax expense	5,180,568	—	5,180,568
Income from discontinued operations	6,143,124	1,186,223	4,956,901
Consolidated net income	1,532,596	68,994	1,463,602
Net (income) loss attributable to noncontrolling interests	(1,513,591)	410,968	(1,924,559)
Net income attributable to Kite Realty Group Trust	19,005	479,962	(460,957)
Dividends on preferred shares	(5,805,939)	(4,331,250)	(1,474,689)
Net loss attributable to common shareholders	$(5,786,934)	$(3,851,288)	$(1,935,646)

Rental income (including tenant reimbursements) increased $5.3 million, or 7.9%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$1,786,823
Properties acquired in 2011 and 2012	1,603,641
Properties under redevelopment during 2011 and/or 2012	1,158,095
Properties fully operational during 2011 and 2012 and other	704,638
Total	$5,253,197

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.7 million increase in rental income is primarily attributable to improved occupancy levels, improvement in rental rates, and meeting co-tenancy requirements due to leasing activity. The leased percentage of the retail operating portfolio was 93.4% as of September 30, 2012, which was an increase from 93.1% as of September 30, 2011.  In addition as noted below, the increase in minimum rent was offset by decreases in reimbursable expenses, notably snow removal, which resulted in decreased tenant reimbursement revenue.  For the total portfolio and excluding the effect of parking operations, the overall recovery ratio for reimbursable expenses was 76.3% for the nine months ended September 30, 2012 compared to 72.8% for the nine months ended September 30, 2011.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue decreased $0.2 million, or 6.6%, primarily as a result of lower lease termination fee revenue of $0.7 million partially offset by higher gains on land sales of $0.6 million.

Property operating expenses decreased $0.4 million, or 2.7%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$67,984
Properties acquired in 2011 and 2012	300,177
Properties under redevelopment during 2011 and/or 2012	197,532
Properties fully operational during 2011 and 2012 and other	(922,878)
Total	$(357,185)

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.9 million decrease in property operating expenses relates primarily to a decrease in snow removal expense of $0.8 million and a decrease in bad debt expense of $0.4 million partially offset by increases in legal costs and repairs and maintenance.

Real estate taxes increased $0.1 million, or 1.1%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$40,088
Properties acquired in 2011 and 2012	135,363
Properties under redevelopment during 2011 and/or 2012	231,981
Properties fully operational during 2011 and 2012 and other	(303,756)
Total	$103,676

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.3 million decrease in real estate taxes was primarily due to lower assessments at two of our operating properties.  The majority of changes in our real estate tax expense is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.6 million, or 12.9%, due to an increase in certain public company and personnel costs.

Acquisition costs related to the acquisitions of Cove Center in June 2012 and 12th Street Plaza in July 2012 were $0.2 million for the nine months ended September 30, 2012.  Acquisition costs related to the acquisitions of Oleander Plaza and Lithia Crossing in 2011 were $50,000.

The Company recorded a litigation charge of $1.3 million for the nine months ended September 30, 2012 relating to a dispute with a former tenant.  See additional discussion in Note 4 to the consolidated financial statements.

Depreciation and amortization expense increased $4.4 million, or 16.7%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$451,286
Properties acquired in 2011 and 2012	1,101,469
Properties under redevelopment during 2011 and/or 2012	2,386,583
Properties fully operational during 2011 and 2012 and other	452,583
Total	$4,391,921

The overall increase of $4.4 million was due to the following significant items:

•	An increase of $1.9 million primarily due to accelerated depreciation for a portion of Four Corner Square redevelopment.A redevelopment plan for this property was finalized during the first quarter of 2012, resulting in a reduction of the ueful lives of certain assets that were scheduled to be demolished.

•
An increase of $1.7 million primarily due to accelerated depreciation for a portion of the Rangeline Crossing redevelopment. A redevelopment plan for this property was finalized during the second quarter of 2012, resulting in a reduction of the useful lives of certain assets that were scheduled to be demolished.

•
A decrease of $1.6 million related to Oleander Place primarily reflecting accelerated depreciation and amortization expense ecorded for the nine months ended September 30, 2011 as development plans were finalized during that period.

•	An increase of $1.1 million related to tenants opening at recently completed development and redevelopmen properties including Cobblestone Plaza, Rivers Edge, and Eddy Street Commons.

•	An increase of $1.1 million related to the acquisitions of Lithia Crossing, Cove Center, and 12th Street Plaza.

Interest expense increased $2.2 million, or 12.7%.  This increase was primarily due to the transition of Cobblestone Plaza and Rivers Edge to the operating portfolio.  All of these properties were under various stages of construction during 2011.

The Company had income related to discontinued operations of $6.1 million for the nine months ended September 30, 2012 compared to income of $1.2 million for the nine months ended September 30, 2011.  The Company sold South Elgin Commons near Chicago, Illinois, Gateway Shopping Center near Seattle, Washington, Coral Springs Plaza near Fort Lauderdale, Florida and 50 South Morton near Indianapolis, Indiana for a consolidated net gain of $5.2 million during the nine months ended September 30, 2012.

The Company allocated net income to noncontrolling interests of $1.5 million for the nine months ended September 30, 2012 compared to the allocation of a net loss to noncontrolling interests of $0.4 million for the nine months ended September 30, 2012.  The fluctuation was due to the allocation of our partner’s share of the gain on the sale of Gateway Shopping Center near Seattle, Washington.

Dividends on preferred shares increased $1.5 million.  The increase was due to a higher share count as the Company completed an offering of 1,300,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares in the 1st quarter of 2012.

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

Our Principal Capital Resources

 For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 33.  In addition to cash generated from operations, we discuss below our other principal capital resources.

Subsequent to September 30, 2012, the Company completed an equity offering of 12,075,000 common shares at an offering price of $5.20 per share, for net offering proceeds of approximately $60 million.  These proceeds were initially used to repay amounts outstanding under its unsecured revolving credit facility.  These proceeds may be redeployed for other general corporate purposes, including the acquisition of properties and redevelopment costs.

In the second quarter of 2012, the Company entered into a $125 million Term Loan.  The Term Loan is scheduled to mature on April 30, 2019 with an interest rate of LIBOR plus 210 to 310 basis points, depending on the Company’s leverage.  The Company utilized the proceeds of the Term Loan to retire the Company’s upcoming debt maturities including loans secured by Rivers Edge, Cobblestone Plaza, Estero Town Commons, Tarpon Bay Plaza (formerly Tarpon Springs Plaza), and Fox Lake Crossing.  The remaining proceeds were utilized to partially pay down the Company’s unsecured revolving credit facility.  On May 4, 2012, the Company entered into a forward-starting interest rate swap that fixed the LIBOR rate on $125 million of variable rate debt at 1.52%.  As of September 30, 2012, the composite rate was 4.13%, based on the Company’s leverage.

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

As of September 30, 2012, the unencumbered property pool consisted of 54 properties and other assets, of which 50 were wholly-owned by subsidiaries which are guarantors under the unsecured revolving credit facility and  Term Loan.  As of September 30, 2012, $113.6 million was drawn under the unsecured revolving credit facility.  In addition, the Company had outstanding letters of credit totaling $3.9 million.  As of September 30, 2012, there were no amounts advanced against these instruments. The amount that we may borrow under the unsecured revolving credit facility and Term Loan is based on the value of assets in our unencumbered property pool and, as of September 30, 2012, the maximum that may be drawn was $274.1 million; as a result, the amount available to us for future draws under the unsecured revolving credit facility was approximately $32 million.  For more information regarding the terms and conditions of the unsecured revolving credit facility, including interest rates, applicable financial and other covenants and our ability to make distributions, see the discussion in our Current Report on Form 8-K filed on May 4, 2012.

We were in compliance with all applicable financial covenants under the unsecured revolving credit facility and the Term Loan as of September 30, 2012.

In addition to the unsecured revolving credit facility, we have a separate $4.3 million revolving line of credit that is secured by the anchor tenant at our Fishers Station property.  There are no amounts outstanding under this line of credit as of September 30, 2012.

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

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of September 30, 2012, we had a total of $32.5 million of property-level debt with scheduled maturity dates over the next 12 months (excluding scheduled principal payments).  We are in discussions with long-term financing sources to enable us to repay, refinance, or extend the maturity date of these loans.  We may also seek to access funds available under our unsecured revolving credit facility, to access the capital markets, including common or preferred shares, to raise proceeds to repay a portion of this debt, or to sell the properties securing the loans.

Failure to comply with our obligations under our loan agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.   In addition, certain of our variable rate loans and construction loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under the loans if we fail to satisfy these financial covenants.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information related to the risks associated with our indebtedness.

Our total indebtedness due to mature over the next twelve months is comprised of the following as of September 30, 2012:

Amounts due during the three months ended, excluding scheduled principal payments:
	December 31 2012	March 31 2013	June 30 2013	September 30 2013	Total
Mortgage Debt - Fixed Rate	$—	$4,066,788	$—	$7,842,456	$11,909,244
Mortgage Debt - Variable Rate	—	—	—	7,800,000	7,800,000
Construction Loans	—	—	7,000,000	5,776,000	12,776,000
Corporate Debt	—	—	—	—	—
Total	$—	$4,066,788	$7,000,000	$21,418,456	$32,485,244

See also “Debt Maturities,” on page 32.

Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common and preferred shareholders and to persons who hold units in our Operating Partnership, and recurring capital expenditures. In September 2012, our Board declared a quarterly cash distribution of $0.06 per common share and common operating partnership unit (or $4.3 million) for the quarter ended September 30, 2012.  In August 2012, our Board declared a quarterly cash distribution of $0.515625 per preferred share (or $2.1 million) for the period from June 2, 2012 to September 1, 2012.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from period to period.  During the three and nine months ended September 30, 2012, we incurred $0.3 million and $0.9 million, respectively, of costs for recurring capital expenditures on operating properties and also incurred $1.9 million and $3.6 million, respectively, of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $10 million to $11 million of additional major tenant improvements and renovation costs within the next twelve months at several of our operating and redevelopment properties.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on the in-process redevelopment projects.

As of September 30, 2012, we had five in-process development or redevelopment projects.  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $195 million, of which $128 million had been incurred as of September 30, 2012.  We currently anticipate incurring the remaining $67 million of costs over the next twelve months.  We believe we currently have sufficient financing in place to fund the projects and expect to do so primarily through existing or new construction loans.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Future Redevelopment Properties. As of September 30, 2012, two of our properties (Bolton Plaza and Courthouse Shadows) were undergoing preparation for redevelopment including leasing activity.  We currently anticipate our total investment in these redevelopment projects will be approximately $8 million, of which $4 million had been incurred as of September 30, 2012; however, this amount may increase as redevelopment plans are finalized.  We believe we currently have sufficient financing in place to fund our investment in the these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Future Development Properties. In addition to our in-process developments, we have a future development pipeline, which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of September 30, 2012, this future development pipeline consisted of three projects that are expected to contain approximately 1.1 million square feet of total leasable area. We currently anticipate the total estimated cost of these projects will be approximately $198 million, of which our share is currently expected to be approximately $90 million.  Of the $198 million, approximately $97 million had been incurred as of September 30, 2012.   Although we intend to develop these properties, we are not contractually obligated to complete any of these future developments.  With respect to each future development project, our policy is not to commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  We intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured revolving credit facility, if necessary.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash basis capital expenditures for the Company’s in-process and future development properties and capital expenditures for the nine months ended September 30, 2012 and on a cumulative basis since the project’s inception:

	Year to Date – September 30, 2012	Cumulative – September 30, 2012
In-Process Developments1	$48,762,682	$110,080,128
Future Developments and Redevelopments	1,040,813	35,346,805
In-Process Redevelopments	3,846,070	17,010,736
Total for Development Activity	53,649,565	162,437,669
Recently Completed Developments, net2	10,696,420	N/A
Recurring Operating Capital Expenditures	4,452,587	N/A
Total	$68,798,572	$162,437,669
____________________
1	Cumulative capital expenditures excludes $0.7 million of leasing costs included in deferred costs, net on the consolidated balance sheet.
2	This classification includes Rivers Edge, Cobblestone Plaza, DePauw University Bookstore & Café, and Zionsville Walgreens

The Company capitalizes certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If the Company were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, the Company would have recorded additional expense for the three and nine months ended September 30, 2012 of $0.2 million and $0.5 million, respectively.

Debt Maturities

The table below presents scheduled principal repayments (including scheduled principal payments) on mortgage and other indebtedness (including our share of unconsolidated debt) as of September 30, 2012:

	Annual Principal Payments	Term Maturity	Total
2012	$1,428,912	$—	$1,428,912
20131	5,660,606	32,186,759	37,847,365
2014	5,295,257	62,775,700	68,070,957
2015	5,106,888	51,158,083	56,264,971
20162	4,306,179	124,665,112	128,971,291
Thereafter	11,624,673	381,693,516	393,318,189
	$33,422,515	$652,479,170	$685,901,685
Unamortized Premiums			238,349
Total			$686,140,034

____________________
1	Includes our $5.8 million share of the Parkside Town Commons construction loan.
2	Subsequent to September 30, 2012, a wholly-owned subsidiary of the Company was in payment default on a $29.5 million non-recourse loan due to insufficient cash flow from the related operating property to support the debt service on the loan. Under the terms of the loan agreement, interest accrues at the stated rate of 5.70% plus a 4.00% default rate. The payment default on this loan did not trigger any cross defaults on its other indebtedness or any of its derivative instruments.

Cash Flows

As of September 30, 2012, we had cash and cash equivalents (including our pro-rata share of unconsolidated joint ventures’ cash) on hand of $10.2 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Cash provided by operating activities was $20.7 million for the nine months ended September 30, 2012, a decrease of $0.4 million from the same period of 2011.  The decrease was primarily due to an increase in real estate tax payments and a termination fee during the nine months ended September 30, 2011 with no comparable activity during the nine months ended September 30, 2012. This decrease was partially offset by a continued improvement in operating results.

Cash used in investing activities was $16.2 million for the nine months ended September 30, 2012, as compared to cash used in investing activities of $68.9 million in the same period of 2011.  Highlights of significant cash sources and uses are as follows:
•	Net proceeds of $61.8 million related to the sales of the Gateway Shopping Center operating property, South Elgin Commons operating property, and Coral Springs Plaza operating property;
•
Acquisitions of Cove Center in June 2012 and 12th Street Plaza in July 2012 for net cash out flow of $27.9 million as compared to the cash out flow of $16.4 million in the same period of 2011 for the acquisitions of Oleander Place and Lithia Crossing;

•
Increase in capital expenditures, net less the increase in construction payables of $9.5 million as construction was ongoing at Delray Marketplace, Oleander Place, Four Corner Square, Rangeline Crossing, and Holly Springs Towne Center; and

•	Decrease in contributions of $8.1 million to Parkside Town Commons.

Cash used in financing activities was $4.7 million for the nine months ended September 30, 2012, compared to cash provided by financing activities of $41.6 million in the same period of 2011.  Highlights of significant cash sources and uses in 2012 are as follows:

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

•	For the nine months ended September 30, 2012, we issued 618,589 common shares pursuant to the Company’s Equity Distribution Agreements, which generated net proceeds of $3.0 million.
•	In June 2012, a draw of $13.0 million was made on the unsecured revolving credit facility that was partially utilized to fund the acquisition of Cove Center;
•	In July 2012, assumed debt of $7.9 million as part of the acquisition of 12th Street Plaza;
•
Draws of $36.6 million were made on construction loans related to Cobblestone Plaza, Delray Marketplace, Rivers Edge, South Elgin Commons, Four Corner Square, Holly Springs Towne Center,and Zionsville Walgreens to fund development and redevelopment activity.

•	The Company retired the $20.4 million variable rate loan secured by Gateway Shopping Center utilizing a portion of the sales proceeds from the sale of this operating property;
•	The Company retired the $15.4 million construction loan secured by South Elgin Commons utilizing a portion of the sales proceeds from the sale of this operating property;
•	Distributions of $1.7 million to our partners in consolidated joint ventures. The majority of this relates to our partner’s share of net proceeds from the sale of Gateway Shopping Center.
•	Distributions to common shareholders and operating partnership unitholders of $12.9 million; and
•	Distributions to preferred shareholders of $5.6 million.

Funds From Operations

Funds From Operations (“FFO”), is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (NAREIT) and related revisions, which we refer to as the White Paper. The White Paper defines FFO as consolidated net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales and impairments of depreciated property, less preferred dividends, plus depreciation and amortization, and after adjustments for third-party shares of appropriate items.

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales and impairment of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for accelerated amortization of deferred financing fees recorded in the second quarter of 2012 and for a litigation charge recorded in the first quarter of 2012.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of adjusted FFO provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO should not be considered as an alternative to consolidated net income (loss) (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs.

Our calculation of FFO (and reconciliation to consolidated net income or loss, as applicable) and adjusted FFO for the three and nine months ended September 30, 2012 and 2011 (unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated net (loss) income	$(1,236,305)	$742,235	$1,532,596	$68,994
Less dividends on preferred shares	(2,114,063)	(1,443,750)	(5,805,939)	(4,331,250)
Less net income attributable to noncontrolling interests in properties	(35,228)	(21,049)	(111,642)	(62,825)
Less (loss) gain on sale of operating property, net of tax expense	65,312	—	(5,180,568)	—
Add depreciation and amortization, net of noncontrolling interests	11,257,277	8,656,553	31,581,636	27,523,156
Funds From Operations of the Kite Portfolio1	7,936,993	7,933,989	22,016,083	23,198,075
Less redeemable noncontrolling interests in Funds From Operations	(799,648)	(881,143)	(2,324,421)	(2,551,788)
Funds From Operations allocable to the Company1	$7,137,345	$7,052,846	$19,691,662	$20,646,287

Funds From Operations of the Kite Portfolio 1	$7,936,993	$7,933,989	$22,016,083	$23,198,075
Add back Accelerated amortization of deferred financing fees	—	—	500,028	—
Add back Litigation charge	—	—	1,289,446	—
Adjusted Funds From Operations of the Kite Portfolio 1	$7,936,993	$7,933,989	$23,805,557	$23,198,075

____________________
1
“Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of our Operating Partnership’s real estate properties and subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that in our opinion have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our operating and future development properties, as well as our joint venture with PREI with respect to our Parkside Town Commons development, as discussed below.  As of September 30, 2012, we owned a 40% interest in this joint venture which, under the current terms thereof, is expected to be reduced to 20% upon project specific construction financing.

As of September 30, 2012, our share of unconsolidated joint venture indebtedness was $5.8 million.  Unconsolidated joint venture debt is the liability of the joint venture and is typically secured by the assets of the joint venture.  As of September 30, 2012, the Operating Partnership had guaranteed its $5.8 million share of the unconsolidated joint venture debt related to the Parkside Town Commons development in the event the joint venture partnership defaults under the terms of the underlying arrangement.   Our partner in this joint venture also guarantees its share of the joint venture’s debt.   Mortgages which are guaranteed by the Operating Partnership are secured by the property of the joint venture and the joint venture could sell the property in order to satisfy the outstanding obligation.

Contractual Obligations

Except with respect to our debt maturities as discussed on page 32, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.  See “Debt Maturities” on page 32.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $680.4 million of outstanding consolidated indebtedness as of September 30, 2012 (inclusive of net premiums on acquired debt of $0.2 million). As of this date, we were party to various consolidated interest rate hedge agreements totaling $154.4 million, with maturities over various terms from 2016 through 2019.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been $498.6 million (74%) and $181.5 million (26%), respectively, of our total consolidated indebtedness at September 30, 2012.  Including our $5.8 million share of unconsolidated variable debt and the effect of related hedge agreements, our fixed and variable rate debt is 73% and 27%, respectively, of the total of consolidated and our share of unconsolidated indebtedness at September 30, 2012.

Based on the amount of our fixed rate debt at September 30, 2012, a 100 basis point increase in market interest rates would result in a decrease in its fair value of $14.5 million. A 100 basis point change in interest rates on our variable rate debt as of September 30, 2012 would change our annual cash flow by $1.9 million.   Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KITE REALTY GROUP TRUST

November 7, 2012	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 7, 2012	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
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