Form 10-K
period 2012-12-31
KITE REALTY GROUP TRUST
filed 2013-03-08
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐ No   ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $293 million based upon the closing price of $4.99 per share on the New York Stock Exchange on such date.

The number of Common Shares outstanding as of February 20, 2013 was 77,805,154 ($.01 par value).

Documents Incorporated by Reference

Portions of the Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 8, 2013, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

KITE REALTY GROUP TRUST
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2012

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

Overview

Kite Realty Group Trust is a full-service, vertically integrated real estate company engaged in the ownership, operation, development, construction, and acquisition of high-quality neighborhood and community shopping centers in selected markets in the United States.

We conduct all of our business through our Operating Partnership, of which we are the sole general partner. As of December 31, 2012, we held a 92% interest in our Operating Partnership with limited partners owning the remaining 8%.

As of December 31, 2012, we owned interests in a portfolio of 54 retail operating properties totaling approximately 8.4 million square feet of gross leasable area (including approximately 2.6 million square feet of non-owned anchor space) located in eleven states.  Our retail operating portfolio was 94.2% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 4.2% of our total annualized base rent. In the aggregate, our largest 25 tenants accounted for 37.5% of our annualized base rent.  See Item 2, “Properties” for a list of our top 25 tenants by annualized base rent.

We also own interests in two commercial operating properties (including the office component of Eddy Street Commons mixed-use property) totaling approximately 0.4 million square feet of net rentable area, both located in the state of Indiana. The leased percentage of our commercial operating portfolio was 93.6% as of December 31, 2012.

As of December 31, 2012, we also had an interest in six in-process development or redevelopment retail projects. Upon completion, these projects are anticipated to have approximately 1.3 million square feet of gross leasable area (including approximately 0.4 million square feet of non-owned anchor space).  In addition to our in-process developments and redevelopments, we have future developments, which are in various stages of preparation for construction to commence, including pre-development and pre-leasing activities.  As of December 31, 2012, these future developments consisted of four projects that are expected to contain 1.0 million square feet of total gross leasable area (including non-owned anchor space) upon completion.

In addition, as of December 31, 2012, we owned interests in various land parcels totaling approximately 91 acres.  These parcels are classified as “Land held for development” in the accompanying consolidated balance sheets and are expected to be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.

Significant 2012 Activities

Financing and Capital Raising Activities. As discussed in more detail below in “Business Objectives and Strategies,” our primary business objectives are to generate increasing cash flow, achieve long-term growth and maximize shareholder value primarily through the operation, acquisition, development and redevelopment of well-located community and neighborhood shopping centers.  In 2012, one of our primary objectives was the opportunistic strengthening of our balance sheet.  We will endeavor in 2013 to continue improving our key financial ratios including our debt to EBITDA ratio. We ended the year 2012 with approximately $79 million of combined cash and borrowing capacity on our unsecured revolving credit facility.  We will remain focused on 2013 financing activity and will continue to aggressively manage our operating portfolio and development pipeline.

During 2012 and first two months of 2013, we successfully completed various financing, refinancing and capital-raising activities including the following significant activities:

Common Equity Offering

•
In October, we completed an offering of 12.1 million common shares at an offering price of $5.20 per share for net proceeds of $59.7 million.  The net proceeds were initially used to reduce the outstanding balance on the Company’s unsecured revolving credit facility, and subsequently were redeployed to acquire Shoppes at Plaza Green, Publix at Woodruff, Shoppes at Eastwood (acquired in 2013), and to fund redevelopment activities.

Preferred Equity Offering

•
In March, we completed an offering of 1.3 million shares of Series A Cumulative Redeemable Perpetual Preferred Shares at an offering price of $25.12 per share for net proceeds of $31.3 million.  The net proceeds were initially used to reduce the outstanding balance on the Company’s unsecured revolving credit facility.

Unsecured Term Loan and Unsecured Revolving Credit Facility

•
In April, we entered into a new $125 million unsecured term loan (the “Term Loan”).  The Term Loan is scheduled to mature on April 30, 2019 with an interest rate of LIBOR plus 210 to 310 basis points, depending on the Company’s leverage.  The Company utilized the proceeds of the Term Loan to retire the loans secured by our Rivers Edge, Cobblestone Plaza, Estero Town Commons, Tarpon Bay Plaza, and Fox Lake Crossing operating properties, and used the remaining proceeds to partially pay down the Company’s unsecured revolving credit facility.

•
In April 2012, the Company also amended its unsecured revolving credit facility.  The amended terms include an extension of the maturity date to April 30, 2016, which maturity may be extended for an additional year at the Company’s option subject to certain conditions, and a reduction in the interest rate to LIBOR plus 190 to 290 basis points, depending on the Company’s leverage.

•
On February 26, 2013, the Company amended the terms of its existing $200 million unsecured revolving credit facility.  The maturity date was extended to February 26, 2017 and the interest rate was reduced to LIBOR plus 165 to 250 basis points, depending on the Company’s leverage.  The Company has the option to further extend the maturity date to February 26, 2018.

Capital Recycling Activity

•
We were able to effectively recycle capital by selling non-core operating properties, outlots, and unoccupied land parcels.  During 2012, we generated gross proceeds of $87.4 million from such sales (inclusive of our partners’ shares), of which $42.9 million was used to pay down loans secured by the properties.  The remaining proceeds were redeployed into acquisition, development activity, redevelopment activity and tenant improvement costs.

Construction Financing Activity

•
Draws totaling $45.3 million were made on the variable rate construction loans related to the Delray Marketplace, Cobblestone Plaza, South Elgin Commons, Rivers Edge, and Zionsville Walgreens developments.

•
In July, we closed on a $22.8 million construction loan to fund the construction of the Four Corner Square redevelopment near Seattle, Washington.  The loan has a maturity date of July 10, 2015 and a variable interest rate of LIBOR plus 225 basis points. During the year, we made draws on this construction loan of $12.6 million.

•
In July, we closed on a $37.5 million construction loan to fund the construction of the Holly Springs Towne Center – Phase I development near Raleigh, North Carolina.  The loan has a maturity date of July 31, 2015 and variable interest rate of LIBOR plus 250 basis points.  During the year, we made draws on this construction loan of $8.9 million.

•
In October, we closed on a $18.4 million construction loan to fund the construction of the Rangeline Crossing redevelopment near Indianapolis, Indiana.  The loan has a maturity date of October 31, 2014 and a variable interest rate of LIBOR plus 225 basis points.  During the year, we made draws on this construction loan of $4.0 million.

2012 Development and Redevelopment Activities

•	Oleander Place in Wilmington, North Carolina was substantially completed and transitioned to the operating portfolio in December. This center is 100% leased and is anchored by Whole Foods.

•	Zionsville Walgreens near Indianapolis, Indiana was substantially completed and transitioned to the operating portfolio in September. This project is 100% leased to Walgreens.

•
Depauw University Bookstore & Cafe, in Greencastle, Indiana was completed and transitioned to the operating portfolio in September.  This project is 100% leased and is anchored by Folletts Bookstore and Starbucks.

As of December 31, 2012, we had six in-process development or redevelopment projects consisting of the following:

•
Delray Marketplace in Delray Beach, Florida was under development throughout 2012.  This center will be anchored by Publix and Frank Theatres along with multiple shop retailers including Charming Charlie’s, Chico’s, Jos. A Bank, Burt and Max’s Grille, and White House | Black Market.  Subsequent to December 31, 2012, Publix, Frank Theatre, and multiple shop tenants opened at the center.  The Company anticipates that total project costs of the development will be approximately $95 million,of which $89.1 million had been incurred as of December 31, 2012;

•
Holly Springs Towne Center – Phase I near Raleigh, North Carolina was under development throughout 2012.  This center will be anchored by Dick’s Sporting Goods, Marshall’s, Michael’s, and Petco and a non-owned Target.  The Company anticipates its total investment in the development will be approximately $57 million, of which $38.1 million had been incurred as of December 31, 2012;

•
Four Corner Square/Maple Valley near Seattle, Washington was under redevelopment throughout 2012.  This center will be anchored by Grocery Outlet, Walgreens, and Do It Best Hardware.  The Company currently anticipates its total investment in the redevelopment and expansion will be approximately $23.5 million (net of projected property sales), of which $19.8 million had been incurred as of December 31, 2012;

•
Rangeline Crossing near Indianapolis, Indiana was transitioned to an in-process redevelopment in June.  This center will be anchored by Earth Fare, Walgreens, Old National Bank, and Panera.  The Company anticipates its total investment in the redevelopment will be $15.5 million, of which $2.9 million had been incurred as of December 31, 2012;

•
Parkside Town Commons – Phase I near Raleigh, North Carolina was transitioned to an in-process development in December.  This center will be anchored by Harris Teeter and a non-owned Target.  Additionally, the Company acquired its partner’s 60% interest in the development project in December 2012 for $13.3 million. The Company anticipates its total investment in the development will be $39.0 million, of which $13.0 million had been incurred as of December 31, 2012; and

•
Bolton Plaza in Jacksonville, Florida was transitioned to an in-process redevelopment in December.  The Company signed a lease with LA Fitness to join the currently open Academy Sports & Outdoors.  The Company anticipates its total investment in the development will be $10.3 million, of which $3.2 million had been incurred as of December 31, 2012;

2012 Acquisitions

•	Cove Center, a 155,000 square foot shopping center in Stuart, Florida, was acquired in June for a purchase price of $22.1 million. This center is anchored by Publix and Beall’s.

•	12th Street Plaza, a 141,000 square foot shopping center in Vero Beach, Florida, was acquired in July for a purchase price of $15.2 million. This center is anchored by Publix and Stein Mart.

•	Publix at Woodruff, a 68,000 square foot shopping center located in Greenville, South Carolina was acquired in December for a purchase price of $9.1 million. This center is anchored by Publix.

•
Shoppes at Plaza Green, a 196,000 square foot shopping center in Greenville, South Carolina, was acquired in December for a purchase price of $28.8 million.  This center is anchored by multiple tenants including Bed Bath & Beyond, Christmas Tree Shops, and Old Navy.

2012 Cash Distributions

In 2012, we declared cash distributions of $0.06 per common share with respect to each of the four quarters.  We also declared cash distributions of $0.515625 per share of our 8.250% Series A Cumulative Redeemable Perpetual Preferred Share (“Series A Preferred Shares”) with respect to each of the four quarters.

Business Objectives and Strategies

Our primary business objectives are to increase the cash flow and build or realize capital appreciation of our properties, achieve sustainable long-term growth and maximize shareholder value primarily through the operation, development, redevelopment and select acquisition of well-located community and neighborhood shopping centers.  We invest in properties with well-located real estate with strong demographics, combined with effective leasing and management strategies, to improve the long-term values and economic returns of our properties.  The Company believes that certain of its properties represent opportunities for future renovation and expansion.

We seek to implement our business objectives through the following strategies, each of which is more completely described in the sections that follow:

•
Operating Strategy: Maximizing the internal growth in revenue from our operating properties by leasing and re-leasing those properties to a diverse group of retail tenants at increasing rental rates, when possible, and redeveloping or renovating certain properties to make them more attractive to existing and prospective tenants and consumers;

•
Growth Strategy: Using debt and equity capital prudently to redevelop or renovate our existing properties,  selectively acquiring additional retail properties and develop shopping centers on land parcels that we currently own where we believe that investment returns would meet or exceed internal benchmarks; and

•
Financing and Capital Preservation Strategy: Maintaining a strong balance sheet with sufficient flexibility to fund our operating and investment activities.  Funding sources include borrowings under our existing revolving credit facility, new secured debt, opportunistically accessing the public securities markets, internally generated funds and proceeds from selling land and properties that no longer fit our strategy, and potential investment in strategic joint ventures. We continuously monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

Operating Strategy. Our primary operating strategy is to maximize revenue and maintain or increase occupancy levels by attracting and retaining a strong and diverse tenant base. Most of our properties are located in regional and neighborhood trade areas with attractive demographics, which has allowed us to maintain and, in some cases, increase occupancy and rental rates. We seek to implement our operating strategy by, among other things:

•	increasing rental rates upon the renewal of expiring leases or re-leasing space to new tenants while minimizing vacancy to the extent possible;

•	maximizing the occupancy of our operating portfolio;

•	minimizing tenant turnover;

•	maintaining leasing and property management strategies that maximize rent growth and monitor costs;

•	maintaining a diverse tenant mix in an effort to limit our exposure to the financial condition of any one tenant or any category of tenants;

•	maintaining the physical appearance, condition, and design of our properties and other improvements located on our properties to maximize our ability to attract customers;

•	actively managing costs to minimize overhead and operating costs;

•	maintaining strong tenant and retailer relationships in order to avoid rent interruptions and reduce marketing, leasing and tenant improvement costs that result from re-tenanting space; and

•	taking advantage of under-utilized land or existing square footage, reconfiguring properties for better use, or adding ancillary income areas to existing facilities.

We employed our operating strategy in 2012 in a number of ways, including increasing our total leased percentage from 93.3% at December 31, 2011 to 94.2% at December 31, 2012, through the signing of over 517,000 square feet of new leases in 2012. We have also been successful in maintaining a diverse retail tenant mix with no tenant accounting for more than 4.2% of our annualized base rent. See Item 2, “Properties” for a list of our top tenants by gross leasable area and annualized base rent.

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

•
capitalizing on future development opportunities on currently owned land parcels through the achievement of anchor and small shop pre-leasing targets and obtaining financing prior to commencing vertical construction;

•
disposing of selected assets that no longer meet our long-term investment criteria and recycling the net proceeds into assets that provide maximum returns and upside potential in desirable markets; and

•	selectively pursuing the acquisition of retail operating properties and portfolios in markets with strong demographics and attract successful retail tenants.

In evaluating opportunities for potential acquisition, development, redevelopment and disposition, we consider a number of factors, including:

•	the expected returns and related risks associated with the investments relative to our combined cost of capital to make such investments;

•	the current and projected cash flow and market value of the property, and the potential to increase cash flow and market value if the property were to be successfully re-leased or redeveloped;

•	the price being offered for the property, the current and projected operating performance of the property, and the tax consequences of the sale as well as other related factors;

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

In 2012, we were successful in recycling capital through the disposal of certain non-core properties or properties with limited growth potential including our Pen Products and Indiana State Motor Pool commercial properties and our Gateway Shopping Center, Sandifur Plaza, Zionsville Place, Preston Commons, 50 South Morton, South Elgin Commons, and Coral Springs Plaza retail properties.  During 2012, we generated gross proceeds of $87.4 million from such sales (inclusive of our partners’ share), of which $42.9 million was used to pay down loans secured by the properties.  We successfully redeployed the remaining proceeds into acquisitions in selected growth markets including Greenville, South Carolina and Vero Beach, Florida.

In 2012, we were successful in executing new leases for anchor tenants at multiple properties in our development, redevelopment, and operating portfolios.  We signed anchor leases totaling 241,000 square feet, including two anchor leases at our Parkside Town Commons development, Earth Fare at our Rangeline Crossing redevelopment, Fresh Market at our Shops at Eagle Creek and our Lithia Crossing operating properties, and LA Fitness at Bolton Plaza and Stoney Creek Commons.

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

Our primary financing and capital preservation strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and development activities in the most cost-effective way. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings, including the purchase price of properties to be developed or acquired with debt financing, the estimated market value of our properties and the Company as a whole upon consummation of the refinancing, and the ability of particular properties to generate cash flow to cover expected debt service. Our efforts to strengthen our balance sheet are essential to the success of our business. We intend to continue implementing our financing and capital strategies in a number of ways, including:

•
prudently managing our balance sheet, including reducing the aggregate amount of indebtedness outstanding under our unsecured revolving credit facility so that we have additional capacity available to fund our development and redevelopment projects and pay down maturing debt if refinancing that debt is not feasible;

•	extending the maturity dates of and/or refinancing of our near-term mortgage, construction and other indebtedness;

•	staggering our maturities with long-term debt on recently completed projects;

•	entering into construction loans prior to commencement of vertical construction to fund our larger in-process developments, redevelopments, and future developments;

•	raising additional capital through the issuance of common shares, preferred shares or other securities;

•	managing our exposure to interest rate increases on our variable-rate debt through the use of fixed rate hedging transactions and securing property specific long-term nonrecourse financing; and

•	investing in joint venture arrangements in order to access less expensive capital and to mitigate risk.

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

We face significant competition in our efforts to lease available space to prospective tenants at our operating, development and redevelopment properties. The nature of the competition for tenants varies based on the characteristics of each local market in which we own properties. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, rental rates, the presence of anchor stores, competitor shopping centers in the same geographic area and the maintenance, appearance, access and traffic patterns of our properties.  There can be no assurance in the future that we will be able to compete successfully with our competitors in our development, acquisition and leasing activities.

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

With environmental sustainability becoming a national priority, we have continued to demonstrate our strong commitment to be a responsible corporate citizen through resource reduction and employee training that have resulted in reductions of energy consumption, waste and improved maintenance cycles.

Insurance

We carry comprehensive liability, fire, extended coverage, and rental loss insurance that covers all properties in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage, and industry practice. Certain risks such as loss from riots, war or acts of God, and, in some cases, flooding are not insurable; and therefore, we do not carry insurance for these losses. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.

Offices

Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

As of December 31, 2012, we had 84 full-time employees. The majority of these employees were “home office” personnel.

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

The United States economy is recovering from the recent recession in an uneven fashion.  Similarly, the specific markets in which we operate may face challenging economic conditions that could persist into the future.  In particular, as of December 31, 2012, 36% of our owned square footage and 39% of our total annualized base rent was located in Indiana, 27% of our owned square footage and total annualized base rent was located in Florida, and 17% of our owned square footage and 16% of our total annualized base rent was located in Texas.  This level of concentration could expose us to greater economic risks than if we owned properties in numerous geographic regions. Many states continue to deal with state fiscal budget shortfalls and high unemployment rates. Adverse economic or real estate trends in Indiana, Florida, Texas, or the surrounding regions, or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Severe disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes on reasonable terms, or at all, and have other material adverse effects on our business.

Disruptions in the credit markets generally, or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing at favorable rates or at all.  In 2008 and 2009, the United States financial and credit markets experienced significant price volatility, dislocations and liquidity disruptions, which caused market prices of many financial instruments to fluctuate substantially and the spreads on prospective debt financings to widen considerably. Those circumstances materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases resulted in the unavailability of financing. Although the credit markets have recovered from this severe dislocation, there are a number of continuing effects, including a weakening of many traditional sources of debt financing, a reduction in the overall amount of debt financing available, lower loan to value ratios, a tightening of lender underwriting standards and terms and higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. For example, as of December 31, 2012, we had approximately $29 million and $78 million of debt maturing in 2013 and 2014, respectively. If we are not successful in refinancing our outstanding debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations.

If economic conditions similar to those which existed in 2008 and 2009 re-emerge in the future, we may be forced to seek alternative sources of potentially less attractive financing, and have to adjust our business plan accordingly. In addition, we may be unable to obtain permanent financing on development projects we temporarily financed with construction loans.  Our inability to obtain such permanent financing on favorable terms, if at all, could delay the completion of our development projects and/or cause us to incur additional capital costs in connection with completing such projects, either of which could have a material adverse effect on our business and our ability to execute our business strategy. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of our common shares and other adverse effects on our business.

If our tenants are unable to secure financing necessary to continue to operate and grow their businesses and pay us rent, we could be materially and adversely affected.

Many of our tenants rely on external sources of financing to operate and grow their businesses.  As discussed above, there are a number of continuing effects of the difficult conditions experienced in the United States financial and credit markets in recent years.  If our tenants are unable to secure financing necessary to continue to operate their businesses, they may be unable to meet their rent obligations to us or enter into new leases with us or be forced to declare bankruptcy and reject our leases, which could materially and adversely affect us.

Ongoing challenging conditions in the United States and global economy, and the challenges facing our retail tenants and non-owned anchor tenants may have a material adverse effect on our financial condition and results of operations.

The United States economy is still experiencing weakness from the recession of 2008 and 2009.  This structural weakness has resulted in continuing high levels of unemployment, the bankruptcy or weakened financial condition of a number of retailers, decreased consumer spending, increased home foreclosures, low consumer confidence, a decline in residential and commercial property values and reduced demand and rental rates for retail space. Although the United States economy appears to have emerged from the worst aspects of the 2008/2009 recession, market conditions remain challenging as high levels of unemployment and low consumer confidence have persisted.  There can be no assurance that the recovery will continue. General economic factors that are beyond our control, including, but not limited to, economic recessions, decreases in consumer confidence, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, higher tax rates, continued business layoffs, downsizing and industry slowdowns, and/or rising inflation, could have a negative impact on the business of our retail tenants.  In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things, (i) have difficulty paying their rent obligations as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or request rental concenssions on such leases, or (iv) be forced to curtail operations or declare bankruptcy.  We are also susceptible to other developments that, while not directly tied to the economy, could have a material adverse effect on our business. These developments include relocations of businesses, changing demographics, increased Internet shopping, infrastructure quality, federal, state, and local budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation, decreasing valuations of real estate, and other factors.

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

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  In the event of a prolonged or severe economic downturn, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. Lease terminations or failure of a major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers because of contractual co-tenancy termination or rent reduction rights under the terms of some leases.  In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could have a material adverse effect on our results of operations. As of December 31, 2012, the five largest tenants in our operating portfolio in terms of annualized base rent were Publix, Bed Bath & Beyond, Lowe’s Home Improvement, PetSmart and Marsh Supermarkets, representing 4.2%, 3.4%, 2.1%, 2.1%, and 2.0%, respectively, of our total annualized base rent.

We face potential material adverse effects from tenant bankruptcies, and we may be unable to collect balances due from any tenant in bankruptcy or replace the tenant at current rates, or at all.

Tenant bankruptcies may increase during periods of difficult economic conditions. We cannot make any assurance that a tenant that files for bankruptcy protection will continue to pay its rent obligations. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would legally bar our efforts to collect pre-bankruptcy debts from that tenant or the lease guarantor, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages including pre-bankruptcy balances. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold from a tenant in bankruptcy, which would result in a reduction in our cash flow and in the amount of cash available for distribution to our shareholders.

Moreover, we are continually re-leasing vacant spaces resulting from tenant lease terminations. The bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could materially adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

We had $700 million of consolidated indebtedness outstanding as of December 31, 2012, which may have a material adverse effect on our financial condition and results of operations and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest may materially adversely affect our operating performance. We had $700 million of consolidated outstanding indebtedness as of December 31, 2012, of which $29 million is scheduled to mature in 2013, and $78 million is scheduled to mature in 2014.  At December 31, 2012, $361 million of our debt bore interest at variable rates ($197 million when reduced by our $164 million of fixed interest rate swaps). Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it could materially adversely affect our results of operations. For example, if market rates of interest on our variable rate debt outstanding, net of cash flow hedges, as of December 31, 2012 increased by 1%, the increase in interest expense on our variable rate debt would decrease future cash flows by $2.0 million annually.

We also intend to incur additional debt in connection with various development and redevelopment projects, and may incur additional debt with acquisitions of properties. Our organizational documents do not limit the amount of indebtedness that we may incur. We may borrow new funds to develop or acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of the real estate properties we develop or acquire. We also may borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual “REIT taxable income” (determined before the deduction of dividends paid and excluding net capital gains), or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes or otherwise avoid paying taxes that can be eliminated through distributions to our shareholders.

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

Our unsecured revolving credit facility and various other debt agreements contain certain Events of Default which include, but are not limited to, failure to make principal or interest payments when due, failure to perform or observe any term in the agreement, covenant or condition contained in the agreements, failure to maintain certain financial and operating ratios and other criteria, misrepresentations and bankruptcy proceedings.  In the event of a default under any of these agreements, the lender would have various rights including, but not limited to, the ability to require the acceleration of the payment of all principal and interest due and/or to terminate the agreements, and to foreclose on the properties.  The declaration of a default and/or the acceleration of the amount due under any such credit agreement could have a material adverse effect on our business.  For example, as of December 31, 2012, a wholly-owned subsidiary of the Company was in payment default on a $29.5 million non-recourse loan due to insufficient cash flow from the related operating property to fully support the debt service on the loan.  Under the terms of the loan agreement, interest accrues at the stated rate of 5.70% plus a 4.00% default rate and the principal balance of the loan may be called at any time at the election of the lender.  The lender has not indicated an intent to exercise its right to call the loan, but it has also not provided formal waiver thereof to the Company.  The payment default on this loan did not trigger any cross defaults on its other indebtedness or any of its derivative instruments.

However, certain of our fixed-rate and variable-rate loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans.  Our unsecured revolving credit facility agreement contains a similar provision providing that an “Event of Default” under our Term Loan will constitute an “Event of Default” under our unsecured revolving credit facility agreement.  These provisions could allow the lending institutions to accelerate the amount due under the loans.  The Company was in compliance with all applicable covenants under the unsecured revolving credit facility and Term Loan as of December 31, 2012.

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

Our ability to make expected distributions to our shareholders depends on our being able to generate substantial revenues from our properties. Periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Such events would materially and adversely affect our financial condition, results of operations, cash flow, per share trading price of our common shares and our ability to satisfy debt service obligations and to make distributions to shareholders.

In addition, other events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include but are not limited to:

•
adverse changes in the national, regional and local economic climate, particularly in: Indiana, where 36% of our owned square footage and 39% of our total annualized base rent is located; Florida, where 27% of our owned square footage and total annualized base rent is located; and Texas, where 17% of our owned square footage and 16% of our total annualized base rent is located;

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

As of December 31, 2012, we owned four of our operating properties through joint ventures. As of December 31, 2012, the four properties represented 4.7% of our annualized base rent. In addition, one of our in-process development projects is currently owned through a joint venture.  Our joint ventures may involve risks not present with respect to our wholly owned properties, including the following:

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

We compete with numerous developers, owners and operators of retail shopping centers for tenants. These competitors include institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same markets in which our properties are located, but which have greater capital resources. As of December 31, 2012, leases were scheduled to expire on a total of 5.0% of the space at our properties in 2013.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may be unable to lease on satisfactory terms to potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our leases with them expire. We also may be required to offer more substantial rent abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements than we have historically.  As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be materially adversely affected. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any capital improvements we undertake may reduce cash available for distributions to shareholders.

Our future developments and acquisitions may not yield the returns we expect or may result in dilution in shareholder value.

We have six in-process development/redevelopment projects and four future development/redevelopment projects. New development projects and property acquisitions are subject to a number of risks, including, but not limited to:

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

We currently have three in-process redevelopment projects and one future redevelopment project. We expect to redevelop certain of our other properties in the future. In connection with any redevelopment of our properties, we will bear certain risks, including the risk of construction delays or cost overruns that may increase project costs and make a project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, various tenants may have the right to withdraw from a property if a development and/or redevelopment project is not completed on time. In the case of a redevelopment project, consents may be required from various tenants in order to redevelop a center. In the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss or an impairment charge could occur.

We may not be able to sell properties when appropriate and could, under certain circumstances, be required to pay certain tax indemnities related to the properties we sell.

Real estate property investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future.  In addition, in connection with our formation at the time of our initial public offering (“IPO”), we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners of our Operating Partnership. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, we will indemnify the contributors of those properties for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment). The six properties to which our tax indemnity obligations relate represented 16.0% of our annualized base rent in the aggregate as of December 31, 2012. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza, Thirty South and Market Street Village. We also agreed to limit the aggregate gain certain limited partners of our Operating Partnership would recognize, with respect to certain other contributed properties through December 31, 2016, to not more than $48 million in total, with certain annual limits, unless we reimburse them for the taxes attributable to the excess gain (and any taxes imposed on the reimbursement payments), and take certain other steps to help them avoid incurring taxes that were deferred in connection with the formation transactions.

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

         In the future, we may be unable to renew or duplicate our current insurance coverage at adequate levels or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, environmental liabilities, or other catastrophic events including hurricanes and floods, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property after a covered period of time, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Events such as these could adversely affect our results of operations and our ability to meet our obligations.

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

Most of our leases contain provisions requiring the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance.  However, increased inflation could have a more pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time.  It may also limit our ability to recover all of our operating expenses. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable.  In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses.

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

(2)   Our declaration of trust permits our Board of Trustees to issue preferred shares with terms that may discourage a third party from acquiring us. Our declaration of trust permits our Board of Trustees to issue up to 40,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our Board. Thus, our Board could authorize the issuance of additional preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares. In addition, any additional preferred shares that we issue likely would, like our Series A Preferred Shares, rank senior to our common shares with respect to payment of distributions, in which case we could not pay any distributions on our common shares until full distributions were paid with respect to such preferred shares.

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

If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2012, we had outstanding 77,728,697 common shares. Of these shares, 77,247,877 are freely tradable with the remainder held generally by our “affiliates,” as that term is defined by Rule 144 under the Securities Act. In addition, 6,738,784 units of our Operating Partnership are owned by our executive officers and other individuals, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC to register common shares issued (or issuable upon redemption of units in our Operating Partnership) in our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

Certain officers and trustees may have interests that conflict with the interests of shareholders.

Certain of our officers own limited partner units in our Operating Partnership. These individuals may have personal interests that conflict with the interests of our shareholders with respect to business decisions affecting us and our Operating Partnership, such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment. As a result, the effect of certain transactions on these unit holders may influence our decisions affecting these properties.

Departure or loss of our key officers could have an adverse effect on us.

Our future success depends, to a significant extent, upon the continued services of our existing executive officers.  Our executive officers’ experience in real estate acquisition, development and finance are critical elements of our future success. We have employment agreements for one-year terms with each of our executive officers.  These agreements automatically renew for a one-year term unless either we or the officer elects not to renew them.  These agreements have been automatically renewed for our three executive officers through December 31, 2013.  If one or more of our key executives were to die, become disabled or otherwise leave the company's employ, we may not be able to replace this person with an executive officer of equal skill, ability, and industry expertise. Until suitable replacements could be identified and hired, if at all, our operations and financial condition could be impaired.

We depend on external capital to fund our capital needs.

To qualify as a REIT, we are required to distribute to our shareholders each year at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains). In order to eliminate federal income tax, we are required to distribute annually 100% of our net taxable income, including capital gains. Partly because of these distribution requirements, we may not be able to fund all future capital needs, including capital for property development and acquisitions, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms, if at all.  Any additional debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing shareholders.  Our access to third-party sources of capital depends on a number of things, including:

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

Maryland law provides that a director or officer has limited liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests that an ordinarily prudent person in a like position would use under similar circumstances. Our declaration of trust and bylaws require us to indemnify our trustees and officers for actions taken by them in those capacities to the extent permitted by Maryland law.

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

Our share price could be volatile and could decline, resulting in a substantial or complete loss of our shareholders’ investment.

The stock markets (including The New York Stock Exchange, or the “NYSE,” on which we list our common and preferred shares) have experienced significant price and volume fluctuations. The market price of our common and preferred shares could be similarly volatile, and investors in our shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

•	our financial condition and operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication by securities analysts of research reports about us or our industry;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry including tax reform;

•	speculation in the press or investment community;

•	actions by institutional shareholders or hedge funds;

•	increase or decrease in dividends;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

Moreover, an active trading market on the NYSE for our Series A Preferred Shares may not exist or, if it does exist, may not last, in which case the trading price of our Series A Preferred Shares could be adversely affected.  In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Holders of our Series A Preferred Shares have extremely limited voting rights.

Holders of our Series A Preferred Shares have extremely limited voting rights. Our common shares are the only class of our equity securities carrying full voting rights. Voting rights for holders of Series A Preferred Shares exist primarily with respect to the ability to appoint additional trustees to our Board of Trustees in the event that six quarterly dividends (whether or not consecutive) payable on our Series A Preferred Shares are in arrears, and with respect to voting on amendments to our declaration of trust or our Series A Preferred Shares Articles Supplementary that materially and adversely affect the rights of Series A Preferred Shares holders or create additional classes or series of preferred shares that are senior to our Series A Preferred Shares. Other than in very limited circumstances, holders of our Series A Preferred Shares will not have voting rights.

TAX RISKS

Failure of our company to qualify as a REIT would have serious adverse consequences to us and our shareholders.

We believe that we have qualified for taxation as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004.  We intend to continue to meet the requirements for qualification and taxation as a REIT, but we cannot assure shareholders that we will qualify as a REIT. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. As a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains). The fact that we hold substantially all of our assets through our Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

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

The American Taxpayer Relief Act of 2012 (“ATRA”) was enacted on January 3, 2013.  Under ATRA, for taxable years beginning in 2013, for noncorporate taxpayers, the maximum rate applicable to “qualified dividend income” paid by regular “C” corporations to U.S. shareholders  generally is 20%, and there is no certainty as to how long this rate will be applicable.  Dividends payable by REITs, however, generally are not eligible for the current reduced rate. Although ATRA does not adversely affect the taxation of REITs or dividends payable by REITs, it could cause noncorporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stocks of regular “C” corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Retail Operating Properties

As of December 31, 2012, we owned interests in a portfolio of 54 retail operating properties totaling 8.4 million square feet of gross leasable area (“GLA”) (including non-owned anchor space).  The following tables set forth more specific information with respect to the Company’s retail operating properties as of December 31, 2012:

OPERATING RETAIL PROPERTIES - TABLE I

Property1	State	MSA	Year Built/Renovated	Year Added to Operating Portfolio	Acquired, Redeveloped, or Developed	Total GLA2	Owned GLA2	Percentage of Owned GLA Leased3
12th Street Plaza	FL	Vero Beach	1978/2003	2012	Acquired	141,323	138,268	96.6%
Bayport Commons7	FL	Oldsmar	2008	2008	Developed	268,556	97,112	88.9%
Cobblestone Plaza	FL	Ft. Lauderdale	2011	2011	Developed	143,493	133,214	97.1%
Cove Center	FL	Stuart	1984/2008	2012	Acquired	154,696	154,696	96.7%
Estero Town Commons7	FL	Naples	2006	2007	Developed	206,600	25,631	56.9%
Indian River Square	FL	Vero Beach	1997/2004	2005	Acquired	379,246	142,706	95.9%
International Speedway Square	FL	Daytona	1999	1999	Developed	242,995	231,023	98.3%
King's Lake Square	FL	Naples	1986	2003	Acquired	85,497	85,497	89.3%
Lithia Crossing	FL	Tampa	2003	2011	Acquired	96,513	91,067	90.0%
Pine Ridge Crossing	FL	Naples	1993	2006	Acquired	258,874	105,515	94.9%
Riverchase Plaza	FL	Naples	1991/2001	2006	Acquired	78,380	78,330	97.4%
Shops at Eagle Creek	FL	Naples	1983	2003	Redeveloped	72,271	69,980	87.9%
Tarpon Bay Plaza	FL	Naples	2007	2007	Developed	276,346	82,547	94.6%
Gainesville Plaza	FL	Gainesville	1970	2004	Acquired	177,826	177,826	90.9%
Waterford Lakes Village	FL	Orlando	1997	2004	Acquired	77,948	77,948	96.1%
Kedron Village	GA	Atlanta	2006	2006	Developed	282,125	157,345	89.2%
Publix at Acworth	GA	Atlanta	1996	2004	Acquired	69,628	69,628	81.6%
The Centre at Panola	GA	Atlanta	2001	2004	Acquired	73,079	73,079	93.6%
Fox Lake Crossing	IL	Chicago	2002	2005	Acquired	99,072	99,072	87.8%
Naperville Marketplace	IL	Chicago	2008	2008	Developed	169,600	83,763	98.1%
54th & College	IN	Indianapolis	2008	2008	Developed	20,100	—	*
Beacon Hill7	IN	Crown Point	2006	2007	Developed	127,821	57,191	80.5%
Boulevard Crossing	IN	Kokomo	2004	2004	Developed	213,696	124,629	95.9%
Bridgewater Marketplace	IN	Indianapolis	2008	2008	Developed	50,820	25,975	68.2%
Cool Creek Commons	IN	Indianapolis	2005	2005	Developed	137,107	124,646	95.6%
DePauw University Bookstore & Cafe	IN	Greencastle	2012	2012	Developed	11,974	11,974	100.0%
Eddy Street Commons (Retail Only)	IN	South Bend	2009	2010	Developed	88,143	88,143	92.8%
Fishers Station4	IN	Indianapolis	1989	2004	Acquired	116,885	116,885	95.3%
Geist Pavilion	IN	Indianapolis	2006	2006	Developed	64,114	64,114	79.5%
Glendale Town Center	IN	Indianapolis	1958/2008	2008	Redeveloped	685,827	392,427	98.5%
Greyhound Commons	IN	Indianapolis	2005	2005	Developed	153,187	—	*
Hamilton Crossing Centre	IN	Indianapolis	1999	2004	Acquired	87,353	82,353	98.3%
Red Bank Commons	IN	Evansville	2005	2006	Developed	324,308	34,258	67.3%
Rivers Edge	IN	Indianapolis	2011	2011	Redeveloped	149,209	149,209	100.0%
Stoney Creek Commons	IN	Indianapolis	2000	2000	Developed	189,527	84,330	100.0%
The Corner	IN	Indianapolis	1984/2003	1984	Developed	42,534	42,534	93.8%
Traders Point	IN	Indianapolis	2005	2005	Developed	348,835	279,684	99.2%
Traders Point II	IN	Indianapolis	2005	2005	Developed	46,600	46,600	63.5%
Whitehall Pike	IN	Bloomington	1999	1999	Developed	128,997	128,997	100.0%
Zionsville Walgreens	IN	Indianapolis	2012	2012	Developed	14,550	14,550	100.0%
Oleander Place	NC	Wilmington	2012	2012	Redeveloped	47,610	45,530	100.0%
Ridge Plaza	NJ	Oak Ridge	2002	2003	Acquired	115,088	115,088	79.9%
Eastgate Pavilion	OH	Cincinnati	1995	2004	Acquired	236,230	236,230	100.0%
Cornelius Gateway7	OR	Portland	2006	2007	Developed	35,800	21,324	62.3%
Shops at Otty5	OR	Portland	2004	2004	Developed	154,845	9,845	100.0%
Shoppes at Plaza Green	SC	Greenville	2000	2012	Acquired	195,534	195,534	94.8%
Publix at Woodruff	SC	Greenville	1997	2012	Acquired	68,055	68,055	97.4%
Burlington Coat Factory6	TX	San Antonio	1992/2000	2000	Redeveloped	107,400	107,400	100.0%
Cedar Hill Village	TX	Dallas	2002	2004	Acquired	139,092	44,214	97.0%
Market Street Village	TX	Hurst	1970/2004	2005	Acquired	163,625	156,625	100.0%
Plaza at Cedar Hill	TX	Dallas	2000	2004	Acquired	303,458	303,458	98.2%
Plaza Volente	TX	Austin	2004	2005	Acquired	160,333	156,333	96.9%
Sunland Towne Centre	TX	El Paso	1996	2004	Acquired	311,413	306,437	88.6%
50th & 12th	WA	Seattle	2004	2004	Developed	14,500	14,500	100.0%
					TOTAL	8,408,638	5,823,319	94.2%

OPERATING RETAIL PROPERTIES - TABLE I (continued)

____________________
*	Property consists of ground leases only and, therefore, no Owned GLA. 54th & College is a single ground lease property; Greyhound Commons has two of four outlots leased.

1	All properties are wholly owned, except as indicated. Unless otherwise noted, each property is owned in fee simple by the Company.

2	Owned GLA represents gross leasable area that is owned by the Company. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space, and non-owned structures on ground leases.

3	Percentage of Owned GLA Leased reflects Owned GLA/net rentable area (“NRA”) leased as of December 31, 2012, except for Greyhound Commons and 54th & College (see *).

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

6
The Company does not own the land at this property. It has leased the land pursuant to a ground lease that expires in 2013. The Company has four remaining five-year renewal options and a right of first refusal to purchase the land.

7	The Company owns and manages the following properties through joint ventures with third parties: Beacon Hill (50%); Cornelius Gateway (80%); and Bayport Commons (60%).

OPERATING RETAIL PROPERTIES – TABLE II

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue1	Annualized Ground Lease Revenue	Annualized Total Retail Revenue	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA2	Major Tenants and Non-Owned Anchors3
12th Street Plaza	FL	Vero Beach	$7,765,978	$1,252,327	$ —	$1,252,327	1.69%	$9.37	Publix, Stein Mart, Tuesday Morning, Sunshine Furniture, Planet Fitness
Bayport Commons	FL	Oldsmar	12,914,303	1,579,951	-	1,579,951	2.13%	18.29	PetSmart, Michaels, Target (non-owned)
Cobblestone Plaza	FL	Ft. Lauderdale	—	3,265,993	250,000	3,515,993	4.73%	25.25	Whole Foods, Party City, All Pets Emporium
Cove Center	FL	Stuart	—	1,431,464	-	1,431,464	1.93%	9.57	Publix, Beall’s
Estero Town Commons	FL	Naples	—	339,704	750,000	1,089,704	1.47%	23.30	Lowe's Home Improvement
Indian River Square	FL	Vero Beach	12,658,987	1,477,601	125,000	1,602,601	2.16%	10.79	Beall's, Office Depot, Target (non-owned), Lowe's Home Improvement (non-owned)
International Speedway Square	FL	Daytona	20,577,546	2,369,468	418,475	2,787,943	3.75%	10.44	Bed Bath & Beyond, Stein Mart, Old Navy, Staples, Michaels, Dick’s Sporting Goods
King's Lake Square	FL	Naples	—	861,180	-	861,180	1.16%	11.28	Publix, Retro Fitness
Lithia Crossing	FL	Tampa	—	1,144,571	72,000	1,216,571	1.64%	13.97	Stein Mart
Pine Ridge Crossing	FL	Naples	17,285,953	1,597,003	-	1,597,003	2.15%	15.95	Publix, Target (non-owned), Beall's (non-owned)
Riverchase Plaza	FL	Naples	10,371,572	1,122,118	-	1,122,118	1.51%	14.70	Publix
Shops at Eagle Creek	FL	Naples	—	867,422	55,104	922,526	1.24%	14.11	Staples, Lowe’s Home Improvement (non-owned)
Tarpon Bay Plaza	FL	Naples	—	1,665,782	100,000	1,765,782	2.38%	21.32	Cost Plus, A C Moore, Staples, Target (non-owned)
Gainesville Plaza	FL	Gainesville	—	833,025	-	833,025	1.12%	5.15	Books-A-Million, Save-A-Lot, Wal-Mart
Waterford Lakes Village	FL	Orlando	—	913,496	-	913,496	1.23%	12.19	Winn-Dixie
Kedron Village	GA	Atlanta	29,464,314	2,411,464	-	2,411,464	3.24%	17.18	Bed Bath & Beyond, Ross, PETCO, Target (non-owned)
Publix at Acworth	GA	Atlanta	—	645,107	-	645,107	0.87%	11.35	Publix
The Centre at Panola	GA	Atlanta	3,035,797	795,662	-	795,662	1.07%	11.64	Publix
Fox Lake Crossing	IL	Chicago	—	1,165,857	-	1,165,857	1.57%	13.40	Dominick's Finer Foods
Naperville Marketplace	IL	Chicago	—	1,050,501	-	1,050,501	1.41%	12.79	TJ Maxx, PetSmart, Caputo’s (non-owned)
54th & College	IN	Indianapolis	—	-	260,000	260,000	0.35%	-	The Fresh Market (non-owned)
Beacon Hill	IN	Crown Point	7,041,750	678,147	-	678,147	0.91%	14.73	Strack & Van Til (non-owned), Walgreens (non-owned)
Boulevard Crossing	IN	Kokomo	—	1,677,655	-	1,677,655	2.26%	14.04	PETCO, TJ Maxx, Ulta Salon, Kohl's (non-owned)
Bridgewater Marketplace	IN	Indianapolis	2,000,000	306,929	-	306,929	0.41%	17.33	Walgreens (non-owned)
Cool Creek Commons	IN	Indianapolis	17,166,085	1,942,719	-	1,942,719	2.61%	16.31	The Fresh Market, Stein Mart, Bang Fitness
DePauw University Bookstore and Café	IN	Greencastle	—	100,119	-	100,119	0.13%		Folletts, Starbucks
Eddy Street Commons	IN	South Bend	25,064,365	1,922,901	-	1,922,901	2.59%	23.51	Hammes Bookstore, Urban Outfitters
Fishers Station	IN	Indianapolis	8,000,000	1,281,804	-	1,281,804	1.72%	11.51	Marsh Supermarkets, Goodwill, Dollar Tree
Geist Pavilion	IN	Indianapolis	11,003,937	856,279	-	856,279	1.15%	16.80	Goodwill, Ace Hardware
Glendale Town Center	IN	Indianapolis	—	2,591,761	-	2,591,761	3.49%	6.70	Macy’s, Landmark Theatres, Staples, Indianapolis Library, Lowe's Home Improvement (non-owned), Target (non-owned), Walgreens (non-owned)
Greyhound Commons	IN	Indianapolis	—	-	221,748	221,748	0.30%	-	Lowe's Home Improvement (non-owned)
Hamilton Crossing Centre	IN	Indianapolis	—	1,506,022	78,650	1,584,672	2.13%	18.60	Office Depot
Red Bank Commons	IN	Evansville	—	316,356	-	316,356	0.43%	13.72	Wal-Mart (non-owned), Home Depot (non-owned)
Rivers Edge	IN	Indianapolis	—	2,834,774	-	2,834,774	3.81%	19.00	Buy Buy Baby, Nordstrom Rack, The Container Store, Arhaus Furniture
Stoney Creek Commons	IN	Indianapolis	—	998,823	-	998,823	1.34%	11.84	HH Gregg , Office Depot, Lowe's Home Improvement (non-owned)
The Corner	IN	Indianapolis	—	613,210	-	613,210	0.83%	15.37	Hancock Fabrics
Traders Point	IN	Indianapolis	45,091,190	4,105,562	435,000	4,540,562	6.11%	14.80	Dick's Sporting Goods, AMC Theatre, Marsh, Bed Bath & Beyond, Michaels, Old Navy, PetSmart
Traders Point II	IN	Indianapolis	—	773,511	-	773,511	1.04%	26.13
Whitehall Pike	IN	Bloomington	7,207,871	1,014,000	-	1,014,000	1.36%	7.86	Lowe's Home Improvement
Zionsville Walgreens	IN	Indianapolis	3,340,940	426,000	-	426,000	0.57%	29.28	Walgreens

OPERATING RETAIL PROPERTIES – TABLE II (continued)

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue1	Annualized Ground Lease Revenue	Annualized Total Retail Revenue	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA2	Major Tenants and Non-Owned Anchors3
Oleander Place	NC	Wilmington	—	727,784	80,000	807,784	1.09%	15.98	Whole Foods
Ridge Plaza	NJ	Oak Ridge	14,243,655	1,476,023	-	1,476,023	1.99%	16.06	A&P Grocery, CVS
Eastgate Pavilion	OH	Cincinnati	16,482,000	2,139,270	-	2,139,270	2.88%	9.06	Best Buy, Dick's Sporting Goods, Value City Furniture, PetSmart, DSW
Cornelius Gateway	OR	Portland	—	268,608	-	268,608	0.36%	20.22	FedEx/Kinko’s
Shops at Otty	OR	Portland	—	277,494	136,300	413,794	0.56%	28.19	Wal-Mart (non-owned)
Shoppes at Plaza Green	SC	Greenville	—	2,236,271	-	2,236,271	3.01%	12.07	Bed Bath & Beyond, Christmas Tree Shops, Sears, Party City, Shoe Carnival, AC Moore, Old Navy
Publix at Woodruff	SC	Greenville	—	676,208	-	676,208	0.91%	10.21	Publix
Burlington Coat Factory	TX	San Antonio	—	537,000	-	537,000	0.72%	5.00	Burlington Coat Factory
Cedar Hill Village	TX	Dallas	—	726,156	-	726,156	0.98%	16.94	24 Hour Fitness, JC Penney (non-owned)
Market Street Village	TX	Hurst	—	1,802,597	33,000	1,835,597	2.47%	11.51	Jo-Ann Fabric, Ross, Office Depot, Buy Buy Baby
Plaza at Cedar Hill	TX	Dallas	—	3,655,482	-	3,655,482	4.92%	12.27	Hobby Lobby, Office Max, Ross, Marshalls, Sprouts Farmers Market, Toys “R” Us/Babies “R” Us, HMY Roomstore, DSW
Plaza Volente	TX	Austin	27,297,725	2,367,204	110,000	2,477,204	3.33%	15.62	H-E-B Grocery
Sunland Towne Centre	TX	El Paso	24,599,344	2,974,527	115,290	3,089,817	4.16%	10.96	PetSmart, Ross, HMY Roomstore, Kmart, Bed Bath & Beyond, Specs Fine Wines
50th & 12th	WA	Seattle	4,125,671	475,000	-	475,000	0.64%	32.76	Walgreens
		TOTAL	$326,738,983	$71,075,890	$3,240,567	$74,316,457	100%	$12.95

____________________
1
Annualized Base Rent Revenue represents the contractual rent for December 2012 for each applicable property, multiplied by 12. This table does not include Annualized Base Rent from development property tenants open for business as of December 31, 2012. Excludes tenant reimbursements.

2	Owned GLA represents gross leasable area that is owned by the Company. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space and non-owned structures on ground leases.

Commercial Properties

As of December 31, 2012, we owned interests in two operating commercial properties totaling 0.4 million square feet of NRA and an associated parking garage.  The following sets forth more specific information with respect to the Company’s commercial properties as of December 31, 2012:

OPERATING COMMERCIAL PROPERTIES

Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Encumbrances	Owned NRA	Percentage of Owned NRA Leased	Annualized Base Rent1	Percentage of Annualized Commercial Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants
Indiana
30 South2	Indianapolis	1905/2002	Redeveloped	$20,476,090	300,095	91.9%	$4,841,650	81.3%	$17.57	Indiana Supreme Court, City Securities, Kite Realty Group, Lumina Foundation
Union Station Parking Garage3	Indianapolis	1986	Acquired	—	N/A	N/A	N/A	N/A	N/A	Denison Parking
Eddy Street Office (part of Eddy Street Commons) 4	South Bend	2009	Developed	—	81,628	100.0%	1,116,736	18.7%	13.68	University of Notre Dame Offices
			TOTAL	$20,476,090	381,723	93.6%	$5,958,386	100.0%	$16.68

____________________
1	Annualized Base Rent represents the monthly contractual rent for December 2012 for each applicable property, multiplied by 12. Excludes tenant reimbursements.

2	Annualized Base Rent includes $779,507 from the Company and subsidiaries as of December 31, 2012.

3	The garage is managed by a third party.

4	The Company also owns Eddy Street Commons in South Bend, Indiana along with a parking garage that serves a hotel and the office and retail components of the property.

In-Process Development / Redevelopment Projects

In addition to our operating retail properties, as of December 31, 2012, we owned interests in six in-process development and redevelopment projects that are expected to contain 1.3 million square feet of gross leasable area (including non-owned anchor space) upon completion. The following sets forth more specific information with respect to the Company’s retail development properties as of December 31, 2012:

Project	Company Ownership %	Project Type	MSA	Encumbrances	Actual/ Projected Opening Date1	Projected Owned GLA2	Projected Total GLA3	Percent of Owned GLA Pre-Leased/ Committed5	Total Estimated Project Cost6	Cost Incurred as of December 31, 20126,7	Major Tenants and Non-owned Anchors
Delray Marketplace, FL8	50%	Development	Delray Beach	$43,225,945	Q4 2012	254,686	265,399	80.9%	$95,000	$89,075	Publix, Frank Theatres, Max's Grille, Charming Charlie, Chico's, White House/Black Market, Jos. A Bank
Holly Springs Towne Center (formerly New Hill Place), NC – Phase I	100%	Development	Raleigh	8,949,409	Q1 2013	204,936	374,334	85.4%	57,000	38,072	Target (non-owned), Dick’s Sporting Goods, Marshall’s, Michael’s, PETCO, Charming Charlie, Ulta Salon, Pier 1 Imports
Four Corner Square / Maple Valley, WA 9	100%	Redevelopment	Seattle	12,625,273	Q1 2013	108,523	118,523	86.5%	23,500	19,827	Do It Best Hardware, Walgreens, Grocery Outlet
Rangeline Crossing (formerly The Centre), IN	100%	Redevelopment	Indianapolis	4,014,582	Q2 2013	84,327	84,327	94.5%	15,500	2,939	Earth Fare, Walgreens, Old National Bank, Panera
Parkside Town Commons, NC – Phase I3	100%	Development	Raleigh	13,604,000	Q2 2014	98,979	291,144	53.5%	39,000	12,967	Target (non-owned), Harris Teeter (ground lease), Jr. Box
Bolton Plaza, FL	100%	Redevelopment	Jacksonville	—	Q1 2014	155,637	155,637	84.2%	10,300	3,173	Academy Sports & Outdoors, LA Fitness
	Total In-Process Development / Redevelopment Projects			$82,419,209		907,088	1,289,364	81.4%	$240,300	$166,053

Cost incurred as of December 31, 2012 included in Construction in progress on consolidated balance sheet7										$145,626

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

5
Excludes outlot land parcels owned by the Company and ground leased to tenants. Includes leases under negotiation for approximately 16,628 square feet for which the Company has signed non-binding letters of intent.

6	Dollars in thousands. Reflects both the Company’s and partners’ share of costs.

7	Cost incurred is reclassified to fixed assets on the consolidated balance sheet on a pro-rata basis as portions of the asset are placed in service.

8
The Company owns Delray Marketplace through a joint venture through which it earns a preferred return (which is expected to deliver the majority of the joint venture’s cash flow to the Company), and 50% of the joint venture’s cash flow thereafter.

9
Total estimated project cost for Four Corner Square/Maple Valley is shown net of projected sales of $9.9 million. The cost incurred represents the cost primarily related to the Maple Valley land and site work performed to date.

Future Development and Redevelopment Activity

In addition to our in-process development and redevelopment pipeline, as displayed in the table above, we have interests in four future development and redevelopment projects, which include land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financings.  With respect to each asset in the future development pipeline, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  As of December 31, 2012, this future pipeline consisted of four projects that are expected to contain 1.0 million square feet at a total estimated project cost of $131.9 million.

Project	Project Type	MSA	Company Ownership %	Encumbrances	Estimated Total GLA1	Total Estimated Project Cost1,2	Cost Incurred as of Dec. 31, 20122	Major Tenants and Non-owned Anchors

Courthouse Shadows, FL3	Redevelopment	Naples	100%	$—	134,867	$2,500	$442	Publix, Office Max
Broadstone Station, NC	Development	Raleigh	100%	—	345,000	19,100	16,261	Shops, Pad Sales, Jr. Boxes, Super Wal-Mart (non-owned)
Holly Springs Towne Center, NC Phase II	Development	Raleigh	100%	—	170,000	44,300	15,937	Target (non-owned), Frank Theatres, and three Junior Anchors
Parkside Town Commons, NC – Phase II	Development	Raleigh	100%	—	306,350	66,000	18,148	Frank Theatres, Jr. Boxes, Restaurants
TOTAL				$—	956,217	$131,900	$50,788

____________________
1	Total Estimated Project Cost and Estimated Total GLA based on preliminary site plans and include non-owned anchor space that exists or is currently under construction.

2	Dollars in thousands.

3	Redevelopment properties are not reflected in operating portfolio statistics.

Land Held for Future Development

As of December 31, 2012, we owned interests in land parcels comprising 91 acres that are expected to be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.

Tenant Diversification

No individual retail or commercial tenant accounted for more than 4.2% of the portfolio’s annualized base rent for the year ended December 31, 2012. The following table sets forth certain information for the largest 10 tenants and non-owned anchor tenants (based on total GLA) open for business or for which ground lease payments are being made at the Company’s retail properties based on minimum rents in place as of December 31, 2012:

TOP 10 RETAIL TENANTS BY GROSS LEASABLE AREA

Tenant	Number of Stores	Total GLA	Number of Leases	Company Owned GLA1	Number of Anchor Owned Stores	Anchor Owned GLA2
Lowe's Home Improvement3	6	832,630	2	128,997	4	703,633
Target	6	665,732	—	—	6	665,732
Publix	9	432,368	9	432,368	—	—
Wal-Mart	3	393,161	1	103,161	2	290,000
Bed Bath & Beyond4	9	263,816	9	263,816	—	—
Federated Department Stores	1	237,455	1	237,455	—	—
Beall's	4	186,607	3	150,163	1	36,444
Dick's Sporting Goods	3	171,737	3	171,737	—	—
Home Depot	1	140,000	—	—	1	140,000
Stein Mart	4	138,800	4	138,800	—	—
	46	3,462,306	32	1,626,497	14	1,835,809

____________________
1	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

2	Includes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

3	The Company has entered into one ground lease with Lowe’s Home Improvement for a total of 163,000 square feet, which is included in Anchor Owned GLA.

4	Includes Buy Buy Baby and Christmas Tree Shops which are owned by the same parent company.

The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail and commercial properties based on minimum rents in place as of December 31, 2012:

TOP 25 TENANTS BY ANNUALIZED BASE RENT1, 2

Tenant	Type of Property	Number of Stores	Leased GLA/NRA2	% of Owned GLA/NRA of the Portfolio	Annualized Base Rent1	Annualized Base Rent per Sq. Ft.3	% of Total Portfolio Annualized Base Rent
Publix	Retail	9	432,368	7.0%	$3,450,912	$7.98	4.2%
Bed Bath & Beyond 4	Retail	9	263,816	4.3%	2,804,872	10.63	3.4%
Lowe's Home Improvement	Retail	2	128,997	2.1%	1,764,000	6.04	2.1%
PetSmart	Retail	5	126,992	2.1%	1,725,033	13.58	2.1%
Marsh Supermarkets	Retail	2	124,902	2.0%	1,633,958	13.08	2.0%
Dick's Sporting Goods	Retail	3	171,737	2.8%	1,404,508	8.18	1.7%
Indiana Supreme Court	Commercial	1	75,488	1.2%	1,346,712	17.84	1.6%
Staples	Retail	4	89,797	1.5%	1,226,835	13.66	1.5%
Beall’s	Retail	3	150,163	2.4%	1,201,967	8.00	1.5%
Ross Stores	Retail	4	117,761	1.9%	1,188,144	10.09	1.4%
HEB Grocery Company	Retail	1	105,000	1.7%	1,155,000	11.00	1.4%
Whole Foods	Retail	2	66,144	1.1%	1,043,976	15.78	1.3%
Office Depot	Retail	4	96,060	1.6%	1,027,338	10.69	1.3%
Stein Mart	Retail	4	138,800	2.3%	936,346	6.75	1.1%
Best Buy	Retail	2	75,045	1.2%	911,993	12.15	1.1%
Walgreens	Retail	2	29,050	0.5%	901,000	31.02	1.1%
City Financial Corp	Commercial	1	52,151	0.8%	855,000	16.39	1.0%
Mattress Firm	Retail	8	33,465	0.5%	853,424	25.50	1.0%
Kmart	Retail	1	110,875	1.8%	850,379	7.67	1.0%
Dominick's	Retail	1	65,977	1.1%	841,207	12.75	1.0%
TJX Companies	Retail	3	89,550	1.5%	834,813	9.32	1.0%
Michaels	Retail	3	68,989	1.1%	804,460	11.66	1.0%
A & P	Retail	1	58,732	1.0%	725,340	12.35	0.9%
AC Moore	Retail	2	43,177	0.7%	649,446	15.04	0.8%
Nordstrom Rack	Retail	1	35,200	0.6%	633,600	18.00	0.8%
TOTAL			2,750,236	44.8%	$30,770,263	$10.53	37.3%

____________________
1	Annualized Base Rent represents the monthly contractual rent for December 2012 for each applicable tenant multiplied by 12. Annualized Base Rent does not include tenant reimbursements.

2	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

3	Annualized Base Rent per square foot is adjusted to account for the estimated square footage attributed to structures on land owned by the Company and ground leased to tenants.

4	Includes Buy Buy Baby and Christmas Tree Shops, which are owned by the same parent company.

Geographic Information

The Company owns 54 operating retail properties, totaling approximately 5.8 million of owned square feet in eleven states. As of December 31, 2012, the Company owned interests in two operating commercial properties, totaling approximately 0.4 million square feet of net rentable area. Both of these commercial properties are located in the state of Indiana. The following table summarizes the Company’s operating properties by state as of December 31, 2012:

	Number of Operating Properties1	Owned GLA/NRA2	Percent of Owned GLA/NRA	Total Number of Leases	Annualized Base Rent3	Percent of Annualized Base Rent	Annualized Base Rent per Leased Sq. Ft.
Indiana	22	2,250,222	36.3%	242	$29,904,958	38.8%	$14.04
• Retail	20	1,868,499	30.1%	224	23,946,572	31.1%	13.51
• Commercial	2	381,723	6.2%	18	5,958,386	7.7%	16.68
Florida	15	1,691,360	27.3%	218	20,721,105	26.9%	13.05
Texas	6	1,074,467	17.3%	82	12,062,964	15.7%	11.74
Georgia	3	300,052	4.8%	55	3,852,233	5.0%	14.50
South Carolina	2	263,589	4.3%	21	2,912,478	3.8%	11.58
Illinois	2	182,835	3.0%	17	2,216,357	2.9%	13.10
Ohio	1	236,230	3.8%	7	2,139,270	2.8%	9.06
New Jersey	1	115,088	1.9%	12	1,476,023	1.9%	16.06
North Carolina	1	45,530	0.7%	6	727,784	0.9%	15.98
Oregon	2	31,169	0.5%	13	546,102	0.7%	23.61
Washington	1	14,500	0.2%	1	475,000	0.6%	32.76
	56	6,205,042	100.0%	674	$77,034,274	100.0%	$13.18

____________________
1
This table includes operating retail properties, operating commercial properties, and ground lease tenants who commenced paying rent as of December 31, 2012 and excludes six retail properties under redevelopment.

2
Owned GLA/NRA represent gross leasable area or net leasable area owned by the Company.  It does not include 29 parcels or outlots owned by the Company and ground leased to tenants, which contain 18 non-owned structures totaling approximately 357,104 square feet.  It also excludes the square footage of Union Station Parking Garage.

3	Annualized Base Rent excludes $3,240,567 in annualized ground lease revenue attributable to parcels and outlots owned by the Company and ground leased to tenants.

Lease Expirations

In 2013, leases representing 4.7% of total annualized base rent and 5.0% of total GLA/NRA expire. The following tables show scheduled lease expirations for retail and commercial tenants and in-process development property tenants open for business as of December 31, 2012, assuming none of the tenants exercise renewal options.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO1

	Number of Expiring Leases1	Expiring GLA/NRA2	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent3	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2013	74	307,529	5.0%	$3,718,576	4.7%	$12.09	$—
2014	84	427,871	7.0%	6,236,599	7.8%	14.58	340,475
2015	91	782,212	12.8%	10,259,585	12.9%	13.12	198,650
2016	106	849,707	13.9%	8,535,598	10.7%	10.05	—
2017	106	689,219	11.3%	10,298,769	12.9%	14.94	351,300
2018	61	541,607	8.9%	6,633,087	8.3%	12.25	—
2019	24	235,517	3.9%	3,476,019	4.4%	14.76	33,000
2020	28	395,920	6.5%	4,360,301	5.5%	11.01	156,852
2021	33	460,953	7.6%	5,626,103	7.1%	12.21	—
2022	41	490,287	8.0%	7,298,071	9.2%	14.89	—
Beyond	48	915,168	15.1%	13,204,059	16.5%	14.43	2,160,290
Total	696	6,095,990	100.0%	$79,646,767	100.0%	$13.07	$3,240,567

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO (continued)

____________________
1	Lease expiration table reflects rents in place as of December 31, 2012 and does not include option periods; 2013 expirations include 16 month-to-month tenants. This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage attributable to non-owned structures on land owned by the Company and ground leased to tenants.

3	Annualized Base Rent represents the monthly contractual rent for December 2012 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL ANCHOR TENANTS1

	Number of Expiring Leases2	Expiring GLA/NRA3	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent4	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2013	4	155,783	2.6%	$759,575	1.0%	$4.88	$—
2014	8	250,877	4.1%	2,196,613	2.8%	8.76	—
2015	19	549,809	9.0%	5,330,426	6.7%	9.70	—
2016	14	608,247	10.0%	3,643,683	4.5%	5.99	—
2017	15	412,553	6.8%	4,563,483	5.7%	11.06	—
2018	9	401,362	6.6%	3,600,295	4.5%	8.97	—
2019	8	186,989	3.1%	2,495,445	3.1%	13.35	—
2020	9	333,170	5.5%	2,920,153	3.7%	8.76	—
2021	13	390,497	6.4%	3,999,296	5.0%	10.24	—
2022	14	353,638	5.8%	4,414,997	5.5%	12.48	—
Beyond	20	687,824	11.3%	9,045,603	11.3%	13.15	990,000
Total	133	4,330,749	71.2%	$42,969,569	53.8%	$9.92	$990,000

____________________
1	Retail anchor tenants are defined as tenants that occupy 10,000 square feet or more.

2	Lease expiration table reflects rents in place as of December 31, 2012 and does not include option periods; 2012 expirations include one month-to-month tenant. This column also excludes ground leases.

3	Expiring GLA excludes square footage for non-owned ground lease structures on land we own and ground leased to tenants.

4	Annualized Base Rent represents the monthly contractual rent for December 2012 for each applicable property multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL SHOPS

	Number of Expiring Leases1	Expiring GLA/NRA1,2	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent3	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2013	68	140,728	2.3%	$2,692,987	3.5%	$19.14	$—
2014	75	168,116	2.8%	3,866,865	4.9%	23.00	340,475
2015	70	186,782	3.1%	4,143,412	5.2%	22.18	198,650
2016	92	241,460	4.0%	4,891,915	6.1%	20.26	—
2017	89	196,381	3.2%	4,302,462	5.4%	21.91	351,300
2018	51	133,206	2.2%	2,902,568	3.6%	21.79	—
2019	16	48,528	0.8%	980,575	1.2%	20.21	33,000
2020	18	52,681	0.9%	1,266,448	1.6%	24.04	156,852
2021	19	64,294	1.1%	1,485,075	1.9%	23.10	—
2022	24	85,603	1.4%	2,009,456	2.5%	23.47	—
Beyond	23	90,194	1.5%	2,177,051	2.8%	24.14	1,170,290
Total	545	1,407,973	23.3%	$30,718,814	38.7%	$21.82	$2,250,567

LEASE EXPIRATION TABLE – RETAIL SHOPS (continued)

____________________
1
Lease expiration table reflects rents in place as of December 31, 2012, and does not include option periods; 2012 expirations include 15 month-to-month tenants.  This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage to non-owned structures on land we own and ground leased to tenants.

3	Annualized Base Rent represents the monthly contractual rent for December 2012 for each applicable property multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – COMMERCIAL TENANTS

	Number of Expiring Leases1	Expiring GLA/NLA1	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent2	% of Total Annualized Base Rent3	Expiring Annualized Base Rent per Sq. Ft.
2013	2	11,018	0.2%	$266,014	0.3%	$24.14
2014	1	8,878	0.2%	173,121	0.2%	19.50
2015	2	45,621	0.8%	785,747	1.0%	17.22
2016	0	0	0.0%	0	0.0%	0.00
2017	2	80,285	1.3%	1,432,824	1.8%	17.85
2018	1	7,039	0.1%	130,224	0.2%	18.50
2019	0	0	0.0%	0	0.0%	0.00
2020	1	10,069	0.2%	173,700	0.2%	17.25
2021	1	6,162	0.1%	141,732	0.2%	23.00
2022	3	51,046	0.8%	873,619	1.1%	17.11
Beyond	5	137,150	2.3%	1,981,405	2.5%	14.45
Total	18	357,268	6.0%	$5,958,386	7.5%	$16.68
____________________
1	Lease expiration table reflects rents in place as of December 31, 2012 and does not include option periods. This column also excludes ground leases.

2	Annualized base rent represents the monthly contractual rent for December 31, 2012 for each applicable property multiplied by 12. Excludes tenant reimbursements.

Lease Activity – New and Renewal

In 2012, the Company executed 167 new and renewal leases totaling 955,800 square feet.  New leases were signed with 102 tenants for 517,500 square feet of GLA while renewal leases were signed with 65 tenants for 438,300 square feet of GLA.  The following table contains additional information about 2012 leasing activity.

	Number of Leases Signed	Square Footage Signed	Average Rental Rent per square foot
New	102	517,500	$17.80
Renewal	65	438,300	13.47
Total	167	955,800	$15.82

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “KRG”.  On February 20, 2013, the last reported sales price of our common shares on the NYSE was $6.40.

The following table sets forth, for the periods indicated, the high and low prices for our common shares:

	High	Low
Quarter Ended December 31, 2012	$5.69	$4.48
Quarter Ended September 30, 2012	$5.40	$4.84
Quarter Ended June 30, 2012	$5.54	$3.81
Quarter Ended March 31, 2012	$5.62	$4.49
Quarter Ended December 31, 2011	$4.77	$3.19
Quarter Ended September 30, 2011	$5.08	$3.53
Quarter Ended June 30, 2011	$5.43	$4.54
Quarter Ended March 31, 2011	$5.70	$4.70

Holders

The number of registered holders of record of our common shares was 160 as of January 31, 2013.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.

Distributions

Our Board of Trustees declared the following cash distributions per share to our common shareholders for the periods indicated:

Quarter	Record Date	Distribution Per Share	Payment Date
4th 2012	January 4, 2013	$0.06	January 11, 2013
3rd 2012	October 5, 2012	$0.06	October 12, 2012
2nd 2012	July 6, 2012	$0.06	July 13, 2012
1st 2012	April 5, 2012	$0.06	April 13, 2012
4th 2011	January 6, 2012	$0.06	January 13, 2012
3rd 2011	October 6, 2011	$0.06	October 13, 2011
2nd 2011	July 7, 2011	$0.06	July 14, 2011
1st 2011	April 6, 2011	$0.06	April 13, 2011

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

Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us.  Distributions in excess of taxable earnings and profits generally will be treated as a non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate federal income tax liability.  Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements.  For the taxable year ended December 31, 2012, approximately 93% of our distributions to shareholders constituted a return of capital, approximately 0% constituted taxable ordinary income dividends and approximately 7% constituted taxable capital gains.

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

We did not repurchase any of our common shares or sell any unregistered securities in 2012.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate Securities and Exchange Commission filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2007 to December 31, 2012, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period.  The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2007 and that all cash distributions were reinvested.  The shareholder return shown on the graph below is not indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kite Realty Group Trust, the S&P 500 Index, and the FTSE NAREIT Equity REITs Index

$140
$120
$100
$80
$60
$40
$20
$0
12/07
3/08
6/08
9/08
12/08
3/09
6/09
9/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
Kite Realty Group Trust
S&P 500
FTSE NAREIT Equity REITs

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/07	6/08	12/08	6/09	12/09	6/10	12/10	6/11	12/11	6/12	12/12

Kite Realty Group Trust	100.00	84.14	38.81	22.43	32.44	34.21	45.56	42.87	39.91	45.25	51.90
S&P 500	100.00	88.09	63.00	64.99	79.67	74.37	91.67	97.20	93.61	102.49	108.59
FTSE NAREIT Equity REITs	100.00	96.41	62.27	54.67	79.70	84.13	101.99	112.39	110.45	126.91	130.39

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth, on a historical basis, selected financial and operating information. The financial information has been derived from our consolidated balance sheets and statements of operations and includes reclassifications of properties sold in 2012 as discontinued operations for all years presented.  This information should be read in conjunction with our audited consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31
	20121	20112	2010	2009 3	20084
	($ in thousands, except share and per share data)
Operating Data:
Revenues:
Rental related revenue	$100,759	$93,635	$87,610	$88,961	$96,841
Construction and service fee revenue	295	373	6,848	19,451	39,103
Total revenue	101,054	94,008	94,458	108,412	135,944
Expenses:
Property operating	17,392	17,555	16,777	16,988	15,391
Real estate taxes	13,300	12,874	11,136	11,325	11,141
Cost of construction and services	325	309	6,142	17,192	33,791
General, administrative, and other	7,124	6,280	5,367	5,705	5,874
Acquisition costs	364	—	—	—	—
Litigation charge, net	1,007	—	—	—	—
Depreciation and amortization	40,374	34,698	37,546	30,079	31,419
Total expenses	79,886	71,716	76,968	81,289	97,616
Operating income	21,168	22,292	17,490	27,123	38,328
Interest expense	(25,660)	(23,599)	(26,809)	(25,634)	(28,112)
Income tax benefit (expense) of taxable REIT subsidiary	106	1	(266)	22	(1,928)
Income (loss) from unconsolidated entities	91	334	(52)	226	842
Non-cash gain from consolidation of subsidiary	—	—	—	1,635	—
Gain on sale of unconsolidated property	—	4,320	—	—	1,233
Remeasurement loss on consolidation of Parkside Town Commons, net	(7,980)	—	—	—	—
Other income, net	149	209	230	225	158
(Loss) income from continuing operations	(12,126)	3,556	(9,407)	3,597	10,522
Discontinued operations:
Discontinued operations	1,327	1826	221	610	(8)
Non-cash loss on impairment of discontinued operation	—	—	—	(5,385)	—
Gain (loss) on sale of operating property	7,094	(398)	—	—	(2,112)
Income (loss) from discontinued operations	8,421	1,428	221	(4,775)	(2,120)
Consolidated net (loss) income	(3,705)	4,985	(9,186)	(1,178)	8,402
Net (income) loss attributable to noncontrolling interests	(629)	(4)	915	(603)	(2,309)
Net (loss) income attributable to Kite Realty Group Trust	(4,334)	4,981	(8,271)	(1,781)	6,093
Dividends on preferred shares	(7,920)	(5,775)	(377)	—	—
Net (loss) income attributable to common shareholders	$(12,254)	$(794)	$(8,648)	$(1,781)	$6,093
(Loss) income per common share – basic and diluted:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.27)	$(0.03)	$(0.14)	$0.05	$0.26
Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	0.09	0.02	0.00	(0.08)	(0.06)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.18)	$(0.01)	$(0.14)	$(0.03)	$0.20

Weighted average Common Shares outstanding – basic	66,885,259	63,557,322	63,240,474	52,146,454	30,328,408
Weighted average Common Shares outstanding – diluted	66,885,259	63,557,322	63,240,474	52,146,454	30,340,449
Distributions declared per Common Share	$0.2400	$0.2400	$0.2400	$0.3325	$0.8200

Net (loss) income attributable to Kite Realty Group Trust common shareholders:
(Loss) income from continuing operations	$(18,181)	$(2,066)	$(8,845)	$2,356	$7,760
Discontinued operations	5,927	1,272	197	(4,137)	(1,667)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(12,254)	$(794)	$(8,648)	$(1,781)	$6,093

1
In 2012, we sold the following operating properties:  Pen Products, Indiana State Motor Pool, Sandifur Plaza, Preston Commons, Zionsville Place, Coral Springs Plaza, 50 South Morton, South Elgin Commons, and Gateway Shopping Center.  The operations of these properties are reflected as discontinued operations for each of the years presented above.

2	In December 2011, we sold our Martinsville Shops operating property. The loss on sale for this property has been reflected as discontinued operations.

3
In December 2009, we conveyed the title to our Galleria Plaza operating property to the ground lessor.  We had determined during the third quarter of 2009 that there was no value to the improvements and intangibles related to Galleria Plaza and recognized a non-cash impairment charge of $5.4 million to write off the net book value of the property.  Since we ceased operating this property during the fourth quarter of 2009 we reclassified the non-cash impairment loss and the operating results related to this property as discontinued operations for each of the fiscal years presented above.

4
In December 2008, we sold our Silver Glen Crossing operating property.  The loss on sale and operating results for this property have been reflected as discontinued operations for each of the fiscal years presented above.

	As of December 31
	2012	2011	2010	2009	2008
	($ in thousands)
Balance Sheet Data:
Investment properties, net	$1,200,336	$1,095,721	$1,047,849	$1,044,799	$1,035,454
Cash and cash equivalents	$12,483	$10,042	$15,395	$19,958	$9,918
Total assets	$1,288,657	$1,193,266	$1,132,783	$1,140,685	$1,112,052
Mortgage and other indebtedness	$699,909	$689,123	$610,927	$658,295	$677,661
Total liabilities	$774,365	$737,807	$658,689	$710,929	$755,400
Redeemable noncontrolling interests in the Operating Partnership	$37,670	$41,836	$44,115	$47,307	$67,277
Kite Realty Group Trust shareholders’ equity	$473,086	$409,372	$423,065	$375,078	$284,958
Noncontrolling interests	$3,536	$4,251	$6,914	$7,371	$4,417
Total liabilities and equity	$1,288,657	$1,193,266	$1,132,783	$1,140,685	$1,112,052

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

Overview

In the following overview, we discuss, among other things, the status of our business and properties, the effect that current United States economic conditions is having on our retail tenants and us, and the current state of the financial markets and how it impacts our financing strategy.

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

As of December 31, 2012, we owned interests in a portfolio of 54 operating retail properties totaling 8.4 million square feet of gross leasable area (including non-owned anchor space) and also owned interests in two operating commercial properties totaling 0.4 million square feet of net rentable area and an associated parking garage.  Also, as of December 31, 2012, we had an interest in six in-process development and redevelopment properties, which, upon completion, are anticipated to have 1.3 million square feet of gross leasable area (including non-owned anchor space).

In addition to our in-process developments and redevelopments, we have future developments, which include land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financing.  As of December 31, 2012, these future developments consisted of four projects that are expected to contain 1.0 million square feet of gross leasable area upon completion.

Finally, as of December 31, 2012, we also owned interests in other land parcels comprising 91 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

Current Economic Conditions and Impact on Our Retail Tenants

Economic conditions remained uneven for the United States economy, businesses, consumers, housing and credit markets throughout 2012. Uncertainties about a prolonged economic recovery remain due to continued challenges in the housing market, mixed economic data, and concerns over the U.S. federal government’s ability to respond to these challenges.  Despite these uncertain conditions, consumer and retailer sentiment continued to improve. In addition, certain retailers continue to announce plans to increase their store openings over the next 24 months.  However, there is no certainty that these trends will continue and the following factors could impact consumer spending at stores owned and/or operated by our retail tenants include, among others:

•
United States Economy: Economic and market conditions in the United States stabilized during 2012.  Credit conditions have continued to improve with increased access to and availability of secured mortgage debt and the unsecured bond and equity markets.  Manufacturing continued to expand at a steady pace across the nation including increases in shipments and production.  Reports of consumer spending were generally positive and the sales outlook for the near future was mostly optimistic.

•
Increasing Home Values and Improving Residential Construction: There was improvement in U.S. home values as residential real estate market conditions improved with increased home sales and increased new residential construction.

•
Continued Lower Labor Participation Rates: The U.S. unemployment rate has declined in recent months but continues to be higher than historical levels.  Continued high unemployment rates and low employee participation rates could cause further decreases in consumer spending, thereby negatively affecting the businesses of our retail tenants.  We continue to focus on markets where household income within a five-mile radius of our properties is higher than statewide levels.

During 2012, job growth and consumer spending continued to slightly improve from the historically low levels experienced during the recession of 2008-2009, but there is no certainty that this improvement will continue.  In addition, some retailers reported improving same store sales results during the holiday season.  However, it is uncertain whether these improvements will continue, level off, or reverse themselves. Lower consumer spending has a negative impact on the businesses of our retail tenants.  While we did experience strong leasing activity in 2012, to the extent the above-described conditions persist or deteriorate further, our tenants may be required to curtail or cease their operations, which could materially and negatively affect our business in general, and our cash flow, in particular.

Impact of Economy on REITs, Including Us

As an owner and developer of community and neighborhood shopping centers, our operating and financial performance is directly affected by economic conditions in the retail sector of those markets in which our operating centers and development properties are located, including the states of Indiana, Florida and Texas, where the majority of our operating properties are located, and in North Carolina, where a significant portion of our development projects are located.  As discussed above, due to the challenges facing U.S. consumers, the operations of many of our retail tenants could be negatively affected.  This could in turn have a negative impact on our business based on, but not limited to, the following:

•
Difficulty in Collecting Rent; Rent Adjustments.  When consumers decrease their spending, our tenants typically experience decreased revenues and cash flows.  This makes it more difficult for some of our local and regional tenants to pay their rent obligations, which is the primary source of our revenues.  Our tenants’ decreased cash flows may be even more pronounced if they are unable to obtain financing to operate their businesses. Such decreases or, if granted, deferrals in tenants’ rent obligations could negatively affect our cash flows.

•
Termination of Leases.  If our tenants find it difficult to meet their rental obligations, they may be forced to terminate their leases with us.  During 2012, tenants at some of our properties terminated their leases with us.  In some cases, we were able to secure replacement tenants at rental rates comparable to or greater than the rates of the terminated tenants.  In other cases, we were not able to do so.

•
Tenant Bankruptcies. The number of bankruptcies by U.S. businesses has decreased from the historically high levels experienced during recent years.  While we have seen a decrease over the past year in tenant bankruptcies, we have continued to experience bankruptcy levels higher than our historically normal levels, a trend which may continue into the foreseeable future.

•
Decrease in Demand for Retail Space. Demand for retail space at our shopping centers and at our in-process developments continued to improve in 2012, most notably from national and regional retailers.  Demand from local, small shop merchants has increased at a slower pace, reflecting the difficulty such potential tenants have securing financing for working capital and expansion plans.  While our leasing activity remained high and the overall leased percentage of our retail shopping centers increased in 2012, overall demand for retail space may not continue and may decline in the future until job growth, consumer confidence, and the general economy stabilize for an extended period of time.

Financing Strategy; 2013 and 2014 Debt Maturities

Our ability to obtain financing on satisfactory terms and to refinance borrowings as they mature is affected by the condition of the economy in general and by instability of the financial markets in particular. The $29 million of our 2013 debt maturities consists of property-level debt.   We are pursuing financing alternatives to enable us to repay, refinance, or extend the maturity date of these three loans.

Based on our favorable experience with refinancing of property-level debt and the improvements in the lending environment over the last couple of years, we believe we will be able to satisfactorily address our 2013 debt maturities; however, we cannot provide assurances about our ability to do so.  Failure to comply with our obligations under these various property-level loan agreements could cause an event of default, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments, termination of the debt facilities, exposure to the risk of foreclosure, or charges to our earnings.

We believe we have good relationships with a number of banks and other financial institutions that will allow us to continue our strategy of refinancing our borrowings with the existing lenders or replacement lenders.  However, it is imperative that we identify alternative sources of financing and other capital in the event we are not able to refinance these loans on satisfactory terms, or at all. If we are not able to refinance or extend these loans, our financial condition and liquidity could be adversely impacted.  It is also important for us to obtain additional financing in order to complete our in-process development and redevelopment projects.

In 2012, we strengthened our balance sheet by entering into a $125 million Term Loan that is scheduled to mature on April 30, 2019.  In addition, we amended our $200 million unsecured revolving credit agreement by, among other things, extending its maturity date to April 30, 2016, which maturity date may be extended for an additional year at our option, subject to certain conditions.   We also entered into $89 million of additional financing and refinancing related activities in 2012.

As of December 31, 2012, we had a combined $79 million of available liquidity in the form of availability under our unsecured revolving credit facility ($67 million) and on-hand cash and cash equivalents ($12 million).

In addition to refinancing our unsecured revolving credit facility, we were also successful in obtaining construction loans to fund the construction costs at our in-process developments and redevelopments.  For example in 2012, we entered into construction loans for the following in-process developments and redevelopments: Holly Springs Towne Centre, Phase I - $37.5 million; Four Corner Square - $22.8 million; and Rangeline Crossing - $18.4 million.

Obtaining new financing is also important to our business due to the capital needs of our existing development and redevelopment projects. As of December 31, 2012, the unfunded amount of the total estimated projects costs of our in-process development and redevelopment projects was approximately $74 million. While we believe we will have access to sufficient funding to be able to complete these projects through a combination of new and existing construction loans and uses of our available liquidity (which, as noted above, was $79 million as of December 31, 2012), adverse market conditions may make it more costly and difficult to raise additional capital, if necessary.

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

Capitalization of Certain Pre-Development and Development Costs

We incur costs prior to vertical construction and for certain land held for development, including acquisition contract deposits as well as legal, engineering, cost of internal resources and other external professional fees related to evaluating the feasibility of developing a shopping center or other project.  These pre-development costs are capitalized and included in construction in progress in the accompanying consolidated balance sheets.  If we determine that the completion of a development project is no longer probable, all previously incurred pre-development costs are immediately expensed.

We also capitalize costs such as construction, interest, real estate taxes, and the costs of personnel directly involved with the development of our properties.  As a portion of a development property becomes operational, we expense a pro rata amount of related costs.

Impairment of Investment Properties and Joint Ventures

Management reviews both operational and development projects, land parcels and intangible assets for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment.  Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets.  Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset.  Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels.  If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate. Management does not believe any investment properties, development assets, or land parcels were impaired as of December 31, 2012.

Operating properties held for sale include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year, amongst other factors. Operating properties are carried at the lower of cost or fair value less estimated costs to sell. Depreciation and amortization are suspended during the held-for-sale period.  The Company had no investment properties or development assets held for sale as of December 31, 2012.

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

Gains from sales of real estate are not recognized unless a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing financial involvement in the property.   As part of our ongoing business strategy, we will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants, on a case by case basis.

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

As further discussed in Note 12 to the accompanying consolidated financial statements, the only assets or liabilities that we record at fair value on a recurring basis are interest rate hedge agreements.  The valuation is determined using widely accepted techniques including discounted cash flow analysis, which considers the contractual terms of the derivatives (including the period to maturity) and uses observable market-based inputs such as interest rate curves and implied volatilities.  We also incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Note 3 includes a discussion of fair values recorded when the Company acquired a controlling interest in Parkside Town Commons development project.  Level 3 inputs to this transaction include our estimations of the fair value of the real estate and related assets acquired.

Note 9 includes a discussion of the fair values recorded in purchase accounting.  Level 3 inputs to these acquisitions include our estimations of market leasing rates, tenant-related costs, discount rates, and disposal values.

Income Taxes and REIT Compliance

We are considered a corporation for federal income tax purposes and we have been organized and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT for federal income tax purposes. As a result, we generally will not be subject to federal income tax on the earnings that we distribute to the extent we distribute our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to our shareholders and meet certain other requirements on a recurring basis.  To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income.  REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates.  We may also be subject to certain federal, state and local taxes on our income and property and to federal income and excise taxes on our undistributed income even if we do qualify as a REIT.

Results of Operations

At December 31, 2012, we owned interests in 56 operating properties (consisting of 54 retail properties and two operating commercial properties).  Also, as of December 31, 2012, we had an interest in six in-process development and redevelopment properties.

At December 31, 2011, we owned interests in 58 operating properties (consisting of 54 retail properties and four operating commercial properties).  Also, as of December 31, 2011, we had an interest in five in-process development and redevelopment properties.

At December 31, 2010, we owned interests in 57 operating properties (consisting of 53 retail properties and four operating commercial properties) and six entities that held development or redevelopment properties in which we have an interest. Of the 63 total properties held at December 31, 2010, only a limited service hotel component of a development parcel was owned through an unconsolidated joint venture and was accounted for under the equity method.

The comparability of results of operations is affected by our development, redevelopment, and operating property acquisition and disposition activities in 2010 through 2012.  Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2012 and 2011” and “Comparison of Operating Results for the Years Ended December 31, 2011 and 2010”) in conjunction with the discussion of our development, redevelopment, and operating property acquisition and disposition activities during those periods, which is set forth directly below.

Development Activities

During the years ended December 31, 2012, 2011 and 2010, the following development properties became operational or partially operational:

Property Name	MSA	Economic Occupancy Date1	Owned GLA
South Elgin Commons, Phase II2,3	Chicago, IL	September 2011	83,000
Cobblestone Plaza2	Ft. Lauderdale, FL	March 2009	133,214
Depauw University Bookstore & Cafe	Greencastle, IN	September 2012	11,974
Zionsville Walgreens	Indianapolis, IN	September 2012	14,550

1	Represents the date in which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was sooner.

2	Construction of these properties was completed in phases. The Economic Occupancy Dates indicated for these properties refers to its initial phase.

3	This property was sold in June 2012

Property Acquisition Activities

During 2012 and 2011, we acquired the properties below.  We did not acquire any properties during 2010.

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)	Financing Method	Owned GLA
Oleander Place1, 2	Wilmington, NC	February 2011	$3.5	Primarily Debt	52,000
Lithia Crossing	Tampa, FL	June 2011	13.3	Primarily Debt	81,504
Cove Center	Stuart, FL	June 2012	22.1	Primarily Debt	154,696
12th Street Plaza	Vero Beach, FL	July 2012	15.2	Primarily Debt	138,268
Publix at Woodruff	Greenville, SC	December 2012	9.1	Primarily Equity	68,055
Shoppes at Plaza Green	Greenville, SC	December 2012	28.8	Primarily Equity	195,534

1
This property was purchased with the intent to redevelop; therefore, it is included in our redevelopment activities, as discussed below. However, for purposes of the comparison of operating results, this property is classified as property acquired during 2011 in the comparison of operating results tables below.

2	Upon completion of redevelopment activities, the owned GLA was reduced to 45,500 square feet.

Operating Property Disposition Activities

During 2012 and 2011, we sold the operating properties listed in the table below.  We did not sell any operating properties in 2010.  The operating results of the consolidated properties are reflected as discontinued operations in the accompanying consolidated statements of operations.

Consolidated
Property Name	MSA	Disposition Date	Owned GLA
Martinsville Shops	Indianapolis, IN	December 2011	10,886
Gateway Shopping Center	Seattle, WA	February 2012	99,444
South Elgin Commons	Chicago, IL	June 2012	128,000
50 South Morton	Indianapolis, IN	July 2012	2,000
Coral Springs Plaza	Ft. Lauderdale, FL	September 2012	46,079
Pen Products	Indianapolis, IN	October 2012	85,875
Indiana State Motor Pool	Indianapolis, IN	October 2012	115,000
Sandifur Plaza	Pasco, WA	November 2012	12,552
Zionsville Place	Indianapolis, IN	November 2012	12,400
Preston Commons	Dallas, TX	December 2012	27,539

Unconsolidated

Eddy Street Commons Limited Service Hotel1	South Bend, IN	November 2011	N/A

____________________
1
We held a 50% interest in this unconsolidated joint venture. In November 2011, the joint venture sold this property for $17.5 million, resulting in a total gain on sale of $8.3 million. We used our share of the net proceeds to pay down borrowings under our unsecured revolving credit facility. Our share of the gain on sale was $4.3 million, including related tax effects.

Redevelopment Activities

During 2012, 2011 and 2010, the following properties were in our redevelopment pipeline:

Property Name	MSA	Transition to Redevelopment Pipeline1	Transition from Redevelopment Pipeline1	Owned GLA
Bolton Plaza5	Jacksonville, FL	June 2008	Pending	155,637
Rivers Edge6	Indianapolis, IN	June 2008	December 2011	149,209
Courthouse Shadows3	Naples, FL	September 2008	Pending	134,867
Four Corner Square4	Seattle, WA	September 2008	Pending	108,523
Coral Springs Plaza2	Boca Raton, FL	March 2009	November 2010	46,079
Oleander Place7	Wilmington, NC	March 2011	December 2012	45,530
Rangeline Crossing8	Indianapolis, IN	June 2012	Pending	84,327

1	Transition date represents the date the property was transitioned from our operating portfolio to a redevelopment project.

2
In December 2009, we executed a lease with a combined Toys “R” Us/Babies “R” Us for 100% of the available square feet of this center.  This tenant opened in the second half of 2010 and the property was transitioned back to the operating portfolio in November 2010.  This property was sold in September 2012.

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

5	We executed a 38,000 square foot lease with LA Fitness to anchor this center and this tenant is expected to open during the first half of 2014.

6
We purchased this property in February 2008 with the intent to redevelop. The property was substantially completed and transitioned to the operating portfolio in December 2011.  The center is anchored by Nordstrom Rack, The Container Store, buy buy Baby, Arhaus Furniture, and BGI Fitness.

7
We purchased this property in February 2011.  Subsequent to the acquisition, we executed a lease termination agreement with the existing tenant and executed a lease with new anchor Whole Foods.  This tenant opened in the second quarter of 2012, and the property was transitioned back to the operating portfolio in December 2012.

8
In February 2011, we completed the acquisition of the remaining 40% interest in this property.  In May 2012, we executed a lease with Earth Fare, a specialty grocer, and transitioned this center to an in-process redevelopment.  The property is currently under construction and we expect tenants to begin opening in the second quarter of 2013.

Other Property Activities

Rangeline Crossing (formerly, The Centre) is a retail operating property in which the Company owned a 60% interest through January 31, 2011.  In February 2011, the Company completed the acquisition of the remaining 40% interest from its joint venture partners and assumed all leasing and management responsibilities of the property.  The purchase price of the 40% interest was $2.2 million, including the settlement of a $0.6 million loan previously made by the Company.  The transaction was accounted for as an equity transaction as the Company retained its controlling financial interest.  The carrying amount of the noncontrolling interest was eliminated, and the difference between the fair value of the consideration paid and the noncontrolling interest was recognized in additional paid-in capital.

Same Property Net Operating Income

The Company believes that Net Operating Income (“NOI”) is helpful to investors as a measure of its operating performance because it excludes various items included in net income that do not relate to or are not indicative of its operating performance, such as depreciation and amortization, interest expense, asset sale gains/losses, and impairment, if any. The Company believes that Same Property NOI is helpful to investors as a measure of its operating performance because it includes only the NOI of properties that have been owned and operating for the full period presented, which eliminates disparities in net income due to the redevelopment, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent metric for the comparison of the Company's properties. NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of the Company's financial performance.

The following table reflects same property net operating income (and reconciliation to net loss attributable to common shareholders) for the years ended December 31, 2012 and 2011:

	Twelve Months Ended December 31,
	2012	2011	% Change
Number of comparable properties at period end	48	48

Leased percentage at period end	93.7%	92.8%

Net operating income – same properties (48 properties)2	$57,331,634	$55,572,605	3.2%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income – same properties	$57,331,634	$55,572,605
Net operating income – non-same properties	12,371,099	11,953,673
Construction, net and other	315,132	607,765
General, administrative and acquisition expenses	(7,124,078)	(6,280,294)
Litigation charge, net	(1,007,451)	-
Depreciation and amortization expense	(40,372,414)	(34,698,029)
Interest expense	(25,660,381)	(23,599,227)
Discontinued operations	1,327,063	1,826,156
Gain(loss) on sales of operating properties	7,094,238	(397,909)
Non-cash loss from consolidation of subsidiary	(7,979,626)	-
Net income loss attributable to noncontrolling interests	(629,063)	(3,466)
Dividends on preferred shares	(7,920,002)	(5,775,000)
Net loss attributable to common shareholders	$(12,253,849)	$(793,726)

1	Same Property analysis excludes Courthouse Shadows, Four Corner Square, Rangeline Crossing and Bolton Plaza as the Company pursues redevelopment of these properties

2
Same Property net operating income is considered a non-GAAP measure because it excludes net gains from outlot sales, write offs of straight-line rent and lease intangibles, bad debt expense and related recoveries, lease termination fees and significant prior year expense recoveries and adjustments, if any.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011	Net change 2011 to 2012
Revenue:
Rental income (including tenant reimbursements)	$96,707,818	$89,384,213	$7,323,605
Other property related revenue	4,051,442	4,250,647	(199,205)
Construction and service fee revenue	294,610	373,104	(78,494)
Total revenue	101,053,870	94,007,964	7,045,906
Expenses:
Property operating	17,391,918	17,554,804	(162,886)
Real estate taxes	13,300,245	12,873,933	426,312
Cost of construction and services	325,420	309,074	16,346
General, administrative, and other	7,124,078	6,280,294	843,784
Acquisition costs	364,364	-	364,364
Litigation charge, net	1,007,451	-	1,007,451
Depreciation and amortization	40,372,414	34,698,029	5,674,385
Total expenses	79,885,890	71,716,134	8,169,756
Operating income	21,167,980	22,291,830	(1,123,850)

Interest expense	(25,660,381)	(23,599,227)	(2,061,154)
Income tax benefit of taxable REIT subsidiary	105,984	1,294	104,690
Income from unconsolidated entities	91,452	333,628	(242,176)
Gain on sale of unconsolidated property, net	-	4,320,155	(4,320,155)
Remeasurement loss on consolidation of Parkside Town Commons, net	(7,979,626)	-	(7,979,626)
Other income, net	148,506	208,813	(60,307)
(Loss) income from continuing operations	(12,126,085)	3,556,493	(15,682,578)
Discontinued operations:
Income from operations	1,327,063	1,826,156	(499,093)
Loss on sale of operating property	7,094,238	(397,909)	7,492,147
Income from discontinued operations	8,421,301	1,428,247	6,993,054
Consolidated net (loss) income	(3,704,784)	4,984,740	(8,689,524)
Net (income) loss attributable to noncontrolling interests	(629,063)	(3,466)	(625,597)
Net (loss) income attributable to Kite Realty Group Trust	(4,333,847)	4,981,274	(9,315,121)
Dividends on preferred shares	(7,920,002)	(5,775,000)	(2,145,002)
Net loss attributable to common shareholders	$(12,253,849)	$(793,726)	$(11,460,123)

Rental income (including tenant reimbursements) increased between years by $7.3 million, or 8.2%, due to the following:

Net Change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$2,326,284
Properties acquired during 2011 and 2012	2,770,997
Properties under redevelopment during 2011 and/or 2012	1,316,147
Properties fully operational during 2011 and 2012 & other	910,177
Total	$7,323,605

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.9 million increase in rental income for our properties was primarily related to the following:

•
Improvement in base rental revenue due to improved occupancy levels at operating properties including anchor leases at Cedar Hill Plaza, Market Street Village, and Sunland Towne Center along with improved rent spreads on new and renewal leases.  In addition to the increased rent payments from these new and existing tenants, these commencements met co-tenancy requirements at two operating properties, favorably impacting billable rents to other tenants; and

•	Decreased recovery income due to decrease in recoverable expenses of $0.8 million offset by improvement in recovery rates due to improved occupancy levels.

For the overall portfolio, the gross recovery ratio improved from 74.3% in 2011 to 76.2% in 2012, due to the improved occupancy level of the operating portfolio and lower recoverable expenses including snow removal.  The gross recovery ratio is computed by dividing tenant reimbursements by the sum of recoverable property operating expense and real estate tax expense.

Other property related revenue primarily consists of parking revenues, percentage rent, lease settlement income and gains from land sales. This revenue decreased $0.2 million, or 5%, primarily as a result of lower lease termination fees of $0.6 million and lower insurance recovery income of $0.7 million.  These decreases were partially offset by higher parking income of $0.1 million, higher gains on land sales of $0.6 million, and an increase in other revenue related to sporting events of $0.3 million. The majority of the termination fee relates to the previous tenant at Oleander Place.

Construction revenue and service fees decreased by $0.1 million, or 21%, due to the continued decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

Property operating expenses decreased between years by $0.2 million, or 1%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$79,942
Properties acquired during 2011 and 2012	313,761
Properties under redevelopment during 2011 and/or 2012	248,557
Properties fully operational during 2011 and 2012 & other	(805,146)
Total	$(162,886)

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.8 million decrease in property operating expenses for our properties was primarily due to the following:

•
$0.6 million net decrease in snow removal costs due to decreased snow at a number of our operating properties in 2012 partially offset by an increase in general repairs and maintenance of $0.2 million;

•	$0.4 million decrease in bad debt expense at a number of our operating properties reflecting a general recovery in economic conditions of our tenants and strength of recent leasing activity; and

•	The change in other categories of expense were not individually significant.

Real estate taxes increased $0.4 million, or 3.3%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$40,058
Properties acquired during 2011 and 2012	313,761
Properties under redevelopment during 2011 and/or 2012	292,703
Properties fully operational during 2011 and 2012 & other	(220,210)
Total	$426,312

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.2 million decrease in real estate taxes for our properties was primarily due to successful appeals at a number of our operating properties.  The majority of the increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Cost of construction and services decreased $16,000, or 5%, as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

General, administrative and other expenses increased $0.8 million, or 13%, due primarily to an increase in personnel-related expenses along with an increase in other public company related costs.

Acquisition costs of $0.4 million relate to due diligence and closing costs associated with the properties acquired in Florida and South Carolina in 2012.

On March 29, 2012, the Company received a notice of an interim arbitration award and order (the “Interim Order”) which awarded to a tenant damages plus attorneys’ fees and costs of $1.3 million.  In the fourth quarter of 2012, the Company partially recovered costs associated with the Interim Order.  The net amount of $1.0 million is reflected in the statement of operations for the year ended December 31, 2012 and has been paid, releasing the Company from the claim.  See additional discussion in Note 4 to our financial statements.

Depreciation and amortization expense increased $5.7 million, or 16%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$634,538
Properties acquired during 2011 and 2012	1,891,114
Properties under redevelopment during 2011 and/or 2012	2,618,617
Properties fully operational during 2011 and 2012 & other	530,116
Total	$5,674,385

The overall increase of $5.7 million was due to the following significant items:

•
An increase of $2.2 million related to the Four Corner Square redevelopment.  A redevelopment plan for this property was finalized during the first quarter of 2012, resulting in a reduction of the useful life of certain assets that were scheduled to be demolished;

•
An increase of $2.0 million related to the Rangeline Crossing redevelopment.  A redevelopment plan for this property was finalized during the second quarter of 2012, resulting in a reduction of the useful life of certain assets that were scheduled to be demolished;

•	A decrease of $1.5 million related to the Oleander Place redevelopment. In 2011, the Company reduced the useful life of certain assets that were demolished.

•	An increase of $1.7 million related to Cove Center, 12th Street Plaza, Publix at Woodruff, and Shoppes at Plaza Green that were acquired in 2012.

Interest expense increased $2.1 million, or 8.7%.  This increase was primarily due to Cobblestone Plaza and Rivers Edge being transitioned to the operating portfolio.  These properties were under various stages of construction during 2011. The increase was also due to a higher average interest rate on the Company’s outstanding borrowings and increased by the accelerated amortization of deferred loan fees of $0.5 million.

Income tax benefit of our taxable REIT subsidiary increased from $1,000 in 2011 to a benefit of $106,000 in 2012.  The benefit in 2012 was due to lower sales of residential assets at Eddy Streets Commons along with minimal construction volume.

Income from unconsolidated entities was $0.3 million in 2011 compared to $0.1 million in 2012.  The income in 2011 relates to ten months of operations at the limited service hotel as the hotel’s occupancy improved.  The income in 2012 relates to final pro-rations of property taxes with the buyer of the limited service hotel as final assessments were received in 2012.

The $4.3 million gain on sale of unconsolidated property, including tax benefit represents our share of the gain on the sale of the limited service hotel at Eddy Street Commons property.

The $8.0 million remeasurement loss on consolidation of Parkside Town Commons, net relates to the acquisition of our partner’s interest in the Parkside Town Commons joint venture.  See additional discussion in Note 3 to our financial statements.

The Company had income related to discontinued operations of $8.4 million for the year ended December 31, 2012 compared to income of $1.4 million for the year ended December 31, 2011.  The Company sold multiple properties in 2012 compared to one property in 2011 and the 2012 sales resulted in larger net gains.

Net (income) attributable to noncontrolling interests was $3,000 in 2011 compared to $0.6 million in 2012.  The fluctuation was due to the allocation of our partner’s share of the gain on the sale of Gateway Shopping Center near Seattle, Washington.

Dividends on preferred shares increased $2.1 million.  The increase was due to a higher share count as the Company completed an offering of 1,300,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares in March 2012.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010	Net change 2010 to 2011
Revenue:
Rental income (including tenant reimbursements)	$89,384,213	$82,609,105	$6,775,108
Other property related revenue	4,250,647	5,000,506	(749,859)
Construction and service fee revenue	373,104	6,848,073	(6,474,969)
Total revenue	94,007,964	94,457,684	(449,720)
Expenses:
Property operating	17,554,804	16,777,395	777,409
Real estate taxes	12,873,933	11,136,000	1,737,933
Cost of construction and services	309,074	6,142,042	(5,832,968)
General, administrative, and other	6,280,294	5,367,143	913,151
Depreciation and amortization	34,698,029	37,545,431	(2,847,402)
Total expenses	71,716,134	76,968,011	(5,251,877)
Operating income	22,291,830	17,489,673	4,802,157
Interest expense	(23,599,227)	(26,809,424)	3,210,197
Income tax benefit (expense) of taxable REIT subsidiary	1,294	(265,986)	267,280
Income (loss) from unconsolidated entities	333,628	(51,964)	385,592
Gain on sale of unconsolidated property, net	4,320,155	-	4,320,155
Other income, net	208,813	230,223	(21,410)
(Loss) income from continuing operations	3,556,493	(9,407,478)	12,963,971
Discontinued operations:
Discontinued operations	1,826,156	221,338	1,604,818
Gain (loss) on sale of operating property	(397,909)	-	(397,909)
Loss from discontinued operations	1,428,247	221,338	1,206,909
Consolidated net loss	4,984,740	(9,186,140)	14,170,880
Less: Net (loss) income attributable to noncontrolling interests	(3,466)	915,310	(918,776)
Net loss attributable to Kite Realty Group Trust	4,981,274	(8,270,830)	13,252,104
Dividends on preferred shares	(5,775,000)	(376,979)	(5,398,021)
Net loss attributable to Kite Realty Group Trust	$(793,726)	$(8,647,809)	$7,854,083

Rental income (including tenant reimbursements) increased $6.8 million, or 8.2%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$1,983,280
Properties acquired during 2011	1,210,731
Properties under redevelopment during 2010 and/or 2011	352,081
Properties fully operational during 2010 and 2011 & other	3,229,016
Total	$6,775,108

Excluding the changes due to transitioned development properties, acquired properties, and properties under redevelopment, the net $3.2 million increase in rental income for our properties was primarily related to the following:

•
$1.4 million increase in base rental revenue due to improved occupancy levels at operating properties along with improved rent spreads on new and renewal leases.  In addition to the increased rent payments from these new and existing tenants, these commencements met co-tenancy requirements at two operating properties, favorably impacting billable rent to other tenants; and

•	$1.8 million increase in recovery income due to an increase in recoverable expenses along with improvement in recovery rates due to improved occupancy levels.

For the overall portfolio, the gross recovery ratio improved from 71.8% in 2010 to 74.3% in 2011, primarily due to the improved occupancy level of the operating portfolio.  The gross recovery ratio is computed by dividing tenant reimbursements by the sum of recoverable property operating expenses and real estate tax expense.

Other property related revenue primarily consists of parking revenues, percentage rent, lease settlement income and gains on land sales. This revenue decreased $0.7 million, or 15%, primarily as a result of lower gains on land sales of $2.4 million due to lower volume of residential land sales at Eddy Street Commons in 2011 and no retail outlot sales in 2011 as compared to three outlot sales in 2010.  This decrease was partially offset by an increase in termination fees of $0.7 million and insurance recovery income of $0.7 million.  The majority of the 2011 termination fee relates to the previous tenant at Oleander Place.

Construction and service fee revenue decreased by $6.5 million, or 95% primarily as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

Property operating expenses increased $0.8 million, or 4.6%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$730,962
Properties acquired during 2011	341,657
Properties under redevelopment during 2010 and/or 2011	(128,535)
Properties fully operational during 2010 and 2011 & other	(166,675)
Total	$777,409

Excluding the changes due to transitioned devpment properties, acquired properties, and properties under redevelopment, the net $0.2 million decrease in property operating expenses for our properties was primarily due to the following:

•	$0.2 million net decrease in bad debt expense at a number of our operating properties reflecting a general recovery in the economic condition of our tenants;

•	$0.2 million decrease in snow removal costs offset by $0.1 million increase in repairs and maintenance and $0.1 million increase in landscaping costs; and

•	The change in other categories of expense were not individually significant.

Real estate taxes increased $1.7 million, or 15.6%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$501,700
Properties acquired during 2011	131,946
Properties under redevelopment during 2010 and/or 2011	53,267
Properties fully operational during 2010 and 2011 & other	1,051,020
Total	$1,737,933

Excluding the changes due to transitioned development properties, acquired properties, and properties under redevelopment, the net $1.1 million increase in real estate tax expense for our properties was primarily due to increased assessments of the taxable value at a number of our operating properties.  The majority of the increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Cost of construction and services decreased $5.8 million, or 95% primarily as a result of a decline in third party construction contracts and construction management fees due to our strategic decision to reduce third party construction activity.

General, administrative and other expenses increased $0.9 million, or 17% due to an increase in personnel-related expenses along with an increase in other public company related costs.

Depreciation and amortization expense decreased $2.8 million, or 7.6%, due to the following:

Net change 2010 to 2011
Development properties that became operational or were partially operational in 2010 and/or 2011	$948,412
Properties acquired during 2011	2,092,213
Properties under redevelopment during 2010 and/or 2011	(2,742,176)
Properties fully operational during 2010 and 2011 & other	(3,145,851)
Total	$(2,847,402)

Accelerated depreciation and amortization of $4.8 million was recorded in 2010 due to the commencement of redevelopment at Rivers Edge.  Redevelopment plans for this property were finalized during the second quarter of 2010, resulting in a reduction in the useful lives of certain assets that were scheduled to be demolished.  These decreases in depreciation and amortization were partially offset by an increase of $1.9 million related to acquired properties, transition of development properties to the operating portfolio, and timing of lease commencement at operating properties.  Included in the $1.9 million is $1.5 million of accelerated depreciation on the redevelopment of Oleander Place that commenced in the second quarter of 2011.

Interest expense decreased $3.2 million, or 12%.  This decrease was primarily due to reduction of indebtedness from the proceeds of our December 2010 preferred stock issuance.  This decrease was partially offset by a higher rate on the Company’s line of credit and increased amortization of deferred financing fees related to current year borrowings and the Company’s objective of terming out debt on recently completed projects.

Income tax benefit (expense) of our taxable REIT subsidiary changed from an expense of $266,000 in 2010 to a benefit of $1,000 in 2011.  The 2010 expense was due to income of our taxable REIT subsidiary related to the sale of residential assets at Eddy Street Commons in 2010.  The slight benefit in 2011 was due to lower residential assets at Eddy Street Commons along with minimal construction volume.

Income (loss) from unconsolidated entities changed from a loss of $52,000 in 2010 to income of $334,000 in 2011.  The loss of $52,000 in 2010 included our share of pre-operating expenses related to the limited service hotel at our Eddy Street Commons property, which opened in June 2010.  The income in 2011 related to ten months of operations at the limited service hotel as the hotel’s occupancy improved.  The hotel was sold in November 2011.

The $4.3 million gain on sale of unconsolidated property, including tax benefit represents our share of the gain on the sale of the limited service hotel at Eddy Street Commons property.

The Company had income related to discontinued operations of $1.4 million for the year ended December 31, 2011 compared to income of $0.2 million for the year ended December 31, 2010.  The Company did not sell any properties in 2010 compared to one property in 2011.  In addition, the properties sold in 2012 includes Coral Springs Plaza and South Elgin Commons that were placed into the operating portfolio in 2011 upon completion of development/redevelopment activity.

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

Dividends on preferred shares increased $5.4 million.  The increase was due to the Company completing an offering of 2,800,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares in December 2010.

Liquidity and Capital Resources

Current State of Capital Markets and Our Financing Strategy

Our primary financing and capital strategy is to continue to strengthen our balance sheet while maintaining sufficient flexibility to fund our operating and investment activities. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings or equity offerings, including the purchase price of properties to be developed or acquired, the estimated market value of our properties and the Company as a whole upon placement of the borrowing or offering, and the ability of particular properties to generate cash flow to cover debt service.

In October 2012, we issued 12,075,000 common shares for net proceeds of $59.7 million.  The net proceeds initially were used to reduce the outstanding balance on the Company’s unsecured revolving credit facility, and subsequently were redeployed to acquire Shoppes at Plaza Green, Publix at Woodruff, Shoppes at Eastwood (acquired in 2013) and to fund redevelopment activities.  Also, in March 2012, we issued 1,300,000 shares of Series A Cumulative Redeemable Perpetual Preferred Shares for net proceeds of $31.3 million.  The net proceeds were initially used to reduce the outstanding balance on the Company’s unsecured revolving credit facility.

In addition to raising new equity capital, we have also been successful in obtaining construction loans to fund the development costs of our in-process development and redevelopment projects.  We entered into construction loans to fund the development of Holly Springs Towne Center – Phase I, Four Corner Square, and Rangeline Crossing.  In addition, we entered into a new $125 million seven-year Term Loan and utilized the proceeds to retire loans secured by our Rivers Edge, Cobblestone Plaza, Estero Town Commons, Tarpon Bay Plaza, and Fox Lake Crossing properties.

We were also able to effectively recycle capital by selling outlots, unoccupied land parcels, and non-core operating properties.  During 2012, we generated gross proceeds of $87.4 million from such sales (inclusive of our partners’ share), the majority of which was used to pay down outstanding indebtedness.  The proceeds after retiring secured loans on the sold properties were redeployed into acquisitions, in-process development and redevelopment projects, and tenant improvement costs.

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

As of December 31, 2012, we had cash and cash equivalents on hand of $12.5 million. We may be subject to concentrations of credit risk with regards to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.   From time to time, such investments may temporarily be held in accounts in excess of FDIC and SIPC insurance limits; however, we attempt to limit our exposure at any one time.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Our Principal Capital Resources

Our Unsecured Revolving Credit Facility

The Operating Partnership is a party to an amended and restated $200 million unsecured revolving credit facility (the “unsecured facility”) along with a group of financial institutions led by Key Bank National Association, as Administrative Agent, and the other lenders party thereto. The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility.  The unsecured facility has a maturity date of April 30, 2016, which maturity date may be extended for an additional year at the Operating Partnership’s option subject to certain conditions.  Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR + 190 to 290 basis points, depending on the Company’s leverage.  The unsecured facility has a commitment fee of 25 to 35 basis points on unused borrowings.  Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $300 million if there are sufficient unencumbered assets to support the additional borrowings.  The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate.  Borrowings under the short-term line may not be outstanding for more than five days.

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of December 31, 2012, the Company had 51 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 46 were wholly owned  and are guarantors under the unsecured credit facility and Term Loan and three of which were owned through joint ventures.  The major unencumbered assets include: Broadstone Station, Cobblestone Plaza, The Corner, Courthouse Shadows, Cove Center, Estero Town Commons, Fox Lake Crossing, Glendale Town Center, King's Lake Square, Lithia Crossing, Market Street Village, Oleander Place, Plaza at Cedar Hill, Shoppes at Plaza Green, Publix at Woodruff, Rivers Edge, Red Bank Commons, Shops at Eagle Creek, Tarpon Bay Plaza, Traders Point II, Union Station Parking Garage, Gainesville Plaza, and Waterford Lakes Village.  As of December 31, 2012, the total maximum amount available for borrowing under the unsecured credit facility was $163.5 million, with $67.0 million available for future draws.

As of December 31, 2012, our outstanding indebtedness under the unsecured facility was $94.6 million, bearing interest at a rate of LIBOR +  240 basis points.  In addition, we had outstanding letters of credit totaling $1.9 million as of December 31, 2012.

The Company’s ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility requires that the Company satisfy certain financial covenants, including among others:

•	a maximum leverage ratio of 62.5%. The leverage ratio can be above 62.5% but less than 65.0% for a maximum of two consecutive quarters;

•	Adjusted EBITDA (as defined in the unsecured facility) to fixed charges coverage ratio (excluding a portion of preferred dividends) of at least 1.50 to 1;

•	minimum tangible net worth (defined as Total Asset Value less Total Indebtedness) of $325 million (plus 75% of the net proceeds of any future equity issuances from the date of the agreement);

•	ratio of secured indebtedness to total asset value of no more than .55 to 1;

•	minimum unencumbered property pool occupancy rate of 80%;

•	ratio of floating rate debt to total asset value of no more than 0.35 to 1; and

•	ratio of recourse debt to total asset value of no more than 0.30 to 1.

The Company was in compliance with all applicable covenants under the unsecured facility as of December 31, 2012.

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

In October 2012, we issued 12,075,000 common shares for net proceeds of $59.7 million.

In March 2012, we issued 1,300,000 shares of Series A Cumulative Redeemable Perpetual Preferred Shares for net proceeds of $31.3 million.

In December 2010, we issued 2,800,000 shares of Series A Cumulative Redeemable Perpetual Preferred Shares for net proceeds of $67.5 million.

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

In 2012, we were also able to effectively recycle capital by selling the following non-core operating properties.

•	Gateway Shopping Center near Seattle, Washington;

•	South Elgin Commons near Chicago, Illinois;

•	Coral Springs Plaza in Fort Lauderdale, Florida;

•	50 South Morton near Indianapolis, Indiana;

•	Pen Products in Indianapolis, Indiana;

•	Indiana State Motor Pool in Indianapolis, Indiana;

•	Preston Commons and an adjacent land parcel in Dallas, Texas;

•	Zionsville Shops near Indianapolis, Indiana; and

•	Sandifur Plaza in Pasco, Washington.

During 2012, we generated proceeds of $87.4 million from such sales (inclusive of our partners’ share), of which $42.9 million was used to pay down loans secured by the properties.  The remaining proceeds were redeployed into acquisition, development activity, redevelopment activity, and tenant improvement costs.

Short and Long-Term Liquidity Needs

Overview

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, the recent economic downturn adversely affected the ability of some of our tenants to meet their lease obligations, as discussed in more detail above in “Overview” on page 42.

Short-Term Liquidity Needs

 The nature of our business, coupled with the requirements to qualify for REIT status (including, for example, the requirement that we distribute at least 90% of our “REIT taxable income” on an annual basis) may cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures.  Our Board of Trustees (the “Board”) declared quarterly cash distribution of $0.06 per common share and common operating partnership unit for each quarter of 2012.  Our Board also declared a quarterly cash distribution of $.515625 per Series A Preferred Share per quarter in 2012.  Each quarter we discuss with our Board our liquidity requirements along with other relevant factors before the Board decides whether and in what amount to declare a cash distribution.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the year ended December 31, 2012, we incurred $1.3 million of costs for recurring capital expenditures on operating properties and also incurred $7.1 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $1.5 million in recurring capital expenditures at our operating properties and approximately $10 million to $12 million of additional major tenant improvements and renovation costs within the next twelve months at several operating properties. We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured credit facility.  In certain circumstances, we may seek to place specific construction financing on the in-process redevelopment projects.

We expect to meet our short-term liquidity needs through borrowings under the unsecured facility, new construction loans, cash generated from operations and, to the extent necessary, accessing the public equity and debt markets to the extent that we are able to do so.

In-Process Development and Redevelopment Properties. As of December 31, 2012, we had six in-process development or redevelopment projects.  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $240 million, of which $166 million had been incurred as of December 31, 2012. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing or new construction loans.

2013 Debt Maturities

As of December 31, 2012, $29 million of our outstanding indebtedness was scheduled to mature in 2013, excluding scheduled monthly principal payments. We are pursuing financing alternatives to enable us to repay, refinance, or extend the maturity date of these loans.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, tenant improvement costs, acquisitions of properties, and payment of indebtedness at maturity.

Future Redevelopment Property. As of December 31, 2012, Courthouse Shadows was undergoing preparation for redevelopment including leasing activity.  We currently anticipate our total investment in this redevelopment project will be approximately $2.5 million, of which $0.4 million has been incurred as of December 31, 2012; however, this amount may increase as redevelopment plans are finalized.  We believe we currently have sufficient financing in place to fund our investment in this project through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on this redevelopment project.

Future Development Pipeline. In addition to our in-process developments, we have a future development pipeline which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financing.  As of December 31, 2012, this future development pipeline consisted of three projects that are expected to contain approximately 0.8 million square feet of total leasable area. We currently anticipate the total estimated cost of these projects will be approximately $129 million, of which $50 million has been incurred as of December 31, 2012. With respect to each future development project, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  We intend to fund our investment in these developments primarily through new construction loans, as well as borrowings on our unsecured revolving credit facility, if necessary.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital. It is unlikely we would have sufficient funds on hand to meet these long-term capital requirements. We would have to satisfy these needs through additional borrowings, sales of common or preferred shares, cash generated through property dispositions and/or participation in potential joint venture arrangements.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements. We evaluate all future opportunities against pre-established criteria including, but not limited to, location, demographics, tenant relationships, and amount of existing retail space.  Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions, which is discussed in more detail above in “Overview” on page 42.

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash basis capital expenditures for the Company’s in-process and future development properties and capital expenditures for the year ended December 31, 2012 and on a cumulative basis since the project’s inception:

	Year Ended – December 31, 2012	Cumulative – Through December 31, 2012
In-Process Developments1	$75,338,322	$122,667,015
Future Developments and Redevelopments	1,483,713	50,787,626
In-Process Redevelopments	11,188,658	22,958,604
Total for Development Activity	88,010,693	196,413,245
Recently Completed Developments, net2	19,416,031	N/A
Recurring Operating Capital Expenditures	6,726,627	N/A
Total	$114,153,351	$196,413,245
____________________
1	Cumulative capital expenditures excludes $0.9 million of leasing costs included in deferred costs, net on the consolidated balance sheet.
2	This classification includes Rivers Edge, Cobblestone Plaza, DePauw University Bookstore & Café, Oleander Plaza, and Zionsville Walgreens.

The Company capitalizes certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If the Company were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, the Company would have recorded additional expense for the year ended December 31, 2012 of $0.7 million.

Cash Flows

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Cash provided by operating activities was $23.3 million for the year ended December 31, 2012, a decrease of $9.0 million from 2011.  The decrease was due to higher cash outflows for accounts payable, accrued expenses, and other liabilities of $10.6 million.  The decrease was also due to distributions from unconsolidated entities of $4.4 million in 2011 as a result of the sale of the Eddy Street Limited Service hotel asset compared to distributions of $100,000 in 2012.

Cash used in our investing activities totaled $71.6 million in 2012, a decrease of $14.9 million from 2011. The decrease in cash used in investing activities was primarily a result of an increase in net proceeds from sale of operating properties of $85.9 million as multiple properties were sold in 2012 compared to the sale of one property in 2011.  In addition, the amount of construction payables increased $20.5 million due to the timing of construction activity at our in-process development properties.  These decreases were offset by an increase in cash outflows for acquisitions of $49.5 million and capital expenditures, net of $50.6 million.  In addition, the Company contributed $8.5 million to our Parkside Town Commons development property in 2011; while, in 2012, the Company contributed $150,000 to Parkside Town Commons.

Cash provided by financing activities totaled $50.8 million during 2012, an increase of $1.8 million from 2011. Highlights of significant cash sources and uses in 2012 are as follows:

•
In March 2012, we issued 1.3 million shares of Series A Cumulative Redeemable Perpetual Preferred Shares for net proceeds of $31.3 million.  A repayment of $30.0 million was made on the unsecured revolving credit facility from the net proceeds of the offering;

•	In October 2012, we issued 12.1 million common shares for net proceeds of $59.7 million;

•	Net debt paydowns of $13.7 million;

•	Distributions of $2.7 million to our partners in consolidated joint ventures. The majority of this relates to our partner’s share of net proceeds from the sale of Gateway Shopping Center;

•	Distributions to common shareholders and operating partnership unitholders of $17.3 million; and

•	Distributions to preferred shareholders of $7.7 million.

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

Cash used in our investing activities totaled $86.5 million in 2011, an increase of $50.1 million from 2010. The increase in cash used in investing activities was primarily a result of an increase in capital expenditures, net from $36.6 million in 2010 to $63.3 million in 2011 along with cash out flows for the acquisitions of Oleander Place and Lithia Crossing of $16.4 million.  In addition, the Company contributed $8.5 million to our Parkside Town Commons development property in 2011; while, in 2010, we contributed $450,000 to our Eddy Street Commons limited service hotel property.  These increases were offset by net proceeds from the sale of our Martinsville Shops operating property of $1.5 million.

Cash provided by financing activities totaled $49.0 million during 2011, an increase of $47.4 million from 2010. In 2011, we had a net increase in debt of $78.2 million that was utilized to fund current year development and acquisition activity.  This increase was offset by current year distributions to common shareholders, preferred shareholders, and entities that hold noncontrolling interests.  In addition, we paid $1.7 million to acquire our partners’ interests in Rangeline Crossing.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations to some of the projects in our in-process development pipeline, as discussed below in “Contractual Obligations”.

As of December 31, 2012, we have outstanding letters of credit totaling $1.9 million and no amounts were advanced against these instruments.

Contracual Obligations

The following table summarizes our contractual obligations to third parties based on contracts executed as of December 31, 2012.

	Tenant Allowances1	Operating Leases	Consolidated Long-term Debt and Interest2	Employment Contracts3	Total
2013	$13,787,673	$267,252	$64,184,845	$1,362,000	$79,601,770
2014	8,625,000	274,252	110,872,749	—	119,772,001
2015	—	256,501	92,686,506	—	92,943,007
2016	—	220,000	252,244,317	—	252,464,317
2017	—	220,000	66,796,653	—	67,016,653
Thereafter	—	—	258,725,533	—	258,725,534
Total	$22,412,673	$1,238,005	$845,510,603	$1,362,000	$870,523,281

____________________
1	Tenant allowances include commitments made to tenants at our operating and in-process development and redevelopment properties.

2
Our long-term debt consists of both variable and fixed-rate debt and includes both principal and interest.  Interest expense for variable-rate debt was calculated using the interest rates as of December 31, 2012.

3
We have entered into employment agreements with certain members of senior management. Under these agreements, each individual received a stipulated annual base salary through December 31, 2012. Each agreement has an automatic one-year renewal unless we or the individual elects not to renew the agreement. The contracts have been extended through December 31, 2013.

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

The six properties to which our tax indemnity obligations relate represented 16.0% of our annualized base rent in the aggregate as of December 31, 2012. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza, Thirty South, and Market Street Village.

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

Our share of estimated future costs for our in-process and future developments and redevelopments is further discussed on page 60 in the "Short and Long-Term Liquidity Needs" section.

Outstanding Indebtedness

The following table presents details of outstanding consolidated indebtedness as of December 31, 2012 adjusted for hedges:

Property	Balance Outstanding	Interest Rate	Maturity
Fixed Rate Debt - Mortgage:
12th Street Plaza	$7,765,978	5.67%	8/1/2013
30 South	20,476,090	6.09%	1/11/2014
50th & 12th	4,125,671	5.67%	11/11/2014
Indian River Square	12,658,987	5.42%	6/11/2015
Plaza Volente	27,297,725	5.42%	6/11/2015
Cool Creek Commons	17,166,085	5.88%	4/11/2016
Sunland Towne Centre	24,599,344	6.01%	7/1/2016
Pine Ridge Crossing	17,285,953	6.34%	10/11/2016
Riverchase Plaza	10,371,572	6.34%	10/11/2016
Traders Point	45,091,190	5.86%	10/11/2016
Geist Pavilion	11,003,937	5.78%	1/1/2017
Kedron Village2	29,464,314	5.70%	1/11/2017
Whitehall Pike	7,207,871	6.71%	7/5/2018
International Speedway Square	20,577,546	5.77%	4/1/2021
Bayport Commons	12,914,303	5.44%	9/1/2021
Eddy Street Commons	25,064,365	5.44%	9/1/2021
Four Property Pool Loan	42,658,566	5.44%	9/1/2021
Centre at Panola, Phase I	3,035,797	6.78%	1/1/2022
	338,765,294
Floating Rate Debt - Hedged:
Associated Bank	15,100,000	1.35%	12/31/2016
TD Bank	14,218,838	3.31%	1/3/2017
Various Banks	125,000,000	1.52%	4/30/2019
Old National	10,000,000	1.33%	1/4/2020
	164,318,838
Net unamortized premium on assumed debt of acquired properties	191,720
Total Fixed Rate Indebtedness	$503,275,852

Property	Balance Outstanding	Interest Rate1	Maturity	Interest Rate at 12/31/12
Variable Rate Debt - Mortgage:
Parkside Town Commons	$13,604,000	LIBOR + 275	8/31/2013	2.96%
951 & 41	7,800,000	LIBOR + 300	9/22/2013	3.21%
Beacon Hill	7,041,750	LIBOR + 125	3/30/2014	1.46%
Eastgate Pavilion	16,482,000	LIBOR + 225	12/31/2016	2.46%
Ridge Plaza	14,243,655	LIBOR + 325	1/3/2017	3.46%
Fishers Station	8,000,000	LIBOR + 269	1/4/2010	2.90%
Bridgewater Marketplace	2,000,000	LIBOR + 294	1/4/2010	3.15%
Subtotal Mortgage Notes	69,171,405
Variable Rate Debt - Secured by Properties under Construction:
Rangeline Crossing	4,014,582	LIBOR + 225	10/31/2014	2.46%
Delray Marketplace	43,225,945	LIBOR + 200	11/18/2014	2.21%
Zionsville Walgreens	3,340,940	LIBOR + 200	6/30/2015	2.46%
Four Corner Square	12,625,273	LIBOR + 225	7/10/2015	2.46%
Holly Springs Towne Center – Phase I	8,949,409	LIBOR + 250	7/31/2015	2.71%
Subtotal Construction Notes	72,156,149

Unsecured Credit Facility	94,624,200	LIBOR + 240	4/30/2016	2.61%

Unsecured Term Loan	125,000,000	LIBOR + 260	4/30/2019	2.81%

Floating Rate Debt - Hedged:	(164,318,838)	Various	Various

Total Variable Rate Indebtedness	196,632,916
Total Consolidated Indebtedness	$699,908,768

____________________
1	At December 31, 2012, one-month LIBOR was 0.21%.

2
As of December 31, 2012, a wholly-owned subsidiary of the Company was in payment default on a $29.5 million non-recourse loan due to insufficient cash flow from the related operating property to fully support the debt service on the loan.  Under the terms of the loan agreement, interest accrues at the stated rate of 5.70% plus a 4.00% default rate and the principal balance of the loan may be called at any time at the election of the lender.  The lender has not indicated an intent to exercise its right to call the loan, but it has also not provided formal waiver thereof to the Company.  The default on this loan did not trigger any cross defaults on its other indebtedness or any of its derivative instruments.  In the contractual obligations table on page 64, the Company has included this obligation payments  through the stated maturity date of January 11, 2017.

Funds From Operations

Funds From Operations (“FFO”) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (NAREIT), which we refer to as the White Paper. The White Paper defines FFO as consolidated net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales and impairments of depreciated property, less preferred dividends, plus depreciation and amortization, and after adjustments for third-party shares of appropriate items.

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales and impairment of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for accelerated amortization of deferred financing fees and a litigation charge, net.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of adjusted FFO provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO should not be considered as an alternative to consolidated net income (loss) (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computations of FFO may not be comparable to FFO reported by other REITs.

Our calculation of FFO and FFO, as adjusted, and reconciliation to consolidated net (loss) income is as follows:

Funds From Operations:	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Consolidated net (loss) income	$(3,704,784)	$4,984,740	$(9,186,140)
Less dividends on preferred shares	(7,920,002)	(5,775,000)	(376,979)
Less net income attributable to noncontrolling interests in properties	(137,552)	(101,069)	(117,155)
Less gain (loss) on sale of operating property, net of tax expense	(7,094,238)	397,909	—
Less gain on sale of unconsolidated property, including tax benefit	—	(4,320,155)	—
Add remeasurement loss on consoldiation of Parkside Town Commons, net	7,979,626	—	—
Add depreciation and amortization net of noncontrolling interests	41,357,472	36,577,580	39,950,624
Funds From Operations of the Kite Portfolio1	30,480,522	31,764,005	30,270,350
Less redeemable noncontrolling interests in Funds From Operations	(3,020,454)	(3,494,040)	(3,359,076)
Funds From Operations allocable to the Company	$27,460,068	$28,269,965	$26,911,274

Funds From Operations of the Kite Portfolio1	$30,480,522	$31,764,005	$30,270,350
Add back Accelerated amortization of deferred financing fees	500,028	—	—
Add back Litigation charge, net	1,007,451	—	—
Funds From Operations of the Kite Portfolio, as adjusted1	$31,988,001	$31,764,005	$30,270,350

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

Market Risk Related to Fixed and Variable Rate Debt

We had $699.9 million of outstanding consolidated indebtedness as of December 31, 2012 (inclusive of net premiums on acquired debt of $0.2 million). As of December 31, 2012, we were party to various consolidated interest rate hedge agreements for a total of $164.3 million, with maturities over various terms ranging from 2016 through 2020. Including the effects of these hedge agreements, our fixed and variable rate debt would have been $503.3 million (72%) and $196.6 million (28%), respectively, of our total consolidated indebtedness at December 31, 2012.

Our future earnings, cash flows and fair values related to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  LIBOR was at historically low levels during 2012.  Based on the amount of our fixed rate debt at December 31, 2012, a 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of approximately $13.7 million. A 100 basis point increase in interest rates on our variable rate debt as of December 31, 2012 would decrease our annual cash flow by approximately $2.0 million.  Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited Kite Realty Group Trust and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kite Realty Group Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kite Realty Group Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kite Realty Group Trust and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and the related financial statement schedule listed in the index at Item 15(a) as of December 31, 2012 of Kite Realty Group Trust and subsidiaries and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

    March 8, 2013

ITEM 9B. OTHER INFORMATION

As we previously announced, on November 7, 2012, our Board of Trustees elected Victor J. Coleman as a trustee of the Company.  In connection with his appointment to the Board of Trustees, on March 8, 2013, the Company and the Operating Partnership entered into an indemnification agreement with Mr. Coleman in substantially the same form as the Company and the Operating Partnership have entered into with each of the Company’s existing trustees.  Subject to certain exceptions, the indemnification agreement provides that the Company and the Operating Partnership will indemnify Mr. Coleman to the maximum extent provided by Maryland law against judgments, penalties, fines, and settlements and reasonable expenses actually incurred by him in connection with certain actions, suits, arbitrations, alternate dispute resolution mechanisms, investigations, administrative hearings, or other proceedings arising out of his service to the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics that applies to our principal executive officer and senior financial officers, which is available on our Internet website at: www.kiterealty.com. Any amendment to, or waiver from, a provision of this code of ethics will be posted on our Internet website.

The remaining information required by this Item is hereby incorporated by reference to the material appearing in our 2013 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end, under the captions “Proposal 1: Election of Trustees Nominees for Election for a One-Year Term Expiring at the 2012 Annual Meeting”, “Executive Officers”, “Information Regarding Governance and Board and Committee Meetings – Committee Charters and Corporate Governance”, “Information Regarding Corporate Governance and Board and Committee Meetings – Board Committees” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance”.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement, under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm - Relationship with Independent Registered Public Accounting Firm”.

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

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE
John A. Kite
March 8, 2013	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ DANIEL R. SINK
Daniel R. Sink
March 8, 2013	Executive Vice President, Chief Financial Officer and Treasurer
(Date)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KITE	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	March 8, 2013
(John A. Kite)

/s/ WILLIAM E. BINDLEY	Trustee	March 8, 2013
(William E. Bindley)

/s/ VICTOR J. COLEMAN	Trustee	March 8, 2013
(Victor J. Coleman)

/s/ RICHARD A. COSIER	Trustee	March 8, 2013
(Richard A. Cosier)

/s/ EUGENE GOLUB	Trustee	March 8, 2013
(Eugene Golub)

/s/ GERALD L. MOSS	Trustee	March 8, 2013
(Gerald L. Moss)

/s/ MICHAEL L. SMITH	Trustee	March 8, 2013
(Michael L. Smith)

/s/ DANIEL R. SINK	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 8, 2013
(Daniel R. Sink)

Kite Realty Group Trust

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audit also included the financial statement schedule listed in the index at item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kite Realty Group Trust and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kite Realty Group Trust and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

March 8, 2013

Kite Realty Group Trust
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets:
Investment properties, at cost:
Land	$239,690,837	$238,129,092
Land held for development	34,878,300	36,977,501
Buildings and improvements	892,508,729	845,173,680
Furniture, equipment and other	4,419,918	5,474,403
Construction in progress	223,135,354	147,973,380
	1,394,633,138	1,273,728,056
Less: accumulated depreciation	(194,297,531)	(178,006,632)
	1,200,335,607	1,095,721,424

Cash and cash equivalents	12,482,701	10,042,450
Tenant receivables, including accrued straight-line rent of $12,189,449 and $11,398,347, respectively, net of allowance for uncollectible accounts	21,210,754	20,413,671
Other receivables	4,946,219	2,978,225
Investments in unconsolidated entities, at equity	15,522	21,646,443
Escrow deposits	12,960,488	9,424,986
Deferred costs, net	34,536,474	31,079,129
Prepaid and other assets	2,169,140	1,959,790
Total Assets	$1,288,656,905	$1,193,266,118
Liabilities and Equity:
Mortgage and other indebtedness	$699,908,768	$689,122,933
Accounts payable and accrued expenses	54,187,172	36,048,324
Deferred revenue and other liabilities	20,269,501	12,636,228
Total Liabilities	774,365,441	737,807,485
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	37,669,803	41,836,613
Equity:
Kite Realty Group Trust Shareholders’ Equity
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 shares and 2,800,000 shares issued and outstanding at December 31, 2012 and 2011, respectively, with a liquidation value of $102,500,000 and $70,000,000	102,500,000	70,000,000
Common Shares, $.01 par value, 200,000,000 shares authorized, 77,728,697 shares and 63,617,019 shares issued and outstanding at December 31, 2012 and 2011, respectively	777,287	636,170
Additional paid in capital	513,111,877	449,763,528
Accumulated other comprehensive loss	(5,258,543)	(1,524,095)
Accumulated deficit	(138,044,264)	(109,504,068)
Total Kite Realty Group Trust Shareholders’ Equity	473,086,357	409,371,535
Noncontrolling Interests	3,535,304	4,250,485
Total Equity	476,621,661	413,622,020
Total Liabilities and Equity	$1,288,656,905	$1,193,266,118

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
Revenue:
Minimum rent	$76,529,463	$70,471,652	$66,089,179
Tenant reimbursements	20,178,355	18,912,561	16,519,926
Other property related revenue	4,051,442	4,250,647	5,000,507
Construction and service fee revenue	294,610	373,104	6,848,073
Total revenue	101,053,870	94,007,964	94,457,685
Expenses:
Property operating	17,391,918	17,554,804	16,777,395
Real estate taxes	13,300,245	12,873,933	11,136,000
Cost of construction and services	325,420	309,074	6,142,042
General, administrative, and other	7,124,078	6,280,294	5,367,143
Acquisition costs	364,364	—	—
Litigation charge, net	1,007,451	—	—
Depreciation and amortization	40,372,414	34,698,029	37,545,432
Total expenses	79,885,890	71,716,134	76,968,012
Operating income	21,167,980	22,291,830	17,489,673
Interest expense	(25,660,381)	(23,599,227)	(26,809,424)
Income tax benefit (expense) of taxable REIT subsidiary	105,984	1,294	(265,986)
Income (loss) from unconsolidated entities	91,452	333,628	(51,964)
Gain on sale of unconsolidated property, including tax benefit	—	4,320,155	—
Remeasurement loss on consolidation of Parkside Town Commons, net	(7,979,626)	—	—
Other income, net	148,506	208,813	230,223
(Loss) income from continuing operations	(12,126,085)	3,556,493	(9,407,478)
Discontinued operations:
Income from operations	1,327,063	1,826,156	221,339
Gain (loss) on sale of operating properties, net of tax	7,094,238	(397,909)	—
Income from discontinued operations	8,421,301	1,428,247	221,339
Consolidated net (loss) income	(3,704,784)	4,984,740	(9,186,140)
Net (income) loss attributable to noncontrolling interests	(629,063)	(3,466)	915,310
Net (loss) income attributable to Kite Realty Group Trust	(4,333,847)	4,981,274	(8,270,830)
Dividends on preferred shares	(7,920,002)	(5,775,000)	(376,979)
Net loss attributable to common shareholders	$(12,253,849)	$(793,726)	$(8,647,809)
Net loss per common share – basic & diluted:
Loss from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.27)	$(0.03)	$(0.14)
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	0.09	0.02	0.00
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.18)	$(0.01)	$(0.14)

Weighted average Common Shares outstanding – basic and diluted	66,885,259	63,557,322	63,240,474

Dividends declared per Common Share	$0.24	$0.24	$0.24

Net loss attributable to Kite Realty Group Trust common shareholders:
Loss from continuing operations	$(18,181,128)	$(2,065,572)	$(8,844,583)
Income from discontinued operations	5,927,279	1,271,846	196,774
Net loss attributable to Kite Realty Group Trust common shareholders	$(12,253,849)	$(793,726)	$(8,647,809)

Consolidated net (loss) income	$(3,704,784)	$4,984,740	$(9,186,140)
Change in fair value of derivatives	(4,002,459)	1,547,918	3,274,373
Total comprehensive (loss) income	(7,707,243)	6,532,658	(5,911,767)
Comprehensive (income) loss attributable to noncontrolling interests	(361,052)	(175,379)	543,243
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(8,068,295)	$6,357,279	$(5,368,524)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balances, December 31, 2009	—	$—	63,062,083	$630,621	$449,863,390	$(5,802,406)	$(69,613,763)	$375,077,842
Stock compensation activity	—	—	150,825	1,508	763,369	—	—	764,877
Proceeds of preferred share offering, net	2,800,000	70,000,000	—	—	(2,517,500)	—	—	67,482,500
Proceeds from employee share purchase plan	—	—	9,311	93	39,301	—	—	39,394
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	—	—	2,902,306	—	2,902,306
Distributions declared to common shareholders	—	—	—	—	—	—	(15,186,009)	(15,186,009)
Distributions to preferred shareholders	—	—	—	—	—	—	(376,979)	(376,979)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(8,270,830)	(8,270,830)
Exchange of redeemable noncontrolling interest for common stock	—	—	120,000	1,200	1,558,800	—	—	1,560,000
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	(928,180)	—	—	(928,180)
Balances, December 31, 2010	2,800,000	$70,000,000	63,342,219	$633,422	$448,779,180	$(2,900,100)	$(93,447,581)	$423,064,921
Stock compensation activity	—	—	253,442	2,534	798,462	—	—	800,996
Proceeds from employee share purchase plan	—	—	5,358	54	23,978	—	—	24,032
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	—	—	1,376,005	—	1,376,005
Acquisition of noncontrolling interest in Rangeline Crossing	—	—	—	—	(31,005)	—	—	(31,005)
Offering costs	—	—	—	—	(276,253)	—	—	(276,253)
Distributions declared to common shareholders	—	—	—	—	—	—	(15,262,761)	(15,262,761)
Distributions to preferred shareholders	—	—	—	—	—	—	(5,775,000)	(5,775,000)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	4,981,274	4,981,274
Exchange of redeemable noncontrolling interest for common stock	—	—	16,000	160	207,840	—	—	208,000
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	261,326	—	—	261,326
Balances, December 31, 2011	2,800,000	$70,000,000	63,617,019	$636,170	$449,763,528	$(1,524,095)	$(109,504,068)	$409,371,535
Stock compensation activity	—	—	266,588	2,666	982,119	—	—	984,785
Proceeds of preferred share offering, net	1,300,000	32,500,000	—	—	(1,179,704)	—	—	31,320,296
Issuance of common shares, net	—	—	12,075,000	120,750	59,548,732	—	—	59,669,482
Issuance of common shares under at-the-market plan, net	—	—	661,589	6,616	3,182,271	—	—	3,188,887
Proceeds from employee share purchase plan	—	—	4,787	48	22,707	—	—	22,755
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	—	—	(3,734,448)	—	(3,734,448)
Distributions declared to common shareholders	—	—	—	—	—	—	(16,286,347)	(16,286,347)
Distributions to preferred shareholders	—	—	—	—	—	—	(7,920,002)	(7,920,002)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(4,333,847)	(4,333,847)
Exchange of redeemable noncontrolling interest for common stock	—	—	1,103,714	11,037	5,822,679	—	—	5,833,716
Adjustments to redeemable noncontrolling interests – Operating Partnership	—	—	—	—	(5,030,455)	—	—	(5,030,455)
Balances, December 31, 2012	4,100,000	$102,500,000	77,728,697	$777,287	$513,111,877	$(5,258,543)	$(138,044,264)	$473,086,357

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
Cash flow from operating activities:
Consolidated net (loss) income	$(3,704,784)	$4,984,740	$(9,186,140)
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Gain on sale of unconsolidated properties	—	(4,320,155)	—
Remeasurement loss on consolidation of Parkside Town Commons, net	7,979,626
Equity in (earnings) loss of unconsolidated entities	(91,452)	(333,628)	51,964
(Gain) loss on sale of operating property, net of tax	(7,094,238)	397,909	—
Straight-line rent	(2,362,360)	(2,690,710)	(547,063)
Depreciation and amortization	43,768,649	38,655,771	42,564,646
Provision for credit losses, net of recoveries	858,771	1,364,820	1,443,675
Compensation expense for equity awards	602,384	519,929	488,557
Amortization of debt fair value adjustment	(117,625)	(430,858)	(430,858)
Amortization of in-place lease liabilities	(1,986,196)	(2,460,002)	(2,822,305)
Distributions of income from unconsolidated entities	91,452	4,432,456	—
Changes in assets and liabilities:
Tenant receivables	(507,368)	524,137	(539,800)
Deferred costs and other assets	(7,065,797)	(11,930,493)	421,494
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(7,098,709)	3,513,039	(1,178,564)
Net cash provided by operating activities	23,272,353	32,226,955	30,265,606
Cash flow from investing activities:
Acquisitions of interests in properties	(65,909,266)	(16,368,190)	—
Capital expenditures, net	(114,153,351)	(63,559,852)	(39,032,155)
Net proceeds from sales of operating properties	87,385,567	1,483,941	—
Change in construction payables	20,829,890	297,918	2,392,632
Note receivable from joint venture partner	—	125,780	687,648
Contributions to unconsolidated entities	(150,000)	(8,518,604)	(445,295)
Distributions of capital from unconsolidated entities	372,548	—	—
Net cash used in investing activities	(71,624,613)	(86,539,007)	(36,397,170)
Cash flow from financing activities:
Common share issuance proceeds, net of costs	63,038,208	(252,221)	39,394
Preferred share issuance proceeds, net of costs	31,320,296	—	67,482,500
Acquisition of noncontrolling interests in Rangeline Crossing	—	(1,697,137)	—
Loan proceeds	308,954,787	211,528,578	58,726,952
Loan transaction costs	(2,234,504)	(4,370,749)	(989,943)
Loan payments and related financing escrow	(322,646,717)	(132,901,400)	(105,663,994)
Distributions paid – common shareholders	(15,439,904)	(15,246,825)	(15,546,044)
Distributions paid – preferred shareholders	(7,696,563)	(5,694,792)	—
Distributions paid – redeemable noncontrolling interests	(1,810,993)	(1,884,965)	(1,907,073)
Distributions to noncontrolling interests	(2,692,099)	(520,515)	(574,076)
Net cash provided by financing activities	50,792,511	48,959,974	1,567,716
Increase (decrease) in cash and cash equivalents	2,440,251	(5,352,078)	(4,563,848)
Cash and cash equivalents, beginning of year	10,042,450	15,394,528	19,958,376
Cash and cash equivalents, end of year	$12,482,701	$10,042,450	$15,394,528

Supplemental disclosures
Cash paid for interest, net of capitalized interest	$24,789,487	$24,286,585	$26,661,839
Cash paid for taxes	$150,000	$77,000	$298,493

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
December 31, 2012

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

At December 31, 2012, the Company owned interests in 56 operating properties (consisting of 54 retail properties and two commercial operating properties) and six in-process development or redevelopment projects.  The Company also owned land parcels intended for future development and redevelopment which include parcels that are undergoing pre-development activities and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third-party financings.  As of December 31, 2012, these future developments and redevelopments consisted of four projects that are expected to contain approximately 1.0 million square feet of total gross leasable area (including non-owned anchor space) upon completion of development or redevelopment.  Finally, as of December 31, 2012, the Company also owned interests in other land parcels comprising 91 acres that are expected to be used for future expansion of existing properties or development of new retail or commercial properties.  The Company may also elect to sell such land to third parties under certain circumstances. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

At December 31, 2011, the Company owned interests in 58 operating properties (consisting of 54 retail properties, four commercial operating properties), six properties under development or redevelopment and 101 acres of land held for development.

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

As of December 31, 2012, the Company had investments in three joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $50.3 million which is secured by assets of the VIEs totaling $104.3 million.  The Operating Partnership guarantees the debt of these VIEs.  In addition to Rangeline Crossing, which is discussed below, and Parkside Town Commons, which is discussed in Footnote 3, in 2011 the Company acquired the entire outside partners’ interests in two VIEs, which were consolidated by the Company, which was previously deemed to be the primary beneficiary, for nominal amounts.

The Company considers all relationships between itself and the VIE, including development agreements, management agreements and other contractual arrangements, in determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance. The Company also continuously reassesses primary beneficiary status.  Other than with regard to Rangeline Crossing and Parkside Town Commons as described below and as described above, there were no changes during the years ended December 31, 2012, 2011 or 2010 to the Company’s conclusions regarding whether an entity qualifies as a VIE or whether the Company is the primary beneficiary of any previously identified VIE.

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

Rangeline Crossing  (formerly The Centre)

In February 2011, the Company completed the acquisition of the remaining 40% interest in Rangeline Crossing, a consolidated redevelopment property, from its joint venture partners and assumed all leasing and management responsibilities of the property.  The purchase price of the 40% interest was $2.2 million, including the settlement of a $0.6 million loan previously made by the Company.  The transaction was accounted for as an equity transaction as the Company retained its controlling financial interest.  The carrying amount of the non-controlling interest was eliminated, and the difference between the fair value of the consideration paid and the non-controlling interest was recognized in additional paid-in capital.

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

•
above-market and below-market in-place lease values for acquired properties are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases.  Any below-market renewal options are also considered in the in-place lease values.  The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the remaining non-cancelable terms of the respective leases.  Should a tenant vacate, terminate its lease, or otherwise notify the Company of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income; and

•
the value of leases acquired.  The Company utilizes independent sources for its estimates to determine the respective in-place lease values.  The Company’s estimates of value are made using methods similar to those used by independent appraisers.  Factors the Company considers in its analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

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

Investment Properties

Capitalization and Depreciation

Investment properties are recorded at cost and include costs of acquisitions, development, pre-development, construction, certain allocated overhead, tenant allowances and improvements, and interest and real estate taxes incurred during construction.  Significant renovations and improvements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset.  If a tenant vacates a space prior to the lease expiration, terminates its lease, or otherwise notifies the Company of its intent to do so, any related unamortized tenant allowances are expensed over the shortened lease period.  Maintenance and repairs that do not extend the useful lives of the respective assets are reflected in property operating expense.

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

Depreciation on buildings and improvements is provided utilizing the straight-line method over estimated original useful lives ranging from 10 to 35 years.  Depreciation on tenant allowances, tenant inducements, and tenant improvements are provided utilizing the straight-line method over the term of the related lease.  Depreciation on equipment and fixtures is provided utilizing the straight-line method over 5 to 10 years.

Impairment

Management reviews both operational and development properties, land parcels and intangible assets for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment.  Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets.  Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset.  If the Company decides to sell or otherwise dispose of an asset, its carrying value may differ from its sales price.

Held for Sale and Discontinued Operations

Operating properties held for sale include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year among other factors.  Operating properties are carried at the lower of cost or fair value less costs to sell.  Depreciation and amortization are suspended during the period during which the asset is held-for-sale.  There were no assets classified as held for sale as of December 31, 2012 or 2011.

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

Note 3 includes a discussion of fair values recorded when the Company acquired a controlling interest in Parkside Town Commons development project.  Level 3 inputs to this transaction include our estimations of the fair value of the real estate and related assets acquired.

Note 9 includes a discussion of the fair values recorded in purchase accounting.  Level 3 inputs to these acquisitions include our estimations of market leasing rates, tenant-related costs, discount rates, and disposal values.

Derivative Financial Instruments

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

Gains from sales of real estate are recognized when a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the Company has transferred to the buyer the usual risks and rewards of ownership, and the Company does not have a substantial continuing financial involvement in the property.  As part of the Company’s ongoing business strategy, it will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Net gains realized on such sales were $0.8 million, $0.2 million, and $2.6 million for the years ended December 31, 2012, 2011, and 2010, respectively, and are classified as other property related revenue in the accompanying consolidated statements of operations.

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

	2012	2011	2010
Balance, beginning of year	$1,334,515	$1,629,883	$1,913,584
Provision for credit losses, net of recoveries	858,771	1,364,820	1,443,675
Accounts written off	(1,438,441)	(1,660,188)	(1,727,376)
Balance, end of year	$754,845	$1,334,515	$1,629,883

Other Receivables

Other receivables consist primarily of receivables due from municipalities and from tenants for non-rental revenue related activities.  Prior to 2011, other receivables consisted primarily of receivables due in the ordinary course of the Company’s construction and advisory services businesses.

Concentration of Credit Risk

The Company may be subject to concentrations of credit risk with regards to its cash and cash equivalents.  The Company places its cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  In addition, the Company’s accounts receivable from and leases with tenants potentially subjects it to a concentration of credit risk related to its accounts receivable and revenue.  At December 31, 2012, 46%, 36% and 4% of total billed receivable were due from tenants leasing space in the states of Indiana, Florida, and Texas, respectively.  For the year ended December 31, 2012, 40%, 29% and 16% of the Company’s revenue recognized was from tenants leasing space in the states of Indiana, Florida, and Texas, respectively.  There were no significant changes in the concentration percentages for the years ended December 31, 2011 and 2010.

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged for either cash or common shares, at our option, under certain circumstances, and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net loss for the years ended December 31, 2012, 2011 and 2010, the potentially dilutive securities were not dilutive for these periods.

For each of the years ended December 31, 2012, 2011, and 2010, 1.7 million of the Company’s outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive.

Income Taxes and REIT Compliance

The Company, which is considered a corporation for federal income tax purposes, has been organized and intends to continue to operate in a manner that will enable the Company to maintain its qualification as a REIT for federal income tax purposes.  As a result, the Company  generally will not be subject to federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders and meets certain other requirements on a recurring basis.  To the extent that the Company satisfies this distribution requirement, but distributes less than 100% of its taxable income, the Company will be subject to federal corporate income tax on its undistributed REIT taxable income.  REITs are subject to a number of organizational and operational requirements.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates.  The Company may also be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income even if it does qualify as a REIT.

The Company has elected to treat Kite Realty Holdings, LLC as a taxable REIT, and we may elect to treat other  subsidiaries as taxable REIT subsidiaries in the future.  This enables the Company to receive income and provide services that would otherwise be impermissible for REITs.  Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

For the years ended December 31, 2012 and 2011, there were insignificant amounts of income tax benefits recorded.  Income tax provision for the year ended December 31, 2010 was $266,000.

Other state and local income taxes were not significant in any of the periods presented.

Noncontrolling Interests

The Company reports its noncontrolling interest in a subsidiary as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest is identified in the consolidated financial statements.

The noncontrolling interests in consolidated properties for the years ended December 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Noncontrolling interests balance January 1	$4,250,485	$6,914,264	$7,371,185
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	1,976,918	101,069	117,155
Acquisition of noncontrolling interest in Rangeline Crossing	−	(2,244,333)	−
Distributions to noncontrolling interests	(2,692,099)	(520,515)	(574,076)
Noncontrolling interests balance at December 31	$3,535,304	$4,250,485	$6,914,264

The Company classifies redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because the Company may be required to pay cash to unitholders upon redemption of their interests in the limited partnership under certain circumstances.

The redeemable noncontrolling interests in the Operating Partnership for the years ended December 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Redeemable noncontrolling interests balance January 1	$41,836,613	$44,115,028	$47,307,115
Net loss allocable to redeemable noncontrolling interests	(1,347,855)	(97,603)	(1,032,465)
Accrued distributions to redeemable noncontrolling interests	(1,747,683)	(1,883,399)	(1,899,839)
Other comprehensive (loss) income allocable to redeemable noncontrolling interests 1	(268,011)	171,913	372,037
Exchange of redeemable noncontrolling interest for common stock	(5,833,716)	(208,000)	(1,560,000)
Adjustment to redeemable noncontrolling interests - Operating Partnership2	5,030,455	(261,326)	928,180
Redeemable noncontrolling interests balance at December 31	$37,669,803	$41,836,613	$44,115,028

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 10).

2	Includes adjustments to reflect amounts at the greater of historical book value or redemption value.

The following sets forth accumulated other comprehensive loss allocable to noncontrolling interests for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Accumulated comprehensive loss balance at January 1	$(187,885)	$(359,798)	$(731,835)
Other comprehensive (loss) income allocable to noncontrolling interests 1	(268,011)	171,913	372,037
Accumulated comprehensive loss balance at December 31	$(455,896)	$(187,885)	$(359,798)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 10).

The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid in capital.  As of December 31, 2011 and 2010, the historical book value of the redeemable noncontrolling interests exceeded the redemption value, so no adjustment was necessary.  As of December 31, 2012, the redemption value of the redeemable noncontrolling interests did exceed the historical book value, and the balance was adjusted to redemption value.

The Company allocates net operating results of the Operating Partnership after preferred dividends and noncontrolling interest in the consolidated properties based on the partners’ respective weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the redeemable noncontrolling weighted average interests in the Operating Partnership for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Company’s weighted average diluted interest in Operating Partnership	90.1%	89.0%	88.9%
Redeemable noncontrolling weighted average diluted interests in Operating Partnership	9.9%	11.0%	11.1%

The Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Company’s interest in Operating Partnership	92.0%	89.0%
Redeemable noncontrolling interests in Operating Partnership	8.0%	11.0%

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2011 and 2010 have been reclassified to conform to the 2012 consolidated financial statement presentation.

Note 3. Parkside Town Commons

On December 31, 2012, the Company acquired a controlling interest in a development project called Parkside Town Commons (“Parkside”), which was historically accounted for under the equity method.  Parkside was owned in a joint venture with Prudential Real Estate Investors (“PREI”).

The Company acquired PREI’s 60% interest in the project for $13.3 million, including assumption of PREI’s $8.7 million share of indebtedness on the project.  The Company recorded a non-cash remeasurement loss upon consolidation of Parkside of $8.0 million, net, consisting of a $14.9 million loss on remeasurement of the Company’s equity investment and a $6.9 million gain on the acquisition of PREI’s interest at a discount.

As a result of the acquisition of PREI’s interest in Parkside, the Company remeasured its equity method investment in the development.  The fair value of the real estate and related assets acquired were estimated primarily using the market approach with the assistance of a third party appraisal.  The most significant assumption in the fair value estimate was the comparable sales value.  The estimate of fair value was determined to have primarily relied upon Level 3 inputs, as previously defined.

Based on this approach, the fair value of the assets of Parkside was estimated to be $33.6 million, the fair value of the variable-rate mortgage was determined to be $14.4 million, and the fair value of the net equity was determined to be $19.2 million.  The Company gained control of Parkside and remeasured its previous 40% equity method investment to fair value, which was determined to be $7.7 million resulting in a remeasurement loss of $14.9 million.  Prior to this transaction, the Company had determined that any decline in value was temporary.

Upon consolidation, the Company measured the acquired assets and assumed liabilities at the fair values noted above.  The Company acquired PREI’s 60% interest at a discount to the fair value and recorded a gain on the transaction of $6.9 million.

Note 4. Litigation Charge

In 2012, the Company was a claimant in a matter of arbitration against a former tenant of one of its operating properties.  In this matter, the former tenant counterclaimed, alleging damages caused by the Company’s withholding of its consent to the assignment to a third party of its lease with the tenant.  On March 29, 2012, the Company received a notice of an interim arbitration award and order (the “Interim Order”) which awarded to a tenant damages plus attorneys’ fees and costs of $1.3 million.  In the fourth quarter of 2012, the Company partially recovered costs associated with the Interim Order.  The net amount is reflected in the statement of operations for the year ended December 31, 2012 and has been paid, releasing the Company from the claim.

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

The total share-based compensation expense, net of amounts capitalized, included in general and administrative expenses for the years ended December 31, 2012, 2011, and 2010 was $0.9 million, $0.7 million, and $0.7 million, respectively.  Total share-based compensation cost capitalized for the years ended December 31, 2012, 2011, and 2010 was $0.4 million, $0.3 million, and $0.3 million, respectively, related to development and leasing activities.

As of December 31, 2012, there were 142,653 shares available for grant under the 2004 Equity Incentive Plan.

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

A summary of option activity under the Plan as of December 31, 2012, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2012	1,736,978	$9.32
Granted	5,000	5.05
Exercised	(18,525)	3.13
Forfeited	(11,500)	8.50
Outstanding at December 31, 2012	1,711,953	$9.38
Exercisable at December 31, 2012	1,491,267	$10.10
Exercisable at December 31, 2011	1,273,727	$10.58

The fair value on the respective grant dates of the 5,000, 76,271, and 161,500 options granted during the periods ended December 31, 2012, 2011, and 2010 was $1.30, $1.18, and $0.65 per option, respectively.

The aggregate intrinsic value of the 18,525, 14,033 and 6,000 options exercised during the years ended December 31, 2012, 2011 and 2010 was $16,112, $27,824 and $6,180, respectively.

The aggregate intrinsic value and weighted average remaining contractual term of the outstanding and exercisable options at December 31, 2012 were as follows:

	Options	Aggregative Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2012	1,711,953	$1,241,153	4.47
Exercisable at December 31, 2012	1,491,267	$911,895	4.16

As of December 31, 2012, there was $0.2 million of total unrecognized compensation cost related to outstanding unvested share option awards, which is expected to be recognized over a weighted-average period of 1.07 years.  We expect to incur $0.1 million of this expense in fiscal year 2013 and the remaining $0.1 million in fiscal year 2014 through 2017.

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

The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2012 and changes during the year then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding at January 1, 2012	333,724	$5.02
Shares granted	270,671	5.36
Shares forfeited	(3,827)	4.99
Shares vested	(119,748)	4.54
Restricted shares outstanding at December 31, 2012	480,820	$5.27

During the years ended December 31, 2012, 2011 and 2010, the Company granted 270,671, 244,134, and 136,324 restricted shares to employees and non-employee members of the Board of Trustees with weighted average grant date fair values of $5.36, $5.12, and $4.20, respectively.  The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was $0.6 million, $0.4 million, and $0.2 million, respectively.

As of December 31, 2012, there was $2.1 million of total unrecognized compensation cost related to restricted shares granted under the Plan, which is expected to be recognized over a weighted-average period of 1.6 years.  We expect to incur $0.8 million of this expense in fiscal year 2013, $0.6 million in fiscal year 2014, $0.4 million in fiscal year 2015, $0.2 million in fiscal year 2016, and the remainder in fiscal year 2017.

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

During the years ended December 31, 2012, 2011, and 2010, three trustees elected to receive at least a portion of their compensation in deferred share units and an aggregate of 39,914, 44,379, and 32,639 deferred share units, respectively, including dividends that were reinvested for additional share units, were credited to those non-employee trustees based on a weighted-average grant date fair value of $4.96, $4.24, and $4.55, respectively.  During the years ended December 31, 2012, 2011, and 2010, the Company incurred expense of $0.2 million, $0.1 million, and $0.2 million, respectively, related to deferred share units credited to non-employee trustees in lieu of payment of trustee fees in cash.

Other Equity Grants

During the years ended 2012, 2011, and 2010, the Company issued 7,566, 7,935, and 8,631 unrestricted common shares, respectively, with weighted average grant date fair values of $4.95, $4.72, and $4.34 per share, respectively, to non-employee members of our Board of Trustees in lieu of 50% of their annual retainer compensation.

Note 6. Deferred Costs

Deferred costs consist primarily of financing fees incurred to obtain long-term financing, acquired lease intangible assets, and broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At December 31, 2012 and 2011, deferred costs consisted of the following:

	2012	2011
Deferred financing costs	$9,019,126	$8,904,454
Acquired lease intangible assets	6,292,202	5,397,258
Deferred leasing costs and other	36,029,120	33,598,741
	51,340,448	47,900,453
Less—accumulated amortization	(16,803,974)	(16,821,324)
Total	$34,536,474	$31,079,129

The estimated aggregate amortization amounts from net unamortized acquired lease intangible assets for each of the next five years and thereafter are as follows:

2013	$855,314
2014	637,844
2015	483,791
2016	358,926
2017	271,447
Thereafter	1,044,096
Total	$3,651,418

The accompanying consolidated statements of operations include amortization expense as follows:

	For the year ended December 31,
	2012	2011	2010
Amortization of deferred financing costs	$1,970,973	$1,586,941	$1,832,418
Amortization of deferred leasing costs, lease intangibles and other	$3,927,200	$3,965,814	$4,473,346

Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense, while the amortization of deferred financing costs is included in interest expense.

Note 7. Deferred Revenue and Other Liabilities

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

At December 31, 2012 and 2011, deferred revenue and other liabilities consisted of the following:

	2012	2011
Unamortized in-place lease liabilities	$10,766,097	$8,637,607
Deferred construction revenue and other	77,673	910,184
Construction retainages payable	5,698,497	148,564
Tenant rents received in advance	3,671,668	2,515,221
Deferred income taxes	55,566	424,652
Total	$20,269,501	$12,636,228

The estimated aggregate amortization of acquired lease intangibles (unamortized fair value of in-place lease liabilities) for each of the next five years and thereafter is as follows:

2013	$2,532,303
2014	2,160,795
2015	1,323,558
2016	836,092
2017	712,103
Thereafter	3,201,246
Total	$10,766,097

Note 8. Investments in Unconsolidated Joint Ventures

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

As of December 31, 2011, the Company owned a non-controlling interest in one development land parcel (Parkside Town Commons), which was also accounted for under the equity method.  The Company’s investment in Parkside Town Commons was $21.3 million as of December 31, 2011.  On December 31, 2012, the Company acquired its partner’s interest in the joint venture (see Note 3).

Combined summary financial information of entities accounted for using the equity method of accounting and a summary of the Company’s investment in and share of income from these entities follows.  The financial position as of December 31, 2012 and the operating results for the year ended December 31, 2012 were not material.

December 31, 2011
Assets:
Investment properties at cost:
Construction in progress	62,108,456
62,108,456
Less: Accumulated depreciation	—
Investment properties, at cost, net	62,108,456
Cash and cash equivalents	1,267,585
Escrow deposits	432,176
Deferred costs and other assets	59,273
Total assets	$63,867,490
Liabilities and Owners’ Equity:
Mortgage and other indebtedness	$14,440,000
Accounts payable and accrued expenses	742,475
Total liabilities	15,182,475
Owners’ equity	48,685,015
Total liabilities and owners’ equity	$63,867,490
Company share of total assets	$25,546,996
Company investment in joint ventures	$21,646,443
Company share of mortgage and other indebtedness	$5,776,000

	Year Ended December 31,
	2011	2010
Revenue:
Minimum rent	$—	$—
Tenant reimbursements	—	—
Hotel rental revenue	4,443,374	2,002,761
Other property related revenue	—	—
Total revenue	4,443,374	2,002,761
Expenses:
Property operating	2,755,467	1,459,059
Real estate taxes	337,701	70,000
Depreciation and amortization	194,133	388,262
Total expenses	3,287,301	1,917,321
Operating income	1,156,073	85,440
Interest expense	(340,099)	(189,368
Other income	—	—
Income (loss) from continuing operations	815,974	(103,928
Gain on sale of operating property	8,286,246	—
Net income (loss)	$9,102,220	$(103,928
Third-party investors’ share of net income (loss)	(4,551,110)	51,964
Company share of net income (loss)	$4,551,110	$51,964

    Amounts classified as:

Company’s share of income (loss) from unconsolidated entities	$333,628	$(51,964)
Company’s share of gain on sale of unconsolidated property	4,217,482	—
Tax effects from sale of unconsolidated property and other parent-level costs	102,673	—
Income (loss) from unconsolidated entities and gain on sale of unconsolidated property	$4,653,783	$(51,964)

“Excess investment” represented the unamortized difference of the Company’s investment over its share of the equity in the underlying net assets of the joint ventures.  As of December 31, 2011, the Company had an excess investment in Parkside Town Commons of $2.1 million.

Note 9. Development, Redevelopment, and Acquisition Activities

2012 Development Activities

Delray Marketplace

In 2012, the Company commenced vertical construction on Delray Marketplace in Delray Beach, Florida.  The center will be anchored by Publix and Frank Theatres along with multiple shop retailers including Charming Charlie’s, Chico’s, Jos. A Bank, Max’s Grille, and White House | Black Market.

Holly Springs Towne Center – Phase I

In 2012, the Company commenced vertical construction on Holly Springs Towne Center – Phase I near Raleigh, North Carolina.  The Company sold land to Target and the project will also be anchored by Dick’s Sporting Goods, Marshall’s, Michael’s, and Petco.  In July 2012, the Company closed on a $37.5 million construction loan to fund construction costs.

Parkside Town Commons – Phase I

In 2012, the Company transitioned Parkside Town Commons – Phase I near Raleigh, North Carolina to an in-process development.  The center will be anchored by Harris Teeter and a non-owned Target.

Depauw University Bookstore & Cafe

In 2012, the Company completed construction on a bookstore and café at DePauw University in Greencastle, Indiana and transitioned it to the operating portfolio.

Walgreens

In 2012, the Company completed construction on a Walgreens in Indianapolis, Indiana and transitioned it to the operating portfolio.

2012 Redevelopment Activities

During 2010, the Company completed plans for its redevelopment projects at Rivers Edge and Coral Springs Plaza.  As part of finalizing its plans, the Company reduced the estimated useful lives of certain assets that were demolished.  As a result of this change in estimate, a total of $5.8 million of additional depreciation was recognized in 2010.

Four Corner Square

In 2012, the Company commenced vertical construction on the expansion of Four Corner Square near Seattle, Washington.  The center will be anchored by Grocery Outlet, Walgreens, and Do It Best Hardware.  In July 2012, the Company closed on a $22.8 million construction loan to fund construction costs.   As part of finalizing its plans, the Company reduced the estimated useful lives of certain assets that were demolished and recognized $2.2 million of accelerated depreciation and amortization in 2012.

Rangeline Crossing

In 2012, the Company completed plans and commenced vertical construction for the redevelopment of Rangeline Crossing near Indianapolis, Indiana. The center will be anchored by Earth Fare and Walgreens.  In November 2012, the Company closed on an $18.4 million construction loan to fund construction costs.  As part of finalizing its plans, the Company reduced the estimated useful lives of certain assets that were demolished and recognized $2.0 million of accelerated depreciation and amortization in 2012.

Bolton Plaza

In 2012, the Company executed a lease with LA Fitness to occupy the remaining vacant anchor space at this property and transitioned the property to an in-process redevelopment.

Oleander Place

In 2011, the Company acquired Oleander Place in Wilmington, North Carolina.  Subsequent to the acquisition, the Company executed a lease termination agreement with the former anchor and a new lease with Whole Foods.  In connection with the lease termination agreement, the Company received a lease termination fee of $0.8 million.  During 2011, the Company completed plans for the redevelopment of this property and recognized $1.5 million of accelerated depreciation and amortization.

In 2012, the Company completed construction of this redevelopment and transitioned it to the operating portfolio.

2012 Acquisition Activities

In June 2012, the Company acquired Cove Center in Stuart, Florida for a purchase price of $22.1 million.  The Company allocated the purchase price to the fair value of tangible assets and intangibles.

In July 2012, the Company acquired 12th Street Plaza in Vero Beach, Florida for a purchase price of $15.2 million.  The Company assumed a $7.9 million mortgage with a fixed interest rate of 5.67%, maturing in August 2013, as part of the acquisition.  The Company allocated the purchase price to the fair value of tangible assets, intangibles, and debt assumed.

In December 2012, the Company acquired Plaza Green and Publix at Woodruff for $28.8 million and $9.1 million, respectively.  Both of these properties are located in Greenville, South Carolina.  The Company made a preliminary allocation of the purchase price of this property to the fair value of tangible assets and intangibles.  Purchase price allocations are subject to revision with the measurement period, not to exceed one year.

    The fair value of the real estate and related assets acquired were primarily determined using the income approach.  The income approach required the Company to make assumptions about market leasing rates, tenant-related costs, discount rates, and disposal values.  The estimates of fair value were determined to have primarily relied upon Level 3 inputs, as previously defined.

The following table summarized our allocation of the fair value of amounts recognized for each major class of asset and liability for these acquisitions:

Real Estate assets	$76,530,776
Lease-related intangible assets	2,209,098
Other assets	8,072
Total acquired assets	78,747,946

Secured debt	8,086,135
Deferred revenue and other liabilities	4,952,545
Total assumed liabilities	13,038,680

Fair value of acquired net assets	65,709,266

2011 Acquisition Activities

In February 2011, the Company acquired Oleander Pointe, an unencumbered shopping center in Wilmington, North Carolina, for a purchase price of $3.5 million.  In June 2011, the Company acquired Lithia Crossing, an unencumbered shopping center in Tampa, Florida for a purchase price of $13.3 million.  The Company allocated the purchase price for both acquisitions to the fair value of tangible assets and intangibles.

Note 10. Discontinued Operations

In 2012, the Company sold the following properties for net proceeds of $87.4 million (inclusive of our partners’ share) and a net gain of $7.1 million:

•	Gateway Shopping Center in Marysville, Washington in February 2012;

•	South Elgin Commons in South Elgin, Illinois in June 2012;

•	50 S. Morton near Indianapolis, Indiana in July 2012;

•	Coral Springs Plaza in Fort Lauderdale, Florida in September 2012;

•	Pen Products in Indianapolis, Indiana in October 2012;

•	Indiana State Motor Pool in Indianapolis, Indiana in October 2012;

•	Sandifur Plaza in Pasco, Washington in November 2012;

•	Zionsville Shops near Indianapolis, Indiana in November 2012; and

•	Preston Commons in Dallas, Texas in December 2012.

In 2011, the Company sold its Martinsville Shops property for a loss of $0.4 million.  No properties were sold in 2010.

The results of the discontinued operations related to these sold properties were comprised of the following for the years ended December 31, 2012, 2011, and 2010:

	Year ended December 31,
	2012	2011	2010
Rental income	$4,619,535	$7,901,412	$6,958,417
Expenses:
Property operating	451,158	1,057,164	919,254
Real estate taxes and other	775,105	955,062	908,966
Depreciation and amortization	1,425,462	2,370,800	3,186,797
Total expenses	2,651,725	4,383,026	5,015,018
Operating income	1,967,810	3,518,386	1,943,399
Interest expense	(649,279)	(1,692,285)	(1,723,016)
Other income	8,532	57	956
Income from discontinued operations	1,327,063	1,826,156	221,339
Gain (loss) on sale of operating property	7,094,238	(397,909)	—
Net income	$8,421,301	$1,428,247	$221,339

Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	$5,927,279	$1,271,844	$196,775
Income (loss) from discontinued operations attributable to noncontrolling interests	2,494,022	156,403	24,564
Total income (loss) from discontinued operations	$8,421,301	$1,428,247	$221,339

Note 11. Mortgage Loans and Other Indebtedness

Mortgage and other indebtedness consist of the following at December 31, 2012 and 2011:

	Balance at December 31,
Description	2012	2011
Unsecured Revolving Credit Facility
Matures April 2016; maximum borrowing level of $163.5 million and $161.7 million available at December 31, 2012 and 2011, respectively; interest at LIBOR + 2.40%5 or 2.61% at December 31, 2012 and interest at LIBOR + 3.25%5 or 3.55% at December 31, 2011	$94,624,200	$134,686,200
Unsecured Term Loan1
Matures April 2019; interest at LIBOR + 2.60%5 or 2.81% at December 31, 2012	125,000,000	—
Notes Payable Secured by Properties under Construction—Variable Rate
Generally interest only; maturing at various dates through 2015; interest at LIBOR+2.00%-2.50%, ranging from 2.21% to 2.71% at December 31, 2012 and interest at LIBOR+1.85%-3.50%, ranging from 2.30% to 5.00%3,4 at December 31, 2011	72,156,149	82,454,406
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2022; interest rates ranging from 5.42% to 6.78% at December 31, 2012 and interest rates ranging from 5.16% to 7.38% at December 31, 2011	338,765,294	375,615,005
Mortgage Notes Payable—Variable Rate2
Due in monthly installments of principal and interest; maturing at various dates through 2020; interest at LIBOR + 1.25%-3.25%, ranging from 1.46% to 3.46% at December 31, 2012 and interest at LIBOR + 1.25%-3.40%, ranging from 1.55% to 3.70% at December 31, 2011	69,171,405	96,251,268
Net premium on acquired indebtedness	191,720	116,054
Total mortgage and other indebtedness	$699,908,768	$689,122,933

____________________
1	The Company entered into cash flow hedges for $125 million of outstanding variable rate debt that fixed the LIBOR rate at 1.52%.

2
The Company entered into a cash flow hedge for $55 million of outstanding variable rate debt that fixed the LIBOR rate at 3.27%, which the Company initially associated with the variable-rate term loan.  After repayment of the term loan in 2010 and consistent with the designation documents, the hedge was associated with other variable-rate mortgage notes.  This hedge expired in July 2011.

3	The Bridgewater Marketplace construction loan had a LIBOR floor of 3.15%.

4	The South Elgin Commons construction loan had a LIBOR floor of 2.00%.

5	The rate on the Company’s unsecured revolving credit facility and Term Loan varied at certain parts of the year due to provisions in the agreement and the amendment and restatement of the agreement.

The one month LIBOR interest rate was 0.21% and 0.30% as of December 31, 2012 and 2011, respectively.

For the year ended December 31, 2012, the Company had loan borrowing proceeds of $309.0 million and loan repayments of $320.6 million.  The major components of this activity are as follows:

•
Draws of $102.1 million were made on the unsecured revolving credit facility.  These draws were utilized to fund the acquisitions of Cove Center, 12th Street Plaza, Publix at Woodruff, and Plaza Green, as well as development costs, redevelopment costs, and tenant improvement and leasing costs;

•	A repayment of $30 million was made on the unsecured revolving credit facility utilizing the majority of the proceeds from the March 2012 preferred share offering;

•	A repayment of $60 million was made on the unsecured revolving credit facility utilizing the majority of the proceeds from the October 2012 common share offering;

•
The Company received proceeds of $125.0 million related to the seven-year Term Loan discussed above.  These proceeds were utilized to retire $91.9 million of variable rate loans that were secured by Tarpon Bay Plaza, Estero Town Commons, Fox Lake Crossing, Cobblestone Plaza, and Rivers Edge; the remainder of the proceeds were used to pay down the Company’s unsecured revolving credit facility;

•
The Company made draws on construction loans totaling $45.3 million related to the development of Delray Marketplace, South Elgin Commons Phase II, Rivers Edge, Cobblestone Plaza, and Zionsville Walgreens developments;

•
The Company closed on a $37.5 million construction loan to fund the construction of the Holly Springs Center – Phase I in-process development property near Raleigh, North Carolina.  The loan has a maturity date of July 31, 2015 and carries a variable interest rate of LIBOR plus 250 basis points.  The Company made draws of $8.9 million on this construction loan;

•
The Company closed on a $22.8 million construction loan to fund the construction of the expansion of Four Corner Square in-process redevelopment near Seattle, Washington.  The loan has a maturity date of July 10, 2015 and carries a variable interest rate of LIBOR plus 225 basis points.  The Company made draws of $12.6 million on this construction loan;

•
The Company closed on an $18.4 million construction loan to fund the construction of Rangeline Crossing in-process redevelopment near Indianapolis, Indiana.  The loan has a maturity date of October 31, 2014 and carries a variable interest rate of LIBOR plus 225 basis points.  The Company made draws of $4.0 million on this construction loan;

•
The Company retired $42.9 million of variable rate loans upon the sale of properties securing the loans including South Elgin Commons, Indiana State Motor Pool, Gateway Shopping Center, and Preston Commons;

•	The Company retired the $24.7 million fixed rate loan on Plaza at Cedar Hill property;

•
The Company assumed a $14.4 million variable interest rate loan as part of the acquisition of PREI’s interest in Parkside Town Commons.  This loan has a maturity date of August 31, 2013 and carries a variable interest rate of LIBOR plus 275 basis points;

•	The Company assumed a $8.0 million mortgage as part of the acquisition of 12th Street Plaza. This loan has a maturity date of August 1, 2013 and carries a fixed interest rate of 5.67%; and

•	The Company made scheduled principal payments totaling $6.6 million.

Unsecured Revolving Credit Facility

In April 2012, the Company and the Operating Partnership amended their $200 million unsecured revolving credit facility (the “unsecured facility”) with a group of financial institutions led by Key Bank National Association, as administrative agent, and the other lenders party thereto.  The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility.  The unsecured facility has a maturity date of April 30, 2016, which may be extended for an additional year at the Company’s option subject to certain conditions.  Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR plus 190 to 290 basis points, depending on the Company’s leverage.  The unsecured facility has a commitment fee of 25 to 35 basis points on unused borrowings.  Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $300 million if there are sufficient unencumbered assets to support the additional borrowings.  The unsecured facility also includes a short-term borrowing line of $25 million with a variable interest rate.  Borrowings under the short-term line may not be outstanding for more than five days.

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of December 31, 2012, the Company had 51 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 46 were wholly owned and three of which were owned through joint ventures.  The major unencumbered assets include: Broadstone Station, Cobblestone Plaza, The Corner, Courthouse Shadows, Cove Center, Estero Town Commons, Fox Lake Crossing, Glendale Town Center, King's Lake Square, Lithia Crossing, Market Street Village, Oleander Place, Plaza at Cedar Hill, Shoppes at Plaza Green, Publix at Woodruff, Rivers Edge, Red Bank Commons, Shops at Eagle Creek, Tarpon Bay Plaza, Traders Point II, Union Station Parking Garage, Gainesville Plaza, and Waterford Lakes Village.  As of December 31, 2012, the total amount available for borrowing under the unsecured credit facility was $67.0 million.

The Company’s ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility requires that the Company satisfy certain financial covenants, including:

•	a maximum leverage ratio of 62.5%. The leverage ratio can be above 62.5% but less than 65.0% for a maximum of two consecutive quarters;

•	Adjusted EBITDA (as defined in the unsecured facility) to fixed charges coverage ratio (excluding preferred dividends) of at least 1.50 to 1;

•	minimum tangible net worth (defined as Total Asset Value less Total Indebtedness) of $325 million (plus 75% of the net proceeds of any future equity issuances from the date of the agreement);

•	ratio of secured indebtedness to total asset value of no more than .55 to 1;

•	minimum unencumbered property pool occupancy rate of 80%;

•	ratio of floating rate debt to total asset value of no more than 0.35 to 1; and

•	ratio of recourse debt to total asset value of no more than 0.30 to 1.

The Company was in compliance with all applicable covenants under the unsecured facility as of December 31, 2012.

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

Unsecured Term Loan

The Company entered into a new $125 million Term Loan.  The Term Loan is scheduled to mature on April 30, 2019 with an interest rate of LIBOR plus 210 to 310 basis points, depending on the Company’s leverage.  The Company utilized the proceeds to retire loans secured by Rivers Edge, Cobblestone Plaza, Estero Town Commons, Tarpon Bay Plaza, and Fox Lake Crossing.

On May 4, 2012, the Company entered into a forward-starting interest rate swap that fixed the LIBOR rate on $125 million of variable rate debt at 1.52%.

The Term Loan agreement requires that the Company satisfy certain financial covenants that are substantially similar to the covenants that are in place for the unsecured facility.

Mortgage and Construction Loans

Mortgage and construction loans are secured by certain real estate, are generally due in monthly installments of interest and principal and mature over various terms through 2022.

The following table presents maturities of mortgage debt, corporate debt, and construction loans as of December 31, 2012:

	Annual Principal Payments	Term Maturity	Total
2013	$5,644,218	$28,987,268	$34,631,486
2014	5,294,100	78,256,493	83,550,593
2015	5,105,649	63,217,564	68,323,213
20161	4,304,786	219,209,813	223,514,599
20172	2,674,439	52,461,609	55,136,048
Thereafter	8,859,940	225,701,169	234,561,109
	$31,883,132	$667,833,916	$699,717,048
Unamortized Premiums			191,720
Total			$699,908,768
____________________
1	Include the Company’s unsecured revolving credit facility. The Company has the option to extend the maturity date by one year to April 30, 2017, subject to certain conditions.
2
As of December 31, 2012, a wholly-owned subsidiary of the Company was in payment default on a $29.5 million non-recourse loan due to insufficient cash flow from the related operating property to fully support the debt service on the loan.  Under the terms of the loan agreement, interest accrues at the stated rate of 5.70% plus a 4.00% default rate and the principal balance of the loan may be called at any time at the election of the lender.  The lender has not indicated an intent to exercise its right to call the loan, but it has also not  provided formal waiver thereof to the Company.  The default on this loan did not trigger any cross defaults on its other indebtedness or any of its derivative instruments.

The amount of interest capitalized in 2012, 2011, and 2010 was $7.4 million, $8.5 million, and $8.8 million, respectively.

Fair Value of Fixed and Variable Rate Debt

As of December 31, 2012, the fair value of fixed rate debt was approximately $369.4 million compared to the book value of $338.6 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 2.83% to 4.25%.  As of December 31, 2012, the fair value of variable rate debt was approximately $369 million compared to the book value of approximately $361 million. The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 2.16% to 3.92%.

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

Note 12.  Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges.  The Company has agreements with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of December 31, 2012, the Company was party to various consolidated cash flow hedge agreements totaling $164 million, which effectively fix certain variable rate debt over various terms through 2020.  Utilizing a weighted average spread over LIBOR on all variable rate debt resulted in a weighted average interest rate of 4.10%.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of December 31, 2012 and 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The fair values of the Company’s interest rate hedge liabilities as of December 31, 2012 and 2011 were $5.9 million and $1.7 million, respectively, including accrued interest of $0.2 million and $43,000 as of December 31, 2012 and 2011, respectively, and are recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

The Company currently expects an increase to interest expense of approximately $2.7 million as the hedged forecasted interest payments occur.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings during 2013.  During the years ended December 31, 2012, 2011 and 2010, $1.5 million, $3.1 million and $7.1 million, respectively, were reclassified as a reduction to earnings.

The Company’s share of net unrealized (losses) gains on its interest rate hedge agreements are the only components of its accumulated comprehensive (loss) income.  The following sets forth comprehensive income allocable to the Company for the years ended December 31, 2012, 2011, and 2010:

	Year ended December 31,
	2012	2011	2010
Net (loss) income attributable to Kite Realty Group Trust	$(4,333,847)	$4,981,274	$(8,270,830)
Other comprehensive (loss) income allocable to Kite Realty Group Trust1	(3,734,448)	1,376,005	2,902,306
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(8,068,295)	$6,357,279	$(5,368,524)

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 13. Lease Information

Tenant Leases

The Company receives rental income from the leasing of retail and commercial space under operating leases.  The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold.  The weighted average initial term of the lease agreements is approximately 17 years.  During the periods ended December 31, 2012, 2011, and 2010, the Company earned percentage rent of $0.5 million, $0.4 million, and $0.3 million, respectively.

As of December 31, 2012, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on sales volume, are as follows:

2013	$78,264,486
2014	74,736,563
2015	66,857,087
2016	57,739,156
2017	49,344,787
Thereafter	219,925,813
Total	$546,867,892

Lease Commitments

As of December 31, 2012, the Company was obligated under five ground leases for approximately 19 acres of land with four landowners, all of which require fixed annual rent payments.  The expiration dates of the initial terms of these ground leases range from 2015 to 2083.  These leases have five to ten year extension options ranging in total from 20 to 30 years. Ground lease expense incurred by the Company on these operating leases for the years ended December 31, 2012, 2011, and 2010 was $0.6 million, $0.7 million, and $0.6 million, respectively.

As further discussed in Note 17, the Company is obligated under a ground lease for one of its operating properties, Eddy Street Commons at the University of Notre Dame.  The Company makes ground lease payments to the University of Notre Dame for the land beneath the initial phase of the development.  This lease agreement is for a 75-year term at a fixed payment for the first two years, after which payments are based on a percentage of certain gross revenues.  Contingent amounts are not readily estimable and are not reflected in the table below for fiscal years 2013 and beyond.

Future minimum lease payments due under such leases for the next five years ending December 31 and thereafter are as follows:

2013	$267,252
2014	274,252
2015	256,501
2016	220,000
2017	220,000
Total	$1,238,005

Note 14. Shareholders’ Equity and Redeemable Noncontrolling Interests

Common Equity

In October 2012, the Company completed an equity offering of 12,075,000 common shares at an offering price of $5.20 per share for net offering proceeds of $59.7 million.  These net proceeds initially were used to reduce the outstanding balance on the Company’s unsecured revolving credit facility, and subsequently were redeployed to acquire Publix at Woodruff and Shoppes at Plaza Green in Greenville, South Carolina and Shoppes at Eastwood in Orlando, Florida (acquired in 2013) and to fund redevelopment activities.

Accrued but unpaid distributions on common shares and units were $5.1 million and $4.3 million as of December 31, 2012 and 2011, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  These distributions were paid in January of the following year.

Preferred Equity

In December 2010, the Company completed an equity offering of 2,800,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares at an offering price of $25.00 per share for net offering proceeds of $67.5 million.  A portion of the net proceeds were used to retire the Company’s $55 million then-outstanding term loan.  The remaining net proceeds, along with borrowings on the Company’s revolving line of credit, were used to retire the $18.3 million loan and temporarily unencumber the International Speedway Square property in Daytona, Florida.

In March 2012, the Company completed an offering of 1,300,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares at an offering price of $25.12 per share for net offering proceeds of $31.3 million.  These net proceeds were utilized to reduce the outstanding balance on the Company’s unsecured revolving credit facility.

The Series A preferred shares have no stated maturity date although they may be redeemed, at the Company’s option, beginning in December 2015.

Accrued but unpaid distributions on the Series A preferred shares were $0.7 million and $0.5 million as of December 31, 2012 and 2011, respectively and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  These distributions were paid in March of the following year.

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

Redeemable Noncontrolling Interests

Concurrent with the Company’s IPO and related formation transactions, certain individuals received units of the Operating Partnership in exchange for their interests in certain properties.  These limited partners were granted the right to redeem Operating Partnership units on or after August 16, 2005 for cash or, at our election, common shares in an amount equal to the market value of an equivalent number of common shares at the time of redemption.  The Company also has the right to redeem the Operating Partnership units directly from the limited partner in exchange for either cash in the amount specified above or a number of common shares equal to the number of units being redeemed.  For the years ended December 31, 2012, 2011, and 2010, respectively, 1,103,714, 16,000, and 120,000 Operating Partnership units were exchanged for the same number of common shares.

Note 15. Segment Information

Historically, the operations of the Company have been aligned into two business segments: (i) real estate operations and development activities and (ii) construction and advisory services.  Over the last several years, the Company made a strategic decision to reduce its third party construction and advisory services activities.  As a result of this decision, the Company did not enter into any new significant construction or advisory contracts in 2011 or 2012.  The operations of this segment are de minimis for the years ended December 31, 2012 and 2011 and the Company expects they will remain so in the foreseeable future.  As a result, segment information for these periods are not presented.

Segment data of the Company for the year ended December 31, 2010 is as follows:

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

Note 16. Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2012 and 2011.  This presentation includes reclassifications of properties sold in 2012 as discontinued operations for all periods presented.

	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012	Quarter Ended September 30, 2012	Quarter Ended December 31, 2012
Total revenue	$24,833,404	$24,221,172	$25,277,222	$26,722,072
Operating income	$4,473,155	$4,936,937	$4,829,083	$6,928,805
Loss from continuing operations	$(1,917,039)	$(1,288,097)	$(1,514,048)	$(7,406,901)
Income from discontinued operations	$5,560,704	$413,329	$277,747	$2,169,521
Consolidated net income (loss)	$3,643,759	$(874,858)	$(1,236,305)	$(5,237,380)
Net loss from continuing operations attributable to Kite Realty Group Trust common shareholders	$(3,127,841)	$(3,097,136)	$(3,272,130)	$(8,684,021)
Net loss attributable to Kite Realty Group Trust common shareholders	$(31,074)	$(2,717,700)	$(3,038,160)	$(6,466,915)
Net loss per common share – basic and diluted:
Net loss from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.05)	$(0.05)	$(0.05)	$(0.12)
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.00)	$(0.04)	$(0.05)	$(0.09)
Weighted average Common Shares outstanding - basic	63,713,893	63,864,040	63,780,540	74,966,736
- diluted	63,713,893	63,864,040	63,780,540	74,966,736

	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Quarter Ended September 30, 2011	Quarter Ended December 31, 2011
Total revenue	$22,562,491	$23,451,157	$23,434,853	$24,559,463
Operating income	$4,348,951	$4,951,152	$6,118,512	$6,873,215
(Loss) income from continuing operations	$(1,142,415)	$(233,028)	$148,525	$4,783,411
Income from discontinued operations	$365,105	$337,097	$593,710	$132,335
Consolidated net (loss) income	$(777,309)	$104,068	$742,235	$4,915,746
Net (loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(2,475,448)	$(1,357,739)	$(1,172,088)	$2,939,703
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(2,150,567)	$(1,057,137)	$(643,584)	$3,057,562
Net (loss) income per common share – basic and diluted:
Net (loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.04)	$(0.02)	$(0.02)	$0.05
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.03)	$(0.02)	$(0.01)	$0.05
Weighted average Common Shares outstanding - basic	63,448,048	63,567,964	63,597,290	63,613,728
- diluted	63,448,048	63,567,964	63,597,290	71,696,106

Note 17. Commitments and Contingencies

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

As of December 31, 2012, the Company had outstanding letters of credit totaling $1.9 million.  At that date, there were no amounts advanced against these instruments.

Note 18. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which it matches 100% of the employee’s contribution up to 3% of the employee’s salary and 50% of the employee’s contribution over 3% and up to 5% of the employee’s salary, not to exceed an annual maximum of $17,000, except in certain limited circumstances.  The Company contributed $0.2 million to this plan for each of the years ended December 31, 2012, 2011, and 2010, respectively.

Note 19. Supplemental Schedule of Non-Cash Investing/Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Settlement of loan in acquisition of noncontrolling interest in Rangeline Crossing	$—	$578,200	$—
Accrued distribution to preferred shareholders	$704,688	$481,250	$376,979
Payable due to PREI in connection with consolidation of Parkside Town Commons	$4,924,994	$—	$—
Assumption of debt in connection with consolidation of Parkside Town Commons	$14,440,000	$—	$—
Assumption of debt in connection with acquisition of 12th Street Plaza	$8,086,135	$—	$—

Note 20. Related Parties

Subsidiaries of the Company provide certain management, construction management and other services to certain unconsolidated entities and to entities owned by certain members of the Company’s management.  During the years ended December 31, 2012, 2011 and 2010, the Company earned $20,000, $30,000 and $0.1 million, respectively from unconsolidated entities, and $40,000, $40,000 and $40,000, respectively from entities owned by certain members of management.

The Company reimburses an entity owned by certain members of the Company’s management for travel and related services.  During the years ended December 31, 2012, 2011 and 2010, amounts paid by the Company to this related entity were $0.3 million, $0.2 million and $0.2 million, respectively.

Note 21. Subsequent Events

2013 Asset Acquisition Activity

In January 2013, the Company acquired the Shoppes at Eastwood in Orlando, Florida for a purchase price of $11.6 million.

Dividend Declaration

On February 13, 2013, the Board of Trustees declared a quarterly preferred share cash distribution of $0.515625 per Series A Preferred Share covering the distribution period from December 2, 2012 to March 1, 2013 payable to shareholders of record as of February 21, 2013.  This distribution was paid on March 1, 2013.

Amended Unsecured Revolving Credit Facility and Term Loan

On February 26, 2013, the Company amended the term of its existing $200 million unsecured revolving credit facility.  The maturity date was extended to February 26, 2017 and the interest rate was reduced to LIBOR plus 165 to 250 basis points, depending on the Company’s leverage.  The Company has the option to extend the maturity date to February 26, 2018.

Kite Realty Group Trust
Schedule III
Consolidated Real Estate and Accumulated Depreciation

		Initial Cost		Cost Capitalized Subsequent to Acquisition/ Development		Gross Carry Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built/	Year
Name, Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Shopping Centers

Cornelius Gateway	$-	$1,249,447	$3,618,592	$-	$-	$1,249,447	$3,618,592	$4,868,039	$635,057	2006	NA
50th & 12th	4,125,671	2,995,931	2,810,145	-	-	2,995,931	2,810,145	5,806,076	674,536	2004	NA
Geist Pavilion	11,003,937	1,367,816	9,793,702	-	1,319,125	1,367,816	11,112,828	12,480,644	2,780,108	2006	NA
Four Corner Square	-	4,756,990	5,583,457	-	520,844	4,756,990	6,104,301	10,861,291	3,526,660	1985	2004
The Shops at Otty *	-	26,000	2,150,737	-	193,192	26,000	2,343,929	2,369,929	670,113	2004	NA
Publix at Acworth	6,978,701	1,356,601	8,273,959	38,778	762,489	1,395,379	9,036,448	10,431,827	2,188,276	1996	2004
Beacon Hill Shopping Center	7,041,750	3,293,393	13,481,378	-	270,316	3,293,393	13,751,694	17,045,087	1,887,636	2006	NA
Bolton Plaza *	-	3,560,389	11,430,326	173,037	793,089	3,733,426	12,223,415	15,956,841	2,188,619	1986	2005
Bridgewater Marketplace	2,000,000	3,406,641	8,583,542	-	-	3,406,641	8,583,542	11,990,183	1,214,739	2008	NA
Tarpon Bay Plaza *	-	5,370,399	24,520,177	-	114,693	5,370,399	24,634,870	30,005,269	4,002,200	2007	NA
Plaza at Cedar Hill *	-	5,782,304	37,855,287	-	7,479,993	5,782,304	45,335,280	51,117,584	10,457,588	2000	2004
Cedar Hill Village *	-	1,352,645	5,726,645	-	1,531,937	1,352,645	7,258,582	8,611,227	1,926,772	2002	2004
54th & College *	-	2,671,501	-	-	-	2,671,501	-	2,671,501	-	2008	NA
The Corner *	-	303,916	3,995,131	-	1,090,865	303,916	5,085,997	5,389,913	2,760,674	1984/2003	1984
Courthouse Shadows *	-	4,998,974	16,792,482	-	19,418	4,998,974	16,811,900	21,810,874	4,585,664	1987/1999	2006
Eastgate Pavilion	16,482,000	8,482,803	19,806,266	-	386,818	8,482,803	20,193,084	28,675,887	5,526,445	1995	2004
Red Bank Commons *	-	1,408,328	4,829,525	-	-	1,408,328	4,829,525	6,237,853	1,228,184	2005	NA
Estero Town Commons *	-	8,973,290	10,107,725	-	-	8,973,290	10,107,725	19,081,015	1,609,799	2006	NA
Fishers Station	8,000,000	3,735,807	11,543,410	-	439,612	3,735,807	11,983,022	15,718,829	4,553,303	1989	2004
Fox Lake Crossing *	-	5,289,306	9,336,902	-	131,541	5,289,306	9,468,443	14,757,749	2,335,232	2002	2005
Wal-Mart Plaza *	-	5,437,373	9,998,346	-	5,778	5,437,373	10,004,124	15,441,497	2,226,206	1970	2004
Glendale Town Center *	-	1,510,643	45,672,410	-	61,380	1,510,643	45,733,790	47,244,433	18,873,273	1958/2008	1999
Hamilton Crossing	12,827,051	5,672,477	9,918,492	-	689,315	5,672,477	10,607,807	16,280,284	3,058,981	1999	2004
Indian River Square	12,658,987	5,180,000	9,650,940	-	397,362	5,180,000	10,048,302	15,228,302	3,962,191	1997/2004	2005
International Speedway Square *	20,577,546	7,769,277	19,620,961	-	7,003,037	7,769,277	26,623,997	34,393,274	9,513,046	1999	NA
Shops at Eagle Creek *	-	2,877,727	8,016,340	200,087	2,772,902	3,077,814	10,789,242	13,867,056	2,313,654	1998	2003
Kedron Village	29,464,314	3,750,000	33,102,439	-	208,546	3,750,000	33,310,985	37,060,985	6,426,738	2006	NA
Greyhound Commons *	-	2,641,246	866,993	-	-	2,641,246	866,993	3,508,239	334,657	2005	NA
King's Lake Square *	-	4,519,000	7,541,065	-	1,245,835	4,519,000	8,786,900	13,305,900	2,487,349	1986	2003
Ridge Plaza	14,243,655	4,664,000	17,620,735	-	714,466	4,664,000	18,335,201	22,999,201	5,701,730	2002	2003
Boulevard Crossing	13,416,819	4,385,525	10,015,939	-	1,294,539	4,385,525	11,310,478	15,696,003	3,005,158	2004	NA
Naperville Marketplace	9,435,995	5,364,101	12,187,580	-	-	5,364,101	12,187,580	17,551,681	1,874,360	2008	NA
Traders Point	45,091,190	9,443,449	37,348,157	-	114,092	9,443,449	37,462,249	46,905,698	9,205,519	2005	NA
Traders Point II *	-	2,375,797	7,202,988	-	67,259	2,375,797	7,270,248	9,646,045	1,688,291	2005	NA
Market Street Village *	-	9,764,381	18,745,417	-	2,012,014	9,764,381	20,757,431	30,521,812	5,232,734	1970/2004	2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition/ Development		Gross Carry Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built/	Year
Name, Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Shopping Centers (continued)

Stoney Creek Commons *	-	627,964	4,671,025	-	-	627,964	4,671,025	5,298,989	1,058,162	2000	NA
Bayport Commons	12,914,303	7,868,354	22,281,827	-	-	7,868,354	22,281,827	30,150,181	3,175,219	2008	NA
Centre at Panola *	3,108,571	1,985,975	8,208,503	-	30,771	1,985,975	8,239,274	10,225,249	2,274,917	2001	2004
Cobblestone Plaza *	-	11,610,020	46,617,918	-	-	11,610,020	46,617,918	58,227,938	2,590,488	2011	NA
Pine Ridge Crossing	17,285,953	5,639,675	18,659,718	-	549,348	5,639,675	19,209,066	24,848,741	4,410,314	1993	2006
Riverchase	10,371,572	3,888,945	11,868,003	-	452,008	3,888,945	12,320,011	16,208,956	2,278,902	1991/2001	2006
Burlington Coat *	-	29,000	2,772,992	-	-	29,000	2,772,992	2,801,992	784,828	1992/2000	2000
Sunland Towne Centre *	24,599,344	14,773,536	22,973,090	-	3,310,794	14,773,536	26,283,884	41,057,420	6,123,896	1996	2004
Plaza Volente	27,297,725	4,600,000	29,387,612	-	697,359	4,600,000	30,084,971	34,684,971	7,004,317	2004	2005
Waterford Lakes *	-	2,316,674	7,435,244	-	193,086	2,316,674	7,628,330	9,945,004	2,262,113	1997	2004
Cool Creek Commons *	17,166,085	6,062,351	15,109,011	-	648,251	6,062,351	15,757,262	21,819,613	4,335,838	2005	NA
Whitehall Pike	7,207,871	3,688,857	6,405,940	-	120,742	3,688,857	6,526,682	10,215,539	3,969,236	1999	NA
Rivers Edge Shopping Center *	-	5,646,522	31,368,496	-	-	5,646,522	31,368,496	37,015,018	2,243,224	1990 / 2011	2008
Eddy Street Commons	25,064,365	1,900,000	38,775,356	-	-	1,900,000	38,775,356	40,675,356	3,504,721	2009	NA
Oleander Place *	-	862,500	5,773,341	-	-	862,500	5,773,341	6,635,841	140,023	1989/2012	2011
Rangeline Crossing	4,014,582	2,042,885	4,130,255	-	2,129	2,042,885	4,132,384	6,175,269	2,910,967	1986	NA
Lithia Crossing *	-	3,064,698	10,562,959	-	583,341	3,064,698	11,146,300	14,210,998	829,825	1993/2003	2011
Zionsville Walgreen's	3,340,940	2,055,035	2,391,506	-	-	2,055,035	2,391,506	4,446,541	10,265	2012	NA
DePauw University Bookstore & Café *	-	63,765	1,993,957	-	-	63,765	1,993,957	2,057,722	33,010	2012	NA
Cove Center *	-	2,035,770	20,005,231	-	-	2,035,770	20,005,231	22,041,001	1,223,633	1984/2008	2012
12th Street Plaza	7,884,925	2,624,000	13,792,742	-	-	2,624,000	13,792,742	16,416,742	315,289	1978/2003	2012
Publix at Woodruff *	-	1,783,100	7,420,046	-	-	1,783,100	7,420,046	9,203,146	79,805	1997	2012
Plaza Green *	-	3,748,801	25,201,172	-	-	3,748,801	25,201,172	28,949,973	-	2000	2012
Total Shopping Centers	373,603,847	234,655,904	815,554,134	411,902	38,228,287	235,067,806	853,782,421	1,088,850,227	182,214,484

Commercial Properties

Thirty South	20,476,091	1,643,415	9,954,327	-	15,870,855	1,643,415	25,825,182	27,468,597	7,695,818	1905/2002	2001
Union Station Parking Garage *	-	903,627	2,642,598	-	563,009	903,627	3,205,607	4,109,234	1,062,342	1986	2001
Total Commercial Properties	20,476,091	2,547,042	12,596,925	-	16,433,864	2,547,042	29,030,789	31,577,831	8,758,160

In-Process Development and Redevelopment Properties

Delray Marketplace	43,225,945	18,647,796	76,494,386	-	-	18,647,796	76,494,386	95,142,182	-
Holly Springs Towne Center - Phase I	8,949,409	12,893,607	24,981,723	-	-	12,893,607	24,981,723	37,875,330	-
Courthouse Shadows *	-	440,822	-	-	-	440,822	-	440,822	-
Four Corner Square	12,625,273	5,170,991	14,722,566	-	-	5,170,991	14,722,566	19,893,557	-
Parkside Town Commons	13,604,000	10,476,542	20,638,693	-	-	10,476,542	20,638,693	31,115,235	-
KR Development	-	-	-	-	-	-	-	-	-
Rangeline Crossing	-	-	2,966,104	-	-	-	2,966,104	2,966,104	-
KRG Development	-	-	4,575	-	-	-	4,575	4,575	-
Total Development Properties	78,404,627	47,629,758	139,808,048	-	-	47,629,758	139,808,048	187,437,806	-

		Initial Cost		Cost Capitalized Subsequent to Acquisition/ Development		Gross Carry Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built/	Year
Name, Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Other **

Bridgewater Marketplace	-	2,020,358	-	-	-	2,020,358	-	2,020,358	-
Eddy Street Commons *	-	591,899	-	-	-	591,899	-	591,899	-
Eagle Creek IV *	-	1,823,144	-	-	-	1,823,144	-	1,823,144	-
50 South Morton	-	186,000	-	-	-	186,000	-	186,000	-
Gateway Shopping Center	-	408,000	-	-	-	408,000	-	408,000	-
Fox Lake Crossing II	-	3,853,832	-	-	-	3,853,832	-	3,853,832	-
KR Peakway *	-	6,023,277	-	-	-	6,023,277	-	6,023,277	-
KRG Peakway *	-	3,202,655	12,268,672	-	-	3,202,655	12,268,672	15,471,327	-
Beacon Hill Shopping Center	-	3,520,872	-	-	-	3,520,872	-	3,520,872	-
Pan Am Plaza	-	6,266,210	-	-	-	6,266,210	-	6,266,210	-
New Hill Place - Phase II *	-	15,648,152	-	-	-	15,648,152	-	15,648,152	-
KR New Hill *	-	4,351,101	-	-	-	4,351,101	-	4,351,101	-
951 & 41 *	7,800,000	19,006,194	-	-	-	19,006,194	-	19,006,194	-
Total Other	7,800,000	66,901,694	12,268,672	-	-	66,901,694	12,268,672	79,170,366	-

Line of credit/Term Loan - see *	219,624,200	-	-	-	-	-	-	-	-
Grand Total	$ 699,908,768	$ 351,734,397	$ 980,227,779	$ 411,902	$ 54,662,151	$ 352,146,300	$ 1,034,889,930	$ 1,387,036,230	$ 190,972,644

____________________
*	This property or a portion of the property is included as an Unencumbered Pool Property used in calculating the Company’s line of credit borrowing base.

**
This category generally includes land held for development.  The Company also has certain additional land parcels at its development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

Note 1. Reconciliation of Investment Properties

The changes in investment properties of the Company for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Balance, beginning of year	$1,268,253,652	$1,194,766,485	$1,166,770,168
Acquisitions	76,530,776	17,383,640	—
Consolidation of subsidiary	33,701,408	—	—
Improvements	103,130,465	67,626,743	41,900,543
Disposals	(94,580,072)	(11,523,216)	(13,904,226)
Balance, end of year	$1,387,036,230	$1,268,253,652	$1,194,766,485

The unaudited aggregate cost of investment properties for federal tax purposes as of December 31, 2012 was $1.2 billion.

Note 2. Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Balance, beginning of year	$174,167,146	$147,889,371	$123,313,411
Depreciation expense	37,429,281	32,706,686	35,767,040
Disposals	(20,623,783)	(6,428,912)	(11,191,080)
Balance, end of year	$190,972,644	$174,167,146	$147,889,371

Depreciation of investment properties reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	35 years
Building improvements	10-35 years
Tenant improvements	Term of related lease
Furniture and Fixtures	5-10 years

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Articles Supplementary designating Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporate by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

3.3
Articles Supplementary establishing additional shares of Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share
Incorporated by reference to Exhibit 3.1 to Kite Realty Group Trust’s registration statement of Form 8-A filed on December 7, 2010

3.4	First Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2012

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.4	Employment Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.5	Employment Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.6	Employment Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.7	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.8	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.9	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.10	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.19	Indemnification Agreement, dated as of November 3, 2008, by and between Kite Realty Group, L.P. and Darell E. Zink, Jr.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2008

10.20	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group, L.P. and Victor J. Coleman	Filed herewith

10.21	Kite Realty Group Trust Equity Incentive Plan, as amended*	Incorporated by reference to the Kite Realty Group Trust definitive Proxy Statement, filed with the SEC on April 10, 2009

10.22	Kite Realty Group Trust Executive Bonus Plan*	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.23	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.24
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, Ken Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.25	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.26	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.27	Form of Share Option Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.28	Form of Restricted Share Agreement under 2004 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2004

10.29	Schedule of Non-Employee Trustee Fees and Other Compensation*	Incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2011

10.30	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.31	Consulting Agreement, dated as of March 31, 2009, by and between the Company and Alvin E. Kite, Jr.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on April 6, 2009
10.32

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

10.33
First Amendment to Second Amended and Restated Credit Agreement, dated as of April 30, 2012, by and among the Operating Partnership, the Company, certain subsidiaries of the Operating Partnership party thereto, KeyBank National Association, as Administrative Agent, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

10.34	Guaranty, dated as of June 6, 2011, by the Company and certain subsidiaries of the Operating Partnership party thereto.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on June 9, 2011

10.35
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
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

10.36	Guaranty, dated as of April 30, 2012, by the Company and certain subsidiaries of the Operating Partnership party thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

12.1	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

____________________
* Denotes a management contract or compensatory, plan contract or arrangement.