Form 10-Q
period 2013-03-31
KITE REALTY GROUP TRUST
filed 2013-05-07
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of Common Shares outstanding as of May 1, 2013 was 91,471,065 ($.01 par value)

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Part I. FINANCIAL INFORMATION
Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets:
Investment properties, at cost:
Land	$260,147,688	$239,690,837
Land held for development	34,692,300	34,878,300
Buildings and improvements	974,123,663	892,508,729
Furniture, equipment and other	5,001,301	4,419,918
Construction in progress	167,305,648	223,135,354
	1,441,270,600	1,394,633,138
Less: accumulated depreciation	(204,397,129)	(194,297,531)
Net real estate investments	1,236,873,471	1,200,335,607
Cash and cash equivalents	14,648,955	12,482,701
Tenant receivables, including accrued straight-line rent of $12,695,482 and $12,189,449, respectively, net of allowance for uncollectible accounts	21,257,177	21,210,754
Other receivables	5,660,811	4,946,219
Investments in unconsolidated entities, at equity	15,357	15,522
Escrow and other deposits	11,639,175	12,960,488
Deferred costs, net	35,568,030	34,536,474
Prepaid and other assets	2,908,459	2,169,140
Total Assets	$1,328,571,435	$1,288,656,905

Liabilities and Equity:
Mortgage and other indebtedness	$746,917,668	$699,908,768
Accounts payable and accrued expenses	50,002,807	54,187,172
Deferred revenue and other liabilities	20,940,946	20,269,501
Total Liabilities	817,861,421	774,365,441
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	45,991,764	37,669,803
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	102,500,000	102,500,000
Common Shares, $.01 par value, 200,000,000 shares authorized, 77,896,432 shares and 77,728,697 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	778,964	777,287
Additional paid in capital and other	505,357,781	513,111,877
Accumulated other comprehensive loss	(4,656,645)	(5,258,543)
Accumulated deficit	(142,800,208)	(138,044,264)
Total Kite Realty Group Trust Shareholders' Equity	461,179,892	473,086,357
Noncontrolling Interests	3,538,358	3,535,304
Total Equity	464,718,250	476,621,661
Total Liabilities and Equity	$1,328,571,435	$1,288,656,905

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Minimum rent	$21,354,783	$18,461,447
Tenant reimbursements	5,712,532	5,109,674
Other property related revenue	5,005,800	1,218,880
Total revenue	32,073,115	24,790,001
Expenses:
Property operating	5,270,254	4,493,851
Real estate taxes	3,618,135	3,514,063
General, administrative, and other	2,141,613	1,821,706
Acquisition costs	176,899	—
Litigation charge	—	1,289,446
Depreciation and amortization	11,753,557	9,148,836
Total expenses	22,960,458	20,267,902
Operating income	9,112,657	4,522,099
Interest expense	(7,131,775)	(6,379,217)
Income tax benefit (expense) of taxable REIT subsidiary	28,952	(37,564)
Other income (expense), net	46,934	(22,358)
Income (loss) from continuing operations	2,056,768	(1,917,040)
Discontinued operations:
Discontinued operations	—	408,810
Gain on sale of operating property	—	5,151,989
Income from discontinued operations	—	5,560,799
Consolidated net income	2,056,768	3,643,759
Net (income) attributable to noncontrolling interests	(24,854)	(2,097,020)
Net income attributable to Kite Realty Group Trust	$2,031,914	$1,546,739
Dividends on preferred shares	(2,114,063)	(1,577,813)
Net loss attributable to common shareholders	$(82,149)	$(31,074)

Net loss per common share - basic & diluted:
Loss from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.00)	$(0.05)
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	0.05
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	77,832,499	63,713,893

Dividends declared per common share	$0.06	$0.06

Net loss attributable to Kite Realty Group Trust common shareholders:
Loss from continuing operations	$(82,149)	$(3,126,042)
Income from discontinued operations	—	3,094,968
Net loss attributable to Kite Realty Group Trust common shareholders	$(82,149)	$(31,074)

Consolidated net income	$2,056,768	$3,643,759
Change in fair value of derivatives	655,129	(196,590)
Total comprehensive income	2,711,897	3,447,169
Comprehensive (income) loss attributable to noncontrolling interests	(78,085)	79,447
Comprehensive income attributable to Kite Realty Group Trust	$2,633,812	$3,526,616

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)

						Accumulated
						Other
	Preferred Shares		Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Total

Balances, December 31, 2012	4,100,000	$102,500,000	77,728,697	$777,287	$513,111,877	$(5,258,543)	$(138,044,264)	$473,086,357
Common shares issued under employee share purchase plan	—	—	802	8	5,013	—	—	5,021
Stock compensation activity	—	—	163,933	1,639	305,657	—	—	307,296
Other comprehensive income	—	—	—	—	—	601,898	—	601,898
Distributions declared to common shareholders	—	—	—	—	—	—	(4,673,795)	(4,673,795)
Distributions to preferred shareholders	—	—	—	—	—	—	(2,114,063)	(2,114,063)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	2,031,914	2,031,914
Exchange of redeemable noncontrolling interests for common shares	—	—	3,000	30	19,740	—	—	19,770
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	(8,084,506)	—	—	(8,084,506)
Balances, March 31, 2013	4,100,000	$102,500,000	77,896,432	$778,964	$505,357,781	$(4,656,645)	$(142,800,208)	$461,179,892

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Consolidated net income	$2,056,768	$3,643,759
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(608,994)	(722,641)
Depreciation and amortization	12,352,478	10,275,022
Gain on sale of operating property	—	(5,151,989)
Litigation charge	—	1,289,446
Provision for credit losses	115,303	230,406
Compensation expense for equity awards	196,215	123,127
Amortization of debt fair value adjustment	(46,628)	(37,215)
Amortization of in-place lease liabilities	(602,998)	(435,144)
Changes in assets and liabilities:
Tenant receivables	49,060	549,811
Deferred costs and other assets	(3,834,166)	(2,106,600)
Accounts payable, accrued expenses, deferred revenue and other liabilities	2,977,188	(2,187,813)
Net cash provided by operating activities	12,654,226	5,470,169
Cash flows from investing activities:
Acquisitions of interests in properties	(11,368,395)	—
Capital expenditures, net	(32,745,836)	(10,756,904)
Net proceeds from operating property sale	—	28,703,916
Change in construction payables	(5,532,746)	324,200
Net cash (used in) provided by investing activities	(49,646,977)	18,271,212
Cash flows from financing activities:
Common share issuance proceeds, net of issuance costs	5,021	418,281
Preferred share issuance proceeds, net of issuance costs	—	31,436,305
Loan proceeds	48,783,838	34,118,765
Loan transaction costs	(716,494)	(79,754)
Loan payments	(1,728,309)	(76,799,346)
Distributions paid – common shareholders	(4,663,604)	(3,817,338)
Distributions paid - preferred shareholders	(2,114,063)	(1,443,750)
Distributions paid – redeemable noncontrolling interests	(378,461)	(470,550)
Distributions to noncontrolling interests in properties	(28,923)	(1,578,950)
Net cash provided by (used in) financing activities	39,159,005	(18,216,337)
Net change in cash and cash equivalents	2,166,254	5,525,044
Cash and cash equivalents, beginning of period	12,482,701	10,042,450
Cash and cash equivalents, end of period	$14,648,955	$15,567,494

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, redevelopment and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  At March 31, 2013, the Company owned interests in 61 properties (consisting of 55 retail operating properties, four retail properties under redevelopment and two commercial operating properties). As of this date, the Company also had three in-process retail development properties.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2012 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

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

As of March 31, 2013, the Company had investments in three joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $57.8 million which is secured by assets of the VIEs with net book values totaling $111.7 million.  The Operating Partnership guarantees the debt of these VIEs; however, the VIEs could sell the properties before the performance under a guarantee would be required.

For the three months ended March 31, 2012, the Company had a noncontrolling interest in a land parcel (Parkside Town Commons), which was accounted for under the equity method as it was owned through a joint venture.  On December 31, 2012, the Company acquired a controlling interest in the project and consolidated the entity.

Noncontrolling Interests

The Company reports its noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to the noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
Noncontrolling interests balance January 1	$3,535,304	$4,250,485
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	31,977	2,111,763
Distributions to noncontrolling interests	(28,923)	(1,578,950)
Noncontrolling interests balance at March 31	$3,538,358	$4,783,298

The Company classifies redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because the Company may be required to pay cash to unitholders upon redemption of their interests in the Operating Partnership under certain circumstances, such as the delivery of registered shares upon conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of March 31, 2013 and December 31, 2012, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was adjusted to redemption value.

The redeemable noncontrolling interests in the Operating Partnership for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
Redeemable noncontrolling interests balance January 1	$37,669,803	$41,836,613
Net loss allocable to redeemable noncontrolling interests	(7,123)	(14,743)
Accrued distributions to redeemable noncontrolling interests	(381,463)	(470,130)
Other comprehensive income allocable to redeemable noncontrolling interests 1	53,231	11,550
Exchange of redeemable noncontrolling interest for common stock	(19,770)	(91,000)
Adjustment to redeemable noncontrolling interests - operating partnership and other	8,677,086	(205,605)
Redeemable noncontrolling interests balance at March 31	$45,991,764	$41,066,685

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The following sets forth accumulated other comprehensive loss allocable to noncontrolling interests for the three months ended March 31, 2013 and 2012:

	2013	2012
Accumulated comprehensive loss balance at January 1	$(455,896)	$(187,885)
Other comprehensive income allocable to redeemable noncontrolling interests 1	53,231	11,550
Accumulated comprehensive loss balance at March 31	$(402,665)	$(176,335)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The Company allocates net operating results of the Operating Partnership after preferred dividends and noncontrolling interest in the consolidated properties based on the partners’ respective weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the limited partners’ weighted average interests in the Operating Partnership for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Company’s weighted average basic interest in Operating Partnership	92.0%	89.0%
Limited partners' redeemable noncontrolling weighted average basic interests in Operating Partnership	8.0%	11.0%

At March 31, 2013, the Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership were 92.0% and 8.0%, respectively.

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2012 have been reclassified to conform to the 2013 consolidated financial statement presentation.

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

Potentially dilutive securities include outstanding options to acquire common shares, units in the Operating Partnership, which may be exchanged for either cash or common shares, at the Company’s option, under certain circumstances, and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net loss attributable to common shareholders for the three months ended March 31, 2013 and 2012, the potentially dilutive securities were not dilutive for those periods.

Approximately 1.7 million outstanding options to acquire common shares were excluded from the computation of diluted earnings per share because their impact was not dilutive for the three months ended March 31, 2013 and 2012.

Note 4.  Litigation Charge

In the first quarter of 2012, the Company accrued a charge of $1.3 million related to a claim by a former tenant.  This amount is reflected in the statement of operations for the three months ended March 31, 2012 and has been paid, releasing the Company from the claim.  In the fourth quarter of 2012, the Company received a partial reimbursement of legal costs resulting in a net litigation charge of $1.0 million  for the year ended December 31, 2012.

Note 5. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at March 31, 2013 and December 31, 2012:

	Balance at
	March 31, 2013	December 31, 2012
Unsecured revolving credit facility	$112,224,200	$94,624,200
Unsecured term loan	125,000,000	125,000,000
Notes payable secured by properties under construction - variable rate	103,339,986	72,156,149
Mortgage notes payable - fixed rate	337,308,890	338,765,294
Mortgage notes payable - variable rate	68,899,501	69,171,405
Net premiums on acquired debt	145,091	191,720
Total mortgage and other indebtedness	$746,917,668	$699,908,768

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at March 31, 2013, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$337,308,890	4.6	5.77%	45%
Floating rate debt (hedged)	214,180,851	5.5	3.71%	29%
Total fixed rate debt, considering hedges	551,489,741	5.0	4.97%	74%
Notes payable secured by properties under construction - variable rate	103,339,986	1.9	2.39%	14%
Other variable rate debt	68,899,501	3.1	2.78%	9%
Corporate unsecured variable rate debt	237,224,200	5.5	2.36%	32%
Floating rate debt (hedged)	(214,180,851)	-5.5	-2.44%	-29%
Total variable rate debt, considering hedges	195,282,836	2.8	2.44%	26%
Net premiums on acquired debt	145,091	N/A	N/A	N/A
Total debt	$746,917,668	4.4	4.31%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.

Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 125 to 325 basis points.  At March 31, 2013, the one-month LIBOR interest rate was 0.20%.  Fixed interest rates on mortgage loans range from 5.42% to 6.78%.

As of March 31, 2013, a wholly-owned subsidiary of the Company was in payment default on a $29.5 million non-recourse loan due to insufficient cash flow from the related operating property to fully support the debt service on the loan.  Under the terms of the loan agreement, interest accrues at the stated rate of 5.70% plus a 4.00% default rate and the principal balance of the loan may be called at any time at the election of the lender.  The lender has not indicated an intent to exercise its right to call the loan, but it has also not provided formal waiver thereof to the Company.  The default on this loan did not trigger any cross defaults on the Company’s other indebtedness or any of its derivative instruments.  The Company is in the process of negotiating a resolution with the special servicer of the loan.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On February 26, 2013, the Company amended the terms of its $200 million unsecured revolving credit facility.  The amended terms include an extension of the maturity date to February 26, 2017, which may be extended for an additional year at the Company’s option subject to certain conditions, and a reduction in the interest rate to LIBOR plus 165 to 250 basis points, depending on the Company’s leverage, from LIBOR plus 190 to 290 basis points.  The amended unsecured facility has a fee of 25 to 35 basis points on unused borrowings.  The amount that the Company may borrow under the amended unsecured facility is based on the value of assets in the unencumbered property pool and may be increased up to $400 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the credit facility, to provide such increased amounts.

As of March 31, 2013, the unencumbered property pool consisted of 52 properties, of which 46 were wholly-owned by subsidiaries which are guarantors under the unsecured revolving credit facility and the Term Loan.  As of March 31, 2013, $112.2 million was outstanding under the unsecured revolving credit facility and $125.0 million was outstanding under the Term Loan.  In addition, the Company had letters of credit outstanding which totaled $4.2 million.  As of March 31, 2013, there were no amounts advanced against these instruments.

The amount that the Company may borrow under the unsecured revolving credit facility and Term Loan is based on the value of assets in its unencumbered property pool.  As of March 31, 2013, the maximum amount that may be borrowed under the unsecured revolving credit facility and Term Loan was $292.5 million, and the amount available for future borrowings was approximately $51 million.

The Company’s ability to borrow under the unsecured revolving credit facility and Term Loan is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured revolving credit facility also requires the Company to satisfy certain financial covenants.  As of March 31, 2013, the Company was in compliance with all such covenants on the unsecured revolving credit facility and Term Loan.

Debt Activity

For the three months ended March 31, 2013, the Company made total loan borrowings of $48.8 million and total loan repayments of $1.7 million.  The major components of this activity are as follows:

•	In January 2013, a draw of $11.6 million was made on the unsecured revolving credit facility to fund the acquisition of Shoppes of Eastwood in Orlando, Florida;

•	Draws totaling $6 million were made on the unsecured revolving credit facility to fund redevelopment and tenant improvement costs;

•
The Company made draws on construction loans related to the Delray Marketplace, Holly Springs – Phase I, Four Corner Square, Rangeline Crossing, and Zionsville Walgreens developments totaling $31.2 million; and

•	The Company made scheduled principal payments on all indebtedness totaling $1.7 million.

Fair Value of Fixed and Variable Rate Debt

As of March 31, 2013, the fair value of fixed rate debt was $363.4 million compared to the book value of $337.3 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 2.83% to 4.55%.  As of March 31, 2013, the fair value of variable rate debt was $414.7 million compared to the book value of $409.5 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 2.15% to 3.54%.

Note 6. Shareholders’ Equity

In April 2013, the Company completed an equity offering of 13,500,000 common shares at an offering price of $6.55 per share, for net offering proceeds of approximately $84.6 million.  These proceeds were initially utilized to repay approximately $62.2 million of outstanding indebtedness under the Company’s  unsecured revolving credit facility.  Subsequent to the end of the quarter, the majority of the proceeds were redeployed to acquire two retail operating properties (see Note 12).

The Company has entered into Equity Distribution Agreements with certain sales agents pursuant to which it may sell, from time to time, up to an aggregate amount of $50 million of its common shares.  During the three months ended March 31, 2013, no common shares were issued under these Equity Distribution Agreements.

In February 2013, the Compensation Committee of the Company’s Board of Trustees approved long-term equity incentive compensation awards totaling 125,433 restricted shares to members of executive management and certain other employees.  The restricted shares were granted at a fair value of $6.32 and will vest ratably over periods ranging from three to five years.

On February 14, 2013, the Company’s Board of Trustees declared a cash distribution of $0.515625 per preferred share covering the distribution period from December 2, 2012 to March 1, 2013.  This distribution was paid on March 1, 2013 to shareholders of record as of February 25, 2013.

On March 18, 2013, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share and per Operating Partnership unit for the first quarter of 2013.  These distributions were paid on April 12, 2013 to common shareholders and unitholders of record as of April 5, 2013.

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company have any derivatives that are not designated as cash flow hedges.  The Company has an agreement with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of March 31, 2013, the Company was party to various consolidated cash flow hedge agreements with notional amounts totaling $214.3 million, which effectively fixes certain variable rate debt over various terms through 2020.  Utilizing a weighted average spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.79%.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of March 31, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

As of March 31, 2013 the fair value of the Company’s interest rate hedge liabilities was $5.3 million, including accrued interest of $0.2 million, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2012 the fair value of the Company’s interest rate hedge liabilities was $5.9 million, including accrued interest of $0.2 million, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company currently expects an increase to interest expense of $3.2 million over the next 12 months as the hedged forecasted interest payments occur.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the three months ended March 31, 2013 and 2012, $0.6 million and $0.2 million, respectively, was reclassified as a reduction to earnings.

The Company’s share of net unrealized gains on its interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.  The following sets forth comprehensive income allocable to the Company for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Net loss attributable to Kite Realty Group Trust common shareholders	$(82,149)	$(31,074)
Other comprehensive income allocable to Kite Realty Group Trust1	601,898	84,997
Comprehensive income attributable to Kite Realty Group Trust common shareholders	$519,749	$53,923

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

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

The Company also has a contractual obligation in the form of a completion guarantee to the University of Notre Dame and a similar agreement in favor of the City of South Bend to complete all phases and the Company expects the remaining amount to be not more than $35 million.  The Company may engage a joint venture partner, which would reduce its expected obligation.  If the Company fails to fulfill its contractual obligations in connection with the project, but is timely commencing and pursuing a cure, it will not be in default to either the University of Notre Dame or the City of South Bend.

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

As of March 31, 2013, the Company had outstanding letters of credit totaling $4.2 million.  At that date, there were no amounts advanced against these instruments.

Note 9. Discontinued Operations

The Company did not sell any properties in 2013.  In 2012, the Company sold the following operating properties:

•	Gateway Shopping Center in Marysville, Washington in February 2012;

•	South Elgin Commons in South Elgin, Illinois in June 2012;

•	50 S. Morton near Indianapolis, Indiana in July 2012;

•	Coral Springs Plaza in Fort Lauderdale, Florida in September 2012;

•	Pen Products in Indianapolis, Indiana in October 2012;

•	Indiana State Motor Pool in Indianapolis, Indiana in October 2012;

•	Sandifur Plaza in Pasco, Washington in November 2012;

•	Zionsville Shops near Indianapolis, Indiana in November 2012; and

•	Preston Commons in Dallas, Texas in December 2012.

The results of the discontinued operations related to these properties were comprised of the following for the three months ended March 31, 2012:

Three months ended March 31, 2012
Rental income	$1,902,121
Expenses:
Property operating	230,495
Real estate taxes	284,844
Depreciation and amortization	692,672
Total expenses	1,208,011
Operating income	694,110
Interest expense	(285,300)
Income from discontinued operations	408,810
Gain on sale of operating property	5,151,989
Total income from discontinued operations	$5,560,799

Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	$3,094,969
Income from discontinued operations attributable to noncontrolling interests	2,465,830
Total income from discontinued operations	$5,560,799

Note 10. Property Acquisitions

In January 2013, the Company acquired Shoppes of Eastwood in Orlando, Florida for a purchase price of $11.6 million.  Shoppes of Eastwood is a 69,000 square foot unencumbered shopping center anchored by Publix Super Market.  The Company made a preliminary allocation of the purchase price of this property to the fair value of tangible assets and intangibles.  Purchase price allocations are subject to revision within the measurement period, not to exceed one year.

   In June 2012, the Company acquired Cove Center in Stuart, Florida for a purchase price of $22.1 million.  Cove Center is a 160,000 square foot unencumbered shopping center anchored by Publix Super Market and Beall’s Department Store.   The Company allocated the purchase price to the fair value of tangible assets and intangibles.

In July 2012, the Company acquired 12th Street Plaza in Vero Beach, Florida for a purchase price of $15.2 million.  12th Street Plaza is a 138,000 square foot shopping center anchored by Publix Super Market and Stein Mart.  The Company assumed a $7.9 million mortgage with a fixed interest rate of 5.67%, maturing in August 2013, as part of the acquisition.  The Company allocated the purchase price to the fair value of tangible assets, intangibles, and debt assumed.

In December 2012, the Company acquired the Shoppes at Plaza Green and Publix at Woodruff for $28.8 million and $9.1 million, respectively.  Both of these properties are located in Greenville, South Carolina.  The Company made a preliminary allocation of the purchase price of these properties to the fair value of tangible assets and intangibles.  Purchase price allocations are subject to revision within the measurement period, not to exceed one year.

Note 11. Redevelopment Activities

In 2013, the Company completed plans for the redevelopment project at Bolton Plaza and reduced the estimated useful lives of certain assets that are scheduled to be demolished.  As a result of this change in estimate, a total of $0.8 million of additional depreciation expense was recognized in the three months ended March 31, 2013.

In 2012, the Company completed plans for the redevelopment project at Four Corner Square and reduced the estimated useful lives of certain assets that are scheduled to be or have been demolished.  As a result of this change in estimate, a total of $0.7 million of additional depreciation was recognized in the three months ended March 31, 2012.

Note 12. Subsequent Events

 In April, the Company completed a public equity offering of 13,500,000 common shares at an offering price of $6.55 per share under a previously filed registration statement, for net offering proceeds of approximately $84.6 million.  The Company initially used $62.2 million of the net proceeds to repay amounts outstanding under the Company’s unsecured revolving credit facility.  Subsequent to the end of the first quarter, the majority of the proceeds were used or redeployed to acquire Cool Springs Market and Castleton Crossing as described below.  The underwriters have been granted an option to purchase up to an additional 2,025,000 common shares that expires on May 9, 2013.

On April 22, 2013, the Company acquired Cool Springs Market in Nashville, Tennessee for a purchase price of $37.5 million.  Cool Springs Market is a 95% leased, 224,000 square foot center anchored by Dick’s Sporting Goods, Marshall’s, JoAnn Fabrics, Staples, and a non-owned Kroger.  The acquisition was partially funded using $4.8 million of proceeds from a tax qualified asset exchange that was held in cash and cash equivalents as of March 31, 2013.

On May 1, 2013, the Company acquired Castleton Crossing in Indianapolis, Indiana for a purchase price of $39.0 million.  Castleton Crossing is a 100% leased, 224,000 square foot center anchored by TJ Maxx, HomeGoods, Burlington Coat Factory and Shoe Carnival.

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

•
other uncertainties and factors identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

At March 31, 2013, we owned interests in 61 properties consisting of 55 retail operating properties, four retail properties under redevelopment, and two operating commercial properties. As of this date, we also owned interests in three in-process retail development properties.

In addition to our in-process developments and redevelopments, we have future developments/redevelopments which include land parcels that are undergoing pre-development activity and are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of March 31, 2013, these future developments/redevelopments consisted of four projects that are expected to contain 1.0 million square feet of total gross leasable area upon completion.

Finally, as of March 31, 2013, we also owned interests in other land parcels comprising 89 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

Current Business Environment

Certain elements of the U.S. economy continued to slowly recover during the first quarter of 2013.  A stabilized economic recovery has not been achieved due to continued challenges in the labor market and slowing growth in Europe and China.  Overall, economic growth in the United States continued to reflect some weakness during the beginning of the year including evidence that the rate of growth in the United States economy was nominal during the fourth quarter of 2012. This rate of growth falls short of that which is necessary to significantly decrease levels of unemployment, as was most recently evidenced by non-farming sector payrolls expanding by just 88,000 during March 2013.  Meanwhile, the housing sector has started to demonstrate signs of momentum with new home sales and permits continuing to increase from recent historically low levels.

            As noted above, the prospect of a prolonged economic recovery continues to be uncertain.  In the face of this uncertainty, however, some retailers are considering limited expansion of their businesses and in certain cases have expressed optimism through expansion plans and capital allocation decisions.  Where prudent and consistent with our strategy, we will seek to capitalize on our relationships with tenants to maximize our growth.  We believe there will continue to be additional leasing opportunities during 2013 as tenants seek to lease new space or renew existing space in connection with lease expirations, expansions, and other considerations.

The lingering overall weakness and uncertainty in the U.S. economy has led to conditions that may continue to impact our business in a number of ways, including soft consumer demand; increasing tenant bankruptcies; curtailment of certain of our tenants’ operations; delays or postponements by current or potential tenants from entering into long-term leases with us; decreased demand for retail space; difficulty in collecting rent; our need to make rent adjustments and concessions; the possible need to outlay additional capital to assist a tenant in the opening of its business; and termination by our tenants of their leases with us.

Ongoing Actions Taken to Capitalize on the Current Business Environment

During the current quarter, we continued to execute on our strategy to maximize shareholder value, including:

Acquisition, Development, and Redevelopment Activities:  On January 23, 2013, the Company acquired Shoppes of Eastwood in Orlando, Florida for a purchase price of $11.6 million.  This center is anchored by Publix Super Market.

Subsequent to March 31, 2013, the Company acquired Cool Springs Markets in Nashville, Tennessee and Castleton Crossing in Indianapolis, Indiana.  Cool Springs market is 95% leased and is anchored by Dick’s Sporting Goods, Marshall’s, JoAnn Fabrics, Staples, and a non-owned Kroger.  The purchase price, exclusive of closing costs, was $37.5 million.  Castleton Crossing is 100% leased and is anchored by TJ Maxx, HomeGoods, Burlington Coat Factory, and Shoe Carnival.  The purchase price, exclusive of closing costs was $39.0 million.

During the quarter, tenants comprising 160,000 square feet completed successful openings at our Delray Marketplace project in Delray Beach, Florida including anchor tenants Publix Super Market and Frank Theatres, as well as Chico’s, White House | Black Market, Jos. A Bank, and Charming Charlie.  As of March 31, 2013, the property is 84.4% leased or committed and 65.6% occupied.   The total estimated costs of this project are expected to be approximately $95 million.

During the quarter, the Company completed the grand opening for Phase I of Holly Springs Towne Center project in Holly Springs, North Carolina (Raleigh MSA), which includes anchor tenants Dick’s Sporting Goods, Michael’s, and PETCO and a non-owned Target as well as other tenants such as Starbucks, Charming Charlie, Pier One, Jos. A. Bank and Children’s Place.  As of March 31, 2013, the project is 85.6% leased or committed and 49.9% occupied.

During the quarter, primary anchor tenants, Grocery Outlet and Do It Best Hardware, opened at Four Corner Square in Maple Valley, Washington (Seattle MSA).  As of March 31, 2013, the project is 87.1% leased or committed and 64.4% occupied.

Access the Capital Markets.  In April 2013, the Company completed a public equity offering of 13,500,000 common shares at an offering price of $6.55 per share under a previously filed registration statement, for net offering proceeds of approximately $84.6 million.  These proceeds were initially used to repay approximately $62.2 million of outstanding indebtedness under the Company’s unsecured revolving credit facility.  The net proceeds were used or redeployed to acquire Cool Springs Market and Castleton Crossing.

Continued Focus on Operations.  We continued to execute on our operating and leasing strategy.  During the current quarter, we executed comparable new and renewal leases totaling 100,000 square feet and improved the net operating income of our operating retail properties.  Our same property net operating income improved 5.2% compared to the quarter ended March 31, 2012, due to higher rental rates and improved expense recoveries.

Results of Operations

At March 31, 2013, we owned interests in 61 properties consisting of 55 retail operating properties, four retail properties under redevelopment, and two operating commercial properties. As of this date, we also owned interests in three in-process retail development properties.

At March 31, 2012, we owned interests in 62 properties consisting of 53 retail operating properties, five retail properties under redevelopment, and four operating commercial properties.  As of this date, we also owned interests in three in-process retail development properties.

The comparability of results of operations in 2012 and 2013 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our development, redevelopment, and operating property acquisition and disposition activities during those periods, which is set forth below.

Development Activities

The following development properties were partially operational at various times from January 1, 2012 through March 31, 2013:

Property Name	MSA	Economic Occupancy Date1	Owned GLA

Cobblestone Plaza2	Ft. Lauderdale, FL	March 2009	133,214
DePauw University Bookstore & Café	Greencastle, IN	September 2012	11,974
Zionsville Walgreens	Indianapolis, IN	September 2012	14,550
Delray Marketplace	Delray Beach, FL	January 2013	254,686
Holly Springs Towne Center – Phase I	Raleigh, NC	March 2013	204,936

1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

2	Construction of this property was completed in phases. The Economic Occupancy Date indicated for this property refers to its initial phase.

Property Acquisition Activities

The following acquisition properties were acquired between January 1, 2012 and March 31, 2013:

Property Name	MSA	Acquisition Date	Acquisition Costs (Millions)	Owned GLA

Cove Center	Stuart, FL	June 2012	$22.1	154,696
12th Street Plaza	Vero Beach, FL	July 2012	15.2	138,268
Publix at Woodruff	Greenville, SC	December 2012	9.1	68,055
Shoppes at Plaza Green	Greenville, SC	December 2012	28.8	195,534
Shoppes of Eastwood	Orlando, FL	January 2013	11.6	69,037

Property Disposition Activities

In 2012, we were able to effectively recycle capital by selling the following properties:

•	Gateway Shopping Center near Seattle, Washington in February 2012;

•	South Elgin Commons near Chicago, Illinois in June 2012;

•	50 South Morton near Indianapolis, Indiana in July 2012;

•	Coral Springs Plaza in Fort Lauderdale, Florida in September 2012;

•	Pen Products in Indianapolis, Indiana in October 2012;

•	Indiana State Motor Pool in Indianapolis, Indiana in October 2012;

•	Zionsville Shops near Indianapolis, Indiana in November 2012;

•	Sandifur Plaza in Pasco, Washington in November 2012; and

•	Preston Commons and an adjacent land parcel in Dallas, Texas in December 2012.

Redevelopment Activities

The following properties were in redevelopment status at various times during the period from January 1, 2012 through March 31, 2013:

Property Name	MSA	Transition to Redevelopment Pipeline1	Transition from Redevelopment Pipeline1	Owned GLA

Courthouse Shadows	Naples, Florida	September 2008	Pending	134,867
Four Corner Square2	Maple Valley, Washington	September 2008	Pending	108,523
Bolton Plaza3	Jacksonville, Florida	June 2008	Pending	155,637
Oleander Place	Wilmington, North Carolina	March 2011	December 2012	45,530
Rangeline Crossing4	Carmel, Indiana	June 2012	Pending	84,327

____________________
1	Transition date represents the date the property was transferred from our operating portfolio to our redevelopment projects.
2	This property is currently an in-process redevelopment. This $27.5 million project partially opened in the 1st quarter of 2013 and is currently 87% leased.
3	This property is currently an in-process redevelopment. This $10.3 million project is scheduled to open in the first half of 2014 and is currently 84% leased.
4	This property is currently an in-process redevelopment. This $15.5 million project is scheduled to open in June 2013 and is currently 95% leased.

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

The following table reflects same property net operating income (and reconciliation to net loss attributable to common shareholders) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	% Change
Number of properties at period end1	49	49

Leased percentage at period-end	94.2%	93.1%

Net operating income – same properties (49 properties)2	$15,055,820	$14,311,688	5.2%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income – same properties	$15,055,820	$14,311,688
Net operating income – non-same properties	8,128,906	2,470,399
Other income (expense), net	75,886	(59,922)
General, administrative and acquisition expenses	(2,318,512)	(1,821,706)
Litigation charge	─	(1,289,446)
Depreciation expense	(11,753,557)	(9,148,836)
Interest expense	(7,131,775)	(6,379,217)
Discontinued operations	─	408,810
Gain on sale of operating property	─	5,151,989
Net income attributable to noncontrolling interests	(24,854)	(2,097,020)
Dividends on preferred shares	(2,114,063)	(1,577,813)
Net loss attributable to common shareholders	$(82,149)	$(31,074)

1	Same Property analysis excludes operating properties in redevelopment.

2	Excludes net gains from outlot sales, straight-line rent and amortization of lease intangibles, bad debt expense and recoveries, and lease termination fees.
Comparison of Operating Results for the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

The following table reflects our consolidated statements of operations for the three months ended March 31, 2013 and 2012 (unaudited):

	2013	2012	Net change 2012 to 2013
Revenue:
Rental income (including tenant reimbursements)	$27,067,315	$23,571,121	$3,496,194
Other property related revenue	5,005,800	1,218,880	3,786,920
Total revenue	32,073,115	24,790,001	7,283,114
Expenses:
Property operating	5,270,254	4,493,851	776,403
Real estate taxes	3,618,135	3,514,063	104,072
General, administrative, and other	2,141,613	1,821,706	319,907
Acquisition costs	176,899	—	176,899
Litigation charge, net	—	1,289,446	(1,289,446)
Depreciation and amortization	11,753,557	9,148,836	2,604,721
Total Expenses	22,960,458	20,267,902	2,692,556
Operating income	9,112,657	4,522,099	4,590,558
Interest expense	(7,131,775)	(6,379,217)	(752,558)
Income tax benefit (expense) of taxable REIT subsidiary	28,952	(37,564)	66,516
Other income (expense), net	46,934	(22,358)	69,292
Income (loss) from continuing operations	2,056,768	(1,917,040)	3,973,808
Discontinued operations:
Discontinued operations	—	408,810	(408,810)
Gain on sale of operating property	—	5,151,989	(5,151,989)
Income from discontinued operations	—	5,560,799	(5,560,799)
Consolidated net income	2,056,768	3,643,759	(1,586,991)
Net income attributable to noncontrolling interests	(24,854)	(2,097,020)	2,072,166
Net income attributable to Kite Realty Group Trust	2,031,914	1,546,739	485,175
Dividends on preferred shares	(2,114,063)	(1,577,813)	(536,250)
Net loss attributable to common shareholders	$(82,149)	$(31,074)	$(51,075)

Rental income (including tenant reimbursements) increased $3.5 million, or 14.8%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$1,096,903
Properties acquired during 2012 and 2013	2,077,700
Properties under redevelopment during 2012 and/or 2013	3,311
Properties fully operational during 2012 and 2013 and other	318,280
Total	$3,496,194

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.3 million increase in rental income is primarily attributable to improvement in occupancy and recoveries from tenants. The leased percentage of the retail operating portfolio was 94.5% as of March 31, 2013, which was an increase from the leased percentage of 93.4% as of March 31, 2012. For the total portfolio and excluding the effect of bad debt, legal and other nonrecoverable expenses, the overall recovery ratio for reimbursable expenses improved to 78% for the three months ended March 31, 2013 compared to 76% for the three months ended March 31, 2012.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue increased primarily as a result of higher gains on land sales of $4.1 million offset by a decrease in event-related income of $0.5 million.

Property operating expenses increased $0.8 million, or 17.3%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$293,140
Properties acquired during 2012 and 2013	288,384
Properties under redevelopment during 2012 and/or 2013	5,154
Properties fully operational during 2012 and 2013 and other	189,725
Total	$776,403

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.2 million increase in property operating expenses relates primarily to an increase in insurance and snow removal costs partially offset by decreases in bad debt expense and legal costs.

Real estate taxes increased $0.1 million, or 3.0%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$43,693
Properties acquired during 2012 and 2013	208,246
Properties under redevelopment during 2012 and/or 2013	(12,381)
Properties fully operational during 2012 and 2013 and other	(135,486)
Total	$104,072

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.1 million decrease in real estate taxes was primarily due to lower assessments at two of our operating properties.  The majority of changes in our real estate tax expense is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.3 million, or 17.6%, due to an increase in certain public company and personnel costs.

Acquisition costs related to recent acquisition activity were $0.2 million for the three months ended March 31, 2013.  There was no comparable activity for the three months ended March 31, 2012.

The Company recorded a litigation charge of $1.3 million for the three months ended March 31, 2012.  This relates to the damages and attorney’s fees related to a claim by a former tenant.  See additional discussion in Note 4.

Depreciation and amortization expense increased $2.6 million, or 28.5%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$621,391
Properties acquired during 2012 and 2013	1,588,988
Properties under redevelopment during 2012 and/or 2013	5,001
Properties fully operational during 2012 and 2013 and other	389,341
Total	$2,604,721

The overall increase of $2.6 million in depreciation and amortization expense was due to the following significant items:

•
A decrease of $0.7 million mainly due to accelerated depreciation during the first quarter of 2012 related to the demolition of a portion of the Four Corner Square redevelopment.A redevelopment plan for this property was finalized during the first quarter of 2012, resulting in a reduction of theuseful lives of certain assets that were scheduled to be demolished.

•	An increase of $0.6 million related to tenants opening at recently completed development and redevelopmentproperties including Cobblestone Plaza and Delray Marketplace.

•	An increase of $1.6 million related to 2012 and 2013 acquisitions.

•
An increase of $0.8 million mainly due to accelerated depreciation related to the demolition of a portion of the Bolton Plaza redevelopment.  A redevelopment plan for this property was finalized during the first quarter of 2013, resulting in a reduction of the useful lives of certain assets that were scheduled to be demolished.

Interest expense increased $0.8 million, or 11.8%.  This increase was due to $0.3 million of accrued default interest on a $29.5 million non-recourse loan with respect to which the Company was in payment default as of March 31, 2013 and $0.2 million related to the write-off of deferred loan costs.   The increase was also due to a portion of Delray Marketplace and Holly Springs Towne Centre – Phase I being placed in-service.  The remainder of the increase was due to a higher outstanding borrowing balance in the first quarter of 2013 as compared to the first quarter of 2012.

The Company had income related to discontinued operations of $5.6 million for the three months ended March 31, 2012 while there was no comparable activity for the three months ended March 31, 2013.  The Company and its partner sold Gateway Shopping Center near Seattle, Washington for a net gain of $5.2 million during the three months ended March 31, 2012.

Net loss attributable to noncontrolling interests decreased $2.1 million.  The decrease was due to our partner’s share of the net gain on the sale of Gateway Shopping Center of $2.1 million for the three months ended March 31, 2012 as compared to no significant activity for the three months ended March 31, 2013.

Dividends on preferred shares increased $0.5 million.  The increase was due to the completion of an offering of 1,300,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares in March 2012.

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

Our Principal Capital Resources

 For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 27.  In addition to cash generated from operations, we discuss below our other principal capital resources.

In April, the Company completed a public equity offering of 13,500,000 common shares at an offering price of $6.55 per share, for net offering proceeds of approximately $84.6 million.  These proceeds were initially utilized to repay approximately $62.2 million of outstanding indebtedness under the unsecured revolving credit facility.  The majority of the net proceeds were used or redeployed to acquire Cool Springs Market and Castleton Crossing.

On February 26, 2013, the Company amended the terms of its existing $200 million unsecured revolving credit facility.  The amended terms include an extension of the maturity date to February 26, 2017, which maturity may be extended for an additional year at the Company’s option subject to certain conditions, and a reduction in the interest rate to LIBOR plus 165 to 250 basis points, depending on the Company’s leverage.  Additionally, the Company increased the expansion feature from $300 million to $400 million, subject to certain conditions.  The amount that the Company may borrow under the amended facility is based on the value of assets in its unencumbered property pool.  On March 26, 2013, the Company entered into a forward-starting interest rate swap that fixed the LIBOR rate on $50 million of variable rate debt at 0.906%.

As of March 31, 2013, the unencumbered property pool consisted of 52 properties, of which 46 were wholly-owned by subsidiaries which are guarantors under the unsecured revolving credit facility and Term Loan.  As of March 31, 2013, $112.2 million was drawn under the unsecured revolving credit facility and $125.0 million was outstanding under the Term Loan.  In addition, the Company had outstanding letters of credit totaling $4.2 million.  As of March 31, 2013, there were no amounts advanced against these instruments.

The amount that we may borrow under the unsecured revolving credit facility and Term Loan is based on the value of assets in our unencumbered property pool and, as of March 31, 2013, the maximum that may be drawn was $292.5 million; as a result, the amount available to us for future draws under the unsecured revolving credit facility was approximately $51 million.  For more information regarding the terms and conditions of the unsecured revolving credit facility, including interest rates, applicable financial and other covenants and our ability to make distributions, see the discussion in our Current Report on Form 8-K filed on March 4, 2013.

We were in compliance with all applicable financial covenants under the unsecured revolving credit facility and the Term Loan as of March 31, 2013.

In the future, we may raise additional capital by disposing of properties, land parcels or other assets that are no longer core components of our growth strategy.  The sale price may differ from our carrying value at the time of sale.  We will also continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

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

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of March 31, 2013, we had a total of $48.7 million of property-level debt (excluding the note secured by Kedron Village, see note 1 to table on page 27) with scheduled maturity dates over the next 12 months (excluding scheduled principal payments).  We are in discussions with long-term financing sources to enable us to repay, refinance, or extend the maturity date of these loans.  We may also seek to access funds available under our unsecured revolving credit facility, to access the capital markets, including common or preferred shares, to raise proceeds to repay a portion of this debt, or to sell the properties securing the loans.

Failure to comply with our obligations under our loan agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.   In addition, certain of our variable rate loans and construction loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under the loans if we fail to satisfy these financial covenants.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information related to the risks associated with our indebtedness.

Our total indebtedness due to mature over the next twelve months is comprised of the following as of March 31, 2013:

Amounts due during the three months ended, excluding scheduled principal payments:
	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	Total
Mortgage Debt - Fixed Rate	$—	$7,688,412	$—	$20,360,555	$28,048,967
Mortgage Debt - Variable Rate	—	—	—	7,012,150	7,012,150
Construction Loans	—	13,604,000	—	—	13,604,000
Total	$—	$21,292,412	$—	$27,372,705	$48,665,117

See also Note 1 to “Debt Maturities,” table on page 27.

Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common and preferred shareholders and to persons who hold units in our Operating Partnership, and recurring capital expenditures. In March 2013, our Board declared a quarterly cash distribution of $0.06 per common share and common operating partnership unit (or $5.1 million) for the quarter ended March 31, 2013.  In February 2013, our Board declared a quarterly cash distribution of $0.515625 per preferred share (or $2.1 million) for the period from December 2, 2012 to March 1, 2013.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from period to period.  During the three months ended March 31, 2013, we incurred $0.2 million of costs for recurring capital expenditures on operating properties and also incurred $4.5 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $13 million to $15 million of additional major tenant improvements and renovation costs within the next twelve months at several of our operating and redevelopment properties.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on the in-process redevelopment projects.

As of March 31, 2013, we had six in-process development or redevelopment projects.  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $244 million, of which $194 million had been incurred as of March 31, 2013.  We currently anticipate incurring the remaining $50 million of costs over the next twelve months.  We believe we currently have sufficient financing in place to fund the projects and expect to do so primarily through existing or new construction loans.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Future Redevelopment Properties. As of March 31, 2013, one of our properties (Courthouse Shadows) was undergoing preparation for redevelopment and leasing activity.  We currently anticipate our total investment in this redevelopment project will be approximately $2.5 million, of which $0.5 million had been incurred as of March 31, 2013; however, this amount may increase as redevelopment plans are finalized.  We believe we currently have sufficient financing in place to fund our investment in this project through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on this redevelopment project.

Future Development Properties. In addition to our in-process developments, we have a future development pipeline, which includes land parcels that are in various stages of preparation for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of March 31, 2013, this future development pipeline consisted of three projects that are expected to contain approximately 0.8 million square feet of total leasable area. We currently anticipate the total estimated cost of these projects will be approximately $129 million, of which $52 million had been incurred as of March 31, 2013.   Although we intend to develop these properties, we are not contractually obligated to complete any of these future developments.  With respect to each future development project, our policy is not to commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  We intend to fund our investment in these developments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured revolving credit facility, if necessary.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash basis capital expenditures for the Company’s current in-process and future development properties and capital expenditures for the three months ended March 31, 2013 and on a cumulative basis since the project’s inception:

	Year to Date – March 31, 2013	Cumulative – March 31, 2013
In-Process Developments1	$22,109,106	$157,160,716
Future Developments and Redevelopments	167,764	52,514,246
In-Process Redevelopments	8,072,379	32,994,397
Total for Development Activity	30,349,249	242,669,359
Recently Completed Developments2	398,902	N/A
Miscellaneous Other Activity, net	(2,442,339)	N/A
Recurring Operating Capital Expenditures	4,440,024	N/A
Total	$32,745,836	$242,699,359
____________________
1	Cumulative capital expenditures excludes $3.8 million of leasing costs included in deferred costs, net on the consolidated balance sheet.
2	This classification includes Rivers Edge, Oleander Place and Zionsville Walgreens

The Company capitalizes certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If the Company were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, the Company would have recorded additional expense for the three months ended March 31, 2013 of $0.2 million.

Debt Maturities

The table below presents scheduled principal repayments (including scheduled principal payments) on mortgage and other indebtedness  as of March 31, 2013:

	Annual Principal Payments	Term Maturity	Total
2013	$4,210,936	$21,187,268	$25,398,204
2014	5,295,257	88,531,688	93,826,945
2015	5,106,889	84,096,607	89,203,496
2016	4,306,179	132,306,110	136,612,289
20171	2,668,907	164,488,571	167,157,478
Thereafter	8,955,764	225,618,401	234,574,165
	$30,543,932	$716,228,645	$746,772,577
Unamortized Premiums			145,091
Total			$746,917,668

____________________
1
A wholly-owned subsidiary of the Company is currently in payment default on a $29.5 million non-recourse loan due to insufficient cash flow from the related operating property to support the debt service on the loan.  Under the terms of the loan agreement, interest accrues at the stated rate of 5.70% plus a 4.00% default rate.  The payment default on this loan did not trigger any cross defaults on the Company’s other indebtedness or any of its derivative instruments.

Cash Flows

As of March 31, 2013, we had cash and cash equivalents on hand of $14.6 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  As of March 31, 2013, cash and cash equivalents included $4.8 million of funds held with an intermediary to effectuate a tax qualified asset exchange.  In April, the Company utilized this balance to fund a portion of the acquisition price of Cool Springs Market.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Cash provided by operating activities was $12.4 million for the three months ended March 31, 2013, an increase of $7.0 million from the same period of 2012.  The increase was primarily due to gains on land sales of $4.2 million and an improvement in operations as net operating income increased by $6.4 million.

Cash used in investing activities was $49.4 million for the three months ended March 31, 2013, as compared to cash provided by investing activities of $18.3 million in the same period of 2012.  Highlights of significant cash sources and uses are as follows:
•	Net proceeds of $28.7 million related to the sale of the Gateway Shopping Center operating property in February 2012 while there was no comparable activity in the same period of 2013;
•	Acquisition of Shoppes of Eastwood in January 2013 for net cash outflow of $11.4 million while there was no comparable activity in the same period of 2012; and
•
Increase in capital expenditures, net plus the decrease in construction payables of $27.6 million as construction was ongoing at Delray Marketplace, Four Corner Square, Rangeline Crossing, and Holly Springs Towne Center;

Cash provided by financing activities was $39.2 million for the three months ended March 31, 2013, compared to cash used in financing activities of $18.2 million in the same period of 2012.  Highlights of significant cash sources and uses in 2013 are as follows:
•	A draw of $11.6 million was made on the unsecured revolving credit facility that was primarily utilized to fund the acquisition of Shoppes of Eastwood;
•	Draws totaling $6.0 million were made on the unsecured revolving credit facility that were primarily utilized to fund redevelopment and tenant improvement costs for new anchor tenants;
•
Draws of $31.2 million were made on construction loans related to Delray Marketplace, Holly Springs Towne Center, Four Corner Square, Rangeline Crossing, and Zionsville Walgreens to fund development and redevelopment activity.

•	Distributions to common shareholders and operating partnership unitholders of $5.0 million; and
•	Distributions to preferred shareholders of $2.1 million.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales and impairment of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for accelerated amortization of deferred financing fees recorded in the first quarter of 2013 and for a litigation charge recorded in the first quarter of 2012.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of adjusted FFO provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO should not be considered as an alternative to consolidated net income (loss) (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs.

Our calculation of FFO (and reconciliation to consolidated net income or loss, as applicable) and adjusted FFO for the three months ended March 31, 2013 and 2012 (unaudited) is as follows:

	Three Months Ended March 31,
	2013	2012
Consolidated net income	$2,056,768	$3,643,759
Less dividends on preferred shares	(2,114,063)	(1,577,813)
Less net income attributable to noncontrolling interests in properties	(31,977)	(26,770)
Less gain on sale of operating property	—	(5,151,989)
Add depreciation and amortization, net of noncontrolling interests	11,561,282	9,717,308
Funds From Operations of the Kite Portfolio1	11,472,010	6,604,495
Less redeemable noncontrolling interests in Funds From Operations	(910,025)	(726,494)
Funds From Operations allocable to the Company1	$10,561,985	$5,878,001

Funds From Operations of the Kite Portfolio 1	$11,472,010	$6,604,495
Add back Accelerated amortization of deferred financing fees	171,572	—
Add back Litigation charge	—	1,289,446
Adjusted Funds From Operations of the Kite Portfolio 1	$11,643,582	$7,893,941

____________________
1
“Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of our Operating Partnership’s real estate properties and subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that in our opinion have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations related to some of the projects in our operating and future development properties.

Contractual Obligations

Except with respect to our debt maturities as discussed on page 26, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.  See “Debt Maturities” on page 26.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $746.9 million of outstanding consolidated indebtedness as of March 31, 2013 (inclusive of net premiums on acquired debt of $0.1 million). As of this date, we were party to various consolidated interest rate hedge agreements totaling $214.3 million, with maturities over various terms from 2016 through 2020.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been $551.6 million (74%) and $195.1 million (26%), respectively, of our total consolidated indebtedness at March 31, 2013.

Based on the amount of our fixed rate debt at March 31, 2013, a 100 basis point increase in market interest rates would result in a decrease in its fair value of $12.8 million. A 100 basis point change in interest rates on our variable rate debt as of September 30, 2012 would change our annual cash flow by $2.0 million.   Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Third Amended and Restated Credit Agreement, dated as of February 26, 2013, by and among the Operating Partnership, the Company, KeyBank National Association, as Administrative Agent, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2013

10.2	Second Amended and Restated Guaranty, dated as of February 26, 2013, by the Company and certain subsidiaries of the Operating Partnership party thereto.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2013

10.3
First Amendment to Term Loan Agreement, dated as of February 26, 2013, by and among the Operating Partnership, the Company, certain subsidiaries of the Operating Partnership party thereto, KeyBank National Association, as Administrative Agent, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2013

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

KITE REALTY GROUP TRUST

May 7, 2013	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 7, 2013	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
10.1
Third Amended and Restated Credit Agreement, dated as of February 26, 2013, by and among the Operating Partnership, the Company, KeyBank National Association, as Administrative Agent, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2013

10.2	Second Amended and Restated Guaranty, dated as of February 26, 2013, by the Company and certain subsidiaries of the Operating Partnership party thereto.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2013

10.3
First Amendment to Term Loan Agreement, dated as of February 26, 2013, by and among the Operating Partnership, the Company, certain subsidiaries of the Operating Partnership party thereto, KeyBank National Association, as Administrative Agent, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2013

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