Form 10-Q
period 2013-06-30
KITE REALTY GROUP TRUST
filed 2013-08-08
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of Common Shares outstanding as of August 1, 2013 was 93,784,681 ($.01 par value)

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Part I. FINANCIAL INFORMATION
Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets:
Investment properties, at cost:
Land	$290,310,938	$239,690,837
Land held for development	56,473,896	34,878,300
Buildings and improvements	1,074,813,451	892,508,729
Furniture, equipment and other	5,087,218	4,419,918
Construction in progress	106,106,571	223,135,354
	1,532,792,074	1,394,633,138
Less: accumulated depreciation	(217,345,797)	(194,297,531)
Net real estate investments	1,315,446,277	1,200,335,607
Cash and cash equivalents	13,098,358	12,482,701
Tenant receivables, including accrued straight-line rent of $13,362,690 and $12,189,449, respectively, net of allowance for uncollectible accounts	20,829,417	21,210,754
Other receivables	6,727,213	4,946,219
Investments in unconsolidated entities, at equity	14,421	15,522
Escrow and other deposits	11,585,942	12,960,488
Deferred costs, net	40,180,270	34,536,474
Prepaid and other assets	5,204,811	2,169,140
Total Assets	$1,413,086,709	$1,288,656,905

Liabilities and Equity:
Mortgage and other indebtedness	$747,489,021	$699,908,768
Accounts payable and accrued expenses	47,971,675	54,187,172
Deferred revenue and other liabilities	18,837,470	20,269,501
Total Liabilities	814,298,166	774,365,441
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	40,813,315	37,669,803
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	102,500,000	102,500,000
Common Shares, $.01 par value, 200,000,000 shares authorized, 93,749,091 shares and 77,728,697 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	937,491	777,287
Additional paid in capital and other	607,323,319	513,111,877
Accumulated other comprehensive income (loss)	804,784	(5,258,543)
Accumulated deficit	(157,132,020)	(138,044,264)
Total Kite Realty Group Trust Shareholders' Equity	554,433,574	473,086,357
Noncontrolling Interests	3,541,654	3,535,304
Total Equity	557,975,228	476,621,661
Total Liabilities and Equity	$1,413,086,709	$1,288,656,905

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Minimum rent	$23,544,978	$18,761,604	$44,899,762	$37,223,051
Tenant reimbursements	5,709,268	4,541,108	11,421,800	9,650,782
Other property related revenue	1,730,470	863,847	6,736,270	2,082,727
Total revenue	30,984,716	24,166,559	63,057,832	48,956,560
Expenses:
Property operating	5,185,362	4,098,793	10,455,617	8,592,644
Real estate taxes	3,556,993	3,028,677	7,175,128	6,542,740
General, administrative, and other	1,815,940	1,792,472	3,957,553	3,614,177
Acquisition costs	236,613	70,933	413,512	70,933
Litigation charge	—	—	—	1,289,446
Impairment charge	5,371,428	—	5,371,428	—
Depreciation and amortization	14,175,797	10,211,245	25,929,354	19,360,081
Total expenses	30,342,133	19,202,120	53,302,592	39,470,021
Operating income	642,583	4,964,439	9,755,240	9,486,539
Interest expense	(7,752,529)	(6,303,413)	(14,884,304)	(12,682,630)
Income tax (expense) benefit of taxable REIT subsidiary	(104,833)	30,174	(75,881)	(7,390)
Other (expense) income, net	(39,034)	20,703	7,901	(1,655)
(Loss) income from continuing operations	(7,253,813)	(1,288,097)	(5,197,044)	(3,205,136)
Discontinued operations:
Discontinued operations	—	319,348	—	728,156
Gain on sale of operating property	—	93,891	—	5,245,880
Income from discontinued operations	—	413,239	—	5,974,036
Consolidated net (loss) income	(7,253,813)	(874,858)	(5,197,044)	2,768,900
Net loss (income) attributable to noncontrolling interests	661,009	271,221	636,154	(1,825,799)
Net (loss) income attributable to Kite Realty Group Trust	$(6,592,804)	$(603,637)	$(4,560,890)	$943,101
Dividends on preferred shares	(2,114,063)	(2,114,063)	(4,228,125)	(3,691,876)
Net loss attributable to common shareholders	$(8,706,867)	$(2,717,700)	$(8,789,015)	$(2,748,775)

Net loss per common share - basic & diluted:
Loss from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.10)	$(0.05)	$(0.10)	$(0.10)
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	0.01	—	0.06
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.10)	$(0.04)	$(0.10)	$(0.04)

Weighted average common shares outstanding - basic and diluted	91,066,817	64,014,187	84,486,979	63,864,040

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Net loss attributable to Kite Realty Group Trust common shareholders:
Loss from continuing operations	$(8,706,867)	$(3,086,101)	$(8,789,015)	$(6,214,744)
Income from discontinued operations	—	368,401	—	3,465,970
Net loss attributable to Kite Realty Group Trust common shareholders	$(8,706,867)	$(2,717,700)	$(8,789,015)	$(2,748,774)

Consolidated net (loss) income	$(7,253,813)	$(874,858)	$(5,197,044)	$2,768,900
Change in fair value of derivatives	5,921,867	(3,128,357)	6,576,992	(3,031,810)
Total comprehensive (loss) income	(1,331,946)	(4,003,215)	1,379,948	(262,910)
Comprehensive loss (income) attributable to noncontrolling interests	200,571	610,384	122,489	(1,498,186)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(1,131,375)	$(3,392,831)	$1,502,437	$(1,761,096)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)

						Accumulated
						Other
	Preferred Shares		Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss (Income)	Deficit	Total

Balances, December 31, 2012	4,100,000	$102,500,000	77,728,697	$777,287	$513,111,877	$(5,258,543)	$(138,044,264)	$473,086,357
Common shares issued under employee share purchase plan	—	—	1,854	19	11,073	—	—	11,092
Common share issuance	—	—	15,525,000	155,250	97,029,736	—	—	97,184,986
Stock compensation activity	—	—	487,540	4,875	1,050,967	—	—	1,055,842
Other comprehensive income	—	—	—	—	—	6,063,327	—	6,063,327
Distributions declared to common shareholders	—	—	—	—	—	—	(10,298,741)	(10,298,741)
Distributions to preferred shareholders	—	—	—	—	—	—	(4,228,125)	(4,228,125)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	(4,560,890)	(4,560,890)
Exchange of redeemable noncontrolling interests for common shares	—	—	6,000	60	37,920	—	—	37,980
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	(3,918,254)	—	—	(3,918,254)
Balances, June 30, 2013	4,100,000	$102,500,000	93,749,091	$937,491	$607,323,319	$804,784	$(157,132,020)	$554,433,574

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Consolidated net (loss) income	$(5,197,044)	$2,768,900
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Straight-line rent	(1,686,837)	(1,270,813)
Depreciation and amortization	27,042,557	21,707,555
Impairment charge	5,371,428	—
Gain on sale of operating property	—	(5,245,880)
Provision for credit losses	173,620	507,330
Compensation expense for equity awards	464,642	243,927
Amortization of debt fair value adjustment	(122,989)	(39,236)
Amortization of in-place lease liabilities	(1,270,750)	(872,058)
Changes in assets and liabilities:
Tenant receivables	1,194,001	498,963
Deferred costs and other assets	(6,895,149)	(3,882,003)
Accounts payable, accrued expenses, deferred revenue and other liabilities	5,976,305	(3,253,340)
Net cash provided by operating activities	25,049,784	11,163,345
Cash flows from investing activities:
Acquisitions of interests in properties	(86,960,619)	(20,796,243)
Capital expenditures, net	(53,422,717)	(31,647,673)
Net proceeds from operating property sale	—	57,021,250
Change in construction payables	(13,740,413)	2,132,815
Net cash (used in) provided by investing activities	(154,123,749)	6,710,149
Cash flows from financing activities:
Common share issuance proceeds, net of issuance costs	97,196,080	807,991
Preferred share issuance proceeds, net of issuance costs	—	31,428,027
Loan proceeds	135,763,690	191,024,918
Loan transaction costs	(806,856)	(1,765,604)
Loan payments	(88,060,447)	(227,443,187)
Distributions paid – common shareholders	(9,337,501)	(7,656,753)
Distributions paid - preferred shareholders	(4,228,125)	(3,468,438)
Distributions paid – redeemable noncontrolling interests	(781,797)	(940,680)
Distributions to noncontrolling interests in properties	(55,422)	(1,605,449)
Net cash provided by (used in) financing activities	129,689,622	(19,619,175)
Net change in cash and cash equivalents	615,657	(1,745,681)
Cash and cash equivalents, beginning of period	12,482,701	10,042,450
Cash and cash equivalents, end of period	$13,098,358	$8,296,769

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, redevelopment and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  At June 30, 2013, the Company owned interests in 63 properties (consisting of 57 retail operating properties, four retail properties under redevelopment and two commercial operating properties). As of this date, the Company also had four development properties under construction.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2012 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

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

As of June 30, 2013, the Company had investments in two joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $62.9 million which is secured by assets of the VIEs with net book values totaling $114.2 million.  The Operating Partnership guarantees the debt of these VIEs; however, the VIEs could sell the properties before the performance under a guarantee would be required.

For the three and six months ended June 30, 2012, the Company had a noncontrolling interest in a land parcel (Parkside Town Commons), which was accounted for under the equity method as it was owned through a joint venture that was not controlled by the Company.  On December 31, 2012, the Company acquired a controlling interest in the project and consolidated the entity in its consolidated financial statements.

Noncontrolling Interests

The Company reports its noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to the noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the six months ended June 30, 2013 and 2012 were as follows:

	2013	2012
Noncontrolling interests balance January 1	$3,535,304	$4,250,485
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	61,772	2,161,407
Distributions to noncontrolling interests	(55,422)	(1,605,449)
Noncontrolling interests balance at June 30	$3,541,654	$4,806,443

The Company classifies redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because the Company may be required to pay cash to unitholders upon redemption of their interests in the Operating Partnership under certain circumstances, such as the delivery of registered shares upon conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of June 30, 2013 and December 31, 2012, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was adjusted to redemption value.

The redeemable noncontrolling interests in the Operating Partnership for the six months ended June 30, 2013 and 2012 were as follows:

	2013	2012
Redeemable noncontrolling interests balance January 1	$37,669,803	$41,836,613
Net loss allocable to redeemable noncontrolling interests	(697,927)	(335,608)
Accrued distributions to redeemable noncontrolling interests	(785,250)	(938,880)
Other comprehensive income (loss) allocable to redeemable noncontrolling interests 1	513,665	(327,613)
Exchange of redeemable noncontrolling interest for common stock	(37,980)	(390,000)
Adjustment to redeemable noncontrolling interests - operating partnership and other	4,151,004	(18,704)
Redeemable noncontrolling interests balance at June 30	$40,813,315	$39,825,808

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The following sets forth accumulated other comprehensive income (loss) allocable to noncontrolling interests for the six months ended June 30, 2013 and 2012:

	2013	2012
Accumulated comprehensive loss balance at January 1	$(455,896)	$(187,885)
Other comprehensive income (loss) allocable to redeemable noncontrolling interests 1	513,665	(327,613)
Accumulated comprehensive income (loss) balance at June 30	$57,769	$(515,498)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The Company allocates net operating results of the Operating Partnership after preferred dividends and noncontrolling interest in the consolidated properties based on the partners’ respective weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the limited partners’ weighted average interests in the Operating Partnership for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Company’s weighted average basic interest in Operating Partnership	93.1%	89.1%	92.6%	89.1%
Limited partners' redeemable noncontrolling weighted average basic interests in Operating Partnership	6.9%	10.9%	7.4%	10.9%

At June 30, 2013, the Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership were 93.3% and 6.7%, respectively.  At December 31, 2012, the Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership were 92.0% and 8.0%, respectively.

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2012 have been reclassified to conform to the 2013 consolidated financial statement presentation.  The reclassifications did not impact consolidated net income (loss) previously reported.

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

Potentially dilutive securities include outstanding options to acquire common shares, units in the Operating Partnership, which may be exchanged for either cash or common shares, at the Company’s option, under certain circumstances, and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net loss attributable to common shareholders in each of the periods in the three and six months ended June 30, 2013 and 2012, the potentially dilutive securities were not dilutive for those periods.

Approximately 1.7 million outstanding options to acquire common shares were excluded from the computation of diluted earnings per share because their impact was not dilutive for the three and six months ended June 30, 2013 and 2012.

Note 4.  Litigation Charge

In the first quarter of 2012, the Company recorded a charge of $1.3 million related to a claim by a former tenant.  This amount has been paid, thereby releasing the Company from the claim.  In the fourth quarter of 2012, the Company received a partial reimbursement of legal costs resulting in a net litigation charge of $1.0 million for the year ended December 31, 2012.

Note 5. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at June 30, 2013 and December 31, 2012:

	Balance at
	June 30, 2013	December 31, 2012
Unsecured revolving credit facility	$107,600,000	$94,624,200
Unsecured term loan	125,000,000	125,000,000
Notes payable secured by properties under construction - variable rate	120,719,839	72,156,149
Mortgage notes payable - fixed rate	328,274,476	338,765,294
Mortgage notes payable - variable rate	65,825,976	69,171,405
Net premiums on acquired debt	68,730	191,720
Total mortgage and other indebtedness	$747,489,021	$699,908,768

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at June 30, 2013, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$328,274,476	4.5	5.77%	44%
Floating rate debt (hedged to fixed)	214,032,226	5.3	3.71%	29%
Total fixed rate debt, considering hedges	542,306,702	4.8	4.96%	73%
Notes payable secured by properties under construction - variable rate	120,719,839	1.7	2.39%	16%
Other variable rate debt	65,825,976	2.9	2.73%	9%
Corporate unsecured variable rate debt	232,600,000	5.3	2.36%	31%
Floating rate debt (hedged to fixed)	(214,032,226)	-5.3	-2.43%	-29%
Total variable rate debt, considering hedges	205,113,589	2.4	2.43%	27%
Net premiums on acquired debt	68,730	N/A	N/A	N/A
Total debt	$747,489,021	4.1	4.26%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.

Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 125 to 325 basis points.  At June 30, 2013, the one-month LIBOR interest rate was 0.19%.  Fixed interest rates on mortgage loans range from 5.42% to 6.78%.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On February 26, 2013, the Company amended the terms of its $200 million unsecured revolving credit facility.  The amended terms include an extension of the maturity date to February 26, 2017, which may be extended for an additional year at the Company’s option subject to certain conditions, and a reduction in the interest rate to LIBOR plus 165 to 250 basis points, depending on the Company’s leverage, from LIBOR plus 190 to 290 basis points.  The amended unsecured facility has a fee of 25 to 35 basis points on unused borrowings.  The amount the Company may borrow under the amended unsecured facility is based on the value of assets in the unencumbered property pool and may be increased up to $400 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the credit facility, to provide such increased amounts.

As of June 30, 2013, the unencumbered property pool consisted of 54 properties, of which 49 were wholly-owned by subsidiaries which are guarantors under the unsecured revolving credit facility and the Company’s $125 million unsecured term loan (the “Term Loan”).  As of June 30, 2013, $107.6 million was outstanding under the unsecured revolving credit facility and $125.0 million was outstanding under the Term Loan.  In addition, the Company had letters of credit outstanding which totaled $4.2 million.  As of June 30, 2013, there were no amounts advanced against these instruments.

The amount that the Company may borrow under the unsecured revolving credit facility is based on the value of assets in its unencumbered property pool.  As of June 30, 2013, the maximum amount that may be borrowed under the unsecured revolving credit facility was $200.0 million, and the amount available for future borrowings was approximately $88 million.  If the expansion feature was exercised as of June 30, 2013, the amount available for future borrowings would have been approximately $110 million.

The Company’s ability to borrow under the unsecured revolving credit facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured revolving credit facility and the Term Loan also require the Company to satisfy certain financial covenants.  As of June 30, 2013, the Company was in compliance with all such covenants on the unsecured revolving credit facility and the Term Loan.

Debt Activity

For the six months ended June 30, 2013, the Company made total loan borrowings of $135.8 million and total loan repayments of $88.1 million.  The major components of this activity are as follows:

•	In January 2013, a draw of $11.6 million was made on the unsecured revolving credit facility to fund the acquisition of Shoppes of Eastwood in Orlando, Florida;

•	Draws totaling $6.0 million were made on the unsecured revolving credit facility to fund redevelopment and tenant improvement costs at various properties throughout the period;

•	Pay downs totaling $74.2 million were made on the unsecured revolving credit facility using a portion of the proceeds of the common share offering during the second quarter;

•	In the second quarter, draws of $21.0 million and $39.0 million were made on the unsecured revolving credit facility to fund the acquisition of Cool Springs Market and Castleton Crossing;

•	In June 2013, a draw of $7.6 million was made on the unsecured revolving credit facility to fund the payoff of the loan secured by 12th Street Plaza;

•
Draws were made on construction loans related to the Delray Marketplace, Holly Springs – Phase I, Four Corner Square, Rangeline Crossing, and Zionsville Walgreens developments totaling $48.6 million throughout the period; and

•	Scheduled principal payments were made on indebtedness totaling $3.4 million.

Fair Value of Fixed and Variable Rate Debt

As of June 30, 2013, the fair value of fixed rate debt was $342.1 million compared to the book value of $328.3 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 2.85% to 4.98%.  As of June 30, 2013, the fair value of variable rate debt was $422.5 million compared to the book value of $419.1 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 2.14% to 3.55%.

Note 6. Shareholders’ Equity

During the second quarter, the Company completed an equity offering of 15,525,000 common shares at an offering price of $6.55 per share, for net offering proceeds of approximately $97.2 million after deducting the underwriting discount and estimated expenses of the offering.  These proceeds were initially utilized to repay approximately $74.2 million of outstanding indebtedness under the Company’s unsecured revolving credit facility.  The majority of the proceeds were redeployed to acquire Cool Springs Market and Castleton Crossing (see Note 10).

The Company has entered into Equity Distribution Agreements with certain sales agents pursuant to which it may sell, from time to time, up to an aggregate amount of $50 million of its common shares.  During the six months ended June 30, 2013, no common shares were issued under these Equity Distribution Agreements.

In February 2013, the Compensation Committee of the Company’s Board of Trustees approved long-term equity incentive compensation awards totaling 125,433 restricted shares to members of executive management and certain other employees.  The restricted shares were granted at a fair value of $6.32 and will vest ratably over periods ranging from three to five years.

In May 2013, 248,974 additional restricted shares were granted to members of executive management following approval by the Company’s shareholders of an increase in shares available for issuance under the Company’s equity incentive plan.  The restricted shares were granted at a fair value of $6.52 and will vest ratably over periods ranging from three to five years.

On May 14, 2013, the Company’s Board of Trustees declared a cash distribution of $0.515625 per preferred share covering the distribution period from March 2, 2013 to June 1, 2013.  This distribution was paid on June 1, 2013 to shareholders of record as of May 24, 2013.

On June 17, 2013, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share and per Operating Partnership unit for the second quarter of 2013.  These distributions were paid on July 12, 2013 to common shareholders and unitholders of record as of July 5, 2013.

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company have any derivatives that are not designated as cash flow hedges.  The Company has an agreement with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of June 30, 2013, the Company was party to various consolidated cash flow hedge agreements with notional amounts totaling $214.0 million, which effectively fixes certain variable rate debt over various terms through 2020.  Utilizing a weighted average spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.71%.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of June 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

As of June 30, 2013 the fair value of the Company’s interest rate hedge assets, net, was $0.6 million, including accrued interest of $0.2 million.  As of June 30, 2013, $2.2 million is recorded in prepaids and other assets and $1.6 million is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2012 the fair value of the Company’s interest rate hedge liabilities was $5.9 million, including accrued interest of $0.2 million, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company currently expects an increase to interest expense of $3.2 million over the next 12 months as the hedged forecasted interest payments occur.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the six months ended June 30, 2013 and 2012, $1.3 million and $0.3 million, respectively, was reclassified as a reduction to earnings.

The Company’s share of net unrealized gains on its interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.  The following sets forth comprehensive income allocable to the Company for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss attributable to Kite Realty Group Trust common shareholders	$(8,706,867)	$(2,717,700)	$(8,789,015)	$(2,748,775)
Other comprehensive income (loss) allocable to Kite Realty Group Trust1	5,461,429	(2,789,194)	6,063,327	(2,704,197)
Comprehensive loss attributable to Kite Realty Group Trust common shareholders	$(3,245,438)	$(5,506,894)	$(2,725,688)	$(5,452,972)

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

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

The Company is obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of the development and redevelopment projects.  The Company believes it currently has sufficient financing in place to fund these projects and expects to do so primarily through existing construction loans.  In addition, if necessary, it may make draws on its unsecured facility.

As of June 30, 2013, the Company had outstanding letters of credit totaling $4.2 million.  At that date, there were no amounts advanced against these instruments.

Note 9. Discontinued Operations

The Company has not sold any properties in 2013.  In 2012, the Company sold the following operating properties:

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

The results of the discontinued operations related to these properties were comprised of the following for the three and six months ended June 30, 2012:

	Three months ended June 30, 2012	Six months ended June 30, 2012
Rental income	$1,453,862	$3,355,995
Expenses:
Property operating	140,870	371,365
Real estate taxes	279,775	564,619
Depreciation and amortization	499,823	1,192,495
Total expenses	920,468	2,128,479
Operating income	533,394	1,227,516
Interest expense	(214,046)	(499,359)
Income from discontinued operations	319,348	728,157
Gain on sale of operating properties, net of tax expense	93,891	5,245,880
Total income from discontinued operations	$413,239	$5,974,037

Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	$386,401	$3,465,970
Income from discontinued operations attributable to noncontrolling interests	26,838	2,508,067
Total income from discontinued operations	$413,239	$5,974,037

Note 10. Property Acquisitions

During 2012 and the first six months of 2013, the Company acquired a number of operating properties.  In connection with these acquisitions, the Company made preliminary allocations of the purchase price of the properties primarily to the fair value of tangible assets (land, building, and improvements) as well as to intangibles and to debt assumed, where appropriate.  Purchase price allocations are subject to revision within the measurement period, not to exceed one year.

In May 2013, the Company acquired Castleton Crossing in Indianapolis, Indiana for a purchase price of $39.0 million.  Castleton Crossing is an unencumbered shopping center anchored by TJ Maxx, HomeGoods, Burlington Coat Factory and Shoe Carnival.

In April 2013, the Company acquired Cool Springs Market in Franklin, Tennessee (Nashville MSA) for a purchase price of $37.6 million.  Cool Springs Market is an unencumbered shopping center anchored by Dick’s Sporting Goods, Marshall’s, JoAnn Fabrics, Staples, and a non-owned Kroger.

In January 2013, the Company acquired Shoppes of Eastwood in Orlando, Florida for a purchase price of $11.6 million.  Shoppes of Eastwood is an unencumbered shopping center anchored by Publix Super Market.

In December 2012, the Company acquired the Shoppes at Plaza Green and Publix at Woodruff for $28.8 million and $9.1 million, respectively.  Both of these properties are unencumbered and located in Greenville, South Carolina.

In July 2012, the Company acquired 12th Street Plaza in Vero Beach, Florida for a purchase price of $15.2 million.  12th Street Plaza is a shopping center anchored by Publix Super Market and Stein Mart.  The Company assumed a $7.9 million mortgage with a fixed interest rate of 5.67% as part of the acquisition that was paid off in June 2013.

In June 2012, the Company acquired Cove Center in Stuart, Florida for a purchase price of $22.1 million.  Cove Center is an unencumbered shopping center anchored by Publix Super Market and Beall’s Department Store.

Note 11. Redevelopment Activities

In 2013, the Company completed plans for the redevelopment project at Bolton Plaza and reduced the estimated useful lives of certain assets that were demolished.  As a result of this change in estimate, a total of $0.8 million and $1.6 million of additional depreciation expense was recognized in the three and six months ended June 30, 2013, respectively.

In 2012, the Company completed plans for the redevelopment projects at Four Corner Square and Rangeline Crossing and reduced the estimated useful lives of certain assets that were demolished.  As a result of this change in estimate, a total of $1.4 million and $1.9 million of additional depreciation was recognized in the three and six months ended June 30, 2012.

Note 12. Kedron Village

Since October 2012, a wholly-owned subsidiary of the Company has been in payment default on a $29.5 million non-recourse loan secured by the Company’s Kedron Village property due to insufficient cash flow being generated by the property to fully support the debt service on the loan.  Since October 2012, the Company had initiated negotiations with representatives of the lender with the objective of restructuring the loan and retaining ownership of the Kedron Village property.  In June 2013, the Company received notice that the representatives of the lender intended to initiate foreclosure proceedings.  On July 2, 2013, the foreclosure proceedings were completed and the mortgage lender took title to the property in full satisfaction of principal and interest due on the mortgage.  A related $2.2 million escrow balance was also retained by the mortgage lender.

The Company reevaluated the Kedron Village property for impairment as of June 30, 2013 and determined that, based on the recent developments, the carrying value of the property was no longer fully recoverable considering the reduced holding period that considers the foreclosure proceedings.  Accordingly, the Company recorded a non-cash impairment charge of $5.4 million for the three months ended June 30, 2013 based upon the estimated fair value of the asset of $25.5 million.

An income approach was utilized to estimate the fair value of the investment property through a discounted cash flow approach.  The income approach required the Company to make assumptions about market leasing rates, disposal values, and discount rates using Level 3 inputs.  The Company utilized multiple market reports from national real estate firms and other information available to it in selecting the assumptions utilized in the determination of the estimated discounted cash flow.  Changes in those factors and assumptions could have had an impact on the determination of fair value.

Because the title of the property had not transferred as of June 30, 2013, the derecognition criteria were not met as of that date.  Thus, the asset and mortgage debt and related accrued interest are included on the accompanying consolidated June 30, 2013 balance sheet.  The operations of the asset are included in continuing operations through the date of the July 2, 2013 transfer of title to the mortgage lender.

In the third quarter, the Company expects to recognize a non-cash gain of $1.5 million resulting from the transfer of the asset to the lender in full satisfaction of the debt.  Also in the third quarter, the Company expects to reverse an accrual of unpaid interest of approximately $1.1 million.  The Company also expects to reclassify the operations of Kedron Village to discontinued operations in the third quarter.

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

At June 30, 2013, we owned interests in 63 properties consisting of 57 retail operating properties, four retail properties under redevelopment, and two commercial operating properties. As of this date, we also owned interests in four development properties under construction.

In addition to our developments and redevelopments under construction, we have one development project pending construction commencement, which is undergoing pre-leasing activity and negotiations for third party financing.  This project is expected to contain 0.2 million square feet of total gross leasable area upon completion.

Finally, as of June 30, 2013, we also owned interests in other land parcels comprising 134 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

Current Business Environment

Certain elements of the U.S. economy continued to slowly recover during the second quarter of 2013.  The economy continued to create jobs at a consistent level including 165,000 jobs in June and 175,000 in May.  However, manufacturing industries overall have been slow to reap the benefits of growing U.S. demand as China and European markets continue to show weakness.  Additionally, new-home sales reach a five-year high in May and business investment plans improved for a third straight month.  Meanwhile, the housing sector has continued to demonstrate positive momentum as the U.S. Federal Reserve low interest-rate policies have encouraged more Americans to buy homes and cars.

            As noted above, the prospect of a prolonged economic recovery continues to be uncertain.  In the face of this uncertainty, however, some retailers are considering limited expansion of their businesses and in certain cases have expressed optimism through expansion plans and capital allocation decisions.  Where prudent and consistent with our strategy, we will seek to capitalize on our relationships with tenants to maximize our growth.  We believe there will continue to be additional leasing opportunities during 2013 and 2014 as tenants seek to lease new space or renew existing space in connection with lease expirations, expansions, and other considerations.

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

Ongoing Actions Taken to Capitalize on the Current Business Environment

During the current quarter, we continued to execute on our strategy to maximize shareholder value, including:

Acquisition, Development, and Redevelopment Activities:  On April 23, 2013, the Company acquired Cool Springs Market in Nashville, Tennessee.  Cool Springs Market is 95% leased and is anchored by Dick’s Sporting Goods, Marshall’s, JoAnn Fabrics, Staples, and a non-owned Kroger.  The purchase price, exclusive of closing costs, was $37.6 million.

On May 1, 2013, the Company acquired Castleton Crossing in Indianapolis, Indiana.  Castleton Crossing is 100% leased and is anchored by TJ Maxx, HomeGoods, Burlington Coat Factory, and Shoe Carnival.  The purchase price, exclusive of closing costs, was $39.0 million.

During the quarter, the Company completed the grand opening of the primary anchor Earth Fare at Rangeline Crossing near Indianapolis, Indiana.  As of June 30, 2013, the project is 91.7% leased.

Access the Capital Markets.  In the current quarter, the Company completed a public equity offering of 15,525,000 common shares at an offering price of $6.55 per share under a previously filed registration statement, for net offering proceeds of approximately $97.2 million.  These proceeds were initially used to repay outstanding indebtedness under the Company’s unsecured revolving credit facility.  The majority of the net proceeds were used or redeployed to acquire Cool Springs Market and Castleton Crossing.

Continued Focus on Operations.  We continued to execute on our operating and leasing strategy.  During the current quarter, we executed new and renewal leases totaling 106,000 square feet and improved the net operating income of our operating retail properties.  Our same property net operating income improved 4.4% compared to the quarter ended June 30, 2012, due to improved occupancy levels and improved expense recoveries.

Results of Operations

At June 30, 2013, we owned interests in 63 properties consisting of 57 retail operating properties, four retail properties under redevelopment, and two operating commercial properties. As of this date, we also owned interests in four retail development properties under construction.

At June 30, 2012, we owned interests in 62 properties consisting of 53 retail operating properties, five retail properties under redevelopment, and four operating commercial properties.  As of this date, we also owned interests in four retail development properties that were under construction.

The comparability of results of operations in 2012 and 2013 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of these activities during those periods, which is set forth below.

Development Activities

The following development properties were partially operational at various times from January 1, 2012 through June 30, 2013:

Property Name	MSA	Economic Occupancy Date1	Owned GLA

Cobblestone Plaza2	Ft. Lauderdale, FL	March 2009	133,214
DePauw University Bookstore & Café	Greencastle, IN	September 2012	11,974
Zionsville Walgreens	Indianapolis, IN	September 2012	14,550
Delray Marketplace	Delray Beach, FL	January 2013	255,554
Holly Springs Towne Center – Phase I	Raleigh, NC	March 2013	204,936

1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

2	Construction of this property was completed in phases. The Economic Occupancy Date indicated for this property refers to its initial phase.

Property Acquisition Activities

The following properties were acquired between January 1, 2012 and June 30, 2013:

Property Name	MSA	Acquisition Date	Acquisition Costs (Millions)	Owned GLA

Cove Center	Stuart, FL	June 2012	$22.1	154,696
12th Street Plaza	Vero Beach, FL	July 2012	15.2	138,268
Publix at Woodruff	Greenville, SC	December 2012	9.1	68,055
Shoppes at Plaza Green	Greenville, SC	December 2012	28.8	195,258
Shoppes of Eastwood	Orlando, FL	January 2013	11.6	69,037
Cool Springs Market	Nashville, TN	April 2013	37.6	223,912
Castleton Crossing	Indianapolis, IN	May 2013	39.0	277,812

Property Disposition Activities

In 2012, we were able to effectively recycle capital by selling the following properties:

•	Gateway Shopping Center near Seattle, Washington in February 2012;

•	South Elgin Commons near Chicago, Illinois in June 2012;

•	50 South Morton near Indianapolis, Indiana in July 2012;

•	Coral Springs Plaza in Fort Lauderdale, Florida in September 2012;

•	Pen Products in Indianapolis, Indiana in October 2012;

•	Indiana State Motor Pool in Indianapolis, Indiana in October 2012;

•	Zionsville Shops near Indianapolis, Indiana in November 2012;

•	Sandifur Plaza in Pasco, Washington in November 2012; and

•	Preston Commons and an adjacent land parcel in Dallas, Texas in December 2012.

Redevelopment Activities

The following properties were in redevelopment status at various times during the period from January 1, 2012 through June 30, 2013:

Property Name	MSA	Transition to Redevelopment Pipeline1	Transition from Redevelopment Pipeline1	Owned GLA

Courthouse Shadows	Naples, Florida	September 2008	Pending	134,867
Four Corner Square2	Maple Valley, Washington	September 2008	Pending	108,523
Bolton Plaza3	Jacksonville, Florida	June 2008	Pending	155,637
Oleander Place	Wilmington, North Carolina	March 2011	December 2012	45,530
Rangeline Crossing	Carmel, Indiana	June 2012	June 2013	73,625
Gainesville Plaza	Gainesville, Florida	June 2013	Pending	177,826

____________________
1	Transition date represents the date the property was transferred from our operating portfolio to our redevelopment projects.
2	This property is currently a redevelopment under construction. This $27.5 million project partially opened in the 1st quarter of 2013 and is currently 87% leased.
3
This property is currently a redevelopment under construction.  The L.A. Fitness portion of this $10.3 million project is scheduled to open in the first half of 2014 and the entire project is currently 89% leased.

Same Property Net Operating Income

The Company believes that net operating income (“NOI”) is helpful to investors as a measure of its operating performance because it excludes various items included in net income that do not relate to or are not indicative of its operating performance, such as depreciation and amortization, interest expense, and impairment, if any. The Company believes that NOI for our “same properties” (“Same Property NOI”) is helpful to investors as a measure of its operating performance because it includes only the NOI of properties that have been owned for the full periods presented, which eliminates disparities in net income due to the redevelopment, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent metric for the comparison of the Company's properties. NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of the Company's financial performance.

The following table reflects same property net operating income (and reconciliation to net loss attributable to common shareholders) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Number of properties at period end1	49	49		49	49

Leased percentage at period-end	95.1%	92.8%		95.1%	92.8%

Net operating income – same properties (49 properties)2	$15,230,535	$14,583,188	4.4%	$30,286,355	$28,894,876	4.8%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income – same properties	$15,230,535	$14,583,188		$30,286,355	$28,894,876
Net operating income – non-same properties	7,011,826	2,455,901		15,140,732	4,926,300
Other (expense) income, net	(143,867)	50,877		(67,981)	(9,045)
General, administrative and acquisition expenses	(2,052,553)	(1,863,405)		(4,371,065)	(3,685,110)
Litigation charge	─	─		─	(1,289,446)
Impairment charge	(5,371,428)	─		(5,371,428)	─
Depreciation expense	(14,175,797)	(10,211,245)		(25,929,354)	(19,360,081)
Interest expense	(7,752,529)	(6,303,413)		(14,884,304)	(12,682,630)
Discontinued operations	─	319,348		─	728,156
Gain on sale of operating property	─	93,891		─	5,245,880
Net loss (income) attributable to noncontrolling interests	661,009	271,221		636,155	(1,825,799)
Dividends on preferred shares	(2,114,063)	(2,114,063)		(4,228,125)	(3,691,876)
Net loss attributable to common shareholders	$(8,706,867)	$(2,717,700)		$(8,789,015)	$(2,748,775)

1	Same Property analysis excludes operating properties in redevelopment.

2	Excludes net gains from outlot sales, straight-line rent, bad debt expense, lease termination fees and amortization of lease intangibles.

Comparison of Operating Results for the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

The following table reflects our consolidated statements of operations for the three months ended June 30, 2013 and 2012 (unaudited):

	2013	2012	Net change 2012 to 2013
Revenue:
Rental income (including tenant reimbursements)	$29,254,246	$23,302,712	$5,951,534
Other property related revenue	1,730,470	863,847	866,623
Total revenue	30,984,716	24,166,559	6,818,157
Expenses:
Property operating	5,185,362	4,098,793	1,086,569
Real estate taxes	3,556,993	3,028,677	528,316
General, administrative, and other	1,815,940	1,792,472	23,468
Acquisition costs	236,613	70,933	165,680
Impairment charge	5,371,428	—	5,371,428
Depreciation and amortization	14,175,797	10,211,245	3,964,552
Total Expenses	30,342,133	19,202,120	11,140,013
Operating income	642,583	4,964,439	(4,321,856)
Interest expense	(7,752,529)	(6,303,413)	(1,449,116)
Income tax (expense) benefit of taxable REIT subsidiary	(104,833)	30,174	(135,007)
Other (expense) income, net	(39,034)	20,703	(59,737)
Loss from continuing operations	(7,253,813)	(1,288,097)	(5,965,716)
Discontinued operations:
Discontinued operations	—	319,348	(319,348)
Gain on sale of operating property, net of tax expense	—	93,891	(93,891)
Income from discontinued operations	—	413,239	(413,239)
Consolidated net loss	(7,253,813)	(874,858)	(6,378,955)
Net loss attributable to noncontrolling interests	661,009	271,221	389,788
Net loss attributable to Kite Realty Group Trust	(6,592,804)	(603,637)	(5,989,167)
Dividends on preferred shares	(2,114,063)	(2,114,063)	-
Net loss attributable to common shareholders	$(8,706,867)	$(2,717,700)	$(5,989,167)

Rental income (including tenant reimbursements) increased $6.0 million, or 25.5%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$1,733,437
Properties acquired during 2012 and 2013	3,447,782
Properties under redevelopment during 2012 and/or 2013	349,399
Properties fully operational during 2012 and 2013 and other	420,916
Total	$5,951,534

    Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.4 million increase in rental income is primarily attributable to improvement in occupancy and recoveries from tenants. The leased percentage of the retail operating portfolio was 95.4% as of June 30, 2013, as compared to the leased percentage of 93.0% as of June 30, 2012.  For the total portfolio and excluding the effect of bad debt, legal and other nonrecoverable expenses, the overall recovery ratio for reimbursable expenses improved to 79% for the three months ended June 30, 2013 compared to 76% for the three months ended June 30, 2012.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue increased primarily as a result of higher gains on land sales of $0.7 million.

Property operating expenses increased $1.1 million, or 26.5%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$496,424
Properties acquired during 2012 and 2013	393,863
Properties under redevelopment during 2012 and/or 2013	36,229
Properties fully operational during 2012 and 2013 and other	160,053
Total	$1,086,569

    Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.2 million increase in property operating expenses relates primarily to an increase in insurance and repairs and maintenance costs partially offset by a decrease in bad debt expense.

Real estate taxes increased $0.5 million, or 17.4%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$17,593
Properties acquired during 2012 and 2013	388,759
Properties under redevelopment during 2012 and/or 2013	33,294
Properties fully operational during 2012 and 2013 and other	88,670
Total	$528,316

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.1 million increase in real estate taxes was primarily due to higher assessments at certain of our operating properties.  The majority of changes in our real estate tax expense is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

Acquisition costs related to recent activity were $0.2 million for the three months ended June 30, 2013 compared to $0.1 million for the three months ended June 30, 2012 due to higher acquisition volume.

The Company recorded an impairment charge of $5.4 million related to our Kedron Village operating property for the three months ended June 30, 2013.   See additional discussion in Note 12 to the consolidated financial statements.

Depreciation and amortization expense increased $4.0 million, or 38.8%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$821,815
Properties acquired during 2012 and 2013	2,347,738
Properties under redevelopment during 2012 and/or 2013	368,388
Properties fully operational during 2012 and 2013 and other	426,611
Total	$3,964,552

    The overall increase of $4.0 million in depreciation and amortization expense was due to the following significant items:

•
A decrease of $0.5 million mainly due to accelerated depreciation during the second quarter of 2012 related to the demolition of a portion of the Four Corner Square redevelopment.A redevelopment plan for this property was finalized during the first quarter of 2012, resulting in a reduction of theuseful lives of certain assets that were demolished.

•	An increase of $0.8 million related to tenants opening at recently completed development and redevelopmentproperties including Delray Marketplace and Holly Springs Towne Center.

•	An increase of $2.3 million related to 2012 and 2013 acquisitions.

•
An increase of $1.6 million mainly due to accelerated depreciation related to the demolition of a portion of the Bolton Plaza redevelopment.  A redevelopment plan for this property was finalized during the first quarter of 2013, resulting in a reduction of the useful lives of certain assets that were demolished.

Interest expense increased $1.4 million, or 23.0%.  The increase was due to the transfer of substantial portions of assets at Delray Marketplace, Holly Springs Towne Centre – Phase I, and Four Corner Square from construction in progress to depreciable fixed assets, which resulted in a reduction in capitalized interest.    The remainder of the increase was due to $0.3 million of accrued default interest on a $29.5 million non-recourse loan secured by the Kedron Village operating property (See Note 12).

The Company had income related to discontinued operations of $0.4 million for the three months ended June 30, 2012  related to 2012 dispositions noted above, while there was no comparable activity for the three months ended June 30, 2013.  The Company sold South Elgin Commons near Chicago, Illinois for a net gain of $0.1 million during the three months ended June 30, 2012.

Comparison of Operating Results for the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

The following table reflects our consolidated statements of operations for the six months ended June 30, 2013 and 2012 (unaudited):

	2013	2012	Net change 2012 to 2013
Revenue:
Rental income (including tenant reimbursements)	$56,321,562	$46,873,833	$9,447,729
Other property related revenue	6,736,270	2,082,727	4,653,543
Total revenue	63,057,832	48,956,560	14,101,272
Expenses:
Property operating	10,455,617	8,592,644	1,862,973
Real estate taxes	7,175,128	6,542,740	632,388
General, administrative, and other	3,957,553	3,614,177	343,376
Acquisition costs	413,512	70,933	342,579
Litigation charge	—	1,289,446	(1,289,446)
Impairment charge	5,371,428	—	5,371,428
Depreciation and amortization	25,929,354	19,360,081	6,569,273
Total Expenses	53,302,592	39,470,021	13,832,571
Operating income	9,755,240	9,486,539	268,701
Interest expense	(14,884,304)	(12,682,630)	(2,201,674)
Income tax (expense) benefit of taxable REIT subsidiary	(75,881)	(7,390)	(68,491)
Other income (expense), net	7,901	(1,655)	9,556
Loss from continuing operations	(5,197,044)	(3,205,136)	(1,991,908)
Discontinued operations:
Discontinued operations	—	728,157	(728,157)
Gain on sale of operating properties, net of tax expense	—	5,245,880	(5,245,880)
Income from discontinued operations	—	5,974,037	(5,974,037)
Consolidated net (loss) income	(5,197,044)	2,768,901	(7,965,945)
Net loss (income) attributable to noncontrolling interests	636,154	(1,825,799)	2,461,953
Net (loss) income attributable to Kite Realty Group Trust	(4,560,890)	943,102	(5,503,992)
Dividends on preferred shares	(4,228,125)	(3,691,876)	(536,249)
Net loss attributable to common shareholders	$(8,789,015)	$(2,748,774)	$(6,040,241)

Rental income (including tenant reimbursements) increased $9.4 million, or 20.2%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$2,514,641
Properties acquired during 2012 and 2013	5,525,483
Properties under redevelopment during 2012 and/or 2013	347,796
Properties fully operational during 2012 and 2013 and other	1,059,809
Total	$9,447,729

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $1.1 million increase in rental income is primarily attributable to improvement in occupancy and recoveries from tenants. The leased percentage of the retail operating portfolio was 95.4% as of June 30, 2013, compared to the leased percentage of 93.0% as of June 30, 2012.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue increased primarily as a result of higher gains on land sales of $4.8 million.

Property operating expenses increased $1.9 million, or 21.7%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$749,145
Properties acquired during 2012 and 2013	682,247
Properties under redevelopment during 2012 and/or 2013	41,383
Properties fully operational during 2012 and 2013 and other	390,198
Total	$1,862,973

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.4 million increase in property operating expenses relates primarily to an increase in insurance and snow removal costs, which are generally considered in reimbursement by tenants, partially offset by decreases in bad debt expense.

Real estate taxes increased $0.6 million, or 9.7%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$38,214
Properties acquired during 2012 and 2013	597,005
Properties under redevelopment during 2012 and/or 2013	20,912
Properties fully operational during 2012 and 2013 and other	(23,743)
Total	$632,388

    Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $24,000 decrease in real estate taxes was primarily due to changes in assessments at certain of our operating properties.  The majority of changes in our real estate tax expense is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.3 million, or 9.5%, due to higher public company and personnel costs.

Acquisition costs increased $0.3 million due to higher acquisition volume.

The Company recorded a litigation charge of $1.3 million for the six months ended June 30, 2012.  This relates to the damages and attorneys’ fees related to a claim by a former tenant.  See additional discussion in Note 4 to the consolidated financial statements.

The Company recorded an impairment charge of $5.4 million related to our Kedron Village operating property for the six months ended June 30, 2013.   See additional discussion in Note 12 to the consolidated financial statements.

Depreciation and amortization expense increased $6.6 million, or 33.9%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$1,173,656
Properties acquired during 2012 and 2013	3,936,726
Properties under redevelopment during 2012 and/or 2013	373,389
Properties fully operational during 2012 and 2013 and other	1,085,502
Total	$6,569,273

The overall increase of $6.6 million in depreciation and amortization expense was due to the following significant items:

•
A decrease of $1.1 million mainly due to accelerated depreciation during 2012 related to the demolition of a portion of the Four Corner Square redevelopment.A redevelopment plan for this property was finalized during the first quarter of 2012, resulting in a reduction of the useful lives of certain assets that were demolished.

•
A decrease of $0.9 million mainly due to accelerated depreciation during 2012 related to the demolition of a portion of the Rangeline Crossing development.  A redevelopment plan for the property was finalized during the first quarter of 2012, resulting in a reduction of the useful lives of certain assets that were scheduled to be demolished.

•	An increase of $1.2 million related to tenants opening at recently completed development and redevelopmentproperties including Delray Marketplace and Holly Springs Towne Center.

•	An increase of $3.9 million related to 2012 and 2013 acquisitions.

•
An increase of $2.2 million mainly due to accelerated depreciation related to the demolition of a portion of the Bolton Plaza redevelopment.  A redevelopment plan for this property was finalized during the first quarter of 2013, resulting in a reduction of the useful lives of certain assets that were demolished.

Interest expense increased $2.2 million, or 17.4%.  The majority of the increase was due to a reduction in capitalized interest as a portion of Delray Marketplace, Holly Springs Towne Centre – Phase I, and Four Corner Square were placed in-service.  The remainder of this increase was due to $0.6 million of accrued default interest on a $29.5 million non-recourse loan secured by the Kedron Village operating property (see Note 12) and $0.2 million related to the write-off of deferred loan costs.

The Company had income related to discontinued operations of $6.0 million for the six months ended June 30, 2012 related to the 2012 dispositions described above, while there was no comparable activity for the six months ended June 30, 2013.  The Company and its partner sold Gateway Shopping Center near Seattle, Washington for a net gain of $5.2 million during the six months ended June 30, 2012.

Net loss attributable to noncontrolling interests decreased $2.5 million.  The decrease was due to our partner’s share of the net gain on the sale of Gateway Shopping Center of $2.1 million for the six months ended June 30, 2012 as compared to no significant activity for the six months ended June 30, 2013.

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

Our Principal Capital Resources

 For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 31.  In addition to cash generated from operations, we discuss below our other principal capital resources.

During the second quarter, the Company completed an equity offering of 15,250,000 common shares at an offering price of $6.55 per share, for net offering proceeds of approximately $97.2 million.  These proceeds were initially utilized to repay approximately $74.2 million of outstanding indebtedness under the Company’s unsecured revolving credit facility.  The majority of the proceeds were redeployed to acquire Cool Springs Market and Castleton Crossing (see Note 10 to the consolidated financial statements).

On February 26, 2013, the Company amended the terms of its existing $200 million unsecured revolving credit facility.  The amended terms include an extension of the maturity date to February 26, 2017, which may be extended for an additional year at the Company’s option subject to certain conditions, and a reduction in the interest rate to LIBOR plus 165 to 250 basis points, depending on the Company’s leverage.  Additionally, the Company increased the expansion feature of the credit facility from $300 million to $400 million, subject to certain conditions.  The amount that the Company may borrow under the amended facility is based on the value of assets in its unencumbered property pool.  On March 26, 2013, the Company entered into a forward-starting interest rate swap that fixed the LIBOR rate on $50 million of variable rate debt at 0.906%.

As of June 30, 2013, the unencumbered property pool consisted of 54 properties, of which 49 were wholly-owned by subsidiaries which are guarantors under the unsecured revolving credit facility and the Term Loan.  As of June 30, 2013, $107.6 million was drawn under the unsecured revolving credit facility and $125.0 million was outstanding under the Term Loan.  In addition, the Company had outstanding letters of credit totaling $4.2 million.  As of June 30, 2013, there were no amounts advanced against these instruments.

The amount that we may borrow under the unsecured revolving credit facility is based on the value of assets in our unencumbered property pool and, as of June 30, 2013, the maximum that may be drawn was $200.0 million; as a result, the amount available to us for future draws under the unsecured revolving credit facility was approximately $88 million.  If the expansion feature was exercised as of June 30, 2013, the amount available for future borrowings would have been approximately $110 million.  For more information regarding the terms and conditions of the unsecured revolving credit facility, including interest rates, applicable financial and other covenants and our ability to make distributions, see the discussion in our Current Report on Form 8-K filed on March 4, 2013.

We were in compliance with all applicable financial covenants under the unsecured revolving credit facility and the Term Loan as of June 30, 2013.

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

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of June 30, 2013, we had a total of $40.8 million of property-level debt, excluding the note secured by the Kedron Village operating property (see note 1 to the table on page 27 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Our Principal Liquidity Needs – Debt Maturities”), with scheduled maturity dates over the next 12 months (excluding scheduled principal payments).  We are in discussions with long-term financing sources to enable us to repay, refinance, or extend the maturity date of these loans.  We may also seek to access funds available under our unsecured revolving credit facility, to access the capital markets, including common or preferred shares, to raise proceeds to repay a portion of this debt, or to sell the properties securing the loans.

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

Our total indebtedness due to mature over the next twelve months is comprised of the following as of June 30, 2013 (excluding the $29.2 million note secured by Kedron Village):

Amounts due during the three months ended, excluding scheduled principal payments:
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	Total
Mortgage Debt - Fixed Rate	$—	$—	$20,251,091	$—	$20,251,091
Mortgage Debt - Variable Rate	—	—	6,966,750	—	6,966,750
Construction Loans	13,604,000	—	—	—	13,604,000
Total	$13,604,000	$—	$27,217,841	$—	$40,821,841

See also Note 1 to the table on page 31 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Principal Liquidity Needs—Debt Maturities”.

Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common and preferred shareholders and to persons who hold units in our Operating Partnership, and recurring capital expenditures. In June 2013, our Board declared a quarterly cash distribution of $0.06 per common share and common operating partnership unit (totaling $5.1 million) for the quarter ended June, 2013.  In May 2013, our Board declared a quarterly cash distribution of $0.515625 per preferred share (or $2.1 million) for the period from March 2, 2013 to June 1, 2013.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from period to period.  During the six months ended June 30, 2013, we incurred $0.4 million of costs for recurring capital expenditures on operating properties and also incurred $6.6 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $13 million to $15 million of additional major tenant improvements and renovation costs within the next twelve months at several of our operating and redevelopment properties.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on the redevelopment projects.

As of June 30, 2013, we had six development or redevelopment projects under construction.  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $301 million, of which $214 million had been incurred as of June 30, 2013.  We currently anticipate incurring the remaining $87 million of costs over the next eighteen months.  We believe we currently have sufficient financing in place to fund the projects and expect to do so primarily through existing or new construction loans.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Redevelopment Properties Pending Commencement of Construction. As of June 30, 2013, two of our properties (Courthouse Shadows and Gainesville Plaza) were undergoing preparation for redevelopment and leasing activity.  We are currently evaluating our total investment in these redevelopment projects, of which $0.5 million had been incurred as of June 30, 2013.  Our anticipated total investment could change based upon negotiations with prospective tenants.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Development Properties Pending Commencement of Construction. In addition to our developments under construction, we have a development preparing for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of June 30, 2013, this development consisted of Holly Springs Towne Center – Phase II, which is expected to contain approximately 0.2 million square feet of total leasable area. We currently anticipate the total estimated cost of this project will be approximately $44 million, of which $16 million had been incurred as of June 30, 2013.   Although we intend to develop this property, we are not contractually obligated to complete it.  With respect to each development project, our policy is not to commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  We intend to fund our investment in these developments and redevelopments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured revolving credit facility, if necessary.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for the Company’s development and redevelopment properties and capital expenditures for the six months ended June 30, 2013 and on a cumulative basis since the project’s inception:

	Year to Date – June 30, 2013	Cumulative – June 30, 2013
Under Construction - Developments1	$31,160,961	$182,134,000
Pending Construction - Developments	328,877	16,262,000
Under Construction - Redevelopments	4,830,842	27,544,000
Pending Construction - Redevelopments	413,565	474,000
Total for Development Activity	36,734,245	226,414,000
Recently Completed Developments2	8,597,983	N/A
Miscellaneous Other Activity, net	1,968,434	N/A
Recurring Operating Capital Expenditures	6,560,736	N/A
Total	$53,861,398	$226,414,000

____________________
1	Cumulative capital expenditures excludes $4.0 million of leasing costs included in deferred costs, net on the consolidated balance sheet.
2	This classification includes Rangeline Crossing, Rivers Edge, Oleander Place and Zionsville Walgreens

The Company capitalizes certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If the Company were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, the Company would have recorded additional expense for the three and six months ended June 30, 2013 of $0.1 million and $0.3 million, respectively.

Debt Maturities

The table below presents scheduled principal repayments (including scheduled principal payments) on mortgage and other indebtedness as of June 30, 2013:

	Annual Principal Payments	Term Maturity	Total
2013	$2,745,652	$13,604,000	$16,349,652
2014	5,294,418	97,366,144	102,660,562
2015	5,106,000	92,596,605	97,702,605
2016	4,305,235	129,426,613	133,731,848
2017	2,668,907	130,620,492	133,289,399
Thereafter	8,955,764	225,535,627	234,491,391
	$29,075,976	$689,149,481	$718,225,457
Unamortized Premiums			68,730
Kedron Village debt obligation1			29,194,834
Total			$747,489,021

____________________
1
On July 2, 2013, the mortgage lender for Kedron Village obtained title through foreclosure proceedings.  The mortgage note was non-recourse.  As a result, the Company has been relieved of the $29.2 million debt obligation that was scheduled to mature in 2017.  This amount has been included in the table.

Cash Flows

As of June 30, 2013, we had cash and cash equivalents on hand of $13.1 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Cash provided by operating activities was $25.0 million for the six months ended June 30, 2013, an increase of $13.9 million from the same period of 2012.  The increase was primarily due to increased gains on land sales of $4.8 million and an improvement in operations as net operating income increased by $11.6 million.

Cash used in investing activities was $154.1 million for the six months ended June 30, 2013, as compared to cash provided by investing activities of $6.7 million in the same period of 2012.  Highlights of significant cash sources and uses are as follows:
•
Net proceeds of $57.0 million related to the sales of the Gateway Shopping Center and South Elgin Commons operating properties in February and June of 2012, respectively, while there was no comparable activity in the six months ended June 30, 2013;

•
Acquisition of Shoppes of Eastwood, Cool Springs Market, and Castleton Crossing in 2013 for net cash outflow of $87.0 million while the Company acquired Cove Center for $20.8 million in the six months ended June 30, 2012; and

•
Increase in capital expenditures, net plus the decrease in construction payables of $37.6 million as construction was ongoing at Delray Marketplace, Four Corner Square, Rangeline Crossing, Holly Springs Towne Center, and Parkside Town Commons;

Cash provided by financing activities was $129.7 million for the six months ended June 30, 2013, compared to cash used in financing activities of $19.6 million in the same period of 2012.  Highlights of significant cash sources and uses in 2013 are as follows:
•
In April and May, 15,525,000 common shares were issued for net proceeds of $97.2 million.  A portion of these  proceeds were initially utilized to repay $74.2 million of outstanding indebtedness under the Company’s unsecured revolving credit facility;

•
Draws totaling $71.6 million were made on the unsecured revolving credit facility that were primarily utilized to fund the acquisitions of Shoppes of Eastwood, Cool Springs Market, and Castleton Crossing;

•	Draws totaling $6.0 million were made on the unsecured revolving credit facility that were primarily utilized to fund redevelopment and tenant improvement costs for new anchor tenants;
•
Draws of $48.6 million were made on construction loans related to Delray Marketplace, Holly Springs Towne Center, Four Corner Square, Rangeline Crossing, and Zionsville Walgreens to fund development and redevelopment activity.

•	Distributions to common shareholders and operating partnership unitholders of $10.1 million; and
•	Distributions to preferred shareholders of $4.2 million.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales and impairment of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for accelerated amortization of deferred financing fees recorded in the first quarter of 2013 and second quarter of 2012 and for a litigation charge recorded in the first quarter of 2012.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of adjusted FFO provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO should not be considered as an alternative to consolidated net income (loss) (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs.

Our calculation of FFO (and reconciliation to consolidated net income or loss, as applicable) and adjusted FFO for the three and six months ended June 30, 2013 and 2012 (unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net (loss) income	$(7,253,813)	$(874,858)	$(5,197,044)	$2,768,900
Less dividends on preferred shares	(2,114,063)	(2,114,063)	(4,228,125)	(3,691,876)
Less net income attributable to noncontrolling interests in properties	(29,795)	(49,644)	(61,772)	(76,414)
Less gain on sale of operating properties, net of tax expense	—	(93,891)	—	(5,245,880)
Add impairment charge	5,371,428	—	5,371,428	—
Add depreciation and amortization, net of noncontrolling interests	14,078,521	10,607,051	25,639,803	20,324,359
Funds From Operations of the Kite Portfolio1	10,052,278	7,474,595	21,524,290	14,079,089
Less redeemable noncontrolling interests in Funds From Operations	(673,452)	(798,279)	(1,583,477)	(1,524,773)
Funds From Operations allocable to the Company1	$9,378,826	$6,676,316	$19,940,813	$12,554,316

Funds From Operations of the Kite Portfolio 1	$10,052,278	$7,474,595	$21,524,290	$14,079,089
Add back accelerated amortization of deferred financing fees	—	500,028	171,572	500,028
Add back litigation charge	—	—	—	1,289,446
Funds From Operations of the Kite Portfolio, as Adjusted 1	$10,052,278	$7,974,623	$21,695,862	$15,868,563

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

Contractual Obligations

Except with respect to our debt maturities as discussed on page 31, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $747.5 million of outstanding consolidated indebtedness as of June 30, 2013 (inclusive of net premiums on acquired debt of $0.1 million). As of this date, we were party to various consolidated interest rate hedge agreements totaling $214.0 million, with maturities over various terms from 2016 through 2020.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been $542.3 million (73%) and $205.1 million (27%), respectively, of our total consolidated indebtedness at June 30, 2013.

Based on the amount of our fixed rate debt at June 30, 2013, a 100 basis point increase in market interest rates would result in a decrease in its fair value of $10.8 million. A 100 basis point change in interest rates on our variable rate debt as of June 30, 2013 would change our annual cash flow by $2.1 million.   Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is party to various legal proceedings, which arise in the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
10.1	Kite Realty Group Trust 2013 Equity Incentive Plan *	Incorporated by reference to the Kite Realty Group Trust definitive Proxy Statement, filed with the SEC on April 8, 2013

10.2	Form of Nonqualified Share Share Option Agreement Under the 2013 Equity Incentive Plan *	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.3	Form of Restricted Share Agreement Under the 2013 Equity Incentive Plan *	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.4	Schedule of Non-Employee Trustee Fees and Other Compensation *	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*  Denotes a management contract or compensatory, plan contract or arrangement

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

August 8, 2013	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 8, 2013	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
10.1	Kite Realty Group Trust 2013 Equity Incentive Plan *	Incorporated by reference to the Kite Realty Group Trust definitive Proxy Statement, filed with the SEC on April 8, 2013

10.2	Form of Nonqualified Share Share Option Agreement Under the 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.3	Form of Restricted Share Agreement Under the 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.4	Schedule of Non-Employee Trustee Fees and Other Compensation *	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*  Denotes a management contract, or compensatory, plan contract or arrangement