Form 10-Q
period 2013-09-30
KITE REALTY GROUP TRUST
filed 2013-11-06
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of Common Shares outstanding as of November 1, 2013 was 93,856,152 ($.01 par value)

KITE REALTY GROUP TRUST
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

Part I. FINANCIAL INFORMATION
Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets:
Investment properties, at cost:
Land	$291,903,083	$239,690,837
Land held for development	56,078,478	34,878,300
Buildings and improvements	1,062,256,323	892,508,729
Furniture, equipment and other	4,872,339	4,419,918
Construction in progress	112,921,957	223,135,354
	1,528,032,180	1,394,633,138
Less: accumulated depreciation	(220,782,063)	(194,297,531)
Net real estate investments	1,307,250,117	1,200,335,607
Cash and cash equivalents	12,130,048	12,482,701
Tenant receivables, including accrued straight-line rent of $13,698,484 and $12,189,449, respectively, net of allowance for uncollectible accounts	22,373,621	21,210,754
Other receivables	5,937,729	4,946,219
Escrow and other deposits	11,389,473	12,960,488
Deferred costs, net	41,187,441	35,322,792
Prepaid and other assets	4,018,249	1,398,344
Total Assets	$1,404,286,678	$1,288,656,905

Liabilities and Equity:
Mortgage and other indebtedness	$743,984,742	$699,908,768
Accounts payable and accrued expenses	50,637,642	54,187,172
Deferred revenue and other liabilities	18,217,210	20,269,501
Total Liabilities	812,839,594	774,365,441
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	40,114,022	37,669,803
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	102,500,000	102,500,000
Common Shares, $.01 par value, 200,000,000 shares authorized, 93,856,152 shares and 77,728,697 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	938,562	777,287
Additional paid in capital and other	608,200,732	513,111,877
Accumulated other comprehensive loss	(228,163)	(5,258,543)
Accumulated deficit	(163,621,202)	(138,044,264)
Total Kite Realty Group Trust Shareholders' Equity	547,789,929	473,086,357
Noncontrolling Interests	3,543,133	3,535,304
Total Equity	551,333,062	476,621,661
Total Liabilities and Equity	$1,404,286,678	$1,288,656,905

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Minimum rent	$23,845,218	$18,571,977	$67,215,216	$54,263,303
Tenant reimbursements	6,257,937	4,897,578	17,350,746	14,170,945
Other property related revenue	2,568,468	857,493	9,300,135	2,937,042
Total revenue	32,671,623	24,327,048	93,866,097	71,371,290
Expenses:
Property operating	5,448,738	3,997,658	15,582,301	12,278,320
Real estate taxes	3,724,116	3,180,390	10,684,894	9,458,334
General, administrative, and other	2,114,828	1,645,048	6,069,063	5,255,804
Acquisition costs	153,314	108,169	566,826	179,102
Litigation charge	—	—	—	1,289,446
Depreciation and amortization	15,393,620	10,831,282	40,626,179	29,435,053
Total expenses	26,834,616	19,762,547	73,529,263	57,896,059
Operating income	5,837,007	4,564,501	20,336,834	13,475,231
Interest expense	(7,600,413)	(6,048,866)	(20,988,919)	(17,871,086)
Income tax (expense) benefit of taxable REIT subsidiary	(30,596)	13,385	(106,477)	5,995
Other (expense) income, net	(47,013)	99,914	(39,150)	98,207
Loss from continuing operations	(1,841,015)	(1,371,066)	(797,712)	(4,291,653)
Discontinued operations:
Discontinued operations, excluding impairment charge	1,353,827	200,073	484,907	643,681
Impairment charge	—	—	(5,371,427)	—
Gain on debt extinguishment	1,241,724	—	1,241,724	—
Gain (loss) on sale of operating property	486,540	(65,312)	486,540	5,180,568
Income (loss) from discontinued operations	3,082,091	134,761	(3,158,256)	5,824,249
Consolidated net income (loss)	1,241,076	(1,236,305)	(3,955,968)	1,532,596
Net loss (income) attributable to noncontrolling interests	15,174	312,208	651,327	(1,513,591)
Net income (loss) attributable to Kite Realty Group Trust	$1,256,250	$(924,097)	$(3,304,641)	$19,005
Dividends on preferred shares	(2,114,063)	(2,114,063)	(6,342,188)	(5,805,939)
Net loss attributable to common shareholders	$(857,813)	$(3,038,160)	$(9,646,829)	$(5,786,934)

Net loss per common share - basic & diluted:
Loss from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.04)	$(0.05)	$(0.08)	$(0.14)
Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	0.03	0.00	(0.03)	0.05
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.01)	$(0.05)	$(0.11)	$(0.09)

Weighted average common shares outstanding - basic and diluted	93,803,896	64,780,540	87,626,746	64,171,770

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Net loss attributable to Kite Realty Group Trust common shareholders:
Loss from continuing operations	$(3,733,405)	$(3,159,546)	$(6,712,809)	$(9,131,407)
Income (loss) from discontinued operations	2,875,592	121,386	(2,934,020)	3,344,473
Net loss attributable to Kite Realty Group Trust common shareholders	$(857,813)	$(3,038,160)	$(9,646,829)	$(5,786,934)

Consolidated net income (loss)	$1,241,076	$(1,236,305)	$(3,955,968)	$1,532,596
Change in fair value of derivatives	(1,107,065)	(1,442,038)	5,469,929	(4,473,848)
Total comprehensive income (loss)	134,011	(2,678,343)	1,513,961	(2,941,252)
Comprehensive loss (income) attributable to noncontrolling interests	89,290	373,155	211,778	(1,125,031)
Comprehensive income (loss) attributable to Kite Realty Group Trust	$223,301	$(2,305,188)	$1,725,739	$(4,066,283)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)

						Accumulated
						Other
	Preferred Shares		Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Total

Balances, December 31, 2012	4,100,000	$102,500,000	77,728,697	$777,287	$513,111,877	$(5,258,543)	$(138,044,264)	$473,086,357
Common shares issued under employee share purchase plan	—	—	2,828	29	16,401	—	—	16,430
Common share issuance, net of offering costs	—	—	15,525,000	155,250	97,012,855	—	—	97,168,105
Stock compensation activity	—	—	587,627	5,876	1,752,129	—	—	1,758,005
Other comprehensive income	—	—	—	—	—	5,030,380	—	5,030,380
Distributions declared to common shareholders	—	—	—	—	—	—	(15,930,109)	(15,930,109)
Distributions to preferred shareholders	—	—	—	—	—	—	(6,342,188)	(6,342,188)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(3,304,641)	(3,304,641)
Exchange of redeemable noncontrolling interests for common shares	—	—	12,000	120	72,480	—	—	72,600
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	(3,765,010)	—	—	(3,765,010)
Balances, September 30, 2013	4,100,000	$102,500,000	93,856,152	$938,562	$608,200,732	$(228,163)	$(163,621,202)	$547,789,929

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Consolidated net (loss) income	$(3,955,968)	$1,532,596
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Straight-line rent	(2,538,835)	(1,772,028)
Depreciation and amortization	43,312,825	33,395,223
Impairment charge	5,371,427	—
Gain on debt extinguishment	(1,241,724)	—
Gain on sale of operating property	(486,540)	(5,180,568)
Provision for credit losses	254,736	602,159
Compensation expense for equity awards	1,044,077	416,122
Amortization of debt fair value adjustment	(125,010)	(70,996)
Amortization of in-place lease liabilities	(1,911,729)	(1,419,081)
Changes in assets and liabilities:
Tenant receivables	542,407	(109,708)
Deferred costs and other assets	(11,028,702)	(6,503,262)
Accounts payable, accrued expenses, deferred revenue and other liabilities	7,782,545	(180,121)
Net cash provided by operating activities	37,019,509	20,710,336
Cash flows from investing activities:
Acquisitions of interests in properties	(102,684,600)	(27,921,162)
Capital expenditures, net	(75,077,145)	(68,798,572)
Net proceeds from operating property sale	7,292,460	61,763,940
Change in construction payables	(12,969,522)	18,657,339
Distributions from unconsolidated entities	—	283,525
Contributions to unconsolidated entities	—	(150,000)
Net cash used in investing activities	(183,438,807)	(16,164,930)
Cash flows from financing activities:
Common share issuance proceeds, net of issuance costs	97,184,535	3,014,368
Preferred share issuance proceeds, net of issuance costs	—	31,320,296
Loan proceeds	290,071,122	223,586,699
Loan transaction costs	(1,942,290)	(2,056,982)
Loan payments	(216,675,303)	(240,360,736)
Distributions paid – common shareholders	(14,962,446)	(11,502,460)
Distributions paid - preferred shareholders	(6,342,188)	(5,582,500)
Distributions paid – redeemable noncontrolling interests	(1,184,864)	(1,409,430)
Distributions to noncontrolling interests in properties	(81,921)	(1,663,483)
Net cash provided by (used in) financing activities	146,066,645	(4,654,228)
Net change in cash and cash equivalents	(352,653)	(108,822)
Cash and cash equivalents, beginning of period	12,482,701	10,042,450
Cash and cash equivalents, end of period	$12,130,048	$9,933,628

Non-cash investing and financing activities
Assumption of mortgage upon acquisition of 12th Street Plaza including fair market value of debt premium of $193,291	—	$8,086,135
Extinguishment of mortgage upon transfer of Kedron Village operating property to lender.	$29,194,834	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, redevelopment and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  At September 30, 2013, the Company owned interests in 62 properties (consisting of 55 retail operating properties, five retail properties under redevelopment and two commercial operating properties). As of this date, the Company also had three development properties under construction.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2012 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

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

As of September 30, 2013, the Company had investments in two joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $65.0 million which is secured by assets of the VIEs with net book values totaling $114.7 million.  The Operating Partnership guarantees the debt of these VIEs; however, the VIEs could sell the properties before the performance under a guarantee would be required.

For the three and nine months ended September 30, 2012, the Company had a noncontrolling interest in a land parcel (Parkside Town Commons), which was accounted for under the equity method as it was owned through a joint venture that was not controlled by the Company.  On December 31, 2012, the Company acquired a controlling interest in the project and consolidated the entity in its consolidated financial statements.

Noncontrolling Interests

The Company reports its noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to the noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012
Noncontrolling interests balance January 1	$3,535,304	$4,250,485
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	89,750	2,196,634
Distributions to noncontrolling interests	(81,921)	(1,663,483)
Noncontrolling interests balance at September 30	$3,543,133	$4,783,636

The Company classifies redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because the Company may be required to pay cash to unitholders upon redemption of their interests in the Operating Partnership under certain circumstances, such as the delivery of registered shares upon conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of September 30, 2013 and December 31, 2012, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was adjusted to redemption value.

The redeemable noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012
Redeemable noncontrolling interests balance January 1	$37,669,803	$41,836,613
Net loss allocable to redeemable noncontrolling interests	(741,078)	(683,044)
Distributions declared to redeemable noncontrolling interests	(1,188,677)	(1,343,387)
Other comprehensive income (loss) allocable to redeemable noncontrolling interests 1	439,549	(388,560)
Exchange of redeemable noncontrolling interest for common stock	(72,600)	(5,817,306)
Adjustment to redeemable noncontrolling interests - operating partnership and other	4,007,025	778,782
Redeemable noncontrolling interests balance at September 30	$40,114,022	$34,383,098

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The following sets forth accumulated other comprehensive income (loss) allocable to noncontrolling interests for the nine months ended September 30, 2013 and 2012:

	2013	2012
Accumulated comprehensive loss balance at January 1	$(455,896)	$(187,885)
Other comprehensive income (loss) allocable to redeemable noncontrolling interests 1	439,549	(388,560)
Accumulated comprehensive loss balance at September 30	$(16,347)	$(576,445)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 7).

The Company allocates net operating results of the Operating Partnership after preferred dividends and noncontrolling interest in the consolidated properties based on the partners’ respective weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the limited partners’ weighted average interests in the Operating Partnership for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Company’s weighted average basic interest in Operating Partnership	93.3%	90.0%	92.9%	89.4%
Limited partners' redeemable noncontrolling weighted average basic interest in Operating Partnership	6.7%	10.0%	7.1%	10.6%

At September 30, 2013, the Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership were 93.3% and 6.7%, respectively.  At December 31, 2012, the Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership were 92.0% and 8.0%, respectively.

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

Potentially dilutive securities include outstanding options to acquire common shares, units in the Operating Partnership, which may be exchanged for either cash or common shares, at the Company’s option, under certain circumstances, and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net loss attributable to common shareholders in each of the periods in the three and nine months ended September 30, 2013 and 2012, the potentially dilutive securities were not dilutive for those periods.

Approximately 1.6 million outstanding options to acquire common shares were excluded from the computation of diluted earnings per share because their impact was not dilutive for the three and nine months ended September 30, 2013.   Approximately 1.7 million outstanding options to acquire common shares were excluded from the computation of diluted earnings per share because their impact was not dilutive for the three and nine months ended September 30, 2012.

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

Note 5. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at September 30, 2013 and December 31, 2012:

	Balance at
	September 30, 2013	December 31, 2012
Unsecured revolving credit facility	$35,699,783	$94,624,200
Unsecured term loan	230,000,000	125,000,000
Notes payable secured by properties under construction - variable rate	128,863,488	72,156,149
Mortgage notes payable - fixed rate	297,834,722	338,765,294
Mortgage notes payable - variable rate	51,520,040	69,171,405
Net premiums on acquired debt	66,709	191,720
Total mortgage and other indebtedness	$743,984,742	$699,908,768

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at September 30, 2013, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$297,834,722	4.3	5.78%	40%
Floating rate debt (hedged to fixed)	254,827,249	5.0	3.46%	34%
Total fixed rate debt, considering hedges	552,661,971	4.6	4.71%	74%
Notes payable secured by properties under construction - variable rate	128,863,488	1.4	2.38%	17%
Other variable rate debt	51,520,040	2.5	2.52%	7%
Corporate unsecured variable rate debt	265,699,783	5.3	2.00%	36%
Floating rate debt (hedged to fixed)	(254,827,249)	-5.0	-2.17%	-34%
Total variable rate debt, considering hedges	191,256,062	2.3	2.17%	26%
Net premiums on acquired debt	66,709	N/A	N/A	N/A
Total debt	$743,984,742	4.0	4.06%	100%

    Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.

Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 125 to 294 basis points.  At September 30, 2013, the one-month LIBOR interest rate was 0.18%.  Fixed interest rates on mortgage loans range from 5.42% to 6.78%.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On February 26, 2013, the Company amended the terms of its $200 million unsecured revolving credit facility.  The amended terms included an extension of the maturity date to February 26, 2017, which may be extended for an additional year at the Company’s option subject to certain conditions, and a reduction in the interest rate to LIBOR plus 165 to 250 basis points, depending on the Company’s leverage, from LIBOR plus 190 to 290 basis points.  The amended unsecured facility has a fee of 25 to 35 basis points on unused borrowings.  The amount the Company may borrow under the amended unsecured facility may be increased up to $400 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the credit facility, to provide such increased amounts.

On August 21, 2013, the Company amended its existing Unsecured Term Loan (as amended, the “amended Term Loan”) and increased the borrowing thereunder from $125 million to $230 million.   The amended Term Loan has a maturity date of August 21, 2018, which may be extended for an additional six months at the Company’s option subject to certain conditions.  The interest rate applicable to the amended Term Loan was reduced to LIBOR plus 145 to 245 basis points, depending on the Company’s leverage, a decrease of between 45 and 65 basis points across the leverage grid.  The amended Term Loan also provides for an additional increase in total borrowing of up to $300 million, subject to certain conditions, including obtaining commitments from any one or more lenders.

As of September 30, 2013, the Company had 56 unencumbered properties, of which 50 were wholly-owned by subsidiaries which are guarantors under the unsecured revolving credit facility and the amended Term Loan.  As of September 30, 2013, $35.7 million was outstanding under the unsecured revolving credit facility and $230.0 million was outstanding under the amended Term Loan.  In addition, the Company had letters of credit outstanding which totaled $4.2 million.  As of September 30, 2013, there were no amounts advanced against these instruments.

The amount that the Company may borrow under the unsecured revolving credit facility is based on the value of assets in its unencumbered property pool.  As of September 30, 2013, the maximum amount that may be borrowed under the unsecured revolving credit facility was $135 million.  Based upon the current unencumbered property pool allocated to the unsecured revolving credit facility, the amount available for future borrowings was approximately $95 million.

The Company’s ability to borrow under the unsecured revolving credit facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured revolving credit facility and the Term Loan also require the Company to satisfy certain financial covenants.  As of September 30, 2013, the Company was in compliance with all such covenants on the unsecured revolving credit facility and the Term Loan.

Debt Activity

For the nine months ended September 30, 2013, the Company made total loan borrowings of $290.1 million and total loan repayments of $216.7 million.  The major components of this activity are as follows:

•
In August, proceeds of $105 million from the expansion of the amended Term Loan were received.  The Company utilized $101.9 million to pay down the Company’s unsecured revolving credit facility.  The remaining proceeds of $3.1 million were utilized to fund loan costs of the amended Term Loan and redevelopment and development costs;

•	Pay downs totaling $74.2 million were made on the unsecured revolving credit facility using a portion of the proceeds of the common share offering during the second quarter;

•	In January, a draw of $11.6 million was made on the unsecured revolving credit facility to fund the acquisition of Shoppes of Eastwood in Orlando, Florida (see Note 10);

•
In the second quarter, draws of $21.0 million and $39.0 million were made on the unsecured revolving credit facility to fund the acquisition of Cool Springs Market and Castleton Crossing (see Note 10);

•	In August, a draw of $17.0 million was made on the unsecured revolving credit facility to fund the acquisition of Toringdon Market (see Note 10);

•	In June, a draw of $7.6 million was made on the unsecured revolving credit facility to fund the payoff of the loan secured by 12th Street Plaza;

•	In August, a draw of $14.0 million was made on the unsecured revolving credit facility to fund the payoff of the loan secured by Ridge Plaza;

•	In September, a pay down of $7.5 million was made on the unsecured revolving credit facility using the proceeds of the sale of Cedar Hill Village operating property (see Note 9);

•	Draws totaling $12.5 million were made on the unsecured revolving credit facility to fund redevelopment and tenant improvement costs at various properties throughout the period;

•
Draws were made on construction loans related to the Delray Marketplace, Holly Springs – Phase I, Four Corner Square, Rangeline Crossing, and Zionsville Walgreens developments totaling $57.3 million throughout the period; and

•	Scheduled principal payments were made on indebtedness totaling $4.9 million.

On July 2, 2013, the foreclosure proceedings were completed on the Kedron Village property and the mortgage lender under the $29.2 million non-recourse loan took title to the property in satisfaction of principal and interest due on the mortgage (see Note 12).

Fair Value of Fixed and Variable Rate Debt

As of September 30, 2013, the fair value of fixed rate debt was $309.9 million compared to the book value of $297.8 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 2.83% to 5.47%.  As of September 30, 2013, the fair value of variable rate debt was $435.7 million compared to the book value of $446.1 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 1.80% to 3.41%.

Note 6. Shareholders’ Equity

During the second quarter, the Company completed an equity offering of 15,525,000 common shares at an offering price of $6.55 per share, for net offering proceeds of approximately $97.2 million after deducting the underwriting discount and estimated expenses of the offering.  These proceeds were initially utilized to repay approximately $74.2 million of outstanding indebtedness under the Company’s unsecured revolving credit facility.  The majority of the proceeds were redeployed to acquire the Cool Springs Market and Castleton Crossing operating properties (see Note 10).

The Company has entered into Equity Distribution Agreements with certain sales agents pursuant to which it may sell, from time to time, up to an aggregate amount of $50 million of its common shares.  During the nine months ended September 30, 2013, no common shares were issued under these Equity Distribution Agreements.

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

On August 9, 2013, the Company’s Board of Trustees declared a cash distribution of $0.515625 per preferred share covering the distribution period from June 2, 2013 to September 1, 2013.  This distribution was paid on August 30, 2013 to shareholders of record as of August 23, 2013.

On September 19, 2013, the Company’s Board of Trustees declared a cash distribution of $0.06 per common share and per Operating Partnership unit for the third quarter of 2013.  This distribution was paid on October 11, 2013 to common shareholders and unitholders of record as of October 4, 2013.

Note 7. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company have any derivatives that are not designated as cash flow hedges.  The Company has an agreement with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of September 30, 2013, the Company was party to various cash flow hedge agreements with notional amounts totaling $254.8 million, which effectively fixes the interest rate index underlying certain variable rate debt over various terms through 2020.  Utilizing a weighted average spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.46%.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of September 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

As of September 30, 2013 the fair value of the Company’s interest rate hedge liabilities, net, was $0.5 million, including accrued interest of $0.2 million.  As of September 30, 2013, $1.4 million is recorded in prepaid and other assets and $1.9 million is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2012 the fair value of the Company’s interest rate hedge liabilities was $5.9 million, including accrued interest of $0.2 million, and was recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company currently expects the impact to interest expense over the next 12 months as the hedged forecasted interest payments occur will be immaterial.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the nine months ended September 30, 2013 and 2012, $2.0 million and $0.9 million, respectively, was reclassified as a reduction to earnings.

The Company’s share of net unrealized gains and losses on its interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.  The following sets forth comprehensive (loss) income allocable to the Company for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net loss attributable to Kite Realty Group Trust common shareholders	$(857,813)	$(3,038,160)	$(9,646,829)	$(5,786,934)
Other comprehensive (loss) income allocable to Kite Realty Group Trust1	(1,032,946)	(1,381,091)	5,030,380	(4,085,288)
Comprehensive loss attributable to Kite Realty Group Trust common shareholders	$(1,890,759)	$(4,419,251)	$(4,616,449)	$(9,872,222)

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

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

As of September 30, 2013, the Company had outstanding letters of credit totaling $4.2 million.  At that date, there were no amounts advanced against these instruments.

Note 9. Discontinued Operations

In September 2013, the Company sold its Cedar Hill Village operating property in Dallas, Texas.  In July 2013, foreclosure proceedings were completed on the Kedron Village property and the mortgage lender took title to the property in satisfaction of principal and interest due on the mortgage (see Note 12).  The activities of both properties are reflected as Discontinued Operations in the accompanying consolidated Statement of Operations.

In 2012, the Company sold the following operating properties:

•	Gateway Shopping Center in Marysville, Washington in February;

•	South Elgin Commons in South Elgin, Illinois in June;

•	50 S. Morton near Indianapolis, Indiana in July;

•	Coral Springs Plaza in Fort Lauderdale, Florida in September;

•	Pen Products in Indianapolis, Indiana in October;

•	Indiana State Motor Pool in Indianapolis, Indiana in October;

•	Sandifur Plaza in Pasco, Washington in November;

•	Zionsville Shops near Indianapolis, Indiana in November; and

•	Preston Commons in Dallas, Texas in December.

The results of the discontinued operations related to these properties were comprised of the following for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental income	$191,568	$1,785,910	$2,054,962	$7,054,275
Expenses:
Property operating	30,644	280,872	260,158	967,640
Real estate taxes	(4,474)	225,157	209,876	1,054,571
Depreciation and amortization	67,124	546,541	763,919	2,495,348
Total expenses, excluding impairment charge	93,294	1,052,570	1,233,953	4,517,559
Operating income	98,274	733,340	821,009	2,536,716
Interest expense	1,255,553	(533,267)	(336,102)	(1,893,035)
Income from discontinued operations, excluding impairment charge	1,353,827	200,073	484,907	643,681
Impairment charge	—	—	(5,371,427)	—
Gain on debt extinguishment	1,241,724	—	1,241,724	—
Gain (loss) on sale of operating properties, net of tax expense	486,540	(65,312)	486,540	5,180,568
Total income from discontinued operations	$3,082,091	$134,761	$(3,158,256)	$5,824,249

Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	$2,875,592	$121,386	$(2,934,020)	$3,344,473
Income (loss) from discontinued operations attributable to noncontrolling interests	206,499	13,375	(224,236)	2,479,776
Total income (loss) from discontinued operations	$3,082,091	$134,761	$(3,158,256)	$5,824,249

Note 10. Property Acquisitions

During 2012 and the first nine months of 2013, the Company acquired eight operating properties.  In connection with these acquisitions, the Company made preliminary allocations of the purchase price of the properties primarily to the fair value of tangible assets (land, building, and improvements) as well as to intangibles and to debt assumed, where appropriate.  Estimated purchase price allocations are subject to revision within the measurement period, not to exceed one year.

In August 2013, the Company acquired Toringdon Market in Charlotte, North Carolina for a purchase price of $15.9 million.  Toringdon Market is an unencumbered shopping center anchored by Earth Fare.

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

Note 11. Redevelopment Activities

In July 2013, the Company completed plans for a redevelopment project at King’s Lake Square and reduced the estimated useful lives of certain assets that were demolished as part of this project.  As a result of this change in estimate, $2.5 million of additional depreciation expense was recognized in the three and nine months ended September 30, 2013.

In January 2013, the Company completed plans for the redevelopment project at Bolton Plaza and reduced the estimated useful lives of certain assets that were demolished as part of this project.  As a result of this change in estimate, $2.3 million of additional depreciation expense was recognized in the nine months ended September 30, 2013.

In 2012, the Company completed plans for the redevelopment projects at Four Corner Square and Rangeline Crossing and reduced the estimated useful lives of certain assets that were demolished as part of these projects.  As a result of these changes in estimates, a total of $1.9 million and $4.3 million of additional depreciation was recognized in the three and nine months ended September 30, 2012.

Note 12. Kedron Village

Beginning in October 2012, a wholly-owned subsidiary of the Company was in payment default on a $29.5 million non-recourse loan secured by the Company’s Kedron Village property due to insufficient cash flow being generated by the property to fully support the debt service on the loan.  The Company had been in negotiations with representatives of the lender with the objective of restructuring the loan and retaining ownership of the Kedron Village property.  In June 2013, the Company received notice that the representatives of the lender intended to initiate foreclosure proceedings.

The Company evaluated the Kedron Village property for impairment as of June 30, 2013 and determined that, based on recent developments including the reduced holding period that considers the foreclosure proceedings and current market rental rates, the carrying value of the property was no longer fully recoverable.  Accordingly, the Company recorded a non-cash impairment charge of $5.4 million for the three months ended June 30, 2013 based upon the estimated fair value of the asset as of that date of $25.5 million.

On July 2, 2013, the foreclosure proceedings were completed and the mortgage lender took title to the property in satisfaction of principal and interest due on the mortgage.  A related $2.2 million escrow balance was also retained by the mortgage lender.  During the three months ended September 30, 2013, the Company recognized a non-cash gain of $1.2 million resulting from the transfer of the asset to the lender in satisfaction of the debt.  Also in the third quarter, the Company reversed an accrual of unpaid interest (primarily default interest) of approximately $1.1 million.  The Company reclassified the operations of Kedron Village to discontinued operations for all periods presented.

Note 13. Subsequent Events

In October 2013, the Company retired the mortgage secured by 30 South Meridian in the current principal amount of $20.1 million utilizing a draw on the Company’s unsecured revolving credit facility.

On November 5, 2013, a subsidiary of the Company entered into a purchase and sale agreement to acquire a portfolio of nine retail properties located in Florida, Georgia, Texas and Alabama.  The purchase price for the portfolio is approximately $307 million, payable in cash.   Subsequent to September 30, 2013, the Company will make a deposit of $6 million in escrow, which will be nonrefundable.  The assets, if acquired, will be unencumbered by debt at the time of closing.  The closing of the transaction is expected to occur in late 2013 or early 2014, but is subject to customary closing conditions, and there is no assurance that the proposed transaction will be consummated, or if consummated, of the timing thereof.

Item 2.

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•	national and local economic, business, real estate and other market conditions, particularly in light of low growth in the U.S. economy;

•	financing risks, including the availability of and costs associated with sources of liquidity;

•	the Company’s ability to refinance, or extend the maturity dates of, its indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant bankruptcies;

•	the competitive environment in which the Company operates;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property the Company owns;

•	risks related to the geographical concentration of our properties in Indiana, Florida, Texas, and North Carolina;

•	other factors affecting the real estate industry generally; and

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

At September 30, 2013, we owned interests in 62 properties consisting of 55 retail operating properties, five retail properties under redevelopment, and two commercial operating properties. As of this date, we also owned interests in three development projects under construction.

In addition to our developments and redevelopments under construction, we have one development project pending construction commencement, which is undergoing pre-leasing activity and negotiations for third party financing.  This project is expected to contain 0.2 million square feet of total gross leasable area upon completion.

Finally, as of September 30, 2013, we also owned interests in other land parcels comprising 131 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

Current Business Environment

Most elements of the U.S. economy continued to slowly recover during the third quarter of 2013.  The economy continued to create jobs at a consistent but slow pace in September, adding 148,000 jobs as the unemployment rate fell to 7.2%.  United States manufacturing activity operated at its slowest pace in a year during September.  In addition, factory output contracted for the first time since late 2009.  This was partly due to the recent U.S. government shutdown that has continued to be a hindrance on economic growth during the fourth quarter of 2013.  This continued uncertainty has led the U.S. Federal Reserve Bank to maintain its monetary policy of quantitative easing and keeping interest rates at historically low levels to encourage consumer and business spending.

            As noted above, the prospects for a prolonged economic recovery continue to be unclear.  In the face of this uncertainty, however, some retailers are considering limited expansion of their businesses and in certain cases have expressed optimism through expansion plans and capital allocation decisions.  Where prudent and consistent with our strategy, we will seek to capitalize on our relationships with tenants to maximize our growth opportunities.  We believe there will continue to be additional leasing opportunities during the remainder of 2013 and in 2014 as tenants seek to lease new space or renew existing space in connection with lease expirations, expansions, and other considerations.

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

Ongoing Actions Taken to Capitalize on the Current Business Environment

During the third quarter, we continued to execute on our strategy to maximize shareholder value, including:

Acquisition, Development, and Redevelopment Activities:  On August 22, 2013, the Company acquired Toringdon Market in Charlotte, North Carolina.  Toringdon Market is 97% leased and is anchored by Earth Fare.  The purchase price, exclusive of closing costs, was $15.9 million.

During the third quarter, the Company also commenced construction on the redevelopment at King’s Lake Square in Naples, Florida, which will include an expanded Publix grocery store.  As of September 30, 2013, this project is 88.4% leased.

Access to Capital.  In the current quarter, the Company amended and increased the borrowing on its existing term loan from $125 million to $230 million.  The interest rate applicable to the Term Loan was reduced to LIBOR plus 145 to 245 basis points, depending on the Company’s leverage, a decrease of between 45 and 65 basis points across the leverage grid. The $105 million of additional proceeds from the amended Term Loan were used to initially pay down amounts outstanding under the Company’s unsecured revolving credit facility.

Continued Focus on Operations.  We continued to execute on our operating and leasing strategy.  During the current quarter, we executed new and renewal leases totaling 107,000 square feet and improved the net operating income of our operating retail properties.  Our same property net operating income improved 4.9% compared to the quarter ended September 30, 2012, due to improved occupancy levels and improved expense recoveries.    Our same property net operating income also improved 4.9% for the nine months ended September 30, 2013 compared to the same period of the prior year.

Results of Operations

At September 30, 2013, we owned interests in 62 properties consisting of 55 retail operating properties, five retail properties under redevelopment, and two operating commercial properties. As of this date, we also owned interests in three retail development properties under construction.

At September 30, 2012, we owned interests in 60 properties consisting of 53 retail operating properties, five retail properties under redevelopment, and two operating commercial properties.  As of this date, we also owned interests in two retail development properties that were under construction.

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

Development Activities

The following development properties were partially operational at various times from January 1, 2012 through September 30, 2013:

Property Name	MSA	Economic Occupancy Date1	Owned GLA

Cobblestone Plaza2	Ft. Lauderdale, FL	March 2009	133,214
DePauw University Bookstore & Café	Greencastle, IN	September 2012	11,974
Zionsville Walgreens	Indianapolis, IN	September 2012	14,550
Delray Marketplace	Delray Beach, FL	January 2013	255,554
Holly Springs Towne Center – Phase I	Raleigh, NC	March 2013	204,936

1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

2	Construction of this property was completed in phases. The Economic Occupancy Date indicated for this property refers to its initial phase.

Property Acquisitions

The following properties were acquired between January 1, 2012 and September 30, 2013:

Property Name	MSA	Acquisition Date	Acquisition Costs (Millions)	Owned GLA

Cove Center	Stuart, FL	June 2012	$22.1	155,063
12th Street Plaza	Vero Beach, FL	July 2012	15.2	138,268
Publix at Woodruff	Greenville, SC	December 2012	9.1	68,055
Shoppes at Plaza Green	Greenville, SC	December 2012	28.8	194,807
Shoppes of Eastwood	Orlando, FL	January 2013	11.6	69,037
Cool Springs Market	Nashville, TN	April 2013	37.6	223,912
Castleton Crossing	Indianapolis, IN	May 2013	39.0	277,812
Toringdon Market	Charlotte, NC	August 2013	15.9	60,464

Property Dispositions

In 2012 and 2013, we effectively recycled capital by selling the following operating properties:

•	Gateway Shopping Center near Seattle, Washington in February 2012;

•	South Elgin Commons near Chicago, Illinois in June 2012;

•	50 South Morton near Indianapolis, Indiana in July 2012;

•	Coral Springs Plaza in Fort Lauderdale, Florida in September 2012;

•	Pen Products in Indianapolis, Indiana in October 2012;

•	Indiana State Motor Pool in Indianapolis, Indiana in October 2012;

•	Zionsville Shops near Indianapolis, Indiana in November 2012;

•	Sandifur Plaza in Pasco, Washington in November 2012; and

•	Preston Commons and an adjacent land parcel in Dallas, Texas in December 2012.

•	Cedar Hill Village in Dallas, Texas in September 2013.

In addition, in July 2013, foreclosure proceedings were completed on the Kedron Village property with the mortgage lender taking title to the property in satisfaction of principal and interest due on the mortgage (see Note 12).

Redevelopment Activities

The following properties were in redevelopment status at various times during the period from January 1, 2012 through September 30, 2013:

Property Name	MSA	Transition to Redevelopment Status	Transition from Redevelopment Status1	Owned GLA

Courthouse Shadows	Naples, Florida	September 2008	Pending	134,867
Four Corner Square2	Maple Valley, Washington	September 2008	Pending	108,523
Bolton Plaza3	Jacksonville, Florida	June 2008	Pending	155,637
Oleander Place	Wilmington, North Carolina	March 2011	December 2012	45,530
Rangeline Crossing	Carmel, Indiana	June 2012	June 2013	74,583
Gainesville Plaza	Gainesville, Florida	June 2013	Pending	177,826
King’s Lake Square4	Naples, Florida	July 2013	Pending	88,153

____________________
1	Transition date represents the date the property was transferred from our operating portfolio to our redevelopment projects.
2	This property is currently a redevelopment under construction. This $27.5 million project partially opened in the 1st quarter of 2013 and is currently 91% leased or committed.
3
This property is currently a redevelopment under construction.  The L.A. Fitness portion of this $10.3 million project is scheduled to open in the first half of 2014 and the entire project is currently 89% leased or committed.

4	This property is currently a redevelopment under construction. The expanded Publix grocery store is scheduled to open in the first half of 2014 and the entire project is currently 88% leased.

Same Property Net Operating Income

The Company believes that net operating income (“NOI”) is helpful to investors as a measure of its operating performance because it excludes various items included in net income that do not relate to or are not indicative of its operating performance, such as depreciation and amortization, interest expense, and asset impairment, if any. The Company believes that NOI for our “same properties” (“Same Property NOI”) is helpful to investors as a measure of its operating performance because it includes only the NOI of properties that have been owned for the full periods presented, which eliminates disparities in net income due to the redevelopment, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent metric for the comparison of the Company's properties. NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of the Company's financial performance.

The following table reflects same property net operating income (and reconciliation to net loss attributable to common shareholders) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Number of properties at period end1	47	47		47	47

Leased percentage at period-end	95.8%	93.6%		95.8%	93.6%
Occupied percentage at period-end	92.1%	90.6%		92.1%	90.6%

Net operating income – same properties (47 properties)2	$14,859,022	$14,159,890	4.9%	$45,145,377	$43,054,766	4.9%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income – same properties	$14,859,022	$14,159,890		$45,145,377	$43,054,766
Net operating income – non-same properties	8,639,747	3,002,495		22,453,525	6,579,870
Other (expense) income, net	(77,609)	99,914		(145,627)	104,202
General, administrative and acquisition expenses	(2,268,142)	(1,753,217)		(6,635,889)	(5,434,906)
Litigation charge	─	─		─	(1,289,446)
Impairment charge	─	─		(5,371,427)	─
Depreciation expense	(15,393,620)	(10,831,282)		(40,626,179)	(29,435,053)
Interest expense	(7,600,413)	(6,048,866)		(20,988,919)	(17,871,086)
Discontinued operations, excluding impairment charge	1,353,827	200,073		484,907	643,681
Gain on debt extinguishment	1,241,724	─		1,241,724	─
Gain (loss) on sale of operating properties	486,540	(65,312)		486,540	5,180,568
Net loss (income) attributable to noncontrolling interests	15,174	312,208		651,327	(1,513,591)
Dividends on preferred shares	(2,114,063)	(2,114,063)		(6,342,188)	(5,805,939)
Net loss attributable to common shareholders	$(857,813)	$(3,038,160)		$(9,646,829)	$(5,786,934)

1	Same Property analysis excludes operating properties in redevelopment.

2
Excludes net gains from outlot sales, straight-line rent revenue, bad debt expense, lease termination fees amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any.

Comparison of Operating Results for the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

The following table reflects our consolidated statements of operations for the three months ended September 30, 2013 and 2012 (unaudited):

	2013	2012	Net change 2012 to 2013
Revenue:
Rental income (including tenant reimbursements)	$30,103,155	$23,469,555	$6,633,600
Other property related revenue	2,568,468	857,493	1,710,975
Total revenue	32,671,623	24,327,048	8,344,575
Expenses:
Property operating	5,448,738	3,997,658	1,451,080
Real estate taxes	3,724,116	3,180,390	543,726
General, administrative, and other	2,114,828	1,645,048	469,780
Acquisition costs	153,314	108,169	45,145
Depreciation and amortization	15,393,620	10,831,282	4,562,338
Total Expenses	26,834,616	19,762,547	7,072,069
Operating income	5,837,007	4,564,501	1,272,506
Interest expense	(7,600,413)	(6,048,866)	(1,551,547)
Income tax (expense) benefit of taxable REIT subsidiary	(30,596)	13,385	(43,981)
Other (expense) income, net	(47,013)	99,914	(146,927)
Loss from continuing operations	(1,841,015)	(1,371,066)	(469,949)
Discontinued operations:
Discontinued operations	1,353,827	200,073	1,153,754
Gain on debt extinguishment	1,241,724	—	1,241,724
Gain (loss) on sale of operating property	486,540	(65,312)	551,852
Income from discontinued operations	3,082,091	134,761	2,947,330
Consolidated net income (loss)	1,241,076	(1,236,305)	2,477,381
Net loss attributable to noncontrolling interests	15,174	312,208	(297,034)
Net income (loss) attributable to Kite Realty Group Trust	1,256,250	(924,097)	2,180,347
Dividends on preferred shares	(2,114,063)	(2,114,063)	-
Net loss attributable to common shareholders	$(857,813)	$(3,038,160)	$2,180,347

Rental income (including tenant reimbursements) increased $6.6 million, or 28.3%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$2,097,534
Properties acquired during 2012 and 2013	3,539,761
Properties under redevelopment during 2012 and/or 2013	413,185
Properties fully operational during 2012 and 2013 and other	583,120
Total	$6,633,600

    Excluding the changes due to transitioning development properties, acquired properties and properties under redevelopment, the net $0.6 million increase in rental income is primarily attributable to improvement in occupancy and recoveries from tenants. The occupied percentage of the same property retail operating portfolio was 92.1% as of September 30, 2013, as compared to the occupied percentage of 90.6% as of September 30, 2012.  For the total portfolio and excluding the effect of bad debt, legal and other nonrecoverable expenses, the overall recovery ratio for reimbursable expenses improved to 79% for the three months ended September 30, 2013 compared to 78% for the three months ended September 30, 2012.  Also, reimbursable expenses increased due to insurance and repairs and maintenance increases.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains related to land sales.  This revenue increased primarily as a result of higher lease termination income of $1.3 million.

Property operating expenses increased $1.5 million, or 36.3%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$527,630
Properties acquired during 2012 and 2013	415,395
Properties under redevelopment during 2012 and/or 2013	67,640
Properties fully operational during 2012 and 2013 and other	440,415
Total	$1,451,080

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.4 million increase in property operating expenses relates primarily to an increase in insurance and repairs and maintenance costs partially offset by a decrease in bad debt expense.

Real estate taxes increased $0.5 million, or 17.1%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$66,834
Properties acquired during 2012 and 2013	416,916
Properties under redevelopment during 2012 and/or 2013	(16,418)
Properties fully operational during 2012 and 2013 and other	76,394
Total	$543,726

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

General, administrative and other expenses increased $0.5 million, or 28.6%, due to higher public company and personnel costs.

Acquisition costs related to the acquisition of Toringdon Market were $0.2 million for the three months ended September 30, 2013 compared to $0.1 million related to the acquisition of 12th Street Plaza for the three months ended September 30, 2012.

Depreciation and amortization expense increased $4.6 million, or 42.1%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$922,671
Properties acquired during 2012 and 2013	2,242,373
Properties under redevelopment during 2012 and/or 2013	823,535
Properties fully operational during 2012 and 2013 and other	573,759
Total	$4,562,338

The overall increase of $4.6 million in depreciation and amortization expense was due to the following significant items:

•
A decrease of $0.6 million mainly due to accelerated depreciation during the third quarter of 2012 related to the demolition of a portion of the Four Corner Square redevelopment.A redevelopment plan for this property was finalized during the first quarter of 2012, resulting in a reduction of theuseful lives of certain assets that were demolished.

•	An increase of $0.9 million related to tenants opening at recently completed development and redevelopmentproperties including Delray Marketplace and Holly Springs Towne Center.

•	An increase of $2.2 million related to 2012 and 2013 acquisitions.

•
An increase of $2.5 million mainly due to accelerated depreciation related to the demolition of a portion of the King’s Lake Square redevelopment.  A redevelopment plan for this property was finalized during the third quarter of 2013, resulting in a reduction of the useful lives of certain assets that were demolished.

•
A decrease of $1.1 million mainly due to accelerated depreciation related to the demolition of a portion of the Rangeline Crossing redevelopment.  A redevelopment plan for this property was finalized during the second quarter of 2012, resulting in a reduction of the useful lives of certain assets that were demolished.

Interest expense increased $1.6 million, or 25.7%.  The increase was due to the transfer of substantial portions of assets at Delray Marketplace, Holly Springs Towne Centre – Phase I, Rangeline Crossing, and Four Corner Square from construction in progress to depreciable fixed assets, which resulted in a reduction in capitalized interest.

The Company had income related to discontinued operations of $1.4 million for the three months ended September 30, 2013 compared to $0.2 million for the three months ended September 30, 2012.  In the third quarter, the Company reversed an accrual of unpaid interest of approximately $1.1 million related to the Kedron Village property, the title of which was transferred to the mortgage lender in connection with foreclosure of the property and the extinguishment of the related debt.   See additional discussion in Note 12 to the consolidated financial statements.

In addition, the Company recorded a gain on debt extinguishment of $1.2 million related to its Kedron Village property for the three months ended September 30, 2013.   The Company recorded a gain on sale of its Cedar Hill Village operating property of $0.5 million for the three months ended September 30, 2013 compared to a small loss on sale of its Coral Springs operating property for the three months ended September 30, 2012.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

The following table reflects our consolidated statements of operations for the nine months ended September 30, 2013 and 2012 (unaudited):

	2013	2012	Net change 2012 to 2013
Revenue:
Rental income (including tenant reimbursements)	$84,565,962	$68,434,248	$16,131,714
Other property related revenue	9,300,135	2,937,042	6,363,093
Total revenue	93,866,097	71,371,290	22,494,807
Expenses:
Property operating	15,582,301	12,278,320	3,303,981
Real estate taxes	10,684,894	9,458,334	1,226,560
General, administrative, and other	6,069,063	5,255,804	813,259
Acquisition costs	566,826	179,102	387,724
Litigation charge	—	1,289,446	(1,289,446)
Depreciation and amortization	40,626,179	29,435,053	11,191,126
Total Expenses	73,529,263	57,896,059	15,633,204
Operating income	20,336,834	13,475,231	6,861,603
Interest expense	(20,988,919)	(17,871,086)	(3,117,833)
Income tax (expense) benefit of taxable REIT subsidiary	(106,477)	5,995	(112,472)
Other income (expense), net	(39,150)	98,207	(137,357)
Loss from continuing operations	(797,712)	(4,291,653)	3,493,941
Discontinued operations:
Discontinued operations, excluding impairment charge	484,907	643,681	(158,774)
Impairment charge	(5,371,427)	—	(5,371,427)
Gain on debt extinguishment	1,241,724	—	1,241,734
Gain on sale of operating properties, net of tax expense	486,540	5,180,568	(4,694,028)
(Loss) income from discontinued operations	(3,158,256)	5,824,249	(5,974,037)
Consolidated net (loss) income	(3,955,968)	1,532,596	(5,488,564)
Net loss (income) attributable to noncontrolling interests	651,327	(1,513,591)	2,164,918
Net (loss) income attributable to Kite Realty Group Trust	(3,304,641)	19,005	(3,323,646)
Dividends on preferred shares	(6,342,188)	(5,805,939)	(536,249)
Net loss attributable to common shareholders	$(9,646,829)	$(5,786,934)	$(3,859,895)

Rental income (including tenant reimbursements) increased $16.1 million, or 23.6%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$4,612,175
Properties acquired during 2012 and 2013	9,065,244
Properties under redevelopment during 2012 and/or 2013	643,040
Properties fully operational during 2012 and 2013 and other	1,811,255
Total	$16,131,714

Excluding the changes due to transitioning development properties, acquired properties and properties under redevelopment, the net $1.8 million increase in rental income is primarily attributable to improvement in occupancy and recoveries from tenants. The occupied percentage of the same property retail operating portfolio was 92.1% as of September 30, 2013, compared to the occupied percentage of 90.6% as of September 30, 2012.  Reimbursable expenses increased due to insurance and snow removal cost increases.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains related to land sales.  This revenue increased $6.4 million primarily as a result of higher gains on land sales of $4.8 million and higher lease termination income of $1.4 million.

Property operating expenses increased $3.3 million, or 26.9%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$1,276,569
Properties acquired during 2012 and 2013	1,097,643
Properties under redevelopment during 2012 and/or 2013	86,404
Properties fully operational during 2012 and 2013 and other	843,365
Total	$3,303,981

    Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.8 million increase in property operating expenses relates primarily to an increase in insurance and snow removal costs, which are generally considered in reimbursement by tenants, partially offset by decreases in bad debt expense.

Real estate taxes increased $1.2 million, or 13.0%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$105,048
Properties acquired during 2012 and 2013	1,013,921
Properties under redevelopment during 2012 and/or 2013	(14,253)
Properties fully operational during 2012 and 2013 and other	121,844
Total	$1,226,560

Excluding the changes due to transitioned development properties, acquired properties and the properties under redevelopment, the net $0.1 million increase in real estate taxes was primarily due to changes in assessments at certain of our operating properties.  The majority of changes in our real estate tax expense is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.8 million, or 15.5%, due to higher public company and personnel costs.

Acquisition costs increased $0.4 million due to higher acquisition volume.

The Company recorded a litigation charge of $1.3 million for the nine months ended September 30, 2012.  This relates to damages and attorneys’ fees related to a claim by a former tenant.  See additional discussion in Note 4 to the consolidated financial statements.

Depreciation and amortization expense increased $11.2 million, or 38.0%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$2,096,327
Properties acquired during 2012 and 2013	6,179,099
Properties under redevelopment during 2012 and/or 2013	1,192,640
Properties fully operational during 2012 and 2013 and other	1,723,060
Total	$11,191,126

The overall increase of $11.2 million in depreciation and amortization expense was due to the following significant items:

•
A decrease of $1.7 million mainly due to accelerated depreciation during 2012 related to the demolition of a portion of the Four Corner Square redevelopment.A redevelopment plan for this property was finalized during the first quarter of 2012, resulting in a reduction of theuseful lives of certain assets that were demolished.

•
A decrease of $2.0 million mainly due to accelerated depreciation during 2012 related to the demolition of a portion of the Rangeline Crossing development.  A redevelopment plan for the property was finalized during the first quarter of 2012, resulting in a reduction of the useful lives of certain assets that were scheduled to be demolished.

•	An increase of $2.0 million related to tenants opening at recently completed development and redevelopmentproperties including Delray Marketplace and Holly Springs Towne Center.

•	An increase of $6.2 million related to 2012 and 2013 acquisitions.

•
An increase of $2.5 million mainly due to accelerated depreciation related to the demolition of a portion of the King’s Lake Square redevelopment.  A  redevelopment plan for this property was finalized during the third quarter of 2013, resulting in a reduction of the useful lives of certain assets that were demolished.

•
An increase of $2.3 million mainly due to accelerated depreciation related to the demolition of a portion of the Bolton Plaza redevelopment.  A redevelopment plan for this property was finalized during the first quarter of 2013, resulting in a reduction of the useful lives of certain assets that were demolished.

Interest expense increased $3.1 million, or 17.4%.  The majority of the increase was due to a reduction in capitalized interest as a portion of Delray Marketplace, Holly Springs Towne Centre – Phase I, Rangeline Crossing, and Four Corner Square were placed in-service.  The remainder of this increase was due $0.5 million of write-off of unamortized deferred loan costs.

Excluding the impairment charge, the Company had income related to discontinued operations of $0.5 million for the nine months ended September 30, 2013 compared to income of $0.6 million for the nine months ended September 30, 2012 related to the 2012 and 2013 dispositions described above.  See additional discussion in Note 9 to the consolidated financial statements.  The Company and its partner sold Gateway Shopping Center near Seattle, Washington for a net gain of $5.2 million during the nine months ended September 30, 2012.

The Company recorded an impairment charge of $5.4 million and gain on debt extinguishment of $1.2 million related to the disposal of our Kedron Village operating property for the nine months ended September 30, 2013.   See additional discussion in Note 12 to the consolidated financial statements.

Net loss attributable to noncontrolling interests decreased $2.2 million.  The decrease was due to our partner’s share of the net gain on the sale of Gateway Shopping Center of $2.1 million for the nine months ended September 30, 2012 as compared to no significant activity for the nine months ended September 30, 2013.

Cash dividends on preferred shares increased $0.5 million.  The increase was due to the completion of an offering of 1,300,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares in March 2012.

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

On February 26, 2013, the Company amended the terms of its existing $200 million unsecured revolving credit facility.  The amended terms include an extension of the maturity date to February 26, 2017, which may be extended for an additional year at the Company’s option subject to certain conditions, and a reduction in the interest rate to LIBOR plus 165 to 250 basis points, depending on the Company’s leverage.  Additionally, the Company increased the expansion feature of the credit facility from $300 million to $400 million, subject to certain conditions.  The amount that the Company may borrow under the amended facility is based on the value of assets in its unencumbered property pool.  On March 26, 2013, the Company entered into a forward-starting interest rate swap that fixed the interest rate on $50 million of variable rate debt at a current all-in rate of 2.71%.

On August 21, 2013, the Company amended and increase the borrowing on its existing Unsecured Term Loan from $125 million to $230 million.  The amended Term Loan has a maturity date of August 21, 2018, which may be extended for an additional six months at the Company’s option subject to certain conditions.  The interest rate applicable to the amended Term Loan was reduced to LIBOR plus 145 to 245 basis points, depending on the Company’s leverage, a decrease of between 45 and 65 basis points across the leverage grid.  The amended Term Loan also provides for an additional increase in total borrowings to $300 million, subject to certain conditions, including obtaining commitments from any one or more lenders.

As of September 30, 2013, the Company had 56 unencumbered properties, of which 50 were wholly-owned by subsidiaries which are guarantors under the unsecured revolving credit facility and the Term Loan.  As of September 30, 2013, $35.7 million was drawn under the unsecured revolving credit facility and $230.0 million was outstanding under the amended Term Loan.  In addition, the Company had outstanding letters of credit totaling $4.2 million.  As of September 30, 2013, there were no amounts advanced against these instruments.

The amount that we may borrow under the unsecured revolving credit facility is based on the value of assets in our unencumbered property pool and, as of September 30, 2013, the maximum that may be drawn was $135 million; as a result, the amount available to us for future draws under the unsecured revolving credit facility was approximately $95 million.  For more information regarding the terms and conditions of the unsecured revolving credit facility, including interest rates, applicable financial and other covenants and our ability to make distributions, see the discussion in our Current Report on Form 8-K filed on March 4, 2013.   For more information regarding the terms and conditions of the amended Term Loan, including interest rates, applicable financial and other covenants and our ability to make distributions, see the discussion in our Current Report on Form 8-K filed on August 27, 2013.

We were in compliance with all applicable financial covenants under the unsecured revolving credit facility and the amended Term Loan as of September 30, 2013.

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

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of September 30, 2013, we had a total of $40.7 million of property-level debt, with scheduled maturity dates over the next 12 months (excluding scheduled principal payments).  Subsequent to September 30, 2013, the Company retired the fixed rate mortgage debt secured by 30 South Meridian.  We are in discussions with long-term financing sources to enable us to repay, refinance, or extend the maturity date of the remaining loans at our Beacon Hill operating property and Parkside Town Commons development project.  We may also seek to access funds available under our unsecured revolving credit facility, to access the capital markets, including common or preferred shares, to raise proceeds to repay a portion of this debt, or to sell the properties securing the loans.

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

Our total indebtedness due to mature over the next twelve months is comprised of the following as of September 30, 2013:

Amounts due during the three months ended, excluding scheduled principal payments:
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	Total
Mortgage Debt - Fixed Rate 1	$—	$—	$20,137,874	$—	$20,137,874
Mortgage Debt - Variable Rate	—	—	6,920,850	—	6,920,850
Construction Loans	13,604,000	—	—	—	13,604,000
Total	$13,604,000	$—	$27,058,724	$—	$40,662,724

(1)	Subsequent to September 30, 2013, this loan was paid off utilizing a draw on the Company’s unsecured revolving credit facility.

Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common and preferred shareholders and to persons who hold units in our Operating Partnership, and recurring capital expenditures. In September 2013, our Board declared a quarterly cash distribution of $0.06 per common share and common operating partnership unit (totaling $6.0 million) for the quarter ended September 30, 2013.  In August 2013, our Board declared a quarterly cash distribution of $0.515625 per preferred share (or $2.1 million) for the period from June 2, 2013 to September 1, 2013.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from period to period.  During the nine months ended September 30, 2013, we incurred $0.7 million of costs for recurring capital expenditures on operating properties and also incurred $8.0 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $16 million to $18 million of additional major tenant improvements and renovation costs within the next twelve months at several of our operating and redevelopment properties.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on the redevelopment projects.

As of September 30, 2013, we had six development or redevelopment projects under construction.  The total estimated cost, including our share and our joint venture partners’ share, for these projects is approximately $308 million, of which $227 million had been incurred as of September 30, 2013.  We currently anticipate incurring the remaining $81 million of costs over the next eighteen months.  We believe we currently have sufficient financing in place to fund the projects and expect to do so primarily through existing or new construction loans.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Redevelopment Properties Pending Commencement of Construction. As of September 30, 2013, two of our properties (Courthouse Shadows and Gainesville Plaza) were undergoing preparation for redevelopment and leasing activity.  We are currently evaluating our total investment in these redevelopment projects, of which $0.6 million had been incurred as of September 30, 2013.  Our anticipated total investment could change based upon negotiations with prospective tenants.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Development Properties Pending Commencement of Construction. In addition to our developments under construction, we are preparing Holly Springs Towne Center – Phase II for construction to commence, including pre-leasing activity and negotiations for third party financing.  As of September 30, 2013, this development is expected to contain approximately 0.2 million square feet of total leasable area. We currently anticipate the total estimated cost of this project will be approximately $44 million, of which $16 million had been incurred as of September 30, 2013.   Although we intend to develop this property, we are not contractually obligated to complete it.  With respect to each development project, our policy is not to commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  We intend to fund our investment in these developments and redevelopments primarily through new construction loans and joint ventures, as well as borrowings on our unsecured revolving credit facility, if necessary.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for the Company’s development and redevelopment properties and capital expenditures for the nine months ended September 30, 2013 and on a cumulative basis since the project’s inception:

	Year to Date – September 30, 2013	Cumulative – September 30, 2013
Under Construction - Developments1	$42,175,768	$195,141,000
Pending Construction - Developments	517,182	16,450,000
Under Construction - Redevelopments	9,305,031	31,927,000
Pending Construction - Redevelopments	483,995	608,000
Total for Development Activity	52,481,976	244,126,000
Recently Completed Developments2	9,431,462	N/A
Miscellaneous Other Activity, net	5,268,151	N/A
Recurring Operating Capital Expenditures (Primarily Tenant Improvement Payments)	7,895,556	N/A
Total	$75,077,145	$244,126,000

____________________
1	Cumulative capital expenditures excludes $4.2 million of leasing costs included in deferred costs, net on the consolidated balance sheet.
2	This classification includes Rangeline Crossing, Rivers Edge, Oleander Place and Zionsville Walgreens

The Company capitalizes certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If the Company were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, the Company would have recorded additional expense for the three and nine months ended September 30, 2013 of $0.1 million and $0.4 million, respectively.

Debt Maturities

The table below presents scheduled principal repayments (including scheduled monthly principal payments) on mortgage and other indebtedness as of September 30, 2013:

	Annual Principal Payments	Term Maturity	Total
2013	$1,310,104	$13,604,000	$14,914,104
2014	4,891,438	103,177,904	108,069,342
2015	4,679,104	94,882,593	99,561,697
2016	3,857,652	129,347,112	133,204,764
2017	2,668,907	46,090,597	48,759,504
Thereafter	8,955,765	330,452,857	339,408,622
	$26,362,970	$717,555,063	$743,918,033
Unamortized Premiums			66,709
Total			$743,984,742

Cash Flows

As of September 30, 2013, we had cash and cash equivalents on hand of $12.1 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Cash provided by operating activities was $37.0 million for the nine months ended September 30, 2013, an increase of $16.3 million from the same period of 2012.  The increase was primarily due to increased gains on land sales of $4.8 million, increase lease termination fee income of $1.4 million, and increased net operating income from recent acquisitions and development properties of $15.9 million.

Cash used in investing activities was $183.4 million for the nine months ended September 30, 2013, as compared to cash used in investing activities of $16.2 million in the same period of 2012.  Highlights of significant cash sources and uses are as follows:
•
Net proceeds of $61.8 million related to the sales of the Gateway Shopping Center, South Elgin Commons, and Coral Springs operating properties in 2012 compared to net proceeds of $7.3 million related to the sale of Cedar Hill Village in September 2013;

•
Acquisition of Shoppes of Eastwood, Cool Springs Market, Castleton Crossing, and Toringdon Market in 2013 for net cash outflow of $102.7 million while the Company acquired Cove Center and 12th Street Plaza for $27.9 million in the nine months ended September 30, 2012; and

•
Increase in capital expenditures, net plus the decrease in construction payables of $37.9 million as construction was ongoing at Delray Marketplace, Four Corner Square, Rangeline Crossing, Holly Springs Towne Center, and Parkside Town Commons.

Cash provided by financing activities was $146.1 million for the nine months ended September 30, 2013, compared to cash used in financing activities of $4.7 million in the same period of 2012.  Highlights of significant cash sources and uses in 2013 are as follows:
•
In April and May, 15,525,000 common shares were issued for net proceeds of $97.2 million.  A portion of these  proceeds were initially utilized to repay $74.2 million of outstanding indebtedness under the Company’s unsecured revolving credit facility;

•
In August 2013, proceeds of $105 million from the expansion of the amended Term Loan were received.  The Company utilized $101.9 million to pay down the Company’s unsecured revolving credit facility.  The remaining proceeds of $3.1 million were utilized to fund loan costs of the amended Term Loan and redevelopment and development costs;

•
Draws totaling $88.6 million were made on the unsecured revolving credit facility that were primarily utilized to fund the acquisitions of Shoppes of Eastwood, Cool Springs Market, Castleton Crossing, and Toringdon Market;

•	Draws totaling $12.5 million were made on the unsecured revolving credit facility that were primarily utilized to fund redevelopment and tenant improvement costs for new anchor tenants;
•
Draws of $57.3 million were made on construction loans related to Delray Marketplace, Holly Springs Towne Center, Four Corner Square, Rangeline Crossing, and Zionsville Walgreens to fund development and redevelopment activity;

•	Distributions to common shareholders and operating partnership unitholders of $16.1 million; and
•	Distributions to preferred shareholders of $6.3 million.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales and impairment of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for accelerated amortization of deferred financing fees recorded in the first and third quarters of 2013 and second quarter of 2012, gain on debt extinguishment in the third quarter of 2013, and for a litigation charge recorded in the first quarter of 2012.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of adjusted FFO provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO should not be considered as an alternative to consolidated net income (loss) (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs.

Our calculation of FFO (and reconciliation to consolidated net income or loss, as applicable) and adjusted FFO for the three and nine months ended September 30, 2013 and 2012 (unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated net income (loss)	$1,241,076	$(1,236,305)	$(3,955,968)	$1,532,596
Less dividends on preferred shares	(2,114,063)	(2,114,063)	(6,342,188)	(5,805,939)
Less net income attributable to noncontrolling interests in properties	(27,978)	(35,228)	(89,750)	(111,642)
Less (gain) loss on sale of operating properties	(486,540)	65,312	(486,540)	(5,180,568)
Add impairment charge	—	—	5,371,427	—
Add depreciation and amortization, net of noncontrolling interests	15,379,237	11,257,277	41,019,039	31,581,636
Funds From Operations of the Kite Portfolio1	13,991,732	7,936,993	35,516,020	22,016,083
Less redeemable noncontrolling interests in Funds From Operations	(942,811)	(799,648)	(2,526,288)	(2,324,421)
Funds From Operations allocable to the Company1	$13,048,921	$7,137,345	$32,989,732	$19,691,662

Funds From Operations of the Kite Portfolio 1	$13,991,732	$7,936,993	$35,516,020	$22,016,083
Add back: litigation charge	—	—	—	1,289,446
Less: gain on debt extinguishment	(1,241,724)	—	(1,241,724)
Add back: accelerated amortization of deferred financing fees	317,057	—	488,629	500,028
Funds From Operations of the Kite Portfolio, as adjusted 1	$13,067,065	$7,936,993	$34,762,925	$23,805,557

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

Market Risk Related to Fixed and Variable Rate Debt

We had $744.0 million of outstanding consolidated indebtedness as of September 30, 2013 (inclusive of net premiums on acquired debt of $0.1 million). As of this date, we were party to various consolidated interest rate hedge agreements totaling $254.8 million, with maturities over various terms from 2016 through 2020.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been $552.7 million (74%) and $191.3 million (26%), respectively, of our total consolidated indebtedness at September 30, 2013.

Based on the amount of our fixed rate debt at September 30, 2013, a 100 basis point increase in market interest rates would result in a decrease in its fair value of $9.9 million. A 100 basis point change in interest rates on our variable rate debt as of September 30, 2013 would change our annual cash flow by $1.9 million.   Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Second Amendment to Term Loan Agreement, dated as of August 21, 2013, by and among the Operating Partnership, the Company, certain subsidiaries of the Operating Partnership party thereto, KeyBank National Association, as Administrative Agent, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 27, 2013

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

KITE REALTY GROUP TRUST

November 6, 2013	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 6, 2013	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
10.1
Second Amendment to Term Loan Agreement, dated as of August 21, 2013, by and among the Operating Partnership, the Company, certain subsidiaries of the Operating Partnership party thereto, KeyBank National Association, as Administrative Agent, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 27, 2013

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