Form 10-K
period 2013-12-31
KITE REALTY GROUP TRUST
filed 2014-03-07
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes   ☒ No   ☐

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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐ No   ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $558 million based upon the closing price of $6.03 per share on the New York Stock Exchange on such date.

The number of Common Shares outstanding as of February 21, 2014 was 130,886,126 ($.01 par value).

Documents Incorporated by Reference

Portions of the Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 7, 2014, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

KITE REALTY GROUP TRUST
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2013

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•	national and local economic, business, real estate and other market conditions, particularly in light of low growth in the U.S. economy;

•	financing risks, including the availability of and costs associated with sources of liquidity;

•	the Company’s ability to refinance, or extend the maturity dates of, its indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant bankruptcies;

•	the competitive environment in which the Company operates;

•	acquisition, disposition, development and joint venture risks, including the pending merger transaction with Inland Diversified Real Estate Trust, Inc.;

•	property ownership and management risks;

•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property the Company owns;

•	risks related to the geographical concentration of our properties in Indiana, Florida, and Texas;

•	other factors affecting the real estate industry generally; and

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

Overview

Kite Realty Group Trust is a full-service, vertically integrated real estate company engaged in the ownership, operation, management, leasing, acquisition, redevelopment, and development of high-quality neighborhood and community shopping centers in selected markets in the United States.

The Company was formed in Maryland in 2004 as a REIT.  We conduct all of our business through our Operating Partnership, of which we are the sole general partner. As of December 31, 2013, we held a 95% interest in our Operating Partnership with limited partners owning the remaining 5%.

As of December 31, 2013, we owned interests in a portfolio of 66 retail operating properties totaling approximately 11.5 million square feet of gross leasable area (including approximately 3.1 million square feet of non-owned anchor space) located in thirteen states.  Our retail operating portfolio was 95.3% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 4.7% of our total annualized base rent. In the aggregate, our largest 25 tenants accounted for 33.5% of our annualized base rent.  See Item 2, “Properties” for a list of our top 25 tenants by annualized base rent.

We also own interests in two commercial operating properties (including the office component of Eddy Street Commons mixed-use property) totaling approximately 0.4 million square feet of net rentable area, both located in the state of Indiana. The leased percentage of our commercial operating portfolio was 95.2% as of December 31, 2013.

As of December 31, 2013, we also had an interest in two development projects under construction. Upon completion, these projects are anticipated to have approximately 0.8 million square feet of gross leasable area (including approximately 0.2 million square feet of non-owned anchor space).  In addition, we have one development project pending commencement of construction, which is undergoing preparation for construction to commence, including pre-development and pre-leasing activities.  As of December 31, 2013, this project is expected to contain 0.2 million square feet of total gross leasable area (including non-owned anchor space) upon completion.

In addition to our development projects, as of December 31, 2013, we had interests in two redevelopment projects under construction, which are expected to contain 0.2 million square feet of gross leasable area (including non-owned anchor space) upon completion.  Also, we have two redevelopment projects pending commencement of construction, which are expected to contain 0.3 million square feet of total gross leasable area (including non-owned anchor space) upon completion.

In addition, as of December 31, 2013, we owned interests in various land parcels totaling approximately 131 acres.  These parcels are classified as “Land held for development” in the accompanying consolidated balance sheets and are expected to be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.

Significant 2013 Activities

Acquisitions

During 2013, we successfully completed and integrated the acquisition of the following operating properties:

•
Nine Property Portfolio – In November, we acquired a portfolio of nine retail operating properties located in Florida, Georgia, Texas, and Alabama for a purchase price of $304 million.  The portfolio has an aggregate owned gross leasable area of 2.0 million square feet and was 93.3% leased as of December 31, 2013.  The majority of the centers contain a grocery anchor and are well located within their markets.

•	Toringdon Market – In August, we acquired a 60,000 square foot shopping center in Charlotte, North Carolina for a purchase price of $15.9 million. This center is anchored by Earth Fare.

•
Castleton Crossing - In May, we acquired a 278,000 square foot shopping center in Indianapolis, Indiana for a purchase price of $39.0 million.  This center is anchored by a number of tenants including TJ Maxx, Home Goods, Burlington Coat Factory, and Shoe Carnival.

•
Cool Springs Market - In April, we acquired a 285,000 square foot shopping center located in Nashville, Tennessee for a purchase price of $37.6 million.  This center is anchored by multiple tenants including Dick’s Sporting Goods, Marshall’s, JoAnn Fabrics, and Staples.

•	Shoppes of Eastwood - In January, we acquired a 69,000 square foot shopping center located in Orlando, Florida for a purchase price of $11.6 million. This center is anchored by Publix.

Development and Redevelopment Activities

•
Delray Marketplace in Delray Beach, Florida – Construction on this 260,000 square foot development was substantially completed.  This center is anchored by Publix and Frank Theatres along with a number of restaurants and retailers including Burt and Max’s Grille, Charming Charlie, Chico’s, White House | Black Market, Ann Taylor Loft, and Jos. A Bank.  The Company anticipates that total project costs of the development will be approximately $99.5 million, of which $95.9 million had been incurred as of December 31, 2013.  It is expected that this property will be transitioned into the operating portfolio in the first quarter of 2014;

•
Holly Springs Towne Center – Phase I near Raleigh, North Carolina – Construction on this development was substantially completed and transitioned to the operating portfolio in the fourth quarter of 2013.  This 91% leased center is anchored by Target, Dick’s Sporting Goods, Marshall’s, Michael’s, and Petco;

•
Parkside Town Commons near Raleigh, North Carolina – Construction commenced on both phases of this 570,000 square foot development.  Phase I of this project is 83% leased and will be anchored by Target, Harris Teeter, and Petco.  Phase II of this project is 62% leased and will be anchored by Frank Theatres, Golf Galaxy, Field & Stream, and Toby Keith’s Bar & Grill.  The Company anticipates its total investment in the development will be $109.0 million, of which $57.7 million had been incurred as of December 31, 2013.  It is expected that Phase I of the property will be transitioned into the operating portfolio in the second half of 2014 and Phase II of the property will be transitioned into the operating portfolio in the first half of 2015;

•
Four Corner Square near Seattle, Washington – This retail redevelopment project was substantially completed and the property was transitioned to the operating portfolio in the fourth quarter of 2013.  This 90% leased center is anchored by Walgreens, Grocery Outlet, and Johnson’s Do-It-Center;

•
Rangeline Crossing near Indianapolis, Indiana – This redevelopment project was substantially completed and the property was transitioned to the operating portfolio in the second quarter of 2013. This 91% leased center is anchored by Earth Fare and Walgreens;

•
Bolton Plaza in Jacksonville, Florida – Construction continues on this redevelopment project.  LA Fitness is expected to open in the first quarter of 2014 and will anchor the center along with Academy Sports and Outdoors. The Company anticipates its total investment in the development will be $10.3 million, of which $6.6 million had been incurred as of December 31, 2013; and

•
King’s Lake Square in Naples, Florida – This operating property was transitioned to an in-process redevelopment in August upon commencement of construction on a new and upgraded Publix grocery store.  The Company expects to complete construction in the second quarter of 2014.  The Company anticipates its total investment in the development will be $6.9 million, of which $4.7 million had been incurred as of December 31, 2013.

Financing and Capital Raising Activities. As discussed in more detail below in “Business Objectives and Strategies,” our primary business objectives are to generate increasing cash flow, achieve long-term growth and maximize shareholder value primarily through the operation, acquisition, development and redevelopment of well-located community and neighborhood shopping centers.  In 2013, we were able to strengthen our balance sheet and improve our financial flexibility and liquidity to fund future growth.  We will endeavor in 2014 to continue improving our key financial ratios, including our debt to EBITDA ratio. We ended the year 2013 with approximately $69 million of combined cash and borrowing capacity on our unsecured revolving credit facility.  In addition, we own five unencumbered assets that would provide approximately $135 million of additional borrowing capacity under the unsecured revolving credit if they were contributed to the unencumbered property pool and the accordion feature was exercised.  We will remain focused on 2014 financing activity and will continue to aggressively manage our operating portfolio and development pipeline.

During 2013, we successfully completed various financing, refinancing and capital-raising activities including the following significant activities:

Common Equity Offerings

•
In November, the Company completed an equity offering of 36,800,000 common shares at an offering price of $6.16 per share for net offering proceeds of $217 million.  The Company initially used the proceeds to repay borrowings under its unsecured revolving credit facility and subsequently redeployed the proceeds to fund a portion of the purchase price of the portfolio of nine unencumbered retail properties.

•
In April and May, the Company completed an equity offering of 15,525,000 common shares at an offering price of $6.55 per share for net offering proceeds of $97 million.  The Company initially used the proceeds to repay borrowings under its unsecured revolving credit facility and subsequently redeployed the proceeds to acquire the Cool Springs Market, Castleton Crossing, and Toringdon Market operating properties.

Unsecured Term Loan and Unsecured Revolving Credit Facility

•
In August, we amended and increased the borrowing on our existing unsecured term loan (the “Term Loan”) from $125 million to $230 million.  The Term Loan is scheduled to mature on August 21, 2018 with an interest rate of LIBOR plus 145 to 245 basis points, depending on the Company’s leverage, which was a decrease from the rate of LIBOR plus 210 to 310 basis points under the existing unsecured term loan.  The $105 million of additional proceeds were used to initially pay down amounts outstanding under our unsecured revolving credit facility.  The Company has the option to further extend the maturity date to February 21, 2019.

•
In February, we amended the terms of our existing $200 million unsecured revolving credit facility.  The maturity date was extended to February 26, 2017 and the interest rate was reduced to LIBOR plus 165 to 250 basis points, depending on the Company’s leverage.  The Company has the option to further extend the maturity date to February 26, 2018.

Construction Financing Activity

•
Draws totaling $60.9 million were made on the variable rate construction loans related to the Delray Marketplace, Holly Springs Towne Center, Rangeline Crossing, and Four Corner Square development and redevelopment projects.

•
In November, we closed on an $87.2 million loan to fund the construction of both phases of Parkside Town Commons near Raleigh, North Carolina.  The loan has a maturity date of November 22, 2016 and a variable interest rate of LIBOR plus 210 basis points.  During the year, we made draws on this construction loan of $16.5 million.

2013 Cash Distributions

In 2013, we declared total cash distributions of $0.24 per common share and cash distributions of $2.0625 per share of our 8.250% Series A Cumulative Redeemable Perpetual Preferred Share (“Series A Preferred Shares”).

Significant 2014 Activities

On February 9, 2014, the Company signed a definitive merger agreement with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”), pursuant to which Inland Diversified will merge with and into a wholly-owned subsidiary of the Company in a stock-for-stock exchange with a transaction value of approximately $2.1 billion, which includes the assumption of approximately $0.9 billion of debt.

Inland Diversified’s retail portfolio that we plan to acquire is comprised of 57 properties that were 95.3% leased as of December 31, 2013.  The properties are located in existing markets of the Company and new markets including Westchester, New York, Bayonne, New Jersey, Las Vegas, Nevada, Virginia Beach, Virginia, and Salt Lake City, Utah.  We also plan to acquire from Inland Diversified certain multifamily assets that we expect to sell following the close of the merger.

Under the terms of the merger agreement, each outstanding share of Inland Diversified’s common stock will be converted into the right to receive newly issued common shares of beneficial interest of the Company in exchange for each share of Inland Diversified common stock based on the following:

• 1.707 shares of the Company for each share of Inland Diversified common stock, so long as the reference price for the Company’s shares (defined below) is equal to or less than $6.36;
• A floating ratio if the Company’s reference price is more than $6.36 or less than $6.58 with such ratio determined by dividing $10.85 by the Company’s reference price;
• 1.650 shares of the Company for each share of Inland Diversified common stock if the Company’s reference price is $6.58 or greater;

•                  The reference price is the volume-weighted average trading price of the Company’s common shares for the ten consecutive trading days ending on the third trading day preceding Inland Diversified’s stockholder meeting to approve the merger.

The merger is expected to close late in the second quarter or in the third quarter of 2014, subject to the approval of shareholders of both companies and the satisfaction of other customary closing conditions.

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

•
Growth Strategy: Using debt and equity capital prudently to selectively acquire additional retail properties, redevelop or renovate our existing properties,  and develop shopping centers on land parcels that we currently own where we believe that investment returns would meet or exceed internal benchmarks; and

•
Financing and Capital Preservation Strategy: Maintaining a strong balance sheet with sufficient flexibility to fund our operating and investment activities.  Funding sources include opportunistically accessing the public securities markets, borrowings under our existing revolving credit facility, new secured debt, internally generated funds and proceeds from selling land and properties that no longer fit our strategy, and potential investment in strategic joint ventures. We continuously monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

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

We employed our operating strategy in 2013 in a number of ways, including increasing our total leased percentage from 94.2% at December 31, 2012 to 95.3% at December 31, 2013.  In addition, we generated positive leasing spreads (i.e., the difference between the rent paid under the prior lease and the rent being paid under the current lease) of 14.6% in 2013 on space vacant less than one year.  We have also been successful in maintaining a diverse retail tenant mix with no tenant accounting for more than 4.7% of our annualized base rent. See Item 2, “Properties” for a list of our top tenants by gross leasable area and annualized base rent.

Growth Strategy. Our growth strategy includes the selective deployment of resources to projects that are expected to generate investment returns that meet or exceed our internal benchmarks. We intend to implement our growth strategy in a number of ways, including:

•	selectively pursuing the acquisition of retail operating properties and portfolios in markets with strong demographics and attract successful retail tenants;

•
continually evaluating our operating properties for redevelopment and renovation opportunities that we believe will make them more attractive for leasing to new tenants or re-leasing to existing tenants at increased rental rates;

•
capitalizing on future development opportunities on currently owned land parcels through the achievement of anchor and small shop pre-leasing targets and obtaining financing prior to commencing vertical construction; and

•	disposing of selected assets that no longer meet our long-term investment criteria and recycling the net proceeds into assets that provide maximum returns and upside potential in desirable markets.

In evaluating opportunities for potential acquisition, development, redevelopment and disposition, we consider a number of factors, including:

•	the expected returns and related risks associated with the investments relative to our combined cost of capital to make such investments;

•	the current and projected cash flow and market value of the property, and the potential to increase cash flow and market value if the property were to be successfully re-leased or redeveloped;

•	the price being offered for the property, the current and projected operating performance of the property, and the tax consequences of the sale as well as other related factors;

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

In 2013, we were successful in completing and integrating the acquisition of thirteen high-quality retail properties that enabled us to expand our presence in our core markets.  In addition, we delivered three very strong development and redevelopment projects to the operating portfolio and expect to deliver four additional projects in 2014.

In 2013, we were successful in executing new leases for anchor tenants at multiple properties in our development, redevelopment, and operating portfolios.  We signed anchor leases totaling 135,000 square feet, including Gander Mountain at our Bayport Commons operating property, Sprouts Farmer’s Market at our Sunland Towne Center operating property, and Total Wine and More at our International Speedway Square operating property.

Financing and Capital Preservation Strategy. We finance our acquisition, development, and redevelopment activities seeking to use the most advantageous sources of capital available to us at the time.  These sources may include the sale of common or preferred shares through public offerings or private placements, the reinvestment of proceeds from the disposition of assets, the incurrence of additional indebtedness through secured or unsecured borrowings, and entering into real estate joint ventures.

Our primary financing and capital preservation strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in the most cost-effective way. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings, including the purchase price of properties to be developed or acquired with debt financing, the estimated market value of our properties and the Company as a whole upon consummation of the refinancing, and the ability of particular properties to generate cash flow to cover expected debt service. Our efforts to strengthen our balance sheet are essential to the success of our business. We intend to continue implementing our financing and capital strategies in a number of ways, including:

•
prudently managing our balance sheet, including reducing the aggregate amount of indebtedness outstanding under our unsecured revolving credit facility so that we have additional capacity available to fund our development and redevelopment projects and pay down maturing debt if refinancing that debt is not feasible;

•	raising additional capital through the issuance of common shares, preferred shares or other securities;

•	extending the maturity dates of and/or refinancing of our near-term mortgage, construction and other indebtedness;

•	staggering our maturities with long-term debt on recently completed projects;

•	entering into construction loans prior to commencement of vertical construction to fund our larger in-process developments, redevelopments, and future developments;

•	managing our exposure to interest rate increases on our variable-rate debt through the use of fixed rate hedging transactions and securing property specific long-term nonrecourse financing; and

•	entering into joint venture arrangements in order to access less expensive capital and to mitigate risk.

Competition

The United States commercial real estate market continues to be highly competitive. We face competition from other REITs and other owner-operators engaged in the ownership, leasing, acquisition, and development of shopping centers as well as from numerous local, regional and national real estate developers and owners in each of our markets.  Some of these competitors may have greater capital resources than we do; although we do not believe that any single competitor or group of competitors in any of the primary markets where our properties are located are dominant in that market.

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

Offices

Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

As of December 31, 2013, we had 95 full-time employees. The majority of these employees were based at our Indianapolis, Indiana headquarters.

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

We have separated the risks into four categories:

•	risks related to our operations;

•	risks related to our organization and structure;

•	risks related to our pending merger transaction with Inland Diversified Real Estate Trust, Inc.; and

•	risks related to tax matters.

RISKS RELATED TO OUR OPERATIONS

Because of our geographical concentration in Indiana, Florida and Texas, a prolonged economic downturn in these states could materially and adversely affect our financial condition and results of operations.

The United States economy is recovering from the recent recession in an uneven fashion.  Similarly, the specific markets in which we operate may face challenging economic conditions that could persist into the future.  In particular, as of December 31, 2013, 30% of our owned square footage and 31% of our total annualized base rent was located in Indiana, 24% of our owned square footage and 23% of our total annualized base rent was located in Florida, and 18% of our owned square footage and 19% of our total annualized base rent was located in Texas.  This level of concentration could expose us to greater economic risks than if we owned properties in numerous geographic regions. Many states continue to deal with state fiscal budget shortfalls and high unemployment rates. Adverse economic or real estate trends in Indiana, Florida, Texas, or the surrounding regions, or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms, or at all, and have other material adverse effects on our business.

Disruptions in the credit markets generally, or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing at favorable rates or at all.  These disruptions could impact the overall amount of debt financing available, lower loan to value ratios, cause a tightening of lender underwriting standards and terms and higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. For example, as of December 31, 2013, we had approximately $86 million and $96 million of debt maturing in 2014 and 2015, respectively. If we are not successful in refinancing our outstanding debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations.

If economic conditions deteriorate in any of our markets, we may be forced to seek alternative sources of potentially less attractive financing, and have to adjust our business plan accordingly. In addition, we may be unable to obtain permanent financing on development projects we temporarily financed with construction loans.  Our inability to obtain such permanent financing on favorable terms, if at all, could delay the completion of our development projects and/or cause us to incur additional capital costs in connection with completing such projects, either of which could have a material adverse effect on our business and our ability to execute our business strategy. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of our common shares and other adverse effects on our business.

If our tenants are unable to secure financing necessary to continue to operate and grow their businesses and pay us rent, we could be materially and adversely affected.

Many of our tenants rely on external sources of financing to operate and grow their businesses.  Disruptions in credit markets, as discussed above, may adversely affect our tenants’ ability to obtain debt financing at favorable rates or at all.  If our tenants are unable to secure financing necessary to continue to operate their businesses, they may be unable to meet their rent obligations to us or enter into new leases with us or be forced to declare bankruptcy and reject our leases, which could materially and adversely affect us.

Ongoing challenging conditions in the United States and global economy, and the challenges facing our retail tenants and non-owned anchor tenants may have a material adverse effect on our financial condition and results of operations.

Certain sectors of the United States economy are still experiencing weakness.  This structural weakness has resulted in continuing high levels of unemployment, the bankruptcy or weakened financial condition of a number of retailers, decreased consumer spending, increased home foreclosures, low consumer confidence, and reduced demand and rental rates for certain retail space. Market conditions remain challenging as higher than historical levels of unemployment and lower consumer confidence have persisted.  There can be no assurance that the recovery will continue. General economic factors that are beyond our control, including, but not limited to, economic recessions, decreases in consumer confidence, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, higher tax rates, continued business layoffs, downsizing and industry slowdowns, and/or rising inflation, could have a negative impact on the business of our retail tenants.  In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things, (i) have difficulty paying their rent obligations as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or request rental concessions on such leases, or (iv) be forced to curtail operations or declare bankruptcy.  We are also susceptible to other developments that, while not directly tied to the economy, could have a material adverse effect on our business. These developments include relocations of businesses, changing demographics, increased Internet shopping, infrastructure quality, federal, state, and local budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation, decreasing valuations of real estate, and other factors.

Further, we continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate assets may not be recoverable.  The ongoing challenging market conditions could require us to recognize an impairment charge, with respect to one or more of our properties, or a loss on disposition of one or more of our properties.

Our real estate assets may be subject to impairment charges.

Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We evaluate whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated hold periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. If such indicators, as described above, are not identified, management will not assess the recoverability of a property's carrying value.

The fair value of real estate assets is highly subjective and is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. Such cash flow projections consider factors, including expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore are subject to a significant degree of management judgment. Changes in those factors could impact the determination of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.

These subjective assessments have a direct impact on our net income because recording an impairment charge results in an immediate negative adjustment to net income. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

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

Failure by any non-owned anchor tenant or major tenant with leases in multiple locations, because of a deterioration of its financial condition or otherwise, could have a material adverse effect on our results of operations.

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  In the event of a prolonged or severe economic downturn, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. Lease terminations or failure of a major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers because of contractual co-tenancy termination or rent reduction rights under the terms of some leases.  In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could have a material adverse effect on our results of operations. As of December 31, 2013, the five largest tenants in our operating portfolio in terms of annualized base rent were Publix, TJX Companies, Bed Bath & Beyond, Dick’s Sporting Goods, and PetSmart, representing 4.7%, 2.5%, 2.3%, 2.1%, and 1.9%, respectively, of our total annualized base rent.

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

We had $857 million of consolidated indebtedness outstanding as of December 31, 2013, which may have a material adverse effect on our financial condition and results of operations and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest may materially adversely affect our operating performance. We had $857 million of consolidated outstanding indebtedness as of December 31, 2013, of which $86 million is scheduled to mature in 2014, and $96 million is scheduled to mature in 2015.  At December 31, 2013, $581 million of our debt bore interest at variable rates ($254 million when reduced by our $327 million of fixed interest rate swaps). Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it could materially adversely affect our results of operations. For example, if market rates of interest on our variable rate debt outstanding, net of cash flow hedges, as of December 31, 2013 increased by 1%, the increase in interest expense on our variable rate debt would decrease future cash flows by $2.5 million annually.

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

However, certain of our fixed-rate and variable-rate loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans.  Our unsecured revolving credit facility agreement contains a similar provision providing that an “Event of Default” under our Term Loan will constitute an “Event of Default” under our unsecured revolving credit facility agreement.  These provisions could allow the lending institutions to accelerate the amount due under the loans.  The Company was in compliance with all applicable covenants under the unsecured revolving credit facility and Term Loan as of December 31, 2013.

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

We use a combination of interest rate protection agreements, including interest rate swaps, to manage risk associated with interest rate volatility. This may expose us to additional risks, including a risk that the counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Further, should we choose to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging agreement.

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

In addition, other events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include but are not limited to:

•
adverse changes in the national, regional and local economic climate, particularly in: Indiana, where 30% of our owned square footage and 31% of our total annualized base rent is located; Florida, where 24% of our owned square footage and 23% of our total annualized base rent is located; and Texas, where 18% of our owned square footage and 19% of our total annualized base rent is located;

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

As of December 31, 2013, we owned four of our operating properties through joint ventures. As of December 31, 2013, the four properties represented 3.2% of our annualized base rent. One of our under construction development projects is currently owned through a joint venture.  In addition, we currently own land held for development through two joint ventures.  Our joint ventures may involve risks not present with respect to our wholly owned properties, including the following:

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

We compete with numerous developers, owners and operators of retail shopping centers for tenants. These competitors include institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same markets in which our properties are located, but which have greater capital resources. As of December 31, 2013, leases representing 5.8% of our owned gross leasable area (GLA) were scheduled to expire in 2014.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may be unable to lease on satisfactory terms to potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our leases with them expire. We also may be required to offer more substantial rent abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements than we have historically.  As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be materially adversely affected. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any capital improvements we undertake may reduce cash available for distributions to shareholders.

Our future developments and acquisitions may not yield the returns we expect or may result in dilution in shareholder value.

We have four development and redevelopment projects under construction and three development and redevelopment projects pending commencement of construction. New development projects and property acquisitions are subject to a number of risks, including, but not limited to:

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

We currently have two redevelopment projects under construction and two redevelopment projects pending commencement of construction. We expect to redevelop certain of our other properties in the future. In connection with any redevelopment of our properties, we will bear certain risks, including the risk of construction delays or cost overruns that may increase project costs and make a project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, various tenants may have the right to withdraw from a property if a development and/or redevelopment project is not completed on time. In the case of a redevelopment project, consents may be required from various tenants in order to redevelop a center. In the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss or an impairment charge could occur.

We may not be able to sell properties when appropriate and could, under certain circumstances, be required to pay certain tax indemnities related to the properties we sell.

Real estate property investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future.  In addition, in connection with our formation at the time of our initial public offering (“IPO”), we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners of our Operating Partnership. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, we will indemnify the contributors of those properties for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment). The six properties to which our tax indemnity obligations relate represented 11.5% of our annualized base rent in the aggregate as of December 31, 2013. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza, Thirty South and Market Street Village. We also agreed to limit the aggregate gain certain limited partners of our Operating Partnership would recognize, with respect to certain other contributed properties through December 31, 2016, to not more than $48 million in total, with certain annual limits, unless we reimburse them for the taxes attributable to the excess gain (and any taxes imposed on the reimbursement payments), and take certain other steps to help them avoid incurring taxes that were deferred in connection with the formation transactions.

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

If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2013, we had outstanding 130,826,217 common shares, and substantially all of these shares are freely tradable.  In addition, 6,645,784 units of our Operating Partnership are owned by our executive officers and other individuals, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC to register common shares issued (or issuable upon redemption of units in our Operating Partnership) in our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

Our future success depends, to a significant extent, upon the continued services of our existing executive officers.  Our executive officers’ experience in real estate acquisition, development and finance are critical elements of our future success. We have employment agreements for one-year terms with each of our executive officers.  These agreements automatically renew for a one-year term unless either we or the officer elects not to renew them.  These agreements have been automatically renewed for our three executive officers through December 31, 2014.  If one or more of our key executives were to die, become disabled or otherwise leave the company's employ, we may not be able to replace this person with an executive officer of equal skill, ability, and industry expertise. Until suitable replacements could be identified and hired, if at all, our operations and financial condition could be impaired.

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

RISKS RELATED TO THE PROPOSED MERGER

As discussed elsewhere in this Annual Report on Form 10-K, we have entered into a Merger Agreement with Inland Diversified pursuant to which Inland Diversified would merge with and into a wholly owned subsidiary of ours.  There are a number of risks to our shareholders related the proposed Merger, which are set forth below.

The voting power of our shareholders will be diluted by the merger.

The merger will dilute the ownership position of our shareholders in our company. Upon completion of the merger, we estimate that our continuing shareholders will own between 40.6% and 41.4% of the issued and outstanding common shares of the combined company, and former Inland Diversified stockholders will own between 58.6% and 59.4% of the issued and outstanding common shares of the combined company, in both cases depending on the actual exchange ratio. Consequently, our shareholders, as a general matter, will have less influence over the management and policies of the combined company after the effective time of the merger than they currently exercise over our management and policies.

We expect to incur substantial expenses related to the merger.

We expect to incur substantial expenses in connection with completing the merger and integrating the business, operations, networks, systems, technologies, policies and procedures of the two companies. In addition, there are a large number of Inland Diversified systems that will need to be integrated into our systems, including property management, revenue management, tenant payment, lease administration, website content management, purchasing, accounting, payroll, fixed assets and financial reporting, which will require significant expense and diversion of management's attention from operating the business.

Although we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of the integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the companies following the completion of the merger.

Following the merger, we may be unable to integrate our business with Inland Diversified successfully and realize the anticipated synergies and other benefits of the merger or do so within the anticipated timeframe.

The merger involves the combination of two companies that currently operate as independent public companies. Although we expect to benefit from certain synergies, including cost savings, we may encounter potential difficulties in the integration process including:

•
the inability to successfully combine our business with Inland Diversified in a manner that permits us to achieve the cost savings anticipated to result from the merger, which would result in the anticipated benefits of the merger not being realized in the timeframe currently anticipated or at all;

•	the complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and tenant bases;

•	the risk of not realizing all of the anticipated operational efficiencies or other anticipated strategic and financial benefits of the merger within the expected timeframe or at all;
•	complexities associated with applying our standards, controls, procedures, and policies over a significantly larger base of assets;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and

•	performance shortfalls as a result of the diversion of our management’s attention caused by completing the merger and integrating the companies’ operations.

For all these reasons, it is possible that the integration process could result in the distraction of our management team, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the merger, or could otherwise adversely affect our business and financial results.

Our plan to sell certain of Inland Diversified’s assets subsequent to closing may not close on its expected terms or at all, which could adversely impact our leverage and business strategy.

Following the closing of the merger, we plan to evaluate Inland Diversified’s portfolio, dispose of certain of Inland Diversified's assets, including certain multifamily assets and the securities portfolio, and utilize the proceeds to reduce our indebtedness. In the event that the merger is consummated but our plan to sell certain of Inland Diversified’s assets is not consummated on its expected terms or at all, then our leverage will be higher than anticipated. Such an increase in leverage could adversely affect our financial condition, results of operations and ability to raise capital and its credit ratings. Furthermore, in such event, we would own a controlling interest in three multifamily assets and a securities portfolio, which are assets that are not a core part of our strategy. Our resulting portfolio of assets may not be perceived favorably by analysts and investors, which could adversely affect the trading price of our common shares.  Additionally, the Combined Company would be subject to various risks associated with owning these assets.

Our future results will suffer if we do not effectively manage our expanded operations following the merger.

Following the merger, we expect to continue to expand our operations through additional acquisitions of properties, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, which may pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our expansion or acquisition opportunities will be successful, or that we will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

The market price of shares of our common shares may be affected by factors different from those affecting our common share price before the merger.

Upon completion of the merger, we estimate that our continuing shareholders will own between 40.6% and 41.4% of our issued and outstanding common shares, and former Inland Diversified stockholders will own between 58.6% and 59.4% of our issued and outstanding common shares.

Our results of operations, as well as the market price of our common shares after the merger, may be affected by factors in addition to those currently affecting our results of operations and the market prices of our common shares. These factors include:

•
the possibility that Inland Diversified stockholders, who prior to the merger have held for years Inland Diversified common stock which is not traded on a stock exchange and thus is difficult to sell, will quickly sell our common shares they receive in the merger and thereby increase the likelihood of a decline in the market price of our common shares;

•	a greater number of common shares of the combined company outstanding as compared to the number of our currently outstanding common shares;

•	different shareholders;

•	different markets; and

•	different assets and capitalizations.

Accordingly, our historical financial results and the historical market price of our common shares may not be indicative of these matters for us after the merger.

We will have a significant amount of indebtedness following the merger and may need to incur more in the future.

We will have substantial indebtedness following completion of the Merger, as we expect to assume a substantial amount of Inland Diversified’s outstanding indebtedness. The increased amount of such indebtedness could have material adverse consequences for the combined company, including:

•	hindering our ability to adjust to changing market, industry or economic conditions;

•	limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions or emerging businesses;

•	limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;

•	making us more vulnerable to economic or industry downturns, including interest rate increases; and

•	placing us at a competitive disadvantage compared to less leveraged competitors.

We may incur adverse tax consequences if Inland Diversified has failed to qualify as a REIT for U.S. federal income tax purposes.

Inland Diversified has operated in a manner that we believe will allow us to continue to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code, and we intend to operate in a manner that we believe allows us to qualify as a REIT after the merger. Inland Diversified has not requested and does not plan to request a ruling from the IRS that it qualifies as a REIT.  Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations.  The determination of various factual matters and circumstances not entirely within the control of Inland Diversified may affect its ability to qualify as a REIT.  In order to qualify as a REIT, Inland Diversified must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets.  Also, Inland Diversified must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains. Even if we retain our REIT status, if Inland Diversified loses its REIT status for a taxable year before the merger, we will face serious tax consequences that would substantially reduce our cash available for distribution, including cash available to pay dividends to our shareholders, because:

•	we, as the successor by merger to Inland Diversified, would be subject to any corporate income tax liabilities of Inland Diversified, including penalties and interest;

•
assuming that we otherwise maintained our REIT qualification, we would be subject to tax on the built-in gain on each asset of Inland Diversified existing at the time of the merger if we were to dispose of the Inland Diversified asset within ten years following the merger;

•
assuming that we otherwise maintained our REIT qualification, we would succeed to any earnings and profits accumulated by Inland Diversified for taxable periods that it did not qualify as a REIT, and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits;

•
unless we were entitled to relief under applicable statutory provisions, we, as the “successor” trust to Inland Diversified, could not elect to be taxed as a REIT until the fifth taxable year following the taxable year during which Inland Diversified lost its REIT status;

•
depending on the reason for Inland Diversified losing its REIT status, we may elect to use the deficiency dividend procedure in order to maintain our REIT status, which may require us to make significant distributions (and pay significant interest to the IRS);

•
under the “investment company” rules under Section 368 of the Code, if we are an “investment company” and “Inland Diversified” is an “investment company,” our failure or the failure of Inland Diversified to qualify as a REIT could cause the merger to be taxable to us or Inland Diversified, respectively, and the relevant shareholders; and

•
if there is an adjustment to Inland Diversified’s taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in order to maintain Inland Diversified’s REIT status which deficiency dividend procedure could require us to make significant distributions to our shareholders and to pay significant interest to the IRS.

As a result of these factors, Inland Diversified’s failure before the merger to qualify as a REIT could impair our ability after the merger to expand our business and raise capital, and would materially adversely affect the value of our common shares.

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

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including capital gains). Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell.

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

The American Taxpayer Relief Act of 2012 (“ATRA”) was enacted on January 3, 2013.  Under ATRA, for taxable years beginning in 2013, for noncorporate taxpayers, the maximum rate applicable to “qualified dividend income” paid by regular “C” corporations to U.S. shareholders  generally is 20%, and there is no certainty as to how long this rate will be applicable.  Dividends payable by REITs, however, generally are not eligible for the current reduced rate. Although ATRA does not adversely affect the taxation of REITs or dividends payable by REITs, it could cause non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stocks of regular “C” corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Retail Operating Properties

As of December 31, 2013, we owned interests in a portfolio of 66 retail operating properties totaling 11.5 million square feet of total GLA (including non-owned anchor space).  The following tables set forth more specific information with respect to the Company’s retail operating properties as of December 31, 2013:

OPERATING RETAIL PROPERTIES - TABLE I

Property1	State	MSA	Year Built/Renovated	Year Added to Operating Portfolio	Acquired, Redeveloped, or Developed	Total GLA2	Owned GLA2	Percentage of Owned GLA Leased3
Clay Marketplace	AL	Birmingham	1966/2003	2013	Acquired	66,165	66,165	94.7%
Trussville Promenade	AL	Birmingham	1999	2013	Acquired	566,484	446,484	95.2%
12th Street Plaza	FL	Vero Beach	1978/2003	2012	Acquired	141,323	138,268	96.6%
Bayport Commons7	FL	Oldsmar	2008	2008	Developed	268,556	97,112	92.6%
Burnt Store Promenade	FL	Punta Gorda	1989	2013	Acquired	214,223	94,223	74.4%
Cobblestone Plaza	FL	Ft Lauderdale	2011	2011	Developed	143,493	133,214	99.2%
Cove Center	FL	Stuart	1984/2008	2012	Acquired	155,063	155,063	96.2%
Estero Town Commons	FL	Naples	2006	2007	Developed	206,600	25,631	46.8%
Hunter's Creek Promenade	FL	Orlando	1994	2013	Acquired	229,729	119,729	96.2%
Indian River Square	FL	Vero Beach	1997/2004	2005	Acquired	379,246	142,706	95.9%
International Speedway Square	FL	Daytona	1999	1999	Developed	242,943	230,971	99.5%
Lakewood Promenade	FL	Jacksonville	1948/1998	2013	Acquired	196,870	196,870	85.4%
Lithia Crossing	FL	Tampa	2003	2011	Acquired	91,043	91,043	86.9%
Northdale Promenade	FL	Tampa	1985/2002	2013	Acquired	225,925	175,925	94.1%
Pine Ridge Crossing	FL	Naples	1993	2006	Acquired	258,874	105,867	97.4%
Riverchase Plaza	FL	Naples	1991/2001	2006	Acquired	78,380	78,330	98.4%
Shoppes of Eastwood	FL	Orlando	1997	2013	Acquired	69,037	69,037	98.1%
Shops at Eagle Creek	FL	Naples	1983	2003	Redeveloped	70,755	70,755	88.0%
Tarpon Springs Plaza	FL	Naples	2007	2007	Developed	276,346	82,547	96.6%
Waterford Lakes Village	FL	Orlando	1997	2004	Acquired	77,948	77,948	96.1%
Beechwood Promenade	GA	Athens	1961	2013	Acquired	342,322	342,322	95.0%
Publix at Acworth	GA	Atlanta	1996	2004	Acquired	69,628	69,628	96.6%
The Centre at Panola	GA	Atlanta	2001	2004	Acquired	73,079	73,079	100.0%
Fox Lake Crossing	IL	Chicago	2002	2005	Acquired	99,072	99,072	90.0%
Naperville Marketplace	IL	Chicago	2008	2008	Developed	169,600	83,763	98.1%
54th & College	IN	Indianapolis	2008	2008	Developed	20,100	—	*
Beacon Hill7	IN	Crown Point, IN	2006	2007	Developed	127,821	57,191	84.0%
Boulevard Crossing	IN	Kokomo	2004	2004	Developed	213,696	124,631	96.7%
Bridgewater Marketplace	IN	Indianapolis	2008	2008	Developed	50,820	25,975	68.2%
Castleton Crossing	IN	Indianapolis	1975	2013	Acquired	277,812	277,812	100.0%
Cool Creek Commons	IN	Indianapolis	2005	2005	Developed	137,107	124,646	96.4%
Depauw University Bookstore and Café	IN	Greencastle	2012	2012	Developed	11,974	11,974	100.0%
Eddy Street Commons	IN	South Bend	2009	2010	Developed	88,143	88,143	92.8%
Fishers Station4	IN	Indianapolis	1989	2004	Acquired/Redeveloped	116,943	116,943	96.6%
Geist Pavilion	IN	Indianapolis	2006	2006	Developed	64,114	64,114	82.3%
Glendale Town Center	IN	Indianapolis	1958/2008	2008	Redeveloped	685,827	393,002	99.1%
Greyhound Commons	IN	Indianapolis	2005	2005	Developed	153,187	—	*
Hamilton Crossing Centre	IN	Indianapolis	1999	2004	Acquired	87,353	82,353	98.3%
Rangeline Crossing	IN	Indianapolis	1986/2013	2013	Redeveloped	74,583	74,583	91.4%
Red Bank Commons	IN	Evansville	2005	2006	Developed	324,308	34,258	91.7%
Rivers Edge	IN	Indianapolis	2011	2011	Redeveloped	149,209	149,209	100.0%
Stoney Creek Commons	IN	Indianapolis	2000	2000	Developed	189,527	84,330	100.0%
The Corner	IN	Indianapolis	1984/2003	1984	Developed	42,494	42,494	93.8%
Traders Point	IN	Indianapolis	2005	2005	Developed	348,835	279,684	99.2%
Traders Point II	IN	Indianapolis	2005	2005	Developed	46,191	46,191	70.0%
Whitehall Pike	IN	Bloomington	1999	1999	Developed	128,997	128,997	100.0%
Zionsville Walgreens	IN	Indianapolis	2012	2012	Developed	14,550	14,550	100.0%

OPERATING RETAIL PROPERTIES - TABLE I (continued)

Property1	State	MSA	Year Built/Renovated	Year Added to Operating Portfolio	Acquired, Redeveloped, or Developed	Total GLA2	Owned GLA2	Percentage of Owned GLA Leased3
Holly Springs Towne Center	NC	Holly Springs	2013	2013	Developed	374,334	207,589	90.8%
Oleander Place	NC	Wilmington	2012	2012	Redeveloped	47,610	45,530	100.0%
Toringdon Market	NC	Charlotte	2004	2013	Acquired	60,464	60,464	97.3%
Ridge Plaza	NJ	Oak Ridge	2002	2003	Acquired	115,088	115,088	89.1%
Eastgate Pavilion	OH	Cincinnati	1995	2004	Acquired	236,230	236,230	100.0%
Cornelius Gateway7	OR	Portland, OR	2006	2007	Developed	35,800	21,324	62.3%
Shops at Otty5	OR	Portland	2004	2004	Developed	154,845	9,845	100.0%
Plaza Green	SC	Greenville	2000	2012	Acquired	194,807	194,807	94.7%
Publix at Woodruff	SC	Greenville	1997	2012	Acquired	68,055	68,055	95.6%
Cool Springs Market	TN	Nashville	1995	2013	Acquired	285,156	223,912	91.3%
Burlington Coat Factory6	TX	San Antonio	1992/2000	2000	Redeveloped	107,400	107,400	100.0%
Kingwood Commons	TX	Houston	1999	2013	Acquired	164,356	164,356	98.1%
Market Street Village	TX	Hurst	1970/2004	2005	Acquired	163,625	156,625	100.0%
Plaza at Cedar Hill	TX	Dallas	2000	2004	Acquired	303,458	303,458	98.2%
Plaza Volente	TX	Austin	2004	2005	Acquired	160,333	156,333	99.1%
Portofino Shopping Center	TX	Houston	1999	2013	Acquired	491,792	371,792	94.6%
Sunland Towne Centre	TX	El Paso	1996	2004	Acquired	311,413	306,437	98.9%
50th & 12th	WA	Seattle	2004	2004	Developed	14,500	14,500	100.0%
Four Corner Square	WA	Maple Valley	1985	2013	Redeveloped	108,269	108,269	89.6%
					TOTAL	11,463,830	8,358,846	95.3%

____________________
*
Property consists of ground leases only and, therefore, no Owned GLA.   As of December 31, 2013, the following were leased: 54th & College - single ground lease property; Greyhound Commons - two of four outlots leased.

1	All properties are wholly owned, except as indicated. Unless otherwise noted, each property is owned in fee simple by the Company.

2	Owned GLA represents gross leasable area that is owned by the Company. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space, and non-owned structures on ground leases.

3	Percentage of Owned GLA Leased reflects Owned GLA/net rentable area (“NRA”) leased as of December 31, 2013, except for Greyhound Commons and 54th & College (see *).

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

6
The Company does not own the land at this property. It has leased the land pursuant to a ground lease that expires in 2018. The Company has four remaining five-year renewal options and a right of first refusal to purchase the land.

7
The Company owns and manages the following properties through joint ventures with third parties: Beacon Hill (50%); Cornelius Gateway (80%); and Bayport Commons (60%).  These properties are consolidated in the consolidated financial statements.

OPERATING RETAIL PROPERTIES – TABLE II

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue1	Annualized Ground Lease Revenue	Annualized Total Retail Revenue	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA2	Major Tenants and Non-Owned Anchors3
Clay Marketplace	AL	Birmingham	$—	$786,185	$ —	$786,185	0.72%	$12.55	Publix
Trussville Promenade	AL	Birmingham	—	3,903,599	141,000	4,044,599	3.72%	9.18	Wal-Mart, Regal Cinemas, Marshalls, Big Lots, Petsmart, Dollar Tree, Kohl’s (non-owned), Sam’s Club (non-owned)
12th Street Plaza	FL	Vero Beach	—	1,274,199	-	1,274,199	1.17%	9.54	Publix, Stein Mart, Tuesday Morning, Sunshine Furniture, Planet Fitness
Bayport Commons	FL	Oldsmar	12,733,766	1,410,530	-	1,410,530	1.30%	15.69	Gander Mountain, PetSmart, Michaels, Target (non-owned)
Burnt Store Promenade	FL	Punta Gorda	—	619,655	-	619,655	0.57%	8.84	Publix, Home Depot (non-owned)
Cobblestone Plaza	FL	Ft. Lauderdale	—	3,384,881	200,000	3,584,881	3.29%	25.62	Whole Foods, Party City, All Pets Emporium
Cove Center	FL	Stuart	—	1,350,692	260,000	1,610,692	1.48%	9.06	Publix, Beall's
Estero Town Commons	FL	Naples	—	220,207	750,000	970,207	0.89%	18.35	Lowe's Home Improvement
Hunter's Creek Promenade	FL	Orlando	—	1,435,531	-	1,435,531	1.32%	12.46	Publix
Indian River Square	FL	Vero Beach	12,451,226	1,484,127	125,000	1,609,127	1.48%	10.84	Beall's, Office Depot, Target (non-owned), Lowe's Home Improvement (non-owned)
International Speedway Square	FL	Daytona	20,300,144	2,497,170	418,475	2,915,645	2.68%	10.87	Bed, Bath & Beyond, Stein Mart, Old Navy, Staples, Michaels, Dick’s Sporting Goods, Total Wine & More
Lakewood Promenade	FL	Jacksonville	—	1,861,390	-	1,861,390	1.71%	11.07	SteinMart, Winn Dixie
Lithia Crossing	FL	Tampa	—	1,066,410	82,800	1,149,210	1.06%	13.48	Stein Mart, Fresh Market
Northdale Promenade	FL	Tampa	—	1,868,465	-	1,868,465	1.72%	11.29	TJ Maxx, Bealls, Crunch Fitness, Sweetbay (non-owned)
Pine Ridge Crossing	FL	Naples	17,086,058	1,662,723	-	1,662,723	1.53%	16.12	Publix, Target (non-owned), Beall's (non-owned)
Riverchase Plaza	FL	Naples	10,251,634	1,164,347	-	1,164,347	1.07%	15.10	Publix
Shops at Eastwood	FL	Orlando	—	854,037	-	854,037	0.78%	12.61	Publix
Shops at Eagle Creek	FL	Naples	—	911,532	55,104	966,636	0.89%	14.64	Fresh Market, Staples, Lowe's Home Improvement (non-owned)
Tarpon Springs Plaza	FL	Naples	—	1,724,610	100,000	1,824,610	1.68%	21.63	Cost Plus, AC Moore, Staples, Target (non-owned)
Waterford Lakes Village	FL	Orlando	—	918,027	-	918,027	0.84%	12.25	Winn-Dixie
Beechwood Promenade	GA	Athens	—	3,654,820	-	3,654,820	3.36%	11.24	TJ Maxx, Georgia Theatre, CVS, BodyPlex, SteinMart, Tuesday Morning, Fresh Market, Jos. A. Bank, Ann Taylor, Coldwater Creek, Talbots
Publix at Acworth	GA	Atlanta	6,888,354	798,982	-	798,982	0.73%	11.88	Publix
The Centre at Panola	GA	Atlanta	2,798,071	882,212	-	882,212	0.81%	12.07	Publix
Fox Lake Crossing	IL	Chicago	—	1,196,169	-	1,196,169	1.10%	13.42	Dominick's Finer Foods, Dollar Tree
Naperville Marketplace	IL	Chicago	9,313,838	1,085,094	-	1,085,094	1.00%	13.21	TJ Maxx, PetSmart, Caputo’s (non-owned)
54th & College	IN	Indianapolis	—	-	260,000	260,000	0.24%	-	The Fresh Market (Ground Lease)
Beacon Hill	IN	Crown Point	6,859,650	710,498	-	710,498	0.65%	14.79	Strack & VanTill (non-owned), Walgreens (non-owned)
Boulevard Crossing	IN	Kokomo	13,243,138	1,700,747	-	1,700,747	1.56%	14.11	PETCO, TJ Maxx, Ulta Salon, Kohl's (non-owned)
Bridgewater Marketplace	IN	Indianapolis	1,935,200	312,593	-	312,593	0.29%	17.65	Walgreens (non-owned)
Castleton Crossing	IN	Indianapolis	—	2,987,802	-	2,987,802	2.75%	10.75	K&G Menswear, Value City, TJ Maxx, Shoe Carnival, Dollar Tree, Burlington Coat Factory
Cool Creek Commons	IN	Indianapolis	16,903,926	1,985,866	-	1,985,866	1.82%	16.53	The Fresh Market, Stein Mart, Bang Fitness
Depauw University Bookstore and Café	IN	Greencastle	—	100,119	-	100,119	0.09%	8.36	Folletts, Starbucks
Eddy Street Commons	IN	South Bend	24,739,889	1,815,486	-	1,815,486	1.67%	22.20	Hammes Bookstore, Urban Outfitters
Fishers Station	IN	Indianapolis	7,733,720	1,317,274	-	1,317,274	1.21%	11.66	Marsh Supermarkets, Goodwill, Dollar Tree
Geist Pavilion	IN	Indianapolis	10,863,420	872,126	-	872,126	0.80%	16.53	Goodwill, Ace Hardware
Glendale Town Commons	IN	Indianapolis	—	2,687,020	-	2,687,020	2.47%	6.90	Macy’s, Landmark Theaters, Staples, Indianapolis Library, Lowe's Home Improvement Center (non-owned), Target (non-owned), Walgreens (non-owned)
Greyhound Commons	IN	Indianapolis	—	-	221,748	221,748	0.20%	-	Lowe's Home Improvement Center (non-owned)
Hamilton Crossing Centre	IN	Indianapolis	12,660,991	1,514,477	78,650	1,593,127	1.46%	18.71	Office Depot
Rangeline Crossing	IN	Indianapolis	16,459,032	1,423,840	-	1,423,840	1.31%	20.88	Earth Fare, Walgreens
Red Bank Commons	IN	Evansville	—	442,845	-	442,845	0.41%	14.10	Wal-Mart (non-owned), Home Depot (non-owned)

OPERATING RETAIL PROPERTIES – TABLE II (continued)

Property	State	MSA	Encumbrances	Annualized Base Rent Revenue1	Annualized Ground Lease Revenue	Annualized Total Retail Revenue	Percentage of Annualized Total Retail Revenue	Base Rent Per Leased Owned GLA2	Major Tenants and Non-Owned Anchors
Rivers Edge	IN	Indianapolis	—	2,852,257	-	2,852,257	2.62%	19.12	Buy Buy Baby, Nordstrom Rack, The Container Store, Arhaus Furniture
Stoney Creek Commons	IN	Indianapolis	—	998,823	-	998,823	0.92%	11.84	HH Gregg, LA Fitness, Office Depot, Lowe's Home Improvement (non-owned)
The Corner	IN	Indianapolis	—	603,649	-	603,649	0.55%	15.14	Hancock Fabrics
Traders Point	IN	Indianapolis	44,348,363	4,066,020	435,000	4,501,020	4.14%	14.66	Dick's Sporting Goods, AMC Theatre, Marsh Supermarkets, Bed, Bath & Beyond, Michaels, Old Navy, PetSmart
Traders Point II	IN	Indianapolis	—	838,811	-	838,811	0.77%	25.94
Whitehall Pike	IN	Bloomington	6,748,326	1,014,000	-	1,014,000	0.93%	7.86	Lowe's Home Improvement
Zionsville Walgreens	IN	Indianapolis	4,594,000	426,000	-	426,000	0.39%	29.28	Walgreens
Holly Springs Towne Center	NC	Holly Springs	33,537,912	2,936,179	188,004	3,124,183	2.87%	15.58	Dick's Sporting Goods, Marshalls, Petco, Ulta, Target (non-owned)
Oleander Place	NC	Wilmington	—	729,414	80,000	809,414	0.74%	16.02	Whole Foods
Toringdon Market	NC	Charlotte	—	1,116,735	-	1,116,735	1.03%	18.98	Earth Fare
Ridge Plaza	NJ	Oak Ridge	—	1,604,184	-	1,604,184	1.47%	15.64	A&P Grocery, CVS
Eastgate Pavilion	OH	Cincinnati	16,164,000	2,062,668	-	2,062,668	1.90%	8.73	Best Buy, Dick's Sporting Goods, Value City Furniture, PetSmart, DSW
Cornelius Gateway	OR	Portland	—	221,280	-	221,280	0.20%	16.65	Fedex/Kinkos
Shops at Otty	OR	Portland	—	281,752	151,756	433,508	0.40%	28.62	Wal-Mart (non-owned)
Plaza Green	SC	Greenville	—	2,240,559	-	2,240,559	2.06%	12.14	Bed Bath & Beyond, Christmas Tree Shops, Sears, Party City, Shoe Carnival, AC Moore, Old Navy
Publix at Woodruff	SC	Greenville	—	656,741	-	656,741	0.60%	10.10	Publix
Cool Springs Market	TN	Nashville	—	3,026,996	-	3,026,996	2.78%	14.81	Jo-Ann Fabric, Dicks Sporting Goods, Staples, Marshalls, Kroger (non-owned)
Burlington Coat Factory	TX	San Antonio	—	537,000	-	537,000	0.49%	5.00	Burlington Coat Factory
Kingwood Commons	TX	Houston	—	2,926,314	-	2,926,314	2.69%	18.16	Randall's Food and Drug, Petco, Chico’s, Talbots, Ann Taylor, Jos. A. Bank
Market Street Village	TX	Hurst	—	1,802,597	33,000	1,835,597	1.69%	11.51	Jo-Ann Fabric, Ross, Office Depot, Buy Buy Baby
Plaza at Cedar Hill	TX	Dallas	—	3,658,728	-	3,658,728	3.36%	12.28	Hobby Lobby, Office Max, Ross, Marshalls, Sprouts Farmers Market, Toys “R” Us/Babies “R” Us, HomeGoods, DSW
Plaza Volente	TX	Austin	26,849,712	2,452,483	110,000	2,562,483	2.35%	15.83	H-E-B Grocery
Portofino Shopping Center	TX	Houston	—	5,968,190	-	5,968,190	5.48%	16.97	DSW, Michaels, Sports Authority, Lifeway Christian Store, SteinMart, Petsmart, Conn's Appliances, Old Navy
Sunland Towne Centre	TX	El Paso	24,289,082	3,441,236	115,290	3,556,526	3.27%	11.36	PetSmart, Ross, Kmart, Bed Bath & Beyond, Specs Fine Wines, Sprouts Farmers Market
50th & 12th	WA	Seattle	4,034,174	475,000	-	475,000	0.44%	32.76	Walgreens
Four Corner Square	WA	Maple Valley	18,885,990	2,128,487	71,004	2,199,491	2.03%	21.95	Walgreens, Grocery Outlet, The Hardware Store
		TOTAL	$382,673,616	$104,952,390	$3,876,831	$108,829,221	100%	$13.18

____________________
1
Annualized Base Rent Revenue represents the contractual rent for December 2013 for each applicable property, multiplied by 12. This table does not include Annualized Base Rent from development property tenants open for business as of December 31, 2013, as discussed on page 32.  Excludes tenant reimbursements.

2	Owned GLA represents gross leasable area that is owned by the Company. Total GLA includes Owned GLA, square footage attributable to non-owned anchor space and non-owned structures on ground leases.

Commercial Properties

As of December 31, 2013, we owned interests in two operating commercial properties totaling 0.4 million square feet of NRA and an associated parking garage.  The following sets forth more specific information with respect to the Company’s commercial properties as of December 31, 2013:

OPERATING COMMERCIAL PROPERTIES

Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Encumbrances	Owned NRA	Percentage of Owned NRA Leased	Annualized Base Rent1	Percentage of Annualized Commercial Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants
Indiana
30 South Meridian2	Indianapolis	1905/2002	Redeveloped	$18,900,000	305,224	93.9%	$4,816,724	81.1%	$17.82	Indiana Supreme Court, City Securities, Kite Realty Group, Lumina Foundation
Union Station Parking Garage3	Indianapolis	1986	Acquired	—	N/A	N/A	N/A	N/A	N/A	Denison Parking
Eddy Street Office (part of Eddy Street Commons) 4	South Bend	2009	Developed	—	81,628	100.0%	1,125,064	18.9%	13.78	University of Notre Dame Offices
			TOTAL	$18,900,000	386,852	95.2%	$5,941,788	100.0%	$16.88

____________________
1	Annualized Base Rent represents the monthly contractual rent for December 2013 for each applicable property, multiplied by 12. Excludes tenant reimbursements.

2	Annualized Base Rent includes $723,216 from the Company and subsidiaries as of December 31, 2013.

3	The garage is managed by a third party.

4	The Company also owns Eddy Street Commons in South Bend, Indiana along with a parking garage that serves a hotel and the office and retail components of the property.

Development Projects

In addition to our operating retail properties and commercial properties, as of December 31, 2013, we owned interests in two under construction development projects and one development project pending commencement of construction.  The following sets forth more specific information with respect to the Company’s retail development properties as of December 31, 2013:

Under Construction:
Project	Company Ownership %	MSA	Encumbrances	Actual/ Projected Opening Date1	Projected Owned GLA2	Projected Total GLA3	Percent of Owned GLA Pre-Leased/ Committed4	Total Estimated Project Cost5	Cost Incurred as of December 31, 20135,6	Major Tenants and Non-owned Anchors
Delray Marketplace, FL7	50%	Delray Beach	$59,044,576	Q4 2012	255,554	260,267	86.8%	$99,500	$95,926	Publix, Frank Theatres, Burt and Max's Grille, Charming Charlie, Chico's, White House/Black Market, Jos. A Bank
Parkside Town Commons, NC – Phase I8, 9	100%	Raleigh	3,181,997	Q2 2014	104,978	245,573	83.4%	39,000	33,163	Target (non-owned), Harris Teeter (ground lease), Jr. Box, Petco
Parkside Town Commons, NC – Phase II9	100%	Raleigh	13,279,198	Q4 2014	275,432	324,260	61.9%	70,000	24,576	Frank Theatres, Golf Galaxy, Field & Stream
Total			$75,505,771		635,964	830,100	75.5%	$208,500	$153,665
Cost incurred as of December 31, 2013 included in Construction in Progress on balance sheet									$78,099

Pending Commencement of Construction:
Project	Company Ownership %	MSA	Encumbrances	Actual/ Projected Opening Date1	Projected Owned GLA2	Projected Total GLA3	Percent of Owned GLA Pre-Leased/ Committed4	Total Estimated Project Cost5	Cost Incurred as of December 31, 20135,6	Major Tenants and Non-owned Anchors
Holly Springs Towne Center, NC – Phase II	100%	Raleigh	—		127,743	159,743	80.9%	44,300	16,849	Target (non-owned), Frank Theatres, and Three Junior Anchors
Total			$—		127,743	159,743	80.9%	$44,300	$16,849
Cost incurred as of December 31, 2013 included in Construction in Progress on balance sheet									$16,849

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

4
Excludes outlot land parcels owned by the Company and ground leased to tenants. Includes leases under negotiation for approximately 58,916 square feet for which the Company has signed non-binding letters of intent.

5	Dollars in thousands. Reflects both the Company’s and partners’ share of costs (if applicable).

6	Cost incurred is reclassified to fixed assets on the consolidated balance sheet on a pro-rata basis as portions of the asset are placed in service.

7	The Company owns Delray Marketplace through a joint venture through which it earns a preferred return (which is expected to deliver over 95% of cash flow to the Company), and 50% thereafter.

8	The owned GLA for Parkside Town Commons Phase I includes a 53,000 square foot ground lease with Harris Teeter Supermarket.

9	The construction loan for Phases I and II of Parkside Town Commons has a borrowing capacity of $87.2 million, of which $70.7 million is remaining for future construction draws.

Redevelopment Projects

In addition to our development projects, as displayed in the table above, we have interests in four redevelopment projects.  As of December 31, 2013, these four projects are expected to contain 0.6 million square feet.

Under Construction:
Project	Company Ownership %	MSA	Actual/ Projected Opening Date1	Projected Owned GLA2	Projected Total GLA3	Percent of Owned GLA Pre-Leased/ Committed4	Total Estimated Project Cost5	Cost Incurred as of December 31, 20135,6	Major Tenants and Non-owned Anchors
Bolton Plaza, FL	100%	Jacksonville	Q1 2014	155,637	155,637	86.4%	$10,300	$6,569	Academy Sports & Outdoors, LA Fitness/Shops
King’s Lake Square, FL	100%	Naples	Q2 2014	88,153	88,153	88.4%	6,900	4,656	Publix
Total				243,790	243,790	87.1%	$17,200	$11,225
Costs incurred as of December 31, 2013 included in Construction in Progress on balance sheet								$8,489

Pending Commencement of Construction:
Project	Company Ownership %	MSA	Actual/ Projected Opening Date1	Projected Owned GLA2	Projected Total GLA3	Percent of Owned GLA Pre-Leased/ Committed4	Total Estimated Project Cost5	Cost Incurred as of December 31, 20135,6	Major Tenants and Non-owned Anchors
Gainesville Plaza, FL	100%	Gainesville	TBD	177,826	177,826	—	TBD	$286
Courthouse Shadows, FL	100%	Naples	TBD	134,867	134,867	—	TBD	481	Publix, Office Max
Total				312,693	312,693	—	—	$767
Costs incurred as of December 31, 2013 included in Construction in Progress on balance sheet								$676

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

4
Excludes outlot land parcels owned by the Company and ground leased to tenants. Includes leases under negotiation for approximately 115,652 square feet for which the Company has signed non-binding letters of intent.

5	Dollars in thousands.

6	Cost incurred is reclassified to fixed assets on the consolidated balance sheet on a pro-rata basis as portions of the asset are placed in service.

Land Held for Future Development

As of December 31, 2013, we owned interests in land parcels comprising 131 acres that are expected to be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.

Tenant Diversification

No individual retail or commercial tenant accounted for more than 4.7% of the portfolio’s annualized base rent for the year ended December 31, 2013. The following table sets forth certain information for the largest 10 tenants and non-owned anchor tenants (based on total GLA) open for business or for which ground lease payments are being made at the Company’s retail properties based on minimum rents in place as of December 31, 2013:

TOP 10 RETAIL TENANTS BY GROSS LEASABLE AREA

Tenant	Number of Stores	Total GLA	Number of Leases	Company Owned GLA1	Number of Anchor Owned Stores	Anchor Owned GLA2
Lowe's Home Improvement3	6	832,630	2	128,997	4	703,633
Wal-Mart	5	733,742	1	203,742	4	530,000
Target	6	676,315	—	—	6	676,315
Publix6	13	632,636	13	632,636	—	—
TJX Companies5	10	339,974	10	339,974	—	—
Dick's Sporting Goods	5	260,502	5	260,502	—	—
Home Depot	2	260,000	—	—	2	260,000
Bed Bath & Beyond4	9	258,668	9	258,668	—	—
Beall's	5	250,607	4	214,163	1	36,444
SteinMart	7	243,222	7	243,222	—	—
	68	4,488,296	51	2,281,904	17	2,206,392

____________________
1	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

2	Includes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

3	The Company has entered into one ground lease with Lowe’s Home Improvement for a total of 163,000 square feet, which is included in Anchor Owned GLA.

4	Includes Buy Buy Baby, Christmas Tree Shops and Cost Plus which are owned by the same parent company.

5	Includes TJ Maxx, Home Goods and Marshalls, which are owned by the same parent company.

6	Publix has notified the Company it will vacate its space at Courthouse Shadows upon the expiration of its lease in May 2014.

The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail and commercial properties based on minimum rents in place as of December 31, 2013:

TOP 25 TENANTS BY ANNUALIZED BASE RENT1, 2

Tenant	Type of Property	Number of Stores	Leased GLA/NRA2	% of Owned GLA/NRA of the Portfolio	Annualized Base Rent1	Annualized Base Rent per Sq. Ft.3	% of Total Portfolio Annualized Base Rent
Publix	Retail	13	632,636	7.0%	$5,636,343	$8.91	4.7%
TJX Companies 5	Retail	10	339,974	3.8%	2,984,897	8.78	2.5%
Bed Bath & Beyond 4	Retail	9	258,668	2.9%	2,833,480	10.95	2.3%
Dick's Sporting Goods	Retail	5	260,502	2.9%	2,508,174	9.63	2.1%
Petsmart	Retail	7	171,205	1.9%	2,354,649	13.75	1.9%
Lowe's Home Improvement	Retail	2	128,997	1.4%	1,764,000	6.04	1.5%
Beall's	Retail	4	214,163	2.4%	1,695,407	7.92	1.4%
Stein Mart	Retail	7	243,222	2.7%	1,665,646	6.85	1.4%
Marsh Supermarkets	Retail	2	124,902	1.4%	1,633,958	13.08	1.4%
Staples	Retail	5	101,762	1.1%	1,499,621	14.74	1.2%
Indiana Supreme Court	Commercial	1	78,313	0.9%	1,404,941	17.94	1.2%
Michaels	Retail	5	114,103	1.3%	1,380,070	12.09	1.1%
Walgreens	Retail	3	43,870	0.5%	1,376,000	31.37	1.1%
Burlington Coat Factory	Retail	2	182,400	2.0%	1,212,000	6.64	1.0%
HEB Grocery Company	Retail	1	105,000	1.2%	1,155,000	11.00	1.0%
Wal-Mart	Retail	1	203,742	2.3%	1,100,207	5.40	0.9%
Whole Foods	Retail	2	66,144	0.7%	1,043,976	15.78	0.9%
Office Depot	Retail	4	96,060	1.1%	1,027,338	10.69	0.8%
Mattress Firm	Retail	9	37,523	0.4%	956,415	25.49	0.8%
Regal Cinemas	Retail	1	63,260	0.7%	930,555	14.71	0.8%
DSW	Retail	3	63,380	0.7%	922,372	14.55	0.8%
Ross Stores	Retail	3	87,574	1.0%	856,087	9.78	0.7%
City Financial Corp	Commercial	1	52,151	0.6%	855,000	16.39	0.7%
Franks Theater Cinebowl & Grille	Retail	1	62,280	0.7%	850,752	13.66	0.7%
Kmart	Retail	1	110,875	1.2%	850,379	7.67	0.7%
TOTAL			3,842,706	42.8%	$40,497,267	$12.11	33.6%

____________________
1	Annualized Base Rent represents the monthly contractual rent for December 2013 for each applicable tenant multiplied by 12. Annualized Base Rent does not include tenant reimbursements.

2	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

3	Annualized Base Rent per square foot is adjusted to account for the estimated square footage attributed to structures on land owned by the Company and ground leased to tenants.

4	Includes Buy Buy Baby, Christmas Tree Shops and Cost Plus, which are owned by the same parent company.

5	Includes TJ Maxx, Home Goods and Marshalls, which are owned by the same parent company.

Geographic Information

The Company owns 66 operating retail properties, totaling approximately 8.4 million of owned square feet in thirteen states. As of December 31, 2013, the Company owned interests in two operating commercial properties, totaling approximately 0.4 million square feet of net rentable area. Both of these commercial properties are located in the state of Indiana. The following table summarizes the Company’s operating properties by state as of December 31, 2013:

	Number of Operating Properties1	Owned GLA/NRA2	Percent of Owned GLA/NRA	Total Number of Leases	Annualized Base Rent3	Percent of Annualized Base Rent	Annualized Base Rent per Leased Sq. Ft.
Indiana	24	2,590,636	29.7%	277	$34,612,041	31.2%	$13.89
• Retail	22	2,221,080	25.5%	260	28,670,254	25.9%	13.39
• Commercial	2	369,556	4.2%	17	5,941,787	5.3%	16.88
Florida	18	2,085,239	23.9%	306	25,708,533	23.2%	13.21
Texas	7	1,566,401	18.0%	157	20,786,549	18.7%	13.56
Alabama	2	512,649	5.9%	47	4,689,783	4.2%	9.61
Georgia	3	485,029	5.5%	59	5,336,014	4.8%	11.47
North Carolina	3	313,583	3.6%	52	4,782,328	4.3%	16.33
South Carolina	2	262,862	3.0%	20	2,897,300	2.6%	11.61
Ohio	1	236,230	2.7%	7	2,062,668	1.9%	8.73
Tennessee	1	223,912	2.6%	19	3,026,996	2.7%	14.81
Illinois	2	182,835	2.1%	19	2,281,262	2.1%	13.32
Washington	2	122,769	1.4%	24	2,603,486	2.3%	23.35
New Jersey	1	115,088	1.3%	15	1,604,184	1.5%	15.64
Oregon	2	31,169	0.3%	13	503,032	0.5%	21.74
	68	8,728,402	100.0%	1,015	$110,894,176	100.0%	$13.33

____________________
1
This table includes operating retail properties, operating commercial properties, and ground lease tenants who commenced paying rent as of December 31, 2013 and excludes four retail properties under redevelopment.

2
Owned GLA/NRA represent gross leasable area or net leasable area owned by the Company.  It does not include 29 parcels or outlots owned by the Company and ground leased to tenants, which contain 18 non-owned structures totaling approximately 357,104 square feet.  It also excludes the square footage of Union Station Parking Garage.

3	Annualized Base Rent excludes $3,876,831 in annualized ground lease revenue attributable to parcels and outlots owned by the Company and ground leased to tenants.

Lease Expirations

In 2014, leases representing 6.1% of total annualized base rent and 5.8% of total GLA/NRA expire. The following tables show scheduled lease expirations for retail and commercial tenants and in-process development property tenants open for business as of December 31, 2013, assuming none of the tenants exercise renewal options.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO1

	Number of Expiring Leases1	Expiring GLA/NRA2	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent3	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2014	117	513,662	5.8%	$7,211,787	6.1%	$14.04	$340,475
2015	136	1,045,726	11.9%	12,792,951	10.9%	12.23	339,650
2016	154	1,136,861	12.9%	13,072,810	11.1%	11.50	—
2017	139	901,494	10.3%	13,060,462	11.1%	14.49	377,556
2018	143	907,189	10.3%	12,547,667	10.6%	13.83	—
2019	75	478,764	5.4%	6,676,069	5.7%	13.94	33,000
2020	55	897,134	10.2%	9,589,568	8.1%	10.69	156,852
2021	44	583,373	6.6%	7,138,023	6.1%	12.24	—
2022	51	545,573	6.2%	8,130,133	6.9%	14.90	—
2023	82	629,065	7.2%	10,126,479	8.6%	16.10	260,000
Beyond	70	1,155,329	13.2%	17,534,331	14.8%	15.18	2,369,298
Total	1,066	8,794,170	100.0%	$117,880,280	100.0%	$13.40	$3,876,831

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO (continued)

____________________
1	Lease expiration table reflects rents in place as of December 31, 2013 and does not include option periods; 2014 expirations include 14 month-to-month tenants. This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage attributable to non-owned structures on land owned by the Company and ground leased to tenants.

3	Annualized Base Rent represents the monthly contractual rent for December 2013 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL ANCHOR TENANTS1

	Number of Expiring Leases2	Expiring GLA/NRA3	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent4	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
20145	12	283,893	3.2%	$2,451,077	2.1%	$8.63	$—
2015	24	760,066	8.6%	6,941,796	5.9%	9.13	—
2016	21	769,449	8.8%	5,948,636	5.1%	7.73	—
2017	19	551,998	6.3%	5,930,071	4.9%	10.74	—
2018	14	575,076	6.5%	5,002,685	4.2%	8.70	—
2019	10	304,843	3.5%	3,059,882	2.6%	10.04	—
2020	15	770,565	8.8%	6,812,527	5.8%	8.84	—
2021	16	485,360	5.5%	4,911,717	4.2%	10.12	—
2022	14	382,733	4.4%	4,766,489	4.0%	12.45	—
2023	15	369,127	4.2%	4,282,982	3.6%	11.60	—
Beyond	25	872,388	9.9%	11,935,168	10.0%	13.68	990,000
Total	185	6,125,498	69.7%	$62,043,030	52.4%	$10.13	$990,000

____________________
1	Retail anchor tenants are defined as tenants that occupy 10,000 square feet or more.

2
Lease expiration table reflects rents in place as of December 31, 2013 and does not include option periods; 2014 expirations include zero month-to-month tenant. This column also excludes ground leases.

3	Expiring GLA excludes square footage for non-owned ground lease structures on land we own and ground leased to tenants.

4	Annualized Base Rent represents the monthly contractual rent for December 2013 for each applicable property multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

5	Publix has notified the Company it will vacate its space at Courthouse Shadows upon the expiration of its lease in May 2014.

LEASE EXPIRATION TABLE – RETAIL SHOPS

	Number of Expiring Leases1	Expiring GLA/NRA1,2	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent3	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2014	105	229,769	2.6%	$4,760,709	4.1%	$20.72	$340,475
2015	111	285,140	3.2%	5,844,915	5.0%	20.50	339,650
2016	133	367,412	4.2%	7,124,174	6.0%	19.39	—
2017	118	266,386	3.0%	5,634,538	4.8%	21.15	377,556
2018	127	314,276	3.6%	7,164,926	6.1%	22.80	—
2019	64	168,668	1.9%	3,563,496	3.0%	21.13	33,000
2020	39	116,500	1.3%	2,593,273	2.2%	22.26	156,852
2021	27	91,851	1.0%	2,084,574	1.8%	22.70	—
2022	34	111,794	1.3%	2,490,025	2.1%	22.27	—
2023	65	226,950	2.6%	5,175,308	4.4%	22.80	260,000
Beyond	41	137,953	1.6%	3,459,523	3.0%	25.08	1,379,298
Total	864	2,316,699	26.3%	$49,895,461	42.5%	$21.54	$2,886,831

LEASE EXPIRATION TABLE – RETAIL SHOPS (continued)

____________________
1
Lease expiration table reflects rents in place as of December 31, 2013, and does not include option periods; 2013 expirations include 17 month-to-month tenants.  This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage to non-owned structures on land we own and ground leased to tenants.

3	Annualized Base Rent represents the monthly contractual rent for December 2013 for each applicable property multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – COMMERCIAL TENANTS

	Number of Expiring Leases1	Expiring GLA/NLA1	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent2	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.
2014	—	—	0.0%	$—	0.0%	$—
2015	1	520	0.0%	6,240	0.0%	12.00
2016	—	—	0.0%	—	0.0%	—
2017	2	83,110	1.0%	1,495,853	1.3%	18.00
2018	2	17,837	0.2%	380,056	0.3%	21.31
2019	1	5,253	0.1%	52,692	0.0%	10.03
2020	1	10,069	0.1%	183,768	0.2%	18.25
2021	1	6,162	0.1%	141,732	0.1%	23.00
2022	3	51,046	0.6%	873,619	0.7%	17.11
2023	2	32,988	0.4%	668,189	0.6%	20.26
Beyond	4	144,988	1.7%	2,139,639	1.8%	14.76
Total	17	351,973	4.2%	$5,941,788	5.0%	$16.88

____________________
1	Lease expiration table reflects rents in place as of December 31, 2013 and does not include option periods. This column also excludes ground leases.

2	Annualized base rent represents the monthly contractual rent for December 31, 2013 for each applicable property multiplied by 12. Excludes tenant reimbursements.

Lease Activity – New and Renewal

In 2013, the Company executed 118 new and renewal leases totaling 468,700 square feet on space vacant less than one year.  New leases were signed with 63 tenants for 304,800 square feet of GLA while renewal leases were signed with 55 tenants for 163,900 square feet of GLA.  The following table contains additional information about 2013 leasing activity.

	Number of Leases Signed	Square Footage Signed	Average Rental Rent per square foot
New	63	304,800	$19.60
Renewal	55	163,900	18.34
Total	118	468,700	$19.16

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “KRG”.  On January 31, 2014, the last reported sales price of our common shares on the NYSE was $6.45.

The following table sets forth, for the periods indicated, the high and low prices for our common shares:

	High	Low
Quarter Ended December 31, 2013	$6.87	$5.88
Quarter Ended September 30, 2013	$6.19	$5.52
Quarter Ended June 30, 2013	$6.87	$5.27
Quarter Ended March 31, 2013	$6.91	$5.47
Quarter Ended December 31, 2012	$5.69	$4.48
Quarter Ended September 30, 2012	$5.40	$4.84
Quarter Ended June 30, 2012	$5.54	$3.81
Quarter Ended March 31, 2012	$5.62	$4.49

Holders

The number of registered holders of record of our common shares was 168 as of January 31, 2014.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.

Distributions

Our Board of Trustees declared the following cash distributions per share to our common shareholders for the periods indicated:

Quarter	Record Date	Distribution Per Share	Payment Date
4th 2013	January 6, 2014	$0.06	January 13, 2014
3rd 2013	October 4, 2013	$0.06	October 11, 2013
2nd 2013	July 5, 2013	$0.06	July 12, 2013
1st 2013	April 5, 2013	$0.06	April 12, 2013
4th 2012	January 4, 2013	$0.06	January 11, 2013
3rd 2012	October 5, 2012	$0.06	October 12, 2012
2nd 2012	July 6, 2012	$0.06	July 13, 2012
1st 2012	April 5, 2012	$0.06	April 13, 2012

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

Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us.  Distributions in excess of taxable earnings and profits generally will be treated as a non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate federal income tax liability.  Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements.  For the taxable year ended December 31, 2013, approximately 81% of our distributions to shareholders constituted a return of capital, approximately 19% constituted taxable ordinary income dividends and approximately 0% constituted taxable capital gains.

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

Issuer Repurchases; Unregistered Sales of Securities

We did not repurchase any of our common shares or sell any unregistered securities in 2013.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Actthat might incorporate SEC filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2008 to December 31, 2013, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period.  The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2008 and that all cash distributions were reinvested.  The shareholder return shown on the graph below is not indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kite Realty Group Trust, the S&P 500 Index, and the FTSE NAREIT Equity REITs Index

$300
$250
$200
$150
$100
$50
$0
12/08
3/09
6/09
9/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
Kite Realty Group Trust
S&P 500
FTSE NAREIT Equity REITs

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/08	6/09	12/09	6/10	12/10	6/11	12/11	6/12	12/12	6/13	12/13

Kite Realty Group Trust	100.00	57.79	83.58	88.14	117.37	110.44	102.82	116.57	133.70	147.12	163.51
S&P 500	100.00	103.16	126.46	118.05	145.51	154.28	148.59	162.68	172.37	196.19	228.19
FTSE NAREIT Equity REITs	100.00	87.79	127.99	135.10	163.78	180.48	177.36	203.8	209.39	222.99	214.56

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth, on a historical basis, selected financial and operating information. The financial information has been derived from our consolidated balance sheets and statements of operations and includes reclassifications of properties sold or disposed of or presented as discontinued operations for all years presented.  This information should be read in conjunction with our audited consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31
	20131	20122	20113	2010	20094
	($ in thousands, except share and per share data)
Operating Data:
Total rental related revenue	129,489	96,539	89,116	83,243	84,621
Expenses:
Property operating	21,729	16,756	16,830	16,181	16,319
Real estate taxes	15,263	12,858	12,448	10,681	10,906
General, administrative, and other	8,211	7,117	6,274	5,361	5,700
Acquisition costs	2,215	364	—	—	—
Litigation charge, net	—	1,007	—	—	—
Depreciation and amortization	54,479	38,835	33,114	36,063	28,608
Total expenses	101,897	76,937	68,666	68,286	61,533
Operating income	27,592	19,602	20,450	14,957	23,088
Interest expense	(27,994)	(23,392)	(21,625)	(24,831)	(23,645)
Income tax (expense) benefit of taxable REIT subsidiary	(262)	106	1	(266)	22
Non-cash gain from consolidation of subsidiary	—	—	—	—	1,635
Gain on sale of unconsolidated property	—	—	4,320	—	—
Remeasurement loss on consolidation of Parkside Town Commons, net	—	(7,980)	—	—	—
Other (expense) income, net	(63)	209	607	884	2,709
(Loss) income from continuing operations	(727)	(11,455)	3,753	(9,256)	3,809
Discontinued operations:
Income from operations, excluding impairment charge	835	656	1,630	70	398
Impairment charge	(5,371)	—	—	—	(5,385)
Gain on debt extinguishment	1,242	—	—	—	—
Gain (loss) on sale of operating property	486	7,094	(398)	—	—
(Loss) income from discontinued operations	(2,808)	7,750	1,232	70	(4,987)
Consolidated net (loss) income	(3,535)	(3,705)	4,985	(9,186)	(1,178)
Net loss (income) attributable to noncontrolling interests:	685	(629)	(4)	915	(603)
Net (loss) income attributable to Kite Realty Group Trust:	(2,850)	(4,334)	4,981	(8,271)	(1,781)
Dividends on preferred shares:	(8,456)	(7,920)	(5,775)	(377)	—
Net loss attributable to common shareholders	$(11,306)	$(12,254)	$(794)	$(8,648)	$(1,781)
Loss per common share – basic and diluted:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.09)	$(0.26)	$(0.03)	$(0.14)	$0.05
(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	(0.03)	0.08	0.02	0.00	(0.08)
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.12)	$(0.18)	$(0.01)	$(0.14)	$(0.03)

Weighted average Common Shares outstanding – basic and diluted	94,141,738	66,885,259	63,557,322	63,240,474	52,146,454
Distributions declared per Common Share	$0.2400	$0.2400	$0.2400	$0.2400	$0.3325

Net loss attributable to Kite Realty Group Trust common shareholders:
(Loss) income from continuing operations	$(8,686)	$(17,571)	$(1,891)	$(8,706)	$2,681
Discontinued operations	(2,620)	5,317	1,097	58	(4,462)
Net loss attributable to Kite Realty Group Trust common shareholders	$(11,306)	$(12,254)	$(794)	$(8,648)	$(1,781)

1
In 2013, we disposed of the following properties: Cedar Hill Village and Kedron Village.  In addition, the 50th & 12th operating property was classified as held for sale as of December 31, 2013.  The operations of these properties are reflected as discontinued operations for each of the years presented above.

2
In 2012, we sold the following operating properties:  Pen Products, Indiana State Motor Pool, Sandifur Plaza, Preston Commons, Zionsville Place, Coral Springs Plaza, 50 South Morton, South Elgin Commons, and Gateway Shopping Center.  The operations of these properties are reflected as discontinued operations for each of the years presented above.

3	In December 2011, we sold our Martinsville Shops operating property. The operations of this property are reflected as discontinued operations for each of the years presented above.

4
In December 2009, we conveyed the title to Galleria Plaza operating property to the ground lessor.  We had determined during the third quarter of 2009 that there was no value to the improvements and intangibles related to Galleria Plaza and recognized a non-cash impairment charge of $5.4 million to write off the net book value of the property.  Since we ceased operating this property during the fourth quarter of 2009 we reclassified the non-cash impairment loss and the operating results related to this property to discontinued operations.

	As of December 31
	2013	2012	2011	2010	2009
	($ in thousands)
Balance Sheet Data:
Investment properties, net	$1,644,478	$1,200,336	$1,095,721	$1,047,849	$1,044,799
Cash and cash equivalents	18,134	12,483	10,042	15,395	19,958
Total assets	1,763,927	1,288,657	1,193,266	1,132,783	1,140,685
Mortgage and other indebtedness	857,144	699,909	689,123	610,927	658,295
Total liabilities	962,895	774,365	737,807	658,689	710,929
Redeemable noncontrolling interests in the Operating Partnership	43,928	37,670	41,836	44,115	47,307
Kite Realty Group Trust shareholders’ equity	753,557	473,086	409,372	423,065	375,078
Noncontrolling interests	3,548	3,536	4,251	6,914	7,371
Total liabilities and equity	1,763,927	1,288,657	1,193,266	1,132,783	1,140,685

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

As of December 31, 2013, we owned interests in a portfolio of 70 operating and redevelopment retail properties totaling 12.0 million square feet of gross leasable area (including non-owned anchor space) and also owned interests in two operating commercial properties totaling 0.4 million square feet of net rentable area and an associated parking garage.  Also, as of December 31, 2013, we had an interest in two development projects under construction, which, upon completion, are anticipated to have 0.8 million square feet of gross leasable area (including non-owned anchor space).

In addition, we have one future development project pending commencement of construction that is undergoing pre-development activity and is in preparation for construction to commence, including pre-leasing activity and negotiations for third-party financing.  As of December 31, 2013, this future development project is expected to contain 0.2 million square feet of gross leasable area upon completion.

Finally, as of December 31, 2013, we also owned interests in other land parcels comprising 131 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

Current Economic Conditions and Impact on Our Retail Tenants

Economic conditions continued to improve in the United States for businesses, consumers, housing and credit markets throughout 2013. Uncertainties about a sustained economic recovery remain due to continued challenges including mixed employment data, health care reform, U.S. Federal Reserve policy, and concerns over the U.S. federal government’s ability to respond to these challenges.  Despite these uncertain conditions, consumer and retailer sentiment continued to improve. In addition, certain retailers continue to announce plans to increase their store openings over the next 24 months.  However, there is no certainty that these trends will continue and a number of factors could impact consumer spending at stores owned and/or operated by our retail tenants, including, among others:

•
Macroeconomic Conditions: Global economic and market concerns receded during 2013.  Capital market conditions have continued to improve with increased access to and availability of equity markets and unsecured and secured debt.  Business and consumer confidence continues to improve as evidenced by a growth in gross domestic product over the second half of 2013.  Reports of consumer spending were generally positive as job growth continues to increase.

•
Increasing Home Values and Improving Residential Construction: U.S. home values improved as residential real estate market conditions benefited from increased home sales and increased new residential construction though the improvement started to slow towards the end of 2013.

•
Continued Lower Labor Participation Rates: The U.S. unemployment rate declined in 2013 but continues to be higher than historical levels.  Continued high unemployment rates and low employee participation rates could cause decreases in consumer spending, thereby negatively affecting the businesses of our retail tenants.  We continue to focus on markets where household income within a five-mile radius of our properties is higher than statewide levels.

During 2013, job growth and consumer spending continued to slightly improve, but there is no certainty that this improvement will continue.  In addition, some retailers reported lower margins resulting from the holiday season.  Additionally, it is uncertain whether these conditions will continue to improve, level off, or reverse themselves. Lower consumer spending has a negative impact on the businesses of our retail tenants.  While we did experience strong leasing activity in 2013, to the extent the above-described conditions persist or deteriorate further, our tenants may be required to curtail or cease their operations, which could materially and negatively affect our business in general, and our cash flow, in particular.

Impact of Economy on REITs, Including Us

As an owner and developer of community and neighborhood shopping centers, our operating and financial performance is directly affected by economic conditions in the retail sector of those markets in which our operating centers and development properties are located, including the states of Indiana, Florida and Texas, where the majority of our operating properties are located.  As discussed above, due to the continued instability and uncertainty facing U.S. consumers, the operations of many of our retail tenants could be negatively affected.  This could in turn have a negative impact on our business based on, but not limited to, the following:

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

•
Termination of Leases.  If our tenants find it difficult to meet their rental obligations, they may be forced to terminate their leases with us.  During 2013, tenants at some of our properties terminated their leases with us.  In some cases, we were able to secure replacement tenants at rental rates comparable to or greater than the rates of the terminated tenants.  In other cases, we were not able to do so.

•
Tenant Bankruptcies. The number of bankruptcies by U.S. businesses has decreased from the historically high levels experienced during recent years.  While we have seen a decrease over the past year in tenant bankruptcies, there is no assurance that this decrease will continue.

•
Decrease in Demand for Retail Space. Demand for retail space at our shopping centers and at our development and redevelopment projects continued to improve in 2013, most notably from national and regional retailers.  Demand from local, small shop merchants has increased at a slower pace, reflecting the difficulty such potential tenants have securing financing for working capital and expansion plans.  While our leasing activity remained high and the overall leased percentage of our retail shopping centers increased in 2013, overall demand for retail space may not continue and may decline in the future until job growth, consumer confidence, and the general economy stabilize for an extended period of time.

Financing Strategy; 2014 Debt Maturities

Our ability to obtain financing on satisfactory terms and to refinance borrowings as they mature is affected by the condition of the economy in general and by instability of the financial markets in particular. Our 2014 debt maturities, excluding annual principal payments, total $86 million and consist of property-level debt or construction loans.   We are pursuing financing alternatives to enable us to repay, refinance, or extend the maturity date of these loans.

Based on our favorable experience with refinancing of property-level debt and the improvements in the lending environment over the last couple of years, we believe we will be able to satisfactorily address our 2014 debt maturities; however, we cannot provide assurances about our ability to do so.  Failure to comply with our obligations under these various property-level loan agreements could cause an event of default, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments, termination of the debt facilities, exposure to the risk of foreclosure, or charges to our earnings.

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

Throughout the year, we strengthened our balance sheet through the acquisition of thirteen unencumbered retail properties.  These acquisitions significantly increased the value of the Company’s unencumbered property pool and created additional liquidity.  In addition, we increased our flexibility by expanding the borrowing capacity on our Term Loan from $125 million to $230 million.  This enabled us to free up availability on our unsecured revolving credit facility along with reducing our borrowing costs and further staggering our debt maturities.

In February, we amended our $200 million unsecured revolving credit agreement by, among other things, extending its maturity date to February 26, 2018, which maturity date may be extended for an additional year at our option, subject to certain conditions, and reducing the borrowing rate.

As of December 31, 2013, we had a combined $69 million of available liquidity in the form of availability under our unsecured revolving credit facility ($51 million) and on-hand cash and cash equivalents ($18 million).  In addition, there are five unencumbered assets that would provide approximately $135 million of additional borrowing capacity under the unsecured revolving credit if they were contributed to the unencumbered property pool and the accordion feature was exercised.

Obtaining new financing is also important to our business due to the capital needs of our existing development and redevelopment projects. As of December 31, 2013, the unfunded amount of the total estimated projects costs of our development and redevelopment projects under construction was approximately $61 million. While we believe we will have access to sufficient funding to be able to complete these projects through a combination of existing construction loans and uses of our available liquidity (which, as noted above, was $69 million as of December 31, 2013), adverse market conditions may make it more costly and difficult to raise additional capital, if necessary.

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

Impairment of Investment Properties

Management reviews both operational and development projects, land parcels and intangible assets for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment.  Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets.  Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset.  Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels.  If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate. Management does not believe any investment properties, development assets, or land parcels were impaired as of December 31, 2013.

Depreciation may be accelerated for a redevelopment project including partial demolition of existing structure after the asset is assessed for impairment.

Operating properties held for sale include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year, amongst other factors. Operating properties are carried at the lower of cost or fair value less estimated costs to sell. Depreciation and amortization are suspended during the held-for-sale period.  The Company has classified the 50th & 12th investment property as held for sale as of December 31, 2013.

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

Purchase Accounting

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

A portion of the purchase price is allocated to tangible assets and intangibles, including:

•	the fair value of the building on an as-if-vacant basis and to land determined either by comparable market data, real estate tax assessments, independent appraisals or other relevant data;

•
above-market and below-market in-place lease values for acquired properties are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases.  Any below-market renewal options are also considered in the in-place lease values.  The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the remaining non-cancelable terms of the respective leases.  Should a tenant vacate, terminate its lease, or otherwise notify us of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income; and

•
the value of leases acquired.  We utilize independent sources for its estimates to determine the respective in-place lease values.  Our estimates of value are made using methods similar to those used by independent appraisers.  Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

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

Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent percentage rent). Overage rent is recognized when tenants achieve the specified targets as defined in their lease agreements.  Overage rent is included in other property related revenue in the accompanying statements of operations.  An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of certain tenants or others to meet contractual obligations under their lease or other agreements.

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

Note 3 to the accompanying consolidated financial statements includes a discussion of fair values recorded when the Company acquired a controlling interest in Parkside Town Commons development project.  Level 3 inputs to this transaction include our estimations of the fair value of the real estate and related assets acquired.

Note 5 to the accompanying consolidated financial statements includes a discussion of fair values recorded when the Company recorded an impairment charge on its Kedron Village property.  Level 3 inputs to this transaction include our estimations of market leasing rates, discount rates, holding period, and disposal values.

Note 11 to the accompanying consolidated financial statements includes a discussion of the fair values recorded in purchase accounting.  Level 3 inputs to these acquisitions include our estimations of market leasing rates, tenant-related costs, discount rates, and disposal values.

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

Results of Operations

At December 31, 2013, we owned interests in 72 properties (consisting of 66 retail operating properties, 4 retail redevelopment properties, and two commercial operating properties).  Also, as of December 31, 2013, we had an interest in two development projects that were under construction and one development project that has not yet commenced construction.

At December 31, 2012, we owned interests in 60 properties (consisting of 54 retail operating properties, 4 retail redevelopment properties, and two commercial operating properties).  Also, as of December 31, 2012, we had an interest in three development projects that were under construction and three development projects that had not yet commenced construction.

At December 31, 2011, we owned interests in 63 properties (consisting of 54 retail operating properties, five retail redevelopment properties, and four commercial operating properties).  Also, as of December 31, 2011, we had an interest in three development projects that were under construction and three development projects that had not yet commenced construction.

The comparability of results of operations is affected by our development, redevelopment, and operating property acquisition and disposition activities in 2011 through 2013.  Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2013 and 2012” and “Comparison of Operating Results for the Years Ended December 31, 2012 and 2011”) in conjunction with the discussion of our development, redevelopment, and operating property acquisition and disposition activities during those periods, which is set forth directly below.

Development Activities

During the years ended December 31, 2013, 2012 and 2011, the following significant development properties became operational or partially operational:

Property Name	MSA	Economic Occupancy Date1	Owned GLA
Delray Marketplace	Delray Beach, FL	March 2013	255,554
Holly Springs Towne Center	Raleigh, NC	March 2013	207,589

1	Represents the date in which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was sooner.

Property Acquisition Activities

During 2013, 2012 and 2011, we acquired the properties below.

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)	Financing Method	Owned GLA
Oleander Place	Wilmington, NC	February 2011	$3.5	Primarily Debt	45,530
Lithia Crossing	Tampa, FL	June 2011	13.3	Primarily Debt	91,043
Cove Center	Stuart, FL	June 2012	22.1	Primarily Debt	155,063
12th Street Plaza	Vero Beach, FL	July 2012	15.2	Primarily Debt	138,268
Publix at Woodruff	Greenville, SC	December 2012	9.1	Primarily Equity	68,055
Shoppes at Plaza Green	Greenville, SC	December 2012	28.8	Primarily Equity	194,807
Shoppes of Eastwood	Orlando, FL	January 2013	11.6	Primarily Equity	69,037
Cool Springs Market	Nashville, TN	April 2013	37.6	Primarily Equity	223,912
Castleton Crossing	Indianapolis, IN	May 2013	39.0	Primarily Equity	277,812
Toringdon Market	Charlotte, NC	August 2013	15.9	Primarily Equity	60,464
Nine Property Portfolio1	Various	November 2013	304.0	Equity/Debt	1,977,866

1
The properties acquired were:
• Beechwood Promenade in Athens, Georgia;
• Burt Store Promenade in Punta Gorda, Florida;
• Hunter’s Creek Promenade in Orlando, Florida;
• Lakewood Promenade in Jacksonville, Florida;
• Northdale Promenade in Tampa, Florida;
• Kingwood Commons in Houston, Texas;
• Portofino Shopping Center in Houston, Texas;
• Clay Marketplace in Birmingham, Alabama; and
• Trussville Promenade in Birmingham, Alabama

Operating Property Disposition Activities

During 2013, 2012 and 2011, we sold or disposed of the operating properties listed in the table below.  In addition, our 50th and 12th operating property was sold on January 7, 2014 and was classified as held for sale as of December 31, 2013.  The operating results of the consolidated properties are reflected as discontinued operations in the accompanying consolidated statements of operations.

Property Name	MSA	Disposition Date	Owned GLA

Consolidated

Martinsville Shops	Indianapolis, IN	December 2011	10,886
Gateway Shopping Center	Seattle, WA	February 2012	99,444
South Elgin Commons	Chicago, IL	June 2012	128,000
50 South Morton	Indianapolis, IN	July 2012	2,000
Coral Springs Plaza	Ft. Lauderdale, FL	September 2012	46,079
Pen Products	Indianapolis, IN	October 2012	85,875
Indiana State Motor Pool	Indianapolis, IN	October 2012	115,000
Sandifur Plaza	Pasco, WA	November 2012	12,552
Zionsville Place	Indianapolis, IN	November 2012	12,400
Preston Commons	Dallas, TX	December 2012	27,539
Kedron Village	Atlanta, GA	July 2013	157,345
Cedar Hill Village	Dallas, TX	September 2013	44,214

Unconsolidated

Eddy Street Commons Limited Service Hotel1	South Bend, IN	November 2011	N/A

____________________
1
We held a 50% interest in this unconsolidated joint venture. In November 2011, the joint venture sold this property for $17.5 million, resulting in a total gain on sale of $8.3 million. We used our share of the net proceeds to pay down borrowings under our unsecured revolving credit facility. Our share of the gain on sale was $4.3 million, including related tax effects.

Redevelopment Activities

During 2013, 2012 and 2011, the following properties were in various stages of redevelopment:

Property Name	MSA	Transition from Redevelopment Pipeline1	Owned GLA
Bolton Plaza2	Jacksonville, FL	Pending	155,637
Rivers Edge3	Indianapolis, IN	December 2011	149,209
Courthouse Shadows4	Naples, FL	Pending	134,867
Four Corner Square5	Seattle, WA	December 2013	108,269
Oleander Place6	Wilmington, NC	December 2012	45,530
Rangeline Crossing7	Indianapolis, IN	June 2013	74,583
King’s Lake Square8	Naples, FL	Pending	88,153
Gainesville Plaza9	Gainesville, FL	Pending	177,826

1	Transition date represents the date the property was transitioned to our operating portfolio upon the substantial completion of redevelopment activities.

2	LA Fitness is expected to open in the 1st quarter of 2014 and will anchor the center along with Academy Sports and Outdoors.

3
We purchased this property in February 2008 with the intent to redevelop. The property was substantially completed and transitioned to the operating portfolio in December 2011.  The center is anchored by Nordstrom Rack, The Container Store, Buy Buy Baby, Arhaus Furniture, and BGI Fitness.

4	Publix has notified the Company it will vacate upon the expiration of its lease in May 2014.

5	The property was substantially completed and transitioned to the operating portfolio in December 2013. The center is anchored by Walgreens, Grocery Outlet, and Johnson’s Do-It-Center.

6
We purchased this property in February 2011.  Subsequent to the acquisition, we executed a lease termination agreement with the existing tenant and executed a lease with new anchor Whole Foods.  This tenant opened in the second quarter of 2012, and the property was transitioned back to the operating portfolio in December 2012.

7
In February 2011, we completed the acquisition of the remaining 40% interest in this property.  In May 2012, we executed a lease with Earth Fare, a specialty grocer, and transitioned this center to an in-process redevelopment.  The property was substantially completed and transitioned to the operating portfolio in June 2013.

8	In August 2013, we commenced the redevelopment of a new and upgraded Publix grocery store. The new store is expected to open in the 2nd quarter of 2014.

9
In May 2013, we transitioned this property to redevelopment upon the expiration of Wal-Mart’s lease.  The Company is currently evaluating leasing and site plans for the redevelopment and anticipate signing leases with two national anchor tenants.

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

The following table reflects same property net operating income (and reconciliation to net loss attributable to common shareholders) for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012	% Change
Number of comparable properties at period end1	49	49

Leased percentage at period end	96.1%	94.4%
Occupied percentage at period end	92.4%	90.6%

Net operating income – same properties (49 properties)2	$60,790,342	$57,963,325	4.9%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income – same properties	$60,790,342	$57,963,325
Net operating income – non-same activity	31,705,805	8,962,109
Other income (expense), net	(324,785)	315,029
General and administrative expense	(8,210,792)	(7,117,195)
Acquisition expense	(2,214,567)	(364,364)
Litigation charge, net	—	(1,007,451)
Depreciation expense	(54,479,023)	(38,834,559)
Interest expense	(27,993,577)	(23,391,937)
Remeasurement loss on consolidation of Parkside Town Commons, net	—	(7,979,626)
Discontinued operations	834,505	655,647
Impairment charge	(5,371,427)	—
Gain on debt extinguishment	1,241,724	—
Gain on sales of operating properties	486,540	7,094,238
Net loss (income) attributable to noncontrolling interests	685,520	(629,063)
Dividends on preferred shares	(8,456,251)	(7,920,002)
Net loss attributable to common shareholders	$(11,305,986)	$(12,253,849)

1	Same Property analysis excludes properties in redevelopment.

2
Excludes net gain from outlot sales, straight-line rent revenue, bad debt expense, lease termination fees, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012	Net change 2012 to 2013
Revenue:
Rental income (including tenant reimbursements)	$118,059,625	$92,495,427	$25,564,198
Other property related revenue	11,428,702	4,044,016	7,384,686
Total revenue	129,488,327	96,539,443	32,948,884
Expenses:
Property operating	21,729,251	16,756,287	4,972,964
Real estate taxes	15,262,928	12,857,722	2,405,206
General, administrative, and other	8,210,793	7,117,195	1,093,598
Acquisition costs	2,214,567	364,364	1,850,203
Litigation charge, net	—	1,007,451	(1,007,451)
Depreciation and amortization	54,479,023	38,834,559	15,644,464
Total Expenses	101,896,562	76,937,578	24,958,984
Operating income	27,591,765	19,601,865	7,989,900
Interest expense	(27,993,577)	(23,391,937)	(4,601,640)
Income tax (expense) benefit of taxable REIT subsidiary	(262,404)	105,984	(368,388)
Remeasurement loss on consolidation of Parkside Town Commons, net	—	(7,979,626)	7,979,626
Other (expense) income, net	(62,381)	209,045	(271,426)
Loss from continuing operations	(726,597)	(11,454,669)	10,728,072
Discontinued operations:
Income from operations	834,505	655,647	178,858
Impairment charge	(5,371,427)	—	(5,371,427)
Gain on debt extinguishment	1,241,724	—	1,241,724
Gain on sale of operating properties	486,540	7,094,238	(6,607,698)
(Loss) income from discontinued operations	(2,808,658)	7,749,885	(10,558,543)
Consolidated net loss	(3,535,255)	(3,704,784)	169,529
Net loss (income) attributable to noncontrolling interests	685,520	(629,063)	1,314,583
Net loss attributable to Kite Realty Group Trust	(2,849,735)	(4,333,847)	1,484,112
Dividends on preferred shares	(8,456,251)	(7,920,002)	(536,249)
Net loss attributable to common shareholders	$(11,305,986)	$(12,253,849)	$947,863

    Rental income (including tenant reimbursements) increased between years by $25.6 million, or 27.6%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$6,760,254
Properties acquired during 2012 and 2013	15,508,597
Properties under redevelopment during 2012 and/or 2013	965,924
Properties fully operational during 2012 and 2013 and other	2,329,423
Total	$25,564,198

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $2.3 million increase in rental income for our properties was primarily related to the following:

•
Improvement in base rental revenue due to improved occupancy levels at operating properties including anchor leases at our Cedar Hill Plaza, Rivers Edge, and Cobblestone Plaza operating properties along with improved rent spreads on new and renewal leases; and

•	Increased recovery income due to increase in recoverable property operating expenses and real estate taxes of $1.5 million along with higher recovery rates due to improved occupancy levels.

For the overall portfolio, the recovery ratio improved from 77.1% in 2012 to 78.3% in 2013, due to the improved occupancy level of the operating portfolio.  The gross recovery ratio is computed by dividing tenant reimbursements by the sum of recoverable property operating expense and real estate tax expense.

Other property related revenue primarily consists of gains from land sales, lease settlement income, parking revenues, and percentage rent. This revenue increased $7.4 million, or 183%, primarily as a result of higher gains from land sales of $5.5 million (including a pre-tax increase of $0.9 million related to sales of residential units at Eddy Street Commons) and higher lease termination fees of $1.8 million.  The Company recorded a gain on an outlot sale at Cobblestone Plaza of $3.9 million in 2013.   The majority of the termination fee relates to a former anchor tenant at Bayport Commons where a replacement anchor commenced in November 2013.

Property operating expenses increased between years by $5.0 million, or 29.7%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$1,789,256
Properties acquired during 2012 and 2013	1,949,848
Properties under redevelopment during 2012 and/or 2013	31,148
Properties fully operational during 2012 and 2013 and other	1,202,712
Total	$4,972,964

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $1.2 million increase in property operating expenses for our properties was primarily due to the following:

•	$0.5 million net increase in repairs and maintenance at a number of our operating properties in 2013;

•	$0.3 million increase in insurance due to higher costs at our Florida properties. The majority of this increase is recoverable from tenants;

•	$0.2 million increase in snow removal costs. The majority of this increase is recoverable from tenants; and

•	The changes in other categories of expense were not individually significant.

Real estate taxes increased $2.4 million, or 18.7%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$244,166
Properties acquired during 2012 and 2013	1,926,894
Properties under redevelopment during 2012 and/or 2013	(83,512)
Properties fully operational during 2012 and 2013 and other	317,658
Total	$2,405,206

Excluding the changes due to transitioned development properties, acquired properties, and the properties under redevelopment, the net $0.3 million increased in real estate taxes for our properties was primarily due to increases in assessments at certain operating properties.  The majority of the increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $1.1 million, or 15.4%, due primarily to an increase in personnel-related expenses related to increase in the size of the portfolio along with an increase in other public company-related costs.

Acquisition costs increased $1.9 million due to the higher acquisition volume in 2013 compared to 2012.  The Company acquired thirteen properties in 2013 compared to 4 properties in 2012.

In 2012, the Company recorded a litigation charge, net of $1.0 million.  This relates to the damages and attorney’s fees related to a claim by a former tenant net of certain recoveries.  See additional discussion in Note 4 to the accompanying consolidated financial statements.

Depreciation and amortization expense increased $15.6 million, or 40.3%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$2,719,639
Properties acquired during 2012 and 2013	9,541,719
Properties under redevelopment during 2012 and/or 2013	1,617,038
Properties fully operational during 2012 and 2013 and other	1,766,068
Total	$15,644,464

The overall increase of $15.6 million was due to the following significant items:

•	An increase of $9.5 million related to the properties acquired during 2012 and 2013;

•
An increase of $4.7 million related to the redevelopment of our Bolton Plaza and King’s Lake Square properties due to accelerated depreciation recorded in 2013.  Redevelopment plans for these properties were finalized during 2013, resulting in a reduction of the useful life of certain assets that were demolished;

•
A decrease of $3.8 million related to the redevelopment of our Four Corner Square and Rangeline Crossing operating properties due to accelerated depreciation recorded in 2012.  Redevelopment plans for these properties were finalized during the first half of 2012, resulting in a reduction of the useful life of certain assets that were demolished; and

•	The remaining increase is due to additional assets placed in-service related to anchor retenanting at certain of our operating properties.

Interest expense increased $4.6 million, or 19.7%.  This increase was due to the transfer of substantial portions of assets at Delray Marketplace, Holly Springs Towne Center, Rangeline Crossing, and Four Corner Square from construction in progress to depreciable fixed assets based on the proportion of tenants opening for business, which resulted in a reduction in capitalized interest.

Income tax expense of our taxable REIT subsidiary was $0.3 million in 2013 compared to an income tax benefit of $0.1 million in 2012.  The expense in 2013 was due to higher taxable sales of residential units at Eddy Street Commons.

The 2012 $8.0 million remeasurement loss on consolidation of Parkside Town Commons, net relates to the acquisition of our partner’s interest in the Parkside Town Commons joint venture.  See additional discussion in Note 3 to the accompanying consolidated financial statements.

Within discontinued operations, the Company recorded an impairment charge of $5.4 million and a gain on debt extinguishment of $1.2 million related to the disposal of our Kedron Village property in 2013.  Excluding this activity, the Company had a loss related to discontinued operations of $0.8 million for the year ended December 31, 2013 compared to income of $0.7 million for the year ended December 31, 2012.  The Company sold multiple properties in 2012 for a net gain of $7.1 million compared to one property in 2013for a net gain of $0.5 million.  See additional discussion in Note 5 to the consolidated financial statements.

Net loss attributable to noncontrolling interests was $0.7 million in 2013 compared to net income attributable to noncontrolling interests was $0.6 million in 2012.  The fluctuation was due to the allocation of our partner’s share of the gain on the sale of our Gateway Shopping Center operating property near Seattle, Washington.

Dividends on preferred shares increased $0.5 million.  The increase was due to our completion of a public offering of 1,300,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares in March 2012.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011	Net change 2011 to 2012
Revenue:
Rental income (including tenant reimbursements)	$92,495,427	$84,867,644	$7,627,783
Other property related revenue	4,044,016	4,247,909	(203,893)
Total revenue	96,539,443	89,115,553	7,423,890
Expenses:
Property operating	16,756,287	16,829,934	(73,647)
Real estate taxes	12,857,722	12,447,517	410,205
General, administrative, and other	7,117,195	6,273,641	843,554
Acquisition costs	364,364	—	364,364
Litigation charge, net	1,007,451	—	1,007,451
Depreciation and amortization	38,834,559	33,114,557	5,720,002
Total Expenses	76,937,578	68,665,649	8,271,929
Operating income	19,601,865	20,449,904	(848,039)
Interest expense	(23,391,937)	(21,624,992)	(1,766,945)
Income tax benefit of taxable REIT subsidiary	105,984	1,294	104,690
Gain on sale of unconsolidated property, net	—	4,320,155	(4,320,155)
Remeasurement loss on consolidation of Parkside Town Commons, net	(7,979,626)	—	(7,979,626)
Other income, net	209,045	606,368	(397,323)
(Loss) income from continuing operations	(11,454,669)	3,752,729	(15,207,398)
Discontinued operations:
Income from operations	655,647	1,629,920	(974,273)
Gain (loss) on sale of operating properties	7,094,238	(397,909)	7,492,147
Income from discontinued operations	7,749,885	1,232,011	6,517,874
Consolidated net (loss) income	(3,704,784)	4,984,740	(8,689,524)
Net income attributable to noncontrolling interests	(629,063)	(3,466)	(625,597)
Net (loss) income attributable to Kite Realty GroupTrust	(4,333,847)	4,981,274	(9,315,121)
Dividends on preferred shares	(7,920,002)	(5,775,000)	(2,145,002)
Net loss attributable to common shareholders	$(12,253,849)	$(793,726)	$(11,460,123)

    Rental income (including tenant reimbursements) increased $7.6 million, or 9.0%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$2,326,284
Properties acquired during 2011 and 2012	2,770,997
Properties under redevelopment during 2011 and/or 2012	1,316,147
Properties fully operational during 2011 and 2012 and other	1,214,355
Total	$7,627,783

Excluding the changes due to transitioned development properties, acquired properties, and properties under redevelopment, the net $1.2 million increase in rental income for our properties was primarily related to the following:

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

•	Decreased recovery income due to decrease in recoverable property operating expenses and real estate taxes of $1.0 million offset by improvement in recovery rates due to improved occupancy levels.

For the overall portfolio, the gross recovery ratio improved from 74.3% in 2011 to 77.1% in 2012, primarily due to the improved occupancy level of the operating portfolio.  The gross recovery ratio is computed by dividing tenant reimbursements by the sum of recoverable property operating expenses and real estate tax expense.

Other property related revenue primarily consists of parking revenues, percentage rent, lease settlement income and gains on land sales. This revenue decreased $0.2 million, or 4.8%, primarily as a result of lower lease termination fees of $0.6 million and lower insurance recovery income of $0.7 million.  These decreases were partially offset by higher parking income of $0.1 million, higher gains on land sales of $0.6 million, and an increase in other revenue related to sporting events of $0.3 million.  The majority of the termination fee relates to the previous tenant at Oleander Place.

Property operating expenses decreased $0.1 million, or 0.4%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$79,942
Properties acquired during 2011 and 2012	313,761
Properties under redevelopment during 2011 and/or 2012	248,557
Properties fully operational during 2011 and 2012 and other	(715,907)
Total	$(73,647)

Excluding the changes due to transitioned development properties, acquired properties, and properties under redevelopment, the net $0.7 million decrease in property operating expenses for our properties was primarily due to the following:

•
$0.6 million net decrease in snow removal costs due to decreased snow at a number of our operating properties in 2012 partially offset by an increase in general repairs and maintenance of $0.2 million;

•	$0.4 million decrease in bad debt expense at a number of our operating properties reflecting a general recovery in economic conditions of our tenants and strength of recent leasing activity; and

•	The changes in other categories of expense were not individually significant.

Real estate taxes increased $0.4 million, or 3.3%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$40,058
Properties acquired during 2011 and 2012	313,761
Properties under redevelopment during 2011 and/or 2012	292,703
Properties fully operational during 2011 and 2012 and other	(236,317)
Total	$410,205

Excluding the changes due to transitioned development properties, acquired properties, and properties under redevelopment, the net $0.2 million decrease in real estate tax expense for our properties was primarily due to successful appeals at a number of our operating properties.  The majority of the increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.8 million, or 13.4% due primarily to an increase in personnel-related expenses along with an increase in other public company related costs.

Acquisition costs of $0.4 million in 2012 relate to due diligence and closing costs associated with the properties acquired in Florida and South Carolina.

In 2012, the Company recorded a litigation charge, net of $1.0 million.  This relates to the damages and attorney’s fees related to a claim by a former tenant.  See additional discussion in Note 4 to our financial statements.

Depreciation and amortization expense increased $5.7 million, or 17.3%, due to the following:

Net change 2011 to 2012
Development properties that became operational or were partially operational in 2011 and/or 2012	$634,538
Properties acquired during 2011 and 2012	1,891,114
Properties under redevelopment during 2011 and/or 2012	2,618,617
Properties fully operational during 2011 and 2012 and other	575,733
Total	$5,720,002

The overall increase of $5.7 million was due to the following significant items:

•
An increase of $2.2 million related to the Four Corner Square redevelopment.  A redevelopment plan for this property was finalized during the first quarter of 2012, resulting in a reduction of the useful life of certain assets that were demolished;

•
An increase of $2.0 million related to the Rangeline Crossing redevelopment.  A redevelopment plan for this property was finalized during the second quarter of 2012, resulting in a reduction of the useful life of certain assets that were demolished;

•	A decrease of $1.5 million related to the Oleander Place redevelopment. In 2011, the Company reduced the useful life of certain assets that were demolished; and

•	An increase of $1.9 million related to properties acquired in 2012.

Interest expense increased $1.8 million, or 8.2%.  This increase was primarily due to Cobblestone Plaza and Rivers Edge being transitioned to the operating portfolio.  These properties were under various stages of construction during 2011.  The increase was also due to higher average interest rate on the Company’s outstanding borrowings and increased by accelerated amortization of deferred loan fees of $0.5 million.

Income tax benefit of our taxable REIT subsidiary was nominal.  The slight benefit in both periods was due to lower residential units at Eddy Street Commons.

The $4.3 million gain on sale of unconsolidated property, including tax benefit represents our share of the gain on the sale of the limited service hotel at Eddy Street Commons property.

The 2012 $8.0 million remeasurement loss on consolidation of Parkside Town Commons, net relates to the acquisition of our partner’s interest in the Parkside Town Commons joint venture.  See additional discussion in Note 3 to our financial statements.

The Company had income related to discontinued operations of $7.7 million for the year ended December 31, 2012 compared to income of $1.2 million for the year ended December 31, 2011.  The Company sold multiple properties in 2012 compared to one property in 2011 and the 2012 sales resulted in larger net gains.

Net income attributable to noncontrolling interests was $3,000 in 2011 compared to $0.6 million in 2012.  The fluctuation was due to the allocation of our partner’s share of the gain on the sale of our Gateway Shopping Center operating property near Seattle, Washington.

Dividends on preferred shares increased $2.1 million.  The increase was due to our completion of a public offering of 1,300,000 shares of 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares in March 2012.

Inflation

Inflation has not had a significant impact on our results of operations because of relatively low inflation rates in recent years.  Additionally, most of our leases contain provisions designed to mitigate the adverse impact of inflation by requiring the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in operating expenses resulting from inflation. Furthermore, many of our leases are for terms of less than ten years, which permits us to seek to increase rents upon re-rental at market rates if current rents are below the then existing market rates.

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

In November 2013, we issued 36,800,000 common shares for net proceeds of $217 million, which  were used to fund a portion of the purchase price of the portfolio of nine unencumbered retail properties. We also issued 15,525,000 common shares in April and May of 2013 for net proceeds of $97 million, which were used to acquire Cool Springs Market, Castleton Crossing, and Toringdon Market operating properties.

The Company has entered into Equity Distribution Agreements with certain sales agents pursuant to which it may sell, from time to time, up to an aggregate amount of $50 million of its common shares.  During the year ended December 31, 2013, no common shares were issued under these Equity Distribution Agreements.

In addition to raising new equity capital, we have also been successful in obtaining new construction loans to fund the development costs of our development projects under construction. We entered into a construction loan with capacity of $87.2 million to fund the development of Phases I and II of Parkside Town Commons.  In addition, we amended and increased the borrowing on our existing unsecured term loan from $125 million to $230 million.

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

As of December 31, 2013, we had cash and cash equivalents on hand of $18.1 million. We may be subject to concentrations of credit risk with regards to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.   From time to time, such investments may temporarily be held in accounts in excess of FDIC and SIPC insurance limits; however, we attempt to limit our exposure at any one time.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Our Principal Capital Resources

Our Unsecured Revolving Credit Facility

The Operating Partnership is a party to an amended and restated $200 million unsecured revolving credit facility (the “unsecured facility”) along with a group of financial institutions led by Key Bank National Association, as Administrative Agent, and the other lenders party thereto. The Company and several of the Operating Partnership’s subsidiaries are guarantors of the Operating Partnership’s obligations under the unsecured facility.  The unsecured facility has a maturity date of February 26, 2017, which maturity date may be extended for an additional year at the Operating Partnership’s option subject to certain conditions.  Borrowings under the unsecured facility bear interest at a floating interest rate of LIBOR plus 165 to 250 basis points, depending on the Company’s leverage.  The unsecured facility has a commitment fee of 25 to 35 basis points on unused borrowings.  Subject to certain conditions, including the prior consent of the lenders, the Company has the option to increase its borrowings under the unsecured facility to a maximum of $400 million if there are sufficient unencumbered assets to support the additional borrowings.

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of December 31, 2013, the Company had 66 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 55 were wholly owned and five of which were owned through joint ventures.  The major unencumbered assets include: 12th Street Plaza, Beechwood Promenade, Broadstone Station, Burnt Store Promenade, Castleton Crossing, Clay Marketplace, Cobblestone Plaza, Cool Springs Market, The Corner, Courthouse Shadows, Cove Center, Estero Town Commons, Fox Lake Crossing, Glendale Town Center, Hunter’s Creek Promenade, King's Lake Square, Kingwood Commons, Lakewood Promenade, Lithia Crossing, Market Street Village, Northdale Promenade, Oleander Place, Portofino Shopping Center, Shoppes at Plaza Green, Publix at Woodruff, Ridge Plaza, Rivers Edge, Red Bank Commons, Shops at Eagle Creek, Shoppes of Eastwood, Tarpon Bay Plaza, Traders Point II, Trussville Promenade I, Trussville Promenade II, Toringdon Market, Union Station Parking Garage, Gainesville Plaza, and Waterford Lakes Village.  As of December 31, 2013, the total maximum amount available for borrowing under the unsecured credit facility was $200 million, with $50.8 million available for future draws.  In addition, there are five unencumbered assets that would provide approximately $135 million of additional borrowing capacity under the unsecured revolving credit if they were contributed to the unencumbered property pool and the accordion feature was exercised.

As of December 31, 2013, our outstanding indebtedness under the unsecured facility was $145.0 million, bearing interest at a rate of LIBOR plus 195 basis points.  In addition, we had outstanding letters of credit totaling $4.2 million as of December 31, 2013.

The Company’s ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility requires that the Company satisfy certain financial covenants, including:

•	a maximum leverage ratio of 60%, with a surge provision permitting the maximum leverage ratio to increase to 62.5% for one period of up to two consecutive quarters;

•	Adjusted EBITDA (as defined in the unsecured facility) to fixed charges coverage ratio of at least 1.50 to 1;

•	minimum tangible net worth (defined as Total Asset Value less Total Indebtedness) of $350 million (plus 75% of the net proceeds of any future equity issuances);

•
the aggregate amount of unsecured debt of Company, Operating Partnership and their respective subsidiaries not exceeding the lesser of (a) 62.5% of the value of all properties then included in an unencumbered pool of properties that satisfy certain requirements and (b) the maximum principal amount of debt which would not cause the ratio of certain net operating income less capital reserves to debt service under the Credit Agreement to be less than 1.40 to 1;

•	ratio of secured indebtedness to total asset value of no more than .55 to 1;

•	minimum unencumbered property pool occupancy rate of 80%;

•	ratio of floating rate debt to total asset value of no more than 0.35 to 1; and

•	ratio of recourse debt to total asset value of no more than 0.30 to 1.

Under the terms of the unsecured facility and Term Loan, the Company is permitted to make distributions to its shareholders of up to 95% of its funds from operations provided that no event of default exists.  If an event of default exists, the Company may only make distributions sufficient to maintain its REIT status.  However, the Company may not make any distributions if an event of default resulting from nonpayment or bankruptcy exists, or if its obligations under the credit facility are accelerated.

The Company was in compliance with all applicable covenants under the unsecured facility and the Term Loan as of December 31, 2013.

Capital Markets

We have filed a registration statement with the SEC allowing us to offer, from time to time, common shares or preferred shares for an aggregate initial public offering price of up to $500 million, of which approximately $89 million is remaining.

In November 2013, we issued 36,800,000 common shares for net proceeds of $217 million.

In April and May of 2013, we issued 15,525,000 common shares for net proceeds of $97 million.

The Company has entered into Equity Distribution Agreements with certain sales agents pursuant to which it may sell, from time to time, up to an aggregate amount of $50 million of its common shares.  During the year ended December 31, 2013, no common shares were issued under these Equity Distribution Agreements.

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

In 2013, we generated capital by selling Cedar Hill Village in Dallas, Texas.  Proceeds of $8.0 million from this sale were redeployed into development and redevelopment activity and tenant improvement costs.

In 2012, we sold a total of nine non-core operating properties.  These sales generated proceeds of $87.4 million (inclusive of our partners’ share), of which $42.9 million was used to pay down loans secured by the properties.  The remaining proceeds were redeployed into acquisition, development and redevelopment activity, and tenant improvement costs.

Short and Long-Term Liquidity Needs

Overview

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow in uncertain economic times, the recent economic downturn adversely affected the ability of some of our tenants to meet their lease obligations, as discussed in more detail above in “Overview” on page 44.

Short-Term Liquidity Needs

 The nature of our business, coupled with the requirements to qualify for REIT status (including, for example, the requirement that we distribute at least 90% of our “REIT taxable income” on an annual basis) may cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments (including distributions to persons who hold units in our Operating Partnership) and recurring capital expenditures.  Our Board of Trustees (the “Board”) declared cash distributions totaling $0.24 per common share and common operating partnership unit in 2013.  Our Board also declared cash distributions totaling $2.0625 per Series A Preferred Share in 2013.  Each quarter we discuss with our Board our liquidity requirements along with other relevant factors before the Board decides whether and in what amount to declare a cash distribution.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. This amount, as well as the amount of recurring capital expenditures that we incur, will vary from year to year. During the year ended December 31, 2013, we incurred $1.0 million of costs for recurring capital expenditures on operating properties and also incurred $8.9 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $1.3 million in recurring capital expenditures at our operating properties and approximately $11 million to $13 million of additional major tenant improvements and renovation costs within the next twelve months at several operating properties. We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured credit facility.  In certain circumstances, we may seek to place specific construction financing on the in-process redevelopment projects.

We expect to meet our short-term liquidity needs through borrowings under the unsecured facility, new construction loans, cash generated from operations and, to the extent necessary, accessing the public equity and debt markets to the extent that we are able to do so.

 Development Projects under Construction. As of December 31, 2013, we had two development projects under construction.  The total estimated cost for these projects is approximately $209 million, of which $154 million had been incurred as of December 31, 2013. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans.

Redevelopment Projects under Construction. As of December 31, 2013, we had two redevelopment projects under construction.  The total estimated cost for these projects is approximately $17 million, of which $11 million had been incurred as of December 31, 2013. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through our unsecured revolving credit facility.

2014 Debt Maturities

As of December 31, 2013, $86 million of our outstanding indebtedness was scheduled to mature in 2014, excluding scheduled monthly principal payments. We are pursuing financing alternatives to enable us to repay, refinance, or extend the maturity date of these loans.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, tenant improvement costs, acquisitions of properties, and payment of indebtedness at maturity.

Development Property Pending Commencement of Construction. In addition to our developments under construction, we are preparing Holly Springs Towne Center – Phase II for construction to commence, including pre-leasing activity and negotiations for third-party financing.  As of December 31, 2013, this development is expected to contain approximately 0.2 million square feet of total leasable area. We currently anticipate the total estimated cost of this project will be approximately $44 million, of which $17 million has been incurred as of December 31, 2013. Although we intend to develop this property, we are not contractually obligated to complete it.  With respect to each future development project, our policy is to not commence vertical construction until pre-established leasing thresholds are achieved and the requisite third-party financing is in place.  We intend to fund our investment in this development primarily through new construction loans, as well as borrowings on our unsecured revolving credit facility, if necessary.

Redevelopment Properties Pending Commencement of Construction. As of December 31, 2013, two of our properties (Courthouse Shadows and Gainesville Plaza) were undergoing preparation for redevelopment including leasing activity.  We are currently evaluating our total investment in these redevelopment projects, of which $0.8 million has been incurred as of December 31, 2013.  Our anticipated total investment could change based upon negotiations with prospective tenants.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital. It is unlikely we would have sufficient funds on hand to meet these long-term capital requirements. We would have to satisfy these needs through additional borrowings, sales of common or preferred shares, cash generated through property dispositions and/or participation in potential joint venture arrangements.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements. We evaluate all future opportunities against pre-established criteria including, but not limited to, location, demographics, tenant relationships, and amount of existing retail space.  Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions, which is discussed in more detail above in “Overview” on page 44.

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash basis capital expenditures for the Company’s under construction and pending construction development and redevelopment projects and capital expenditures for the year ended December 31, 2013 and on a cumulative basis since the project’s inception:

	Year Ended – December 31, 2013 (in thousands)	Cumulative – Through December 31, 2013 (in thousands)
Under Construction Developments1	$40,117	$151,038
Pending Construction - Development	706	16,849
Under Construction – Redevelopments	8,127	11,225
Pending Construction - Redevelopments	601	767
Total for Development Activity	49,551	179,879
Recently Completed Developments, net2	41,121	N/A
Miscellaneous Other Activity, net	13,074	N/A
Recurring Operating Capital Expenditures (Primarily Tenant Improvement Payments)	8,834	N/A
Total	$112,580	$179,879

____________________
1	Cumulative capital expenditures exclude $2.6 million of leasing costs included in deferred costs, net on the accompanying consolidated balance sheet.
2	This classification includes Holly Springs Towne Centre – Phase I, Four Corner Square, and Rangeline Crossing.

The Company capitalizes certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If the Company were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, the Company would have recorded additional expense for the year ended December 31, 2013 of $0.5 million.

Cash Flows

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Cash provided by operating activities was $52.1 million for the year ended December 31, 2013, an increase of $28.8 million from 2012.  The increase was primarily due to increased gains on land sales of $5.5 million, increased lease termination fee income of $1.8 million, and increased net operating income from recent acquisitions and development properties of $22.7 million.  The increase was partially offset by higher acquisition costs of $1.9 million.

Cash used in our investing activities totaled $514.9 million in 2013, an increase of $443.3 million from 2012.  Highlights of significant cash sources and uses are as follows:

•	2013 acquisitions for net cash outflows of $407.2 million compared to 2012 net cash outflows of $65.9 million. The significant increase was due to higher acquisition volume in 2013;

•	Net proceeds of $87.4 million related to 2012 sales compared to net proceeds of $7.3 million related to the sale of Cedar Hill Village in September 2013; and

•
Increase in capital expenditures, net plus the decrease in construction payables of $21.7 million as construction was ongoing at Delray Marketplace, Holly Springs Towne Center, Parkside Town Commons, Four Corner Square, and Rangeline Crossing compared to lower expenditures at these properties in 2012.

 Cash provided by financing activities totaled $468.5 million during 2013, an increase of $417.7 million from 2012. Highlights of significant cash sources and uses in 2013 are as follows:

•
In November 2013, 36,800,000 common shares were issued for net proceeds of $217 million.  A portion of these proceeds were used to fund a portion of the purchase price of the portfolio of nine unencumbered retail properties;

•
In April and May of 2013, 15,525,000 common shares were issued for net proceeds of $97 million.  These proceeds were used to fund the purchase price of Cool Springs Market, Castleton Crossing, and Toringdon Market;

•
In August 2013, proceeds of $105 million from the expansion of the amended unsecured term loan were received.  The Company utilized $102 million of the proceeds to pay down the unsecured revolving credit facility;

•	Draws of $77.4 million were made on construction loans related to Delray Marketplace, Holly Springs Towne Center, Parkside Town Commons, Rangeline Crossing, and Four Corner Square;

•	Distributions to common shareholders and operating partnership unitholders of $22.2 million; and

•	Distributions to preferred shareholders of $8.5 million.

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

As of December 31, 2013, we have outstanding letters of credit totaling $4.2 million and no amounts were advanced against these instruments.

Contractual Obligations

The following table summarizes our contractual obligations to third parties based on contracts executed as of December 31, 2013.

	Development Activity and Tenant Allowances1	Operating Leases	Consolidated Long-term Debt and Interest2	Employment Contracts3	Total
2014	$14,813,075	$461,040	$119,951,605	$1,362,000	$136,587,720
2015	—	443,083	125,065,836	—	125,508,919
2016	—	406,881	187,590,536	—	187,997,417
2017	—	407,187	169,581,831	—	169,989,018
2018	—	44,499	245,804,849	—	245,849,348
Thereafter	—	66,839	135,903,343	—	135,970,182
Total	$14,813,075	$1,829,529	$983,898,000	$1,362,000	$1,001,902,604

____________________
1	Tenant allowances include commitments made to tenants at our operating and under construction development and redevelopment properties.

2
Our long-term debt consists of both variable and fixed-rate debt and includes both principal and interest.  Interest expense for variable-rate debt was calculated using the interest rates as of December 31, 2013.

3
We have entered into employment agreements with certain members of senior management. Under these agreements, each individual received a stipulated annual base salary through December 31, 2013. Each agreement has an automatic one-year renewal unless we or the individual elects not to renew the agreement. The contracts have been extended through December 31, 2014.

In connection with the construction of the Eddy Street Commons parking garage and certain infrastructure improvements, we are obligated to fund payments under Tax Increment Financing (TIF) Bonds issued by the City of South Bend, Indiana.  The majority of the bonds will be funded by real estate tax payments made by us and subject to reimbursement from the tenants of the property.  If there are delays in the development, we are obligated to pay certain delay fees. However, we have an agreement with the City of South Bend to limit our exposure to a maximum of $0.4 million as to such fees.  In addition, we will not be in default concerning other obligations under the agreement with the City of South Bend so long as we commence and diligently pursue the completion of our obligations under that agreement.

In connection with our formation at the time of our IPO, we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, then we will indemnify the contributors of those properties for their tax liabilities attributable to their built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment).  We do not intend to dispose of these properties prior to December 31, 2016 in a manner that would result in a taxable transaction.

The six properties to which our tax indemnity obligations relate represented 11.5% of our annualized base rent in the aggregate as of December 31, 2013. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Ridge Plaza, Thirty South, and Market Street Village.

Obligations in Connection with Development and Redevelopment Projects Under Construction

We are obligated under various completion guarantees with lenders and lease agreements with tenants to complete all or portions of our in-process development and redevelopment projects. We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans or draws on our unsecured facility.

Our share of estimated future costs for our in-process and future developments and redevelopments is further discussed on page 62 in the "Short and Long-Term Liquidity Needs" section.

Outstanding Indebtedness

The following table presents details of outstanding consolidated indebtedness as of December 31, 2013 adjusted for hedges:

Property	Balance Outstanding	Interest Rate	Maturity
Fixed Rate Debt - Mortgage:
50th & 12th 2	$4,034,174	5.67%	11/11/2014
Indian River Square	12,451,226	5.42%	6/11/2015
Plaza Volente	26,849,712	5.42%	6/11/2015
Cool Creek Commons	16,903,926	5.88%	4/11/2016
Sunland Towne Centre	24,289,082	6.01%	7/1/2016
Pine Ridge Crossing	17,086,058	6.34%	10/11/2016
Riverchase Plaza	10,251,634	6.34%	10/11/2016
Traders Point	44,348,363	5.86%	10/11/2016
Geist Pavilion	10,863,420	5.78%	1/1/2017
Whitehall Pike	6,748,326	6.71%	7/5/2018
International Speedway Square	20,300,144	5.77%	4/1/2021
Bayport Commons	12,733,766	5.44%	9/1/2021
Eddy Street Commons	24,739,889	5.44%	9/1/2021
Four Property Pool Loan	42,106,320	5.44%	9/1/2021
Centre at Panola, Phase I	2,798,071	6.78%	1/1/2022
	276,504,111
Floating Rate Debt - Hedged:
US Bank	56,000,000	0.26%	11/18/2014
Associated Bank	15,100,000	1.35%	12/31/2016
KeyBank	13,923,146	3.31%	1/3/2017
Various Banks	50,000,000	0.91%	2/26/2018
JP Morgan	40,950,000	1.49%	8/21/2018
Various Banks	125,000,000	1.52%	4/30/2019
Old National	9,668,920	1.33%	1/4/2020
Associated Bank	16,200,000	2.12%	1/15/2020
	326,842,066
Net unamortized premium on assumed debt of acquired properties	64,688
Total Fixed Rate Indebtedness	$603,410,865

Property	Balance Outstanding	Interest Rate1	Maturity	Interest Rate at 12/31/13
Variable Rate Debt - Mortgage:
Beacon Hill	6,859,650	LIBOR + 125	3/30/2014	1.42%
Zionsville Walgreens	4,594,000	LIBOR + 225	6/30/2015	2.42%
951 & 41	5,000,000	LIBOR + 225	1/3/2016	2.42%
Eastgate Pavilion	16,164,000	LIBOR + 225	12/31/2016	2.42%
Fishers Station	7,733,720	LIBOR + 269	1/4/2010	2.86%
Bridgewater Marketplace	1,935,200	LIBOR + 294	1/4/2010	3.11%
Thirty South	18,900,000	LIBOR + 205	12/31/2020	2.22%
Subtotal Mortgage Notes	61,186,570
Variable Rate Debt - Secured by Properties under Construction:
Rangeline Crossing	16,459,032	LIBOR + 225	10/31/2014	2.42%
Delray Marketplace	59,044,576	LIBOR + 200	11/18/2014	2.17%
Four Corner Square	18,885,990	LIBOR + 225	7/10/2015	2.42%
Holly Springs Towne Center – Phase I	33,537,912	LIBOR + 250	7/31/2015	2.67%
Parkside Town Commons	16,461,195	LIBOR + 210	11/22/2016	2.27%
Subtotal Construction Notes	144,388,705

Unsecured Credit Facility	145,000,000	LIBOR + 195	2/26/2017	2.12%

Unsecured Term Loan	230,000,000	LIBOR + 180	8/21/2018	1.97%

Floating Rate Debt - Hedged:	(326,842,066)	Various	Various

Total Variable Rate Indebtedness	253,733,209
Total Consolidated Indebtedness	$857,144,074

____________________
1	At December 31, 2013, one-month LIBOR was 0.17%.

2	Subsequent to December 31, 2013, the Company sold the property securing this loan and retired the debt.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO and FFO, as adjusted, are helpful to investors when measuring our operational performance because they exclude various items included in consolidated net income or loss that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales and impairment of operating properties and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for the litigation charge and related recovery in 2012, a gain on debt extinguishment,  in 2013 the write-off of deferred loan costs in 2012 and 2013, and costs incurred to acquire a nine property portfolio in 2013.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of adjusted FFO provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO should not be considered as an alternative to consolidated net income (loss) (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computations of FFO and FFO, as adjusted, may not be comparable to FFO reported by other REITs.

Our calculation of FFO and FFO, as adjusted, and reconciliation to consolidated net (loss) income is as follows:

Funds From Operations:	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Consolidated net (loss) income	$(3,535,255)	$(3,704,784)	$4,984,740
Less dividends on preferred shares	(8,456,251)	(7,920,002)	(5,775,000)
Less net income attributable to noncontrolling interests in properties	(120,771)	(137,552)	(101,069)
Less gain (loss) on sale of operating properties, net of tax expense	(486,540)	(7,094,238)	397,909
Less gain on sale of unconsolidated property, including tax benefit	—	—	(4,320,155)
Add remeasurement loss on consoldiation of Parkside Town Commons, net	—	7,979,626	—
Add impairment charge	5,371,427	—	—
Add depreciation and amortization net of noncontrolling interests	54,850,148	41,357,472	36,577,580
Funds From Operations of the Kite Portfolio1	47,622,758	30,480,522	31,764,005
Less redeemable noncontrolling interests in Funds From Operations	(3,194,745)	(3,020,454)	(3,494,040)
Funds From Operations allocable to the Company1	$44,428,013	$27,460,068	$28,269,965

Funds From Operations of the Kite Portfolio1	$47,622,758	$30,480,522	$31,764,005
Add back: accelerated amortization of deferred financing fees	488,629	500,028	—
Add back: portfolio acquisition costs	1,647,740	—	—
Less: gain on debt extinguishment	(1,241,724)	—	—
Add back Litigation charge, net	—	1,007,451	—
Funds From Operations of the Kite Portfolio, as adjusted1	$48,517,403	$31,988,001	$31,764,005

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. We are exposed to interest rate changes primarily through (1) our variable-rate unsecured credit facility and Term Loan, (2) property-specific variable-rate construction financing, and (3) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, hedges, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument.  As a matter of policy, we do not utilize financial instruments for trading or speculative transactions.

We had $857.1 million of outstanding consolidated indebtedness as of December 31, 2013 (inclusive of net premiums on acquired debt of $0.1 million). As of December 31, 2013, we were party to various consolidated interest rate hedge agreements for a total of $326.8 million, with maturities over various terms ranging from 2014 through 2020. Including the effects of these hedge agreements, our fixed and variable rate debt would have been $603.4 million (70%) and $253.7 million (30%), respectively, of our total consolidated indebtedness at December 31, 2013.

Our variable-rate  financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  LIBOR remained at historically low levels during 2013.  Based on the amount of our fixed rate debt at December 31, 2013, a 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of approximately $9.4 million. A 100 basis point increase in interest rates on our variable rate debt as of December 31, 2013 would decrease our annual cash flow by approximately $2.5 million.  Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The above sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company included in this Report are listed in Part IV, Item 15(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(b) under the Exchange Act of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the 1992 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited Kite Realty Group Trust and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Kite Realty Group Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kite Realty Group Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kite Realty Group Trust and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and the related financial statement schedule listed in the index at Item 15(a) as of December 31, 2013 of Kite Realty Group Trust and subsidiaries and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

March 7, 2014

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics that applies to our principal executive officer and senior financial officers, which is available on our Internet website at: www.kiterealty.com. Any amendment to, or waiver from, a provision of this code of ethics will be posted on our Internet website.

The remaining information required by this Item is hereby incorporated by reference to the material appearing in our 2014 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end, under the captions “Proposal 1: Election of Trustees Nominees for Election for a One-Year Term Expiring at the 2015 Annual Meeting,” “Executive Officers,” “Information Regarding Corporate Governance and Board and Committee Meetings – Committee Charters and Corporate Governance Documents,” “Information Regarding Corporate Governance and Board and Committee Meetings – Board Committees” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement, under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers and Trustees,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement under the captions “Equity Compensation Plan Information” and “Principal Shareholders.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Information Regarding Corporate Governance and Board and Committee Meetings – Independence of Trustees.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm - Relationship with Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULE

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

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE
John A. Kite
March 7, 2014	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ DANIEL R. SINK
Daniel R. Sink
March 7, 2014	Executive Vice President, Chief Financial Officer and Treasurer
(Date)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KITE	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	March 7, 2014
(John A. Kite)

/s/ WILLIAM E. BINDLEY	Trustee	March 7, 2014
(William E. Bindley)

/s/ VICTOR J. COLEMAN	Trustee	March 7, 2014
(Victor J. Coleman)

/s/ RICHARD A. COSIER	Trustee	March 7, 2014
(Richard A. Cosier)

/s/ CHRISTIE B. KELLY	Trustee	March 7, 2014
(Christie B. Kelly)

/s/ GERALD L. MOSS	Trustee	March 7, 2014
(Gerald L. Moss)

/s/ DAVID R. O’REILLY	Trustee	March 7, 2014
(David R. O’Reilly)

/s/ BARTON R. PETERSON	Trustee	March 7, 2014
(Barton R. Peterson)

/s/ DANIEL R. SINK	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2014
(Daniel R. Sink)

Kite Realty Group Trust
Index to Financial Statements

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2013 and 2012	F-2

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011	F-3

Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012, and 2011	F-4

Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011	F-5

Notes to Consolidated Financial Statements	F-6

Financial Statement Schedule:
Schedule III – Real Estate and Accumulated Depreciation	F-31

Notes to Schedule III	F-34

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audit also included the financial statement schedule listed in the index at item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kite Realty Group Trust and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kite Realty Group Trust and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

March 7, 2014

Kite Realty Group Trust
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets:
Investment properties, at cost:
Land	$333,458,070	$239,690,837
Land held for development	56,078,488	34,878,300
Buildings and improvements	1,351,641,925	892,508,729
Furniture, equipment and other	4,970,310	4,419,918
Construction in progress	130,909,478	223,135,354
	1,877,058,271	1,394,633,138
Less: accumulated depreciation	(232,580,267)	(194,297,531)
	1,644,478,004	1,200,335,607

Cash and cash equivalents	18,134,320	12,482,701
Tenant receivables, including accrued straight-line rent of $14,490,070 and $12,189,449, respectively, net of allowance for uncollectible accounts	24,767,556	21,210,754
Other receivables	4,566,679	4,946,219
Escrow deposits	11,046,133	12,960,488
Deferred costs, net	56,387,586	35,322,792
Prepaid and other assets	4,546,752	1,398,344
Total Assets	$1,763,927,030	$1,288,656,905
Liabilities and Equity:
Mortgage and other indebtedness	$857,144,074	$699,908,768
Accounts payable and accrued expenses	61,437,187	54,187,172
Deferred revenue and other liabilities	44,313,402	20,269,501
Total Liabilities	962,894,663	774,365,441
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	43,927,540	37,669,803
Equity:
Kite Realty Group Trust Shareholders’ Equity
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 shares issued and outstanding at December 31, 2013 and 2012, respectively, with a liquidation value of $102,500,000	102,500,000	102,500,000
Common Shares, $.01 par value, 200,000,000 shares authorized, 130,826,217 shares and 77,728,697 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,308,262	777,287
Additional paid in capital	821,526,172	513,111,877
Accumulated other comprehensive income (loss)	1,352,850	(5,258,543)
Accumulated deficit	(173,130,113)	(138,044,264)
Total Kite Realty Group Trust Shareholders’ Equity	753,557,171	473,086,357
Noncontrolling Interests	3,547,656	3,535,304
Total Equity	757,104,827	476,621,661
Total Liabilities and Equity	$1,763,927,030	$1,288,656,905

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
Revenue:
Minimum rent	$93,637,268	$72,999,892	$66,701,781
Tenant reimbursements	24,422,357	19,495,535	18,165,863
Other property related revenue	11,428,702	4,044,016	4,247,909
Total revenue	129,488,327	96,539,443	89,115,553
Expenses:
Property operating	21,729,251	16,756,287	16,829,934
Real estate taxes	15,262,928	12,857,722	12,447,517
General, administrative, and other	8,210,793	7,117,195	6,273,641
Acquisition costs	2,214,567	364,364	—
Litigation charge, net	—	1,007,451	—
Depreciation and amortization	54,479,023	38,834,559	33,114,557
Total expenses	101,896,562	76,937,578	68,665,649
Operating income	27,591,765	19,601,865	20,449,904
Interest expense	(27,993,577)	(23,391,937)	(21,624,992)
Income tax (expense) benefit of taxable REIT subsidiary	(262,404)	105,984	1,294
Gain on sale of unconsolidated property, including tax benefit	—	—	4,320,155
Remeasurement loss on consolidation of Parkside Town Commons, net	—	(7,979,626)	—
Other (expense) income, net	(62,381)	209,045	606,368
(Loss) income from continuing operations	(726,597)	(11,454,669)	3,752,729
Discontinued operations:
Income from operations, excluding impairment charge	834,505	655,647	1,629,920
Impairment charge	(5,371,427)	—	—
Gain on debt extinguishment	1,241,724	—	—
Gain (loss) on sale of operating properties, net of tax	486,540	7,094,238	(397,909)
(Loss) income from discontinued operations	(2,808,658)	7,749,885	1,232,011
Consolidated net (loss) income	(3,535,255)	(3,704,784)	4,984,740
Net loss (income) attributable to noncontrolling interests	685,520	(629,063)	(3,466)
Net (loss) income attributable to Kite Realty Group Trust	(2,849,735)	(4,333,847)	4,981,274
Dividends on preferred shares	(8,456,251)	(7,920,002)	(5,775,000)
Net loss attributable to common shareholders	$(11,305,986)	$(12,253,849)	$(793,726)
Net loss per common share – basic & diluted:
Loss from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.09)	$(0.26)	$(0.03)
(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	(0.03)	0.08	0.02
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.12)	$(0.18)	$(0.01)

Weighted average Common Shares outstanding – basic and diluted	94,141,738	66,885,259	63,557,322

Dividends declared per Common Share	$0.24	$0.24	$0.24

Net loss attributable to Kite Realty Group Trust common shareholders:
Loss from continuing operations	$(8,685,508)	$(17,570,593)	$(1,890,824)
(Loss) income from discontinued operations	(2,620,478)	5,316,744	1,097,098
Net loss attributable to Kite Realty Group Trust common shareholders	$(11,305,986)	$(12,253,849)	$(793,726)

Consolidated net (loss) income	$(3,535,255)	$(3,704,784)	$4,984,740
Change in fair value of derivatives	7,136,043	(4,002,459)	1,547,918
Total comprehensive income (loss)	3,600,788	(7,707,243)	6,532,658
Comprehensive loss (income) attributable to noncontrolling interests	160,870	(361,052)	(175,379)
Comprehensive income (loss) attributable to Kite Realty Group Trust	$3,761,658	$(8,068,295)	$6,357,279

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balances, December 31, 2010	2,800,000	$70,000,000	63,342,219	$633,422	$448,779,180	$(2,900,100)	$(93,447,581)	$423,064,921
Stock compensation activity	—	—	253,442	2,534	798,462	—	—	800,996
Proceeds from employee share purchase plan	—	—	5,358	54	23,978	—	—	24,032
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	—	—	1,376,005	—	1,376,005
Acquisition of noncontrolling interest in Rangeline Crossing	—	—	—	—	(31,005)	—	—	(31,005)
Offering costs	—	—	—	—	(276,253)	—	—	(276,253)
Distributions declared to common shareholders	—	—	—	—	—	—	(15,262,761)	(15,262,761)
Distributions to preferred shareholders	—	—	—	—	—	—	(5,775,000)	(5,775,000)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	4,981,274	4,981,274
Exchange of redeemable noncontrolling interest for common stock	—	—	16,000	160	207,840	—	—	208,000
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	261,326	—	—	261,326
Balances, December 31, 2011	2,800,000	$70,000,000	63,617,019	$636,170	$449,763,528	$(1,524,095)	$(109,504,068)	$409,371,535
Stock compensation activity	—	—	266,588	2,666	982,119	—	—	984,785
Proceeds of preferred share offering, net	1,300,000	32,500,000	—	—	(1,179,704)	—	—	31,320,296
Issuance of common shares, net	—	—	12,075,000	120,750	59,548,732	—	—	59,669,482
Issuance of common shares under at-the-market plan, net	—	—	661,589	6,616	3,182,271	—	—	3,188,887
Proceeds from employee share purchase plan	—	—	4,787	48	22,707	—	—	22,755
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	—	—	(3,734,448)	—	(3,734,448)
Distributions declared to common shareholders	—	—	—	—	—	—	(16,286,347)	(16,286,347)
Distributions to preferred shareholders	—	—	—	—	—	—	(7,920,002)	(7,920,002)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(4,333,847)	(4,333,847)
Exchange of redeemable noncontrolling interest for common stock	—	—	1,103,714	11,037	5,822,679	—	—	5,833,716
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	(5,030,455)	—	—	(5,030,455)
Balances, December 31, 2012	4,100,000	$102,500,000	77,728,697	$777,287	$513,111,877	$(5,258,543)	$(138,044,264)	$473,086,357
Stock compensation activity	—	—	678,785	6,788	2,508,149	—	—	2,514,937
Issuance of common shares, net	—	—	52,325,000	523,250	313,766,757	—	—	314,290,007
Proceeds from employee share purchase plan	—	—	3,735	37	22,033	—	—	22,070
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	—	—	6,611,393	—	6,611,393
Distributions declared to common shareholders	—	—	—	—	—	—	(23,779,864)	(23,779,864)
Distributions to preferred shareholders	—	—	—	—	—	—	(8,456,250)	(8,456,250)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(2,849,735)	(2,849,735)
Exchange of redeemable noncontrolling interest for common stock	—	—	90,000	900	582,150	—	—	583,050
Adjustments to redeemable noncontrolling interests – Operating Partnership	—	—	—	—	(8,464,794)	—	—	(8,464,794)
Balances, December 31, 2013	4,100,000	$102,500,000	130,826,217	$1,308,262	$821,526,172	$1,352,850	$(173,130,113)	$753,557,171

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
Cash flow from operating activities:
Consolidated net (loss) income	$(3,535,255)	$(3,704,784)	$4,984,740
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Gain on sale of unconsolidated properties	—	—	(4,320,155)
Remeasurement loss on consolidation of Parkside Town Commons, net	—	7,979,626	—
(Gain) loss on sale of operating property, net of tax	(486,540)	(7,094,238)	397,909
Impairment charge	5,371,427	—	—
Gain on debt extinguishment	(1,241,724)	—	—
Straight-line rent	(3,495,760)	(2,362,360)	(2,690,710)
Depreciation and amortization	57,757,063	43,768,649	38,655,771
Provision for credit losses, net of recoveries	922,495	858,771	1,364,820
Compensation expense for equity awards	1,670,445	602,384	519,929
Amortization of debt fair value adjustment	(127,031)	(117,625)	(430,858)
Amortization of in-place lease liabilities	(2,673,885)	(1,986,196)	(2,460,002)
Distributions of income from unconsolidated entities	—	91,452	4,432,456
Changes in assets and liabilities:
Tenant receivables	(1,690,492)	(507,368)	524,137
Deferred costs and other assets	(9,061,591)	(7,065,797)	(11,930,493)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	8,687,682	(7,190,161)	3,179,411
Net cash provided by operating activities	52,096,834	23,272,353	32,226,955
Cash flow from investing activities:
Acquisitions of interests in properties	(407,215,174)	(65,909,266)	(16,368,190)
Capital expenditures, net	(112,580,651)	(114,153,351)	(63,559,852)
Net proceeds from sales of operating properties	7,292,460	87,385,567	1,483,941
Change in construction payables	(2,395,625)	20,829,889	297,918
Note receivable from joint venture partner	—	—	125,780
Contributions to unconsolidated entities	—	(150,000)	(8,518,604)
Distributions of capital from unconsolidated entities	—	372,548	—
Net cash used in investing activities	(514,898,990)	(71,624,613)	(86,539,007)
Cash flow from financing activities:
Common share issuance proceeds, net of costs	314,771,835	63,038,208	(252,221)
Preferred share issuance proceeds, net of costs	—	31,320,296	—
Acquisition of noncontrolling interests in Rangeline Crossing	—	—	(1,697,137)
Loan proceeds	528,590,339	308,954,787	211,528,578
Loan transaction costs	(2,137,602)	(2,234,504)	(4,370,749)
Loan payments and related financing escrow	(342,033,168)	(322,646,717)	(132,901,400)
Distributions paid – common shareholders	(20,593,816)	(15,439,904)	(15,246,825)
Distributions paid – preferred shareholders	(8,456,251)	(7,696,563)	(5,694,792)
Distributions paid – redeemable noncontrolling interests	(1,579,143)	(1,810,993)	(1,884,965)
Distributions to noncontrolling interests	(108,419)	(2,692,099)	(520,515)
Net cash provided by financing activities	468,453,775	50,792,511	48,959,974
Increase (decrease) in cash and cash equivalents	5,651,619	2,440,251	(5,352,078)
Cash and cash equivalents, beginning of year	12,482,701	10,042,450	15,394,528
Cash and cash equivalents, end of year	$18,134,320	$12,482,701	$10,042,450

Supplemental disclosures
Cash paid for interest, net of capitalized interest	$31,576,099	$24,789,487	$24,286,585
Cash paid for taxes	$45,000	$150,000	$77,000

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
December 31, 2013

Note 1. Organization

Kite Realty Group Trust (the “Company” or “REIT”) was organized in Maryland in 2004 to succeed the development, acquisition, construction and real estate businesses of our predecessor.  The Company began operations in 2004 when it completed its initial public offering of common shares and concurrently consummated certain other formation transactions.

The Company, through Kite Realty Group, L.P. (“the Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, construction, redevelopment and development of neighborhood and community shopping centers in selected markets in the United States.

At December 31, 2013, the Company owned interests in 72 operating and redevelopment properties (consisting of 70 retail properties and two commercial operating properties) and two under-construction development projects.  In addition, the Company has one development project pending construction commencement, which is undergoing pre-leasing activity and negotiations for third-party financings.  Finally, as of December 31, 2013, the Company also owned interests in other land parcels comprising 131 acres that are expected to be used for future expansion of existing properties or development of new retail or commercial properties.  The Company may also elect to sell such land to third parties under certain circumstances. These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

At December 31, 2012, the Company owned interests in 60 operating and redevelopment properties, three under-construction development projects, and 91 acres of land held for development.

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

As of December 31, 2013, the Company had investments in three joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $65.9 million which is secured by assets of the VIEs totaling $116.0 million.  The Operating Partnership guarantees the debt of these VIEs.

The Company considers all relationships between itself and the VIE, including development agreements, management agreements and other contractual arrangements, in determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance. The Company also continuously reassesses primary beneficiary status.  Other than with regard to Rangeline Crossing and Parkside Town Commons, there were no changes during the years ended December 31, 2013, 2012 or 2011 to the Company’s conclusions regarding whether an entity qualifies as a VIE or whether the Company is the primary beneficiary of any previously identified VIE.

Rangeline Crossing

In February 2011, the Company completed the acquisition of the remaining 40% interest in Rangeline Crossing, a consolidated operating property, from its joint venture partners.  The purchase price of the 40% interest was $2.2 million, including the settlement of a $0.6 million loan previously made by the Company.  The transaction was accounted for as an equity transaction as the Company retained its controlling financial interest.  The carrying amount of the non-controlling interest was eliminated, and the difference between the consideration paid and the non-controlling interest balance was recognized in additional paid-in capital.

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

A portion of the purchase price is allocated to tangible assets and intangibles, including:

•	the fair value of the building on an as-if-vacant basis and to land determined either by comparable market data, real estate tax assessments, independent appraisals or other relevant data;

•
above-market and below-market in-place lease values for acquired properties are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases.  Any below-market renewal options are also considered in the in-place lease values.  The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the remaining non-cancelable terms of the respective leases.  Should a tenant vacate, terminate its lease, or otherwise notify the Company of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income; and

•
the value of leases acquired.  The Company utilizes independent and internal sources for its estimates to determine the respective in-place lease values.  The Company’s estimates of value are made using methods similar to those used by independent appraisers.  Factors the Company considers in its analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

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

Investment Properties

Capitalization and Depreciation

Investment properties are recorded at cost and include costs of land acquisition, development, pre-development, construction, certain allocated overhead, tenant allowances and improvements, and interest and real estate taxes incurred during construction.  Significant renovations and improvements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset.  If a tenant vacates a space prior to the lease expiration, terminates its lease, or otherwise notifies the Company of its intent to do so, any related unamortized tenant allowances are expensed over the shortened lease period.  Maintenance and repairs that do not extend the useful lives of the respective assets are reflected in property operating expense.

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

Depreciation on buildings and improvements is provided utilizing the straight-line method over estimated original useful lives ranging from 10 to 35 years.  Depreciation on tenant allowances, tenant inducements, and tenant improvements are provided utilizing the straight-line method over the term of the related lease.  Depreciation on equipment and fixtures is provided utilizing the straight-line method over 5 to 10 years.  Depreciation may be accelerated for a redevelopment project including partial demolition of existing structure after the asset is assessed for impairment.

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

Held for Sale and Discontinued Operations

Operating properties held for sale include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year among other factors.  Operating properties held for sale are carried at the lower of cost or fair value less costs to sell.  Depreciation and amortization are suspended during the period during which the asset is held-for-sale.  As of December 31, 2013, the Company classified 50th & 12th operating property as held for sale.  There were no assets classified as held for sale as of December 31, 2012.

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

Fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  The fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs for identical instruments that are classified within Level 1 and observable inputs for similar instruments that are classified within Level 2) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3).  As further discussed in Note 12, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Note 3 includes a discussion of fair values recorded when the Company acquired a controlling interest in Parkside Town Commons development project.  Note 5 includes a discussion of fair values recorded when the Company transferred the Kedron Village property to the loan servicer. Level 3 inputs to these transactions include our estimations of the fair value of the real estate and related assets acquired.

Note 11 includes a discussion of the fair values recorded in purchase accounting.  Level 3 inputs to these acquisitions include our estimations of market leasing rates, tenant-related costs, discount rates, and disposal values.

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

Gains from sales of real estate are recognized when a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the Company has transferred to the buyer the usual risks and rewards of ownership, and the Company does not have a substantial continuing financial involvement in the property.  As part of the Company’s ongoing business strategy, it will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Net gains realized on such sales were $6.2 million, $0.8 million, and $0.2 million for the years ended December 31, 2013, 2012, and 2011, respectively, and are classified as other property related revenue in the accompanying consolidated statements of operations.

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

	2013	2012	2011
Balance, beginning of year	$754,845	$1,334,515	$1,629,883
Provision for credit losses, net of recoveries	922,495	858,771	1,364,820
Accounts written off	(349,307)	(1,438,441)	(1,660,188)
Balance, end of year	$1,328,033	$754,845	$1,334,515

Other Receivables

Other receivables consist primarily of receivables due from municipalities and from tenants for non-rental revenue related activities.

Concentration of Credit Risk

The Company may be subject to concentrations of credit risk with regards to its cash and cash equivalents.  The Company places its cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such cash and investments may temporarily be in excess of insurance limits.  In addition, the Company’s accounts receivable from and leases with tenants potentially subjects it to a concentration of credit risk related to its accounts receivable and revenue.  At December 31, 2013, 40%, 25% and 13% of total billed receivable were due from tenants leasing space in the states of Florida, Indiana, and Texas, respectively.  For the year ended December 31, 2013, 36%, 30% and 14% of the Company’s revenue recognized was from tenants leasing space in the states of Indiana, Florida, and Texas, respectively.  There were no significant changes in the concentration percentages for the years ended December 31, 2012 and 2011.

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

Potentially dilutive securities include outstanding share options, units in the Operating Partnership, which may be exchanged for either cash or common shares, at our option, under certain circumstances, and deferred share units, which may be credited to the accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net loss from continuing operations attributable to common shareholders for the years ended December 31, 2013, 2012 and 2011, the potentially dilutive securities were not dilutive for these periods.

For the year ended December 31, 2013, 1.5 million of the Company’s outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive.  For each of the years ended December 31, 2012 and 2011, 1.7 million of the Company’s outstanding common share options were excluded from the computation of diluted earnings per share because their impact was not dilutive.

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

The Company has elected to treat Kite Realty Holdings, LLC as a taxable REIT subsidiary, and we may elect to treat other  subsidiaries as taxable REIT subsidiaries in the future.  This enables the Company to receive income and provide services that would otherwise be impermissible for REITs.  Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Income tax provision for the year ended December 31, 2013 was $262,000.  For the years ended December 31, 2012 and 2011, there were insignificant amounts of income tax benefits recorded.

Other state and local income taxes were not significant in any of the periods presented.

Noncontrolling Interests

The Company reports its noncontrolling interest in a subsidiary as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest is identified in the consolidated financial statements.

The noncontrolling interests in consolidated properties for the years ended December 31, 2013, 2012, and 2011 were as follows:

	2013	2012	2011
Noncontrolling interests balance January 1	$3,535,304	$4,250,485	$6,914,264
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	120,771	1,976,918	101,069
Acquisition of noncontrolling interest in Rangeline Crossing	−	−	(2,244,333)
Distributions to noncontrolling interests	(108,419)	(2,692,099)	(520,515)
Noncontrolling interests balance at December 31	$3,547,656	$3,535,304	$4,250,485

The Company classifies redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because the Company may be required to pay cash to unitholders upon redemption of their interests in the limited partnership under certain circumstances.

The redeemable noncontrolling interests in the Operating Partnership for the years ended December 31, 2013, 2012, and 2011 were as follows:

	2013	2012	2011
Redeemable noncontrolling interests balance January 1	$37,669,803	$41,836,613	$44,115,028
Net loss allocable to redeemable noncontrolling interests	(806,292)	(1,347,855)	(97,603)
Accrued distributions to redeemable noncontrolling interests	(1,587,424)	(1,747,683)	(1,883,399)
Other comprehensive income (loss) allocable to redeemable noncontrolling interests 1	524,648	(268,011)	171,913
Exchange of redeemable noncontrolling interest for common stock	(583,050)	(5,833,716)	(208,000)
Adjustment to redeemable noncontrolling interests - Operating Partnership2	8,709,855	5,030,455	(261,326)
Redeemable noncontrolling interests balance at December 31	$43,927,540	$37,669,803	$41,836,613

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 10).

2	Includes adjustments to reflect amounts at the greater of historical book value or redemption value.

The following sets forth accumulated other comprehensive income (loss) allocable to noncontrolling interests for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Accumulated comprehensive loss balance at January 1	$(455,896)	$(187,885)	$(359,798)
Other comprehensive income (loss) allocable to noncontrolling interests 1	524,648	(268,011)	171,913
Accumulated comprehensive income (loss) balance at December 31	$68,752	$(455,896)	$(187,885)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 10).

The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid in capital.  As of December 31, 2011, the historical book value of the redeemable noncontrolling interests exceeded the redemption value, so no adjustment was necessary.  As of December 31, 2013 and 2012, the redemption value of the redeemable noncontrolling interests did exceed the historical book value, and the balance was adjusted to redemption value based upon Level 2 inputs.

The Company allocates net operating results of the Operating Partnership after preferred dividends and noncontrolling interest in the consolidated properties based on the partners’ respective weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the redeemable noncontrolling weighted average interests in the Operating Partnership for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Company’s weighted average diluted interest in Operating Partnership	93.3%	90.1%	89.0%
Redeemable noncontrolling weighted average diluted interests in Operating Partnership	6.7%	9.9%	11.0%

The Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Company’s interest in Operating Partnership	95.2%	92.0%
Redeemable noncontrolling interests in Operating Partnership	4.8%	8.0%

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2012 and 2011 have been reclassified to conform to the 2013 consolidated financial statement presentation.  The reclassifications had no impact on net (loss) income previously reported.

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

Upon consolidation, the Company measured the acquired assets and assumed liabilities at fair value.  The fair value of the real estate and related assets acquired were estimated primarily using the market approach with the assistance of a third party appraisal.  The most significant assumption in the fair value estimated was the comparable sales value.  The estimate of fair value was determined to have primarily relied upon Level 3 inputs, as previously defined.

In November 2013, the Company sold 12.8 acres of land for a sales price of approximately $5.3 million for no gain or loss.

Note 4. Litigation Charge

In 2012, the Company paid $1.3 million to settle a claim by a former tenant.  In the fourth quarter of 2012, the Company partially recovered costs associated with the claim.  The net amount is reflected in the statement of operations for the year ended December 31, 2012 and has been paid, releasing the Company from the claim.

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

The Company evaluated the Kedron Village property for impairment as of June 30, 2013 and determined that, based on recent developments including the reduced holding period that considers the foreclosure proceedings and current market rental rates, the carrying value of the property was no longer fully recoverable.  Accordingly, the Company recorded a non-cash impairment charge of $5.4 million based upon the estimated fair value of the asset as of that date of $25.5 million.

On July 2, 2013, the foreclosure proceedings were completed and the mortgage lender took title to the property in satisfaction of principal and interest due on the mortgage.  A related $2.2 million escrow balance was also retained by the mortgage lender.  The Company recognized a non-cash gain of $1.2 million upon the transfer of the asset to the lender in satisfaction of the debt.  Also, the Company reversed an accrual of unpaid interest (primarily default interest) of approximately $1.1 million.  The Company reclassified the operations of Kedron Village to discontinued operations for all periods presented.

Note 6. Share-Based Compensation

Overview

The Company's 2013 Equity Incentive Plan (the "Plan") amended and restated the Company’s 2004 Equity Incentive Plan and authorized options and other share-based compensation awards to be granted to employees and trustees for up to an additional 6,000,000 common shares of the Company.  The Company accounts for its share-based compensation in accordance with the fair value recognition provisions provided under Topic 718—“Stock Compensation” in the ASC.

The total share-based compensation expense, net of amounts capitalized, included in general and administrative expenses for the years ended December 31, 2013, 2012, and 2011 was $1.1 million, $0.9 million, and $0.7 million, respectively.  Total share-based compensation cost capitalized for the years ended December 31, 2013, 2012, and 2011 was $0.5 million, $0.4 million, and $0.3 million, respectively, related to development and leasing activities.

As of December 31, 2013, there were 5,749,890 shares available for grant under the Plan.

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

A summary of option activity under the Plan as of December 31, 2013, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	1,711,953	$9.38
Granted	—	—
Exercised	(162,559)	3.61
Forfeited	(2,183)	3.50
Outstanding at December 31, 2013	1,547,211	$10.00
Exercisable at December 31, 2013	1,478,469	$10.25
Exercisable at December 31, 2012	1,491,267	$10.10

The fair value on the respective grant dates of the 5,000 and 76,271 options granted during the periods ended December 31, 2012 and 2011 was $1.30 and $1.18 per option, respectively. There were no options granted in 2013.

The aggregate intrinsic value of the 162,559, 18,525, and 14,033 options exercised during the years ended December 31, 2013, 2012 and 2011 was $445,346, $16,112, and $27,824, respectively.

The aggregate intrinsic value and weighted average remaining contractual term of the outstanding and exercisable options at December 31, 2013 were as follows:

	Options	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2013	1,547,211	$1,382,560	3.29
Exercisable at December 31, 2013	1,478,469	$1,246,656	3.16

As of December 31, 2013 there was $0.1 million of total unrecognized compensation cost related to outstanding unvested share option awards, which is expected to be recognized over a weighted-average period of 1.03 years.  We expect to incur this amount over fiscal years 2014 through 2017.

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

The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2013 and changes during the year then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding at January 1, 2013	489,607	$5.25
Shares granted	414,743	6.45
Shares forfeited	(5,265)	5.34
Shares vested	(173,496)	5.18
Restricted shares outstanding at December 31, 2013	725,589	$5.95

During the years ended December 31, 2013, 2012 and 2011, the Company granted 414,743, 270,671, and 244,134 restricted shares to employees and non-employee members of the Board of Trustees with weighted average grant date fair values of $6.45, $5.36, and $5.12, respectively.  The total fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 was $1.1 million, $0.6 million, and $0.4 million, respectively.

As of December 31, 2013, there was $3.4 million of total unrecognized compensation cost related to restricted shares granted under the Plan, which is expected to be recognized over a weighted-average period of 1.7 years.  We expect to incur $1.3 million of this expense in fiscal year 2014, $1.0 million in fiscal year 2015, $0.6 million in fiscal year 2016, $0.3 million in fiscal year 2017, and the remainder in fiscal year 2018.

Deferred Share Units Granted to Trustees

The Plan allows for the deferral of certain equity grants into the Trustee Deferred Compensation Plan.  The Trustee Deferred Compensation Plan authorizes the issuance of “deferred share units” to the Company’s non-employee trustees.  Each deferred share unit is equivalent to one common share of the Company.  Non-employee trustees receive an annual retainer.  Except as described below, these fees are paid in cash or common shares of the Company.

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

During the years ended December 31, 2013, 2012, and 2011, three trustees elected to receive at least a portion of their compensation in deferred share units and an aggregate of 11,817, 39,914, and 44,379 deferred share units, respectively, including dividends that were reinvested for additional share units, were credited to those non-employee trustees based on a weighted-average grant date fair value of $6.22, $4.96, and $4.24, respectively.  During the years ended December 31, 2013, 2012, and 2011, the Company incurred expense of $0.1 million, $0.2 million, and $0.1 million, respectively, related to deferred share units credited to non-employee trustees in lieu of payment of trustee fees in cash.

Other Equity Grants

During the years ended 2013, 2012, and 2011 the Company issued 4,088, 7,566, and 7,935 unrestricted common shares, respectively, with weighted average grant date fair values of $6.11, $4.95, and $4.72 per share, respectively, to non-employee members of the Board of Trustees for 50% of their annual retainer compensation.

Note 7. Deferred Costs

Deferred costs consist primarily of financing fees incurred to obtain long-term financing, acquired lease intangible assets, and broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At December 31, 2013 and 2012, deferred costs consisted of the following:

	2013	2012
Deferred financing costs	$11,293,287	$9,019,126
Acquired lease intangible assets	24,930,140	6,292,202
Deferred leasing costs and other	41,625,621	36,815,438
	77,849,048	52,126,766
Less—accumulated amortization	(21,461,462)	(16,803,974)
Total	$56,387,586	$35,322,792

The estimated aggregate amortization amounts from net unamortized acquired lease intangible assets for each of the next five years and thereafter are as follows:

2014	$4,818,337
2015	3,822,822
2016	2,670,451
2017	2,033,654
2018	1,575,574
Thereafter	3,919,488
Total	$18,840,326

The accompanying consolidated statements of operations include amortization expense as follows:

	For the year ended December 31,
	2013	2012	2011
Amortization of deferred financing costs	$2,433,795	$1,970,973	$1,586,941
Amortization of deferred leasing costs, lease intangibles and other	$5,604,716	$3,927,200	$3,965,814

Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense, while the amortization of deferred financing costs is included in interest expense.

Note 8. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of unamortized fair value of in-place lease liabilities recorded in connection with purchase accounting, retainages payable for development and redevelopment projects, and tenant rents received in advance.  The amortization of in-place lease liabilities is recognized as revenue over the remaining life of the leases (including option periods for leases with below market renewal options) through 2036.  Tenant rents received in advance are recognized as revenue in the period to which they apply, usually the month following their receipt.

At December 31, 2013 and 2012, deferred revenue and other liabilities consisted of the following:

	2013	2012
Unamortized in-place lease liabilities	$36,172,867	$10,766,097
Retainages payable and other	2,925,282	5,776,170
Tenant rents received in advance	5,158,390	3,671,668
Deferred income taxes	56,863	55,566
Total	$44,313,402	$20,269,501

The estimated aggregate amortization of acquired lease intangibles (unamortized fair value of in-place lease liabilities) for each of the next five years and thereafter is as follows:

2014	$3,857,571
2015	3,106,572
2016	2,762,265
2017	2,785,566
2018	2,500,600
Thereafter	21,160,293
Total	$36,172,867

Note 9. Investments in Unconsolidated Joint Ventures

The Company had a 50% noncontrolling interest in an investment that owned  a limited service hotel at the Eddy Street Commons property.  On November 1, 2011, the hotel was sold by the joint venture resulting in a gain of $8.3 million.  A portion of the net proceeds from the sale of this property were utilized to retire the $9.5 million construction loan, and the remaining proceeds were distributed to the partners.  The Company’s share of the gain was $4.3 million, including related tax effects.

Combined summary financial information of entities accounted for using the equity method of accounting and a summary of the Company’s share of income from these entities follows.  The operating results for the years ended December 31, 2013 and 2012 were not material.

Year Ended December 31, 2011
Revenue:
Hotel rental revenue	$4,443,374
Expenses:
Property operating	2,755,467
Real estate taxes	337,701
Depreciation and amortization	194,133
Total expenses	3,287,301
Operating income	1,156,073
Interest expense	(340,099)
Income (loss) from continuing operations	815,974
Gain on sale of operating property	8,286,246
Net income (loss)	$9,102,220
Third-party investors’ share of net income (loss)	(4,551,110)
Company share of net income (loss)	$4,551,110

    Amounts classified as:

Company’s share of income (loss) from unconsolidated entities	$333,628
Company’s share of gain on sale of unconsolidated property	4,217,482
Tax effects from sale of unconsolidated property and other parent-level costs	102,673
Income (loss) from unconsolidated entities and gain on sale of unconsolidated property	$4,653,783

Note 10. Development and Redevelopment Activities

2013 Development Activities

Delray Marketplace

In 2013, the Company substantially completed construction on Delray Marketplace in Delray Beach, Florida.  The center is anchored by Publix and Frank Theatres along with a number of restaurants and retailers including Burt and Max’s Grille, Charming Charlie’s, Chico’s, White House | Black Market, Ann Taylor Loft, and Jos. A Bank.

Holly Springs Towne Center – Phase I

In 2013, the Company substantially completed construction on Holly Springs Towne Center – Phase I near Raleigh, North Carolina and transitioned the project to the operating portfolio.  The center is anchored by Target (non-owned), Dick’s Sporting Goods, Marshalls, and Petco.

Parkside Town Commons – Phases I and II

In 2013, the Company commenced construction on both phases of Parkside Town Commons near Raleigh, North Carolina and transitioned the projects to an under-construction development project.  Phase I will be anchored by Harris Teeter (ground lease), Petco, and a non-owned Target.  Phase II will be anchored by Frank Theatres, Golf Galaxy, Field & Stream, and Toby Keith’s Bar & Grill. In November 2013, the Company closed on a construction loan with a capacity of $87.2 million.

2013 Redevelopment Activities

Four Corner Square

In 2013, the Company substantially completed construction on the redevelopment and expansion of Four Corner Square near Seattle, Washington and transitioned the project to the operating portfolio.  The center is anchored by Grocery Outlet, Walgreens, and Do It Best Hardware.  As part of finalizing its redevelopment plans, the Company reduced the estimated useful lives of certain assets that were demolished and recognized $2.2 million of accelerated depreciation and amortization in 2012.

Rangeline Crossing

In 2013, the Company substantially completed construction on the redevelopment of Rangeline Crossing near Indianapolis, Indiana and transitioned the project to the operating portfolio. The center is anchored by Earth Fare and Walgreens.  As part of finalizing its redevelopment plans, the Company reduced the estimated useful lives of certain assets that were demolished and recognized $2.0 million of accelerated depreciation and amortization in 2012.

Bolton Plaza

In 2012, the Company executed a lease with LA Fitness to occupy the remaining vacant anchor space at this property and transitioned the property to an in-process redevelopment.  Construction continues as of December 31, 2013, and LA Fitness is expected to open in the first quarter of 2014.  As part of finalizing its redevelopment plans, the Company reduced the estimated useful lives of certain assets that were demolished and recognized $2.3 million of accelerated depreciation and amortization in 2013.

King’s Lake Square

In 2013, the Company transitioned King’s Lake Square to an under construction redevelopment project upon commencement of construction of a new and upgraded Publix grocery store.  The Company expects to complete construction in the second quarter of 2014.  As part of finalizing its plans, the Company reduced the estimated useful lives of certain assets that were demolished and recognized $2.5 million of accelerated depreciation and amortization in 2013.

Note 11. Property Acquisition Activities

The results of operations for all acquired properties during the years ended December 31, 2013, 2012, and 2011, respectively, have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition.

Acquisition costs include transactions costs for completed and prospective acquisitions, which are expensed as incurred. Acquisition costs for the years ended December 31, 2013 and 2012 were $2.2 million and $0.4 million, respectively.  Acquisitions costs for the year ended December 31, 2011 were not material.

2013 Acquisition Activities

In 2013, the Company acquired thirteen properties.  In connection with these acquisitions, the Company made preliminary allocations of the purchase price of the properties primarily to the fair value of tangible assets (land, building, and improvements) as well as to intangibles.  All of the properties were acquired with cash.  Estimated purchase price allocations are subject to revision within the measurement period, not to exceed one year.

In January, the Company acquired Shoppes of Eastwood in Orlando, Florida for a purchase price of $11.6 million.

In April, the Company acquired Cool Springs Market in Franklin, Tennessee (Nashville MSA) for a purchase price of $37.6 million.

In May, the Company acquired Castleton Crossing in Indianapolis, Indiana for a purchase price of $39.0 million.

In August, the Company acquired Toringdon Market in Charlotte, North Carolina for a purchase price of $15.9 million.

In November, the Company acquired a portfolio of nine retail properties located in Texas, Florida, Georgia, and Alabama for a purchase price of $304.0 million.

The fair value of the real estate and related assets acquired were primarily determined using the income approach.  The income approach required the Company to make assumptions about market leasing rates, tenant-related costs, discount rates, and disposal values.  The estimates of fair value were determined to have primarily relied upon Level 3 inputs, as previously defined.  The ranges of the most significant assumptions utilized in determining the value of the real estate and related assets of each building acquired during 2013 are as follows:

	Low	High
Lease-up period (months)	9	15
Net rental rate per square foot – Anchor (greater than 10,000 square feet)	$5.40	$18.40
Net rental rate per square foot – Small Shops	$12.00	$28.00
Discount rate	8.25%	9.75%

The following table summarizes our preliminary allocation of the fair value of amounts recognized for each major class of asset and liability for these acquisitions:

Investment properties	$419,079,535
Lease-related intangible assets	19,537,495
Other assets	292,846
Total acquired assets	438,909,876

Accounts payable and accrued expenses	2,203,916
Deferred revenue and other liabilities, including lease intangible liabilities	29,290,785
Total assumed liabilities	31,494,701

Fair value of acquired net assets	$407,415,175

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 4.6 years.

The following table summarizes the revenue and earnings of the acquired properties since the respective acquisition dates, which are included in the consolidated statements of operations for the year ended December 31, 2013:

Year ended December 31, 2013
Rental income	$9,821,419
Expenses:
Property operating	1,285,201
Real estate taxes and other	1,151,190
Depreciation and amortization	5,556,313
Total expenses	7,992,704
Net income impact from 2013 acquisitions	$1,828,715

The following table summarizes the pro-forma information of the Company for the year ended December 31, 2013 as though all of the properties acquired in 2013 were acquired on January 1, 2013:

	Kite Realty Group Trust	Acquired Properties (unaudited)	Combined (unaudited)
Rental income	$129,488,327	$29,503,235	$158,991,562
Expenses:
Property operating	21,729,251	3,992,839	25,722,090
Real estate taxes and other	15,262,928	3,264,739	18,527,667
Depreciation and amortization	54,479,023	20,999,760	75,478,783
Total expenses	91,471,202	28,257,338	119,728,540
Operating income	$38,017,125	$1,245,897	$39,263,022

Consolidated net loss	$(3,535,255)	$1,245,897	$(2,289,358)

Net loss per common share attributable to Kite Realty Group Trust common shareholders – basic and diluted			$(0.08)

The following table summarizes the pro-forma information of the Company for the year ended December 31, 2012 as though all of the properties acquired in 2013 were acquired on January 1, 2012:

	Kite Realty Group Trust	Acquired Properties (unaudited)	Combined (unaudited)
Rental income	$96,539,443	$38,346,517	$134,885,960
Expenses:
Property operating	16,756,287	5,026,038	21,782,325
Real estate taxes and other	12,857,722	4,135,571	16,993,293
Depreciation and amortization	38,834,559	27,006,667	65,841,226
Total expenses	68,448,568	36,168,276	104,616,844
Operating income	$28,090,875	$2,178,241	$30,269,116

Consolidated net loss	$(3,704,784)	$2,178,241	$(1,526,543)

Net loss per common share attributable to Kite Realty Group Trust common shareholders – basic and diluted			$(0.08)

2012 Acquisition Activities

In 2012, the Company acquired four properties.  In connection with these acquisitions, the Company allocated the purchase price to the fair value of tangible assets (land, building, and improvements) as well as to intangibles.

In June, the Company acquired Cove Center in Stuart, Florida for a purchase price of $22.1 million.

In July, the Company acquired 12th Street Plaza in Vero Beach, Florida for a purchase price of $15.2 million.  The Company assumed a $7.9 million mortgage with a fixed interest rate of 5.67%, maturing in August 2013, as part of the acquisition.

In December, the Company acquired Plaza Green and Publix at Woodruff for $28.8 million and $9.1 million, respectively.  Both of these properties are located in Greenville, South Carolina.

The fair value of the real estate and related assets acquired were primarily determined using the income approach.  The income approach required the Company to make assumptions about market leasing rates, tenant-related costs, discount rates, and disposal values.  The estimates of fair value were determined to have primarily relied upon Level 3 inputs, as previously defined.

The following table summarizes our final allocation of the fair value of amounts recognized for each major class of asset and liability for these acquisitions.  This allocation does not differ materially from the initial allocation.

Real Estate assets	$76,530,776
Lease-related intangible assets	2,209,098
Other assets	8,072
Total acquired assets	78,747,946

Secured debt	8,086,135
Deferred revenue and other liabilities	4,952,545
Total assumed liabilities	13,038,680

Fair value of acquired net assets	$65,709,266

2011 Acquisition Activities

In February, the Company acquired Oleander Pointe, an unencumbered shopping center in Wilmington, North Carolina, for a purchase price of $3.5 million.  In June, the Company acquired Lithia Crossing, an unencumbered shopping center in Tampa, Florida for a purchase price of $13.3 million.  The Company allocated the purchase price for both acquisitions to the fair value of tangible assets and intangibles.

Note 12. Discontinued Operations

In September 2013, the Company sold its Cedar Hill Village property in Dallas, Texas.  In July 2013, foreclosure proceedings were completed on the Kedron Village property and the mortgage lender took title to the property in satisfaction of principal and interest due on the mortgage (see Note 5).  As of December 31, 2013, the Company has classified its 50th & 12th operating property as held for sale.  This property was sold on January 7, 2014 for a gain.

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

The activities of these properties are reflected as discontinued operations in the accompanying consolidated statements of operations.

The results of the discontinued operations related to these properties were comprised of the following for the years ended December 31, 2013, 2012, and 2011:

	Year ended December 31,
	2013	2012	2011
Rental income	$2,565,392	$8,839,352	$12,420,718
Expenses:
Property operating	117,036	1,081,100	1,777,931
Real estate taxes and other	198,416	1,230,200	1,392,234
Depreciation and amortization	844,245	2,963,318	3,954,273
Impairment charge	5,371,427	—	—
Total expenses	6,531,124	5,274,618	7,124,438
Operating (loss) income	(3,965,732)	3,564,734	5,296,280
Interest expense	(571,190)	(2,909,087)	(3,666,360)
(Loss) income from discontinued operations	(4,536,922)	655,647	1,629,920
Gain on debt extinguishment	1,241,724	—	—
Gain (loss) on sale of operating property	486,540	7,094,238	(397,909)
Total (loss) income from discontinued operations	$(2,808,658)	$7,749,885	$1,232,011

(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	$(2,620,478)	$5,316,744	$1,097,098
(Loss) income from discontinued operations attributable to noncontrolling interests	(188,180)	2,433,141	134,913
Total (loss) income from discontinued operations	$(2,808,658)	$7,749,885	$1,232,011

Note 13. Mortgage Loans and Other Indebtedness

Mortgage and other indebtedness consist of the following at December 31, 2013 and 2012:

	Balance at December 31,
Description	2013	2012
Unsecured Revolving Credit Facility
Matures February 20171; maximum borrowing level of $200.0 million and $163.5 million available at December 31, 2013 and 2012, respectively; interest at LIBOR + 1.95%2 or 2.12% at December 31, 2013 and interest at LIBOR + 2.40%2 or 2.61% at December 31, 2012	$145,000,000	$94,624,200
Unsecured Term Loan
Matures August 20183; interest at LIBOR + 1.80%2 or 1.97% at December 31, 2013 and interest at LIBOR + 2.60%2 or 2.81% at December 31, 2012	230,000,000	125,000,000
Notes Payable Secured by Properties under Construction—Variable Rate
Generally interest only; maturing at various dates through 2016; interest at LIBOR+2.00%-2.50%, ranging from 2.17% to 2.67% at December 31, 2013 and interest at LIBOR+2.00%-2.50%, ranging from 2.21% to 2.71% at December 31, 2012	144,388,705	72,156,149
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2022; interest rates ranging from 5.42% to 6.78% at December 31, 2013 and interest rates ranging from 5.42% to 6.78% at December 31, 2012	276,504,111	338,765,294
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing at various dates through 2020; interest at LIBOR + 1.25%-2.94%, ranging from 1.42% to 3.11% at December 31, 2013 and interest at LIBOR + 1.25%-3.25%, ranging from 1.46% to 3.46% at December 31, 2012	61,186,570	69,171,405
Net premium on acquired indebtedness	64,688	191,720
Total mortgage and other indebtedness	$857,144,074	$699,908,768

____________________
1	The maturity date may be extended for an additional year at the Company’s option subject to certain conditions.

2	The rate on the Company’s unsecured revolving credit facility and Term Loan varied at certain parts of the year due to provisions in the agreement and the amendment and restatement of the agreement.

3	The maturity date may be extended for an additional six months at the Company’s option subject to certain conditions.

The one month LIBOR interest rate was 0.17% and 0.21% as of December 31, 2013 and 2012, respectively.

For the year ended December 31, 2013, the Company had loan borrowing proceeds of $528.6 million and loan repayments of $342.0 million.  The major components of this activity are as follows:

•	In January, a draw of $11.6 million was made on the unsecured revolving credit facility to fund the acquisition of Shoppes of Eastwood in Orlando, Florida (see Note 11);

•	Pay downs totaling $74.2 million were made on the unsecured revolving credit facility using a portion of the proceeds of the common share offering during the second quarter;

•
In the second quarter, draws of $21.0 million and $39.0 million were made on the unsecured revolving credit facility to fund the acquisition of Cool Springs Market and Castleton Crossing (see Note 11);

•	In June, a draw of $7.6 million was made on the unsecured revolving credit facility to fund the payoff of the loan secured by 12th Street Plaza;

•	In August, a draw of $17.0 million was made on the unsecured revolving credit facility to fund the acquisition of Toringdon Market (see Note 11);

•	In August, a draw of $14.0 million was made on the unsecured revolving credit facility to fund the payoff of the loan secured by Ridge Plaza;

•
In August, proceeds of $105 million from the expansion of the amended Term Loan were received.  The Company utilized $101.9 million to pay down the Company’s unsecured revolving credit facility.  The remaining proceeds of $3.1 million were utilized to fund loan costs of the amended Term Loan and redevelopment and development costs;

•	In September, a pay down of $7.5 million was made on the unsecured revolving credit facility using the proceeds of the sale of Cedar Hill Village operating property (see Note 12);

•	In December, the Company closed on a seven-year variable rate loan for its 30 South Meridian commercial property totaling $18.9 million. This loan replaced a fixed rate loan, which was retired;

•	A net draw of $86.9 million on the unsecured revolving credit facility was used to fund a portion of the purchase price of the portfolio of nine unencumbered retail properties;

•	Draws totaling $21.0 million were made on the unsecured revolving credit facility to fund redevelopment and tenant improvement costs at various properties throughout the period;

•
Draws were made on construction loans related to the Delray Marketplace, Holly Springs Towne Center – Phase I, Parkside Town Commons, Four Corner Square, Rangeline Crossing, and Zionsville Walgreens developments totaling $77.4 million throughout the period; and

•	The Company made scheduled principal payments totaling $6.3 million.

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

On August 21, 2013, the Company amended its existing Unsecured Term Loan (as amended, the “amended Term Loan”) and increased the borrowing thereunder from $125 million to $230 million.   The amended Term Loan has a maturity date of August 21, 2018, which may be extended for an additional six months at the Company’s option subject to certain conditions.  The interest rate applicable to the amended Term Loan was reduced to LIBOR plus 145 to 245 basis points, depending on the Company’s leverage, a decrease of between 45 and 65 basis points across the leverage grid.  The amended Term Loan also provides for an additional increase in total borrowing of up to $300 million, subject to certain conditions, including obtaining commitments from any one or more lender.

The amount that the Company may borrow under the unsecured facility is based on the value of assets in its unencumbered property pool.  As of December 31, 2013, the Company had 66 unencumbered properties and other assets used to calculate the value of the unencumbered property pool, of which 55 were wholly owned and five of which were owned through joint ventures.  The major unencumbered assets include: 12th Street Plaza, Beechwood Promenade, Broadstone Station, Burnt Store Promenade, Castleton Crossing, Clay Marketplace, Cobblestone Plaza, Cool Springs Market, The Corner, Courthouse Shadows, Cove Center, Estero Town Commons, Fox Lake Crossing, Glendale Town Center, Hunter’s Creek Promenade, King's Lake Square, Kingwood Commons, Lakewood Promenade, Lithia Crossing, Market Street Village, Northdale Promenade, Oleander Place, Portofino Shopping Center, Shoppes at Plaza Green, Publix at Woodruff, Ridge Plaza, Rivers Edge, Red Bank Commons, Shops at Eagle Creek, Shoppes of Eastwood, Tarpon Bay Plaza, Traders Point II, Trussville Promenade I, Trussville Promenade II, Toringdon Market, Union Station Parking Garage, Gainesville Plaza, and Waterford Lakes Village.

In addition, the Company had letters of credit outstanding which totaled $4.2 million.  As of December 31, 2013, there were no amounts advanced against these instruments.

The amount that the Company may borrow under the unsecured revolving credit facility is based on the value of assets in its unencumbered property pool.  As of December 31, 2013, the maximum amount that may be borrowed under the unsecured revolving credit facility was $200 million.  The amount available for future borrowings was approximately $51 million.  In addition, there are five unencumbered assets that would provide approximately $135 million (unaudited) of additional borrowing capacity under the unsecured revolving credit if they were contributed to the unencumbered property pool and the accordion feature was exercised.

The Company’s ability to borrow under the unsecured facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured facility requires that the Company satisfy certain financial covenants, including:

•	a maximum leverage ratio of 60%, with a surge provision permitting the maximum leverage ratio to increase to 62.5% for one period of up to two consecutive quarters;

•	Adjusted EBITDA (as defined in the unsecured facility) to fixed charges coverage ratio of at least 1.50 to 1;

•	minimum tangible net worth (defined as Total Asset Value less Total Indebtedness) of $350 million (plus 75% of the net proceeds of any future equity issuances);

•
the aggregate amount of unsecured debt of Company, Operating Partnership and their respective subsidiaries not exceeding the lesser of (a) 62.5% of the value of all properties then included in an unencumbered pool of properties that satisfy certain requirements and (b) the maximum principal amount of debt which would not cause the ratio of certain net operating income less capital reserves to debt service under the Credit Agreement to be less than 1.40 to 1;

•	ratio of secured indebtedness to total asset value of no more than .55 to 1;

•	minimum unencumbered property pool occupancy rate of 80%;

•	ratio of floating rate debt to total asset value of no more than 0.35 to 1; and

•	ratio of recourse debt to total asset value of no more than 0.30 to 1.

The Company was in compliance with all applicable covenants under the unsecured facility and the Term Loan as of December 31, 2013.

Under the terms of the unsecured facility and Term Loan, the Company is permitted to make distributions to its shareholders of up to 95% of its funds from operations provided that no event of default exists.  If an event of default exists, the Company may only make distributions sufficient to maintain its REIT status.  However, the Company may not make any distributions if an event of default resulting from nonpayment or bankruptcy exists, or if its obligations under the credit facility are accelerated.

Mortgage and Construction Loans

Mortgage and construction loans are secured by certain real estate, are generally due in monthly installments of interest and principal and mature over various terms through 2022.

The following table presents maturities of mortgage debt, corporate debt, and construction loans as of December 31, 2013:

	Annual Principal Payments	Term Maturity	Total
2014	$6,044,747	$86,301,666	$92,346,413
2015	5,849,432	95,199,144	101,048,576
2016	4,997,512	144,709,305	149,706,817
20171	3,510,299	155,390,814	158,901,113
20182	3,387,165	234,253,649	237,640,814
Thereafter	7,815,649	109,620,004	117,435,653
	$31,604,804	$825,474,582	$857,079,386
Unamortized Premiums			64,688
Total			$857,144,074
____________________
1	Includes the Company’s unsecured revolving credit facility. The Company has the option to extend the maturity date by one year to February 26, 2018, subject to certain conditions.
2	Includes the Company’s unsecured Term Loan. The Company has the option to extend the maturity date by six months to February 21, 2019, subject to certain conditions.

The amount of interest capitalized in 2013, 2012, and 2011 was $5.1 million, $7.4 million, and $8.5 million, respectively.

Fair Value of Fixed and Variable Rate Debt

As of December 31, 2013, the fair value of fixed rate debt was approximately $289.9 million compared to the book value of $276.5 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 2.79% to 5.45%.  As of December 31, 2013, the fair value of variable rate debt was approximately $565 million compared to the book value of approximately $581 million. The fair value was estimated using cash flows discounted at current borrowing rates for similar instruments which ranged from 1.80% to 3.58%.

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

Note 14.  Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company currently have any derivatives that are not designated as cash flow hedges.  The Company has agreements with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of December 31, 2013, the Company was party to various consolidated cash flow hedge agreements totaling $326.8 million, which effectively fix certain variable rate debt over various terms through 2020.  Utilizing a weighted average spread over LIBOR on all variable rate debt resulted in a weighted average interest rate of 3.27%.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of December 31, 2013 and 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The fair value of the Company’s interest rate hedge assets, net as of December 31, 2013 was $1.1 million including accrued interest of $0.3 million.  As of December 31, 2013, $2.8 million is recorded in prepaid and other assets and $1.7 million is recorded in accounts payable and accrued expenses.  The fair values of the Company’s interest rate hedge liabilities as of December 31, 2012 were $5.9 million,  including accrued interest of $0.2 million as of December 31, 2012, and are recorded in accounts payable and accrued expenses.

The Company currently expects an increase to interest expense of approximately $3.5 million as the hedged forecasted interest payments occur over the next twelve months.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings during 2013.  During the years ended December 31, 2013, 2012 and 2011, $2.8 million, $1.5 million and $3.1 million, respectively, were reclassified as a reduction to earnings.

The Company’s share of net unrealized (losses) gains on its interest rate hedge agreements are the only components of its accumulated comprehensive (loss) income.  The following sets forth comprehensive income allocable to the Company for the years ended December 31, 2013, 2012, and 2011:

	Year ended December 31,
	2013	2012	2011
Net (loss) income attributable to Kite Realty Group Trust	$(2,849,735)	$(4,333,847)	$4,981,274
Other comprehensive income (loss) allocable to Kite Realty Group Trust1	6,611,393	(3,734,448)	1,376,005
Comprehensive income (loss) attributable to Kite Realty Group Trust	$3,761,658	$(8,068,295)	$6,357,279

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 15. Lease Information

Tenant Leases

The Company receives rental income from the leasing of retail and commercial space under operating leases.  The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold.  The weighted average remaining term of the lease agreements is approximately 6.6 years.  During the periods ended December 31, 2013, 2012, and 2011, the Company earned percentage rent of $0.6 million, $0.5 million, and $0.4 million, respectively.

As of December 31, 2013, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on sales volume, are as follows:

2014	$115,724,152
2015	107,531,418
2016	93,740,887
2017	82,430,618
2018	68,756,231
Thereafter	342,448,581
Total	$810,631,887

Lease Commitments

As of December 31, 2013, the Company was obligated under five ground leases for approximately 19 acres of land with four landowners, all of which require fixed annual rent payments.  The expiration dates of the initial terms of these ground leases range from 2015 to 2083.  These leases have five to ten year extension options ranging in total from 20 to 30 years. Ground lease expense incurred by the Company on these operating leases for the years ended December 31, 2013, 2012, and 2011 was $0.7 million, $0.6 million, and $0.7 million, respectively.

As further discussed in Note 17, the Company is obligated under a ground lease for one of its operating properties, Eddy Street Commons at the University of Notre Dame.  The Company makes ground lease payments to the University of Notre Dame for the land beneath the initial phase of the development.  This lease agreement is for a 75-year term at a fixed payment for the first two years, after which payments are based on a percentage of certain gross revenues.  Contingent amounts are not readily estimable and are not reflected in the table below for fiscal years 2014 and beyond.

Future minimum lease payments due under such leases for the next five years ending December 31 and thereafter are as follows:

2014	$461,040
2015	443,083
2016	406,881
2017	407,187
2018	44,499
Thereafter	66,839
Total	$1,829,529

Note 16. Shareholders’ Equity and Redeemable Noncontrolling Interests

Common Equity

In November 2013, the Company completed an equity offering of 36,800,000 common shares at an offering price of $6.16 per share for net offering proceeds of $217 million.  The Company initially used the proceeds to repay borrowings under its unsecured revolving credit facility and subsequently redeployed the proceeds to fund a portion of the purchase price of the portfolio of nine unencumbered retail properties (see Note 11).

In April and May of 2013, the Company completed an equity offering of 15,525,000 common shares at an offering price of $6.55 per share for net offering proceeds of $97 million.  The Company initially used the proceeds to repay borrowings under its unsecured revolving credit facility and subsequently redeployed the proceeds to acquire Cool Springs Market, Castleton Crossing, and Toringdon Market (see Note 11).

In October 2012, the Company completed an equity offering of 12,075,000 common shares at an offering price of $5.20 per share for net offering proceeds of $59.7 million.  These net proceeds initially were used to reduce the outstanding balance on the Company’s unsecured revolving credit facility, and subsequently were redeployed to acquire Publix at Woodruff and Shoppes at Plaza Green in Greenville, South Carolina and Shoppes at Eastwood in Orlando, Florida (see Note 11) and to fund redevelopment activities.

Accrued but unpaid distributions on common shares and units were $8.2 million and $5.1 million as of December 31, 2013 and 2012, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  These distributions were paid in January of the following year.

The Company has entered into Equity Distribution Agreements with certain sales agents pursuant to which it may sell, from time to time, up to an aggregate amount of $50 million of its common shares.  During the year ended December 31, 2013, no common shares were issued under these Equity Distribution Agreements.

Preferred Equity

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

Accrued but unpaid distributions on the Series A preferred shares were $0.7 million as of December 31, 2013 and 2012, respectively and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  These distributions were paid in March of the following year.

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

Redeemable Noncontrolling Interests

Concurrent with the Company’s IPO and related formation transactions, certain individuals received units of the Operating Partnership in exchange for their interests in certain properties.  These limited partners were granted the right to redeem Operating Partnership units on or after August 16, 2005 for cash or, at our election, common shares in an amount equal to the market value of an equivalent number of common shares at the time of redemption.  Such common shares must be registered, which is not fully in the Company’s control.  Therefore, the redeemable noncontrolling interest is not reflected in shareholder’s equity.  The Company also has the right to redeem the Operating Partnership units directly from the limited partner in exchange for either cash in the amount specified above or a number of common shares equal to the number of units being redeemed.  For the years ended December 31, 2013, 2012, and 2011, respectively, 90,000, 1,103,714, and 16,000 Operating Partnership units were exchanged for the same number of common shares.

Note 17. Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2013 and 2012.  This presentation includes reclassifications of properties disposed of in 2012 and 2013 as discontinued operations for all periods presented.

	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013
Total revenue	$31,035,859	$29,921,115	$32,552,873	$35,978,480
Operating income	8,727,382	5,575,107	5,738,338	7,550,938
Income (loss) from continuing operations	2,475,132	(1,511,589)	(1,880,804)	190,664
(Loss) income from discontinued operations	(418,363)	(5,742,224)	3,121,881	230,048
Consolidated net income (loss)	2,056,769	(7,253,813)	1,241,077	420,712
Net income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	319,970	(3,358,627)	(3,770,528)	(1,876,323)
Net loss attributable to Kite Realty Group Trust common shareholders	(82,148)	(8,706,867)	(857,813)	(1,659,158)
Net loss per common share – basic and diluted:
Net income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	0.00	(0.04)	(0.04)	(0.02)
Net loss attributable to Kite Realty Group Trust common shareholders	(0.00)	(0.10)	(0.01)	(0.01)
Weighted average Common Shares outstanding - basic and diliuted	77,834,032	91,066,817	93,803,896	113,474,270

	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012	Quarter Ended September 30, 2012	Quarter Ended December 31, 2012
Total revenue	$23,669,498	$23,137,244	$24,208,298	$25,524,403
Operating income	4,140,769	4,572,623	4,466,140	6,422,333
Loss from continuing operations	(1,807,342)	(1,190,492)	(1,409,186)	(7,047,649)
Income from discontinued operations	5,451,101	315,634	172,881	1,810,269
Consolidated net income (loss)	3,643,758	(874,858)	(1,236,305)	(5,237,380)
Net loss from continuing operations attributable to Kite Realty Group Trust common shareholders	(3,032,685)	(2,999,086)	(3,193,882)	(8,344,940)
Net loss attributable to Kite Realty Group Trust common shareholders	(31,074)	(2,717,700)	(3,038,160)	(6,466,915)
Net loss per common share – basic and diluted:
Net loss from continuing operations attributable to Kite Realty Group Trust common shareholders	(0.05)	(0.05)	(0.05)	(0.12)
Net loss attributable to Kite Realty Group Trust common shareholders	(0.00)	(0.04)	(0.05)	(0.09)
Weighted average Common Shares outstanding - basic and diluted	63,713,893	64,014,187	64,780,540	74,966,736

Note 18. Commitments and Contingencies

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

The City of South Bend has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which were used for the construction of the parking garage and infrastructure improvements to this project.  The majority of the bonds will be funded by real estate tax payments made by the Company and subject to reimbursement from the tenants of the property; however, the Company has no obligations to repay or guarantee the bonds.  If there are delays in the development, the Company is obligated to pay certain fees.  However, it has an agreement with the City of South Bend to limit its exposure to a maximum of $0.4 million as to such fees.  In addition, the Company will not be in default concerning other obligations under the agreement with the City of South Bend and its completion guarantee with the University of Notre Dame so long as it commences and diligently pursues the completion of its obligations under that agreement.

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

The Company is obligated under various completion guarantees with lenders and lease agreements with tenants to complete all or portions of its development and redevelopment projects. The Company believes it currently has sufficient financing in place to fund these projects and expect to do so primarily through existing or new construction loans.  In addition, if necessary, it may make draws on its unsecured facility.

As of December 31, 2013, the Company had outstanding letters of credit totaling $4.2 million.  At that date, there were no amounts advanced against these instruments.

Note 19. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which it matches 100% of the employee’s contribution up to 3% of the employee’s salary and 50% of the employee’s contribution over 3% and up to 5% of the employee’s salary, not to exceed an annual maximum of $17,500, except in certain limited circumstances.  The Company contributed $0.2 million to this plan for each of the years ended December 31, 2013, 2012, and 2011.

Note 20. Supplemental Schedule of Non-Cash Investing/Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Settlement of loan in acquisition of noncontrolling interest in Rangeline Crossing	$—	$—	$578,200
Accrued distribution to preferred shareholders	704,688	704,688	481,250
Payable due to PREI in connection with consolidation of Parkside Town Commons	—	4,924,994	—
Assumption of debt in connection with consolidation of Parkside Town Commons	—	14,440,000	—
Assumption of debt in connection with acquisition of 12th Street Plaza	—	8,086,135	—
Non-recourse debt related to Kedron Village foreclosure	29,194,834	—	—
Net assets of Kedron Village transferred to lender (excluding non-recourse debt)	27,953,110	—	—

Note 21. Related Parties

Subsidiaries of the Company provide certain management, construction management and other services to certain unconsolidated entities and to entities owned by certain members of the Company’s management.  During the years ended December 31, 2013, 2012 and 2011, the Company earned $0, $20,000, and $30,000, respectively from unconsolidated entities, and $40,000, $40,000 and $40,000, respectively from entities owned by certain members of management.

The Company reimburses an entity owned by certain members of the Company’s management for travel and related services.  During the years ended December 31, 2013, 2012 and 2011, amounts paid by the Company to this related entity were $0.3 million, $0.3 million, and $0.2 million, respectively.

Note 22. Subsequent Events

Agreement and Plan of Merger

On February 9, 2014, the Company signed a definitive merger agreement with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”), pursuant to which Inland Diversified will merge with and into a wholly-owned subsidiary of the Company in a stock-for-stock exchange with a transaction value of approximately $2.1 billion (unaudited), which includes the assumption of approximately $0.9 billion (unaudited) of debt.

Inland Diversified’s retail portfolio that the Company plans to acquire is comprised of 57 properties that are 95.3% (unaudited) leased as of December 31, 2013.  The properties are located in existing markets of the Company and new markets including Westchester, New York, Bayonne, New Jersey, Las Vegas, Nevada, Virginia Beach, Virginia, and Salt Lake City, Utah.  The Company also plans to acquire from Inland Diversified certain multifamily assets that the Company expects to sell following the close of the merger.

Under the terms of the merger agreement, Inland Diversified’s stockholders will receive newly issued common shares of beneficial interest of the Company in exchange for each share of Inland Diversified common stock based on the following:

• 1.707 shares of the Company for each share of Inland Diversified common stock, so long as the reference price for the Company’s shares (defined below) is equal to or less than $6.36;
• A floating ratio if the Company’s reference price is more than $6.36 or less than $6.58; such ratio determined by dividing $10.85 by the Company’s reference price;
• 1.650 shares of the Company for each share of Inland Diversified common stock if the Company’s reference price is $6.58 or greater;

•                  The reference price is the volume-weighted average trading price of the Company’s common shares for the ten consecutive trading days ending on the third trading day preceding Inland Diversified’s stockholder meeting.

The merger is expected to close late in the second quarter or in the third quarter of 2014, subject to the approval of shareholders of both companies and the satisfaction of other customary closing conditions.

Property Sale

    On March 7, 2014, the Company closed on the sale of its Red Bank Commons operating property for a sales price of $5.3 million.  There was a minor loss on the sale.

Dividend Declaration

On February 7, 2014, the Board of Trustees declared a quarterly preferred share cash distribution of $0.515625 per Series A Preferred Share covering the distribution period from December 2, 2013 to March 1, 2014 payable to shareholders of record as of February 21, 2014.  This distribution was paid on February 28, 2014.

Kite Realty Group Trust
Schedule III
Consolidated Real Estate and Accumulated Depreciation

		Initial Cost		Costs Capitalized		Gross Carrying Amount
				Subsequent to Acquisition/Development		Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name, Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Shopping Centers

12th Street Plaza *	$ -	$ 2,624,000	$ 13,792,742	$ -	$ 144,224	$ 2,624,000	$ 13,936,966	$ 16,560,966	$ 1,041,057	1978/2003	2012
50th & 12th	4,034,174	2,995,931	2,810,145	-	-	2,995,931	2,810,145	5,806,076	754,862	2004	NA
54th & College *	-	2,671,501	-	-	-	2,671,501	-	2,671,501	-	2008	NA
Bayport Commons	12,733,766	7,868,354	21,980,423	-	79,338	7,868,354	22,059,761	29,928,115	3,539,812	2008	NA
Beacon Hill Shopping Center	6,859,650	3,293,393	13,398,047	-	645,261	3,293,393	14,043,308	17,336,701	2,310,122	2006	NA
Beechwood Promenade	-	2,733,793	45,041,890	-	-	2,733,793	45,041,890	47,775,683	175,284	1961	2013
Boulevard Crossing	13,243,138	4,385,525	10,015,940	-	1,811,466	4,385,525	11,827,406	16,212,931	3,517,572	2004	NA
Bridgewater Marketplace	1,935,200	3,406,641	8,703,084	-	-	3,406,641	8,703,084	12,109,725	1,506,954	2008	NA
Burlington Coat *	-	29,000	2,772,992	-	-	29,000	2,772,992	2,801,992	864,386	1992/2000	2000
Burnt Store Promenade *	-	5,112,244	6,240,668	-	-	5,112,244	6,240,668	11,352,912	35,335	1989	2013
Castleton Crossing *	-	9,750,000	29,653,752	-	-	9,750,000	29,653,752	39,403,752	1,255,994	1975	2013
Centre at Panola *	2,864,780	1,985,975	8,208,503	-	56,996	1,985,975	8,265,499	10,251,474	2,556,279	2001	2004
Clay Marketplace *	-	1,398,101	8,771,579	-	-	1,398,101	8,771,579	10,169,680	34,635	1966/2003	2013
Cobblestone Plaza *	-	11,221,414	46,455,859	-	-	11,221,414	46,455,859	57,677,273	4,190,675	2011	NA
Cool Creek Commons *	16,903,926	6,062,351	15,109,012	-	791,808	6,062,351	15,900,820	21,963,171	4,906,842	2005	NA
Cool Springs Market *	-	12,684,400	23,866,531	-	-	12,684,400	23,866,531	36,550,931	1,317,492	1995	2013
Cornelius Gateway	-	1,249,447	3,530,854	-	-	1,249,447	3,530,854	4,780,301	660,176	2006	NA
Courthouse Shadows *	-	4,998,974	16,744,986	-	427,426	4,998,974	17,172,412	22,171,386	5,269,541	1987/1999	2006
Cove Center *	-	2,035,770	19,986,463	-	343,055	2,035,770	20,329,518	22,365,288	3,324,313	1984/2008	2012
DePauw University Bookstore & Café	-	63,765	667,460	-	-	63,765	667,460	731,225	84,447	2012	NA
Eastgate Pavilion	16,164,000	8,122,283	19,806,779	-	509,937	8,122,283	20,316,716	28,438,999	6,247,755	1995	2004
Eddy Street Commons	24,739,889	1,900,000	38,220,037	-	94,245	1,900,000	38,314,282	40,214,282	4,983,468	2009	NA
Estero Town Commons *	-	8,973,290	9,968,125	-	-	8,973,290	9,968,125	18,941,415	1,770,163	2006	NA
Fishers Station	7,733,720	3,735,807	11,831,378	-	439,612	3,735,807	12,270,990	16,006,797	5,043,672	1989	2004
Four Corner Square	-	9,231,259	21,750,854	-	901,643	9,231,259	22,652,497	31,883,756	4,034,696	1985	2004
Fox Lake Crossing *	-	5,684,724	9,324,308	-	244,326	5,684,724	9,568,634	15,253,358	2,586,507	2002	2005
Gainesville Plaza *	-	5,437,373	9,998,346	-	5,778	5,437,373	10,004,124	15,441,497	2,512,451	1970	2004
Geist Pavilion	10,863,420	1,367,816	9,788,966	-	1,700,969	1,367,816	11,489,935	12,857,751	3,274,778	2006	NA
Glendale Town Center *	-	1,494,469	45,947,464	-	542,631	1,494,469	46,490,095	47,984,564	21,085,947	1958/2008	1999
Greyhound Commons *	-	2,641,246	866,993	-	-	2,641,246	866,993	3,508,239	377,385	2005	NA
Hamilton Crossing	12,660,991	5,672,477	9,918,492	-	734,423	5,672,477	10,652,915	16,325,392	3,506,811	1999	2004
Holly Springs Towne Center - Phase I	33,537,912	12,035,316	46,085,657	-	-	12,035,316	46,085,657	58,120,973	893,462	2013	NA
Hunters Creek Promenade	-	8,335,007	12,831,340	-	-	8,335,007	12,831,340	21,166,347	39,418	1994	2013
Indian River Square	12,451,226	5,180,000	9,650,940	-	544,711	5,180,000	10,195,651	15,375,651	4,530,956	1997/2004	2005
International Speedway Square *	20,300,144	7,769,277	19,493,923	-	7,709,081	7,769,277	27,203,004	34,972,281	10,925,583	1999	NA

		Initial Cost		Costs Capitalized		Gross Carrying Amount
				Subsequent to Acquisition/Development		Close of Period
			Building &		Building &		Building &		Accumulated	Year Built/	Year
Name, Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Shopping centers (continued)

Kingwood Commons	-	5,715,450	31,057,937	-	-	5,715,450	31,057,937	36,773,387	105,349	1999	2013
Lakewood Promenade	-	1,783,240	25,833,519	-	-	1,783,240	25,833,519	27,616,759	83,304	1948/1998	2013
Lithia Crossing *	-	3,064,698	10,106,252	-	3,604,569	3,064,698	13,710,821	16,775,519	1,632,326	1993/2003	2011
Market Street Village *	-	9,764,381	18,745,417	-	2,024,869	9,764,381	20,770,286	30,534,667	6,087,352	1970/2004	2005
Naperville Marketplace	9,313,838	5,364,101	12,187,580	-	-	5,364,101	12,187,580	17,551,681	2,293,144	2008	NA
Northdale Promenade *	-	1,718,254	23,187,048	-	-	1,718,254	23,187,048	24,905,302	83,079	1985/2002	2013
Oleander Place *	-	862,500	6,178,838	-	-	862,500	6,178,838	7,041,338	477,330	2012	2011
Pine Ridge Crossing	17,086,058	5,639,675	18,659,718	-	655,263	5,639,675	19,314,981	24,954,656	5,121,759	1993	2006
Plaza at Cedar Hill *	-	5,782,304	37,855,288	-	9,030,157	5,782,304	46,885,445	52,667,749	12,308,099	2000	2004
Plaza Volente	26,849,712	4,600,000	29,387,611	-	745,476	4,600,000	30,133,087	34,733,087	8,001,719	2004	2005
Portofino Shopping Center	-	4,754,341	75,897,119	-	-	4,754,341	75,897,119	80,651,460	268,264	1999	2013
Publix at Acworth	6,888,354	1,356,601	8,273,959	38,778	775,549	1,395,379	9,049,508	10,444,887	2,482,013	1996	2004
Publix at Woodruff *	-	1,783,100	7,520,346	-	50,500	1,783,100	7,570,846	9,353,946	992,736	1997	2012
Rangeline Crossing	16,459,032	2,042,885	16,221,509	-	-	2,042,885	16,221,509	18,264,394	3,247,678	1986/2013	NA
Red Bank Commons *	-	1,408,328	4,764,511	-	236,195	1,408,328	5,000,706	6,409,034	1,369,165	2005	NA
Ridge Plaza *	-	4,664,000	17,484,274	-	743,346	4,664,000	18,227,620	22,891,620	6,147,577	2002	2003
Riverchase	10,251,635	3,888,945	11,860,003	-	1,157,770	3,888,945	13,017,773	16,906,718	2,714,060	1991/2001	2006
Rivers Edge Shopping Center *	-	5,646,522	31,385,832	-	-	5,646,522	31,385,832	37,032,354	3,358,045	2011	2008
Shoppes at Plaza Green *	-	3,748,801	25,201,172	-	50,953	3,748,801	25,252,125	29,000,926	1,644,604	2000	2012
Shoppes of Eastwood *	-	1,687,734	10,821,385	-	-	1,687,734	10,821,385	12,509,119	803,476	1997	2013
Shops at Eagle Creek *	-	2,877,727	8,018,387	200,087	4,081,983	3,077,814	12,100,370	15,178,184	2,642,849	1998	2003
Stoney Creek Commons *	-	627,964	4,599,185	-	4,712,289	627,964	9,311,474	9,939,438	1,236,209	2000	NA
Sunland Towne Centre *	24,289,082	14,773,536	22,973,090	-	4,357,999	14,773,536	27,331,089	42,104,625	7,107,812	1996	2004
Tarpon Bay Plaza *	-	5,370,399	24,520,177	-	158,502	5,370,399	24,678,679	30,049,078	4,794,590	2007	NA
The Corner *	-	303,916	3,995,132	-	1,466,543	303,916	5,461,675	5,765,591	2,978,731	1984/2003	1984
The Shops at Otty *	-	26,000	2,150,737	-	200,092	26,000	2,350,829	2,376,829	757,972	2004	NA
Toringdon Market *	-	5,448,400	9,904,419	-	-	5,448,400	9,904,419	15,352,819	226,895	2004	2013
Traders Point	44,348,363	9,443,449	37,348,157	-	526,502	9,443,449	37,874,659	47,318,108	10,446,566	2005	NA
Traders Point II *	-	2,375,797	7,202,988	-	309,837	2,375,797	7,512,825	9,888,622	1,972,816	2005	NA
Trussville Promenade	-	9,122,992	45,615,194	-	-	9,122,992	45,615,194	54,738,186	196,588	1999	2013
Waterford Lakes Village *	-	2,316,674	7,435,244	-	206,178	2,316,674	7,641,422	9,958,096	2,556,408	1997	2004
Whitehall Pike	6,748,326	3,688,857	6,109,115	-	120,742	3,688,857	6,229,857	9,918,714	3,877,778	1999	NA
Zionsville Walgreen's	4,594,000	2,055,035	2,480,313	-	-	2,055,035	2,480,313	4,535,348	79,741	2012	NA

Total Shopping Centers	363,854,334	307,857,529	1,178,215,987	238,865	52,942,245	308,096,394	1,231,158,232	1,539,254,626	207,254,864

Commercial Properties

Thirty South	18,900,000	1,643,415	10,017,768	-	17,339,030	1,643,415	27,356,798	29,000,213	8,944,809	1905/2002	2001
Union Station Parking Garage *	-	903,627	2,642,598	-	599,174	903,627	3,241,772	4,145,399	1,181,026	1986	2001
Total Commercial Properties	18,900,000	2,547,042	12,660,366	-	17,938,204	2,547,042	30,598,570	33,145,612	10,125,835

		Initial Cost		Costs Capitalized		Gross Carrying Amount
				Subsequent to Acquisition/Development		Close of Period
			Building &		Building &		Building &		Accumulated	Year Built/	Year
Name, Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Under Construction Development and Redevelopment Properties

Bolton Plaza *	-	3,733,426	15,690,410	-	-	3,733,426	15,690,410	19,423,836	4,889,325
Courthouse Shadows *	-	471,006	-	-	-	471,006	-	471,006	-
Delray Marketplace	59,044,577	22,202,495	86,511,480	-	-	22,202,495	86,511,480	108,713,975	1,755,858
Four Corner Square	18,885,990	696,722	6,997,298	-	-	696,722	6,997,298	7,694,020	-
Gainesville Plaza *			210,344	-	-	-	210,344	210,344	-
King's Lake Square *	-	4,519,000	13,431,973	-	-	4,519,000	13,431,973	17,950,973	5,260,123
KRG Development	-	-	7,003	-	-	-	7,003	7,003	-
Parkside Town Commons - Phase I	3,181,997	2,567,764	31,552,685	-	-	2,567,764	31,552,685	34,120,449	-
Parkside Town Commons - Phase II	13,279,198	6,957,266	18,049,798	-	-	6,957,266	18,049,798	25,007,064	-
Rangeline Crossing	-	-	2,092,112	-	-	-	2,092,112	2,092,112	-
Total Development Properties	94,391,761	41,147,679	174,543,103	-	-	41,147,679	174,543,103	215,690,782	11,905,306

Other **

951 & 41	5,000,000	19,013,566	-	-	-	19,013,566	-	19,013,566	-
Beacon Hill Shopping Center	-	3,590,703	-	-	-	3,590,703	-	3,590,703	-
Bridgewater Marketplace	-	1,892,909	-	-	-	1,892,909	-	1,892,909	-
Eagle Creek IV *	-	1,905,999	-	-	-	1,905,999	-	1,905,999	-
Eddy Street Commons *	-	1,924,820	-	-	-	1,924,820	-	1,924,820	-
Fox Lake Crossing II	-	3,458,414	-	-	-	3,458,414	-	3,458,414	-
Gateway Shopping Center	-	408,000	-	-	-	408,000	-	408,000	-
Holly Springs - Phase II *	-	16,353,662	-	-	-	16,353,662	-	16,353,662	-
KR New Hill *	-	4,362,362	-	-	-	4,362,362	-	4,362,362	-
KR Peakway	-	6,032,105	-	-	-	6,032,105	-	6,032,105	-
KRG Peakway	-	16,215,375	-	-	-	16,215,375	-	16,215,375	-
Pan Am Plaza	-	8,797,837	-	-	-	8,797,837	-	8,797,837	-
Parkside Town Commons - Phase III	-	41,189	-	-	-	41,189	-	41,189	-
Total Other	5,000,000	83,996,941	-	-	-	83,996,941	-	83,996,941	-

Line of credit/Term Loan - see *	375,000,000	-	-	-	-	-	-	-	-
Grand Total	$ 857,146,095	$ 435,549,191	$ 1,365,419,456	$ 238,865	$ 70,880,449	$ 435,788,056	$ 1,436,299,905	$ 1,872,087,961	$ 229,286,005

____________________
*	This property or a portion of the property is included as an Unencumbered Pool Property used in calculating the Company’s line of credit borrowing base.

**
This category generally includes land held for development.  The Company also has certain additional land parcels at its development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

Note 1. Reconciliation of Investment Properties

The changes in investment properties of the Company for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Balance, beginning of year	$1,390,213,220	$1,268,253,652	$1,194,766,485
Acquisitions	419,079,535	76,530,776	17,383,640
Consolidation of subsidiary	—	33,701,408	—
Improvements	111,968,165	106,307,456	67,626,743
Disposals	(49,172,959)	(94,580,072)	(11,523,216)
Balance, end of year	$1,872,087,961	$1,390,213,220	$1,268,253,652

The unaudited aggregate cost of investment properties for federal tax purposes as of December 31, 2013 was $1.6 billion.

Note 2. Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Balance, beginning of year	$190,972,644	$174,167,146	$147,889,371
Depreciation expense	49,391,709	37,429,281	32,706,686
Disposals	(11,078,348)	(20,623,783)	(6,428,911)
Balance, end of year	$229,286,005	$190,972,644	$174,167,146

Depreciation of investment properties reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	20-35 years
Building improvements	10-35 years
Tenant improvements	Term of related lease
Furniture and Fixtures	5-10 years

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Articles Supplementary designating Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporate by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

3.3
Articles Supplementary establishing additional shares of Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share
Incorporated by reference to Exhibit 3.1 to Kite Realty Group Trust’s registration statement of Form 8-A filed on December 7, 2010

3.4	First Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2012

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.4	Employment Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.5	Employment Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.6	Employment Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.7	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.8	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.9	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.10	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.19	Indemnification Agreement, dated as of November 3, 2008, by and between Kite Realty Group, L.P. and Darell E. Zink, Jr.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2008

10.20	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group, L.P. and Victor J. Coleman *	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

10.21	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and Christie B. Kelly *	Filed herewith

10.22	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and David R. O’Reilly *	Filed herewith

10.23	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and Barton R. Peterson *	Filed herewith

10.24	Kite Realty Group Trust Equity Incentive Plan, as amended*	Incorporated by reference to the Kite Realty Group Trust definitive Proxy Statement, filed with the SEC on April 10, 2009

10.25	Kite Realty Group Trust Executive Bonus Plan*	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.26	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.27
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.28	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.29	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.30	Form of Nonqualified Share Option Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.31	Form of Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.32	Schedule of Non-Employee Trustee Fees and Other Compensation*	Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2013

10.33	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.34	Consulting Agreement, dated as of March 31, 2009, by and between the Company and Alvin E. Kite, Jr.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on April 6, 2009

10.35

Third Amended and Restated Credit Agreement, dated as of February 26, 2013, by and among the Operating Partnership, the Company, KeyBank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association, as successor to Wachovia Bank, National Association, as Documentation Agent, KeyBanc Capital Markets and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2013

10.36	Second Amended and Restated Guaranty, dated as of February 26, 2013, by the Company and certain subsidiaries of the Operating Partnership party thereto.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2013

10.37
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
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

10.38
First Amendment to Term Loan Agreement, dated as of February 26, 2013, by and among the Operating Partnership, the Company, certain subsidiaries of the Operating Partnership party thereto, KeyBank National Association, as a lender and as Administrative Agent, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2013

10.39
Second Amendment to Term Loan Agreement, dated as of August 21, 2013, by and among the Operating Partnership, the Company, certain subsidiaries of the Operating Partnership party thereto, KeyBank National Association, as a lender and as Administrative Agent, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 27, 2013

10.40	Guaranty, dated as of April 30, 2012, by the Company and certain subsidiaries of the Operating Partnership party thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

12.1	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

____________________
* Denotes a management contract or compensatory, plan contract or arrangement.