Form 10-Q
period 2014-03-31
KITE REALTY GROUP TRUST
filed 2014-05-12
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of Common Shares outstanding as of May 1, 2014 was 131,527,053 ($.01 par value)

KITE REALTY GROUP TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
Assets:
Investment properties, at cost:
Land	$328,137	$333,458
Land held for development	55,944	56,078
Buildings and improvements	1,355,318	1,351,642
Furniture, equipment and other	6,531	4,970
Construction in progress	117,579	130,909
	1,863,509	1,877,057
Less: accumulated depreciation	(238,659)	(232,580)
	1,624,850	1,644,477

Cash and cash equivalents	31,876	18,134
Tenant receivables, including accrued straight-line rent of $15,118 and $14,490, respectively, net of allowance for uncollectible accounts	26,756	24,768
Other receivables	3,431	4,567
Escrow deposits	11,186	11,046
Deferred costs, net	54,976	56,388
Prepaid and other assets	6,815	4,547
Total Assets	$1,759,890	$1,763,927

Liabilities and Equity:
Mortgage and other indebtedness	$871,334	$857,144
Accounts payable and accrued expenses	52,838	61,437
Deferred revenue and other liabilities	41,935	44,313
Total Liabilities	966,107	962,894
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	39,851	43,928
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively, with a liquidation value of $102,500	102,500	102,500
Common Shares, $.01 par value, 200,000,000 shares authorized, 131,527,053 shares and 130,826,217 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,315	1,308
Additional paid in capital and other	825,337	821,526
Accumulated other comprehensive income	686	1,353
Accumulated deficit	(179,461)	(173,130)
Total Kite Realty Group Trust Shareholders' Equity	750,377	753,557
Noncontrolling Interests	3,555	3,548
Total Equity	753,932	757,105
Total Liabilities and Equity	$1,759,890	$1,763,927

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
Minimum rent	$31,260	$20,480
Tenant reimbursements	9,163	5,556
Other property related revenue	2,237	5,005
Total revenue	42,660	31,041
Expenses:
Property operating	7,315	5,101
Real estate taxes	5,113	3,511
General, administrative, and other	3,106	2,140
Merger and acquisition costs	4,480	177
Depreciation and amortization	17,440	11,385
Total expenses	37,454	22,314
Operating income	5,206	8,727
Interest expense	(7,383)	(6,328)
Income tax benefit of taxable REIT subsidiary	53	29
Other (expense) income, net	(93)	47
(Loss) income from continuing operations	(2,217)	2,475
Discontinued operations:
Discontinued operations	—	(418)
Gain on sale of operating property, net	3,199	—
Income (loss) from discontinued operations	3,199	(418)
Income before gain on sale of operating properties, net	982	2,057
Gain on sale of operating properties, net	3,489	—
Consolidated net income	4,471	2,057
Net (income) attributable to noncontrolling interests	(139)	(25)
Net income attributable to Kite Realty Group Trust	$4,332	$2,032
Dividends on preferred shares	(2,114)	(2,114)
Net income (loss) attributable to common shareholders	$2,218	$(82)

Net income (loss) per common share - basic & diluted:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.00)	$0.00
Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	0.02	(0.00)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.02	$(0.00)

Weighted average common shares outstanding - basic and diluted	131,023,592	77,832,499

Dividends declared per common share	$0.065	$0.060

Net income (loss) attributable to Kite Realty Group Trust common shareholders:
(Loss) income from continuing operations	$(826)	$303
Income (loss) from discontinued operations	3,044	(385)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$2,218	$(82)

Consolidated net income	$4,471	$2,057
Change in fair value of derivatives	(702)	655
Total comprehensive income	3,769	2,712
Comprehensive (income) attributable to noncontrolling interests	(104)	(78)
Comprehensive income attributable to Kite Realty Group Trust	$3,665	$2,634

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

						Accumulated
						Other
	Preferred Shares		Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Income	Deficit	Total

Balances, December 31, 2013	4,100,000	$102,500	130,826,217	$1,308	$821,526	$1,353	$(173,130)	$753,557
Common shares issued under employee share purchase plan	—	—	813	—	5	—	—	5
Stock compensation activity	—	—	693,023	7	311	—	—	318
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	—	—	(667)	—	(667)
Distributions declared to common shareholders	—	—	—	—	—	—	(8,549)	(8,549)
Distributions to preferred shareholders	—	—	—	—	—	—	(2,114)	(2,114)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	4,332	4,332
Exchange of redeemable noncontrolling interests for common shares	—	—	7,000	—	44	—	—	44
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	3,451	—	—	3,451
Balances, March 31, 2014	4,100,000	$102,500	131,527,053	$1,315	$825,337	$686	$(179,461)	$750,377

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$4,471	$2,057
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(1,045)	(609)
Depreciation and amortization	17,961	12,353
Gain on sale of operating properties, net	(6,688)	—
Provision for credit losses	34	115
Compensation expense for equity awards	78	196
Amortization of debt fair value adjustment	(2)	(47)
Amortization of in-place lease liabilities	(1,006)	(603)
Changes in assets and liabilities:
Tenant receivables and other	(1,831)	49
Deferred costs and other assets	(5,893)	(3,834)
Accounts payable, accrued expenses, deferred revenue and other liabilities	380	2,977
Net cash provided by operating activities	6,459	12,654
Cash flows from investing activities:
Acquisitions of interests in properties	—	(11,368)
Capital expenditures, net	(20,314)	(32,746)
Net proceeds from sales of operating properties	33,423	—
Change in construction payables	(9,439)	(5,533)
Collection of note receivable	542	—
Net cash provided by (used in) investing activities	4,212	(49,647)
Cash flows from financing activities:
Common share issuance proceeds, net of issuance costs	(455)	5
Loan proceeds	41,329	48,784
Loan transaction costs	(277)	(717)
Loan payments	(27,137)	(1,728)
Distributions paid – common shareholders	(7,850)	(4,664)
Distributions paid - preferred shareholders	(2,114)	(2,114)
Distributions paid – redeemable noncontrolling interests	(399)	(378)
Distributions to noncontrolling interests in properties	(26)	(29)
Net cash provided by financing activities	3,071	39,159
Net change in cash and cash equivalents	13,742	2,166
Cash and cash equivalents, beginning of period	18,134	12,483
Cash and cash equivalents, end of period	$31,876	$14,649

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)
(in thousands, except share and per share data)

Note 1. Organization

Kite Realty Group Trust (the “Company”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, redevelopment and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  At March 31, 2014, the Company owned interests in 68 properties (consisting of 66 retail properties and two commercial operating properties). As of this date, the Company also had two development properties under construction.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

The Company’s management has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2013 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

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

As of March 31, 2014, the Company had investments in three joint ventures that are VIEs in which the Company is the primary beneficiary.  As of this date, these VIEs had total debt of $67.1 million which is secured by assets of the VIEs totaling $117.2 million.  The Operating Partnership guarantees the debt of these VIEs.

The Company considers all relationships between itself and the VIE, including development agreements, management agreements and other contractual arrangements, in determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance.   The Company also continuously reassesses primary beneficiary status.  There were no changes during the period ended March 31, 2014 to the Company’s conclusions regarding whether an entity qualifies as a VIE or whether the Company is the primary beneficiary of any previously identified VIE.

Noncontrolling Interests

The Company reports its noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to the noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
Noncontrolling interests balance January 1	$3,548	$3,535
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	33	32
Distributions to noncontrolling interests	(26)	(29)
Noncontrolling interests balance at March 31	$3,555	$3,538

The Company classifies redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because the Company may be required to pay cash to unitholders upon redemption of their interests in the Operating Partnership under certain circumstances, such as the delivery of registered shares upon conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of March 31, 2014 and December 31, 2013, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was adjusted to redemption value.

The redeemable noncontrolling interests in the Operating Partnership for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
Redeemable noncontrolling interests balance January 1	$43,928	$37,670
Net income (loss) allocable to redeemable noncontrolling interests	112	(7)
Distributions declared to redeemable noncontrolling interests	(432)	(381)
Other comprehensive (loss) income allocable to redeemable noncontrolling interests 1	(35)	53
Exchange of redeemable noncontrolling interest for common stock	(44)	(20)
Adjustment to redeemable noncontrolling interests - Operating Partnership and other	(3,678)	8,677
Redeemable noncontrolling interests balance at March 31	$39,851	$45,992

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 6).

The following sets forth accumulated other comprehensive income (loss) allocable to noncontrolling interests for the three months ended March 31, 2014 and 2013:

	2014	2013
Accumulated comprehensive income (loss) balance at January 1	$69	$(456)
Other comprehensive (loss) income allocable to redeemable noncontrolling interests 1	(35)	53
Accumulated comprehensive income (loss) balance at March 31	$34	$(403)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 6).

The Company allocates net operating results of the Operating Partnership after preferred dividends and noncontrolling interest in the consolidated properties based on the partners’ respective weighted average ownership interest.  The Company adjusts the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in the Company’s shareholders’ equity.  The Company’s and the limited partners’ weighted average interests in the Operating Partnership for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Company’s weighted average basic interest in Operating Partnership	95.2%	92.0%
Limited partners' redeemable noncontrolling weighted average basic interests in Operating Partnership	4.8%	8.0%

At both March 31, 2014 and December 31, 2013, the Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership were 95.2% and 4.8%, respectively.

Recently Issued Accounting Pronouncements

In March 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The update represents changes to clarify the Master Glossary of the Codification, consolidate multiple instances of the same term into a single definition, or make minor improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities. The update does not provide transition guidance and is effective upon issuance. The Company adopted this accounting standard January 1, 2014, and the impact to the consolidated financial statements was not material.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The update improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity or assets that meet the criteria to be classified as held for sale and that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.  The update also requires expanded disclosures for discontinued operations and requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting in the period in which it is disposed of or is classified as held for sale and for all prior periods that are presented in the statement where net income is reported.  The update is effective for annual periods beginning on or after December 15, 2014, with early adoption permitted.  The Company adopted the standard in the first quarter.  The impact to the consolidated financial statements was that current quarter disposals that were not classified as held for sale at December 31, 2013 are not classified as discontinued operations.  Further, all previous disposals including 50th and 12th which was classified as held for sale at December 31, 2013, have been classified in discontinued operations.

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

Potentially dilutive securities include outstanding options to acquire common shares, units in the Operating Partnership, which may be exchanged for either cash or common shares, at the Company’s option, under certain circumstances, and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to the Company’s net loss from continuing operations attributable to common shareholders for the three months ended March 31, 2014 and the Company’s net loss attributable to common shareholders for the three months ended 2013, the potentially dilutive securities were not dilutive for those periods.

Approximately 1.5 million and 1.7 million outstanding options to acquire common shares were excluded from the computation of diluted earnings per share because their impact was not dilutive for the three months ended March 31, 2014 and 2013, respectively.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at March 31, 2014 and December 31, 2013:

	Balance at
	March 31, 2014	December 31, 2013
Unsecured revolving credit facility	$145,000	$145,000
Unsecured term loan	230,000	230,000
Notes payable secured by properties under construction - variable rate	164,158	144,389
Mortgage notes payable - fixed rate	271,242	276,504
Mortgage notes payable - variable rate	60,871	61,185
Net premiums on acquired debt	63	66
Total mortgage and other indebtedness	$871,334	$857,144

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at March 31, 2014, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$271,242	4.2	5.76%	31%
Floating rate debt (hedged to fixed)	326,702	3.9	3.28%	38%
Total fixed rate debt, considering hedges	597,944	4.0	4.40%	69%
Notes payable secured by properties under construction - variable rate	164,158	1.3	2.33%	19%
Other variable rate debt	60,871	4.4	2.38%	7%
Corporate unsecured variable rate debt	375,000	4.5	2.01%	43%
Floating rate debt (hedged to fixed)	(326,702)	-3.9	-2.14%	-38%
Total variable rate debt, considering hedges	273,327	3.3	2.14%	31%
Net premiums on acquired debt	63	N/A	N/A	N/A
Total debt	$871,334	3.8	3.69%	100%

    Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.

Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 180 to 294 basis points.  At March 31, 2014, the one-month LIBOR interest rate was 0.15%.  Fixed interest rates on mortgage loans range from 5.42% to 6.78%.

Unsecured Revolving Credit Facility and Unsecured Term Loan

The amount that the Company may borrow under the unsecured revolving credit facility is based on the value of assets in its unencumbered property pool.  As of March 31, 2014, the full amount of the unsecured revolving credit facility, or $200 million, was available for draw based on the unencumbered property pool allocated to the facility.  Taking into account outstanding draws and letters of credit, the Company had $49.8 million available for future borrowings under the unsecured revolving credit facility.  As of March 31, 2014, the Company had 63 unencumbered properties, of which 54 were wholly-owned by subsidiaries which are guarantors under the unsecured revolving credit facility and the unsecured term loan, as amended (the “Term Loan”).  In addition, there are four unencumbered assets that would provide approximately $120 million of additional borrowing capacity under the unsecured revolving credit facility if they were contributed to the unencumbered property pool and the accordion feature were exercised.

As of March 31, 2014, $145 million was outstanding under the unsecured revolving credit facility and $230 million was outstanding under the Term Loan.  Additionally, the Company had letters of credit outstanding which totaled $5.2 million.  As of March 31, 2014, there were no amounts advanced against these instruments.

The Company’s ability to borrow under the unsecured revolving credit facility is subject to ongoing compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  In addition, the unsecured revolving credit facility and the Term Loan also require the Company to satisfy certain financial covenants.  As of March 31, 2014, the Company was in compliance with all such covenants on the unsecured revolving credit facility and the Term Loan.

Debt Activity

For the three months ended March 31, 2014, the Company made total loan borrowings of $41.3 million and total loan repayments of $27.1 million.  The major components of this activity are as follows:

•	In February, a draw of $14.7 million was made on the unsecured revolving credit facility to fund redevelopment and tenant improvement costs;

•	In March, pay downs totaling $14.7 million were made on the unsecured revolving credit facility utilizing a portion of proceeds from current quarter property sales;

•	In January, a pay-off of the $4.0 million loan secured by the 50th and 12th operating property was made using a portion of the proceeds from the sale of the property (see Note 8);

•	In March, the $6.9 million Beacon Hill variable rate loan was refinanced and the maturity of the loan was extended to April 2018;

•
Draws were made on construction loans related to the Delray Marketplace, Holly Springs – Phase I, Rangeline Crossing, Parkside – Phase I and Parkside – Phase II  developments totaling $19.8 million throughout the period; and

Scheduled principal payments were made on indebtedness totaling $1.5 million.

Fair Value of Fixed and Variable Rate Debt

As of March 31, 2014, the fair value of fixed rate debt was $287.1 million compared to the book value of $271.2 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 2.78% to 5.33%.  As of March 31, 2014, the fair value of variable rate debt was $598.8 million compared to the book value of $600.0 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 1.80% to 3.58%.

Note 5. Shareholders’ Equity

In February and March 2014, a total of 679,714 restricted shares were granted to members of executive management and certain other employees.  The restricted shares were granted at fair values ranging from $5.92 to $6.14 and will vest ratably over periods ranging from three to five years.

The Company’s Board of Trustees declared a quarterly preferred share cash distribution of $0.515625 per Series A Preferred Share covering the distribution period from December 2, 2013 to March 1, 2014 and payable to shareholders of record as of February 21, 2014.  This distribution was paid on February 28, 2014.

The Company’s Board of Trustees declared a cash distribution of $0.065 per common share for the first quarter of 2014, which represents an 8.3% increase over the previous quarter distribution made in the prior quarter.  This distribution was paid on April 14, 2014 to common shareholders of record as of April 7, 2014.

The Company has entered into Equity Distribution Agreements with certain sales agents pursuant to which it may sell, from time to time, up to an aggregate amount of $50 million of its common shares.  During the three months ended March 31, 2014, no common shares were issued under these Equity Distribution Agreements.

Note 6. Derivative Instruments, Hedging Activities and Other Comprehensive Income

The Company is exposed to capital market risk, including changes in interest rates.  In order to manage volatility relating to variable interest rate risk, the Company enters into interest rate hedging transactions from time to time.  The Company does not use derivatives for trading or speculative purposes nor does the Company have any derivatives that are not designated as cash flow hedges.  The Company has an agreement with each of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of March 31, 2014, the Company was party to various cash flow hedge agreements with notional amounts totaling $326.7 million, which effectively fixes the interest rate index underlying certain variable rate debt over various terms through 2020.  Utilizing a weighted average spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.28%.

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

    Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.   However, as of March 31, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

As of March 31, 2014 the fair value of the Company’s interest rate hedge assets, net, was $0.4 million, including accrued interest of $0.3 million.  As of March 31, 2014, $2.1 million is recorded in prepaid and other assets and $1.7 million is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2013 the fair value of the Company’s interest rate hedge assets was $1.1 million, including accrued interest of $0.3 million.  As of December 31, 2013, $2.8 million is recorded in prepaid and other assets and $1.7 million is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company currently expects the impact to interest expense over the next 12 months as the hedged forecasted interest payments occur to be $3.7 million.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the three months ended March 31, 2014 and 2013, $0.9 million and $0.6 million, respectively, were reclassified as a reduction to earnings.

The Company’s share of net unrealized gains and losses on its interest rate hedge agreements are the only components of the change in accumulated other comprehensive income.  The following sets forth comprehensive (loss) income allocable to the Company for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$2,218	$(82)
Other comprehensive (loss) income allocable to Kite Realty Group Trust1	(667)	602
Comprehensive income attributable to Kite Realty Group Trust common shareholders	$1,551	$520

____________________
1	Reflects the Company’s share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

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

As of March 31, 2014, the Company had outstanding letters of credit totaling $5.2 million.  At that date, there were no amounts advanced against these instruments.

Note 8. Disposal of Operating Properties

During the three months ended March 31, 2014, the Company sold its Red Bank Commons operating property in Evansville, Indiana, its Ridge Plaza operating property in Oak Ridge, New Jersey, and its 50th and 12th operating property in Seattle, Washington for aggregate proceeds of $35.2 million for a net gain of $6.7 million.

The Red Bank Commons and Ridge Plaza operating properties are not included in discontinued operations in the accompanying Statement of Operations for the three months ended March 31, 2014 and 2013, as both disposals did not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results (see Note 2).

The 50th and 12th operating property is included in discontinued operations for the three months ended March 31, 2014, as the property was classified as held for sale as of December 31, 2013.

The relevant combined financial information attributable to the three sold properties is comprised of the following for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Operating income excluding depreciation and amortization	325	478
Depreciation and amortization	(181)	(217)
Interest expense	(165)	(190)
Total pretax income	$(21)	$71

Note 9. Property Acquisitions

During the three months ended March 31, 2014, the Company did not acquire any operating properties or land for development. In 2013, the Company acquired thirteen properties and made preliminary purchase price allocations primarily to the fair value of tangible assets (land, building, and improvements) as well as to intangibles.  Further, the Company issued $314 million in common equity in 2013 and used the majority of the proceeds to acquire these operating properties.  Estimated purchase price allocations are subject to revision within the measurement period, not to exceed one year.  Following is a summary of the Company’s 2013 operating property acquisitions.

Property Name	MSA	Acquisition Date	Acquisition Costs (millions)

Shoppes of Eastwood	Orlando, FL	January 2013	$ 11.6
Cool Springs Market	Nashville, TN	April 2013	37.6
Castleton Crossing	Indianapolis, IN	May 2013	39.0
Toringdon Market	Charlotte, NC	August 2013	15.9

Nine Property Portfolio:		November 2013	$ 304.0
Beechwood Promenade	Athens, GA
Burnt Store Promenade	Punta Gorda, FL
Hunter’s Creek Promenade	Orlando, FL
Lakewood Promenade	Jacksonville, FL
Northdale Promenade	Tampa, FL
Kingwood Commons	Houston, TX
Portofino Shopping Center	Houston, TX
Clay Marketplace	Birmingham, AL
Trussville Promenade	Birmingham, AL

Note 10. Development and Redevelopment Activities

Development Activities

    In the first quarter of 2014, the Company substantially completed construction on Delray Marketplace in Delray Beach, Florida and transferred the property to the operating portfolio.  The center is anchored by Publix and Frank Theatres along with a number of restaurants and retailers including Burt and Max’s Grille, Charming Charlie’s, Chico’s, White House | Black Market, Ann Taylor Loft, and Jos. A Bank.

    In 2013, the Company substantially completed construction on Holly Springs Towne Center – Phase I near Raleigh, North Carolina and transitioned the project to the operating portfolio.  The center is anchored by Target (non-owned), Dick’s Sporting Goods, Marshalls, and Petco.  In the first quarter of 2014, the Company signed leases with Bed Bath and Beyond and DSW to join Frank Theatres as the anchors for Phase II, which remains an under-construction development project.

    In 2013, the Company commenced construction on both phases of Parkside Town Commons near Raleigh, North Carolina and transitioned the project to an under-construction development project.  Phase I will be anchored by Harris Teeter under a ground lease, Petco and a non-owned Target.  Target’s store opened in the first quarter of 2014.  Phase II will be anchored by Frank Theatres, Golf Galaxy, Field & Stream, and Toby Keith’s Bar & Grill.

Redevelopment Activities

    In January 2013, the Company completed plans for the redevelopment project at Bolton Plaza and reduced the estimated useful lives of certain assets that were demolished as part of this project.  As a result of this change in estimate, $0.8 million of additional depreciation expense was recognized in the three months ended March 31, 2013.  In addition, LA Fitness opened in February 2014.

    In July 2013, the Company completed plans for a redevelopment project at King’s Lake Square and reduced the estimated useful lives of certain assets that were demolished as part of this project.  As a result of this change in estimate, $2.5 million of additional depreciation expense was recognized in 2013.  Further, the new Publix grocery store opened in April of 2014 and signed a new 20 year lease.

Note 11. Kedron Village

In June 2013, the Company received notice that the representatives of the lender intended to initiate foreclosure proceedings on Kedron Village.

On July 2, 2013, the foreclosure proceedings were completed and the mortgage lender took title to the property in satisfaction of principal and interest due on the mortgage.  The Company classified the operations of Kedron Village to Discontinued Operations for the three months ended March 31, 2013.

Note 12. Inland Diversified Merger

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

Inland Diversified’s retail portfolio is comprised of 59 properties that were 96.2% leased as of March 31, 2014.  The properties are located in existing markets of the Company and new markets including Westchester, New York, Bayonne, New Jersey, Las Vegas, Nevada, Virginia Beach, Virginia, and Salt Lake City, Utah.  In connection with the merger, the Company also will acquire certain multifamily assets that the Company expects to sell at or shortly after closing of the merger.

Under the terms of the merger agreement, Inland Diversified’s stockholders will receive newly issued common shares of beneficial interest of the Company for each outstanding common share of Inland Diversified based on the following possible exchange ratios:

•	1.707 shares of the Company for each share of Inland Diversified common stock, so long as the reference price for the Company’s shares (defined below) is equal to or less than $6.36;
•	A floating ratio if the Company’s reference price is between $6.36 and $6.58; such ratio determined by dividing $10.85 by the Company’s reference price;
•	1.650 shares of the Company for each share of Inland Diversified common stock if the Company’s reference price is $6.58 or greater;
•
The reference price for the purpose of determining the final exchange ratio is the volume-weighted average trading price of the Company’s common shares for the ten consecutive trading days ending on the third trading day preceding the date on which Inland Diversified’s shareholders will vote to approve the merger with the Company.

The merger is expected to close early in the third quarter of 2014, subject to the approval of shareholders of both companies and the satisfaction of customary closing conditions.

The special meetings of shareholders of the Company and Inland Diversified currently are scheduled to be held on June 24, 2014.

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

•
other uncertainties and factors identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

At March 31, 2014, we owned interests in 68 properties (consisting of 66 retail properties and two commercial operating properties). As of this date, the Company also had two development properties under construction.

In addition, as of March 31, 2014, we also owned interests in other land parcels comprising 131 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

Current Business Environment

    Most elements of the U.S. economy continued to recover during the first quarter of 2014.  The economy continued to create jobs at a consistent pace in March 2014, with 192,000 jobs being added and the unemployment rate declining to 6.7%.  However, uncertainty surrounding regulatory, fiscal, and monetary policy continues to negatively affect job creation, capital pricing, and the cost of doing business.  Additional uncertainty surrounds the U.S. Federal Reserve Bank’s policy of quantitative easing of the money supply and the effects of maintaining of interest rates at historically low levels to encourage consumer and business spending.

    In light of the economic uncertainty noted above, some retailers are considering limited expansion of their businesses while others have expressed optimism through expansion plans and capital allocation decisions.  Where prudent, we will seek to capitalize on our relationships with tenants to maximize our growth opportunities.  We believe there will continue to be additional leasing opportunities during the remainder of 2014 as tenants seek to lease new space or renew existing space in connection with lease expirations, expansions, and other considerations.

The protracted uncertainty in the U.S. economy has led to conditions that may continue to impact our business in a number of ways, including soft consumer demand; high levels of tenant bankruptcies; curtailment of operations by certain of our tenants; delays or postponements from entering into long-term leases with us by current or potential tenants; decreased demand for retail space; difficulty in collecting rent from existing tenants; our need to make rent adjustments and concessions in light of tenant’s financial difficulties; the possible need to outlay additional capital to assist tenant in the opening of their businesses; and possible termination by our tenants of their leases with us.

Ongoing Actions Taken to Capitalize on the Current Business Environment

    During the first quarter, we continued to execute on our strategy to maximize shareholder value, including:

Acquisition, Development, and Redevelopment Activities.  On February 9, 2014, the Company signed a definitive merger agreement with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”), pursuant to which Inland Diversified will merge with and into a wholly-owned subsidiary of the Company in a stock-for-stock exchange with a transaction value of approximately $2.1 billion, which includes the assumption of approximately $0.9 billion of debt.  See further discussion in Note 12 of our financial statements.  Further, we expect the merger to continue to lower our leverage.  For more information, see “Earnings before Interest, Tax, Depreciation, and Amortization (“EBITDA”) below.

During the first quarter of 2014, the Company transitioned Delray Marketplace in Delray Beach, Florida to the operating portfolio.  The Company commenced construction at Holly Springs Towne Center – Phase II near Raleigh, North Carolina which will be anchored by Bed Bath and Beyond, DSW and Frank Theatres.  At Parkside Town Commons – Phase I near Raleigh, North Carolina a non-owned Target store opened in the first quarter of 2014.  At Bolton Plaza LA Fitness opened in February 2014 and Panera Bread is expected to open in the second quarter of 2014.  Finally, at King’s Lake Square a new Publix Supermarket opened in April of 2014.

    Lease Activity – New and Renewal.  During the current quarter, we executed 44 new and renewal leases totaling 259,600 square feet.  New leases were signed with 24 tenants for 175,200 square feet of GLA while renewal leases were signed with 20 tenants for 84,400 square feet of GLA.  Included in this activity, in March 2014 we signed two new leases with Ross Dress for Less and Burlington Coat Factory to anchor the Gainesville Plaza redevelopment property.

    Our same property net operating income also improved 4.7% for the three months ended March 31, 2014 compared to the same period of the prior year, primarily due to improved occupancy levels and rental rate growth.

Results of Operations

At March 31, 2014, we owned interests in 68 properties consisting of 62 retail operating properties, two operating commercial properties and four retail properties under redevelopment. As of this date, we also owned interests in two retail development properties under construction.

At March 31, 2013, we owned interests in 61 properties consisting of 55 retail operating properties, two operating commercial properties and four retail properties under redevelopment.  As of this date, we also owned interests in three retail development properties that were under construction.

The comparability of results of operations in 2013 and 2014 is affected by our development, redevelopment, and operating property acquisition and disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of these activities during those periods, which is set forth below.

Development Activities

The following development properties were partially operational at various times from January 1, 2013 through March 31, 2014:

Property Name	MSA	Economic Occupancy Date1	Owned GLA

Delray Marketplace	Delray Beach, FL	January 2013	260,153
Holly Springs Towne Center – Phase I	Raleigh, NC	March 2013	207,589
Parkside Town Commons – Phase I	Raleigh, NC	March 2014	104,978

____________________
1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

Property Acquisitions

The following properties were acquired between January 1, 2013 and March 31, 2014:

Property Name	MSA	Acquisition Date	Acquisition Costs (millions)	Owned GLA

Shoppes of Eastwood	Orlando, FL	January 2013	$ 11.6	69,037
Cool Springs Market	Nashville, TN	April 2013	37.6	223,912
Castleton Crossing	Indianapolis, IN	May 2013	39.0	277,812
Toringdon Market	Charlotte, NC	August 2013	15.9	60,464

Nine Property Portfolio:		November 2013	$ 304.0
Beechwood Promenade	Athens, GA			342,217
Burnt Store Promenade	Punta Gorda, FL			94,223
Hunter’s Creek Promenade	Orlando, FL			119,729
Lakewood Promenade	Jacksonville, FL			196,820
Northdale Promenade	Tampa, FL			175,925
Kingwood Commons	Houston, TX			164,356
Portofino Shopping Center	Houston, TX			371,792
Clay Marketplace	Birmingham, AL			66,165
Trussville Promenade	Birmingham, AL			446,484

Property Dispositions

In 2014, we effectively recycled capital by selling the following operating properties:

•	50th and 12th in Seattle, Washington in January 2014, which was held for sale at December 31, 2013;

•	Red Bank Commons, Evansville, Indiana in March 2014; and

•	Ridge Plaza, Oak Ridge, New Jersey in March 2014.

In September 2013, the Company sold its Cedar Hill Village property in Dallas, Texas.  In July 2013, foreclosure proceedings were completed on the Kedron Village property and the mortgage lender took title to the property in satisfaction of principal and interest due on the mortgage.

Redevelopment Activities

The following properties were under redevelopment at various times during the period from January 1, 2013 through March 31, 2014:

Property Name	MSA	Transition to Redevelopment1	Transition to Operations	Owned GLA

Four Corner Square	Maple Valley, Washington	September 2008	December 2013	107,998
Bolton Plaza2	Jacksonville, Florida	June 2008	Pending	155,637
Rangeline Crossing	Carmel, Indiana	June 2012	June 2013	97,511
Gainesville Plaza3	Gainesville, Florida	June 2013	Pending	162,693
King’s Lake Square4	Naples, Florida	July 2013	Pending	88,153

____________________
1	Transition date represents the date the property was transferred from our operating portfolio to our redevelopment projects.
2
This property is currently a redevelopment under construction.  The L.A. Fitness portion of this $10.3 million project opened in February of 2014 and the entire project is currently 85.4% leased or committed.

3
This property is currently a redevelopment under construction.  In March 2014, we signed two new leases with Ross Dress for Less and Burlington Coat Factory to anchor the project, which is currently 86.6% leased or committed.

4	This property is currently a redevelopment under construction. The expanded Publix grocery store opened in April 2014 and the entire project is currently 92.4% leased.

Anchor Tenant Openings

Included below is a list of anchor tenants that opened in 2014.

Tenant Name	Property Name	MSA	Owned GLA

LA Fitness	Bolton Plaza	Jacksonville, FL	38,000
Sprouts Farmers Market	Sunland Towne Center	El Paso, TX	31,541
Fresh Market	Lithia Crossing	Tampa Bay, FL	18,091
Walgreens	Rangeline Crossing	Indianapolis, IN	15,300
Publix	King’s Lake Square	Naples, FL	88,153
Target1	Parkside Town Commons – Phase I	Raleigh, NC	─

____________________
1	Target is a non-owned anchor that owns its 135,300 square foot store.

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

The following table reflects same property net operating income (and reconciliation to net income (loss) attributable to common shareholders) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
($ in thousands)	2014	2013	% Change
Number of properties at period end1	50	50

Leased percentage at period-end	96.4%	95.1%

Net operating income – same properties (50 properties)2	$16,317	$15,585	4.7%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income – same properties	$16,317	$15,585
Net operating income – non-same properties	13,915	6,958
Other expense, net	(40)	(39)
General and administrative expense	(3,106)	(2,139)
Merger and acquisition costs	(4,480)	(177)
Depreciation expense	(17,440)	(11,385)
Interest expense	(7,383)	(6,328)
Discontinued operations	3,199	(418)
Gain on sale of operating properties	3,489	─
Net income attributable to noncontrolling interests	(139)	(25)
Dividends on preferred shares	(2,114)	(2,114)
Net income (loss) attributable to common shareholders	$2,218	$(82)

____________________
1	Same Property analysis excludes operating properties in redevelopment.
2
Excludes net gains from outlot sales, straight-line rent revenue, bad debt expense, lease termination fees, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any.

Comparison of Operating Results for the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

The following table reflects our consolidated statements of operations for the three months ended March 31, 2014 and 2013 (unaudited):

(in thousands)	2014	2013	Net change 2013 to 2014
Revenue:
Rental income (including tenant reimbursements)	$40,423	$26,036	$14,387
Other property related revenue	2,237	5,005	(2,768)
Total revenue	42,660	31,041	11,619
Expenses:
Property operating	7,315	5,101	2,214
Real estate taxes	5,113	3,511	1,602
General, administrative, and other	3,106	2,140	966
Merger and acquisition costs	4,480	177	4,303
Depreciation and amortization	17,440	11,385	6,055
Total Expenses	37,454	22,314	15,140
Operating income	5,206	8,727	(3,521)
Interest expense	(7,383)	(6,328)	(1,055)
Income tax benefit of taxable REIT subsidiary	53	29	24
Other (expense) income, net	(93)	47	(140)
(Loss) income from continuing operations	(2,217)	2,475	(4,692)
Discontinued operations:
Discontinued operations	—	(418)	418
Gain on sale of operating property, net	3,199	—	3,199
Income (loss) from discontinued operations	3,199	(418)	3,617
Income before gain on sale of operating properties, net	982	2,057	(1,075)
Gain on sale of operating properties, net	3,489	—	3,489
Consolidated net income	4,471	2,057	2,414
Net income attributable to noncontrolling interests	(139)	(25)	(114)
Net income attributable to Kite Realty Group Trust	4,332	2,032	2,300
Dividends on preferred shares	(2,114)	(2,114)	-
Net income (loss) attributable to common shareholders	$2,218	$(82)	$2,300

Rental income (including tenant reimbursements) increased $14.4 million, or 55.3%, due to the following:

(in thousands)	Net change 2013 to 2014
Development properties that became operational or were partially operational in 2013 and/or 2014	$1,876
Properties acquired during 2013	10,229
Properties sold during 2014	(14)
Properties under redevelopment during 2013 and/or 2014	521
Properties fully operational during 2013 and 2014 and other	1,775
Total	$14,387

    The net $14.4 million increase in rental income is primarily attributable to the 2013 property acquisitions which added $10.2 million of rental income in the first quarter of 2014.  In addition, the net increase of $1.8 million in rental income for fully operational properties and the net increase of $1.9 million for development properties that became operational or were partially operational in 2013 and/or 2014 are primarily attributable to an improvement in occupancy and recoveries from tenants.  For the total portfolio and excluding the effect of bad debt, legal and other nonrecoverable expenses, the overall recovery ratio for reimbursable expenses improved to 81.1% for the three months ended March 31, 2014 compared to 73.8% for the three months ended March 31, 2013.  Further, the total leased percentage of the retail operating portfolio increased to 95.3% as of March 31, 2014, compared to 94.5% as of March 31, 2013.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains related to land sales.  This revenue decreased by $2.8 million, primarily as a result of lower gains on land sales of $4.1 million offset by higher lease termination income of $1.0 million.

Property operating expenses increased $2.2 million, or 43.4%, due to the following:

(in thousands)	Net change 2013 to 2014
Development properties that became operational or were partially operational in 2013 and/or 2014	$468
Properties acquired during 2013	1,670
Properties sold during 2014	82
Properties under redevelopment during 2013 and/or 2014	74
Properties fully operational during 2013 and 2014 and other	(80)
Total	$2,214

The net $2.2 million increase in property operating expenses relates primarily to the 2013 property acquisitions that added $1.7 million of property operating expenses in the first quarter of 2014.

Real estate taxes increased $1.6 million, or 45.6%, due to the following:

(in thousands)	Net change 2013 to 2014
Development properties that became operational or were partially operational in 2013 and/or 2014	$270
Properties acquired during 2013	1,195
Properties sold during 2014	57
Properties under redevelopment during 2013 and/or 2014	(22)
Properties fully operational during 2013 and 2014 and other	102
Total	$1,602

The net $1.6 million increase in real estate taxes was primarily due to the 2013 property acquisitions that added $1.2 million of real estate tax expense in the first quarter of 2014.  In addition, the increase in real estate taxes is due to higher assessments at certain of our operating properties.  The majority of changes in our real estate tax expense is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $1.0 million, or 45.1%, due to higher public company and personnel costs.

Merger and acquisition costs related to the merger with Inland Diversified were $4.5 million for the three months ended March 31, 2014 compared to acquisition costs of $0.2 million for the three months ended March 31, 2013.  The majority of the $4.5 million were related due diligence and legal costs.

Depreciation and amortization expense increased $6.1 million, or 53.2%, due to the following:

(in thousands)	Net change 2013 to 2014
Development properties that became operational or were partially operational in 2013 and/or 2014	$1,394
Properties acquired during 2013	5,412
Properties sold during 2014	(34)
Properties under redevelopment during 2013 and/or 2014	(345)
Properties fully operational during 2013 and 2014 and other	(372)
Total	$6,055

The overall increase of $6.1 million in depreciation and amortization expense was due to an increase of $5.4 million related to 2013 property acquisitions and an increase of $1.4 million related to tenants opening at recently completed development and redevelopment properties including Delray Marketplace, Holly Springs Towne Center – Phase I, Four Corner Square and Rangeline Crossing.

Interest expense increased $1.1 million, or 16.7%.  The increase was due to the transfer of substantial portions of assets at Delray Marketplace, Holly Springs Towne Centre – Phase I, and Rangeline Crossing from construction in progress to depreciable fixed assets, which resulted in a reduction in capitalized interest.

The Company had a gain from discontinued operations of $3.2 million for the three months ended March 31, 2014 compared to a loss of $0.42 million in the same period of 2013.  The current year gain from discontinued operations relates to the sale of the 50th and 12th operating property, which was classified as held for sale as of December 31, 2013.  In the current quarter, the Company elected to early adopt ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity and the discontinued operations from the prior year remained under the previous rules.  See additional discussion regarding recently issued accounting pronouncements and the Company’s sales of its Red Bank Commons, Ridge Plaza and 50th and 12th operating properties in the three months ended March 31, 2014 in Notes 2 and 8 to the consolidated financial statements.

In addition, the Company recorded a gain on sale of its Red Bank Commons and Ridge Plaza operating properties of $3.5 million for the three months ended March 31, 2014 compared to no gain or loss for the three months ended March 31, 2013.  Other than the Kedron transaction, the Company did not sell any properties in the first quarter of 2013.

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

The amount that we may borrow under the unsecured revolving credit facility is based on the value of assets in our unencumbered property pool.  As of March 31, 2014, the full of the unsecured revolving credit facility, or $200 million, was available for draw based on the unencumbered property pool allocated to the facility.  Taking into account outstanding draws and letters of credit, we had $49.8 million available for future borrowings under the unsecured revolving credit facility.  As of March 31, 2014, we had 63 unencumbered properties, of which 54 were wholly-owned by subsidiaries which are guarantors under the unsecured revolving credit facility and the unsecured term loan, as amended (the “Term Loan”).  In addition, there are four unencumbered assets that would provide approximately $120 million of additional borrowing capacity under the unsecured revolving credit facility if they were contributed to the unencumbered property pool and the accordion feature were exercised (see Note 4).

As of March 31, 2014, $145 million was outstanding under the unsecured revolving credit facility and $230 million was outstanding under the Term Loan.  Additionally, we had letters of credit outstanding which totaled $5.2 million.  As of March 31, 2014, there were no amounts advanced against these instruments.

We were in compliance with all applicable financial covenants under the unsecured revolving credit facility and the amended Term Loan as of March 31, 2014.

Finally, the Company has $31.9 million in cash and cash equivalents as of March 31, 2014.

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

Short-Term Liquidity Needs

    Near-Term Debt Maturities. As of March 31, 2014, we had a total of $77.4 million of property-level debt secured by our Rangeline Crossing and Delray Marketplace operating properties, with scheduled maturity dates in the fourth quarter of 2014.  We are in discussions with long-term financing sources to enable us to repay, refinance, or extend the maturity date of these loans.  We may also seek to access funds available under our unsecured revolving credit facility, to access the capital markets, including common or preferred shares, to raise proceeds to repay a portion of this debt, or to sell the properties securing the loans.

  Failure to comply with our obligations under our loan agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.   In addition, certain of our variable rate loans and construction loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under the loans if we fail to satisfy these financial covenants.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 for more information related to the risks associated with our indebtedness.

    Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common and preferred shareholders and to persons who hold units in our Operating Partnership, and recurring capital expenditures. In March 2014, our Board declared a quarterly cash distribution of $0.065 per common share and common operating partnership unit (totaling $9 million) for the quarter ended March 31, 2014, representing an 8.3% increase over the prior quarter.  This distribution was paid on April 14, 2014 to common shareholders of record as of April 7, 2014.  On February 7, 2014, our Board declared a quarterly preferred share cash distribution of $0.515625 per Series A Preferred Share (or $2.1 million) covering the distribution period from December 2, 2013 to March 1, 2014 payable to shareholders of record as of February 21, 2014.  This distribution was paid on February 28, 2014.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from period to period.  During the three months ended March 31, 2014, we incurred $0.4 million of costs for recurring capital expenditures on operating properties and also incurred $2.4 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $7 million to $9 million of additional major tenant improvements and renovation costs within the next twelve months at several of our operating properties.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on the redevelopment projects.

As of March 31, 2014, we had five development and redevelopment projects under construction.  The total estimated cost of these projects, including our share and our joint venture partners’ share, is approximately $185 million, of which $99 million had been incurred as of March 31, 2014.  We currently anticipate incurring the remaining $86 million of costs over the next eighteen months.  We believe we currently have sufficient financing in place to fund the projects and expect to do so primarily through existing or new construction loans.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Redevelopment Properties Pending Commencement of Construction. As of March 31, 2014 one of our properties (Courthouse Shadows) was undergoing preparation for redevelopment and leasing activity.  We are currently evaluating our total incremental investment in this redevelopment project of which $0.5 million had been incurred as of March 31, 2014.  Our anticipated total investment could change based upon negotiations with prospective tenants.  We believe we currently have sufficient financing in place to fund our investment in this project through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on this redevelopment project.

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

Capitalized Expenditures on Consolidated Properties

    The following table summarizes cash capital expenditures for the Company’s development and redevelopment properties and capital expenditures for the three months ended March 31, 2014 and on a cumulative basis since the project’s inception:

(in thousands)	Year to Date – March 31, 2014	Cumulative – March 31, 2014
Under Construction - Developments1	$9,610	$85,058
Under Construction - Redevelopments	3,359	7,712
Pending Construction - Redevelopments	5	486
Total for Development Activity	12,974	93,256
Recently Completed Developments2	1,604	N/A
Miscellaneous Other Activity, net	3,525	N/A
Recurring Operating Capital Expenditures (Primarily Tenant Improvement Payments)	2,211	N/A
Total	$20,314	$93,256

____________________
1	Cumulative capital expenditures excludes a nominal amount of leasing costs included in deferred costs, net on the consolidated balance sheet.
2	This classification includes Delray Marketplace, Holly Springs Towne Center – Phase I, Rangeline Crossing, and Four Corner Square

    The Company capitalizes certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If the Company were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, the Company would have recorded additional expense for the three months ended March 31, 2014 of $0.1 million.

Debt Maturities

The table below presents scheduled principal repayments (including scheduled monthly principal payments) on mortgage and other indebtedness as of March 31, 2014:

(in thousands)	Annual Principal Payments	Term Maturity	Total
2014	$4,559	$77,407	$81,966
2015	6,033	95,555	101,588
2016	5,181	162,219	167,400
2017	3,694	10,391	14,085
2018	3,418	155,379	158,797
Thereafter	7,816	339,619	347,435
	$30,701	$840,570	$871,271
Unamortized Premiums			63
Total			$871,334

Cash Flows

As of March 31, 2014, we had cash and cash equivalents on hand of $31.9 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Cash provided by operating activities was $6.5 million for the three months ended March 31, 2014, a decrease of $6.2 million from the same period of 2013.  The decrease was primarily due to decreased gains on outlot sales of $4.1 million and higher working capital outflows based on timing of collections and receipts.

Cash provided by investing activities was $4.2 million for the three months ended March 31, 2014, as compared to cash used in investing activities of $49.6 million in the same period of 2013.  Highlights of significant cash sources and uses are as follows:
•
Net proceeds of $33.4 million related to the sales of the Red Bank Commons, Ridge Plaza and 50th and 12th operating properties in the first quarter of 2014 compared to no sales in the same period of 2013;

•	Acquisition of Shoppes of Eastwood in January 2013 for net cash outflow of $11.4 million while there were no acquisitions in the same period of 2014; and
•
Decrease in capital expenditures of $12.4 million, partially offset by the increase in construction payables of $3.9 million as construction was ongoing at Four Corner Square, Bolton Plaza, Gainesville Plaza, King’s Lake Commons and Parkside Town Commons.  In the 1st quarter of 2013, there was significant construction activity at Delray Marketplace and Holly Springs Towne Center – Phase I, which are now substantially complete.

Cash provided by financing activities was $3.1 million for the three months ended March 31, 2014, compared to cash provided by financing activities of $39.2 million in the same period of 2013.  Highlights of significant cash sources and uses in the first quarter of 2014 are as follows:
•	Draws totaling $14.7 million were made on the unsecured revolving credit facility that were primarily utilized to fund redevelopment and tenant improvement costs for new anchor tenants;
•
Draws of $19.8 million were made on construction loans related to Delray Marketplace, Parkside Town Commons, Holly Springs Towne Center, and Rangeline Crossing to fund development and redevelopment activity;

•
Loan repayments totaling $18.7 million were made to reduce borrowings on the unsecured revolving credit facility and payoff the 50th and 12th loan.  The remaining loan repayments of $1.5 million were made as regularly scheduled principal payments;

•	Distributions to common shareholders and operating partnership unit holders of $7.9 million; and
•	Distributions to preferred shareholders of $2.1 million.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales and impairment of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for merger and acquisition costs in the first quarter of 2014, and accelerated amortization of deferred financing fees recorded in the first quarter of 2013.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of adjusted FFO provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO should not be considered as an alternative to consolidated net income (loss) (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs.

Our calculation of FFO (and reconciliation to consolidated net income or loss, as applicable) and adjusted FFO for the three months ended March 31, 2014 and 2013 (unaudited) is as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Consolidated net income	$4,471	$2,057
Less dividends on preferred shares	(2,114)	(2,114)
Less net income attributable to noncontrolling interests in properties	(27)	(32)
Less gain on sale of operating properties, net	(6,688)	—
Add depreciation and amortization, net of noncontrolling interests	17,343	11,561
Funds From Operations of the Kite Portfolio1	12,985	11,472
Less redeemable noncontrolling interests in Funds From Operations	(625)	(910)
Funds From Operations allocable to the Company1	$12,360	$10,562

Funds From Operations of the Kite Portfolio 1	$12,985	$11,472
Add back merger and acquisition costs	4,480	—
Add back accelerated amortization of deferred financing fees	—	172
From Operations of the Kite Portfolio as adjusted 1	$17,465	$11,644

____________________
1
“Funds From Operations of the Kite Portfolio” measures 100% of the operating performance of our Operating Partnership’s real estate properties and subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Earnings before Interest, Tax, Depreciation, and Amortization

We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense, income tax expense of taxable REIT subsidiary, gains (losses) on sales of operating properties, other expenses. For informational purposes, we have also provided Adjusted EBITDA, which we define as EBITDA less (i) minority interest EBITDA and (ii) adjustments for seasonality of percentage rent, annualization of mid-quarter rent commencement, normalizing other property related revenue (including lease termination fees and gains on land sales) and merger and acquisition costs.  Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four.  EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA, as calculated by us, are not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP, and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

Given the nature of our business as a real estate owner and operator, we believe that EBITDA and Adjusted EBITDA are helpful to investors when measuring operating performance because they exclude various items included in net income or loss that do not relate to or are not indicative of operating performance, such as impairments of operating properties and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided Annualized Adjusted EBITDA, adjusted as described above. We believe this supplemental information provides a meaningful measure of our operating performance. We believe presenting EBITDA in this manner allows investors and other interested parties to form a more meaningful assessment of our operating results.

A reconciliation of our EBITDA and Adjusted EBITDA to net income (the most directly comparable GAAP measure) is included in the below table.

Three Months Ended March 31, 2014
Net income	$4,471
Adjustments to net income
Depreciation and amortization	17,440
Interest expense	7,383
Income tax benefit of taxable REIT subsidiary	(53)
Other expense	93
Gain on sale of operating properties, net	(6,688)
Earnings Before Interest, Taxes, Depreciation and Amortization	22,646
—pro forma adjustment (2)	4,317
—minority interest EBITDA	(34)
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization	26,929

Annualized Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (3)	$107,716

Ratio of Company share of net debt:
Mortgage and other indebtedness	871,334
Less: Partner share of consolidated joint venture debt	(11,023)
Less: Cash	(31,876)
Less: Construction borrowings for developments under construction (1)	(41,141)

Company Share of Net Debt	787,294

Ratio of Net Debt to Annualized Adjusted EBITDA	7.31	x

____________________
1	Includes construction-related debt with respect to properties that are not generating net operating income in the operating statements as tenants are preparing to open.
2	Represents effect of adjustments for seasonality of percentage rent, annualization of mid-quarter rent commencement, current quarter asset sales and normalizing other property related revenue (including lease termination fees and gains on land sales) and merger and acquisition costs.
3	Represents Adjusted EBITDA for the three months ended March 31, 2014 (as shown in the table above) multiplied by four.

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

Contractual Obligations

Except with respect to our debt maturities as discussed on page 27, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $871.3 million of outstanding consolidated indebtedness as of March 31, 2014 (inclusive of net premiums on acquired debt of $0.1 million). As of this date, we were party to various consolidated interest rate hedge agreements totaling $326.7 million, with maturities over various terms from 2014 through 2020.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been $597.9 million (69%) and $273.3 million (31%), respectively, of our total consolidated indebtedness at March 31, 2014.

Based on the amount of our fixed rate debt at March 31, 2014, a 100 basis point increase in market interest rates would result in a decrease in its fair value of $9.1 million. A 100 basis point change in interest rates on our variable rate debt as of March 31, 2014 would change our annual cash flow by $2.7 million.  Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is party to various legal proceedings, which arise in the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Kite Realty Group Trust, KRG Magellan, LLC and Inland Diversified Real Estate Trust, Inc., dated February 9, 2014	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Articles Supplementary designating Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

3.3	Articles Supplementary establishing additional shares of Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporated by reference to Exhibit 3.1 to Kite Realty Group Trust's registration statement of Form 8-A filed on December 7, 2010

3.4	First Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2012

10.1*	Amendment to Employment Agreement by and between Kite Realty Group Trust and John A. Kite, dated February 9, 2014	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

10.2*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

10.3*	Amendment to Employment Agreement by and between Kite Realty Group Trust and Daniel R. Sink, dated February 9, 2014	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

* Denotes a management contract or compensatory, plan contract or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

May 12, 2014	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 12, 2014	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Kite Realty Group Trust, KRG Magellan, LLC and Inland Diversified Real Estate Trust, Inc., dated February 9, 2014	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Articles Supplementary designating Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

3.3	Articles Supplementary establishing additional shares of Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporated by reference to Exhibit 3.1 to Kite Realty Group Trust's registration statement of Form 8-A filed on December 7, 2010

3.4	First Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2012

10.1*	Amendment to Employment Agreement by and between Kite Realty Group Trust and John A. Kite, dated February 9, 2014	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

10.2*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

10.3*	Amendment to Employment Agreement by and between Kite Realty Group Trust and Daniel R. Sink, dated February 9, 2014	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

* Denotes a management contract or compensatory, plan contract or arrangement.