Form 10-K/A
period 2013-12-31
KITE REALTY GROUP TRUST
filed 2014-07-14
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Kite Realty Group Trust (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2014, solely for the purpose of filing as an exhibit the Purchase and Sale Agreement, dated as of November 5, 2013, by and among KRG Development, LLC, a wholly-owned subsidiary of the Company, and OZ/CLP Hunter’s Creek LLC, OZ/CLP Lakewood LLC, OZ/CLP Northdale LLC, OZ/CLP Burnt Store LLC, OZ/CLP Portofino LP, OZ/CLP Kingwood Commons LP, OZ/CLP Clay LLC, OZ/CLP Trussville I LLC, OZ/CLP Trussville II LLC, and OZ/CLP Beechwood LLC (the “Purchase Agreement”) which was inadvertently omitted from the Original Filing. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated to include as exhibits the Purchase Agreement and new certifications by our principal executive officer and principal financial officer and to update the filing location of certain other exhibits included therein.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

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

KITE REALTY GROUP TRUST
(Registrant)

/s/ JOHN A. KITE
John A. Kite
July 14, 2014	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Articles Supplementary designating Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporate by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

3.3

Articles Supplementary establishing additional shares of Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share

Incorporated by reference to Exhibit 3.1 to Kite Realty Group Trust’s registration statement of Form 8-A filed on December 7, 2010

3.4	First Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2012

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.4	Employment Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.5	Employment Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.6	Employment Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.7	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Kite Realty Group

Trust filed with the SEC on August 20, 2004

10.8	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.9	Noncompetition Agreement, dated as of August 16, 2004, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.10	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.19	Indemnification Agreement, dated as of November 3, 2008, by and between Kite Realty Group, L.P. and Darell E. Zink, Jr.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2008

10.20	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group, L.P. and Victor J. Coleman *	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2012

10.21	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and Christie B. Kelly *	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

10.22	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and David R. O’Reilly *	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

10.23	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and Barton R. Peterson *	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

10.24	Kite Realty Group Trust 2013 Equity Incentive Plan *	Incorporated by reference to the Kite Realty Group Trust definitive Proxy Statement, filed with the SEC on April 8, 2013

10.25	Kite Realty Group Trust Executive Bonus Plan*	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.26	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.27

Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC

Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.28	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.29	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.30	Form of Nonqualified Share Option Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.31	Form of Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.32	Schedule of Non-Employee Trustee Fees and Other Compensation*	Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2013

10.33	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.34	Consulting Agreement, dated as of March 31, 2009, by and between the Company and Alvin E. Kite, Jr.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on April 6, 2009

10.35	Third Amended and Restated Credit Agreement, dated as of February 26, 2013, by and among the Operating	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2013

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

10.41

Purchase and Sale Agreement, dated as of November 5, 2013, by and among KRG Development, LLC, a wholly-owned subsidiary of the Company, and OZ/CLP Hunter’s Creek LLC, OZ/CLP Lakewood LLC, OZ/CLP Northdale LLC, OZ/CLP Burnt Store LLC, OZ/CLP Portofino LP, OZ/CLP Kingwood Commons LP, OZ/CLP Clay LLC, OZ/CLP Trussville I LLC, OZ/CLP Trussville II LLC, and OZ/CLP Beechwood LLC

Filed herewith

12.1	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends	Incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

21.1	List of Subsidiaries	Incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of Kite Realty Group

Trust for the period ended December 31, 2013

23.1	Consent of Ernst & Young LLP	Incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Incorporated by reference to Exhibit 101.INS to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

101.SCH	XBRL Taxonomy Extension Schema Document	Incorporated by reference to Exhibit 101.SCH to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference to Exhibit 101.CAL to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Incorporated by reference to Exhibit 101.LAB to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference to Exhibit 101.PRE to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference to Exhibit 101.DEF to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

* Denotes a management contract or compensatory, plan contract or arrangement.