Form 10-Q
period 2014-06-30
KITE REALTY GROUP TRUST
filed 2014-08-08
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
The number of Common Shares outstanding as of August 1, 2014 was 332,664,553 ($.01 par value)

KITE REALTY GROUP TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
Assets:
Investment properties, at cost:
Land	$343,373	$333,458
Land held for development	55,944	56,078
Buildings and improvements	1,384,323	1,351,642
Furniture, equipment and other	5,889	4,970
Construction in progress	88,111	130,909
	1,877,640	1,877,057
Less: accumulated depreciation	(251,415)	(232,580)
	1,626,225	1,644,477

Cash and cash equivalents	22,628	18,134
Tenant receivables, including accrued straight-line rent of $15,673 and $14,490, respectively, net of allowance for uncollectible accounts	27,609	24,768
Other receivables	3,807	4,567
Escrow deposits	9,925	11,046
Deferred costs, net	53,580	56,388
Prepaid and other assets	3,705	4,547
Total Assets	$1,747,479	$1,763,927

Liabilities and Equity:
Mortgage and other indebtedness	$874,517	$857,144
Accounts payable and accrued expenses	54,996	61,437
Deferred revenue and other liabilities	40,462	44,313
Total Liabilities	969,975	962,894
Commitments and contingencies
Redeemable noncontrolling interests in Operating Partnership	40,782	43,928
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively, with a liquidation value of $102,500	102,500	102,500
Common Shares, $.01 par value, 450,000,000 shares authorized, 131,547,538 shares and 130,826,217 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,316	1,308
Additional paid in capital and other	824,073	821,526
Accumulated other comprehensive (loss) income	(1,425)	1,353
Accumulated deficit	(193,105)	(173,130)
Total Kite Realty Group Trust Shareholders' Equity	733,359	753,557
Noncontrolling Interests	3,363	3,548
Total Equity	736,722	757,105
Total Liabilities and Equity	$1,747,479	$1,763,927

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Minimum rent	$31,222	$22,652	$62,482	$43,132
Tenant reimbursements	8,315	5,537	17,478	11,093
Other property related revenue	1,306	1,727	3,543	6,732
Total revenue	40,843	29,916	83,503	60,957
Expenses:
Property operating	6,891	5,033	14,206	10,134
Real estate taxes	4,303	3,450	9,416	6,961
General, administrative, and other	2,313	1,814	5,420	3,954
Merger and acquisition costs	3,280	237	7,760	414
Impairment charge	—	5,371	—	5,371
Depreciation and amortization	19,737	13,807	37,177	25,192
Total expenses	36,524	29,712	73,979	52,026
Operating income	4,319	204	9,524	8,931
Interest expense	(7,522)	(6,943)	(14,905)	(13,271)
Income tax expense of taxable REIT subsidiary	(76)	(105)	(22)	(76)
Other income (expense), net	83	(39)	(10)	8
Loss from continuing operations	(3,196)	(6,883)	(5,413)	(4,408)
Discontinued operations:
Discontinued operations	—	(371)	—	(789)
Gain on sale of operating property, net	—	—	3,199	—
(Loss) income from discontinued operations	—	(371)	3,199	(789)
Loss before gain on sale of operating properties, net	(3,196)	(7,254)	(2,214)	(5,197)
Gain on sale of operating properties, net	—	—	3,489	—
Consolidated net (loss) income	(3,196)	(7,254)	1,275	(5,197)
Net loss attributable to noncontrolling interests	220	661	81	636
Net (loss) income attributable to Kite Realty Group Trust	$(2,976)	$(6,593)	$1,356	$(4,561)
Dividends on preferred shares	(2,114)	(2,114)	(4,228)	(4,228)
Net loss attributable to common shareholders	$(5,090)	$(8,707)	$(2,872)	$(8,789)

Net loss per common share - basic & diluted:
Loss from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.04)	$(0.09)	$(0.04)	$(0.10)
Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	0.00	(0.01)	0.02	(0.00)
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.04)	$(0.10)	$(0.02)	$(0.10)

Weighted average common shares outstanding - basic and diluted	131,537,866	91,066,817	131,282,150	84,486,979

Dividends declared per common share	$0.065	$0.060	$0.125	$0.120

Net loss attributable to Kite Realty Group Trust common shareholders:
Loss from continuing operations	$(5,090)	$(8,362)	$(5,917)	$(8,058)
(Loss) income from discontinued operations	—	(345)	3,045	(731)
Net loss attributable to Kite Realty Group Trust common shareholders	$(5,090)	$(8,707)	$(2,872)	$(8,789)

Consolidated net (loss) income	$(3,196)	$(7,254)	$1,275	$(5,197)
Change in fair value of derivatives	(2,217)	5,922	(2,920)	6,577
Total comprehensive loss	(5,413)	(1,332)	(1,645)	1,380
Comprehensive loss attributable to noncontrolling interests	327	201	223	122
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(5,086)	$(1,131)	$(1,422)	$1,502

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

						Accumulated
						Other
	Preferred Shares		Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Total

Balances, December 31, 2013	4,100,000	$102,500	130,826,217	$1,308	$821,526	$1,353	$(173,130)	$753,557
Common shares issued under employee share purchase plan	—	—	1,689	—	10	—	—	10
Stock compensation activity	—	—	709,632	8	741	—	—	749
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	—	—	(2,778)	—	(2,778)
Distributions declared to common shareholders	—	—	—	—	—	—	(17,103)	(17,103)
Distributions to preferred shareholders	—	—	—	—	—	—	(4,228)	(4,228)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	1,356	1,356
Exchange of redeemable noncontrolling interests for common shares	—	—	10,000	—	63	—	—	63
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	1,733	—	—	1,733
Balances, June 30, 2014	4,100,000	$102,500	131,547,538	$1,316	$824,073	$(1,425)	$(193,105)	$733,359

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income (loss)	$1,275	$(5,197)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Straight-line rent	(1,753)	(1,687)
Depreciation and amortization	38,236	27,043
Impairment charge	—	5,371
Gain on sale of operating properties, net	(6,688)	—
Provision for credit losses	427	174
Compensation expense for equity awards	352	465
Amortization of debt fair value adjustment	(4)	(123)
Amortization of in-place lease liabilities	(1,961)	(1,271)
Changes in assets and liabilities:
Tenant receivables and other	(2,441)	1,194
Deferred costs and other assets	(4,943)	(6,895)
Accounts payable, accrued expenses, deferred revenue and other liabilities	314	5,976
Net cash provided by operating activities	22,814	25,050
Cash flows from investing activities:
Acquisitions of interests in properties	—	(86,961)
Capital expenditures, net	(38,952)	(53,423)
Net proceeds from sales of operating properties	33,423	—
Change in construction payables	(8,501)	(13,740)
Collection of note receivable	542	—
Net cash used in investing activities	(13,488)	(154,124)
Cash flows from financing activities:
Common share issuance proceeds, net of issuance costs	(450)	97,196
Loan proceeds	47,208	135,764
Loan transaction costs	(37)	(807)
Loan payments	(29,831)	(88,060)
Distributions paid – common shareholders	(16,403)	(9,338)
Distributions paid - preferred shareholders	(4,228)	(4,228)
Distributions paid – redeemable noncontrolling interests	(830)	(782)
Distributions to noncontrolling interests in properties	(261)	(55)
Net cash (used in) provided by financing activities	(4,832)	129,690
Net change in cash and cash equivalents	4,494	616
Cash and cash equivalents, beginning of period	18,134	12,483
Cash and cash equivalents, end of period	$22,628	$13,099

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
June 30, 2014
(Unaudited)
(in thousands, except share and per share data)

Note 1. Organization

Kite Realty Group Trust (the “Company”, “we”, “us” and “our”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, redevelopment and development of neighborhood and community shopping centers and certain commercial real estate properties in selected markets in the United States.  At June 30, 2014, we owned interests in 70 operating properties (consisting of 68 retail properties and two commercial properties) and three development properties under construction.

On July 1, 2014, we completed a merger with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”) (see Note 12), upon which we now own interests in 130 operating properties (consisting of 128 retail properties and two commercial operating properties) and three development properties under construction.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2013 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

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

As of June 30, 2014, we had investments in two joint ventures that are VIEs in which we are the primary beneficiary.  As of this date, these VIEs had total debt of $65.9 million which is secured by assets of the VIEs totaling $117.2 million.  The Operating Partnership guarantees the debt of these VIEs.

We consider all relationships between ourself and the VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s performance.   We also continuously reassess primary beneficiary status.  During the three months ended June 30, 2014, there were no changes to our conclusions regarding whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.

Noncontrolling Interests

We report the noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to the noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
Noncontrolling interests balance January 1	$3,548	$3,535
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	76	62
Distributions to noncontrolling interests	(261)	(55)
Noncontrolling interests balance at June 30	$3,363	$3,542

We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to unitholders upon redemption of their interests in the Operating Partnership under certain circumstances, such as the delivery of registered shares upon conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of June 30, 2014 and December 31, 2013, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

The redeemable noncontrolling interests in the Operating Partnership for the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
Redeemable noncontrolling interests balance January 1	$43,928	$37,670
Net loss allocable to redeemable noncontrolling interests	(157)	(698)
Distributions declared to redeemable noncontrolling interests	(863)	(785)
Other comprehensive (loss) income allocable to redeemable noncontrolling interests 1	(142)	514
Exchange of redeemable noncontrolling interest for common stock	(63)	(38)
Adjustment to redeemable noncontrolling interests - Operating Partnership and other	(1,921)	4,150
Redeemable noncontrolling interests balance at June 30	$40,782	$40,813

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 5).

The following sets forth accumulated other comprehensive (loss) income allocable to noncontrolling interests for the six months ended June 30, 2014 and 2013:

	2014	2013
Accumulated comprehensive income (loss) balance at January 1	$69	$(456)
Other comprehensive (loss) income allocable to redeemable noncontrolling interests 1	(142)	514
Accumulated comprehensive (loss) income balance at June 30	$(73)	$58

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 5).

We allocate net operating results of the Operating Partnership after preferred dividends and noncontrolling interest in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in our shareholders’ equity.  The Company’s and the limited partners’ weighted average interests in the Operating Partnership for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Company’s weighted average basic interest in Operating Partnership	95.2%	93.1%	95.2%	92.6%
Limited partners' redeemable noncontrolling weighted average basic interests in Operating Partnership	4.8%	6.9%	4.8%	7.4%

At both June 30, 2014 and December 31, 2013, the Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership were 95.2% and 4.8%, respectively.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (the “Update”).  The Update changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity or assets that meet the criteria to be classified as held for sale and that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.  The Update also requires expanded disclosures for discontinued operations and requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting in the period in which it is disposed of or is classified as held for sale and for all prior periods that are presented in the statement where net income is reported.  The Update is effective for annual periods beginning on or after December 15, 2014, with early adoption permitted for disposals of assets that were not held for sale as of December 31, 2013.  The Company adopted the Update in the first quarter of 2014.  In March 2014, the Company disposed of its 50th and 12th operating property which had been classified as held for sale at December 31, 2013.  Accordingly, the revenues and expenses of this property and the associated gain on sale have been classified in discontinued operations in the 2014 consolidated statements of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance as well as impact the existing GAAP guidance governing the sale of nonfinancial assets. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance.

ASU 2014-09 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted. ASU 2014-09 allows for either recognizing the cumulative effect of application (i) at the start of the earliest comparative period presented (with the option to use any or all of three practical expedients) or (ii) at the date of initial application, with no restatement of comparative periods presented.

We have not yet selected a transition method nor have we determined the effect of ASU 2014-09 on our ongoing financial reporting.

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

Potentially dilutive securities include outstanding options to acquire common shares, units in the Operating Partnership, which may be exchanged for either cash or common shares, at the Company’s option, under certain circumstances, and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to our net loss attributable to common shareholders for the three and six months ended June 30, 2014 and 2013, the potentially dilutive securities were not dilutive for those periods.

Approximately 1.5 million and 1.7 million outstanding options to acquire common shares were excluded from the computation of diluted earnings per share because their impact was not dilutive for the three and six months ended June 30, 2014 and 2013, respectively.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at June 30, 2014 and December 31, 2013:

	Balance at
	June 30, 2014	December 31, 2013
Unsecured revolving credit facility	$145,000	$145,000
Unsecured term loan	230,000	230,000
Notes payable secured by properties under construction - variable rate	168,821	144,389
Mortgage notes payable - fixed rate	270,079	276,504
Mortgage notes payable - variable rate	60,556	61,185
Net premiums on acquired debt	61	66
Total mortgage and other indebtedness	$874,517	$857,144

Consolidated indebtedness, including weighted average maturities and weighted average interest rates at June 30, 2014, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$270,079	3.9	5.76%	31%
Floating rate debt (hedged to fixed)	327,294	3.7	3.13%	37%
Total fixed rate debt, considering hedges	597,373	3.8	4.32%	68%
Notes payable secured by properties under construction - variable rate	168,821	1.1	2.20%	19%
Other variable rate debt	60,556	4.2	2.31%	7%
Corporate unsecured variable rate debt	375,000	4.3	1.84%	43%
Floating rate debt (hedged to fixed)	(327,294)	-3.7	-1.99%	-37%
Total variable rate debt, considering hedges	277,083	3.0	1.99%	32%
Net premiums on acquired debt	61	N/A	N/A	N/A
Total debt	$874,517	3.5	3.58%	100%

   Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.

Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 175 to 225 basis points.  At June 30, 2014, the one-month LIBOR interest rate was 0.16%.  Fixed interest rates on mortgage loans range from 5.42% to 6.78%.

Unsecured Revolving Credit Facility and Unsecured Term Loan

The amount that we may borrow under our unsecured revolving credit facility is based on the value of assets in our unencumbered property pool.  As of June 30, 2014, the full amount of the unsecured revolving credit facility, or $200 million, was available for draw based on the unencumbered property pool allocated to the facility.  Taking into account outstanding draws and letters of credit, as of June 30, 2014, we had $49.8 million available for future borrowings under the unsecured revolving credit facility.  As of June 30, 2014, we had 62 unencumbered properties, of which 56 were wholly-owned by subsidiaries which are guarantors under the unsecured revolving credit facility and the unsecured term loan (the “Term Loan”).

As of June 30, 2014, $145 million was outstanding under the unsecured revolving credit facility and $230 million was outstanding under the Term Loan.  Additionally, we had letters of credit outstanding which totaled $5.2 million, against which no amounts were advanced as of June 30, 2014.

Our ability to borrow under the unsecured revolving credit facility is subject to our compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  The unsecured revolving credit facility and the Term Loan also require us to satisfy certain financial covenants.  As of June 30, 2014, we were in compliance with all such covenants on the unsecured revolving credit facility and the Term Loan.

On July 1, 2014, we amended the terms of our unsecured revolving credit facility (the “amended facility”) and increased the total borrowing capacity from $200 million to $500 million.  The amended terms also include an extension of the maturity date from February 26, 2017 to July 1, 2018, which may be further extended for up to two additional periods of six months at our option, subject to certain conditions, and a reduction in the interest rate to LIBOR plus 140 to 200 basis points, depending on our leverage, from LIBOR plus 165 to 250 basis points.  The amended facility has a fee of 15 to 25 basis points on unused borrowings.  We may increase our borrowings under the amended facility up to $750 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the amended facility, to provide such increased amounts.

Upon the closing of the amended facility and a $20 million paydown of the outstanding balance, we had approximately $370 million available for future borrowings.  In addition, our unencumbered assets could provide approximately $64 million of additional borrowing capacity under the unsecured revolving credit facility.

On July 1, 2014, we also amended the terms of our $230 million Term Loan (the “amended Term Loan”).   The amended Term Loan has a maturity date of July 1, 2019 from August 21, 2018, which may be extended for an additional six months at the Company’s option subject to certain conditions.  The interest rate applicable to the amended Term Loan was reduced to LIBOR plus 135 to 190 basis points, depending on the Company’s leverage, a decrease of between 10 and 55 basis points across the leverage grid.  The amended Term Loan also provides for an increase in total borrowing of up to an additional $170 million ($400 million in total), subject to certain conditions, including obtaining commitments from any one or more lenders.

Debt Activity

For the six months ended June 30, 2014, we had total loan borrowings of $47.2 million and total loan repayments of $29.8 million.  The major components of this activity are as follows:

•	In January 2014, a pay-off of the $4.0 million loan secured by the 50th and 12th operating property was made using a portion of the proceeds from the sale of the property (see Note 8);

•	In February 2014, a draw of $14.7 million was made on the unsecured revolving credit facility to fund redevelopment and tenant improvement costs;

•	In March 2014, pay downs totaling $14.7 million were made on the unsecured revolving credit facility utilizing a portion of proceeds from property sales;

•	In March 2014, the $6.9 million Beacon Hill variable rate loan was refinanced and the maturity of the loan was extended to April 2018;

•	In May 2014, a pay down totaling $1.2 million was made on the loan secured by Delray Marketplace operating property; and

•	Draws totaling $25.6 million were made during the period on construction loans related to the Rangeline Crossing, Holly Springs – Phase I and Parkside – Phases I and II development projects; and

•	Scheduled principal payments were made on indebtedness totaling $3.0 million.

In July 2014, we retired the $17.5 million loan secured by our Rangeline Crossing operating property, the $18.9 million loan secured by our Four Corner Square operating property, and the $5.0 million loan secured by the land at 951 and 41 in Naples, Florida using cash on hand.

Also in July, we paid down the unsecured revolving credit facility by $20 million, which reduced the outstanding balance to $125 million.

Fair Value of Fixed and Variable Rate Debt

As of June 30, 2014, the fair value of fixed rate debt was $285.7 million compared to the book value of $270.1 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 2.78% to 4.68%.  As of June 30, 2014, the fair value of variable rate debt was $603.1 million compared to the book value of $604.4 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 1.80% to 3.58%.

Note 5. Derivative Instruments, Hedging Activities and Other Comprehensive Income

In order to manage volatility relating to variable interest rate risk, we enter into interest rate hedging agreements from time to time.  We do not use derivatives for trading or speculative purposes nor do we have any derivatives that are not designated as cash flow hedges.  We have agreements with each of our derivative counterparties that contain a provision that in the event of default on any of our indebtedness, we could also be declared in default on our derivative obligations.  As of June 30, 2014, we were party to various cash flow hedge agreements with notional amounts totaling $327.3 million.  These hedge agreements effectively fix the interest rate indices underlying certain variable rate debt instruments over terms ranging from 2014 through 2020.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.13%.

These interest rate hedge agreements are the only assets or liabilities that we record at fair value on a recurring basis.  The valuation of these assets and liabilities is determined using widely accepted techniques including discounted cash flow analysis.  These techniques consider the contractual terms of the derivatives (including the period to maturity) and use observable market-based inputs such as interest rate curves and implied volatilities.  We also incorporate credit valuation adjustments into the fair value measurements to reflect  nonperformance risk on both our part and that of the respective counterparties.

As a basis for considering market participant assumptions in fair value measurements, accounting guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs for identical instruments that are classified within Level 1 and observable inputs for similar instruments that are classified within Level 2) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3).  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Although we have determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and our counterparties.   However, as of June 30, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

As of June 30, 2014 the fair value of our interest rate hedges was a net liability of $1.8 million, including accrued interest of $0.3 million.  As of June 30, 2014, $0.5 million is recorded in prepaid and other assets and $2.3 million is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2013 the net fair value of our interest rate hedge assets was $1.1 million, including accrued interest of $0.3 million.  As of December 31, 2013, $2.8 million is recorded in prepaid and other assets and $1.7 million is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

We currently expect the impact to interest expense over the next 12 months as the hedged forecasted interest payments occur to be $3.7 million.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the six months ended June 30, 2014 and 2013, $1.9 million and $1.3 million, respectively, were reclassified as a reduction to earnings.

Our share of net unrealized gains and losses on our interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.  The following sets forth comprehensive loss allocable to us for the three and six months ended June 30, 2014 and 2013:
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss attributable to Kite Realty Group Trust common shareholders	$(5,090)	$(8,707)	$(2,872)	$(8,789)
Other comprehensive (loss) income allocable to Kite Realty Group Trust1	(2,111)	5,461	(2,778)	6,063
Comprehensive loss attributable to Kite Realty Group Trust common shareholders	$(7,201)	$(3,246)	$(5,650)	$(2,726)

____________________
1	Reflects our share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 6. Shareholders’ Equity

In February and March 2014, a total of 679,714 restricted shares were granted to members of executive management and certain other employees.  The restricted shares were granted at fair values ranging from $5.92 to $6.14 and will vest ratably over periods ranging from three to five years.

In June 2014, upon approval from shareholders we filed an amendment to our Articles of Amendment and Restatement of Declaration of Trust, as amended, with the State of Maryland State Department of Assessments and Taxation to increase the total number of authorized common shares of beneficial interest from 200,000,000 to 450,000,000.  On July 1, 2014, we issued approximately 201 million common shares to the existing Inland Diversified stockholders as consideration in connection with the merger transaction.

Our Board of Trustees declared a quarterly cash distribution of $0.515625 per Series A Preferred Share covering the period from March 2, 2014 to June 1, 2014.  This distribution was paid on June 1, 2014 to shareholders of record as of May 21, 2014.

Our Board of Trustees declared a cash distribution of $0.065 per common share for the second quarter of 2014.  This distribution was paid on July 1, 2014 to common shareholders and operating partnership unit holders of record as of June 24, 2014.

In 2012, we entered into Equity Distribution Agreements with certain sales agents pursuant to which we may sell, from time to time, up to an aggregate amount of $50 million of our common shares.  During the six months ended June 30, 2014, no common shares were issued under these Equity Distribution Agreements.

Note 7. Commitments and Contingencies

Eddy Street Commons at Notre Dame

Phase I of Eddy Street Commons at the University of Notre Dame is a multi-phase project located adjacent to the university in South Bend, Indiana.  Eddy Street Commons includes retail, office, a limited service hotel, a parking garage, apartment and residential units and is expected to include a full service hotel.

The City of South Bend, Indiana has contributed $35 million to the development, funded by tax increment financing (TIF) bonds issued by the City and a cash commitment from the City, both of which were used for the construction of the parking garage and infrastructure improvements to this project.  The majority of the bonds are expected to be funded by real estate tax payments made by us and subject to reimbursement from the tenants of the property; however, we have no obligation to repay or guarantee the bonds.  If there are delays in the development, we are obligated to pay certain fees.  However, we have an agreement with the City of South Bend to limit its exposure to a maximum of $0.4 million as to such fees.  In addition, we will not be in default concerning other obligations under the agreement with the City of South Bend as long as we commence and diligently pursue the completion of our obligations under that agreement.

Other Commitments and Contingencies

We are not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us other than routine litigation, claims, and administrative proceedings arising in the ordinary course of business.  Management believes that such routine litigation, claims, and administrative proceedings will not have a material adverse impact on our consolidated financial statements.

We are obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of the development and redevelopment projects.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through existing construction loans.  In addition, if necessary, we may make draws on our unsecured revolving credit facility.

As of June 30, 2014, we had outstanding letters of credit totaling $5.2 million.  At that date, there were no amounts advanced against these instruments.

Note 8. Disposals of Operating Properties

During the first quarter of 2014, we sold our Red Bank Commons operating property in Evansville, Indiana, our Ridge Plaza operating property in Oak Ridge, New Jersey, and our 50th and 12th operating property in Seattle, Washington for aggregate proceeds of $35.2 million for a net gain of $6.7 million.

The Red Bank Commons and Ridge Plaza operating properties are not included in discontinued operations in the accompanying Statements of Operations for the three and six months ended June 30, 2014 and 2013, as the disposals individually or in the aggregate did not represent a strategic shift that has or will have a major effect on our operations and financial results (see Note 2).

The 50th and 12th operating property is included in discontinued operations for the three months ended June 30, 2014 and the three and six months ended June 30, 2013, as the property was classified as held for sale as of December 31, 2013.

Note 9. Property Acquisitions

    During the six months ended June 30, 2014, we did not acquire any operating properties or land for development. In the year ended December 31, 2013, we acquired thirteen properties.  The majority of these operating properties were acquired with the net proceeds of our $314 million in common share equity offerings in 2013.  Preliminary purchase price allocations were made at the date of acquisition, primarily to the fair value of tangible assets (land, building, and improvements) as well as to intangibles.  The estimated purchase price allocations remain preliminary at June 30, 2014 and are subject to revision within the measurement period, not to exceed one year.  Following is a summary of our 2013 operating property acquisitions.

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)

Shoppes of Eastwood	Orlando, FL	January 2013	$ 11.6
Cool Springs Market	Nashville, TN	April 2013	37.6
Castleton Crossing	Indianapolis, IN	May 2013	39.0
Toringdon Market	Charlotte, NC	August 2013	15.9

Nine Property Portfolio:		November 2013	$ 304.0
Beechwood Promenade	Athens, GA
Burnt Store Promenade	Punta Gorda, FL
Hunter’s Creek Promenade	Orlando, FL
Lakewood Promenade	Jacksonville, FL
Northdale Promenade	Tampa, FL
Kingwood Commons	Houston, TX
Portofino Shopping Center	Houston, TX
Clay Marketplace	Birmingham, AL
Trussville Promenade	Birmingham, AL

Note 10. Development and Redevelopment Activities

Development Activities

In the first quarter of 2014, we substantially completed construction on Delray Marketplace in Delray Beach, Florida and transferred the property to the operating portfolio.  The center is anchored by Publix and Frank Theatres along with a number of restaurants and retailers including Burt and Max’s Grille, Charming Charlie’s, Chico’s, White House | Black Market, Ann Taylor Loft, and Jos. A Bank.

    In 2013, we substantially completed construction on Phase I of Holly Springs Towne Center near Raleigh, North Carolina and transitioned the project to the operating portfolio.  The center is anchored by Target (non-owned), Dick’s Sporting Goods, Marshalls, Petco, and Ulta.  In the first quarter of 2014, we signed leases with Bed Bath and Beyond and DSW to join Frank Theatres as the anchor tenants for Phase II, which is currently underconstruction.

    In 2013, we commenced construction on both phases of Parkside Town Commons near Raleigh, North Carolina. Phase I is anchored by Harris Teeter under a ground lease, Petco and a non-owned Target. Phase II will be anchored by Frank Theatres, Golf Galaxy, Field & Stream, and Toby Keith’s Bar & Grill.

Redevelopment Activities

In January 2013, we completed plans for a redevelopment project at Bolton Plaza and reduced the estimated useful lives of certain assets that were demolished as part of this project.  As a result of this change in estimate, $0.8 million of additional depreciation expense was recognized in the three months ended March 31, 2013.  The center is anchored by Academy Sports and Outdoors, LA Fitness, and Panera Bread.

In July 2013, we completed plans for a redevelopment project at King’s Lake Square and reduced the estimated useful lives of certain assets that were demolished as part of this project.  As a result of this change in estimate, $2.5 million of additional depreciation expense was recognized in 2013.  This center is anchored by Publix Supermarkets which opened in April of 2014.  We transitioned this project to the operating portfolio in the second quarter of 2014.

Note 11. Kedron Village

    In June 2013, we received notice that the representatives of the lender intended to initiate foreclosure proceedings on Kedron Village.  On July 2, 2013, the foreclosure proceedings were completed and the mortgage lender took title to the property in satisfaction of principal and interest due on the mortgage.

We reevaluated the Kedron Village property for impairment as of June 30, 2013 and determined that, based on the developments, the carrying value of the property was no longer fully recoverable considering the reduced holding period that considers the foreclosure proceedings.  Accordingly, we recorded a non-cash impairment charge of $5.4 million for the three months ended June 30, 2013 based upon the estimated fair value of the asset of $25.5 million.

The operations of Kedron Village were classified as Discontinued Operations in the consolidated statement of operations for the three and six months ended June 30, 2013.

Note 12. Subsequent Events

Merger with Inland Diversified

On July 1, 2014, we completed the previously announced merger with Inland Diversified, in accordance with the merger agreement dated as of February 9, 2014.  Inland Diversified merged with and into our wholly-owned subsidiary in a stock-for-stock exchange with a transaction value of approximately $2.1 billion, including the assumption of approximately $0.9 billion of debt.

The retail portfolio acquired by us through the merger with Inland Diversified is comprised of 60 properties in 23 states.  The properties are located in a number of our existing markets and in various new markets including Westchester, New York; Bayonne, New Jersey; Las Vegas, Nevada; Virginia Beach, Virginia; and Salt Lake City, Utah.

Under the terms of the merger agreement, Inland Diversified shareholders received 1.707 newly issued common shares of beneficial interest of ours for each outstanding common share of Inland Diversified with a market value of approximately $1.2 billion based on the closing price of our common shares on the day preceding the merger of $6.14.  On the merger date, we issued approximately 201 million common shares to the existing Inland Diversified shareholders.  The purchase price allocation to tangible assets, intangibles and liabilities assumed is not complete as of the filing date.

We recorded merger expense of $3.3 million and $7.8 million of merger costs for the three and six months ended June 30, 2014, respectively, which are included in “Merger and acquisition costs” in the accompanying consolidated statements of operations. These costs primarily consist of fairness opinion, legal, professional, and data migration costs.  We anticipate the total merger related costs to be approximately $27 million.

    The following table presents pro forma combined total revenue and consolidated net income (loss) for the six months ending June 30, 2014 and 2013 as if the merger had been consummated on January 1, 2013.  Adjustments have been made to the Kite Realty Group Trust results to reflect the effects of property acquisitions for the six months ending June 30, 2013 as if they had occurred on January 1, 2013.  The pro forma results have been calculated under our accounting policies and adjusted to reflect the results of Inland Diversified’s additional depreciation and amortization that would have been recorded assuming the allocation of the purchase price to investment properties, intangible assets and indebtedness had been applied on January 1, 2013.

	Six Months Ended June 30, (unaudited)
	2014	2013
Total Revenue	$176,705	$170,836
Consolidated net income (loss)	1,584	(4,963)

    In July 2014, a total of 1,175,075 restricted shares were granted to members of executive management and certain other employees in connection with the successful closing of the merger with Inland Diversified, in recognition of the increase in the size of the Company and the scale of its operations, and in anticipation of new three year employment agreements.  These shares will vest ratably over periods up to four years and, in the case of executive management, a three year no-sell provision is added after the shares have vested.

Reverse Share Split

On July 22, 2014, the Board of Trustees approved a reverse share split of our common shares at a ratio of 1-for-4.  The reverse share split is expected to take effect on August 11, 2014.  As a result of the reverse share split, the number of outstanding common shares will be reduced from approximately 332.7 million to approximately 83.2 million. The financial statements have not been adjusted because the reverse share split was not effective as of our filing date.  The reverse share split will be applied retrospectively.

Item 2.

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•	national and local economic, business, real estate and other market conditions, particularly in light of low growth in the U.S. economy;

•	financing risks, including the availability of and costs associated with sources of liquidity;

•	the Company’s ability to refinance, or extend the maturity dates of, its indebtedness;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant bankruptcies;

•	the level and volatility of interest rates;

•	the competitive environment in which the Company operates;

•	acquisition, disposition, development and joint venture risks, including the merger transaction with Inland Diversified;

•	property ownership and management risks;

•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property the Company owns;

•	risks related to the geographical concentration of our properties in Indiana, Florida and Texas;

•	other factors affecting the real estate industry generally; and

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

At June 30, 2014, we owned interests in 70 operating properties (consisting of 68 retail properties and two commercial properties) and three development properties under construction.  In addition, we also owned interests in other land parcels comprising 131 acres that may be used for future expansion of existing properties, development of new retail or commercial properties or sold to third parties.  These land parcels are classified as “Land held for development” in the accompanying consolidated balance sheets.

On July 1, 2014, we completed the previously announced merger with Inland Diversified upon which we owned interests in 130 operating properties (consisting of 128 retail properties, two commercial operating properties) and three development properties under construction.

Current Business Environment

    Most elements of the U.S. economy continued to recover during the second quarter of 2014.  The economy continued to create jobs at a consistent pace in June 2014, with 288,000 jobs being added and the unemployment rate declining to 6.1%.  However, uncertainty surrounding regulatory, fiscal, and monetary policy continues to negatively affect job creation, capital pricing, and the cost of doing business.  Additional uncertainty surrounds the U.S. Federal Reserve Bank’s policy of quantitative easing of the money supply and the long-term effects of maintaining interest rates at historically low levels to encourage consumer and business spending.

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

The prolonged uncertainty in the U.S. economy has led to conditions that may continue to impact our business in a number of ways, including soft consumer demand; high levels of tenant bankruptcies; curtailment of operations by certain of our tenants; delays or postponements from entering into long-term leases with us by current or potential tenants; decreased demand for retail space; difficulty in collecting rent from tenants; our need to make rent concessions in light of tenant’s financial difficulties; the possible need to outlay additional capital to assist tenants in the opening of their businesses; and possible termination by our tenants of their leases with us.

Ongoing Actions Taken to Capitalize on the Current Business Environment

    During the second quarter and since, we have continued to execute on our strategy to maximize shareholder value, including:

Merger with Inland Diversified.  On July 1, 2014, we closed on the previously announced merger with Inland Diversified with a transaction value of approximately $2.1 billion, including the assumption of approximately $0.9 billion of debt.  The merger is expected to provide a number of financial and operational benefits including a substantial increase in cash flow and liquidity, a lower cost of capital, and strengthened balance sheet.  The operational benefits are expected to include improved synergies from an expanded platform, redevelopment opportunities, and enhanced relationships with tenants.

The portfolio acquired from Inland Diversified is comprised of high quality assets and a strong tenant base that will complement our existing portfolio.  The merger will allow us to increase the size and scale of our business in our core markets and provide entry into attractive new markets including Las Vegas, Nevada, Salt Lake City, Utah and Westchester, New York.

Additionally, our scalable platform will enable us to achieve administrative and operating synergies.  We estimate we will be able to achieve $17 million in savings from Inland Diversified’s operating expense on an annual basis as a result of the termination of certain contracts and other cost savings initiatives.

Capital Activity.  Upon completion of the merger, we amended the terms of our unsecured revolving credit facility and Term Loan.  The borrowing capacity of the unsecured revolving credit facility was increased from $200 million to $500 million, and the interest rates were reduced for both instruments.  These amendments increased the amount of our liquidity to approximately $455 million providing significant flexibility in funding future acquisition, development and redevelopment activities and maturing debt if appropriate.

    Development, and Redevelopment Activities.   During the second quarter of 2014, Harris Teeter opened at Phase I of Parkside Town Commons near Raleigh, North Carolina to join a non-owned Target store that opened in the first quarter of 2014.  During the quarter we also transitioned King’s Lake Square in Naples, Florida into the operating portfolio as a new and expanded Publix Supermarket opened for business.

 Lease Activity – New and Renewal.  During the second quarter of 2014, we executed 45 new and renewal leases totaling 174,400 square feet.  New leases were signed with 15 tenants for 29,400 square feet of GLA while renewal leases were signed with 30 tenants for 145,000 square feet of GLA.

Operations.  Our same property net operating income improved 4.4% and 4.6%, respectively, for the three and six months ended June 30, 2014 compared to the same periods of the prior year, primarily due to increased occupancy, rental rate growth, and improved recoveries.

Results of Operations

At June 30, 2014, we owned interests in 70 properties consisting of 64 retail operating properties, two operating commercial properties and four retail properties under redevelopment. As of this date, we also owned interests in three retail development properties under construction.

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

Development Activities

The following development properties were partially operational at various times from January 1, 2013 through June 30, 2014:

Property Name	MSA	Economic Occupancy Date1	Owned GLA

Delray Marketplace	Delray Beach, FL	January 2013	260,153
Holly Springs Towne Center – Phase I	Raleigh, NC	March 2013	207,589
Parkside Town Commons – Phase I	Raleigh, NC	March 2014	104,978

____________________
1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

Property Acquisitions

The following properties were acquired between January 1, 2013 and June 30, 2014:

Property Name	MSA	Acquisition Date	Acquisition Costs (millions)	Owned GLA

Shoppes of Eastwood	Orlando, FL	January 2013	$ 11.6	69,037
Cool Springs Market	Nashville, TN	April 2013	37.6	223,912
Castleton Crossing	Indianapolis, IN	May 2013	39.0	277,812
Toringdon Market	Charlotte, NC	August 2013	15.9	60,464

Nine Property Portfolio:		November 2013	$ 304.0
Beechwood Promenade	Athens, GA			342,217
Burnt Store Promenade	Punta Gorda, FL			94,223
Hunter’s Creek Promenade	Orlando, FL			119,729
Lakewood Promenade	Jacksonville, FL			196,820
Northdale Promenade	Tampa, FL			175,925
Kingwood Commons	Houston, TX			164,356
Portofino Shopping Center	Houston, TX			371,792
Clay Marketplace	Birmingham, AL			66,165
Trussville Promenade	Birmingham, AL			446,484

Property Dispositions

In 2014, we sold the following operating properties:

•	50th and 12th (Walgreens), Seattle, Washington in January 2014, which was held for sale at December 31, 2013;

•	Red Bank Commons, Evansville, Indiana in March 2014; and

•	Ridge Plaza, Oak Ridge, New Jersey in March 2014;

In September 2013, we sold our Cedar Hill Village property in Dallas, Texas.  In July 2013, foreclosure proceedings were completed on the Kedron Village property and the mortgage lender took title to the property in satisfaction of principal and interest due on the mortgage.

Redevelopment Activities

The following properties were under redevelopment at various times during the period from January 1, 2013 through June 30, 2014:

Property Name	MSA	Transition to Redevelopment1	Transition to Operations	Owned GLA

Four Corner Square	Maple Valley, Washington	September 2008	December 2013	107,998
Bolton Plaza2	Jacksonville, Florida	June 2008	Pending	155,637
Rangeline Crossing	Carmel, Indiana	June 2012	June 2013	97,511
Gainesville Plaza3	Gainesville, Florida	June 2013	Pending	162,693
King’s Lake Square4	Naples, Florida	July 2013	April 2014	88,153

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2
This property is currently a redevelopment under construction.  The L.A. Fitness portion of this $10.3 million project opened in February of 2014 and Panera Bread opened in June of 2014.  The entire project is currently 85.4% leased.

3
This property is currently a redevelopment under construction.  In March 2014, we signed leases with Ross Dress for Less and Burlington Coat Factory to anchor the project, which is currently 81.6% leased or committed.

4	The new Publix grocery store opened in April 2014 and the project was transitioned back to the operating portfolio. The project is currently 87.8% leased.

Anchor Tenant Openings

Included below is a list of anchor tenants that opened in 2014.

Tenant Name	Property Name	MSA	Owned GLA

LA Fitness	Bolton Plaza	Jacksonville, FL	38,000
Sprouts Farmers Market	Sunland Towne Center	El Paso, TX	31,541
Fresh Market	Lithia Crossing	Tampa Bay, FL	18,091
Walgreens	Rangeline Crossing	Indianapolis, IN	15,300
Publix	King’s Lake Square	Naples, FL	88,153
Target1	Parkside Town Commons – Phase I	Raleigh, NC	─
Harris Teeter	Parkside Town Commons – Phase I	Raleigh, NC	53,000
Total Wine and More	International Speedway Square	Daytona, FL	23,942
Walgreens	Four Corner Square	Maple Valley, WA	14,820
Petco	Parkside Town Commons – Phase I	Raleigh, NC	12,500

____________________
1	Target is a non-owned anchor that owns its 135,300 square foot store.

Same Property Net Operating Income

We believe that net operating income (“NOI”) is helpful to investors as a measure of our operating performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as depreciation and amortization, interest expense, and asset impairment, if any. We believe that NOI for our “same properties” (“Same Property NOI”) is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full periods presented, which eliminates disparities in net income due to the redevelopment, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent metric for the comparison of our properties. NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of our financial performance.

The following table reflects same property net operating income (and reconciliation to net loss attributable to common shareholders) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2014	2013	% Change	2014	2013	% Change
Number of properties at period end1	50	50		50	50

Leased percentage at period-end	96.3%	95.9%		96.3%	95.9%

Net operating income – same properties (50 properties)2	$15,911	$15,237	4.4%	$32,227	$30,822	4.6%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income – same properties	$15,911	$15,237		$32,227	$30,822
Net operating income – non-same properties	13,738	6,196		27,654	13,040
Other income (expense), net	7	(144)		(32)	(68)
General, administrative and acquisition expenses	(2,313)	(1,814)		(5,420)	(3,954)
Merger and acquisition costs	(3,280)	(237)		(7,760)	(414)
Impairment charge	─	(5,371)		─	(5,371)
Depreciation expense	(19,737)	(13,807)		(37,177)	(25,192)
Interest expense	(7,522)	(6,943)		(14,905)	(13,271)
Discontinued operations	─	(371)		─	(789)
Gain on sale of operating properties, net	─	─		6,688	─
Net loss attributable to noncontrolling interests	220	661		81	636
Dividends on preferred shares	(2,114)	(2,114)		(4,228)	(4,228)
Net loss attributable to common shareholders	$(5,090)	$(8,707)		$(2,872)	$(8,789)

____________________
1	Same Property analysis excludes operating properties in redevelopment.
2
Same Property net operating income excludes net gains from outlot sales, straight-line rent revenue, bad debt expense and recoveries, lease termination fees, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any.

Comparison of Operating Results for the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

The following table reflects our consolidated statements of operations for the three months ended June 30, 2014 and 2013 (unaudited):

(in thousands)	2014	2013	Net change 2013 to 2014
Revenue:
Rental income (including tenant reimbursements)	$39,537	$28,189	$11,348
Other property related revenue	1,306	1,727	(421)
Total revenue	40,843	29,916	10,927
Expenses:
Property operating	6,891	5,033	1,858
Real estate taxes	4,303	3,450	853
General, administrative, and other	2,313	1,814	499
Merger and acquisition costs	3,280	237	3,043
Impairment charge	—	5,371	(5,371)
Depreciation and amortization	19,737	13,807	5,930
Total Expenses	36,524	29,712	6,812
Operating income	4,319	204	4,115
Interest expense	(7,522)	(6,943)	(579)
Income tax expense of taxable REIT subsidiary	(76)	(105)	29
Other income (expense), net	83	(39)	122
Loss from continuing operations	(3,196)	(6,883)	3,687
Discontinued operations:
Discontinued operations	—	(371)	371
Gain on sale of operating property, net	—	—	0
Loss from discontinued operations	—	(371)	371
Consolidated net loss	(3,196)	(7,254)	4,058
Net loss attributable to noncontrolling interests	220	661	(441)
Net loss attributable to Kite Realty Group Trust	(2,976)	(6,593)	3,617
Dividends on preferred shares	(2,114)	(2,114)	-
Net loss attributable to common shareholders	$(5,090)	$(8,707)	$3,617

Rental income (including tenant reimbursements) increased $11.3 million, or 40.3%, due to the following:

(in thousands)	Net change 2013 to 2014
Development properties that became operational or were partially operational in 2013 and/or 2014	$1,058
Properties acquired during 2013	8,916
Properties sold during 2014	(750)
Properties under redevelopment during 2013 and/or 2014	632
Properties fully operational during 2013 and 2014 and other	1,492
Total	$11,348

    The increase of $1.5 million in rental income for fully operational properties is primarily attributable to anchor tenant openings at certain operating properties and an improvement in recoveries from tenants.  For the total portfolio and excluding the effect of bad debt, legal and other nonrecoverable expenses, the overall recovery ratio for reimbursable expenses improved to 82.8% for the three months ended June 30, 2014 compared to 79.2% for the three months ended June 30, 2013.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains related to land sales.  This revenue decreased by $0.4 million, primarily as a result of lower gains on land sales of $0.5 million.

Property operating expenses increased $1.9 million, or 36.9%, due to the following:

(in thousands)	Net change 2013 to 2014
Development properties that became operational or were partially operational in 2013 and/or 2014	$209
Properties acquired during 2013	1,532
Properties sold during 2014	(81)
Properties under redevelopment during 2013 and/or 2014	281
Properties fully operational during 2013 and 2014 and other	(83)
Total	$1,858

    The net $0.1 million decrease in property operating expenses at properties fully operational during 2013 and 2014 is due to lower insurance costs.

Real estate taxes increased $0.9 million, or 24.7%, due to the following:

(in thousands)	Net change 2013 to 2014
Development properties that became operational or were partially operational in 2013 and/or 2014	$259
Properties acquired during 2013	934
Properties sold during 2014	(78)
Properties under redevelopment during 2013 and/or 2014	(39)
Properties fully operational during 2013 and 2014 and other	(223)
Total	$853

The net $0.2 million decrease in real estate taxes at properties fully operational during 2013 and 2014 is due to lower assessments at certain properties in Indiana.  The majority of changes in our real estate tax expense is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.5 million, or 27.5%, due to higher public company and personnel costs.

Merger and acquisition costs for the three months ended June 30, 2014 related almost entirely to our merger with Inland Diversified and totaled $3.3 million compared to $0.2 million for the three months ended June 30, 2013.  The majority of the $3.3 million related to fairness opinion, due diligence, legal, and professional expenses.

We recorded an impairment charge of $5.4 million related to our Kedron Village operating property in the three months ended June 30, 2013.

Depreciation and amortization expense increased $5.9 million, or 42.9%, due to the following:

(in thousands)	Net change 2013 to 2014
Development properties that became operational or were partially operational in 2013 and/or 2014	$687
Properties acquired during 2013	6,714
Properties sold during 2014	(234)
Properties under redevelopment during 2013 and/or 2014	(1,265)
Properties fully operational during 2013 and 2014 and other	28
Total	$5,930

The overall increase of $5.9 million in depreciation and amortization expense was due to an increase of $6.7 million related to 2013 property acquisitions and an increase of $0.7 million related to tenants opening at recently completed development properties including Delray Marketplace and Holly Springs Towne Center – Phase I.  This increase was partially offset by a decrease of $1.3 million mainly due to accelerated depreciation recognized in 2013 related to the demolition of a portion of the Bolton Plaza redevelopment.

Interest expense increased $0.6 million, or 8.3%.  The increase was due to the transfer of substantial portions of development and redevelopments properties including Delray Marketplace, Holly Springs Towne Centre – Phase I, Rangeline Crossing, Four Corner Square, and Parkside Town Commons – Phase I from construction in progress to depreciable fixed assets, which resulted in a reduction in capitalized interest.

Comparison of Operating Results for the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

The following table reflects our consolidated statements of operations for the six months ended June 30, 2014 and 2013 (unaudited):

(in thousands)	2014	2013	Net change 2013 to 2014
Revenue:
Rental income (including tenant reimbursements)	$79,960	$54,225	$25,735
Other property related revenue	3,543	6,732	(3,189)
Total revenue	83,503	60,957	22,546
Expenses:
Property operating	14,206	10,134	4,072
Real estate taxes	9,416	6,961	2,455
General, administrative, and other	5,420	3,954	1,466
Merger and acquisition costs	7,760	414	7,346
Impairment charge	—	5,371	(5,371)
Depreciation and amortization	37,177	25,192	11,985
Total Expenses	73,979	52,026	21,953
Operating income	9,524	8,931	593
Interest expense	(14,905)	(13,271)	(1,634)
Income tax benefit of taxable REIT subsidiary	(22)	(76)	54
Other (expense) income, net	(10)	8	(18)
Loss from continuing operations	(5,413)	(4,408)	(1,005)
Discontinued operations:
Discontinued operations	—	(789)	789
Gain on sale of operating property, net	3,199	—	3,199
Income (loss) from discontinued operations	3,199	(789)	3,988
Loss before gain on sale of operating properties, net	(2,214)	(5,197)	2,983
Gain on sale of operating properties, net	3,489	—	3,489
Consolidated net income (loss)	1,275	(5,197)	6,472
Net loss attributable to noncontrolling interests	81	636	(555)
Net income (loss) attributable to Kite Realty Group Trust	1,356	(4,561)	5,917
Dividends on preferred shares	(4,228)	(4,228)	-
Net loss attributable to common shareholders	$(2,872)	$(8,789)	$5,917

Rental income (including tenant reimbursements) increased $25.7 million, or 47.5%, due to the following:

(in thousands)	Net change 2013 to 2014
Development properties that became operational or were partially operational in 2013 and/or 2014	$2,934
Properties acquired during 2013	19,145
Properties sold during 2014	(764)
Properties under redevelopment during 2013 and/or 2014	1,153
Properties fully operational during 2013 and 2014 and other	3,267
Total	$25,735

The net increase of $3.3 million in rental income for fully operational properties is primarily attributable to anchor tenant openings at certain operating properties and an improvement in recoveries from tenants.  For the total portfolio and excluding the effect of bad debt, legal and other nonrecoverable expenses, the overall recovery ratio for reimbursable expenses improved to 82.7% for the six months ended June 30, 2014 compared to 74.4% for the six months ended June 30, 2013.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue decreased by $3.2 million, primarily as a result of lower gains on land sales of $4.6 million offset by higher lease termination income of $0.9 million.

Property operating expenses increased $4.1 million, or 40.2%, due to the following:

(in thousands)	Net change 2013 to 2014
Development properties that became operational or were partially operational in 2013 and/or 2014	$562
Properties acquired during 2013	3,201
Properties sold during 2014	1
Properties under redevelopment during 2013 and/or 2014	355
Properties fully operational during 2013 and 2014 and other	(47)
Total	$4,072

The net $47,000 decrease in property operating expenses at properties fully operational during 2013 and 2014 is due to lower insurance costs.

Real estate taxes increased $2.5 million, or 35.3%, due to the following:

(in thousands)	Net change 2013 to 2014
Development properties that became operational or were partially operational in 2013 and/or 2014	$483
Properties acquired during 2013	2,130
Properties sold during 2014	(21)
Properties under redevelopment during 2013 and/or 2014	(61)
Properties fully operational during 2013 and 2014 and other	(76)
Total	$2,455

The net $76,000 decrease in real estate taxes at properties fully operational during 2013 and 2014 is due to lower assessments at certain properties in Indiana.  The majority of changes in our real estate tax expense is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $1.5 million, or 37.1%, due to higher public company and personnel costs.

Merger and acquisition costs related to the merger with Inland Diversified were $7.8 million for the six months ended June 30, 2014 compared to acquisition costs of $0.4 million for the six months ended June 30, 2013.  The majority of the $7.8 million related to fairness opinions, due diligence, legal, and professional expenses.

We recorded an impairment charge of $5.4 million related to our Kedron Village operating property for the six months ended June 30, 2013.   See additional discussion in Note 12 to the consolidated financial statements.

Depreciation and amortization expense increased $12.0 million, or 47.6%, due to the following:

(in thousands)	Net change 2013 to 2014
Development properties that became operational or were partially operational in 2013 and/or 2014	$1,583
Properties acquired during 2013	12,126
Properties sold during 2014	(268)
Properties under redevelopment during 2013 and/or 2014	(1,610)
Properties fully operational during 2013 and 2014 and other	154
Total	$11,985

The overall increase of $12.0 million in depreciation and amortization expense was due to an increase of $12.1 million related to 2013 property acquisitions and an increase of $1.6 million related to tenants opening at recently completed development properties including Delray Marketplace and Holly Springs Towne Center – Phase I.  This increase was partially offset by a decrease of $1.6 million mainly due to accelerated depreciation recognized in 2013 related to the demolition of a portion of the Bolton Plaza redevelopment.  A redevelopment plan for this property was finalized during the first quarter of 2013, resulting in a reduction of the useful lives of certain assets that were demolished.

Interest expense increased $1.6 million, or 12.3%.  The increase was due to the transfer of substantial portions of assets at Delray Marketplace, Holly Springs Towne Centre – Phase I, Rangeline Crossing, Four Corner Square, and Parkside Town Commons – Phase I from construction in progress to depreciable fixed assets, which resulted in a reduction in capitalized interest.

The Company had a gain from discontinued operations of $3.2 million for the six months ended June 30, 2014 compared to a loss of $0.8 million in the same period of 2013.  The current year gain from discontinued operations relates to the sale of the 50th and 12th operating property, which was classified as held for sale as of December 31, 2013.  In the first quarter of 2014, we elected to  adopt the provisions of ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity and the discontinued operations from the prior year was reported under the former rules.  See additional discussion regarding recently issued accounting pronouncements and the Company’s sales of its Red Bank Commons, Ridge Plaza and 50th and 12th operating properties in the six months ended June 30, 2014 in Notes 2 and 8 to the consolidated financial statements.

In addition, the Company recorded gains on the sales of its Red Bank Commons and Ridge Plaza operating properties of $3.5 million for the six months ended June 30, 2014 compared to no gain or loss for the six months ended June 30, 2013.  The Company did not dispose of any properties during the six months ended June 30, 2013.

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

On July 1, 2014, we also amended the terms of the $230 million Term Loan (the “amended Term Loan”).   The amended Term Loan has a maturity date of July 1, 2019, which may be extended for an additional six months at the Company’s option subject to certain conditions.  The interest rate applicable to the amended Term Loan was reduced to LIBOR plus 135 to 190 basis points, depending on the Company’s leverage, a decrease of between 10 and 55 basis points across the leverage grid.  The amended Term Loan also provides for an increase in total borrowing of up to an additional $170 million ($400 million in total), subject to certain conditions, including obtaining commitments from any one or more lenders.

Subsequent to the amendment of the unsecured revolving credit facility, we paid down $20 million of the balance to reduce the balance outstanding to $125 million.  Subsequent to the pay down, we had approximately $370 million available for future borrowings under our unsecured revolving credit facility.  In addition, our unencumbered assets could provide approximately $64 million of additional borrowing capacity under the unsecured revolving credit facility.

We were in compliance with all applicable financial covenants under the unsecured revolving credit facility and the amended Term Loan as of June 30, 2014.

Finally, we had $22.6 million in cash and cash equivalents as of June 30, 2014.

Among the benefits we expect to realize from the merger with Inland Diversified is increased cash flow.  In the future, we may raise capital by disposing of properties, land parcels or other assets that are no longer core components of our growth strategy.  The sale price may differ from our carrying value at the time of sale.  We will also continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

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

Short-Term Liquidity Needs

    Near-Term Debt Maturities. As of June 30, 2014, we had a total of $76.6 million of property-level debt secured by our Rangeline Crossing and Delray Marketplace operating properties, with scheduled maturity dates in the fourth quarter of 2014.  Subsequent to June 30, 2014, we retired the $17.5 million loan secured by Rangeline Crossing.  We are in discussions with long-term financing sources to enable us to repay, refinance, or extend the maturity date of the loan secured by Delray Marketplace.  We may also seek to access funds available under our unsecured revolving credit facility, to access the capital markets, including common or preferred shares, to raise proceeds to repay a portion of this debt, or to sell the properties securing the loans.

    Failure to comply with our obligations under our loan agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.   In addition, certain of our variable rate loans and construction loans contain cross-default provisions which provide that a violation by us of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under the loans if we fail to satisfy these financial covenants.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 for more information related to the risks associated with our indebtedness.

    Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common and preferred shareholders and to persons who hold units in our Operating Partnership, and recurring capital expenditures. In June 2014, our Board declared a quarterly cash distribution of $0.065 per common share and common operating partnership unit (totaling $9.0 million) for the quarter ended June 30, 2014.  This distribution was paid on July 1, 2014 to common shareholders of record as of June 24, 2014.  On May 9, 2014, our Board declared a quarterly preferred share cash distribution of $0.515625 per Series A Preferred Share (or $2.1 million) covering the distribution period from March 2, 2014 to June 1, 2014 payable to shareholders of record as of May 21, 2014.  This distribution was paid on June 1, 2014.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from period to period.  During the six months ended June 30, 2014, we incurred $0.7 million of costs for recurring capital expenditures on operating properties and also incurred $2.4 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $10 million to $12 million of additional major tenant improvements and renovation costs within the next twelve months at several of our operating properties, including properties acquired as part of the merger with Inland Diversified.  We believe we currently have sufficient financing in place to fund our investment in these projects through cash from operations and borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on the redevelopment projects.

As of June 30, 2014, we had five development and redevelopment projects under construction.  The total estimated cost of these projects is approximately $183 million, of which $106 million had been incurred as of June 30, 2014.  We currently anticipate incurring the remaining $77 million of costs over the next eighteen months.  We believe we currently have sufficient financing in place to fund the projects and expect to do so primarily through existing or new construction loans.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Redevelopment Properties Pending Commencement of Construction. As of June 30, 2014 two of our properties (Courthouse Shadows and Hamilton Crossing) were undergoing preparation for redevelopment and leasing activity.  We are currently evaluating our total incremental investment in these redevelopment projects of which $0.5 million had been incurred as of June 30, 2014.  Our anticipated total investment could change based upon negotiations with prospective tenants.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital.  It is unlikely that we would have sufficient funds on hand to meet these long-term capital requirements.  We would have to satisfy these needs through additional borrowings, sales of common or preferred shares, cash generated through property dispositions and/or participation in potential joint venture arrangements.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements.  We evaluate all future opportunities against pre-established criteria including, but not limited to, location, demographics, tenant credit quality, tenant relationships, and amount of existing retail space.  Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions.

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and capital expenditures for the six months ended June 30, 2014 and on a cumulative basis since the project’s inception:

(in thousands)	Year to Date – June 30, 2014	Cumulative – June 30, 2014
Under Construction - Developments	$17,601	$95,540
Under Construction - Redevelopments	4,569	10,120
Pending Construction - Redevelopments	20	530
Total for Development Activity	22,190	106,190
Recently Completed Developments1	7,217	N/A
Miscellaneous Other Activity, net	6,916	N/A
Recurring Operating Capital Expenditures (Primarily Tenant Improvement Payments)	2,629	N/A
Total	$38,952	$106,190

____________________
1	This classification includes Delray Marketplace, Holly Springs Towne Center – Phase I, Rangeline Crossing, Four Corner Square, and King’s Lake Square.

The Company capitalizes certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If the Company were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, the Company would have recorded additional expense for the three and six months ended June 30, 2014 of $0.1 million.

Debt Maturities

The table below presents scheduled principal repayments (including scheduled monthly principal payments) on mortgage and other indebtedness as of June 30, 2014:

(in thousands)	Annual Principal Payments	Term Maturity	Total
2014	$3,081	$76,596	$79,677
2015	6,033	95,706	101,739
2016	5,181	167,542	172,723
2017	3,694	10,391	14,085
2018	3,418	155,379	158,797
Thereafter	7,815	339,620	347,435
	$29,222	$845,234	$874,456
Unamortized Premiums			61
Total			$874,517

Cash Flows

As of June 30, 2014, we had cash and cash equivalents on hand of $22.6 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Cash provided by operating activities was $22.8 million for the six months ended June 30, 2014, a decrease of $2.2 million from the same period of 2013.  The decrease was primarily due to decreased gains on outlot sales of $4.1 million and higher working capital outflows based on timing of collections and receipts.

Cash used in investing activities was $13.5 million for the six months ended June 30, 2014, as compared to cash used in investing activities of $154.1 million in the same period of 2013.  Highlights of significant cash sources and uses are as follows:

•
Net proceeds of $33.4 million related to the sales of the Red Bank Commons, Ridge Plaza and 50th and 12th operating properties in the first quarter of 2014 compared to no sales in the same period of 2013;

•	Acquisition of Castleton Crossing, Cool Springs Market, and Shoppes of Eastwood in 2013 for net cash outflow of $87.0 million while there were no acquisitions in the same period of 2014; and
•
Decrease in capital expenditures of $14.5 million, in addition to a decrease in construction payables of $5.2 million as construction was ongoing at Gainesville Plaza, King’s Lake Square and both phases of Parkside Town Commons.  In the 1st quarter of 2013, there was significant construction activity at Delray Marketplace, Holly Springs Towne Center – Phase I, and Rangeline Crossing, which are now substantially complete.

Cash used in financing activities was $4.8 million for the six months ended June 30, 2014, compared to cash provided by financing activities of $130.0 million in the same period of 2013.  Highlights of significant cash sources and uses in 2014 are as follows:

•	Draws totaling $14.7 million were made on the unsecured revolving credit facility that were primarily utilized to fund redevelopment and tenant improvement costs for new anchor tenants;
•
Draws of $25.6 million were made on construction loans related to Delray Marketplace, Parkside Town Commons, Holly Springs Towne Center, and Rangeline Crossing to fund development and redevelopment activity;

•	Loan repayments totaling $18.7 million were made to reduce borrowings on the unsecured revolving credit facility and payoff the 50th and 12th loan.
•	Distributions to common shareholders and operating partnership unit holders of $17.2 million; and
•	Distributions to preferred shareholders of $4.2 million.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales and impairment of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for merger and acquisition costs in the first two quarters of 2014, and accelerated amortization of deferred financing fees recorded in the first quarter of 2013.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of adjusted FFO provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO should not be considered as an alternative to consolidated net income (loss) (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs.

Our calculation of FFO (and reconciliation to consolidated net income or loss, as applicable) and adjusted FFO for the three and six months ended June 30, 2014 and 2013 (unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Consolidated (loss) net income	$(3,196)	$(7,254)	$1,275	$(5,197)
Less dividends on preferred shares	(2,114)	(2,114)	(4,228)	(4,228)
Less net income attributable to noncontrolling interests in properties	(50)	(30)	(76)	(62)
Less gain on sale of operating properties, net	—	—	(6,785)	—
Add impairment charge	—	5,371	—	5,371
Add depreciation and amortization, net of noncontrolling interests	19,512	14,079	36,951	25,640
Funds From Operations of the Kite Portfolio1	14,152	10,052	27,137	21,524
Less redeemable noncontrolling interests in Funds From Operations	(680)	(673)	(1,305)	(1,583)
Funds From Operations allocable to the Company1	$13,472	$9,379	$25,832	$19,941

Funds From Operations of the Kite Portfolio 1	$14,152	$10,052	$27,137	$21,524
Add back merger and acquisition costs	3,280	—	7,760	—
Add back accelerated amortization of deferred financing fees	—	—	—	172
From Operations of the Kite Portfolio as adjusted 1	$17,432	$10,052	$34,897	$21,696

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

Earnings before Interest, Tax, Depreciation, and Amortization

We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense, income tax expense of taxable REIT subsidiary, gains (losses) on sales of operating properties, other expenses. For informational purposes, we have also provided Adjusted EBITDA, which we define as EBITDA less (i) minority interest EBITDA and (ii) adjustments for seasonality of percentage rent, normalizing other property related revenue (including lease termination fees and gains on land sales) and merger and acquisition costs.  Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four.  EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA, as calculated by us, are not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP, and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

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

A reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to net loss (the most directly comparable GAAP measure) is included in the below table.

Three Months Ended June 30, 2014

Consolidated net loss	$(3,196)
Adjustments to net income
Depreciation and amortization	19,737
Interest expense	7,522
Income tax expense of taxable REIT subsidiary	76
Other income	(83)
Earnings Before Interest, Taxes, Depreciation and Amortization	24,056
—pro forma adjustment (2)	4,012
—minority interest EBITDA	(33)
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization	28,035

Annualized Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (3)	$112,138

Ratio of Company share of net debt:
Mortgage and other indebtedness	874,517
Less: Partner share of consolidated joint venture debt	(10,966)
Less: Cash	(22,628)
Less: Construction borrowings for developments under construction (1)	(40,471)

Company Share of Net Debt	800,452

Ratio of Net Debt to Annualized Adjusted EBITDA	7.14	x

____________________
1	Includes construction-related debt with respect to properties that are not generating net operating income in the operating statements as tenants are preparing to open.
2	Represents effect of adjustments for seasonality of percentage rent and normalizing other property related revenue (including lease termination fees and gains on land sales) and merger and acquisition costs.
3	Represents Adjusted EBITDA for the three months ended June 30, 2014 (as shown in the table above) multiplied by four.

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

Market Risk Related to Fixed and Variable Rate Debt

We had $874.5 million of outstanding consolidated indebtedness as of June 30, 2014 (inclusive of net premiums on acquired debt of $0.1 million). As of this date, we were party to various consolidated interest rate hedge agreements totaling $327.3 million, with maturities over various terms from 2014 through 2020.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been $597.4 million (68%) and $277.1 million (32%), respectively, of our total consolidated indebtedness at June 30, 2014.

Based on the amount of our fixed rate debt at June 30, 2014, a 100 basis point increase in market interest rates would result in a decrease in its fair value of $8.6 million. A 100 basis point change in interest rates on our variable rate debt as of June 30, 2014 would change our annual cash flow by $2.8 million.  Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is party to various legal proceedings, which arise in the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Articles Supplementary designating Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporate by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

3.3	Articles Supplementary establishing additional shares of Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporated by reference to Exhibit 3.1 to Kite Realty Group Trust’s registration statement of Form 8-A filed on December 7, 2010

3.4	Articles of Amendment to Kite Realty Group Trust Articles of Amendment and Restatement of Declaration of Trust, dated June 26, 2014	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on June 27, 2014

3.5	First Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2012

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

August 8, 2014	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 8, 2014	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Articles Supplementary designating Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporate by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

3.3	Articles Supplementary establishing additional shares of Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporated by reference to Exhibit 3.1 to Kite Realty Group Trust’s registration statement of Form 8-A filed on December 7, 2010

3.4	Articles of Amendment to Kite Realty Group Trust Articles of Amendment and Restatement of Declaration of Trust, dated June 26, 2014	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on June 27, 2014

3.5	First Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2012

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith