Form 10-Q
period 2014-09-30
KITE REALTY GROUP TRUST
filed 2014-11-10
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of Common Shares outstanding as of November 3, 2014 was 83,471,205 ($.01 par value)

KITE REALTY GROUP TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
Assets:
Investment properties, at cost	$3,673,832	$1,877,057
Less: accumulated depreciation	(282,693)	(232,580)
	3,391,139	1,644,477

Cash and cash equivalents	31,213	18,134
Tenant receivables, including accrued straight-line rent of $17,304 and $14,490, respectively, net of allowance for uncollectible accounts	38,623	24,768
Other receivables	4,891	4,567
Restricted cash and escrow deposits	17,442	11,046
Deferred costs, net	168,237	56,388
Prepaid and other assets	12,073	4,547
Assets held for sale (see Note 10)	344,466	-
Total Assets	$4,008,084	$1,763,927

Liabilities and Equity:
Mortgage and other indebtedness	$1,556,496	$857,144
Accounts payable and accrued expenses	87,823	61,437
Deferred revenue and other liabilities	141,865	44,313
Liabilities held for sale (see Note 10)	176,636	-
Total Liabilities	1,962,820	962,894
Commitments and contingencies
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	109,554	43,928
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively, with a liquidation value of $102,500	102,500	102,500
Common Shares, $.01 par value, 450,000,000 shares authorized, 83,459,618 shares and 32,706,554 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	835	327
Additional paid in capital and other	2,059,063	822,507
Accumulated other comprehensive income	1,151	1,353
Accumulated deficit	(231,203)	(173,130)
Total Kite Realty Group Trust Shareholders' Equity	1,932,346	753,557
Noncontrolling Interests	3,364	3,548
Total Equity	1,935,710	757,105
Total Liabilities and Equity	$4,008,084	$1,763,927

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Minimum rent	$69,033	$23,726	$131,515	$66,859
Tenant reimbursements	17,605	6,258	35,083	17,351
Other property related revenue	1,938	2,569	5,481	9,300
Total revenue	88,576	32,553	172,079	93,510
Expenses:
Property operating	11,850	5,449	26,057	15,582
Real estate taxes	10,632	3,724	20,048	10,685
General, administrative, and other	3,939	2,115	9,358	6,069
Merger and acquisition costs	19,088	153	26,849	567
Depreciation and amortization	44,383	15,374	81,559	40,566
Total expenses	89,892	26,815	163,871	73,469
Operating (loss) income	(1,316)	5,738	8,208	20,041
Interest expense	(15,386)	(7,541)	(30,291)	(20,812)
Income tax expense of taxable REIT subsidiary	(14)	(31)	(37)	(107)
Other expense	(13)	(47)	(119)	(39)
Loss from continuing operations	(16,729)	(1,881)	(22,239)	(917)
Discontinued operations:
Discontinued operations	—	1,394	—	604
Impairment charge	—	—	—	(5,371)
Non-cash gain on debt extinguishment	—	1,242	—	1,242
Gain on sale of operating property, net	—	486	3,199	486
Income (loss) from discontinued operations	—	3,122	3,199	(3,039)
(Loss) income before gain on sale of operating properties, net	(16,729)	1,241	(19,040)	(3,956)
Gain on sale of operating properties, net	2,749	—	6,336	—
Consolidated net (loss) income	(13,980)	1,241	(12,704)	(3,956)
Net (income) loss attributable to noncontrolling interests	(304)	15	(224)	651
Net (loss) income attributable to Kite Realty Group Trust	$(14,284)	$1,256	$(12,928)	$(3,305)
Dividends on preferred shares	(2,114)	(2,114)	(6,342)	(6,342)
Net loss attributable to common shareholders	$(16,398)	$(858)	$(19,270)	$(9,647)

Net loss per common share - basic & diluted:
Loss from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.20)	$(0.16)	$(0.45)	$(0.31)
Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	0.00	0.12	0.06	(0.13)
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.20)	$(0.04)	$(0.39)	$(0.44)

Weighted average common shares outstanding - basic and diluted	83,455,900	23,450,974	49,884,469	21,906,686

Dividends declared per common share	$0.26	$0.24	$0.76	$0.72

Net loss attributable to Kite Realty Group Trust common shareholders:
Loss from continuing operations	$(16,398)	$(3,772)	$(22,366)	$(6,824)
Income (loss) from discontinued operations	—	2,914	3,096	(2,823)
Net loss attributable to Kite Realty Group Trust common shareholders	$(16,398)	$(858)	$(19,270)	$(9,647)

Consolidated net (loss) income	$(13,980)	$1,241	$(12,704)	$(3,956)
Change in fair value of derivatives	2,671	(1,107)	(249)	5,469
Total comprehensive loss	(11,309)	134	(12,953)	1,513
Comprehensive loss attributable to noncontrolling interests	(400)	89	(177)	212
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(11,709)	$223	$(13,130)	$1,725

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

						Accumulated
						Other
	Preferred Shares		Common Shares		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Income	Deficit	Total

Balances, December 31, 2013	4,100,000	$102,500	32,706,554	$327	$822,507	$1,353	$(173,130)	$753,557
Common shares issued under employee share purchase plan	—	—	571	—	14	—	—	14
Common shares issued as part of merger, net of offering costs	—	—	50,272,308	503	1,232,829	—	—	1,233,332
Common shares retired in connection with reverse share split	—	—	(2,436)	—	(60)	—	—	(60)
Stock compensation activity	—	—	478,121	5	2,110	—	—	2,115
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	—	—	(202)	—	(202)
Distributions declared to common shareholders	—	—	—	—	—	—	(38,803)	(38,803)
Distributions to preferred shareholders	—	—	—	—	—	—	(6,342)	(6,342)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(12,928)	(12,928)
Exchange of redeemable noncontrolling interests for common shares	—	—	4,500	—	113	—	—	113
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	1,550	—	—	1,550
Balances, September 30, 2014	4,100,000	$102,500	83,459,618	$835	$2,059,063	$1,151	$(231,203)	$1,932,346

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(12,704)	$(3,956)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Straight-line rent	(3,351)	(2,539)
Depreciation and amortization	83,472	43,313
Impairment charge	—	5,371
Gain on debt extinguishment	—	(1,242)
Gain on sale of operating properties, net	(9,535)	(487)
Provision for credit losses	1,206	255
Compensation expense for equity awards	1,336	1,044
Amortization of debt fair value adjustment	(1,663)	(125)
Amortization of in-place lease liabilities, net	(3,582)	(1,912)
Changes in assets and liabilities:
Tenant receivables and other	(6,811)	542
Deferred costs and other assets	(5,542)	(11,029)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(32,258)	7,784
Net cash provided by operating activities	10,568	37,019
Cash flows from investing activities:
Acquisitions of interests in properties	—	(102,685)
Capital expenditures, net	(72,345)	(75,077)
Net proceeds from sales of operating properties	40,771	7,293
Net proceeds from sales of marketable securities acquired from merger	18,601	—
Net cash received from merger	108,666	—
Change in construction payables	(7,075)	(12,970)
Collection of note receivable	542	—
Net cash provided by (used in) investing activities	89,160	(183,439)
Cash flows from financing activities:
Common share issuance proceeds, net of issuance costs	(46)	97,185
Offering costs	(1,819)	—
Loan proceeds	84,207	290,071
Loan transaction costs	(3,709)	(1,942)
Loan payments	(131,786)	(216,675)
Distributions paid – common shareholders	(24,953)	(14,963)
Distributions paid - preferred shareholders	(6,342)	(6,342)
Distributions paid – redeemable noncontrolling interests	(1,914)	(1,185)
Distributions to noncontrolling interests in properties	(287)	(82)
Net cash (used in) provided by financing activities	(86,649)	146,067
Net change in cash and cash equivalents	13,079	(353)
Cash and cash equivalents, beginning of period	18,134	12,483
Cash and cash equivalents, end of period	$31,213	$12,130

Non-cash investing and financing activities
Extinguishment of mortgage upon transfer of Kedron Village operating property to lender	$—	$29,195
Assumption of mortgages upon completion of merger including debt premium of $33,298	892,909	—
Properties and other assets added upon completion of merger	2,367,600	—
Marketable securities added upon completion of merger	18,602	—

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)
(in thousands, except share and per share data)

Note 1. Organization

Kite Realty Group Trust (the “Company”, “we”, “us” and “our”), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership, operation, management, leasing, acquisition, redevelopment and development of neighborhood and community shopping centers and certain office real estate properties in select markets in the United States.

On July 1, 2014, we completed a merger with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”), in which Inland Diversified merged with and into a wholly-owned subsidiary of ours in a stock-for-stock exchange with a transaction value of approximately $2.1 billion, including the assumption of approximately $0.9 billion of debt.   See Note 11 for additional details.

    The retail portfolio we acquired through the merger with Inland Diversified was comprised of 60 properties in 23 states.  The properties are located in a number of our existing markets and in various new markets including Westchester, New York; Bayonne, New Jersey; Las Vegas, Nevada; Virginia Beach, Virginia;and Salt Lake City, Utah.

Under the terms of the merger agreement, Inland Diversified shareholders received 1.707 newly issued common shares of the Company for each outstanding common share of Inland Diversified, resulting in a total issuance of approximately 201.1 million of our common shares.  The transaction had a value of approximately $1.2 billion based on the closing price of our common shares on the day preceding the merger of $6.14.  The terms are prior to the one for four reverse share split completed in August 2014.

At September 30, 2014, we owned interests in 129 operating properties (consisting of 127 retail properties and two office properties) and three development properties under construction.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2013 Annual Report on Form 10-K.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

Components of Investment Properties

The Company’s investment properties as of September 30, 2014 and December 31, 2013 were as follows:

	Balance at
	September 30, 2014	December 31, 2013
Investment properties, at cost:
Land	$763,563	$333,458
Buildings and improvements	2,749,023	1,351,642
Furniture, equipment and other	6,315	4,970
Land held for development	54,778	56,078
Construction in progress	100,153	130,909
	$3,673,832	$1,877,057

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

As of September 30, 2014, we had investments in two joint ventures that are VIEs in which we are the primary beneficiary.  As of this date, these VIEs had total debt of $65.9 million which is secured by assets of the VIEs totaling $115.9 million.  The Operating Partnership guarantees the debt of these VIEs.

We consider all relationships between the Company and the VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s performance.   We also continuously reassess primary beneficiary status.  During the three months ended September 30, 2014, there were no changes to our conclusions regarding whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.

Noncontrolling Interests

We report the noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to the noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the nine months ended September 30, 2014 and 2013 were as follows:

	2014	2013
Noncontrolling interests balance January 1	$3,548	$3,535
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	103	90
Distributions to noncontrolling interests	(287)	(82)
Noncontrolling interests balance at September 30	$3,364	$3,543

We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to unitholders upon redemption of their interests in the Operating Partnership under certain circumstances, such as the delivery of registered shares upon conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of September 30, 2014 and December 31, 2013, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after preferred dividends and noncontrolling interest in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in our shareholders’ equity.  The Company’s and the limited partners’ weighted average interests in the Operating Partnership for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Company’s weighted average basic interest in Operating Partnership	98.1%	93.3%	96.8%	92.9%
Limited partners' redeemable noncontrolling weighted average basic interests in Operating Partnership	1.9%	6.7%	3.2%	7.1%

At September 30, 2014, our interest and the redeemable noncontrolling ownership interests in the Operating Partnership were 98.1% and 1.9%, respectively.  At December 31, 2013, our interest and the redeemable noncontrolling ownership interests in the Operating Partnership were 95.2% and 4.8%, respectively.

Redeemable Noncontrolling Interests - Subsidiaries

Prior to the merger, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties.  The Class B units remain outstanding subsequent to the merger with Inland Diversified and are accounted for as noncontrolling interests in these properties.    The Class B units will become redeemable at our applicable partner’s election at future dates generally beginning in September 2015, March 2017 or October 2022 based on the applicable joint venture and the fulfillment of certain redemption criteria.  Beginning in June 2018, October 2022 and November 2022, with respect to our Inland Territory, City Center and Crossing at Killingly joint ventures, respectively, the applicable Class B units can be redeemed at either our applicable partner’s or our election.  None of the issued units have a maturity date and none are mandatorily redeemable.

We consolidate each of these joint ventures because we control the decision making of each of the joint ventures and our joint venture partners have limited protective rights.

We classify redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of September 30, 2014, the redemption value of the redeemable noncontrolling interests did not exceed the initial book value recorded upon our acquisition of Inland Diversified.

   The redeemable noncontrolling interests in the Operating Partnership and other subsidiaries for the nine months ended September 30, 2014 and 2013 were as follows:
	2014	2013
Redeemable noncontrolling interests balance January 1	$43,928	$37,670
Acquired redeemable noncontrolling interests from merger	69,356	—
Net income allocable to redeemable noncontrolling interests	118	(741)
Distributions declared to redeemable noncontrolling interests	(1,946)	(1,189)
Other comprehensive (loss) income allocable to redeemable noncontrolling interests 1	(47)	440
Exchange of redeemable noncontrolling interest for common stock	(113)	(73)
Adjustment to redeemable noncontrolling interests - Operating Partnership and other	(1,742)	4,007
Total Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at September 30	$109,554	$40,114

Limited partners' interests in Operating Partnership	40,198	40,114
Other redeemable noncontrolling interests in certain subsidiaries	69,356	—
Total Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at September 30	$109,554	$40,114

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 5).

The following sets forth accumulated other comprehensive (loss) income allocable to noncontrolling interests for the nine months ended September 30, 2014 and 2013:

	2014	2013
Accumulated comprehensive income (loss) balance at January 1	$69	$(456)
Other comprehensive (loss) income allocable to redeemable noncontrolling interests 1	(47)	440
Accumulated comprehensive (loss) income balance at September 30	$22	$(16)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 5).

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

Note 3. Earnings Per Share

Basic earnings per share is calculated based on the weighted average number of shares outstanding during the period.  Diluted earnings per share is determined based on the weighted average number of shares outstanding combined with the incremental average shares that would have been outstanding assuming the conversion of all potentially dilutive shares into common shares as of the earliest date possible.

Potentially dilutive securities include outstanding options to acquire common shares, units in the Operating Partnership, which may be exchanged for either cash or common shares, at the Company’s option, under certain circumstances, units under our outperformance plan (see Note 6), potential settlement of redeemable noncontrolling interests in certain joint ventures and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due to our net loss attributable to common shareholders for the three and nine months ended September 30, 2014 and 2013, the potentially dilutive securities were not dilutive for those periods.

Approximately 1.0 million and 1.6 million outstanding options to acquire common shares were excluded from the computation of diluted earnings per share because their impact was not dilutive for the three and nine months ended September 30, 2014 and 2013, respectively.

On August 11, 2014, we completed a one-for-four reverse share split of our common shares. As a result of the reverse share split, the number of outstanding common shares of the Company was reduced from approximately 332.7 million to approximately 83.2 million.  All common share and per share information contained herein has been restated to reflect the reverse share split as if it had occurred as of the beginning of the first period presented.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at September 30, 2014 and December 31, 2013:

	Balance at
	September 30, 2014	December 31, 2013
Unsecured revolving credit facility	$113,000	$145,000
Unsecured term loan	230,000	230,000
Notes payable secured by properties under construction - variable rate	147,041	144,389
Mortgage notes payable - fixed rate	800,078	276,504
Mortgage notes payable - variable rate	238,916	61,185
Net premiums on acquired debt	27,461	66
Total mortgage and other indebtedness	1,556,496	857,144
Mortgage notes - properties held for sale 1	144,316	—
Total	$1,700,812	$857,144

____________________
1	Includes net premiums on acquired debt of $4.2 million.

   Consolidated indebtedness (excluding properties held for sale), including weighted average maturities and weighted average interest rates at September 30, 2014, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$800,078	5.6	5.06%	52%
Floating rate debt (hedged to fixed)	456,275	3.6	3.25%	30%
Total fixed rate debt, considering hedges	1,256,353	4.9	4.40%	82%
Notes payable secured by properties under construction - variable rate	147,041	1.0	2.15%	10%
Other variable rate debt	238,916	4.8	2.42%	16%
Corporate unsecured variable rate debt	343,000	5.1	1.52%	22%
Floating rate debt (hedged to fixed)	(456,275)	-3.6	-1.94%	-30%
Total variable rate debt, considering hedges	272,682	5.2	1.94%	18%
Net premiums on acquired debt	27,461	N/A	N/A	N/A
Total debt	$1,556,496	4.9	3.96%	100%

   Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2022.

Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 135 to 275 basis points.  At September 30, 2014, the one-month LIBOR interest rate was 0.15%.  Fixed interest rates on mortgage loans range from 3.81% to 6.78%.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On July 1, 2014, we amended the terms of our unsecured revolving credit facility (the “amended facility”) and increased the total borrowing capacity from $200 million to $500 million.  The amended terms also include an extension of the maturity date to July 1, 2018, which may be further extended at our option for up to two additional periods of six months, subject to certain conditions, and a reduction in the interest rate to LIBOR plus 140 to 200 basis points, depending on our leverage, from LIBOR plus 165 to 250 basis points.  The amended facility has a fee of 15 to 25 basis points on unused borrowings.  We may increase our borrowings under the amended facility up to $750 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the amended facility, to provide such increased amounts.

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

The amount that we may borrow under our amended facility is based on the value of assets in our unencumbered property pool.  As of September 30, 2014, the full amount of our amended facility, or $500 million, was available for draw based on the unencumbered property pool allocated to the facility.  Taking into account outstanding draws and letters of credit, as of September 30, 2014, we had $380 million available for future borrowings under our amended facility.  In addition, our unencumbered assets could provide approximately $65 million of additional borrowing capacity under our amended facility.  As of September 30, 2014, we had 84 unencumbered properties, of which 76 were wholly-owned by subsidiaries which are guarantors under the amended facility and the amended Term Loan.

As of September 30, 2014, $113 million was outstanding under the amended facility and $230 million was outstanding under the amended Term Loan.  Additionally, we had letters of credit outstanding which totaled $7 million, against which no amounts were advanced as of September 30, 2014.

Our ability to borrow under the amended facility is subject to our compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  The amended facility and the amended Term Loan also require us to satisfy certain financial covenants.  As of September 30, 2014, we were in compliance with all such covenants on the amended facility and the amended Term Loan.

Debt Activity

For the nine months ended September 30, 2014, we had total loan borrowings of $84.2 million, total loan assumptions of $859.6 million and total loan repayments of $131.8 million.  The major components of this activity are as follows:

•	In January 2014, we paid off the $4.0 million loan secured by the 50th and 12th operating property using a portion of the proceeds from the sale of the property (see Note 10);

•	In February 2014, we drew $14.7 million on the unsecured revolving credit facility to fund redevelopment and tenant improvement costs;

•	In March 2014, we paid down $14.7 million on the unsecured revolving credit facility utilizing a portion of proceeds from property sales;

•	In March 2014, we refinanced the $6.9 million Beacon Hill variable rate loan and extended the maturity of the loan to April 2018;

•	In May 2014, we paid down $1.2 million on the loan secured by Delray Marketplace operating property;
•
In July 2014, we retired the $17.7 million loan secured by our Rangeline Crossing operating property, the $18.9 million loan secured by our Four Corner Square operating property and the $5.0 million loan secured by land at 951 and 41 in Naples, Florida using cash acquired as part of the merger;

•
In July 2014, as a result of the merger with Inland Diversified, we assumed $859.6 million in debt secured by 41 properties.  As part of the purchase price allocation, a debt premium of $33.3 million was recorded.  The variable interest rates on these mortgage loans are based on LIBOR plus spreads ranging from 175 to 275 basis points.  The fixed interest rates on these mortgage loans range from 3.81% to 6.19% and mature over various terms through 2022;

•	We paid down $32 million on the unsecured revolving credit facility during the third quarter utilizing cash on hand;
•	In September 2014, we retired the $4.5 million loan secured by the Zionsville Walgreens operating property upon the sale of the asset (see Note 10);

•	We drew $40.5 million during the period on construction loans related to the Holly Springs – Phase I and Parkside – Phases I and II development projects; and

•	We made scheduled principal payments on indebtedness totaling $4.7 million.

Fair Value of Fixed and Variable Rate Debt

As of September 30, 2014, the fair value of fixed rate debt, including properties held for sale, was $956.6 million compared to the book value of $893.5 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 3.81% to 6.78%.  As of September 30, 2014, the fair value of variable rate debt, including properties held for sale, was $811.8 million compared to the book value of $775.6 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 1.50% to 2.90%.

Note 5. Derivative Instruments, Hedging Activities and Other Comprehensive Income

In order to manage volatility relating to variable interest rate risk, we enter into interest rate hedging agreements from time to time.  We do not use derivatives for trading or speculative purposes nor do we have any derivatives that are not designated as cash flow hedges.  We have agreements with each of our derivative counterparties that contain a provision that in the event of default on any of our indebtedness, we could also be declared in default on our derivative obligations.  As of September 30, 2014, we were party to various cash flow hedge agreements with notional amounts totaling $456.3 million.  These hedge agreements effectively fix the interest rate indices underlying certain variable rate debt instruments over terms ranging from 2014 through 2020.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.25%.

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

In the merger with Inland Diversified we assumed seven interest rate swaps.  The notional amount of the instruments was $163.3 million and the fair value was a net liability of $3.7 million on the merger date.  Three of these swaps with a combined notional amount of $34.2 million did not meet the requirements for hedge accounting.  The change in the fair value of those interest rate agreements of $0.2 million for the three months ending September 30, 2014 was shown as a reduction to interest expense.

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

Although we have determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and our counterparties.   However, as of September 30, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

As of September 30, 2014 the fair value of our interest rate hedges was a net liability of $2.8 million, including accrued interest of $0.5 million.  As of September 30, 2014, $2.3 million is recorded in prepaid and other assets and $5.1 million is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2013 the net fair value of our interest rate hedge assets was $1.1 million, including accrued interest of $0.3 million.  As of December 31, 2013, $2.8 million is recorded in prepaid and other assets and $1.7 million is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

We currently expect the impact to interest expense over the next 12 months as the hedged forecasted interest payments occur to be $4.9 million.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the nine months ended September 30, 2014 and 2013, $3.6 million and $2.0 million, respectively, were reclassified as a reduction to earnings.

Our share of net unrealized gains and losses on our interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.  The following sets forth comprehensive loss allocable to us for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to Kite Realty Group Trust common shareholders	$(16,398)	$(858)	$(19,270)	$(9,647)
Other comprehensive income (loss) allocable to Kite Realty Group Trust1	2,576	(1,033)	(202)	5,030
Comprehensive loss attributable to Kite Realty Group Trust common shareholders	$(13,822)	$(1,891)	$(19,472)	$(4,617)

____________________
1	Reflects our share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 6. Shareholders’ Equity

Merger with Inland Diversified

In preparation for our merger with Inland Diversified and upon approval from shareholders, we filed an amendment to our Articles of Amendment and Restatement of Declaration of Trust, as amended, with the State of Maryland State Department of Assessments and Taxation to increase the total number of authorized common shares of beneficial interest from 200,000,000 to 450,000,000.

On July 1, 2014, we issued approximately 50.3 million of our common shares to the existing Inland Diversified stockholders as consideration in connection with the merger transaction.  For purposes of financial statement presentation, the shares were valued based on the closing price of our common shares immediately prior to the closing date.

Share Grants to Employees

    In July 2014, a total of 0.3 million restricted shares were granted to members of executive management and certain other employees in connection with the successful closing of the merger with Inland Diversified and in recognition of the increase in the size of the Company and the scale of its operations and in anticipation of new three year employment agreements that were subsequently entered into with members of executive management.  These shares will vest ratably over periods of up to four years, and in the case of members of executive management there is generally a three year no-sell restriction after the shares have vested.  The restricted shares were granted at fair values ranging from $21.24 to $25.00

    In July 2014, the Compensation Committee of the Board of Trustees adopted the Kite Realty Group Trust 2014 Outperformance Plan for members of executive management and certain other employees, pursuant to which grantees are eligible to earn units in the Operating Partnership based on the achievement of certain performance criteria of the Company’s common shares. Participants in the 2014 Outperformance Plan may earn, in the aggregate, up to$7.5 million of share-settled awards based on our total shareholder return (“TSR”) for the three-year period beginning July 1, 2014 and ending June 30, 2017.

    At the end of the three-year performance period, participants will be paid their percentage interest in the bonus pool as units in the Operating Partnership that vest over an additional two-year service period.  The compensation cost of the 2014 Outperformance Plan is fixed as of the grant date and is recognized regardless of whether the units are ultimately earned.

The 2014 Outperformance Plan was valued at an aggregate value of $2.4 million utilizing a Monte Carlo simulation.  The value of the awards will be amortized to expense through the final vesting date of June 30, 2019 based upon a graded vesting schedule.

Reverse Share Split

On August 11, 2014, we completed a reverse share split of our common shares at a ratio of one new share for each four shares then outstanding.  As a result of the reverse share split, the number of outstanding common shares was reduced from approximately 332.7 million shares to approximately 83.2 million shares.

Distribution Payments

Our Board of Trustees declared a quarterly cash distribution of $0.515625 per Series A Preferred Share covering the period from June 2, 2014 to September 1, 2014.  This distribution was paid on September 1, 2014 to shareholders of record as of August 22, 2014.

Our Board of Trustees declared a cash distribution of $0.26 per common share for the third quarter of 2014.  This distribution was paid on October 13, 2014 to common shareholders and operating partnership unit holders of record as of October 6, 2014.

Note 7. Deferred Costs

Deferred costs consist primarily of financing fees incurred to obtain long-term financing, acquired lease intangible assets, and broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At September 30, 2014 and December 31, 2013, deferred costs consisted of the following:

	September 30, 2014	December 31, 2013
Deferred financing costs	$14,341	$11,293
Acquired lease intangible assets	162,542	24,930
Deferred leasing costs and other	44,449	41,626
	221,332	77,849
Less—accumulated amortization	(31,139)	(21,461)
Total	190,193	56,388
Deferred costs – properties held for sale	(21,956)	--
Total	$168,237	$56,388

    The accompanying consolidated statements of operations include amortization expense as follows:

	Nine Months Ended September 30,
	2014	2013
Amortization of deferred financing costs	$1,912	$1,923
Amortization of deferred leasing costs, lease intangibles and other	11,501	3,891

   Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense, while the amortization of deferred financing costs is included in interest expense.

Note 8. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of unamortized fair value of in-place lease liabilities recorded in connection with purchase accounting, earnout components related to property acquisitions, retainage payables for development and redevelopment projects, and tenant rents received in advance.  The amortization of in-place lease liabilities is recognized as revenue over the remaining life of the leases (including option periods for leases with below market renewal options) through 2036.  Tenant rents received in advance are recognized as revenue in the period to which they apply, usually the month following their receipt.

   At September 30, 2014 and December 31, 2013, deferred revenue and other liabilities consisted of the following:

	September 30, 2014	December 31, 2013
Unamortized in-place lease liabilities	$140,830	$36,173
Retainages payable and other	4,261	2,982
Seller earnout (Note 9)	14,973	─
Tenant rents received in advance	10,364	5,158
Total	170,428	44,313
Deferred revenue and other liabilities – liabilities held for sale	28,563	─
Total	$141,865	$44,313

Note 9. Commitments and Contingencies

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

We have guaranteed a loan in the amount of $26.6 million on behalf of LC White Plains Retail, LLC and LC White Plains Recreation, LLC (collectively, the “LC Partners”).  Along with our guarantee of the loan the LC Partners pledged their Class B units as collateral for the loan.  If payment of the loan is required and the value of the Class B units does not fully service the loan, the Company will be required to retire the remaining amount.

As of September 30, 2014, we had outstanding letters of credit totaling $7 million.  At that date, there were no amounts advanced against these instruments.

Earnout Liability

Nine of our properties, which properties were acquired by Inland Diversified prior to the date of the merger, have earnout components whereby the Company is required to pay the seller additional consideration based on subsequent leasing activity of vacant space. The maximum potential earnout payment was $15.0 million at September 30, 2014. The table below presents the change in our earnout liability for the three months ended September 30, 2014.

Three Months Ended September 30, 2014
Earnout liability – beginning of period	$16,593
Decreases:
Payments to settle earnouts	(1,620)
Earnout liability – end of period	$14,973

The expiration dates of the remaining earnouts range from October 3, 2014 through December 28, 2015.

Note 10. Disposals of Operating Properties and Investment Properties Held for Sale

During the first quarter of 2014, we sold our Red Bank Commons operating property in Evansville, Indiana, our Ridge Plaza operating property in Oak Ridge, New Jersey, and our 50th and 12th operating property in Seattle, Washington for aggregate proceeds of $35.2 million and a net gain of $6.7 million.

During the third quarter of 2014, we sold our Zionsville Walgreens operating property in Zionsville, Indiana for aggregate proceeds of $7.3 million and a net gain of $2.9 million.

The Red Bank Commons, Ridge Plaza and Zionsville Walgreens operating properties are not included in discontinued operations in the accompanying Statements of Operations for the three and nine months ended September 30, 2014 and 2013, as the disposals individually or in the aggregate did not represent a strategic shift that has or will have a major effect on our operations and financial results (see Note 2).

The 50th and 12th operating property is included in discontinued operations for the three and nine months ended September 30, 2014 and 2013, as the property was classified as held for sale as of December 31, 2013.

Sale of Properties to Inland Real Estate Income Trust

On September 16, 2014, we entered into a Purchase and Sale Agreement with Inland Real Estate Income Trust, Inc. (“Inland Real Estate”), which provides for the sale of 15 of our operating properties (the “Portfolio”) to Inland Real Estate with the option for the sale of a 16th property, Village at Bay Park.

The Purchase and Sale Agreement provides that the Portfolio will be sold to Inland Real Estate in two separate tranches. The sale of the first tranche (“Tranche I”) will consist of nine retail operating properties to be sold for approximately $163.1 million and is expected to occur on or before December 15, 2014. The sale of the second tranche (“Tranche II”) will consist of six retail operating properties to be sold for a sales price of approximately $155.1 million and is expected to occur on or before March 16, 2015.  The closing of the Village at Bay Park operating retail property would occur on June 15, 2015, for a sales price of approximately $19.7 million; however, the Company and Inland Real Estate each has the right to opt out of this transaction for any reason. The deadline for the decision to either opt out or irrevocably commit to purchasing the Village at Bay Park property is June 8, 2015.  One of the Company’s trustees also serves as a director of Inland Real Estate, and therefore recused himself from any consideration by the Board of Trustees of the transaction.

The expected timing of the sale of the Portfolio is as follows:

Transaction	Sale Date	Number of Properties	Aggregate Purchase Price

Tranche I	December 15, 2014	9	$163,054
Tranche II	March 15, 2015	6	155,076
			$318,130

The operating properties to be sold are as follows:

Property Name	MSA

Tranche I:
Copps Grocery	Stevens Point, WI
Eastside Junction1	Athens, AL
Fox Point	Neenah, WI
Harvest Square	Harvest, AL
Landing at Ocean Isle Beach	Ocean Isle Beach, NC
Branson Hills Plaza	Branson, MO
Shoppes at Branson Hills	Branson, MO
Shoppes at Prairie Ridge	Pleasant Prairie, WI
Heritage Square	Conyers, GA

Tranche II:
Fairgrounds Crossing	Hot Springs, AR
Hawk Ridge	Saint Louis, MO
Prattville Town Center	Prattville, AL
Regal Court	Shreveport, LA
Whispering Ridge	Omaha, NE
Walgreens Plaza	Jacksonville, NC

____________________
1
Subsequent to the signing of the Purchase and Sale Agreement with Inland Real Estate, Publix exercised its right of first offer to purchase the property.  The sale of this property may be delayed from the December 15 closing date.

    The operating properties listed above are not included in discontinued operations in the accompanying Statements of Operations as the disposals neither individually nor in the aggregate represent a strategic shift that has or will have a major effect on our operations or financial results (see Note 2).  The Portfolio met the requirements to present as held for sale as of September 30, 2014.  The sale of the Village at Bay Park property does not meet the held for sale criteria.  Upon meeting the held-for-sale criteria, depreciation and amortization ceased for these operating properties.  The assets and liabilities associated with these properties are separately classified as held for sale in the consolidated balance sheets as of September 30, 2014.

The following table presents the assets and liabilities associated with the held for sale properties:

September 30,
2014
Assets:
Investment properties, at cost	$323,571
Less: accumulated depreciation	(3,050)
320,521

Accounts receivable, prepaids and other assets	1,989
Deferred costs, net	21,956
Total assets held for sale	$344,466

Liabilities:
Mortgage and other indebtedness	$144,316
Accounts payable and accrued expenses	3,757
Deferred revenue and other liabilities	28,563
Total liabilities held for sale	$176,636

The results of operations for the investment properties that are classified as held for sale are presented in the table below:

Three Months Ended September 30, 2014
Revenue:
Minimum rent1	$5,867
Tenant reimbursements	1,190
Total revenue	7,057
Expenses:
Property operating	922
Real estate taxes	746
Depreciation and amortization	3,520
Total expenses	5,188
Operating income	1,869
Interest expense	(1,428)
Income from continuing operations	$441

____________________
1	Minimum rent includes $175,000 of non-cash straight-line and market rent revenue.

Note 11. Acquisitions

    Upon completion of the merger with Inland Diversified, we acquired 60 operating properties. In the year ended December 31, 2013, we acquired thirteen properties.  Preliminary purchase price allocations were made at the date of acquisition, primarily to the fair value of tangible assets (land, building, and improvements) as well as to intangibles.  The estimated purchase price allocations remain preliminary at September 30, 2014 and are subject to revision within the measurement period, not to exceed one year.

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

We also consider whether a portion of the purchase price should be allocated to in-place leases that have a related customer relationship intangible value.  Characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, among other factors.  To date, a tenant relationship has not been developed that is considered to have a current intangible value. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs.

    The Company determined that it was the acquirer for accounting purposes in the merger with Inland Diversified.  We considered the continuation of the Company’s existing management and a majority of the existing board members as the most significant considerations in our analysis.  Additionally, Inland Diversified had previously announced the transaction as a liquidation event and we believe this transaction was an acquisition of Inland Diversified by the Company.

Following is a summary of our 2013 and 2014 operating property acquisitions.

Property Name	MSA	Acquisition Date	Acquisition Cost (millions)

Shoppes of Eastwood	Orlando, FL	January 2013	$11.6
Cool Springs Market	Nashville, TN	April 2013	37.6
Castleton Crossing	Indianapolis, IN	May 2013	39.0
Toringdon Market	Charlotte, NC	August 2013	15.9

Nine Property Portfolio		November 2013	304.0

Merger with Inland Diversified		July 2014	2,128.6

Since the merger date with Inland Diversified the 60 operating properties acquired generated total revenue of $46.2 million and consolidated net income of $3.3 million for the three months ended September 30, 2014.

The following table presents pro forma combined total revenue and consolidated net (loss) income for the nine months ending September 30, 2014 and 2013 as if the merger had been consummated on January 1, 2013.  Adjustments have been made to the Kite Realty Group Trust results to reflect the effects of 2013 and 2014 property acquisitions as if they had occurred on January 1, 2013. The pro forma results have been calculated under our accounting policies and adjusted to reflect the results of Inland Diversified’s additional depreciation and amortization that would have been recorded assuming the allocation of the purchase price to investment properties, intangible assets and indebtedness had been applied on January 1, 2013.  The pro forma results exclude merger costs and reflect the termination of management agreements with affiliates of Inland Diversified as neither are expected to have a continuing impact on the results of the operations following the merger.  The results also reflect the pay down of certain debt, which was contemplated as part of the merger.

	Nine Months Ended September 30, (unaudited)
	2014	2013
Total Revenue	$266,044	$265,637
Consolidated net income	16,009	1,330

The fair value of the real estate and related assets acquired were primarily determined using the income approach.  The income approach required us to make assumptions about market leasing rates, tenant-related costs, discount rates, and disposal values.  The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as previously defined.  The ranges of the most significant Level 3 assumptions utilized in determining the value of the real estate and related assets of each building acquired during the 2014 merger are as follows:

	Low	High
Lease-up period (months)	6	18
Net rental rate per square foot – Anchor (greater than 10,000 square feet)	$5.00	$30.00
Net rental rate per square foot – Small Shops	$11.00	$53.00
Discount rate	5.75%	9.25%

The following table summarizes the aggregate purchase price allocation for the properties acquired as part of the merger with Inland Diversified as of July 1, 2014:

Assets:
Investment properties, net	$2,095,567
Deferred costs, net	143,210
Investments in marketable securities	18,602
Cash and cash equivalents	108,666
Accounts receivable, prepaid expenses, and other	20,157
Total assets	$2,386,202

Liabilities:
Mortgage and other indebtedness, including debt premium of $33,300	$892,909
Deferred revenue and other liabilities	129,935
Accounts payable and accrued expenses	59,314
Total Liabilities	1,082,158

Noncontrolling interests	69,356
Common stock issued	1,234,688
Total purchase price	$2,386,202

   Merger and acquisition costs for the nine months ended September 30, 2014 related to our merger with Inland Diversified totaled $26.8 million compared to $0.6 million of costs for property acquisitions for the nine months ended September 30, 2013.  The majority of the $26.8 million related to investment banking, lender, due diligence, legal, and professional expenses.

There were no material adjustments to the purchase price allocations for our 2013 acquisitions during the three months ended September 30, 2014.

Note 12. Development and Redevelopment Activities

Development Activities

In 2014, we expect to substantially complete construction on Parkside Town Commons – Phase I near Raleigh, North Carolina, which is anchored by Harris Teeter, Petco and a non-owned Target.  Parkside Town Commons – Phase II is under construction as of September 30, 2014.  Field & Stream and Golf Galaxy opened in September 2014 and will be joined by Frank Theatres and Toby Keith’s Bar & Grill in the first half of 2015.

Redevelopment Activities

In January 2013, we completed plans for a redevelopment project at Bolton Plaza and reduced the estimated useful lives of certain assets that were demolished as part of this project.  As a result of this change in estimate, $0.8 million of additional depreciation expense was recognized in the three months ended March 31, 2013.  The center is anchored by Academy Sports and Outdoors, LA Fitness, and Panera Bread.  We transitioned this project to the operating portfolio in the third quarter of 2014.

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

Note 13. Kedron Village

    In 2013, foreclosure proceedings were completed by the mortgage lender on the indebtedness secured by the Company’s Kedron Village operating property and the mortgage lender took title to the property in satisfaction of principal and interest due on the loan.

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

During the three and nine months ended September 30, 2013, the Company recognized a non-cash gain of $1.2 million resulting from the transfer of the Kedron Village assets to the lender in satisfaction of the debt.  Also, in the third quarter, the Company reversed an accrual of unpaid interest (primarily default interest) of approximately $1.1 million.

The operations of Kedron Village were classified as Discontinued Operations in the consolidated statement of operations for the three and nine months ended September 30, 2013.

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

•
other uncertainties and factors identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the SEC or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

 Overview

Our Business and Properties

Kite Realty Group Trust, through its majority-owned subsidiary, Kite Realty Group, L.P., is engaged in the ownership, operation, management, leasing, acquisition, redevelopment, and development of neighborhood and community shopping centers in selected markets in the United States.  We derive revenues primarily from rents and reimbursement payments received from tenants under leases at our properties.  Our operating results therefore depend materially on the ability of our tenants to make required rental payments, conditions in the United States retail sector, and overall economic and real estate market conditions.

At September 30, 2014, we owned interests in 129 operating properties (consisting of 127 retail properties and two office properties) and three development properties under construction.  In addition, we also owned interests in other land parcels comprising 131 acres that may be used for future expansion of existing properties, development of new retail or office properties or sold to third parties.

Merger with Inland Diversified

On July 1, 2014, we completed a merger with Inland Diversified in which Inland Diversified merged with and into a wholly-owned subsidiary of ours in a stock-for-stock exchange with a transaction value of approximately $2.1 billion, including the assumption of approximately $0.9 billion of debt.

    The merger increased our geographical diversity, enhanced our asset quality, and provided a number of financial and operational benefits including a substantial increase in cash flow and liquidity and a lower cost of capital.  As of September 30, 2014, we have approximately $0.5 billion of liquidity if we elected to increase the size of our unsecured revolving credit facility.  Additionally, the merger and subsequent activities have strengthened our balance sheet by improving our debt to EBITDA metrics, lowering our overall borrowing costs, and reducing our development exposure.  The increased cash flow from operations also provides us with additional flexibility to fund future growth initiatives.

The operational benefits include improved synergies from an expanded platform, redevelopment opportunities, and enhanced relationships with tenants. Additionally, our scalable platform enables us to achieve administrative and operating synergies.  We estimate we will be able to achieve $17 million in savings from Inland Diversified’s operating expense on an annual basis as a result of the termination of certain contracts and other cost savings initiatives.

The retail portfolio we acquired through the merger with Inland Diversified is comprised of 60 properties in 23 states.  The properties are located in a number of our existing markets and in various new markets including Westchester, New York; Bayonne, New Jersey; Las Vegas, Nevada; Virginia Beach, Virginia; and Salt Lake City, Utah.  Under the terms of the merger agreement, Inland Diversified shareholders received 1.707 newly issued common shares of the Company for each outstanding common share of Inland Diversified, resulting in a total issuance of approximately 50.3 million of our common shares.

Current Business Environment

Most elements of the U.S. economy continued to recover during the third quarter of 2014.  The economy continued to create jobs at a consistent pace in September 2014, with 248,000 jobs being added and the unemployment rate declining to 5.9%.  However, uncertainty surrounding regulatory, fiscal, and monetary policy continues to negatively affect job creation, capital pricing, and the cost of doing business.  Additional uncertainty surrounds the U.S. Federal Reserve Bank’s policy of quantitative easing of the money supply and the long-term effects of maintaining interest rates at historically low levels to encourage consumer and business spending.

In light of the economic uncertainty noted above, some retailers are considering limited expansion of their businesses while others have expressed optimism through expansion plans and capital allocation decisions.  Where prudent, we will seek to capitalize on our relationships with tenants to maximize our growth opportunities including maximizing our expanded operating platform.  We believe there will continue to be additional leasing opportunities during the remainder of 2014 and into 2015 as tenants seek to lease new space or renew existing space in connection with lease expirations, expansions, and other considerations.  In addition, we have continued to see redevelopment opportunities in our existing properties along with recently acquired properties.

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

Ongoing Actions Taken to Capitalize on the Current Business Environment

    In addition to the merger with Inland Diversified, we continue to execute on our strategy to maximize shareholder value, including:

Capital Activity.  Upon completion of the merger, we amended the terms of our unsecured revolving credit facility and Term Loan.  The borrowing capacity of the unsecured revolving credit facility was increased from $200 million to $500 million, and the interest rates were reduced for both instruments.  These amendments increased the amount of our liquidity to approximately $411 million with an additional $65 million available if the expansion feature on the unsecured revolving credit facility is exercised, providing significant flexibility in funding future acquisition, development and redevelopment activities and maturing debt if appropriate.

On October 30, 2014, we received investment grade credit ratings of Baa3 from Moody’s Investor Service and BBB- from Standard and Poor’s Ratings Services.  Both credit ratings have a stable outlook.

Development, and Redevelopment Activities.   During the third quarter of 2014, Field & Stream and Golf Galaxy opened at Phase II of Parkside Town Commons near Raleigh, North Carolina to join a non-owned Target store and Harris Teeter.  Also, during the quarter, Burlington Coat Factory opened at Gainesville Plaza.

    Operational Activities.  During the third quarter of 2014, we executed 64 new and renewal leases totaling 424,000 square feet.  New leases were signed with 23 tenants for 162,000 square feet of GLA while renewal leases were signed with 41 tenants for 262,000 square feet of GLA.  We achieved a blended rent spread of 14.4% on comparable leases signed in the quarter.

    Our same property net operating income improved 4.7% and 4.6%, respectively, for the three and nine months ended September 30, 2014 compared to the same periods of the prior year, primarily due to increased occupancy, rental rate growth, and improved expense recoveries.  In addition, our annualized base rent per square foot improved to $14.98 per square foot as of September 30, 2014 from $13.17 as of September 30, 2013.

Results of Operations

At September 30, 2014, we owned interests in 129 properties consisting of 124 retail operating properties (including 15 properties held for sale), two operating office properties and three retail properties under redevelopment. As of this date, we also owned interests in three retail development properties under construction.

At September 30, 2013, we owned interests in 62 properties consisting of 55 retail operating properties, five retail properties under redevelopment, and two operating office properties. As of this date, we also owned interests in three retail development properties under construction.

The comparability of results of operations in 2013 and 2014 is significantly affected by our merger with Inland Diversified on July 1, 2014 and by our development, redevelopment, and operating property acquisition and disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of these activities during those periods, which is set forth below.

Property Acquisitions

The following properties were acquired between January 1, 2013 and September 30, 2014:
Property Name	MSA	Acquisition Date	Acquisition Cost (millions)	Owned GLA

Shoppes of Eastwood	Orlando, FL	January 2013	$11.6	69,037
Cool Springs Market	Nashville, TN	April 2013	37.6	223,912
Castleton Crossing	Indianapolis, IN	May 2013	39.0	277,812
Toringdon Market	Charlotte, NC	August 2013	15.9	60,464

Nine Property Portfolio		November 2013	304.0	1,977,711

Merger with Inland Diversified		July 2014	2,128.6	10,719,471

Property Dispositions

In 2014, we sold the following operating properties:

•
50th and 12th (Walgreens), Seattle, Washington in January 2014, which was held for sale at December 31, 2013 and reflected in discontinued operations for the three and nine months ended September 30, 2014 and 2013;

•	Red Bank Commons, Evansville, Indiana in March 2014; and

•	Ridge Plaza, Oak Ridge, New Jersey in March 2014; and

•	Zionsville Walgreens, Zionsville, Indiana in September 2014

In September 2013, we sold our Cedar Hill Village property in Dallas, Texas.  In July 2013, foreclosure proceedings were completed on the Kedron Village property and the mortgage lender took title to the property in satisfaction of principal and interest due on the mortgage.  The results from these properties are reflected in discontinued operations for the three and nine months ended September 30, 2014 and 2013.

Development Activities

    The following development properties were partially operational at various times from January 1, 2013 through September 30, 2014:

Property Name	MSA	Economic Occupancy Date1	Owned GLA

Delray Marketplace	Delray Beach, FL	January 2013	260,153
Holly Springs Towne Center – Phase I	Raleigh, NC	March 2013	207,589
Parkside Town Commons – Phase I	Raleigh, NC	March 2014	104,978
Parkside Town Commons – Phase II	Raleigh, NC	September 2014	275,432

____________________
1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

Redevelopment Activities

The following properties were under redevelopment at various times during the period from January 1, 2013 through September 30, 2014:

Property Name	MSA	Transition to Redevelopment1	Transition to Operations	Owned GLA

Four Corner Square	Maple Valley, Washington	September 2008	December 2013	107,998
Bolton Plaza2	Jacksonville, Florida	June 2008	September 2014	155,637
Rangeline Crossing	Carmel, Indiana	June 2012	June 2013	97,511
Gainesville Plaza3	Gainesville, Florida	June 2013	Pending	162,693
King’s Lake Square4	Naples, Florida	July 2013	April 2014	88,153
Hamilton Crossing	Carmel, Indiana	July 2014	Pending	69,596

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	Panera Bread opened in June 2014 to join Academy Sports & Outdoors and LA Fitness and the project was transitioned back to the operating portfolio. The project is currently 85.4% leased.
3
In March 2014, we signed leases with Ross Dress and Burlington Coat Factory to anchor the project.  Burlington Coat Factory opened in September 2014 and Ross Dress is expected to open in the first half of 2015.  The project is currently 81.6% leased or committed.

4	The new Publix grocery store opened in April 2014 and the project was transitioned back to the operating portfolio. The project is currently 88.8% leased.

Anchor Tenant Openings

Included below is a list of anchor tenants that opened in 2014.

Tenant Name	Property Name	MSA	Owned GLA

LA Fitness	Bolton Plaza	Jacksonville, FL	38,000
Sprouts Farmers Market	Sunland Towne Center	El Paso, TX	31,541
Fresh Market	Lithia Crossing	Tampa Bay, FL	18,091
Walgreens	Rangeline Crossing	Indianapolis, IN	15,300
Publix	King’s Lake Square	Naples, FL	88,153
Target1	Parkside Town Commons – Phase I	Raleigh, NC	─
Harris Teeter2	Parkside Town Commons – Phase I	Raleigh, NC	53,000
Total Wine and More	International Speedway Square	Daytona, FL	23,942
Walgreens	Four Corner Square	Maple Valley, WA	14,820
Petco	Parkside Town Commons – Phase I	Raleigh, NC	12,500
Field and Stream	Parkside Town Commons – Phase II	Raleigh, NC	50,000
Golf Galaxy	Parkside Town Commons – Phase II	Raleigh, NC	35,000
Burlington Coat Factory	Gainesville Plaza	Gainesville, FL	65,000

____________________
1	Target is an anchor that owns its 135,300 square foot store.
2	Owned GLA includes a 53,000 square foot ground lease with Harris Teeter.

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

The following table reflects same property net operating income (and reconciliation to net loss attributable to common shareholders) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2014	2013	% Change	2014	2013	% Change
Number of properties at period end1	50	50		50	50

Leased percentage at period-end	96.4%	96.1%		96.4%	96.1%
Economic occupancy percentage at period end2	94.9%	92.8%		94.9%	92.8%

Net operating income – same properties (50 properties)3	$17,561	$16,779	4.7%	$49,789	$47,601	4.6%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income – same properties	$17,561	$16,779		$49,789	$47,601
Net operating income – non-same activity	48,533	6,601		76,187	19,642
Other expense	(27)	(78)		(156)	(146)
General and administrative expenses	(3,939)	(2,115)		(9,358)	(6,069)
Merger and acquisition costs	(19,088)	(153)		(26,849)	(567)
Impairment charge	─	─		─	(5,371)
Depreciation expense	(44,383)	(15,374)		(81,560)	(40,566)
Interest expense	(15,386)	(7,541)		(30,291)	(20,812)
Discontinued operations	─	3,122		─	2,332
Gain on sale of operating properties, net	2,749	─		9,534	─
Net (income) loss attributable to noncontrolling interests	(304)	15		(224)	651
Dividends on preferred shares	(2,114)	(2,114)		(6,342)	(6,342)
Net loss attributable to common shareholders	$(16,398)	$(858)		$(19,270)	$(9,647)

____________________
1	Same Property NOI analysis excludes operating properties in redevelopment.
2	Excludes leases that are signed but for which tenants have not commenced payment of cash rent.
3
Same Property net operating income excludes net gains from outlot sales, straight-line rent revenue, bad debt expense and related recoveries, lease termination fees, amortization of lease intangibles and significant prior year expense recoveries and adjustments, if any.

Comparison of Operating Results for the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

The following table reflects our consolidated statements of operations for the three months ended September 30, 2014 and 2013 (unaudited).  The comparability of the periods is impacted by the merger, acquisitions, dispositions, and redevelopments previously described.

(in thousands)	2014	2013	Net change 2013 to 2014
Revenue:
Rental income (including tenant reimbursements)	$86,638	$29,984	$56,654
Other property related revenue	1,938	2,569	(631)
Total revenue	88,576	32,553	56,023
Expenses:
Property operating	11,850	5,449	6,401
Real estate taxes	10,632	3,724	6,908
General, administrative, and other	3,939	2,115	1,824
Merger and acquisition costs	19,088	153	18,935
Depreciation and amortization	44,383	15,374	29,009
Total Expenses	89,892	26,815	63,077
Operating income	(1,316)	5,738	(7,054)
Interest expense	(15,386)	(7,541)	(7,845)
Income tax expense of taxable REIT subsidiary	(14)	(31)	17
Other expense	(13)	(47)	34
Loss from continuing operations	(16,729)	(1,881)	(14,848)
Discontinued operations:
Discontinued operations	—	1,394	(1,394)
Non-cash gain on debt extinguishment	—	1,242	(1,242)
Gain on sale of operating property, net	—	486	(486)
Income from discontinued operations	—	3,122	(3,122)
(Loss) income before gain on sale of operating properties, net	(16,729)	1,241	(17,970)
Gain on sale of operating properties, net	2,749	—	2,749
Consolidated net (loss) income	(13,980)	1,241	(15,221)
Net (income) loss attributable to noncontrolling interests	(304)	15	(319)
Net (loss) income attributable to Kite Realty Group Trust	(14,284)	1,256	(15,540)
Dividends on preferred shares	(2,114)	(2,114)	—
Net loss attributable to common shareholders	$(16,398)	$(858)	$(15,540)

    Rental income (including tenant reimbursements) increased $56.7 million, or 188.9%, due to the following:

(in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$46,166
Development properties that became operational or were partially operational in 2013 and/or 2014	858
Properties acquired during 2013	8,703
Properties sold during 2014	(791)
Properties under redevelopment during 2013 and/or 2014	533
Properties fully operational during 2013 and 2014 and other	1,185
Total	$56,654

The increase of $1.2 million in rental income for fully operational properties was primarily attributable to anchor tenant openings at certain operating properties and an improvement in expense recoveries from tenants.  For the total portfolio, the overall recovery ratio for reimbursable expenses improved to 86.5% for the three months ended September 30, 2014 compared to 78.2% for the three months ended September 30, 2013.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains related to land sales.  This revenue decreased by $0.6 million, primarily as a result of lower lease termination income of $0.4 million.

    Property operating expenses increased $6.4 million, or 117.5%, due to the following:

(in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$4,492
Development properties that became operational or were partially operational in 2013 and/or 2014	168
Properties acquired during 2013	1,505
Properties sold during 2014	(126)
Properties under redevelopment during 2013 and/or 2014	56
Properties fully operational during 2013 and 2014 and other	306
Total	$6,401

The increase of $0.3 million in property operating expenses at properties fully operational during 2013 and 2014 was due to higher landscaping and insurance costs.

    Real estate taxes increased $6.9 million, or 185.5%, due to the following:

(in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$5,696
Development properties that became operational or were partially operational in 2013 and/or 2014	126
Properties acquired during 2013	980
Properties sold during 2014	(126)
Properties under redevelopment during 2013 and/or 2014	(13)
Properties fully operational during 2013 and 2014 and other	245
Total	$6,908

The net $0.2 million increase in real estate taxes at properties fully operational during 2013 and 2014 was due to higher assessments at certain properties in Florida.  The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $1.8 million, or 86.2%, due to higher public company and personnel costs associated with the completion of the merger with Inland Diversified.

Merger and acquisition costs for the three months ended September 30, 2014 related to our merger with Inland Diversified totaled $19.1 million compared to $0.2 million of costs for property acquisitions incurred in the three months ended September 30, 2013.  The majority of the $19.1 million related to investment banking, lender, due diligence, legal, and professional expenses.

Depreciation and amortization expense increased $29.0 million, or 188.7%, due to the following:

(in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$24,005
Development properties that became operational or were partially operational in 2013 and/or 2014	2,023
Properties acquired during 2013	5,132
Properties sold during 2014	(242)
Properties under redevelopment during 2013 and/or 2014	(2,069)
Properties fully operational during 2013 and 2014 and other	160
Total	$29,009

The net $0.2 million increase in depreciation and amortization expense at properties fully operational during 2013 and 2014 was due to an increase in anchor tenant openings.

Interest expense increased $7.8 million or 104.0%, largely as a result of our assuming $859.6 million of indebtedness as part of the merger with Inland Diversified.

The allocation to net income of noncontrolling interests increased due to allocations to joint venture partners in certain consolidated properties acquired as part of the merger.  These partners receive a fixed quarterly return from the operations of the properties in which they hold an interest.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

The following table reflects our consolidated statements of operations for the nine months ended September 30, 2014 and 2013 (unaudited).  The comparability of the periods is impacted by the merger, acquisitions, dispositions, and redevelopments previously described.

(in thousands)	2014	2013	Net change 2013 to 2014
Revenue:
Rental income (including tenant reimbursements)	$166,598	$84,210	$82,388
Other property related revenue	5,481	9,300	(3,819)
Total revenue	172,079	93,510	78,569
Expenses:
Property operating	26,056	15,582	10,474
Real estate taxes	20,048	10,685	9,363
General, administrative, and other	9,358	6,069	3,289
Merger and acquisition costs	26,849	567	26,282
Depreciation and amortization	81,560	40,566	40,994
Total Expenses	163,871	73,469	90,402
Operating income	8,208	20,041	(11,833)
Interest expense	(30,291)	(20,812)	(9,479)
Income tax benefit of taxable REIT subsidiary	(37)	(106)	69
Other expense	(119)	(39)	(80)
Loss from continuing operations	(22,239)	(916)	(21,323)
Discontinued operations:
Discontinued operations	—	604	(604)
Impairment Charge	—	(5,372)	5,372
Non-cash gain on debt extinguishment	—	1,242	(1,242)
Gain on sale of operating property, net	3,199	487	2,712
Income (loss) from discontinued operations	3,199	(3,039)	6,238
Loss before gain on sale of operating properties, net	(19,040)	(3,955)	(15,085)
Gain on sale of operating properties, net	6,336	—	6,336
Consolidated net loss	(12,704)	(3,955)	(8,749)
Net (income) loss attributable to noncontrolling interests	(224)	651	(875)
Net loss attributable to Kite Realty Group Trust	(12,928)	(3,304)	(9,624)
Dividends on preferred shares	(6,342)	(6,342)	—
Net loss attributable to common shareholders	$(19,270)	$(9,646)	$(9,624)

    Rental income (including tenant reimbursements) increased $82.4 million, or 97.8%, due to the following:

(in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$46,166
Development properties that became operational or were partially operational in 2013 and/or 2014	3,793
Properties acquired during 2013	27,566
Properties sold during 2014	(1,554)
Properties under redevelopment during 2013 and/or 2014	1,973
Properties fully operational during 2013 and 2014 and other	4,444
Total	$82,388

The net increase of $4.4 million in rental income for fully operational properties is primarily attributable to anchor tenant openings at certain operating properties and an improvement in expense recoveries from tenants.  For the total portfolio, the overall recovery ratio for reimbursable expenses improved to 84.0% for the nine months ended September 30, 2014 compared to 74.9% for the nine months ended September 30, 2013.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue decreased by $3.8 million, primarily as a result of lower gains on land sales of $4.6 million partially offset by higher lease termination income of $0.5 million.

Property operating expenses increased $10.5 million, or 67.2%, due to the following:

(in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$3,766
Development properties that became operational or were partially operational in 2013 and/or 2014	731
Properties acquired during 2013	4,707
Properties sold during 2014	(125)
Properties under redevelopment during 2013 and/or 2014	369
Properties fully operational during 2013 and 2014 and other	1,026
Total	$10,474

The net $1.0 million increase in property operating expenses at properties fully operational during 2013 and 2014 was due to higher maintenance, landscaping and insurance costs.

Real estate taxes increased $9.4 million, or 87.6%, due to the following:

(in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$5,696
Development properties that became operational or were partially operational in 2013 and/or 2014	609
Properties acquired during 2013	3,110
Properties sold during 2014	(144)
Properties under redevelopment during 2013 and/or 2014	(88)
Properties fully operational during 2013 and 2014 and other	180
Total	$9,363

    The net $0.2 million increase in real estate taxes at properties fully operational during 2013 and 2014 was due to higher assessments at certain properties in Florida.  The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $3.3 million, or 54.2%, due primarily to higher public company and personnel costs associated with the merger with Inland Diversified.

Merger and acquisition costs for the nine months ended September 30, 2014 related to our merger with Inland Diversified totaled $26.8 million compared to $0.6 million of costs for property acquisitions for the nine months ended September 30, 2013.  The majority of the $26.8 million related to investment banking, lender, due diligence, legal, and professional expenses.

Depreciation and amortization expense increased $41.0 million, or 101.1%, due to the following:

(in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$24,005
Development properties that became operational or were partially operational in 2013 and/or 2014	3,607
Properties acquired during 2013	16,985
Properties sold during 2014	(511)
Properties under redevelopment during 2013 and/or 2014	(3,676)
Properties fully operational during 2013 and 2014 and other	584
Total	$40,994

The net increase of $0.6 million in depreciation and amortization expense at properties fully operational during 2013 and 2014 was due to an increase in anchor tenants openings.

Interest expense increased $9.5 million, or 45.5%.  The increase partially resulted from our assumption of $859.6 million in debt as part of the merger with Inland Diversified.  Further, the increase was due to the transfer of substantial portions of assets at Delray Marketplace, Holly Springs Towne Centre – Phase I, Rangeline Crossing, Four Corner Square, and Parkside Town Commons – Phase I from construction in progress to depreciable fixed assets, which resulted in a reduction in capitalized interest.

We recorded an impairment charge of $5.4 million related to our Kedron Village operating property for the nine months ended September 30, 2013.   See additional discussion in Note 11 to the consolidated financial statements.

During the nine months ended September 30, 2013, we recognized a non-cash gain of $1.2 million resulting from the transfer of the Kedron Village assets to the lender in satisfaction of the debt.  See additional discussion in Note 11 to the consolidated financial statements.

The Company had a gain from discontinued operations of $3.2 million for the nine months ended September 30, 2014 compared to a loss of $0.5 million in the same period of 2013.  The current year gain from discontinued operations relates to the sale of the 50th and 12th operating property, which was classified as held for sale as of December 31, 2013.  In the first quarter of 2014, we adopted the provisions of ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity and the discontinued operations from the prior year was reported under the former rules.  See additional discussion regarding recently issued accounting pronouncements and the Company’s sales of its Red Bank Commons, Ridge Plaza, 50th and 12th and Zionsville Walgreens operating properties in the nine months ended September 30, 2014 in Notes 2 and 10 to the consolidated financial statements.

In addition, the Company recorded gains on the sales of its Red Bank Commons, Ridge Plaza and Zionsville Walgreens operating properties of $6.3 million for the nine months ended September 30, 2014 compared to no gain or loss for the nine months ended September 30, 2013.

Investment Properties Held for Sale

On September 16, 2014, we entered into a Purchase and Sale Agreement with Inland Real Estate, which provides for the sale of 15 of our operating properties to Inland Real Estate, with the option for the sale of a 16th property.  The Purchase and Sale Agreement provides that the Portfolio will be sold to Inland Real Estate in two separate tranches (see Note 10).

The 15 operating properties that are classified as held for sale as of September 30, 2014 generated total revenue of $7.1 million and net income of $1.6 million for the three months ended September 30, 2014.  These properties generated approximately $5.2 million of operating cash flows during the three months ended September 30, 2014.

Liquidity and Capital Resources

Overview

Our primary finance and capital strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective manner. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings or equity offerings, including the estimated value of properties to be developed or acquired, the estimated market value of our properties and the Company as a whole upon placement of the borrowing or offering, and the ability of particular properties to generate cash flow to cover debt service.  We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

On October 30, 2014, we received investment grade credit ratings of Baa3 from Moody’s Investor Service and BBB- from Standard and Poor’s Ratings Services.  Both credit ratings have a stable outlook.

Our Principal Capital Resources

 For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 38.  In addition to cash generated from operations, we discuss below our other principal capital resources.

As noted above, the merger with Inland Diversified and subsequent activities substantially improved our liquidity position along with reducing our borrowing costs and extending our debt maturities.  The additional cash flows from operations allow us to maintain a balanced approach to growth in order to retain our financial flexibility.

On July 1, 2014, we amended the terms of our unsecured revolving credit facility (the “amended facility”) and increased the total borrowing capacity from $200 million to $500 million.  The amended terms also include an extension of the maturity date to July 1, 2018, which may be further extended at our option for up to two additional periods of six months, subject to certain conditions, and a reduction in the interest rate to LIBOR plus 140 to 200 basis points, depending on our leverage, from LIBOR plus 165 to 250 basis points.  The amended facility has a fee of 15 to 25 basis points on unused borrowings.  We may increase our borrowings under the amended facility up to $750 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the amended facility, to provide such increased amounts.

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

As of September 30, 2014, we had approximately $380.2 million available for future borrowings under our unsecured revolving credit facility.  In addition, our unencumbered assets could provide approximately $65 million of additional borrowing capacity under the unsecured revolving credit facility.

We were in compliance with all applicable financial covenants under the unsecured revolving credit facility and the amended Term Loan as of September 30, 2014.

As part of the merger with Inland Diversified we acquired $18.6 million of investments in marketable securities.  In July 2014, we sold all of these investments for a minimal gain.

Finally, we had $31.2 million in cash and cash equivalents as of September 30, 2014.

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

Short-Term Liquidity Needs

    Near-Term Debt Maturities. As of September 30, 2014, we had a total of $59.1 million of property-level debt secured by our Delray Marketplace operating property with a scheduled maturity date in the fourth quarter of 2014.  In addition, we have $123 million of debt scheduled to mature prior to September 30, 2015, excluding scheduled monthly principal payments.  We are pursuing financing alternative to enable us to repay, refinance, or extend the maturity date of these loans.

    Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common and preferred shareholders and to persons who hold units in our Operating Partnership, and recurring capital expenditures. In September 2014, our Board declared a quarterly cash distribution of $0.26 per common share and common operating partnership unit (totaling $22.1 million) for the quarter ended September 30, 2014.  This distribution was paid on October 13, 2014 to common shareholders of record as of October 6, 2014.  In August 2014, our Board declared a quarterly preferred share cash distribution of $0.515625 per Series A Preferred Share (or $2.1 million) covering the distribution period from June 2, 2014 to September 1, 2014 payable to shareholders of record as of August 22, 2014.  This distribution was paid on September 1, 2014.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from period to period.  During the nine months ended September 30, 2014, we incurred $1.7 million of costs for recurring capital expenditures on operating properties and also incurred $3.8 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $12 million to $14 million of additional major tenant improvements and renovation costs within the next twelve months at several of our operating properties, including properties acquired as part of the merger with Inland Diversified.  We believe we currently have sufficient financing in place to fund our investment in these projects through cash from operations and borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on the redevelopment projects.

As of September 30, 2014, we had four development and redevelopment projects under construction.  The total estimated cost of these projects is approximately $171 million, of which $117 million had been incurred as of September 30, 2014.  We currently anticipate incurring the remaining $54 million of costs over the next eighteen months.  We believe we currently have sufficient financing in place to fund the projects and expect to do so primarily through existing or new construction loans or borrowings on our unsecured revolving credit facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Redevelopment Properties Pending Commencement of Construction. As of September 30, 2014 two of our properties (Courthouse Shadows and Hamilton Crossing) were undergoing preparation for redevelopment and leasing activity.  We are currently evaluating our total incremental investment in these redevelopment projects of which $0.7 million had been incurred as of September 30, 2014.  Our anticipated total investment could change based upon negotiations with prospective tenants.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and capital expenditures for the nine months ended September 30, 2014 and on a cumulative basis since the project’s inception:

(in thousands)	Year to Date – September 30, 2014	Cumulative – September 30, 2014
Under Construction - Developments	$35,327	$110,798
Under Construction - Redevelopments	5,755	6,023
Pending Construction - Redevelopments	183	669
Total for Development Activity	41,265	117,490
Recently Completed Developments1	10,961	N/A
Miscellaneous Other Activity, net	15,386	N/A
Recurring Operating Capital Expenditures (Primarily Tenant Improvement Payments)	4,733	N/A
Total	$72,345	$117,490

____________________
1	This classification includes Delray Marketplace, Holly Springs Towne Center – Phase I, Rangeline Crossing, Four Corner Square, Bolton Plaza, and King’s Lake Square.

   The Company capitalizes certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If the Company were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, the Company would have recorded additional expense for the three and nine months ended September 30, 2014 of $0.1 million and $0.3 million, respectively.

Debt Maturities

The table below presents scheduled principal repayments (including scheduled monthly principal payments) on mortgage and other indebtedness as of September 30, 2014 (excluding loans related to properties classified as “held for sale”):

(in thousands)	Annual Principal Payments	Term Maturity	Total
2014	$1,657	$59,138	$60,795
2015	6,484	146,392	152,876
2016	5,607	197,238	202,845
2017	4,502	65,106	69,608
2018	4,550	181,694	186,244
Thereafter	11,793	844,874	856,667
	$34,593	$1,494,442	$1,529,035
Unamortized Premiums			27,461
Total			$1,556,496

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

Cash Flows

As of September 30, 2014, we had cash and cash equivalents on hand of $31.2 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Cash provided by operating activities was $10.6 million for the nine months ended September 30, 2014, a decrease of $26.5 million from the same period of 2013.  The decrease was primarily due to outflows for merger costs incurred by Inland Diversified prior to the merger that were paid by the Company subsequent to June 30, 2014.

Cash provided by investing activities was $89.2 million for the nine months ended September 30, 2014, as compared to cash used in investing activities of $183.4 million in the same period of 2013.  Highlights of significant cash sources and uses are as follows:

•
Net proceeds of $40.8 million related to the sales of the Red Bank Commons, Ridge Plaza, 50th and 12th and Zionsville Walgreens operating properties in the first and third quarters of 2014 compared to net proceeds of only $7.3 million over the same period in 2013;

•	Net proceeds of $18.6 million related to the sale of marketable securities in the third quarter of 2014. These securities were acquired as part of the merger;
•
Net cash acquired of $108.7 million upon completion of the merger with Inland Diversified.  A portion of this cash was utilized to retire construction loans and other indebtedness while the remainder was retained for working capital including payment of merger related costs;

•
Acquisition of Toringdon Market, Castleton Crossing, Cool Springs Market, and Shoppes of Eastwood in 2013 for net cash outflow of $102.7 million while there were no acquisitions in the same period of 2014; and

•
Decrease in capital expenditures of $2.7 million, in addition to a decrease in construction payables of $5.9 million as construction was ongoing at Gainesville Plaza and Parkside Town Commons – Phase II in the third quarter of 2014.  In the third quarter of 2013, there was significant construction activity at Four Corner Square, Parkside Town Commons – Phase I, King’s Lake Square and Holly Springs Towne Center – Phase I, which are all now substantially complete.

Cash used in financing activities was $86.6 million for the nine months ended September 30, 2014, compared to cash provided by financing activities of $146.1 million in the same period of 2013.  Highlights of significant cash sources and uses in 2014 are as follows:

•
In the first quarter, draws totaling $14.7 million were made on the unsecured revolving credit facility that were primarily utilized to fund redevelopment and tenant improvement costs for new anchor tenants;

•	Draws of $40.5 million were made on construction loans related to Parkside Town Commons, Delray Marketplace, and Rangeline Crossing;
•	In March, the Company paid down its unsecured revolving credit facility by $14.7 million utilizing a portion of the proceeds from the sale of its Ridge Plaza operating property;
•
In July, the Company retired loans totaling $41.6 million that were secured by land at 951 and 41 in Naples, Florida, Four Corner Square, and Rangeline Crossing utilizing cash on hand obtained as part of the merger;

•	The Company retired loans totaling $8.6 million that were secured by the 50th and 12th and Zionsville Walgreens operating properties upon the sale of these properties;
•	In the third quarter, the Company paid down its unsecured revolving credit facility by $32.0 million from cash on hand;
•	Distributions to common shareholders and operating partnership unit holders of $27.2 million; and
•	Distributions to preferred shareholders of $6.3 million.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales and impairment of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for 2014 costs associated with the merger with Inland Diversified, accelerated amortization of deferred financing fees in 2013, and a non-cash gain on debt extinguishment in 2013.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of adjusted FFO provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO should not be considered as an alternative to consolidated net income (loss) (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs.

Our calculation of FFO (and reconciliation to consolidated net income or loss, as applicable) and adjusted FFO for the three and nine months ended September 30, 2014 and 2013 (unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Consolidated (loss) net income	$(13,980)	$1,241	$(12,704)	$(3,956)
Less dividends on preferred shares	(2,114)	(2,114)	(6,342)	(6,342)
Less net income attributable to noncontrolling interests in properties	(679)	(28)	(757)	(90)
Less gain on sale of operating properties	(2,749)	(487)	(9,534)	(486)
Add impairment charge	—	—	—	5,371
Add depreciation and amortization of consolidated entities, net of noncontrolling interests	44,208	15,380	81,160	41,019
Funds From Operations allocable to the Company1	24,686	13,992	51,823	35,516
Less Limited Partners' interest in Funds From Operations	(354)	(943)	(1,658)	(2,526)
Funds From Operations allocable to the Company1	$24,332	$13,049	$50,165	$32,990

Funds From Operations of the Operating Partnership1	$24,686	$13,992	$51,823	$35,516
Add Write-off of loan fees on early repayment of debt	—	317	—	489
Add Merger related costs	19,089	—	26,849	—
Less Gain on debt extinguishment	—	(1,242)	—	(1,242)
From Operations of the Kite Portfolio as adjusted 1	$43,775	$13,067	$78,672	$34,763

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

Earnings before Interest, Tax, Depreciation, and Amortization

We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense, income tax expense of taxable REIT subsidiary, gains (losses) on sales of operating properties, other expenses. For informational purposes, we have also provided Adjusted EBITDA, which we define as EBITDA less (i) minority interest EBITDA and (ii) merger costs.  Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four.  EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA, as calculated by us, are not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP, and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

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

Three Months Ended September 30, 2014

Consolidated net loss	$(13,980)
Adjustments to net income
Depreciation and amortization	44,383
Interest expense	15,386
Merger and acquisition costs	19,088
Income tax expense of taxable REIT subsidiary	14
Gain on sale of operating properties	(2,749)
Other expense	13
Earnings Before Interest, Taxes, Depreciation and Amortization	62,155
—minority interest EBITDA	(679)
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization	61,476

Annualized Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (1)	$245,904

Ratio of Company share of net debt:
Mortgage and other indebtedness	1,556,496
Indebtedness of assets held for sale	144,316
Less: Partner share of consolidated joint venture debt	(24,122)
Less: Cash	(31,213)
Less: Debt Premium	(31,700)

Company Share of Net Debt	1,613,777

Ratio of Net Debt to Annualized Adjusted EBITDA	6.56	x

____________________
1	Represents Adjusted EBITDA for the three months ended September 30, 2014 (as shown in the table above) multiplied by four.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that in our opinion have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.  We do, however, have certain obligations related to some of the projects in our operating and development properties.

Contractual Obligations

Except with respect to our debt maturities as discussed on page 31, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.7 billion of outstanding consolidated indebtedness as of September 30, 2014 (inclusive of net premiums on acquired debt of $31.7 million). As of this date, we were party to various consolidated interest rate hedge agreements totaling $456.3 million, with maturities over various terms from 2014 through 2020.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been $1.4 billion (83%) and $285.0 million (17%), respectively, of our total consolidated indebtedness at September 30, 2014.

We have $38.8 million of fixed rate debt maturing within the next twelve months.  A 100 basis point increase in market interest rates would not materially impact the annual cash flows associated with these loans.  A 100 basis point change in interest rates on our unhedged variable rate debt as of September 30, 2014 would change our annual cash flow by $2.9 million.  Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is party to various legal proceedings, which arise in the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Articles Supplementary designating Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporate by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

3.3	Articles Supplementary establishing additional shares of Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporated by reference to Exhibit 3.1 to Kite Realty Group Trust’s registration statement of Form 8-A filed on December 7, 2010

3.4	Articles of Amendment to Kite Realty Group Trust Articles of Amendment and Restatement of Declaration of Trust, dated June 26, 2014	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on June 27, 2014

3.5	Articles of Amendment to Kite Realty Group Trust Articles of Amendment and Restatement of Declaration of Trust, dated August 11, 2014	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 12, 2014

3.6	First Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2012

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1	Fourth Amended and Restated Credit Agreement, dated as of July 1, 2014, by and among the Operating Partnership, KeyBank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent with respect to the Revolving Facility, Wells Fargo Bank, National Association, as Syndication Agent with respect to the Term Loan, Wells Fargo Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents with respect to the Revolving Facility, JPMorgan Chase Bank, N.A., Bank of America, N.A. and U.S. Bank National Association, as Co-Documentation Agents with respect to the Term Loan, KeyBanc Capital Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers with respect to the Revolving Facility, KeyBanc Capital Markets Inc. and Wells Fargo Securities, LLC, as Co-Lead Arrangers with respect to the Term Loan, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 8, 2014

10.2	Third Amended and Restated Guaranty, dated as of July 1, 2014, by KRG Magellan, LLC and certain subsidiaries of the Operating Partnership party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 8, 2014

10.3	Springing Guaranty, dated as of July 1, 2014, by the Company	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 8, 2014

10.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.5	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and John A. Kite	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.6	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Thomas K. McGowan	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.7	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Daniel R. Sink	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.8	Executive Employment Agreement, dated as of August 6, 2014, by and between the Company and Scott E. Murray	Filed herewith

10.9	Form of 2014 Outperformance LTIP Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.10	Purchase and Sale Agreement, dated September 16, 2014, by and among Inland Real Estate Income Trust, Inc. and the subsidiaries of Kite Realty Group Trust party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 22, 2014

10.11	Schedule of Non-Employee Trustee Fees and Other Compensation	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

November 10, 2014	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 10, 2014	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

3.2	Articles Supplementary designating Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporate by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

3.3	Articles Supplementary establishing additional shares of Kite Realty Group Trust’s 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share	Incorporated by reference to Exhibit 3.1 to Kite Realty Group Trust’s registration statement of Form 8-A filed on December 7, 2010

3.4	Articles of Amendment to Kite Realty Group Trust Articles of Amendment and Restatement of Declaration of Trust, dated June 26, 2014	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on June 27, 2014

3.5	Articles of Amendment to Kite Realty Group Trust Articles of Amendment and Restatement of Declaration of Trust, dated August 11, 2014	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 12, 2014

3.6	First Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2012

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1	Fourth Amended and Restated Credit Agreement, dated as of July 1, 2014, by and among the Operating Partnership, KeyBank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent with respect to the Revolving Facility, Wells Fargo Bank, National Association, as Syndication Agent with respect to the Term Loan, Wells Fargo Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents with respect to the Revolving Facility, JPMorgan Chase Bank, N.A., Bank of America, N.A. and U.S. Bank National Association, as Co-Documentation Agents with respect to the Term Loan, KeyBanc Capital Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers with respect to the Revolving Facility, KeyBanc Capital Markets Inc. and Wells Fargo Securities, LLC, as Co-Lead Arrangers with respect to the Term Loan, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 8, 2014

10.2	Third Amended and Restated Guaranty, dated as of July 1, 2014, by KRG Magellan, LLC and certain subsidiaries of the Operating Partnership party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 8, 2014

10.3	Springing Guaranty, dated as of July 1, 2014, by the Company	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 8, 2014

10.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.5	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and John A. Kite	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.6	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Thomas K. McGowan	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.7	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Daniel R. Sink	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.8	Executive Employment Agreement, dated as of August 6, 2014, by and between the Company and Scott E. Murray	Filed herewith

10.9	Form of 2014 Outperformance LTIP Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.10	Purchase and Sale Agreement, dated September 16, 2014, by and among Inland Real Estate Income Trust, Inc. and the subsidiaries of Kite Realty Group Trust party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 22, 2014

10.11	Schedule of Non-Employee Trustee Fees and Other Compensation	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith