Form 10-K
period 2014-12-31
KITE REALTY GROUP TRUST
filed 2015-02-27
CIK 1286043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer ☐	Smaller reporting company	☐
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐ No   ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $808 million based upon the closing price of $24.56 per share on the New York Stock Exchange on such date.

The number of Common Shares outstanding as of February 23, 2015 was 83,506,246 ($.01 par value).

Documents Incorporated by Reference

Portions of the definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 21, 2015, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

KITE REALTY GROUP TRUST
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2014

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by Kite Realty Group Trust (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•
national and local economic, business, real estate and other market conditions, particularly in light of low growth in the U.S. economy as well as uncertainty added to the economic forecast due to the sharp drop in oil and energy prices in late 2014;

•	financing risks, including the availability of and costs associated with sources of liquidity;

•	our ability to refinance, or extend the maturity dates of, our indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant bankruptcies;

•	the competitive environment in which we operate;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	our ability to maintain our status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property we own;

•	risks related to the geographical concentration of our properties in Florida, Indiana, and Texas;

•	insurance costs and coverage;

•	other factors affecting the real estate industry generally; and

•
other risks identified in this Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Unless the context suggests otherwise, references to “we,” “us,” “our” or the “Company” refer to Kite Realty Group Trust and our business and operations conducted through our directly or indirectly owned subsidiaries, including Kite Realty Group, L.P., our operating partnership (the “Operating Partnership”).

Overview

Kite Realty Group Trust is a full-service, vertically integrated real estate company engaged in the ownership and operation, acquisition, development, and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States.

The Company was formed in Maryland in 2004 as a REIT.  We conduct all of our business through our Operating Partnership, of which we are the sole general partner. As of December 31, 2014, we held a 98.1% interest in our Operating Partnership with limited partners owning the remaining 1.9%.

On July 1, 2014, we completed a merger with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”), in which Inland Diversified merged with and into a wholly-owned subsidiary of ours in a stock-for-stock exchange with a transaction value of approximately $2.1 billion, including the assumption of approximately $0.9 billion of debt.

As of December 31, 2014, we owned interests in 118 retail operating properties totaling approximately 23.9 million square feet of gross leasable area (including approximately 7.7 million square feet of non-owned anchor space) located in 26 states.  Our retail operating portfolio was 94.8% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 3.4% of our total annualized base rent. In the aggregate, our largest 25 tenants accounted for 34.9% of our annualized base rent.  See Item 2, “Properties” for a list of our top 25 tenants by annualized base rent.

We also owned interests in one office operating property and an associated parking garage, as well as the office components at Eddy Street Commons and Traditions Village, totaling approximately 0.4 million square feet of net rentable area. The leased percentage of our office operating properties was 93.3% as of December 31, 2014.

As of December 31, 2014, we also had an interest in four development projects under construction. Upon completion, these projects are anticipated to have approximately 0.9 million square feet of gross leasable area (including approximately 0.2 million square feet of non-owned anchor space).

In addition to our development projects, as of December 31, 2014, we had one redevelopment project under construction, which is expected to contain 0.2 million square feet of gross leasable area upon completion and two redevelopment projects pending commencement of construction, which are expected to contain 0.2 million square feet of total gross leasable area upon completion.

In addition, as of December 31, 2014, we owned interests in various land parcels totaling approximately 105 acres. These parcels are expected to be used for future expansion of existing properties, development of new retail or office properties or sold to third parties.

Significant 2014 Activities

Merger with Inland Diversified

We successfully completed on schedule the previously announced merger with Inland Diversified (“the Merger”) on July 1, 2014.  Under the terms of the Merger agreement, Inland Diversified shareholders received 1.707 newly issued common shares of the Company for each outstanding common share of Inland Diversified, resulting in a total issuance of approximately 201.1 million of our common shares with a value of approximately $1.2 billion based on the closing price of our common shares on the day preceding the Merger.  The terms were prior to the one for four reverse share split completed in August 2014.

The Merger enabled us to acquire a high-quality portfolio of retail properties comprised of 60 properties in 23 states.  The properties are located in a number of our existing markets and provided entrances into desirable new markets including Westchester, New York; Bayonne, New Jersey; Las Vegas, Nevada; Virginia Beach, Virginia; and Salt Lake City, Utah.

The Merger enabled us to accelerate and achieve many of our strategic goals including:

•	Improving our operating cash flow and funds available for distribution, enabling us to increase our dividend by 13% over the last twelve months;

•	Delevering the balance sheet significantly by reducing our ratio of net debt to EBITDA to approximately 6.5 times as of December 31, 2014;

•	Achieving investment grade credit ratings of Baa3 from Moody’s Investors Service and BBB- from Standard and Poor’s Ratings Services, both with a stable outlook;

•	Enhancing our capital flexibility by expanding our unencumbered property pool;

•	Growing adjusted funds from operations (AFFO) per share by 19% from the prior year; and

•	Utilizing our scalable operating platform and our existing tenant relationships to continue to drive leasing and asset management results.

Operating Activities

Along with completing the Merger, we also continued to drive strong operating results from our legacy portfolio and the properties acquired as part of the Merger including as follows:

•	Same Property Net Operating Income increased 4.7% for 2014 compared to 2013

•	We entered into new and renewal leases for approximately 1.1 million square feet of retail space in 2014

•	Our retail recovery ratio reached at an all-time high of 89.6% in the fourth quarter of 2014 due to enhanced expense control

•	Our portfolio annual base rent per square foot as of December 31, 2014, improved to $15.15, a 15% increase from the end of the prior year

Portfolio Recycling

On September 16, 2014, we entered into a Purchase and Sale Agreement with Inland Real Estate Income Trust, Inc. (“Inland Real Estate”), which provided for the sale of 15 of our operating properties (the “Portfolio”) to Inland Real Estate. The 15 operating properties were acquired in conjunction with the Merger.  The sale of the first tranche of eight properties closed in November and December 2014 and generated gross proceeds of $151 million and net proceeds of $75 million after assumption of mortgage debt.  The second tranche of seven properties, which is scheduled to close in March 2015, is expected to generate gross proceeds of $167 million and net proceeds of $103 million after assumption of mortgage indebtedness.

In addition, throughout the year, we sold an additional four properties for gross proceeds of $41 million and net proceeds of $32 million after retiring indebtedness secured by mortgages on the properties.

Development, Redevelopment, and Acquisition Activities

During 2014, we initiated and completed a number of development, redevelopment, and acquisition activities, including the following:

•
Parkside Town Commons near Raleigh, North Carolina – We substantially completed construction on Phase I of this 570,000 square foot development.  Phase I of this project is 90% leased and is anchored by Harris Teeter, Petco and a non-owned Target.  Phase II of this project is 68% leased.  Field & Stream and Golf Galaxy opened in September 2014 and will be joined by Frank Theatres in the first half of 2015.

•
Delray Marketplace in Delray Beach, Florida – We substantially completed construction on this 260,000 square foot development in the first quarter of 2014 and transitioned the project to the operating portfolio.  This center is anchored by Publix, Frank Theatres, Burt & Max’s Grille, Carl’s Patio, Charming Charlie, Chico’s, White House | Black Market, Ann Taylor Loft, and Jos. A. Bank.

•
Holly Springs Towne Center – Phase II near Raleigh, North Carolina – We commenced construction on Phase II of this 154,000 square foot development in the third quarter of 2014.  This phase will be anchored by Carmike Theatres, DSW and Bed Bath & Beyond.

•
Tamiami Crossing in Naples, Florida – We commenced site work on this 140,000 square foot development in the fourth quarter of 2014.  This center will be anchored by Stein Mart and a planned five additional junior anchors.

•
King’s Lake Square in Naples, Florida – We substantially completed construction on this redevelopment and transitioned this project to the operating portfolio in the second quarter of 2014.  This center is anchored by a newly rebuilt Publix Supermarkets which opened in April of 2014.

•
Bolton Plaza in Jacksonville, Florida – We substantially completed construction on this 156,000 square foot redevelopment project and transitioned this project to the operating portfolio in the third quarter of 2014.    The center is anchored by Academy Sports and Outdoors, LA Fitness, and Panera Bread.

•
Rampart Commons – In December 2014, we acquired this 81,300 square foot shopping center in the Summerlin area of Las Vegas, Nevada, for a purchase price of $32.3 million.  In connection with the acquisition, we assumed a $12.4 million fixed rate mortgage.  Anchor tenants for this center include Williams Sonoma, Pottery Barn, Ann Taylor, Chico’s, Francesca’s Collection, and Banana Republic.

Financing and Capital Raising Activities.

As discussed in more detail below in “Business Objectives and Strategies,” our primary business objectives are to generate increasing cash flow, achieve long-term growth and maximize shareholder value primarily through the operation, acquisition, development and redevelopment of well-located community and neighborhood shopping centers.  In 2014, we were able to significantly strengthen our balance sheet and improve our financial flexibility and liquidity to fund future growth.  The Merger significantly improved our liquidity and operating cash flows and lowered our leverage.  We ended the year with approximately $377 million of combined cash and borrowing capacity on our unsecured revolving credit facility.  In addition, our unencumbered assets could provide approximately $120 million of additional borrowing capacity under our amended facility if the expansion feature was exercised.  Significant activities included:

•
On July 1, 2014, in conjunction with the Merger, we amended the terms of our unsecured revolving credit facility (the “amended facility”) and increased the total borrowing capacity from $200 million to $500 million.  The amended terms also include an extension of the maturity date to July 1, 2018, which may be further extended at our option for up to two additional periods of six months, subject to certain conditions, and a reduction in the interest rate to LIBOR plus 140 to 200 basis points, depending on our leverage, from LIBOR plus 165 to 250 basis points.  The amended facility has a fee ranging from 15 to 25 basis points on unused borrowings.  We may increase our borrowings under the amended facility to $750 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the amended facility, to provide such increased amounts.

•
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

2014 Cash Distributions

In 2014, we declared total cash distributions of $1.02 per common share and $2.0625 per share of our 8.250% Series A Cumulative Redeemable Perpetual Preferred Share (“Series A Preferred Shares”).  On February 5, 2015, our Board of Trustees approved a quarterly common share distribution of $0.2725 per common share for the first quarter of 2015, which represents a 4.8% increase over our previous quarterly distribution.

Business Objectives and Strategies

Our primary business objectives are to increase the cash flow and build or realize capital appreciation of our properties, achieve sustainable long-term growth and maximize shareholder value primarily through the operation, acquisition, development, and redevelopment of well-located community and neighborhood shopping centers.  We invest in properties with well-located real estate and strong demographics and we use our effective leasing and management strategies to improve the long-term values and economic returns of our properties.  We believe that certain of our properties represent opportunities for future renovation and expansion.

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

•
Growth Strategy: Using debt and equity capital prudently to selectively acquire additional retail properties, redevelop or renovate our existing properties, and develop shopping centers on land parcels that we currently own or newly acquired land where we believe that investment returns would meet or exceed internal benchmarks; and

•
Financing and Capital Preservation Strategy: Maintaining a strong balance sheet with sufficient flexibility to fund our operating and investment activities.  Funding sources include the public equity and debt market, our existing revolving credit facility, new secured debt, internally generated funds, and proceeds from selling land and properties that no longer fit our strategy, and potential strategic joint ventures. We continuously monitor the capital markets and may consider raising additional capital when appropriate.

Operating Strategy. Our primary operating strategy is to maximize rental rates and occupancy levels by attracting and retaining a strong and diverse tenant base. Most of our properties are located in regional and neighborhood trade areas with attractive demographics, which allows us to maintain and, in many cases, increase occupancy and rental rates. We seek to implement our operating strategy by, among other things:

•	increasing rental rates upon the renewal of expiring leases or re-leasing space to new tenants while minimizing vacancy to the extent possible;

•	maximizing the occupancy of our operating portfolio;

•	minimizing tenant turnover;

•	maintaining leasing and property management strategies that maximize rent growth and cost recovery;

•	maintaining a diverse tenant mix in an effort to limit our exposure to the financial condition of any one tenant or any category of tenants;

•	maintaining the physical appearance, condition, and design of our properties and other improvements located on our properties to maximize our ability to attract customers;

•	actively managing costs to minimize overhead and operating costs;

•	maintaining strong tenant and retailer relationships in order to avoid rent interruptions and reduce marketing, leasing and tenant improvement costs that result from re-tenanting space; and

•	taking advantage of under-utilized land or existing square footage, reconfiguring properties for better use, or adding ancillary income areas to existing facilities.

We successfully executed our operating strategy in 2014 in a number of ways, including improving our same property net operating income by 4.7%, generating positive cash leasing spreads of 15.1% in 2014, and improving annual base rent per square foot by 15% over the prior year.  We have also been successful in maintaining a diverse retail tenant mix with no tenant accounting for more than 3.4% of our annualized base rent. See Item 2, “Properties” for a list of our top tenants by gross leasable area and annualized base rent.

Growth Strategy. Our growth strategy includes the selective deployment of resources to projects that are expected to generate investment returns that meet or exceed our internal benchmarks. We continue to implement our growth strategy in a number of ways, including:

•	selectively pursuing the acquisition of retail operating properties, portfolios and companies in markets with strong demographics;

•
continually evaluating our operating properties for redevelopment and renovation opportunities that we believe will make them more attractive for leasing to new tenants, right sizing anchor space while increasing rental rates, or re-leasing to existing tenants at increased rental rates; and

•
disposing of selected assets that no longer meet our long-term investment criteria and recycling the net proceeds into assets that provide maximum returns and rent growth potential in targeted markets.

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

In 2014, we were successful in completing and integrating the acquisition of 60 high-quality retail properties through the Merger that enabled us to expand our presence in our core markets.  In addition, we delivered three very strong development and redevelopment projects to the operating portfolio and we expect to deliver several more projects in 2015.

Financing and Capital Markets Strategy. We finance our acquisition, development, and redevelopment activities seeking to use the most advantageous sources of capital available to us at the time.  These sources may include the sale of common or preferred shares through public offerings or private placements, the reinvestment of proceeds from the disposition of assets, the incurrence of additional indebtedness through secured or unsecured borrowings, and entering into real estate joint ventures.

Our primary financing and capital preservation strategy is to maintain a strong balance sheet and enhance our flexibility to fund operating and investment activities in the most cost-effective way. We consider a number of factors when evaluating our level and type of indebtedness and when making decisions regarding additional borrowings.  Among these factors are the construction costs or purchase prices of properties to be developed or acquired, the estimated market value of our properties and the Company as a whole upon consummation of the financing, and the ability of particular properties to generate cash flow to cover expected debt service.

Our efforts to strengthen our balance sheet are important.  We achieved an investment grade credit rating in 2014.  We expect that will enable us to opportunistically access the unsecured bond market at some point, and otherwise will allow us to lower our cost of capital and provide greater flexibility in managing the acquisition and disposition of assets in our operating portfolio.

We intend to continue implementing our financing and capital strategies in a number of ways, including:

•
prudently managing our balance sheet, including maintaining sufficient capacity under our unsecured revolving credit facility so that we have additional capacity available to fund our development and redevelopment projects and pay down maturing debt if refinancing that debt is not feasible;

•	raising additional capital through the issuance of common shares, preferred shares or other securities;

•	extending the maturity dates of and/or refinancing of our near-term mortgage, construction and other indebtedness;

•	expanding our unencumbered asset pool;

•	entering into construction loans prior to commencement of vertical construction to fund our larger developments and redevelopments;

•
managing our exposure to interest rate increases on our variable-rate debt through the use of fixed rate hedging transactions, issuing unsecured bonds in the public markets,  and securing property specific long-term nonrecourse financing; and

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

Offices

Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

As of December 31, 2014, we had 141 full-time employees. The majority of these employees were based at our Indianapolis, Indiana headquarters.

Segment Reporting

Our primary business is the ownership and operation of neighborhood and community shopping centers. We do not distinguish or group our operations on a geographical basis, or any other basis, when measuring performance. Accordingly, we aggregate all of our properties into a single reporting segment for disclosure purposes in accordance with GAAP.

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

RISKS RELATED TO OUR OPERATIONS

Because of our geographical concentration in Florida, Indiana and Texas, a prolonged economic downturn in these states could materially and adversely affect our financial condition and results of operations.

The United States economy is recovering from the recent recession in an uneven fashion.  Similarly, the specific markets in which we operate may face challenging economic conditions that could persist into the future.  In particular, as of December 31, 2014, 26% of our owned square footage and 25% of our total annualized base rent was located in Florida, 16% of our owned square footage and 15% of our total annualized base rent was located in Indiana, and 12% of our owned square footage and 11% of our total annualized base rent was located in Texas.  This level of concentration could expose us to greater economic risks than if we owned properties in numerous geographic regions. Many states continue to deal with state fiscal budget shortfalls and high unemployment rates. Adverse economic or real estate trends in Florida, Indiana, Texas, or the surrounding regions, or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms, or at all, and have other material adverse effects on our business.

Disruptions in the credit markets generally, or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing at favorable rates or at all.  These disruptions could impact the overall amount of debt financing available, lower loan to value ratios, cause a tightening of lender underwriting standards and terms and higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. For example, as of December 31, 2014, we had approximately $113 million and $251 million of debt maturing in 2015 and 2016, respectively. If we are not successful in refinancing our outstanding debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations.

If economic conditions deteriorate in any of our markets, we may be forced to seek alternative sources of potentially less attractive financing, and have to adjust our business plan accordingly. In addition, we may be unable to obtain permanent financing on development projects we temporarily financed with construction loans.  Our inability to obtain such permanent financing on favorable terms, if at all, could delay the completion of our development projects and/or cause us to incur additional capital costs in connection with completing such projects, either of which could have a material adverse effect on our business and our ability to execute our business strategy. These events also may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of our common shares and other adverse effects on our business.

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

Our real estate assets may be subject to impairment charges, which may negatively affect our net income.

Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We evaluate whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated hold periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to our financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. If such indicators, as described above, are not identified, management will not assess the recoverability of a property's carrying value.

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

The termination of any leases by any non-owned anchor tenant or major tenant with leases in multiple locations, because of a deterioration of its financial condition or otherwise, could have a material adverse effect on our results of operations.

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  In the event of a prolonged or severe economic downturn, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. Lease terminations or failure of a major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers because of contractual co-tenancy termination or rent reduction rights under the terms of some leases.  In that event, we may be unable to re-lease the vacated space at attractive rents or at all.  Additionally, in the event our tenants are involved in mergers with or acquisitions by third parties, such tenants may choose to terminate their leases, vacate the leased premises or not renew their leases if they consolidate, downsize or relocate their operations as a result of the transaction. For example, our tenant Office Depot recently announced its agreement to merge with Staples. In connection with the merger, Office Depot and Staples may choose to close or relocate a number of their stores, which may be stores at premises they lease from us.  In that event, we may experience periods where multiple locations are not leased as we seek new tenants, which would negatively affect our net rental revenues in the near term.  The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could have a material adverse effect on our results of operations. As of December 31, 2014, the five largest tenants in our operating portfolio in terms of annualized base rent were Publix, PetSmart, TJX Companies, Dick’s Sporting Goods, and Office Depot/Office Max,  representing 3.4%, 2.5%, 2.3%, 2.2%, and 2.1%, respectively, of our total annualized base rent.

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

We had $1.6 billion of consolidated indebtedness outstanding as of December 31, 2014, which may have a material adverse effect on our financial condition and results of operations and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest may materially adversely affect our operating performance. We had $1.6 billion of consolidated outstanding indebtedness as of December 31, 2014, of which $112.7 million is scheduled to mature in 2015, and $251.4 million is scheduled to mature in 2016.  At December 31, 2014, $715.2 million of our debt bore interest at variable rates ($341.9 million when reduced by our $373.3 million of fixed interest rate swaps). Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it could materially adversely affect our results of operations. For example, if market rates of interest on our variable rate debt outstanding, net of cash flow hedges, as of December 31, 2014 increased by 1%, the increase in interest expense on our unhedged variable rate debt would decrease future cash flows by $3.4 million annually.

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

Our unsecured revolving credit facility and various other debt agreements contain certain Events of Default which include, but are not limited to, failure to make principal or interest payments when due, failure to perform or observe any term in the agreement, covenant or condition contained in the agreements, failure to maintain certain financial and operating ratios and other criteria, misrepresentations and bankruptcy proceedings.  In the event of a default under any of these agreements, the lender would have various rights including, but not limited to, the ability to require the acceleration of the payment of all principal and interest due and/or to terminate the agreements, and to foreclose on the properties.  The declaration of a default and/or the acceleration of the amount due under any such credit agreement could have a material adverse effect on our business, limit our ability to make distributions to our shareholders, prevent us from obtaining additional funds needed to address cash shortfalls or pursue growth opportunities.

Certain of our fixed-rate and variable-rate loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans.  Our unsecured revolving credit facility agreement contains a similar provision providing that an “Event of Default” under our Term Loan will constitute an “Event of Default” under our unsecured revolving credit facility agreement.  These provisions could allow the lending institutions to accelerate the amount due under the loans.  If payment is accelerated, our assets may not be sufficient to repay such debt in full and, as a result, such an event may have a material adverse effect on our cash flow, financial condition and results of operations.  We were in compliance with all applicable covenants under the unsecured revolving credit facility and Term Loan as of December 31, 2014, although there can be no assurance that we will continue to remain in compliance.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

A significant amount of our indebtedness is secured by our real estate assets. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in the loss of our investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our shareholders and our earnings will be limited.  In addition, as a result of cross-collateralization or cross-default provisions contained in certain of our mortgage loans, a default under one mortgage loan could result in a default on other indebtedness and cause us to lose other better performing properties, which could materially and adversely affect our financial condition and results of operations.

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

In addition, other events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include but are not limited to:

•
adverse changes in the national, regional and local economic climate, particularly in: Florida, where 26% of our owned square footage and 25% of our total annualized base rent is located; Indiana, where 16% of our owned square footage and 15% of our total annualized base rent is located; and Texas, where 12% of our owned square footage and 11% of our total annualized base rent is located;

•	tenant bankruptcies;

•	local oversupply of rental space, increased competition or reduction in demand for rentable space;

•	inability to collect rent from tenants, or having to provide significant rent concessions to tenants;

•	vacancies or our inability to rent space on favorable terms;

•	changes in market rental rates;

•	inability to finance property development, tenant improvements and acquisitions on favorable terms;

•	increased operating costs, including costs incurred for maintenance, insurance premiums, utilities and real estate taxes;

•	the need to periodically fund the costs to repair, renovate and re-lease space;

•	decreased attractiveness of our properties to tenants;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses (such as snow removal costs);

•	costs of complying with changes in governmental regulations, including those governing health, safety, usage, zoning, the environment and taxes;

•	civil unrest, acts of terrorism, earthquakes, hurricanes and other national disasters or acts of God that may result in underinsured or uninsured losses;

•	the relative illiquidity of real estate investments;

•	changing demographics; and

•	changing customer traffic patterns.

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

    As of December 31, 2014, we owned 14 of our operating properties through consolidated joint ventures and one through an unconsolidated joint venture. As of December 31, 2014, the 14 properties represented 17.5% of the annualized base rent of the portfolio. In addition, we currently own land held for development through one joint venture.  Our joint ventures may involve risks not present with respect to our wholly owned properties, including the following:

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

We compete with numerous developers, owners and operators of retail shopping centers for tenants. These competitors include institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same markets in which our properties are located, but which have greater capital resources. As of December 31, 2014, leases representing 6.7% of our owned gross leasable area (GLA) were scheduled to expire in 2015.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may be unable to lease on satisfactory terms to potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our leases with them expire. We also may be required to offer more substantial rent abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements than we have historically.  As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be materially adversely affected. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any capital improvements we undertake may reduce cash available for distributions to shareholders.

Our future developments and acquisitions may not yield the returns we expect or may result in dilution in shareholder value.

We have five development and redevelopment projects under construction and two development and redevelopment projects pending commencement of construction. New development projects and property acquisitions are subject to a number of risks, including, but not limited to:

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

•	difficulty obtaining financing on acceptable terms or paying operating expenses and debt service costs associated with redevelopment properties prior to sufficient occupancy;

•	the failure to meet anticipated occupancy or rent levels within the projected time frame, if at all;

•	inability to operate successfully in new markets where new properties are located;

•	inability to successfully integrate new properties into existing operations;

•	exposure to fluctuations in the general economy due to the significant time lag between commencement and completion of redevelopment projects;

•	failure to receive required zoning, occupancy, land use and other governmental permits and authorizations and changes in applicable zoning and land use laws; and

•	the consent of third parties such as tenants, mortgage lenders and joint venture partners may be required, and those consents may be difficult to obtain or could be withheld.

In addition, if a project is delayed or if we are unable to lease designated space to anchor tenants, certain tenants may have the right to terminate their leases. If any of these situations occur, development costs for a project may increase, which may result in reduced returns, or even losses, from such investments. In deciding whether to acquire or develop a particular property, we make certain assumptions regarding the expected future performance of that property. If these new properties do not perform as expected, our financial performance may be materially and adversely affected or an impairment charge could occur. In addition, the issuance of equity securities as consideration for any acquisitions could be dilutive to our shareholders.

We may not be successful in pursuing suitable acquisitions, for which we face significant competition, or identifying development and redevelopment projects that meet our investment criteria, which may impede our growth.

Part of our business strategy is expansion through acquisitions and development and redevelopment projects, which requires us to identify suitable development or acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist. However, we may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including from other REITs and institutional investment funds. Even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price. Additionally, we may not be successful in identifying suitable real estate properties or other assets that meet our development or redevelopment criteria, or we may fail to complete developments, redevelopments, acquisitions or investments on satisfactory terms. Failure to identify or complete developments, redevelopments or acquisitions could slow our growth, which could in turn materially adversely affect our operations.

Development and redevelopment activities may be delayed or otherwise may not perform as expected and, in the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss.

We currently have four development projects under construction, one redevelopment project under construction, and two redevelopment projects pending commencement of construction. We expect to redevelop certain of our other properties in the future. In connection with any development or redevelopment of our properties, we will bear certain risks, including the risk of construction delays or cost overruns that may increase project costs and make a project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, various tenants may have the right to withdraw from a property if a development and/or redevelopment project is not completed on time. In the case of a redevelopment project, consents may be required from various tenants in order to redevelop a center. In the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss or an impairment charge could occur.

We may not be able to sell properties when appropriate and could, under certain circumstances, be required to pay certain tax indemnities related to the properties we sell.

Real estate property investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future.  In addition, in connection with our formation at the time of our initial public offering (“IPO”), we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners of our Operating Partnership. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, we will indemnify the contributors of those properties for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment). The six properties to which our tax indemnity obligations relate represented 6.8% of our annualized base rent in the aggregate as of December 31, 2014. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Portofino Shopping Center, Thirty South and Market Street Village. We also agreed to limit the aggregate gain certain limited partners of our Operating Partnership would recognize, with respect to certain other contributed properties through December 31, 2016, to not more than $48 million in total, with certain annual limits, unless we reimburse them for the taxes attributable to the excess gain (and any taxes imposed on the reimbursement payments), and take certain other steps to help them avoid incurring taxes that were deferred in connection with the formation transactions.

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

Uninsured losses or losses in excess of insurance coverage could materially and adversely affect our cash flow, financial condition and results of operations.

We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God, and, in some cases, flooding. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover all losses.  In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property, on the premises, due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. However, tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies.  If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

We could incur significant costs related to environmental matters.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership, operation and management of real properties, we are potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.  We may also be liable to third parties for damage and injuries resulting from environmental contamination emanating from the real estate.  Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination.  Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property.

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

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that adversely affect our cash flows.

Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants and the incurrence of additional costs associated with bringing the properties into compliance. Although we believe the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. While the tenants to whom our properties are leased are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate the properties subject to, those requirements. The resulting expenditures and restrictions could have a material adverse effect on our ability to meet our financial obligations.

Inflation may adversely affect our financial condition and results of operations.

Most of our leases contain provisions requiring the tenant to pay a share of operating expenses, including common area maintenance, real estate taxes and insurance.  However, increased inflation could have a more pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time.  It may also limit our ability to recover all of our operating expenses. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable.  In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses.

We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.

We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and penetration testing; however, there is no guarantee such efforts will be successful in preventing a cyber-attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and affect our business operations, which may negatively affect our results of operations.

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

(3)   Our declaration of trust and bylaws contain other possible anti-takeover provisions. Our declaration of trust and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change in control of our company or the removal of existing management and, as a result, could prevent our shareholders from being paid a premium for their common shares over the then-prevailing market prices. These provisions include advance notice requirements for shareholder proposals and our Board of Trustees’ power to reclassify shares and issue additional common shares or preferred shares and the absence of cumulative voting rights.  Furthermore, our Board of Trustees has the sole power to amend our bylaws and may amend our bylaws in a way that may have the effect of delaying, deferring or preventing a change in control of our company or the removal of existing management or may otherwise be detrimental to your interests.

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

A substantial number of common shares eligible for future issuance or sale could cause our common share price to decline significantly and may be dilutive to current shareholders.

Our declaration of trust authorizes our Board of Trustees to, among other things, issue additional common shares without shareholder approval. The issuance of substantial numbers of our common shares in the public market or the perception that such issuances might occur, could adversely affect the per share trading price of our common shares. In addition, any such issuance could dilute our existing shareholders' interests in our company. Furthermore, if our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2014, we had outstanding 83,490,663 common shares, and substantially all of these shares are freely tradable.  In addition, 1,639,443 units of our Operating Partnership were owned by our executive officers and other individuals as of December 31, 2014, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC to register common shares issued (or issuable upon redemption of units in our Operating Partnership) in our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

Our future success depends, to a significant extent, upon the continued services of our existing executive officers.  Our executive officers’ experience in real estate acquisition, development and finance are critical elements of our future success. We have employment agreements with each of our executive officers.  The term of each employment agreement is for three years from July 1, 2014, with automatic one-year renewals each July 1st thereafter unless either we or the officer elects not to renew them.  If one or more of our key executives were to die, become disabled or otherwise leave the company's employ, we may not be able to replace this person with an executive officer of equal skill, ability, and industry expertise within a reasonable timeframe. Until suitable replacements could be identified and hired, our operations and financial condition could be impaired.

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

Our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our management and, in certain cases, approved by our Board of Trustees. These policies may be amended or revised from time to time at the discretion of our Board of Trustees without a vote of our shareholders. This means that our shareholders will have limited control over changes in our policies. Such changes in our policies intended to improve, expand or diversify our business may not have the anticipated effects and consequently may adversely affect our business and prospects, results of operations and share price.

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

The cash available for distribution to shareholders may not be sufficient to pay distributions at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.

If cash available for distribution generated by our assets decreases in future periods from expected levels, our inability to make expected distributions could result in a decrease in the market price of our common shares.  All distributions will be made at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our Board of Trustees may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

Future offerings of debt securities, which would be senior to our common and preferred shares, may adversely affect the market prices of our common and preferred shares.

In the future, we may attempt to increase our capital resources by making offerings of debt securities, including unsecured notes, medium term notes, senior or subordinated notes. Debt securities will generally be entitled to receive interest payments, both current and in connection with any liquidation or sale, prior to the holders of our common shares are entitled to receive distributions. Future offerings of debt securities, or the perception that such offerings may occur, may reduce the market prices of our common and preferred shares and/or the distributions that we pay with respect to our common shares. Because we may generally issue any such debt securities in the future without obtaining the consent of our shareholders, our shareholders will bear the risk of our future offerings reducing the market prices of our common and preferred shares.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common shares, our share price and trading volume could decline.

The trading market for our shares is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrades our common shares or publishes inaccurate or unfavorable research about our business, our share price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common share price or trading volume to decline and our shares to be less liquid. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire additional properties or other businesses by using our shares as consideration, which in turn could materially adversely affect our business. In addition, the stock market in general, and the NYSE and REITs in particular, have recently experienced extreme price and volume fluctuations. These broad market and industry factors may decrease the market price of our shares, regardless of our actual operating performance. For these reasons, among others, the market price of our shares may decline substantially and quickly.

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

If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. Since we were the successor to Inland Diversified for federal income tax purposes as a result of the Merger, the rule against re-electing REIT status following a loss of such status also would apply to us if Inland Diversified failed to qualify as a REIT in any of its 2011 through 2014 tax years.  Although Inland Diversified believed that it was organized and operated in conformity with the requirements for qualification and taxation as a REIT for each of its taxable years prior to the Merger with us, Inland Diversified did not request a ruling from the IRS that it qualified as a REIT and thus no assurance can be given that it qualified as a REIT.

If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. If we fail to qualify as a REIT, such failure would cause an event of default under our unsecured revolving credit facility and may adversely affect our ability to raise capital and to service our debt.  This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.  If Inland Diversified failed to qualify as a REIT for a taxable year before the Merger or that includes the Merger and no relief is available, in connection with the Merger we would succeed to any earnings and profits accumulated by Inland Diversified for taxable periods that it did not qualify as a REIT, and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including significant interest payments to the IRS) to eliminate such earnings and profits.

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

If Inland Diversified failed to qualify as a REIT for a taxable year before the Merger or that includes the Merger and no relief is available, as a result of the Merger (a) we would inherit any corporate income tax liabilities of Inland Diversified for Inland Diversified’s open tax years (generally three years or Inland Diversified’s 2011 through 2014 tax years but possibly extending back six years or Inland Diversified’s initial 2009 tax year through its 2014 tax year), including penalties and interest, and (b) we would be subject to tax on the built-in gain on each asset of Inland Diversified existing at the time of the Merger if we were to dispose of the Inland Diversified asset within ten years following the Merger (i.e. before  July 1, 2024).

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

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the taxable REIT subsidiary.

Complying with the REIT requirements may cause us to forgo and/or liquidate otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our shareholders and the ownership of our shares. To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forgo investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could reduce our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our investment performance.

Dividends paid by REITs generally do not qualify for reduced tax rates.

The maximum rate applicable to “qualified dividend income” paid by regular “C” corporations to U.S. shareholders that are individuals, trusts and estates generally is 20%.  Dividends payable by REITs, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT’s dividends are attributable to dividends received by a REIT from taxable corporations (such as a REIT’s taxable REIT subsidiaries), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gains dividends.” Although the reduced rates applicable to dividend income from regular “C” corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of regular “C” corporations that pay dividends, which could adversely affect the value of our common shares.

If the Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership is organized and operated in a manner so as to be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. As a partnership, our Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of our Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge our Operating Partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Retail Operating Properties

As of December 31, 2014, we owned interests in a portfolio of 118 retail operating properties totaling 23.9 million square feet of total Gross Leasable Area (“GLA”) (including non-owned anchor space of 7,702,685 square feet).  The following tables set forth more specific information with respect to the Company’s retail operating properties as of December 31, 2014:

		Year	Owned GLA2			Leased					Major
Property1	MSA	Built/ Renovated	Total	Anchors	Shops	Total	Anchors	Shops	ABR per SqFt	Major Owned Tenants	Non-owned Tenants
Alabama
Clay Marketplace	Birmingham	1966/2003	66,165	44,840	21,325	93.1%	100.0%	78.7%	$12.50	Publix
Eastside Junction**	Athens	2008	79,700	45,600	34,100	91.0%	100.0%	79.0%	12.02	Publix
Prattville Town Center**	Prattville	2007	168,842	112,042	56,800	98.9%	100.0%	96.8%	14.61	Books A Million, Office Depot, PetSmart, Ross Dress for Less, TJ Maxx	Target, Home Depot
Trussville Promenade	Birmingham	1999	446,484	354,010	92,474	95.7%	100.0%	79.4%	9.26	Wal-Mart, Regal Cinemas, Marshalls, Big Lots, PetSmart, Dollar Tree	Kohl's, Sam's Club
Arizona
The Corner	Tucson	2008	79,902	55,883	24,019	100.0%	100.0%	100.0%	28.05	Nordstrom Rack, Total Wine & More	Home Depot
Arkansas
Fairgrounds Crossing**	Hot Springs	2011	151,927	126,613	25,314	98.7%	100.0%	91.9%	12.85	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Michaels, PetSmart	Sam’s Club
Connecticut
Crossing at Killingly Commons	Worcester MA-CT	2010	208,929	148,250	60,679	97.0%	100.0%	89.5%	16.00	Bed Bath & Beyond, Lowe's Home Improvement, Michaels, Petco, Staples, Stop & Shop Supermarket, TJ Maxx	Target
Florida
12th Street Plaza	Vero Beach	1978/2003	138,268	121,376	16,892	99.0%	100.0%	91.7%	9.82	Publix, Stein Mart, Tuesday Morning, Sunshine Furniture, Planet Fitness
Bayport Commons	Tampa	2008	97,193	71,540	25,653	91.6%	100.0%	68.1%	16.08	Gander Mountain, PetSmart, Michaels	Target
Bolton Plaza	Jacksonville	1986/2014	155,705	114,195	41,510	87.5%	100.0%	53.0%	9.12	LA Fitness, Academy Sports
Burnt Store Promenade	Punta Gorda	1989	94,223	42,112	52,111	74.9%	100.0%	54.6%	9.04	Publix	Home Depot
Centre Point Commons	Bradenton	2007	119,275	93,574	25,701	100.0%	100.0%	100.0%	16.88	Best Buy, Dick's Sporting Goods, Office Depot	Lowe’s Home Improvement
Cobblestone Plaza	Ft Lauderdale	2011	133,213	68,169	65,044	99.2%	100.0%	98.3%	25.79	Whole Foods, Party City, All Pets Emporium
Colonial Square	Fort Myers	2010	182,354	146,283	36,071	92.2%	100.0%	60.6%	15.06	Around the Clock Fitness, Dollar Tree, Hobby Lobby, PetSmart, Sports Authority	Kohl’s
Cove Center	Stuart	1984/2008	155,053	130,915	24,138	96.2%	100.0%	75.5%	9.12	Publix, Bealls, Ace Hardware
Delray Marketplace	Delray	2013	260,255	118,136	142,119	90.4%	100.0%	82.4%	24.08	Frank Theatres, Publix, Jos. A. Bank, Carl’s Patio, Chico’s, Charming Charlie, Ann Taylor
Estero Town Commons	Naples	2006	2006	-	25,631	46.8%	0.0%	46.8%	18.67	Lowe's Home Improvement
Hunter's Creek Promenade	Orlando	1994	119,729	55,999	63,730	98.4%	100.0%	97.0%	13.35	Publix
Indian River Square	Vero Beach	1997/2004	142,706	109,000	33,706	95.9%	100.0%	82.8%	10.88	Bealls, Office Depot, Dollar Tree	Target
International Speedway Square	Daytona	1999/2013	233,495	203,457	30,038	99.5%	100.0%	96.0%	10.97	Bed Bath & Beyond, Stein Mart, Old Navy, Staples, Michaels, Dick’s Sporting Goods, Total Wine & More, Shoe Carnival
King's Lake Square	Naples	1986/2014	87,073	55,610	31,463	88.8%	100.0%	69.1%	17.34	Publix, Royal Fitness
Lake City Commons	Lake City	2008	66,510	45,600	20,910	90.7%	100.0%	70.4%	13.60	Publix
Lake City Commons - Phase II	Lake City	2011	16,291	12,131	4,160	100.0%	100.0%	100.0%	14.86	PetSmart
Lake Mary Plaza	Orlando	2009	21,370	14,880	6,490	91.4%	100.0%	71.6%	37.82	Walgreens
Lakewood Promenade	Jacksonville	1948/1998	196,820	77,840	118,980	86.3%	100.0%	77.3%	11.43	Stein Mart, Winn Dixie
Lithia Crossing	Tampa	2003/2013	90,499	53,547	36,952	91.2%	100.0%	78.6%	14.14	Stein Mart, The Fresh Market
Miramar Square	Fort Lauderdale	2008	238,334	137,505	100,829	84.9%	85.5%	84.2%	18.30	Kohl's, Miami Children's Hospital, Dollar General
Northdale Promenade	Tampa	1985/2002	175,925	118,269	57,656	93.6%	100.0%	80.5%	11.51	TJ Maxx, Bealls, Crunch Fitness	Winn Dixie
Palm Coast Landing	Palm Coast	2010	168,297	106,292	62,005	94.3%	94.9%	93.5%	18.20	Michaels, PetSmart, Ross Dress for Less, TJ Maxx, Ulta Salon	Target
Pine Ridge Crossing	Naples	1993	105,867	66,351	39,516	98.0%	100.0%	94.5%	16.30	Publix, Party City	Bealls, Target

Retail Operating Properties (continued)

		Year	Owned GLA2			Leased					Major
Property1	MSA	Built/ Renovated	Total	Anchors	Shops	Total	Anchors	Shops	ABR per Sq. ft.	Major Owned Tenants	Non-owned Tenants
Pleasant Hill Commons	Orlando	2008	70,642	45,600	25,042	95.2%	100.0%	86.4%	$14.22	Publix
Publix at St. Cloud	St. Cloud	2003	78,820	54,379	24,441	92.7%	100.0%	76.5%	12.42	Publix
Riverchase Plaza	Naples	1991/2001	78,291	48,890	29,401	98.5%	100.0%	95.9%	15.29	Publix
Saxon Crossing	Orange City	2009	119,894	95,304	24,590	100.0%	100.0%	100.0%	14.71	Hobby Lobby, LA Fitness	Lowe's Home Improvement
Shops at Eagle Creek	Naples	1983/2013	70,755	50,187	20,568	91.4%	100.0%	70.4%	14.99	Staples, The Fresh Market	Lowe's Home Improvement
Shops of Eastwood	Orlando	1997	69,037	51,512	17,525	98.1%	100.0%	92.6%	12.74	Publix
Shops at Julington Creek	Jacksonville	2011	40,207	21,038	19,169	96.4%	100.0%	92.5%	18.27	The Fresh Market
Tarpon Bay Plaza	Naples	2007	82,547	60,151	22,396	90.8%	100.0%	66.1%	21.60	World Market, Staples	Target
Temple Terrace	Temple Terrace	2012	90,377	58,798	31,579	100.0%	100.0%	100.0%	10.41	Sweetbay, United Parcel Service
The Landings at Tradition	Port St Lucie	2007	359,758	272,944	86,814	90.4%	100.0%	60.1%	15.19	Babies “R” Us, Bed Bath & Beyond, LA Fitness, Michaels, Office Max, Old Navy, PetSmart, Pier 1, Sports Authority, TJ Maxx, Ulta Salon	Target
Tradition Village Square	Port St Lucie	2006	93,210	45,600	47,610	85.9%	100.0%	72.3%	16.08	Publix
Village Walk	Fort Myers	2009	78,533	54,340	24,193	90.0%	100.0%	67.5%	15.88	Publix
Waterford Lakes Village	Orlando	1997	77,948	51,703	26,245	96.7%	100.0%	90.1%	12.39	Winn-Dixie
Georgia
Beechwood Promenade	Athens	1961/2009	342,217	247,011	95,206	94.2%	100.0%	79.0%	11.42	TJ Maxx, Georgia Theatre, CVS, BodyPlex, Stein Mart, Tuesday Morning, The Fresh Market, Jos A. Bank, Ann Taylor, Talbots, USPS, Buffalos
Mullins Crossing	Evans	2005	251,712	205,716	45,996	100.0%	100.0%	100.0%	11.94	Babies “R” Us, Kohl’s, La-Z Boy, Marshalls, Office Max, Ross Dress for Less, Petco	Target
Publix at Acworth	Atlanta	1996	69,628	37,888	31,740	96.6%	100.0%	92.4%	11.94	Publix
The Centre at Panola	Atlanta	2001	73,079	51,674	21,405	100.0%	100.0%	100.0%	12.21	Publix
Illinois
Fox Lake Crossing	Chicago	2002	99,072	65,977	33,095	90.0%	100.0%	69.9%	13.50	Dominick's Finer Foods, Dollar Tree
Naperville Marketplace	Chicago	2008	83,793	61,683	22,110	100.0%	100.0%	100.0%	13.42	TJ Maxx, PetSmart	Caputo's
South Elgin Commons	Chicago	2011	128,000	128,000	-	100.0%	100.0%	0.0%	14.50	LA Fitness, Ross Dress for Less, Toy “R” Us	Target
Indiana
54th & College2	Indianapolis	2008	-	-	-	0.0%	0.0%	0.0%	-	The Fresh Market (ground lease)
Beacon Hill	Crown Point	2006	57,191	11,043	46,148	84.0%	100.0%	80.1%	15.09	Anytime Fitness	Strack & Van Til, Walgreens
Bell Oaks Center	Newburgh	2008	94,811	74,122	20,689	98.5%	100.0%	93.0%	11.61	Archie & Clyde's Restaurant, Schnuck’s Markets
Boulevard Crossing	Kokomo	2004	124,631	74,440	50,191	95.4%	100.0%	88.6%	14.24	Petco, TJ Maxx, Ulta Salon, Shoe Carnival	Kohl's
Bridgewater Marketplace	Indianapolis	2008	25,975	-	25,975	68.2%	0.0%	68.2%	17.68		Walgreens
Castleton Crossing	Indianapolis	1975/2012	277,812	247,710	30,102	100.0%	100.0%	100.0%	10.75	K&G Menswear, Value City, TJ Maxx/Home Goods, Shoe Carnival, Dollar Tree, Burlington Coat Factory
Cool Creek Commons	Indianapolis	2005	124,646	53,600	71,046	95.6%	100.0%	92.2%	17.22	The Fresh Market, Stein Mart
Depauw University Bookstore and Café	Greencastle	2012	11,974	-	11,974	100.0%	0.0%	100.0%	8.36	Folletts, Starbucks
Eddy Street Commons	South Bend	2009	88,093	20,154	67,939	92.7%	100.0%	90.6%	23.28	Hammes Bookstore, Urban Outfitters
Fishers Station	Indianapolis	1989/2009	116,943	72,212	44,731	96.6%	100.0%	91.2%	11.75	Marsh Supermarkets, Goodwill, Dollar Tree
Geist Pavilion	Indianapolis	2006	64,102	29,700	34,402	95.9%	100.0%	92.3%	16.25	Goodwill, Ace Hardware
Glendale Town Center	Indianapolis	1958/2008	393,002	329,546	63,456	98.8%	100.0%	92.7%	6.99	Macy’s, Landmark Theaters, Staples, Indianapolis Library, Nexus Academy of Indianapolis	Lowe's Home Improvement, Target, Walgreens

Retail Operating Properties (continued)

		Year	Owned GLA2			Leased					Major
Property1	MSA	Built/ Renovated	Total	Anchors	Shops	Total	Anchors	Shops	ABR per Sqft	Major Owned Tenants	Non-owned Tenants
Greyhound Commons2	Indianapolis	2005	-	-	-	0.0%	0.0%	0.0%	$-		Lowe's Home Improvement Center
Lima Marketplace	Fort Wayne	2008	93,135	71,521	21,614	98.5%	100.0%	93.5%	13.97	Aldi, Dollar Tree, Office Depot, PetSmart	Wal-mart
Rangeline Crossing	Indianapolis	1986/2013	99,311	47,962	51,349	91.8%	100.0%	84.1%	21.57	Earth Fare, Walgreens
Rivers Edge	Indianapolis	2011	149,209	117,890	31,319	100.0%	100.0%	100.0%	19.68	Buy Buy Baby, Nordstrom Rack, The Container Store, Arhaus Furniture, Bicycle Garage of Indy
Stoney Creek Commons	Indianapolis	2000/2013	84,330	84,330	-	100.0%	100.0%	0.0%	12.39	HH Gregg, Goodwill, LA Fitness	Lowe's Home Improvement
The Corner	Indianapolis	1984/2013	42,494	12,200	30,294	65.1%	0.0%	91.3%	18.71
Traders Point	Indianapolis	2005	279,684	238,721	40,963	97.5%	100.0%	82.7%	14.59	Dick's Sporting Goods, AMC Theatres, Marsh Supermarkets, Bed, Bath & Beyond, Michaels, Old Navy, PetSmart, Books-A-Million
Traders Point II	Indianapolis	2005	46,099	-	46,099	88.7%	0.0%	88.7%	25.33
Whitehall Pike	Bloomington	1999	128,997	128,997	-	100.0%	100.0%	0.0%	7.86	Lowe's Home Improvement Center
Louisiana
Regal Court**	Shreveport	2008	151,719	89,649	62,070	79.5%	77.7%	82.1%	19.77	Dick's Sporting Goods, DSW, Ulta Salon, JC Penney, Kohl’s
Missouri
Shops at Hawk Ridge**	Lake St Louis	2008	75,951	66,081	9,870	100.0%	100.0%	100.0%	12.15	Sports Authority, TJ Maxx	Lowe's Home Improvement, Wal-Mart
Nebraska
Whispering Ridge**	Omaha	2008	69,676	69,676	-	100.0%	100.0%	0.0%	14.24	PetSmart, Sports Authority
Nevada
Cannery Corner	Las Vegas	2008	30,745	-	30,745	88.3%	0.0%	88.3%	34.38
Centennial Center	Las Vegas	2002	334,705	158,335	176,370	92.5%	100.0%	85.7%	22.58	Big Lots, Famous Footwear, Michaels, Office Max, Party City, Petco, Rhapsodielle, Ross Dress for Less, Home Depot, Sam's Club, Wal-Mart
Centennial Gateway	Las Vegas	2005	192,999	139,861	53,138	96.7%	100.0%	88.2%	23.59	24 Hour Fitness, Fresh & Easy Neighborhood Market, Sportsman's Warehouse, Walgreens
Eastern Beltway Center	Las Vegas	1998/2006	162,444	83,982	78,462	97.4%	100.0%	94.6%	23.05	Home Consignment Center, Office Max, Petco, Ross Dress for Less, Sam's Club, Wal-mart	Home Depot
Eastgate	Las Vegas	2002	96,589	53,030	43,559	88.5%	100.0%	74.4%	21.71	99 Cent Only Store, Office Depot, Party City	Wal-mart
Lowe's Plaza	Las Vegas	2007	30,208	-	30,208	44.4%	0.0%	44.4%	30.48		Sam’s Club, Lowe’s Home Improvement
Rampart Commons	Las Vegas	2002	81,292	29,265	52,027	100.0%	100.0%	100.0%	26.79	Ann Taylor, Chico’s, Francesca’s Collection, Banana Republic, Pottery Barn, Williams Sonoma
New Hampshire
Merrimack Village Center	Merrimack	2007	78,892	54,000	24,892	100.0%	100.0%	100.0%	12.29	Supervalu
New Jersey
Bayonne Crossing	Bayonne	2011	106,383	52,219	54,164	95.8%	100.0%	91.8%	28.25	Michaels, New York Sports Club, Lowe's Home Improvement, Wal-mart
New York
City Center at White Plains	White Plains	2004	365,905	329,360	36,545	96.0%	100.0%	60.3%	26.01	Barnes & Noble, National Amusement, New York Sports Club, Nordstrom Rack, Shop Rite, Toys “R” Us/Babies “R” Us	Target
North Carolina
Holly Springs Towne Center	Holly Springs	2013	207,631	109,233	98,398	92.3%	100.0%	83.7%	15.93	Dick's Sporting Goods, Marshalls, Petco, Ulta Salon	Target
Memorial Commons	Goldsboro	2008	111,271	73,876	37,395	91.0%	100.0%	73.1%	12.00	Harris Teeter, Office Depot

Retail Operating Properties (continued)

		Year	Owned GLA2			Leased					Major
Property1	MSA	Built/ Renovated	Total	Anchors	Shops	Total	Anchors	Shops	ABR per Sqft	Major Owned Tenants	Non-owned Tenants
Northcrest Shopping Center	Charlotte	2008	133,674	76,053	57,621	95.7%	100.0%	89.9%	$21.40	David's Bridal, Dollar Tree, Old Navy, REI, Shoe Carnival	Target
Oleander Place	Wilmington	2012	45,530	30,144	15,386	100.0%	100.0%	100.0%	16.06	Whole Foods
Perimeter Woods	Charlotte	2008	126,143	105,262	20,881	99.2%	100.0%	95.2%	20.60	Best Buy, Off Broadway Shoes, Office Max, PetSmart, Lowe's Home Improvement
Toringdon Market	Charlotte	2004	60,539	26,072	34,467	100.0%	100.0%	100.0%	19.63	Earth Fare
Walgreens Plaza**	Jacksonville	2010	42,219	27,779	14,440	91.1%	100.0%	74.0%	22.11	L-3 Communications, Walgreens
Ohio
Eastgate Pavilion	Cincinnati	1995	236,230	231,730	4,500	100.0%	100.0%	100.0%	8.73	Best Buy, Dick's Sporting Goods, Value City Furniture, PetSmart, DSW, Bed Bath & Beyond
Oklahoma
Shops at Moore	Moore	2010	259,692	187,916	71,776	99.5%	100.0%	98.3%	12.03	Bed Bath and Beyond, Best Buy, Dustee's Fashion Accessories, Hobby Lobby, Office Depot, PetSmart, Ross Dress for Less	JC Penney
Silver Springs Pointe	Oklahoma City	2001	48,444	20,515	27,929	73.0%	100.0%	53.1%	15.02	Kohl’s, Office Depot	Walmart, Sam’s Club, Home Depot
University Town Center	Norman	2009	158,516	77,097	81,419	95.6%	100.0%	91.5%	17.43	Office Depot, Petco, TJ Maxx, Ulta Salon	Target
University Town Center Phase II	Norman	2012	190,494	133,546	56,948	95.4%	100.0%	84.5%	12.07	Academy Sports, DSW, Home Goods, Michaels, Kohl’s
Oregon
Cornelius Gateway	Portland	2006	21,326	-	21,326	70.8%	0.0%	70.8%	21.10	Fedex/Kinkos	Fred Meyer
Shops at Otty	Portland	2004	9,845	-	9,845	84.7%	0.0%	84.7%	28.19		Wal-Mart
South Carolina
Hitchcock Plaza	Aiken	2006	252,370	214,480	37,890	100.0%	100.0%	100.0%	9.29	Academy Sports, Achieve Fitness, Bed Bath and Beyond, Farmers Home Furniture, Old Navy, Ross Dress for Less, TJ Maxx
Shoppes at Plaza Green	Greenville	2000	196,307	172,136	24,171	94.0%	94.1%	93.8%	12.67	Bed Bath & Beyond, Christmas Tree Shops, Sears, Party City, Shoe Carnival, AC Moore, Old Navy
Publix at Woodruff	Greenville	1997	68,055	47,955	20,100	97.4%	100.0%	91.0%	10.40	Publix
Tennessee
Cool Springs Market	Nashville	1995	223,912	165,712	58,200	86.8%	87.9%	83.7%	14.95	Jo-Ann Fabric, Dicks Sporting Goods, Staples, Marshalls	Kroger
Hamilton Crossing – Phases II & III	Alcoa	2008	175,464	135,737	39,727	100.0%	100.0%	100.0%	14.63	Dicks Sporting Goods, Michaels, Old Navy, PetSmart, Ross Dress for Less
Texas
Burlington Coat Factory	San Antonio	1992/2000	107,400	107,400	-	100.0%	100.0%	0.0%	5.00	Burlington Coat Factory
Kingwood Commons	Houston	1999	164,366	74,836	89,530	99.7%	100.0%	99.4%	18.82	Randall's Food and Drug, Petco, Chico's, Talbots, Ann Taylor, Jos. A. Bank
Market Street Village	Dallas	1970/2011	156,625	136,746	19,879	100.0%	100.0%	100.0%	11.61	Jo-Ann Fabric, Ross Dress for Less, Office Depot, Buy Buy Baby
Plaza at Cedar Hill	Dallas	2000/2010	303,458	244,065	59,393	99.2%	100.0%	95.7%	12.52	Hobby Lobby, Office Max, Ross Dress for Less, Marshalls, Sprouts Farmers Market, Toys “R” Us/Babies “R” Us, DSW
Plaza Volente	Austin	2004	156,333	105,000	51,333	94.2%	100.0%	82.4%	16.75	H-E-B Grocery
Portofino Shopping Center	Houston	1999/2010	371,990	211,858	160,132	86.6%	89.4%	83.0%	17.27	DSW, Michaels, Sports Authority, Lifeway Christian Store, Stein Mart, PetSmart, Old Navy	Sam’s Club
Sunland Towne Centre	El Paso	1996/2014	306,437	265,037	41,400	98.9%	100.0%	91.7%	11.36	PetSmart, Ross Dress for Less, Kmart, Bed Bath & Beyond, Specs Fine Wines, Sprouts Farmers Market

Retail Operating Properties (continued)

		Year	Owned GLA2			Leased					Major
Property1	MSA	Built/ Renovated	Total	Anchors	Shops	Total	Anchors	Shops	ABR per Sqft	Major Owned Tenants	Non-owned Tenants
Waxahachie Crossing	Waxahachie	2010	97,127	72,191	24,936	98.8%	100.0%	95.2%	$14.13	Best Buy, PetSmart, Ross Dress for Less	Home Depot, JC Penney
Westside Market	Dallas	2013	93,377	70,000	23,377	97.4%		89.4%	15.83	Randall's Tom Thumb
Wheatland Town Crossing	Dallas	2012	194,727	142,302	52,425	100.0%		100.0%	12.89	Conn's, Dollar Tree, Office Depot, Party City, PetSmart, Ross Dress for Less, Shoe Carnival	Target, Aldi
Utah
Draper Crossing	Draper	2012	164,098	115,916	48,182	97.9%	100.0%	92.8%	14.54	Dollar Tree, Downeast Home, Smiths, TJ Maxx
Draper Peaks	Draper	2012	220,594	101,464	119,130	96.6%	100.0%	93.7%	17.93	Michaels, Office Depot, Petco, Quilted Bear, Ross Dress for Less	Kohl’s
Virginia
Landstown Commons	Virginia Beach	2007	399,047	217,466	181,581	94.4%	100.0%	87.7%	18.72	AC Moore, Bed Bath & Beyond, Best Buy, Books-A-Million, Office Max, PetSmart, Ross Dress for Less, Shoe Carnival, Walgreens	Kohl’s
Washington
Four Corner Square	Seattle	1985/2013	107,998	68,046	39,952	90.7%	100.0%	74.8%	21.36	Walgreens, Grocery Outlet, Johnsons Do-It Center
Wisconsin
Village at Bay Park	Green Bay	2005	82,254	23,878	58,376	88.1%	100.0%	83.2%	14.67	DSW, JC Penney

Total			16,156,995	11,089,468	5,067,527	94.8%	99.0%	85.7%	$15.15

____________________

1	All properties are wholly owned, except as indicated. Unless otherwise noted, each property is owned in fee simple by the Company.

2	Percentage of Owned GLA Leased reflects Owned GLA/NRA leased as of December 31, 2014, except for Greyhound Commons and 54th & College.

**	This property is under a definitive agreement to be sold.

Operating Office Properties

As of December 31, 2014, we owned interests in one office operating property and an associated parking garage totaling 0.4 million square feet of net rentable area (“NRA”).  The following sets forth more specific information with respect to the Company’s office properties as of December 31, 2014:

OPERATING OFFICE PROPERTIES

	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Owned NRA	Percentage Of Owned NRA Leased	Annualized Base Rent1	Percentage of Annualized Office Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants
Office properties
Thirty South Meridian2	Indianapolis	1905/2002	Redeveloped	287,928	94.8%	$4,918,074	80.0%	$18.01	Indiana Supreme Court, City Securities, Kite Realty Group, Lumina Foundation
Union Station Parking Garage3	Indianapolis	1986	Acquired	N/A	N/A	N/A	N/A	N/A	Denison Parking

Stand-alone office components of retail projects
Eddy Street Office (part of Eddy Street Commons) 4	South Bend	2009	Developed	81,628	100.0%	$1,156,546	18.8%	$14.17	University of Notre Dame Offices
Tradition Village Office (part of Tradition Village Square)	Port St. Lucie	2006	Acquired	19,211	41.2%	74,061	1.2%	9.36
Total				388,767	93.3%	$6,148,681	100.0%	$16.96

____________________
1	Annualized Base Rent represents the monthly contractual rent for December 2014 for each applicable property, multiplied by 12. Excludes tenant reimbursements.

2	Annualized Base Rent includes $723,216 from the Company and subsidiaries as of December 31, 2014.

3	The garage is managed by a third party.

4	The Company also owns Eddy Street Commons in South Bend, Indiana along with a parking garage that serves a hotel and the office and retail components of the property.

Development Projects

In addition to our operating retail properties and office properties, as of December 31, 2014, we owned interests in four development projects currently under construction.  The following sets forth more specific information with respect to the Company’s retail development properties as of December 31, 2014:

Under Construction:

Project	Company Ownership %	MSA	Actual/ Projected Opening Date1	Projected Owned GLA2	Projected Total GLA3	Percent of Owned GLA Occupied4	Percent of Owned GLA Pre-Leased/ Committed5	Total Estimated Project Cost7	Cost Incurred as of Dec. 31, 20146	Major Tenants and Non-owned Anchors
Holly Springs Towne Center, NC - Phase II	100%	Raleigh	Q3 2015	122,143	154,143	0.0%	77.6%	$47,500	$18,226	Target (non-owned), Carmike Cinemas, Bed Bath & Beyond, DSW
Parkside Town Commons, NC – Phase I8	100%	Raleigh	Q2 2014	104,978	245,573	82.2%	90.2%	39,000	38,804	Target (non-owned), Harris Teeter (ground lease), Petco
Parkside Town Commons, NC – Phase II	100%	Raleigh	Q3 2014	281,427	324,260	30.2%	67.8%	70,000	68,345	Frank Theatres, Golf Galaxy, Field & Stream
Tamiami Crossing, FL	100%	Naples	Q2 2016	118,773	138,773	0.0%	85.5%	44,000	20,185	Stein Mart, 4 national junior anchors
Total				627,321	862,749	27.3%	76.8%	$200,500	$145,560
Cost incurred as of December 31, 2014 and included in Investment properties on balance sheet									$81,953

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

5
Excludes outlot land parcels owned by the Company and ground leased to tenants. Includes leases under negotiation for approximately 80,385 square feet for which the Company has signed non-binding letters of intent.

6	Dollars in thousands.

7	Dollars in thousands. Cost incurred is reclassified to fixed assets on the consolidated balance sheet on a pro-rata basis as portions of the asset are placed in service.

8	The owned GLA for Parkside Town Commons Phase I includes a 53,000 square foot ground lease with Harris Teeter Supermarket.

Redevelopment Projects

In addition to our development projects, as displayed in the table above, we have interests in one redevelopment project under construction and two redevelopment projects pending commencement of construction.  As of December 31, 2014, these three projects are expected to contain 0.4 million square feet.

Under Construction:

Project	Company Ownership %	MSA	Actual/ Projected Opening Date1	Projected Total GLA3	Projected Owned GLA2	Percent of Owned GLA Occupied4	Percent of Owned GLA Pre-Leased/ Committed5	Total Estimated Project Cost7	Cost Incurred as of Dec. 31, 20146	Major Tenants and Non-owned Anchors
Gainesville Plaza, FL	100%	Gainesville	Q2 2015	164,665	162,693	66.3%	81.6%	14,300	$7,677	Burlington Coat Factory, Ross Dress for Less

Total				164,665	162,693	66.3%	81.6%	$14,300	$7,677
Cost incurred as of December 31, 2014 and included in Investment properties on balance sheet									$4,535

Pending Commencement of Construction:

Project	Company Ownership %	MSA	Actual/ Projected Opening Date1	Projected Total GLA3	Projected Owned GLA2	Total Estimated Project Cost7	Cost Incurred as of Dec. 31, 20146	Major Tenants and Non-owned Anchors
Hamilton Crossing Centre, IN	100%	Indianapolis	TBD	77,296	69,596	TBD	$149	TBD
Courthouse Shadows, FL	100%	Naples	TBD	134,867	134,867	TBD	580	TBD
Total				212,163	204,463	TBD	$729
Cost incurred as of December 31, 2014 and included in Investment properties on balance sheet							$729

Summary of Construction In Progress included in Investment Properties on Consolidated Balance Sheet ($ in thousands):
Cost incurred for development projects under construction	$81,953
Cost incurred for redevelopment projects under construction	4,535
Deerwood apartments	15,656
Cost incurred for development projects pending construction	729
Holly Springs Towne Center – Phase III	4,372
Miscellaneous tenant improvements and small projects	18,638
Construction In Progress included in Investment Properties on Consolidated Balance Sheet	$125,883

See prior page for footnotes.

Land Held for Future Development

As of December 31, 2014, we owned interests in land parcels comprising 105 acres that are expected to be used for future expansion of existing properties, development of new retail or office properties or sold to third parties.

Tenant Diversification

No individual retail or office tenant accounted for more than 3.4% of the portfolio’s annualized base rent for the year ended December 31, 2014. The following table sets forth certain information for the largest 10 tenants and non-owned anchor tenants (based on total GLA) open for business or for which ground lease payments are being made at the Company’s retail properties based on minimum rents in place as of December 31, 2014:

TOP 10 RETAIL TENANTS BY GROSS LEASABLE AREA

Tenant	Number of Stores	Total GLA	Number of Leases	Company Owned GLA1	Number of Anchor Owned Locations	Anchor Owned GLA2
Target	18	2,599,993	0	0	18	2,599,993
Wal-Mart	15	1,762,447	6	203,742	9	1,558,705
Lowe’s Home Improvement3	15	1,627,998	5	128,997	10	1,499,001
Publix	19	913,822	19	913,822	0	0
Kohl’s	11	634,644	6	184,516	5	450,128
TJX Companies4	20	612,257	20	612,257	0	0
Dick's Sporting Goods	11	525,622	11	525,622	0	0
Ross Dress for Less	16	460,580	16	460,580	0	0
PetSmart	21	434,349	21	434,349	0	0
Office Depot/Office Max5	20	412,204	20	412,204	0	0
Total	166	9,983,916	124	3,876,089	42	6,107,827

____________________
1	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

2	Includes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

3	The Company has entered into four ground leases with Lowe’s Home Improvement for a total of 645,161 square feet, which is included in Anchor Owned GLA.

4	Includes TJ Maxx, Home Goods and Marshalls, which are owned by the same parent company.

5	On February 4, 2015, Staples announced it has entered into an agreement to acquire Office Depot. This transaction is subject to customary closing conditions, including regulatory approval.

The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail and office properties based on minimum rents in place as of December 31, 2014:

TOP 25 TENANTS BY ANNUALIZED BASE RENT

Tenant	Number of Stores	Leased GLA/NRA2	% of Owned GLA/NRA of the Portfolio	Annualized Base Rent1	Annualized Base Rent per Sq. Ft.	% of Total Portfolio Annualized Base Rent
Publix	19	913,822	5.6%	$8,869,767	$9.71	3.4%
PetSmart	21	434,349	2.7%	6,413,497	14.77	2.5%
TJX Companies4	20	612,257	3.7%	5,876,975	9.60	2.3%
Dick's Sporting Goods	11	525,622	3.2%	5,631,941	10.71	2.2%
Office Depot/Office Max6	20	412,204	2.5%	5,348,762	12.98	2.1%
Lowe’s Home Improvement5	5	128,997	0.8%	5,039,000	6.51	1.9%
Ross Dress for Less	16	460,580	2.8%	4,917,367	10.68	1.9%
Bed Bath & Beyond3	15	408,053	2.5%	4,335,980	10.63	1.7%
Michaels	14	299,275	1.8%	3,882,782	12.97	1.5%
Wal-Mart5	6	203,742	1.2%	3,655,238	3.60	1.4%
LA Fitness	5	208,209	1.3%	3,447,473	16.56	1.3%
Best Buy	7	243,429	1.5%	3,383,090	13.90	1.3%
Kohl’s5	6	184,516	1.1%	3,302,074	6.37	1.3%
Walgreens	6	96,852	0.6%	3,113,766	33.84	1.2%
Sports Authority	5	211,739	1.3%	2,944,606	13.91	1.1%
National Amusements	1	80,000	0.5%	2,882,650	36.03	1.1%
Toys “R” Us/Babies “R” Us5	5	179,316	1.1%	2,765,780	15.42	1.1%
Petco	10	140,957	0.9%	2,326,271	16.50	0.9%
Nordstrom	3	103,904	0.6%	2,043,976	19.67	0.8%
New York Sports Club	2	86,717	0.5%	1,815,540	20.94	0.7%
Burlington Coat Factory	3	247,400	1.5%	1,791,800	7.24	0.7%
Mattress Firm	17	69,258	0.4%	1,755,457	25.35	0.7%
Staples6	6	116,362	0.7%	1,747,821	15.02	0.7%
Randalls Food & Drugs	3	133,990	0.8%	1,732,196	12.93	0.7%
Hobby Lobby	4	221,254	1.4%	1,692,018	7.65	0.7%
TOTAL	230	6,722,804	41.1%	$90,715,826	$10.60	34.9%

____________________
1	Annualized base rent represents the monthly contractual rent for the month of December 2014 for each applicable tenant multiplied by 12. Annualized base rent does not include tenant reimbursements.

2	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.

3	Includes Buy Buy Baby, Christmas Tree Shops and Cost Plus, which are owned by the same parent company.

4	Includes TJ Maxx, Marshalls and HomeGoods.

5	Annualized base rent and percent of total portfolio includes ground lease rent.

6	On February 4, 2015, Staples announced it has entered into an agreement to acquire Office Depot. This transaction is subject to customary closing conditions, including regulatory approval.

Geographic Information

The Company owns 118 operating retail properties, totaling approximately 16.2 million of owned square feet in 26 states. As of December 31, 2014, the Company owned interests in one office operating property and an associated parking garage, totaling approximately 0.4 million square feet of NRA. Both of these office properties are located in the state of Indiana. The following table summarizes the Company’s operating properties by state as of December 31, 2014:

	Number of Operating Properties1	Owned GLA/NRA2	Percent of Owned GLA/NRA	Total Number of Leases	Annualized Base Rent3	Percent of Annualized Base Rent	Annualized Base Rent per Leased Sq. Ft.
Alabama	4	761,191	4.6%	76	$8,042,976	3.4%	$11.04
Arizona	1	79,902	0.5%	10	2,241,241	0.9%	28.05
Arkansas	1	151,927	0.9%	14	1,926,306	0.8%	12.85
Connecticut	1	208,929	1.3%	24	3,241,084	1.4%	16.00
Florida	36	4,353,316	26.3%	621	60,158,585	25.2%	14.95
Georgia	4	736,636	4.5%	88	8,381,113	3.5%	11.73
Illinois	3	310,865	1.9%	23	4,183,945	1.8%	13.90
Indiana – Retail Properties	21	2,302,439	13.9%	254	29,671,651	12.5%	13.38
Indiana – Office Properties	2	369,556	2.2%	17	6,074,620	2.5%	17.13
Louisiana	1	151,719	0.9%	23	2,384,349	1.0%	19.77
Missouri	1	75,951	0.5%	6	922,461	0.4%	12.15
Nebraska	1	69,676	0.4%	2	992,226	0.4%	14.24
Nevada	7	928,982	5.6%	181	20,414,409	8.6%	23.69
New Hampshire	1	78,892	0.5%	14	969,452	0.4%	12.29
New Jersey	1	106,383	0.6%	26	2,880,205	1.2%	28.25
New York	1	365,905	2.2%	12	9,141,058	3.8%	26.01
North Carolina	7	727,007	4.4%	113	12,351,054	5.2%	17.89
Ohio	1	236,230	1.4%	7	2,062,668	0.9%	8.73
Oklahoma	4	657,146	4.0%	79	8,475,793	3.6%	13.52
Oregon	2	31,171	0.2%	13	553,894	0.2%	23.63
South Carolina	3	516,732	3.1%	41	5,371,276	2.3%	10.67
Tennessee	2	399,376	2.4%	34	5,473,938	2.3%	14.80
Texas	10	1,951,840	11.8%	202	25,986,912	10.9%	13.80
Utah	2	384,692	2.3%	74	6,156,037	2.6%	16.47
Virginia	1	399,047	2.4%	59	7,052,329	3.0%	18.72
Washington	1	107,998	0.7%	24	2,092,039	0.9%	21.36
Wisconsin	1	82,254	0.5%	15	1,062,753	0.4%	14.67
Total	120	16,545,762	100.0%	2,052	$238,264,375	100.0%	$15.19

____________________
1
This table includes operating retail properties, operating office properties, and ground lease tenants who commenced paying rent as of December 31, 2014 and excludes four retail properties under redevelopment.

2	Owned GLA/NRA represents gross leasable area or net leasable area owned by the Company. It also excludes the square footage of Union Station Parking Garage.

3	Annualized base rent excludes $17,923,979 in annualized ground lease revenue attributable to parcels and outlots owned by the Company and ground leased to tenants.

Lease Expirations

In 2015, leases representing 6.7% of total annualized base rent and 6.7% of total GLA/NRA expire. The following tables show scheduled lease expirations for retail and office tenants and in-process development property tenants open for business as of December 31, 2014, assuming none of the tenants exercise renewal options.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO

	Number of Expiring Leases1	Expiring GLA/NRA2	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent3	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2015	232	1,070,912	6.7%	$16,213,136	6.7%	$15.14	$277,296
2016	267	1,504,117	9.4%	20,384,310	8.4%	13.55	159,000
2017	293	1,817,224	11.4%	28,793,332	11.9%	15.84	512,556
2018	345	2,218,200	13.9%	35,947,219	14.8%	16.21	1,037,875
2019	258	1,658,871	10.4%	26,928,164	11.1%	16.23	651,970
2020	143	1,815,447	11.3%	21,781,548	9.0%	12.00	1,492,445
2021	93	862,111	5.4%	12,550,543	5.2%	14.56	468,525
2022	90	876,639	5.5%	14,383,982	5.9%	16.41	1,185,782
2023	112	979,919	6.1%	15,624,199	6.4%	15.94	359,523
2024	92	901,209	5.6%	17,969,693	7.4%	19.94	381,004
Beyond	95	2,301,846	14.4%	32,062,078	13.2%	13.93	11,398,003
	2,020	16,006,495	100.0%	$242,638,205	100.0%	$15.16	$17,923,979
____________________
1				Lease expiration table reflects rents in place as of December 31, 2014 and does not include option periods; 2015 expirations include 42 month-to-month tenants. This column also excludes ground leases.

2				Expiring GLA excludes estimated square footage attributable to non-owned structures on land owned by the Company and ground leased to tenants.

3				Annualized base rent represents the monthly contractual rent for the month of December 2014 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL ANCHOR TENANTS

	Number of Expiring Leases2	Expiring GLA/NRA3	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent4	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2015	19	521,005	3.3%	$4,879,766	2.0%	$9.37	$0
2016	29	901,466	5.6%	7,772,418	3.2%	8.62	159,000
2017	45	1,123,378	7.0%	13,346,582	5.5%	11.88	0
2018	53	1,436,700	9.0%	16,964,964	6.9%	11.81	644,149
2019	39	1,081,636	6.8%	13,289,345	5.5%	12.29	0
2020	40	1,524,582	9.5%	15,352,823	6.3%	10.07	1,110,883
2021	24	645,258	4.0%	7,059,460	2.9%	10.94	0
2022	26	616,349	3.9%	8,346,496	3.4%	13.54	744,622
2023	25	654,829	4.1%	7,895,351	3.2%	12.06	260,000
2024	19	667,044	4.2%	12,222,225	5.0%	18.32	260,004
Beyond	48	2,039,951	12.8%	25,922,435	10.6%	12.71	7,505,194
	367	11,212,198	70.0%	$133,051,864	54.8%	$11.87	$10,683,851

LEASE EXPIRATION TABLE – RETAIL ANCHOR TENANTS (continued)

____________________
1	Retail anchor tenants are defined as tenants that occupy 10,000 square feet or more.

2	Lease expiration table reflects rents in place as of December 31, 2014 and does not include option periods; 2015 expirations include one month-to-month tenant. This column also excludes ground leases.

3	Expiring GLA excludes square footage for non-owned ground lease structures on land we own and ground leased to tenants.

4	Annualized base rent represents the monthly contractual rent for the month of December 2014 for each applicable property multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL SHOPS

	Number of Expiring Leases1	Expiring GLA/NRA1,2	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent3	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2015	210	503,929	3.2%	$10,536,093	4.4%	$20.91	$277,296
2016	238	602,651	3.8%	12,611,893	5.2%	20.93	0
2017	246	610,736	3.8%	13,950,903	5.8%	22.84	512,556
2018	290	763,663	4.8%	18,598,683	7.7%	24.35	393,727
2019	218	571,982	3.6%	13,537,699	5.6%	23.67	651,970
2020	102	277,554	1.7%	6,185,790	2.6%	22.29	381,562
2021	68	210,691	1.3%	5,349,352	2.2%	25.39	468,525
2022	61	209,244	1.3%	5,163,867	2.1%	24.68	441,160
2023	85	292,102	1.8%	7,060,660	2.9%	24.17	99,522
2024	72	206,881	1.3%	5,439,841	2.2%	26.29	121,000
Beyond	44	182,255	1.1%	5,002,881	2.2%	27.45	3,892,810
	1,634	4,431,688	27.7%	$103,437,660	42.6%	$23.34	$7,240,128
____________________
1
Lease expiration table reflects rents in place as of December 31, 2014, and does not include option periods; 2015 expirations include 39 month-to-month tenants.  This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage to non-owned structures on land we own and ground leased to tenants.

3	Annualized base rent represents the monthly contractual rent for the month of December 2014 for each applicable property multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – OFFICE TENANTS

	Number of Expiring Leases1	Expiring NLA1	% of Total NRA Expiring	Expiring Annualized Base Rent2	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.
2015	3	45,978	0.3%	$797,277	0.3%	$17.34
2016	0	0	0.0%	0	0.0%	0.00
2017	2	83,110	0.5%	1,495,847	0.6%	18.00
2018	2	17,837	0.1%	383,572	0.2%	21.50
2019	1	5,253	0.0%	101,120	0.0%	19.25
2020	1	13,311	0.1%	242,935	0.1%	18.25
2021	1	6,162	0.0%	141,732	0.1%	23.00
2022	3	51,046	0.3%	873,619	0.4%	17.11
2023	2	32,988	0.2%	668,189	0.3%	20.26
2024	1	27,284	0.2%	307,627	0.1%	11.28
Beyond	3	79,640	0.5%	1,136,762	0.5%	14.27
	19	362,609	2.3%	$6,148,681	2.5%	$16.96

LEASE EXPIRATION TABLE – OFFICE TENANTS (continued)

____________________
1
Lease expiration table reflects rents in place at 30 South as of December 31, 2014 and does not include option periods. This column also excludes ground leases. 2015 expirations include two month-to-month tenants.

2	Annualized base rent represents the monthly contractual rent for the month of December 2014 for each applicable property multiplied by 12. Excludes tenant reimbursements.

Lease Activity – New and Renewal

In 2014, the Company executed 186 new and renewal leases totaling 1,070,800 square feet.  New leases were signed with 64 tenants for 299,200 square feet of GLA while renewal leases were signed with 122 tenants for 771,600 square feet of GLA.  The following table contains additional information about 2014 leasing activity.

	Number of Leases Signed	Square Footage Signed	Average Rental Rate per square foot
New	64	299,200	$17.24
Renewal	122	771,600	14.48
Total	186	1,070,800	$15.25

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “KRG”.  On February 23, 2015, the last reported sales price of our common shares on the NYSE was $28.98.

The following table sets forth, for the periods indicated, the high and low prices for our common shares:

	High1	Low1
Quarter Ended December 31, 2014	$29.68	$23.71
Quarter Ended September 30, 2014	$26.70	$22.92
Quarter Ended June 30, 2014	$25.72	$22.92
Quarter Ended March 31, 2014	$26.28	$23.20
Quarter Ended December 31, 2013	$27.48	$23.52
Quarter Ended September 30, 2013	$24.76	$22.08
Quarter Ended June 30, 2013	$27.48	$21.08
Quarter Ended March 31, 2013	$27.64	$21.88

____________________
1	Per share information has been restated for the effects of the Company’s one-for-four reverse common share split in August 2014.

Holders

The number of registered holders of record of our common shares was 2,068 as of February 23, 2015.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.  This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Distributions

Our Board of Trustees declared the following cash distributions per share to our common shareholders for the periods indicated:

Quarter	Record Date	Distribution Per Share1	Payment Date
4th 2014	January 6, 2015	$0.26	January 13, 2015
3rd 2014	October 6, 2014	$0.26	October 13, 2014
2nd 2014	June 24, 2014	$0.26	July 1, 2014
1st 2014	April 7, 2014	$0.26	April 14, 2014
4th 2013	January 6, 2014	$0.24	January 13, 2014
3rd 2013	October 4, 2013	$0.24	October 11, 2013
2nd 2013	July 5, 2013	$0.24	July 12, 2013
1st 2013	April 5, 2013	$0.24	April 12, 2013

____________________
1	Per share information has been restated for the effects of the Company’s one-for-four reverse common share split in August 2014.

Our management and Board of Trustees will continue to evaluate our distribution policy on a quarterly basis as they monitor the capital markets and the impact of the economy on our operations.  In April 2014, our Board of Trustees approved an increase to our common dividend to $0.26 per share from $0.24 per share, which represents an 8.3% increase.  On February 5, 2015, our Board of Trustees approved an increase to our common dividend to $0.2725 per share that will be paid on or about April 13, 2015 to shareholders of record as of April 6, 2015, which represents a 4.8% increase.

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

Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us.  Distributions in excess of taxable earnings and profits generally will be treated as a non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate federal income tax liability.  Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements.  For the taxable year ended December 31, 2014, approximately 28% of our distributions to shareholders constituted a return of capital, approximately 72% constituted taxable ordinary income dividends and approximately 0% constituted taxable capital gains.

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

Issuer Repurchases; Unregistered Sales of Securities

During the year ended December 31, 2014, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan, or the 2013 Plan.

The following table summarizes all of these repurchases during the year ended December 31, 2014:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31	—		—	N/A	N/A
February 1 - February 28	43,600	(1)	$24.06	—	N/A
March 1 - March 31	—		—	N/A	N/A
April 1 - April 30	—		—	N/A	N/A
May 1 - May 31	17,161	(1)	$23.43	—	N/A
June 1 - June 30	—		—	N/A	N/A
July 1 - July 31, 2014	—		—	N/A	N/A
August 1 - August 31	—		—	N/A	N/A
September 1 - September 30	—		—	N/A	N/A
October 1 - October 31	—		—	N/A	N/A
November 1 - November 30	—		—	N/A	N/A
December 1 - December 31	—		—	N/A	N/A
Total	60,761

____________________
1
The number of shares purchased represents common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Plan. With respect to these shares, the price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal and state tax obligations.

Issuances Under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate SEC filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2009 to December 31, 2014, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period.  The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2009 and that all cash distributions were reinvested.  The shareholder return shown on the graph below is not indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kite Realty Group Trust, the S&P 500 Index, and the FTSE NAREIT Equity REITs Index

$250
$200
$150
$100
$50
$0
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/
Kite Realty Group Trust
S&P 500
FTSE NAREIT Equity RE

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	6/10	12/10	6/11	12/11	6/12	12/12	6/13	12/13	6/14	12/14

Kite Realty Group Trust	100.00	105.46	140.43	132.15	123.03	139.48	159.82	176.04	195.65	188.55	223.04
S&P 500	100.00	93.35	115.06	122.00	117.49	128.64	136.30	155.14	180.44	193.32	205.14
FTSE NAREIT Equity REITs	100.00	105.56	127.96	141.01	138.57	159.23	163.60	174.22	167.63	197.23	218.16

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth, on a historical basis, selected financial and operating information. The financial information has been derived from our consolidated balance sheets and statements of operations.  The share and per share information has been restated for the effects of our one-for-four reverse share split that occurred in August 2014.  This information should be read in conjunction with our audited consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31
	20141	20132	20123	20114	2010
Operating Data:
Total rental related revenue	$259,528	$129,488	$96,539	$89,116	$83,243
Expenses:
Property operating	38,703	21,729	16,756	16,830	16,181
Real estate taxes	29,947	15,263	12,858	12,448	10,681
General, administrative, and other	13,043	8,211	7,117	6,274	5,361
Merger and acquisition costs	27,508	2,214	364	—	—
Litigation charge, net	—	—	1,007	—	—
Depreciation and amortization	120,998	54,479	38,835	33,114	36,063
Total expenses	230,199	101,896	76,937	68,666	68,286
Operating income	29,329	27,592	19,602	20,450	14,957
Interest expense	(45,513)	(27,994)	(23,392)	(21,625)	(24,831
Income tax (expense) benefit of taxable REIT subsidiary	(24)	(262)	106	1	(266
Gain on sale of unconsolidated property	—	—	—	4,320	—
Remeasurement loss on consolidation of Parkside Town Commons, net	—	—	(7,980)	—	—
Other (expense) income, net	(244)	(62))))	209	607	884
(Loss) income from continuing operations	(16,452)	(726)	(11,455)	3,753	(9,256
Discontinued operations:
Income from operations, excluding impairment charge	—	834	656	1,630	70
Impairment charge	—	(5,372)	—	—	—
Gain on debt extinguishment	—	1,242	—	—	—
Gain (loss) on sale of operating properties	3,198	487	7,094	(398)	—
Income from discontinued operations	3,198	(2,809)	7,750	1,232	70
Loss before gain on sale of operating properties	(13,254)	(3,535)	(3,705)	4,985	(9,186
Gain on sale of operating properties, net	8,578	—	—	—	—
Consolidated net (loss) income	(4,676)	(3,535)	(3,705)	4,985	(9,186
Net (income) loss attributable to noncontrolling interests:	(1,025)	685	(629)	(4)	915
Net (loss) income attributable to Kite Realty Group Trust:	(5,701)	(2,850)	(4,334)	4,981	(8,271
Dividends on preferred shares:	(8,456)	(8,456)	(7,920)	(5,775)	(377
Net loss attributable to common shareholders	$(14,157)	$(11,306)	$(12,254)	$(794)	$(8,648
Loss per common share – basic and diluted:
Loss from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.29)	$(0.37)	$(1.04)	$(0.12)	$(0.56
(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	0.05	(0.11)	0.32	0.08	0.00
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.24)	$(0.48)	$(0.72)	$(0.04)	$(0.56

Weighted average Common Shares outstanding – basic and diluted	58,353,448	23,535,434	16,721,315	15,889,331	15,810,119
Distributions declared per Common Share	$1.02	$0.96	$0.96	$0.96	$0.96

Net loss attributable to Kite Realty Group Trust common shareholders:
Loss from continuing operations5	$(17,268)	$(8,686)	$(17,571)	$(1,891)	$(8,706
Discontinued operations	3,111	(2,620)	5,317	1,097	58
Net loss attributable to Kite Realty Group Trust common shareholders	$(14,157)	$(11,306)	$(12,254)	$(794)	$(8,648

1
In 2014, we disposed of multiple operating properties.  Of our 2014 disposals, the only property’s operations reflected as discontinued operations for each of the years presented is 50th and 12th, as the other disposals individually or in the aggregate did not represent a strategic shift that has or will have a major effect on our operations and financial results.  Further, the 50th and 12th operating property is included in discontinued operations, as the property was classified as held for sale as of December 31, 2013.

2
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

4	In December 2011, we sold our Martinsville Shops operating property. The operations of this property are reflected as discontinued operations for each of the years presented above.

5	Includes gain on sale of operating properties and preferred dividends.

	As of December 31
	2014	2013	2012	2011	2010
Balance Sheet Data:
Investment properties, net	$3,417,655	$1,644,478	$1,200,336	$1,095,721	$1,047,849
Cash and cash equivalents	43,826	18,134	12,483	10,042	15,395
Assets held for sale	179,642	—	—	—	—
Total assets	3,874,216	1,763,927	1,288,657	1,193,266	1,132,783
Mortgage and other indebtedness	1,554,263	857,144	699,909	689,123	610,927
Liabilities held for sale	81,164	—	—	—	—
Total liabilities	1,846,986	962,894	774,365	737,807	658,689
Redeemable noncontrolling interests in the Operating Partnership and other redeemable noncontrolling interests	125,082	43,928	37,670	41,836	44,115
Kite Realty Group Trust shareholders’ equity	1,898,784	753,557	473,086	409,372	423,065
Noncontrolling interests	3,364	3,548	3,536	4,251	6,914
Total liabilities and equity	3,874,216	1,763,927	1,288,657	1,193,266	1,132,783

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

Our Business and Properties

Kite Realty Group Trust, through its majority-owned subsidiary, Kite Realty Group, L.P., is engaged in the ownership, operation, acquisition, development, and redevelopment of neighborhood and community shopping centers in selected markets in the United States. We derive revenues primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. Our operating results therefore depend materially on the ability of our tenants to make required rental payments, conditions in the United States retail sector and overall real estate market conditions.

As of December 31, 2014, we owned interests in 118 retail operating properties totaling approximately 23.9 million square feet of gross leasable area (including approximately 7.7 million square feet of non-owned anchor space) located in 26 states.  We also own interests in one office operating property and an associated parking garage, as well as the office components at Eddy Street Commons and Traditions Village, totaling approximately 0.4 million square feet of net rentable area.

As of December 31, 2014, we also had an interest in four development projects under construction. Upon completion, these projects are anticipated to have approximately 0.9 million square feet of gross leasable area.

Additionally, as of December 31, 2014, we owned interests in various land parcels totaling approximately 105 acres.  These parcels are classified as “Land held for development” in investment properties in the accompanying consolidated balance sheets and are expected to be used for future expansion of existing properties, development of new retail or office properties or sold to third parties.

Portfolio Update

In evaluating acquisition, development, and redevelopment opportunities, we focus on strong sub-markets where median household income is above the median for the market.  We also focus on locations with population density, high traffic counts, and strong daytime work force populations.  Household incomes in our largest markets are significantly higher than the median for the market.

2014 was a strong year for the shopping center industry as landlords continued to take advantage of historically low new shopping center supply.  This has provided landlords the opportunity to optimize the tenant mix at properties and upgrade shop space.  Additionally, many existing retailers continue to grow by expanding into new markets and also expanding into new concepts such as Field & Stream by Dick’s Sporting Goods.  In addition, the continued investment by retailers in omni-channel operations to merge their brick and mortar and online operations is an opportunity for retailers with quality assets in strong locations to drive rent and occupancy growth.

In addition to targeting sub-markets with strong consumer demographics, we focus on having the appropriate tenant mix at each center.  Over 90% of our tenants are service oriented or have a notable online platform that has reduced the impact of the expansion of e-commerce on their operations.  We have aggressively targeted and executed leases with notable grocers including Publix, The Fresh Market, Earth Fare, and Sprout’s Farmers Market along with soft good retailers such as Dick’s Sporting Goods, TJX Companies, and Bed Bath and Beyond.  Additionally, we have identified cost-efficient ways to optimize space for junior anchors such as right-sizing office supply stores and backfilling the existing space with a tenant more suitable to the larger space.

Capital Activities

Our ability to obtain capital on satisfactory terms and to refinance borrowings as they mature is affected by the condition of the economy in general and by the financial strength of properties securing borrowings.

2014 was a transformative year for our capital structure as we significantly improved many key metrics.  The Merger increased the value of our unencumbered property pool and created additional liquidity.  In addition, the incremental cash flows enabled us to lower our debt to EBITDA ratio to 6.5 times as of December 31, 2014.  The lower leverage and higher operating cash flows led to us receiving investment grade ratings in 2014, which we believe will enhance our liquidity.  In addition, we disposed of multiple non-core properties and are under contract to sell seven additional properties in March 2015.  These sales provided us with an additional source of capital to reduce debt and potentially redeploy into core markets including the December 2014 acquisition of Rampart Commons in Las Vegas.

We also significantly increased our liquidity through amending the terms of our unsecured revolving credit facility (the “amended facility”) upon completion of the Merger and increased the total borrowing capacity from $200 million to $500 million.  The amended terms also include an extension of the maturity date to July 1, 2018, which may be further extended at our option for up to two additional periods of six months, subject to certain conditions.

On July 1, 2014, we also amended the terms of our $230 million Term Loan (the “amended Term Loan”).   The amended Term Loan has a maturity date of July 1, 2019, which may be extended for an additional six months at the Company’s option subject to certain conditions.

The amount that we may borrow under our amended facility is based on the value of assets in our unencumbered property pool.  As of December 31, 2014, the full amount of our amended facility, or $500 million, was available for draw based on the unencumbered property pool allocated to the facility.  Taking into account outstanding draws and letters of credit, as of December 31, 2014, we had $333.2 million available for future borrowings under our amended facility.  In addition, our unencumbered assets could provide approximately $120 million of additional borrowing capacity under our amended facility, if the expansion feature was exercised.  Finally, we had $43.8 million in cash and cash equivalents as of December 31, 2014.

The amendment of our credit facilities and the achievement of investment grade ratings provide us with more flexibility for future capital activity.  Our investment grade credit ratings provide us with access to the unsecured public bond market which we may use in the future to finance acquisition activity, repay debt maturing in the near term and fix interest rates that are currently at historically low levels.

The ability to obtain new financing is also important to our business due to the capital needs of our existing and future development and redevelopment projects. As of December 31, 2014, the unfunded portion of the total estimated costs of our development and redevelopment projects under construction was approximately $62 million. While we believe we have access to sufficient funding through a combination of existing construction loans and uses of our available liquidity to be able to complete these projects, adverse market conditions may make it more costly and difficult to raise additional capital, if necessary.

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

Valuation of Investment Properties

Management reviews both operational and development projects, land parcels and intangible assets for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment.  Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets.  Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset.  Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels.  If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate. Management does not believe any investment properties, development assets, or land parcels were impaired as of December 31, 2014.

Depreciation may be accelerated for a redevelopment project including partial demolition of existing structure after the asset is assessed for impairment.

Operating properties held for sale include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year, amongst other factors. Operating properties are carried at the lower of cost or fair value less estimated costs to sell. Depreciation and amortization are suspended during the held-for-sale period.  We have classified seven operating properties as held for sale as of December 31, 2014 (see Note 11).

Our operating properties have operations and cash flows that can be clearly distinguished from the rest of our activities. Historically, the operations reported in discontinued operations include those operating properties that were sold or were considered held-for-sale and for which operations and cash flows can be clearly distinguished.  The operations from these properties are eliminated from ongoing operations, and we will not have a continuing involvement after disposition.  In the first quarter of 2014, we adopted the provisions of ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity and as a result the operating properties sold during 2014, except for 50th and 12th and the seven operating properties that are classified as held for sale as of December 31, 2014 are not included in discontinued operations in the accompanying Statements of Operations as the disposals neither individually nor in the aggregate represent a strategic shift that has or will have a major effect on our operations or financial results.  The 50th and 12th operating property is included in discontinued operations for the years ended December 31, 2014, 2013 and 2012, as the property was classified as held for sale as of December 31, 2013 and is reported under the former rules.  In addition, the provisions of ASU 2014-08 were not required to be applied retroactively.

Acquisition of Real Estate Investments

Upon acquisition of real estate operating properties, we estimate the fair value of acquired identifiable tangible assets and identified intangible assets and liabilities, assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date.  Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities.  In making estimates of fair values for the purpose of allocating purchase price, a number of sources are utilized, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities.  In 2014, we utilized a third party valuation expert to assist in the allocation of the purchase price of the operating properties acquired as part of the Merger.

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

•
the fair value of any assumed financing that is determined to be above or below market terms.  We utilize third party and independent sources for our estimates to determine the respective fair value of each mortgage payable.  The fair market value of each mortgage payable is amortized to interest expense over the remaining initial terms of the respective loan.

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

Certain properties we acquired from the Merger included earnout components to the purchase price, meaning the previous owner did not pay a portion of the purchase price of the property at closing, although they owned the entire property. We are not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have an obligation period remaining of one year or less as of December 31, 2014. If at the end of the time period certain space has not been leased, occupied and rent producing, we will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on our best estimate, we have recorded a liability for the potential future earnout payments using estimated fair value measurements at the end of the period which include the lease-up periods, market rents and probability of occupancy. We have recorded this earnout amount as additional purchase price of the related properties and as a liability included in deferred revenue and intangibles, net and other liabilities on the accompanying consolidated balance sheets.

Revenue Recognition

As lessor, we retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases.

Minimum rent, percentage rent, and expense recoveries from tenants for common area maintenance costs, insurance and real estate taxes are our principal source of revenue.  Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent percentage rent). Overage rent is recognized when tenants achieve the specified targets as defined in their lease agreements.  Overage rent is included in other property related revenue in the accompanying statements of operations.  As a result of generating this revenue, we will routinely have accounts receivable due from tenants. We are subject to tenant defaults and bankruptcies that may affect the collection of outstanding receivables. To address the collectability of these receivables, we analyze historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts and straight line rent reserve. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

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

Note 3 to the accompanying consolidated financial statements includes a discussion of fair values recorded when we acquired a controlling interest in Parkside Town Commons development project.  Level 3 inputs to this transaction include our estimations of the fair value of the real estate and related assets acquired.

Note 5 to the accompanying consolidated financial statements includes a discussion of fair values recorded when we recorded an impairment charge on its Kedron Village property.  Level 3 inputs to this transaction include our estimations of market leasing rates, discount rates, holding period, and disposal values.

Note 10 to the accompanying consolidated financial statements includes a discussion of the fair values recorded in purchase accounting.  Level 3 inputs to these acquisitions include our estimations of market leasing rates, tenant-related costs, discount rates, and disposal values.

Income Taxes and REIT Compliance

We are considered a corporation for federal income tax purposes and we have been organized and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT for federal income tax purposes. As a result, we generally will not be subject to federal income tax on the earnings that we distribute to the extent we distribute our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to our shareholders and meet certain other requirements on a recurring basis.  To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income.  REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates for a period of four years following the year in which qualification was lost.  We may also be subject to certain federal, state and local taxes on our income and property and to federal income and excise taxes on our undistributed income even if we do qualify as a REIT.

Inflation

    Inflation has not had a significant impact on our results of operations because of relatively low inflation rates in recent years.  Additionally, most of our leases contain provisions designed to mitigate the adverse impact of inflation by requiring the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in operating expenses resulting from inflation. Furthermore, many of our leases are for terms of less than ten years, which enables us to seek to increase rents upon re-rental at market rates if current rents are below the then existing market rates.

Results of Operations

At December 31, 2014, we owned interests in 123 properties (consisting of 118 retail operating properties, three retail redevelopment properties, and one office operating property and an associated parking garage).  Also, as of December 31, 2014, we had an interest in four retail development projects that were under construction.

At December 31, 2013, we owned interests in 72 properties (consisting of 66 retail operating properties, 4 retail redevelopment properties, and one office operating property and an associated parking garage).  Also, as of December 31, 2013, we had an interest in two development projects that were under construction and one development project that has not yet commenced construction.

At December 31, 2012, we owned interests in 60 properties (consisting of 54 retail operating properties, 4 retail redevelopment properties, and one office operating property and an associated parking garage).  Also, as of December 31, 2012, we had an interest in three development projects that were under construction and three development projects that had not yet commenced construction.

The comparability of results of operations is significantly affected by our merger with Inland Diversified on July 1, 2014 and by our development, redevelopment, and operating property acquisition and disposition activities in 2012 through 2014.  Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2014 and 2013” and “Comparison of Operating Results for the Years Ended December 31, 2013 and 2012”) in conjunction with the discussion of these activities during those periods, which is set forth below.

Property Acquisition Activities

During 2014, 2013 and 2012, we acquired the properties below.

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)	Owned GLA

Cove Center	Stuart, FL	June 2012	$22.1	155,063
12th Street Plaza	Vero Beach, FL	July 2012	15.2	138,268
Publix at Woodruff	Greenville, SC	December 2012	9.1	68,055
Shoppes at Plaza Green	Greenville, SC	December 2012	28.8	194,807
Shoppes of Eastwood	Orlando, FL	January 2013	11.6	69,037
Cool Springs Market	Nashville, TN	April 2013	37.6	223,912
Castleton Crossing	Indianapolis, IN	May 2013	39.0	277,812
Toringdon Market	Charlotte, NC	August 2013	15.9	60,464

Nine Property Portfolio	Various	November 2013	304.0	1,977,711

Merger with Inland Diversified	Various	July 2014	2,128.6	10,719,471

Rampart Commons	Las Vegas, NV	December 2014	32.3	81,292

Operating Property Disposition Activities

During 2014, 2013 and 2012, we sold or disposed of the operating properties listed in the table below.

Property Name	MSA	Disposition Date	Owned GLA

Gateway Shopping Center	Seattle, WA	February 2012	99,444
South Elgin Commons	Chicago, IL	June 2012	128,000
50 South Morton	Indianapolis, IN	July 2012	2,000
Coral Springs Plaza	Ft. Lauderdale, FL	September 2012	46,079
Pen Products	Indianapolis, IN	October 2012	85,875
Indiana State Motor Pool	Indianapolis, IN	October 2012	115,000
Sandifur Plaza	Pasco, WA	November 2012	12,552
Zionsville Place	Indianapolis, IN	November 2012	12,400
Preston Commons	Dallas, TX	December 2012	27,539
Kedron Village	Atlanta, GA	July 2013	157,345
Cedar Hill Village	Dallas, TX	September 2013	44,214
50th and 12th (Walgreens) 1	Seattle, WA	January 2014	14,500
Red Bank Commons	Evansville, IN	March 2014	34,258
Ridge Plaza	Oak Ridge, NJ	March 2014	115,088
Zionsville Walgreens	Zionsville, IN	September 2014	14,550
Tranche I of Portfolio Sale to Inland Real Estate	Various	November & December 2014	805,644

____________________
1	Operating property was classified as held for sale as of December 31, 2013.

Development Activities

During the years ended December 31, 2014, 2013 and 2012, the following significant development properties became operational or partially operational:

Property Name	MSA	Economic Occupancy Date1	Owned GLA

Delray Marketplace	Delray Beach, FL	January 2013	260,153
Holly Springs Towne Center – Phase I	Raleigh, NC	March 2013	207,589
Parkside Town Commons – Phase I	Raleigh, NC	March 2014	104,978
Parkside Town Commons – Phase II	Raleigh, NC	September 2014	275,432

____________________
1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

Redevelopment Activities

During portions 2014, 2013 and 2012, the following redevelopment properties were under construction:

Property Name	MSA	Transition to Redevelopment1	Transition to Operations	Owned GLA

Oleander Place	Wilmington, North Carolina	February 2011	December 2012	45,530
Rangeline Crossing	Carmel, Indiana	June 2012	June 2013	97,511
Four Corner Square	Seattle, Washington	September 2008	December 2013	107,998
King’s Lake Square	Naples, Florida	July 2013	April 2014	88,153
Bolton Plaza	Jacksonville, Florida	June 2008	September 2014	155,637
Gainesville Plaza2	Gainesville, Florida	June 2013	Pending	162,693

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.

2
In March 2014, we signed leases with Ross Dress and Burlington Coat Factory to anchor the project.  Burlington Coat Factory opened in September 2014 and Ross Dress is expected to open in the first half of 2015.  The project is currently 81.6% leased or committed.

Anchor Tenant Openings

Included below is a list of anchor tenants that opened in 2014.

Tenant Name	Property Name	MSA	Owned GLA

LA Fitness	Bolton Plaza	Jacksonville, FL	38,000
Sprouts Farmers Market	Sunland Towne Center	El Paso, TX	31,541
Fresh Market	Lithia Crossing	Tampa Bay, FL	18,091
Walgreens	Rangeline Crossing	Indianapolis, IN	15,300
Publix	King’s Lake Square	Naples, FL	88,153
Target1	Parkside Town Commons – Phase I	Raleigh, NC	─
Harris Teeter2	Parkside Town Commons – Phase I	Raleigh, NC	53,000
Total Wine and More	International Speedway Square	Daytona, FL	23,942
Walgreens	Four Corner Square	Seattle, WA	14,820
Petco	Parkside Town Commons – Phase I	Raleigh, NC	12,500
Field and Stream	Parkside Town Commons – Phase II	Raleigh, NC	50,000
Golf Galaxy	Parkside Town Commons – Phase II	Raleigh, NC	35,000
Burlington Coat Factory	Gainesville Plaza	Gainesville, FL	65,000

____________________
1	Target is an anchor that owns its 135,300 square foot store.

2	Ground lease tenant.

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

The following table reflects same property NOI (and reconciliation to net loss attributable to common shareholders) for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
($ in thousands)	2014	2013	% Change
Number of comparable properties at period end1	52	52

Leased percentage at period end	96.1%	96.4%
Economic Occupancy percentage at period end2	94.8%	93.1%

Net operating income – same properties (52 properties)3	$68,033	$65,005	4.7%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income - same properties	$68,033	$65,005
Net operating income - non-same activity	122,845	27,491
Other expense, net	(268)	(324)
General, administrative and other	(13,043)	(8,211)
Merger and acquisition costs	(27,508)	(2,214)
Impairment charge	-	(5,372)
Depreciation expense	(120,998)	(54,479)
Interest expense	(45,513)	(27,994)
Discontinued operations	-	2,563
Gain on sales of operating properties, net	11,776	—
Net (income) loss attributable to noncontrolling interests	(1,025)	685
Dividends on preferred shares	(8,456)	(8,456)
Net loss attributable to common shareholders	$(14,157)	$(11,306)

____________________
1	Same Property NOI analysis excludes operating properties in redevelopment.

2	Excludes leases that are signed but for which tenants have not commenced payment of cash rent.

3
Same Property NOI excludes net gains from outlot sales, straight-line rent revenue, bad debt expense and related recoveries, lease termination fees, amortization of lease intangibles and significant prior year expense recoveries and adjustments, if any.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales and impairment of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for merger and acquisition costs, accelerated amortization of deferred financing fees in 2013 and 2012, a non-cash gain on debt extinguishment in 2013, and a litigation charge in 2012.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of adjusted FFO (“AFFO”) provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO should not be considered as an alternative to consolidated net income (loss) (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs.

Our calculation of FFO1 (and reconciliation to consolidated net loss, as applicable) for the years ended December 31, 2014, 2013 and 2012 (unaudited) is as follows:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Consolidated net loss	$(4,676)	$(3,535)	$(3,705)
Less dividends on preferred shares	(8,456)	(8,456)	(7,920)
Less net income attributable to noncontrolling interests in properties	(1,435)	(121)	(138)
Less gain on sale of operating properties	(11,776)	(487)	(7,094)
Add remeasurement loss on consolidation of Parkside Town Commons, net	—	—	7,980
Add impairment charge	—	5,372	—
Add depreciation and amortization of consolidated entities, net of noncontrolling interests	120,452	54,850	41,358
Funds From Operations of the Operating Partnership	94,109	47,623	30,481
Less Limited Partners' interest in Funds From Operations	(2,541)	(3,195)	(3,021)
Funds From Operations allocable to the Company	$91,568	$44,428	$27,460

Funds From Operations of the Operating Partnership	$94,109	$47,623	$30,481
Add write-off of loan fees on early repayment of debt	—	488	500
Add Merger and acquisition costs	27,508	1,648	—
Add ligitation charge, net	—	—	1,007
Less Gain on debt extinguishment	—	(1,242)	—
Funds From Operations of the Kite Portfolio, as adjusted	$121,617	$48,517	$31,988

____________________
1
“Funds From Operations of the Kite Portfolio, as adjusted” measures 100% of the operating performance of the Operating Partnership’s real estate properties and construction and service subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013	Net change 2013 to 2014
Revenue:
Rental income (including tenant reimbursements)	$252,228	$118,059	$134,169
Other property related revenue	7,300	11,429	(4,129)
Total revenue	259,528	129,488	130,040
Expenses:
Property operating	38,703	21,729	16,974
Real estate taxes	29,947	15,263	14,684
General, administrative, and other	13,043	8,211	4,832
Merger and acquisition costs	27,508	2,214	25,294
Depreciation and amortization	120,998	54,479	66,519
Total expenses	230,199	101,896	128,303
Operating income	29,329	27,592	1,737
Interest expense	(45,513)	(27,994)	(17,519)
Income tax expense of taxable REIT subsidiary	(24)	(262)	238
Other expense, net	(244)	(62)	(182)
Loss from continuing operations	(16,452)	(726)	(15,726)
Discontinued operations:
Discontinued operations	-	834	(834)
Impairment Charge	-	(5,372)	5,372
Non-cash gain on debt extinguishment	-	1,242	(1,242)
Gain on sale of operating properties	3,198	487	2,711
Gain (loss) from discontinued operations	3,198	(2,809)	6,007
Loss before gain on sale of operating properties	(13,254)	(3,535)	(9,719)
Gain on sale of operating properties	8,578	-	8,578
Consolidated net loss	(4,676)	(3,535)	(1,141)
Add: Net (income) loss attributable to noncontrolling interests	(1,025)	685	(1,710)
Net loss attributable to Kite Realty Group Trust	(5,701)	(2,850)	(2,851)
Dividends on preferred shares	(8,456)	(8,456)	-
Net loss attributable to Kite Realty Group Trust common shareholders	$(14,157)	$(11,306)	$(2,851)

    Rental income (including tenant reimbursements) increased $134.2 million, or 113.6%, due to the following:

(in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$85,310
Properties acquired during 2013 and 2014	32,816
Development properties that became operational or were partially operational in 2013 and/or 2014	4,775
Properties sold during 2014	(2,486)
Properties sold to Inland Real Estate during 2014	6,662
Properties under redevelopment during 2013 and/or 2014	2,025
Properties fully operational during 2013 and 2014 and other	5,067
Total	$134,169

    The net increase of $5.1 million in rental income for fully operational properties is primarily attributable to anchor tenant openings at certain operating properties, improvement in small shop occupancy, and an improvement in expense recoveries from tenants.  For the total portfolio, the overall recovery ratio for reimbursable expenses improved to 84.7% for the year ended December 31, 2014 compared to 78.3% for the year ended December 31, 2013.  The improved ratio is mostly due to higher occupancy.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue decreased by $4.1 million, primarily as a result of lower gains on land sales of $4.7 million partially offset by increases in overage rent income of $0.5 million.

Property operating expenses increased $17.0 million, or 78.1%, due to the following:

(in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$8,022
Properties acquired during 2013 and 2014	5,714
Development properties that became operational or were partially operational in 2013 and/or 2014	1,063
Properties sold during 2014	(274)
Properties sold to Inland Real Estate during 2014	943
Properties under redevelopment during 2013 and/or 2014	497
Properties fully operational during 2013 and 2014 and other	1,009
Total	$16,974

The net $1.0 million increase in property operating expenses at properties fully operational during 2013 and 2014 was due to higher maintenance, landscaping and insurance costs.

Real estate taxes increased $14.7 million, or 96.2%, due to the following:

(in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$10,317
Properties acquired during 2013 and 2014	3,513
Development properties that became operational or were partially operational in 2013 and/or 2014	701
Properties sold during 2014	(258)
Properties sold to Inland Real Estate during 2014	682
Properties under redevelopment during 2013 and/or 2014	57
Properties fully operational during 2013 and 2014 and other	(328)
Total	$14,684

The net $0.3 million decrease in real estate taxes at properties fully operational during 2013 and 2014 was due to successful appeals at certain properties.  The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $4.8 million, or 58.8%, due primarily to higher public company and personnel costs largely associated with the Merger.  Specifically, our year-end employee base increased 48.4% from 95 employees in 2013 to 141 employees in 2014.

Merger and acquisition costs for the year ended December 31, 2014 related almost entirely to our merger with Inland Diversified and totaled $27.5 million compared to $2.2 million of costs for property acquisitions for the year ended December 31, 2013.  The majority of the $27.5 million related to investment banking, lender, due diligence, legal, and professional expenses.

Depreciation and amortization expense increased $66.5 million, or 122.1%, due to the following:

(in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$41,851
Properties acquired during 2013 and 2014	20,794
Development properties that became operational or were partially operational in 2013 and/or 2014	4,424
Properties sold during 2014	(764)
Properties sold to Inland Real Estate during 2014	2,357
Properties under redevelopment during 2013 and/or 2014	(3,407)
Properties fully operational during 2013 and 2014 and other	1,264
Total	$66,519

The net increase of $1.3 million in depreciation and amortization expense at properties fully operational during 2013 and 2014 was primarily due to an increase in anchor tenants openings.

Interest expense increased $17.5 million, or 62.6%.  The increase partially resulted from our assumption of $859.6 million of debt from the Merger.  The increase was also due to certain development and redevelopment projects, including Delray Marketplace, Holly Springs Towne Centre – Phase I, Rangeline Crossing, Four Corner Square, and Parkside Town Commons – Phase I becoming operational.  As a portion of the project becomes operational, we expense pro-rata amount of related interest expense.

We recorded an impairment charge of $5.4 million related to our Kedron Village operating property for the year ended December 31, 2013.  We also recognized a non-cash gain of $1.2 million resulting from the transfer of the Kedron Village assets to the lender in satisfaction of the debt.  See additional discussion in Note 5 to the consolidated financial statements.

We had a gain from discontinued operations of $3.2 million for the year ended December 31, 2014 compared to a loss of $0.5 million in the same period of 2013.  The current year gain from discontinued operations relates to the sale of the 50th and 12th operating property, which was classified as held for sale as of December 31, 2013 and 2012.  In the first quarter of 2014, we adopted the provisions of ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The Red Bank Commons, Ridge Plaza, Zionsville Walgreens and Tranche I operating properties are not included in discontinued operations in the accompanying Statements of Operations for the year ended December 31, 2014 and 2013, as the disposals individually and in the aggregate did not represent a strategic shift that has or will have major effect on our operations and financial results.

In addition, we recorded gains on the sales of our Red Bank Commons, Ridge Plaza, Zionsville Walgreens, and Tranche I operating properties we sold to Inland Real Estate totaling $8.6 million for the year ended December 31, 2014.  Disposal gains and losses in prior years were generally classified in discontinued operations prior to our adoption of ASU 2014-08.

The allocation to net income of noncontrolling interests increased due to allocations to joint venture partners in certain consolidated properties acquired as part of the Merger.  These partners are allocated income generally equal to the distribution received from the operations of the properties in which they hold an interest.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012	Net change 2012 to 2013
Revenue:
Rental income (including tenant reimbursements)	$118,059	$92,495	$25,564
Other property related revenue	11,429	4,044	7,385
Total revenue	129,488	96,539	32,949
Expenses:
Property operating	21,729	16,756	4,973
Real estate taxes	15,263	12,858	2,405
General, administrative, and other	8,211	7,117	1,094
Acquisition costs	2,214	364	1,850
Litigation charge, net	-	1,007	(1,007)
Depreciation and amortization	54,479	38,835	15,644
Total expenses	101,896	76,937	24,959
Operating income	27,592	19,602	7,990
Interest expense	(27,994)	(23,392)	(4,602)
Income tax (expense) benefit of taxable REIT subsidiary	(262)	106	(368)
Remeasurement loss on consolidation of Parkside Town Commons, net	-	(7,980)	7,980
Other (expense) income, net	(62)	209	(271)
Loss from continuing operations	(726)	(11,455)	10,729
Discontinued operations:
Discontinued operations	834	656	178
Impairment Charge	(5,372)	-	(5,372)
Non-cash gain on debt extinguishment	1,242	-	1,242
Gain on sale of operating properties	487	7,094	(6,607)
(Loss) gain from discontinued operations	(2,809)	7,750	(10,559)
Consolidated net loss	(3,535)	(3,705)	170
Add: Net loss (income) attributable to noncontrolling interests	685	(629)	1,314
Net loss attributable to Kite Realty Group Trust	(2,850)	(4,334)	1,484
Dividends on preferred shares	(8,456)	(7,920)	(536)
Net loss attributable to Kite Realty Group Trust common shareholders	$(11,306)	$(12,254)	$948

Rental income (including tenant reimbursements) increased by $25.6 million, or 27.6%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$6,760
Properties acquired during 2012 and 2013	15,509
Properties under redevelopment during 2012 and/or 2013	966
Properties fully operational during 2012 and 2013 & other	2,329
Total	$25,564

The net increase of $2.3 million in rental income for fully operational properties is primarily attributable to the improvement in base rental revenue due to improved occupancy levels at operating properties including anchor leases at our Cedar Hill Plaza, Rivers Edge, and Cobblestone Plaza operating properties along with improved rent spreads on new and renewal leases.  In addition, we had increased recovery income due to an increase in recoverable property operating expenses and real estate taxes of $1.5 million along with higher recovery rates due to improved occupancy levels.

For the total portfolio, the overall recovery ratio for reimbursable expenses improved to 78.3% for the year ended December 31, 2013 compared to 77.1% for the year ended December 31, 2012.

Other property related revenue primarily consists of gains from land sales, lease settlement income, parking revenues, and percentage rent. This revenue increased $7.4 million, or 183%, primarily as a result of higher gains from land sales of $5.5 million (including a pre-tax increase of $0.9 million related to sales of residential units at Eddy Street Commons) and higher lease termination fees of $1.8 million.  We also recorded a gain on an outlot sale at Cobblestone Plaza of $3.9 million in 2013.  The majority of the termination fee relates to a former anchor tenant at Bayport Commons where a replacement anchor commenced in November 2013.

Property operating expenses increased by $5.0 million, or 29.7%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$1,789
Properties acquired during 2012 and 2013	1,950
Properties under redevelopment during 2012 and/or 2013	31
Properties fully operational during 2012 and 2013 & other	1,203
Total	$4,973

The net $1.2 million increase in property operating expenses at properties fully operational during 2012 and 2013 was primarily due to the following:

•	$0.5 million net increase in repairs and maintenance at a number of our operating properties in 2013;

•	$0.3 million increase in insurance due to higher costs at our Florida properties. The majority of this increase is recoverable from tenants;

•	$0.2 million increase in snow removal costs. The majority of this increase is recoverable from tenants; and

•	The changes in other categories of expense were not individually significant.

Real estate taxes increased $2.4 million, or 18.7%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$244
Properties acquired during 2012 and 2013	1,927
Properties under redevelopment during 2012 and/or 2013	(84)
Properties fully operational during 2012 and 2013 & other	318
Total	$2,405

The net $0.3 million increase in real estate taxes at properties fully operational during 2012 and 2013 was primarily due to increases in assessments at certain operating properties.  The majority of the increases and decreases in our real estate tax expense from increased assessments and subsequent appeals is recoverable from (or reimbursable to) tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $1.1 million, or 15.4%, due primarily to an increase in personnel-related expenses related to increase in the size of the portfolio along with an increase in other public company-related costs.

Acquisition costs increased $1.9 million due to the higher acquisition volume in 2013 compared to 2012.  We acquired thirteen properties in 2013 compared to four properties in 2012.

In 2012, we recorded a litigation charge, net of $1.0 million.  This relates to the damages and attorney’s fees related to a claim by a former tenant net of certain recoveries.  See additional discussion in Note 5 to the consolidated financial statements.

Depreciation and amortization expense increased $15.6 million, or 40.3%, due to the following:

Net change 2012 to 2013
Development properties that became operational or were partially operational in 2012 and/or 2013	$2,720
Properties acquired during 2012 and 2013	9,542
Properties under redevelopment during 2012 and/or 2013	1,617
Properties fully operational during 2012 and 2013 & other	1,765
Total	$15,644

The net increase of $1.8 million in depreciation and amortization expense at properties fully operational during 2012 and 2013 was due to additional assets placed in-service related to anchor retenanting at certain of our operating properties.

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

The 2012 $8.0 million remeasurement loss on consolidation of Parkside Town Commons, net relates to the acquisition of our partner’s interest in the Parkside Town Commons joint venture.  See additional discussion in Note 4 to the accompanying consolidated financial statements.

Within discontinued operations, we recorded an impairment charge of $5.4 million and a gain on debt extinguishment of $1.2 million related to the disposal of our Kedron Village property in 2013.  Excluding this activity, we had a loss related to discontinued operations of $0.8 million for the year ended December 31, 2013 compared to income of $0.7 million for the year ended December 31, 2012.  We sold multiple properties in 2012 for a net gain of $7.1 million compared to one property in 2013 for a net gain of $0.5 million.  See additional discussion of the Kedron Village transaction in Note 5 to the consolidated financial statements.

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

In 2014, we received investment grade credit ratings, which we believe will further enhance our liquidity.

Our Principal Capital Resources

For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 66.  In addition to cash generated from operations, we discuss below our other principal capital resources.

    The Merger and subsequent activities substantially improved our liquidity position and cash flows from operations along with reducing our borrowing costs and extending our debt maturities.  The additional cash flows from operations allow us to maintain a balanced approach to growth in order to retain our financial flexibility.

On July 1, 2014, in conjunction with the Merger, we amended the terms of our unsecured revolving credit facility (the “amended facility”) and increased the total borrowing capacity from $200 million to $500 million.  The amended terms also include an extension of the maturity date to July 1, 2018, which may be further extended at our option for up to two additional periods of six months, subject to certain conditions, and a reduction in the interest rate to LIBOR plus 140 to 200 basis points, depending on our leverage, from LIBOR plus 165 to 250 basis points.  The amended facility has a fee of 15 to 25 basis points on unused borrowings.  We may increase our borrowings under the amended facility up to $750 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the amended facility, to provide such increased amounts.

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

As of December 31, 2014, we had approximately $333.2 million available for future borrowings under our unsecured revolving credit facility.  In addition, our unencumbered assets could provide approximately $120 million of additional borrowing capacity under the unsecured revolving credit facility, if the expansion feature was exercised.

We were in compliance with all applicable financial covenants under the unsecured revolving credit facility and the amended Term Loan as of December 31, 2014.

Finally, we had $43.8 million in cash and cash equivalents as of December 31, 2014.  This includes approximately $16.1 million of cash proceeds received from 2014 property sales to potentially be utilized for future acquisitions.

Among the benefits we expect to realize from the Merger is increased cash flow.  In the future, we may raise capital by disposing of properties, land parcels or other assets that are no longer core components of our growth strategy.  The sale price may differ from our carrying value at the time of sale.  We will also continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities.

Sale of Real Estate Assets

    We may pursue opportunities to sell non-strategic real estate assets in order to generate additional liquidity.  Our ability to dispose of such properties is dependent on the availability of credit to potential buyers to purchase properties at prices that we consider acceptable.  Sales prices on such transactions may be less than our carrying value.

On September 16, 2014, we entered into a Purchase and Sale Agreement with Inland Real Estate, which provides for the sale of 15 of our operating properties (the “Portfolio”) to Inland Real Estate in two separate tranches with the option for the sale of a 16th property, Village at Bay Park.  On December 14, 2014, we closed on the sale of the first tranche of eight retail operating properties for approximately $151 million or $75 million of net proceeds after the buyer’s assumption of mortgages.  The second tranche of seven properties is expected to close on or before March 16, 2015, subject to the satisfaction of customary closing conditions, for a gross sales price of approximately $167 million, or approximately $103 million of net proceeds after the buyer’s assumption of mortgages.

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

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of December 31, 2014, we have $113 million of debt scheduled to mature prior to December 31, 2015, excluding scheduled monthly principal payments.  We have sufficient liquidity to repay these obligations from current resources and capacity, but we are also pursuing financing alternatives to enable us to repay these loans.

Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common and preferred shareholders and to persons who hold units in our Operating Partnership, and recurring capital expenditures. In December 2014, our Board declared a quarterly cash distribution of $0.26 per common share and common operating partnership unit (totaling $22.1 million) for the quarter ended December 31, 2014.  This distribution was paid on January 13, 2015 to common shareholders of record as of January 6, 2015.  In February 2015, our Board declared a quarterly preferred share cash distribution of $0.515625 per Series A Preferred Share covering the distribution period from December 2, 2014 to March 1, 2015 payable to shareholders of record as of February 17, 2015.  Also in February 2015, our Board declared a quarterly common share distribution of $0.2725 per common share for the quarter ended March 31, 2015 to shareholders of record as of April 6, 2015, which represents a 4.8% increase.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from period to period.  During the year ended December 31, 2014, we incurred $2.1 million of costs for recurring capital expenditures on operating properties and also incurred $6.0 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $16 million to $20 million of additional major tenant improvements and renovation costs within the next twelve months at several of our operating properties.  As of December 31, 2014, we have not commenced any redevelopment opportunities in the properties acquired through the Merger; however, we believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations and borrowings on our unsecured revolving credit facility.

    As of December 31, 2014, we had five development and redevelopment projects under construction.  The total estimated cost of these projects is approximately $214.8 million, of which $153.2 million had been incurred as of December 31, 2014.  We currently anticipate incurring the remaining $61.6 million of costs over the next eighteen months.  We believe we currently have sufficient financing in place to fund the projects and expect to do so primarily through existing or new construction loans or borrowings on our unsecured revolving credit facility.

As of December 31, 2014, six of our properties, which are properties acquired by Inland Diversified prior to the date of the Merger, have earnout components whereby we are required to pay the seller additional consideration based on subsequent leasing activity of vacant space. The maximum potential earnout payment was $9.7 million at December 31, 2014.  The expiration dates of the remaining earnouts range from January 31, 2015 through December 28, 2015.  We believe we currently have sufficient funds in place to pay these potential earnouts.

    Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Redevelopment Properties Pending Commencement of Construction. As of December 31, 2014 two of our properties (Courthouse Shadows and Hamilton Crossing) were undergoing preparation for redevelopment and leasing activity.  We are currently evaluating our total incremental investment in these redevelopment projects of which $0.7 million had been incurred as of December 31, 2014.  Our anticipated total investment could change based upon negotiations with prospective tenants.  We believe we currently have sufficient financing in place to fund our investment in these projects through borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash basis capital expenditures for our development and redevelopment properties and capital expenditures for the year ended December 31, 2014 and on a cumulative basis since the project’s inception:

	Year Ended December 31, 2014 (in thousands)	Cumulative Through December 31, 2014 (in thousands)
Under Construction Developments	$47,969	$145,560
Under Construction – Redevelopments	7,625	7,677
Pending Construction - Redevelopments	370	729
Total for Development Activity	55,964	153,966
Recently Completed Developments, net1	12,676	N/A
Miscellaneous Other Activity, net	19,061	N/A
Recurring Operating Capital Expenditures (Primarily Tenant Improvement Payments)	6,852	N/A
Total	$94,553	$153,966

____________________
1	This classification includes Delray Marketplace, Holly Springs Towne Center – Phase I, Rangeline Crossing, Four Corner Square, Bolton Plaza, and King’s Lake Square.

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense for the year ended December 31, 2014 of $0.5 million.

Cash Flows

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Cash provided by operating activities was $42.2 million for the year ended December 31, 2014, a decrease of $9.9 million from the same period of 2013.  The decrease was primarily due to outflows for our merger costs and costs incurred by Inland Diversified prior to the Merger that were paid by us subsequent to June 30, 2014.

Cash provided by investing activities was $186.9 million for the year ended December 31, 2014, as compared to cash used in investing activities of $514.9 million in the same period of 2013.  Highlights of significant cash sources and uses are as follows:

•
Net proceeds of $191.1 million related to the sales of the Red Bank Commons, Ridge Plaza, 50th and 12th, Zionsville Walgreens and Tranche I operating properties in 2014 compared to net proceeds of $7.3 million in 2013;

•	Net proceeds of $18.6 million related to the sale of marketable securities in 2014. These securities were acquired as part of the Merger;

•
Net cash acquired of $108.7 million upon completion of the Merger.  A portion of this cash was utilized to retire construction loans and other indebtedness while the remainder was retained for working capital including payment of Merger related costs;

•	Net cash outflow of $407.2 million related to 2013 acquisitions compared to net cash outflows of $19.7 million in 2014;

•	Net cash outflow of $2.8 million on seller earnouts in 2014, while there were no seller earnout payments in the same period of 2013;

•
Decrease in capital expenditures of $18.0 million, offset by an increase in construction payables of $12.6 million as significant construction was ongoing at Gainesville Plaza, Parkside Town Commons – Phase I & II, Holly Springs Towne Center – Phase II and Tamiami Crossing in 2014.

Cash used in financing activities was $203.4 million for the year ended December 31, 2014, compared to cash provided by financing activities of $468.5 million in the same period of 2013.  Highlights of significant cash sources and uses in 2014 are as follows:

•	In 2014, we drew $66.7 million on the unsecured revolving credit facility to fund the acquisition of Rampart Commons, redevelopment and tenant improvement costs;

•	In 2014, we drew $50.8 million on construction loans related to development projects;

•	In 2014, we paid down $51.7 million on the unsecured revolving credit facility utilizing a portion of proceeds from property sales and cash on hand;

•
In July, we retired loans totaling $41.6 million that were secured by land at 951 and 41 in Naples, Florida, Four Corner Square, and Rangeline Crossing utilizing cash on hand obtained as part of the Merger;

•	We retired loans totaling $8.6 million that were secured by the 50th and 12th and Zionsville Walgreens operating properties upon the sale of these properties;

•
In December 2014, we retired the $15.8 million loan secured by our Eastgate Pavilion operating property, the $1.9 million loan secured by our Bridgewater Marketplace operating property, the $34.0 million loan secured by our Holly Springs – Phase I development property and the $15.2 million loan secured by Wheatland Town Crossing utilizing a portion of proceeds from property sales;

•	In December 2014, we paid down $4.0 million on the loan secured by Delray Marketplace operating property;

•	Distributions to common shareholders and operating partnership unit holders of $49.6 million; and

•	Distributions to preferred shareholders of $8.5 million.

In addition to the cash activity above, in July 2014, as a result of the Merger, we assumed $859.6 million in debt secured by 41 properties.  As part of the purchase price allocation, a debt premium of $33.3 million was recorded.

In December 2014, in connection with the acquisition of Rampart Commons, we assumed a $12.4 million fixed rate mortgage.  As part of the purchase price allocation, a debt premium of $2.2 million was recorded.

In December 2014, in connection with the sale of Tranche I, Inland Real Estate assumed $75.8 million of our secured loans associated with Shoppes at Prairie Ridge, Fox Point, Harvest Square, Heritage Square, The Shoppes at Branson Hills and Copp’s Grocery.

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

We have guaranteed a loan in the amount of $26.6 million on behalf of LC White Plains Retail, LLC and LC White Plains Recreation, LLC (collectively, the “LC Partners”), who have minority ownerships in an entity that owns our City Center operating property.  Along with our guarantee of the loan the LC Partners pledged their Class B units in City Center as collateral for the loan.  If payment of the loan is required and the value of the Class B units does not fully service the loan, the Company will be required to retire the remaining amount.  On February 13, 2015, we acquired our partner’s redeemable interests in the City Center operating property for $34.4 million that was paid in a combination of cash and Operating Partnership units and the guarantee was terminated.  We funded the majority of the cash portion with a $30 million draw on our unsecured revolving credit facility.

As of December 31, 2014, we have outstanding letters of credit totaling $6.8 million and no amounts were advanced against these instruments.

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

Three Months Ended December 31, 2014

Consolidated net income	$8,029
Adjustments to net income
Depreciation and amortization	39,438
Interest expense	15,222
Merger and acquisition costs	659
Income tax benefit of taxable REIT subsidiary	(13)
Gain on sale of operating properties, net	(2,242)
Other expense	125
Earnings Before Interest, Taxes, Depreciation and Amortization	61,218
—minority interest EBITDA	(679)
—EBITDA from properties sold in current quarter	(2,140)
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization	58,399

Annualized Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (1)	$233,596

Ratio of Company share of net debt:
Mortgage and other indebtedness	1,554,263
Indebtedness of assets held for sale	67,452
Less: Partner share of consolidated joint venture debt	(24,039)
Less: Cash	(43,826)
Less: Debt Premium	(31,408)

Company Share of Net Debt	1,522,442

Ratio of Net Debt to Annualized Adjusted EBITDA	6.5	x

____________________
1	Represents Adjusted EBITDA for the three months ended December 31, 2014 (as shown in the table above) multiplied by four.

Contractual Obligations

The following table summarizes our contractual obligations to third parties based on contracts executed as of December 31, 2014.

	Development Activity and Tenant Allowances1	Operating Leases	Consolidated Long-term Debt and Interest2	Employment Contracts3	Total
2015	$7,849	$543	$236,216	$1,870	$246,478
2016	—	511	300,925	1,870	303,306
2017	—	511	92,922	935	94,368
2018	—	149	267,856	—	268,005
2019	—	121	263,446	—	263,567
Thereafter	—	7,893	697,382	—	705,275
Total	$7,849	$9,728	$1,858,747	$4,675	$1,880,999

____________________
1	Tenant allowances include commitments made to tenants at our operating and under construction development and redevelopment properties.

2
Our long-term debt consists of both variable and fixed-rate debt and includes both principal and interest.  Interest expense for variable-rate debt was calculated using the interest rates as of December 31, 2014.

3
We have entered into employment agreements with certain members of senior management. The term of each employment agreement is three years from July 1, 2014, with automatic one-year renewals each July 1st thereafter unless we or the individual elects not to renew the agreement.

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

The six properties to which our tax indemnity obligations relate represented 6.8% of our annualized base rent in the aggregate as of December 31, 2014. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Portofino Shopping Center, Thirty South, and Market Street Village.

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

Our share of estimated future costs for our in-process and future developments and redevelopments is further discussed on page 64 in the "Short and Long-Term Liquidity Needs" section.

Outstanding Indebtedness

The following table presents details of outstanding consolidated indebtedness as of December 31, 2014 and 2013 adjusted for hedges:

	Balance at
	December 31, 2014	December 31, 2013
Unsecured revolving credit facility	$160,000	$145,000
Unsecured term loan	230,000	230,000
Notes payable secured by properties under construction - variable rate	119,347	144,389
Mortgage notes payable - fixed rate	810,959	276,504
Mortgage notes payable - variable rate	205,798	61,185
Net premiums on acquired debt	28,159	66
Total mortgage and other indebtedness	1,554,263	857,144
Mortgage notes - properties held for sale 1	67,452	—
Total	$1,621,715	$857,144

____________________
1	Includes net premiums on acquired debt of $3.2 million.

Consolidated indebtedness (excluding properties held for sale), including weighted average maturities and weighted average interest rates at December 31, 2014, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$810,959	5.5	5.07%	53%
Floating rate debt (hedged to fixed)	373,275	3.9	3.39%	24%
Total fixed rate debt, considering hedges	1,184,234	5.0	4.54%	77%
Notes payable secured by properties under construction - variable rate	119,347	1.9	2.11%	8%
Other variable rate debt	205,798	4.8	2.44%	13%
Corporate unsecured variable rate debt	390,000	4.8	1.54%	26%
Floating rate debt (hedged to fixed)	(373,275)	-3.9	-1.89%	-24%
Total variable rate debt, considering hedges	341,870	4.8	1.89%	23%
Net premiums on acquired debt	28,159	N/A	N/A	N/A
Total debt	$1,554,263	5.0	3.95%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2030.

Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 175 to 275 basis points.  At December 31, 2014, the one-month LIBOR interest rate was 0.17%.  Fixed interest rates on mortgage loans range from 3.81% to 6.78%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. We are exposed to interest rate changes primarily through (1) our variable-rate unsecured credit facility and unsecured Term Loan, (2) property-specific variable-rate construction loans, and (3) other property-specific variable-rate mortgages. Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, hedges, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument.  As a matter of policy, we do not utilize financial instruments for trading or speculative transactions.

We had $1.6 billion of outstanding consolidated indebtedness as of December 31, 2014 (inclusive of net premiums on acquired debt of $28.2 million and indebtedness of held for sale properties of $67.5 million). As of December 31, 2014, we were party to various consolidated interest rate hedge agreements for a total of $373.3 million, with maturities over various terms ranging from 2017 through 2020. Including the effects of these hedge agreements, our fixed and variable rate debt would have been $1.2 billion (77%) and $341.9 million (23%), respectively, of our total consolidated indebtedness at December 31, 2014.

We have $62.5 million of fixed rate debt maturing within the next twelve months.  A 100 basis point increase in market interest rates would not materially impact the annual cash flows associated with these loans.  A 100 basis point change in interest rates on our unhedged variable rate debt as of December 31, 2014 would change our annual cash flow by $3.4 million.  Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company included in this Report are listed in Part IV, Item 15(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that it files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(b) under the Exchange Act of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent auditors, Ernst & Young LLP, an independent registered public accounting firm, have issued a report on our internal control over financial reporting as stated in their report which is included herein.

Our internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited Kite Realty Group Trust and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Kite Realty Group Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kite Realty Group Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kite Realty Group Trust and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and the related financial statement schedule listed in the index at Item 15(a) as of December 31, 2014 of Kite Realty Group Trust and subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Yount LLP

Indianapolis, Indiana

February 27, 2015

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated by reference to the material appearing in our 2015 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end in accordance with Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the material appearing in our Proxy Statement.

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

KITE REALTY GROUP TRUST
(Registrant)

/s/ John A. Kite
John A. Kite
February 27, 2015	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ Daniel R. Sink
Daniel R. Sink
February 27, 2015	Executive Vice President, Chief Financial Officer
(Date)	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Kite	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	February 27, 2015
(John A. Kite)

/s/ William E. Bindley	Trustee	February 27, 2015
(William E. Bindley)

/s/ Victor J. Coleman	Trustee	February 27, 2015
(Victor J. Coleman)

/s/ Christie B. Kelly	Trustee	February 27, 2015
(Christie B. Kelly)

/s/ David R. O’Reilly	Trustee	February 27, 2015
(David R. O’Reilly)

/s/ Barton R. Peterson	Trustee	February 27, 2015
(Barton R. Peterson)

/s/ Lee A. Daniels	Trustee	February 27, 2015
(Lee A. Daniels)

/s/ Gerald W. Grupe	Trustee	February 27, 2015
(Gerald W. Grupe)

/s/ Charles H. Wurtzebach	Trustee	February 27, 2015
(Charles H. Wurtzebach)

/s/ Daniel R. Sink	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2015
(Daniel R. Sink)

/s/ Thomas R. Olinger	Senior Vice President, Chief Accounting Officer	February 27, 2015
(Thomas R. Olinger)

Kite Realty Group Trust
Index to Financial Statements

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2014 and 2013	F-2

Statements of Operations and Comprehensive (Loss) income for the Years Ended December 31, 2014, 2013, and 2012	F-3

Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013, and 2012	F-4

Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012	F-5

Notes to Consolidated Financial Statements	F-6

Financial Statement Schedule:
Schedule III – Real Estate and Accumulated Depreciation	F-37

Notes to Schedule III	F-42

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audit also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kite Realty Group Trust and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, effective January 1, 2014.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kite Realty Group Trust and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 27, 2015

Kite Realty Group Trust
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets:

Investment properties, at cost	$3,732,748	$1,877,058
Less: accumulated depreciation	(315,093)	(232,580)
	3,417,655	1,644,478

Cash and cash equivalents	43,826	18,134
Tenant and other receivables, including accrued straight-line rent of $18,630 and $14,490, respectively, net of allowance for uncollectible accounts	48,097	29,334
Restricted cash and escrow deposits	16,171	11,046
Deferred costs and intangibles, net	159,978	56,388
Prepaid and other assets	8,847	4,547
Assets held for sale (see Note 11)	179,642	—
Total Assets	$3,874,216	$1,763,927

Liabilities and Equity:
Mortgage and other indebtedness	$1,554,263	$857,144
Accounts payable and accrued expenses	75,150	61,437
Deferred revenue and intangibles, net, and other liabilities	136,409	44,313
Liabilities held for sale (see Note 11)	81,164	—
Total Liabilities	1,846,986	962,894
Commitments and contingencies
Limited Partners’ interests in the Operating Partnership and other redeemable noncontrolling interests	125,082	43,928
Equity:
Kite Realty Group Trust Shareholders’ Equity
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 shares issued and outstanding at December 31, 2014 and 2013, with a liquidation value of $102,500	102,500	102,500
Common Shares, $.01 par value, 450,000,000 shares authorized, 83,490,663 shares and 32,706,554 shares issued and outstanding at December 31, 2014 and 2013, respectively	835	327
Additional paid in capital and other	2,044,425	822,507
Accumulated other comprehensive (loss) income	(1,175)	1,353
Accumulated deficit	(247,801)	(173,130)
Total Kite Realty Group Trust Shareholders’ Equity	1,898,784	753,557
Noncontrolling Interests	3,364	3,548
Total Equity	1,902,148	757,105
Total Liabilities and Equity	$3,874,216	$1,763,927

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Minimum rent	$199,455	$93,637	$73,000
Tenant reimbursements	52,773	24,422	19,495
Other property related revenue	7,300	11,429	4,044
Total revenue	259,528	129,488	96,539
Expenses:
Property operating	38,703	21,729	16,756
Real estate taxes	29,947	15,263	12,858
General, administrative, and other	13,043	8,211	7,117
Merger and acquisition costs	27,508	2,214	364
Litigation charge, net	—	—	1,007
Depreciation and amortization	120,998	54,479	38,835
Total expenses	230,199	101,896	76,937
Operating income	29,329	27,592	19,602
Interest expense	(45,513)	(27,994)	(23,392)
Income tax (expense) benefit of taxable REIT subsidiary	(24)	(262)	106
Remeasurement loss on consolidation of Parkside Town Commons, net	—	—	(7,980)
Other (expense) income, net	(244)	(62)	209
Loss from continuing operations	(16,452)	(726)	(11,455)
Discontinued operations:
Operating income from discontinued operations	—	834	656
Impairment charge	—	(5,372)	—
Non-cash gain on debt extinguishment	—	1,242	—
Gain on sales of operating properties, net	3,198	487	7,094
Income (loss) from discontinued operations	3,198	(2,809)	7,750
(Loss) income before gain on sale of operating properties	(13,254)	(3,535)	(3,705)
Gain on sale of operating properties, net	8,578	—	—
Consolidated net loss	(4,676)	(3,535)	(3,705)
Net (income) loss attributable to noncontrolling interests	(1,025)	685	(629)
Net loss attributable to Kite Realty Group Trust	(5,701)	(2,850)	(4,334)
Dividends on preferred shares	(8,456)	(8,456)	(7,920)
Net loss attributable to common shareholders	$(14,157)	$(11,306)	$(12,254)
Net loss per common share – basic & diluted:
Loss from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.29)	$(0.37)	$(1.04)
(Loss) income from discontinued operations attributable to Kite Realty Group Trust common shareholders	0.05	(0.11)	0.32
Net loss attributable to Kite Realty Group Trust common shareholders	$(0.24)	$(0.48)	$(0.72)

Weighted average common shares outstanding – basic and diluted	58,353,448	23,535,434	16,721,315

Dividends declared per common share	$1.02	$0.96	$0.96

Net loss attributable to Kite Realty Group Trust common shareholders:
Loss from continuing operations	$(17,268)	$(8,686)	$(17,571)
Income (loss) from discontinued operations	3,111	(2,620)	5,317
Net loss attributable to Kite Realty Group Trust common shareholders	$(14,157)	$(11,306)	$(12,254)

Consolidated net (loss) income	$(4,676)	$(3,535)	$(3,705)
Change in fair value of derivatives	(2,621)	7,136	(4,002)
Total comprehensive (loss) income	(7,297)	3,601	(7,707)
Comprehensive loss (income) attributable to noncontrolling interests	(932)	161	(361)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(8,229)	$3,762	$(8,068)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balances, December 31, 2011	2,800,000	$70,000	15,904,255	$159	$450,745	$(1,525)	$(109,504)	$409,875
Stock compensation activity	—	—	66,647	—	982	—	—	982
Proceeds of preferred share offering, net	1,300,000	32,500	—	—	(1,180)	—	—	31,320
Issuance of common shares, net	—	—	3,018,750	30	59,549	—	—	59,579
Issuance of common shares under at-the-market plan, net	—	—	165,397	2	3,182	—	—	3,184
Proceeds from employee share purchase plan	—	—	1,196	—	23	—	—	23
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	—	—	(3,734)	—	(3,734)
Distributions declared to common shareholders	—	—	—	—	—	—	(16,286)	(16,286)
Distributions to preferred shareholders	—	—	—	—	—	—	(7,920)	(7,920)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(4,334)	(4,334)
Exchange of redeemable noncontrolling interest for common stock	—	—	275,929	3	5,823	—	—	5,826
Adjustment to redeemable noncontrolling interests - Operating Partnership	—	—	—	—	(5,031)	—	—	(5,031)
Balances, December 31, 2012	4,100,000	$102,500	19,432,174	$194	$514,093	$(5,259)	$(138,044)	$473,484
Stock compensation activity	—	—	169,696	2	2,508	—	—	2,510
Issuance of common shares, net	—	—	13,081,250	131	313,767	—	—	313,898
Proceeds from employee share purchase plan	—	—	934	—	22	—	—	22
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	—	—	6,612	—	6,612
Distributions declared to common shareholders	—	—	—	—	—	—	(23,780)	(23,780)
Distributions to preferred shareholders	—	—	—	—	—	—	(8,456)	(8,456)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(2,850)	(2,850)
Exchange of redeemable noncontrolling interest for common stock	—	—	22,500	—	582	—	—	582
Adjustments to redeemable noncontrolling interests – Operating Partnership	—	—	—	—	(8,465)	—	—	(8,465)
Balances, December 31, 2013	4,100,000	$102,500	32,706,554	$327	$822,507	$1,353	$(173,130)	$753,557
Common shares issued under employee share purchase plan	—	—	1,812	—	46	—	—	46
Common shares issued as part of Merger, net of offering costs	—	—	50,272,308	503	1,232,684	—	—	1,233,187
Common shares retired in connection with reverse share split	—	—	(2,436)	—	(60)	—	—	(60)
Stock compensation activity	—	—	490,425	5	3,294	—	—	3,299
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	—	—	(2,528)	—	(2,528)
Distributions declared to common shareholders	—	—	—	—	—	—	(60,514)	(60,514)
Distributions to preferred shareholders	—	—	—	—	—	—	(8,456)	(8,456)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(5,701)	(5,701)
Exchange of redeemable noncontrolling interests for common shares	—	—	22,000	—	567	—	—	567
Adjustment to redeemable noncontrolling interests	—	—	—	—	(14,613)	—	—	(14,613)
Balances, December 31, 2014	4,100,000	$102,500	83,490,663	$835	$2,044,425	$(1,175)	$(247,801)	$1,898,784

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flow from operating activities:
Consolidated net loss	$(4,676)	$(3,535)	$(3,705)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Remeasurement loss on consolidation of Parkside Town Commons, net	—	—	7,980
Gain on sale of operating properties, net of tax	(11,776)	(487)	(7,094)
Impairment charge	—	5,372	—
Gain on debt extinguishment	—	(1,242)	—
Straight-line rent	(4,744)	(3,496)	(2,362)
Depreciation and amortization	123,862	57,757	43,769
Provision for credit losses, net of recoveries	1,740	922	859
Compensation expense for equity awards	2,536	1,671	602
Amortization of debt fair value adjustment	(3,468)	(127)	(118)
Amortization of in-place lease liabilities	(4,521)	(2,674)	(1,986)
Distributions of income from unconsolidated entities	—	—	91
Changes in assets and liabilities:
Tenant receivables	(10,044)	(1,690)	(508)
Deferred costs and other assets	(5,355)	(9,062)	(7,066)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(41,375)	8,688	(7,190)
Net cash provided by operating activities	42,179	52,097	23,272
Cash flow from investing activities:
Acquisitions of interests in properties	(19,744)	(407,215)	(65,909)
Capital expenditures, net	(94,553)	(112,581)	(114,153)
Net proceeds from sales of operating properties	191,126	7,293	87,385
Net proceeds from sales of marketable securities acquired from Merger	18,601	—	—
Net cash received from Merger	108,666	—	—
Change in construction payables	(14,950)	(2,396)	20,830
Payment on seller earnouts	(2,762)	—	—
Collection of note receivable	542	—	—
Contributions to unconsolidated entities	—	—	(150)
Distributions of capital from unconsolidated entities	—	—	372
Net cash provided by (used in) investing activities	186,926	(514,899)	(71,625)
Cash flow from financing activities:
Common share issuance proceeds, net of costs	(14)	314,771	63,038
Offering costs	(1,966)	—	—
Preferred share issuance proceeds, net of costs	—	—	31,320
Loan proceeds	146,495	528,590	308,955
Loan transaction costs	(4,256)	(2,138)	(2,234)
Loan payments and related financing escrow	(285,244)	(342,033)	(322,647)
Distributions paid – common shareholders	(46,656)	(20,594)	(15,440)
Distributions paid – preferred shareholders	(8,456)	(8,456)	(7,696)
Distributions paid – redeemable noncontrolling interests	(2,992)	(1,579)	(1,811)
Distributions to noncontrolling interests	(324)	(108)	(2,692)
Net cash (used in) provided by financing activities	(203,413)	468,453	50,793
Increase in cash and cash equivalents	25,692	5,651	2,440
Cash and cash equivalents, beginning of year	18,134	12,483	10,043
Cash and cash equivalents, end of year	$43,826	$18,134	$12,483

Supplemental disclosures
Cash paid for interest, net of capitalized interest	$48,526	$31,577	$24,789
Cash paid for taxes	$87	$45	$150

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Notes to Consolidated Financial Statements
December 31, 2014
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

The Company, through Kite Realty Group, L.P. (“the Operating Partnership”), is engaged in the ownership, operation, acquisition, development and redevelopment of neighborhood and community shopping centers in select markets in the United States.

On July 1, 2014, we completed a merger with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”), in which Inland Diversified merged with and into a wholly-owned subsidiary of ours in a stock-for-stock exchange with a transaction value of approximately $2.1 billion, including the assumption of approximately $0.9 billion of debt.   See Note 10 for additional details.

The retail portfolio we acquired through the merger with Inland Diversified was comprised of 60 properties in 23 states.  The properties are located in a number of our existing markets and in various new markets including Westchester, New York; Bayonne, New Jersey; Las Vegas, Nevada; Virginia Beach, Virginia; and Salt Lake City, Utah.

Under the terms of the merger agreement, Inland Diversified shareholders received 1.707 newly issued common shares of the Company for each outstanding common share of Inland Diversified, resulting in a total issuance of approximately 201.1 million of our common shares.  The shares issued had a value of approximately $1.2 billion based on the closing price of our common shares on the day preceding the merger of $6.14.  The terms are prior to the one for four reverse share split completed in August 2014.  The terms were prior to the one for four reverse share split completed in August 2014.

At December 31, 2014, the Company owned interests in 120 operating properties, which seven were classified as held for sale, three redevelopment properties and four under-construction development projects.  In addition, as of December 31, 2014, we owned interests in other land parcels comprising 105 acres that are expected to be used for future expansion of existing properties or development of new retail or office properties.  We may also elect to sell such land to third parties under certain circumstances. These land parcels are classified as “Land held for development” in investment properties in the accompanying consolidated balance sheets.

At December 31, 2013, we owned interests in 72 operating and redevelopment properties, two under-construction development projects, and 131 acres of land held for development.

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

Components of Investment Properties

The Company’s investment properties, excluding properties held for sale, as of December 31, 2014 and December 31, 2013 were as follows:

	Balance at
	December 31, 2014	December 31, 2013
Investment properties, at cost:
Land	$778,780	$333,458
Buildings and improvements	2,785,780	1,351,642
Furniture, equipment and other	6,398	4,970
Land held for development	35,907	56,079
Construction in progress	125,883	130,909
	$3,732,748	$1,877,058

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

As of December 31, 2014, we had investments in two joint ventures that are VIEs in which we are the primary beneficiary.  As of this date, these VIEs had total debt of $62.0 million which is secured by assets of the VIEs totaling $115.3 million.  The Operating Partnership guarantees the debt of these VIEs.

We consider all relationships between the Company and the VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s performance.  We also continuously reassess primary beneficiary status.  During the twelve months ended December 31, 2014, 2013 and 2012 there were no changes to our conclusions regarding whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.

Acquisition of Real Estate Properties

Upon acquisition of real estate operating properties, we estimate the fair value of acquired identifiable tangible assets and identified intangible assets and liabilities, assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date.  Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities.  In making estimates of fair values for the purpose of allocating purchase price, a number of sources are utilized, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs.

A portion of the purchase price is allocated to tangible assets and intangibles, including:

•	the fair value of the building on an as-if-vacant basis and to land determined either by comparable market data, real estate tax assessments, independent appraisals or other relevant data;

•
above-market and below-market in-place lease values for acquired properties are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases.  Any below-market renewal options are also considered in the in-place lease values.  The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income.  Should a tenant vacate, terminate its lease, or otherwise notify us of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income; and

•
the value of leases acquired.  We utilize independent and internal sources for our estimates to determine the respective in-place lease values.  Our estimates of value are made using methods similar to those used by independent appraisers.  Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.

•
the fair value of any assumed financing that is determined to be above or below market terms.  We utilize third party and independent sources for our estimates to determine the respective fair value of each mortgage payable.  The fair market value of each mortgage payable is amortized to interest expense over the remaining initial terms of the respective loan.

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

Certain properties we acquired from the Merger included earnout components to the purchase price, meaning the previous owner did not pay a portion of the purchase price of the property at closing, although they owned the entire property. We are not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have an obligation period remaining of one year or less as of December 31, 2014. If at the end of the time period certain space has not been leased, occupied and rent producing, we will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on our best estimate, we have recorded a liability for the potential future earnout payments using estimated fair value measurements at the end of the period which include the lease-up periods, market rents and probability of occupancy. We have recorded this earnout amount as additional purchase price of the related properties and as a liability included in deferred revenue and intangibles, net and other liabilities on the accompanying consolidated balance sheets.

The Company determined that it was the acquirer for accounting purposes in the merger with Inland Diversified.  We considered the continuation of the Company’s existing management and a majority of the existing board members as the most significant considerations in our analysis.  Additionally, Inland Diversified had previously announced the transaction as a liquidation event and we believe this transaction was an acquisition of Inland Diversified by the Company.  See Note 10 for additional discussion.

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

Pre-development costs are incurred prior to vertical construction and for certain land held for development acquisitions during the due diligence phase and include contract deposits, legal, engineering, cost of internal resources and other professional fees related to evaluating the feasibility of developing or redeveloping a shopping center or other project.  These pre-development costs are capitalized and included in construction in progress in the accompanying consolidated balance sheets.  If we determine that the completion of a development project is no longer probable, all previously incurred pre-development costs are immediately expensed.  Once construction commences on the land, it is transferred to construction in progress.

We also capitalize costs such as acquisition of land, construction of buildings, interest, real estate taxes, and the costs of personnel directly involved with the development of our properties.  As a portion of a development property becomes operational, we expense a pro rata amount of related costs.

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

Impairment

Management reviews operational properties, development properties, land parcels and intangible assets for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment.  Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets.  Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset.  If the Company decides to sell or otherwise dispose of an asset, its carrying value may differ from its sales price.

Held for Sale and Discontinued Operations

Operating properties held for sale include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year among other factors.  Operating properties held for sale are carried at the lower of cost or fair value less costs to sell.  Depreciation and amortization are suspended during the period during which the asset is held-for-sale.  We classified seven operating properties as held for sale and one operating property as held for sale as of December 31, 2014, and 2013, respectively.  Upon meeting the held-for-sale criteria, depreciation and amortization ceased for these operating properties.  The assets and liabilities associated with these properties are separately classified as held for sale in the consolidated balance sheets as of December 31, 2014.

Our operating properties have operations and cash flows that can be clearly distinguished from the rest of our activities. The operations reported in discontinued operations include those operating properties that were sold or were considered held-for-sale and for which operations and cash flows can be clearly distinguished.  The operations from these properties are eliminated from ongoing operations, and we will not have a continuing involvement after disposition.  In the first quarter of 2014, we adopted the provisions of ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity and as a result the seven operating properties that are classified as held for sale as of December 31, 2014 are not included in discontinued operations in the accompanying Statements of Operations as the disposals neither individually nor in the aggregate represent a strategic shift that has or will have a major effect on our operations or financial results.  However, the 50th and 12th operating property is included in discontinued operations for the year ended December 31, 2014 and 2013, as the property was classified as held for sale as of December 31, 2013 and is reported under the former rules.

Escrow Deposits

Escrow deposits consist of cash held for real estate taxes, property maintenance, insurance and other requirements at specific properties as required by lending institutions.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.  From time to time, such investments may temporarily be held in accounts that are in excess of FDIC and SIPC insurance limits; however the Company attempts to limit its exposure at any one time.  As of December 31, 2014, cash and cash equivalents included $16.1 million of funds set aside by the Company to affect a tax deferred purchase of real estate.  Such funds are not currently considered available for general corporate purposes.

Fair Value Measurements

Cash and cash equivalents, accounts receivable, escrows and deposits, and other working capital balances approximate fair value.

Fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  The fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs for identical instruments that are classified within Level 1 and observable inputs for similar instruments that are classified within Level 2) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3).  As further discussed in Note 13, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Note 3 includes a discussion of fair values recorded when we acquired a controlling interest in Parkside Town Commons development project.  Note 5 includes a discussion of fair values recorded when we transferred the Kedron Village property to the loan servicer. Note 10 includes a discussion of the fair values recorded in purchase accounting.  Level 3 inputs to these transactions include our estimations of market leasing rates, tenant-related costs, discount rates, and disposal values.

Derivative Financial Instruments

The Company accounts for its derivative financial instruments at fair value calculated in accordance with Topic 820—“Fair Value Measurements and Disclosures” in the ASC.  Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  We use derivative instruments such as interest rate swaps or rate locks to mitigate interest rate risk on related financial instruments.

Changes in the fair values of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.  Upon settlement of the hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedged transaction.  As of December 31, 2014 and 2013, all of our derivative instruments qualify for hedge accounting.

Revenue Recognition

As lessor, the Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases.

Minimum rent, percentage rent, and expense recoveries from tenants for common area maintenance costs, insurance and real estate taxes are our principal source of revenue.  Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified targets as defined in their lease agreements.  Overage rent is included in other property related revenue in the accompanying statements of operations.  As a result of generating this revenue, we will routinely have accounts receivable due from tenants. We are subject to tenant defaults and bankruptcies that may affect the collection of outstanding receivables. To address the collectability of these receivables, we analyze historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts and straight line rent reserve. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

Gains from sales of real estate are recognized when a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the Company has transferred to the buyer the usual risks and rewards of ownership, and the Company does not have a substantial continuing financial involvement in the property.  As part of the Company’s ongoing business strategy, it will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Net gains realized on such sales were $1.5 million, $6.2 million, and $0.8 million for the years ended December 31, 2014, 2013, and 2012, respectively, and are classified as other property related revenue in the accompanying consolidated statements of operations.

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

	2014	2013	2012
Balance, beginning of year	$1,328	$755	$1,335
Provision for credit losses, net of recoveries	1,740	922	858
Accounts written off	(635)	(349)	(1,438)
Balance, end of year	$2,433	$1,328	$755

For the years ended December 31, 2014, 2013 and 2012, allowance for doubtful accounts represented 0.9%, 1.0% and 0.8% of total revenues, respectively.

Other Receivables

Other receivables consist primarily of receivables due from municipalities and from tenants for non-rental revenue related activities.

Concentration of Credit Risk

We may be subject to concentrations of credit risk with regards to our cash and cash equivalents.  We place cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such cash and investments may temporarily be in excess of insurance limits.  In addition, our accounts receivable from and leases with tenants potentially subjects us to a concentration of credit risk related to our accounts receivable and revenue.  At December 31, 2014, 28%, 23% and 12% of total billed receivables were due from tenants leasing space in the states of Florida, Indiana, and Texas, respectively, compared to 40%, 25%, and 13% in 2013.  For the year ended December 31, 2014, 19%, 25% and 13% of the Company’s revenue recognized was from tenants leasing space in the states of Florida, Indiana, and Texas, respectively, compared to 30%, 36%, and 14% in 2013.  There were no significant changes in the concentration percentages for the year ended December 31, 2012 compared to 2013.

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

Potentially dilutive securities include outstanding options to acquire common shares, units in the Operating Partnership, which may be exchanged for either cash or common shares, at the Company’s option, under certain circumstances, units under our outperformance plan (see Note 6), potential settlement of redeemable noncontrolling interests in certain joint ventures, and deferred common share units, which may be credited to personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Due in part to our net loss attributable to common shareholders for the years ended December 31, 2014, 2013 and 2012, the potentially dilutive securities were not dilutive for these periods.

Approximately 1.0 million, 1.5 million and 1.7 million outstanding options to acquire common shares were excluded from the computation of diluted earnings per share because their impact was not dilutive for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

On August 11, 2014, we completed a one-for-four reverse share split of our common shares. As a result of the reverse share split, the number of outstanding common shares of the Company was reduced from approximately 332.7 million to approximately 83.2 million.  Unless otherwise noted, all common share and per share information contained herein has been restated to reflect the reverse share split as if it had occurred as of the beginning of the first period presented.

Income Taxes and REIT Compliance

The Company, which is considered a corporation for federal income tax purposes, has been organized and intends to continue to operate in a manner that will enable us to maintain our qualification as a REIT for federal income tax purposes.  As a result, we generally will not be subject to federal income tax on the earnings that we distribute to the extent we distribute our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders and meet certain other requirements on a recurring basis.  To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income.  REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates for a period of four years following the year in which qualification is lost.  We may also be subject to certain federal, state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income even if we do qualify as a REIT.

We have elected to treat Kite Realty Holdings, LLC as a taxable REIT subsidiary, and we may elect to treat other  subsidiaries as taxable REIT subsidiaries in the future.  This enables us to receive income and provide services that would otherwise be impermissible for REITs.  Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Income tax benefit for the year ended December 31, 2014 was $0.2 million.  For the year ended December 31, 2013 the income tax provision was $0.3 million and for the year ended December 31, 2012, there was an insignificant amount of income tax benefit recorded.

Other state and local income taxes were not significant in any of the periods presented.

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the years ended December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
Noncontrolling interests balance January 1	$3,548	$3,535	$4,250
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	140	121	1,977
Distributions to noncontrolling interests	(324)	(108)	(2,692)
Noncontrolling interests balance at December 31	$3,364	$3,548	$3,535

Redeemable Noncontrolling Interests – Operating Partnership

We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to unitholders upon redemption of their interests in the Operating Partnership under certain circumstances, such as the delivery of registered shares upon conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is required to be reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of December 31, 2014 and 2013, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value through additional paid in capital.

We allocate net operating results of the Operating Partnership after preferred dividends and noncontrolling interest in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each period to reflect their interests in the Operating Partnership.  This adjustment is reflected in our shareholders’ equity.  The Company’s and the redeemable noncontrolling weighted average interests in the Operating Partnership for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Company’s weighted average basic interest in Operating Partnership	97.2%	93.3%	90.1%
Limited partner’s redeemable noncontrolling weighted average basic interests in Operating Partnership	2.8%	6.7%	9.9%

The Company’s and the redeemable noncontrolling ownership interests in the Operating Partnership at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Company’s interest in Operating Partnership	98.1%	95.2%
Redeemable noncontrolling interests in Operating Partnership	1.9%	4.8%

Concurrent with the Company’s IPO and related formation transactions, certain individuals received units of the Operating Partnership in exchange for their interests in certain properties.  These limited partners were granted the right to redeem Operating Partnership units on or after August 16, 2005 for cash or, at our election, common shares in an amount equal to the market value of an equivalent number of common shares at the time of redemption.  Such common shares must be registered, which is not fully in the Company’s control.  Therefore, the redeemable noncontrolling interest is not reflected in permanent equity.  The Company also has the right to redeem the Operating Partnership units directly from the limited partner in exchange for either cash in the amount specified above or a number of common shares equal to the number of units being redeemed.  For the years ended December 31, 2014, 2013 and 2012, respectively, 22,000, 22,500, and 275,928 Operating Partnership units were exchanged for the same number of common shares.

Redeemable Noncontrolling Interests - Subsidiaries

Prior to the Merger, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties.  The Class B units remain outstanding subsequent to the Merger and are accounted for as noncontrolling interests in these properties.    The Class B units will become redeemable at our applicable partner’s election at future dates generally beginning in September 2015, March 2017 or October 2022 based on the applicable joint venture and the fulfillment of certain redemption criteria.  Beginning in June 2018, October 2022 and November 2022, with respect to our Territory, City Center and Crossing at Killingly joint ventures, respectively, the applicable Class B units can be redeemed at either our applicable partner’s or our election for cash or units in the Operating Partnership.  None of the issued units have a maturity date and none are mandatorily redeemable.

On February 13, 2015, we acquired our partner’s redeemable interests in the City Center operating property for $34.4 million that was paid in a combination of cash and Operating Partnership units.  We funded the majority of the cash portion with a $30 million draw on our unsecured revolving credit facility.

We consolidate each of these joint ventures because we control the decision making of each of the joint ventures and our joint venture partners have limited protective rights.

We classify redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital, because the fair value of the interests approximates the redemption value at December 31, 2014.  As of December 31, 2014, the redemption value of the redeemable noncontrolling interests exceeded the initial book value recorded upon our acquisition of Inland Diversified and as a result we have adjusted additional paid-in capital for the increase in redemption value.  As of December 31, 2014, the redemption amounts of these interests did not exceed the fair values of each interest.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the years ended December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
Redeemable noncontrolling interests balance January 1	$43,928	$37,670	$41,837
Acquired redeemable noncontrolling interests from merger	69,356	—	—
Net income (loss) allocable to redeemable noncontrolling interests	891	(806)	(1,348)
Distributions declared to redeemable noncontrolling interests	(3,021)	(1,587)	(1,748)
Other comprehensive (loss) income allocable to redeemable noncontrolling interests 1	(93)	525	(268)
Exchange of redeemable noncontrolling interest for common stock	(567)	(584)	(5,834)
Adjustment to redeemable noncontrolling interests	14,588	8,710	5,031
Total Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31	$125,082	$43,928	$37,670

Limited partners' interests in Operating Partnership	$47,320	$43,928	$37,670
Other redeemable noncontrolling interests in certain subsidiaries	77,762	—	—
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31	$125,082	$43,928	$37,670

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 13).

The following sets forth accumulated other comprehensive income (loss) allocable to noncontrolling interests for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Accumulated comprehensive income (loss) balance at January 1	$69	$(456)	$(188)
Other comprehensive (loss) income allocable to noncontrolling interests 1	(93)	525	(268)
Accumulated comprehensive (loss) income balance at December 31	$(24)	$69	$(456)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 13).

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2013 and 2012 have been reclassified to conform to the 2014 consolidated financial statement presentation.  The reclassifications had no impact on net (loss) income previously reported.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (the “Update”).  The Update changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity or assets that meet the criteria to be classified as held for sale and that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.  The Update also requires expanded disclosures for discontinued operations and requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting in the period in which it is disposed of or is classified as held for sale and for all prior periods that are presented in the statement where net income is reported.  The Update is effective for annual periods beginning on or after December 15, 2014, with early adoption permitted for disposals of assets that were not held for sale as of December 31, 2013.  We adopted the Update in the first quarter of 2014.  In March 2014, the Company disposed of its 50th and 12th operating property which had been classified as held for sale at December 31, 2013.  Accordingly, the revenues and expenses of this property and the associated gain on sale have been classified in discontinued operations in the 2014 consolidated statements of operations.

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

Note 3. Parkside Town Commons

    On December 31, 2012, we acquired a controlling interest in a development project called Parkside Town Commons (“Parkside”), which was historically accounted for under the equity method.  Parkside was owned in a joint venture with Prudential Real Estate Investors (“PREI”).

    We acquired PREI’s 60% interest in the project for $13.3 million, including assumption of PREI’s $8.7 million share of indebtedness on the project.  We recorded a non-cash remeasurement loss upon consolidation of Parkside of $8.0 million, net, consisting of a $14.9 million loss on remeasurement of our equity investment and a $6.9 million gain on the acquisition of PREI’s interest at a discount.

Upon consolidation, we measured the acquired assets and assumed liabilities at fair value.  The fair value of the real estate and related assets acquired were estimated primarily using the market approach with the assistance of a third party appraisal.  The most significant assumption in the fair value estimated was the comparable sales value.  The estimate of fair value was determined to have primarily relied upon Level 3 inputs, as previously defined.

In November 2013, we sold 12.8 acres of adjacent land for a sales price of approximately $5.3 million for no gain or loss.

Note 4. Litigation Charge

In 2012, we paid $1.3 million to settle a claim by a former tenant.  In the fourth quarter of 2012, we partially recovered costs associated with the claim.  The net amount is reflected in the consolidated statement of operations for the year ended December 31, 2012 and has been paid, releasing us from the claim.

Note 5. Kedron Village

    In July 2013, foreclosure proceedings were completed by the mortgage lender on the indebtedness secured by the Company’s Kedron Village operating property and the mortgage lender took title to the property in satisfaction of principal and interest due on the loan.

We reevaluated the Kedron Village property for impairment as of June 30, 2013 and determined that, based on the developments, the carrying value of the property was no longer fully recoverable considering the reduced holding period that considered the foreclosure proceedings.  Accordingly, we recorded a non-cash impairment charge of $5.4 million for the three months ended June 30, 2013 based upon the estimated fair value of the asset of $25.5 million using level 3 inputs.

During the year ended December 31, 2013, we recognized a non-cash gain of $1.2 million resulting from the transfer of the Kedron Village assets to the lender in satisfaction of the debt.  Also, in the third quarter, we reversed an accrual of unpaid interest (primarily default interest) of approximately $1.1 million.

The operations of Kedron Village were classified as discontinued operations in the consolidated statement of operations for the year ended December 31, 2013.

Note 6. Share-Based Compensation

Overview

The Company's 2013 Equity Incentive Plan (the "Plan") amended and restated the Company’s 2004 Equity Incentive Plan and authorized options and other share-based compensation awards to be granted to employees and trustees for up to an additional 1,500,000 common shares of the Company.  The Company accounts for its share-based compensation in accordance with the fair value recognition provisions provided under Topic 718—“Stock Compensation” in the ASC.

The total share-based compensation expense, net of amounts capitalized, included in general and administrative expenses for the years ended December 31, 2014, 2013, and 2012 was $2.9 million, $1.1 million, and $0.9 million, respectively.  Total share-based compensation cost capitalized for the years ended December 31, 2014, 2013, and 2012 was $0.8 million, $0.5 million, and $0.4 million, respectively, related to development and leasing activities.

As of December 31, 2014, there were 1,070,529 shares available for grant under the Plan.

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

A summary of option activity under the Plan as of December 31, 2014, and changes during the year then ended, is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2014	386,803	$40.00
Granted	—	—
Exercised	(3,313)	14.40
Expired	(134,287)	52.00
Forfeited	(212)	20.76
Outstanding at December 31, 2014	248,991	$33.88
Exercisable at December 31, 2014	243,686	$34.16
Exercisable at December 31, 2013	369,617	$41.00

The fair value on the respective grant dates of the 1,250 options granted for the year ended December 31, 2012 was $20.08 per option. There were no options granted in 2013 and 2014.

The aggregate intrinsic value of the 3,313, 40,639, and 4,631 options exercised during the years ended December 31, 2014, 2013 and 2012 was $40,196, $445,346, and $16,112, respectively.

The aggregate intrinsic value and weighted average remaining contractual term of the outstanding and exercisable options at December 31, 2014 were as follows:

	Options	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2014	248,991	$1,626,483	3.70
Exercisable at December 31, 2014	243,686	$1,583,398	3.68

As of December 31, 2014 there was less than $0.1 million of total unrecognized compensation cost related to outstanding unvested share option awards.

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

The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2014 and changes during the year then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding at January 1, 2014	181,397	$23.79
Shares granted	499,436	22.62
Shares forfeited	(2,388)	22.82
Shares vested	(62,992)	23.50
Restricted shares outstanding at December 31, 2014	615,453	$22.87

During the years ended December 31, 2014, 2013, and 2012, the Company granted 499,436, 103,685, and 67,667 restricted shares to employees and non-employee members of the Board of Trustees with weighted average grant date fair values of $22.62, $25.80, and $21.44, respectively.  The total fair value of shares vested during the years ended December 31, 2014, 2013, and 2012 was $1.6 million, $1.1 million, and $0.6 million, respectively.

As of December 31, 2013, there was $11.9 million of total unrecognized compensation cost related to restricted shares granted under the Plan, which is expected to be recognized over a weighted-average period of 2.1 years.  We expect to incur $3.3 million of this expense in fiscal year 2015, $2.9 million in fiscal year 2016, $2.6 million in fiscal year 2017, $2.3 million in fiscal year 2018, and the remainder in fiscal year 2019.

Outperformance Plan

In July 2014, the Compensation Committee of the Board of Trustees adopted the Kite Realty Group Trust 2014 Outperformance Plan for members of executive management and certain other employees, pursuant to which grantees are eligible to earn units in the Operating Partnership based on the achievement of certain performance criteria of the Company’s common shares. Participants in the 2014 Outperformance Plan were awarded the right to earn, in the aggregate, up to $7.5 million of share-settled awards (the “bonus pool”) if, and only to the extent of which, based on our total shareholder return (“TSR”) performance measures are achieved for the three-year period beginning July 1, 2014 and ending June 30, 2017.  Awarded interests not earned based on the TSR measures are forfeited.

At the end of the three-year performance period, participants will receive their percentage interest in the bonus pool as units in the Operating Partnership that vest over an additional two-year service period.  The compensation cost of the 2014 Outperformance Plan is fixed as of the grant date and is recognized regardless of whether the units are ultimately earned if the required service is determined.

The 2014 Outperformance Plan was valued at an aggregate value of $2.4 million utilizing a Monte Carlo simulation.  The value of the awards will be amortized to expense through the final vesting date of June 30, 2019 based upon a graded vesting schedule.  We expect to incur $0.7 million of this expense in fiscal year 2015, $0.7 million in fiscal year 2016, $0.6 million in fiscal year 2017, $0.3 million in fiscal year 2018, $0.1 million in fiscal year 2019.

Note 7. Deferred Costs and Intangibles, net

Deferred costs and intangibles consist primarily of financing fees incurred to obtain long-term financing, acquired lease intangible assets, and broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At December 31, 2014 and 2013, deferred costs consisted of the following:

	2014	2013
Deferred financing costs	$14,575	$11,293
Acquired lease intangible assets	142,823	24,930
Deferred leasing costs and other	48,149	41,626
	205,547	77,849
Less—accumulated amortization	(36,583)	(21,461)
Total	168,964	56,388
Deferred costs, net – properties held for sale	(8,986)	─
Total	$159,978	$56,388

The estimated aggregate amortization amounts from net unamortized acquired lease intangible assets for each of the next five years and thereafter are as follows:

2015	$22,554
2016	19,874
2017	16,463
2018	11,576
2019	7,920
Thereafter	41,255
Total (1)	$119,642

____________________
1	Total excludes deferred costs and intangibles, net related to properties held for sale.

    The accompanying consolidated statements of operations include amortization expense as follows:

	For the year ended December 31,
	2014	2013	2012
Amortization of deferred financing costs	$2,864	$2,434	$1,971
Amortization of deferred leasing costs, lease intangibles and other, excluding amortization of above market leases	$17,291	$5,605	$3,927

Amortization of deferred leasing costs, leasing intangibles and other, excluding amortization of above market leases is included in depreciation and amortization expense, while the amortization of deferred financing costs is included in interest expense.

Note 8. Deferred Revenue, Intangibles, net and Other Liabilities

Deferred revenue, intangibles, net and other liabilities consist of unamortized fair value of in-place lease liabilities recorded in connection with purchase accounting, retainages payable for development and redevelopment projects, tenant rents received in advance and seller earnouts.  The amortization of in-place lease liabilities is recognized as revenue over the remaining life of the leases.  Tenant rents received in advance are recognized as revenue in the period to which they apply, usually the month following their receipt.

At December 31, 2014 and 2013, deferred revenue and other liabilities consisted of the following:

	2014	2013
Unamortized in-place lease liabilities	$125,336	$36,173
Retainages payable and other	2,852	2,983
Seller earnout (Note 17)	9,664	─
Tenant rents received in advance	10,841	5,158
Total	148,693	44,314
Deferred revenue, intangibles, net and other liabilities – liabilities held for sale	(12,284)	─
Total	$136,409	$44,314

The estimated aggregate amortization of acquired lease intangibles (unamortized fair value of in-place lease liabilities) for each of the next five years and thereafter is as follows:

2015	$8,212
2016	7,527
2017	6,838
2018	6,254
2019	5,796
Thereafter	78,784
Total	$113,411

____________________
1	Total excludes deferred revenue, intangibles, net and other liabilities related to properties held for sale.

Note 9. Development and Redevelopment Activities

Development Activities

In the first quarter of 2014, we substantially completed construction on Delray Marketplace in Delray Beach, Florida and transitioned the project to the operating portfolio.  The project is anchored by Publix, Frank Theatres, Burt & Max’s Grille, Charming Charlie, Chico’s, White House | Black Market, Ann Taylor Loft, and Jos. A. Bank.

In 2014, we substantially completed construction on Parkside Town Commons – Phase I near Raleigh, North Carolina, which is anchored by Harris Teeter, Petco and a non-owned Target.  Parkside Town Commons – Phase II is under construction as of December 31, 2014.  Field & Stream and Golf Galaxy opened in September 2014 and will be joined by Frank Theatres in the first half of 2015.

Holly Springs Towne Center Phase II is located in Raleigh, North Carolina and is adjacent to Phase I of Holly Springs Towne Center.  Construction commenced on Phase II of the development in the third quarter of 2014.  We have signed leases with Carmike Theatres, DSW and Bed Bath & Beyond.

In the fourth quarter of 2014, we began site work on Tamiami Crossing in Naples, Florida.  We have a signed lease with Stein Mart and are negotiating leases with four national junior anchors for the development.

Redevelopment Activities

In the first quarter of 2014, we began redevelopment of Gainesville Plaza in Gainesville, Florida.  The project is anchored by Burlington Coat Factory which opened in September 2014 and Ross Dress for Less which is expected to open in March 2015.

In January 2013, we completed plans for a redevelopment project at Bolton Plaza and reduced the estimated useful lives of certain assets that were demolished as part of this project.  As a result of this change in estimate, $0.8 million of additional depreciation expense was recognized in 2013.  The center is anchored by Academy Sports and Outdoors, LA Fitness, and Panera Bread.  We transitioned this project back to the operating portfolio in the third quarter of 2014.

In July 2013, we completed plans for a redevelopment project at King’s Lake Square and reduced the estimated useful lives of certain assets that were demolished as part of this project.  As a result of this change in estimate, $2.5 million of additional depreciation expense was recognized in 2013.  This center is anchored by Publix Supermarkets which opened in April of 2014.  We transitioned this project back to the operating portfolio in the second quarter of 2014.

Note 10. Merger and Acquisition Activities

The results of operations for all acquired properties during the years ended December 31, 2014, 2013, and 2012, respectively, have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition.

Acquisition costs include transactions costs for completed and prospective acquisitions, which are expensed as incurred. As part of the Merger, we incurred significant costs in 2014 related to investment banking, lender, due diligence, legal, and professional fees.  Merger and acquisition costs for the years ended December 31, 2014, 2013 and 2012 were $27.5 million, $2.2 million and $0.4 million, respectively.

Preliminary purchase price allocations were made at the date of acquisition, primarily to the fair value of tangible assets (land, building, and improvements) as well as to intangibles.  The estimated purchase price allocations for the 2014 acquisitions remain preliminary at December 31, 2014 and are subject to revision within the measurement period, not to exceed one year.

2014 Merger and Acquisition Activities

    In 2014, we acquired a total of 61 operating properties.  Upon completion of the Merger in July, we acquired 60 operating properties and in December we acquired an operating property in Las Vegas, Nevada.  The total merger purchase price was $2.4 billion.  As part of the Merger, we assumed $860 million of debt, maturing at various stages through March 2023.  In addition, we assumed a $12.4 million mortgage with a fixed interest rate of 5.73%, maturing in June 2030, as part of the Las Vegas acquisition.

The Company determined that it was the acquirer for accounting purposes in the Merger.  We considered the continuation of the Company’s existing management and a majority of the existing board members as the most significant considerations in our analysis.  Additionally, Inland Diversified had previously announced the transaction as a liquidation event and we believe this transaction was an acquisition of Inland Diversified by the Company.

The following is a summary of our 2014 operating property acquisitions.

Property Name	MSA	Acquisition Date	Acquisition Cost (Millions)

Merger with Inland Diversified	Various	July 2014	$2,128.6

Rampart Commons	Las Vegas, NV	December 2014	32.3

The fair value of the real estate and related assets acquired were primarily determined using the income approach.  The income approach required us to make assumptions about market leasing rates, tenant-related costs, discount rates, and disposal values.  The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as previously defined.  The ranges of the most significant Level 3 assumptions utilized in determining the value of the real estate and related assets of each building acquired during the Merger are as follows:

	Low	High
Lease-up period (months)	6	18
Net rental rate per square foot – Anchor (greater than 10,000 square feet)	$5.00	$30.00
Net rental rate per square foot – Small Shops	$11.00	$53.00
Discount rate	5.75%	9.25%

The following table summarizes the aggregate purchase price allocation for the properties acquired as part of the Merger as of July 1, 2014:

Assets:
Investment properties, net	$2,095,567
Deferred costs, net	143,210
Investments in marketable securities	18,602
Cash and cash equivalents	108,666
Accounts receivable, prepaid expenses, and other	20,157
Total assets	$2,386,202

Liabilities:
Mortgage and other indebtedness, including debt premium of $33,300	$892,909
Deferred revenue and other liabilities	129,935
Accounts payable and accrued expenses	59,314
Total Liabilities	1,082,158

Noncontrolling interests	69,356
Common stock issued	1,234,688
Total allocated purchase price	$2,386,202

    The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 5.8 years.

The Company allocated the purchase price for Rampart Commons to the fair value of tangible assets and intangibles.

The following table summarizes the revenue and earnings of the acquired properties since the respective acquisition dates, which are included in the consolidated statements of operations for the year ended December 31, 2014:

Year ended December 31, 2014
Revenue	$92,212
Expenses:
Property operating	14,262
Real estate taxes and other	11,254
Depreciation and amortization	43,257
Interest expense	14,845
Total expenses	83,618
Gain on sale and other (1)	2,153
Net income impact from 2014 acquisitions prior to income allocable to noncontrolling interests	10,747
Income allocable to noncontrolling interests	(1,284)
Impact from 2014 acquisitions on income attributable to Kite Realty Trust	$9,463

____________________
1	We sold eight properties that were acquired through the Merger in November and December 2014.

The following table presents unaudited pro forma information for the year ended December 31, 2014 and 2013 as if the Merger and the 2013 and 2014 property acquisitions had been consummated on January 1, 2013.  The pro forma results have been calculated under our accounting policies and adjusted to reflect the results of Inland Diversified’s additional depreciation and amortization that would have been recorded assuming the allocation of the purchase price to investment properties, intangible assets and indebtedness had been applied on January 1, 2013.  The pro forma results exclude Merger costs and reflect the termination of management agreements with affiliates of Inland Diversified as neither are expected to have a continuing impact on the results of the operations following the Merger.  The results also reflect the pay down of certain debt, which was contemplated as part of the Merger.

	Twelve Months Ended December 31, (unaudited)
	2014	2013
Total revenue	$355,716	$357,506
Consolidated net income	26,911	2,219

2013 Acquisition Activities

In 2013, we acquired thirteen operating properties.  The following is a summary of our 2013 operating property acquisitions.

Property Name	MSA	Acquisition Date	Contract Purchase Price (Millions)

Shoppes of Eastwood	Orlando, FL	January 2013	$11.6
Cool Springs Market	Nashville, TN	April 2013	37.6
Castleton Crossing	Indianapolis, IN	May 2013	39.0
Toringdon Market	Charlotte, NC	August 2013	15.9

Nine Property Portfolio	Various	November 2013	304.0

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

The following table summarizes our final allocation of the fair value of amounts recognized for each major class of asset and liability for these acquisitions:

Allocation to opening balance sheet
Investment properties, net	$419,080
Lease-related intangible assets	19,537
Other assets	293
Total acquired assets	438,910

Accounts payable and accrued expenses	2,204
Deferred revenue and other liabilities	29,291
Total assumed liabilities	31,495

Fair value of acquired net assets	$407,415

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 4.6 years.

There were no material adjustments to the purchase price allocations for our 2013 acquisitions during the year ended December 31, 2014.

2012 Acquisition Activities

In 2012, we acquired four operating properties.  In connection with these acquisitions, the Company allocated the purchase price to the fair value of tangible assets (land, building, and improvements) as well as to intangibles.  The following is a summary of our 2012 operating property acquisitions.

Property Name	MSA	Acquisition Date	Contract Purchase Price (Millions)

Cove Center	Stuart, FL	June 2012	$22.1
12th Street Plaza	Vero Beach, FL	July 2012	15.2
Plaza Green	Greenville, SC	December 2012	28.8
Publix at Woodruff	Greenville, SC	December 2012	9.1

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

Allocation to opening balance sheet
Investment properties, net	$76,531
Lease-related intangible assets	2,209
Other assets	8
Total acquired assets	78,748

Secured debt	8,086
Deferred revenue and other liabilities	4,952
Total assumed liabilities	13,038

Fair value of acquired net assets	$65,710

Note 11. Disposals, Discontinued Operations and Investment Properties Held for Sale

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

During the fourth quarter of 2014, we completed the sale of the first tranche (“Tranche I”) to Inland Real Estate Income Trust, Inc. (“Inland Real Estate”) for aggregate proceeds of $151 million and a net gain of $1.4 million.  See below.

Further, we have $16.1 million classified as cash and cash equivalents that we received in connection with the sale of Tranche I for which we intend to utilize for future acquisitions.

Sale of Properties to Inland Real Estate Income Trust

On September 16, 2014, we entered into a Purchase and Sale Agreement with Inland Real Estate, which provides for the sale of 15 of our operating properties acquired in the Merger (the “Portfolio”) to Inland Real Estate with the option for the sale of a 16th property, Village at Bay Park.

The Purchase and Sale Agreement provides that the Portfolio will be sold to Inland Real Estate in two separate tranches. The sale of Tranche I consisted of eight retail operating properties that were sold in November and December. The sale of the second tranche (“Tranche II”) will consist of seven retail operating properties to be sold for a sales price of approximately $167.4 million, including debt to be assumed of $64.2 million, and is expected to occur on or before March 16, 2015.  One of the Company’s trustees also serves as a director of Inland Real Estate, and therefore recused himself from any consideration by the Board of Trustees of the transaction.

    The operating properties sold in Tranche I and to be sold in Tranche II are as follows:

Property Name	MSA

Tranche I:
Copps Grocery	Stevens Point, WI
Fox Point	Neenah, WI
Harvest Square	Harvest, AL
Landing at Ocean Isle Beach	Ocean Isle Beach, NC
Branson Hills Plaza	Branson, MO
Shoppes at Branson Hills	Branson, MO
Shoppes at Prairie Ridge	Pleasant Prairie, WI
Heritage Square	Conyers, GA

Tranche II:
Eastside Junction1	Athens, AL
Fairgrounds Crossing	Hot Springs, AR
Hawk Ridge	Saint Louis, MO
Prattville Town Center	Prattville, AL
Regal Court	Shreveport, LA
Whispering Ridge	Omaha, NE
Walgreens Plaza	Jacksonville, NC

____________________
1
The anchor tenant exercised its right of first offer to purchase the property. Subsequent to this exercise, the anchor tenant decided not to purchase the property and Inland Real Estate will instead acquire the property as part of Tranche II.

The operating properties listed above are not included in discontinued operations in the accompanying Statements of Operations as the disposals neither individually nor in the aggregate represent a strategic shift that has or will have a major effect on our operations or financial results (see Note 2).  The properties in Tranche II met the requirements to be presented as held for sale as of December 31, 2014.  The Village at Bay Park property does not meet the held for sale criteria as this property is subject only to Inland Real Estate’s option to purchase.  Upon meeting the held-for-sale criteria, depreciation and amortization ceased for these operating properties.  The assets and liabilities associated with these properties are separately classified as held for sale in the consolidated balance sheet as of December 31, 2014.

The following table presents the assets and liabilities associated with the held for sale properties:

December 31,
2014
Assets:
Investment properties, at cost	$170,782
Less: accumulated depreciation	(1,313)
169,469

Accounts receivable, prepaids and other assets	1,187
Deferred costs and intangibles, net	8,986
Total assets held for sale	$179,642

Liabilities:
Mortgage and other indebtedness, including net premium	$67,452
Accounts payable and accrued expenses	1,428
Deferred revenue, intangibles and other liabilities	12,284
Total liabilities held for sale	$81,164

The results of operations for the investment properties that are classified as held for sale or sold as part of Tranche I are presented in the table below:

Six Months Ended December 31,
2014
Revenue:
Minimum rent1	$11,320
Tenant reimbursements	2,279
Total revenue	13,599
Expenses:
Property operating	1,958
Real estate taxes	1,372
Depreciation and amortization	2,365
Total expenses	5,695
Operating income	7,904
Interest expense	(2,703
Income from continuing operations	$5,201

____________________
1	Minimum rent includes $0.3 million of non-cash straight-line and market rent revenue.

Other Disposals

The Red Bank Commons, Ridge Plaza and Zionsville Walgreens operating properties are not included in discontinued operations in the accompanying Statements of Operations for the year ended December 31, 2014, 2013 and 2012, as the disposals individually and in the aggregate did not represent a strategic shift that has or will have a major effect on our operations and financial results (see Note 2).

The 50th and 12th operating property is included in discontinued operations for the years ended December 31, 2014, 2013 and 2012, as the property was classified as held for sale as of December 31, 2013.

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

The activities of these properties sold in 2013 and 2012, and the 50th & 12th operating property sold in 2014, are reflected as discontinued operations in the accompanying consolidated statements of operations.

The results of the discontinued operations related to these properties were comprised of the following for the years ended December 31, 2014, 2013, and 2012:

	Year ended December 31,
	2014	2013	2012
Revenue	$—	$2,565	$8,839
Expenses:
Property operating	—	117	1,081
Real estate taxes and other	—	199	1,230
Depreciation and amortization	—	844	2,963
Impairment charge	—	5,372	—
Total expenses	—	6,532	5,274
Operating income (loss)	—	(3,967)	3,565
Interest expense	—	(571)	(2,909)
Income (loss) from discontinued operations	—	(4,538)	656
Gain on debt extinguishment	—	1,242	—
Gain on sale of operating properties, net	3,198	487	7,094
Total income (loss) from discontinued operations	$3,198	$(2,809)	$7,750

Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	$3,111	$(2,620)	$5,317
Income (loss) from discontinued operations attributable to noncontrolling interests	87	(189)	2,433
Total income (loss) from discontinued operations	$3,198	$(2,809)	$7,750

Note 12. Mortgage Loans and Other Indebtedness

Mortgage and other indebtedness, excluding mortgages related to assets held for sale (see Note 11), consist of the following at December 31, 2014 and 2013:

	Balance at December 31,
Description	2014	2013
Unsecured Revolving Credit Facility
Matures July 20181; maximum borrowing level of $500 million and $200 million available at December 31, 2014 and 2013, respectively; interest at LIBOR + 1.40%2 or 1.57% at December 31, 2014 and interest at LIBOR + 1.95%2 or 2.12% at December 31, 2013	$160,000	$145,000
Unsecured Term Loan
Matures July 20193; interest at LIBOR + 1.35%2 or 1.52% at December 31, 2014 and interest at LIBOR + 1.80%2 or 1.97% at December 31, 2013	230,000	230,000
Construction Loans—Variable Rate
Generally interest only; maturing at various dates through 2016; interest at LIBOR+1.75%-2.10%, ranging from 1.92% to 2.27% at December 31, 2014 and interest at LIBOR+2.00%- 2.50%, ranging from 2.17% to 2.67% at December 31, 2013	119,347	144,389
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2030; interest rates ranging from 3.81% to 6.78% at December 31, 2014 and interest rates ranging from 5.42% to 6.78% at December 31, 2013	810,959	276,504
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing at various dates through 2022; interest at LIBOR + 1.75%-2.75%, ranging from 1.92% to 2.92% at December 31, 2014 and interest at LIBOR + 1.25%-2.94%, ranging from 1.42 % to 3.11% at December 31, 2013	205,798	61,186
Net premium on acquired indebtedness	28,159	65
Total mortgage and other indebtedness	$1,554,263	$857,144

____________________
1	The maturity date may be extended at the Company’s option for up to two additional periods of six months each, subject to certain conditions.

2	The rate on our unsecured revolving credit facility and unsecured term loan varied at certain parts of the year due to provisions in the agreement and the amendment and restatement of the agreement.

3	The maturity date may be extended for an additional six months at the Company’s option subject to certain conditions.

The one month LIBOR interest rate was 0.17% as of December 31, 2014 and 2013.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On July 1, 2014, in conjunction with the Merger, we amended the terms of our unsecured revolving credit facility (the “amended facility”) and increased the total borrowing capacity from $200 million to $500 million.  The amended terms also include an extension of the maturity date to July 1, 2018, which may be further extended at our option for up to two additional periods of six months each, subject to certain conditions, and a reduction in the interest rate to LIBOR plus 140 to 200 basis points, from LIBOR plus 165 to 250 basis points, depending on our leverage.  The amended facility has a fee of 15 to 25 basis points on unused borrowings.  We may increase our borrowings under the amended facility up to $750 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the amended facility, to provide such increased amounts.

On July 1, 2014, we also amended the terms of our $230 million Term Loan (the “amended Term Loan”).   The amended Term Loan has a maturity date of July 1, 2019, which may be extended for an additional six months at the Company’s option subject to certain conditions.  The interest rate applicable to the amended Term Loan was reduced to LIBOR plus 135 to 190 basis points, depending on our leverage, a decrease of between 10 and 55 basis points.  The amended Term Loan also provides for an increase in total borrowing of up to an additional $170 million ($400 million in total), subject to certain conditions, including obtaining commitments from any one or more lenders.

The amount that we may borrow under our amended facility is based on the value of assets in our unencumbered property pool.  As of December 31, 2014, the full amount of our amended facility, or $500 million, was available for draw based on the unencumbered property pool allocated to the facility.  Taking into account outstanding draws and letters of credit, as of December 31, 2014, we had $333.2 million available for future borrowings under our amended facility.  In addition, our unencumbered assets could provide approximately $120 million of additional borrowing capacity under our amended facility if the expansion feature was exercised.  As of December 31, 2014, we had 88 unencumbered properties, of which 80 were wholly-owned by subsidiaries which are guarantors under the amended facility and the amended Term Loan.

As of December 31, 2014, $160 million was outstanding under the amended facility and $230 million was outstanding under the amended Term Loan.  Additionally, we had letters of credit outstanding which totaled $6.8 million, against which no amounts were advanced as of December 31, 2014.

Our ability to borrow under the amended facility is subject to our compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  The amended facility and the amended Term Loan also require us to satisfy certain financial covenants.  As of December 31, 2014, we were in compliance with all such covenants on the amended facility and the amended Term Loan.

For the year ended December 31, 2014, we had total loan borrowings of $146.5 million, total loan assumptions of $859.6 million and total loan repayments of $285.2 million.  The major components of this activity are as follows:

•	In January 2014, we paid off the $4.0 million loan secured by the 50th and 12th operating property using a portion of the proceeds from the sale of the property (see Note 11);

•	In March 2014, we refinanced the $6.9 million Beacon Hill variable rate loan and extended the maturity of the loan to April 2018;

•
In July 2014, as a result of the Merger, we assumed $859.6 million in debt secured by 41 properties.  As part of the purchase price allocation, a debt premium of $33.3 million was recorded.  The variable interest rates on these mortgage loans are based on LIBOR plus spreads ranging from 175 to 275 basis points and mature over various terms through 2022.  The fixed interest rates on these mortgage loans range from 3.81% to 6.19% and mature over various terms through 2022;

•
In July 2014, we retired the $17.7 million loan secured by our Rangeline Crossing operating property, the $18.9 million loan secured by our Four Corner Square operating property and the $5.0 million loan secured by land at 951 and 41 in Naples, Florida using cash acquired as part of the Merger;

•	In September 2014, we retired the $4.5 million loan secured by the Zionsville Walgreens operating property upon the sale of the asset (see Note 11);

•
In December 2014, in connection with the sale of Tranche I, Inland Real Estate assumed $75.8 million of our secured loans associated with Shoppes at Prairie Ridge, Fox Point, Harvest Square, Heritage Square, The Shoppes at Branson Hills and Copp’s Grocery;

•
In December 2014, we paid down $4.0 million on the loan secured by Delray Marketplace operating property and refinanced the remaining $55.3 million variable rate loan and extended the maturity of the loan to November 2016;

•
In December 2014, we retired the $15.8 million loan secured by our Eastgate Pavilion operating property, the $1.9 million loan secured by our Bridgewater Marketplace operating property, the $34.0 million loan secured by our Holly Springs – Phase I development property and the $15.2 million loan secured by Wheatland Town Crossing utilizing a portion of proceeds from property sales;

•
In December 2014, in connection with the acquisition of Rampart Commons, we assumed a $12.4 million fixed rate mortgage.  As part of the purchase price allocation, a debt premium of $2.2 million was recorded;

•	In 2014, we drew $66.7 million on the unsecured revolving credit facility to fund the acquisition of Rampart Commons, redevelopment and tenant improvement costs;

•	In 2014, we paid down $51.7 million on the unsecured revolving credit facility utilizing a portion of proceeds from property sales and cash on hand;

•	In 2014, we drew $50.8 million on construction loans related to development projects; and

•	We made scheduled principal payments on indebtedness totaling $6.5 million.

Mortgage and Construction Loans

Mortgage and construction loans are secured by certain real estate, are generally due in monthly installments of interest and principal and mature over various terms through 2030.

The following table presents maturities of mortgage debt, corporate debt, and construction loans as of December 31, 2014:

	Annual Principal Payments	Term Maturity	Total
2015	$6,558	$112,347	$118,905
2016	5,708	247,613	253,321
2017	4,998	50,026	55,024
20181	5,060	68,694	73,754
20192	4,932	160,000	164,932
Thereafter	16,678	843,490	860,168
	$43,934	$1,482,170	$1,526,104
Unamortized Premiums			28,159
Total			$1,554,263

____________________
1	Includes our unsecured revolving credit facility. We have the option to extend the maturity date by one year to July 1, 2019, subject to certain conditions.

2	Includes our unsecured Term Loan. We have the option to extend the maturity date by six months to January 1, 2020, subject to certain conditions.

The amount of interest capitalized in 2014, 2013, and 2012 was $4.8 million, $5.1 million, and $7.4 million, respectively.

Fair Value of Fixed and Variable Rate Debt

As of December 31, 2014, the fair value of fixed rate debt, including properties held for sale, was $945.9 million compared to the book value of $875.3 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 3.81% to 6.78%.  As of December 31, 2014, the fair value of variable rate debt, including properties held for sale, was $751.5 million compared to the book value of $715.2 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 1.52% to 2.92%.

Note 13.  Derivative Instruments, Hedging Activities and Other Comprehensive Income

In order to manage volatility relating to variable interest rate risk, we enter into interest rate hedging agreements from time to time.  We do not use derivatives for trading or speculative purposes nor do we have any derivatives that are not designated as cash flow hedges.  We have agreements with each of our derivative counterparties that contain a provision that in the event of default on any of our indebtedness, we could also be declared in default on our derivative obligations.  As of December 31, 2014, we were party to various cash flow hedge agreements with notional amounts totaling $373.3 million.  These hedge agreements effectively fix the interest rate indices underlying certain variable rate debt instruments over terms ranging from 2017 through 2020.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.39%.

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

In the Merger we assumed seven interest rate swaps.  The notional amount of the instruments was $163.3 million and the fair value was a net liability of $3.7 million on the Merger date.  Three of these swaps with a combined notional amount of $34.2 million were not designated as cash flow hedges.  The change in the fair value of those interest rate agreements of $0.2 million for the six months ending December 31, 2014 was shown as a reduction to interest expense.  These three swaps were assumed by Inland Real Estate as part of the sale of Tranche I.

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

Although we have determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and our counterparties.   However, as of December 31, 2014 and 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

As of December 31, 2014 the fair value of our interest rate hedges was a net liability of $4.4 million, including accrued interest of $0.5 million.  As of December 31, 2014, $0.7 million is recorded in prepaid and other assets and $5.1 million is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2013 the net fair value of our interest rate hedge assets was $1.1 million, including accrued interest of $0.3 million.  As of December 31, 2013, $2.8 million is recorded in prepaid and other assets and $1.7 million is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

We currently expect the impact to interest expense over the next 12 months as the hedged forecasted interest payments occur to be $4.4 million.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the years ended December 31, 2014, 2013 and 2012, $5.1 million, $2.8 million and $1.5 million, respectively, were reclassified as a reduction to earnings.

Our share of net unrealized gains and losses on our interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.  The following sets forth comprehensive loss allocable to us for the years ended December 31, 2014, 2013, and 2012:

	Year ended December 31,
	2014	2013	2012
Net loss attributable to Kite Realty Group Trust	$(5,701)	$(2,850)	$(4,334)
Other comprehensive (loss) income allocable to Kite Realty Group Trust1	(2,528)	6,612	(3,734)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(8,229)	$3,762	$(8,068)

____________________
1	Reflects our share of the net change in the fair value of derivative instruments accounted for as cash flow hedges.

Note 14. Lease Information

Tenant Leases

The Company receives rental income from the leasing of retail and office space under operating leases.  The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold.  The weighted average remaining term of the lease agreements is approximately 5.8 years.  During the periods ended December 31, 2014, 2013, and 2012, the Company earned overage rent of $1.1 million, $0.6 million, and $0.5 million, respectively.

As of December 31, 2014, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on sales volume, are as follows:

2015	$244,346
2016	227,745
2017	206,650
2018	172,285
2019	142,950
Thereafter	805,224
Total	$1,799,200

Lease Commitments

As of December 31, 2014, we are obligated under six ground leases for approximately 20 acres of land with five landowners, all of which require fixed annual rent payments.  The expiration dates of the initial terms of these ground leases range from 2015 to 2083.  These leases have five to ten year extension options ranging in total from 20 to 50 years. Ground lease expense incurred by the Company on these operating leases for the years ended December 31, 2014, 2013 and 2012 was $0.7 million, $0.7 million, and $0.6 million, respectively.

We are obligated under a ground lease for one of our operating properties, Eddy Street Commons at the University of Notre Dame.  The Company makes ground lease payments to the University of Notre Dame for the land beneath the initial phase of the development.  This lease agreement is for a 75-year term at a fixed payment for the first two years, after which payments are based on a percentage of certain gross revenues.  Contingent amounts are not readily estimable and are not reflected in the table below for fiscal years 2015 and beyond.

Future minimum lease payments due under such leases for the next five years ending December 31 and thereafter are as follows:

2015	$543
2016	511
2017	511
2018	149
2019	121
Thereafter	7,893
Total	$9,728

Note 15. Shareholders’ Equity

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

On July 1, 2014, we issued approximately 50.3 million of our common shares to the existing Inland Diversified stockholders as consideration in connection with the Merger.  For purposes of financial statement presentation, the shares were valued based on the closing price of our common shares immediately prior to the closing date.

Common Equity

In November 2013, we completed an equity offering of 9.2 million common shares at an offering price of $24.64 per share for net offering proceeds of $217 million.  We initially used the proceeds to repay borrowings under our unsecured revolving credit facility and subsequently redeployed the proceeds to fund a portion of the purchase price of the portfolio of nine unencumbered retail properties (see Note 10).

In April and May of 2013, we completed an equity offering of 3.9 million common shares at an offering price of $26.20 per share for net offering proceeds of $97 million.  We initially used the proceeds to repay borrowings under our unsecured revolving credit facility and subsequently redeployed the proceeds to acquire Cool Springs Market, Castleton Crossing, and Toringdon Market (see Note 10).

Accrued but unpaid distributions on common shares and units were $22.1 million and $8.2 million as of December 31, 2014 and 2013, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  These distributions were paid in January of the following year.

Reverse Share Split

On August 11, 2014, we completed a reverse share split of our common shares at a ratio of one new share for each four shares then outstanding.  As a result of the reverse share split, the number of outstanding common shares was reduced from approximately 332.7 million shares to approximately 83.2 million shares.  In addition, the reverse share split had the same impact on the number of outstanding operating partnership units.

Preferred Equity

Accrued but unpaid distributions on the Series A preferred shares were $0.7 million as of December 31, 2014 and 2013, respectively and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Dividend Reinvestment and Share Purchase Plan

We maintain a Dividend Reinvestment and Share Purchase Plan (the “Dividend Reinvestment Plan”) which offers investors a dividend reinvestment component to invest all or a portion of the dividends on their common shares, or cash distributions on their units in the Operating Partnership, in additional common shares.  In addition, the direct share purchase component permits Dividend Reinvestment Plan participants and new investors to purchase common shares by making optional cash investments with certain restrictions.

Note 16. Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2014 and 2013.

	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014
Total revenue	$42,660	$40,843	$88,576	$87,448
Operating income	5,206	4,319	(1,316)	21,120
(Loss) income from continuing operations	(2,217)	(3,196)	(16,729)	5,786
Income (loss) from discontinued operations	3,198	—	—	—
Gain on sale of operating properties, net	3,490	—	2,749	2,243
Consolidated net income (loss)	4,471	(3,196)	(13,980)	8,029
Net income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	4,332	(2,976)	(14,284)	7,227
Net income (loss) attributable to Kite Realty Group Trust common shareholders	2,218	(5,090)	(16,398)	5,113
Net (loss) income per common share – basic and diluted:
Net (loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	(0.00)	(0.16)	(0.20)	0.06
Net income (loss) attributable to Kite Realty Group Trust common shareholders	0.08	(0.16)	(0.20)	0.06
Weighted average Common Shares outstanding - basic	32,755,898	32,884,467	83,455,900	83,478,680
Weighted average Common Shares outstanding - diluted	32,755,898	32,884,467	83,455,900	83,727,400

	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013
Total revenue	$31,041	$29,916	$32,553	$35,978
Operating income	8,727	204	5,738	7,551
(Loss) income from continuing operations	2,475	(6,883)	(1,881)	191
Income (loss) from discontinued operations	(418)	(371)	3,122	230
Gain on sale of operating properties, net	—	—	—	—
Consolidated net income (loss)	2,057	(7,254)	1,241	421
Net income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	2,032	(6,593)	1,256	(34)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	(82)	(8,707)	(858)	(1,659)
Net loss (income) per common share – basic and diluted:
Net loss (income) from continuing operations attributable to Kite Realty Group Trust common shareholders	(0.00)	(0.36)	(0.16)	(0.07)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	(0.00)	(0.40)	(0.04)	(0.06)
Weighted average Common Shares outstanding - basic	19,458,125	22,766,704	23,450,974	28,368,568
Weighted average Common Shares outstanding - diluted	19,458,125	22,766,704	23,450,974	28,368,568

Note 17. Commitments and Contingencies

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

We have guaranteed a loan in the amount of $26.6 million on behalf of LC White Plains Retail, LLC and LC White Plains Recreation, LLC (collectively, the “LC Partners”) who own a noncontrolling interest in our City Center operating property.  Along with our guarantee of the loan the LC Partners pledged their Class B units in one of our consolidated joint ventures as collateral for the loan.  If payment of the loan is required and the value of the Class B units does not fully service the loan, we will be required to retire the remaining amount.  On February 13, 2015, we acquired our partner’s redeemable interests in the City Center operating property for $34.4 million that was paid in a combination of cash and Operating Partnership units.  As a result of this transaction the guarantee was terminated.

As of December 31, 2014, we had outstanding letters of credit totaling $6.8 million.  At that date, there were no amounts advanced against these instruments.

Earnout Liability

Six of our properties, which are properties acquired by Inland Diversified prior to the date of the Merger, have earnout components whereby we are required to pay the seller additional consideration based on subsequent leasing activity of vacant space. The maximum potential earnout payment was $9.7 million at December 31, 2014. The table below presents the change in our earnout liability for the six months ended December 31, 2014.

Six Months Ended December 31, 2014

Earnout liability – beginning of period	$16,593
Decreases:
Payments to settle earnouts	(6,929)
Earnout liability – end of period	$9,664

The expiration dates of the remaining earnouts range from January 31, 2015 through December 28, 2015.

Note 18. Supplemental Schedule of Non-Cash Investing/Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Assumption of mortgages upon completion of Merger including debt premium of $33,298	$892,909	$—	$—
Properties and other assets acquired upon completion of Merger	2,367,600	—	—
Marketable securities acquired upon completion of Merger	18,602	—	—
Assumption of debt in connection with acquisition of Rampart Commons including debt premium of $2,221	14,586	—	—
Accrued distribution to preferred shareholders	705	705	705
Extinguishment of mortgages upon transfer of Tranche I operating properties	75,800	—	—
Payable due to PREI in connection with consolidation of Parkside Town Commons	—	—	4,925
Assumption of debt in connection with consolidation of Parkside Town Commons	—	—	14,440
Assumption of debt in connection with acquisition of 12th Street Plaza	—	—	8,086
Extinguishment of mortgage upon transfer of Kedron Village operating property	—	29,195	—
Net assets of Kedron Village transferred to lender (excluding non-recourse debt)	—	27,953	—

Note 19. Related Parties

Subsidiaries of the Company provide certain management, construction management and other services to certain unconsolidated entities and to entities owned by certain members of the Company’s management.  During the years ended December 31, 2014, 2013 and 2012, we earned $65,000, $0, and $20,000, respectively from unconsolidated entities, and $20,000, $40,000 and $40,000, respectively from entities owned by certain members of management.

We reimburse an entity owned by certain members of our management for travel and related services.  During the years ended December 31, 2014, 2013 and 2012, amounts paid by the Company to this related entity were $0.3 million, $0.3 million, and $0.3 million, respectively.

Note 20. Subsequent Events

Dividend Declaration

Our Board of Trustees declared a cash distribution of $0.26 per common share for the fourth quarter of 2014.  This distribution was paid on January 13, 2015 to common shareholders and operating partnership unit holders of record as of January 6, 2015.

On February 5, 2015, the Board of Trustees declared a cash distribution of $0.2725 for the first quarter of 2015 to common shareholders and operating partnership unit holders of record as of April 6, 2015, which represents a 4.8% increase.

On February 5, 2015, the Board of Trustees declared a quarterly preferred share cash distribution of $0.515625 per Series A Preferred Share covering the distribution period from December 2, 2014 to March 1, 2015 payable to shareholders of record as of February 17, 2015.

City Center

    On February 13, 2015, we acquired our partner’s redeemable interests in the City Center operating property for $34.4 million that was paid in a combination of cash and Operating Partnership units.  We funded the majority of the cash portion with a $30 million draw on our unsecured revolving credit facility.

Kite Realty Group Trust
Schedule III
Consolidated Real Estate and Accumulated Depreciation

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Operating Properties

12th Street Plaza *	$-	$2,624,000	$13,792,742	$-	$156,305	$2,624,000	$13,949,047	$16,573,047	$1,769,519	1978/2003	2012
54th & College *	-	2,671,501	-	-	-	2,671,501	-	2,671,501	-	2008	NA
Bayonne Crossing	45,000,000	47,809,419	44,297,012	-	-	47,809,419	44,297,012	92,106,431	971,800	2011	2014
Bayport Commons	12,543,013	7,868,354	21,904,423	-	1,325,220	7,868,354	23,229,643	31,097,997	4,215,310	2008	NA
Beacon Hill Shopping Center	6,691,350	3,293,393	13,528,339	-	500,121	3,293,393	14,028,460	17,321,853	2,755,575	2006	NA
Beechwood Promenade *	-	2,733,793	45,024,812	-	463,166	2,733,793	45,487,978	48,221,771	2,658,329	1961	2013
Bell Oaks Centre	6,547,500	1,230,349	12,746,077	-	-	1,230,349	12,746,077	13,976,426	323,659	2008	2014
Bolton Plaza *	-	3,733,426	18,994,585	-	-	3,733,426	18,994,585	22,728,011	5,598,193	1986/2014	N/A
Boulevard Crossing	13,028,887	4,385,525	9,733,163	-	1,860,882	4,385,525	11,594,045	15,979,570	3,802,071	2004	NA
Bridgewater Marketplace *	-	3,406,641	8,694,181	-	21,811	3,406,641	8,715,992	12,122,633	1,803,858	2008	NA
Burlington Coat Factory *	-	29,000	2,772,992	-	-	29,000	2,772,992	2,801,992	943,945	1992/2000	2000
Burnt Store Promenade *	-	5,112,244	6,242,900	-	34,508	5,112,244	6,277,408	11,389,652	671,798	1989	2013
Cannery Corner	-	6,266,907	10,558,916	-	-	6,266,907	10,558,916	16,825,823	264,218	2008	2014
Castleton Crossing *	-	9,750,000	29,399,817	10,951	70,039	9,760,951	29,469,856	39,230,807	2,893,638	1975	2013
Centennial Center	70,455,000	58,960,380	73,083,777	-	159,056	58,960,380	73,242,834	132,203,214	2,827,887	2002	2014
Centennial Gateway	29,975,000	5,305,419	49,401,592	-	-	5,305,419	49,401,592	54,707,011	1,363,228	2005	2014
Centre at Panola *	2,608,165	1,985,975	8,203,018	-	108,126	1,985,975	8,311,144	10,297,119	2,839,757	2001	2004
Centre Point Commons	14,410,000	2,918,234	22,812,928	-	-	2,918,234	22,812,928	25,731,162	552,692	2007	2014
City Center	90,000,000	20,564,529	161,746,271	-	34,878	20,564,529	161,781,149	182,345,678	3,523,700	2004	2014
Clay Marketplace *	-	1,398,101	8,769,762	-	220	1,398,101	8,769,982	10,168,083	534,536	1966/2003	2013
Cobblestone Plaza *	-	11,221,414	46,580,145	-	-	11,221,414	46,580,145	57,801,559	5,802,914	2011	NA
Colonial Square	18,140,000	11,743,004	31,584,200	-	-	11,743,004	31,584,200	43,327,204	629,951	2010	2014
Cool Creek Commons	16,625,704	6,062,351	14,830,282	-	850,965	6,062,351	15,681,247	21,743,598	5,198,510	2005	NA
Cool Springs Market *	-	12,684,400	23,694,836	-	141,569	12,684,400	23,836,405	36,520,805	3,051,082	1995	2013
Cornelius Gateway	-	1,249,447	3,655,222	-	-	1,249,447	3,655,222	4,904,669	773,032	2006	NA
Cove Center *	-	2,035,770	19,884,204	-	419,658	2,035,770	20,303,862	22,339,632	5,230,117	1984/2008	2012
Crossing at Killingly Commons	33,000,000	21,999,344	35,264,186	-	-	21,999,344	35,264,186	57,263,530	876,522	2010	2014
Delray Marketplace	55,320,215	18,750,210	90,523,611	-	-	18,750,210	90,523,611	109,273,821	5,073,760	2013	NA
DePauw University Bookstore & Café	-	63,765	663,010	-	44,602	63,765	707,612	771,377	131,444	2012	NA
Draper Crossing *	-	9,054,258	28,542,019	-	-	9,054,258	28,542,019	37,596,277	864,216	2012	2014
Draper Peaks	23,905,106	11,998,150	48,933,199	-	-	11,998,150	48,933,199	60,931,349	1,245,576	2012	2014
Eastern Beltway	34,100,000	23,221,314	49,659,575	-	-	23,221,314	49,659,575	72,880,889	1,559,362	1998/2006	2014
Eastgate	14,410,000	4,073,392	21,362,521	-	-	4,073,392	21,362,521	25,435,913	695,391	2002	2014
Eastgate Pavilion *	-	8,122,283	19,806,778	-	656,751	8,122,283	20,463,529	28,585,812	6,974,254	1995	2004
Eddy Street Commons	24,339,621	1,900,000	38,029,845	-	216,883	1,900,000	38,246,728	40,146,728	6,301,727	2009	NA
Estero Town Commons *	-	8,973,290	9,968,125	-	11,242	8,973,290	9,979,367	18,952,657	2,060,246	2006	NA
Fishers Station	7,456,520	3,735,807	11,822,475	-	488,515	3,735,807	12,310,990	16,046,797	5,522,347	1989	2004

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Operating Properties (continued)

Four Corner Square *	-	8,599,045	34,161,996	-	-	8,599,045	34,161,996	42,761,041	5,090,074	1985/2013	NA
Fox Lake Crossing *	-	5,684,724	9,324,308	-	239,828	5,684,724	9,564,136	15,248,860	2,895,305	2002	2005
Geist Pavilion	10,714,445	1,367,816	9,754,130	-	1,662,796	1,367,816	11,416,926	12,784,742	3,664,678	2006	NA
Glendale Town Center *	-	1,494,469	45,314,295	-	840,517	1,494,469	46,154,812	47,649,281	22,960,740	1958/2008	1999
Greyhound Commons *	-	2,629,064	794,093	-	886,962	2,629,064	1,681,055	4,310,119	449,658	2005	NA
Hamilton Crossing - Phase II & III *	-	2,858,650	23,709,379	-	-	2,858,650	23,709,379	26,568,029	518,254	2008	2014
Hitchcock Plaza *	-	4,259,641	22,181,088	-	-	4,259,641	22,181,088	26,440,729	426,096	2006	2014
Holly Springs Towne Center - Phase I *	-	12,318,891	46,896,716	-	-	12,318,891	46,896,716	59,215,607	2,451,489	2013	NA
Hunters Creek Promenade *	-	8,335,007	12,880,296	-	327,379	8,335,007	13,207,675	21,542,682	614,335	1994	2013
Indian River Square	12,231,757	5,180,000	9,702,002	-	610,173	5,180,000	10,312,175	15,492,175	5,106,624	1997/2004	2005
International Speedway Square *	20,006,070	7,769,277	19,493,924	-	9,043,526	7,769,277	28,537,450	36,306,727	12,624,543	1999	NA
King's Lake Square *	-	4,519,000	16,073,425	-	-	4,519,000	16,073,425	20,592,425	5,656,821	1986/2014	2003
Kingwood Commons *	-	5,715,450	31,035,180	-	-	5,715,450	31,035,180	36,750,630	1,841,705	1999	2013
Lake City Commons	5,200,000	4,692,804	12,491,009	-	-	4,692,804	12,491,009	17,183,813	309,892	2008	2014
Lake Mary Plaza	5,080,000	1,412,864	8,727,313	-	-	1,412,864	8,727,313	10,140,177	168,600	2009	2014
Lakewood Promenade *	-	1,783,240	25,804,668	-	192,099	1,783,240	25,996,767	27,780,007	1,824,600	1948/1998	2013
Landstown Commons	50,140,000	19,329,133	92,201,197	-	-	19,329,133	92,201,197	111,530,330	2,357,843	2007	2014
Lima Marketplace	8,383,000	4,702,753	15,737,999	-	-	4,702,753	15,737,999	20,440,752	402,365	2008	2014
Lithia Crossing *	-	3,064,698	10,074,676	-	4,860,083	3,064,698	14,934,759	17,999,457	2,195,618	1993/2003	2011
Lowe's Plaza	-	2,124,802	6,120,067	-	-	2,124,802	6,120,067	8,244,869	180,280	2007	2014
Market Street Village *	-	9,764,381	18,745,417	-	2,031,839	9,764,381	20,777,256	30,541,637	6,933,912	1970/2004	2005
Memorial Commons *	-	1,567,816	14,656,445	-	-	1,567,816	14,656,445	16,224,261	281,065	2008	2014
Merrimack Village Center	5,445,000	1,921,079	12,798,403	-	-	1,921,079	12,798,403	14,719,482	324,353	2007	2014
Miramar Square	31,625,000	26,391,652	31,070,986	-	-	26,391,652	31,070,986	57,462,638	771,260	2008	2014
Mullins Crossing	20,917,206	10,582,161	42,410,267	-	-	10,582,161	42,410,267	52,992,428	1,469,274	2005	2014
Naperville Marketplace	9,163,148	5,364,101	12,187,580	-	-	5,364,101	12,187,580	17,551,681	2,711,342	2008	NA
Northcrest Shopping Center	15,780,000	4,043,847	34,060,143	-	-	4,043,847	34,060,143	38,103,990	667,603	2008	2014
Northdale Promenade *	-	1,718,254	23,155,139	-	133,548	1,718,254	23,288,687	25,006,941	1,902,783	1985/2002	2013
Oleander Place *	-	862,500	6,159,176	-	-	862,500	6,159,176	7,021,676	854,695	2012	2011
Palm Coast Landing	22,550,000	4,962,496	38,025,203	-	-	4,962,496	38,025,203	42,987,699	822,804	2010	2014
Perimeter Woods	33,330,000	35,793,431	27,292,148	-	-	35,793,431	27,292,148	63,085,579	560,097	2008	2014
Pine Ridge Crossing	16,872,920	5,639,675	17,209,720	-	962,058	5,639,675	18,171,778	23,811,453	4,328,935	1993	2006
Plaza at Cedar Hill *	-	5,782,304	37,855,288	-	9,031,285	5,782,304	46,886,573	52,668,877	14,192,182	2000	2004
Plaza Volente	26,376,449	4,600,000	29,284,060	-	746,278	4,600,000	30,030,338	34,630,338	8,852,121	2004	2005
Pleasant Hill Commons	6,800,000	3,349,517	10,132,158	-	-	3,349,517	10,132,158	13,481,675	264,916	2008	2014
Portofino Shopping Center *	-	4,754,341	75,856,723	-	85,388	4,754,341	75,942,111	80,696,452	4,666,985	1999	2013
Publix at Acworth	6,776,903	1,356,601	8,240,778	38,778	1,080,514	1,395,379	9,321,292	10,716,671	2,772,544	1996	2004

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Operating Properties (continued)

Publix at St. Cloud *	-	2,734,813	11,826,104	-	-	2,734,813	11,826,104	14,560,917	382,600	2003	2014
Publix at Woodruff *	-	1,783,100	7,344,028	-	151,724	1,783,100	7,495,752	9,278,852	1,659,870	1997	2012
Rampart Commons	12,323,789	1,136,133	31,574,624	-	-	1,136,133	31,574,624	32,710,757	189,052	1998	2014
Rangeline Crossing *	-	2,042,885	18,542,550	-	-	2,042,885	18,542,550	20,585,435	3,872,111	1986/2013	NA
Riverchase	10,123,752	3,888,945	11,821,085	-	1,197,296	3,888,945	13,018,381	16,907,326	3,175,556	1991/2001	2006
Rivers Edge *	-	5,646,522	31,572,937	-	-	5,646,522	31,572,937	37,219,459	4,466,040	2011	2008
Saxon Crossing	11,400,000	3,764,455	16,832,833	-	-	3,764,455	16,832,833	20,597,288	407,450	2009	2014
Shoppes at Plaza Green *	-	3,748,801	24,934,758	-	105,126	3,748,801	25,039,884	28,788,685	3,044,024	2000	2012
Shoppes of Eastwood *	-	1,687,734	10,797,276	-	2,850	1,687,734	10,800,126	12,487,860	1,670,446	1997	2013
Shops at Eagle Creek	-	2,802,426	8,016,208	200,087	4,696,325	3,002,513	12,712,533	15,715,046	3,042,020	1998	2003
Shops at Julington Creek	4,785,000	2,371,633	8,022,651	-	-	2,371,633	8,022,651	10,394,284	217,868	2011	2014
Shops at Moore	21,300,000	8,030,227	33,547,186	-	-	8,030,227	33,547,186	41,577,413	1,044,278	2010	2014
Silver Springs Pointe	8,800,000	9,685,265	7,768,253	-	-	9,685,265	7,768,253	17,453,518	363,507	2001	2014
South Elgin Commons *	-	3,916,059	22,139,837	-	-	3,916,059	22,139,837	26,055,896	518,429	2011	2014
Stoney Creek Commons *	-	627,964	4,599,186	-	5,789,740	627,964	10,388,926	11,016,890	1,706,975	2000	NA
Sunland Towne Centre *	23,959,377	14,773,536	22,973,090	-	4,877,672	14,773,536	27,850,762	42,624,298	8,168,225	1996	2004
Tarpon Bay Plaza *	-	4,273,217	24,483,027	-	162,780	4,273,217	24,645,807	28,919,024	5,556,819	2007	NA
Temple Terrace *	-	2,245,346	9,323,151	-	-	2,245,346	9,323,151	11,568,497	186,208	2012	2014
The Corner	14,750,000	3,772,219	24,641,588	-	-	3,772,219	24,641,588	28,413,807	483,812	2008	2014
The Corner *	-	303,916	3,926,794	-	1,485,456	303,916	5,412,250	5,716,166	3,144,277	1984/2003	1984
The Landing at Tradition *	-	18,504,693	46,412,092	-	-	18,504,693	46,412,092	64,916,785	1,365,733	2007	2014
The Shops at Otty *	-	26,000	2,064,100	-	200,092	26,000	2,264,192	2,290,192	759,400	2004	NA
Toringdon Market *	-	5,448,400	9,749,864	-	16,220	5,448,400	9,766,084	15,214,484	770,591	2004	2013
Traders Point	43,560,181	9,443,449	37,312,837	-	532,207	9,443,449	37,845,044	47,288,493	11,646,613	2005	NA
Traders Point II *	-	2,375,797	7,202,988	-	864,244	2,375,797	8,067,232	10,443,029	2,289,351	2005	NA
Tradition Village Center *	-	3,140,267	14,905,280	-	-	3,140,267	14,905,280	18,045,547	395,006	2006	2014
Trussville Promenade *	-	9,122,992	45,569,568	-	144,161	9,122,992	45,713,729	54,836,721	3,059,238	1999	2013
University Town Center	29,190,000	12,027,230	56,933,231	-	-	12,027,230	56,933,231	68,960,461	1,429,826	2009	2014
Village at Bay Park	9,183,298	8,247,510	11,053,037	-	-	8,247,510	11,053,037	19,300,547	435,581	2005	2014
Village Walk	6,860,000	2,554,140	12,435,511	-	-	2,554,140	12,435,511	14,989,651	244,898	2009	2014
Waterford Lakes Village *	-	2,316,674	7,435,244	-	166,471	2,316,674	7,601,715	9,918,389	2,800,336	1997	2004
Waxahachie Crossing	7,750,000	1,411,007	16,344,635	-	-	1,411,007	16,344,635	17,755,642	393,439	2010	2014
Westside Market *	-	4,194,013	17,722,628	-	-	4,194,013	17,722,628	21,916,641	270,878	2013	2014
Wheatland Towne Crossing *	-	6,621,661	31,414,297	-	-	6,621,661	31,414,297	38,035,958	668,523	2012	2014
Whitehall Pike	6,256,979	3,688,857	6,109,115	-	120,742	3,688,857	6,229,857	9,918,714	3,998,607	1999	NA

Total Operating Properties	1,036,190,352	753,588,759	2,605,480,528	249,816	60,811,897	753,838,575	2,666,292,425	3,420,131,000	290,248,142

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Office Properties

Thirty South	18,510,000	1,643,415	9,847,631	-	18,068,069	1,643,415	27,915,700	29,559,115	10,307,094	1905/2002	2001
Union Station Parking Garage *	-	903,627	2,649,798	-	611,974	903,627	3,261,772	4,165,399	1,301,017	1986	2001

Total Office Properties	18,510,000	2,547,042	12,497,429	-	18,680,043	2,547,042	31,177,472	33,724,514	11,608,111

Development and Redevelopment Properties

Courthouse Shadows *	-	4,998,974	14,543,800	-	1,020,151	4,998,974	15,563,951	20,562,925	3,605,028	NA	NA
Gainesville Plaza *	-	5,437,373	18,236,531	-	5,778	5,437,373	18,242,309	23,679,682	2,864,432	NA	NA
Hamilton Crossing	12,456,141	5,672,477	9,381,772	-	839,563	5,672,477	10,221,335	15,893,812	3,240,104	NA	NA
Holly Springs - Phase II *	-	10,567,043	7,315,162	-	-	10,567,043	7,315,162	17,882,205	-	NA	NA
Parkside Town Commons - Phase I	17,962,145	2,567,764	39,719,903	-	-	2,567,764	39,719,903	42,287,667	487,470	NA	NA
Parkside Town Commons - Phase II	46,064,943	6,957,266	58,091,357	-	-	6,957,266	58,091,357	65,048,623	205,891	NA	NA
Tamiami Crossing *	-	16,014,064	4,350,065	-	-	16,014,064	4,350,065	20,364,129	-	NA	NA

Total Development and Redevelopment Properties	76,483,229	52,214,961	151,638,590	-	1,865,492	52,214,961	153,504,082	205,719,043	10,402,925

Other **

Beacon Hill Shopping Center	-	3,657,515	-	-	-	3,657,515	-	3,657,515	-	NA	NA
Bridgewater Marketplace	-	1,971,211	-	-	-	1,971,211	-	1,971,211	-	NA	NA
Deerwood Lake *	-	-	15,656,487	-	-	-	15,656,487	15,656,487	-	NA	NA
Eagle Creek IV *	-	2,105,444	-	-	-	2,105,444	-	2,105,444	-	NA	NA
Eddy Street Commons *	-	2,403,713	-	-	-	2,403,713	-	2,403,713	-	NA	NA
Fox Lake Crossing II	-	3,458,414	-	-	-	3,458,414	-	3,458,414	-	NA	NA
KRG Development	-	-	609,207	-	-	-	609,207	609,207	-	NA	NA
KRG New Hill *	-	5,593,657	-	-	-	5,593,657	-	5,593,657	-	NA	NA
KR Peakway	-	6,032,552	-	-	-	6,032,552	-	6,032,552	-	NA	NA
KRG Peakway	-	16,321,834	-	-	-	16,321,834	-	16,321,834	-	NA	NA
Pan Am Plaza	-	8,901,806	-	-	-	8,901,806	-	8,901,806	-	NA	NA
Parkside Town Commons - Phase III	-	46,920	-	-	-	46,920	-	46,920	-	NA	NA

Total Other	-	50,493,066	16,265,694	-	-	50,493,066	16,265,694	66,758,760	-

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired

Held for Sale Properties

Eastside Junction	6,270,000	2,042,196	11,943,001	-	-	2,042,196	11,943,001	13,985,197	124,266	2008	2014
Fairgrounds Crossing	13,453,000	6,450,613	23,770,721	-	-	6,450,613	23,770,721	30,221,334	250,076	2011	2014
Hawk Ridge *	-	1,212,022	11,634,576	-	-	1,212,022	11,634,576	12,846,598	134,843	2008	2014
Prattville Town Center	15,930,000	4,068,900	29,000,302	-	-	4,068,900	29,000,302	33,069,202	271,597	2007	2014
Regal Court	23,900,000	21,103,656	29,331,584	-	-	21,103,656	29,331,584	50,435,240	305,858	2008	2014
Walgreens Plaza	4,650,000	1,517,283	13,516,751	-	-	1,517,283	13,516,751	15,034,034	77,926	2010	2014
Whispering Ridge	5,000,000	2,827,498	12,378,794	-	-	2,827,498	12,378,794	15,206,292	100,363	2008	2014

Total Held for Sale Properties	69,203,000	39,222,168	131,575,729	-	-	39,222,168	131,575,729	170,797,897	1,264,929

Line of credit/Term Loan *	390,000,000	-	-	-	-	-	-	-	-	NA	NA

Grand Total	$1,590,386,581	$898,065,997	$2,917,457,970	$249,816	$81,357,432	$898,315,812	$2,998,815,402	$3,897,131,214	$313,524,107

____________________
*	This property or a portion of the property is included as an Unencumbered Pool Property used in calculating the Company’s line of credit borrowing base.

**
This category generally includes land held for development.  We also have certain additional land parcels at our development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation
(in thousands)

Note 1. Reconciliation of Investment Properties

The changes in investment properties of the Company for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$1,872,088	$1,390,213	$1,268,254
Merger and Acquisitions	2,128,278	419,080	76,531
Consolidation of subsidiary	—	—	33,701
Improvements	103,688	111,968	106,307
Disposals	(206,923)	(49,173)	(94,580)
Balance, end of year	$3,897,131	$1,872,088	$1,390,213

The unaudited aggregate cost of investment properties for federal tax purposes as of December 31, 2014 was $2.9 billion.

Note 2. Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$229,286	$190,972	$174,167
Depreciation expense	103,155	49,392	37,429
Disposals	(18,917)	(11,078)	(20,624)
Balance, end of year	$313,524	$229,286	$190,972

Depreciation of investment properties reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	20-35 years
Building improvements	10-35 years
Tenant improvements	Term of related lease
Furniture and Fixtures	5-10 years

    All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Kite Realty Group Trust, KRG Magellan, LLC and Inland Diversified Real Estate Trust, Inc., dated February 9, 2014	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Filed herewith

3.2	Second Amended and Restated Bylaws of the Company, as amended	Filed herewith

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.5	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.6	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.7	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.8	Executive Employment Agreement, dated as of August 6, 2014, by and between the Company and Scott E. Murray*	Incorporated by reference to Exhibit 10.8 the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2014.

10.9	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.10	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004
10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Scott E. Murray *	Filed herewith

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.19	Indemnification Agreement, dated as of November 3, 2008, by and between Kite Realty Group, L.P. and Darell E. Zink, Jr.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2008

10.20	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group, L.P. and Victor J. Coleman *	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

10.21	Indemnification Agreement, dated as of March7, 2014, by and between Kite Realty Group, L.P. and Christie B. Kelly *	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2014

10.22	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and David R. O’Reilly *	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2014

10.23	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and Barton R. Peterson *	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2014

10.24	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Lee A. Daniels *	Filed herewith

10.25	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Gerald W. Grupe *	Filed herewith

10.26	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Charles H. Wurtzebach *	Filed herewith

10.27	Kite Realty Group Trust Equity Incentive Plan, as amended*	Incorporated by reference to the Kite Realty Group Trust definitive Proxy Statement, filed with the SEC on April 10, 2009

10.28	Kite Realty Group Trust Executive Bonus Plan*	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.29	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.30
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.31	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.32	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.33	Form of 2014 Outperformance LTIP Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.34	Form of Nonqualified Share Option Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.35	Form of Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.36	Schedule of Non-Employee Trustee Fees and Other Compensation*	Incorporated by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2014

10.37	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.38
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
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 8, 2014

10.39	Third Amended and Restated Guaranty, dated as of July 1, 2014, by KRG Magellan, LLC and certain subsidiaries of the Operating Partnership party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 8, 2014

10.40	Springing Guaranty, dated as of July 1, 2014, by the Company	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 8, 2014

10.41
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

10.42
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

10.43
Second Amendment to Term Loan Agreement, dated as of August 21, 2013, by and among the Operating Partnership, the Company, certain subsidiaries of the Operating Partnership party thereto, KeyBank National Association, as a lender and as Administrative Agent, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 27, 2013

10.44	Guaranty, dated as of April 30, 2012, by the Company and certain subsidiaries of the Operating Partnership party thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

10.45	Purchase and Sale Agreement, dated September 16, 2014, by and among Inland Real Estate Income Trust, Inc. and the subsidiaries of Kite Realty Group Trust party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 22, 2014

12.1	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

____________________
* Denotes a management contract or compensatory, plan contract or arrangement.