Form 10-Q
period 2015-03-31
KITE REALTY GROUP TRUST
filed 2015-05-11
CIK 1286043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-32268 (Kite Realty Group Trust)
Commission File Number: 333-202666-01 (Kite Realty Group, L.P.)

Kite Realty Group Trust
Kite Realty Group, L.P.
(Exact Name of Registrant as Specified in its Charter)

Maryland (Kite Realty Group Trust)	11-3715772
Delaware (Kite Realty Group, L.P.)	20-1453863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Kite Realty Group Trust	Yes ☒	No ☐	Kite Realty Group, L.P.	Yes ☒	No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Kite Realty Group Trust	Yes ☒	No ☐	Kite Realty Group, L.P.	Yes ☒	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Kite Realty Group Trust:

☒	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company

Kite Realty Group, L.P.:

☐	Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Kite Realty Group Trust	Yes ☐	No ☒	Kite Realty Group, L.P.	Yes ☐	No ☒
The number of Common Shares of Kite Realty Group Trust outstanding as of May 1, 2015 was 83,579,854 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2015 of both Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust and its consolidated subsidiaries, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company", "we", "us", and "our" refer to the Parent Company and the Operating Partnership collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership, and as of March 31, 2015 owned approximately 98.1% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.9% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.

We believe combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into this single report results in the following benefits:

•
enhances investors' understanding of the Parent Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminates duplicative disclosure and provides a more streamlined and readable presentation of information since a substantial portion of the Company's disclosure applies to both the Parent Company and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

We believe it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. All of the Parent Company’s property ownership, development and related business operations are conducted through the Operating Partnership and the Parent Company has no material assets or liabilities other than its investment in the Operating Partnership. The Parent Company issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. In addition, the Parent Company currently does not nor does it intend to guarantee any debt of the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Parent Company, including ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for General Partner Units, the Operating Partnership generates the capital required by the business through its operations, its incurrence of indebtedness and the issuance of Limited Partner Units to third parties.

Shareholders' equity and partners' capital are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. In order to highlight this and other differences between the Parent Company and the Operating Partnership, there are separate sections in this report, as applicable, that separately discuss the Parent Company and the Operating Partnership, including separate financial statements and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of the Parent Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the collective Company.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets:
Investment properties, at cost	$3,753,406	$3,732,748
Less: accumulated depreciation	(347,764)	(315,093)
	3,405,642	3,417,655

Cash and cash equivalents	126,744	43,826
Tenant receivables, including accrued straight-line rent of $19,871 and $18,630, respectively, net of allowance for uncollectible accounts	42,421	48,097
Restricted cash and escrow deposits	17,598	16,171
Deferred costs, net	154,076	159,978
Prepaid and other assets	11,843	8,847
Assets held for sale (see Note 10)	—	179,642
Total Assets	$3,758,324	$3,874,216

Liabilities and Equity:
Mortgage and other indebtedness	$1,569,420	$1,554,263
Accounts payable and accrued expenses	82,957	75,150
Deferred revenue and other liabilities	134,212	136,409
Liabilities held for sale (see Note 10)	—	81,164
Total Liabilities	1,786,589	1,846,986
Commitments and contingencies
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	91,147	125,082
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively, with a liquidation value of $102,500	102,500	102,500
Common Shares, $.01 par value, 450,000,000 shares authorized, 83,579,854 and 83,490,663 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	836	835
Additional paid in capital and other	2,043,740	2,044,425
Accumulated other comprehensive loss	(4,339)	(1,175)
Accumulated deficit	(265,512)	(247,801)
Total Kite Realty Group Trust Shareholders' Equity	1,877,225	1,898,784
Noncontrolling Interests	3,363	3,364
Total Equity	1,880,588	1,902,148
Total Liabilities and Equity	$3,758,324	$3,874,216

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014

Revenue:
Minimum rent	$65,479	$31,260
Tenant reimbursements	18,615	9,163
Other property related revenue	2,734	2,237
Total revenue	86,828	42,660
Expenses:
Property operating	12,724	7,315
Real estate taxes	10,021	5,113
General, administrative, and other	5,006	3,106
Merger and acquisition costs	159	4,480
Depreciation and amortization	40,435	17,440
Total expenses	68,345	37,454
Operating income	18,483	5,206
Interest expense	(13,933)	(7,383)
Income tax (expense) benefit of taxable REIT subsidiary	(55)	53
Other income (expense), net	4	(93)
Income (loss) from continuing operations	4,499	(2,217)
Discontinued operations:
Gain on sale of operating property	—	3,199
Income from discontinued operations	—	3,199
Income before gain on sale of operating properties	4,499	982
Gain on sales of operating properties	3,363	3,489
Consolidated net income	7,862	4,471
Net income attributable to noncontrolling interests	(683)	(139)
Net income attributable to Kite Realty Group Trust	$7,179	$4,332
Dividends on preferred shares	(2,114)	(2,114)
Net income attributable to common shareholders	$5,065	$2,218

Net income per common share - basic & diluted:
Income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.06	$(0.03)
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	0.10
Net income attributable to Kite Realty Group Trust common shareholders	$0.06	$0.07

Weighted average common shares outstanding - basic	83,532,092	32,755,898
Weighted average common shares outstanding - diluted	$83,625,352	$32,755,898

Dividends declared per common share	$0.2725	$0.2600

Net income attributable to Kite Realty Group Trust common shareholders:
Income (loss) from continuing operations	$5,065	$(827)
Income from discontinued operations	—	3,045
Net income attributable to Kite Realty Group Trust common shareholders	$5,065	$2,218

Consolidated net income	$7,862	$4,471
Change in fair value of derivatives	(3,226)	(702)
Total comprehensive income	4,636	3,769
Comprehensive income attributable to noncontrolling interests	(621)	(104)
Comprehensive income attributable to Kite Realty Group Trust	$4,015	$3,665

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2014	4,100,000	$102,500	83,490,663	$835	$2,044,425	$(1,175)	$(247,801)	$1,898,784
Stock compensation activity	—	—	86,191	1	202	—	—	203
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	—	—	(3,164)	—	(3,164)
Distributions declared to common shareholders	—	—	—	—	—	—	(22,776)	(22,776)
Distributions to preferred shareholders	—	—	—	—	—	—	(2,114)	(2,114)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	7,179	7,179
Exchange of redeemable noncontrolling interests for common shares	—	—	3,000	—	88	—	—	88
Adjustment to redeemable noncontrolling interests	—	—	—	—	(975)	—	—	(975)
Balances, March 31, 2015	4,100,000	$102,500	83,579,854	$836	$2,043,740	$(4,339)	$(265,512)	$1,877,225

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$7,862	$4,471
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(1,279)	(1,045)
Depreciation and amortization	41,336	17,961
Gain on sale of operating properties, net	(3,363)	(6,688)
Provision for credit losses	748	34
Compensation expense for equity awards	1,061	78
Amortization of debt fair value adjustment	(1,601)	(2)
Amortization of in-place lease liabilities, net	(797)	(1,006)
Changes in assets and liabilities:
Tenant receivables and other	6,730	(1,831)
Deferred costs and other assets	(5,354)	(5,893)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(260)	380
Net cash provided by operating activities	45,083	6,459
Cash flows from investing activities:
Deposits related to acquisition of Colleyville Downs	(2,000)	—
Capital expenditures, net	(22,569)	(20,314)
Net proceeds from sales of operating properties	126,460	33,423
Change in construction payables	3,314	(9,439)
Collection of note receivable	—	542
Payments on seller earnouts	(774)	—
Net cash provided by investing activities	104,431	4,212
Cash flows from financing activities:
Common share issuance proceeds, net of costs	(92)	(455)
Purchase of redeemable noncontrolling interests	(33,998)	—
Issuance of Limited Partner Units	145	—
Loan proceeds	83,577	41,329
Loan transaction costs	(465)	(277)
Loan payments	(90,927)	(27,137)
Distributions paid – common shareholders	(21,708)	(7,850)
Distributions paid - preferred shareholders	(2,114)	(2,114)
Distributions paid – redeemable noncontrolling interests	(985)	(399)
Distributions to noncontrolling interests	(29)	(26)
Net cash (used in) provided by financing activities	(66,596)	3,071
Net change in cash and cash equivalents	82,918	13,742
Cash and cash equivalents, beginning of period	43,826	18,134
Cash and cash equivalents, end of period	$126,744	$31,876

Non-cash investing and financing activities
Assumption of mortgages upon sale of properties	$40,303	$—

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	March 31, 2015	December 31, 2014
Assets:
Investment properties, at cost	$3,753,406	$3,732,748
Less: accumulated depreciation	(347,764)	(315,093)
	3,405,642	3,417,655

Cash and cash equivalents	126,744	43,826
Tenant receivables, including accrued straight-line rent of $19,871 and $18,630, respectively, net of allowance for uncollectible accounts	42,421	48,097
Restricted cash and escrow deposits	17,598	16,171
Deferred costs, net	154,076	159,978
Prepaid and other assets	11,843	8,847
Assets held for sale (see Note 10)	—	179,642
Total Assets	$3,758,324	$3,874,216

Liabilities and Equity:
Mortgage and other indebtedness	$1,569,420	$1,554,263
Accounts payable and accrued expenses	82,957	75,150
Deferred revenue and other liabilities	134,212	136,409
Liabilities held for sale (see Note 10)	—	81,164
Total Liabilities	1,786,589	1,846,986
Commitments and contingencies	—	—
Redeemable Limited Partners’ and other redeemable noncontrolling interests	91,147	125,082
Partners Equity:
Parent Company:
Preferred equity, 4,100,000 units issued and outstanding at March 31, 2015 and December 31, 2014, with a liquidation value of $102,500	102,500	102,500
Common equity, 83,579,854 and 83,490,663 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,779,064	1,797,459
Accumulated other comprehensive loss	(4,339)	(1,175)
Total Partners Equity	1,877,225	1,898,784
Noncontrolling Interests	3,363	3,364
Total Equity	1,880,588	1,902,148
Total Liabilities and Equity	$3,758,324	$3,874,216

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2015	2014

Revenue:
Minimum rent	$65,479	$31,260
Tenant reimbursements	18,615	9,163
Other property related revenue	2,734	2,237
Total revenue	86,828	42,660
Expenses:
Property operating	12,724	7,315
Real estate taxes	10,021	5,113
General, administrative, and other	5,006	3,106
Merger and acquisition costs	159	4,480
Depreciation and amortization	40,435	17,440
Total expenses	68,345	37,454
Operating income	18,483	5,206
Interest expense	(13,933)	(7,383)
Income tax (expense) benefit of taxable REIT subsidiary	(55)	53
Other income (expense), net	4	(93)
Income (loss) from continuing operations	4,499	(2,217)
Discontinued operations:
Gain on sale of operating property	—	3,199
Income from discontinued operations	—	3,199
Income before gain on sale of operating properties	4,499	982
Gain on sales of operating properties	3,363	3,489
Consolidated net income	7,862	4,471
Net income attributable to noncontrolling interests	(587)	(27)
Distributions on preferred units	(2,114)	(2,114)
Net income attributable to common unitholders	$5,161	$2,330

Allocation of net income:
Limited Partners	$96	$112
Parent Company	5,065	2,218
	$5,161	$2,330

Net income per unit - basic & diluted:
Income (loss) from continuing operations attributable to common unitholders	$0.06	$(0.03)
Income from discontinued operations attributable to common unitholders	—	0.10
Net income attributable to common unitholders	$0.06	$0.07

Weighted average common units outstanding - basic	85,172,613	34,416,602
Weighted average common units outstanding - diluted	85,265,873	34,467,286

Distributions declared per common unit	$0.2725	$0.2600

Net income attributable to common unitholders:
Income (loss) from continuing operations	$5,161	$(869)
Income from discontinued operations	—	3,199
Net income attributable to common unitholders	$5,161	$2,330

Consolidated net income	$7,862	$4,471
Change in fair value of derivatives	(3,226)	(702)
Total comprehensive income	4,636	3,769
Comprehensive income attributable to noncontrolling interests	(587)	(27)
Comprehensive income attributable to common unitholders	$4,049	$3,742

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner			Total
	Common Equity	Preferred Equity	Accumulated Other Comprehensive Loss

Balances, December 31, 2014	$1,797,459	$102,500	$(1,175)	$1,898,784
Stock compensation activity	203	—	—	203
Other comprehensive loss attributable to Parent Company	—	—	(3,164)	(3,164)
Distributions declared to Parent Company	(22,776)	—	—	(22,776)
Distributions to preferred unitholders	—	(2,114)	—	(2,114)
Net income	5,065	2,114	—	7,179
Conversion of Limited Partner Units to shares of the Parent Company	88	—	—	88
Adjustment to redeemable noncontrolling interests	(975)	—	—	(975)
Balances, March 31, 2015	$1,779,064	$102,500	$(4,339)	$1,877,225

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$7,862	$4,471
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(1,279)	(1,045)
Depreciation and amortization	41,336	17,961
Gain on sale of operating properties, net	(3,363)	(6,688)
Provision for credit losses	748	34
Compensation expense for equity awards	1,061	78
Amortization of debt fair value adjustment	(1,601)	(2)
Amortization of in-place lease liabilities, net	(797)	(1,006)
Changes in assets and liabilities:
Tenant receivables and other	6,730	(1,831)
Deferred costs and other assets	(5,354)	(5,893)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(260)	380
Net cash provided by operating activities	45,083	6,459
Cash flows from investing activities:
Deposits related to acquisition of Colleyville Downs	(2,000)	—
Capital expenditures, net	(22,569)	(20,314)
Net proceeds from sales of operating properties	126,460	33,423
Change in construction payables	3,314	(9,439)
Collection of note receivable	—	542
Payments on seller earnouts	(774)	—
Net cash provided by investing activities	104,431	4,212
Cash flows from financing activities:
Contributions from the Parent Company	(92)	(455)
Purchase of redeemable noncontrolling interests	(33,998)	—
Issuance of Limited Partner Units	145	—
Loan proceeds	83,577	41,329
Loan transaction costs	(465)	(277)
Loan payments	(90,927)	(27,137)
Distributions paid – common unitholders	(21,708)	(7,850)
Distributions paid - preferred unitholders	(2,114)	(2,114)
Distributions paid – redeemable noncontrolling interests - subsidiaries	(985)	(399)
Distributions to noncontrolling interests	(29)	(26)
Net cash (used in) provided by financing activities	(66,596)	3,071
Net change in cash and cash equivalents	82,918	13,742
Cash and cash equivalents, beginning of period	43,826	18,134
Cash and cash equivalents, end of period	$126,744	$31,876

Non-cash investing and financing activities
Assumption of mortgages upon sale of properties	$40,303	$—

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)
(in thousands, except share and per share data)

Note 1. Organization

Kite Realty Group Trust (the "Parent Company"), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in selected markets in the United States. The terms "Company", "we", "us", and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership was formed on August 16, 2004, when the Parent Company contributed properties and the net proceeds from an initial public offering of shares of its common stock to the Operating Partnership. The Parent Company was organized in Maryland in 2004 to succeed the development, acquisition, construction and real estate businesses of its predecessor. We believe the Company qualifies as a real estate investment trust (a “REIT”) under provisions of the Internal Revenue Code of 1986, as amended.

The Parent Company is the sole general partner of the Operating Partnership, and as of March 31, 2015 owned approximately 98.1% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 1.9% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Parent Company and the Operating Partnership are substantially the same.

On July 1, 2014, we completed a merger with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”), in which Inland Diversified merged with and into a wholly-owned subsidiary of ours in a stock-for-stock exchange with a transaction value of approximately $2.1 billion, including the assumption of approximately $0.9 billion of debt. Upon completion of the merger with Inland Diversified, we acquired 60 operating properties. Subsequent to the merger, we sold 15 of these properties in November and December 2014 and March 2015.

At March 31, 2015, we owned interests in 117 operating and redevelopment properties (consisting of 115 retail properties, one office operating property and an associated parking garage as well as the office components of the Eddy Street Commons and Traditions Village operating properties) and three development properties under construction.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Parent Company’s 2014 Annual Report on Form 10-K and the Operating Partnership's audited consolidated financial statements and related notes thereto filed by the

Parent Company on its Current Report on Form 8-K dated March 11, 2015.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

Components of Investment Properties

The Company’s investment properties as of March 31, 2015 and December 31, 2014 consisted of the following components:

	Balance at
	March 31, 2015	December 31, 2014
Investment properties, at cost:
Land	$780,630	$778,780
Buildings and improvements	2,808,774	2,785,780
Furniture, equipment and other	6,431	6,398
Land held for development	35,907	35,907
Construction in progress	121,664	125,883
	$3,753,406	$3,732,748

Consolidation and Investments in Joint Ventures

The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the taxable REIT subsidiary of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary.  In general, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, (b) does not have equity investors with voting rights or (c) has equity investors whose votes are disproportionate from their economics and substantially all of the activities are conducted on behalf of the investor with disproportionately fewer voting rights.  The Operating Partnership consolidates properties that are wholly owned as well as properties it controls but in which it owns less than a 100% interest.  Control of a property is demonstrated by, among other factors:

•	our ability to refinance debt and sell the property without the consent of any other partner or owner;

•	the inability of any other partner or owner to replace the Operating Partnership as manager of the property; or

•
being the primary beneficiary of a VIE. The primary beneficiary is defined as the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

As of March 31, 2015, we owned investments in two joint ventures that are VIEs in which we are the primary beneficiary.  As of this date, these VIEs had total debt of $63.0 million which is secured by assets of the VIEs totaling $117.1 million.  The Operating Partnership guarantees the debt of these VIEs.

We consider all relationships between the Operating Partnership and the VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIEs' performance.   We also periodically reassess primary beneficiary status of these VIEs.  During the three months ended March 31, 2015, there were no changes to our conclusions regarding whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.

Income Taxes and REIT Compliance

Parent Company

The Parent Company, which is considered a corporation for federal income tax purposes, has been organized and intends to continue to operate in a manner that will enable it to maintain its qualification as a REIT for federal income tax purposes. As a result, it generally will not be subject to federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders of the Parent Company and meets certain other requirements on a recurring basis. To the extent that it satisfies this distribution requirement, but distributes less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed REIT taxable income. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates for a period of four years following the year in which qualification is lost. We may also be subject to certain federal, state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income even if the Parent Company does qualify as a REIT. The Operating Partnership intends to continue to make distributions to the Parent Company in amounts sufficient to assist the Parent Company in adhering to REIT requirements and maintaining its REIT status.

We have elected to treat Kite Realty Holdings, LLC as a taxable REIT subsidiary of the Operating Partnership, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. This election enables us to receive income and provide services that would otherwise be impermissible for REITs. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Operating Partnership

The allocated share of income and loss other than the operations of our taxable REIT subsidiary is included in the income tax returns of the Operating Partnership's partners; accordingly the only federal income taxes included in the accompanying consolidated financial statements are in connection with its taxable REIT subsidiary.

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
Noncontrolling interests balance January 1	$3,364	$3,548
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	28	33
Distributions to noncontrolling interests	(29)	(26)
Noncontrolling interests balance at March 31	$3,363	$3,555

Redeemable Noncontrolling Interests - Limited Partners

We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  As of both March 31, 2015 and December 31, 2014, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after preferred dividends and noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  The Parent Company’s and the limited partners’ weighted average interests in the Operating Partnership for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Parent Company’s weighted average basic interest in Operating Partnership	98.1%	95.2%
Limited partners' weighted average basic interests in Operating Partnership	1.9%	4.8%

At December 31, 2014, the Parent Company's interest and the redeemable noncontrolling ownership interests in the Operating Partnership were 98.1% and 1.9%, respectively.

Concurrent with the Parent Company’s initial public offering and related formation transactions, certain individuals received Limited Partner Units of the Partnership in exchange for their interests in certain properties. These Limited Partners were granted the right to redeem Limited Partner Units on or after August 16, 2005 for cash or, at the Parent Company's election, common shares of the Parent Company in an amount equal to the market value of an equivalent number of common shares of the Parent Company at the time of redemption. Such common shares must be registered, which is not fully in the Parent Company’s control. Therefore, the Limited Partners’ interest is not reflected in permanent equity. The Parent Company also has the right to redeem the Limited Partner Units directly from the limited partner in exchange for either cash in the amount specified above or a number of its common shares equal to the number of Limited Partner Units being redeemed. For the three months ended March 31, 2015 and 2014, respectively, 3,000 and 2,500 Limited Partner Units were exchanged for the same number of common shares of the Parent Company. In addition, during the three months ended March 31, 2015 we issued 5,000 Limited Partner Units related to the acquisition of our partner's interest in the City Center operating property.

There were 1,641,443 and 1,639,443 Limited Partner Units outstanding as of March 31, 2015 and December 31, 2014, respectively.

Redeemable Noncontrolling Interests - Subsidiaries

Prior to the merger, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties.  The Class B units remain outstanding subsequent to the merger with Inland Diversified and are accounted for as noncontrolling interests in these properties.  The Class B units will become redeemable at our applicable partner’s election at future dates generally beginning in March 2017 or October 2022 based on the applicable joint venture and the fulfillment of certain redemption criteria.  Beginning in June 2018 and November 2022, with respect to our Territory Portfolio and Crossing at Killingly joint ventures, respectively, the applicable Class B units can be redeemed at either our applicable partner’s or our election for cash or Limited Partner Units in the Operating Partnership.  None of the issued Class B units have a maturity date and none are mandatorily redeemable.

On February 13, 2015, we acquired our partner’s redeemable interests in the City Center operating property and other non-redeemable rights and interests held by our partner for $34.4 million that was paid in a combination of cash and Limited Partner Units in the Operating Partnership. We funded the majority of the cash portion with a $30 million draw on our unsecured revolving credit facility. As a result of this transaction, our guarantee of a $26.6 million loan on behalf of LC White Plains Retail, LLC and LC White Plains Recreation, LLC was terminated.

We consolidate each of these joint ventures because we control the decision making of each of the joint ventures and our joint venture partners have limited protective rights.

We classify redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of March 31, 2015, the redemption of these interests did not exceed the fair value of each interest.  As of March 31, 2015, the redemption value of the redeemable noncontrolling interests exceeded the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
Redeemable noncontrolling interests balance January 1	$125,082	$43,928
Acquisition of partner's interest in City Center operating property	(33,998)	—
Net income allocable to redeemable noncontrolling interests	655	112
Distributions declared to redeemable noncontrolling interests	(1,006)	(432)
Other, net	414	(3,757)
Total Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at March 31	$91,147	$39,851

Limited partners' interests in Operating Partnership	$46,564	$39,851
Other redeemable noncontrolling interests in certain subsidiaries	44,583	—
Total Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at March 31	$91,147	$39,851

The following sets forth accumulated other comprehensive (loss) income allocable to noncontrolling interests for the three months ended March 31, 2015 and 2014:

	2015	2014
Accumulated comprehensive (loss) income balance at January 1	$(24)	$69
Other comprehensive loss allocable to redeemable noncontrolling interests[1]	(62)	(35)
Accumulated comprehensive (loss) income balance at March 31	$(86)	$34

____________________

1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 5).

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”). ASU 2014-9 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance. It will also affect the existing GAAP guidance governing the sale of nonfinancial assets. The new standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance.

ASU 2014-9 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted. An exposure draft has been issued by the FASB which proposes delaying the effective date for one year. In addition to the deferral of the effective date, early adoption would be permitted under the exposure draft in periods ending after December 15, 2016. The changes to the effective date and early adoption are still subject to final approval. ASU 2014-9 allows for either recognizing the cumulative effect of application (i) at the start of the earliest comparative period presented (with the option to use any or all of three practical expedients) or (ii) at the date of initial application, with no restatement of comparative periods presented.

We have not yet selected a transition method nor have we determined the effect of ASU 2014-9 on our ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest ("ASU 2015-03"). ASU 2015-03 will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim reporting periods beginning on or after December 15, 2015, with early adoption permitted. We expect this new guidance will reduce total assets and total debt on our consolidated balance sheet by amounts classified as deferred issuance costs, but we do not expect this update to have any other effect on our consolidated financial statements.

Note 3. Earnings Per Share or Unit

Basic earnings per share or unit is calculated based on the weighted average number of shares or units outstanding during the period.  Diluted earnings per share or unit is determined based on the weighted average number of shares or units outstanding combined with the incremental average shares or units that would have been outstanding assuming the conversion of all potentially dilutive shares or units into common shares or units as of the earliest date possible.

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units under our Outperformance Plan; potential settlement of redeemable noncontrolling interests in certain joint ventures; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Exchangeable Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average exchangeable Limited Partner Units outstanding for the three months ended March 31, 2015 and 2014 were 1.6 million and 1.7 million, respectively. Due to our net loss attributable to common shareholders and Common Unit holders for the three months ended March 31, 2014, the potentially dilutive securities were not dilutive for that period and excluded from our net income per common share or unit calculations.

Approximately 0.1 million and 0.4 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit because their impact was not dilutive for the three months ended March 31, 2015 and 2014, respectively.

During the third quarter of 2014, we completed a one-for-four reverse share split of our common shares. Unless otherwise noted, all common share and per share information contained herein has been restated to reflect the reverse share split as if it had occurred as of the beginning of the first period presented.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at March 31, 2015 and December 31, 2014:

	Balance at
	March 31, 2015	December 31, 2014
Unsecured revolving credit facility	$206,600	$160,000
Unsecured term loan	230,000	230,000
Notes payable secured by properties under construction - variable rate	129,325	119,347
Mortgage notes payable - fixed rate	771,136	810,959
Mortgage notes payable - variable rate	205,592	205,798
Net premiums on acquired debt	26,767	28,159
Total mortgage and other indebtedness	1,569,420	1,554,263
Mortgage notes - properties held for sale	—	67,452
Total	$1,569,420	$1,621,715

Consolidated indebtedness (excluding properties held for sale), including weighted average maturities and weighted average interest rates at March 31, 2015, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$771,136	5.5	5.05%	50%
Floating rate debt (hedged to fixed)	373,275	3.6	3.37%	24%
Total fixed rate debt, considering hedges	1,144,411	4.9	4.50%	74%
Notes payable secured by properties under construction - variable rate	129,325	1.6	2.12%	9%
Other variable rate debt	205,592	4.6	2.44%	13%
Corporate unsecured variable rate debt	436,600	4.5	1.55%	28%
Floating rate debt (hedged to fixed)	(373,275)	-3.6	-1.88%	-24%
Total variable rate debt, considering hedges	398,242	4.5	1.88%	26%
Net premiums on acquired debt	26,767	N/A	N/A	N/A
Total debt	$1,569,420	4.8	3.83%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2030.

Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 135 to 275 basis points.  At March 31, 2015, the one-month LIBOR interest rate was 0.18%.  Fixed interest rates on mortgage loans range from 3.81% to 6.78%.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On March 12, 2015, we amended the terms of the Fourth Amended and Restated Credit Agreement (the “Amended Facility”). The amendment provided for the release of the subsidiary guarantees relating to the amended facility upon the satisfaction of specified conditions (the “Release Conditions”). The amendment also changed the calculation of unsecured debt interest expense, which is used for purposes of calculating the unsecured debt interest coverage ratio, to be the actual interest expense incurred.  Previously, unsecured debt interest expense was the greater of the actual interest expense incurred and an implied expense based on an assumed 6.0% interest rate.

On March 17, 2015, upon satisfaction of the Release Conditions all of the subsidiary guarantees relating to the Amended Facility were released. As provided in the Amended Facility, if any subsidiary of the Operating Partnership becomes liable with respect to any unsecured indebtedness, that subsidiary is required to become a subsidiary guarantor under the Amended Facility.

The amount that we may borrow under our Amended Facility is based on the value of the assets in our unencumbered property pool.  As of March 31, 2015, the full amount of our Amended Facility, or $500 million, was available for draw based on the unencumbered property pool allocated to the Amended Facility.  Taking into account outstanding draws and letters of credit, as of March 31, 2015, we had $282.4 million available for future borrowings under our Amended Facility.  In addition, our unencumbered assets could provide approximately $147 million of additional borrowing capacity if the expansion feature of the Amended Facility was exercised.

As of March 31, 2015, $206.6 million was outstanding under the Amended Facility and $230 million was outstanding under the unsecured term loan ("Term Loan").  Additionally, we had letters of credit outstanding which totaled $11 million, against which no amounts were advanced as of March 31, 2015.

Our ability to borrow under the Amended Facility is subject to our compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  The Amended Facility and the Term Loan also require us to satisfy certain financial covenants.  As of March 31, 2015, we were in compliance with all such covenants of the Amended Facility and the Term Loan.

Debt Activity

For the three months ended March 31, 2015, we had total loan borrowings of $83.6 million and total loan repayments of $90.9 million.  The major components of this activity are as follows:

•
In March 2015, we retired the $12.2 million loan secured by our Indian River operating property and the $26.2 million loan secured by our Plaza Volente operating property using a draw on the unsecured revolving credit facility;

•
In March 2015, in connection with the sale of seven properties ("Tranche II") to Inland Real Estate Income Trust, Inc. ("IREIT"), IREIT assumed $40.3 million of loans secured by Prattville Town Center, Walgreens Plaza, Fairgrounds Crossing and Eastside Junction and retired the $24.0 million loan secured by the Regal Court property;

•	We paid down $27 million on the unsecured revolving credit facility during the first quarter utilizing a portion of proceeds from the sale of Tranche II;

•	In the first quarter of 2015, we drew $30.0 million on the unsecured revolving credit facility to fund the acquisition of our partner's interest in the City Center operating property;

•	We drew $10.0 million during the period on construction loans related to the Parkside – Phases I and II development projects and Delray Marketplace; and

•	We made scheduled principal payments on indebtedness totaling $1.6 million.

Fair Value of Fixed and Variable Rate Debt

As of March 31, 2015, the fair value of fixed rate debt was $843.3 million compared to the book value of $771.1 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 3.81% to 6.78%.  As of March 31, 2015, the fair value of variable rate debt, was $809.2 million compared to the book value of $771.5 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 1.53% to 2.93%.

Note 5. Derivative Instruments, Hedging Activities and Other Comprehensive Income

In order to manage volatility relating to variable interest rate risk, we enter into interest rate hedging agreements from time to time.  We do not use derivatives for trading or speculative purposes nor do we have any derivatives that are not designated as cash flow hedges.  We have agreements with each of our derivative counterparties that contain a provision that in the event of default on any of our indebtedness, we could also be declared in default on our derivative obligations.  As of March 31, 2015, we were party to various cash flow hedge agreements with notional amounts totaling $373.3 million.  These hedge agreements effectively fix the interest rate indices underlying certain variable rate debt instruments over terms ranging from 2017 through 2020.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.37%.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.   However, as of March 31, 2015 and December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

As of March 31, 2015 the fair value of our interest rate hedges was a net liability of $7.3 million, including accrued interest of $0.4 million.  As of March 31, 2015, $0.1 million is recorded in prepaid and other assets and $7.4 million is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2014 the net fair value of our interest rate hedges was a net liability of $4.4 million, including accrued interest of $0.5 million.  As of December 31, 2014, $0.7 million is recorded in prepaid and other assets and $5.1 million is recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the three months ended March 31, 2015 and 2014, $1.4 million and $0.9 million, respectively, were reclassified as a reduction to earnings. We currently expect the impact to interest expense over the next 12 months as the hedged forecasted interest payments occur to be $4.4 million.

Our share of net unrealized gains and losses on our interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a quarterly cash distribution of $0.515625 per Series A Preferred Share covering the period from December 2, 2014 to March 1, 2015.  This distribution was paid on March 1, 2015 to shareholders of record as of February 17, 2015.

Our Board of Trustees declared a cash distribution of $0.2725 per common share and Common Unit for the first quarter of 2015.  This distribution was paid on April 13, 2015 to common shareholders and Common Unit holders of record as of April 6, 2015.

Note 7. Deferred Costs

Deferred costs consist primarily of financing fees incurred to obtain long-term financing, acquired lease intangible assets, and broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At March 31, 2015 and December 31, 2014, deferred costs consisted of the following:

	March 31, 2015	December 31, 2014
Deferred financing costs	$14,340	$14,575
Acquired lease intangible assets	131,685	142,823
Deferred leasing costs and other	49,398	48,149
	195,423	205,547
Less—accumulated amortization	(41,347)	(36,583)
Total	154,076	168,964
Deferred costs – properties held for sale	—	(8,986)
Total	$154,076	$159,978

The accompanying consolidated statements of operations include amortization expense as follows:

	Three Months Ended March 31,
	2015	2014
Amortization of deferred financing costs	$900	$521
Amortization of deferred leasing costs, lease intangibles and other	5,889	2,461

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

At March 31, 2015 and December 31, 2014, deferred revenue and other liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Unamortized in-place lease liabilities	$111,543	$125,336
Retainage payables and other	2,858	2,852
Seller earnout (Note 9)	8,890	9,664
Tenant rents received in advance	10,921	10,841
Total	134,212	148,693
Deferred revenue and other liabilities – liabilities held for sale	—	(12,284)
Total	$134,212	$136,409

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

As of March 31, 2015, we had outstanding letters of credit totaling $11 million.  At that date, there were no amounts advanced against these instruments.

Earnout Liability

Six of the properties we acquired in the merger with Inland Diversified have earnout arrangements whereby the Company is required to pay the seller additional consideration based on leasing activity of vacant space. The maximum potential earnout payment was $8.9 million at March 31, 2015. The table below presents the change in our earnout liability for the three months ended March 31, 2015.

Three Months Ended March 31, 2015
Earnout liability – beginning of period	$9,664
Decreases:
Payments to settle earnouts	(774)
Earnout liability – end of period	$8,890

The expiration dates of the remaining earnouts range from November 2, 2015 through December 28, 2015.

Note 10. Disposals of Operating Properties and Investment Properties Held for Sale

Sale of Properties to IREIT

On September 16, 2014, we entered into a Purchase and Sale Agreement with IREIT, which provided for the sale of 15 of our operating properties (the “Portfolio”) to IREIT.

The Purchase and Sale Agreement provided that the Portfolio will be sold to IREIT in two separate tranches. The sale of the first tranche (“Tranche I”) consisted of eight retail operating properties that were sold in November and December 2014 for aggregate net proceeds of $150.8 million and a net gain of $1.4 million. The sale of Tranche II consisted of seven retail operating properties that were sold on March 16, 2015 for aggregate net proceeds of $103.0 million and a net gain of $3.4 million.

As of March 31, 2015, we have $94.7 million classified as cash and cash equivalents that we received in connection with the sale of these properties which we intend to utilize for future acquisitions.

The operating properties sold in Tranche II during the first quarter of 2015 are as follows:

Property Name	MSA

Tranche II:
Eastside Junction	Athens, AL
Fairgrounds Crossing	Hot Springs, AR
Hawk Ridge	Saint Louis, MO
Prattville Town Center	Prattville, AL
Regal Court	Shreveport, LA
Whispering Ridge	Omaha, NE
Walgreens Plaza	Jacksonville, NC

The operating properties listed above are not included in discontinued operations in the accompanying Statements of Operations as the disposals neither individually nor in the aggregate represent a strategic shift that has or will have a major effect on our operations or financial results.  The properties in Tranche II of the Portfolio met the requirements to present as held for sale as of December 31, 2014.  Upon meeting the held-for-sale criteria, depreciation and amortization ceased for these operating properties.

The combined results of operations for the investment properties that were sold in the first quarter of 2015 are presented in the table below:

March 31, 2015
Revenue:
Minimum rent	$2,403
Tenant reimbursements	539
Total revenue	2,942
Expenses:
Property operating	495
Real estate taxes	276
Total expenses	771
Operating income	2,171
Interest expense	(527)
Income from continuing operations	$1,644

Note 11. Acquisitions

During the three months ended March 31, 2015, we did not complete any acquisitions. In 2014, we acquired a total of 61 operating properties. Upon completion of the merger with Inland Diversified in July, we acquired 60 operating properties and in December we acquired an operating property in the Summerlin sub-market of Las Vegas, Nevada. The total merger purchase price was $2.1 billion. Preliminary purchase price allocations were made at the date of acquisition, primarily to the fair value of tangible assets (land, building, and improvements) as well as to intangibles.  The estimated purchase price allocations remain preliminary at March 31, 2015 and are subject to revision within the measurement period, not to exceed one year. There were no material adjustments to the purchase price allocations for our 2014 acquisitions during the three months ended March 31, 2015.

Following is a summary of our 2014 operating property acquisitions.

Property Name	MSA	Acquisition Date	Acquisition Cost (millions)

Merger with Inland Diversified	Various	July 2014	$2,128.6

Rampart Commons	Las Vegas, NV	December 2014	32.3

The following table summarizes the aggregate purchase price allocation for the properties acquired as part of the merger with Inland Diversified as of July 1, 2014 (in thousands):

Assets:
Investment properties, net	$2,095,567
Deferred costs, net	143,210
Investments in marketable securities	18,602
Cash and cash equivalents	108,666
Accounts receivable, prepaid expenses, and other	20,157
Total Assets	$2,386,202

Liabilities:
Mortgage and other indebtedness, including debt premium of $33,300	$892,909
Deferred revenue and other liabilities	129,935
Accounts payable and accrued expenses	59,314
Total Liabilities	1,082,158

Noncontrolling interests	69,356
Common shares issued	1,234,688
Total Allocated Purchase Price	$2,386,202

The operating properties acquired through the merger with Inland Diversified generated total revenue of $44.6 million and consolidated net income of $7.6 million for the three months ended March 31, 2015. This includes total revenue and consolidated net income from the seven operating properties we sold to IREIT in March 2015 and excludes total revenue and consolidated net income from the eight operating properties we sold to IREIT in November and December 2014 (see Note 10).

Acquisition costs for the three months ended March 31, 2015 of $0.2 million related to our acquisitions of Rampart Commons and Colleyville Downs. Merger costs of $4.5 million for the three months ended March 31, 2014 related to our merger with Inland Diversified and were mainly comprised of investment banking, due diligence, legal, and other professional expenses.

Note 12. Subsequent Events

On April 1, 2015, we acquired Colleyville Downs, an operating property located in Dallas, Texas utilizing $25 million of proceeds from our 2014 and 2015 property sales and a draw on our unsecured revolving credit facility.

Item 2.

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

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

•
other uncertainties and factors identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the SEC or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The Company undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the accompanying historical financial statements and related notes thereto.  In this discussion, unless the context suggests otherwise, references to “our Company”, “we”, “us”, and “our” mean Kite Realty Group Trust and its subsidiaries, including Kite Realty Group, L.P.

Our Business and Properties

Kite Realty Group Trust, a publicly held real estate investment trust, through its majority-owned subsidiary, Kite Realty Group, L.P., is engaged in the ownership and operation, acquisition, development, and redevelopment of high-quality neighborhood and community shopping centers in selected markets in the United States.  We derive revenues primarily from rents and reimbursement payments received from tenants under leases at our properties.  Our operating results therefore depend materially on the ability of our tenants to make required rental payments, conditions in the United States retail sector and overall economic and real estate market conditions.

At March 31, 2015, we owned interests in 117 operating and redevelopment properties (consisting of 115 retail properties, one office operating property and an associated parking garage, as well as the office components of the Eddy Street Commons and Traditions Village operating properties) and three development properties under construction.  In addition, we also owned interests in other land parcels comprising 105 acres that may be used for future expansion of existing properties, development of new retail or office properties or sold to third parties.

At March 31, 2014, we owned interests in 68 operating and redevelopment properties (consisting of 62 retail properties, one office operating property and an associated parking garage) and four retail properties under redevelopment. As of this date, we also owned interests in two retail development properties under construction.

Current Quarter Actions

We continue to execute on our strategy to maximize shareholder value, including:

Development, Redevelopment, and Acquisition Activities.   During the first quarter of 2015, we transitioned Parkside Town Commons - Phase I to the operating portfolio. Ross Dress for Less opened in March at Gainesville Plaza to join Burlington Coat Factory, which opened in the fall of 2014.

In February, we acquired our partner's interest in our City Center operating property. The acquisition of this interest allows us to completely control the potential repositioning of the asset in the future.

Subsequent to the end of the quarter, we acquired Colleyville Downs, a 201,000 square foot shopping center in Dallas. The center is 92% leased and anchored by a newly constructed Whole Foods Market, Petco, and Ace Hardware.

Operational Activities.  During the first quarter of 2015, we executed 77 new and renewal leases totaling 377,000 square feet.  We signed comparable new leases with 10 tenants for 39,000 square feet of gross leasable area ("GLA") and comparable renewal leases with 42 tenants for 237,000 square feet of GLA.  We achieved a blended rent spread of 9.0% on these comparable signed leases while minimizing incremental capital improvement costs.

Capital Activity.  In March 2015, we amended the terms of our unsecured revolving credit facility. The amendment provided for the release of the subsidiary guarantees relating to the Amended Facility. In addition, we continue to increase the unencumbered property pool including through the retirement of loans secured by Indian River and Plaza Volente in March 2015.

 The amendment of our credit facilities, the achievement of investment grade credit ratings in late 2014 and a continued increase in our unencumbered property pool all provide us with greater financial flexibility and opportunities. Our investment grade credit ratings provide us with access to the unsecured public bond market which we may use in the future to finance acquisition activity, repay debt maturing in the near term and fix interest rates that are currently at historically low levels.

Our same property net operating income increased 4.4% for the three months ended March 31, 2015 compared to the same period of the prior year, primarily due to rental rate growth and improved occupancy, which led to higher expense recovery levels.  Our annualized base rent per square foot improved to $15.20 per square foot as of March 31, 2015 from $13.46 as of March 31, 2014.

Results of Operations

The comparability of results of operations in 2014 and 2015 is significantly affected by our merger with Inland Diversified on July 1, 2014 and by our development, redevelopment and operating property acquisition and disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of these activities during those periods, which is set forth below.

Property Acquisitions

The following properties were acquired between January 1, 2014 and March 31, 2015:

Property Name	MSA	Acquisition Date	Acquisition Cost (millions)	Owned GLA

Merger with Inland Diversified	Various	July 2014	$2,128.6	10,719,471

Rampart Commons	Las Vegas, NV	December 2014	32.3	81,292

Property Dispositions

In 2014 and 2015, we sold the following operating properties:

Property Name	MSA	Disposition Date	Owned GLA

50th and 12th (Walgreens)	Seattle, WA	January 2014	14,500
Red Bank Commons	Evansville, IN	March 2014	34,258
Ridge Plaza	Oak Ridge, NJ	March 2014	115,088
Zionsville Walgreens	Zionsville, IN	September 2014	14,550
Tranche I of Portfolio Sale to IREIT	Various	November & December 2014	805,644
Tranche II of Portfolio Sale to IREIT	Various	March 2015	740,034

Development Activities

The following development properties were partially operational at various times from January 1, 2014 through March 31, 2015:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA

Parkside Town Commons – Phase I	Raleigh, NC	March 2014	104,978
Parkside Town Commons – Phase II	Raleigh, NC	September 2014	275,432

____________________
1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

Redevelopment Activities

The following properties were under redevelopment at various times during the period from January 1, 2014 through March 31, 2015:

Property Name	MSA	Transition to Operations	Owned GLA

King’s Lake Square	Naples, Florida	April 2014	88,153
Bolton Plaza	Jacksonville, Florida	September 2014	155,637
Gainesville Plaza[1]	Gainesville, Florida	Pending	162,693

____________________
1	In March 2015, Ross Dress for Less opened to join Burlington Coat Factory as anchors at the project.

Same Property Net Operating Income

We believe that Net Operating Income ("NOI") is helpful to investors as a measure of our operating performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as depreciation and amortization, interest expense, and impairment, if any.  We believe that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full period presented, which eliminates disparities in net income due to the redevelopment, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent metric for the comparison of our properties.  NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of our financial performance.

The following table reflects same property net operating income (and reconciliation to net income attributable to common shareholders) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
($ in thousands)	2015	2014	% Change
Number of properties at period end[1]	64	64

Leased percentage at period end	95.1%	95.3%
Economic Occupancy percentage at period end[2]	92.9%	91.5%

Net operating income - same properties (64 properties)[3]	$25,966	$24,861	4.4%

Reconciliation to Most Directly Comparable GAAP Measure:

Net operating income - same properties	$25,966	$24,861
Net operating income - non-same activity	38,117	5,371
Other expense, net	(51)	(40)
General, administrative and other	(5,006)	(3,106)
Merger and acquisition costs	(159)	(4,480)
Depreciation expense	(40,435)	(17,440)
Interest expense	(13,933)	(7,383)
Discontinued operations	0	3,199
Gains on sales of operating properties	3,363	3,489
Net income attributable to noncontrolling interests	(683)	(139)
Dividends on preferred shares	(2,114)	(2,114)
Net income attributable to common shareholders	$5,065	$2,218

____________________
1	Same property NOI analysis excludes operating properties in redevelopment.
2	Excludes leases that are signed but for which tenants have not commenced payment of cash rent.
3
Same property NOI excludes net gains from outlot sales, straight-line rent revenue, bad debt expense and related recoveries, lease termination fees, amortization of lease intangibles and significant prior year expense recoveries and adjustments, if any.

Comparison of Operating Results for the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

The following table reflects our consolidated statements of operations for the three months ended March 31, 2015 and 2014 .  The comparability of the periods is impacted by the merger, acquisitions, dispositions, and redevelopments previously described.

($ in thousands)	2015	2014	Net change 2014 to 2015
Revenue:
Rental income (including tenant reimbursements)	$84,094	$40,423	$43,671
Other property related revenue	2,734	2,237	497
Total revenue	86,828	42,660	44,168
Expenses:
Property operating	12,724	7,315	5,409
Real estate taxes	10,021	5,113	4,908
General, administrative, and other	5,006	3,106	1,900
Merger and acquisition costs	159	4,480	(4,321)
Depreciation and amortization	40,435	17,440	22,995
Total Expenses	68,345	37,454	30,891
Operating income	18,483	5,206	13,277
Interest expense	(13,933)	(7,383)	(6,550)
Income tax expense of taxable REIT subsidiary	(55)	53	(108)
Other expense	4	(93)	97
Income (loss) from continuing operations	4,499	(2,217)	6,716
Discontinued operations:
Discontinued operations	—	—	—
Non-cash gain on debt extinguishment	—	—	—
Gain on sale of operating property, net	—	3,199	(3,199)
Income from discontinued operations	—	3,199	(3,199)
Income before gain on sale of operating properties, net	4,499	982	3,517
Gain on sale of operating properties, net	3,363	3,489	(126)
Consolidated net income	7,862	4,471	3,391
Net income attributable to noncontrolling interests	(683)	(139)	(544)
Net income attributable to Kite Realty Group Trust	7,179	4,332	2,847
Dividends on preferred shares	(2,114)	(2,114)	—
Net income attributable to common shareholders	$5,065	$2,218	$2,847

Rental income (including tenant reimbursements) increased $43.7 million, or 108%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 and retained	$40,872
Development properties that became operational or were partially operational in 2014 and/or 2015	574
Properties sold during 2014 and 2015	2,084
Properties under redevelopment during 2014 and/or 2015	(182)
Properties fully operational during 2014 and 2015 and other	323
Total	$43,671

The properties acquired in connection with the merger with Inland Diversified contributed $40.9 million of rental income in the current quarter. The net increase of $2.1 million in rental income from properties sold during 2014 and 2015 is primarily due to the sale of Tranche II, as those properties were not acquired until the Merger with Inland Diversified on July 1, 2014. The net increase of $0.3 million in rental income for fully operational properties is primarily attributable to an improvement in small shop occupancy and an improvement in expense recoveries from tenants.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains related to land sales.  This revenue increased by $0.5 million, primarily as a result of higher lease termination income, offset by lower gains on land sales.

Property operating expenses increased $5.4 million, or 73.9%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 and retained	$4,858
Development properties that became operational or were partially operational in 2014 and/or 2015	160
Properties sold during 2014 and 2015	264
Properties under redevelopment during 2014 and/or 2015	68
Properties fully operational during 2014 and 2015 and other	59
Total	$5,409

The net increase of $4.9 million in properties acquired during 2014 is attributable to the merger with Inland Diversified. The net increase of $0.1 million in properties fully operational during 2014 and 2015 was due to higher maintenance and snow removal costs.

Real estate taxes increased $4.9 million, or 96.0%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 and retained	$4,940
Development properties that became operational or were partially operational in 2014 and/or 2015	25
Properties sold during 2014 and 2015	149
Properties under redevelopment during 2014 and/or 2015	—
Properties fully operational during 2014 and 2015 and other	(206)
Total	$4,908

The $4.9 million increase in real estate taxes for properties acquired during 2014 and 2015 is attributable to the merger with Inland Diversified. The net $0.2 million decrease in real estate taxes at properties fully operational during 2014 and 2015 was due to successful appeals at certain properties. The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $1.9 million, or 61.2%, due primarily to higher public company and personnel costs largely associated with the increased size of the Company. Specifically, our employee base increased 35.2% from 108 employees as of March 31, 2014 to 146 employees as of March 31, 2015.

Merger and acquisition costs in 2014 related almost entirely to our merger with Inland Diversified and totaled $4.5 million for the three months ended March 31, 2014 compared to $0.2 million of costs for property acquisitions for the three months ended March 31, 2015.

Depreciation and amortization expense increased $23 million, or 131.9%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 and retained	$20,804
Development properties that became operational or were partially operational in 2014 and/or 2015	698
Properties sold during 2014 and 2015	(218)
Properties under redevelopment during 2014 and/or 2015	359
Properties fully operational during 2014 and 2015 and other	1,352
Total	$22,995

The net increase of $20.8 million in depreciation at properties acquired during 2014 is attributable to the merger with Inland Diversified. The net $1.4 million increase in depreciation and amortization expense at properties fully operational during 2014 and 2015 was due to an increase in anchor tenant openings.

Interest expense increased $6.6 million or 88.7%. The increase mainly resulted from our assumption of $859.6 million of debt as part of the merger with Inland Diversified. The increase was also due to certain development projects, including Delray Marketplace and Parkside Town Commons - Phase I becoming operational. As a portion of the project becomes operational, we expense pro-rata amount of related interest expense.

The allocation to net income of noncontrolling interests increased due to allocations to joint venture partners in certain consolidated properties acquired as part of the Merger.  These partners are allocated income generally equal to the distribution received from the operations of the properties in which they hold an interest.

Liquidity and Capital Resources

Overview

Our primary finance and capital strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective manner. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings or equity offerings, including the estimated value of properties to be developed or acquired, the estimated market value of our properties and the Company as a whole upon placement of the borrowing or offering, and the ability of particular properties to generate cash flow to cover debt service. We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, unsecured debt securities, preferred shares, or other securities.

Our Principal Capital Resources

For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 38.  In addition to cash generated from operations, we discuss below our other principal capital resources.

The increased asset base and operating cash flows of the Company have substantially enhanced our liquidity position and reduced our borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.

On March 12, 2015, we amended the terms of the Fourth Amended and Restated Credit Agreement (the “Amended Facility”). The amendment provided for the release of the subsidiary guarantees relating to the amended facility upon the satisfaction of specified conditions (the “Release Conditions”). The amendment also changed the calculation of unsecured debt interest expense, which is used for purposes of calculating the unsecured debt interest coverage ratio, to be the actual interest expense incurred.  Previously, unsecured debt interest expense was the greater of the actual interest expense incurred and an implied expense based on an assumed 6.0% interest rate.

On March 17, 2015, upon satisfaction of the Release Conditions all of the subsidiary guarantees relating to the Amended Facility were released. As provided in the Amended Facility, if any subsidiary of the Operating Partnership becomes liable with respect to any unsecured indebtedness, that subsidiary is required to become a subsidiary guarantor under the Amended Facility.

As of March 31, 2015, we had approximately $282.4 million available for future borrowings under our unsecured revolving credit facility.  In addition, our unencumbered assets could provide approximately $147 million of additional borrowing capacity under the unsecured revolving credit facility.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility and our unsecured term loan as of March 31, 2015.

Finally, we had $126.7 million in cash and cash equivalents as of March 31, 2015. This includes approximately $94.7 million of cash received from 2014 and 2015 property sales to potentially be utilized for future acquisitions. In April 2015, we utilized $25 million of these proceeds and a draw on our unsecured revolving credit facility to acquire Colleyville Downs in Dallas, Texas.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of March 31, 2015, we had a total of $74.0 million of debt scheduled to mature prior to December 31, 2015, excluding scheduled monthly principal payments. We have sufficient liquidity to repay these obligations from current resources and capacity on our unsecured revolving credit facility, but we are also evaluating financing alternatives to enable us to repay these loans.

Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common and preferred shareholders and to Common Unit holders, and recurring capital expenditures. In February 2015, our Board declared a quarterly cash distribution of $0.2725 per common share and Common Unit (totaling $23.2 million) for the quarter ended March 31, 2015.  This distribution was paid on April 13, 2015 to common shareholders and Common Unit holders of record as of April 6, 2015.  In February 2015, our Board declared a quarterly preferred share cash distribution of $0.515625 per Series A Preferred Share (or $2.1 million) covering the distribution period from December 2, 2014 to March 1, 2015 payable to shareholders of record as of February 17, 2015.  This distribution was paid on March 1, 2015.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from period to period.  During the three months ended March 31, 2015, we incurred $0.9 million of costs for recurring capital expenditures on operating properties and also incurred $1.2 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $9 million to $11 million of additional major tenant improvements and renovation costs within the next twelve months at several of our operating properties.

As of March 31, 2015, we had four development and redevelopment projects under construction.  The total estimated cost of these projects is approximately $176.3 million, of which $119.2 million had been incurred as of March 31, 2015.  We currently anticipate incurring the remaining $57.1 million of costs over the next eighteen months.  We believe we currently have sufficient financing in place to fund the projects and expect to do so primarily through existing or new construction loans or borrowings on our unsecured revolving credit facility.

As of March 31, 2015, six of our properties, which are properties acquired by Inland Diversified prior to the date of the Merger, have earnout components whereby we are required to pay the seller additional consideration based on subsequent leasing activity of vacant space. The maximum potential earnout payment was $8.9 million at March 31, 2015. The expiration dates of the remaining earnouts range from November 2, 2015 through December 28, 2015. We believe we currently have sufficient funds in place to pay these potential earnouts

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Redevelopment Properties Pending Commencement of Construction. As of March 31, 2015 two of our properties (Courthouse Shadows and Hamilton Crossing) were undergoing preparation for redevelopment.  We are currently evaluating our total incremental investment in these redevelopment projects, of which $0.8 million had been incurred as of March 31, 2015.  Our anticipated total investment could change based upon negotiations with prospective tenants.  As of March 31, 2015, we have not commenced any redevelopment opportunities in the properties acquired through the Merger; however, we believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations and borrowings on our unsecured revolving credit facility.  In certain circumstances, we may seek to place specific construction financing on these redevelopment projects.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital.  It is unlikely that we would have sufficient funds on hand to meet these long-term capital requirements.  We would have to satisfy these needs through additional borrowings, sales of common or preferred shares, issuance of Operating Partnership units, cash generated through property dispositions and/or participation in potential joint venture arrangements.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements.  We evaluate all future opportunities against pre-established criteria including, but not limited to, location, demographics, expected return, tenant credit quality, tenant relationships, and amount of existing retail space.  Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions.

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and capital expenditures for the three months ended March 31, 2015 and on a cumulative basis since the project’s inception:

	Year to Date –	Cumulative –
(in thousands)	March 31, 2015	March 31, 2015
Under Construction - Developments	$11,292	$110,697
Under Construction - Redevelopments	817	8,484
Pending Construction - Redevelopments	120	849
Total for Development Activity	12,229	120,030
Recently Completed Developments[1]	5,202	N/A
Miscellaneous Other Activity, net	3,401	N/A
Recurring Operating Capital Expenditures (primarily tenant improvement payments)	1,737	N/A
Total	$22,569	$120,030

____________________
1	This classification includes Parkside Town Commons - Phase I, Delray Marketplace, Holly Springs Towne Center – Phase I, Bolton Plaza, and Four Corner Square.

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense for the three months ended March 31, 2015 of $0.1 million.

Debt Maturities

The table below presents scheduled principal repayments (including scheduled monthly principal payments) on mortgage and other indebtedness as of March 31, 2015:

(in thousands)	Annual Principal Payments	Term Maturity	Total
2015	$4,681	$74,045	$78,726
2016	5,708	257,590	263,298
2017	4,998	50,026	55,024
2018	5,075	68,693	73,768
2019	4,932	206,600	211,532
Thereafter	16,815	843,490	860,305
	$42,209	$1,500,444	$1,542,653
Unamortized Premiums			26,767
Total			$1,569,420

Failure to comply with our obligations under our loan agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.   In addition, certain of our variable rate loans and construction loans contain cross-default provisions which provide that a violation by us of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under the loans if we fail to satisfy these financial covenants.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in Kite Realty Group Trust's Annual Report on Form 10-K for the year ended December 31, 2014 for more information related to the risks associated with our indebtedness.

Cash Flows

As of March 31, 2015, we had cash and cash equivalents on hand of $126.7 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

As of March 31, 2015, cash and cash equivalents included $94.7 million of funds set aside by the Company for purposes of acquiring real estate.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Cash provided by operating activities was $45.1 million for the three months ended March 31, 2015, an increase of $38.6 million from the same period of 2014.  The increase was primarily due to the increased cash flows generated by the properties acquired in 2014.

Cash provided by investing activities was $104.4 million for the three months ended March 31, 2015, as compared to cash provided by investing activities of $4.2 million in the same period of 2014.  Highlights of significant cash sources and uses are as follows:

•
Net proceeds of $126.5 million related to the sale of the Tranche II properties in March 2015 compared to net proceeds of $33.4 million related to the sale of Red Bank Commons, Ridge Plaza, and 50th and 12th operating properties in the first quarter of 2014; and

•
Increase in capital expenditures of $2.3 million, in addition to an increase in construction payables of $12.8 million. In the first quarter of 2015, there was significant construction activity at Parkside Town Commons - Phase II and Holly Springs Towne Center - Phase II.

Cash used in financing activities was $66.6 million for the three months ended March 31, 2015, compared to cash provided by financing activities of $3.1 million in the same period of 2014.  Highlights of significant cash sources and uses in the first quarter of 2015 are as follows:

•	A draw of $30 million was made on our unsecured revolving credit facility that was utilized to fund the acquisition of our partner's interest in the City Center operating property;

•	Draws of $10.0 million were made on construction loans related to Parkside Town Commons and Delray Marketplace;

•	In March, we retired loans totaling $38.4 million that were secured by Indian River and Plaza Volente utilizing a draw on our unsecured revolving credit;

•
In connection with the sale of Tranche II, we retired the $24.0 million loan secured by the Regal Court property. In addition, we paid down our unsecured revolving credit facility by $27.0 million utilizing a portion of proceeds from property sales;

•	Distributions to common shareholders and Common Unit holders of $22.7 million; and

•	Distributions to preferred shareholders of $2.1 million.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales and impairment of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for merger and acquisition costs.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of FFO, as adjusted provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO and FFO, as adjusted should not be considered as alternatives to consolidated net income (loss) (determined in accordance with GAAP) as indicators of our financial performance, are not alternatives to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and are not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computations of FFO and FFO, as adjusted may not be comparable to FFO or FFO, as adjusted reported by other REITs.

Our calculations of FFO1 (and reconciliation to consolidated net income, as applicable) and FFO, as adjusted for the three months ended March 31, 2015 and 2014 (unaudited) are as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Consolidated net income	$7,862	$4,471
Less: dividends on preferred shares	(2,114)	(2,114)
Less: net income attributable to noncontrolling interests in properties	(587)	(27)
Less: gains on sales of operating properties	(3,363)	(6,688)
Add: depreciation and amortization of consolidated entities, net of noncontrolling interests	40,293	17,343
Funds From Operations of the Kite Portfolio	42,091	12,985
Less Limited Partners' interests in Funds From Operations	(807)	(625)
Funds From Operations allocable to the Company	$41,284	$12,360

Funds From Operations of the Kite Portfolio	$42,091	$12,985
Add: Merger and acquisition costs	159	4,480
Funds From Operations of the Kite Portfolio, as adjusted	$42,250	$17,465

____________________
1
“Funds From Operations of the Kite Portfolio measures 100% of the operating performance of the Operating Partnership’s real estate properties and construction and service subsidiaries in which the Company owns an interest. “Funds From Operations allocable to the Company” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Earnings before Interest, Tax, Depreciation, and Amortization

We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense, income tax expense of taxable REIT subsidiary, gains (losses) on sales of operating properties and other income and expenses. For informational purposes, we have also provided Adjusted EBITDA, which we define as EBITDA less (i) minority interest EBITDA, (ii) EBITDA from properties sold in current quarter and (iii) Merger and acquisition costs. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA, as calculated by us, are not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP, and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

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

A reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to net income (the most directly comparable GAAP measure) is included in the below table.

Three Months Ended March 31, 2015
Consolidated net income	$7,862
Adjustments to net income
Depreciation and amortization	40,435
Interest expense	13,933
Merger and acquisition costs	159
Income tax expense of taxable REIT subsidiary	55
Gain on sales of operating properties	(3,363)
Other income	(4)
Earnings Before Interest, Taxes, Depreciation and Amortization	59,077
minority interest	(590)
EBITDA from properties sold in current quarter	(2,171)
unconsolidated EBITDA	33
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization	56,349

Annualized Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (1)	$225,396

Ratio of Company share of net debt:
Mortgage and other indebtedness	1,569,420
Less: Partner share of consolidated joint venture debt	(14,153)
Less: Cash[2]	(126,744)
Less: Debt Premium	(26,767)
Company Share of Net Debt	1,401,756
Ratio of Net Debt to Annualized Adjusted EBITDA	6.2x

____________________
1	Represents Adjusted EBITDA for the three months ended March 31, 2015 (as shown in the table above) multiplied by four.
2	Includes $94.7 million at March 31, 2015 of funds set aside by the Company to affect a tax deferred purchase of real estate.

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

Contractual Obligations

Except with respect to our debt maturities as discussed on page 38, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.5 billion of outstanding consolidated indebtedness as of March 31, 2015 (exclusive of net premiums on acquired debt of $26.8 million). As of this date, we were party to various consolidated interest rate hedge agreements totaling $373.3 million, with maturity dates ranging from 2017 through 2020.  Including the effects of these hedge agreements, our fixed and variable rate debt would have been $1.1 billion (73%) and $0.4 billion (27%), respectively, of our total consolidated indebtedness at March 31, 2015.

As of March 31, 2015, we had $74.0 million of fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with these loans.  A 100 basis point change in interest rates on our unhedged variable rate debt as of March 31, 2015 would change our annual cash flow by $4.0 million.

Item 4.	Controls and Procedures

Kite Realty Group Trust

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Parent Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Parent Company's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kite Realty Group, L.P.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Operating Partnership’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Operating Partnership's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We are party to various legal proceedings, which arise in the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

 Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1	Equity Distribution Agreement, dated March 3, 2015, by and among the Company, the Operating Partnership and Citigroup Global Markets Inc.	Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2015

10.2	Equity Distribution Agreement, dated March 3, 2015, by and among the Company, the Operating Partnership and J.P. Morgan Securities LLC	Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2015

10.3	Equity Distribution Agreement, dated March 3, 2015, by and among the Company, the Operating Partnership and KeyBanc Capital Markets Inc.	Incorporated by reference to Exhibit 1.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2015

10.4	Equity Distribution Agreement, dated March 3, 2015, by and among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated	Incorporated by reference to Exhibit 1.4 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2015

10.5	Equity Distribution Agreement, dated March 3, 2015, by and among the Company, the Operating Partnership and Raymond James & Associates, Inc.	Incorporated by reference to Exhibit 1.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2015

10.6	Equity Distribution Agreement, dated March 3, 2015, by and among the Company, the Operating Partnership and Wells Fargo Securities, LLC	Incorporated by reference to Exhibit 1.6 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2015

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

May 11, 2015	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 11, 2015	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1	Equity Distribution Agreement, dated March 3, 2015, by and among the Company, the Operating Partnership and Citigroup Global Markets Inc.	Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2015

10.2	Equity Distribution Agreement, dated March 3, 2015, by and among the Company, the Operating Partnership and J.P. Morgan Securities LLC	Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2015

10.3	Equity Distribution Agreement, dated March 3, 2015, by and among the Company, the Operating Partnership and KeyBanc Capital Markets Inc.	Incorporated by reference to Exhibit 1.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2015

10.4	Equity Distribution Agreement, dated March 3, 2015, by and among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated	Incorporated by reference to Exhibit 1.4 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2015

10.5	Equity Distribution Agreement, dated March 3, 2015, by and among the Company, the Operating Partnership and Raymond James & Associates, Inc.	Incorporated by reference to Exhibit 1.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2015

10.6	Equity Distribution Agreement, dated March 3, 2015, by and among the Company, the Operating Partnership and Wells Fargo Securities, LLC	Incorporated by reference to Exhibit 1.6 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2015

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith