Form 10-Q
period 2015-06-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2015-08-07
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
The number of Common Shares of Kite Realty Group Trust outstanding as of July 31, 2015 was 83,329,298 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2015 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of June 30, 2015 owned approximately 97.8% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.2% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.

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

We believe it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. The Parent Company has no material assets or liabilities other than its investment in the Operating Partnership. The Parent Company issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. In addition, the Parent Company currently does not nor does it intend to guarantee any debt of the Operating Partnership. The Operating Partnership has numerous wholly-owned subsidiaries, and it also owns interests in certain joint ventures. These subsidiaries and joint ventures own and operate retail shopping centers and other real estate assets. The Operating Partnership is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for General Partner Units, the Operating Partnership generates the capital required by the business through its operations, its incurrence of indebtedness and the issuance of Limited Partner Units to third parties.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets:
Investment properties, at cost	$3,876,592	$3,732,748
Less: accumulated depreciation	(379,556)	(315,093)
	3,497,036	3,417,655

Cash and cash equivalents	70,120	43,826
Tenant and other receivables, including accrued straight-line rent of $21,390 and $18,630, respectively, net of allowance for uncollectible accounts	44,376	48,097
Restricted cash and escrow deposits	23,750	16,171
Deferred costs, net	151,929	159,978
Prepaid and other assets	8,664	8,847
Assets held for sale (see Note 10)	—	179,642
Total Assets	$3,795,875	$3,874,216

Liabilities and Equity:
Mortgage and other indebtedness	$1,618,614	$1,554,263
Accounts payable and accrued expenses	79,760	75,150
Deferred revenue and other liabilities	142,323	136,409
Liabilities held for sale (see Note 10)	—	81,164
Total Liabilities	1,840,697	1,846,986
Commitments and contingencies
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	88,113	125,082
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively, with a liquidation value of $102,500	102,500	102,500
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,329,324 and 83,490,663 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	833	835
Additional paid in capital and other	2,049,137	2,044,425
Accumulated other comprehensive loss	(2,809)	(1,175)
Accumulated deficit	(283,607)	(247,801)
Total Kite Realty Group Trust Shareholders' Equity	1,866,054	1,898,784
Noncontrolling Interests	1,011	3,364
Total Equity	1,867,065	1,902,148
Total Liabilities and Equity	$3,795,875	$3,874,216

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue:
Minimum rent	$64,897	$31,222	$130,377	$62,482
Tenant reimbursements	16,489	8,315	35,104	17,478
Other property related revenue	2,349	1,306	5,083	3,543
Total revenue	83,735	40,843	170,564	83,503
Expenses:
Property operating	11,801	6,891	24,525	14,206
Real estate taxes	9,755	4,303	19,777	9,416
General, administrative, and other	4,566	2,313	9,572	5,420
Merger and acquisition costs	302	3,280	461	7,760
Depreciation and amortization	41,212	19,737	81,648	37,177
Total expenses	67,636	36,524	135,983	73,979
Operating income	16,099	4,319	34,581	9,524
Interest expense	(13,181)	(7,522)	(27,114)	(14,905)
Income tax expense of taxable REIT subsidiary	(69)	(76)	(124)	(22)
Gain on settlement	4,520	—	4,520	—
Other (expense) income, net	(134)	83	(130)	(10)
Income (loss) from continuing operations	7,235	(3,196)	11,733	(5,413)
Discontinued operations:
Gain on sale of operating property	—	—	—	3,199
Income from discontinued operations	—	—	—	3,199
Income (loss) before gain on sale of operating properties	7,235	(3,196)	11,733	(2,214)
Gain on sales of operating properties	—	—	3,363	3,489
Consolidated net income (loss)	7,235	(3,196)	15,096	1,275
Net (income) loss attributable to noncontrolling interests	(508)	220	(1,191)	81
Net income (loss) attributable to Kite Realty Group Trust	$6,727	$(2,976)	$13,905	$1,356
Dividends on preferred shares	(2,114)	(2,114)	(4,228)	(4,228)
Net income (loss) attributable to common shareholders	$4,613	$(5,090)	$9,677	$(2,872)

Net income (loss) per common share - basic & diluted:
Income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.06	$(0.16)	$0.12	$(0.16)
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	—	—	0.08
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.06	$(0.16)	$0.12	$(0.08)

Weighted average common shares outstanding - basic	83,506,078	32,884,467	83,519,013	32,820,538
Weighted average common shares outstanding - diluted	83,803,879	32,884,467	83,818,890	32,820,538

Dividends declared per common share	$0.2725	$0.2600	$0.5450	$0.5000

Net income attributable to Kite Realty Group Trust common shareholders:
Income (loss) from continuing operations	$4,613	$(5,090)	$9,677	$(5,917)
Income from discontinued operations	—	—	—	3,045
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$4,613	$(5,090)	$9,677	$(2,872)

Consolidated net income (loss)	$7,235	$(3,196)	$15,096	$1,275
Change in fair value of derivatives	1,509	(2,217)	(1,717)	(2,920)
Total comprehensive income (loss)	8,744	(5,413)	13,379	(1,645)
Comprehensive (income) loss attributable to noncontrolling interests	(487)	327	(1,108)	223
Comprehensive income (loss) attributable to Kite Realty Group Trust	$8,257	$(5,086)	$12,271	$(1,422)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2014	4,100,000	$102,500	83,490,663	$835	$2,044,425	$(1,175)	$(247,801)	$1,898,784
Stock compensation activity	—	—	(166,339)	(2)	1,372	—	—	1,370
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	—	—	(1,634)	—	(1,634)
Distributions declared to common shareholders	—	—	—	—	—	—	(45,483)	(45,483)
Distributions to preferred shareholders	—	—	—	—	—	—	(4,228)	(4,228)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	13,905	13,905
Acquisition of partners' interests in consolidated joint ventures	—	—	—	—	1,445	—	—	1,445
Exchange of redeemable noncontrolling interests for common shares	—	—	5,000	—	140	—	—	140
Adjustment to redeemable noncontrolling interests	—	—	—	—	1,755	—	—	1,755
Balances, June 30, 2015	4,100,000	$102,500	83,329,324	$833	$2,049,137	$(2,809)	$(283,607)	$1,866,054

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$15,096	$1,275
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(2,809)	(1,753)
Depreciation and amortization	83,286	38,236
Gain on sale of operating properties, net	(3,363)	(6,688)
Gain on settlement retained in escrow	(4,520)	—
Provision for credit losses	1,528	427
Compensation expense for equity awards	2,089	352
Amortization of debt fair value adjustment	(3,123)	(4)
Amortization of in-place lease liabilities, net	(1,555)	(1,961)
Changes in assets and liabilities:
Tenant receivables and other	4,640	(2,441)
Deferred costs and other assets	(4,626)	(4,943)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(747)	314
Net cash provided by operating activities	85,896	22,814
Cash flows from investing activities:
Deposits related to acquisition of Livingston Shopping Center	(4,000)	—
Acquisitions of interests in properties	(94,201)	—
Capital expenditures, net	(47,889)	(38,952)
Net proceeds from sales of operating properties	126,460	33,423
Change in construction payables	3,361	(8,501)
Collection of note receivable	—	542
Payments on seller earnouts	(929)	—
Net cash used in investing activities	(17,198)	(13,488)
Cash flows from financing activities:
Common share issuance proceeds, net of costs	(136)	(450)
Purchase of redeemable noncontrolling interests	(33,853)	—
Loan proceeds	357,742	47,208
Loan transaction costs	(1,195)	(37)
Loan payments	(314,377)	(29,831)
Distributions paid – common shareholders	(44,483)	(16,403)
Distributions paid - preferred shareholders	(4,228)	(4,228)
Distributions paid – redeemable noncontrolling interests	(1,816)	(830)
Distributions to noncontrolling interests	(58)	(261)
Net cash used in financing activities	(42,404)	(4,832)
Net change in cash and cash equivalents	26,294	4,494
Cash and cash equivalents, beginning of period	43,826	18,134
Cash and cash equivalents, end of period	$70,120	$22,628

Non-cash investing and financing activities
Assumption of mortgages by buyer upon sale of properties	$40,303	$—

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	June 30, 2015	December 31, 2014
Assets:
Investment properties, at cost	$3,876,592	$3,732,748
Less: accumulated depreciation	(379,556)	(315,093)
	3,497,036	3,417,655

Cash and cash equivalents	70,120	43,826
Tenant and other receivables, including accrued straight-line rent of $21,390 and $18,630, respectively, net of allowance for uncollectible accounts	44,376	48,097
Restricted cash and escrow deposits	23,750	16,171
Deferred costs, net	151,929	159,978
Prepaid and other assets	8,664	8,847
Assets held for sale (see Note 10)	—	179,642
Total Assets	$3,795,875	$3,874,216

Liabilities and Equity:
Mortgage and other indebtedness	$1,618,614	$1,554,263
Accounts payable and accrued expenses	79,760	75,150
Deferred revenue and other liabilities	142,323	136,409
Liabilities held for sale (see Note 10)	—	81,164
Total Liabilities	1,840,697	1,846,986
Commitments and contingencies	—	—
Redeemable Limited Partners’ and other redeemable noncontrolling interests	88,113	125,082
Partners Equity:
Parent Company:
Preferred equity, 4,100,000 units issued and outstanding at June 30, 2015 and December 31, 2014, with a liquidation value of $102,500	102,500	102,500
Common equity, 83,329,324 and 83,490,663 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,766,363	1,797,459
Accumulated other comprehensive loss	(2,809)	(1,175)
Total Partners Equity	1,866,054	1,898,784
Noncontrolling Interests	1,011	3,364
Total Equity	1,867,065	1,902,148
Total Liabilities and Equity	$3,795,875	$3,874,216

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue:
Minimum rent	$64,897	$31,222	$130,377	$62,482
Tenant reimbursements	16,489	8,315	35,104	17,478
Other property related revenue	2,349	1,306	5,083	3,543
Total revenue	83,735	40,843	170,564	83,503
Expenses:
Property operating	11,801	6,891	24,525	14,206
Real estate taxes	9,755	4,303	19,777	9,416
General, administrative, and other	4,566	2,313	9,572	5,420
Merger and acquisition costs	302	3,280	461	7,760
Depreciation and amortization	41,212	19,737	81,648	37,177
Total expenses	67,636	36,524	135,983	73,979
Operating income	16,099	4,319	34,581	9,524
Interest expense	(13,181)	(7,522)	(27,114)	(14,905)
Income tax expense of taxable REIT subsidiary	(69)	(76)	(124)	(22)
Gain on settlement	4,520	—	4,520	—
Other (expense) income, net	(134)	83	(130)	(10)
Income (loss) from continuing operations	7,235	(3,196)	11,733	(5,413)
Discontinued operations:
Gain on sale of operating property	—	—	—	3,199
Income from discontinued operations	—	—	—	3,199
Income (loss) before gain on sale of operating properties	7,235	(3,196)	11,733	(2,214)
Gain on sales of operating properties	—	—	3,363	3,489
Consolidated net income (loss)	7,235	(3,196)	15,096	1,275
Net income attributable to noncontrolling interests	(414)	(49)	(1,001)	(76)
Distributions on preferred units	(2,114)	(2,114)	(4,228)	(4,228)
Net income (loss) attributable to common unitholders	$4,707	$(5,359)	$9,867	$(3,029)

Allocation of net income (loss):
Limited Partners	$94	$(269)	$190	$(157)
Parent Company	4,613	(5,090)	9,677	(2,872)
	$4,707	$(5,359)	$9,867	$(3,029)

Net income (loss) per unit - basic & diluted:
Income (loss) from continuing operations attributable to common unitholders	$0.06	$(0.16)	$0.12	$(0.16)
Income from discontinued operations attributable to common unitholders	—	—	—	0.08
Net income (loss) attributable to common unitholders	$0.06	$(0.16)	$0.12	$(0.08)

Weighted average common units outstanding - basic	85,231,284	34,543,898	85,202,110	34,480,602
Weighted average common units outstanding - diluted	85,529,084	34,543,898	85,501,987	34,480,602

Distributions declared per common unit	$0.2725	$0.2600	$0.5450	$0.5000

Net income (loss) attributable to common unitholders:
Income (loss) from continuing operations	$4,707	$(5,359)	$9,867	$(6,228)
Income from discontinued operations	—	—	—	3,199
Net income (loss) attributable to common unitholders	$4,707	$(5,359)	$9,867	$(3,029)

Consolidated net income (loss)	$7,235	$(3,196)	$15,096	$1,275
Change in fair value of derivatives	1,509	(2,217)	(1,717)	(2,920)
Total comprehensive income (loss)	8,744	(5,413)	13,379	(1,645)
Comprehensive (income) attributable to noncontrolling interests	(414)	(49)	(1,001)	(76)
Comprehensive income (loss) attributable to common unitholders	$8,330	$(5,462)	$12,378	$(1,721)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner			Total
	Common Equity	Preferred Equity	Accumulated Other Comprehensive Loss

Balances, December 31, 2014	$1,797,459	$102,500	$(1,175)	$1,898,784
Stock compensation activity	1,370	—	—	1,370
Other comprehensive loss attributable to Parent Company	—	—	(1,634)	(1,634)
Distributions declared to Parent Company	(45,483)	—	—	(45,483)
Distributions to preferred unitholders	—	(4,228)	—	(4,228)
Net income	9,677	4,228	—	13,905
Acquisition of partners' interests in consolidated joint ventures	1,445	—	—	1,445
Conversion of Limited Partner Units to shares of the Parent Company	140	—	—	140
Adjustment to redeemable noncontrolling interests	1,755	—	—	1,755
Balances, June 30, 2015	$1,766,363	$102,500	$(2,809)	$1,866,054

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$15,096	$1,275
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(2,809)	(1,753)
Depreciation and amortization	83,286	38,236
Gain on sale of operating properties, net	(3,363)	(6,688)
Gain on settlement retained in escrow	(4,520)	—
Provision for credit losses	1,528	427
Compensation expense for equity awards	2,089	352
Amortization of debt fair value adjustment	(3,123)	(4)
Amortization of in-place lease liabilities, net	(1,555)	(1,961)
Changes in assets and liabilities:
Tenant receivables and other	4,640	(2,441)
Deferred costs and other assets	(4,626)	(4,943)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(747)	314
Net cash provided by operating activities	85,896	22,814
Cash flows from investing activities:
Deposits related to acquisition of Livingston Shopping Center	(4,000)	—
Acquisitions of interests in properties	(94,201)	—
Capital expenditures, net	(47,889)	(38,952)
Net proceeds from sales of operating properties	126,460	33,423
Change in construction payables	3,361	(8,501)
Collection of note receivable	—	542
Payments on seller earnouts	(929)	—
Net cash used in investing activities	(17,198)	(13,488)
Cash flows from financing activities:
Contributions from the Parent Company	(136)	(450)
Purchase of redeemable noncontrolling interests	(33,853)	—
Loan proceeds	357,742	47,208
Loan transaction costs	(1,195)	(37)
Loan payments	(314,377)	(29,831)
Distributions paid – common unitholders	(44,483)	(16,403)
Distributions paid - preferred unitholders	(4,228)	(4,228)
Distributions paid – redeemable noncontrolling interests - subsidiaries	(1,816)	(830)
Distributions to noncontrolling interests	(58)	(261)
Net cash (used in) provided by financing activities	(42,404)	(4,832)
Net change in cash and cash equivalents	26,294	4,494
Cash and cash equivalents, beginning of period	43,826	18,134
Cash and cash equivalents, end of period	$70,120	$22,628

Non-cash investing and financing activities
Assumption of mortgages by buyer upon sale of properties	$40,303	$—

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)
(in thousands, except share and per share data)

Note 1. Organization

Kite Realty Group Trust (the "Parent Company"), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), owns interests in various operating subsidiaries and joint ventures engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in selected markets in the United States. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership was formed on August 16, 2004, when the Parent Company contributed properties and the net proceeds from an initial public offering of shares of its common stock to the Operating Partnership. The Parent Company was organized in Maryland in 2004 to succeed in the development, acquisition, construction and real estate businesses of its predecessor. We believe the Company qualifies as a real estate investment trust (a “REIT”) under provisions of the Internal Revenue Code of 1986, as amended.

The Parent Company is the sole general partner of the Operating Partnership, and as of June 30, 2015 owned approximately 97.8% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.2% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

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

At June 30, 2015, we owned interests in 119 operating and redevelopment properties (consisting of 117 retail properties, one office operating property and an associated parking garage as well as the office components of the Eddy Street Commons and Traditions Village operating properties) and three development properties under construction.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Parent Company’s 2014 Annual Report on Form 10-K and the Operating Partnership's audited consolidated financial statements and related notes thereto filed by the Parent Company on its Current Report on Form 8-K dated March 11, 2015.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

Components of Investment Properties

The Company’s investment properties as of June 30, 2015 and December 31, 2014 consisted of the following components:

	Balance at
	June 30, 2015	December 31, 2014
Investment properties, at cost:
Land	$799,492	$778,780
Buildings and improvements	2,901,977	2,785,780
Furniture, equipment and other	6,547	6,398
Land held for development	34,975	35,907
Construction in progress	133,601	125,883
	$3,876,592	$3,732,748

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

As of June 30, 2015, we owned an investment in one joint venture that is a VIE in which we are the primary beneficiary.  As of this date, the VIE has total debt of $56.8 million, which is secured by assets of the VIE totaling $99.8 million.  The Operating Partnership guarantees the debt of the VIE.

We consider all relationships between the Operating Partnership and the VIE, including the development agreement, the management agreement and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIEs' performance.   We also periodically reassess primary beneficiary status of this VIE.  During the three months ended June 30, 2015, there were no changes to our conclusions regarding whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.

Beacon Hill

In June 2015, we acquired our partner's interest in our Beacon Hill operating property. The transaction was accounted for as an equity transaction as we retained our controlling financial interest.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
Noncontrolling interests balance January 1	$3,364	$3,548
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	58	76
Distributions to noncontrolling interests	(58)	(261)
Acquisition of partner's interest in Beacon Hill	(2,353)	—
Noncontrolling interests balance at June 30	$1,011	$3,363

Redeemable Noncontrolling Interests - Limited Partners

We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  At June 30, 2015 and December 31, 2014, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after preferred dividends and noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  The Parent Company’s and the limited partners’ weighted average interests in the Operating Partnership for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Parent Company’s weighted average basic interest in Operating Partnership	98.0%	95.2%	98.0%	95.2%
Limited partners' weighted average basic interests in Operating Partnership	2.0%	4.8%	2.0%	4.8%

At June 30, 2015 and December 31, 2014, the Parent Company's interest and the redeemable noncontrolling ownership interests in the Operating Partnership were 97.8% and 2.2% and 98.1% and 1.9%, respectively.

Concurrent with the Parent Company’s initial public offering and related formation transactions, certain individuals received Limited Partner Units of the Partnership in exchange for their interests in certain properties. These Limited Partners were granted the right to redeem Limited Partner Units on or after August 16, 2005 for cash or, at the Parent Company's election, common shares of the Parent Company in an amount equal to the market value of an equivalent number of common shares of the Parent Company at the time of redemption. Such common shares must be registered, which is not fully in the Parent Company’s control. Therefore, the Limited Partners’ interest is not reflected in permanent equity. The Parent Company also has the right to redeem the Limited Partner Units directly from the limited partner in exchange for either cash in the amount specified above or a number of its common shares equal to the number of Limited Partner Units being redeemed. For the six months ended June 30, 2015 and 2014, respectively, 5,000 and 3,250 Limited Partner Units were exchanged for the same number of common shares of the Parent Company.

There were 1,914,278 and 1,639,443 Limited Partner Units outstanding as of June 30, 2015 and December 31, 2014, respectively.

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

We classify redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of June 30, 2015 and December 31, 2014, the redemption amounts of these interests did not exceed the fair value of each interest.  As of June 30, 2015, the redemption value of the redeemable noncontrolling interests did not exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
Redeemable noncontrolling interests balance January 1	$125,082	$43,928
Acquisition of partner's interest in City Center operating property	(33,998)	—
Net income (loss) allocable to redeemable noncontrolling interests	1,133	(157)
Distributions declared to redeemable noncontrolling interests	(1,912)	(863)
Other, net	(2,192)	(2,126)
Total Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at June 30	$88,113	$40,782

Limited partners' interests in Operating Partnership	$47,321	$40,782
Other redeemable noncontrolling interests in certain subsidiaries	40,792	—
Total Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at June 30	$88,113	$40,782

The following sets forth accumulated other comprehensive (loss) income allocable to noncontrolling interests for the six months ended June 30, 2015 and 2014:

	2015	2014
Accumulated comprehensive (loss) income balance at January 1	$(24)	$69
Other comprehensive loss allocable to redeemable noncontrolling interests[1]	(83)	(142)
Accumulated comprehensive loss balance at June 30	$(107)	$(73)

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 5).

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

ASU 2014-9 was to be effective for public entities for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted, but on July 9, 2015 the FASB announced it would delay the effective date for one year. ASU 2014-9 allows for either recognizing the cumulative effect of application (i) at the start of the earliest comparative period presented (with the option to use any or all of three practical expedients) or (ii) at the date of initial application, with no restatement of comparative periods presented.

We have not yet selected a transition method nor have we determined the effect of ASU 2014-9 on our ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest ("ASU 2015-03"). ASU 2015-03 will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim reporting periods beginning on or after December 15, 2015, with early adoption permitted. We expect this new guidance will reduce total assets and total debt on our consolidated balance sheet by amounts currently classified as deferred issuance costs, but we do not expect this update to have any other material effect on our consolidated financial statements.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units under our Outperformance Plan; potential settlement of redeemable noncontrolling interests in certain joint ventures; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Exchangeable Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average exchangeable Limited Partner Units outstanding for both the six months ended June 30, 2015 and 2014 were 1.7 million. Due to our net loss attributable to common shareholders and Common Unit holders for the three and six months ended June 30, 2014, the potentially dilutive securities were not dilutive for those periods and were excluded from our net income per common share or unit calculations.

Approximately 0.1 million and 0.3 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit because their impact was not dilutive for the three and six months ended June 30, 2015 and 2014, respectively.

During the third quarter of 2014, we completed a one-for-four reverse share split of our common shares. Unless otherwise noted, all common share and per share information contained herein has been restated to reflect the reverse share split as if it had occurred as of the beginning of the first period presented.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at June 30, 2015 and December 31, 2014:

	Balance at
	June 30, 2015	December 31, 2014
Unsecured revolving credit facility	$166,600	$160,000
Unsecured term loan	400,000	230,000
Notes payable secured by properties under construction - variable rate	132,215	119,347
Mortgage notes payable - fixed rate	745,938	810,959
Mortgage notes payable - variable rate	148,617	205,798
Net premiums on acquired debt	25,244	28,159
Total mortgage and other indebtedness	1,618,614	1,554,263
Mortgage notes - properties held for sale	—	67,452
Total	$1,618,614	$1,621,715

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of June 30, 2015, is summarized below:

	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt	$745,938	5.5	5.03%	47%
Floating rate debt (hedged to fixed)	543,275	2.6	2.92%	34%
Total fixed rate debt, considering hedges	1,289,213	4.3	4.14%	81%
Notes payable secured by properties under construction - variable rate	132,215	1.4	2.14%	8%
Other variable rate debt	148,617	5.8	2.64%	9%
Corporate unsecured variable rate debt	566,600	4.4	1.55%	36%
Floating rate debt (hedged to fixed)	(543,275)	-2.6	-1.83%	-34%
Total variable rate debt, considering hedges	304,157	6.8	1.83%	19%
Net premiums on acquired debt	25,244	N/A	N/A	N/A
Total debt	$1,618,614	4.8	3.70%	100%

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2030.

Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 135 to 275 basis points.  At June 30, 2015, the one-month LIBOR interest rate was 0.19%.  Fixed interest rates on mortgage loans range from 3.81% to 6.78%.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On June 29, 2015, we entered into an amendment to our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The amendment increased the total unsecured term loan from $230 million to $400 million, and modified two financial covenants to permit, in each case only one time during the term of the Credit Agreement for up to four consecutive fiscal quarters following a material acquisition, an increase in the maximum leverage ratio from 60% to 65%, and an increase in the unsecured indebtedness to unencumbered pool value ratio from .60 to 1.00 to .65 to 1.00. The amendment also removed two financial covenants and eliminated certain reporting requirements triggered by the addition of new properties to the unencumbered asset pool.

The amount that we may borrow under our unsecured revolving credit facility is based on the value of the assets in our unencumbered asset pool.  As of June 30, 2015, the full amount of our unsecured revolving credit facility, or $500 million, was available for draw based on the unencumbered property pool allocated to the unsecured revolving credit facility.  Taking into account outstanding draws and letters of credit, as of June 30, 2015, we had $322.8 million available under our unsecured revolving credit facility for future borrowings.  In addition, our unencumbered assets could provide approximately $111 million of additional borrowing capacity under the unsecured revolving credit facility.

As of June 30, 2015, $166.6 million was outstanding under the unsecured revolving credit facility and $400 million was outstanding under the unsecured term loan.  Additionally, we had outstanding letters of credit totaling $10.6 million, against which no amounts were advanced as of June 30, 2015.

Our ability to borrow under the Credit Agreement is subject to our compliance with various restrictive covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  The Credit Agreement also requires us to satisfy the terms of certain financial covenants.  As of June 30, 2015, we were in compliance with all such covenants of the Credit Agreement.

Debt Activity

For the six months ended June 30, 2015, we had total new borrowings of $357.7 million and total borrowing repayments of $314.4 million.  The major components of this activity are as follows:

•
In the first six months of 2015, we retired the $12.2 million loan secured by our Indian River operating property, the $26.2 million loan secured by our Plaza Volente operating property and the $50.1 million loan secured by our Landstown Commons operating property using draws on the unsecured revolving credit facility;

•
In March 2015, in connection with the sale of seven properties ("Tranche II") to Inland Real Estate Income Trust, Inc. ("IREIT"), IREIT assumed $40.3 million of loans secured by our Prattville Town Center, Walgreens Plaza, Fairgrounds Crossing and Eastside Junction operating properties and retired the $24.0 million loan secured by the Regal Court property. We used a portion of the proceeds from this sale to pay down $27 million on the unsecured revolving credit facility;

•
In June 2015, we exercised the accordion option under our unsecured term loan to increase our total borrowings from $230 million to $400 million. We used the proceeds from this exercise to pay down $140 million on the unsecured revolving credit facility and retire the $23.9 million loan secured by our Draper Peaks operating property and the $6.6 million loan secured by our Beacon Hill operating property;

•	We drew $30.0 million on the unsecured revolving credit facility in the first quarter of 2015 to fund the acquisition of our partner's interest in our City Center operating property;

•	We drew $12.9 million in the first six months of 2015 on construction loans related to our Parkside – Phases I and II development projects and Delray Marketplace property; and

•	We made scheduled principal payments on indebtedness totaling $3.2 million.

Fair Value of Fixed and Variable Rate Debt

As of June 30, 2015, the estimated fair value of our fixed rate debt was $786.0 million compared to the book value of $745.9 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 3.81% to 6.78%.  As of June 30, 2015, the fair value of variable rate debt, was $862.6 million compared to the book value of $847.4 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 1.54% to 2.94%.

Note 5. Derivative Instruments, Hedging Activities and Other Comprehensive Income

In order to manage potential future volatility relating to variable interest rate risk, we enter into interest rate hedging agreements from time to time.  We do not use derivatives for trading or speculative purposes nor do we have any derivatives that are not designated as cash flow hedges.  The agreements with each of our derivative counterparties provide that, in the event of default on any of our indebtedness, we could also be declared in default on our derivative obligations.

As of June 30, 2015, we were party to various cash flow hedge agreements with notional amounts totaling $543.3 million.  These hedge agreements effectively fix the interest rate indices underlying certain variable rate debt instruments over terms ranging from 2017 through 2020.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 2.92%.

On June 30, 2015, in connection with the expansion of the Term Loan, we entered into three interest rate swaps. The notional amount of the instruments was $170 million and the fair value was nominal as of June 30, 2015.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.   As of June 30, 2015 and December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

As of June 30, 2015 the estimated fair value of our interest rate hedges was a net liability of $5.6 million, including accrued interest of $0.4 million.  As of June 30, 2015, $0.1 million is reflected in prepaid and other assets and $5.7 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2014 the net fair value of our interest rate hedges was a net liability of $4.4 million, including accrued interest of $0.5 million.  As of December 31, 2014, $0.7 million is reflected in prepaid and other assets and $5.1 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the six months ended June 30, 2015 and 2014, $2.7 million and $1.9 million, respectively, were reclassified as a reduction to earnings. As the interest payments on our hedges are made over the next 12 months, we estimate the impact to interest expense to be $4.2 million.

Our share of net unrealized gains and losses on our interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Authorized Common Shares

In May 2015, upon approval from shareholders we filed an amendment to our Articles of Amendment and Restatement of Declaration of Trust, as amended, with the State of Maryland State Department of Assessments and Taxation to decrease the total number of authorized common shares of beneficial interest from 450,000,000 to 225,000,000 to reflect the decrease in the number of our common shares outstanding as a result of the one-for-four reverse share split in August 2014.

Distribution Payments

Our Board of Trustees declared a quarterly cash distribution of $0.515625 per Series A Preferred Share covering the period from March 2, 2015 to June 1, 2015.  This distribution was paid on June 1, 2015 to shareholders of record as of May 22, 2015.

Our Board of Trustees declared a cash distribution of $0.2725 per common share and Common Unit for the second quarter of 2015.  This distribution was paid on July 14, 2015 to common shareholders and Common Unit holders of record as of July 7, 2015.

Note 7. Deferred Costs

Deferred costs consist primarily of financing fees incurred to obtain long-term financing, acquired lease intangible assets, and broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At June 30, 2015 and December 31, 2014, deferred costs consisted of the following:

	June 30, 2015	December 31, 2014
Deferred financing costs	$15,070	$14,575
Acquired lease intangible assets	132,045	142,823
Deferred leasing costs and other	51,301	48,149
	198,416	205,547
Less—accumulated amortization	(46,487)	(36,583)
Total	151,929	168,964
Deferred costs – properties held for sale	—	(8,986)
Total	$151,929	$159,978

The accompanying consolidated statements of operations include amortization expense as follows:

	Six Months Ended June 30,
	2015	2014
Amortization of deferred financing costs	$1,638	$1,059
Amortization of deferred leasing costs, lease intangibles and other	11,625	4,815

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense, while the amortization of deferred financing costs is included in interest expense.

Note 8. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of unamortized fair value of in-place lease liabilities recorded in connection with purchase accounting, potential earnout payments related to property acquisitions, retainage payables for development and redevelopment projects, and tenant rent payments received in advance.  The amortization of in-place lease liabilities is recognized as revenue over the remaining life of the leases (including option periods for leases with below market renewal options) through 2046.  Tenant rent payments received in advance are recognized as revenue in the period to which they apply, which is typically the month following their receipt.

At June 30, 2015 and December 31, 2014, deferred revenue and other liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Unamortized in-place lease liabilities	$117,787	$125,336
Retainage payables and other	5,188	2,852
Potential earnout payments due (Note 9)	7,864	9,664
Tenant rent payments received in advance	11,484	10,841
Total	142,323	148,693
Deferred revenue and other liabilities – liabilities held for sale	—	(12,284)
Total	$142,323	$136,409

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

As of June 30, 2015, we had outstanding letters of credit totaling $10.6 million.  At that date, there were no amounts advanced against these instruments.

Earnout Liability

Six of the properties we acquired in the merger with Inland Diversified had earnout arrangements whereby the Company could be required to pay the seller additional consideration based on leasing activity of vacant space. The estimated future earnout payment was $7.9 million at June 30, 2015. The table below presents the change in our earnout liability for the six months ended June 30, 2015.

Six Months Ended June 30, 2015
Earnout liability – beginning of period	$9,664
Decreases:
Settlement of earnout obligations	(929)
Adjustments to purchase price allocation	(871)
Earnout liability – end of period	$7,864

The expiration dates of the remaining earnouts range from November 2, 2015 through December 28, 2015.

Note 10. Disposals of Operating Properties

Sale of Properties to IREIT

On September 16, 2014, we entered into a Purchase and Sale Agreement with IREIT, which provided for the sale of 15 of our operating properties (the “Portfolio”) to IREIT. The Purchase and Sale Agreement provided that the Portfolio would be sold to IREIT in two separate tranches. The sale of the first tranche (“Tranche I”) consisted of eight retail operating properties that were sold in November and December 2014 for aggregate net proceeds of $150.8 million and a net gain of $1.4 million. The sale of Tranche II consisted of seven retail operating properties that were sold on March 16, 2015 for aggregate net proceeds of $103.0 million and a net gain of $3.4 million.

As of June 30, 2015, we have $43.8 million classified as cash and cash equivalents for amounts received in connection with the sale of these properties. Our intent is to use this amount to fund future acquisitions (see Note 13).

The operating properties sold to IREIT are not included in discontinued operations in the accompanying Statements of Operations as the disposals neither individually nor in the aggregate represent a strategic shift that has had or will have a major (material) effect on our operations or financial results.  The properties in Tranche II of the Portfolio met the requirements for presentation as "held for sale" as of December 31, 2014.  Upon meeting the held-for-sale criteria, depreciation and amortization ceased for these operating properties.

The combined results of operations for the investment properties that were sold in the first six months of 2015 are presented in the table below:

Six Months Ended June 30, 2015
Revenue:
Minimum rent	$2,403
Tenant reimbursements	539
Total revenue	2,942
Expenses:
Property operating	495
Real estate taxes	276
Total expenses	771
Operating income	2,171
Interest expense	(527)
Income from continuing operations	$1,644

Note 11. Acquisitions

During the three months ended June 30, 2015, we acquired two operating properties. In 2014, we acquired a total of 61 operating properties. Upon completion of the merger with Inland Diversified in July 2014, we acquired 60 operating properties and in December 2014 we acquired an operating property in Las Vegas, Nevada. The total purchase price of the assets acquired in the merger was $2.1 billion. Purchase price allocations were made at the date of acquisition, primarily to the fair value of tangible assets (land, building, and improvements) as well as to intangibles.  The estimated purchase price allocations for the acquisitions that took place in the fourth quarter of 2014 and the second quarter of 2015 remain preliminary at June 30, 2015 and are subject to revision within the measurement period, not to exceed one year. As of June 30, 2015, the purchase price allocation for the properties acquired in the merger are final. There were no material adjustments made to the allocations during the six months ended June 30, 2015.

Following is a summary of our 2014 and 2015 operating property acquisitions.

Property Name	MSA	Acquisition Date	Owned GLA

Merger with Inland Diversified	Various	July 2014	10,719,471

Rampart Commons	Las Vegas, NV	December 2014	81,292

Colleyville Downs	Dallas, TX	April 2015	185,848

Belle Isle Station	Oklahoma City, OK	May 2015	164,337

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

The remaining operating properties acquired through the merger with Inland Diversified generated total revenue of $83.5 million and consolidated net income of $9.4 million for the six months ended June 30, 2015. This includes total revenue and consolidated net income through the date of sale from the seven operating properties we sold to IREIT in March 2015 (see Note 10).

Acquisition costs for the six months ended June 30, 2015 of $0.5 million related to our acquisitions of Rampart Commons, Colleyville Downs and Belle Isle Station. Merger costs of $7.8 million for the six months ended June 30, 2014 related to our merger with Inland Diversified and were mainly comprised of investment banking, due diligence, legal, and other professional expenses.

Note 12. Gain on Settlement

In June 2015, we received $4.75 million to settle a dispute related to eminent domain and related damages at one of our operating properties. The settlement agreement did not restrict our use of the proceeds. These proceeds, net of certain costs, are included in gain on settlement within the statement of operations. We have placed the net proceeds in escrow with the associated mortgage lender in accordance with terms of the debt agreement.

Note 13. Subsequent Events

On July 24, 2015, we acquired Livingston Shopping Center, an operating property located in Livingston, New Jersey. The purchase price was funded with cash on hand, including escrows of $31.1 million from our 2015 property sales and a draw of $13.1 million on our unsecured revolving credit facility.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the accompanying historical financial statements and related notes thereto.  In this discussion, unless the context suggests otherwise, references to “our Company,” “we,” “us,” and “our” mean Kite Realty Group Trust and its direct and indirect subsidiaries, including Kite Realty Group, L.P.

Our Business and Properties

Kite Realty Group Trust, a publicly-held real estate investment trust, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality neighborhood and community shopping centers in selected markets in the United States.  We derive revenues primarily from rents and reimbursement payments received from tenants under leases at our properties.  Our operating results therefore depend materially on the ability of our tenants to make required rental payments, conditions in the United States retail sector and overall economic and real estate market conditions.

At June 30, 2015, we owned interests in 119 operating and redevelopment properties (consisting of 117 retail properties, one office operating property and an associated parking garage) and three development properties under construction.  In addition, we also owned interests in other land parcels comprising 94 acres that may be used for future expansion of existing properties, development of new retail or office properties or sold to third parties.

On July 1, 2014, we completed a merger with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”), in which Inland Diversified merged with and into a wholly-owned subsidiary of ours. Upon completion of the merger with Inland Diversified, we acquired 60 operating properties. Subsequent to the merger, we sold 15 of these properties in November and December 2014 and March 2015.

At June 30, 2014, we owned interests in 70 operating and redevelopment properties (consisting of 68 retail properties, one office operating property and an associated parking garage) and three development properties under construction.

Current Quarter Actions

We continue to execute on our strategy to maximize shareholder value, including:

Acquisition, Development, and Redevelopment Activities.   Since March 31, 2015, we have acquired $145.8 million of real estate assets. In April, we acquired Colleyville Downs, a 185,848 square foot shopping center in Dallas, Texas. The center is 93.3% leased and anchored by a newly constructed Whole Foods Market, Petco, and Ace Hardware.

In May, we acquired Belle Isle Station, a 164,337 square foot shopping center in Oklahoma City, Oklahoma. The center is 98.5% leased and anchored by Nordstrom Rack, Old Navy, Ross Dress for Less, Shoe Carnival, Babies ‘R Us (ground lease), Party City, Kirkland’s and a non-owned Wal-Mart Supercenter.

Subsequent to the end of the quarter, we acquired Livingston Shopping Center, a 140,000 square foot shopping center in Livingston, New Jersey. The center is 95.4% leased and anchored by Nordstrom Rack, TJ Maxx, Cost Plus (World Market), Buy Buy Baby, DSW and Ulta.

In June, we also acquired our partners' interest in our Beacon Hill and Bayport Commons operating properties. The acquisitions of these interests allow us to control the potential repositioning of the asset in the future including unencumbering the properties.

During the second quarter of 2015, we transitioned Cool Springs Market to a redevelopment property with the the downsizing of an existing Staples and the execution of new leases with Buy Buy Baby and DSW.

Operational Activities.  During the second quarter of 2015, we executed 77 new and renewal leases totaling 420,000 square feet.  We signed comparable new leases with 15 tenants for 43,000 square feet of gross leasable area ("GLA") and comparable renewal leases with 42 tenants for 293,000 square feet of GLA.  We achieved a blended rent spread of 8.0% on these comparable signed leases while incurring minimal incremental capital improvement costs. The average rents for new comparable leases signed in the second quarter of 2015 were $21.56 per square foot compared to average expiring rents of $19.98 per square foot in that quarter. The average rents for renewals signed in the second quarter of 2015 were $13.59 per square foot compared to average expiring rents of $12.59 per square foot in that quarter. Further, average leasing costs for new comparable leases signed in the second quarter of 2015 were $32.83 per square foot, while there were minimal leasing costs incurred for renewal leases.

Our same property net operating income increased 3.7% and 4.0% for the three and six months ended June 30, 2015 compared to the same periods of the prior year. These increases were primarily due to increases in rental rates (as described above), improvement in economic occupancy from 92.5% to 92.9%, and improved expense control and recovery resulting in an improvement in net recoveries of $0.3 million.

Capital Activity.  On June 29, 2015, we entered into an amendment to our Credit Agreement. The amendment increased the total unsecured term loan from $230 million to $400 million, and modified two financial covenants to permit, in each case only one time during the term of the Credit Agreement for up to four consecutive fiscal quarters following a material acquisition, an increase in the maximum leverage ratio from 60% to 65%, and an increase in the unsecured indebtedness to unencumbered pool value ratio from .60 to 1.00 to .65 to 1.00. The amendment also removed two financial covenants and eliminated certain reporting requirements triggered by the addition of new properties to the unencumbered asset pool.

We used the proceeds from the increase in the unsecured term loan to pay down $140 million on the unsecured revolving credit facility and retire the $23.9 million loan secured by our Draper Peaks operating property and the $6.6 million loan secured by our Beacon Hill operating property.

In July 2015, we agreed in principle to issue in a private placement $250 million of senior unsecured notes at a blended rate of 4.41% and an average maturity of 9.8 years. We expect the notes to be issued on or about September 10, 2015, subject to the negotiation and execution of loan documents and customary closing conditions. There can be no assurances that any of these conditions will be satisfied or that the placement will occur on the terms described herein, or at all.

The amendment of our Credit Agreement, the achievement of investment grade credit ratings in late 2014 and a continued increase in our unencumbered property pool all provide us with greater financial flexibility and opportunities. Our investment grade credit ratings provide us with access to the unsecured public bond market which we may use in the future to finance acquisition activity, repay debt maturing in the near term and fix interest rates that are currently at historically low levels.

Results of Operations

The comparability of results of operations in 2014 and 2015 is significantly affected by our merger with Inland Diversified on July 1, 2014 and, to a lesser extent, by our development, redevelopment and operating property acquisition and disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of these activities during those periods, which is set forth below.

Property Acquisitions

The following properties were acquired between January 1, 2014 and June 30, 2015:

Property Name	MSA	Acquisition Date	Owned GLA

Merger with Inland Diversified	Various	July 2014	10,719,471

Rampart Commons	Las Vegas, NV	December 2014	81,292

Colleyville Downs	Dallas, TX	April 2015	185,848

Belle Isle Station	Oklahoma City, OK	May 2015	164,337

Property Dispositions

In 2014 and 2015, we sold the following operating properties:

Property Name	MSA	Disposition Date	Owned GLA

50th and 12th (Walgreens)	Seattle, WA	January 2014	14,500
Red Bank Commons	Evansville, IN	March 2014	34,258
Ridge Plaza	Oak Ridge, NJ	March 2014	115,088
Zionsville Walgreens	Zionsville, IN	September 2014	14,550
Tranche I of Portfolio Sale to IREIT	Various	November & December 2014	805,644
Tranche II of Portfolio Sale to IREIT	Various	March 2015	740,034

Development Activities

The following development properties became partially operational at various times from January 1, 2014 through June 30, 2015:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA

Parkside Town Commons – Phase I	Raleigh, NC	March 2014	104,978
Parkside Town Commons – Phase II	Raleigh, NC	September 2014	275,432

____________________
1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

Redevelopment Activities

The following properties were under redevelopment at various times during the period from January 1, 2014 through June 30, 2015:

Property Name	MSA	Transition to Operations	Owned GLA

King’s Lake Square	Naples, Florida	April 2014	88,153
Bolton Plaza	Jacksonville, Florida	September 2014	155,637
Gainesville Plaza[1]	Gainesville, Florida	Pending	162,693
Cools Springs Market[2]	Franklin, Tennessee	Pending	230,912

____________________
1	In March 2015, Ross Dress for Less opened to join Burlington Coat Factory as anchors at the project.
2	In the second quarter of 2015, we signed new leases with DSW and Buy Buy Baby.

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

When evaluating the properties that are included in the same property pool, we have established specific criteria in determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool twelve months after the acquisition date. A development property is included in the same property pool twelve months after construction is substantially complete, which is typically between six and twelve months after the first date a tenant is open for business. A redevelopment property is included in the same property pool twelve months after the construction of the redevelopment property is substantially complete. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely. For the three months ended June 30, 2015, we excluded five redevelopment properties from the same property pool that met these criteria and were owned in all periods compared.

The following table reflects same property net operating income (and reconciliation to net income attributable to common shareholders) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Number of properties at period end[1]	64	64

Leased percentage at period end	94.9%	95.4%		94.9%	95.4%
Economic Occupancy percentage at period end[2]	92.9%	92.5%		92.9%	92.5%

Net operating income - same properties[3]	$28,030	$27,038	3.7%	$53,996	$51,900	4.0%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$28,030	$27,038		$53,996	$51,900
Net operating income - non-same activity	34,149	2,611		72,266	7,981
General, administrative and other	(4,566)	(2,313)		(9,572)	(5,420)
Merger and acquisition costs	(302)	(3,280)		(461)	(7,760)
Depreciation expense	(41,212)	(19,737)		(81,648)	(37,177)
Interest expense	(13,181)	(7,522)		(27,114)	(14,905)
Gain on settlement	4,520	—		4,520	—
Other (expense) income, net	(203)	7		(254)	(32)
Discontinued operations	—	—		—	3,199
Gains on sales of operating properties	—	—		3,363	3,489
Net (income) loss attributable to noncontrolling interests	(508)	220		(1,191)	81
Dividends on preferred shares	(2,114)	(2,114)		(4,228)	(4,228)
Net income (loss) attributable to common shareholders	$4,613	$(5,090)		$9,677	$(2,872)

____________________
1	Same property NOI analysis excludes operating properties in redevelopment.
2	Excludes leases that are signed but for which tenants have not commenced payment of cash rent.
3
Same property NOI excludes net gains from outlot sales, straight-line rent revenue, bad debt expense and related recoveries, lease termination fees, amortization of lease intangibles and significant prior year expense recoveries and adjustments, if any.

Comparison of Operating Results for the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

The following table reflects our consolidated statements of operations for the three months ended June 30, 2015 and 2014.  The comparability of the periods is impacted by the merger, acquisitions, dispositions, and redevelopments previously described.

($ in thousands)	2015	2014	Net change 2014 to 2015
Revenue:
Rental income (including tenant reimbursements)	$81,386	$39,537	$41,849
Other property related revenue	2,349	1,306	1,043
Total revenue	83,735	40,843	42,892
Expenses:
Property operating	11,801	6,891	4,910
Real estate taxes	9,755	4,303	5,452
General, administrative, and other	4,566	2,313	2,253
Merger and acquisition costs	302	3,280	(2,978)
Depreciation and amortization	41,212	19,737	21,475
Total expenses	67,636	36,524	31,112
Operating income	16,099	4,319	11,780
Interest expense	(13,181)	(7,522)	(5,659)
Income tax expense of taxable REIT subsidiary	(69)	(76)	7
Gain on settlement	4,520	—	4,520
Other (expense) income, net	(134)	83	(217)
Consolidated net income (loss)	7,235	(3,196)	10,431
Net (income) loss attributable to noncontrolling interests	(508)	220	(728)
Net income (loss) attributable to Kite Realty Group Trust	6,727	(2,976)	9,703
Dividends on preferred shares	(2,114)	(2,114)	—
Net income (loss) attributable to common shareholders	$4,613	$(5,090)	$9,703

Property operating expense to total revenue ratio	14.1%	16.9%

Rental income (including tenant reimbursements) increased $41.8 million, or 105.8%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$40,978
Development properties that became operational or were partially operational in 2014 and/or 2015	794
Properties sold during 2014 or 2015	—
Properties under redevelopment during 2014 and/or 2015	(195)
Properties fully operational during 2014 and 2015 and other	272
Total	$41,849

The properties acquired in connection with the merger with Inland Diversified contributed $38.8 million of rental income in the current quarter while Rampart Commons, Colleyville Downs and Belle Isle Station contributed $2.2 million. The net increase of $0.3 million in rental income for properties fully operational is primarily attributable to an increase in rental rates, an improvement in economic occupancy and an improvement in expense recoveries from tenants. The average rents for new comparable leases signed in the second quarter of 2015 were $21.56 per square foot compared to average expiring rents of $19.98 per square foot in that quarter. The average rents for renewals signed in the second quarter of 2015 were $13.59 per square foot compared to average expiring rents of $12.59 per square foot in that quarter. Our same property economic occupancy improved to 92.9% as of June 30, 2015 from 92.5% as of June 30, 2014. For our full operating portfolio, annualized base rent per square foot improved to $15.25 per square foot as of June 30, 2015, up from $13.48 as of June 30, 2014 due to recent acquisition activity.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains related to land sales.  This revenue increased by $1.0 million, primarily as a result of higher gains on land sales of $0.7 million and higher lease termination income of $0.3 million.

Property operating expenses increased $4.9 million, or 71.3%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$4,850
Development properties that became operational or were partially operational in 2014 and/or 2015	123
Properties sold during 2014 or 2015	—
Properties under redevelopment during 2014 and/or 2015	(144)
Properties fully operational during 2014 and 2015 and other	81
Total	$4,910

The net increase of $4.9 million in property operating expenses for properties acquired during 2014 or 2015 is attributable to the merger with Inland Diversified and the acquisitions of Rampart Commons, Colleyville Downs and Belle Isle Station. The net $0.1 million increase for properties fully operational is due to a combination of a decrease in insurance costs as we leveraged our larger operating platform, a decrease in roof maintenance costs, an increase in parking lot repair costs and an increase in general building repair costs at certain properties. None of the individual fluctuations were greater than $0.2 million.

Property operating expenses as a percentage of total revenue for the three months ended June 30, 2015 was 14.1% compared to 16.9% over the same period in the prior year. The decrease in the percentage was mostly due to an improvement in expense recoveries from tenants. For the total portfolio, the overall recovery ratio for reimbursable expenses improved to 85.8% for the three months ended June 30, 2015 compared to 84.3% for the three months ended June 30, 2014.

Real estate taxes increased $5.4 million, or 126.7%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$4,974
Development properties that became operational or were partially operational in 2014 and/or 2015	46
Properties sold during 2014 or 2015	—
Properties under redevelopment during 2014 and/or 2015	(48)
Properties fully operational during 2014 and 2015 and other	480
Total	$5,452

The $5.0 million increase in real estate taxes for properties acquired during 2014 or 2015 is attributable to the merger with Inland Diversified and the acquisitions of Rampart Commons, Colleyville Downs and Belle Isle Station. The net $0.5 million increase in real estate taxes for properties fully operational during 2014 and 2015 was due to higher assessments at certain properties in Florida. The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $2.3 million, or 97.4%, due primarily to higher public company and personnel costs largely associated with the increased size of the Company. Specifically, our employee base increased 26.1% from 115 employees as of June 30, 2014 to 145 employees as of June 30, 2015.

Merger and acquisition costs in 2014 related almost entirely to our merger with Inland Diversified and totaled $3.3 million for the three months ended June 30, 2014 compared to $0.3 million of costs for property acquisitions for the three months ended June 30, 2015.

Depreciation and amortization expense increased $21.5 million, or 108.8%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$22,006
Development properties that became operational or were partially operational in 2014 and/or 2015	729
Properties sold during 2014 or 2015	—
Properties under redevelopment during 2014 and/or 2015	224
Properties fully operational during 2014 and 2015 and other	(1,484)
Total	$21,475

The net increase of $22.0 million in depreciation at properties acquired during 2014 or 2015 is attributable to the merger with Inland Diversified and the acquisitions of Rampart Commons, Colleyville Downs and Belle Isle Station. The net $1.5 million decrease in depreciation and amortization expense for properties fully operational during 2014 and 2015 was due to refinement of useful lives of properties we acquired in 2013 during the three months ended June 30, 2014.

Interest expense increased $5.7 million or 75.2%. The increase mainly resulted from our assumption of $859.6 million of debt as part of the merger with Inland Diversified. The increase was also due to certain development projects, including Delray Marketplace and Parkside Town Commons - Phase I becoming operational. As a portion of a project becomes operational, we cease capitalization of interest expense.

We recorded a gain on settlement of $4.5 million, net of related costs, for the three months ended June 30, 2015. See additional discussion in Note 12 to the consolidated financial statements.

The allocation of net income attributable to noncontrolling interests increased due to allocations to joint venture partners in certain consolidated properties acquired as part of the merger with Inland Diversified.  These partners are allocated income generally equal to the distribution received from the operations of the properties in which they hold an interest.

Comparison of Operating Results for the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

The following table reflects our consolidated statements of operations for the six months ended June 30, 2015 and 2014 .  The comparability of the periods is impacted by the merger, acquisitions, dispositions, and redevelopments previously described.

($ in thousands)	2015	2014	Net change 2014 to 2015
Revenue:
Rental income (including tenant reimbursements)	$165,481	$79,960	$85,521
Other property related revenue	5,083	3,543	1,540
Total revenue	170,564	83,503	87,061
Expenses:
Property operating	24,525	14,206	10,319
Real estate taxes	19,777	9,416	10,361
General, administrative, and other	9,572	5,420	4,152
Merger and acquisition costs	461	7,760	(7,299)
Depreciation and amortization	81,648	37,177	44,471
Total expenses	135,983	73,979	62,004
Operating income	34,581	9,524	25,057
Interest expense	(27,114)	(14,905)	(12,209)
Income tax expense of taxable REIT subsidiary	(124)	(22)	(102)
Gain on settlement	4,520	—	4,520
Other expense	(130)	(10)	(120)
Income (loss) from continuing operations	11,733	(5,413)	17,146
Discontinued operations:
Gain on sale of operating property	—	3,199	(3,199)
Income from discontinued operations	—	3,199	(3,199)
Income (loss) before gain on sale of operating properties	11,733	(2,214)	13,947
Gain on sales of operating properties	3,363	3,489	(126)
Consolidated net income	15,096	1,275	13,821
Net (income) loss attributable to noncontrolling interests	(1,191)	81	(1,272)
Net income attributable to Kite Realty Group Trust	13,905	1,356	12,549
Dividends on preferred shares	(4,228)	(4,228)	—
Net income (loss) attributable to common shareholders	$9,677	$(2,872)	$12,549

Property operating expense to total revenue ratio	14.4%	17.0%

Rental income (including tenant reimbursements) increased $85.5 million, or 107.0%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$81,850
Development properties that became operational or were partially operational in 2014 and/or 2015	1,369
Properties sold during 2014 or 2015	1,968
Properties under redevelopment during 2014 and/or 2015	(381)
Properties fully operational during 2014 and 2015 and other	715
Total	$85,521

The properties acquired in connection with the merger with Inland Diversified contributed $79.0 million of rental income in the first six months of 2015 while Rampart Commons, Colleyville Downs and Belle Isle Station contributed $2.9 million. The net increase of $2.0 million in rental income from properties sold during 2014 or 2015 is primarily due to the sale of Tranche II, as those properties were not acquired until the merger with Inland Diversified on July 1, 2014. The net increase of $0.7 million in rental income for properties fully operational is primarily attributable to an increase in rental rates, an improvement in economic occupancy and an improvement in expense recoveries from tenants. The average rents for new comparable leases signed in the first half of 2015 were $20.64 per square foot compared to average expiring rents of $18.41 per square foot in that period. The average rents for renewals signed in the first half of 2015 were $13.74 per square foot compared to average expiring rents of $12.77 per square foot in that period. Our same property economic occupancy improved to 92.9% as of June 30, 2015 from 92.5% as of June 30, 2014. For our full operating portfolio, annualized base rent per square foot improved to $15.25 per square foot as of June 30, 2015, up from $13.48 as of June 30, 2014 due to recent acquisition activity.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains related to land sales.  This revenue increased by $1.5 million, primarily as a result of higher lease termination income $0.8 million and higher gains on land sales of $0.8 million.

Property operating expenses increased $10.3 million, or 72.6%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$9,708
Development properties that became operational or were partially operational in 2014 and/or 2015	283
Properties sold during 2014 or 2015	287
Properties under redevelopment during 2014 and/or 2015	(80)
Properties fully operational during 2014 and 2015 and other	121
Total	$10,319

The net increase of $9.7 million in properties acquired during 2014 or 2015 is attributable to the merger with Inland Diversified and the acquisitions of Rampart Commons, Colleyville Downs and Belle Isle Station. The net $0.1 million increase for properties fully operational is due to a combination of a decrease in insurance costs as we leveraged our larger operating platform, a decrease in roof maintenance costs, an increase in parking lot repair costs and an increase in general building repair costs at certain properties. None of the individual fluctuations were greater than $0.2 million.

Property operating expenses as a percentage of total revenue for the six months ended June 30, 2015 was 14.4% compared to 17.0% over the same period in the prior year. The decrease in the percentage was mostly due to an improvement in expense recoveries from tenants. For the total portfolio, the overall recovery ratio for reimbursable expenses improved to 87.8% for the six months ended June 30, 2015 compared to 82.6% for the six months ended June 30, 2014.

Real estate taxes increased $10.4 million, or 110.0%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$9,914
Development properties that became operational or were partially operational in 2014 and/or 2015	71
Properties sold during 2014 or 2015	149
Properties under redevelopment during 2014 and/or 2015	(34)
Properties fully operational during 2014 and 2015 and other	261
Total	$10,361

The $9.9 million increase in real estate taxes for properties acquired during 2014 or 2015 is attributable to the merger with Inland Diversified and the acquisitions of Rampart Commons, Colleyville Downs and Belle Isle Station. The net $0.3 million increase in real estate taxes for properties fully operational during 2014 and 2015 is due to higher assessments at certain properties in Florida. The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $4.2 million, or 76.6%, due primarily to higher public company and personnel costs largely associated with the increased size of the Company. Specifically, our employee base increased 26.1% from 115 employees as of June 30, 2014 to 145 employees as of June 30, 2015

Merger and acquisition costs in 2014 related almost entirely to our merger with Inland Diversified and totaled $7.8 million for the six months ended June 30, 2014 compared to $0.5 million of costs for property acquisitions for the six months ended June 30, 2015.

Depreciation and amortization expense increased $44.5 million, or 119.6%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$42,811
Development properties that became operational or were partially operational in 2014 and/or 2015	1,427
Properties sold during 2014 or 2015	(237)
Properties under redevelopment during 2014 and/or 2015	534
Properties fully operational during 2014 and 2015 and other	(64)
Total	$44,471

The net increase of $42.8 million in depreciation at properties acquired during 2014 or 2015 is attributable to the merger with Inland Diversified and the acquisitions of Rampart Commons, Colleyville Downs and Belle Isle Station.

Interest expense increased $12.2 million or 81.9%. The increase mainly resulted from our assumption of $859.6 million of debt as part of the merger with Inland Diversified. The increase was also due to certain development projects, including Delray Marketplace and Parkside Town Commons - Phase I becoming operational. As a portion of the project becomes operational, we expense a pro-rata amount of related interest expense.

We recorded a gain on settlement of $4.5 million for the six months ended June 30, 2015. See additional discussion in Note 12 to the consolidated financial statements.

The allocation of net income attributable to noncontrolling interests increased due to allocations to joint venture partners in certain consolidated properties acquired as part of the merger with Inland Diversified.  These partners are allocated income generally equal to the distribution received from the operations of the properties in which they hold an interest.

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

Our Principal Capital Resources

For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 43.  In addition to cash generated from operations, we discuss below our other principal capital resources.

The increased asset base and operating cash flows of the Company have substantially enhanced our liquidity position and reduced our borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.

On June 29, 2015, we entered into an amendment to our Credit Agreement. The amendment increased the total unsecured term loan from $230 million to $400 million, and modified two financial covenants to permit, in each case only one time during the term of the Credit Agreement for up to four consecutive fiscal quarters following a material acquisition, an increase in the maximum leverage ratio from 60% to 65%, and an increase in the unsecured indebtedness to unencumbered pool value ratio from .60 to 1.00 to .65 to 1.00. The amendment also removed two financial covenants and eliminated certain reporting requirements triggered by the addition of new properties to the unencumbered asset pool.

We used the proceeds from the increase in the unsecured term loan to pay down $140 million on the unsecured revolving credit facility and retire the $23.9 million loan secured by our Draper Peaks operating property and the $6.6 million loan secured by our Beacon Hill operating property.

As of June 30, 2015, we had approximately $322.8 million available for future borrowings under our unsecured revolving credit facility.  In addition, our unencumbered assets could provide approximately $111 million of additional borrowing capacity under the unsecured revolving credit facility.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility and our unsecured term loan as of June 30, 2015.

Finally, we had $70.1 million in cash and cash equivalents as of June 30, 2015. This includes approximately $43.8 million of cash received from our 2015 property sales to potentially be utilized for future acquisitions. In July 2015, we utilized $31.1 million of these proceeds and a draw of $13.1 million on our unsecured revolving credit facility to acquire Livingston Shopping Center in Livingston, New Jersey.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of June 30, 2015, we did not have any debt scheduled to mature prior to December 31, 2015, excluding scheduled monthly principal payments.

Other Short-Term Liquidity Needs.  The nature of our business, coupled with the requirements for qualifying for REIT status and in order to receive a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis, which will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common and preferred shareholders and to Common Unit holders, and recurring capital expenditures. In May 2015, our Board declared a quarterly cash distribution of $0.2725 per common share and Common Unit (totaling $23.2 million) for the quarter ended June 30, 2015.  This distribution was paid on July 14, 2015 to common shareholders and Common Unit holders of record as of July 7, 2015.  In May 2015, our Board declared a quarterly preferred share cash distribution of $0.515625 per Series A Preferred Share (or $2.1 million) covering the distribution period from March 2, 2015 to June 1, 2015 payable to shareholders of record as of May 22, 2015.  This distribution was paid on June 1, 2015.

When we lease space to new tenants, or renew leases for existing tenants, we also incur expenditures for tenant improvements and external leasing commissions. These amounts, as well as the amount of recurring capital expenditures that we incur, will vary from period to period.  During the six months ended June 30, 2015, we incurred $1.3 million of costs for recurring capital expenditures on operating properties and also incurred $2.4 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $13 million to $15 million of additional major tenant improvements and renovation costs within the next twelve months at several of our operating properties.

As of June 30, 2015, we had three development and two redevelopment projects under construction.  The total estimated cost of these projects is approximately $188.8 million, of which $134.0 million had been incurred as of June 30, 2015.  We currently anticipate incurring the remaining $54.8 million million of costs over the next twelve to eighteen months.  We believe we currently have sufficient financing in place to fund the projects and expect to do so primarily through existing or new construction loans or borrowings on our unsecured revolving credit facility.

As of June 30, 2015, four of our properties, which are properties acquired by Inland Diversified prior to the date of the merger, have earnout components whereby we are required to pay the seller additional consideration based on subsequent leasing activity of vacant space. The estimated amount of future earnout payments was $7.9 million at June 30, 2015. The expiration dates of the remaining earnouts range from November 2, 2015 through December 28, 2015. We believe we currently have sufficient funds to satisfy these potential earnout obligations.

Preferred Shares. Our redeemable Series A Preferred Shares are callable at the Company's option beginning in early December 2015.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Redevelopment Properties Pending Commencement of Construction. As of June 30, 2015 two of our properties (Courthouse Shadows and Hamilton Crossing) were undergoing preparation for redevelopment.  We are currently evaluating our total incremental investment in these redevelopment projects, of which $1.2 million had been incurred as of June 30, 2015.  Our anticipated total investment could change based upon negotiations with prospective tenants and other factors.

Potential Redevelopment, Reposition, Repurpose Opportunities. We are currently evaluating potential redevelopment, repositioning, and repurposing of several operating properties. Total estimated costs are expected to be in the range of $105 million to $125 million. We believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations and borrowings on our unsecured revolving credit facility.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the six months ended June 30, 2015 and on a cumulative basis since the project’s inception:

	Year to Date –	Cumulative –
(in thousands)	June 30, 2015	June 30, 2015
Under Construction - Developments	$24,696	$124,419
Under Construction - Redevelopments	1,746	9,601
Pending Construction - Redevelopments	216	1,211
Total for Development Activity	26,658	135,231
Recently Completed Developments[1]	9,071	N/A
Miscellaneous Other Activity, net	8,426	N/A
Recurring Operating Capital Expenditures (primarily tenant improvement payments)	3,734	N/A
Total	$47,889	$135,231

____________________
1	This classification includes Parkside Town Commons - Phase I, Delray Marketplace, Holly Springs Towne Center – Phase I, Bolton Plaza, and Four Corner Square.

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense for the three and six months ended June 30, 2015 of $0.1 million and $0.2 million, respectively.

Debt Maturities

The table below presents scheduled principal repayments (including scheduled monthly principal payments) on mortgage and other indebtedness as of June 30, 2015:

(in thousands)	Annual Principal Payments	Term Maturity	Total
2015	$3,075	$—	$3,075
2016	5,524	260,480	266,004
2017	4,814	50,026	54,840
2018	5,030	229,184	234,214
2019	4,932	400,000	404,932
Thereafter	16,815	613,490	630,305
	$40,190	$1,553,180	$1,593,370
Unamortized Premiums			25,244
Total			$1,618,614

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

Cash Flows

As of June 30, 2015, we had cash and cash equivalents on hand of $70.1 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

As of June 30, 2015, cash and cash equivalents included $43.8 million of funds set aside by the Company for purposes of acquiring real estate.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Cash provided by operating activities was $85.9 million for the six months ended June 30, 2015, an increase of $63.1 million from the same period of 2014.  The increase was primarily due to the increased cash flows generated by the properties acquired in 2014.

Cash used in investing activities was $17.2 million for the six months ended June 30, 2015, as compared to cash used in investing activities of $13.5 million in the same period of 2014.  Highlights of significant cash sources and uses are as follows:

•
Net proceeds of $126.5 million related to the sale of the Tranche II properties in March 2015 compared to net proceeds of $33.4 million related to the sale of Red Bank Commons, Ridge Plaza, and 50th and 12th operating properties in 2014;

•	Net cash outflow of $94.2 million related to 2015 acquisitions, while there were no acquisitions in the same period of 2014; and

•
Increase in capital expenditures of $8.9 million, in addition to an increase in construction payables of $11.9 million. In the first six months of 2015, there was significant construction activity at Parkside Town Commons - Phase II, Tamiami Crossing, and Holly Springs Towne Center - Phase II.

Cash used in financing activities was $42.4 million for the six months ended June 30, 2015, compared to cash used in financing activities of $4.8 million in the same period of 2014.  Highlights of significant cash sources and uses are as follows:

•	A draw of $30 million was made on our unsecured revolving credit facility that was utilized to fund the acquisition of our partner's interest in the City Center operating property;

•	Draws of $12.9 million were made on construction loans related to Parkside Town Commons - Phase I and Phase II and Delray Marketplace;

•
In the first six months of 2015, we retired loans totaling $88.5 million that were secured by Indian River, Plaza Volente and Landstown Commons operating properties utilizing a draw on our unsecured revolving credit facility;

•
In June 2015, we exercised the accordion option feature on the Term Loan to increase our total borrowings from $230 million to $400 million. The $170 million of proceeds were utilized to pay down our unsecured revolving credit facility by $140 million and to retire loans totaling$30.5 million that were secured by our Draper Peaks and Beacon Hill operating properties;

•
In connection with the sale of Tranche II, we retired the $24.0 million loan secured by the Regal Court property. In addition, we paid down our unsecured revolving credit facility by $27.0 million utilizing a portion of proceeds from property sales;

•	Distributions to common shareholders and Common Unit holders of $44.5 million; and

•	Distributions to preferred shareholders of $4.2 million.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales and impairment of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for a gain on settlement and merger and acquisition costs.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of FFO, as adjusted provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO and FFO, as adjusted should not be considered as alternatives to consolidated net income (loss) (determined in accordance with GAAP) as indicators of our financial performance, are not alternatives to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and are not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computations of FFO and FFO, as adjusted may not be comparable to FFO or FFO, as adjusted reported by other REITs.

Our calculations of FFO1 (and reconciliation to consolidated net income, as applicable) and FFO, as adjusted for the three and six months ended June 30, 2015 and 2014 (unaudited) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Consolidated net income (loss)	$7,235	$(3,196)	$15,096	$1,275
Less: dividends on preferred shares	(2,114)	(2,114)	(4,228)	(4,228)
Less: net income attributable to noncontrolling interests in properties	(414)	(50)	(1,001)	(76)
Less: gains on sales of operating properties	—	—	(3,363)	(6,785)
Add: depreciation and amortization of consolidated entities, net of noncontrolling interests	41,132	19,512	81,425	36,951
Funds From Operations of the Kite Portfolio	45,839	14,152	87,929	27,137
Less: Limited Partners' interests in Funds From Operations	(924)	(680)	(1,731)	(1,305)
Funds From Operations attributable to Kite Realty Group Trust common shareholders[1]	$44,915	$13,472	$86,198	$25,832

Funds From Operations of the Kite Portfolio	$45,839	$14,152	$87,929	$27,137
Less: gain on settlement	(4,520)	—	(4,520)	—
Add: merger and acquisition costs	302	3,280	461	7,760
Funds From Operations of the Kite Portfolio, as adjusted	$41,621	$17,432	$83,870	$34,897

____________________
1
“Funds From Operations of the Kite Portfolio measures 100% of the operating performance of the Operating Partnership’s real estate properties and construction and service subsidiaries in which the Company owns an interest. “Funds From Operations attributable to Kite Realty Group Trust common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Earnings before Interest, Tax, Depreciation, and Amortization

We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense, merger and acquisition costs, income tax expense of taxable REIT subsidiary and other income and expenses. For informational purposes, we have also provided Adjusted EBITDA, which we define as EBITDA less (i) EBITDA from unconsolidated entities, (ii) EBITDA from acquisitions and mid-second quarter anchor openings, (iii) minority interest EBITDA, and (iv) gain on settlement. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA, as calculated by us, are not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP, and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

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

Three Months Ended June 30, 2015
Consolidated net income	$7,235
Adjustments to net income
Depreciation and amortization	41,212
Interest expense	13,181
Merger and acquisition costs	302
Income tax expense of taxable REIT subsidiary	69
Other expense	134
Earnings Before Interest, Taxes, Depreciation and Amortization	62,133
Unconsolidated EBITDA	33
Pro forma adjustment[3]	483
Minority interest	(414)
Gain on settlement	(4,520)
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization	57,715

Annualized Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (1)	$230,860

Ratio of Company share of net debt:
Mortgage and other indebtedness	1,618,614
Less: Partner share of consolidated joint venture debt	(13,760)
Less: Cash[2]	(70,120)
Less: Debt Premium	(25,244)
Company Share of Net Debt	1,509,490
Ratio of Net Debt to Annualized Adjusted EBITDA	6.5x

____________________
1	Represents Adjusted EBITDA for the three months ended June 30, 2015 (as shown in the table above) multiplied by four.
2	Includes $43.8 million at June 30, 2015 of funds set aside by the Company to affect a tax deferred purchase of real estate.
3	Represents NOI from acquisitions and mid-second quarter anchor openings.

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

Contractual Obligations

Except with respect to our debt maturities as discussed on page 42, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.6 billion of outstanding consolidated indebtedness as of June 30, 2015 (exclusive of net premiums of $25.2 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $543.3 million, with maturity dates ranging from 2017 through 2020.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.3 billion (81%) and $0.3 billion (19%), respectively, of our total consolidated indebtedness at June 30, 2015.

As of June 30, 2015, we had $16.5 million of fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with these loans.  A 100 basis point change in interest rates on our unhedged variable rate debt as of June 30, 2015 would change our annual cash flow by $3.0 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We are party to various legal proceedings, which arise in the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

 Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 29, 2015, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 2, 2015

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

KITE REALTY GROUP TRUST

August 7, 2015	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 7, 2015	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 29, 2015, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 2, 2015

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