Form 10-Q
period 2015-09-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2015-11-06
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
The number of Common Shares of Kite Realty Group Trust outstanding as of October 30, 2015 was 83,323,574 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2015 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of September 30, 2015 owned approximately 97.8% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.2% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.

We believe combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into this single report benefits investors by:

•
enhancing investors' understanding of the Parent Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminating duplicative disclosure and providing a more streamlined and readable presentation of information because a substantial portion of the Company's disclosure applies to both the Parent Company and the Operating Partnership; and

•	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

We believe it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. The Parent Company has no material assets or liabilities other than its investment in the Operating Partnership. The Parent Company issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. In addition, the Parent Company currently does not nor does it intend to guarantee any debt of the Operating Partnership. The Operating Partnership has numerous wholly-owned subsidiaries, and it also owns interests in certain joint ventures. These subsidiaries and joint ventures own and operate retail shopping centers and other real estate assets. The Operating Partnership is structured as a partnership with no publicly-traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for General Partner Units, the Operating Partnership generates the capital required by the business through its operations, its incurrence of indebtedness and the issuance of Limited Partner Units to third parties.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets:
Investment properties, at cost	$3,980,886	$3,732,748
Less: accumulated depreciation	(410,328)	(315,093)
	3,570,558	3,417,655

Cash and cash equivalents	42,951	43,826
Tenant and other receivables, including accrued straight-line rent of $23,312 and $18,630, respectively, net of allowance for uncollectible accounts	47,353	48,097
Restricted cash and escrow deposits	15,713	16,171
Deferred costs, net	150,983	159,978
Prepaid and other assets	10,089	8,847
Assets held for sale (see Note 10)	—	179,642
Total Assets	$3,837,647	$3,874,216

Liabilities and Equity:
Mortgage and other indebtedness	$1,679,843	$1,554,263
Accounts payable and accrued expenses	90,148	75,150
Deferred revenue and other liabilities	137,554	136,409
Liabilities held for sale (see Note 10)	—	81,164
Total Liabilities	1,907,545	1,846,986
Commitments and contingencies	—	—
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	86,957	125,082
Equity:
Kite Realty Group Trust Shareholders' Equity:
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 4,100,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively, with a liquidation value of $102,500	102,500	102,500
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,323,563 and 83,490,663 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	833	835
Additional paid in capital and other	2,050,915	2,044,425
Accumulated other comprehensive loss	(6,209)	(1,175)
Accumulated deficit	(305,902)	(247,801)
Total Kite Realty Group Trust Shareholders' Equity	1,842,137	1,898,784
Noncontrolling Interests	1,008	3,364
Total Equity	1,843,145	1,902,148
Total Liabilities and Equity	$3,837,647	$3,874,216

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:
Minimum rent	$66,279	$69,033	$196,656	$131,515
Tenant reimbursements	16,787	17,605	51,891	35,083
Other property related revenue	4,081	1,938	9,163	5,481
Total revenue	87,147	88,576	257,710	172,079
Expenses:
Property operating	11,994	11,850	36,519	26,057
Real estate taxes	10,045	10,632	29,821	20,048
General, administrative, and other	4,559	3,939	14,131	9,358
Merger and acquisition costs	1,089	19,088	1,550	26,849
Depreciation and amortization	42,549	44,383	124,196	81,559
Total expenses	70,236	89,892	206,217	163,871
Operating income	16,911	(1,316)	51,493	8,208
Interest expense	(13,881)	(15,386)	(40,995)	(30,291)
Income tax expense of taxable REIT subsidiary	(9)	(14)	(134)	(37)
Gain on settlement	—	—	4,520	—
Other expense, net	(60)	(13)	(189)	(119)
Income (loss) from continuing operations	2,961	(16,729)	14,695	(22,239)
Discontinued operations:
Gain on sale of operating property	—	—	—	3,199
Income from discontinued operations	—	—	—	3,199
Income (loss) before gain on sale of operating properties	2,961	(16,729)	14,695	(19,040)
Gain on sales of operating properties	—	2,749	3,363	6,336
Consolidated net income (loss)	2,961	(13,980)	18,058	(12,704)
Net income attributable to noncontrolling interests	(435)	(304)	(1,626)	(224)
Net income (loss) attributable to Kite Realty Group Trust	$2,526	$(14,284)	$16,432	$(12,928)
Dividends on preferred shares	(2,114)	(2,114)	(6,342)	(6,342)
Net income (loss) attributable to common shareholders	$412	$(16,398)	$10,090	$(19,270)

Net income (loss) per common share - basic & diluted:
Income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.00	$(0.20)	$0.12	$(0.45)
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	—	—	0.06
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.00	$(0.20)	$0.12	$(0.39)

Weighted average common shares outstanding - basic	83,325,074	83,455,900	83,453,660	49,884,469
Weighted average common shares outstanding - diluted	83,433,379	83,718,735	83,566,554	50,145,571

Dividends declared per common share	$0.2725	$0.2600	$0.8175	$0.7600

Net income attributable to Kite Realty Group Trust common shareholders:
Income (loss) from continuing operations	$412	$(16,398)	$10,090	$(22,366)
Income from discontinued operations	—	—	—	3,096
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$412	$(16,398)	$10,090	$(19,270)

Consolidated net income (loss)	$2,961	$(13,980)	$18,058	$(12,704)
Change in fair value of derivatives	(3,436)	2,671	(5,153)	(249)
Total comprehensive (loss) income	(475)	(11,309)	12,905	(12,953)
Comprehensive income attributable to noncontrolling interests	(399)	(400)	(1,507)	(177)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(874)	$(11,709)	$11,398	$(13,130)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2014	4,100,000	$102,500	83,490,663	$835	$2,044,425	$(1,175)	$(247,801)	$1,898,784
Stock compensation activity	—	—	(174,100)	(2)	2,408	—	—	2,406
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	—	—	(5,034)	—	(5,034)
Distributions declared to common shareholders	—	—	—	—	—	—	(68,191)	(68,191)
Distributions to preferred shareholders	—	—	—	—	—	—	(6,342)	(6,342)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	16,432	16,432
Acquisition of partners' interests in consolidated joint ventures	—	—	—	—	1,445	—	—	1,445
Exchange of redeemable noncontrolling interests for common shares	—	—	7,000	—	189	—	—	189
Adjustment to redeemable noncontrolling interests	—	—	—	—	2,448	—	—	2,448
Balances, September 30, 2015	4,100,000	$102,500	83,323,563	$833	$2,050,915	$(6,209)	$(305,902)	$1,842,137

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income (loss)	$18,058	$(12,704)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Straight-line rent	(4,408)	(3,351)
Depreciation and amortization	126,580	83,472
Gain on sale of operating properties, net	(3,363)	(9,535)
Provision for credit losses	2,984	1,206
Compensation expense for equity awards	3,239	1,336
Amortization of debt fair value adjustment	(4,641)	(1,663)
Amortization of in-place lease liabilities, net	(2,148)	(3,582)
Changes in assets and liabilities:
Tenant receivables and other	1,777	(6,811)
Deferred costs and other assets	(7,310)	(5,542)
Accounts payable, accrued expenses, deferred revenue and other liabilities	7,054	(32,258)
Net cash provided by operating activities	137,822	10,568
Cash flows from investing activities:
Acquisitions of interests in properties	(167,831)	—
Capital expenditures, net	(69,937)	(72,345)
Net proceeds from sales of operating properties	126,460	40,771
Net proceeds from sales of marketable securities acquired from merger	—	18,601
Net cash received from merger	—	108,666
Change in construction payables	1,005	(7,075)
Collection of note receivable	—	542
Payments on seller earnouts	(2,869)	—
Net cash (used in) provided by investing activities	(113,172)	89,160
Cash flows from financing activities:
Common share issuance proceeds, net of costs	(224)	(1,865)
Purchase of redeemable noncontrolling interests	(33,853)	—
Loan proceeds	640,895	84,207
Loan transaction costs	(2,770)	(3,709)
Loan payments	(553,255)	(131,786)
Distributions paid – common shareholders	(67,191)	(24,953)
Distributions paid - preferred shareholders	(6,342)	(6,342)
Distributions paid – redeemable noncontrolling interests	(2,721)	(1,914)
Distributions to noncontrolling interests	(64)	(287)
Net cash used in financing activities	(25,525)	(86,649)
Net change in cash and cash equivalents	(875)	13,079
Cash and cash equivalents, beginning of period	43,826	18,134
Cash and cash equivalents, end of period	$42,951	$31,213

Non-cash investing and financing activities
Assumption of mortgages upon completion of merger including debt premium of $33,298	$—	$892,909
Properties and other assets added upon completion of merger	—	2,367,600
Marketable securities added upon completion of merger	—	18,602
Assumption of mortgages by buyer upon sale of properties	40,303	—
Assumption of debt in connection with acquisition of Chapel Hill Shopping Center including debt premium of $223	18,473	—
 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	September 30, 2015	December 31, 2014
Assets:
Investment properties, at cost	$3,980,886	$3,732,748
Less: accumulated depreciation	(410,328)	(315,093)
	3,570,558	3,417,655

Cash and cash equivalents	42,951	43,826
Tenant and other receivables, including accrued straight-line rent of $23,312 and $18,630, respectively, net of allowance for uncollectible accounts	47,353	48,097
Restricted cash and escrow deposits	15,713	16,171
Deferred costs, net	150,983	159,978
Prepaid and other assets	10,089	8,847
Assets held for sale (see Note 10)	—	179,642
Total Assets	$3,837,647	$3,874,216

Liabilities and Equity:
Mortgage and other indebtedness	$1,679,843	$1,554,263
Accounts payable and accrued expenses	90,148	75,150
Deferred revenue and other liabilities	137,554	136,409
Liabilities held for sale (see Note 10)	—	81,164
Total Liabilities	1,907,545	1,846,986
Commitments and contingencies	—	—
Redeemable Limited Partners’ and other redeemable noncontrolling interests	86,957	125,082
Partners Equity:
Parent Company:
Preferred equity, 4,100,000 units issued and outstanding at September 30, 2015 and December 31, 2014, with a liquidation value of $102,500	102,500	102,500
Common equity, 83,323,563 and 83,490,663 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,745,846	1,797,459
Accumulated other comprehensive loss	(6,209)	(1,175)
Total Partners Equity	1,842,137	1,898,784
Noncontrolling Interests	1,008	3,364
Total Equity	1,843,145	1,902,148
Total Liabilities and Equity	$3,837,647	$3,874,216

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:
Minimum rent	$66,279	$69,033	$196,656	$131,515
Tenant reimbursements	16,787	17,605	51,891	35,083
Other property related revenue	4,081	1,938	9,163	5,481
Total revenue	87,147	88,576	257,710	172,079
Expenses:
Property operating	11,994	11,850	36,519	26,057
Real estate taxes	10,045	10,632	29,821	20,048
General, administrative, and other	4,559	3,939	14,131	9,358
Merger and acquisition costs	1,089	19,088	1,550	26,849
Depreciation and amortization	42,549	44,383	124,196	81,559
Total expenses	70,236	89,892	206,217	163,871
Operating income	16,911	(1,316)	51,493	8,208
Interest expense	(13,881)	(15,386)	(40,995)	(30,291)
Income tax expense of taxable REIT subsidiary	(9)	(14)	(134)	(37)
Gain on settlement	—	—	4,520	—
Other expense, net	(60)	(13)	(189)	(119)
Income (loss) from continuing operations	2,961	(16,729)	14,695	(22,239)
Discontinued operations:
Gain on sale of operating property	—	—	—	3,199
Income from discontinued operations	—	—	—	3,199
Income (loss) before gain on sale of operating properties	2,961	(16,729)	14,695	(19,040)
Gain on sales of operating properties	—	2,749	3,363	6,336
Consolidated net income (loss)	2,961	(13,980)	18,058	(12,704)
Net income attributable to noncontrolling interests	(410)	(680)	(1,411)	(757)
Distributions on preferred units	(2,114)	(2,114)	(6,342)	(6,342)
Net income (loss) attributable to common unitholders	$437	$(16,774)	$10,305	$(19,803)

Allocation of net income (loss):
Limited Partners	$25	$(376)	$215	$(533)
Parent Company	412	(16,398)	10,090	(19,270)
	$437	$(16,774)	$10,305	$(19,803)

Net income (loss) per unit - basic & diluted:
Income (loss) from continuing operations attributable to common unitholders	$0.00	$(0.20)	$0.12	$(0.45)
Income from discontinued operations attributable to common unitholders	—	—	—	0.06
Net income (loss) attributable to common unitholders	$0.00	$(0.20)	$0.12	$(0.39)

Weighted average common units outstanding - basic	85,238,537	85,114,237	85,214,390	51,543,952
Weighted average common units outstanding - diluted	85,346,842	85,377,073	85,327,283	51,805,054

Distributions declared per common unit	$0.2725	$0.2600	$0.8175	$0.7600

Net income (loss) attributable to common unitholders:
Income (loss) from continuing operations	$437	$(16,774)	$10,305	$(23,002)
Income from discontinued operations	—	—	—	3,199
Net income (loss) attributable to common unitholders	$437	$(16,774)	$10,305	$(19,803)

Consolidated net income (loss)	$2,961	$(13,980)	$18,058	$(12,704)
Change in fair value of derivatives	(3,436)	2,671	(5,153)	(249)
Total comprehensive (loss) income	(475)	(11,309)	12,905	(12,953)
Comprehensive income attributable to noncontrolling interests	(410)	(680)	(1,411)	(757)
Comprehensive income (loss) attributable to common unitholders	$(885)	$(11,989)	$11,494	$(13,710)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner			Total
	Common Equity	Preferred Equity	Accumulated Other Comprehensive Loss

Balances, December 31, 2014	$1,797,459	$102,500	$(1,175)	$1,898,784
Stock compensation activity	2,406	—	—	2,406
Other comprehensive loss attributable to Parent Company	—	—	(5,034)	(5,034)
Distributions declared to Parent Company	(68,191)	—	—	(68,191)
Distributions to preferred unitholders	—	(6,342)	—	(6,342)
Net income	10,090	6,342	—	16,432
Acquisition of partners' interests in consolidated joint ventures	1,445	—	—	1,445
Conversion of Limited Partner Units to shares of the Parent Company	189	—	—	189
Adjustment to redeemable noncontrolling interests	2,448	—	—	2,448
Balances, September 30, 2015	$1,745,846	$102,500	$(6,209)	$1,842,137

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income (loss)	$18,058	$(12,704)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Straight-line rent	(4,408)	(3,351)
Depreciation and amortization	126,580	83,472
Gain on sale of operating properties, net	(3,363)	(9,535)
Provision for credit losses	2,984	1,206
Compensation expense for equity awards	3,239	1,336
Amortization of debt fair value adjustment	(4,641)	(1,663)
Amortization of in-place lease liabilities, net	(2,148)	(3,582)
Changes in assets and liabilities:
Tenant receivables and other	1,777	(6,811)
Deferred costs and other assets	(7,310)	(5,542)
Accounts payable, accrued expenses, deferred revenue and other liabilities	7,054	(32,258)
Net cash provided by operating activities	137,822	10,568
Cash flows from investing activities:
Acquisitions of interests in properties	(167,831)	—
Capital expenditures, net	(69,937)	(72,345)
Net proceeds from sales of operating properties	126,460	40,771
Net proceeds from sales of marketable securities acquired from merger	—	18,601
Net cash received from merger	—	108,666
Change in construction payables	1,005	(7,075)
Collection of note receivable	—	542
Payments on seller earnouts	(2,869)	—
Net cash (used in) provided by investing activities	(113,172)	89,160
Cash flows from financing activities:
Contributions from the Parent Company	(224)	(1,865)
Purchase of redeemable noncontrolling interests	(33,853)	—
Loan proceeds	640,895	84,207
Loan transaction costs	(2,770)	(3,709)
Loan payments	(553,255)	(131,786)
Distributions paid – common unitholders	(67,191)	(24,953)
Distributions paid - preferred unitholders	(6,342)	(6,342)
Distributions paid – redeemable noncontrolling interests - subsidiaries	(2,721)	(1,914)
Distributions to noncontrolling interests	(64)	(287)
Net cash (used in) provided by financing activities	(25,525)	(86,649)
Net change in cash and cash equivalents	(875)	13,079
Cash and cash equivalents, beginning of period	43,826	18,134
Cash and cash equivalents, end of period	$42,951	$31,213

Non-cash investing and financing activities
Assumption of mortgages upon completion of merger including debt premium of $33,298	$—	$892,909
Properties and other assets added upon completion of merger	—	2,367,600
Marketable securities added upon completion of merger	—	18,602
Assumption of mortgages by buyer upon sale of properties	40,303	—
Assumption of debt in connection with acquisition of Chapel Hill Shopping Center including debt premium of $223	18,473	—
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
September 30, 2015
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

The Parent Company is the sole general partner of the Operating Partnership, and as of September 30, 2015 owned approximately 97.8% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.2% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

On July 1, 2014, we completed a merger (the "Merger") with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”), in which Inland Diversified merged with and into a wholly-owned subsidiary of ours in a stock-for-stock exchange with a transaction value of approximately $2.1 billion, including the assumption of approximately $0.9 billion of debt. Upon completion of the Merger with Inland Diversified, we acquired 60 operating properties. Subsequent to the Merger, we sold 15 of these properties in November and December 2014 and March 2015.

At September 30, 2015, we owned interests in 121 operating and redevelopment properties consisting of 119 retail properties, one office operating property and an associated parking garage. We also owned three development properties under construction as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Parent Company’s 2014 Annual Report on Form 10-K and the Operating Partnership's audited consolidated financial statements and related notes thereto filed by the Parent Company on its Current Report on Form 8-K on March 11, 2015.

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

Components of Investment Properties

The Company’s investment properties as of September 30, 2015 and December 31, 2014 consisted of the following components:

	Balance at
	September 30, 2015	December 31, 2014
Investment properties, at cost:
Land	$814,306	$778,780
Buildings and improvements	2,995,003	2,785,780
Furniture, equipment and other	6,802	6,398
Land held for development	34,975	35,907
Construction in progress	129,800	125,883
	$3,980,886	$3,732,748

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

As of September 30, 2015, we owned an investment in one joint venture that is a VIE in which we are the primary beneficiary.  As of this date, the VIE had total debt of $56.8 million, which is secured by assets of the VIE totaling $107.3 million.  The Operating Partnership guarantees the debt of the VIE.

We consider all relationships between the Operating Partnership and the VIE, including the development agreement, the management agreement and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.   We also periodically reassess primary beneficiary status of this VIE.  During the three months ended September 30, 2015, there were no changes to our conclusions regarding whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.

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

We have elected to treat Kite Realty Holdings, LLC as a taxable REIT subsidiary of the Operating Partnership, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. This election enables us to receive income and provide services that would otherwise be impermissible for a REIT. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Operating Partnership

The allocated share of income and loss, other than the operations of our taxable REIT subsidiary, is included in the income tax returns of the Operating Partnership's partners. Accordingly, the only federal income taxes included in the accompanying consolidated financial statements are in connection with its taxable REIT subsidiary.

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
Noncontrolling interests balance January 1	$3,364	$3,548
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	84	103
Distributions to noncontrolling interests	(87)	(287)
Acquisition of partner's interest in Beacon Hill	(2,353)	—
Noncontrolling interests balance at September 30	$1,008	$3,364

Redeemable Noncontrolling Interests - Limited Partners

We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  At September 30, 2015 and December 31, 2014, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after preferred dividends and noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three and nine months ended September 30, 2015 and 2014, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Parent Company’s weighted average basic interest in Operating Partnership	97.8%	98.1%	97.9%	96.8%
Limited partners' weighted average basic interests in Operating Partnership	2.2%	1.9%	2.1%	3.2%

At September 30, 2015 and December 31, 2014, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.8% and 2.2% and 98.1% and 1.9%, respectively.

Concurrent with the Parent Company’s initial public offering and related formation transactions, certain individuals received Limited Partner Units of the Partnership in exchange for their interests in certain properties. These Limited Partners were granted the right to redeem Limited Partner Units on or after August 16, 2005 for cash or, at the Parent Company's election, common shares of the Parent Company in an amount equal to the market value of an equivalent number of common shares of the Parent Company at the time of redemption. Such common shares must be registered, which is not fully in the Parent Company’s control. Therefore, the Limited Partners’ interest is not reflected in permanent equity. The Parent Company also has the right to redeem the Limited Partner Units directly from the limited partner in exchange for either cash in the amount specified above or a number of its common shares equal to the number of Limited Partner Units being redeemed. For the nine months ended September 30, 2015 and 2014, respectively, 7,000 and 4,500 Limited Partner Units were exchanged for the same number of common shares of the Parent Company.

There were 1,912,278 and 1,639,443 Limited Partner Units outstanding as of September 30, 2015 and December 31, 2014, respectively. The increase in Limited Partner Units outstanding from December 31, 2014 is due to the conversion of 274,835 restricted shares owned by our executive officers to Limited Partner Units in the second quarter of 2015.

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

On February 13, 2015, we acquired our partner’s redeemable interest in the City Center operating property and other non-redeemable rights and interests held by our partner for $34.4 million. We funded this acquisition with a $30 million draw on our unsecured revolving credit facility and the remainder in Limited Partner Units in the Operating Partnership. As a result of this transaction, our guarantee of a $26.6 million loan on behalf of LC White Plains Retail, LLC and LC White Plains Recreation, LLC was terminated.

We consolidate each of the above-mentioned joint ventures because we control the decision making of each of the joint ventures and our joint venture partners have limited protective rights.

We classify redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of September 30, 2015 and December 31, 2014, the redemption amounts of these interests did not exceed the fair value of each interest.  As of September 30, 2015, the redemption value of the redeemable noncontrolling interests did not exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
Redeemable noncontrolling interests balance January 1	$125,082	$43,928
Acquired redeemable noncontrolling interests from merger	—	69,356
Acquisition of partner's interest in City Center operating property	(33,998)	—
Net income allocable to redeemable noncontrolling interests	1,541	118
Distributions declared to redeemable noncontrolling interests	(2,810)	(1,946)
Other, net	(2,858)	(1,902)
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at September 30	$86,957	$109,554

Limited partners' interests in Operating Partnership	$46,166	$40,198
Other redeemable noncontrolling interests in certain subsidiaries	40,791	69,356
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at September 30	$86,957	$109,554

The following sets forth accumulated other comprehensive loss allocable to noncontrolling interests for the nine months ended September 30, 2015 and 2014:

	2015	2014
Accumulated comprehensive (loss) income balance at January 1	$(24)	$69
Other comprehensive loss allocable to redeemable noncontrolling interests[1]	(119)	(47)
Accumulated comprehensive (loss) income balance at September 30	$(143)	$22

____________________
1	Represents the noncontrolling interests’ share of the changes in the fair value of derivative instruments accounted for as cash flow hedges (see Note 5).

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

ASU 2014-9 was to be effective for public entities for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted, but in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delays the effective date of ASU 2014-9 for one year. ASU 2014-9 allows for either recognizing the cumulative effect of application (i) at the start of the earliest comparative period presented (with the option to use any or all of three practical expedients) or (ii) at the date of initial application, with no restatement of comparative periods presented.

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

In August 2015, the FASB issued ASU 2015-15, Interest- Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ("ASU 2015-15"). ASU 2015-15 was issued as a result of ASU 2015-03 not addressing presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 provides the option to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As this is already the current practice of the Parent Company and the Operating Partnership, we do not expect this update to have any effect on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 will eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 requires that an acquirer must recognize measurement-

period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning December 15, 2016, with early adoption permitted. We are currently evaluating the effect, if any, on our consolidated financial statements.

Note 3. Earnings Per Share or Unit

Basic earnings per share or unit is calculated based on the weighted average number of common shares or units outstanding during the period.  Diluted earnings per share or unit is determined based on the weighted average common number of shares or units outstanding during the period combined with the incremental average common shares or units that would have been outstanding assuming the conversion of all potentially dilutive common shares or units into common shares or units as of the earliest date possible.

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units under our Outperformance Plan; potential settlement of redeemable noncontrolling interests in certain joint ventures; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the nine months ended September 30, 2015 and 2014 were 1.8 million and 1.7 million, respectively.

Due to our net loss attributable to common shareholders and Common Unit holders for the three and nine months ended September 30, 2014, the potentially dilutive securities were not dilutive for those periods and were excluded from our net income per common share or unit calculations. Approximately 0.1 million and 0.3 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit because their impact was not dilutive for the three and nine months ended September 30, 2015 and 2014, respectively.

During the third quarter of 2014, we completed a one-for-four reverse split of our common shares. Unless otherwise noted, all common share and per share information contained herein has been restated to reflect the reverse share split as if it had occurred as of the beginning of the first period presented.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at September 30, 2015 and December 31, 2014:

	Balance at
	September 30, 2015	December 31, 2014
Senior unsecured notes	$250,000	$—
Unsecured revolving credit facility	—	160,000
Unsecured term loan	400,000	230,000
Notes payable secured by properties under construction - variable rate	132,368	119,347
Mortgage notes payable - fixed rate	758,083	810,959
Mortgage notes payable - variable rate	115,443	205,798
Net premiums on acquired debt	23,949	28,159
Total mortgage and other indebtedness	1,679,843	1,554,263
Mortgage notes - properties held for sale	—	67,452
Total	$1,679,843	$1,621,715

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of September 30, 2015, considering the impact of interest rate swaps, is summarized below:

	Amount	Percentage of Total	Weighted Average Maturity (Years)	Weighted Average Interest Rate
Fixed rate debt[1]	$1,524,373	92%	5.6	4.20%
Variable Rate Debt	131,521	8%	4.0	1.85%
Net Premiums on Acquired Debt	23,949	N/A	N/A	N/A
Total	1,679,843	100%	5.5	4.01%

____________________
1
Calculations on fixed rate debt include the portion of variable rate debt that has been hedged; therefore, calculations on variable rate debt exclude the portion of variable rate debt that has been hedged. $516.3 million in variable rate debt is hedged for a weighted average 2.4 years.

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2030.

Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 135 to 245 basis points.  At September 30, 2015, the one-month LIBOR interest rate was 0.19%.  Fixed interest rates on mortgage loans range from 3.78% to 6.78%.

Senior Unsecured Notes

In August 2015, the Operating Partnership entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with various purchasers in connection with a private placement of senior unsecured notes. On September 10, 2015, the Operating Partnership issued $250 million of senior unsecured notes at a blended rate of 4.41% and an average maturity of 9.8 years. The proceeds from the issuance of the notes were utilized to pay off the balance of $199.6 million on our unsecured revolving credit facility and the $33 million loan secured by our Crossing at Killingly operating property. The Note Purchase Agreement contains a number of customary financial and restrictive covenants. As of September 30, 2015, we were in compliance with all such covenants.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On June 29, 2015, we entered into an amendment to our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The amendment increased the total unsecured term loan from $230 million to $400 million, and modified two financial covenants to permit, in each case only one time during the term of the Credit Agreement for up to four consecutive fiscal quarters following a material acquisition, an increase in the maximum leverage ratio from 60% to 65%, and an increase in the ratio of unsecured indebtedness to unencumbered asset pool value from .60 to 1.00 to .65 to 1.00. The amendment also removed two financial covenants and eliminated certain reporting requirements triggered by the addition of new properties to the unencumbered asset pool.

As of September 30, 2015, $400 million was outstanding under the unsecured term loan and no amounts were outstanding under the unsecured revolving credit facility. As of September 30, 2015, we had outstanding letters of credit totaling $13.3 million, against which no amounts were advanced as of September 30, 2015.

The amount that we may borrow under our $500 million unsecured revolving credit facility is based on the value of the assets in our unencumbered asset pool.  The senior unsecured notes are included in the total borrowings outstanding for the purpose of determining the amount we may borrow under our unsecured revolving credit facility. Taking into account outstanding borrowings and letters of credit, we had $390.3 million available under our unsecured revolving credit facility for future borrowings as of September 30, 2015.

Our ability to borrow under the Credit Agreement is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales. As of September 30, 2015, we were in compliance with all such covenants of the Credit Agreement.

Debt Activity

For the nine months ended September 30, 2015, we had total new borrowings of $640.9 million and total repayments of $553.3 million.  The major components of this activity are as follows:

•	In August 2015, in connection with the acquisition of Chapel Hill Shopping Center, we assumed a $18.3 million loan secured by the operating property;

•	In September 2015, we sold $250 million of senior unsecured notes;

•
In the first and second quarter of 2015, we retired the $12.2 million loan secured by our Indian River operating property, the $26.2 million loan secured by our Plaza Volente operating property and the $50.1 million loan secured by our Landstown Commons operating property using draws on the unsecured revolving credit facility;

•	We drew $30 million on the unsecured revolving credit facility in the first quarter of 2015 to fund the acquisition of our partner's interest in our City Center operating property;

•
In March 2015, in connection with the sale of seven properties ("Tranche II") to Inland Real Estate Income Trust, Inc. ("IREIT"), IREIT assumed $40.3 million of loans secured by our Prattville Town Center, Walgreens Plaza, Fairgrounds Crossing and Eastside Junction operating properties and retired the $24 million loan secured by the Regal Court property. We used a portion of the proceeds from this sale to pay down $27 million on the unsecured revolving credit facility;

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

•
In the first nine months of 2015, we drew $59 million on the unsecured revolving credit facility to fund a portion of the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center and Chapel Hill Shopping Center;

•	We drew $14.3 million in the first nine months of 2015 on construction loans related to our Parkside – Phases I and II development projects and our Delray Marketplace property; and

•	We made scheduled principal payments on indebtedness totaling $4.6 million in the first nine months of 2015.

Fair Value of Fixed and Variable Rate Debt

As of September 30, 2015, the estimated fair value of our fixed rate debt, which includes the senior unsecured notes, was $1.1 billion compared to the book value of $1 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 3.78% to 6.78%.  As of September 30, 2015, the fair value of variable rate debt was $661.7 million compared to the book value of $647.8 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 1.54% to 2.64%.

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

As of September 30, 2015, we were party to various cash flow hedge agreements with notional amounts totaling $543.3 million.  These hedge agreements effectively fix the interest rate underlying certain variable rate debt instruments over terms ranging from 2017 through 2020.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 2.93%.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of September 30, 2015 and December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

As of September 30, 2015 the estimated fair value of our interest rate hedges was a liability of $9.0 million, including accrued interest of $0.5 million.  As of September 30, 2015, $9.0 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2014 the net fair value of our interest rate hedges was a net liability of $4.4 million, including accrued interest of $0.5 million.  As of December 31, 2014, $0.7 million is reflected in prepaid and other assets and $5.1 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the nine months ended September 30, 2015 and 2014, $4.2 million and $3.6 million, respectively, were reclassified as a reduction to earnings. As the interest payments on our hedges are made over the next 12 months, we estimate the impact to interest expense to be $4.3 million.

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

Distribution Payments

Our Board of Trustees declared a quarterly cash distribution of $0.515625 per Series A Preferred Share covering the period from June 2, 2015 to September 1, 2015.  This distribution was paid on September 1, 2015 to shareholders of record as of August 21, 2015.

Our Board of Trustees declared a cash distribution of $0.2725 per common share and Common Unit for the third quarter of 2015.  This distribution was paid on October 13, 2015 to common shareholders and Common Unit holders of record as of October 6, 2015.

Note 7. Deferred Costs

Deferred costs consist primarily of financing fees incurred to obtain long-term financing, acquired lease intangible assets, and broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At September 30, 2015 and December 31, 2014, deferred costs consisted of the following:

	September 30, 2015	December 31, 2014
Deferred financing costs	$16,708	$14,575
Acquired lease intangible assets	129,815	142,823
Deferred leasing costs and other	54,284	48,149
	200,807	205,547
Less—accumulated amortization	(49,824)	(36,583)
Total	150,983	168,964
Deferred costs – properties held for sale	—	(8,986)
Total	$150,983	$159,978

The accompanying consolidated statements of operations include amortization expense as follows:

	Nine Months Ended September 30,
	2015	2014
Amortization of deferred financing costs	$2,384	$1,912
Amortization of deferred leasing costs, lease intangibles and other	17,538	11,501

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

At September 30, 2015 and December 31, 2014, deferred revenue and other liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Unamortized in-place lease liabilities	$116,090	$125,336
Retainage payables and other	5,146	2,852
Potential earnout payments due (Note 9)	5,924	9,664
Tenant rent payments received in advance	10,394	10,841
Total	137,554	148,693
Deferred revenue and other liabilities – liabilities held for sale	—	(12,284)
Total	$137,554	$136,409

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

As of September 30, 2015, we had outstanding letters of credit totaling $13.3 million.  At that date, there were no amounts advanced against these instruments.

Earnout Liability

Six of the properties we acquired in the Merger with Inland Diversified had pre-existing earnout arrangements whereby the Company could be required to pay additional consideration based on leasing activity of vacant space. The estimated future earnout payment was $5.9 million at September 30, 2015. The table below presents the change in our earnout liability for the nine months ended September 30, 2015.

Nine Months Ended September 30, 2015
Earnout liability – beginning of period	$9,664
Decreases:
Settlement of earnout obligations	(2,869)
Adjustments to purchase price allocation	(871)
Earnout liability – end of period	$5,924

The expiration dates of the remaining earnouts range from November 2, 2015 through December 28, 2015. While the accrued amount represents our best estimate of the ultimate settlement, any difference between the accrual and settlement would impact earnings.

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

The results of the operating properties sold to IREIT are not included in discontinued operations in the accompanying Statements of Operations as the disposals neither individually, nor in the aggregate, represent a strategic shift that has had or will have a material effect on our operations or financial results.  The properties in Tranche II of the Portfolio met the requirements for presentation as "held for sale" as of December 31, 2014.  Upon meeting the held-for-sale criteria, depreciation and amortization ceased for these operating properties.

The combined results of operations for the investment properties that were sold in the first nine months of 2015 are presented in the table below:

Nine Months Ended September 30, 2015
Revenue:
Minimum rent	$2,403
Tenant reimbursements	539
Total revenue	2,942
Expenses:
Property operating	495
Real estate taxes	276
Total expenses	771
Operating income	2,171
Interest expense	(527)
Income from continuing operations	$1,644

Note 11. Acquisitions

During the nine months ended September 30, 2015, we acquired four operating properties. In 2014, we acquired a total of 61 operating properties. Upon completion of the Merger with Inland Diversified in July 2014, we acquired 60 operating properties and in December 2014 we acquired an operating property in Las Vegas, Nevada. The total purchase price of the assets acquired in the Merger was $2.1 billion. Purchase price allocations were made at the date of acquisition, primarily to the fair value of tangible assets (land, building, and improvements) as well as to intangibles.  The estimated purchase price allocations for the acquisitions that took place in the fourth quarter of 2014 and in the second and third quarters of 2015 remain preliminary at September 30, 2015 and are subject to revision within the measurement period, not to exceed one year. As of June 30, 2015, the purchase price allocation for the properties acquired in the Merger were final. There were no material adjustments made to the allocations during the nine months ended September 30, 2015.

Following is a summary of our 2014 and 2015 operating property acquisitions.

Property Name	MSA	Acquisition Date	Owned GLA

Merger with Inland Diversified	Various - 60 properties	July 2014	10,719,471

Rampart Commons	Las Vegas, NV	December 2014	81,456

Colleyville Downs	Dallas, TX	April 2015	185,848

Belle Isle Station	Oklahoma City, OK	May 2015	164,337

Livingston Shopping Center	New York - Newark	July 2015	139,657

Chapel Hill Shopping Center	Fort Worth / Dallas, TX	August 2015	126,755

The following table summarizes the aggregate purchase price allocation for the properties acquired as part of the Merger with Inland Diversified as of July 1, 2014 (in thousands):

Assets:
Investment properties, net	$2,095,567
Deferred costs, net	143,210
Investments in marketable securities	18,602
Cash and cash equivalents	108,666
Accounts receivable, prepaid expenses, and other	20,157
Total Assets	$2,386,202

Liabilities:
Mortgage and other indebtedness, including debt premium of $33,298	$892,909
Deferred revenue and other liabilities	129,935
Accounts payable and accrued expenses	59,314
Total Liabilities	1,082,158

Noncontrolling interests	69,356
Common shares issued	1,234,688
Total Allocated Purchase Price	$2,386,202

The remaining operating properties acquired through the Merger with Inland Diversified generated total revenue of $122.2 million and consolidated net income of $10.5 million for the nine months ended September 30, 2015. This includes total revenue and consolidated net income through the date of sale from the seven operating properties we sold to IREIT in March 2015 (see Note 10).

Acquisition costs for the nine months ended September 30, 2015 of $1.6 million related to our acquisitions of Rampart Commons, Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center. Merger costs of $26.8 million for the nine months ended September 30, 2014 related to our Merger with Inland Diversified and were mainly comprised of investment banking, due diligence, legal, and other professional expenses.

Note 12. Gain on Settlement

In June 2015, we received $4.75 million to settle a dispute related to eminent domain and related damages at one of our operating properties. The settlement agreement did not restrict our use of the proceeds. These proceeds, net of certain costs, are included in gain on settlement within the statement of operations. In July 2015, we used the proceeds to pay down a portion of the loan secured by the operating property.

Note 13. Subsequent Events

On October 26, 2015, we entered into a seven-year unsecured term loan for up to $200 million. The term loan will be funded on a delayed draw basis at our discretion over the next 8 months and has a scheduled maturity date of October 2022. The Operating Partnership has the ability to make a total of three draws and each draw must be at least $25 million. Any draws under the term loan must be made by June 30, 2016. The proceeds will primarily be used to retire loans secured by certain operating properties with maturity dates in 2016 or to fund the redemption of our outstanding preferred shares.

On October 30, 2015, we announced that we intend to redeem all 4,100,000 outstanding shares of our 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) on December 7, 2015. The Series A Preferred Shares will be redeemed at a redemption price of $25.00 per share, plus $0.0287 per share, the amount equal to all accrued and unpaid dividends from December 2, 2015 up to, but not including, the redemption date. The Series A Preferred Shares will have a total redemption value of approximately $102.6 million. In conjunction with the redemption, approximately $3.8 million of initial issuance costs will be a non-cash charge against income attributable to common shareholders.

Item 2.

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•
national and local economic, business, real estate and other market conditions, particularly in light of low growth in the U.S. economy as well as uncertainty added to the economic forecast due to the sharp drop in oil and energy prices in 2015;

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

At September 30, 2015, we owned interests in 121 operating and redevelopment properties consisting of 119 retail properties, one office operating property and an associated parking garage. We also owned three development properties under construction as of this date. In addition, we also owned interests in other land parcels comprising 94 acres that may be used for future expansion of existing properties, development of new retail or office properties or sold to third parties.

On July 1, 2014, we completed a merger (the "Merger") with Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”), in which Inland Diversified merged with and into a wholly-owned subsidiary of ours. Upon completion of the Merger with Inland Diversified, we acquired 60 operating properties. Subsequent to the Merger, we sold 15 of these properties in November and December 2014 and March 2015.

At September 30, 2014, we owned interests in 129 operating and redevelopment properties consisting of 127 retail properties, one office operating property and an associated parking garage and three development properties under construction.

Current Quarter Actions

We continue to execute on our strategy to maximize shareholder value, including:

Acquisition, Development, and Redevelopment Activities.   Since June 30, 2015, we have acquired $90 million of real estate assets. In July 2015, we acquired Livingston Shopping Center, a 140,000 square foot shopping center in Newark, New Jersey. The center is 95.4% leased and anchored by Nordstrom Rack, TJ Maxx, Cost Plus (World Market), Buy Buy Baby, DSW and Ulta. In August 2015, we acquired Chapel Hill Shopping Center, a 127,000 square foot shopping center in Fort Worth, Texas. The center is 97.8% leased and anchored by H-E-B Grocery, The Container Store, and Cost Plus (World Market).

Operational Activities.  During the third quarter of 2015, we executed 107 new and renewal leases totaling 796,000 square feet.  We signed comparable new leases with 24 tenants for 69,000 square feet of gross leasable area ("GLA") and comparable renewal leases with 48 tenants for 515,000 square feet of GLA.  We achieved a blended rent spread of 13.1% on these comparable signed leases while incurring $4.32 per square foot of incremental capital improvement costs. The average rents for new comparable leases signed in the third quarter of 2015 were $20.50 per square foot compared to average expiring rents of $14.98 per square foot in that quarter. The average rents for renewals signed in the third quarter of 2015 were $9.61 per square foot compared to average expiring rents of $8.92 per square foot in that quarter. Further, average leasing costs for new comparable leases signed in the third quarter of 2015 were $30.79 per square foot, while there were minimal leasing costs incurred for renewal leases.

Our same property net operating income increased 3.1% and 3.5% for the three and nine months ended September 30, 2015 compared to the same periods of the prior year. These increases were primarily due to increases in rental rates (as described above), and improved expense control and real estate tax recovery resulting in an improvement in net recoveries of $0.5 million and $1.0 million for the three and nine months ended September 30, 2015, respectively.

Capital Activity.  In August 2015, the Operating Partnership entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with various purchasers in connection with a private placement of senior unsecured notes. On September 10, 2015, the Operating Partnership issued $250 million of senior unsecured notes at a blended rate of 4.41% and an average maturity of 9.8 years. The proceeds from the issuance of the notes were utilized to pay off the balance of $199.6 million on our unsecured revolving credit facility and the $33 million loan secured by our Crossing at Killingly operating property. The Note Purchase Agreement contains a number of customary financial and restrictive covenants. As of September 30, 2015, we were in compliance with all such covenants.

Results of Operations

The comparability of results of operations for the nine months ended September 30, 2015 and 2014 is significantly affected by our Merger with Inland Diversified on July 1, 2014 and, to a lesser extent, by our development, redevelopment and operating property acquisition and disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of these activities during those periods, which is set forth below.

Property Acquisitions

The following properties were acquired between January 1, 2014 and September 30, 2015:

Property Name	MSA	Acquisition Date	Owned GLA

Merger with Inland Diversified	Various - 60 properties	July 2014	10,719,471

Rampart Commons	Las Vegas, NV	December 2014	81,456

Colleyville Downs	Dallas, TX	April 2015	185,848

Belle Isle Station	Oklahoma City, OK	May 2015	164,337

Livingston Shopping Center	New York - Newark	July 2015	139,657

Chapel Hill Shopping Center	Fort Worth / Dallas, TX	August 2015	126,755

Property Dispositions

In 2014 and 2015, we sold the following operating properties:

Property Name	MSA	Disposition Date	Owned GLA

50th and 12th (Walgreens)	Seattle, WA	January 2014	14,500
Red Bank Commons	Evansville, IN	March 2014	34,258
Ridge Plaza	Oak Ridge, NJ	March 2014	115,088
Zionsville Walgreens	Zionsville, IN	September 2014	14,550
Tranche I of Portfolio Sale to IREIT	Various	November & December 2014	805,644
Tranche II of Portfolio Sale to IREIT	Various	March 2015	740,034

Development Activities

The following development properties became partially operational at various times from January 1, 2014 through September 30, 2015:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA

Parkside Town Commons – Phase I	Raleigh, NC	March 2014	122,143
Parkside Town Commons – Phase II	Raleigh, NC	September 2014	297,436

____________________
1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

Redevelopment Activities

The following properties were under redevelopment at various times during the period from January 1, 2014 through September 30, 2015:

Property Name	MSA	Transition to Operations	Owned GLA

King’s Lake Square	Naples, FL	April 2014	87,073
Bolton Plaza	Jacksonville, FL	September 2014	164,655
Gainesville Plaza[1]	Gainesville, FL	Pending	162,693
Cool Springs Market[2]	Franklin, TN	Pending	230,912

____________________
1	In March 2015, Ross Dress for Less opened to join Burlington Coat Factory as anchors at the project.
2	In the second quarter of 2015, we signed new leases with DSW and Buy Buy Baby and their spaces are currently under construction.

Same Property Net Operating Income

The Company believes that Net Operating Income is helpful to investors as a measure of its operating performance because it excludes various items included in net income that do not relate to or are not indicative of its operating performance, such as depreciation and amortization, interest expense, and impairment, if any.  The Company believes that Same Property NOI is helpful to investors as a measure of its operating performance because it includes only the NOI of properties that have been owned for the full period presented, which eliminates disparities in net income due to the redevelopment, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent metric for the comparison of the Company's properties.  NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of the Company's financial performance.

When evaluating the properties that are included in the same property pool, we have established specific criteria in determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool twelve months after the acquisition date. A development property is included in the same property pool twelve months after construction is substantially complete, which is typically between six and twelve months after the first date a tenant is open for business. A redevelopment property is included in the same property pool twelve months after the construction of the redevelopment property is substantially complete. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely. For the three months ended September 30, 2015, we excluded six redevelopment properties from the same property pool that met these criteria and were owned in all periods compared.

The following table reflects same property net operating income (and reconciliation to net income attributable to common shareholders) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Number of properties at period end[1]	110	110		110	110

Leased percentage at period end	95.4%	94.9%		95.4%	94.9%
Economic Occupancy percentage at period end[2]	93.6%	93.5%		93.6%	93.5%

Net operating income - same properties[3]	$57,012	$55,321	3.1%	$111,008	$107,221	3.5%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$57,012	$55,321		$111,008	$107,221
Net operating income - non-same activity[4]	8,096	10,773		80,362	18,753
General, administrative and other	(4,559)	(3,939)		(14,131)	(9,358)
Merger and acquisition costs	(1,089)	(19,088)		(1,550)	(26,849)
Depreciation expense	(42,549)	(44,383)		(124,196)	(81,559)
Interest expense	(13,881)	(15,386)		(40,995)	(30,291)
Gain on settlement	—	—		4,520	—
Other expense, net	(69)	(27)		(323)	(156)
Discontinued operations	—	—		—	3,199
Gains on sales of operating properties	—	2,749		3,363	6,336
Net income attributable to noncontrolling interests	(435)	(304)		(1,626)	(224)
Dividends on preferred shares	(2,114)	(2,114)		(6,342)	(6,342)
Net income (loss) attributable to common shareholders	$412	$(16,398)		$10,090	$(19,270)

____________________
1	Same property analysis excludes operating properties in redevelopment.
2	Excludes leases that are signed but for which tenants have not commenced payment of cash rent.
3
Same property net operating income excludes net gains from outlot sales, straight-line rent revenue, bad debt expense and recoveries, lease termination fees, amortization of lease intangibles and significant prior year expense recoveries and adjustments, if any.

4	Includes non-cash accounting items across the portfolio as well as net operating income from properties not included in the same property pool.

Comparison of Operating Results for the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

The following table reflects our consolidated statements of operations for the three months ended September 30, 2015 and 2014.  The comparability of the periods is impacted by the merger, acquisitions, dispositions, and redevelopments previously described.

($ in thousands)	2015	2014	Net change 2014 to 2015
Revenue:
Rental income (including tenant reimbursements)	$83,066	$86,638	$(3,572)
Other property related revenue	4,081	1,938	2,143
Total revenue	87,147	88,576	(1,429)
Expenses:
Property operating	11,994	11,850	144
Real estate taxes	10,045	10,632	(587)
General, administrative, and other	4,559	3,939	620
Merger and acquisition costs	1,089	19,088	(17,999)
Depreciation and amortization	42,549	44,383	(1,834)
Total expenses	70,236	89,892	(19,656)
Operating income	16,911	(1,316)	18,227
Interest expense	(13,881)	(15,386)	1,505
Income tax expense of taxable REIT subsidiary	(9)	(14)	5
Other expense, net	(60)	(13)	(47)
Income (loss) before gain on sale of operating properties	2,961	(16,729)	19,690
Gain on sales of operating properties	—	2,749	(2,749)
Consolidated net income (loss)	2,961	(13,980)	16,941
Net income attributable to noncontrolling interests	(435)	(304)	(131)
Net income (loss) attributable to Kite Realty Group Trust	2,526	(14,284)	16,810
Dividends on preferred shares	(2,114)	(2,114)	—
Net income (loss) attributable to common shareholders	$412	$(16,398)	$16,810

Property operating expense to total revenue ratio	13.8%	13.4%

Rental income (including tenant reimbursements) decreased $3.6 million, or 4.1%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015	$3,877
Development properties that became operational or were partially operational in 2014 and/or 2015	1,038
Properties sold during 2014 or 2015	(7,244)
Properties under redevelopment during 2014 and/or 2015	49
Properties fully operational during 2014 and 2015 and other	(1,292)
Total	$(3,572)

The net increase of $3.9 million in rental income at properties acquired during 2014 or 2015 is attributable to the acquisitions of Rampart Commons, Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center. The Inland merger properties acquired on July 1, 2014 are included in properties fully operational during 2014 and 2015 as a full quarter of rental income was recorded for these properties during both the third quarter of 2014 and 2015. The net decrease of $7.2 million in rental income at properties sold during 2014 or 2015 is primarily due to the sale of 15 operating properties to IREIT in November/December 2014 and March 2015. The net decrease of $1.3 million in rental income for properties fully operational is primarily attributable to a $0.3 million decrease in current year tax reimbursements due to successful real estate tax appeals and a $1.1 million prior year acceleration of below market lease revenue as a result of lease terminations.

The average rents for new comparable leases signed in the third quarter of 2015 were $20.50 per square foot compared to average expiring rents of $14.98 per square foot in that quarter. The average rents for renewals signed in the third quarter of 2015 were $9.61 per square foot compared to average expiring rents of $8.92 per square foot in that quarter. For our full operating portfolio, annualized base rent per square foot improved to $15.24 per square foot as of September 30, 2015, up from $14.98 as of September 30, 2014 due to recent acquisition activity.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains from land parcel sales.  This revenue increased by $2.1 million, primarily as a result of higher gains on land sales of $2.7 million, which was partially offset by a decrease of $1.0 million in lease termination income.

Property operating expenses increased $0.1 million, or 1.2%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015	$616
Development properties that became operational or were partially operational in 2014 and/or 2015	140
Properties sold during 2014 or 2015	(927)
Properties under redevelopment during 2014 and/or 2015	30
Properties fully operational during 2014 and 2015 and other	285
Total	$144

The net increase of $0.6 million in property operating expenses at properties acquired during 2014 or 2015 is attributable to the acquisitions of Rampart Commons, Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center. The Inland merger properties acquired on July 1, 2014 are included in properties fully operational during 2014 and 2015 as a full quarter of property operating expenses was recorded for these properties during both the third quarter of 2014 and 2015. The net decrease of $0.9 million in rental income at properties sold during 2014 or 2015 is primarily due to the sale of 15 operating properties to IREIT in November/December 2014 and March 2015. The net $0.3 million increase for properties fully operational is due to a combination of a decrease in insurance costs as we leveraged our larger operating platform, a decrease in roof maintenance costs, an increase in landscaping and parking lot repair costs and an increase in general building repair costs at certain properties. None of the individual fluctuations were greater than $0.2 million.

Property operating expenses as a percentage of total revenue for the three months ended September 30, 2015 was 13.8% compared to 13.4% over the same period in the prior year. The increase in the percentage was mostly due to higher non-recoverable expenses, which was partially offset by an improvement in other expense recoveries from tenants. For the total portfolio, the overall recovery ratio for reimbursable expenses improved to 87.4% for the three months ended September 30, 2015 compared to 86.5% for the three months ended September 30, 2014.

Real estate taxes decreased $0.6 million, or 5.5%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015	$529
Development properties that became operational or were partially operational in 2014 and/or 2015	73
Properties sold during 2014 or 2015	(746)
Properties under redevelopment during 2014 and/or 2015	(15)
Properties fully operational during 2014 and 2015 and other	(428)
Total	$(587)

The $0.5 million increase in real estate taxes at properties acquired during 2014 or 2015 is attributable to the acquisitions of Rampart Commons, Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center. The Inland merger properties acquired on July 1, 2014 are included in properties fully operational during 2014 and 2015 as a full quarter of property operating expenses was recorded for these properties during both the third quarter of 2014 and 2015. The net decrease of $0.7 million in real estate taxes at properties sold during 2014 or 2015 is primarily due to the sale of 15 operating properties to IREIT in November/December 2014 and March 2015. The net $0.4 million decrease in real estate taxes for properties fully operational during 2014 and 2015 was primarily due to lower tax assessments and successful real estate tax appeals at certain operating properties. The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.6 million, or 15.7%, due primarily to higher public company and personnel costs.

Merger and acquisition costs in 2014 related almost entirely to our Merger with Inland Diversified and totaled $19.1 million for the three months ended September 30, 2014 compared to $1.1 million of costs for property acquisitions for the three months ended September 30, 2015.

Depreciation and amortization expense decreased $1.8 million, or 4.1%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015	$2,744
Development properties that became operational or were partially operational in 2014 and/or 2015	492
Properties sold during 2014 or 2015	(3,470)
Properties under redevelopment during 2014 and/or 2015	349
Properties fully operational during 2014 and 2015 and other	(1,949)
Total	$(1,834)

The net increase of $2.7 million in depreciation and amortization expense at properties acquired during 2014 or 2015 is attributable to the acquisitions of Rampart Commons, Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center. The net decrease of $3.5 million in depreciation and amortization expense at properties sold during 2014 or 2015 is primarily due to the sale of 15 operating properties to IREIT in November/December 2014 and March 2015. The net $1.9 million decrease in depreciation at properties fully operational during 2014 and 2015 is mainly due to a tenant vacating at an operating property in 2014, which resulted in accelerating the depreciation on certain tenant improvement costs.

Interest expense decreased $1.5 million or 9.8%. The decrease is mainly attributable to a reduction in secured debt in connection with the sale of properties to IREIT.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

The following table reflects our consolidated statements of operations for the nine months ended September 30, 2015 and 2014.  The comparability of the periods is impacted by the merger, acquisitions, dispositions, and redevelopments previously described.

($ in thousands)	2015	2014	Net change 2014 to 2015
Revenue:
Rental income (including tenant reimbursements)	$248,547	$166,598	$81,949
Other property related revenue	9,163	5,481	3,682
Total revenue	257,710	172,079	85,631
Expenses:
Property operating	36,519	26,057	10,462
Real estate taxes	29,821	20,048	9,773
General, administrative, and other	14,131	9,358	4,773
Merger and acquisition costs	1,550	26,849	(25,299)
Depreciation and amortization	124,196	81,559	42,637
Total expenses	206,217	163,871	42,346
Operating income	51,493	8,208	43,285
Interest expense	(40,995)	(30,291)	(10,704)
Income tax expense of taxable REIT subsidiary	(134)	(37)	(97)
Gain on settlement	4,520	—	4,520
Other expense	(189)	(119)	(70)
Income (loss) from continuing operations	14,695	(22,239)	36,934
Discontinued operations:
Gain on sale of operating property	—	3,199	(3,199)
Income from discontinued operations	—	3,199	(3,199)
Income (loss) before gain on sale of operating properties	14,695	(19,040)	33,735
Gain on sales of operating properties	3,363	6,336	(2,973)
Consolidated net income	18,058	(12,704)	30,762
Net income attributable to noncontrolling interests	(1,626)	(224)	(1,402)
Net income attributable to Kite Realty Group Trust	16,432	(12,928)	29,360
Dividends on preferred shares	(6,342)	(6,342)	—
Net income (loss) attributable to common shareholders	$10,090	$(19,270)	$29,360

Property operating expense to total revenue ratio	14.2%	15.1%

Rental income (including tenant reimbursements) increased $81.9 million, or 49.2%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$84,990
Development properties that became operational or were partially operational in 2014 and/or 2015	2,407
Properties sold during 2014 or 2015	(5,277)
Properties under redevelopment during 2014 and/or 2015	(337)
Properties fully operational during 2014 and 2015 and other	166
Total	$81,949

The net increase of $85.0 million in rental income at properties acquired and retained during 2014 or 2015 is attributable to the Merger with Inland Diversified and the acquisitions of Rampart Commons, Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center. The properties acquired and retained in connection with the Merger with Inland Diversified contributed an additional $78.3 million to rental income in 2015, while Rampart Commons, Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center contributed $6.7 million. The net decrease of $5.3 million in rental income from properties sold during 2014 or 2015 is primarily due to the sale of Tranche I and Tranche II to IREIT, as those properties were sold in November and December 2014 and March 2015. The net increase of $0.2 million in rental income for properties fully operational is primarily attributable to an increase in rental rates and an improvement in economic occupancy.

The average rents for new comparable leases signed in the first nine months of 2015 were $20.52 per square foot compared to average expiring rents of $17.15 per square foot in that period. The average rents for renewals signed in the first nine months of 2015 were $12.38 per square foot compared to average expiring rents of $11.51 per square foot in that period. Our same property economic occupancy improved to 93.6% as of September 30, 2015 from 93.5% as of September 30, 2014. For our full operating portfolio, annualized base rent per square foot improved to $15.24 per square foot as of September 30, 2015, up from $14.98 as of September 30, 2014 due to recent acquisition activity.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains related to land sales.  This revenue increased by $3.7 million, primarily as a result of higher gains on land sales of $3.5 million.

Property operating expenses increased $10.5 million, or 40.2%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$10,472
Development properties that became operational or were partially operational in 2014 and/or 2015	423
Properties sold during 2014 or 2015	(636)
Properties under redevelopment during 2014 and/or 2015	(28)
Properties fully operational during 2014 and 2015 and other	231
Total	$10,462

The net increase of $10.5 million in property operating expenses at properties acquired and retained during 2014 or 2015 is attributable to the Merger with Inland Diversified and the acquisitions of Rampart Commons, Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center. The net decrease of $0.6 million in property operating expenses from properties sold during 2014 or 2015 is primarily due to the sale of Tranche I and Tranche II to IREIT, as those properties were sold in November and December 2014 and March 2015. The net $0.2 million increase for properties fully operational is due to a combination of a decrease in insurance costs as we leveraged our larger operating platform, a decrease in roof maintenance costs, an increase in landscaping and parking lot repair costs and an increase in general building repair costs at certain properties. None of the individual fluctuations were greater than $0.2 million.

Property operating expenses as a percentage of total revenue for the nine months ended September 30, 2015 was 14.2% compared to 15.1% over the same period in the prior year. The decrease in the percentage was mostly due to an improvement in expense recoveries from tenants. For the total portfolio, the overall recovery ratio for reimbursable expenses improved to 87.6% for the nine months ended September 30, 2015 compared to 84.0% for the nine months ended September 30, 2014.

Real estate taxes increased $9.8 million, or 48.7%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$10,322
Development properties that became operational or were partially operational in 2014 and/or 2015	144
Properties sold during 2014 or 2015	(598)
Properties under redevelopment during 2014 and/or 2015	(30)
Properties fully operational during 2014 and 2015 and other	(65)
Total	$9,773

The $10.3 million increase in real estate taxes at properties acquired during 2014 or 2015 is attributable to the Merger with Inland Diversified and the acquisitions of Rampart Commons, Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center. The net decrease of $0.6 million in real estate taxes from properties sold during 2014 or 2015 is primarily due to the sale of Tranche I and Tranche II to IREIT, as those properties were sold in November and December 2014 and March 2015. The net $0.1 million decrease in real estate taxes for properties fully operational during 2014 and 2015 is due to lower tax assessments and successful real estate tax appeals at certain operating properties. The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $4.8 million, or 51.0%, due primarily to higher public company and personnel costs largely associated with the increased size of the Company.

Merger and acquisition costs in 2014 related almost entirely to our Merger with Inland Diversified and totaled $26.8 million for the nine months ended September 30, 2014 compared to $1.6 million of costs for property acquisitions for the nine months ended September 30, 2015.

Depreciation and amortization expense increased $42.6 million, or 52.3%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$45,105
Development properties that became operational or were partially operational in 2014 and/or 2015	1,919
Properties sold during 2014 or 2015	(3,706)
Properties under redevelopment during 2014 and/or 2015	895
Properties fully operational during 2014 and 2015 and other	(1,576)
Total	$42,637

The net increase of $45.1 million in depreciation and amortization expense at properties acquired during 2014 or 2015 is attributable to the Merger with Inland Diversified and the acquisitions of Rampart Commons, Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center. The net decrease of $3.7 million in depreciation and amortization expense from properties sold during 2014 or 2015 is primarily due to the sale of Tranche I and Tranche II to IREIT, as those properties were sold in November and December 2014 and March 2015. The net $1.6 million decrease in depreciation at properties fully operational during 2014 and 2015 is mainly due to a tenant vacating at an operating property in 2014, which resulted in accelerating the depreciation on certain tenant improvement costs.

Interest expense increased $10.7 million or 35.3%. The increase mainly resulted from our assumption of $859.6 million of debt as part of the Merger with Inland Diversified, in addition to making multiple draws on the unsecured revolving credit facility to fund a portion of our 2015 acquisitions. The increase was also due to certain development projects, including Delray Marketplace and Parkside Town Commons - Phase I becoming operational. As a portion of the project becomes operational, we expense a pro-rata amount of related interest expense.

We recorded a gain on settlement of $4.5 million for the nine months ended September 30, 2015. See additional discussion in Note 12 to the consolidated financial statements.

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

In August 2015, the Operating Partnership entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with various purchasers in connection with a private placement of senior unsecured notes. On September 10, 2015, the Operating Partnership issued $250 million of senior unsecured notes at a blended rate of 4.41% and an average maturity of 9.8 years. The proceeds from the issuance of the notes were utilized to pay off the balance of $199.6 million on our unsecured revolving credit facility and the $33 million loan secured by our Crossing at Killingly operating property. The Note Purchase Agreement contains a number of customary financial and restrictive covenants. As of September 30, 2015, we were in compliance with all such covenants.

As of September 30, 2015, we had approximately $390.3 million available under our $500 million unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loan and our senior unsecured notes as of September 30, 2015.

Finally, we had $43.0 million in cash and cash equivalents as of September 30, 2015.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of September 30, 2015, we have $60.7 million of debt scheduled to mature prior to September 30, 2016, excluding scheduled monthly principal payments. The recently executed seven-year unsecured term loan for up to $200 million provides the majority of the funding for these securitized debt maturities.

Other Short-Term Liquidity Needs.  The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements, cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common and preferred shareholders and to Common Unit holders, and recurring capital expenditures.

In September 2015, our Board of Trustees declared a quarterly cash distribution of $0.2725 per common share and Common Unit totaling $23.2 million for the quarter ended September 30, 2015.  This distribution was paid on October 13, 2015 to holders of record as of October 6, 2015.  In August 2015, our Board of Trustees declared a quarterly preferred share cash distribution of $0.515625 per Series A Preferred Share (totaling $2.1 million) covering the distribution period from June 2, 2015 to September 1, 2015 payable to holders of record as of August 21, 2015.  This distribution was paid on September 1, 2015.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.   During the nine months ended September 30, 2015, we incurred $2.3 million of costs for recurring capital expenditures on operating properties and also incurred $4.4 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $14 million to $16 million of additional major tenant improvements and renovation costs within the next twelve months at a number of our operating properties.

As of September 30, 2015, we had three development and two redevelopment projects under construction.  The total estimated cost of these projects is approximately $188.8 million, of which $146.0 million had been incurred as of September 30, 2015.  We currently anticipate incurring the remaining $42.8 million of costs over the next twelve to eighteen months.  We believe we currently have sufficient financing in place to fund the projects and expect to do so primarily through existing or new construction loans or borrowings on our unsecured revolving credit facility.

As of September 30, 2015, four of our properties, which are properties acquired by Inland Diversified prior to the date of the Merger, have earnout components remaining whereby we are required to pay the seller additional consideration based on subsequent leasing activity of vacant space. The estimated amount of future earnout payments was $5.9 million at September 30, 2015. The expiration dates of the remaining earnouts range from November 2, 2015 through December 28, 2015. We believe we currently have sufficient funds to satisfy these potential earnout obligations.

Preferred Shares. On October 30, 2015, we announced that we intend to redeem all 4,100,000 of our 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) on December 7, 2015. The Series A Preferred Shares will be redeemed at a redemption price of $25.00 per share, plus $0.0287 per share, the amount equal to accrued and unpaid dividends from December 2, 2015 up to, but not including, the redemption date. We believe we currently have sufficient financing in place to fund the redemption and expect to do so primarily through borrowings on our unsecured revolving credit facility or through borrowings on our new unsecured term loan.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment, Reposition, Repurpose Opportunities. We are currently evaluating potential redevelopment, repositioning, and repurposing of several operating properties. Total estimated costs are expected to be in the range of $115 million to $130 million. We believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations and borrowings on our unsecured revolving credit facility.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the nine months ended September 30, 2015 and on a cumulative basis since the project’s inception:

	Year to Date –	Cumulative –
(in thousands)	September 30, 2015	September 30, 2015
Under Construction - Developments	$37,078	$136,383
Under Construction - Redevelopments	1,485	9,607
Pending Construction - Redevelopments	8,267	1,353
Total for Development Activity	46,830	147,343
Recently Completed Developments[1]	10,456	N/A
Miscellaneous Other Activity, net	5,925	N/A
Recurring Operating Capital Expenditures (primarily tenant improvement payments)	6,726	N/A
Total	$69,937	$147,343

____________________
1	This classification includes Parkside Town Commons - Phase I, Delray Marketplace, Holly Springs Towne Center – Phase I, Bolton Plaza, and Four Corner Square.

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense for the three and nine months ended September 30, 2015 of $0.1 million and $0.3 million, respectively.

Debt Maturities

The table below presents scheduled principal repayments (including scheduled monthly principal payments) on mortgage and other indebtedness as of September 30, 2015:

(in thousands)	Annual Principal Payments	Term Maturity[1]	Total
2015	$1,633	$—	$1,633
2016	5,799	260,633	266,432
2017	5,103	17,026	22,129
2018	5,335	62,584	67,919
2019	5,255	—	5,255
Thereafter	17,395	1,275,131	1,292,526
	$40,520	$1,615,374	$1,655,894
Unamortized Premiums			23,949
Total			$1,679,843

____________________
1
This presentation reflects the Company's exercise of its options to extend the maturity dates by one year to July 1, 2019 for the Company's unsecured credit facility and its option to extend the maturity date by six months to January 1, 2020 for the Company's unsecured term loan.

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

Cash Flows

As of September 30, 2015, we had cash and cash equivalents on hand of $43.0 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

Cash provided by operating activities was $137.8 million for the nine months ended September 30, 2015, an increase of $127.3 million from the same period of 2014.  The increase was primarily due to the increased cash flows generated by the properties acquired in 2014.

Cash used in investing activities was $113.2 million for the nine months ended September 30, 2015, as compared to cash provided by investing activities of $89.2 million in the same period of 2014.  Highlights of significant cash sources and uses are as follows:

•
Net proceeds of $126.5 million related to the sale of the Tranche II properties in March 2015 compared to net proceeds of $33.4 million related to the sale of Red Bank Commons, Ridge Plaza, and 50th and 12th operating properties in 2014;

•	Net cash outflow of $167.8 million related to 2015 acquisitions, while there were no acquisitions in the same period of 2014;

•	Net cash outflow of $2.9 million related to payments on seller earnouts in 2015, while there were no seller earnout payments in the same period of 2014; and

•
Decrease in capital expenditures of $2.4 million, in addition to an increase in construction payables of $8.1 million. In the first nine months of 2015, there was significant construction activity at Parkside Town Commons - Phase II, Tamiami Crossing, and Holly Springs Towne Center - Phase II.

Cash used in financing activities was $25.5 million for the nine months ended September 30, 2015, compared to cash used in financing activities of $86.6 million in the same period of 2014.  Highlights of significant cash sources and uses are as follows:

•	A draw of $30 million was made on our unsecured revolving credit facility that was utilized to fund the acquisition of our partner's interest in the City Center operating property;

•
Draws of $59 million were made on the unsecured revolving credit facility to fund a portion of the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center and Chapel Hill Shopping Center;

•	Draws of $14.3 million were made on construction loans related to Parkside Town Commons - Phase I and Phase II and Delray Marketplace;

•
In the first and second quarter of 2015, we retired loans totaling $88.5 million that were secured by Indian River, Plaza Volente and Landstown Commons operating properties utilizing a draw on our unsecured revolving credit facility;

•
In June 2015, we exercised the accordion option feature on the Term Loan to increase our total borrowings from $230 million to $400 million. The $170 million of proceeds were utilized to pay down our unsecured revolving credit facility by $140 million and to retire loans totaling $30.5 million that were secured by our Draper Peaks and Beacon Hill operating properties;

•	In August 2015, we sold $250 million of senior unsecured notes;

•
In September 2015, we paid off the remaining balance of $199.6 million on our unsecured revolving credit facility and the $33 million loan secured by our Crossing at Killingly operating property, using proceeds from the issuance of the senior unsecured notes;

•
In connection with the sale of Tranche II, we retired the $24 million loan secured by the Regal Court property. In addition, we paid down our unsecured revolving credit facility by $27 million utilizing a portion of proceeds from property sales;

•	Distributions to common shareholders and Common Unit holders of $67.2 million; and

•	Distributions to preferred shareholders of $6.3 million.

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

Our calculations of FFO1 (and reconciliation to consolidated net income, as applicable) and FFO, as adjusted for the three and nine months ended September 30, 2015 and 2014 (unaudited) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Consolidated net income (loss)	$2,961	$(13,980)	$18,058	$(12,704)
Less: dividends on preferred shares	(2,114)	(2,114)	(6,342)	(6,342)
Less: net income attributable to noncontrolling interests in properties	(415)	(679)	(1,416)	(757)
Less: gains on sales of operating properties	—	(2,749)	(3,363)	(9,534)
Add: depreciation and amortization of consolidated entities, net of noncontrolling interests	42,387	44,208	123,812	81,161
Funds From Operations of the Kite Portfolio	42,819	24,686	130,749	51,824
Less: Limited Partners' interests in Funds From Operations	(967)	(354)	(2,698)	(1,658)
Funds From Operations attributable to Kite Realty Group Trust common shareholders[1]	$41,852	$24,332	$128,051	$50,166

Funds From Operations of the Kite Portfolio	$42,819	$24,686	$130,749	$51,824
Less: gain on settlement	—	—	(4,520)	—
Add: merger and acquisition costs	1,089	19,088	1,550	26,849
Funds From Operations of the Kite Portfolio, as adjusted	$43,908	$43,774	$127,779	$78,673

____________________
1
“Funds From Operations of the Kite Portfolio" measures 100% of the operating performance of the Operating Partnership’s real estate properties and construction and service subsidiaries in which the Company owns an interest. “Funds From Operations attributable to Kite Realty Group Trust common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Earnings before Interest, Tax, Depreciation, and Amortization

We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense and income tax expense of taxable REIT subsidiary. For informational purposes, we have also provided Adjusted EBITDA, which we define as EBITDA less (i) merger and acquisition costs, (ii) EBITDA from unconsolidated entities, (iii) EBITDA from acquisitions and mid-third quarter anchor openings, (iv) other income and expense and (v) minority interest EBITDA. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA, as calculated by us, are not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP, and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

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

Three Months Ended September 30, 2015
Consolidated net income	$2,961
Adjustments to net income
Depreciation and amortization	42,549
Interest expense	13,881
Income tax expense of taxable REIT subsidiary	9
Earnings Before Interest, Taxes, Depreciation and Amortization	59,400
Merger and acquisition costs	1,089
Unconsolidated EBITDA	33
Pro forma adjustment[2]	(12)
Other expense, net	60
Minority interest	(415)
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization	60,155

Annualized Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization[1]	$240,620

Ratio of Company share of net debt:
Mortgage and other indebtedness	1,679,843
Less: Partner share of consolidated joint venture debt	(10,457)
Less: Cash	(42,951)
Less: Debt Premium	(23,949)
Company Share of Net Debt	1,602,486
Ratio of Net Debt to Annualized Adjusted EBITDA	6.7x
Net Debt plus Preferred Shares to Annualized Adjusted EBITDA	7.1x

____________________
1	Represents Adjusted EBITDA for the three months ended September 30, 2015 (as shown in the table above) multiplied by four.
2	Represents NOI from acquisitions and mid-third quarter anchor openings.

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

Contractual Obligations

Except with respect to our debt maturities as discussed on page 43, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.7 billion of outstanding consolidated indebtedness as of September 30, 2015 (exclusive of net premiums of $23.9 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $543.3 million, with maturity dates ranging from 2017 through 2020.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.5 billion (92%) and $0.1 billion (8%), respectively, of our total consolidated indebtedness at September 30, 2015.

As of September 30, 2015, we had $60.7 million of fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with these loans.  A 100 basis point change in interest rates on our unhedged variable rate debt as of September 30, 2015 would change our annual cash flow by $1.3 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We are party to various legal proceedings, which arise in the ordinary course of business. None of these actions are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

 Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1	Note Purchase Agreement, dated as of August 28, 2015, by and among Kite Realty Group, L.P., and the other parties named therein as Purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 3, 2015

10.2	Term Loan Agreement, dated as of October 26, 2015, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 30, 2015

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

November 6, 2015	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 6, 2015	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1	Note Purchase Agreement, dated as of August 28, 2015, by and among Kite Realty Group, L.P., and the other parties named therein as Purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 3, 2015

10.2	Term Loan Agreement, dated as of October 26, 2015, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 30, 2015

31.1	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith