Form 10-K
period 2015-12-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2016-02-26
CIK 1286043, 1636315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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

Kite Realty Group Trust:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Kite Realty Group, L.P.:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (do not check if a smaller reporting company)	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)

Kite Realty Group Trust	Yes ☐	No ☒	Kite Realty Group, L.P.	Yes ☐	No ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $2.0 billion based upon the closing price on the New York Stock Exchange on such date.

The number of Common Shares outstanding as of February 22, 2016 was 83,408,604 ($.01 par value).

Documents Incorporated by Reference

Portions of the definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 11, 2016, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2015 owned approximately 97.8% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.2% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.

We believe combining the annual reports on Form 10-K of the Parent Company and the Operating Partnership into this single report benefits investors by:

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2015

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•
national and local economic, business, real estate and other market conditions, particularly in light of low growth in the U.S. economy as well as uncertainty added to the economic forecast due to oil and energy prices remaining relatively low in 2015 and early 2016;

•	financing risks, including the availability of and costs associated with sources of liquidity;

•	our ability to refinance, or extend the maturity dates of, our indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant bankruptcies;

•	the competitive environment in which we operate;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	our ability to maintain our status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property we own;

•	risks related to the geographical concentration of our properties in Florida, Texas, and Indiana;

•	insurance costs and coverage;

•	risks related to cybersecurity attacks and the loss of confidential information and other business disruptions;

•	other factors affecting the real estate industry generally; and

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

As of December 31, 2015, we owned interests in 110 retail operating properties totaling approximately 22.0 million square feet of gross leasable area (including approximately 6.7 million square feet of non-owned anchor space) located in 20 states.  Our retail operating portfolio was 95.4% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 3.4% of our total annualized base rent. In the aggregate, our largest 25 tenants accounted for 36.4% of our annualized base rent.  See Item 2, “Properties” for a list of our top 25 tenants by annualized base rent.

As of December 31, 2015, we had an interest in three development projects under construction. Upon completion, these projects are anticipated to have approximately 0.6 million square feet of gross leasable area. In addition to our development projects, as of December 31, 2015, we had six redevelopment projects, which are expected to contain 1.2 million square feet of gross leasable area upon completion.

Significant 2015 Activities

Operating Activities

We continued to drive strong operating results from our portfolio as follows:

•	Same Property Net Operating Income ("Same Property NOI") increased 3.5% in 2015 compared to 2014 primarily due to increases in rental rates, and improved expense control and expense recoveries;

•	We executed leases on 188 new and 181 renewal individual spaces for approximately 2.1 million square feet of retail space in 2015, which are both records for the Company; and

•
Continued to maintain our operational excellence. We believe our efficiency metrics, which we define as a combination of operating margin and general and administrative expenses to revenue, are in the top third of our peer group.

Portfolio Recycling and Acquisition Activities

In March 2015, we sold seven retail operating properties for aggregate gross proceeds of $167.4 million and a net gain of $3.4 million. In addition, in December 2015, we sold two properties for gross proceeds of $44.9 million and a net gain of $0.6 million.

During 2015, we acquired four operating properties with total gross leasable area ("GLA") of approximately 928,000 square feet (617,000 square feet of owned GLA) for an aggregate purchase price of $185.8 million, including the following:

•
Colleyville Downs – In April 2015, we acquired this shopping center with total GLA of 200,900 square feet (185,800 square feet of owned GLA) in Dallas, Texas.  Primary anchor tenants for this center include Whole Foods Market, Ace Hardware, and Petco.

•
Belle Isle Station – In May 2015, we acquired this shopping center with total GLA of 396,400 square feet (164,300 square feet of owned GLA) in Oklahoma City, Oklahoma.  Anchor tenants for this center include Nordstrom Rack, Old Navy, Ross Dress for Less, Shoe Carnival, Babies ‘R Us, Party City, Kirkland’s and a non-owned Wal-Mart Supercenter.

•
Livingston Shopping Center – In July 2015, we acquired this shopping center with total and owned GLA of 139,700 square feet in Livingston, New Jersey.  Anchor tenants for this center include Nordstrom Rack, TJ Maxx, Cost Plus World Market, Buy Buy Baby, DSW and Ulta.

•
Chapel Hill Shopping Center – In August 2015, we acquired this shopping center with total GLA of 191,200 square feet (126,800 square feet of owned GLA) in Fort Worth, Texas.  In connection with the acquisition, we assumed an $18.3 million fixed rate mortgage. Anchor tenants for this center include HEB Grocery, The Container Store and Cost Plus World Market.

Development and Redevelopment Activities

During 2015, we initiated, advanced, and completed a number of development and redevelopment activities, including the following:

•
Parkside Town Commons – Phase II near Raleigh, North Carolina – We commenced construction on Phase II of this development with total GLA of 347,800 square feet (297,400 square feet of owned GLA) in the second quarter of 2014. Field & Stream and Golf Galaxy both opened in 2014 and Frank Theatres opened in July of 2015. The property is expected to be stabilized in the second half of 2016.

•
Holly Springs Towne Center – Phase II near Raleigh, North Carolina – We commenced construction on Phase II of this development with total GLA of 154,000 square feet (122,000 square feet of owned GLA) in the third quarter of 2014.  Phase II of the development is anchored by Bed Bath & Beyond, which opened in December 2015, and DSW, which is expected to open in the first half of 2016. The remaining anchor, Carmike Theatres, is expected to open in the summer of 2016.

•
Tamiami Crossing in Naples, Florida – We commenced site work on this development with total GLA of 141,600 square feet (121,600 square feet of owned GLA) in the fourth quarter of 2014.  The development is expected to be stabilized by the second half of 2016. This center will be anchored by Stein Mart, Ulta, Michaels, Marshalls, Ross Dress for Less and Petsmart.

•
Gainesville Plaza in Gainesville, Florida – We substantially completed construction on this redevelopment and transitioned this project to the operating portfolio in the fourth quarter of 2015.  This center is anchored by Burlington Coat Factory and Ross Dress for Less.

•
Cool Spring Market in Nashville, Tennessee – We completed the relocation of an existing Staples to a new, smaller space and executed new leases with Buy Buy Baby and DSW on this redevelopment. We transitioned this project to the operating portfolio in the fourth quarter of 2015.

Financing and Capital Raising Activities.

Our primary business objectives are to generate increasing cash flow, achieve long-term growth and maximize shareholder value primarily through the operation, acquisition, development and redevelopment of well-located community and neighborhood shopping centers.  In 2015, we were able to strengthen our balance sheet and improve our financial flexibility and liquidity to fund future growth.  We ended the year with approximately $373 million of combined cash and borrowing capacity on our unsecured revolving credit facility.  Significant financing and capital raising activities included:

•	In June 2015, we increased the existing unsecured term loan with a maturity date of July 1, 2019 from $230 million to $400 million.

•	In September 2015, the Operating Partnership issued $250 million of senior unsecured notes at a blended rate of 4.41% and an average maturity of 9.8 years.

•
In October 2015, we entered into a new seven-year unsecured term loan ("7-Year Term Loan") for up to $200 million. In December 2015, we retired the $90 million loan that was secured by City Center utilizing a draw on our unsecured revolving credit facility. Later in December 2015, we drew $100 million on the term loan and used the proceeds to pay down the unsecured revolving credit facility.

•	In December 2015, we redeemed all 4,100,000 outstanding shares of our 8.250% Series A Cumulative Redeemable Perpetual Preferred Share (“Series A Preferred Shares”).

•	During 2015, we retired $233.1 million of property level secured debt.

2015 Cash Distributions

In 2015, we declared total cash distributions of $1.09 per common share and $2.0912 per share of our Series A Preferred Shares.  The cash distribution per share of our Series A Preferred Shares includes the amount equal to all accrued and unpaid dividends up to, but not including, the redemption date of December 2, 2015.  On February 4, 2016, our Board of Trustees approved a quarterly common share distribution of $0.2875 per common share for the first quarter of 2016, which represents a 5.5% increase over our previous quarterly distribution.

Business Objectives and Strategies

Our primary business objectives are to increase the cash flow and build or realize capital appreciation of our properties, achieve sustainable long-term growth and maximize shareholder value primarily through the operation, acquisition, development, and redevelopment of well-located community and neighborhood shopping centers.  We invest in properties with well-located real estate and strong demographics and we use our effective leasing and management strategies to improve the long-term values and economic returns of our properties.  We believe that many of our properties represent opportunities for future renovation and expansion.

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

•
Financing and Capital Preservation Strategy: Maintaining a strong balance sheet with sufficient flexibility to fund our operating and investment activities.  Funding sources include the public equity and debt market, our existing revolving credit facility, new secured debt, internally generated funds, proceeds from selling land and properties that no longer fit our strategy, and potential strategic joint ventures. We continuously monitor the capital markets and may consider raising additional capital when appropriate.

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

We successfully executed our operating strategy in 2015 in a number of ways, including improving our Same Property NOI by 3.5% and generating blended new and renewal positive cash leasing spreads of 11.4% in 2015.  We have also been successful in maintaining a diverse retail tenant mix with no tenant accounting for more than 3.4% of our annualized base rent. See Item 2, “Properties” for a list of our top tenants by gross leasable area and annualized base rent.

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

•
continually evaluating our operating properties for redevelopment and renovation opportunities that we believe will make them more attractive for leasing to new tenants, right sizing anchor space while increasing rental rates, or re-leasing to existing tenants at increased rental rates; and

•
disposing of selected assets that no longer meet our long-term investment criteria and recycling the net proceeds into assets that provide maximum returns and rent growth potential in targeted markets or using the proceeds to improve our financial position.

In evaluating opportunities for potential acquisition, development, redevelopment and disposition, we consider a number of factors, including:

•	the expected returns and related risks associated with the investments relative to our combined cost of capital to make such investments;

•	the current and projected cash flow and market value of the property and the potential to increase cash flow and market value if the property were to be successfully re-leased or redeveloped;

•	the price being offered for the property, the current and projected operating performance of the property, the tax consequences of the sale, and other related factors;

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

•	the configuration of the property, including ease of access, availability of parking, visibility, and the demographics of the surrounding area; and

•	the level of success of existing properties in the same or nearby markets.

In 2015, we were successful in completing and integrating the acquisition of four high-quality retail properties that enabled us to expand our presence in our core markets.  We also delivered three very strong development and redevelopment projects to the operating portfolio, and we expect to deliver several more projects in 2016. In addition, we are currently evaluating additional redevelopment, repositioning, and repurposing opportunities at a number of operating properties. Total estimated costs for these projects are expected to be in the range of $130 million to $145 million.

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

Our efforts to strengthen our balance sheet are important.  We achieved an investment grade credit rating in 2014.  We expect that will enable us to opportunistically access the public unsecured bond market at some point and otherwise will allow us to lower our cost of capital and provide greater flexibility in managing the acquisition and disposition of assets in our operating portfolio. In addition, through the retirement of property level secured debt in 2015, we were able to unencumber approximately $440 million of gross assets associated with our operating properties.

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

•	extending the maturity dates of and/or refinancing our near-term mortgage, construction and other indebtedness;

•	expanding our unencumbered asset pool;

•	raising additional capital through the issuance of common shares, preferred shares or other securities;

•	evaluating whether to enter into construction loans prior to commencement of vertical construction to fund our larger developments and redevelopments;

•	managing our exposure to interest rate increases on our variable-rate debt through the use of fixed rate hedging transactions;

•	issuing unsecured bonds in the public markets, and securing property specific long-term non-recourse financing; and

•	entering into joint venture arrangements in order to access less expensive capital and to mitigate risk.

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

Affordable Care Act. Effective January 2015, we may be subject to excise taxes under the employer mandate provisions of the Affordable Care Act ("ACA"), if we (i) do not offer health care coverage to substantially all of our full-time employees and their dependents; or (ii) do not offer health care coverage that meets the ACA's affordability and minimum value standards. The excise tax is based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than $0.3 million, as we have 145 full-time employees as of December 31, 2015.

Environmental Regulations. Some properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances. These storage tanks may have released, or have the potential to release, such substances into the environment.

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

Offices

Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

As of December 31, 2015, we had 145 full-time employees. The majority of these employees were based at our Indianapolis, Indiana headquarters.

Segment Reporting

Our primary business is the ownership and operation of neighborhood and community shopping centers. We do not distinguish or group our operations on a geographical basis, or any other basis, when measuring performance. Accordingly, we have one operating segment, which also serves as our reportable segment for disclosure purposes in accordance with GAAP.

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

The specific markets in which we operate may face challenging economic conditions that could persist into the future.  In particular, as of December 31, 2015, 26% of our owned square footage and 25% of our total annualized base rent was located in Florida, 17% of our owned square footage and 15% of our total annualized base rent was located in Indiana and 13% of our owned square footage and 13% of our total annualized base rent was located in Texas.  This level of concentration could expose us to greater economic risks than if we owned properties in numerous geographic regions. Many states continue to deal with state fiscal budget shortfalls and high unemployment rates. Adverse economic or real estate trends in Florida, Indiana, Texas, or the surrounding regions, or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms, or at all, and have other material adverse effects on our business.

Disruptions in the credit markets generally, or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing at favorable rates or at all.  These disruptions could impact the overall amount of debt financing available, lower loan to value ratios, cause a tightening of lender underwriting standards and terms and higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. For example, as of December 31, 2015, we had approximately $263 million and $17 million of debt maturing in 2016 and 2017, respectively. We intend to retire $100 million of the 2016 maturities utilizing the remaining capacity on the 7-Year Term Loan. If we are not successful in refinancing our remaining outstanding debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. We currently have sufficient capacity under the unsecured revolving credit facility to retire outstanding debt in the event we are not able to refinance such debt when it becomes due, but we cannot provide any assurances that we will be able to maintain that capacity in order to retire any or all of these loans at maturity.

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

Certain sectors of the United States economy are still experiencing weakness.  Over the past several years, this structural weakness has resulted in periods of high unemployment, the bankruptcy or weakened financial condition of a number of retailers, decreased consumer spending, increased home foreclosures, low consumer confidence, and reduced demand and rental rates for certain retail space. Market conditions remain challenging as higher than historical levels of unemployment and lower consumer confidence have persisted.  There can be no assurance that the recovery will continue. General economic factors that are beyond our control, including, but not limited to, economic recessions, decreases in consumer confidence, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, higher tax rates, continued business layoffs, downsizing and industry slowdowns, and/or rising inflation, could have a negative impact on the business of our retail tenants.  In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things, (i) have difficulty paying their rent obligations as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or request rental concessions on such leases, or (iv) be forced to curtail operations or declare bankruptcy.  We are also susceptible to other developments that, while not directly tied to the economy, could have a material adverse effect on our business. These developments include relocations of businesses, changing demographics, increased Internet shopping, infrastructure quality, federal, state, and local budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation, decreasing valuations of real estate, and other factors.

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

Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We evaluate whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated hold periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss, and such loss could be material to our financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. If such indicators, as described above, are not identified, management will not assess the recoverability of a property's carrying value.

The fair value of real estate assets is highly subjective and is determined through comparable sales information and other market data if available or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. Such cash flow projections consider factors, including expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore are subject to a significant degree of management judgment. Changes in those factors could impact the determination of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.

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

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  In the event of a prolonged or severe economic downturn, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. Lease terminations or failure of a major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers because of contractual co-tenancy termination or rent reduction rights under the terms of some leases.  In that event, we may be unable to re-lease the vacated space at attractive rents or at all.  Additionally, in the event our tenants are involved in mergers with or acquisitions by third parties, such tenants may choose to terminate their leases, vacate the leased premises or not renew their leases if they consolidate, downsize or relocate their operations as a result of the transaction. For example, our tenant Office Depot announced its agreement to merge with Staples, which merger is currently subject to regulatory approvals. These two tenants contribute on a combined basis approximately 2% of our total annualized base rent. In connection with the proposed merger, Office Depot and Staples may choose to close or relocate a number of their stores, which may be stores at premises they lease from us.  In that event, we may experience periods where multiple locations are not leased as we seek new tenants, which would negatively affect our net rental revenues in the near term.  The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could have a material adverse effect on our results of operations. As of December 31, 2015, the five largest tenants in our operating portfolio in terms of annualized base rent were Publix, TJX Companies, Petsmart, Bed Bath & Beyond, and Ross Stores, representing 3.4%, 2.6%, 2.2%, 2.2%, and 2.1%, respectively, of our total annualized base rent.

We face potential material adverse effects from tenant bankruptcies, and we may be unable to collect balances due from any tenant in bankruptcy or replace the tenant at current rates, or at all.

Tenant bankruptcies may increase during periods of difficult economic conditions. We cannot make any assurance that a tenant that files for bankruptcy protection will continue to pay its rent obligations. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would legally bar our efforts to collect pre-bankruptcy debts from that tenant or the lease guarantor, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages including pre-bankruptcy balances. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold from a tenant in bankruptcy, which would result in a reduction in our cash flow and in the amount of cash available for distribution to our shareholders.

Moreover, we are continually re-leasing vacant spaces resulting from tenant lease terminations. The bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could materially adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

We had $1.7 billion of consolidated indebtedness outstanding as of December 31, 2015, which may have a material adverse effect on our financial condition and results of operations and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest may materially adversely affect our operating performance. We had $1.7 billion of consolidated outstanding indebtedness as of December 31, 2015.  At December 31, 2015, $711.0 million  of our debt bore interest at variable rates ($215.3 million when reduced by our $495.7 million of fixed interest rate swaps). Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it could materially adversely affect our results of operations. For example, if market rates of interest on our variable rate debt outstanding, net of cash flow hedges, as of December 31, 2015 increased by 1%, the increase in interest expense on our unhedged variable rate debt would decrease future cash flows by $2.2 million annually.

We also intend to incur additional debt in connection with various development and redevelopment projects and may incur additional debt with acquisitions of properties. Our organizational documents do not limit the amount of indebtedness that we may incur. We may borrow new funds to develop or acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of the real estate properties we develop or acquire. We also may borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual “REIT taxable income” (determined before the deduction of dividends paid and excluding net capital gains) or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes or otherwise avoid paying taxes that can be eliminated through distributions to our shareholders.

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

Our unsecured revolving credit facility and various other debt agreements contain certain Events of Default which include, but are not limited to, failure to make principal or interest payments when due, failure to perform or observe any term in the agreement, covenant or condition contained in the agreements, failure to maintain certain financial and operating ratios and other criteria, misrepresentations, acceleration of other material indebtedness and bankruptcy proceedings.  In the event of a default under any of these agreements, the lender would have various rights including, but not limited to, the ability to require the acceleration of the payment of all principal and interest due and/or to terminate the agreements and, to the extent such debt is secured, to foreclose on the properties.  The declaration of a default and/or the acceleration of the amount due under any such credit agreement could have a material adverse effect on our business, limit our ability to make distributions to our shareholders, prevent us from obtaining additional funds needed to address cash shortfalls or pursue growth opportunities.

Certain of our fixed-rate and variable-rate loans contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans.  The agreements relating to our unsecured revolving credit facility, Term Loan and 7-Year Term Loan contain provisions providing that any “Event of Default” under one of these facilities or loans will constitute an “Event of Default” under the other facility or loan. In addition, these agreements relating to our unsecured revolving credit facility, Term Loan and 7-Year Term Loan, as well as the agreement relating to our senior unsecured notes, include a provision providing that any payment default under an agreement relating to any material indebtedness will constitute an “Event of Default” thereunder. These provisions could allow the lending institutions to accelerate the amount due under the loans.  If payment is accelerated, our assets may not be sufficient to repay such debt in full, and, as a result, such an event may have a material adverse effect on our cash flow, financial condition and results of operations.  We were in compliance with all applicable covenants under the agreements relating to our unsecured revolving credit facility, Term Loan, 7-Year Term Loan and senior unsecured notes as of December 31, 2015, although there can be no assurance that we will continue to remain in compliance.

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

We use a combination of interest rate protection agreements, including interest rate swaps, to manage risk associated with interest rate volatility. This may expose us to additional risks, including a risk that the counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Further, should we choose to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging agreement.

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

In addition, other events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include but are not limited to:

•
adverse changes in the national, regional and local economic climate, particularly in: Florida, where 26% of our owned square footage and 25% of our total annualized base rent is located; Indiana, where 17% of our owned square footage and 15% of our total annualized base rent is located; and Texas, where 13% of our owned square footage and 13% of our total annualized base rent is located;

•	tenant bankruptcies;

•	local oversupply of rental space, increased competition or reduction in demand for rentable space;

•	inability to collect rent from tenants or having to provide significant rent concessions to tenants;

•	vacancies or our inability to rent space on favorable terms;

•	changes in market rental rates;

•	inability to finance property development, tenant improvements and acquisitions on favorable terms;

•	increased operating costs, including costs incurred for maintenance, insurance premiums, utilities and real estate taxes;

•	the need to periodically fund the costs to repair, renovate and re-lease space;

•	decreased attractiveness of our properties to tenants;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses (such as snow removal costs);

•	costs of complying with changes in governmental regulations, including those governing health, safety, usage, zoning, the environment and taxes;

•	civil unrest, acts of terrorism, earthquakes, hurricanes and other national disasters or acts of God that may result in underinsured or uninsured losses;

•	the relative illiquidity of real estate investments;

•	changing demographics; and

•	changing customer traffic patterns.

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

As of December 31, 2015, we owned 10 of our operating properties through consolidated joint ventures and one through an unconsolidated joint venture. As of December 31, 2015, the 10 properties represented 13.4% of the annualized base rent of the portfolio. In addition, we currently own land held for development through one joint venture.  Our joint ventures may involve risks not present with respect to our wholly owned properties, including the following:

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

•
disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business and possibly disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict or dispute is resolved; and

•
we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we may not control the joint venture.

In the future, we may seek to co-invest with third parties through joint ventures that may involve similar or additional risks.

We face significant competition, which may impede our ability to renew leases or re-lease space as leases expire or require us to undertake unbudgeted capital improvements.

We compete with numerous developers, owners and operators of retail shopping centers for tenants. These competitors include institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same markets in which our properties are located but which have greater capital resources. As of December 31, 2015, leases representing 6.5% of our owned gross leasable area (GLA) were scheduled to expire in 2016.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may be unable to lease on satisfactory terms to potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our leases with them expire. We also may be required to offer more substantial rent abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements than we have historically.  As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be materially adversely affected. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any capital improvements we undertake may reduce cash available for distributions to shareholders.

Our future developments and acquisitions may not yield the returns we expect or may result in dilution in shareholder value.

As of December 31, 2015, we have nine development and redevelopment projects. New development projects and property acquisitions are subject to a number of risks, including, but not limited to:

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

In addition, if a project is delayed or if we are unable to lease designated space to anchor tenants, certain tenants may have the right to terminate their leases. If any of these situations occur, development costs for a project may increase, which may result in reduced returns, or even losses, from such investments. In deciding whether to acquire or develop a particular property, we make certain assumptions regarding the expected future performance of that property. If these new properties do not perform as expected, our financial performance may be materially and adversely affected, or an impairment charge could occur. In addition, the issuance of equity securities as consideration for any acquisitions could be dilutive to our shareholders.

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

We currently have three development projects under construction. We have also identified multiple redevelopment opportunities at our operating properties and expect to commence redevelopment in the future. In connection with any development or redevelopment of our properties, we will bear certain risks, including the risk of construction delays or cost overruns that may increase project costs and make a project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, various tenants may have the right to withdraw from a property if a development and/or redevelopment project is not completed on time. In the case of a redevelopment project, consents may be required from various tenants in order to redevelop a center. In the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss, or an impairment charge could occur.

We may not be able to sell properties when appropriate and could, under certain circumstances, be required to pay certain tax indemnities related to the properties we sell.

Real estate property investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future.  In addition, in connection with our formation at the time of our initial public offering (“IPO”), we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other properties without incurring reimbursement obligations owed to certain limited partners of our Operating Partnership. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, we will indemnify the contributors of those properties for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment). The six properties to which our tax indemnity obligations relate represented 7.4% of our annualized base rent in the aggregate as of December 31, 2015. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Portofino Shopping Center, Thirty South and Market

Street Village. We also agreed to limit the aggregate gain certain limited partners of our Operating Partnership would recognize with respect to certain other contributed properties through December 31, 2016, to not more than $48 million in total, with certain annual limits, unless we reimburse them for the taxes attributable to the excess gain (and any taxes imposed on the reimbursement payments) and take certain other steps to help them avoid incurring taxes that were deferred in connection with the formation transactions.

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

We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God, and, in some cases, flooding. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover all losses.  In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property, on the premises, due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination) and, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. However, tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies.  If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

Some of the properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances. These tanks may have released, or have the potential to release, such substances into the environment. In addition, some of our properties have tenants that may use hazardous or toxic substances in the routine course of their businesses. In general, these tenants have covenanted in their leases with us to use these substances, if any, in compliance with all environmental laws and have agreed to indemnify us for any damages that we may suffer as a result of their use of such substances. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Finally, one of our properties has contained asbestos-containing building materials, or ACBM, and another property may have contained such materials based on the date of its construction. Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts by very sophisticated hacking organizations. A cybersecurity attack could compromise the confidential information of our employees, tenants, and vendors. Additionally, we rely on a number of service providers and vendors, and cybersecurity risks at these service providers and vendors create additional risks for our information and business. A successful attack could lead to identity theft, fraud or other disruptions to our business operations, any of which may negatively affect our results of operations.

We employ a number of measures to prevent, detect and mitigate these threats. These prevention measures include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and penetration testing. We conduct periodic assessments of (i) the nature, sensitivity and location of information that we collect, process and store and the technology systems we use; (ii) internal and external cybersecurity threats to and vulnerabilities of our information and technology systems; (iii) security controls and processes currently in place; (iv) the impact should our technology systems become compromised; and (v) the effectiveness of our management of cybersecurity risk. The results of these assessments are used to create and implement a strategy designed to prevent, detect and respond to cybersecurity threats. However, there is no guarantee such efforts will be successful in preventing a cyber-attack.

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

Our declaration of trust authorizes our Board of Trustees to, among other things, issue additional common shares without shareholder approval. The issuance of substantial numbers of our common shares in the public market or the perception that such issuances might occur could adversely affect the per share trading price of our common shares. In addition, any such issuance could dilute our existing shareholders' interests in our company. Furthermore, if our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2015, we had outstanding 83,334,865 common shares, and substantially all of these shares are freely tradable.  In addition, 1,901,278 units of our Operating Partnership were owned by our executive officers and other individuals as of December 31, 2015, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC to register common shares issued (or issuable upon redemption of units in our Operating

Partnership) in our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

Our future success depends, to a significant extent, upon the continued services of our existing executive officers.  Our executive officers’ experience in real estate acquisition, development and finance are critical elements of our future success. We have employment agreements with each of our executive officers.  The term of each employment agreement runs through June 30, 2017, with automatic one-year renewals each July 1st thereafter unless either we or the officer elects not to renew them.  If one or more of our key executives were to die, become disabled or otherwise leave the company's employ, we may not be able to replace this person with an executive officer of equal skill, ability, and industry expertise within a reasonable timeframe. Until suitable replacements could be identified and hired, our operations and financial condition could be impaired.

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

Maryland law provides that a director or officer has limited liability in that capacity if he or she performs his or her duties in good faith and in a manner that he or she reasonably believes to be in our best interests and that an ordinarily prudent person in a like position would use under similar circumstances. Our declaration of trust and bylaws require us to indemnify our trustees and officers for actions taken by them in those capacities to the extent permitted by Maryland law.

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

The stock markets (including The New York Stock Exchange, or the “NYSE,” on which we list our common shares) have experienced significant price and volume fluctuations. The market price of our common shares could be similarly volatile, and investors in our shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

•	our financial condition and operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication by securities analysts of research reports about us or our industry;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry including tax reform;

•	speculation in the press or investment community;

•	actions by institutional shareholders or hedge funds;

•	increases or decreases in dividends;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

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

Future offerings of debt securities, which would be senior to our equity securities, may adversely affect the market prices of our common shares.

In the future, we may attempt to increase our capital resources by making offerings of debt securities, including unsecured notes, medium term notes, senior or subordinated notes. Debt securities will generally be entitled to receive interest payments, both current and in connection with any liquidation or sale, prior to the holders of our common shares are entitled to receive distributions. Future offerings of debt securities, or the perception that such offerings may occur, may reduce the market prices of our common shares and/or the distributions that we pay with respect to our common shares. Because we may generally issue any such debt securities in the future without obtaining the consent of our shareholders, our shareholders will bear the risk of our future offerings reducing the market prices of our equity securities.

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

We believe that we have qualified for taxation as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004.  We intend to continue to meet the requirements for qualification and taxation as a REIT, but we cannot assure shareholders that we will qualify as a REIT. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. As a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains). The fact that we hold substantially all of our assets through our Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status, and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

If we fail to qualify as a REIT for federal income tax purposes and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. Since we were the successor to Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") for federal income tax purposes as a result of our merger, the rule against re-electing REIT status following a loss of such status also would apply to us if Inland Diversified failed to qualify as a REIT in any of its 2011 through 2014 tax years.  Although Inland Diversified believed that it was organized and operated in conformity with the requirements for qualification and taxation as a REIT for each of its taxable years prior to the Merger with us, Inland Diversified did not request a ruling from the IRS that it qualified as a REIT and thus no assurance can be given that it qualified as a REIT.

If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. If we fail to qualify as a REIT, such failure would cause an event of default under our unsecured revolving credit facility and unsecured term loans and may adversely affect our ability to raise capital and to service our debt.  This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.  If Inland Diversified failed to qualify as a REIT for a taxable year before the Merger or that includes the Merger and no relief is available, in connection with the Merger we would succeed to any earnings and profits accumulated by Inland Diversified for taxable periods that it did not qualify as a REIT, and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including significant interest payments to the IRS) to eliminate such earnings and profits.

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

If Inland Diversified failed to qualify as a REIT for a taxable year before the Merger or that includes the Merger and no relief is available, as a result of the Merger (a) we would inherit any corporate income tax liabilities of Inland Diversified for Inland Diversified’s open tax years (generally three years or Inland Diversified’s 2011 through 2014 tax years but possibly extending back six years or Inland Diversified’s initial 2009 tax year through its 2014 tax year), including penalties and interest, and (b) we would be subject to tax on the built-in gain on each asset of Inland Diversified existing at the time of the Merger if we were to dispose of the Inland Diversified asset within five years following the Merger (i.e. before  July 1, 2019).

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

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets (each such hedge, a "Borrowing Hedge") or manages the risk of certain currency fluctuations (each such hedge, a "Currency Hedge"), and such instrument is properly identified under applicable Treasury Regulations. Effective for taxable years beginning after December 31, 2015 the exclusion from 95% and 75% gross income tests also will apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new properly identified hedging transaction to offset the prior hedging position. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the taxable REIT subsidiary.

Complying with the REIT requirements may cause us to forgo and/or liquidate otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our shareholders and the ownership of our shares. To meet these tests, we may be required to take actions we would otherwise prefer not to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forgo investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could reduce our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our investment performance.

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

We believe that our Operating Partnership is organized and operated in a manner so as to be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. As a partnership, our Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of our Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge our Operating Partnership’s status as a partnership for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.

New partnership tax audit rules could have a material adverse effect on us.

The recently enacted Bipartisan Budget Act of 2015 changes the rules applicable to federal income tax audits of partnerships. Under the new rules (which are generally effective for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner's distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. Although it is uncertain how these new rules will be implemented, it is possible that they could result in partnerships in which we directly or indirectly invest being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we, as a REIT, may not otherwise have been required to pay additional corporate-level taxes had we owned the assets of the partnership directly. The new partnership tax audit rules will apply to the Operating Partnership and its subsidiaries that are classified as partnerships for federal income tax purposes. The changes created by these new rules are sweeping and in many respects dependent on the promulgation of future regulations and other guidance by the U.S. Department of the Treasury, or the Treasury, and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Retail Operating Properties

As of December 31, 2015, we owned interests in a portfolio of 110 retail operating properties totaling approximately 22.0 million square feet of total Gross Leasable Area (“GLA”) (including approximately 6.7 million square feet of non-owned anchor space).  The following tables set forth more specific information with respect to our retail operating properties as of December 31, 2015:

Property[1]	MSA	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per Sq. ft.	Major Owned Tenants	Major Non-owned Tenants
			Total	Anchors	Shops	Total	Anchors	Shops
Alabama
Clay Marketplace	Birmingham	1966/2003	66,165	44,840	21,325	93.0%	100.0%	78.4%	$12.25	Publix
Trussville Promenade	Birmingham	1999	446,484	354,010	92,474	93.3%	100.0%	67.5%	9.05	Wal-Mart, Regal Cinemas, Marshalls, Big Lots, PetSmart, Dollar Tree	Kohl's, Sam's Club
Arizona
The Corner	Tucson	2008	79,902	55,883	24,019	100.0%	100.0%	100.0%	28.05	Nordstrom Rack, Total Wine & More	Home Depot
Connecticut
Crossing at Killingly Commons[3]	Killingly	2010	208,929	148,250	60,679	96.0%	100.0%	86.2%	16.33	TJ Maxx, Bed Bath & Beyond, Michaels, Petco, Staples, Stop & Shop Supermarket, Lowe's Home Improvement	Target
Florida
12th Street Plaza	Vero Beach	1978/2003	135,016	121,376	13,640	99.0%	100.0%	89.7%	9.67	Publix, Stein Mart, Tuesday Morning, Sunshine Furniture, Planet Fitness
Bayport Commons	Tampa	2008	97,193	71,540	25,653	95.4%	100.0%	82.6%	15.90	Gander Mountain, PetSmart, Michaels	Target
Bolton Plaza	Jacksonville	1986/2014	165,555	136,195	29,360	93.4%	100.0%	62.5%	9.48	LA Fitness, Academy Sports, Marshalls
Burnt Store Promenade	Punta Gorda	1989	95,543	45,600	49,943	76.8%	100.0%	55.6%	8.66	Publix	Home Depot
Centre Point Commons	Bradenton	2007	119,275	93,574	25,701	100.0%	100.0%	100.0%	16.98	Best Buy, Dick's Sporting Goods, Office Depot	Lowe's Home Improvement
Cobblestone Plaza	Ft Lauderdale	2011	133,213	68,169	65,044	100.0%	100.0%	100.0%	26.39	Whole Foods, Party City, All Pets Emporium
Colonial Square	Fort Myers	2010	182,354	146,283	36,071	92.2%	100.0%	60.6%	14.02	Around the Clock Fitness, Dollar Tree, Hobby Lobby, Petsmart, Sports Authority, Kohl's
Cove Center	Stuart	1984/2008	155,063	130,915	24,148	94.9%	100.0%	67.2%	9.02	Publix, Beall's, Ace Hardware
Delray Marketplace[3]	Delray	2013	260,092	118,136	141,956	93.9%	100.0%	88.8%	24.79	Franks Theater, Publix, Jos. A. Bank, Carl's Patio, Chicos, Charming Charlie, Ann Taylor
Estero Town Commons	Naples	2006	25,631	—	25,631	77.4%	—%	77.4%	15.86		Lowe's Home Improvement
Gainesville Plaza	Gainesville	1970/2015	162,659	125,128	37,531	81.6%	100.0%	20.3%	9.02	Ross Dress for Less, Burlington Coat Factory, 2nd and Charles, Save a Lot
Hunter's Creek Promenade	Orlando	1994	119,729	55,999	63,730	98.9%	100.0%	97.9%	13.84	Publix
Indian River Square	Vero Beach	1997/2004	142,706	109,000	33,706	95.9%	100.0%	82.8%	11.06	Beall's, Office Depot, Dollar Tree	Target
International Speedway Square	Daytona	1999/2013	233,495	203,457	30,038	99.5%	100.0%	96.0%	11.17	Bed, Bath & Beyond, Stein Mart, Old Navy, Staples, Michaels, Dick’s Sporting Goods, Total Wine & More, Shoe Carnival
King's Lake Square	Naples	1986/2014	87,073	57,131	29,942	96.2%	100.0%	88.9%	16.93	Publix, Royal Fitness
Lake City Commons	Lake City	2008	66,510	45,600	20,910	94.3%	100.0%	81.9%	14.04	Publix
Lake City Commons - Phase II	Lake City	2011	16,291	12,131	4,160	100.0%	100.0%	100.0%	14.99	Petsmart
Lake Mary Plaza	Orlando	2009	21,370	14,880	6,490	100.0%	100.0%	100.0%	37.01	Walgreens
Lakewood Promenade	Jacksonville	1948/1998	199,577	77,840	121,737	84.1%	100.0%	74.0%	12.20	SteinMart, Winn Dixie
Lithia Crossing	Tampa	2003/2013	90,499	53,547	36,952	100.0%	100.0%	100.0%	14.89	Stein Mart, Fresh Market
Miramar Square	Ft Lauderdale	2008	224,794	137,505	87,289	86.6%	85.5%	88.5%	15.85	Kohl's, Miami Children's Hospital, Dollar General
Northdale Promenade	Tampa	1985/2002	177,925	128,269	49,656	92.4%	100.0%	72.7%	11.93	TJ Maxx, Bealls, Crunch Fitness	Winn Dixie
Palm Coast Landing	Palm Coast	2010	168,297	100,822	67,475	96.7%	100.0%	91.9%	18.02	Michaels, Petsmart, Ross Dress for Less, TJ Maxx, Ulta Salon	Target
Pine Ridge Crossing	Naples	1993	105,867	66,351	39,516	97.8%	100.0%	94.1%	16.47	Publix, Party City	Beall's, Target

Property[1]	MSA	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per Sq. ft.	Major Owned Tenants	Major Non-owned Tenants
			Total	Anchors	Shops	Total	Anchors	Shops
Pleasant Hill Commons	Orlando	2008	70,642	45,600	25,042	93.5%	100.0%	81.6%	$14.36	Publix
Publix at St. Cloud	St. Cloud	2003	78,820	54,379	24,441	100.0%	100.0%	100.0%	13.02	Publix
Riverchase Plaza	Naples	1991/2001	78,291	48,890	29,401	100.0%	100.0%	100.0%	15.72	Publix
Saxon Crossing	Orange City	2009	119,894	95,304	24,590	98.6%	100.0%	93.1%	14.71	Hobby Lobby, LA Fitness	Lowe's Home Improvement, Target
Shops at Eagle Creek	Naples	1983/2013	70,755	50,187	20,568	91.4%	100.0%	70.4%	14.98	Fresh Market, Staples	Lowe's Home Improvement
Shops at Eastwood	Orlando	1997	69,037	51,512	17,525	98.2%	100.0%	92.7%	12.70	Publix
Shops at Julington Creek	Jacksonville	2011	40,207	21,038	19,169	96.4%	100.0%	92.5%	18.65	Fresh Market
Tarpon Springs Plaza	Naples	2007	82,547	60,151	22,396	96.6%	100.0%	87.5%	21.89	World Market, Staples	Target
Temple Terrace	Temple Terrace	2012	90,377	58,798	31,579	100.0%	100.0%	100.0%	10.83	Sweetbay, United Parcel Service
The Landing at Tradition	Port St Lucie	2007	359,758	290,396	69,362	95.0%	100.0%	74.2%	14.8	TJ Maxx, Ulta Salon, Babies R Us, Bed Bath & Beyond, LA Fitness, Michaels, Office Max, Old Navy, Petsmart, Pier 1, Sports Authority, DSW	Target
Tradition Village Center	Port St Lucie	2006	84,982	45,600	39,382	94.2%	100.0%	87.4%	16.39	Publix
Village Walk	Fort Myers	2009	78,533	54,340	24,193	93.8%	100.0%	80.0%	15.76	Publix
Waterford Lakes Village	Orlando	1997	77,948	51,703	26,245	100.0%	100.0%	100.0%	12.90	Winn-Dixie
Georgia
Mullins Crossing	Evans	2005	251,712	205,716	45,996	100.0%	100.0%	100.0%	11.97	Ross Dress for Less, Babies R Us, Kohls, La-Z Boy, Marshalls, Office Max, Petco	Target
Publix at Acworth	Atlanta	1996	69,628	37,888	31,740	98.3%	100.0%	96.2%	12.01	Publix
The Centre at Panola	Atlanta	2001	73,079	51,674	21,405	100.0%	100.0%	100.0%	12.68	Publix
Illinois
Fox Lake Crossing	Chicago	2002	99,072	65,977	33,095	88.9%	100.0%	66.8%	13.58	Dominick's Finer Foods, Dollar Tree
Naperville Marketplace	Chicago	2008	83,793	61,683	22,110	98.1%	100.0%	92.6%	13.27	TJ Maxx, PetSmart
South Elgin Commons	Chicago	2011	128,000	128,000	—	100.0%	100.0%	—%	14.50	LA Fitness, Ross Dress for Less, Toy R Us	Caputo's
Indiana
54th & College	Indianapolis	2008	—	—	—	—%	—%	—%	—	The Fresh Market (ground lease)
Beacon Hill	Crown Point	2006	56,897	11,043	45,854	94.4%	100.0%	93.0%	14.97	Anytime Fitness	Strack & Van Till, Walgreens
Bell Oaks Centre	Newburgh	2008	94,811	74,122	20,689	98.5%	100.0%	93.0%	11.86	Schnuck Market
Boulevard Crossing	Kokomo	2004	124,631	74,440	50,191	95.7%	100.0%	89.4%	14.38	Petco, TJ Maxx, Ulta Salon, Shoe Carnival	Kohl's
Bridgewater Marketplace	Indianapolis	2008	40,431	14,593	25,838	63.7%	100.0%	43.2%	16.52		Walgreens
Castleton Crossing	Indianapolis	1975/2012	291,172	247,710	43,462	96.8%	100.0%	78.5%	11.13	K&G Menswear, Value City, TJ Maxx/Home Goods, Shoe Carnival, Dollar Tree, Burlington Coat Factory
Cool Creek Commons	Indianapolis	2005	124,646	53,600	71,046	95.6%	100.0%	92.2%	17.55	The Fresh Market, Stein Mart
Depauw University Bookstore and Café	Greencastle	2012	11,974	—	11,974	100.0%	—%	100.0%	8.36	Folletts, Starbucks
Eddy Street Commons	South Bend	2009	87,991	20,154	67,837	94.2%	100.0%	92.4%	24.05	Hammes Bookstore, Urban Outfitters
Geist Pavilion	Indianapolis	2006	63,910	29,700	34,210	96.2%	100.0%	92.8%	16.35	Goodwill, Ace Hardware

Property[1]	MSA	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per Sq. ft.	Major Owned Tenants	Major Non-owned Tenants
			Total	Anchors	Shops	Total	Anchors	Shops
Glendale Town Center	Indianapolis	1958/2008	393,002	329,546	63,456	98.4%	100.0%	90.2%	$7.22	Macy’s, Landmark Theaters, Staples, Indianapolis Library, Nexus Academy of Indianapolis	Lowe's Home Improvement, Target, Walgreens
Greyhound Commons	Indianapolis	2005	9,152	—	9,152	100.0%	—%	100.0%	18.20		Lowe's Home Improvement Center
Lima Marketplace	Fort Wayne	2008	100,461	71,521	28,940	89.7%	100.0%	64.1%	14.27	Aldi, Dollar Tree, Office Depot, Pestmart	Wal-Mart
Rangeline Crossing	Indianapolis	1986/2013	99,282	47,962	51,320	91.6%	100.0%	83.7%	21.50	Earth Fare, Walgreens
Rivers Edge	Indianapolis	2011	149,209	117,890	31,319	100.0%	100.0%	100.0%	20.19	Nordstrom Rack, The Container Store, Arhaus Furniture, Bicycle Garage of Indy, Buy Buy Baby
Stoney Creek Commons	Indianapolis	2000/2013	84,330	84,330	—	100.0%	100.0%	—%	12.39	HH Gregg, Goodwill, LA Fitness	Lowe's Home Improvement Center
Traders Point	Indianapolis	2005	279,684	238,721	40,963	98.7%	100.0%	91.2%	15.02	Dick's Sporting Goods, AMC Theatre, Marsh Supermarkets, Bed, Bath & Beyond, Michaels, Old Navy, PetSmart, Books-A-Million
Traders Point II	Indianapolis	2005	46,099	—	46,099	92.2%	—%	92.2%	24.98
Whitehall Pike	Bloomington	1999	128,997	128,997	—	100.0%	100.0%	—%	7.86	Lowe's Home Improvement Center
Nevada
Cannery Corner[3]	Las Vegas	2008	30,745	—	30,745	96.4%	—%	96.4%	34.41		Lowe's Home Improvement, Sam's Club
Centennial Center[3]	Las Vegas	2002	334,705	158,335	176,370	93.6%	100.0%	87.8%	22.89	Wal-Mart, Sam's Club, Ross Dress for Less, Big Lots, Famous Footwear, Michaels, Office Max, Party City, Petco, Rhapsodielle, Home Depot
Centennial Gateway[3]	Las Vegas	2005	192,999	139,861	53,138	84.6%	82.1%	91.1%	23.58	24 Hour Fitness, Sportsman's Warehouse, Walgreens
Eastern Beltway Center[3]	Las Vegas	1998/2006	162,444	83,982	78,462	97.4%	100.0%	94.6%	23.49	Home Consignment Center, Office Max, Petco, Ross Dress for Less, Sam's Club, Wal-Mart	Home Depot
Eastgate[3]	Las Vegas	2002	96,589	53,030	43,559	92.8%	100.0%	84.0%	22.01	99 Cent Only Store, Office Depot, Party City	Wal-Mart
Lowe's Plaza[3]	Las Vegas	2007	30,208	—	30,208	44.4%	—%	44.4%	32.08		Lowe's Home Improvement, Sam's Club
Rampart Commons	Las Vegas	1998	81,292	29,265	52,027	96.9%	100.0%	95.2%	26.49	Ann Taylor, Chico's, Francesca's Collection, Banana Republic, Pottery Barn, Williams Sonoma
New Hampshire
Merrimack Village Center	Merrimack	2007	78,892	54,000	24,892	97.7%	100.0%	92.8%	12.79	Supervalue (Shaw's)
New Jersey
Bayonne Crossing	Bayonne	2011	106,383	52,219	54,164	100.0%	100.0%	100.0%	28.62	Michaels, New York Sports Club, Lowe's Home Impovement, Wal-Mart
Livingston Shopping Center	Newark	1997	139,657	133,177	6,480	95.3%	100.0%	—%	19.77	Cost Plus, Buy Buy Baby, Nordstrom Rack, DSW, TJ Maxx, Ulta
North Carolina
Holly Springs Towne Center	Holly Springs	2013	207,527	109,233	98,294	96.8%	100.0%	93.3%	17.10	Dick's Sporting Goods, Marshalls, Petco, Ulta Salon, Michaels	Target
Memorial Commons	Golsboro	2008	111,271	73,876	37,395	98.3%	100.0%	95.0%	12.59	Harris Teeter, Office Depot

Property[1]	MSA	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per Sq. ft.	Major Owned Tenants	Major Non-owned Tenants
			Total	Anchors	Shops	Total	Anchors	Shops
Northcrest Shopping Center	Charlotte	2008	133,674	76,053	57,621	88.9%	86.2%	92.5%	$22.04	REI, David's Bridal, Dollar Tree, Old Navy	Target
Oleander Place	Wilmington	2012	45,530	30,144	15,386	100.0%	100.0%	100.0%	16.09	Whole Foods
Perimeter Woods	Charlotte	2008	126,153	105,262	20,891	96.8%	100.0%	80.7%	20.48	Best Buy, Off Broadway Shoes, Office Max, Petsmart, Lowe's Home Improvement
Parkside Town Commons - Phase I	Cary	2015	55,463	22,500	32,963	79.5%	55.6%	95.8%	25.33	Harris Teeter, Petco	Target
Toringdon Market	Charlotte	2004	60,539	26,072	34,467	100.0%	100.0%	100.0%	20.33	Earth Fare
Ohio
Eastgate Pavilion	Cincinnati	1995	236,230	231,730	4,500	100.0%	100.0%	100.0%	8.93	Best Buy, Dick's Sporting Goods, Value City Furniture, PetSmart, DSW, Bed Bath & Beyond
Oklahoma
Belle Isle	Oklahoma City	2000	164,372	92,783	71,589	98.5%	100.0%	96.6%	16.93	Shoe Carnival, Old Navy, Ross Stores, Nordstrom Rack, Babies R Us	Wal-Mart
Shops at Moore	Moore	2010	259,692	187,916	71,776	99.9%	100.0%	99.6%	12.32	Bed Bath and Beyond, Best Buy, Dustee's Fashion Accessories, Hobby Lobby, Office Depot, Petsmart, Ross Dress for Less	JC Penney
Silver Springs Pointe	Oklahoma City	2001	48,444	20,515	27,929	83.9%	100.0%	72.1%	15.84	Kohls, Office Depot	Wal-Mart, Sam's Club, Home Depot
University Town Center	Norman	2009	158,518	77,097	81,421	96.2%	100.0%	92.7%	17.65	Office Depot, Petco, TJ Maxx, Ulta Salon	Target
University Town Center Phase II	Norman	2012	190,494	133,546	56,948	93.6%	100.0%	78.5%	11.92	Academy Sports, DSW, Home Goods, Michaels, Kohls
South Carolina
Hitchcock Plaza	Aiken	2006	252,370	214,480	37,890	90.8%	89.7%	97.4%	10.05	TJ Maxx, Ross Dress for Less, Academy Sports, Bed Bath and Beyond, Farmers Home Furniture, Old Navy, Petco
Shoppes at Plaza Green	Greenville	2000	194,807	172,136	22,671	94.7%	94.1%	100.0%	12.83	Bed Bath & Beyond, Christmas Tree Shops, Sears, Party City, Shoe Carnival, AC Moore, Old Navy
Publix at Woodruff	Greenville	1997	68,055	47,955	20,100	100.0%	100.0%	100.0%	10.67	Publix
Tennessee
Cool Springs Market	Nashville	1995	230,948	167,712	63,236	100.0%	100.0%	100.0%	14.67	Dick's Sporting Goods, Marshalls, Buy Buy Baby, DSW, Staples, Jo-Ann Fabric	Kroger
Hamilton Crossing - Phase II & III	Alcoa	2008	175,464	135,737	39,727	100.0%	100.0%	100.0%	14.65	Dicks Sporting Goods, Michaels, Old Navy, Petsmart, Ross Dress for Less
Texas
Burlington Coat Factory	San Antonio	1992/2000	107,400	107,400	—	100.0%	100.0%	—	5.00	Burlington Coat Factory
Chapel Hill Shopping Center	Fort Worth	2001	126,755	43,450	83,305	97.8%	100.0%	96.7%	27.62	H-E-B Grocery, The Container Store, Cost Plus World Market
Colleyville Downs	Dallas	2014	185,848	142,073	43,775	93.3%	100.0%	71.6	12.39	Whole Foods, Westlake Hardware, Vineyard's Antique Mall, Goody Goody Liqour, Petco
Kingwood Commons	Houston	1999	164,366	74,836	89,530	99.1%	100.0%	98.3%	19.27	Randall's Food and Drug, Petco, Chico's, Talbots, Ann Taylor, Jos. A. Bank
Market Street Village	Fort Worth	1970/2011	156,625	136,746	19,879	100.0%	100.0%	100.0	12.04	Jo-Ann Fabric, Ross, Office Depot, Buy Buy Baby

Property[1]	MSA	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per Sq. ft.	Major Owned Tenants	Major Non-owned Tenants
			Total	Anchors	Shops	Total	Anchors	Shops
Plaza at Cedar Hill	Dallas	2000/2010	303,458	244,065	59,393	100.0%	100.0%	100.0%	$12.64	Sprouts Farmers Market, DSW, Ross Dress for Less, Hobby Lobby, Office Max, Marshalls, Toys “R” Us/Babies “R” Us
Plaza Volente	Austin	2004	156,333	105,000	51,333	93.8%	100.0%	81.2	16.87	H-E-B Grocery
Portofino Shopping Center	Houston	1999/2010	379,637	211,858	167,779	92.2%	100.0%	82.3%	17.84	DSW, Michaels, Sports Authority, Lifeway Christian Store, SteinMart, Petsmart, Old Navy, TJ Maxx	Sam's Club
Sunland Towne Centre	El Paso	1996/2014	306,437	265,037	41,400	98.9%	100.0%	91.7%	11.67	Sprouts Farmers Market, PetSmart, Ross, Kmart, Bed Bath & Beyond, Specs Fine Wines
Waxahachie Crossing	Waxahachie	2010	97,127	72,191	24,936	100%	100.0%	100.0%	14.64	Best Buy, Petsmart, Ross Dress for Less	Home Depot, JC Penney
Westside Market	Dallas	2013	93,377	70,000	23,377	100%	100.0%	100.0%	16.12	Randall's Tom Thumb
Wheatland Town Crossing	Dallas	2012	194,727	142,302	52,425	98.1%	100.0%	92.8%	12.64	Conn's, Dollar Tree, Office Depot, Party City, Petsmart, Ross Dress for Less, Shoe Carnival	Target, Aldi
Utah
Draper Crossing	Draper	2012	164,098	115,916	48,182	95.9%	100.0%	86.1%	14.58	TJ Maxx, Dollar Tree, Downeast Home, Smiths
Draper Peaks	Draper	2012	220,594	101,464	119,130	95%	100.0%	90.7%	18.66	Michaels, Office Depot, Petco, Quilted Bear, Ross Dress for Less	Kohl's
Virginia
Landstown Commons	Virginia Beach	2007	399,047	217,466	181,581	92.5%	95.3%	89.1%	19.00	Bed Bath & Beyond, Best Buy, Books-A-Million, Five Below, Office Max, Pestmart, Rack Room, Ulta, Walgreens, Kirkland	Kohl's
Wisconsin
Village at Bay Park	Ashwaubenon	2005	82,254	23,878	58,376	83.5%	100.0%	76.7%	14.51	DSW, JC Penney

Total			15,292,509	10,447,894	4,844,615	95.4%	99.0%	87.6%	$15.22

____________________
1	All properties are wholly owned, except as indicated. Unless otherwise noted, each property is owned in fee simple by the Company.
2	Percentage of Owned GLA Leased reflects Owned GLA/NRA leased as of December 31, 2015, except for Greyhound Commons and 54th & College.
3	Operating property is a joint venture.

Operating Office Properties

As of December 31, 2015, we owned interests in one office operating property and an associated parking garage totaling 0.4 million square feet of net rentable area (“NRA”).  The following sets forth more specific information with respect to the Company’s office and parking properties as of December 31, 2015:

OPERATING OFFICE PROPERTIES

($ in thousands)
Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Owned NRA	Percentage Of Owned NRA Leased	Annualized Base Rent[1]	Percentage of Annualized Office Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants
Office and Parking Properties
Thirty South Meridian[2]	Indianapolis	1905/2002	Redeveloped	287,928	94.8%	$4,889	78.9%	$17.90	Indiana Supreme Court, City Securities, Kite Realty Group, Lumina Foundation
Union Station Parking Garage[3]	Indianapolis	1986	Acquired	N/A	N/A	N/A	N/A	N/A	Denison Parking
Stand-alone office components of retail projects
Eddy Street Office (part of Eddy Street Commons)[4]	South Bend	2009	Developed	81,628	100.0%	$1,188	19.2%	$14.56	University of Notre Dame Offices
Tradition Village Office (part of Tradition Village Square)	Port St. Lucie	2006	Acquired	24,917	36.6%	116	1.9%	12.68
Total				394,473	92.2%	$6,193	100.0%	$17.02

____________________
1	Annualized Base Rent represents the monthly contractual rent for December 2015 for each applicable property, multiplied by 12.
2
Annualized Base Rent includes $723,216 from the Company and subsidiaries as of December 31, 2015, which is eliminated in consolidation for purposes of our consolidated financial statement presentation.

3	The garage is managed by a third party.
4	The Company also owns the Eddy Street Commons retail shopping center in South Bend, Indiana, along with a parking garage that serves a hotel and the office and retail components of the property.

Development Projects

     In addition to our operating retail properties and office properties, as of December 31, 2015, we owned interests in three development projects currently under construction.  The following sets forth more specific information with respect to the Company’s retail development properties as of December 31, 2015:

($ in thousands)
Under Construction:
Project	Company Ownership %	MSA	Projected Stabilization Date[1]	Projected Owned GLA[2]	Projected Total GLA[3]	Percent of Owned GLA Occupied[4]	Percent of Owned GLA Pre-Leased/ Committed[5]	Total Estimated Project Cost	Cost Incurred as of December 31, 2015[6]	Major Tenants and Non-owned Anchors
Holly Springs Towne Center, NC - Phase II	100%	Raleigh	2H 2016	122,001	154,001	24.1%	83.9%	$47,500	$35,943	Target (non-owned), Carmike Cinemas, Bed Bath & Beyond, DSW
Parkside Town Commons, NC - Phase II	100%	Raleigh	Mid 2016	297,436	347,801	60.5%	86.1%	81,200	75,889	Frank Theatres, Golf Galaxy, Field & Stream, Stein Mart, Chuy's, Starbucks, Panera Bread
Tamiami Crossing, FL	100%	Naples	2H 2016	121,578	141,578	0.0%	100.0%	44,000	33,576	Stein Mart, Ross, Marshalls, Michaels, PetSmart, Ulta
Total				541,015	643,380	38.7%	88.7%	$172,700	$145,408
Cost incurred as of December 31, 2015 included in Construction in Progress on the balance sheet									$91,733

____________________
1	Stabilization date represents the sooner of one year from project opening date and / or substantially occupied.
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
5
Excludes outlot land parcels owned by the Company and ground leased to tenants. Includes leases under negotiation for approximately 16,728 square feet for which the Company has signed non-binding letters of intent.

6	Cost incurred is reclassified to fixed assets on the consolidated balance sheet on a pro-rata basis as portions of the asset are placed in service.
7	Additional NOI relating to redevelopment projects moved to the operating portfolio as near stabilization.

Redevelopment, Reposition, Repurpose Projects

In addition to our development projects, as displayed in the table above, we are also currently evaluating potential redevelopment, repositioning, and repurposing of several operating properties.

($ in thousands)
REDEVELOPMENT	Location	Description
Bolton Plaza	Jacksonville	Second phase; replace existing vacant shop space with 22,000 square foot junior anchor and center upgrades.
Bridgewater	Indianapolis	Second phase; creation of new outparcel building to relocate existing shop space. Replacing vacant shop space with 15,000 square foot junior anchor.
Burnt Store Promenade	Punta Gorda	New building construction of current grocer into 45,000 square foot space. New 20 year lease and center upgrades.
City Center*	White Plains	Pending construction start to reactivate street level retail components and enhance overall shopping experience within multilevel project.
Courthouse Shadows*	Naples	Recapture of natural lease expiration; demolition of the site to add a large format single tenant ground lease as well as an additional outparcel development.
Fishers Station*	Indianapolis	Demolition, expansion, and replacement of previous anchor.
Hamilton Crossing Centre*	Indianapolis	Recapture of lease expiration; substantially enhancing merchandising mix and replacing available space with new movie theatre for entertainment.
Portofino Shopping Center	Houston	Multiple phase project. Addition of two small shop buildings and a 33,000 square foot junior anchor. Also rightsizing of a 25,000 square foot junior anchor.
Rampart Commons	Las Vegas	Addition of new tenants replacing expiring leases. Upgrades to building façades and hardscape through the center.
Targeted Return **		9.5% - 10.5%
Expected Cost		$75,000 - $80,000

REPOSITION[1]	Location	Description
Castleton Crossing	Indianapolis	Creation of new outparcel small shop building.
Centennial Center	Las Vegas	General building enhancements including improved access of main entry point. Addition of two restaurants to anchor the small shop building.
Centennial Gateway	Las Vegas	Recapture of a 13,950 square foot anchor location to provide retenanting opportunity to enhance overall quality of the center; also includes additional structural improvements and building upgrades.
Hitchcock Plaza	Aiken	Replacing vacant space with building conversion for two junior anchors and incremental shop space.
Landstown Commons	Virginia Beach	Relocation of Starbucks to create drive through. General improvement of the main street area, including façade improvements and addition of pedestrian elements.
Northdale Promenade	Tampa
Multi-phase project involving rightsizing of an existing shop tenant to accommodate construction of new junior anchor, and the demolition of shop space to add another junior anchor, enhance space visibility, and improve overall small shop mix.

Shops at Moore	Oklahoma City	Expansion of existing vacant space to be reconstructed and occupied with the addition of a new junior anchor.
Tarpon Bay	Naples	Recapture of a junior anchor space to enhance merchandising mix and cross shopping experience; also, upgrading exterior of the center and other building improvements.
Trussville Promenade[2]	Birmingham	Replacing existing small shops with 22,000 square foot junior anchor.
Targeted Return **		9.5% - 10.5%
Expected Cost		$35,000 - $40,000

REPURPOSE	Location	Description
Beechwood Promenade*	Athens	Contemplating a mixed use opportunity for recaptured space given dynamic college town environment.
The Corner*	Indianapolis	Creation of a mixed use (retail and multi-family) development replacing an unanchored small shop center.
Targeted Return **		9.0% - 10.0%
Expected Cost		$20,000 - $25,000

Total Targeted Return		9.0% - 11.0%
Total Expected Cost		$130,000 - $145,000

____________________
1	Reposition refers to less substantial asset enhancements based on internal costs.
2	Repositioning refers to Trussville I.
*	Asterisk represents assets removed from the operating portfolio and in final planning stage. Projected cost and projected ROI will be added upon commencement of construction.
**
These opportunities are merely potential at this time and are subject to various contingencies, many of which are beyond the Company's control. Targeted return is based upon our current expectations of capital expenditures, budgets, anticipated leases and certain other factors relating to such opportunities. The actual return on these investments may not meet our expectations.

Tenant Diversification

No individual retail or office tenant accounted for more than 3.4% of the portfolio’s annualized base rent for the year ended December 31, 2015. The following table sets forth certain information for the largest 10 tenants and non-owned anchor tenants (based on total GLA) open for business or for which ground lease payments are being made at the Company’s retail properties based on minimum rents in place as of December 31, 2015:

TOP 10 RETAIL TENANTS BY GROSS LEASABLE AREA

Tenant	Number of Locations	Total GLA	Number of Leases	Company Owned GLA	Ground Lease GLA	Number of Anchor Owned Locations	Anchor Owned GLA
Wal-Mart	14	2,376,540	6	203,742	811,956	8	1,360,842
Target	16	2,301,943	—	—	—	16	2,301,943
Lowe's Home Improvement	14	2,072,666	5	128,997	650,161	9	1,293,508
Publix	18	868,222	18	868,222	—	—	—
Kohls	9	783,599	5	184,516	245,223	4	353,860
TJX Companies[1]	21	634,317	21	634,317	—	—	—
Ross Stores	17	485,673	17	485,673	—	—	—
Bed Bath & Beyond[2]	18	469,772	18	469,772	—	—	—
Dick's Sporting Goods	9	440,502	9	440,502	—	—	—
Petsmart	18	374,127	18	374,127	—	—	—
Total	154	10,807,361	117	3,789,868	1,707,340	37	5,310,153

____________________
1	Includes TJ Maxx, Home Goods and Marshalls, all of which are owned by the same parent company.
2	Includes Buy Buy Baby, Christmas Tree Shops and Cost Plus, all of which are owned by the same parent company.

The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail properties based on minimum rents in place as of December 31, 2015:

TOP 25 TENANTS BY ANNUALIZED BASE RENT

($ in thousands)
Tenant	Number of Stores	Leased GLA/NRA[2]	% of Owned GLA/NRA of the Portfolio	Annualized Base Rent[1]	Annualized Base Rent per Sq. Ft.	% of Total Portfolio Annualized Base Rent
Publix	18	868,222	5.5%	$8,439	$9.72	3.4%
TJX Companies[3]	21	634,317	4.0%	6,431	10.14	2.6%
Petsmart	18	374,127	2.4%	5,513	14.74	2.2%
Bed Bath & Beyond[4]	18	446,372	2.8%	5,399	12.09	2.2%
Ross Stores	17	485,673	3.1%	5,214	10.74	2.1%
Lowe's Home Improvement	5	128,997	0.8%	5,039	6.47	2.1%
Office Depot / Office Max	18	368,482	2.3%	5,018	13.62	2.0%
Dick's Sporting Goods	9	440,502	2.8%	4,658	10.57	1.9%
Michaels	13	278,111	1.7%	3,697	13.29	1.5%
Wal-Mart	6	203,742	1.3%	3,655	3.60	1.5%
LA Fitness	5	208,209	1.3%	3,447	16.56	1.4%
Nordstrom	5	170,545	1.1%	3,122	18.30	1.3%
Best Buy	6	213,604	1.3%	3,024	14.16	1.2%
Kohls	5	184,516	1.2%	2,927	6.81	1.2%
National Amusements	1	80,000	0.5%	2,898	36.22	1.2%
Toys R Us / Babies R Us5	6	179,316	1.1%	2,896	13.79	1.2%
Petco	12	167,455	1.1%	2,747	16.41	1.1%
Walgreens	4	67,212	0.4%	2,099	31.23	0.9%
Frank Theaters	2	122,224	0.8%	2,081	17.02	0.8%
DSW	7	134,681	0.8%	1,938	14.39	0.8%
New York Sports Club	2	86,717	0.5%	1,936	22.32	0.8%
Burlington Coat Factory	3	247,400	1.6%	1,792	7.24	0.7%
Randall's Food & Drugs	3	133,990	0.8%	1,774	13.24	0.7%
Mattress Firm	17	69,258	0.4%	1,773	25.60	0.7%
Old Navy	8	130,404	0.8%	1,762	13.51	0.7%
TOTAL	229	6,424,076	40.4%	$89,277	$11.13	36.4%

____________________
1	Annualized base rent represents the monthly contractual rent for December 31, 2015 for each applicable tenant multiplied by 12. Annualized base rent does not include tenant reimbursements.
2	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.
3	Includes TJ Maxx, Marshalls and HomeGoods, all of which are owned by the same parent company.
4	Includes Buy Buy Baby, Christmas Tree Shops and Cost Plus, all of which are owned by the same parent company.
5	Annualized base rent and percent of total portfolio includes ground lease rent.

Geographic Diversification

The Company owns interests in 118 operating and redevelopment properties consisting of 110 retail properties, six retail redevelopment properties, one office operating property and an associated parking garage. We also own interests in three development properties under construction. The total operating portfolio consists of approximately 17.2 million of owned square feet in 20 states. The following table summarizes the Company’s operating properties by state as of December 31, 2015:

($ in thousands)
	Total Operating Portfolio Excluding Developments and Redevelopments		Developments and Redevelopments		Total Operating Portfolio Including Developments and Redevelopments
	Owned GLA/NRA[1]	Annualized Base Rent	Owned GLA/NRA[1]	Annualized Base Rent	Number of Properties	Owned GLA/NRA[1]	Annualized Base Rent - Ground Leases	Total Annualized Base Rent	Percent of Annualized Base Rent
Florida	4,512,435	$62,699	5,960	$364	39	4,518,395	$3,423	$66,486	25.2%
Texas	2,272,090	32,566	—	—	12	2,272,090	1,071	33,637	12.8%
Indiana	2,186,679	28,854	294,056	2,453	22	2,480,735	1,053	32,361	12.3%
Nevada	928,982	20,245	—	—	7	928,982	3,737	23,982	9.1%
North Carolina	740,157	13,014	541,962	1,699	9	1,282,119	3,029	17,743	6.7%
Oklahoma	821,520	11,399	—	—	5	821,520	1,175	12,574	4.8%
New York	—	—	365,905	9,195	1	365,905	—	9,195	3.5%
Georgia	394,419	4,762	353,970	3,433	4	748,389	473	8,668	3.3%
New Jersey	246,040	5,677	—	—	2	246,040	2,233	7,910	3.0%
Virginia	399,047	7,011	—	—	1	399,047	294	7,306	2.8%
Utah	384,692	6,206	—	—	2	384,692	162	6,367	2.4%
Indiana - Office	369,556	6,077	—	—	2	369,556	—	6,077	2.3%
Tennessee	406,412	5,959	—	—	2	406,412	—	5,959	2.3%
South Carolina	515,232	5,398	—	—	3	515,232	—	5,398	2.0%
Alabama	512,649	4,524	—	—	2	512,649	201	4,725	1.8%
Connecticut	208,929	3,275	—	—	1	208,929	939	4,214	1.6%
Illinois	310,865	4,143	—	—	3	310,865	—	4,143	1.6%
Arizona	79,902	2,241	—	—	1	79,902	—	2,241	0.9%
Ohio	236,230	2,109	—	—	1	236,230	—	2,109	0.8%
Wisconsin	82,254	997	—	—	1	82,254	381	1,377	0.5%
New Hampshire	78,892	986	—	—	1	78,892	85	1,071	0.4%
	15,686,982	$228,142	1,561,853	$17,144	121	17,248,835	$18,256	$263,543	100.0%

____________________
1	Owned GLA/NRA represents gross leasable area or net leasable area owned by the Company. It also excludes the square footage of Union Station Parking Garage.

Lease Expirations

In 2016, leases representing 6.7% of total annualized base rent and 6.5% of total GLA/NRA expire. The following tables show scheduled lease expirations for retail and office tenants and in-process development property tenants open for business as of December 31, 2015, assuming none of the tenants exercise renewal options.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO

($ in thousands)
	Number of Expiring Leases[1]	Expiring GLA/NRA[2]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[3]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2016	247	1,035,946	6.5%	$16,490	6.7%	$15.92	$—
2017	273	1,716,666	10.8%	27,805	11.4%	16.20	226
2018	345	2,165,695	13.7%	35,350	14.5%	16.32	1,588
2019	254	1,668,015	10.5%	24,673	10.1%	14.79	819
2020	245	2,185,112	13.8%	29,339	12.0%	13.43	1,559
2021	180	1,399,263	8.8%	20,677	8.5%	14.78	757
2022	99	937,164	5.9%	15,330	6.3%	16.36	1,048
2023	107	976,817	6.0%	15,100	6.0%	15.46	360
2024	92	1,028,054	6.5%	19,793	8.1%	19.25	381
2025	75	706,087	4.5%	11,838	4.9%	16.77	768
Beyond	104	2,074,143	13.0%	28,892	11.8%	13.93	10,750
	2,021	15,892,962	100.0%	$245,287	100.0%	$15.43	$18,256

____________________
1	Lease expiration table reflects rents in place as of December 31, 2015 and does not include option periods; 2016 expirations include 48 month-to-month tenants. This column also excludes ground leases.
2	Expiring GLA excludes estimated square footage attributable to non-owned structures on land owned by the Company and ground leased to tenants.
3	Annualized base rent represents the monthly contractual rent for December 2015 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL ANCHOR TENANTS1

($ in thousands)
	Number of Expiring Leases[2]	Expiring GLA/NRA[3]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[4]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2016	21	488,781	3.1%	$5,252	2.2%	$10.75	$—
2017	42	1,058,414	6.7%	12,633	5.2%	11.94	—
2018	50	1,388,073	8.8%	16,248	6.7%	11.71	1,194
2019	34	1,100,242	6.9%	10,834	4.4%	9.85	—
2020	42	1,674,340	10.6%	17,209	7.1%	10.28	1,111
2021	36	949,042	6.0%	10,124	4.2%	10.67	289
2022	27	647,329	4.1%	8,625	3.5%	13.32	745
2023	25	664,649	4.1%	7,808	3.1%	11.75	260
2024	22	760,926	4.8%	13,449	5.5%	17.67	260
2025	19	464,436	2.9%	6,221	2.6%	13.40	381
Beyond	45	1,849,490	11.6%	23,308	9.5%	12.60	6,384
	363	11,045,722	69.6%	$131,711	53.8%	$11.92	$10,623

____________________
1	Retail anchor tenants are defined as tenants that occupy 10,000 square feet or more.
2	Lease expiration table reflects rents in place as of December 31, 2015 and does not include option periods.
3	Expiring GLA excludes square footage for non-owned ground lease structures on land we own and ground leased to tenants.
4	Annualized base rent represents the monthly contractual rent for December 2015 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL SHOPS

($ in thousands)
	Number of Expiring Leases[1]	Expiring GLA/NRA[2]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[3]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2016	224	539,251	3.3%	$11,155	4.5%	$20.69	$—
2017	229	575,142	3.6%	13,672	5.6%	23.77	226
2018	293	759,785	4.8%	18,714	7.7%	24.63	394
2019	219	562,520	3.6%	13,738	5.6%	24.42	819
2020	200	496,261	3.1%	11,841	4.8%	23.86	448
2021	143	444,059	2.8%	10,412	4.3%	23.45	469
2022	69	238,789	1.5%	5,831	2.4%	24.42	304
2023	80	279,180	1.7%	6,667	2.6%	23.88	100
2024	68	201,780	1.3%	5,313	2.2%	26.33	121
2025	53	162,011	1.0%	4,451	1.8%	27.48	388
Beyond	59	224,653	1.5%	5,584	2.5%	24.86	4,365
	1,637	4,483,431	28.1%	$107,379	43.7%	$23.95	$7,633

____________________
1
Lease expiration table reflects rents in place as of December 31, 2015, and does not include option periods; 2016 expirations include 47 month-to-month tenants. This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage attributable to non-owned structures on land we own and ground leased to tenants.
3	Annualized base rent represents the monthly contractual rent for December 2015 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – OFFICE TENANTS

($ in thousands)
	Number of Expiring Leases[1]	Expiring GLA/NRA[2]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[3]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.
2016	2	7,914	0.1%	$84	—	$10.59
2017	2	83110	0.6%	1,501	0.7%	18.06
2018	2	17,837	0.1%	387	0.2%	21.70
2019	1	5,253	—	101	—	19.25
2020	3	14,511	0.1%	288	0.1%	19.85
2021	1	6,162	—	142	0.1%	23.00
2022	3	51,046	0.3%	874	0.4%	17.11
2023	2	32,988	0.2%	625	0.3%	18.96
2024[4]	2	65,348	0.4%	1,031	0.5%	15.77
2025	3	79,640	0.5%	1,165	0.5%	14.63
Beyond	—	—	—	—	—	—
	21	363,809	2.3%	$6,197	2.8%	$17.03

____________________
1	Lease expiration table reflects rents in place as of December 31, 2015 and does not include option periods; 2016 expirations include one month-to-month tenant. This column also excludes ground leases.
2	Lease expiration table reflects rents in place as of December 31, 2015 and does not include option periods. This column also excludes ground leases.
3	Annualized base rent represents the monthly contractual rent for December 2015 for each applicable tenant multiplied by 12. Excludes tenant reimbursements.
4	Expiring annualized base rent includes $0.7 million from Kite Realty Group and subsidiaries.

Lease Activity – New and Renewal

In 2015, the Company executed new and renewal leases on 369 individual spaces totaling 2,098,133 square feet.  New leases were signed on 188 individual spaces for 720,192 square feet of GLA, while renewal leases were signed on 181 individual spaces for 1,377,941 square feet of GLA.

For comparable signed leases, which are defined as leases signed for which there was a former tenant within the last 12 months, we achieved a blended rent spread of 11.4% while incurring $8.78 per square foot of incremental capital improvement costs. The average rents for the 68 new comparable leases signed on individual spaces in 2015 were $20.23 per square foot compared to average expiring rents of $16.59 per square foot. The average rents for the 181 renewals signed on individual spaces in 2015 were $12.58 per square foot compared to average expiring rents of $11.53 per square foot. Further, average leasing costs for new comparable leases signed in 2015 were $43.94 per square foot, while there were minimal leasing costs incurred for renewal leases.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “KRG”.  On February 22, 2016, the last reported sales price of our common shares on the NYSE was $26.98.

The following table sets forth, for the periods indicated, the high and low prices for our common shares:

	High[1]	Low[1]
Quarter Ended December 31, 2015	$27.17	$23.85
Quarter Ended September 30, 2015	$26.64	$22.93
Quarter Ended June 30, 2015	$28.33	$24.47
Quarter Ended March 31, 2015	$31.44	$26.39
Quarter Ended December 31, 2014	$29.68	$23.71
Quarter Ended September 30, 2014	$26.70	$22.92
Quarter Ended June 30, 2014	$25.72	$22.92
Quarter Ended March 31, 2014	$26.28	$23.20

____________________
1	Per share information has been restated for the effects of the Company’s one-for-four reverse common share split in August 2014.

Holders

The number of registered holders of record of our common shares was 1,516 as of February 22, 2016.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.  This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Distributions

Our Board of Trustees declared the following cash distributions per share to our common shareholders for the periods indicated:

Quarter	Record Date	Distribution Per Share[1]	Payment Date
4th 2015	January 6, 2016	$0.2725	January 13, 2016
3rd 2015	October 6, 2015	$0.2725	October 13, 2015
2nd 2015	July 7, 2015	$0.2725	July 14, 2015
1st 2015	April 6, 2015	$0.2725	April 13, 2015
4th 2014	January 6, 2015	$0.2600	January 13, 2015
3rd 2014	October 6, 2014	$0.2600	October 13, 2014
2nd 2014	June 24, 2014	$0.2600	July 1, 2014
1st 2014	April 7, 2014	$0.2600	April 14, 2014

____________________
1	Per share information has been restated for the effects of the Company’s one-for-four reverse common share split in August 2014.

Our management and Board of Trustees will continue to evaluate our distribution policy on a quarterly basis as they monitor the capital markets and the impact of the economy on our operations.  On February 4, 2016, our Board of Trustees approved an increase to our common dividend to $0.2875 per share that will be paid on or about April 13, 2016 to shareholders of record as of April 6, 2016. This quarterly dividend represents a 5.5% increase over our previous quarterly distribution and an approximate 19.8% increase since 2013.

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

Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us.  Distributions in excess of taxable earnings and profits generally will be treated as a non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate federal income tax liability.  Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements.  For the taxable year ended December 31, 2015, approximately 14% of our distributions to shareholders constituted a return of capital, approximately 74% constituted taxable ordinary income dividends and approximately 12% constituted taxable capital gains.

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

Issuer Repurchases; Unregistered Sales of Securities

During the year ended December 31, 2015, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the year ended December 31, 2015:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31	—	—	N/A	N/A
February 1 - February 31	20,123	$29.22	—	N/A
March 1 - March 31	7,638	$28.96	N/A	N/A
April 1 - April 30	—	—	N/A	N/A
May 1 - May 31	77	$26.90	—	N/A
June 1 - June 30	—	—	N/A	N/A
July 1 - July 31	7,202	$25.77	N/A	N/A
August 1 - August 31	715	$25.68	N/A	N/A
September 1 - September 30	—	—	N/A	N/A
October 1 - October 31	—	—	N/A	N/A
November 1 - November 30	26	$27.07	N/A	N/A
December 1 - December 31	—	—	N/A	N/A
Total	35,781

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

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2010 to December 31, 2015, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period.  The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2010 and that all cash distributions were reinvested.  The shareholder return shown on the graph below is not indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kite Realty Group Trust, the S&P 500 Index, and the FTSE NAREIT Equity REITs Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
Kite Realty Group Trust
S&P 500
FTSE NAREIT Equity REITs

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	12/10	6/11	12/11	6/12	12/12	6/13	12/13	6/14	12/14	6/15	12/15
Kite Realty Group Trust	100.00	94.10	87.61	99.32	113.92	125.35	139.32	134.26	158.82	137.77	149.30
S&P 500	100.00	106.03	102.11	111.80	118.45	134.83	156.82	168.01	178.29	180.48	180.75
FTSE NAREIT Equity REITs	100.00	110.20	108.29	124.44	127.85	136.15	131.01	154.14	170.49	160.82	175.94

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth, on a historical basis, selected unaudited financial and operating information. The financial information has been derived from our consolidated balance sheets and statements of operations.  The share and per share information has been restated for the effects of our one-for-four reverse share split that occurred in August 2014.  This information should be read in conjunction with our audited consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

($ in thousands)	Year Ended December 31 (Unaudited)
	2015[1]	2014[2]	2013[3]	2012[4]	2011[5]
Operating Data:
Total rental related revenue	$347,005	$259,528	$129,488	$96,539	$89,116
Expenses:
Property operating	49,973	38,703	21,729	16,756	16,830
Real estate taxes	40,904	29,947	15,263	12,858	12,448
General, administrative, and other	18,709	13,043	8,211	7,117	6,274
Merger and acquisition costs	1,550	27,508	2,214	364	—
Litigation charge, net	—	—	—	1,007	—
Non-cash gain from release of assumed earnout liability	(4,832)	—	—	—	—
Impairment charge	1,592	—	—	—	—
Depreciation and amortization	167,312	120,998	54,479	38,835	33,114
Total expenses	275,208	230,199	101,896	76,937	68,666
Operating income	71,797	29,329	27,592	19,602	20,450
Interest expense	(56,432)	(45,513)	(27,994)	(23,392)	(21,625)
Income tax (expense) benefit of taxable REIT subsidiary	(186)	(24)	(262)	106	1
Non-cash gain on debt extinguishment	5,645	—	—	—	—
Gain on settlement	4,520	—	—	—	—
Gain on sale of unconsolidated property	—	—	—	—	4,320
Remeasurement loss on consolidation of Parkside Town Commons, net	—	—	—	(7,980)	—
Other (expense) income, net	(95)	(244)	(62)	209	607
Income (loss) from continuing operations	25,249	(16,452)	(726)	(11,455)	3,753
Discontinued operations:
Income from operations, excluding impairment charge	—	—	834	656	1,630
Impairment charge	—	—	(5,372)	—	—
Non-cash gain on debt extinguishment	—	—	1,242	—	—
Gain (loss) on sale of operating properties	—	3,198	487	7,094	(398)
Income (loss) from discontinued operations	—	3,198	(2,809)	7,750	1,232
Income (loss) before gain on sale of operating properties	25,249	(13,254)	(3,535)	(3,705)	4,985
Gain on sale of operating properties, net	4,066	8,578	—	—	—
Consolidated net income (loss)	29,315	(4,676)	(3,535)	(3,705)	4,985
Net (income) loss attributable to noncontrolling interests:	(2,198)	(1,025)	685	(629)	(4)
Net income (loss) attributable to Kite Realty Group Trust:	27,117	(5,701)	(2,850)	(4,334)	4,981
Dividends on preferred shares	(7,877)	(8,456)	(8,456)	(7,920)	(5,775)
Adjustment for redemption of preferred shares	(3,797)	—	—	—	—
Net income (loss) attributable to common shareholders	$15,443	$(14,157)	$(11,306)	$(12,254)	$(794)

Income (loss) per common share – basic:
Income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.19	$(0.29)	$(0.37)	$(1.04)	$(0.12)
Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	0.05	(0.11)	0.32	0.08
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.19	$(0.24)	$(0.48)	$(0.72)	$(0.04)
Income (loss) per common share – diluted:
Income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.18	$(0.29)	$(0.37)	$(1.04)	$(0.12)
Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	0.05	(0.11)	0.32	0.08
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.18	$(0.24)	$(0.48)	$(0.72)	$(0.04)

Weighted average Common Shares outstanding – basic	83,421,904	58,353,448	23,535,434	16,721,315	15,889,331
Weighted average Common Shares outstanding – diluted	83,534,381	58,353,448	23,535,434	16,721,315	15,889,331
Distributions declared per Common Share	$1.09	$1.02	$0.96	$0.96	$0.96
Net income (loss) attributable to Kite Realty Group Trust common shareholders:
Income (loss) from continuing operations[6]	$15,443	$(17,268)	$(8,686)	$(17,571)	$(1,891)
Income (loss) from discontinued operations	—	3,111	(2,620)	5,317	1,097
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$15,443	$(14,157)	$(11,306)	$(12,254)	$(794)

____________________
1
In 2015, we disposed of nine operating properties. The operations of these properties are not reflected as discontinued operations as none of the disposals individually, nor in the aggregate, represent a strategic shift that has or will have a major effect on our operations and financial results.

2
In 2014, we disposed of a number of operating properties.  Of our 2014 disposals, the only property’s operations reflected as discontinued operations for each of the years presented is 50th and 12th, as the other disposals individually or in the aggregate did not represent a strategic shift that has or will have a major effect on our operations and financial results.  Further, the 50th and 12th operating property is included in discontinued operations, as the property was classified as held for sale as of December 31, 2013.

3
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

5	In December 2011, we sold our Martinsville Shops operating property. The operations of this property are reflected as discontinued operations for each of the years presented above.
6	Includes gain on sale of operating properties and preferred dividends.

($ in thousands)	As of December 31
	2015	2014	2013	2012	2011
Balance Sheet Data (Unaudited):
Investment properties, net	$3,500,845	$3,417,655	$1,644,478	$1,200,336	$1,095,721
Cash and cash equivalents	33,880	43,826	18,134	12,483	10,042
Assets held for sale	—	179,642	—	—	—
Total assets	3,766,038	3,874,216	1,763,927	1,288,657	1,193,266
Mortgage and other indebtedness	1,734,059	1,554,263	857,144	699,909	689,123
Liabilities held for sale	—	81,164	—	—	—
Total liabilities	1,946,974	1,846,986	962,894	774,365	737,807
Limited Partners' interests in Operating Partnership and other	92,315	125,082	43,928	37,670	41,836
Kite Realty Group Trust shareholders’ equity	1,725,976	1,898,784	753,557	473,086	409,372
Noncontrolling interests	773	3,364	3,548	3,536	4,251
Total liabilities and equity	3,766,038	3,874,216	1,763,927	1,288,657	1,193,266

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

As of December 31, 2015, we owned interests in 118 operating and redevelopment properties consisting of 110 retail properties, six retail redevelopment properties, one office operating property and an associated parking garage. We also owned three development properties under construction as of this date.

Portfolio Update

In evaluating acquisition, development, and redevelopment opportunities, we focus on strong sub-markets where average household income is above the average for the market.  We also focus on locations with population density, high traffic counts, and strong daytime work force populations.  Household incomes in our largest markets are significantly higher than the median for the market.

2015 was a strong year for the shopping center industry as landlords continued to take advantage of historically low new shopping center supply.  This provided landlords the opportunity to optimize the tenant mix at properties and upgrade shop space.  In addition, the continued investment by retailers in omni-channel operations to merge their brick and mortar and online operations is an opportunity for landlords with quality assets in strong locations to drive rent and occupancy growth.

In 2015, we disposed of nine non-core operating properties.  These sales provided us with an additional source of capital which we used to reduce debt and acquire operating properties in core markets including Colleyville Downs in Dallas, Texas, Belle Isle Station in Oklahoma City, Oklahoma, Livingston Shopping Center in Newark, New Jersey, and Chapel Hill Shopping Center in Fort Worth, Texas. We are also currently evaluating potential redevelopment, repositioning, and repurposing of several operating properties. Total estimated costs are expected to be in the range of $130 million to $145 million.

In addition to targeting sub-markets with strong consumer demographics, we focus on having the appropriate tenant mix at each center.  The majority of our tenants are service oriented or have a notable online platform that has reduced the impact of the expansion of e-commerce on their operations.  We have aggressively targeted and executed leases with notable soft goods retailers such as TJX Companies, Ross Dress for Less, Ulta and Bed Bath and Beyond.  Additionally, we have identified cost-efficient ways to optimize space for junior anchors such as right-sizing office supply stores and backfilling the existing space with a tenant more suitable to the larger space. In addition, many of our redevelopment projects include right-sizing small shop space to accommodate construction of new junior anchor space.

Capital and Financing Activities

Our ability to obtain capital on satisfactory terms and to refinance borrowings as they mature is affected by the condition of the economy in general and by the financial strength of properties securing borrowings.

Throughout 2015, we strengthened our balance sheet by retiring multiple property level secured loans using our unsecured loans.  In addition, we redeemed all 4,100,000 outstanding shares of our Series A Preferred Shares.

We increased our liquidity through amending our existing unsecured term loan to increase the total borrowing capacity from $230 million to $400 million. We also issued $250 million of senior unsecured notes and entered into a new seven-year unsecured term loan for up to $200 million.

The amount that we may borrow under our unsecured revolving credit facility is based on the value of assets in our unencumbered property pool.  The senior unsecured notes and the seven-year unsecured term loan are included in the total borrowings outstanding for the purpose of determining the amount we may borrow under our unsecured revolving credit facility. Taking into account outstanding draws and letters of credit, as of December 31, 2015, we had $339.5 million available for future borrowings under our unsecured revolving credit facility.  In addition, we had $33.9 million in cash and cash equivalents as of December 31, 2015.

The unencumbering of a number of operating properties, amending our existing unsecured term loan, issuing unsecured notes and entering into a seven-year unsecured term loan provides us with more flexibility for future capital activity.  In addition, the investment grade credit ratings we received in 2014 also provide us with access to the unsecured public bond market, which we may use in the future to finance acquisition activity, repay debt maturing in the near term and fix interest rates that are currently at historically low levels.

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

Valuation of Investment Properties

Management reviews operational and development projects, land parcels and intangible assets for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment. Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.

Depreciation may be accelerated for a redevelopment project, including partial demolition of existing structures after the asset is assessed for impairment.

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

Our operating properties have operations and cash flows that can be clearly distinguished from the rest of our activities. Historically, the operations reported in discontinued operations include those operating properties that were sold or were considered held-for-sale and for which operations and cash flows can be clearly distinguished. The operations from these properties are eliminated from ongoing operations, and we will not have a continuing involvement after disposition. In the first quarter of 2014, we adopted the provisions of ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which will result in fewer real estate sales being classified within discontinued operations, as only disposals representing a strategic shift in operations will be presented as discontinued operations.  All operating properties included in discontinued operations in 2014 were classified as such prior to the adoption of ASU 2014-08, and no properties that have been sold, or designated as held-for-sale, since the adoption of ASU 2014-08, have met the revised criteria for classification within discontinued operations.

Acquisition of Real Estate Investments

Upon acquisition of real estate operating properties, we estimate the fair value of acquired identifiable tangible assets and identified intangible assets and liabilities, assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date. In making estimates of fair values, a number of sources are utilized, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs.

Fair value is determined for tangible assets and intangibles, including:

•
the fair value of the building on an as-if-vacant basis and the fair value of land determined either by comparable market data, real estate tax assessments, independent appraisals or other relevant data;

•
above-market and below-market in-place lease values for acquired properties, which are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases.  Any below-market renewal options are also considered in the in-place lease values.  The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the term of the lease.  Should a tenant vacate, terminate its lease, or otherwise notify us of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income;

•
the value of leases acquired.  We utilize independent and internal sources for our estimates to determine the respective in-place lease values.  Our estimates of value are made using methods similar to those used by independent appraisers.  Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases; and

•
the fair value of any assumed financing that is determined to be above or below market terms.  We utilize third party and independent sources for our estimates to determine the respective fair value of each mortgage payable.  The fair market value of each mortgage payable is amortized to interest expense over the remaining initial terms of the respective loan.

We also consider whether there is any value to in-place leases that have a related customer relationship intangible value.  Characteristics the Company considers in determining these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, among other factors.  To date, a tenant relationship has not been developed that is considered to have a current intangible value.

Certain properties we acquired from the Merger included earnout components to the purchase price, meaning Inland Diversified did not pay a portion of the purchase price of the property at closing. We are not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the acquisition agreements. If at the end of the time limits certain space has not been leased, occupied and rent producing, we will have no further obligation to pay the additional purchase price consideration and we will retain ownership of that entire property. The liability for potential future earnout payments was determined using estimated fair value measurements at the end of the period, which included the lease-up periods, market rents and probability of occupancy. As these earnouts were the original obligation of the previous owner, our assumption of these earnouts is similar to the assumption of a contingent obligation. The earnout payments are based on a predetermined formula applied to rental income received. The earnouts are recorded as an addition to the purchase price of the related properties and as a liability included in deferred revenue and, intangibles, net and other liabilities on the accompanying consolidated balance sheets. Subsequent to the measurement period, any adjustment to the assumed earnout liability is reflected in the consolidated statements of operations.

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

Fair Value Measurements

We follow the framework established under accounting standard FASB ASC 820 for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination or upon determination of impairment.

Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

•	Level 1 fair value inputs are quoted prices in active markets for identical instruments to which we have access.

•
Level 2 fair value inputs are inputs other than quoted prices included in Level 1 that are observable for similar instruments, either directly or indirectly, and appropriately considers counterparty creditworthiness in the valuations.

•
Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an instrument at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As discussed in Note 11, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Note 4 to the accompanying consolidated financial statements includes a discussion of fair values recorded when we recognized an impairment charge on our Kedron Village operating property in 2013. Level 3 inputs to this transaction include our estimations of market leasing rates, discount rates, holding period, and disposal values.

Note 8 to the accompanying consolidated financial statements includes a discussion of the fair values recorded in determining the fair value of acquired assets and assumed liabilities in business combinations. Level 3 inputs to these acquisitions include our estimations of market leasing rates, tenant-related costs, discount rates, and disposal values.

Note 9 to the accompanying consolidated financial statements includes a discussion of the fair values recorded when we recognized an impairment charge on our Shops at Otty operating property. Level 3 inputs to this transaction include our estimations of market leasing rates, discount rates, holding period, and disposal values.

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

Inflation

Inflation has not had a significant impact on our results of operations because of relatively low inflation rates in recent years. Additionally, most of our leases contain provisions designed to mitigate the adverse impact of inflation by requiring the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, or include a fixed amount for these costs that escalates over time, thereby reducing our exposure to increases in operating expenses resulting from inflation. Furthermore, most of our leases are for terms of less than ten years, which enables us to seek to increase rents upon re-rental at market rates if current rents are below the then existing market rates.

Results of Operations

At December 31, 2015, we owned interests in 118 properties (consisting of 110 retail operating properties, six retail redevelopment properties, and one office operating property and an associated parking garage). Also, as of December 31, 2015, we had an interest in three retail development projects that were under construction.

At December 31, 2014, we owned interests in 123 properties (consisting of 118 retail operating properties, three retail redevelopment properties, and one office operating property and an associated parking garage). Also, as of December 31, 2014, we had an interest in four retail development projects that were under construction.

At December 31, 2013, we owned interests in 72 properties (consisting of 66 retail operating properties, 4 retail redevelopment properties, and one office operating property and an associated parking garage). Also, as of December 31, 2013, we had an interest in two development projects that were under construction and one development project that had not yet commenced construction.

The comparability of results of operations is significantly affected by our merger with Inland Diversified on July 1, 2014 and by our development, redevelopment, and operating property acquisition and disposition activities in 2013 through 2015. Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2015 and 2014” and “Comparison of Operating Results for the Years Ended December 31, 2014 and 2013”) in conjunction with the discussion of these activities during those periods, which is set forth below.

Property Acquisition Activities

During 2015, 2014 and 2013, we acquired the properties below.

Property Name	MSA	Acquisition Date	Owned GLA
Shoppes of Eastwood	Orlando, FL	January 2013	69,037
Cool Springs Market	Nashville, TN	April 2013	230,948
Castleton Crossing	Indianapolis, IN	May 2013	291,172
Toringdon Market	Charlotte, NC	August 2013	60,539
Nine Property Portfolio	Various	November 2013	1,977,711
Merger with Inland Diversified (60 operating properties)	Various	July 2014	10,719,471
Rampart Commons	Las Vegas, NV	December 2014	81,292
Colleyville Downs	Dallas, TX	April 2015	185,848
Belle Isle Station	Oklahoma City, OK	May 2015	164,372
Livingston Shopping Center	New York - Newark	July 2015	139,657
Chapel Hill Shopping Center	Fort Worth / Dallas, TX	August 2015	126,755

Operating Property Disposition Activities

During 2015, 2014 and 2013, we sold or disposed of the operating properties listed in the table below.

Property Name	MSA	Disposition Date	Owned GLA
Kedron Village[1]	Atlanta, GA	July 2013	157,345
Cedar Hill Village[1]	Dallas, TX	September 2013	44,214
50th and 12th (Walgreens)[2]	Seattle, WA	January 2014	14,500
Red Bank Commons	Evansville, IN	March 2014	34,258
Ridge Plaza	Oak Ridge, NJ	March 2014	115,088
Zionsville Walgreens	Zionsville, IN	September 2014	14,550
Sale of eight operating properties	Various[3]	November & December 2014	805,644
Sale of seven operating properties	Various[3]	March 2015	740,034
Cornelius Gateway	Portland, OR	December 2015	21,326
Four Corner Square	Seattle, WA	December 2015	107,998

____________________
1	Operating properties were classified in discontinued operations in the consolidated statements of operations for the year ended December 31, 2013.
2	Operating property was classified in discontinued operations in the consolidated statements of operations for the years ended December 31, 2014 and 2013.
3	Shortly after the merger we identified and sold certain properties located in multiple MSA's that were not consistent with the Company's strategic plan.

Development Activities

During the years ended December 31, 2015, 2014 and 2013, the following significant development properties became operational or partially operational:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA
Delray Marketplace	Delray Beach, FL	January 2013	260,092
Holly Springs Towne Center – Phase I	Raleigh, NC	March 2013	207,527
Parkside Town Commons – Phase I	Raleigh, NC	March 2014	55,463
Parkside Town Commons – Phase II	Raleigh, NC	September 2014	347,801
Holly Springs Towne Center – Phase II	Raleigh, NC	December 2015	154,001

____________________
1
Represents the earlier of 1) the date on which we started receiving rental payments under tenant leases or ground leases at the property or 2) the date the first tenant took possession of its space at the property.

Redevelopment Activities

During portions of the years ended December 31, 2015, 2014 and 2013, the following redevelopment properties were under construction or in the final stages of the development process:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Rangeline Crossing	Carmel, IN	June 2012	June 2013	99,282
Four Corner Square[2]	Seattle, WA	September 2008	December 2013	107,998
King’s Lake Square	Naples, FL	July 2013	April 2014	87,073
Bolton Plaza	Jacksonville, FL	June 2008	September 2014	165,555
Gainesville Plaza	Gainesville, FL	June 2013	December 2015	162,659
Cool Springs Market	Nashville, TN	July 2015	December 2015	230,948
Courthouse Shadows[34]	Naples, FL	June 2013	Pending	5,960
Hamilton Crossing Centre[3]	Indianapolis, IN	June 2014	Pending	93,839
City Center[3]	White Plains, NY	December 2015	Pending	365,905
Fishers Station[3]	Indianapolis, IN	December 2015	Pending	173,717
Beechwood Promenade[3]	Athens, GA	December 2015	Pending	353,970
The Corner[3]	Indianapolis, IN	December 2015	Pending	26,500

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This operating property was sold in December 2015.
3	These operating properties have been identified as redevelopment properties as they have been excluded from the same property pool.
4	Our redevelopment plan is to demolish the site to add a large format single tenant ground lease with projected total GLA at the site of 140,710 square feet.

Anchor Tenant Openings

Included below is a list of anchor tenants that opened in 2015.

Tenant Name	Property Name	MSA	Owned GLA
Goodwill	Stoney Creek Commons	Noblesville, IN	19,030
Ross Dress For Less	Gainesville Plaza	Gainesville, FL	25,000
Carl's Patio	Delray Marketplace	Delray Beach, FL	10,256
Frank Theatres & CineBowl Grill	Parkside Town Commons – Phase II	Raleigh, NC	59,944
Staples	Cool Springs Market	Franklin, TN	12,000
TJ Maxx	Portofino Shopping Center	Shenandoah, TX	22,500
Kirklands	Landstown Commons	Virginia Beach, VA	10,150
Bed Bath & Beyond	Holly Springs Towne Center – Phase II	Holly Springs, NC	23,400

 Same Property Net Operating Income

The Company believes that Net Operating Income ("NOI") is helpful to investors as a measure of its operating performance because it excludes various items included in net income that do not relate to or are not indicative of its operating performance, such as depreciation and amortization, interest expense, and impairment, if any.  The Company believes that Same Property NOI is helpful to investors as a measure of its operating performance because it includes only the NOI of properties that have been owned for the full period presented, which eliminates disparities in net income due to the redevelopment, acquisition or disposition of properties during the particular period presented, and thus provides a more consistent metric for the comparison of the Company's properties.  NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of the Company's financial performance.

When evaluating the properties that are included in the same property pool, we have established specific criteria in determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool twelve months after the acquisition date. A development property is included in the same property pool twelve months after construction is substantially complete, which is typically between six and twelve months after the first date a tenant is open for business. A redevelopment property is included in the same property pool twelve months after the construction of the redevelopment property is substantially complete. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. For the year ended December 31, 2015, we excluded eight redevelopment properties from the same property pool that met these criteria and were owned in all periods compared.

The following table reflects Same Property NOI (and reconciliation to net income (loss) attributable to common shareholders) for the years ended December 31, 2015 and 2014 (unaudited):

($ in thousands)	Years Ended December 31,
	2015	2014	% Change
Leased percentage	95.4%	95.1%
Economic Occupancy percentage[1]	93.9%	93.7%

Net operating income - same properties[2]	$164,607	$159,040	3.5%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Net operating income - same properties	$164,607	$159,040
Net operating income - non-same activity[3]	91,521	31,838
General, administrative and other	(18,709)	(13,043)
Merger and acquisition costs	(1,550)	(27,508)
Depreciation expense	(167,312)	(120,998)
Non-cash gain from release of assumed earnout liability	4,832	—
Impairment charge	(1,592)	—
Interest expense	(56,432)	(45,513)
Gain on settlement	4,520	—
Other expense, net	(281)	(268)
Discontinued operations	—	3,198
Non-cash gain on debt extinguishment	5,645	—
Gains on sales of operating properties	4,066	8,578
Net income attributable to noncontrolling interests	(2,198)	(1,025)
Dividends on preferred shares	(7,877)	(8,456)
Non-cash adjustment for redemption of preferred shares	(3,797)	—
Net income (loss) attributable to common shareholders	$15,443	$(14,157)

____________________
1	Excludes leases that are signed but for which tenants have not commenced payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement during the period.
2
Same property NOI excludes net gains from outlot sales, straight-line rent revenue, bad debt expense and recoveries, lease termination fees, amortization of lease intangibles and significant prior year expense recoveries and adjustments, if any.

3	Includes non-cash accounting items across the portfolio as well as net operating income from properties not included in the same property pool.

The increase in Same Property NOI of 3.5% in 2015 compared to 2014 is primarily due to increases in rental rates, and improved expense control and real estate tax recovery resulting in an improvement in net recoveries of $1.4 million.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in consolidated net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales and impairment of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for a gain on settlement, merger and acquisition costs, non-cash adjustment for redemption of preferred shares, non-cash gain from release of assumed earnout liability, non-cash gains on debt extinguishment in 2013 and 2015 and accelerated amortization of deferred financing fees in 2013.  We believe this supplemental information provides a meaningful measure of our operating performance.  We believe that our presentation of FFO, as adjusted provides investors with another financial measure that may facilitate comparison of operating performance between periods and compared to our peers.  FFO and FFO, as adjusted, should not be considered as alternatives to consolidated net income (loss) (determined in accordance with GAAP) as indicators of our financial performance, are not alternatives to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and are not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computations of FFO and FFO, as adjusted, may not be comparable to FFO or FFO, as adjusted, reported by other REITs.

Our calculations of FFO1 (and reconciliation to consolidated net income, as applicable) and FFO, as adjusted. for the years ended December 31, 2015, 2014 and 2013 (unaudited) are as follows:

($ in thousands)	Years Ended December 31,
	2015	2014	2013
Consolidated net income (loss)	$29,315	$(4,676)	$(3,535)
Less: cash dividends on preferred shares	(7,877)	(8,456)	(8,456)
Less: non-cash adjustment for redemption of preferred shares	(3,797)	—	—
Less: net income attributable to noncontrolling interests in properties	(1,854)	(1,435)	(121)
Less: gains on sales of operating properties	(4,066)	(11,776)	(487)
Add: impairment charge	1,592	—	5,372
Add: depreciation and amortization of consolidated entities, net of noncontrolling interests	166,509	120,452	54,850
Funds From Operations of the Kite Portfolio [1]	179,822	94,109	47,623
Less: Limited Partners' interests in Funds From Operations	(3,789)	(2,541)	(3,195)
Funds From Operations attributable to Kite Realty Group Trust common shareholders[1]	$176,033	$91,568	$44,428

Funds From Operations of the Kite Portfolio [1]	$179,822	$94,109	$47,623
Less: gain on settlement	(4,520)	—	—
Add: write-off of loan fees on early repayment of debt	—	—	488
Add: merger and acquisition costs	1,550	27,508	1,648
Add: adjustment for redemption of preferred shares (non-cash)	3,797	—	—
Less: gain from release of assumed earnout liability (non-cash)	(4,832)	—	—
Less: gain on debt extinguishment (non-cash)	(5,645)	—	(1,242)
Funds From Operations of the Kite Portfolio, as adjusted	$170,172	$121,617	$48,517

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

Earnings before Interest, Tax, Depreciation, and Amortization

We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense and income tax expense of taxable REIT subsidiary. For informational purposes, we have also provided Adjusted EBITDA, which we define as EBITDA less (i) EBITDA from unconsolidated entities, (ii) non-cash gain on debt extinguishment, (iii) gain on resolution of assumed contingency, (iv) impairment charge, (v) gain on sales of operating properties, (vi) other income and expense and (vii) noncontrolling interest EBITDA. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA, as calculated by us, are not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP, and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

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

The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to consolidated net income (the most directly comparable GAAP measure) and a calculation of Net Debt to EBITDA.

($ in thousands)	Three Months Ended December 31,
Consolidated net income	$11,256
Adjustments to net income:
Depreciation and amortization	43,116
Interest expense	15,437
Income tax expense of taxable REIT subsidiary	52
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	69,861
Adjustments to EBITDA:
Unconsolidated EBITDA	33
Non-cash gain on debt extinguishment	(5,645)
Gain on resolution of assumed contingency	(4,832)
Impairment charge	1,592
Gain on sales of operating properties	(854)
Other expense, net	61
Noncontrolling interest	(445)
Adjusted EBITDA	59,771

Annualized Adjusted EBITDA[1]	$239,084

Company share of net debt:
Mortgage and other indebtedness	1,734,059
Less: Partner share of consolidated joint venture debt	(13,753)
Less: Cash	(33,880)
Less: Debt Premium	(16,521)
Company Share of Net Debt	1,669,905
Net Debt to EBITDA	6.98x
Net Debt plus Preferred Shares to Annualized Adjusted EBITDA	6.98x

____________________
1	Represents Adjusted EBITDA for the three months ended December 31, 2015 (as shown in the table above) multiplied by four.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2015 and 2014:

($ in thousands)	2015	2014	Net change 2014 to 2015
Revenue:
Rental income (including tenant reimbursements)	$334,029	$252,228	$81,801
Other property related revenue	12,976	7,300	5,676
Total revenue	347,005	259,528	87,477
Expenses:
Property operating	49,973	38,703	11,270
Real estate taxes	40,904	29,947	10,957
General, administrative, and other	18,709	13,043	5,666
Merger and acquisition costs	1,550	27,508	(25,958)
Non-cash gain from release of assumed earnout liability	(4,832)	—	(4,832)
Impairment charge	1,592	—	1,592
Depreciation and amortization	167,312	120,998	46,314
Total expenses	275,208	230,199	45,009
Operating income	71,797	29,329	42,468
Interest expense	(56,432)	(45,513)	(10,919)
Income tax expense of taxable REIT subsidiary	(186)	(24)	(162)
Non-cash gain on debt extinguishment	5,645	—	5,645
Gain on settlement	4,520	—	4,520
Other expense, net	(95)	(244)	149
Income (loss) from continuing operations	25,249	(16,452)	41,701
Discontinued operations:
Gain on sales of operating properties, net	—	3,198	(3,198)
Income (loss) from discontinued operations	—	3,198	(3,198)
Income (loss) before gain on sale of operating properties	25,249	(13,254)	38,503
Gain on sale of operating properties, net	4,066	8,578	(4,512)
Consolidated net income (loss)	29,315	(4,676)	33,991
Net income attributable to noncontrolling interests	(2,198)	(1,025)	(1,173)
Net income (loss) attributable to Kite Realty Group Trust	27,117	(5,701)	32,818
Dividends on preferred shares	(7,877)	(8,456)	579
Non-cash adjustment for redemption of preferred shares	(3,797)	—	(3,797)
Net income (loss) attributable to common shareholders	$15,443	$(14,157)	$29,600

Property operating expense to total revenue ratio	14.4%	14.9%	(0.5)%
Rental income (including tenant reimbursements) increased $81.8 million, or 32.4%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$82,672
Development properties that became operational or were partially operational in 2014 and/or 2015	3,468
Properties sold during 2014 or 2015 including properties acquired in the Merger	(11,420)
Properties under redevelopment during 2014 and/or 2015 including properties acquired in the Merger	6,090
Properties fully operational during 2014 and 2015 and other	991
Total	$81,801

The net increase of $82.7 million in rental income at properties acquired and retained during 2014 or 2015 is attributable to the Merger with Inland Diversified and the acquisition of Rampart Commons in 2014 and the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in 2015. The properties acquired and retained in connection with the Merger with Inland Diversified contributed an additional $71.3 million to rental income in 2015, while the remaining 2014 and 2015 acquisitions contributed $11.4 million. The net decrease of $11.4 million in rental income from properties sold during 2014 or 2015 is primarily due to the sale of 15 properties sold in late 2014 and early 2015. The net increase of $1.0 million in rental income for properties fully operational in both years is primarily attributable to an increase in rental rates, and an improvement in economic occupancy.

The average rents for new comparable leases signed in 2015 were $20.23 per square foot compared to average expiring rents of $16.59 per square foot in that period. The average rents for renewals signed in 2015 were $12.58 per square foot compared to average expiring rents of $11.53 per square foot in that period. Our same property economic occupancy improved to 93.9% as of December 31, 2015 from 93.7% as of December 31, 2014. For our retail operating portfolio, annualized base rent per square foot improved to $15.22 per square foot as of December 31, 2015, up from $15.15 per square foot as of December 31, 2014.

Other property related revenue primarily consists of parking revenues, overage rent, specialty leasing income, lease termination income and gains related to sales of land parcels peripheral to our properties.  This revenue increased by $5.7 million, primarily as a result of higher gains on land sales of $4.1 million, an increase of $0.5 million in specialty leasing income, an increase of $0.5 million in lease termination income and an increase in overage rent of $0.3 million.

Property operating expenses increased $11.3 million, or 29.1%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$9,876
Development properties that became operational or were partially operational in 2014 and/or 2015	767
Properties sold during 2014 or 2015 including properties acquired in the Merger	(1,616)
Properties under redevelopment during 2014 and/or 2015 including properties acquired in the Merger	1,811
Properties fully operational during 2014 and 2015 and other	432
Total	$11,270

The net increase of $9.9 million in property operating expenses at properties acquired and retained during 2014 or 2015 is attributable to the Merger with Inland Diversified and the acquisition of Rampart Commons in 2014 and the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in 2015. The properties acquired and retained in connection with the Merger with Inland Diversified contributed an additional $7.9 million to property operating expenses in 2015, while the remaining 2014 and 2015 acquisitions contributed $2.0 million. The net decrease of $1.6 million in property operating expenses at properties sold during 2014 or 2015 is primarily due to the sale of 15 properties sold in late 2014 and early 2015. The net $0.4 million increase for properties fully operational is due to an increase of $1.5 million in on-site personnel and regional office costs, $0.7 million in bad debt expense, and $0.2 million in marketing costs, offset by a decrease of $0.5 million in insurance costs as we leveraged our larger operating platform, $1.1 million in repair and maintenance costs, and $0.4 million in snow removal costs.

Property operating expenses as a percentage of total revenue for the year ended December 31, 2015 were 14.4% compared to 14.9% over the same period in the prior year. The decrease was mostly due to higher other property related revenue and an improvement in expense recoveries from tenants as a result of higher economic occupancy rates. The overall recovery ratio for reimbursable expenses improved to 87.1% for the twelve months ended December 31, 2015 compared to 85.3% for the twelve months ended December 31, 2014.

Real estate taxes increased $11.0 million, or 36.6%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$10,297
Development properties that became operational or were partially operational in 2014 and/or 2015	215
Properties sold during 2014 or 2015 including properties acquired in the Merger	(1,213)
Properties under redevelopment during 2014 and/or 2015 including properties acquired in the Merger	1,012
Properties fully operational during 2014 and 2015 and other	646
Total	$10,957

The $10.3 million increase in real estate taxes at properties acquired and retained during 2014 or 2015 is attributable to the Merger with Inland Diversified and the acquisition of Rampart Commons in 2014 and the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in 2015. The properties acquired and retained in connection with the Merger with Inland Diversified contributed an additional $8.5 million to real estate taxes in 2015, while the remaining 2014 and 2015 acquisitions contributed $1.8 million. The net decrease of $1.2 million in real estate taxes at properties sold during 2014 or 2015 is primarily due to the sale of 15 properties sold in late 2014 and early 2015. The net $0.6 million increase in real estate taxes for properties fully operational during 2014 and 2015 is due to higher tax assessments at certain operating properties. The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $5.7 million, or 43.4%. The increase is due primarily to higher public company costs and personnel costs associated with the July 2014 merger with Inland Diversified. Our employee base increased from 95 full-time employees as of December 31, 2013 to 145 full-time employees as of December 31, 2015.

Merger and acquisition costs in 2014 related almost entirely to our Merger with Inland Diversified and totaled $27.5 million for the year ended December 31, 2014 compared to $1.6 million of costs for various property acquisitions for the year ended December 31, 2015.

We recorded a non-cash gain from the release of an assumed earnout liability of $4.8 million for the year ended December 31, 2015. See additional discussion in Note 15 to the consolidated financial statements.

We recorded an impairment charge of $1.6 million related to our Shops at Otty operating property for the year ended December 31, 2015. See additional discussion in Note 9 to the consolidated financial statements.

Depreciation and amortization expense increased $46.3 million, or 38.3%, due to the following:

($ in thousands)	Net change 2014 to 2015
Properties acquired during 2014 or 2015 and retained	$45,414
Development properties that became operational or were partially operational in 2014 and/or 2015	2,514
Properties sold during 2014 or 2015 including properties acquired in the Merger	(3,456)
Properties under redevelopment during 2014 and/or 2015 including properties acquired in the Merger	3,870
Properties fully operational during 2014 and 2015 and other	(2,028)
Total	$46,314

The net increase of $45.4 million in depreciation and amortization expense at properties acquired and retained during 2014 or 2015 is attributable to the Merger with Inland Diversified and the acquisition of Rampart Commons in 2014 and the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in 2015. The net decrease of $3.5 million in depreciation and amortization expense at properties sold during 2014 or 2015 is primarily due to the sale of 15 properties sold in late 2014 and early 2015. The net $2.0 million decrease in depreciation at properties fully operational during 2014 and 2015 is mainly due to a tenant vacating at an operating property in 2014, which resulted in the acceleration of depreciation and amortization on certain assets.

Interest expense increased $10.9 million or 24.0%. The increase mainly resulted from our assumption of $859.6 million of debt as part of the Merger with Inland Diversified, in addition to draws on the unsecured revolving credit facility to fund a portion of our 2015 acquisitions. In addition, we secured longer-term fixed rate debt that carried higher interest rates than the variable rate on our unsecured revolving credit facility. The increase was also due to certain development projects, including Delray Marketplace and Parkside Town Commons - Phase I becoming operational. As a portion of the project becomes operational, we expense a pro-rata amount of related interest expense.

We recorded a non-cash gain on debt extinguishment of $5.6 million for the year ended December 31, 2015, related to the retirement of the $90 million loan secured by our City Center operating property. See additional discussion in Note 10 to the consolidated financial statements.

We recorded a gain on settlement of $4.5 million for the year ended December 31, 2015, related to the settlement of a dispute related to eminent domain and related damages at one of our operating properties. See additional discussion in Note 3 to the consolidated financial statements.

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

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2014 and 2013:

($ in thousands)	2014	2013	Net change 2013 to 2014
Revenue:
Rental income (including tenant reimbursements)	$252,228	$118,059	$134,169
Other property related revenue	7,300	11,429	(4,129)
Total revenue	259,528	129,488	130,040
Expenses:
Property operating	38,703	21,729	16,974
Real estate taxes	29,947	15,263	14,684
General, administrative, and other	13,043	8,211	4,832
Merger and acquisition costs	27,508	2,214	25,294
Depreciation and amortization	120,998	54,479	66,519
Total expenses	230,199	101,896	128,303
Operating income	29,329	27,592	1,737
Interest expense	(45,513)	(27,994)	(17,519)
Income tax expense of taxable REIT subsidiary	(24)	(262)	238
Other expense, net	(244)	(62)	(182)
Loss from continuing operations	(16,452)	(726)	(15,726)
Discontinued operations:
Discontinued operations	—	834	(834)
Impairment charge	—	(5,372)	5,372
Non-cash gain on debt extinguishment	—	1,242	(1,242)
Gain on sale of operating properties	3,198	487	2,711
Income (loss) from discontinued operations	3,198	(2,809)	6,007
Loss before gain on sale of operating properties	(13,254)	(3,535)	(9,719)
Gain on sale of operating properties	8,578	—	8,578
Consolidated net loss	(4,676)	(3,535)	(1,141)
Net (income) loss attributable to noncontrolling interests	(1,025)	685	(1,710)
Net loss attributable to Kite Realty Group Trust	(5,701)	(2,850)	(2,851)
Dividends on preferred shares	(8,456)	(8,456)	—
Net loss attributable to Kite Realty Group Trust common shareholders	$(14,157)	$(11,306)	$(2,851)

Property operating expense to total revenue ratio	14.9%	16.8%	(1.9)%

Rental income (including tenant reimbursements) increased $134.2 million, or 113.6%, due to the following:

($ in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$85,310
Properties acquired during 2013 and 2014	32,816
Development properties that became operational or were partially operational in 2013 and/or 2014	4,775
Properties sold during 2014	(2,486)
Properties sold to Inland Real Estate during 2014	6,662
Properties under redevelopment during 2013 and/or 2014	2,025
Properties fully operational during 2013 and 2014 and other	5,067
Total	$134,169

The net increase of $32.8 million in rental income at properties acquired during 2013 and 2014 is attributable to the acquisitions of Cool Springs Market, Castleton Crossing, Toringdon Market, and the nine property portfolio in November 2013. The net increase of $5.1 million in rental income for fully operational properties is primarily attributable to anchor tenant openings at certain operating properties, improvement in small shop occupancy, and an improvement in expense recoveries from tenants.

The average rents for new comparable leases signed in 2014 were $17.24 per square foot compared to average expiring rents of $12.15 per square foot in that period. The average rents for renewals signed in 2014 were $14.48 per square foot compared to average expiring rents of $13.68 per square foot in that period. For our retail operating portfolio, annualized base rent per square foot improved to $15.15 (excluding ground leases) per square foot as of December 31, 2014, up from $13.18 (excluding ground leases) as of December 31, 2013 due to recent acquisition activity.

Other property related revenue primarily consists of parking revenues, overage rent, lease settlement income and gains related to land sales.  This revenue decreased by $4.1 million, primarily as a result of lower gains on land sales of $4.7 million partially offset by increases in overage rent income of $0.5 million.

Property operating expenses increased $17.0 million, or 78.1%, due to the following:

($ in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$8,022
Properties acquired during 2013 and 2014	5,714
Development properties that became operational or were partially operational in 2013 and/or 2014	1,063
Properties sold during 2014	(274)
Properties sold to Inland Real Estate during 2014	943
Properties under redevelopment during 2013 and/or 2014	497
Properties fully operational during 2013 and 2014 and other	1,009
Total	$16,974

The net $5.7 million increase in property operating expenses at properties acquired during 2013 and 2014 is attributable to the acquisitions of Cool Springs Market, Castleton Crossing, Toringdon Market, and the nine property portfolio in November 2013. The net $1.0 million increase in property operating expenses at properties fully operational during 2013 and 2014 was due to higher maintenance, landscaping and insurance costs.

Property operating expenses as a percentage of total revenue for the year 2014 was 14.9% compared to 16.8% in 2013. The decrease in the percentage was mostly due to an improvement in expense recoveries from tenants. For the total portfolio, the overall recovery ratio for reimbursable expenses improved to 85.3% for 2014 compared to 76.1% for 2013.  The improved ratio is mostly due to higher occupancy.

Real estate taxes increased $14.7 million, or 96.2%, due to the following:

($ in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$10,317
Properties acquired during 2013 and 2014	3,513
Development properties that became operational or were partially operational in 2013 and/or 2014	701
Properties sold during 2014	(258)
Properties sold to Inland Real Estate during 2014	682
Properties under redevelopment during 2013 and/or 2014	57
Properties fully operational during 2013 and 2014 and other	(328)
Total	$14,684

The net increase of $3.5 million in real estate taxes at properties acquired during 2013 and 2014 is attributable to the acquisitions of Cool Springs Market, Castleton Crossing, Toringdon Market, and the nine property portfolio in November 2013. The net $0.3 million decrease in real estate taxes at properties fully operational during 2013 and 2014 was due to successful appeals at certain properties.  The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

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

Depreciation and amortization expense increased $66.5 million, or 122.1%, due to the following:

($ in thousands)	Net change 2013 to 2014
Properties acquired through merger with Inland Diversified	$41,851
Properties acquired during 2013 and 2014	20,794
Development properties that became operational or were partially operational in 2013 and/or 2014	4,424
Properties sold during 2014	(764)
Properties sold to Inland Real Estate during 2014	2,357
Properties under redevelopment during 2013 and/or 2014	(3,407)
Properties fully operational during 2013 and 2014 and other	1,264
Total	$66,519

The net increase of $20.8 million for depreciation and amortization expense at properties acquired during 2013 and 2014 is attributable to the acquisitions of Cool Springs Market, Castleton Crossing, Toringdon Market, and the nine property portfolio in November 2013. The net increase of $1.3 million in depreciation and amortization expense at properties fully operational during 2013 and 2014 was primarily due to an increase in anchor tenants openings.

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

We recorded an impairment charge of $5.4 million related to our Kedron Village operating property for the year ended December 31, 2013.  We also recognized a non-cash gain of $1.2 million resulting from the transfer of the Kedron Village assets to the lender in satisfaction of the debt.  See additional discussion in Note 4 to the consolidated financial statements.

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

We also recorded gains totaling $8.6 million for the year ended December 31, 2014 on the sales of our Red Bank Commons, Ridge Plaza, Zionsville Walgreens, and eight operating properties we sold in late 2014.  Disposal gains and losses in prior years were generally classified in discontinued operations prior to our adoption of ASU 2014-08.

The allocation to net income of noncontrolling interests increased due to allocations to joint venture partners in certain consolidated properties acquired as part of the Merger.  These partners are allocated income generally equal to the distribution received from the operations of the properties in which they hold an interest.

Liquidity and Capital Resources

Overview

Our primary finance and capital strategy is to maintain a strong balance sheet with sufficient flexibility to fund our operating and investment activities in a cost-effective manner. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding additional borrowings or equity offerings, including the estimated value of properties to be developed or acquired, the estimated market value of our properties and the Company as a whole upon placement of the borrowing or offering, and the ability of particular properties to generate cash flow to cover debt service. We will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common or preferred shares, unsecured debt securities, or other securities.

Our Principal Capital Resources

For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 77.  In addition to cash generated from operations, we discuss below our other principal capital resources.

The increased asset base and operating cash flows of the Company have substantially enhanced our liquidity position and reduced our borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.

In 2015, we issued $520 million of unsecured debt in order to retire $233.1 million of property level secured debt, acquire $185.8 million of operating properties and to partially fund the $102.6 million redemption of our outstanding Series A Preferred Shares.

As of December 31, 2015, we had approximately $339.5 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility. We also had $33.9 million in cash and cash equivalents as of December 31, 2015.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans, and our senior unsecured notes as of December 31, 2015.

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

We sold eight retail operating properties in November and December 2014 for aggregate net proceeds of $150.8 million and a net gain of $1.4 million and seven retail operating properties in March 2015 for aggregate net proceeds of $103.0 million and a net gain of $3.4 million. Proceeds from these sales were used to pay down the unsecured revolving credit facility, acquire properties in our core markets, and to retire property level secured debt.

During the fourth quarter of 2015, we sold our Four Corner operating property in Seattle, Washington, and our Cornelius Gateway operating property in Portland, Oregon, for aggregate proceeds of $44.9 million and a net gain of $0.6 million. Proceeds from these sales were used to pay down the unsecured revolving credit facility.

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of December 31, 2015, we have $262.5 million of debt scheduled to mature in 2016, excluding scheduled monthly principal payments. The recently executed seven-year unsecured term loan for up to $200 million, of which $100 million is undrawn, provides the majority of the funding for these securitized debt maturities. In addition, the maturity date of the $75.9 million Parkside Town Commons construction loan may be extended for an additional 48 months to November 21, 2020 at the Company’s option subject to certain conditions.

Other Short-Term Liquidity Needs. The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders, necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common shareholders and to Common Unit holders, and recurring capital expenditures.

In December 2015, our Board of Trustees declared a cash distribution of $0.2725 per common share and Common Unit for the fourth quarter of 2015.  This distribution was paid on January 13, 2016 to common shareholders and Common Unit holders of record as of January 6, 2016. On February 4, 2016, the Board of Trustees declared a cash distribution of $0.2875 per common share and Common Unit for the first quarter of 2016, which represents a 5.5% increase over our previous quarterly distribution. Future dividends are at the discretion of the Board of Trustees.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.   During the year ended December 31, 2015, we incurred $3.2 million of costs for recurring capital expenditures on operating properties and also incurred $6.6 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $13 million to $15 million of additional major tenant improvements and renovation costs within the next twelve months at a number of our operating properties.

As of December 31, 2015, we had three development projects under construction.  The total estimated cost of the development projects is approximately $172.7 million, of which $145.4 million had been incurred as of December 31, 2015.  We currently anticipate incurring the remaining $27.3 million of costs over the next twelve to eighteen months.  We believe we currently have sufficient financing in place to fund the projects and expect to do so primarily through existing or new construction loans or borrowings on our unsecured revolving credit facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, ongoing tenant improvements, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment, Reposition, Repurpose Opportunities. We are currently evaluating potential redevelopment, repositioning, and repurposing of several operating properties. Total estimated costs are expected to be in the range of $130 million to $145 million. We believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations and borrowings on our unsecured revolving credit facility.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital.  It is unlikely that we would have sufficient funds on hand to meet these long-term capital requirements.  We would have to satisfy these needs through additional borrowings, sales of common or preferred shares, issuance of Operating Partnership units, cash generated through property dispositions or future property acquisitions and/or participation in potential joint venture arrangements.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements.  We evaluate all future opportunities against pre-established criteria including, but not limited to, location, demographics, expected return, tenant credit quality, tenant relationships, and amount of existing retail space.  Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions.

Capitalized Expenditures on All Properties

The following table summarizes cash basis capital expenditures for our development and redevelopment properties and capital expenditures for the year ended December 31, 2015 and on a cumulative basis since the project’s inception:

	Year to Date	Cumulative
($ in thousands)	December 31, 2015	December 31, 2015
Developments	$52,858	$145,408
Redevelopments	2,649	N/A
Recently completed developments[1]	12,138	N/A
Miscellaneous other activity, net	15,033	N/A
Recurring operating capital expenditures (primarily tenant improvement payments)	9,886	N/A
Total	$92,564	$145,408

____________________
1	This classification includes Parkside Town Commons - Phase I, Delray Marketplace, Holly Springs Towne Center – Phase I, Bolton Plaza, Gainesville Plaza, and Cool Springs.

We capitalize certain indirect costs such as interest, salaries and benefits, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense for the year ended December 31, 2015 of $0.5 million.

Impact of Changes in Credit Ratings on Our Liquidity

In 2014, we were assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged at December 31, 2015.

The ratings could change based upon, among other things, the impact that prevailing economic conditions may have on our results of operations and financial condition. Credit rating reductions by one or more rating agencies could also adversely affect our access to funding sources, the cost and other terms of obtaining funding, as well as our overall financial condition, operating results and cash flow.

Cash Flows

As of December 31, 2015, we had cash and cash equivalents on hand of $33.9 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Cash provided by operating activities was $169.3 million for the year ended December 31, 2015, an increase of $126.8 million from the same period of 2014.  The increase was primarily due to the increased cash flows generated by the properties acquired in 2014.

Cash used in investing activities was $84.4 million for the year ended December 31, 2015, as compared to cash provided by investing activities of $186.9 million in the same period of 2014.  Highlights of significant cash sources and uses are as follows:

•
Net proceeds of $170.0 million related to the sale of seven operating properties in early 2015 and the sale of Four Corner and Cornelius Gateway operating properties in December 2015 compared to net proceeds of $191.1 million related to the sale of eight operating properties in late 2014 and the sale of Red Bank Commons, Ridge Plaza, and 50th and 12th operating properties in early 2014;

•	Net cash outflow of $166.4 million related to 2015 acquisitions compared to a net cash outflow of $22.5 million related to the 2014 acquisition of Rampart Commons;

•
Decrease in capital expenditures of $2.0 million, in addition to a decrease in the change in construction payables of $19.5 million. In 2015, there was significant construction activity at Parkside Town Commons - Phase II, Tamiami Crossing, and Holly Springs Towne Center - Phase II.

Cash used in financing activities was $94.9 million for the year ended December 31, 2015, compared to cash provided by financing activities of $203.8 million in the same period of 2014.  Highlights of significant cash sources and uses in 2015 are as follows:

•
We drew $102.6 million on the unsecured revolving credit facility to redeem all the outstanding shares of our Series A Preferred Shares; $59 million to fund a portion of the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center and Chapel Hill Shopping Center; $30 million to fund the acquisition of our partner's interest in our City Center operating property; and $14.7 million on construction loans related to development projects;

•
We retired the $12.2 million loan secured by our Indian River operating property, the $26.2 million loan secured by our Plaza Volente operating property and the $50.1 million loan secured by our Landstown Commons operating property;

•
We exercised the accordion option feature on the existing unsecured term loan to increase our total borrowings from $230 million to $400 million. The $170 million of proceeds were utilized to pay down our unsecured revolving credit facility by $140 million and to retire loans totaling $30.5 million that were secured by our Draper Peaks and Beacon Hill operating properties;

•	We issued $250 million of senior unsecured notes;

•
In September 2015, we paid off the remaining balance of $199.6 million on our unsecured revolving credit facility and the $33 million loan secured by our Crossing at Killingly operating property, using proceeds from the issuance of the senior unsecured notes, and then in December 2015, we entered into a new $33 million loan secured by our Crossing at Killingly operating property;

•
In connection with the sale of seven properties in March 2015, we retired the $24 million loan secured by the Regal Court property. We paid down our unsecured revolving credit facility by $27 million utilizing a portion of proceeds from these property sales. In addition in December 2015, we paid down our unsecured revolving credit facility utilizing gross proceeds of $44.9 million from the sales of Four Corner Square and Cornelius Gateway;

•
We entered into a seven-year unsecured term loan for up to $200 million, and in December 2015 drew $100 million on the seven-year unsecured term loan and used the proceeds to pay down the unsecured revolving credit facility that was initially utilized to retire the $90 million loan secured by our City Center operating property.

•	Distributions to common shareholders and Common Unit holders of $93.1 million; and

•	Distributions to preferred shareholders of $8.6 million.

In addition to the cash activity above, in August 2015, in connection with the acquisition of Chapel Hill Shopping Center, we assumed a $18.3 million loan secured by the operating property.  As part of the estimated fair value determination, a debt premium of $0.2 million was recorded;

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Cash provided by operating activities was $42.6 million for the year ended December 31, 2014, a decrease of $9.8 million from the same period of 2013.  The decrease was primarily due to outflows for our merger costs and costs incurred by Inland Diversified prior to the Merger that were paid by us subsequent to June 30, 2014.

Cash provided by investing activities was $186.9 million for the year ended December 31, 2014, as compared to cash used in investing activities of $514.9 million in the same period of 2013.  Highlights of significant cash sources and uses are as follows:

•
Net proceeds of $191.1 million related to the sales of the Red Bank Commons, Ridge Plaza, 50th and 12th, Zionsville Walgreens and eight operating properties in 2014 compared to net proceeds of $7.3 million in 2013;

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

Cash used in financing activities was $203.8 million for the year ended December 31, 2014, compared to cash provided by financing activities of $468.2 million in the same period of 2013.  Highlights of significant cash sources and uses in 2014 are as follows:

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

In addition to the cash activity above, in July 2014, as a result of the Merger, we assumed $859.6 million in debt secured by 41 properties.  As part of the fair value determination, a debt premium of $33.3 million was recorded.

In December 2014, in connection with the acquisition of Rampart Commons, we assumed a $12.4 million fixed rate mortgage.  As part of the fair value determination, a debt premium of $2.2 million was recorded.

In December 2014, in connection with the sale of eight operating properties, Inland Real Estate assumed $75.8 million of our secured loans associated with Shoppes at Prairie Ridge, Fox Point, Harvest Square, Heritage Square, The Shoppes at Branson Hills and Copp’s Grocery.

Other Matters

Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to reduce the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

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

As of December 31, 2015, we have outstanding letters of credit totaling $14.7 million and no amounts were advanced against these instruments.

Contractual Obligations

The following table summarizes our contractual obligations to third parties based on contracts executed as of December 31, 2015.

($ in thousands)	Consolidated Long-term Debt and Interest[2]	Development Activity and Tenant Allowances[1]	Operating Ground Leases	Employment Contracts[3]	Total
2016	$327,443	$9,769	$1,494	$1,870	$340,576
2017	72,598	—	1,494	935	75,027
2018	135,825	—	1,132	—	136,957
2019	447,405	—	1,103	—	448,508
2020	89,383	—	1,088	—	90,471
Thereafter	983,789	—	44,583	—	1,028,372
Total	$2,056,443	$9,769	$50,894	$2,805	$2,119,911

____________________
1	Tenant allowances include commitments made to tenants at our operating and under construction development and redevelopment properties.
2
Our long-term debt consists of both variable and fixed-rate debt and includes both principal and interest.  Interest expense for variable-rate debt was calculated using the interest rates as of December 31, 2015.

3
We have entered into employment agreements with certain members of senior management. The term of each employment agreement expires on June 30, 2017, with automatic one-year renewals each July 1st thereafter unless we or the individual elects not to renew the agreement.

In connection with our formation at the time of our 2004 initial public offering, we entered into an agreement that restricts our ability, prior to December 31, 2016, to dispose of six of our operating properties in taxable transactions and limits the amount of gain we can trigger with respect to certain other operating properties without incurring reimbursement obligations to certain limited partners. We have agreed that if we dispose of any interest in six specified properties in a taxable transaction before December 31, 2016, then we will indemnify the contributors of those properties for their tax liabilities attributable to their built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment).  We do not intend to dispose of these properties prior to December 31, 2016 in a manner that would result in a taxable transaction.

The six properties to which our potential tax indemnity obligations relate represented 7.4% of our annualized base rent in the aggregate as of December 31, 2015. These six properties are International Speedway Square, Shops at Eagle Creek, Whitehall Pike, Portofino Shopping Center, Thirty South, and Market Street Village.

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

Our share of estimated future costs for our in-process and future developments and redevelopments is further discussed on page 75 in the "Short and Long-Term Liquidity Needs" section.

Outstanding Indebtedness

The following table presents details of outstanding consolidated indebtedness as of December 31, 2015 and 2014 adjusted for hedges:

($ in thousands)	December 31, 2015	December 31, 2014
Senior unsecured notes	$250,000	$—
Unsecured revolving credit facility	20,000	160,000
Unsecured term loans	500,000	230,000
Notes payable secured by properties under construction - variable rate	132,776	119,347
Mortgage notes payable - fixed rate	756,494	810,959
Mortgage notes payable - variable rate	58,268	205,798
Net premiums on acquired debt	16,521	28,159
Total mortgage and other indebtedness	1,734,059	1,554,263
Mortgage notes - properties held for sale	—	67,452
Total	$1,734,059	$1,621,715

 Consolidated indebtedness, including weighted average maturities and weighted average interest rates at December 31, 2015, is summarized below:

($ in thousands)	Amount	Weighted Average Maturity (Years)	Weighted Average Interest Rate	Percentage of Total
Fixed rate debt[1]	$1,502,190	5.4	4.17%	88%
Variable Rate Debt	215,348	4.0	1.97%	12%
Net Premiums on Acquired Debt	16,521	N/A	N/A	N/A
Total	$1,734,059	5.2	3.90%	100%

____________________
1
Calculations on fixed rate debt include the portion of variable rate debt that has been hedged; therefore, calculations on variable rate debt exclude the portion of variable rate debt that has been hedged. $495.7 million in variable rate debt is hedged for a weighted average 2.0 years.

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2030.

Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 135 to 225 basis points.  At December 31, 2015, the one-month LIBOR interest rate was 0.43%.  Fixed interest rates on mortgage loans range from 3.78% to 6.78%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. We are exposed to interest rate changes primarily through (1) our variable-rate unsecured credit facility and unsecured term loans, (2) property-specific variable-rate construction loans, and (3) other property-specific variable-rate mortgages. Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, hedges, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument.  As a matter of policy, we do not utilize financial instruments for trading or speculative transactions.

We had $1.7 billion of outstanding consolidated indebtedness as of December 31, 2015 (inclusive of net premiums on acquired debt of $16.5 million). As of December 31, 2015, we were party to various consolidated interest rate hedge agreements for a total of $495.7 million, with maturities over various terms ranging from 2016 through 2020. Including the effects of these hedge agreements, our fixed and variable rate debt would have been $1.5 billion (88%) and $0.2 billion (12%), respectively, of our total consolidated indebtedness at December 31, 2015.

We have $129.8 million of fixed rate debt maturing within the next twelve months.  A 100 basis point increase in market interest rates would not materially impact the annual cash flows associated with these loans.  A 100 basis point change in interest rates on our unhedged variable rate debt as of December 31, 2015 would change our annual cash flow by $2.2 million.  Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Parent Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Parent Company's management, including its Chief Executive Officer and Chief Financial Officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control – Integrated Framework, the Parent Company's management has concluded that its internal control over financial reporting was effective as of December 31, 2015.

The Parent Company's independent auditors, Ernst & Young LLP, an independent registered public accounting firm, have issued a report on its internal control over financial reporting as stated in their report which is included herein.

The Parent Company's internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Operating Partnership's management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control

– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control – Integrated Framework, the Operating Partnership's management has concluded that its internal control over financial reporting was effective as of December 31, 2015.

The Operating Partnership's independent auditors, Ernst & Young LLP, an independent registered public accounting firm, have issued a report on its internal control over financial reporting as stated in their report which is included herein.

The Operating Partnership's internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited Kite Realty Group Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Kite Realty Group Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kite Realty Group Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kite Realty Group Trust as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and the related financial statement schedule listed in the index at Item 15(a) as of December 31, 2015 of Kite Realty Group Trust and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group, L.P. and subsidiaries:

We have audited Kite Realty Group, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Kite Realty Group, L.P. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kite Realty Group, L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kite Realty Group, L.P. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and the related financial statement schedule listed in the index at Item 15(a) as of December 31, 2015 of Kite Realty Group, L.P. and subsidiaries and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 26, 2016

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated by reference to the material appearing in our 2016 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end in accordance with Regulation 14A.

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

KITE REALTY GROUP TRUST
(Registrant)

/s/ John A. Kite
John A. Kite
February 26, 2016	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ Daniel R. Sink
Daniel R. Sink
February 26, 2016	Chief Financial Officer
(Date)	(Principal Financial Officer)

KITE REALTY GROUP L.P. AND SUBSIDIARIES
(Registrant)

/s/ John A. Kite
John A. Kite
February 26, 2016	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ Daniel R. Sink
Daniel R. Sink
February 26, 2016	Chief Financial Officer
(Date)	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Kite	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	February 26, 2016
(John A. Kite)

/s/ William E. Bindley	Trustee	February 26, 2016
(William E. Bindley)

/s/ Victor J. Coleman	Trustee	February 26, 2016
(Victor J. Coleman)

/s/ Christie B. Kelly	Trustee	February 26, 2016
(Christie B. Kelly)

/s/ David R. O’Reilly	Trustee	February 26, 2016
(David R. O’Reilly)

/s/ Barton R. Peterson	Trustee	February 26, 2016
(Barton R. Peterson)

/s/ Lee A. Daniels	Trustee	February 26, 2016
(Lee A. Daniels)

/s/ Gerald W. Grupe	Trustee	February 26, 2016
(Gerald W. Grupe)

/s/ Charles H. Wurtzebach	Trustee	February 26, 2016
(Charles H. Wurtzebach)

/s/ Daniel R. Sink	Chief Financial Officer (Principal Financial Officer)	February 26, 2016
(Daniel R. Sink)

/s/ Thomas R. Olinger	Senior Vice President, Chief Accounting Officer	February 26, 2016
(Thomas R. Olinger)

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries

Index to Financial Statements

Page
Consolidated Financial Statements:

Kite Realty Group Trust:

Report of Independent Registered Public Accounting Firm	F-1

Kite Realty Group, L.P. and subsidiaries

Report of Independent Registered Public Accounting Firm	F-2

Kite Realty Group Trust:

Balance Sheets as of December 31, 2015 and 2014	F-3

Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014, and 2013	F-4

Statements of Shareholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013	F-5

Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013	F-6

Kite Realty Group, L.P. and subsidiaries
Balance Sheets as of December 31, 2015 and 2014	F-7

Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014, and 2013	F-8

Statements of Partners’ Equity for the Years Ended December 31, 2015, 2014, and 2013	F-9

Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013	F-10

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries:

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule:

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries:

Schedule III – Real Estate and Accumulated Depreciation	F-44

Notes to Schedule III	F-49

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kite Realty Group Trust at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kite Realty Group Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group, L.P. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Kite Realty Group, L.P. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kite Realty Group, L.P. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kite Realty Group, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 26, 2016

Kite Realty Group Trust
Consolidated Balance Sheets
($ in thousands, except share data)

	December 31, 2015	December 31, 2014
Assets:
Investment properties, at cost	$3,933,140	$3,732,748
Less: accumulated depreciation	(432,295)	(315,093)
	3,500,845	3,417,655

Cash and cash equivalents	33,880	43,826
Tenant and other receivables, including accrued straight-line rent of $23,809 and $18,630 respectively, net of allowance for uncollectible accounts	51,101	48,097
Restricted cash and escrow deposits	13,476	16,171
Deferred costs and intangibles, net	157,884	159,978
Prepaid and other assets	8,852	8,847
Assets held for sale (see Note 9)	—	179,642
Total Assets	$3,766,038	$3,874,216

Liabilities and Equity:
Mortgage and other indebtedness	$1,734,059	$1,554,263
Accounts payable and accrued expenses	81,356	75,150
Deferred revenue and intangibles, net and other liabilities	131,559	136,409
Liabilities held for sale (see Note 9)	—	81,164
Total Liabilities	1,946,974	1,846,986
Commitments and contingencies	—	—
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	92,315	125,082
Equity:
Kite Realty Group Trust Shareholders’ Equity
Preferred Shares, $.01 par value, 40,000,000 shares authorized, 0 and 4,100,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	102,500
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,334,865 and 83,490,663 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	833	835
Additional paid in capital and other	2,050,545	2,044,425
Accumulated other comprehensive loss	(2,145)	(1,175)
Accumulated deficit	(323,257)	(247,801)
Total Kite Realty Group Trust Shareholders' Equity	1,725,976	1,898,784
Noncontrolling Interests	773	3,364
Total Equity	1,726,749	1,902,148
Total Liabilities and Equity	$3,766,038	$3,874,216

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income (Loss)
($ in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Minimum rent	$263,794	$199,455	$93,637
Tenant reimbursements	70,235	52,773	24,422
Other property related revenue	12,976	7,300	11,429
Total revenue	347,005	259,528	129,488
Expenses:
Property operating	49,973	38,703	21,729
Real estate taxes	40,904	29,947	15,263
General, administrative, and other	18,709	13,043	8,211
Merger and acquisition costs	1,550	27,508	2,214
Non-cash gain from release of assumed earnout liability	(4,832)	—	—
Impairment charge	1,592	—	—
Depreciation and amortization	167,312	120,998	54,479
Total expenses	275,208	230,199	101,896
Operating income	71,797	29,329	27,592
Interest expense	(56,432)	(45,513)	(27,994)
Income tax expense of taxable REIT subsidiary	(186)	(24)	(262)
Non-cash gain on debt extinguishment	5,645	—	—
Gain on settlement	4,520	—	—
Other expense, net	(95)	(244)	(62)
Income (loss) from continuing operations	25,249	(16,452)	(726)
Discontinued operations:
Operating income from discontinued operations	—	—	834
Impairment charge	—	—	(5,372)
Non-cash gain on debt extinguishment	—	—	1,242
Gain on sales of operating properties, net	—	3,198	487
Income (loss) from discontinued operations	—	3,198	(2,809)
Income (loss) before gain on sale of operating properties	25,249	(13,254)	(3,535)
Gain on sale of operating properties, net	4,066	8,578	—
Consolidated net income (loss)	29,315	(4,676)	(3,535)
Net (income) loss attributable to noncontrolling interests	(2,198)	(1,025)	685
Net income (loss) attributable to Kite Realty Group Trust	27,117	(5,701)	(2,850)
Dividends on preferred shares	(7,877)	(8,456)	(8,456)
Non-cash adjustment for redemption of preferred shares	(3,797)	—	—
Net income (loss) attributable to common shareholders	$15,443	$(14,157)	$(11,306)

Net income (loss) per common share – basic:
Income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.19	$(0.29)	$(0.37)
Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	0.05	(0.11)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.19	$(0.24)	$(0.48)
Net income (loss) per common share – diluted:
Income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.18	$(0.29)	$(0.37)
Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	0.05	(0.11)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.18	$(0.24)	$(0.48)

Weighted average common shares outstanding - basic	83,421,904	58,353,448	23,535,434
Weighted average common shares outstanding - diluted	83,534,381	58,353,448	23,535,434

Dividends declared per common share	$1.09	$1.02	$0.96

Net income (loss) attributable to Kite Realty Group Trust common shareholders:
Income (loss) from continuing operations	$15,443	$(17,268)	$(8,686)
Income (loss) from discontinued operations	—	3,111	(2,620)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$15,443	$(14,157)	$(11,306)

Consolidated net income (loss)	$29,315	$(4,676)	$(3,535)
Change in fair value of derivatives	(995)	(2,621)	7,136
Total comprehensive income (loss)	28,320	(7,297)	3,601
Comprehensive (income) loss attributable to noncontrolling interests	(2,173)	(932)	161
Comprehensive income (loss) attributable to Kite Realty Group Trust	$26,147	$(8,229)	$3,762

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2012	4,100,000	$102,500	19,432,174	$194	$514,093	$(5,259)	$(138,044)	$473,484
Stock compensation activity	—	—	169,696	2	2,508	—	—	2,510
Issuance of common shares, net	—	—	13,081,250	131	313,767	—	—	313,898
Common shares issued under employee share purchase plan	—	—	934	—	22	—	—	22
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	—	—	6,612	—	6,612
Distributions declared to common shareholders	—	—	—	—	—	—	(23,780)	(23,780)
Distributions to preferred shareholders	—	—	—	—	—	—	(8,456)	(8,456)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(2,850)	(2,850)
Exchange of redeemable noncontrolling interest for common stock	—	—	22,500	—	582	—	—	582
Adjustments to redeemable noncontrolling interests – Operating Partnership	—	—	—	—	(8,465)	—	—	(8,465)
Balances, December 31, 2013	4,100,000	$102,500	32,706,554	$327	$822,507	$1,353	$(173,130)	$753,557
Common shares issued under employee share purchase plan	—	—	1,812	—	46	—	—	46
Common shares issued as part of Merger, net of offering costs	—	—	50,272,308	503	1,232,684	—	—	1,233,187
Common shares retired in connection with reverse share split	—	—	(2,436)	—	(60)	—	—	(60)
Stock compensation activity	—	—	490,425	5	3,294	—	—	3,299
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	—	—	(2,528)	—	(2,528)
Distributions declared to common shareholders	—	—	—	—	—	—	(60,514)	(60,514)
Distributions to preferred shareholders	—	—	—	—	—	—	(8,456)	(8,456)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(5,701)	(5,701)
Exchange of redeemable noncontrolling interests for common shares	—	—	22,000	—	567	—	—	567
Adjustment to redeemable noncontrolling interests	—	—	—	—	(14,613)	—	—	(14,613)
Balances, December 31, 2014	4,100,000	$102,500	83,490,663	$835	$2,044,425	$(1,175)	$(247,801)	$1,898,784
Stock compensation activity	—	—	(173,798)	(2)	3,744	—	—	3,742
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	—	—	(970)	—	(970)
Distributions declared to common shareholders	—	—	—	—	—	—	(90,899)	(90,899)
Distributions to preferred shareholders	—	—	—	—	—	—	(7,877)	(7,877)
Redemption of preferred shares	(4,100,000)	(102,500)	—	—	3,797	—	(3,797)	(102,500)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	27,117	27,117
Acquisition of partners' interests in consolidated joint ventures	—	—	—	—	1,445	—	—	1,445
Exchange of redeemable noncontrolling interests for common shares	—	—	18,000	—	487	—	—	487
Adjustment to redeemable noncontrolling interests	—	—	—	—	(3,353)	—	—	(3,353)
Balances, December 31, 2015	—	$—	83,334,865	$833	$2,050,545	$(2,145)	$(323,257)	$1,725,976

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flow from operating activities:
Consolidated net income (loss)	$29,315	$(4,676)	$(3,535)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Gain on sale of operating properties, net of tax	(4,066)	(11,776)	(487)
Impairment charge	1,592	—	5,372
Gain on debt extinguishment	(5,645)	—	(1,242)
Straight-line rent	(5,638)	(4,744)	(3,496)
Depreciation and amortization	170,521	123,862	57,757
Provision for credit losses, net of recoveries	4,331	1,740	922
Compensation expense for equity awards	4,580	2,914	1,932
Amortization of debt fair value adjustment	(5,834)	(3,468)	(127)
Amortization of in-place lease liabilities	(3,347)	(4,521)	(2,674)
Non-cash gain from release of assumed earnout liability	(4,832)	—	—
Changes in assets and liabilities:
Tenant receivables	(1,510)	(10,044)	(1,690)
Deferred costs and other assets	(6,646)	(5,355)	(9,062)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(903)	(41,375)	8,688
Payments on assumed earnout liability	(2,581)	—	—
Net cash provided by operating activities	169,337	42,557	52,358
Cash flow from investing activities:
Acquisitions of interests in properties	(166,411)	(22,506)	(407,215)
Capital expenditures, net	(92,564)	(94,553)	(112,581)
Net proceeds from sales of operating properties	170,016	191,126	7,293
Net proceeds from sales of marketable securities acquired from Merger	—	18,601	—
Net cash received from Merger	—	108,666	—
Change in construction payables	4,562	(14,950)	(2,396)
Collection of note receivable	—	542	—
Net cash (used in) provided by investing activities	(84,397)	186,926	(514,899)
Cash flow from financing activities:
Common share issuance proceeds, net of costs	—	—	314,771
Payments for redemption of preferred shares	(102,500)	—	—
Repurchases of common shares upon the vesting of restricted shares	(1,002)	(378)	(261)
Offering costs	—	(1,966)	—
Purchase of redeemable noncontrolling interests	(33,998)	—	—
Loan proceeds	984,303	146,495	528,590
Loan transaction costs	(4,913)	(4,270)	(2,138)
Loan payments	(835,019)	(285,244)	(342,033)
Distributions paid – common shareholders	(89,379)	(46,656)	(20,594)
Distributions paid – preferred shareholders	(8,582)	(8,456)	(8,456)
Distributions paid – redeemable noncontrolling interests	(3,681)	(2,992)	(1,579)
Distributions to noncontrolling interests	(115)	(324)	(108)
Net cash (used in) provided by financing activities	(94,886)	(203,791)	468,192
(Decrease) increase in cash and cash equivalents	(9,946)	25,692	5,651
Cash and cash equivalents, beginning of year	43,826	18,134	12,483
Cash and cash equivalents, end of year	$33,880	$43,826	$18,134
Supplemental disclosures
Cash paid for interest, net of capitalized interest	$61,306	$48,526	$31,577
Cash paid for taxes	$281	$87	$45
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
($ in thousands, except unit data)

	December 31, 2015	December 31, 2014
Assets:
Investment properties, at cost	$3,933,140	$3,732,748
Less: accumulated depreciation	(432,295)	(315,093)
	3,500,845	3,417,655

Cash and cash equivalents	33,880	43,826
Tenant and other receivables, including accrued straight-line rent of $23,809 and $18,630 respectively, net of allowance for uncollectible accounts	51,101	48,097
Restricted cash and escrow deposits	13,476	16,171
Deferred costs and intangibles, net	157,884	159,978
Prepaid and other assets	8,852	8,847
Assets held for sale (see Note 9)	—	179,642
Total Assets	$3,766,038	$3,874,216

Liabilities and Equity:
Mortgage and other indebtedness	$1,734,059	$1,554,263
Accounts payable and accrued expenses	81,356	75,150
Deferred revenue and intangibles, net and other liabilities	131,559	136,409
Liabilities held for sale (see Note 9)	—	81,164
Total Liabilities	1,946,974	1,846,986
Commitments and contingencies	—	—
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	92,315	125,082
Partners Equity:
Parent Company:
Preferred equity, 0 and 4,100,000 units issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	102,500
Common equity, 83,334,865 and 83,490,663 units issued and outstanding at December 31, 2015 and December 31, 2014, respectively	1,728,121	1,797,459
Accumulated other comprehensive loss	(2,145)	(1,175)
Total Partners Equity	1,725,976	1,898,784
Noncontrolling Interests	773	3,364
Total Equity	1,726,749	1,902,148
Total Liabilities and Equity	$3,766,038	$3,874,216

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
($ in thousands, except unit and per unit data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Minimum rent	$263,794	$199,455	$93,637
Tenant reimbursements	70,235	52,773	24,422
Other property related revenue	12,976	7,300	11,429
Total revenue	347,005	259,528	129,488
Expenses:
Property operating	49,973	38,703	21,729
Real estate taxes	40,904	29,947	15,263
General, administrative, and other	18,709	13,043	8,211
Merger and acquisition costs	1,550	27,508	2,214
Non-cash gain from release of assumed earnout liability	(4,832)	—	—
Impairment charge	1,592	—	—
Depreciation and amortization	167,312	120,998	54,479
Total expenses	275,208	230,199	101,896
Operating income	71,797	29,329	27,592
Interest expense	(56,432)	(45,513)	(27,994)
Income tax expense of taxable REIT subsidiary	(186)	(24)	(262)
Non-cash gain on debt extinguishment	5,645	—	—
Gain on settlement	4,520	—	—
Other expense, net	(95)	(244)	(62)
Loss from continuing operations	25,249	(16,452)	(726)
Discontinued operations:
Operating income from discontinued operations	—	—	834
Impairment charge	—	—	(5,372)
Non-cash gain on debt extinguishment	—	—	1,242
Gain on sales of operating properties, net	—	3,198	487
Income (loss) from discontinued operations	—	3,198	(2,809)
Income (loss) before gain on sale of operating properties	25,249	(13,254)	(3,535)
Gain on sale of operating properties, net	4,066	8,578	—
Consolidated net income (loss)	29,315	(4,676)	(3,535)
Net (income) loss attributable to noncontrolling interests	(1,854)	(1,435)	(121)
Dividends on preferred units	(7,877)	(8,456)	(8,456)
Non-cash adjustment for redemption of preferred shares	(3,797)	—	—
Net income (loss) attributable to common unitholders	$15,787	$(14,567)	$(12,112)

Allocation of net income (loss):
Limited Partners	$344	$(410)	$(806)
Parent Company	15,443	(14,157)	(11,306)
	$15,787	$(14,567)	$(12,112)

Net income (loss) per unit - basic:
Income (loss) from continuing operations attributable to common unitholders	$0.19	$(0.29)	$(0.37)
Income (loss) from discontinued operations attributable to common unitholders	—	0.05	(0.11)
Net income (loss) attributable to common unitholders	$0.19	$(0.24)	$(0.48)
Net income (loss) per unit - diluted:
Income (loss) from continuing operations attributable to common unitholders	$0.19	$(0.29)	$(0.37)
Income (loss) from discontinued operations attributable to common unitholders	—	0.05	(0.11)
Net income (loss) attributable to common unitholders	$0.19	$(0.24)	$(0.48)

Weighted average common units outstanding - basic	85,219,827	60,010,480	25,217,287
Weighted average common units outstanding - diluted	85,332,303	60,250,900	25,278,273

Distributions declared per common unit	$1.09	$1.02	$0.96

Net income (loss) attributable to common unitholders:
Income (loss) from continuing operations	$15,787	$(17,765)	$(9,303)
Income (loss) from discontinued operations	—	3,198	(2,809)
Net income (loss) attributable to common unitholders	$15,787	$(14,567)	$(12,112)

Consolidated net income (loss)	$29,315	$(4,676)	$(3,535)
Change in fair value of derivatives	(995)	(2,621)	7,136
Total comprehensive income (loss)	28,320	(7,297)	3,601
Comprehensive (income) loss attributable to noncontrolling interests	(1,854)	(1,435)	(121)
Comprehensive income (loss) attributable to common unitholders	$26,466	$(8,732)	$3,480
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
($ in thousands)

	General Partner			Total
	Common Equity	Preferred Equity	Accumulated Other Comprehensive (Loss) Income

Balances, December 31, 2012	$376,243	$102,500	$(5,259)	$473,484
Stock compensation activity	2,510	—	—	2,510
Capital contribution from Parent Company	313,920	—	—	313,920
Other comprehensive income attributable to Parent Company	—	—	6,612	6,612
Distributions declared to Parent Company	(23,780)	—	—	(23,780)
Distributions to preferred unitholders	—	(8,456)	—	(8,456)
Net loss	(11,306)	8,456	—	(2,850)
Conversion of Limited Partner Units to shares of the Parent Company	582	—	—	582
Adjustments to redeemable noncontrolling interests – Operating Partnership	(8,465)	—	—	(8,465)
Balances, December 31, 2013	$649,704	$102,500	$1,353	$753,557
Capital contribution as part of Merger, net of offering costs	1,233,233	—	—	1,233,233
Common units retired in connection with reverse share split	(60)	—	—	(60)
Stock compensation activity	3,299	—	—	3,299
Other comprehensive loss attributable to Parent Company	—	—	(2,528)	(2,528)
Distributions declared to Parent Company	(60,514)	—	—	(60,514)
Distributions to preferred unitholders	—	(8,456)	—	(8,456)
Net loss	(14,157)	8,456	—	(5,701)
Conversion of Limited Partner Units to shares of the Parent Company	567	—	—	567
Adjustment to redeemable noncontrolling interests	(14,613)	—	—	(14,613)
Balances, December 31, 2014	$1,797,459	$102,500	$(1,175)	$1,898,784
Stock compensation activity	3,742	—	—	3,742
Other comprehensive loss attributable to Parent Company	—	—	(970)	(970)
Distributions declared to Parent Company	(90,899)	—	—	(90,899)
Distributions to preferred unitholders	—	(7,877)	—	(7,877)
Redemption of preferred units	3,797	(102,500)	—	(98,703)
Net income	15,443	7,877	—	23,320
Acquisition of partners' interests in consolidated joint ventures	1,445	—	—	1,445
Conversion of Limited Partner Units to shares of the Parent Company	487	—	—	487
Adjustment to redeemable noncontrolling interests	(3,353)	—	—	(3,353)
Balances, December 31, 2015	$1,728,121	$—	$(2,145)	$1,725,976

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flow from operating activities:
Consolidated net income (loss)	$29,315	$(4,676)	$(3,535)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Gain on sale of operating properties, net of tax	(4,066)	(11,776)	(487)
Impairment charge	1,592	—	5,372
Gain on debt extinguishment	(5,645)	—	(1,242)
Straight-line rent	(5,638)	(4,744)	(3,496)
Depreciation and amortization	170,521	123,862	57,757
Provision for credit losses, net of recoveries	4,331	1,740	922
Compensation expense for equity awards	4,580	2,914	1,932
Amortization of debt fair value adjustment	(5,834)	(3,468)	(127)
Amortization of in-place lease liabilities	(3,347)	(4,521)	(2,674)
Non-cash gain from release of assumed earnout liability	(4,832)	—	—
Changes in assets and liabilities:
Tenant receivables	(1,510)	(10,044)	(1,690)
Deferred costs and other assets	(6,646)	(5,355)	(9,062)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(903)	(41,375)	8,688
Payments on assumed earnout liability	(2,581)	—	—
Net cash provided by operating activities	169,337	42,557	52,358
Cash flow from investing activities:
Acquisitions of interests in properties	(166,411)	(22,506)	(407,215)
Capital expenditures, net	(92,564)	(94,553)	(112,581)
Net proceeds from sales of operating properties	170,016	191,126	7,293
Net proceeds from sales of marketable securities acquired from Merger	—	18,601	—
Net cash received from Merger	—	108,666	—
Change in construction payables	4,562	(14,950)	(2,396)
Collection of note receivable	—	542	—
Net cash provided by (used in) investing activities	(84,397)	186,926	(514,899)
Cash flow from financing activities:
Contributions from the Parent Company	—	—	314,771
Payments for redemption of preferred units	(102,500)	—	—
Repurchases of common shares upon the vesting of restricted shares	(1,002)	(378)	(261)
Offering costs	—	(1,966)	—
Purchase of redeemable noncontrolling interests	(33,998)	—	—
Loan proceeds	984,303	146,495	528,590
Loan transaction costs	(4,913)	(4,270)	(2,138)
Loan payments	(835,019)	(285,244)	(342,033)
Distributions paid – common unitholders	(89,379)	(46,656)	(20,594)
Distributions paid – preferred unitholders	(8,582)	(8,456)	(8,456)
Distributions paid – redeemable noncontrolling interests	(3,681)	(2,992)	(1,579)
Distributions to noncontrolling interests	(115)	(324)	(108)
Net cash (used in) provided by financing activities	(94,886)	(203,791)	468,192
(Decrease) increase in cash and cash equivalents	(9,946)	25,692	5,651
Cash and cash equivalents, beginning of year	43,826	18,134	12,483
Cash and cash equivalents, end of year	$33,880	$43,826	$18,134
Supplemental disclosures
Cash paid for interest, net of capitalized interest	$61,306	$48,526	$31,577
Cash paid for taxes	$281	$87	$45
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015
($ in thousands, except share and per share data)

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

The Parent Company is the sole general partner of the Operating Partnership, and as of December 31, 2015 owned approximately 97.8% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.2% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

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

At December 31, 2015, we owned interests in 118 operating and redevelopment properties consisting of 110 retail properties, six retail redevelopment properties, one office operating property and an associated parking garage. We also owned three development properties under construction as of this date.

At December 31, 2014, we owned interests in 123 operating and redevelopment properties consisting of 118 retail properties, of which seven were classified as held for sale, three retail redevelopment properties, one office operating property and an associated parking garage. We also owned four development properties under construction as of this date.

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

Components of Investment Properties

The Company’s investment properties, excluding properties held for sale, as of December 31, 2015 and December 31, 2014 were as follows:

($ in thousands)	Balance at
	December 31, 2015	December 31, 2014
Investment properties, at cost:
Land	$805,646	$778,780
Buildings and improvements	2,946,976	2,785,780
Furniture, equipment and other	6,960	6,398
Land held for development	34,975	35,907
Construction in progress	138,583	125,883
	$3,933,140	$3,732,748

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

As of December 31, 2015, we had an investment in one joint venture that is a VIE in which we are the primary beneficiary.  As of this date, the VIE had total debt of $56.8 million which is secured by assets of the VIE totaling $107.2 million.  The Operating Partnership guarantees the debt of the VIE.

We consider all relationships between the Company and the VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s performance.  We also continuously reassess primary beneficiary status.  During the twelve months ended December 31, 2015, 2014 and 2013 there were no changes to our conclusions regarding whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.

Beacon Hill

In June 2015, we acquired our partner's interest in our Beacon Hill operating property. The transaction was accounted for as an equity transaction as we retained our controlling financial interest.

Cornelius Gateway

In December 2015, we sold our Cornelius Gateway operating property that was owned in a consolidated joint venture. The loss, which was not material and is included in "gain on sale of operating properties, net" in the accompanying consolidated statement of operations, was allocated 80% and 20% between us and our partner in accordance with the joint venture's operating agreement.

Acquisition of Real Estate Properties

Upon acquisition of real estate operating properties, we estimate the fair value of acquired identifiable tangible assets and identified intangible assets and liabilities, assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date.  Based on these estimates, we record the estimated fair value to the applicable assets and liabilities.  In making estimates of fair values, a number of sources are utilized, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs.

Fair value is determined for tangible assets and intangibles, including:

•
the fair value of the building on an as-if-vacant basis and the fair value of land determined either by comparable market data, real estate tax assessments, independent appraisals or other relevant data;

•
above-market and below-market in-place lease values for acquired properties, which are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases.  Any below-market renewal options are also considered in the in-place lease values.  The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the term of the lease.  Should a tenant vacate, terminate its lease, or otherwise notify us of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income;

•
the value of leases acquired.  We utilize independent and internal sources for our estimates to determine the respective in-place lease values.  Our estimates of value are made using methods similar to those used by independent appraisers.  Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases; and

•
the fair value of any assumed financing that is determined to be above or below market terms.  We utilize third party and independent sources for our estimates to determine the respective fair value of each mortgage payable.  The fair market value of each mortgage payable is amortized to interest expense over the remaining initial terms of the respective loan.

We also consider whether there is any value to in-place leases that have a related customer relationship intangible value.  Characteristics the Company considers in determining these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, among other factors.  To date, a tenant relationship has not been developed that is considered to have a current intangible value.

We finalize the measurement period of our business combinations when all facts and circumstances are understood, but in no circumstances to exceed one year.

Certain properties we acquired from the Merger included earnout components to the purchase price, meaning Inland Diversified did not pay a portion of the purchase price of the property at closing, although they owned the entire property. We are not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the acquisition agreements. If at the end of the time limits certain space has not been leased, occupied and rent producing, we will have no further obligation to pay the additional purchase price consideration and we will retain ownership of that entire property. The liability for potential future earnout payments was determined using estimated fair value measurements at the end of the period which included the lease-up periods, market rents and probability of occupancy. As these earnouts were the original obligation of the previous owner, our assumption of these earnouts is similar to the assumption of a contingent obligation. The earnout payments are based on a predetermined formula applied to rental income received. The earnouts are recorded as an addition to the purchase price of the related properties and as a liability included in deferred revenue and intangibles, net and other liabilities on the accompanying consolidated balance sheets. Subsequent to the measurement period, any adjustment to the assumed earnout liability is reflected in the consolidated statements of operations.

The Company determined that it was the acquirer for accounting purposes in the merger with Inland Diversified.  We considered the continuation of the Company’s existing management and a majority of the existing board members as the most significant considerations in our analysis.  Additionally, Inland Diversified had previously announced the transaction as a liquidation event and we believe this transaction was an acquisition of Inland Diversified by the Company.  See Note 8 for additional discussion.

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

Depreciation on buildings and improvements is provided utilizing the straight-line method over estimated original useful lives ranging from 10 to 35 years.  Depreciation on tenant allowances and tenant improvements are provided utilizing the straight-line method over the term of the related lease.  Depreciation on equipment and fixtures is provided utilizing the straight-line method over 5 to 10 years. Depreciation may be accelerated for a redevelopment project including partial demolition of existing structure after the asset is assessed for impairment.

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

Held for Sale and Discontinued Operations

Operating properties classified as "held for sale" include only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year among other factors.  Operating properties held for sale are carried at the lower of cost or fair value less costs to sell.  Depreciation and amortization are suspended during the period during which the asset is held-for-sale.

In the first quarter of 2014, we adopted the provisions of ASU 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which will result in fewer real estate sales being classified within discontinued operations as only disposals representing a strategic shift in operations will be presented as discontinued operations.  All operating properties included in discontinued operations in 2014 were classified as such prior to the adoption of ASU 2014-08, and no properties that have been sold, or designated as held-for-sale, since the adoption of ASU 2014-08 have met the revised criteria for classification within discontinued operations.

Escrow Deposits

Escrow deposits consist of cash held for real estate taxes, property maintenance, insurance and other requirements at specific properties as required by lending institutions and certain municipalities.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.  From time to time, such investments may temporarily be held in accounts that are in excess of FDIC and SIPC insurance limits; however the Company attempts to limit its exposure at any one time. As of December 31, 2014, cash and cash equivalents included $16.1 million of funds set aside by the Company to affect a tax deferred purchase of real estate. Such funds were not considered available for general corporate purposes.

Fair Value Measurements

We follow the framework established under accounting standard FASB ASC 820 for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination or upon determination of an impairment.

Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

•	Level 1 fair value inputs are quoted prices in active markets for identical instruments to which we have access.

•
Level 2 fair value inputs are inputs other than quoted prices included in Level 1 that are observable for similar instruments, either directly or indirectly, and appropriately considers counterparty creditworthiness in the valuations.

•
Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an instrument at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As discussed in Note 11, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Cash and cash equivalents, accounts receivable, escrows and deposits, and other working capital balances approximate fair value.

Note 4 includes a discussion of fair values recorded in 2013 when we transferred the Kedron Village operating property to the loan servicer. Note 8 includes a discussion of the fair values recorded in purchase accounting.  Note 9 includes a discussion of the fair values recorded when we recognized an impairment charge on our Shops at Otty operating property. Level 3 inputs to these transactions include our estimations of market leasing rates, tenant-related costs, discount rates, and disposal values.

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

Changes in the fair values of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.  Upon settlement of the hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedged transaction.  As of December 31, 2015 and 2014, all of our derivative instruments qualify for hedge accounting.

Revenue Recognition

As a lessor of real estate assets, the Company retains substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.

Contractual rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal source of revenue.  Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements.  Overage rent is included in other property related revenue in the accompanying statements of operations.  As a result of generating this revenue, we will routinely have accounts receivable due from tenants. We are subject to tenant defaults and bankruptcies that may affect the collection of outstanding receivables. To address the collectability of these receivables, we analyze historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts and straight line rent reserve. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

Gains or losses from sales of real estate are recognized when a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the asset, the Company has transferred to the buyer the usual risks and rewards of ownership, and the Company does not have a substantial continuing financial involvement in the property.  As part of the Company’s ongoing business strategy, it will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Net gains realized on such sales were $5.6 million, $1.5 million, and $6.2 million for the years ended December 31, 2015, 2014, and 2013, respectively, and are classified as other property related revenue in the accompanying consolidated statements of operations.

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

($ in thousands)	2015	2014	2013
Balance, beginning of year	$2,433	$1,328	$755
Provision for credit losses, net of recoveries	4,331	1,740	922
Accounts written off	(2,439)	(635)	(349)
Balance, end of year	$4,325	$2,433	$1,328

For the years ended December 31, 2015, 2014 and 2013, allowance for doubtful accounts represented 1.2%, 0.9% and 1.0% of total revenues, respectively.

Other Receivables

Other receivables consist primarily of receivables due from municipalities and from tenants for non-rental revenue related activities.

Concentration of Credit Risk

We may be subject to concentrations of credit risk with regards to our cash and cash equivalents.  We place cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such cash and investments may temporarily be in excess of insurance limits.  In addition, our accounts receivable from and leases with tenants potentially subjects us to a concentration of credit risk related to our accounts receivable and revenue.  At December 31, 2015, 50%, 11% and 6% of total billed receivables were due from tenants leasing space in the states of Florida, Indiana, and Texas, respectively, compared to 40%, 11%, and 4% in 2014.  For the year ended December 31, 2015, 25%, 14% and 12% of the Company’s revenue recognized was from tenants leasing space in the states of Florida, Indiana, and Texas, respectively, compared to 26%, 18%, and 13% in 2014 and 30%, 36%, and 14% in 2013.

Earnings Per Share

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units under our Outperformance Plan; potential settlement of redeemable noncontrolling interests in certain joint ventures; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the years ended December 31, 2015, 2014 and 2013 were 1.8 million, 1.7 million and 1.7 million, respectively.

Due to our net loss attributable to common shareholders and Common Unit holders for the years ended December 31, 2014 and 2013, there are no potentially dilutive securities for those periods. Approximately 0.1 million, 0.3 million and 0.4 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit because their impact was not dilutive for the twelve months ended December 31, 2015, 2014 and 2013 respectively.

On August 11, 2014, we completed a one-for-four reverse share split of our common shares. As a result of the reverse share split, the number of outstanding common shares of the Company was reduced from approximately 332.7 million to approximately 83.2 million at that date.  Unless otherwise noted, all common share and per share information contained herein has been restated to reflect the reverse share split as if it had occurred as of the beginning of the first period presented.

Segment Reporting

Our primary business is the ownership and operation of neighborhood and community shopping centers. We do not distinguish or group our operations on a geographical basis, or any other basis, when measuring performance. Accordingly, we have one operating segment, which also serves as our reportable segment for disclosure purposes in accordance with GAAP.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the years ended December 31, 2015, 2014, and 2013 were as follows:

($ in thousands)	2015	2014	2013
Noncontrolling interests balance January 1	$3,364	$3,548	$3,535
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	111	140	121
Distributions to noncontrolling interests	(115)	(324)	(108)
Acquisition of partner's interest in Beacon Hill operating property	(2,353)	—	—
Partner's share of loss on sale of Cornelius Gateway operating property	(234)	—	—
Noncontrolling interests balance at December 31	$773	$3,364	$3,548

Redeemable Noncontrolling Interests – Operating Partnership

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  At December 31, 2015 and 2014, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after preferred dividends and noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the years ended December 31, 2015, 2014, and 2013, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Year Ended December 31,
	2015	2014	2013
Parent Company’s weighted average interest in Operating Partnership	97.9%	97.2%	93.3%
Limited partners' weighted average interests in Operating Partnership	2.1%	2.8%	6.7%

At December 31, 2015 and December 31, 2014, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.8% and 2.2% and 98.1% and 1.9%, respectively.

Concurrent with the Parent Company’s initial public offering and related formation transactions, certain individuals received Limited Partner Units of the Operating Partnership in exchange for their interests in certain properties. The limited partners were granted the right to redeem Limited Partner Units on or after August 16, 2005 for cash or, at the Parent Company's election, common shares of the Parent Company in an amount equal to the market value of an equivalent number of common shares of the Parent Company at the time of redemption. Such common shares must be registered, which is not fully in the Parent Company’s control. Therefore, the limited partners’ interest is not reflected in permanent equity. The Parent Company also has the right to redeem the Limited Partner Units directly from the limited partner in exchange for either cash in the amount specified above or a number of its common shares equal to the number of Limited Partner Units being redeemed. For the years ended December 31, 2015, 2014 and 2013, respectively, 18,000, 22,000, and 23,250 Limited Partner Units were exchanged for the same number of common shares of the Parent Company.

There were 1,901,278 and 1,639,443 Limited Partner Units outstanding as of December 31, 2015 and 2014, respectively. The increase in Limited Partner Units outstanding from December 31, 2014 is due primarily to non-cash compensation awards previously made to our executive officers in the form of Limited Partner Units.

Redeemable Noncontrolling Interests - Subsidiaries

Prior to the Merger, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties.  The Class B units related to two of these three joint ventures remain outstanding subsequent to the Merger with Inland Diversified and are accounted for as noncontrolling interests in these properties.  The Class B units will become redeemable at our applicable partner’s election at future dates generally beginning in March 2017 or October 2022 based on the applicable joint venture and the fulfillment of certain redemption criteria.  Beginning in June 2018 and November 2022, with respect to the applicable joint venture, the Class B units can be redeemed at the election of either our partner or us for cash or Limited Partner Units in the Operating Partnership.  None of the issued Class B units have a maturity date and none are mandatorily redeemable.

On February 13, 2015, we acquired our partner’s redeemable interest in the City Center operating property for $34.0 million and other non-redeemable rights and interests held by our partner for $0.4 million. We funded this acquisition with a $30 million draw on our unsecured revolving credit facility and the remainder in Limited Partner Units in the Operating Partnership. As a result of this transaction, our guarantee of a $26.6 million loan on behalf of LC White Plains Retail, LLC and LC White Plains Recreation, LLC was terminated.

We classify redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of December 31, 2015 and 2014, the redemption amounts of these interests did not exceed the fair value of each interest.  As of December 31, 2015, the redemption value of the redeemable noncontrolling interests exceeded the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the years ended December 31, 2015, 2014, and 2013 were as follows:

($ in thousands)	2015	2014	2013
Redeemable noncontrolling interests balance January 1	$125,082	$43,928	$37,670
Acquired redeemable noncontrolling interests from merger	—	69,356	—
Acquisition of partner's interest in City Center operating property	(33,998)	—	—
Net income (loss) allocable to redeemable noncontrolling interests	2,087	891	(806)
Distributions declared to redeemable noncontrolling interests	(3,773)	(3,021)	(1,587)
Other, net	2,917	13,928	8,651
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31	$92,315	$125,082	$43,928

Limited partners' interests in Operating Partnership	$50,085	$47,320	$43,928
Other redeemable noncontrolling interests in certain subsidiaries	42,230	77,762	—
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31	$92,315	$125,082	$43,928

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2014 and 2013 have been reclassified to conform to the 2015 consolidated financial statement presentation.  The reclassifications had no impact on net loss previously reported.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (the “Update”). The Update changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity or assets that meet the criteria to be classified as held for sale and that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The Update also requires expanded disclosures for discontinued operations and requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting in the period in which it is disposed of or is classified as held for sale and for all prior periods that are presented in the statement where net income is reported. The Update is effective for annual periods beginning on or after December 15, 2014, with early adoption permitted for disposals of assets that were not held for sale as of December 31, 2013. We adopted the Update in the first quarter of 2014. In March 2014, the Company disposed of its 50th and 12th operating property which had been classified as held for sale at December 31, 2013. Accordingly, the revenues and expenses of this property and the associated gain on sale have been classified in discontinued operations in the 2014 consolidated statements of operations

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”). ASU 2014-9 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance. It will also affect the existing GAAP guidance governing the sale of nonfinancial assets. The new standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance.

Under the new standard, entities will now generally recognize the sale, and any associated gain or loss, of a real estate property when control of the property transfers, as long as collectability of the consideration is probable. The new standard also amends ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 340-40, incremental costs of obtaining a contract are recognized as an asset if the entity expects to recover them. Other costs related to originating a revenue transaction, such as salary expense, that is based on other qualitative or quantitative metrics, likely do not meet the criteria for capitalization because they are not directly related to obtaining a contract. We expect this new guidance will increase total General, administrative, and other expense on our consolidated statement of operations and decrease amortization expense.

ASU 2014-9 was to be effective for public entities for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted, but in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delays the effective date of ASU 2014-9 for one year. ASU 2014-9 allows for either recognizing the cumulative effect of application (i) at the start of the earliest comparative period presented (with the option to use any or all of three practical expedients) or (ii) as a cumulative effect adjustment as of the date of initial application, with no restatement of comparative periods presented.

We are currently evaluating the impact adopting the new accounting standard, and the transition method of such adoption, will have on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 makes changes to both the variable interest model and the voting model. This guidance becomes effective for annual and interim periods beginning on or after December 15, 2015. All reporting entities involved with limited partnerships will have to re-evaluate whether these entities qualify for consolidation and revise documentation accordingly. We are currently evaluating the impact adopting the new accounting standard will have on our consolidated financial statements, but we do not currently believe it will result in material changes to our previous consolidation conclusions.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 will eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 requires that an acquirer must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016, with early adoption permitted. We are currently evaluating the effect, if any, on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual and interim reporting periods beginning on or after December 15,

2018, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact adopting the new accounting standard will have on our consolidated financial statements.

Note 3. Gain on Settlement

In June 2015, we received $4.75 million to settle a dispute related to eminent domain and related damages at one of our operating properties. The settlement agreement did not restrict our use of the proceeds from this settlement. These proceeds, net of certain costs, are included in gain on settlement in the accompanying statement of operations. In July 2015, we used the proceeds to pay down a portion of the loan secured by the operating property.

Note 4. Kedron Village

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

Note 5. Share-Based Compensation

Overview

The Company's 2013 Equity Incentive Plan (the "Plan") authorizes options and other share-based compensation awards to be granted to employees and trustees for up to an additional 1,500,000 common shares of the Company.  The Company accounts for its share-based compensation in accordance with the fair value recognition provisions provided under Topic 718—“Stock Compensation” in the ASC.

The total share-based compensation expense, net of amounts capitalized, included in general and administrative expenses for the years ended December 31, 2015, 2014, and 2013 was $4.4 million, $2.9 million, and $1.1 million, respectively.  For the years ended December 31, 2015, 2014, and 2013, total share-based compensation cost capitalized for development and leasing activities was $1.0 million, $0.8 million, and $0.5 million, respectively.

As of December 31, 2015, there were 1,239,022 shares available for grant under the Plan.

Share Options

Pursuant to the Plan, the Company may periodically grant options to purchase common shares at an exercise price equal to the grant date fair value of the Company's common shares.  Granted options typically vest over a five year period and expire ten years from the grant date.  The Company issues new common shares upon the exercise of options.

A summary of option activity under the Plan as of December 31, 2015, and changes during the year then ended, is presented below:

	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2015			248,991	$33.88
Granted			—	—
Exercised			(1,250)	10.56
Expired			(14,375)	60.68
Forfeited			—	—
Outstanding at December 31, 2015	$1,282,272	2.95	233,366	$32.36
Exercisable at December 31, 2015	$1,272,738	2.94	231,875	$32.44
Exercisable at December 31, 2014			243,686	$34.16

There were no options granted in 2015, 2014 and 2013.

The aggregate intrinsic value of the 1,250 and 3,313 options exercised during the years ended December 31, 2015 and 2014 was less than $0.1 million. The aggregate intrinsic value of the 40,639 options exercised during the year ended December 31, 2013 was $0.4 million.

As of December 31, 2015 there was less than $0.1 million of total unrecognized compensation cost related to outstanding unvested share option awards.

Restricted Shares

In addition to share option grants, the Plan also authorizes the grant of share-based compensation awards in the form of restricted common shares.  Under the terms of the Plan, these restricted shares, which are considered to be outstanding shares from the date of grant, typically vest over a period ranging from one to five years.  The Company pays dividends on restricted shares and such dividends are charged directly to shareholders’ equity.

The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2015 and changes during the year then ended:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding at January 1, 2015	615,453	$22.87
Shares granted	121,075	28.10
Shares forfeited	(358)	21.49
Shares canceled	(274,835)	21.25
Shares vested	(105,001)	23.86
Restricted shares outstanding at December 31, 2015	356,334	$25.61

During the years ended December 31, 2015, 2014, and 2013, the Company granted 121,075, 499,436, and 103,685 restricted shares, respectively, to employees and non-employee members of the Board of Trustees with weighted average grant date fair values of $28.10, $22.62, and $25.80, respectively.  In June 2015, the Company canceled 274,835 shares of unvested restricted shares that would have vested in equal amounts on July 2, 2015, July 2, 2016, July 2, 2017, and July 2, 2018 in exchange for converting these awards into an equal number of Limited Partner Units, which had the same fair value. The total fair value of shares vested during the years ended December 31, 2015, 2014, and 2013 was $2.9 million, $1.6 million, and $1.1 million, respectively.

As of December 31, 2015, there was $6.9 million of total unrecognized compensation cost related to restricted shares and units granted under the Plan, which amount is expected to be recognized in the consolidated statements of operations over a weighted-average period of 1.76 years.  We expect to incur $2.5 million of this expense in fiscal year 2016, $1.9 million in fiscal year 2017, $1.6 million in fiscal year 2018, $0.8 million in fiscal year 2019, and the remainder in fiscal year 2020.

Outperformance Plan

The Compensation Committee of the Board of Trustees has adopted the Kite Realty Group Trust 2014 Outperformance Plan in July 2014 for members of executive management and certain other employees, pursuant to which participants are eligible to earn units in the Operating Partnership based on the achievement of certain performance criteria related to the Company’s common shares. Participants in the 2014 Outperformance Plan were awarded the right to earn, in the aggregate, up to $7.5 million of share-settled awards (the “bonus pool”) if, and only to the extent of which, based on our total shareholder return (“TSR”) performance measures are achieved for the three-year period beginning July 1, 2014 and ending June 30, 2017.  Awarded interests not earned based on the TSR measures are forfeited.

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

The 2014 Outperformance Plan was valued at an aggregate value of $2.4 million utilizing a Monte Carlo simulation.  The value of the awards will be amortized to expense through the final vesting date of June 30, 2019 based upon a graded vesting schedule.  We expect to incur $0.7 million of this expense in fiscal year 2016, $0.6 million in fiscal year 2017, $0.3 million in fiscal year 2018 and $0.1 million in fiscal year 2019.

Performance Awards

The Compensation Committee of the Board of Trustees revised the structure for its annual incentive awards in 2015. The Compensation Committee established an overall target value of incentive compensation for each executive officer, with 50% of the target value being granted in the form of a time-based restricted shares award to be made on a discretionary basis in the spring of 2016, based on review of the prior year's performance, and the remaining 50% being granted in the form of a three-year performance share award.

In March 2015, in connection with the setting of these overall target values, the Compensation Committee awarded each executive officer a three-year performance award of restricted shares units ("PSUs"). These PSUs may be earned over a three-year performance period from January 1, 2015 to December 31, 2017. The performance criteria will be based on the relative total shareholder return ("TSR") achieved by the Company measured against the SNL US REIT Retail Shopping Center index over the three-year measurement period. Any PSUs earned at the end of the three-year period will be fully vested. The PSUs were valued at an aggregate value of $1.1 million utilizing a Monte Carlo simulation.  The value of the awards will be amortized to expense through the final vesting date of February 28, 2018 based upon a graded vesting schedule.  We expect to incur $0.4 million of this expense in fiscal year 2016, $0.4 million in fiscal year 2017 and $0.1 million in fiscal year 2018.

Note 6. Deferred Costs and Intangibles, net

Deferred costs consist primarily of financing fees incurred to obtain long-term financing, acquired lease intangible assets, and broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred financing costs are amortized on a straight-line basis over the terms of the respective loan agreements.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At December 31, 2015 and 2014, deferred costs consisted of the following:

($ in thousands)	2015	2014
Deferred financing costs	$19,052	$14,575
Acquired lease intangible assets	138,796	142,823
Deferred leasing costs and other	54,902	48,149
	212,750	205,547
Less—accumulated amortization	(54,866)	(36,583)
Total	157,884	168,964
Deferred costs and intangibles, net – properties held for sale	—	(8,986)
Total	$157,884	$159,978

The estimated net amounts of amortization from acquired lease intangible assets for each of the next five years and thereafter are as follows:

($ in thousands)	Amortization of above market leases	Amortization of deferred leasing costs	Total
2016	$5,252	$16,737	$21,989
2017	4,293	13,866	18,159
2018	2,724	10,045	12,769
2019	1,475	7,507	8,982
2020	1,279	6,560	7,839
Thereafter	5,307	35,279	40,586
Total	$20,330	$89,994	$110,324

The accompanying consolidated statements of operations include amortization expense as follows:

($ in thousands)	For the year ended December 31,
	2015	2014	2013
Amortization of deferred financing costs	$3,209	$2,864	$2,434
Amortization of deferred leasing costs, lease intangibles and other	25,187	17,291	5,605
Amortization of above market lease intangibles	6,860	4,787	534

Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense, except for the amortization of above market leases, while the amortization of deferred financing costs is included in interest expense.  The amortization of above market lease intangibles is included as a reduction to revenue.

Note 7. Deferred Revenue, Intangibles, Net and Other Liabilities

Deferred revenue and other liabilities primarily consist of unamortized fair value of in-place lease liabilities recorded in connection with purchase accounting, an assumed obligation related to a pre-existing potential earnout payment related to the Merger, retainage payables for development and redevelopment projects, and tenant rent payments received in advance of their due date.  The amortization of in-place lease liabilities is recognized as revenue over the remaining life of the leases (including option periods for leases with below market renewal options).  Tenant rent payments received in advance are recognized as revenue in the period to which they apply, which is typically the month following their receipt.

At December 31, 2015 and 2014, deferred revenue and other liabilities consisted of the following:

($ in thousands)	2015	2014
Unamortized in-place lease liabilities	$112,405	$125,336
Retainages payable and other	5,636	2,852
Assumed earnout liability (Note 15)	1,380	9,664
Tenant rents received in advance	12,138	10,841
Total	131,559	148,693
Deferred revenue, intangibles, net and other liabilities – liabilities held for sale	—	(12,284)
Total	$131,559	$136,409

The estimated net amounts of amortization of in-place lease liabilities and the increasing effect on minimum rent for each of the next five years and thereafter is as follows:

($ in thousands)
2016	$8,198
2017	7,143
2018	6,414
2019	5,855
2020	5,442
Thereafter	79,353
Total	$112,405

Note 8. Merger and Acquisitions

The results of operations for all acquired properties during the years ended December 31, 2015, 2014, and 2013, respectively, have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition.

The fair value of the real estate and related assets acquired were primarily determined using the income approach.  The income approach required us to make assumptions about market leasing rates, tenant-related costs, discount rates, and disposal values.  The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as previously defined.

Merger and acquisition costs are expensed as incurred and include transaction costs for completed and prospective acquisitions. As part of the Merger with Inland Diversified, we incurred significant costs in 2014 related to investment banking, lender, due diligence, legal, and professional fees.  Merger and acquisition costs for the years ended December 31, 2015, 2014, and 2013 were $1.6 million, $27.5 million and $2.2 million, respectively.

A preliminary estimation of the fair value of acquired tangible and intangible assets and liabilities was made at the dates of each acquisition.

2015 Acquisitions

In 2015, we acquired four operating properties for total consideration of $185.8 million, including the assumption of an $18.3 million loan, which are summarized below:

Property Name	MSA	Acquisition Date

Colleyville Downs	Dallas, TX	April 2015
Belle Isle Station	Oklahoma City, OK	May 2015
Livingston Shopping Center	New York - Newark	July 2015
Chapel Hill Shopping Center	Fort Worth, TX	August 2015

The following table summarizes the estimation of the fair value of assets acquired and liabilities assumed for the properties acquired in 2015:

($ in thousands)
Investment properties, net	$176,223
Lease-related intangible assets, net	17,436
Other assets	435
Total acquired assets	194,094

Mortgage and other indebtedness	18,473
Accounts payable and accrued expenses	2,125
Deferred revenue and other liabilities	8,269
Total assumed liabilities	28,867

Fair value of acquired net assets	$165,227

The leases at the acquired properties had a weighted average remaining life at acquisition of approximately 9.4 years.

The operating properties acquired in 2015 generated revenues of $8.8 million and a loss from continuing operations of $1.3 million (inclusive of depreciation and amortization expense of $5.8 million) since their respective dates of acquisition.

As of December 31, 2015, we finalized the fair values of the assets and liabilities acquired in 2015. There were no material adjustments to the fair values of acquired assets and assumed liabilities of our 2015 acquisitions during the year ended December 31, 2015.

2014 Merger and Acquisitions

In 2014, we acquired a total of 61 operating properties.  Upon completion of the Merger with Inland Diversified in July, we acquired 60 operating properties and in December we acquired an operating property in Las Vegas, Nevada.  The total purchase price of the assets acquired in the Merger was $2.1 billion.  As part of the Merger, we assumed $860 million of debt, maturing in various years through March 2023.  In addition, we assumed a $12.4 million mortgage with a fixed interest rate of 5.73%, maturing in June 2030, as part of the Las Vegas acquisition.

The following is a summary of our 2014 operating property acquisitions.

Property Name	MSA	Acquisition Date	Purchase Price ($ in millions)

Merger with Inland Diversified	Various	July 2014	$2,128.6

Rampart Commons	Las Vegas, NV	December 2014	32.3

The ranges of the most significant Level 3 assumptions utilized in determining the value of the real estate and related assets of each building acquired during the Merger are as follows:

	Low	High
Lease-up period (months)	6	18
Net rental rate per square foot – Anchors (greater than 10,000 square feet)	$5.00	$30.00
Net rental rate per square foot – Small Shops	$11.00	$53.00
Discount rate	5.75%	9.25%

The following table summarizes the aggregate estimated fair values of the properties acquired in connection with the Merger with Inland Diversified on July 1, 2014:

($ in thousands)
Assets:
Investment properties, net	$2,095,567
Deferred costs, net	143,210
Investments in marketable securities	18,602
Cash and cash equivalents	108,666
Accounts receivable, prepaid expenses, and other	20,157
Total assets	$2,386,202

Liabilities:
Mortgage and other indebtedness, including debt premium of $33,298	$892,909
Deferred revenue and other liabilities	129,935
Accounts payable and accrued expenses	59,314
Total Liabilities	1,082,158

Noncontrolling interests	69,356
Common stock issued	1,234,688
Total estimated fair value of acquired net assets	$2,386,202

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 5.8 years.

The following table summarizes the revenues and expenses of the properties acquired in 2014 subsequent to the respective acquisition dates. These revenues and expenses are included in the consolidated statement of operations for the year ended December 31, 2014:

($ in thousands)	Year ended December 31,
2014
Revenue	$92,212
Expenses:
Property operating	14,262
Real estate taxes and other	11,254
Depreciation and amortization	43,257
Interest expense	14,845
Total expenses	83,618
Gain on sale and other (1)	2,153
Net income impact from 2014 acquisitions prior to income allocable to noncontrolling interests	10,747
Income allocable to noncontrolling interests	(1,284)
Impact from 2014 acquisitions on income attributable to Kite Realty Trust	$9,463

____________________
1	We sold eight properties that were acquired through the Merger in November and December 2014.

The following table presents unaudited pro forma financial information for the years ended December 31, 2014 and 2013 as if the Merger and the 2013 and 2014 property acquisitions had been consummated on January 1, 2013.  The pro forma results have been accounted for pursuant to our accounting policies and adjusted to reflect the results of Inland Diversified’s additional depreciation and amortization that would have been recorded assuming the allocation of the purchase price to investment properties, intangible assets and indebtedness had been applied on January 1, 2013.  The pro forma results exclude Merger and acquisition costs and reflect the termination of management agreements with affiliates of Inland Diversified as neither are expected to have a continuing impact on the results of the operations following the Merger and the results also reflect the pay down of certain indebtedness.

($ in thousands)	Twelve Months Ended December 31, (unaudited)
	2014	2013
Total revenue	$355,716	$357,506
Consolidated net income	26,911	2,219

As of June 30, 2015, we finalized the fair values of the assets and liabilities acquired in the Merger. There were no material adjustments made to the fair values of acquired assets and assumed liabilities during 2015, except as described in Note 15.

2013 Acquisition Activities

In 2013, we acquired thirteen operating properties, which are summarized below:

Property Name	MSA	Acquisition Date	Purchase Price ($ in millions)

Shoppes of Eastwood	Orlando, FL	January 2013	$11.6
Cool Springs Market	Nashville, TN	April 2013	37.6
Castleton Crossing	Indianapolis, IN	May 2013	39.0
Toringdon Market	Charlotte, NC	August 2013	15.9

Nine Property Portfolio	Various	November 2013	304.0

The following table summarizes our final aggregated estimated fair value of amounts recognized for each major class of asset and liability for these acquisitions:

($ in thousands)	Allocation to opening balance sheet
Investment properties, net	$419,080
Lease-related intangible assets	19,537
Other assets	293
Total acquired assets	438,910

Accounts payable and accrued expenses	2,204
Deferred revenue and other liabilities	29,291
Total assumed liabilities	31,495

Fair value of acquired net assets	$407,415

The leases in the acquired properties had a weighted average remaining life at acquisition of approximately 4.6 years.

There were no material adjustments to the fair value determination of acquired assets and assumed liabilities for our 2013 acquisitions during the year ended December 31, 2014.

Note 9. Disposals, Discontinued Operations, Investment Properties Held for Sale and Impairment Charge

2015 Activities

During the fourth quarter of 2015, we sold our Four Corner operating property in Seattle, Washington, and our Cornelius Gateway operating property in Portland, Oregon, for aggregate proceeds of $44.9 million and a net gain of $0.6 million.

In connection with the sale of these two properties, we evaluated the prospects of our remaining operating property in the Pacific Northwest, Shops at Otty. As part of this review and our limited presence in the Pacific Northwest market led to our intent to sell the property in the near term, which shortened the intended holding period. Based on this re-evaluation, the estimated undiscounted cash flows over the remaining holding period do not exceed the carrying value of the asset.  Accordingly, we determined it was appropriate to write off the net book value of this property and record a non-cash impairment charge of $1.6 million for the year ended December 31, 2015, because our estimation is that the fair value of this property is nominal.

As discussed below, in March 2015, we sold seven properties for aggregate net proceeds of $103.0 million and a net gain of $3.4 million.

The results of these operating properties are not included in discontinued operations in the accompanying statements of operations as none of the operating properties individually, nor in the aggregate, represent a strategic shift that has had or will have a material effect on our operations or financial results (see Note 2).

2014 Activities

During 2014, we sold our Red Bank Commons operating property in Evansville, Indiana, our Ridge Plaza operating property in Oak Ridge, New Jersey, Zionsville Walgreens operating property in Zionsville, Indiana, and our 50th and 12th operating property in Seattle, Washington, for aggregate proceeds of $42.5 million and a net gain of $9.6 million.

The Red Bank Commons, Ridge Plaza and Zionsville Walgreens operating properties are not included in discontinued operations in the accompanying Statements of Operations for the years ended December 31, 2014 and 2013, as the disposals individually, nor in the aggregate, represent a strategic shift that has or will have a major effect on our operations and financial results (see Note 2).

The 50th and 12th operating property is included in discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2014 and 2013, as the property was classified as held for sale as of December 31, 2013, prior to our adoption of ASU 2014-8.

In September 2014, we agreed to sell 15 of our operating properties. In late 2014, we completed the sale of eight of these operating properties for aggregate net proceeds of $150.8 million and a net gain of $1.4 million. In March 2015, we sold the remaining seven operating properties for aggregate net proceeds of $103.0 million and a net gain of $3.4 million.

The operating properties sold in late 2014 and early 2015 are as follows:

Property Name	MSA	Owned GLA
Sold in late 2014
Copps Grocery	Stevens Point, WI	69,911
Fox Point	Neenah, WI	171,121
Harvest Square	Harvest, AL	70,590
Landing at Ocean Isle Beach	Ocean Isle Beach, NC	53,220
Branson Hills Plaza[1]	Branson, MO	289,986
Shoppes at Branson Hills	Branson, MO
Shoppes at Prairie Ridge	Pleasant Prairie, WI	128,431
Heritage Square	Conyers, GA	22,385

Sold in early 2015
Eastside Junction	Athens, AL	79,700
Fairgrounds Crossing	Hot Springs, AR	151,927
Hawk Ridge	Saint Louis, MO	75,951
Prattville Town Center	Prattville, AL	168,842
Regal Court	Shreveport, LA	151,719
Whispering Ridge	Omaha, NE	69,676
Walgreens Plaza	Jacksonville, NC	42,219

____________________
1	Owned GLA includes Branson Hills Plaza and Shoppes at Branson Hills.

The results of the 15 operating properties sold are not included in discontinued operations in the accompanying Statements of Operations as the disposals neither individually, nor in the aggregate, represent a strategic shift that has had or will have a material effect on our operations or financial results.  The seven properties sold in March 2015, met the requirements for presentation as held for sale as of December 31, 2014.  Upon meeting the held-for-sale criteria, depreciation and amortization ceased for these operating properties. The assets and liabilities associated with the operating properties that were classified as held sale in 2014 are separately classified as held for sale in the consolidated balance sheets as of December 31, 2014.

The following table presents the assets and liabilities associated with the held for sale properties:

($ in thousands)	December 31,
2014
Assets:
Investment properties, at cost	$170,782
Less: accumulated depreciation	(1,313)
169,469

Accounts receivable, prepaids and other assets	1,187
Deferred costs and intangibles, net	8,986
Total assets held for sale	$179,642

Liabilities:
Mortgage and other indebtedness, including net premium	$67,452
Accounts payable and accrued expenses	1,428
Deferred revenue, intangibles and other liabilities	12,284
Total liabilities held for sale	$81,164

2013 Activities

In September 2013, we sold our Cedar Hill Village operating property in Dallas, Texas.  In July 2013, foreclosure proceedings were completed on the Kedron Village operating property and the mortgage lender took title to the property in satisfaction of principal and interest due on the mortgage (see Note 4). The activities of these properties sold in 2013 are reflected as discontinued operations in the accompanying consolidated statements of operations.

Discontinued Operations

The results of the discontinued operations related to the properties that were classified as such prior to the adoption of ASU 2014-08 were comprised of the following for the years ended December 31, 2014 and 2013:

($ in thousands)	Year ended December 31,
	2014	2013
Revenue	$—	$2,565
Expenses:
Property operating	—	117
Real estate taxes and other	—	199
Depreciation and amortization	—	844
Impairment charge	—	5,372
Total expenses	—	6,532
Operating loss	—	(3,967)
Interest expense	—	(571)
Loss from discontinued operations	—	(4,538)
Gain on debt extinguishment	—	1,242
Gain on sale of operating properties, net	3,198	487
Total income (loss) from discontinued operations	$3,198	$(2,809)

Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	$3,111	$(2,620)
Income (loss) from discontinued operations attributable to noncontrolling interests	87	(189)
Total income (loss) from discontinued operations	$3,198	$(2,809)

Note 10. Mortgage Loans and Other Indebtedness

Mortgage and other indebtedness, excluding mortgages related to assets held for sale (see Note 9), consist of the following at December 31, 2015 and 2014:

($ in thousands)	Balance at December 31,
Description	2015	2014
Senior Unsecured Notes
Maturing at various dates through September 2027; interest rates ranging from 4.23% to 4.57% at December 31, 2015	$250,000	$—
Unsecured Revolving Credit Facility
Matures July 2018[1]; borrowing level up to $339.5 million available at December 31, 2015 and $500 million at December 31, 2014; interest at LIBOR + 1.40%[2] or 1.83% at December 31, 2015 and interest at LIBOR + 1.40%[2] or 1.57% at December 31, 2014	20,000	160,000
Unsecured Term Loans
$400 million matures July 2019[3]; interest at LIBOR + 1.35%[2] or 1.78% at December 31, 2015 and interest at LIBOR + 1.35%[2] or 1.52% at December 31, 2014; $100 million matures October 2022; interest at LIBOR + 1.60%[2] or 2.03% at December 31, 2015	500,000	230,000
Construction Loans—Variable Rate
Generally interest only; maturing at various dates through 2016; interest at LIBOR + 1.75%-2.10%, ranging from 2.18% to 2.53% at December 31, 2015 and interest at LIBOR+1.75%-2.10%, ranging from 1.92% to 2.27% at December 31, 2014	132,776	119,347
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2030; interest rates ranging from 3.78% to 6.78% at December 31, 2015 and interest rates ranging from 3.81% to 6.78% at December 31, 2014	756,494	810,959
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing at various dates through 2023; interest at LIBOR + 1.70%-2.25%, ranging from 2.13% to 2.68% at December 31, 2015 and interest at LIBOR + 1.75%-2.75%, ranging from 1.92% to 2.92% at December 31, 2014	58,268	205,798
Net premium on acquired indebtedness	16,521	28,159
Total mortgage and other indebtedness	$1,734,059	$1,554,263

____________________
1	The maturity date may be extended at the Company’s option for up to two additional periods of six months each, subject to certain conditions.
2
The interest rates on our unsecured revolving credit facility and unsecured term loans varied at certain parts of the year due to provisions in the agreement and the amendment and restatement of the agreement.

3	The maturity date may be extended for an additional six months at the Company’s option subject to certain conditions.

The one month LIBOR interest rate was 0.43% and 0.17% as of December 31, 2015 and 2014, respectively.

Non-cash Gain on Extinguishment of Debt

On December 10, 2015, we retired the $90 million loan secured by our City Center operating property, and we recognized a non-cash debt extinguishment gain of $5.6 million, primarily due to the premium related to this mortgage.

Senior Unsecured Notes

In August 2015, the Operating Partnership entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with various parties in connection with a private placement of senior unsecured notes. On September 10, 2015, the Operating Partnership issued $250 million of senior unsecured notes at a blended rate of 4.41% and an average maturity of 9.8 years. The net proceeds from the issuance of the notes were utilized to pay off the balance of $199.6 million on our unsecured revolving credit facility and the $33 million loan secured by our Crossing at Killingly operating property. The Note Purchase Agreement contains a number of customary financial and restrictive covenants. As of December 31, 2015, we were in compliance with all such covenants.

Seven-Year Unsecured Term Loan

On October 26, 2015, we entered into a seven-year unsecured term loan ("7-Year Term Loan") for up to $200 million. On December 31, 2015, we drew $100 million on the 7-Year Term Loan and used the proceeds to pay down the unsecured revolving credit facility. The 7-Year Term Loan may be funded on a delayed draw basis at our discretion and has a scheduled maturity date of October 2022. The Operating Partnership has the ability to make a total of two additional draws each of which must be at least $25 million. The remaining $100 million may be drawn through June 30, 2016.

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

On June 29, 2015, we entered into an amendment to our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The amendment increased the total unsecured term loan from $230 million to $400 million, and modified two financial covenants to permit, in each case only one time during the term of the Credit Agreement for up to four consecutive fiscal quarters following a material acquisition, an increase in the maximum leverage ratio from 60% to 65%, and an increase in the ratio of unsecured indebtedness to unencumbered asset pool value from .60 to 1.00 to .65 to 1.00. The amendment also removed two financial covenants and eliminated certain reporting requirements triggered by the addition of new properties to the unencumbered asset pool. We used the proceeds from this transaction to pay down $140 million on the unsecured revolving credit facility and retire the $23.9 million loan secured by our Draper Peaks operating property and the $6.6 million loan secured by our Beacon Hill operating property.

The amount that we may borrow under our unsecured revolving credit facility is based on the value of the assets in our unencumbered asset pool.  The senior unsecured notes and the new unsecured term loan are included in the total borrowings outstanding for the purpose of determining the amount we may borrow under our unsecured revolving credit facility. Taking into account outstanding borrowings and letters of credit, we had $339.5 million available under our unsecured revolving credit facility for future borrowings as of December 31, 2015.

As of December 31, 2015, $20 million was outstanding under the Credit Agreement and $500 million was outstanding under our unsecured term loans.  Additionally, we had letters of credit outstanding which totaled $14.7 million, against which no amounts were advanced as of December 31, 2015.

Our ability to borrow under the Credit Agreement is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of December 31, 2015, we were in compliance with all such covenants.

Mortgage and Construction Loans

Mortgage and construction loans are secured by certain real estate and in some cases by guarantees from the Operating Partnership, and are generally due in monthly installments of interest and principal and mature over various terms through 2030.

The following table presents maturities of mortgage debt, corporate debt, and construction loans as of December 31, 2015:

($ in thousands)	Annual Principal Payments	Term Maturity[1]	Total
2016	$5,666	$261,041	$266,707
2017	5,103	17,026	22,129
2018	5,335	62,584	67,919
2019	5,255	20,000	25,255
2020	5,200	442,339	447,539
Thereafter	12,196	875,793	887,989
	$38,755	$1,678,783	$1,717,538
Unamortized Premiums			16,521
Total			$1,734,059

____________________
1
This presentation reflects the Company's exercise of its options to extend the maturity dates by one year to July 1, 2019 for the Company's unsecured credit facility and its option to extend the maturity date by six months to January 1, 2020 for the Company's unsecured term loan.

Other Debt Activity

For the year ended December 31, 2015, we had total new loan borrowings of $984.3 million and total loan repayments of $835.0 million.  In addition to the $250 million senior unsecured notes and the $270 million from new and expanded term loans, the major components of this activity are as follows:

•
In 2015, we drew $102.6 million on the unsecured revolving credit facility to redeem all the outstanding shares of our Series A Cumulative Redeemable Perpetual Preferred Shares; $59 million to fund a portion of the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center and Chapel Hill Shopping Center; $30 million to fund the acquisition of our partner's interest in our City Center operating property; and $14.7 million on construction loans related to development projects;

•
In 2015, we retired the $12.2 million loan secured by our Indian River operating property, the $26.2 million loan secured by our Plaza Volente operating property and the $50.1 million loan secured by our Landstown Commons operating property;

•
In December 2015, we entered into a new $33 million loan secured by our Crossing at Killingly operating property and paid down $44.9 million on the unsecured revolving credit facility utilizing proceeds from our property sales;

•
In August 2015, in connection with the acquisition of Chapel Hill Shopping Center, we assumed a $18.3 million loan secured by the operating property. As part of the estimated fair value determination, a debt premium of $0.2 million was recorded;

•
In March 2015, we used a portion of the proceeds from the sale of seven operating properties to retire the $24 million loan secured by the Regal Court property and to pay down $27 million on the unsecured revolving credit facility; and

•	We made scheduled principal payments on indebtedness totaling $6.5 million.

In connection with the sale of seven operating properties in March 2015, the buyer assumed $40.3 million of loans secured by our Prattville Town Center, Walgreens Plaza, Fairgrounds Crossing and Eastside Junction operating properties.

The amount of interest capitalized in 2015, 2014, and 2013 was $4.6 million, $4.8 million, and $5.1 million, respectively.

Fair Value of Fixed and Variable Rate Debt

As of December 31, 2015, the estimated fair value of our fixed rate debt, was $1.1 billion compared to the book value of $1.0 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 3.78% to 6.78%.  As of December 31, 2015, the fair value of variable rate debt was $734.5 million compared to the book value of $711.0 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 1.78% to 2.68%.

Note 11.  Derivative Instruments, Hedging Activities and Other Comprehensive Income

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

As of December 31, 2015, we were party to various cash flow hedge agreements with notional amounts totaling $498.3 million.  These hedge agreements effectively fix the interest rate underlying certain variable rate debt instruments over terms ranging from 2016 through 2020.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 2.75%.

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

Although we have determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and our counterparties.  However, as of December 31, 2015 and 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

As of December 31, 2015, the estimated fair value of our interest rate hedges was a net liability of $4.8 million, including accrued interest of $0.4 million.  As of December 31, 2015, $0.2 million is reflected in prepaid and other assets and $5.0 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2014 the estimated fair value of our interest rate hedges was a net liability of $4.4 million, including accrued interest of $0.5 million.  As of December 31, 2014, $0.7 million is reflected in prepaid and other assets and $5.1 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the years ended December 31, 2015, 2014 and 2013, $5.6 million, $5.1 million and $2.8 million, respectively, were reclassified as a reduction to earnings. As the interest payments on our hedges are made over the next 12 months, we estimate the impact to increased interest expense to be $2.6 million.

Our share of net unrealized gains and losses on our interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.

Note 12. Lease Information

Tenant Leases

The Company receives rental income from the leasing of retail and office space under operating leases.  The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold.  The weighted average remaining term of the lease agreements is approximately 5.1 years.  During the periods ended December 31, 2015, 2014, and 2013, the Company earned overage rent of $1.4 million, $1.1 million, and $0.6 million, respectively.

As of December 31, 2015, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on sales volume, are as follows:

($ in thousands)
2016	$255,764
2017	238,169
2018	203,888
2019	174,547
2020	150,735
Thereafter	743,848
Total	$1,766,951

Lease Commitments

As of December 31, 2015, we are obligated under nine ground leases for approximately 43 acres of land with eight landowners. Most of these ground leases require fixed annual rent payments.  The expiration dates of the remaining initial terms of these ground leases range from 2017 to 2083.  These leases have five- to ten-year extension options ranging in total from 30 to 60 years. Ground lease expense incurred by the Company on these operating leases for the years ended December 31, 2015, 2014, and 2013 was $1.1 million, $0.7 million, and $0.7 million, respectively.

We are obligated under a ground lease for one of our operating properties, Eddy Street Commons at the University of Notre Dame.  The Company makes ground lease payments to the University of Notre Dame for the land beneath the initial phase of the development.  This lease agreement is for a 75-year term at a fixed payment for the first two years (June 2008-June 2010), after which payments are based on a percentage of certain gross revenues.  Contingent amounts are not readily estimable and are not reflected in the table below for fiscal years 2016 and beyond.

Future minimum lease payments due under ground leases for the next five years ending December 31 and thereafter are as follows:

($ in thousands)
2016	$1,494
2017	1,494
2018	1,132
2019	1,103
2020	1,088
Thereafter	44,583
Total	$50,894

Note 13. Shareholders’ Equity

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

Authorized Common Shares

In 2014, in preparation for our merger with Inland Diversified and upon approval from shareholders, we filed an amendment to our Articles of Amendment and Restatement of Declaration of Trust, as amended, with the State of Maryland State Department of Assessments and Taxation to increase the total number of authorized common shares of beneficial interest from 200,000,000 to 450,000,000.

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

Common Equity

In November 2013, we completed an equity offering of 9.2 million common shares at an offering price of $24.64 per share for net offering proceeds of $217 million.  We initially used the proceeds to repay borrowings under our unsecured revolving credit facility and subsequently redeployed the proceeds to fund a portion of the purchase price of the portfolio of nine unencumbered retail properties (see Note 8).

In April and May of 2013, we completed an equity offering of 3.9 million common shares at an offering price of $26.20 per share for net offering proceeds of $97 million.  We initially used the proceeds to repay borrowings under our unsecured revolving credit facility and subsequently redeployed the proceeds to acquire Cool Springs Market, Castleton Crossing, and Toringdon Market (see Note 8).

Accrued but unpaid distributions on common shares and units were $23.7 million and $22.1 million as of December 31, 2015 and 2014, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  These distributions were paid in January of the following year.

Preferred Equity

On December 7, 2015, we redeemed all 4,100,000 outstanding shares of our 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”). The Series A Preferred Shares were redeemed at a redemption price of $25.00 per share, plus $0.0287 per share, the amount equal to accrued and unpaid dividends since the previous payment date. The Series A Preferred Shares had a total redemption value of approximately $102.6 million. The carrying value of these preferred shares in equity, prior to the redemption, was net of the original issuance costs. Therefore, in conjunction with the redemption, approximately $3.8 million of initial issuance costs were written off as a non-cash charge against income attributable to common shareholders.

Dividend Reinvestment and Share Purchase Plan

We maintain a Dividend Reinvestment and Share Purchase Plan (the “Plan”) which offers investors the option to invest all or a portion of their common share dividends in additional common shares.  In addition, a direct share purchase option permits Plan participants and new investors to purchase common shares by making optional cash investments with certain restrictions.

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.2725 per common share and Common Unit for the fourth quarter of 2015.  This distribution was paid on January 13, 2016 to common shareholders and Common Unit holders of record as of January 6, 2016.

Note 14. Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2015 and 2014.

($ in thousands)	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015	Quarter Ended September 30, 2015	Quarter Ended December 31, 2015
Total revenue	$86,828	$83,735	$87,147	89,295
Operating income	18,483	16,099	16,911	20,307
Income from continuing operations	4,499	7,235	2,961	10,402
Gain on sale of operating properties, net	3,363	—	—	854
Consolidated net income	7,862	7,235	2,961	11,256
Net income from continuing operations attributable to Kite Realty Group Trust common shareholders	7,179	6,727	2,526	10,685
Net income attributable to Kite Realty Group Trust common shareholders	5,065	4,613	412	$5,353
Net income per common share – basic and diluted:
Net income from continuing operations attributable to Kite Realty Group Trust common shareholders	0.06	0.06	0.00	0.06
Net income attributable to Kite Realty Group Trust common shareholders	0.06	0.06	0.00	0.06
Weighted average Common Shares outstanding - basic	83,532,092	83,506,078	83,325,074	83,327,664
Weighted average Common Shares outstanding - diluted	83,625,352	83,803,879	83,433,379	83,438,844

($ in thousands)	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014
Total revenue	$42,660	$40,843	$88,576	$87,448
Operating income	5,206	4,319	(1,316)	21,120
(Loss) income from continuing operations	(2,217)	(3,196)	(16,729)	5,786
Income (loss) from discontinued operations	3,198	—	—	—
Gain on sale of operating properties, net	3,490	—	2,749	2,243
Consolidated net income (loss)	4,471	(3,196)	(13,980)	8,029
Net income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	4,332	(2,976)	(14,284)	7,227
Net income (loss) attributable to Kite Realty Group Trust common shareholders	2,218	(5,090)	(16,398)	5,113
Net (loss) income per common share – basic and diluted:
Net (loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	0.00	(0.16)	(0.20)	0.06
Net income (loss) attributable to Kite Realty Group Trust common shareholders	0.08	(0.16)	(0.20)	0.06
Weighted average Common Shares outstanding - basic	32,755,898	32,884,467	83,455,900	83,478,680
Weighted average Common Shares outstanding - diluted	32,755,898	32,884,467	83,455,900	83,727,400

Note 15. Commitments and Contingencies

Other Commitments and Contingencies

We are not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us. We are parties to routine litigation, claims, and administrative proceedings arising in the ordinary course of business.  Management believes that such routine litigation, claims, and administrative proceedings will not have a material adverse impact on our consolidated financial statements.

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

As of December 31, 2015, we had outstanding letters of credit totaling $14.7 million.  At that date, there were no amounts advanced against these instruments.

Previously Assumed Earnout Liability

Six of our properties, which were acquired from Inland Diversified, had earnout components as of the Merger date, whereby we are required to pay the original seller of those properties (not Inland Diversified) additional consideration based on whether those sellers were able to identify tenants and lease certain vacant space. The potential earnout liability was $1.4 million and $9.7 million at December 31, 2015 and 2014, respectively. While the remaining accrued amount at December 31, 2015 represents our best estimate of the ultimate settlement, any difference between the accrual and settlement would impact earnings and be reflected in the consolidated statements of operations. The table below presents the change in our earnout liability for the twelve months ended December 31, 2015.

($ in thousands)	Twelve Months Ended December 31, 2015
Earnout liability – beginning of period	$9,664
Decreases:
Settlement of earnout obligations	(2,581)
Adjustments to estimated fair value determination during the Merger measurement period	(871)
Non-cash gain from release of assumed earnout liability	(4,832)
Earnout liability – end of period	$1,380

We recorded a non-cash gain from the release of assumed earnout liability of $4.8 million for the year ended December 31, 2015. The expiration date of the associated earnout liability was December 28, 2015 and the original sellers were unable to perform the necessary leasing activity that would have resulted in payment of the previously estimated obligation. As such, because the Merger measurement period had closed, the reduction of this assumed contingent obligation impacted earnings.

Note 16. Supplemental Schedule of Non-Cash Investing/Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2015, 2014 and 2013:

($ in thousands)	Year Ended December 31,
	2015	2014	2013
Assumption of mortgages upon completion of Merger including debt premium of $33,298	$—	$892,909	$—
Properties and other assets acquired upon completion of Merger	—	2,367,600	—
Marketable securities acquired upon completion of Merger	—	18,602	—
Assumption of debt in connection with acquisition of Rampart Commons including debt premium of $2,221	—	14,586	—
Accrued distribution to preferred shareholders	—	705	705
Extinguishment of mortgages upon transfer of Tranche I operating properties	—	75,800	—
Assumption of mortgages by buyer upon sale of properties	40,303	—	—
Assumption of debt in connection with acquisition of Chapel Hill Shopping Center including debt premium of $212	18,462	—	—
Extinguishment of mortgage upon transfer of Kedron Village operating property	—	—	29,195
Net assets of Kedron Village transferred to lender (excluding non-recourse debt)	—	—	27,953

Note 17. Related Parties and Related Party Transactions

Subsidiaries of the Company provide certain management, construction management and other services to certain unconsolidated entities and entities owned by certain members of the Company’s management.  During the years ended December 31, 2015, 2014 and 2013, we earned $0 from unconsolidated entities, and less than $0.1 million during each year presented, from entities owned by certain members of management.

We reimburse an entity owned by certain members of our management for travel and related services.  During the years ended December 31, 2015, 2014 and 2013, amounts paid by the Company to this related entity were $0.4 million, $0.4 million, and $0.3 million, respectively.

Note 18. Subsequent Events

Dividend Declaration

On February 4, 2016, the Board of Trustees declared a cash distribution of $0.2875 for the first quarter of 2016 to common shareholders and Common Unit holders of record as of April 6, 2016, which represents a 5.5% increase over our previous quarterly distribution. The distribution is expected to be paid on or about April 13, 2016.

Retirement of Secured Debt

On February 11, 2016, we retired the $16.3 million loan secured by our Cool Creek Commons operating property using a draw on our unsecured revolving credit facility.

Forward-Starting Interest Rate Swap

On January 6, 2016, we entered into two forward-starting interest rate swaps that will effectively fix the interest rate on $150 million of previously unhedged variable rate debt at 3.208%. The effective date of the swaps is June 30, 2016 and will expire on July 1, 2021.

Outperformance Plan

On January 28, 2016, the Compensation Committee of the Board of Trustees of Kite Realty Group Trust adopted the 2016 Outperformance Program for members of executive management and certain other employees, pursuant to which participants are eligible to earn units in the Operating Partnership based on the achievement of certain performance criteria related to the Company’s common shares. Participants in the 2016 Outperformance Plan were awarded the right to earn, in the aggregate, up to $6 million of share-settled awards (the “bonus pool”) if, and only to the extent of which, based on our total shareholder return (“TSR”) performance measures are achieved for the three-year period beginning January 4, 2016 and ending December 31, 2018.  Awarded interests not earned based on the TSR measures are forfeited.

At the end of the three-year performance period, participants will receive their percentage interest in the bonus pool as units in the Operating Partnership that vest over an additional two-year service period.  The compensation cost of the 2016 Outperformance Plan is fixed as of the grant date and is recognized regardless of whether the units are ultimately earned if the required service is determined.

Restricted Award Grants

In February 2016, a total of 103,685 restricted awards were granted to members of executive management and certain other employees. The restricted awards will vest ratably over periods ranging from three to five years.

Performance Awards

In February 2016, the Compensation Committee awarded each executive officer a three-year performance award of restricted shares units ("PSUs").  These PSUs may be earned over a three-year performance period from January 1, 2016 to December 31, 2018.  The performance criteria are based on the relative total shareholder return ("TSR") achieved by the Company measured against a peer group over the three-year measurement period.  Any PSUs earned at the end of the three-year period will be fully vested.  The total number of PSUs issued to the executive officers was based on a target value of $1.0 million.  The number of PSUs that may be earned will range from 50% to 200% of the target value depending on our TSR of the measurement period in relation to the peer group.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Schedule III
Consolidated Real Estate and Accumulated Depreciation

($ in thousands)		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties
12th Street Plaza	$—	$2,624	$13,432	$—	$190	$2,624	$13,622	$16,246	$2,103	1978/2003	2012
54th & College *	—	2,672	—	—	—	2,672	—	2,672	—	2008	NA
Bayonne Crossing	45,000	47,809	44,297	—	627	47,809	44,924	92,733	2,874	2011	2014
Bayport Commons	12,325	7,413	21,846	—	1,373	7,413	23,219	30,632	4,952	2008	NA
Beacon Hill *	—	3,293	13,528	—	798	3,293	14,326	17,619	3,215	2006	NA
Bell Oaks Centre	6,548	1,230	12,742	—	97	1,230	12,839	14,069	1,007	2008	2014
Belle Isle *	—	9,130	41,493	—	—	9,130	41,493	50,623	1,437	2000	2015
Bolton Plaza *	—	3,733	18,995	—	761	3,733	19,756	23,489	6,523	1986/2014	NA
Boulevard Crossing	11,290	4,386	9,521	—	2,000	4,386	11,521	15,907	4,093	2004	NA
Bridgewater Marketplace *	—	3,407	8,694	—	81	3,407	8,775	12,182	2,103	2008	NA
Burlington Coat Factory *	—	29	2,773	—	—	29	2,773	2,802	1,024	1992/2000	2000
Burnt Store Promenade *	—	5,107	6,214	—	75	5,107	6,289	11,396	1,261	1989	2013
Cannery Corner	—	6,267	10,559	—	78	6,267	10,637	16,904	802	2008	2014
Castleton Crossing *	—	9,761	29,400	—	140	9,761	29,540	39,301	4,625	1975	2013
Chapel Hill Shopping Center	18,250	—	35,215	—	—	—	35,215	35,215	592	2001	2015
Centennial Center	70,455	58,960	73,080	—	436	58,960	73,516	132,476	8,306	2002	2014
Centennial Gateway	44,385	5,305	49,295	—	171	5,305	49,466	54,771	4,079	2005	2014
Centre Point Commons	14,410	2,918	22,813	—	243	2,918	23,056	25,974	1,632	2007	2014
Clay Marketplace *	—	1,398	8,753	—	25	1,398	8,778	10,176	1,015	1966/2003	2013
Cobblestone Plaza *	—	11,221	46,276	—	147	11,221	46,423	57,644	7,118	2011	NA
Colonial Square	25,000	11,743	31,568	—	190	11,743	31,758	43,501	1,818	2010	2014
Colleyville Downs *	—	5,446	38,696	—	—	5,446	38,696	44,142	1,678	2014	2015
Cool Creek Commons *	16,330	6,062	13,971	—	1,430	6,062	15,401	21,463	4,875	2005	NA
Cool Springs Market *	—	12,684	23,082	—	2,026	12,684	25,108	37,792	4,394	1995	2013
Cove Center *	—	2,036	18,603	—	489	2,036	19,092	21,128	5,531	1984/2008	2012
Crossing at Killingly Commons	33,000	21,999	35,242	—	141	21,999	35,383	57,382	2,537	2010	2014
Delray Marketplace	56,833	18,750	90,524	1,284	3,200	20,034	93,724	113,758	8,555	2013	NA
DePauw University Bookstore & Café	—	64	663	—	45	64	708	772	179	2012	NA
Draper Crossing *	—	9,054	28,540	—	159	9,054	28,699	37,753	2,591	2012	2014
Draper Peaks *	—	11,498	48,877	522	557	12,020	49,434	61,454	3,634	2012	2014
Eastern Beltway	34,100	23,221	49,648	—	96	23,221	49,744	72,965	4,650	1998/2006	2014
Eastgate	—	4,073	21,350	—	47	4,073	21,397	25,470	2,071	2002	2014
Eastgate Pavilion *	—	8,122	19,807	—	858	8,122	20,665	28,787	7,711	1995	2004
Eddy Street Commons	23,946	1,900	37,858	—	556	1,900	38,414	40,314	7,604	2009	NA
Estero Town Commons *	—	8,973	9,968	—	85	8,973	10,053	19,026	2,352	2006	NA
Fox Lake Crossing *	—	5,685	9,324	—	240	5,685	9,564	15,249	3,204	2002	2005
Gainesville Plaza *	—	5,437	18,237	—	776	5,437	19,013	24,450	3,770	2015	2004

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties (continued)
Geist Pavilion	10,557	1,368	9,481	—	1,674	1,368	11,155	12,523	3,890	2006	NA
Glendale Town Center *	—	1,494	44,230	—	1,618	1,494	45,848	47,342	24,226	1958/2008	1999
Greyhound Commons *	—	2,629	794	—	887	2,629	1,681	4,310	532	2005	NA
Hamilton Crossing - Phase II & III *	—	2,859	23,709	—	56	2,859	23,765	26,624	1,555	2008	2014
Hitchcock Plaza *	—	4,260	22,076	—	36	4,260	22,112	26,372	1,252	2006	2014
Holly Springs Towne Center *	—	12,319	46,897	—	2,524	12,319	49,421	61,740	4,114	2013	NA
Hunters Creek Promenade *	—	8,335	12,842	—	357	8,335	13,199	21,534	1,178	1994	2013
Indian River Square *	—	5,100	6,359	—	545	5,100	6,904	12,004	2,099	1997/2004	2005
International Speedway Square *	19,694	7,769	18,057	—	9,288	7,769	27,345	35,114	12,673	1999	NA
King's Lake Square *	—	4,519	15,754	—	242	4,519	15,996	20,515	6,042	1986/2014	2003
Kingwood Commons *	—	5,715	31,012	—	22	5,715	31,034	36,749	3,558	1999	2013
Lake City Commons *	—	3,415	10,242	—	26	3,415	10,268	13,683	761	2008	2014
Lake City Commons- Phase II	—	1,277	2,247	—	16	1,277	2,263	3,540	167	2011	2014
Lake Mary Plaza	5,080	1,413	8,726	—	34	1,413	8,760	10,173	503	2009	2014
Lakewood Promenade *	—	1,783	25,604	—	546	1,783	26,150	27,933	3,407	1948/1998	2013
Landstown Commons *	—	19,329	92,114	—	1,925	19,329	94,039	113,368	6,979	2007	2014
Lima Marketplace	8,383	4,703	15,732	—	548	4,703	16,280	20,983	1,217	2008	2014
Lithia Crossing *	—	3,065	10,049	—	5,361	3,065	15,410	18,475	2,876	1993/2003	2011
Livingston Shopping Center *	—	10,372	35,693	—	—	10,372	35,693	46,065	618	1997	2015
Lowe's Plaza	—	2,125	6,100	—	1	2,125	6,101	8,226	510	2007	2014
Market Street Village *	—	9,764	17,123	—	2,025	9,764	19,148	28,912	6,033	1970/2004	2005
Memorial Commons *	—	1,568	14,651	—	309	1,568	14,960	16,528	848	2008	2014
Merrimack Village Center	5,445	1,921	12,787	—	—	1,921	12,787	14,708	976	2007	2014
Miramar Square	31,625	26,392	31,027	489	449	26,881	31,476	58,357	2,258	2008	2014
Mullins Crossing *	20,471	10,582	42,403	—	294	10,582	42,697	53,279	4,260	2005	2014
Naperville Marketplace	7,940	5,364	11,830	—	—	5,364	11,830	17,194	2,977	2008	NA
Northcrest Shopping Center	15,780	4,044	33,985	—	31	4,044	34,016	38,060	1,962	2008	2014
Northdale Promenade *	—	1,718	23,123	—	367	1,718	23,490	25,208	3,707	1985/2002	2013
Oleander Place *	—	863	6,159	—	—	863	6,159	7,022	1,232	2012	2011
Palm Coast Landing	22,550	4,962	38,013	—	186	4,962	38,199	43,161	2,485	2010	2014
Parkside Town Commons- Phase I	18,804	2,568	39,720	540	850	3,108	40,570	43,678	2,185	2015	NA
Perimeter Woods	33,330	35,793	27,277	—	41	35,793	27,318	63,111	1,655	2008	2014
Pine Ridge Crossing	16,646	5,640	17,088	—	1,044	5,640	18,132	23,772	4,876	1993	2006
Plaza at Cedar Hill *	—	5,782	37,855	—	10,011	5,782	47,866	53,648	16,850	2000	2004
Plaza Volente *	—	4,600	29,074	—	746	4,600	29,820	34,420	9,650	2004	2005
Pleasant Hill Commons	6,752	3,350	10,128	—	133	3,350	10,261	13,611	799	2008	2014
Portofino Shopping Center *	—	4,754	75,761	—	1,478	4,754	77,239	81,993	8,986	1999	2013
Publix at Acworth	5,872	1,357	8,229	39	1,078	1,396	9,307	10,703	3,104	1996	2004

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties (continued)
Publix at St. Cloud *	—	2,735	11,820	—	35	2,735	11,855	14,590	1,131	2003	2014
Publix at Woodruff *	—	1,783	7,344	—	155	1,783	7,499	9,282	2,322	1997	2012
Rampart Commons	11,855	1,136	29,097	—	831	1,136	29,928	31,064	1,810	1998	2014
Rangeline Crossing *	—	2,043	18,490	—	58	2,043	18,548	20,591	4,467	1986/2013	NA
Riverchase Plaza	9,987	3,889	11,422	—	1,197	3,889	12,619	16,508	3,522	1991/2001	2006
Rivers Edge *	—	5,647	31,439	—	122	5,647	31,561	37,208	5,446	2011	2008
Saxon Crossing	11,400	3,764	16,822	—	4	3,764	16,826	20,590	1,206	2009	2014
Shoppes at Plaza Green *	—	3,749	24,652	—	1,192	3,749	25,844	29,593	4,332	2000	2012
Shoppes of Eastwood *	—	1,688	10,581	—	391	1,688	10,972	12,660	2,346	1997	2013
Shops at Eagle Creek *	—	5,378	8,016	199	4,692	5,577	12,708	18,285	3,525	1998	2003
Shops at Julington Creek	4,785	2,372	8,011	—	46	2,372	8,057	10,429	640	2011	2014
Shops at Moore	21,300	8,030	33,535	—	73	8,030	33,608	41,638	3,138	2010	2014
Silver Springs Pointe	8,800	9,685	7,720	—	189	9,685	7,909	17,594	1,065	2001	2014
South Elgin Commons *	—	3,916	22,140	—	25	3,916	22,165	26,081	1,554	2011	2014
Stoney Creek Commons *	—	628	4,599	—	5,830	628	10,429	11,057	2,239	2000	NA
Sunland Towne Centre *	23,610	14,773	22,587	—	4,958	14,773	27,545	42,318	8,836	1996	2004
Tarpon Springs Plaza *	—	4,273	24,483	—	167	4,273	24,650	28,923	6,356	2007	NA
Temple Terrace *	—	2,245	9,321	—	50	2,245	9,371	11,616	556	2012	2014
The Centre at Panola *	2,271	1,986	8,191	—	330	1,986	8,521	10,507	3,118	2001	2004
The Corner	14,750	3,772	24,642	—	62	3,772	24,704	28,476	1,452	2008	2014
The Landing at Tradition *	—	18,505	46,399	—	395	18,505	46,794	65,299	4,097	2007	2014
Toringdon Market *	—	5,448	9,694	—	16	5,448	9,710	15,158	1,272	2004	2013
Traders Point	42,724	9,443	37,203	—	591	9,443	37,794	47,237	12,729	2005	NA
Traders Point II *	—	2,376	6,876	—	904	2,376	7,780	10,156	2,356	2005	NA
Tradition Village Center *	—	3,140	14,905	—	58	3,140	14,963	18,103	1,185	2006	2014
Trussville Promenade *	—	9,123	45,433	—	481	9,123	45,914	55,037	5,769	1999	2013
University Town Center	18,690	4,125	31,759	—	112	4,125	31,871	35,996	2,202	2009	2014
University Town Center - Phase II	20,700	7,902	24,262	—	4	7,902	24,266	32,168	1,999	2012	2014
Village at Bay Park	9,183	8,248	11,050	—	7	8,248	11,057	19,305	1,300	2005	2014
Village Walk	—	2,554	12,432	—	30	2,554	12,462	15,016	731	2009	2014
Waterford Lakes Village *	—	2,317	7,420	—	278	2,317	7,698	10,015	3,071	1997	2004
Waxahachie Crossing	7,750	1,411	16,323	—	37	1,411	16,360	17,771	1,153	2010	2014
Westside Market *	—	4,194	17,723	—	48	4,194	17,771	21,965	819	2013	2014
Wheatland Towne Crossing *	—	6,622	31,122	—	—	6,622	31,122	37,744	1,924	2012	2014
Whitehall Pike	5,732	3,695	6,112	—	236	3,695	6,348	10,043	4,127	1999	NA

Total Operating Properties	854,338	750,876	2,532,460	3,073	86,489	753,949	2,618,949	3,372,898	382,710

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Office Properties
Thirty South	18,100	1,643	9,715	—	18,617	1,643	28,332	29,975	11,647	1905/2002	2001
Union Station Parking Garage *	—	904	2,650	—	884	904	3,534	4,438	1,417	1986	2001

Total Office Properties	18,100	2,547	12,365	—	19,501	2,547	31,866	34,413	13,064

Development and Redevelopment Properties

Beechwood Promenade *	—	2,734	45,763	—	—	2,734	45,763	48,497	4,939	NA	NA
City Center *	—	20,565	162,307	—	—	20,565	162,307	182,872	9,778	NA	NA
Courthouse Shadows *	—	4,999	16,275	—	—	4,999	16,275	21,274	4,064	NA	NA
Fishers Station	7,168	3,736	12,373	—	—	3,736	12,373	16,109	6,018	NA	NA
Hamilton Crossing Centre	10,794	5,549	10,257	—	—	5,549	10,257	15,806	3,424	NA	NA
Holly Springs Towne Center - Phase II *	—	12,444	31,022	—	—	12,444	31,022	43,466	—	NA	NA
Parkside Town Commons - Phase II	57,138	18,992	59,325	—	—	18,992	59,325	78,317	1,566	NA	NA
Tamiami Crossing *	—	18,871	17,591	—	—	18,871	17,591	36,462	—	NA	NA
The Corner *	—	304	5,466	—	—	304	5,466	5,770	3,367

Total Development and Redevelopment Properties	75,100	88,194	360,379	—	—	88,194	360,379	448,573	33,156

Other **

Beacon Hill *	—	2,447	—	—	—	2,447	—	2,447	—	NA	NA
Bridgewater Marketplace *	—	2,105	—	—	—	2,105	—	2,105	—	NA	NA
Deerwood Lake *	—	—	21,235	—	—	—	21,235	21,235	—	NA	NA
Eddy Street Commons *	—	3,425	—	—	—	3,425	—	3,425	—	NA	NA
Fox Lake Crossing II	—	3,459	—	—	—	3,459	—	3,459	—	NA	NA
KRG Development	—	—	781	—	—	—	781	781	—	NA	NA
KRG New Hill *	—	5,641	—	—	—	5,641	—	5,641	—	NA	NA
KR Peakway	—	6,033	—	—	—	6,033	—	6,033	—	NA	NA
KRG Peakway	—	16,311	—	—	—	16,311	—	16,311	—	NA	NA
Pan Am Plaza	—	8,812	—	—	—	8,812	—	8,812	—	NA	NA
Parkside Town Commons - Phase III	—	—	47	—	—	—	47	47	—	NA	NA

Total Other	—	48,233	22,063	—	—	48,233	22,063	70,296	—

Line of credit/Term Loan/Unsecured notes	770,000	—	—	—	—	—	—	—	—	NA	NA

Grand Total	$1,717,538	$889,850	$2,927,267	$3,073	$105,990	$892,923	$3,033,257	$3,926,180	$428,930

____________________
*	This property or a portion of the property is included as an unencumbered pool property used in calculating our line of credit borrowing base.
**
This category generally includes land held for development.  We also have certain additional land parcels at our development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation
($ in thousands)

Note 1. Reconciliation of Investment Properties

The changes in investment properties of the Company for the years ended December 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Balance, beginning of year	$3,897,131	$1,872,088	$1,390,213
Merger and Acquisitions	176,068	2,128,278	419,080
Improvements	92,717	103,688	111,968
Impairment	(2,293)	—	—
Disposals	(237,443)	(206,923)	(49,173)
Balance, end of year	$3,926,180	$3,897,131	$1,872,088

The unaudited aggregate cost of investment properties for federal tax purposes as of December 31, 2015 was $3.1 billion.

Note 2. Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company for the years ended December 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Balance, beginning of year	$313,524	$229,286	$190,972
Depreciation expense	141,516	103,155	49,392
Impairment	(833)	—	—
Disposals	(25,277)	(18,917)	(11,078)
Balance, end of year	$428,930	$313,524	$229,286

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

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Kite Realty Group Trust, KRG Magellan, LLC and Inland Diversified Real Estate Trust, Inc., dated February 9, 2014	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.5	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.6	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.7	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.8	Executive Employment Agreement, dated as of August 6, 2014, by and between the Company and Scott E. Murray*	Incorporated by reference to Exhibit 10.8 the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2014.

10.9	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.10	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Scott E. Murray*	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.19	Indemnification Agreement, dated as of November 3, 2008, by and between Kite Realty Group, L.P. and Darell E. Zink, Jr.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2008

10.20	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group, L.P. and Victor J. Coleman*	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

10.21	Indemnification Agreement, dated as of March7, 2014, by and between Kite Realty Group, L.P. and Christie B. Kelly*	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2014

10.22	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and David R. O’Reilly*	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2014

10.23	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and Barton R. Peterson*	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2014

10.24	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Lee A. Daniels*	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.25	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Gerald W. Grupe*	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.26	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Charles H. Wurtzebach*	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.27	Kite Realty Group Trust Equity Incentive Plan, as amended*	Incorporated by reference to the Kite Realty Group Trust definitive Proxy Statement, filed with the SEC on April 10, 2009

10.28	Kite Realty Group Trust Executive Bonus Plan*	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.29	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.30
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.31	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.32	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.33	Form of 2014 Outperformance LTIP Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.34	Form of Nonqualified Share Option Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.35	Form of Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.36	Schedule of Non-Employee Trustee Fees and Other Compensation*	Filed herewith

10.37	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

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

10.39
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 12, 2015, by and among Kite Realty Group Trust, Kite Realty Group, L.P., certain subsidiaries of Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 18, 2015

10.40
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 29, 2015, by and among Kite Realty Group Trust, Kite Realty Group, L.P., certain subsidiaries of Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 2, 2015

10.41	Third Amended and Restated Guaranty, dated as of July 1, 2014, by KRG Magellan, LLC and certain subsidiaries of the Operating Partnership party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 8, 2014

10.42	Springing Guaranty, dated as of July 1, 2014, by the Company	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 8, 2014

10.43
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

10.44
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

10.45
Second Amendment to Term Loan Agreement, dated as of August 21, 2013, by and among the Operating Partnership, the Company, certain subsidiaries of the Operating Partnership party thereto, KeyBank National Association, as a lender and as Administrative Agent, and the other lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 27, 2013

10.46	Guaranty, dated as of April 30, 2012, by the Company and certain subsidiaries of the Operating Partnership party thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

10.47	Purchase and Sale Agreement, dated September 16, 2014, by and among Inland Real Estate Income Trust, Inc. and the subsidiaries of Kite Realty Group Trust party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 22, 2014

10.48	Note Purchase Agreement, dated as of August 28, 2015, by and among Kite Realty Group, L.P., and the other parties named therein as Purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 3, 2015

10.49	Term Loan Agreement, dated as of October 26, 2015, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 30, 2015

12.1	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the Parent Company	Filed herewith

12.2	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the Operating Partnership	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young LLP relating to the Parent Company	Filed herewith

23.2	Consent of Ernst & Young LLP relating to the Operating Partnership	Filed herewith

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3
Certification of principal executive officer of the Operating Partnership required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.4
Certification of principal financial officer of the Operating Partnership required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Parent Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2
Certification of Chief Executive Officer and Chief Financial Officer of the Operating Partnership pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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