Form 10-Q
period 2016-03-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2016-05-06
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
The number of Common Shares of Kite Realty Group Trust outstanding as of May 2, 2016 was 83,364,345 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2016 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of March 31, 2016 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets:
Investment properties, at cost	$3,947,922	$3,933,140
Less: accumulated depreciation	(461,051)	(432,295)
	3,486,871	3,500,845

Cash and cash equivalents	23,307	33,880
Tenant and other receivables, including accrued straight-line rent of $25,230 and $23,809, respectively, net of allowance for uncollectible accounts	52,406	51,101
Restricted cash and escrow deposits	13,345	13,476
Deferred costs and intangibles, net	143,028	148,274
Prepaid and other assets	10,793	8,852
Total Assets	$3,729,750	$3,756,428

Liabilities and Equity:
Mortgage and other indebtedness, net	1,730,787	1,724,449
Accounts payable and accrued expenses	81,772	81,356
Deferred revenue and intangibles, net and other liabilities	127,484	131,559
Total Liabilities	1,940,043	1,937,364
Commitments and contingencies	—	—
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	99,021	92,315
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,364,216 and 83,334,865 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	834	833
Additional paid in capital and other	2,044,266	2,050,545
Accumulated other comprehensive loss	(9,290)	(2,145)
Accumulated deficit	(345,822)	(323,257)
Total Kite Realty Group Trust Shareholders' Equity	1,689,988	1,725,976
Noncontrolling Interests	698	773
Total Equity	1,690,686	1,726,749
Total Liabilities and Equity	$3,729,750	$3,756,428

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015

Revenue:
Minimum rent	$67,463	$65,479
Tenant reimbursements	18,155	18,615
Other property related revenue	2,932	2,734
Total revenue	88,550	86,828
Expenses:
Property operating	12,192	12,724
Real estate taxes	11,135	10,021
General, administrative, and other	5,291	5,006
Merger and acquisition costs	—	159
Depreciation and amortization	42,240	40,435
Total expenses	70,858	68,345
Operating income	17,692	18,483
Interest expense	(15,325)	(13,933)
Income tax expense of taxable REIT subsidiary	(410)	(55)
Other income, net	18	4
Income before gain on sale of operating properties	1,975	4,499
Gain on sales of operating properties	—	3,363
Consolidated net income	1,975	7,862
Net income attributable to noncontrolling interests	(573)	(683)
Net income attributable to Kite Realty Group Trust	$1,402	$7,179
Dividends on preferred shares	—	(2,114)
Net income attributable to common shareholders	$1,402	$5,065

Net income per common share - basic & diluted	$0.02	$0.06

Weighted average common shares outstanding - basic	83,348,507	83,532,092
Weighted average common shares outstanding - diluted	83,490,979	83,625,352

Common dividends declared per common share	$0.2875	$0.2725

Consolidated net income	$1,975	$7,862
Change in fair value of derivatives	(7,313)	(3,226)
Total comprehensive (loss) income	(5,338)	4,636
Comprehensive income attributable to noncontrolling interests	(405)	(621)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(5,743)	$4,015

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2015	83,334,865	$833	$2,050,545	$(2,145)	$(323,257)	$1,725,976
Stock compensation activity	27,351	1	887	—	—	888
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(7,145)	—	(7,145)
Distributions declared to common shareholders	—	—	—	—	(23,967)	(23,967)
Net income attributable to Kite Realty Group Trust	—	—	—	—	1,402	1,402
Exchange of redeemable noncontrolling interests for common shares	2,000	—	52	—	—	52
Adjustment to redeemable noncontrolling interests	—	—	(7,218)	—	—	(7,218)
Balances, March 31, 2016	83,364,216	$834	$2,044,266	$(9,290)	$(345,822)	$1,689,988

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$1,975	$7,862
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(1,443)	(1,279)
Depreciation and amortization	43,075	41,336
Gain on sale of operating properties, net	—	(3,363)
Provision for credit losses	841	748
Compensation expense for equity awards	1,241	1,061
Amortization of debt fair value adjustment	(1,015)	(1,601)
Amortization of in-place lease liabilities, net	(1,208)	(797)
Changes in assets and liabilities:
Tenant receivables and other	(958)	6,730
Deferred costs and other assets	(4,536)	(5,354)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(5,586)	526
Payments on assumed earnout liability	—	(774)
Net cash provided by operating activities	32,386	45,095
Cash flows from investing activities:
Deposits related to acquisitions	—	(2,000)
Capital expenditures, net	(21,445)	(22,569)
Net proceeds from sales of operating properties	—	126,460
Collection of note receivable	500	—
Change in construction payables	(3,640)	3,314
Net cash (used in) provided by investing activities	(24,585)	105,205
Cash flows from financing activities:
Purchase of redeemable noncontrolling interests	—	(33,998)
Repurchases of common shares upon the vesting of restricted shares	(654)	(765)
Loan proceeds	48,100	83,577
Loan transaction costs	(689)	(433)
Loan payments	(41,308)	(90,927)
Distributions paid – common shareholders	(22,709)	(21,708)
Distributions paid - preferred shareholders	—	(2,114)
Distributions paid – redeemable noncontrolling interests	(950)	(985)
Distributions to noncontrolling interests	(164)	(29)
Net cash used in financing activities	(18,374)	(67,382)
Net change in cash and cash equivalents	(10,573)	82,918
Cash and cash equivalents, beginning of period	33,880	43,826
Cash and cash equivalents, end of period	$23,307	$126,744

Non-cash investing and financing activities
Assumption of mortgages by buyer upon sale of properties	$—	$40,303

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	March 31, 2016	December 31, 2015
Assets:
Investment properties, at cost	$3,947,922	$3,933,140
Less: accumulated depreciation	(461,051)	(432,295)
	3,486,871	3,500,845

Cash and cash equivalents	23,307	33,880
Tenant and other receivables, including accrued straight-line rent of $25,230 and $23,809, respectively, net of allowance for uncollectible accounts	52,406	51,101
Restricted cash and escrow deposits	13,345	13,476
Deferred costs and intangibles, net	143,028	148,274
Prepaid and other assets	10,793	8,852
Total Assets	$3,729,750	$3,756,428

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,730,787	$1,724,449
Accounts payable and accrued expenses	81,772	81,356
Deferred revenue and intangibles, net and other liabilities	127,484	131,559
Total Liabilities	1,940,043	1,937,364
Commitments and contingencies	—	—
Redeemable Limited Partners’ and other redeemable noncontrolling interests	99,021	92,315
Partners Equity:
Parent Company:
Common equity, 83,364,216 and 83,334,865 units issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,699,278	1,728,121
Accumulated other comprehensive loss	(9,290)	(2,145)
Total Partners Equity	1,689,988	1,725,976
Noncontrolling Interests	698	773
Total Equity	1,690,686	1,726,749
Total Liabilities and Equity	$3,729,750	$3,756,428

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2016	2015

Revenue:
Minimum rent	$67,463	$65,479
Tenant reimbursements	18,155	18,615
Other property related revenue	2,932	2,734
Total revenue	88,550	86,828
Expenses:
Property operating	12,192	12,724
Real estate taxes	11,135	10,021
General, administrative, and other	5,291	5,006
Merger and acquisition costs	—	159
Depreciation and amortization	42,240	40,435
Total expenses	70,858	68,345
Operating income	17,692	18,483
Interest expense	(15,325)	(13,933)
Income tax expense of taxable REIT subsidiary	(410)	(55)
Other income, net	18	4
Income before gain on sale of operating properties	1,975	4,499
Gain on sales of operating properties	—	3,363
Consolidated net income	1,975	7,862
Net income attributable to noncontrolling interests	(523)	(587)
Distributions on preferred units	—	(2,114)
Net income attributable to common unitholders	$1,452	$5,161

Allocation of net income:
Limited Partners	$50	$96
Parent Company	1,402	5,065
	$1,452	$5,161

Net income per unit - basic & diluted	$0.02	$0.06

Weighted average common units outstanding - basic	85,271,012	85,172,613
Weighted average common units outstanding - diluted	85,413,485	85,265,873

Distributions declared per common unit	$0.2875	$0.2725

Consolidated net income	$1,975	$7,862
Change in fair value of derivatives	(7,313)	(3,226)
Total comprehensive (loss) income	(5,338)	4,636
Comprehensive income attributable to noncontrolling interests	(523)	(587)
Comprehensive (loss) income attributable to common unitholders	$(5,861)	$4,049

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss

Balances, December 31, 2015	$1,728,121	$(2,145)	$1,725,976
Stock compensation activity	888	—	888
Other comprehensive loss attributable to Parent Company	—	(7,145)	(7,145)
Distributions declared to Parent Company	(23,967)	—	(23,967)
Net income	1,402	—	1,402
Conversion of Limited Partner Units to shares of the Parent Company	52	—	52
Adjustment to redeemable noncontrolling interests	(7,218)	—	(7,218)
Balances, March 31, 2016	$1,699,278	$(9,290)	$1,689,988

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$1,975	$7,862
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(1,443)	(1,279)
Depreciation and amortization	43,075	41,336
Gain on sale of operating properties, net	—	(3,363)
Provision for credit losses	841	748
Compensation expense for equity awards	1,241	1,061
Amortization of debt fair value adjustment	(1,015)	(1,601)
Amortization of in-place lease liabilities, net	(1,208)	(797)
Changes in assets and liabilities:
Tenant receivables and other	(958)	6,730
Deferred costs and other assets	(4,536)	(5,354)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(5,586)	526
Payments on assumed earnout liability	—	(774)
Net cash provided by operating activities	32,386	45,095
Cash flows from investing activities:
Deposits related to acquisitions	—	(2,000)
Capital expenditures, net	(21,445)	(22,569)
Net proceeds from sales of operating properties	—	126,460
Collection of note receivable	500	—
Change in construction payables	(3,640)	3,314
Net cash (used in) provided by investing activities	(24,585)	105,205
Cash flows from financing activities:
Purchase of redeemable noncontrolling interests	—	(33,998)
Repurchases of common shares upon the vesting of restricted shares	(654)	(765)
Loan proceeds	48,100	83,577
Loan transaction costs	(689)	(433)
Loan payments	(41,308)	(90,927)
Distributions paid – common unitholders	(22,709)	(21,708)
Distributions paid - preferred unitholders	—	(2,114)
Distributions paid – redeemable noncontrolling interests - subsidiaries	(950)	(985)
Distributions to noncontrolling interests	(164)	(29)
Net cash used in financing activities	(18,374)	(67,382)
Net change in cash and cash equivalents	(10,573)	82,918
Cash and cash equivalents, beginning of period	33,880	43,826
Cash and cash equivalents, end of period	$23,307	$126,744

Non-cash investing and financing activities
Assumption of mortgages by buyer upon sale of properties	$—	$40,303

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2016
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

The Parent Company is the sole general partner of the Operating Partnership, and as of March 31, 2016 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At March 31, 2016, we owned interests in 118 operating and redevelopment properties consisting of 108 retail properties, eight retail redevelopment properties, one office operating property and an associated parking garage. We also owned three development properties under construction as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2015.

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

As of January 1, 2016, we adopted Accounting Standards Update ("ASU") 2015-02, Consolidation: Amendments to the Consolidation Analysis, as required. See "Recently Issued Accounting Pronouncements" for further details. The Operating Partnership accounts for properties that are owned by joint ventures in accordance with the consolidation guidance.  The Operating Partnership evaluates each joint venture and determines first whether to follow the variable interest entity ("VIE") or the voting interest entity ("VOE") model. Once the appropriate consolidation model is identified, the Operating Partnership then evaluates whether it should consolidate the joint venture. Under the VIE model, the Operating Partnership consolidates an entity when it has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the VOE model, the Operating Partnership consolidates an entity when (i) it controls the entity through ownership of a majority voting interest if the entity is not a limited partnership or (ii) it controls the entity through its ability to remove the other partners or owners in the entity, at its discretion, when the entity is a limited partnership.

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  We also periodically reassess primary beneficiary status of the VIE.  Prior to the adoption of ASC 2015-02, we treated one of our consolidated joint ventures as a VIE. During the three months ended March 31, 2016, as a result of the adoption of ASC 2015-02, we concluded that two additional consolidated joint ventures of the Operating Partnership were VIEs as the partners do not have substantive participating rights and we were the primary beneficiary. As a result, as of March 31, 2016, we owned investments in three joint ventures that are VIEs in which we are the primary beneficiary.  As of this date, these VIEs had total debt of $238.8 million, which is secured by assets of the VIEs totaling $497.8 million.  The Operating Partnership guarantees the debt of these VIEs. These conclusions did not impact the Company's financial position or results of operations.

As part of the adoption of ASC 2015-02, the Company concluded the Operating Partnership was a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary in accordance with the VIE model.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
Noncontrolling interests balance January 1	$773	$3,364
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	89	28
Distributions to noncontrolling interests	(164)	(29)
Noncontrolling interests balance at March 31	$698	$3,363

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At March 31, 2016 and December 31, 2015, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after preferred dividends and noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three months ended March 31, 2016 and 2015, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended March 31,
	2016	2015
Parent Company’s weighted average basic interest in Operating Partnership	97.7%	98.1%
Limited partners' weighted average basic interests in Operating Partnership	2.3%	1.9%

At March 31, 2016 and December 31, 2015, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3% and 98.1% and 1.9%, respectively.

Concurrent with the Parent Company’s initial public offering and related formation transactions, certain individuals received Limited Partner Units of the Operating Partnership in exchange for their interests in certain properties. The limited partners were granted the right to redeem Limited Partner Units on or after August 16, 2005 for cash or, at the Parent Company's election, common shares of the Parent Company in an amount equal to the market value of an equivalent number of common shares of the Parent Company at the time of redemption. Such common shares must be registered, which is not fully in the Parent Company’s control. Therefore, the limited partners’ interest is not reflected in permanent equity. The Parent Company also has the right to redeem the Limited Partner Units directly from the limited partner in exchange for either cash in the amount specified above or a number of its common shares equal to the number of Limited Partner Units being redeemed. For the three months ended March 31, 2016 and 2015, respectively, 2,000 and 3,000 Limited Partner Units were exchanged for the same number of common shares of the Parent Company.

There were 1,945,840 and 1,901,278 Limited Partner Units outstanding as of March 31, 2016 and December 31, 2015, respectively. The increase in Limited Partner Units outstanding from December 31, 2015 is due primarily to non-cash compensation awards previously made to our executive officers in the form of Limited Partner Units.

Redeemable Noncontrolling Interests - Subsidiaries

Prior to the merger with Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties.  The Class B units related to two of these three joint ventures remain outstanding subsequent to the merger with Inland Diversified and are accounted for as noncontrolling interests in these properties.  The Class B units will become redeemable at our applicable partner’s election at future dates generally beginning in March 2017 or October 2022 based on the applicable joint venture and the fulfillment of certain redemption criteria.  Beginning in June 2018 and November 2022, with respect to the applicable joint venture, the Class B units can be redeemed at the election of either our partner or us for cash or Limited Partner Units in the Operating Partnership.  None of the issued Class B units have a maturity date and none are mandatorily redeemable. We consolidate these joint ventures because we control the decision making of each of the joint ventures and our joint venture partners have limited protective rights.

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

We classify redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of March 31, 2016 and December 31, 2015, the redemption amounts of these interests did not exceed the fair value of each interest.  As of March 31, 2016 and December 31, 2015, the redemption value of the redeemable noncontrolling interests exceeded the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
Redeemable noncontrolling interests balance January 1	$92,315	$125,082
Acquisition of partner's interest in City Center operating property	—	(33,998)
Net income allocable to redeemable noncontrolling interests	482	655
Distributions declared to redeemable noncontrolling interests	(992)	(1,006)
Other, net, including adjustments to redemption value	7,216	414
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at March 31	$99,021	$91,147

Limited partners' interests in Operating Partnership	$54,921	$46,564
Other redeemable noncontrolling interests in certain subsidiaries	44,100	44,583
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at March 31	$99,021	$91,147

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”). ASU 2014-9 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance. It will also affect the existing GAAP guidance governing the sale of nonfinancial assets. The new standard’s core principle is that a company will recognize revenue when it satisfies performance obligations by transferring promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance.

Under the new standard, entities will now generally recognize the sale, and any associated gain or loss, of a real estate property when control of the property transfers, as long as collectability of the consideration is probable. The new standard also amends ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 340-40, incremental costs of obtaining a contract are recognized as an asset if the entity expects to recover them. Other costs related to originating a revenue transaction, such as salary expense, that is based on other qualitative or quantitative metrics likely do not meet the criteria for capitalization because they are not directly related to obtaining a contract. Upon adoption of the new standard, we expect an increase in General, administrative, and other expense on our consolidated statement of operations and a decrease in amortization expense. We are currently evaluating the impact adopting the new accounting standard and the transition method of such adoption will have on our consolidated financial statements.

ASU 2014-9 is effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption is not permitted. ASU 2014-9 allows for either recognizing the cumulative effect of application (i) at the start of the earliest comparative period presented (with the option to use any or all of three practical expedients) or (ii) as a cumulative effect adjustment as of the date of initial application, with no restatement of comparative periods presented.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. ASU 2015-02 makes changes to both the VIE and VOE models, amended the criteria for determining VIEs and eliminated the presumption that a general partner should consolidate a limited partnership. All reporting entities involved with limited partnerships and similar entities were required to re-evaluate whether these entities, including the Operating Partnership, are subject to the VIE or VOE model and whether they qualify for consolidation. We adopted ASU 2015-02 in the first quarter of 2016 and although we classified two additional consolidated joint ventures of the Operating Partnership as VIEs (for a total of three consolidated VIEs as of March 31, 2016), there was no material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 is effective for annual and interim reporting periods beginning on or after December 15, 2015. We adopted ASU 2015-03 retrospectively in the first quarter of 2016. As a result of the retrospective adoption, we reclassified unamortized deferred financing costs of $9.0 million and $9.6 million as of March 31, 2016 and December 31, 2015, respectively, from deferred costs and intangibles, net to a reduction in mortgage and other indebtedness, net on our consolidated balance sheets. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 requires that an acquirer must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual and interim reporting periods beginning on or after December 15, 2015. We adopted ASU 2015-16 in the first quarter of 2016 and there was no effect on our consolidated financial statements as we did not have any business combinations during this period.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making certain changes to lessor accounting, including the accounting for sales-type and direct financing leases. ASU 2016-02 will be effective for annual and interim reporting periods beginning on or after December 15, 2018, with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact adopting the new accounting standard will have on our consolidated financial statements.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units under our Outperformance Plan; potential settlement of redeemable noncontrolling interests in certain joint ventures; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share because the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the three months ended March 31, 2016 and 2015 were 1.9 million and 1.6 million, respectively.

Approximately 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit for both the three months ended March 31, 2016 and 2015, because the impact was not dilutive.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at March 31, 2016 and December 31, 2015:

	As of March 31, 2016
	Principal	Unamortized Net Premiums	Unamortized Deferred Financing Costs[1]	Total
Senior unsecured notes	$250,000	$—	$(2,764)	$247,236
Unsecured revolving credit facility	68,100	—	(1,557)	66,543
Unsecured term loan	500,000	—	(2,797)	497,203
Notes payable secured by properties under construction - variable rate	132,776	—	(90)	132,686
Mortgage notes payable - fixed rate	715,368	15,506	(1,385)	729,489
Mortgage notes payable - variable rate	58,085	—	(455)	57,630
Total mortgage and other indebtedness	$1,724,329	$15,506	$(9,048)	$1,730,787

	As of December 31, 2015
	Principal	Unamortized Net Premiums	Unamortized Deferred Financing Costs[1]	Total
Senior unsecured notes	$250,000	$—	$(2,755)	$247,245
Unsecured revolving credit facility	20,000	—	(1,727)	18,273
Unsecured term loan	500,000	—	(2,985)	497,015
Notes payable secured by properties under construction - variable rate	132,776	—	(133)	132,643
Mortgage notes payable - fixed rate	756,494	16,521	(1,555)	771,460
Mortgage notes payable - variable rate	58,268	—	(455)	57,813
Total mortgage and other indebtedness	$1,717,538	$16,521	$(9,610)	$1,724,449

____________________
1
Effective March 31, 2016, we adopted ASC 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of deferred financing costs on the consolidated balance sheets. This guidance was adopted retrospectively and all prior periods have been adjusted to reflect this change in accounting principle.

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of March 31, 2016, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (Years)
Fixed rate debt[1]	$1,460,714	84%	4.12%	5.3
Variable rate debt	263,615	16%	1.97%	3.7
Net debt premiums and issuance costs, net	6,458	N/A	N/A	N/A
Total	$1,730,787	100%	3.80%	5.1

____________________
1
Calculations on fixed rate debt include the portion of variable rate debt that has been hedged; therefore, calculations on variable rate debt exclude the portion of variable rate debt that has been hedged. $495.3 million in variable rate debt is hedged for a weighted average 1.8 years.

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2030.

Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 135 to 225 basis points.  At March 31, 2016, the one-month LIBOR interest rate was 0.44%.  Fixed interest rates on mortgage loans range from 3.78% to 6.78%.

Unsecured Revolving Credit Facility and Unsecured Term Loans

We have an unsecured revolving credit facility with a total commitment of $500 million, a $400 million unsecured term loan and a seven-year unsecured term loan for up to $200 million on which we have drawn $100 million. The amount that we may borrow under our unsecured revolving credit facility is based on the value of the assets in our unencumbered asset pool.  The senior unsecured notes and the unsecured term loans are included in the total borrowings outstanding for the purpose of determining the amount we may borrow under our unsecured revolving credit facility. Taking into account outstanding borrowings and letters of credit, we had $377.6 million available under our unsecured revolving credit facility for future borrowings as of March 31, 2016.

As of March 31, 2016, $68.1 million was outstanding under the unsecured revolving credit facility and $500 million was outstanding under our unsecured term loans.  Additionally, we had letters of credit outstanding which totaled $15.8 million, against which no amounts were advanced as of March 31, 2016.

Our ability to borrow under the unsecured revolving credit facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of March 31, 2016, we were in compliance with all such covenants.

Other Debt Activity

For the three months ended March 31, 2016, we had total new borrowings of $48.1 million and total repayments of $41.3 million.  The major components of this activity are as follows:

•	In the first quarter of 2016, we retired the $16.3 million loan secured by our Cool Creek Commons operating property and the $23.6 million loan secured by our Sunland Towne Centre operating property;

•	We borrowed $48.1 million on the revolving credit facility to fund the above retirements of secured debt and for general business purposes; and

•	We made scheduled principal payments on indebtedness totaling $1.4 million in the first three months of 2016.

Fair Value of Fixed and Variable Rate Debt

As of March 31, 2016, the estimated fair value of our fixed rate debt, was $1.1 billion compared to the book value of $1.0 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 3.78% to 6.78%.  As of March 31, 2016, the fair value of variable rate debt was $781.9 million compared to the book value of $759.0 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 1.79% to 2.69%.

Note 5. Derivative Instruments, Hedging Activities and Other Comprehensive Income

In order to manage potential future volatility relating to variable interest rate risk, we enter into interest rate hedging agreements from time to time.  We do not use derivatives for trading or speculative purposes, nor do we have any derivatives that are not designated as cash flow hedges.  The agreements with each of our derivative counterparties provide that, in the event of default on any of our indebtedness, we could also be declared in default on our derivative obligations.

As of March 31, 2016, we were party to various cash flow hedge agreements with notional amounts totaling $648.3 million.  These hedge agreements effectively fix the interest rate underlying certain variable rate debt instruments over terms ranging from 2016 through 2020.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 2.78%.

In January 2016, we entered into two forward-starting interest rate swaps that will effectively fix the interest rate on $150 million of previously unhedged variable rate debt at 3.208%. The effective date of the swaps is June 30, 2016, and they will expire on July 1, 2021.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of March 31, 2016 and December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

As of March 31, 2016 the estimated fair value of our interest rate hedges was a liability of $11.8 million, including accrued interest of $0.3 million.  As of March 31, 2016, $11.8 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2015 the estimated fair value of our interest rate hedges was a net liability of $4.8 million, including accrued interest of $0.4 million.  As of December 31, 2015, $0.2 million is reflected in prepaid and other assets and $5.0 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the three months ended March 31, 2016 and 2015, $1.0 million and $1.4 million, respectively, were reclassified as a reduction to earnings. As the interest payments on our hedges are made over the next 12 months, we estimate the impact to interest expense to be $4.1 million.

Our share of net unrealized gains and losses on our interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.2875 for the first quarter of 2016 to common shareholders and Common Unit holders of record as of April 6, 2016, which represents a 5.5% increase over our previous quarterly distribution. The distribution was paid on April 13, 2016.

Outperformance Plan

In January 2016, the Compensation Committee of our Board of Trustees adopted the 2016 Outperformance Program for members of executive management and certain other employees, pursuant to which participants are eligible to earn profits interests ("LTIP Units") in the Operating Partnership based on the achievement of certain performance criteria related to the Company’s common shares. Participants in the 2016 Outperformance Plan were awarded the right to earn, in the aggregate, up to $6 million of share-settled awards (the “bonus pool”) if, and only to the extent of which, based on our total shareholder return (“TSR”) performance measures are achieved for the three-year period beginning January 4, 2016 and ending December 31, 2018.  Awarded interests not earned based on the TSR measures are forfeited.

If the TSR performance measures are achieved at the end of the three-year performance period, participants will receive their percentage interest in the bonus pool as LTIP Units in the Operating Partnership. Such LTIP Units vest over an additional two-year service period.  The compensation cost of the 2016 Outperformance Plan is fixed as of the grant date and is recognized regardless of whether the LTIP Units are ultimately earned or if the service requirement is met.

Restricted Award Grants

In February 2016, a total of 103,685 restricted awards were granted to members of executive management and certain other employees. The restricted awards will vest ratably over periods ranging from three to five years.

Performance Awards

In February 2016, the Compensation Committee awarded each of four executive officers a three-year performance award in the form of restricted performance share units ("PSUs").  These PSUs may be earned over a three-year performance period from January 1, 2016 to December 31, 2018.  The performance criteria are based on the relative total shareholder return ("TSR") achieved by the Company measured against a peer group over the three-year measurement period.  Any PSUs earned at the end of the three-year period will be fully vested at that date.  The total number of PSUs issued to the executive officers was based on a target value of $1.0 million but may be earned in a range from 0% to 200% of the target value depending on our TSR over the measurement period in relation to the peer group.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At March 31, 2016 and December 31, 2015, deferred costs consisted of the following:

	March 31, 2016	December 31, 2015
Acquired lease intangible assets	$134,501	$138,796
Deferred leasing costs and other	57,293	55,332
	191,794	194,128
Less—accumulated amortization	(48,766)	(45,854)
Total	$143,028	$148,274

The accompanying consolidated statements of operations include amortization expense as follows:

	Three Months Ended March 31,
	2016	2015
Amortization of deferred leasing costs, lease intangibles and other	$6,269	$5,889
Amortization of above market lease intangibles	1,236	1,632

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense. The amortization of above market lease intangibles is included as a reduction to revenue.

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

At March 31, 2016 and December 31, 2015, deferred revenue and other liabilities consisted of the following:

	March 31, 2016	December 31, 2015
Unamortized in-place lease liabilities	$109,753	$112,405
Retainage payables and other	5,980	5,636
Assumed earnout liability (Note 9)	1,380	1,380
Tenant rent payments received in advance	10,371	12,138
Total	$127,484	$131,559

The amortization of below market lease intangibles was $2.4 million for both the three months ended March 31, 2016 and 2015. The amortization of below market lease intangibles is included as an increase to revenue.

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

As of March 31, 2016, we had outstanding letters of credit totaling $15.8 million.  At that date, there were no amounts advanced against these instruments.

Previously Assumed Earnout Liability

We are a party to an earnout arrangement with the former seller of one of our operating properties, whereby we are required to pay the seller additional consideration based on whether the seller was able to lease certain vacant space at the property. The potential earnout liability was $1.4 million at both March 31, 2016 and December 31, 2015. Any difference would impact earnings and be reflected in the consolidated statements of operations in the period the settlement is determined.

Note 10. Disposals of Operating Properties

During the three months ended March 31, 2016, we did not dispose of any operating properties.

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

Note 11. Acquisitions

During the three months ended March 31, 2016, we did not acquire any operating properties.

In 2015, we acquired four operating properties for total consideration of $185.8 million, including the assumption of an $18.3 million loan, which are summarized below:

Property Name	MSA	Acquisition Date	Owned GLA
Colleyville Downs	Dallas, TX	April 2015	185,848
Belle Isle Station	Oklahoma City, OK	May 2015	164,327
Livingston Shopping Center	New York - Newark	July 2015	139,657
Chapel Hill Shopping Center	Fort Worth / Dallas, TX	August 2015	126,755

Item 2.

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•
national and local economic, business, real estate and other market conditions, particularly in light of low growth in the U.S. economy as well as economic uncertainty caused by fluctuations in the prices of oil and other energy sources;

•	financing risks, including the availability of and costs associated with sources of liquidity;

•	our ability to refinance, or extend the maturity dates of, our indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant bankruptcies;

•	the competitive environment in which we operate;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	our ability to maintain our status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property we own;

•	risks related to the geographical concentration of our properties in Florida, Indiana and Texas;

•	insurance costs and coverage;

•	risks related to cybersecurity attacks and the loss of confidential information and other business disruptions;

•	other factors affecting the real estate industry generally; and

•
other uncertainties and factors identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Our Business and Properties

Kite Realty Group Trust is a publicly-held real estate investment trust which, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality neighborhood and community shopping centers in selected markets in the United States.  We derive revenues primarily from activities associated with the collection of contractual rents and reimbursement payments from tenants at our properties.  Our operating results therefore depend materially on the ability of our tenants to make required lease payments, the health and resilience of the United States retail sector, interest rates, employment levels and job growth and overall economic and real estate market conditions.

At March 31, 2016, we owned interests in 118 operating and redevelopment properties consisting of 108 retail properties, eight retail redevelopment properties, one office operating property and an associated parking garage. We also owned three development properties under construction as of this date.

At March 31, 2015, we owned interests in 117 operating and redevelopment properties consisting of 112 retail properties, three retail redevelopment properties, one office operating property and an associated parking garage. We also owned three development properties under construction as of this date.

Current Quarter Actions

Development and Redevelopment Activities

We believe evaluating our operating properties for development and redevelopment opportunities enhances shareholder value as it will make them more attractive for leasing to new tenants and it improves the long-term values and economic returns of our properties. Since December 31, 2015, we initiated and advanced a number of development and redevelopment activities, including the following:

Holly Springs Towne Center – Phase II near Raleigh, North Carolina – DSW opened in March 2016 to join Bed Bath & Beyond, which opened in December 2015. The remaining anchor, Carmike Theatres, is expected to open in the summer of 2016.

Tamiami Crossing in Naples, Florida – Stein Mart and Marshalls both opened in March 2016. Ulta, Michaels, Ross Dress for Less and Petsmart are expected to open in the second quarter of 2016.

In-Process Redevelopment, Reposition, and Repurpose Projects. The Company’s Redevelopment, Reposition and Repurpose (“3-R”) initiative continued to evolve during the first quarter of 2016. Identified 3-R opportunities totaled approximately $95 million to $110 million across the portfolio with an average targeted incremental return of approximately 9% to 11%.

Five of the 3-R assets commenced construction during the first quarter of 2016, with aggregate estimated costs of $34 million to $39 million and an average targeted incremental return of approximately 9% to 11%. The 3-R projects under construction include City Center (White Plains, NY), Bolton Plaza (Jacksonville, FL), Phase I of Portofino (Houston, TX), Castleton Crossing (Indianapolis, IN) and Northdale Promenade (Tampa, FL).

Operational Activities

During the first quarter of 2016, we executed new and renewal leases on 88 individual spaces totaling 405,338 square feet.  New leases were signed on 36 individual spaces for 119,632 square feet of GLA, while renewal leases were signed on 52 individual spaces for 285,706 square feet of GLA.

For new comparable signed leases, which are defined as leases signed for which there was a former tenant within the last 12 months, we achieved a blended rent spread of 7.8% on these comparable signed leases on individual spaces while incurring $8.78 per square foot of incremental capital improvement costs. The average rents for the 12 new comparable leases signed on individual spaces in the first quarter of 2016 were $21.49 per square foot compared to average expiring rents of $19.29 per square foot in that quarter. The average rents for the 52 renewals signed on individual spaces in the first quarter of 2016 were $16.42 per square foot compared to average expiring rents of $15.34 per square foot in that quarter. Further, average leasing costs for new comparable leases signed in the first quarter of 2016 were $53.14 per square foot, while there were minimal leasing costs incurred for renewal leases.

Our same property net operating income increased 3.4% for the three months ended March 31, 2016 compared to the same period of the prior year. This increase was primarily due to increases in rental rates and improved expense control and operating expense recovery resulting in an improvement in net recoveries of $0.7 million for the three months ended March 31, 2016.

Results of Operations

The comparability of results of operations for the three months ended March 31, 2016 and 2015 is affected by our development, redevelopment and operating property acquisition and disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of these activities during those periods, which is set forth below.

Property Acquisitions

The following operating properties were acquired between January 1, 2015 and March 31, 2016 and, therefore, our consolidated statements of operations include the results of partial periods for these properties:

Property Name	MSA	Acquisition Date	Owned GLA
Colleyville Downs	Dallas, TX	April 2015	185,848
Belle Isle Station	Oklahoma City, OK	May 2015	164,327
Livingston Shopping Center	New York - Newark	July 2015	139,657
Chapel Hill Shopping Center	Fort Worth / Dallas, TX	August 2015	126,755

Property Dispositions

In 2015, we sold the following operating properties:

Property Name	MSA	Disposition Date	Owned GLA
Sale of seven operating properties	Various[1]	March 2015	740,034
Cornelius Gateway	Portland, OR	December 2015	21,326
Four Corner Square	Seattle, WA	December 2015	107,998

____________________
1	Shortly after the merger with Inland Diversified we identified and sold certain properties located in multiple MSAs that were not consistent with the Company's strategic plan.

Development Activities

The following development properties became partially operational at various times from January 1, 2015 through March 31, 2016:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA
Holly Springs Towne Center – Phase II	Raleigh, NC	December 2015	122,001
Tamiami Crossing	Naples, FL	March 2016	121,578

____________________
1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

Redevelopment Activities

The following properties were under redevelopment at various times during the period from January 1, 2015 through March 31, 2016:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Gainesville Plaza	Gainesville, FL	June 2013	December 2015	162,659
Cool Springs Market	Nashville, TN	July 2015	December 2015	230,948
Courthouse Shadows[2,3]	Naples, FL	June 2013	Pending	8,160
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	93,839
City Center[2]	White Plains, NY	December 2015	Pending	313,139
Fishers Station[2]	Indianapolis, IN	December 2015	Pending	175,290
Beechwood Promenade[2]	Athens, GA	December 2015	Pending	353,970
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Rampart Commons[2]	Las Vegas, NV	March 2016	Pending	81,292
Northdale Promenade[2]	Tampa, FL	March 2016	Pending	173,788

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	These operating properties have been identified as redevelopment properties and they are not included in the same property pool.
3	Our redevelopment plan is to demolish the site to add a large format single tenant ground lease with projected total GLA at the site of 140,710 square feet.

Same Property Net Operating Income

The Company believes that Net Operating Income ("NOI") is helpful to investors as a measure of its operating performance because it excludes various items included in net income that do not relate to or are not indicative of its operating performance, such as depreciation and amortization, interest expense, and impairment, if any.  The Company believes that Same Property NOI is helpful to investors as a measure of its operating performance because it includes only the NOI of properties that have been owned for the full period presented, which eliminates disparities in net income due to the redevelopment, acquisition or disposition of properties during the particular period presented and thus provides a more consistent metric for the comparison of the Company's properties.  NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of the Company's financial performance.

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool twelve months after the acquisition date. A development property is included in the same property pool twelve months after construction is substantially complete, which is typically between six and twelve months after the first date a tenant is open for business. A redevelopment property is included in the same property pool twelve months after the construction of the redevelopment property is substantially complete. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. For the three months ended March 31, 2016, we excluded 13 redevelopment properties from the same property pool that met these criteria and were owned in all periods compared.

The following table reflects same property net operating income (and reconciliation to net income attributable to common shareholders) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
($ in thousands)	2016	2015	% Change
Number of properties at period end[1]	102	102

Leased percentage	95.5%	94.9%
Economic Occupancy percentage at period end[2]	93.7%	93.2%

Net operating income - same properties[3]	$52,224	$50,502	3.4%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$52,224	$50,502
Net operating income - non-same activity[4]	12,999	13,581
Other expense, net	(392)	(51)
General, administrative and other	(5,291)	(5,006)
Merger and acquisition costs	—	(159)
Depreciation expense	(42,240)	(40,435)
Interest expense	(15,325)	(13,933)
Gains on sales of operating properties	—	3,363
Net income attributable to noncontrolling interests	(573)	(683)
Dividends on preferred shares	—	(2,114)
Net income attributable to common shareholders	$1,402	$5,065

____________________
1	Same property analysis excludes operating properties in redevelopment as well as office properties (Thirty South Meridian and Eddy Street Commons).
2	Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement during the period.
3
Same property net operating income excludes net gains from outlot sales, straight-line rent revenue, bad debt expense and recoveries, lease termination fees, amortization of lease intangibles and significant prior year expense recoveries and adjustments, if any.

4
Includes non-cash accounting items across the portfolio as well as net operating income from properties not included in the same property pool. The change between years largely reflects the sales of operating properties in 2015, net of acquired properties and development projects, not yet in the same property pool.

Comparison of Operating Results for the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

The following table reflects our consolidated statements of operations for the three months ended March 31, 2016 and 2015.  The comparability of the periods is impacted by the merger, acquisitions, dispositions, and redevelopments previously described.

($ in thousands)	2016	2015	Net change 2015 to 2016
Revenue:
Rental income (including tenant reimbursements)	$85,618	$84,094	$1,524
Other property related revenue	2,932	2,734	198
Total revenue	88,550	86,828	1,722
Expenses:
Property operating	12,192	12,724	(532)
Real estate taxes	11,135	10,021	1,114
General, administrative, and other	5,291	5,006	285
Merger and acquisition costs	—	159	(159)
Depreciation and amortization	42,240	40,435	1,805
Total expenses	70,858	68,345	2,513
Operating income	17,692	18,483	(791)
Interest expense	(15,325)	(13,933)	(1,392)
Income tax expense of taxable REIT subsidiary	(410)	(55)	(355)
Other income, net	18	4	14
Income before gain on sale of operating properties	1,975	4,499	(2,524)
Gain on sales of operating properties	—	3,363	(3,363)
Consolidated net income	1,975	7,862	(5,887)
Net income attributable to noncontrolling interests	(573)	(683)	110
Net income attributable to Kite Realty Group Trust	1,402	7,179	(5,777)
Dividends on preferred shares	—	(2,114)	2,114
Net income attributable to common shareholders	$1,402	$5,065	$(3,663)

Property operating expense to total revenue ratio	13.8%	14.7%

Rental income (including tenant reimbursements) increased $1.5 million, or 1.8%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$4,183
Development properties that became operational or were partially operational in 2015 and/or 2016	1,144
Properties sold during 2015	(3,635)
Properties under redevelopment during 2015 and/or 2016	(632)
Properties fully operational during 2015 and 2016 and other	464
Total	$1,524

The net increase of $4.2 million in rental income at properties acquired during 2015 is attributable to the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarters of 2015. The net decrease of $3.6 million in rental income at properties sold during 2015 is due to the sale of seven operating properties in March 2015 and two operating properties in December 2015. The net increase of $0.5 million in rental income for properties fully operational during 2015 or 2016 is primarily attributable to an increase in rental rates, and an improvement in economic occupancy.

The average rents for new comparable leases signed in the first quarter of 2016 were $21.49 per square foot compared to average expiring rents of $19.29 per square foot in that quarter. The average rents for renewals signed in the first quarter of 2016 were $16.42 per square foot compared to average expiring rents of $15.34 per square foot in that quarter. For our full operating portfolio, annualized base rent per square foot improved to $15.24 per square foot as of March 31, 2016, up from $15.20 as of March 31, 2015.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue increased by $0.2 million, primarily as a result of higher gains on land parcel sales of $1.5 million, partially offset by a decreases of $1.0 million in lease termination income, $0.2 million in overage rent, and $0.1 million in specialty leasing income.

Property operating expenses decreased $0.5 million, or 4.2%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$796
Development properties that became operational or were partially operational in 2015 and/or 2016	184
Properties sold during 2015	(631)
Properties under redevelopment during 2015 and/or 2016	(150)
Properties fully operational during 2015 and 2016 and other	(731)
Total	$(532)

The net increase of $0.8 million in property operating expenses at properties acquired during 2015 is attributable to the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarter of 2015. The net decrease of $0.6 million in property operating expenses at properties sold during 2015 is due to the sale of seven operating properties in March 2015 and two operating properties in December 2015. The net $0.7 million decrease for properties fully operational during 2015 or 2016 is primarily due to a decrease of $0.4 million in trash expense and $0.2 million in insurance costs as we leveraged our larger operating platform.

Property operating expenses as a percentage of total revenue for the three months ended March 31, 2016 was 13.8% compared to 14.7% over the same period in the prior year. The decrease was mostly due to higher other property related revenue and an improvement in operating expense recoveries from tenants as a result of higher recovery rates.

Real estate taxes increased $1.1 million, or 11.1%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$828
Development properties that became operational or were partially operational in 2015 and/or 2016	55
Properties sold during 2015	(371)
Properties under redevelopment during 2015 and/or 2016	(17)
Properties fully operational during 2015 and 2016 and other	619
Total	$1,114

The $0.8 million increase in real estate taxes at properties acquired during 2015 is attributable to the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarter of 2015. The net decrease of $0.4 million in real estate taxes at properties sold during 2015 is primarily due to the sale of seven operating properties in March 2015. The net $0.6 million increase in real estate taxes for properties fully operational during 2015 or 2016 is due to higher tax assessments at certain operating properties. The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.3 million, or 5.7%. The increase is due primarily to a severance charge of $0.5 million in the first quarter of 2016.

Merger and acquisition costs decreased $0.2 million as we did not have any acquisition activity in the first quarter of 2016.

Depreciation and amortization expense increased $1.8 million, or 4.5%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$2,485
Development properties that became operational or were partially operational in 2015 and/or 2016	333
Properties sold during 2015	(367)
Properties under redevelopment during 2015 and/or 2016	251
Properties fully operational during 2015 and 2016 and other	(897)
Total	$1,805

The net increase of $2.5 million in depreciation and amortization expense at properties acquired during 2015 is attributable to the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarter of 2015. The net decrease of $0.4 million in depreciation and amortization expense at properties sold during 2015 is primarily due to the sale of seven operating properties in March 2015. The net decrease of $0.9 million in depreciation at properties fully operational during 2015 or 2016 is mainly due to multiple tenants vacating at several operating properties in the first quarter of 2015, which resulted in the acceleration of depreciation and amortization on tenant-specific assets.

Interest expense increased $1.4 million or 10.0%. The increase is due to securing longer-term fixed rate debt in the second half of 2015 that carried higher interest rates than the variable rate on our unsecured revolving credit facility. The increase was also due to certain development projects, including Parkside Town Commons - Phase I becoming operational. As a portion of the project becomes operational, we expense a pro-rata amount of related interest expense.

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

Our Principal Capital Resources

For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 36.  In addition to cash generated from operations, we discuss below our other principal capital resources.

The increased asset base and operating cash flows of the Company have substantially enhanced our liquidity position and reduced our borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.

As of March 31, 2016, we had approximately $377.6 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $23.3 million in cash and cash equivalents as of March 31, 2016.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of March 31, 2016.

In the future, we will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities. We may also raise capital by disposing of properties, land parcels or other assets that are no longer core components of our growth strategy.  The sale price may differ from our carrying value at the time of sale.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of March 31, 2016, we have $232.7 million of secured debt scheduled to mature prior to March 31, 2017, excluding scheduled monthly principal payments. The maturities consist of $132.8 million of construction loans at Parkside Town Commons and Delray Marketplace as well as $99.9 million of securitized debt. The seven-year unsecured term loan, of which $100 million is undrawn, provides the funding for these securitized debt maturities. In addition, the maturity date of the $75.9 million Parkside Town Commons construction loan may be extended for an additional 48 months to November 21, 2020 at the Company’s option subject to certain conditions. We are currently in the process of refinancing both the Parkside Town Commons and Delray Marketplace construction loans that are due in November 2016.

Other Short-Term Liquidity Needs.  The requirements for qualifying as a REIT and for a tax deduction for some or all of the dividends paid to shareholders necessitate that we distribute at least 90% of our taxable income on an annual basis. Such requirements cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest expense and scheduled principal payments on our debt, expected dividend payments to our common shareholders and to Common Unit holders, and recurring capital expenditures.

In February 2016, our Board of Trustees declared a cash distribution of $0.2875 per common share and Common Unit for the first quarter of 2016, which represents a 5.5% increase over our previous quarterly distribution. This distribution was paid on April 13, 2016 to common shareholders and Common Unit holders of record as of April 6, 2016. Future dividends are at the discretion of the Board of Trustees.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.   During the three months ended March 31, 2016, we incurred $0.2 million of costs for recurring capital expenditures on operating properties and also incurred $2.6 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $13 million to $15 million of additional major tenant improvements and renovation costs within the next twelve months at a number of our operating properties.

We currently have five properties that are considered in process as part of our redevelopment, reposition and repurpose program. Total estimated costs of these properties are expected to be in the range of $34 million to $39 million.

As of March 31, 2016, we had three development projects under construction.  The total estimated cost of these projects is approximately $173.7 million, of which $166.0 million had been incurred as of March 31, 2016.  We currently anticipate incurring the remaining $7.7 million of costs over the next twelve months.  We believe we currently have sufficient financing in place to fund the projects and expect to do so primarily through existing or new construction loans or borrowings on our unsecured revolving credit facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment, Reposition, Repurpose Opportunities. We are currently evaluating potential redevelopment, repositioning, and repurposing of several other operating properties. Total estimated costs of these properties are expected to be in the range of $95 million to $110 million. We believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations and borrowings on our unsecured revolving credit facility.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the three months ended March 31, 2016 and on a cumulative basis since the project’s inception:

	Year to Date –	Cumulative –
($ in thousands)	March 31, 2016	March 31, 2016
Developments	$15,059	$165,976
Redevelopments	1,689	N/A
Recently completed developments/redevelopments[1]	455	N/A
Miscellaneous other activity, net	1,478	N/A
Recurring operating capital expenditures (primarily tenant improvement payments)	2,764	N/A
Total	$21,445	$165,976

____________________
1	This classification includes Parkside Town Commons - Phase I, Delray Marketplace, Holly Springs Towne Center – Phase I, Bolton Plaza, Gainesville Plaza, and Cool Springs.

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million for the three months ended March 31, 2016.

Debt Maturities

The table below presents scheduled principal repayments (including scheduled monthly principal payments) on mortgage and other indebtedness as of March 31, 2016:

($ in thousands)	Annual Principal Payments	Term Maturity[1]	Total
2016	$4,047	$221,357	$225,404
2017	5,103	17,020	22,123
2018	5,335	62,584	67,919
2019	5,255	68,100	73,355
2020	5,200	442,339	447,539
Thereafter	12,196	875,793	887,989
	$37,136	$1,687,193	$1,724,329
Unamortized net debt premiums and issuance costs, net			6,458
Total			$1,730,787

____________________
1
This presentation reflects the Company's exercise of its options to extend the maturity dates by one year to July 1, 2019 for the Company's unsecured credit facility and its option to extend the maturity date by six months to January 1, 2020 for the Company's unsecured term loan.

Failure to comply with our obligations under our loan agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such loans, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.  In addition, certain of our variable rate loans and construction loans contain cross-default provisions which provide that a violation by us of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under the loans if we fail to satisfy these financial covenants.  See

“Item 1.A Risk Factors – Risks Related to Our Operations” in Kite Realty Group Trust's Annual Report on Form 10-K for the year ended December 31, 2015 for more information related to the risks associated with our indebtedness.

Impact of Changes in Credit Ratings on Our Liquidity

In 2014, we were assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of March 31, 2016.

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

Cash Flows

As of March 31, 2016, we had cash and cash equivalents on hand of $23.3 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Cash provided by operating activities was $32.4 million for the three months ended March 31, 2016, a decrease of $12.7 million from the same period of 2015.  The decrease was primarily due to timing of the collection of real estate tax reimbursements from non-escrowing tenants in Florida and Indiana, outflows from paying the semi-annual interest on our senior unsecured notes, and the timing of annual insurance payments.

Cash used in investing activities was $24.6 million for the three months ended March 31, 2016, as compared to cash provided by investing activities of $105.2 million in the same period of 2015.  Highlights of significant cash sources and uses are as follows:

•	There were no property sales in the first quarter of 2016, while there were net proceeds of $126.5 million related to the sale of seven operating properties in March 2015;

•
Decrease in capital expenditures of $1.1 million, in addition to a decrease in construction payables of $7.0 million.  In the first quarter of 2016, there was significant construction activity at Tamiami Crossing, Holly Springs Towne Center - Phase II, and several of our redevelopment properties.

Cash used in financing activities was $18.4 million for the three months ended March 31, 2016, compared to cash used in financing activities of $67.4 million in the same period of 2015.  Highlights of significant cash sources and uses are as follows:

•
In the first quarter of 2016, we retired the $16.3 million loan secured by our Cool Creek Commons operating property and the $23.6 million loan secured by our Sunland Towne Centre operating property using draws on the unsecured revolving credit facility; and

•	Distributions to common shareholders and Common Unit holders of $23.7 million;

Funds From Operations

Funds from Operations (FFO) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts ("NAREIT"), which we refer to as the White Paper. The White Paper defines FFO as net income (determined in accordance with GAAP), excluding gains (or losses) from sales and impairments of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

Considering the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for a severance charge in 2016 and merger and acquisition costs in 2015. We believe this supplemental information provides a meaningful measure of our operating performance. We believe our presentation of adjusted FFO provides investors with another financial measure that may facilitate comparison of operating performance between periods and among our peer companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

Our calculations of FFO1 (and reconciliation to consolidated net income, as applicable) and FFO, as adjusted for the three months ended March 31, 2016 and 2015 (unaudited) are as follows:

($ in thousands)	Three Months Ended March 31,
	2016	2015
Consolidated net income	$1,975	$7,862
Less: cash dividends on preferred shares	—	(2,114)
Less: net income attributable to noncontrolling interests in properties	(461)	(587)
Less: gains on sales of operating properties	—	(3,363)
Add: depreciation and amortization of consolidated entities, net of noncontrolling interests	42,052	40,293
Funds From Operations of the Kite Portfolio[1]	43,566	42,091
Less: Limited Partners' interests in Funds From Operations	(981)	(807)
Funds From Operations attributable to Kite Realty Group Trust common shareholders[1]	$42,585	$41,284

Funds From Operations of the Kite Portfolio[1]	$43,566	$42,091
Add: merger and acquisition costs	—	159
Add: severance charge	500	—
Funds From Operations of the Kite Portfolio, as adjusted	$44,066	$42,250

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

Earnings before Interest, Tax, Depreciation, and Amortization

We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense and income tax expense of taxable REIT subsidiary. For informational purposes, we have also provided Adjusted EBITDA, which we define as EBITDA less (i) EBITDA from unconsolidated entities, (ii) severance charge (iii) other income and expense and (iv) noncontrolling interest EBITDA. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA, as calculated by us, are not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP, and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

Considering the nature of our business as a real estate owner and operator, we believe that EBITDA and Adjusted EBITDA are helpful to investors in measuring our operational performance because they exclude various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided Annualized Adjusted EBITDA, adjusted as described above. We believe this supplemental information provides a meaningful measure of our operating performance. We believe presenting EBITDA in this manner allows investors and other interested parties to form a more meaningful assessment of our operating results.

The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to consolidated net income (the most directly comparable GAAP measure) and a calculation of Net Debt to EBITDA.

($ in thousands)	Three Months Ended March 31, 2016
Consolidated net income	$1,975
Adjustments to net income
Depreciation and amortization	42,240
Interest expense	15,325
Income tax expense of taxable REIT subsidiary	410
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	59,950
Unconsolidated EBITDA	34
Severance charge	500
Other income, net	(18)
Noncontrolling interest	(461)
Adjusted EBITDA	60,005

Annualized Adjusted EBITDA[1]	$240,020

Company share of net debt:
Mortgage and other indebtedness	1,730,787
Less: Partner share of consolidated joint venture debt	(13,749)
Less: Cash	(23,307)
Less: Net debt premiums and issuance costs, net	(6,458)
Company Share of Net Debt	1,687,273
Net Debt to EBITDA	7.0x

____________________
1	Represents Adjusted EBITDA for the three months ended March 31, 2016 (as shown in the table above) multiplied by four.

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

Contractual Obligations

Except with respect to our debt maturities as discussed on page 35, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.7 billion of outstanding consolidated indebtedness as of March 31, 2016 (exclusive of net premiums and issuance costs, net of $6.5 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $648.3 million, with maturity dates ranging from 2016 through 2020.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.5 billion (84%) and $0.2 billion (16%), respectively, of our total consolidated indebtedness at March 31, 2016.

As of March 31, 2016, we had $232.7 million of fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this hedged debt.  A 100 basis point change in interest rates on our unhedged variable rate debt as of March 31, 2016 would change our annual cash flow by $2.6 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended March 31, 2016, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended March 31, 2016:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31	—	—	N/A	N/A
February 1 - February 29	12,229	$26.36	—	N/A
March 1 - March 31	18,913	$27.29	N/A	N/A
Total	31,142

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

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

 Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1	Form of 2016 Outperformance Plan LTIP Unit Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 3, 2016

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

KITE REALTY GROUP TRUST

May 6, 2016	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 6, 2016	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Form of share certificate evidencing the 8.250% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, per value $0.01 per share	Incorporate by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form 8-A filed on December 7, 2010

10.1	Form of 2016 Outperformance Plan LTIP Unit Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 3, 2016

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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