Form 10-Q
period 2016-06-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2016-08-01
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
The number of Common Shares of Kite Realty Group Trust outstanding as of July 25, 2016 was 83,385,100 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2016 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of June 30, 2016 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets:
Investment properties, at cost	$3,968,116	$3,933,140
Less: accumulated depreciation	(494,884)	(432,295)
	3,473,232	3,500,845

Cash and cash equivalents	37,902	33,880
Tenant and other receivables, including accrued straight-line rent of $26,981 and $23,809, respectively, net of allowance for uncollectible accounts	48,702	51,101
Restricted cash and escrow deposits	11,500	13,476
Deferred costs and intangibles, net	137,201	148,274
Prepaid and other assets	8,647	8,852
Total Assets	$3,717,184	$3,756,428

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,740,487	$1,724,449
Accounts payable and accrued expenses	92,142	81,356
Deferred revenue and intangibles, net and other liabilities	122,669	131,559
Total Liabilities	1,955,298	1,937,364
Commitments and contingencies	—	—
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	100,179	92,315
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,385,991 and 83,334,865 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	834	833
Additional paid in capital and other	2,043,715	2,050,545
Accumulated other comprehensive loss	(11,850)	(2,145)
Accumulated deficit	(371,690)	(323,257)
Total Kite Realty Group Trust Shareholders' Equity	1,661,009	1,725,976
Noncontrolling Interests	698	773
Total Equity	1,661,707	1,726,749
Total Liabilities and Equity	$3,717,184	$3,756,428

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Minimum rent	$68,455	$64,897	$135,918	$130,377
Tenant reimbursements	17,006	16,489	35,161	35,104
Other property related revenue	2,114	2,349	5,046	5,083
Total revenue	87,575	83,735	176,125	170,564
Expenses:
Property operating	11,346	11,801	23,538	24,525
Real estate taxes	10,503	9,755	21,637	19,777
General, administrative, and other	4,856	4,566	10,147	9,572
Transaction costs	2,771	302	2,771	461
Depreciation and amortization	43,841	41,212	86,082	81,648
Total expenses	73,317	67,636	144,175	135,983
Operating income	14,258	16,099	31,950	34,581
Interest expense	(15,500)	(13,181)	(30,825)	(27,114)
Income tax expense of taxable REIT subsidiary	(338)	(69)	(748)	(124)
Gain on settlement	—	4,520	—	4,520
Other expense, net	(110)	(134)	(94)	(130)
(Loss) income before gain on sale of operating properties	(1,690)	7,235	283	11,733
Gain on sales of operating properties	194	—	194	3,363
Consolidated net (loss) income	(1,496)	7,235	477	15,096
Net income attributable to noncontrolling interests	(399)	(508)	(971)	(1,191)
Net (loss) income attributable to Kite Realty Group Trust	$(1,895)	$6,727	$(494)	$13,905
Dividends on preferred shares	—	(2,114)	—	(4,228)
Net (loss) income attributable to common shareholders	$(1,895)	$4,613	$(494)	$9,677

Net (loss) income per common share - basic & diluted	$(0.02)	$0.06	$(0.01)	$0.12

Weighted average common shares outstanding - basic	83,375,765	83,506,078	83,362,136	83,519,013
Weighted average common shares outstanding - diluted	83,375,765	83,803,879	83,362,136	83,818,890

Common dividends declared per common share	$0.2875	$0.2725	$0.5750	$0.5450

Consolidated net (loss) income	$(1,496)	$7,235	$477	$15,096
Change in fair value of derivatives	(2,619)	1,509	(9,932)	(1,717)
Total comprehensive (loss) income	(4,115)	8,744	(9,455)	13,379
Comprehensive income attributable to noncontrolling interests	(340)	(487)	(744)	(1,108)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(4,455)	$8,257	$(10,199)	$12,271

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2015	83,334,865	$833	$2,050,545	$(2,145)	$(323,257)	$1,725,976
Stock compensation activity	47,126	1	1,918	—	—	1,919
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(9,705)	—	(9,705)
Distributions declared to common shareholders	—	—	—	—	(47,939)	(47,939)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(494)	(494)
Exchange of redeemable noncontrolling interests for common shares	4,000	—	108	—	—	108
Adjustment to redeemable noncontrolling interests	—	—	(8,856)	—	—	(8,856)
Balances, June 30, 2016	83,385,991	$834	$2,043,715	$(11,850)	$(371,690)	$1,661,009

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$477	$15,096
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(2,842)	(2,809)
Depreciation and amortization	87,713	83,286
Gain on sale of operating properties, net	(194)	(3,363)
Gain on settlement retained in escrow	—	(4,520)
Provision for credit losses	1,291	1,528
Compensation expense for equity awards	2,573	2,089
Amortization of debt fair value adjustment	(2,128)	(3,123)
Amortization of in-place lease liabilities, net	(3,252)	(1,555)
Changes in assets and liabilities:
Tenant receivables and other	3,456	4,640
Deferred costs and other assets	(5,917)	(4,626)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(232)	41
Payments on assumed earnout liability	—	(929)
Net cash provided by operating activities	80,945	85,755
Cash flows from investing activities:
Deposits related to acquisitions	—	(4,000)
Acquisitions of interests in properties	—	(94,201)
Capital expenditures, net	(44,223)	(47,745)
Net proceeds from sales of operating properties	139	126,460
Collection of note receivable	500	—
Change in construction payables	(1,260)	3,361
Net cash used in investing activities	(44,844)	(16,125)
Cash flows from financing activities:
Purchase of redeemable noncontrolling interests	—	(33,998)
Repurchases of common shares upon the vesting of restricted shares	(755)	(703)
Loan proceeds	178,970	357,742
Loan transaction costs	(887)	(1,415)
Loan payments	(160,597)	(314,377)
Distributions paid – common shareholders	(46,676)	(44,483)
Distributions paid - preferred shareholders	—	(4,228)
Distributions paid – redeemable noncontrolling interests	(1,941)	(1,816)
Distributions to noncontrolling interests	(193)	(58)
Net cash used in financing activities	(32,079)	(43,336)
Net change in cash and cash equivalents	4,022	26,294
Cash and cash equivalents, beginning of period	33,880	43,826
Cash and cash equivalents, end of period	$37,902	$70,120

Non-cash investing and financing activities
Assumption of mortgages by buyer upon sale of properties	$—	$40,303

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	June 30, 2016	December 31, 2015
Assets:
Investment properties, at cost	$3,968,116	$3,933,140
Less: accumulated depreciation	(494,884)	(432,295)
	3,473,232	3,500,845

Cash and cash equivalents	37,902	33,880
Tenant and other receivables, including accrued straight-line rent of $26,981 and $23,809, respectively, net of allowance for uncollectible accounts	48,702	51,101
Restricted cash and escrow deposits	11,500	13,476
Deferred costs and intangibles, net	137,201	148,274
Prepaid and other assets	8,647	8,852
Total Assets	$3,717,184	$3,756,428

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,740,487	$1,724,449
Accounts payable and accrued expenses	92,142	81,356
Deferred revenue and intangibles, net and other liabilities	122,669	131,559
Total Liabilities	1,955,298	1,937,364
Commitments and contingencies	—	—
Redeemable Limited Partners’ and other redeemable noncontrolling interests	100,179	92,315
Partners Equity:
Parent Company:
Common equity, 83,385,991 and 83,334,865 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,672,859	1,728,121
Accumulated other comprehensive loss	(11,850)	(2,145)
Total Partners Equity	1,661,009	1,725,976
Noncontrolling Interests	698	773
Total Equity	1,661,707	1,726,749
Total Liabilities and Equity	$3,717,184	$3,756,428

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Minimum rent	$68,455	$64,897	$135,918	$130,377
Tenant reimbursements	17,006	16,489	35,161	35,104
Other property related revenue	2,114	2,349	5,046	5,083
Total revenue	87,575	83,735	176,125	170,564
Expenses:
Property operating	11,346	11,801	23,538	24,525
Real estate taxes	10,503	9,755	21,637	19,777
General, administrative, and other	4,856	4,566	10,147	9,572
Transaction costs	2,771	302	2,771	461
Depreciation and amortization	43,841	41,212	86,082	81,648
Total expenses	73,317	67,636	144,175	135,983
Operating income	14,258	16,099	31,950	34,581
Interest expense	(15,500)	(13,181)	(30,825)	(27,114)
Income tax expense of taxable REIT subsidiary	(338)	(69)	(748)	(124)
Gain on settlement	—	4,520	—	4,520
Other expense, net	(110)	(134)	(94)	(130)
(Loss) income before gain on sale of operating properties	(1,690)	7,235	283	11,733
Gain on sales of operating properties	194	—	194	3,363
Consolidated net (loss) income	(1,496)	7,235	477	15,096
Net income attributable to noncontrolling interests	(461)	(414)	(983)	(1,001)
Distributions on preferred units	—	(2,114)	—	(4,228)
Net (loss) income attributable to common unitholders	$(1,957)	$4,707	$(506)	$9,867

Allocation of net (loss) income:
Limited Partners	$(62)	$94	$(12)	$190
Parent Company	(1,895)	4,613	(494)	9,677
	$(1,957)	$4,707	$(506)	$9,867

Net (loss) income per unit - basic & diluted	$(0.02)	$0.06	$(0.01)	$0.12

Weighted average common units outstanding - basic	85,320,923	85,231,284	85,295,968	85,202,110
Weighted average common units outstanding - diluted	85,320,923	85,529,084	85,295,968	85,501,987

Distributions declared per common unit	$0.2875	$0.2725	$0.5750	$0.5450

Consolidated net (loss) income	$(1,496)	$7,235	$477	$15,096
Change in fair value of derivatives	(2,619)	1,509	(9,932)	(1,717)
Total comprehensive (loss) income	(4,115)	8,744	(9,455)	13,379
Comprehensive income attributable to noncontrolling interests	(461)	(414)	(983)	(1,001)
Comprehensive (loss) income attributable to common unitholders	$(4,576)	$8,330	$(10,438)	$12,378

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss

Balances, December 31, 2015	$1,728,121	$(2,145)	$1,725,976
Stock compensation activity	1,919	—	1,919
Other comprehensive loss attributable to Parent Company	—	(9,705)	(9,705)
Distributions declared to Parent Company	(47,939)	—	(47,939)
Net loss	(494)	—	(494)
Conversion of Limited Partner Units to shares of the Parent Company	108	—	108
Adjustment to redeemable noncontrolling interests	(8,856)	—	(8,856)
Balances, June 30, 2016	$1,672,859	$(11,850)	$1,661,009

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$477	$15,096
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(2,842)	(2,809)
Depreciation and amortization	87,713	83,286
Gain on sale of operating properties, net	(194)	(3,363)
Gain on settlement retained in escrow	—	(4,520)
Provision for credit losses	1,291	1,528
Compensation expense for equity awards	2,573	2,089
Amortization of debt fair value adjustment	(2,128)	(3,123)
Amortization of in-place lease liabilities, net	(3,252)	(1,555)
Changes in assets and liabilities:
Tenant receivables and other	3,456	4,640
Deferred costs and other assets	(5,917)	(4,626)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(232)	41
Payments on assumed earnout liability	—	(929)
Net cash provided by operating activities	80,945	85,755
Cash flows from investing activities:
Deposits related to acquisitions	—	(4,000)
Acquisitions of interests in properties	—	(94,201)
Capital expenditures, net	(44,223)	(47,745)
Net proceeds from sales of operating properties	139	126,460
Collection of note receivable	500	—
Change in construction payables	(1,260)	3,361
Net cash used in investing activities	(44,844)	(16,125)
Cash flows from financing activities:
Purchase of redeemable noncontrolling interests	—	(33,998)
Repurchases of common shares upon the vesting of restricted shares	(755)	(703)
Loan proceeds	178,970	357,742
Loan transaction costs	(887)	(1,415)
Loan payments	(160,597)	(314,377)
Distributions paid – common unitholders	(46,676)	(44,483)
Distributions paid - preferred unitholders	—	(4,228)
Distributions paid – redeemable noncontrolling interests - subsidiaries	(1,941)	(1,816)
Distributions to noncontrolling interests	(193)	(58)
Net cash used in financing activities	(32,079)	(43,336)
Net change in cash and cash equivalents	4,022	26,294
Cash and cash equivalents, beginning of period	33,880	43,826
Cash and cash equivalents, end of period	$37,902	$70,120

Non-cash investing and financing activities
Assumption of mortgages by buyer upon sale of properties	$—	$40,303

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2016
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

The Parent Company is the sole general partner of the Operating Partnership, and as of June 30, 2016 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At June 30, 2016, we owned interests in 120 operating and redevelopment properties consisting of 109 retail properties, nine retail redevelopment properties, one office operating property and an associated parking garage. We also owned one development property under construction as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2015.

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

As of January 1, 2016, we adopted Accounting Standards Update ("ASU") 2015-02, Consolidation: Amendments to the Consolidation Analysis, as required. See the below section entitled "Recently Issued Accounting Pronouncements" for further details. The Operating Partnership accounts for properties that are owned by joint ventures in accordance with the consolidation guidance.  The Operating Partnership evaluates each joint venture and determines first whether to follow the VIE or the voting interest entity ("VOE") model. Once the appropriate consolidation model is identified, the Operating Partnership then evaluates whether it should consolidate the joint venture. Under the VIE model, the Operating Partnership consolidates an entity when it has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the VOE model, the Operating Partnership consolidates an entity when (i) it controls the entity through ownership of a majority voting interest if the entity is not a limited partnership or (ii) it controls the entity through its ability to remove the other partners or owners in the entity, at its discretion, when the entity is a limited partnership.

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  We also periodically reassess primary beneficiary status of the VIE.  Prior to the adoption of ASC 2015-02, we treated one of our consolidated joint ventures as a VIE. As a result of the adoption of ASC 2015-02, we concluded that two additional previously-consolidated joint ventures of the Operating Partnership were VIEs as the partners do not have substantive participating rights and we were the primary beneficiary. As a result, as of June 30, 2016, we owned investments in three joint ventures that are VIEs in which we are the primary beneficiary.  As of this date, these VIEs had total debt of $238.8 million, which is secured by assets of the VIEs totaling $497.5 million.  The Operating Partnership guarantees the debt of these VIEs. These conclusions did not impact the Company's financial position or results of operations.

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

Operating Partnership

The allocated share of income and loss, other than the operations of our taxable REIT subsidiary, is included in the income tax returns of the Operating Partnership's partners. Accordingly, the only federal income taxes included in the accompanying consolidated financial statements are in connection with the Operating Partnership's taxable REIT subsidiary.

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
Noncontrolling interests balance January 1	$773	$3,364
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	118	58
Distributions to noncontrolling interests	(193)	(58)
Acquisition of partner's interest in Beacon Hill	—	(2,353)
Noncontrolling interests balance at June 30	$698	$1,011

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At June 30, 2016 and December 31, 2015, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after preferred dividends and noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three and six months ended June 30, 2016 and 2015, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Parent Company’s weighted average basic interest in Operating Partnership	97.7%	98.0%	97.7%	98.0%
Limited partners' weighted average basic interests in Operating Partnership	2.3%	2.0%	2.3%	2.0%

At June 30, 2016 and December 31, 2015, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3% and 97.8% and 2.2%, respectively.

Concurrent with the Parent Company’s initial public offering and related formation transactions, certain individuals received Limited Partner Units of the Operating Partnership in exchange for their interests in certain properties. The limited partners were granted the right to redeem Limited Partner Units on or after August 16, 2005 for cash or, at the Parent Company's election, common shares of the Parent Company in an amount equal to the market value of an equivalent number of common shares of the Parent Company at the time of redemption. Such common shares must be registered, which is not fully in the Parent Company’s control. Therefore, the limited partners’ interest is not reflected in permanent equity. The Parent Company also has the right to redeem the Limited Partner Units directly from the limited partner in exchange for either cash in the amount specified above or a number of its common shares equal to the number of Limited Partner Units being redeemed. For the six months ended June 30, 2016 and 2015, respectively, 4,000 and 5,000 Limited Partner Units were exchanged for the same number of common shares of the Parent Company.

There were 1,943,840 and 1,901,278 Limited Partner Units outstanding as of June 30, 2016 and December 31, 2015, respectively. The increase in Limited Partner Units outstanding from December 31, 2015 is due primarily to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

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

On February 13, 2015, we acquired our partner’s redeemable interest in the City Center operating property for $34.0 million and other non-redeemable rights and interests held by our partner for $0.4 million. We funded this acquisition in part with a $30 million draw on our unsecured revolving credit facility and the remainder in Limited Partner Units in the Operating Partnership. As a result of this transaction, our guarantee of a $26.6 million loan on behalf of LC White Plains Retail, LLC and LC White Plains Recreation, LLC was terminated.

We classify redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of June 30, 2016 and December 31, 2015, the redemption amounts of these interests did not exceed the fair value of each interest.  As of June 30, 2016 and December 31, 2015, the redemption value of the redeemable noncontrolling interests exceeded the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
Redeemable noncontrolling interests balance January 1	$92,315	$125,082
Acquisition of partner's interest in City Center operating property	—	(33,998)
Net income allocable to redeemable noncontrolling interests	853	1,133
Distributions declared to redeemable noncontrolling interests	(1,983)	(1,912)
Other, net, including adjustments to redemption value	8,994	(2,192)
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at June 30	$100,179	$88,113

Limited partners' interests in Operating Partnership	$55,743	$47,321
Other redeemable noncontrolling interests in certain subsidiaries	44,436	40,792
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at June 30	$100,179	$88,113

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2015 have been reclassified to conform to the 2016 consolidated financial statement presentation.  The reclassifications had no impact on net income previously reported.

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

Under this standard, entities will now generally recognize the sale, and any associated gain or loss, of a real estate property when control of the property transfers, as long as collectability of the consideration is probable. The new standard also amends ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 340-40, incremental costs of obtaining a contract are recognized as an asset if the entity expects to recover them. Other costs related to originating a revenue transaction, such as salary expense, that is based on other qualitative or quantitative metrics likely do not meet the criteria for capitalization because they are not directly related to obtaining a contract. Upon adoption of the new standard, we expect an increase in General, administrative, and other expense on our consolidated statement of operations and a decrease in amortization expense. We are currently evaluating the impact adopting the new accounting standard and the transition method of such adoption will have on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 is effective for annual and interim reporting periods beginning on or after December 15, 2015. We adopted ASU 2015-03 retrospectively in the first quarter of 2016. As a result of the retrospective adoption, we reclassified unamortized deferred financing costs of $9.6 million as of December 31, 2015, from deferred costs and intangibles, net to a reduction in mortgage and other indebtedness, net on our consolidated balance sheets. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on our consolidated financial statements.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units under our Outperformance Plan; potential settlement of redeemable noncontrolling interests in certain joint ventures; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share because the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the six months ended June 30, 2016 and 2015 were 1.9 million and 1.7 million, respectively.

Approximately 0.2 million and 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit because their impact was not dilutive for the three and six months ended June 30, 2016 and 2015, respectively. Due to the net loss allocable to common shareholders and Common Unit holders for the three and six months ended June 30, 2016, no securities had a dilutive impact for these periods.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
	Principal	Unamortized Net Premiums	Unamortized Deferred Financing Costs[1]	Total
Senior unsecured notes	$250,000	$—	$(2,657)	$247,343
Unsecured revolving credit facility	—	—	(1,398)	(1,398)
Unsecured term loans	600,000	—	(2,641)	597,359
Notes payable secured by properties under construction - variable rate	132,776	—	(61)	132,715
Mortgage notes payable - fixed rate	693,835	14,394	(1,224)	707,005
Mortgage notes payable - variable rate	57,903	—	(440)	57,463
Total mortgage and other indebtedness	$1,734,514	$14,394	$(8,421)	$1,740,487

	As of December 31, 2015
	Principal	Unamortized Net Premiums	Unamortized Deferred Financing Costs[1]	Total
Senior unsecured notes	$250,000	$—	$(2,755)	$247,245
Unsecured revolving credit facility	20,000	—	(1,727)	18,273
Unsecured term loans	500,000	—	(2,985)	497,015
Notes payable secured by properties under construction - variable rate	132,776	—	(133)	132,643
Mortgage notes payable - fixed rate	756,494	16,521	(1,555)	771,460
Mortgage notes payable - variable rate	58,268	—	(455)	57,813
Total mortgage and other indebtedness	$1,717,538	$16,521	$(9,610)	$1,724,449

____________________
1
Effective March 31, 2016, we adopted ASC 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of deferred financing costs on the consolidated balance sheets. This guidance was adopted retrospectively and all prior periods have been adjusted to reflect this change in accounting principle.

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of June 30, 2016, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (Years)
Fixed rate debt[1]	$1,588,837	91%	4.05%	5.1
Variable rate debt	145,677	9%	2.09%	3.8
Net debt premiums and issuance costs, net	5,973	N/A	N/A	N/A
Total	$1,740,487	100%	3.89%	5.0

____________________
1
Calculations on fixed rate debt include the portion of variable rate debt that has been hedged; therefore, calculations on variable rate debt exclude the portion of variable rate debt that has been hedged. $645 million in variable rate debt is hedged for a weighted average 2.3 years.

Mortgage and construction loans are collateralized by certain real estate properties and leases.  Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2030.

Variable interest rates on mortgage and construction loans are based on LIBOR plus spreads ranging from 145 to 225 basis points.  At June 30, 2016, the one-month LIBOR interest rate was 0.47%.  Fixed interest rates on mortgage loans range from 3.78% to 6.78%.

Seven-Year Unsecured Term Loan

On June 29, 2016, we drew the remaining $100 million on our $200 million seven-year unsecured term loan and used the proceeds to pay down the unsecured revolving credit facility. We had $200 million outstanding on our seven-year unsecured term loan as of June 30, 2016.

Unsecured Revolving Credit Facility and Unsecured Term Loan

We have an unsecured revolving credit facility with a total commitment of $500 million, and a $400 million unsecured term loan, which is in addition to our $200 million seven-year unsecured term loan described above. As of June 30, 2016, we did not have any outstanding borrowings under the unsecured revolving credit facility and $600 million was outstanding under our unsecured term loans.  Additionally, we had letters of credit outstanding which totaled $13.4 million, against which no amounts were advanced as of June 30, 2016.

The amount that we may borrow under our unsecured revolving credit facility is limited by the value of the assets in our unencumbered asset pool.  As of June 30, 2016, the value of the assets in our unencumbered asset pool was $384.3 million. Taking into account outstanding borrowings and letters of credit, we had $370.9 million available under our unsecured revolving credit facility for future borrowings as of June 30, 2016.

Our ability to borrow under the unsecured revolving credit facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of June 30, 2016, we were in compliance with all such covenants.

Other Debt Activity

For the six months ended June 30, 2016, we had total new borrowings of $179.0 million and total repayments of $160.6 million.  The major components of this activity were as follows:

•
In the first six months of 2016, we retired the $16.3 million loan secured by our Cool Creek Commons operating property, the $23.6 million loan secured by our Sunland Towne Centre operating property and the $20.3 million loan secured by our Mullins Crossing operating property;

•
We borrowed $79.0 million on the unsecured revolving credit facility to fund the above retirements of secured debt and for general business purposes and $100 million on the seven-year unsecured term loan to pay down the unsecured revolving credit facility; and

•	We made scheduled principal payments on indebtedness totaling $3.0 million in the first six months of 2016.

See Note 13 for indebtedness transactions occurring subsequent to June 30, 2016.

Fair Value of Fixed and Variable Rate Debt

As of June 30, 2016, the estimated fair value of our fixed rate debt, was $1.1 billion compared to the book value of $0.9 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 3.78% to 6.78%.  As of June 30, 2016, the fair value of variable rate debt was $824.9 million compared to the book value of $790.7 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 1.92% to 2.72%.

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

As of June 30, 2016, we were party to various cash flow hedge agreements with notional amounts totaling $648.3 million.  These hedge agreements effectively fix the interest rate underlying certain variable rate debt instruments over terms ranging from 2016 through 2021.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 2.96%.

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

 We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of June 30, 2016 and December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

As of June 30, 2016 the estimated fair value of our interest rate hedges was a liability of $14.2 million, including accrued interest of $0.3 million.  As of June 30, 2016, $14.2 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2015 the estimated fair value of our interest rate hedges was a net liability of $4.8 million, including accrued interest of $0.4 million.  As of December 31, 2015, $0.2 million is reflected in prepaid and other assets and $5.0 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the six months ended June 30, 2016 and 2015, $2.1 million and $2.7 million, respectively, were reclassified as a reduction to earnings. As the interest payments on our hedges are made over the next 12 months, we estimate the impact to interest expense to be $4.8 million.

Our share of net unrealized gains and losses on our interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.2875 for the second quarter of 2016 to common shareholders and Common Unit holders of record as of July 7, 2016. The distribution was paid on July 14, 2016.

Outperformance Plan

In January 2016, the Compensation Committee of our Board of Trustees adopted the 2016 Outperformance Program for members of executive management and certain other employees, pursuant to which participants are eligible to earn profits interests ("LTIP Units") in the Operating Partnership based on the achievement of certain performance criteria related to the Company’s common shares. Participants in the 2016 Outperformance Plan were awarded the right to earn, in the aggregate, up to $6 million of share-settled awards (the “bonus pool”) if, and only to the extent of which, performance measures based on our total shareholder return (“TSR”) are achieved for the three-year period beginning January 4, 2016 and ending December 31, 2018.  Awarded interests not earned based on the TSR measures are forfeited.

If the TSR performance measures are achieved at the end of the three-year performance period, participants will receive their percentage interest in the bonus pool as LTIP Units in the Operating Partnership. Such LTIP Units vest over an additional two-year service period.  The compensation cost of the 2016 Outperformance Plan was fixed as of the grant date and was recognized regardless of whether the LTIP Units are ultimately earned or if the service requirement is met.

Restricted Award Grants

In February 2016, a total of 103,685 restricted awards were granted to members of executive management and certain other employees. The restricted awards will vest ratably over periods ranging from three to five years.

Performance Awards

In February 2016, the Compensation Committee awarded each of four executive officers a three-year performance award in the form of restricted performance share units ("PSUs").  These PSUs may be earned over a three-year performance period from January 1, 2016 to December 31, 2018.  The performance criteria are based on the relative total shareholder return achieved by the Company measured against a peer group over the three-year measurement period.  Any PSUs earned at the end of the three-year period will be fully vested at that date.  The total number of PSUs issued to the executive officers was based on a target value of $1.0 million but may be earned in a range from 0% to 200% of the target value depending on our TSR over the measurement period in relation to the peer group.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At June 30, 2016 and December 31, 2015, deferred costs consisted of the following:

	June 30, 2016	December 31, 2015
Acquired lease intangible assets	$128,656	$138,796
Deferred leasing costs and other	60,802	55,332
	189,458	194,128
Less—accumulated amortization	(52,257)	(45,854)
Total	$137,201	$148,274

The accompanying consolidated statements of operations include amortization expense as follows:

	Six Months Ended June 30,
	2016	2015
Amortization of deferred leasing costs, lease intangibles and other	$13,242	$11,625
Amortization of above market lease intangibles	3,796	2,976

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

At June 30, 2016 and December 31, 2015, deferred revenue and other liabilities consisted of the following:

	June 30, 2016	December 31, 2015
Unamortized in-place lease liabilities	$104,946	$112,405
Retainage payables and other	5,835	5,636
Assumed earnout liability (Note 9)	1,380	1,380
Tenant rent payments received in advance	10,508	12,138
Total	$122,669	$131,559

The amortization of below market lease intangibles was $7.0 million and $4.5 million for the six months ended June 30, 2016 and 2015, respectively. The amortization of below market lease intangibles is included as an increase to revenue.

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

As of June 30, 2016, we had outstanding letters of credit totaling $13.4 million.  At that date, there were no amounts advanced against these instruments.

Previously Assumed Earnout Liability

We are a party to an earnout arrangement with the former seller of one of our operating properties, whereby we are required to pay the seller additional consideration based on whether the seller satisfied certain post-sale obligations. The estimated potential earnout liability was $1.4 million at both June 30, 2016 and December 31, 2015. Any difference between our estimate and the actual earnout amount paid would impact earnings and be reflected in the consolidated statements of operations in the period the settlement is determined.

Note 10. Disposals of Operating Properties

During the three months ended June 30, 2016, we sold our Shops at Otty operating property in Portland, Oregon for a net gain of $0.2 million. In the fourth quarter of 2015, we wrote off the book value of this property and recorded a non-cash impairment charge of $1.6 million, as the estimated undiscounted cash flows over the remaining holding period did not exceed the carrying value of the asset.

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

Note 11. Acquisitions and Transaction Costs

During the three months ended June 30, 2016, we incurred $2.8 million of terminated transaction costs. We record transaction costs as they are incurred, regardless of whether the transaction is ultimately completed or terminated. Transaction costs generally consist of legal, lender, due diligence, and other professional expenses.

In 2015, we acquired four operating properties for total consideration of $185.8 million, including the assumption of an $18.3 million loan, which are summarized below:

Property Name	MSA	Acquisition Date	Owned GLA
Colleyville Downs	Dallas, TX	April 2015	191,126
Belle Isle Station	Oklahoma City, OK	May 2015	164,362
Livingston Shopping Center	New York - Newark	July 2015	139,657
Chapel Hill Shopping Center	Fort Worth / Dallas, TX	August 2015	126,755

Note 12. Gain on Settlement

In June 2015, we received $4.75 million to settle a dispute related to eminent domain and related damages at one of our operating properties. The settlement agreement did not restrict our use of the proceeds. These proceeds, net of certain costs, are included in gain on settlement within the statement of operations. We used the net proceeds to pay down the secured loan at this operating property.

Note 13. Subsequent Events

Retirement of Secured Debt

On July 11, 2016, we retired the $16.5 million loan secured by our Pine Ridge Crossing operating property and the $9.9 million loan secured by our Riverchase Plaza operating property using a draw on our unsecured revolving credit facility.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On July 28, 2016, the Operating Partnership entered into an amended and restated credit agreement (the “amended credit agreement”) with respect to our $500 million unsecured revolving credit facility and our $400 million unsecured term loan as well as an amendment of our $200 million seven-year unsecured term loan. These refinancings generally improve our leverage ratio calculation, lower our interest rate and extend the overall term of debt maturities, as further described below.

Pursuant to the amended credit agreement, our unsecured revolving credit facility has a new scheduled maturity date of July 28, 2020 (compared to July 1, 2018 under the prior credit agreement), which maturity date may be extended for up to two additional periods of six months at the Operating Partnership’s option subject to certain conditions. The prior credit agreement provided for a $400 million term loan with a maturity date of July 1, 2019. Under the amended credit agreement, $200 million of the $400 million term loan will maintain the same scheduled maturity date of July 1, 2019, as provided under the prior credit agreement (“Term Loan A”), which maturity date may be extended for one additional period of six months at the Operating Partnership’s option subject to certain conditions, and $200 million will be extended and have a new scheduled maturity date of July 28, 2021 (“Term Loan B”) (compared to July 1, 2019 under the prior credit agreement).

The Operating Partnership has the option to increase the unsecured revolving credit facility to $1 billion upon the Operating Partnership’s request, subject to certain conditions, including obtaining commitments from any one or more lenders.  The Operating Partnership also has the option to increase Term Loan B to provide for an additional $200 million in term loans upon the Operating Partnership’s request, subject to certain conditions, including obtaining commitments from any one or more lenders.

Unless the Operating Partnership elects to use its credit rating as the basis for determining its interest rate under the amended credit agreement, (i) borrowings under the amended credit agreement with respect to the unsecured revolving credit facility will bear interest at a rate of LIBOR plus an applicable margin of 135 to 195 basis points (compared to 140 to 200 basis points under the prior credit agreement), (ii) borrowings under the amended credit agreement with respect to Term Loan A will bear interest at a rate of LIBOR plus an applicable margin of 135 to 190 basis points (which is the same as under the prior credit agreement), and (iii) borrowings under the amended credit agreement with respect to Term Loan B will bear interest at a rate of LIBOR plus an applicable margin of 130 to 190 basis points (compared to 135 to 190 basis points under the prior credit agreement), in each case depending on the Operating Partnership’s leverage ratio and subject to certain exceptions.

In the event that the Operating Partnership elects to use its investment grade credit rating as the basis for determining the interest rate under the amended credit agreement, the applicable margin will be determined by such credit rating rather than the Operating Partnership’s leverage ratio.  In such event, (i) borrowings under the amended credit agreement with respect to the unsecured revolving credit facility will bear interest at a rate of LIBOR plus an applicable margin of 85 to 155 basis points (compared to 87.5 to 170 basis points under the prior credit agreement), (ii)  borrowings under the amended credit agreement with respect to Term Loan A will bear interest at a rate of LIBOR plus an applicable margin of 95 to 190 basis points (which is the same as under the prior credit agreement), and (iii) borrowings under the amended credit agreement with respect to Term Loan B will bear interest at a rate of LIBOR plus an applicable margin of 90 to 175 basis points (compared to 95 to 190 basis points under the prior credit agreement), in each case depending on the Operating Partnership’s credit rating and subject to certain exceptions.

Unless the Operating Partnership elects to use its credit rating as the basis for determining its interest rate under the amended credit agreement, the Operating Partnership is required to pay a quarterly facility fee on the unsecured revolving credit facility in an amount equal to the aggregate amount of the unsecured revolving credit facility multiplied by an applicable margin, which varies from 15 to 25 basis points (which is the same as under the prior credit agreement) depending on the amount of unsecured revolving credit facility borrowings under the amended credit agreement. If the Operating Partnership elects to use its credit rating as the basis for determining its interest rate under the amended credit agreement, an unused commitment fee of 12.5 to 30 basis points (compared to 12.5 to 25 basis points under the prior credit agreement), depending on the Operating Partnership’s credit rating, accrues on unused portions of the unsecured revolving credit facility commitments under the amended credit agreement.

The amended credit agreement and the amendment of our seven-year unsecured term loan also improve our leverage ratio calculation by changing the definition of capitalization rate to six and three-fourths percent (6.75%) from seven percent (7%), which increases the Operating Partnership’s total asset value as calculated under the amended credit agreement.

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

•	financing risks, including the availability of and costs associated with sources of liquidity;

•	our ability to refinance, or extend the maturity dates of, our indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant bankruptcies;

•	the competitive environment in which we operate;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	our ability to maintain our status as a real estate investment trust for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property we own;

•	risks related to the geographical concentration of our properties in Florida, Indiana and Texas;

•	insurance costs and coverage;

•	risks related to cybersecurity attacks and the loss of confidential information and other business disruptions;

•	other factors affecting the real estate industry generally; and

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

Our Business and Properties

Kite Realty Group Trust is a publicly-held real estate investment trust which, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality neighborhood and community shopping centers in selected markets in the United States.  We derive revenues primarily from activities associated with the collection of contractual rents and reimbursement payments from tenants at our properties.  Our operating results therefore depend materially on the ability of our tenants to make required lease payments, the health and resilience of the United States retail sector, interest rate volatility, job growth and overall economic and real estate market conditions.

At June 30, 2016, we owned interests in 120 operating and redevelopment properties consisting of 109 retail properties, nine retail redevelopment properties, one office operating property and an associated parking garage. We also owned one development property under construction as of this date.

At June 30, 2015, we owned interests in 119 operating and redevelopment properties consisting of 113 retail properties, four retail redevelopment properties, one office operating property and an associated parking garage. We also owned three development properties under construction as of this date.

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

Holly Springs Towne Center – Phase II near Raleigh, North Carolina – This property was substantially completed in June 2016 and transitioned to the operating portfolio. The only remaining anchor not opened as of June 30, 2016, Carmike Theatres, has taken possession of its space and is expected to open in the fall of 2016. Carmike Theatres will join anchors DSW and Bed Bath & Beyond, which opened in March 2016 and December 2015, respectively.

Tamiami Crossing in Naples, Florida – Ulta, Michaels, and Petsmart all opened in June 2016 and joined Stein Mart and Marshalls, which opened in March 2016. The remaining anchor, Ross Dress for Less, opened in July 2016, bringing the occupancy to 100%. We transitioned Tamiami Crossing to the operating portfolio in the current quarter.

Under Construction Redevelopment, Reposition, and Repurpose Projects. The Company’s Redevelopment, Reposition and Repurpose (“3-R”) initiative continued to progress during the second quarter of 2016. Identified 3-R opportunities totaled approximately $90 million to $110 million across the portfolio with an average targeted incremental return of approximately 9% to 11%.

We commenced construction on three additional Redevelopment, Repurpose and Reposition (“3-R”) projects, for a total of eight projects in process. These eight projects have an estimated incremental return averaging approximately 9% to 11% and aggregate costs for all of these projects are expected to range between $40.5 million and $47.0 million.

Operational Activities

During the second quarter of 2016, we executed new and renewal leases on 98 individual spaces totaling 423,346 square feet.  New leases were signed on 45 individual spaces for 125,804 square feet of GLA, while renewal leases were signed on 53 individual spaces for 297,542 square feet of GLA.

For comparable signed leases, which are defined as leases signed for which there was a former tenant within the last 12 months, we achieved a blended rent spread of 9.4% while incurring $6.50 per square foot of incremental capital improvement costs. The average rents for the 18 new comparable leases signed on individual spaces in the second quarter of 2016 were $19.98 per square foot compared to average expiring rents of $16.72 per square foot in that quarter. The average rents for the 53 renewals signed on individual spaces in the second quarter of 2016 were $14.87 per square foot compared to average expiring rents of $13.93 per square foot in that quarter.

Results of Operations

The comparability of results of operations for the six months ended June 30, 2016 and 2015 is affected by our development, redevelopment and operating property acquisition and disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of these activities during those periods, which is set forth below.

Property Acquisitions

The following operating properties were acquired between January 1, 2015 and June 30, 2016 and, therefore, our consolidated statements of operations include the results of partial periods for these properties:

Property Name	MSA	Acquisition Date	Owned GLA
Colleyville Downs	Dallas, TX	April 2015	191,126
Belle Isle Station	Oklahoma City, OK	May 2015	164,362
Livingston Shopping Center	New York - Newark	July 2015	139,657
Chapel Hill Shopping Center	Fort Worth / Dallas, TX	August 2015	126,755

Property Dispositions

In 2015 and 2016, we sold the following operating properties:

Property Name	MSA	Disposition Date	Owned GLA
Sale of seven operating properties	Various[1]	March 2015	740,034
Cornelius Gateway	Portland, OR	December 2015	21,326
Four Corner Square	Seattle, WA	December 2015	107,998
Shops at Otty	Portland, OR	June 2016	9,845

____________________
1	Shortly after the merger with Inland Diversified we identified and sold certain properties located in multiple MSAs that were not consistent with the Company's strategic plan.

Development Activities

The following development properties became partially operational at various times from January 1, 2015 through June 30, 2016 :

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA
Holly Springs Towne Center – Phase II	Raleigh, NC	December 2015	119,027
Tamiami Crossing	Naples, FL	March 2016	121,958

____________________
1	Represents the date on which we started receiving rental payments under tenant leases or ground leases at the property or the tenant took possession of the property, whichever was earlier.

Redevelopment Activities

The following properties were under redevelopment at various times during the period from January 1, 2015 through June 30, 2016:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Gainesville Plaza	Gainesville, FL	June 2013	December 2015	162,693
Cool Springs Market	Nashville, TN	July 2015	December 2015	230,948
Courthouse Shadows[2,3]	Naples, FL	June 2013	Pending	8,160
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	93,839
City Center[2]	White Plains, NY	December 2015	Pending	313,139
Fishers Station[2]	Indianapolis, IN	December 2015	Pending	175,290
Beechwood Promenade[2]	Athens, GA	December 2015	Pending	353,970
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Rampart Commons[2]	Las Vegas, NV	March 2016	Pending	81,292
Northdale Promenade[2]	Tampa, FL	March 2016	Pending	179,680
Burnt Store[2]	Punta Gorda, FL	June 2016	Pending	95,787

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	These operating properties have been identified as redevelopment properties and they are not included in the operating portfolio or the same property pool.
3	Our redevelopment plan is to demolish the site to add a large format single tenant ground lease with projected total GLA at the site of 140,710 square feet.

Comparison of Operating Results for the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

The following table reflects our consolidated statements of operations for the three months ended June 30, 2016 and 2015.  The comparability of the periods is impacted by acquisitions, dispositions, and redevelopments previously described.

($ in thousands)	2016	2015	Net change 2015 to 2016
Revenue:
Rental income (including tenant reimbursements)	$85,461	$81,386	$4,075
Other property related revenue	2,114	2,349	(235)
Total revenue	87,575	83,735	3,840
Expenses:
Property operating	11,346	11,801	(455)
Real estate taxes	10,503	9,755	748
General, administrative, and other	4,856	4,566	290
Transaction costs	2,771	302	2,469
Depreciation and amortization	43,841	41,212	2,629
Total expenses	73,317	67,636	5,681
Operating income	14,258	16,099	(1,841)
Interest expense	(15,500)	(13,181)	(2,319)
Income tax expense of taxable REIT subsidiary	(338)	(69)	(269)
Gain on settlement	—	4,520	(4,520)
Other expense, net	(110)	(134)	24
(Loss) income before gain on sale of operating properties	(1,690)	7,235	(8,925)
Gain on sales of operating properties	194	—	194
Consolidated net (loss) income	(1,496)	7,235	(8,731)
Net income attributable to noncontrolling interests	(399)	(508)	109
Net (loss) income attributable to Kite Realty Group Trust	(1,895)	6,727	(8,622)
Dividends on preferred shares	—	(2,114)	2,114
Net (loss) income attributable to common shareholders	$(1,895)	$4,613	$(6,508)

Property operating expense to total revenue ratio	13.0%	14.1%

Rental income (including tenant reimbursements) increased $4.1 million, or 5.0%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$2,667
Development properties that became operational or were partially operational in 2015 and/or 2016	1,266
Properties sold during 2015 and 2016	(739)
Properties under redevelopment during 2015 and/or 2016	99
Properties fully operational during 2015 and 2016 and other	782
Total	$4,075

The net increase of $2.7 million in rental income at properties acquired during 2015 is attributable to the acquisitions of Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarters of 2015. The net decrease of $0.7 million in rental income at properties sold during 2015 and 2016 is due to the sale of two operating properties in December 2015 and one operating property in June 2016. The net increase of $0.8 million in rental income for properties fully operational during 2015 and 2016 is primarily attributable to an increase in rental rates and an improvement in economic occupancy.

The average rents for new comparable leases signed in the second quarter of 2016 were $19.98 per square foot compared to average expiring rents of $16.72 per square foot in that quarter. The average rents for renewals signed in the second quarter of 2016 were $14.87 per square foot compared to average expiring rents of $13.93 per square foot in that quarter. For our full retail operating portfolio, annualized base rent per square foot improved to $15.27 per square foot as of June 30, 2016, up from $15.25 as of June 30, 2015.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue decreased by $0.2 million, as a result of lower gains on sales of undepreciated assets of $0.2 million.

Property operating expenses decreased $0.5 million, or 3.9%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$627
Development properties that became operational or were partially operational in 2015 and/or 2016	190
Properties sold during 2015 and 2016	(175)
Properties under redevelopment during 2015 and/or 2016	(211)
Properties fully operational during 2015 and 2016 and other	(886)
Total	$(455)

The net increase of $0.6 million in property operating expenses at properties acquired during 2015 is attributable to the acquisitions of Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarter of 2015. The net decrease of $0.2 million in property operating expenses at properties sold during 2015 and 2016 is due to the sale of two operating properties in December 2015 and one operating property in June 2016. The net $0.9 million decrease for properties fully operational during 2015 and 2016 is primarily due to a combination of decreases in insurance costs as we leveraged our larger operating platform, trash expense, utility expense, bad debt expense, and general building repair costs at certain properties. None of the individual fluctuations were greater than $0.2 million.

Property operating expenses as a percentage of total revenue for the three months ended June 30, 2016 was 13.0% compared to 14.1%, or a change of approximately $0.1 million, over the same period in the prior year. The decrease was mostly due to an improvement in expense control and an improvement in operating expense recoveries from tenants as a result of higher occupancy rates.

Real estate taxes increased $0.7 million, or 7.7%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$662
Development properties that became operational or were partially operational in 2015 and/or 2016	82
Properties sold during 2015 and 2016	(56)
Properties under redevelopment during 2015 and/or 2016	(49)
Properties fully operational during 2015 and 2016 and other	109
Total	$748

The $0.7 million increase in real estate taxes at properties acquired during 2015 is attributable to the acquisitions of Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarter of 2015. The net $0.1 million increase in real estate taxes for properties fully operational during 2015 and 2016 is due to higher tax assessments at certain operating properties. The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.3 million, or 6.4%. The increase is due primarily to an increase in payroll costs and company overhead expenses of $0.4 million.

Transaction costs increased $2.5 million. We record transaction costs as they are incurred, regardless of whether the transaction is ultimately completed or terminated. Transaction costs generally consist of legal, lender, due diligence, and other professional expenses. The increase between quarters is due primarily to terminated transaction costs of $2.8 million for the three months ended June 30, 2016.

Depreciation and amortization expense increased $2.6 million, or 6.4%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$1,256
Development properties that became operational or were partially operational in 2015 and/or 2016	578
Properties sold during 2015 and 2016	(404)
Properties under redevelopment during 2015 and/or 2016	102
Properties fully operational during 2015 and 2016 and other	1,097
Total	$2,629

The net increase of $1.3 million in depreciation and amortization expense at properties acquired during 2015 is attributable to the acquisitions of Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarter of 2015. The net decrease of $0.4 million in depreciation and amortization expense at properties sold during 2015 and 2016 is due to the sale of two operating properties in December 2015 and one operating property in June 2016. The net increase of $1.1 million in depreciation at properties fully operational during 2015 and 2016 is primarily due to an increase of $0.7 million in accelerated depreciation and amortization from the demolition of a portion of a building and $0.4 million related to multiple tenants vacating at several operating properties in the second quarter of 2016.

Interest expense increased $2.3 million or 17.6%. The increase is due to securing longer-term fixed rate debt in the second half of 2015 that carried higher interest rates than the variable rate on our unsecured revolving credit facility that was paid down with the proceeds. The increase was also due to certain development projects, including Parkside Town Commons - Phase I and Holly Springs Towne Center - Phase II becoming operational. As a portion of the project becomes operational, we cease capitalization of the related interest expense.

Comparison of Operating Results for the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

The following table reflects our consolidated statements of operations for the six months ended June 30, 2016 and 2015 .  The comparability of the periods is impacted by acquisitions, dispositions, and redevelopments previously described.

($ in thousands)	2016	2015	Net change 2015 to 2016
Revenue:
Rental income (including tenant reimbursements)	$171,079	$165,481	$5,598
Other property related revenue	5,046	5,083	(37)
Total revenue	176,125	170,564	5,561
Expenses:
Property operating	23,538	24,525	(987)
Real estate taxes	21,637	19,777	1,860
General, administrative, and other	10,147	9,572	575
Transaction costs	2,771	461	2,310
Depreciation and amortization	86,082	81,648	4,434
Total expenses	144,175	135,983	8,192
Operating income	31,950	34,581	(2,631)
Interest expense	(30,825)	(27,114)	(3,711)
Income tax expense of taxable REIT subsidiary	(748)	(124)	(624)
Gain on settlement	—	4,520	(4,520)
Other expense, net	(94)	(130)	36
Income before gain on sale of operating properties	283	11,733	(11,450)
Gain on sales of operating properties	194	3,363	(3,169)
Consolidated net income	477	15,096	(14,619)
Net income attributable to noncontrolling interests	(971)	(1,191)	220
Net (loss) income attributable to Kite Realty Group Trust	(494)	13,905	(14,399)
Dividends on preferred shares	—	(4,228)	4,228
Net (loss) income attributable to common shareholders	$(494)	$9,677	$(10,171)

Property operating expense to total revenue ratio	13.4%	14.4%

Rental income (including tenant reimbursements) increased $5.6 million, or 3.4%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$6,712
Development properties that became operational or were partially operational in 2015 and/or 2016	2,410
Properties sold during 2015 and 2016	(4,385)
Properties under redevelopment during 2015 and/or 2016	(663)
Properties fully operational during 2015 and 2016 and other	1,524
Total	$5,598

The net increase of $6.7 million in rental income at properties acquired during 2015 is attributable to the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarters of 2015. The net decrease of $4.4 million in rental income at properties sold during 2015 and 2016 is due to the sale of seven operating properties in March 2015, two operating properties in December 2015, and one operating property in June 2016. The net increase of $1.5 million in rental income for properties fully operational during 2015 and 2016 is primarily attributable to an increase in rental rates, an improvement in economic occupancy, and an increase in expense recoveries through year end reconciliations of common area maintenance, insurance and real estate tax expense.

The average rents for new comparable leases signed in the first six months of 2016 were $20.62 per square foot compared to average expiring rents of $17.80 per square foot in that period. The average rents for renewals signed in the first six months of 2016 were $15.63 per square foot compared to average expiring rents of $14.62 per square foot in that period. Our same property economic occupancy improved to 94.0% as of June 30, 2016 from 93.8% as of June 30, 2015. For our full operating portfolio, annualized base rent per square foot improved to $15.27 per square foot as of June 30, 2016, up from $15.25 as of June 30, 2015.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue decreased by less than $0.1 million, primarily as a result higher gains on sales of undepreciated assets of $1.2 million, partially offset by decreases of $0.8 million in lease termination income, $0.1 million in late fee income, $0.1 million in parking revenue and $0.1 million in overage rent.

Property operating expenses decreased $1.0 million, or 4.0%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$1,439
Development properties that became operational or were partially operational in 2015 and/or 2016	375
Properties sold during 2015 and 2016	(780)
Properties under redevelopment during 2015 and/or 2016	(314)
Properties fully operational during 2015 and 2016 and other	(1,707)
Total	$(987)

The net increase of $1.4 million in property operating expenses at properties acquired during 2015 is attributable to the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarter of 2015. The net decrease of $0.8 million in property operating expenses at properties sold during 2015 and 2016 is due to the sale of seven operating properties in March 2015, two operating properties in December 2015, and one operating property in June 2016. The net $1.7 million decrease for properties fully operational during 2015 and 2016 is primarily due to a combination of a decrease of $0.6 million in general building repair costs at certain properties, $0.4 million in landscaping expense, $0.3 million in utility expense, and $0.3 million in insurance costs as we leveraged our larger operating platform.

Property operating expenses as a percentage of total revenue for the six months ended June 30, 2016 was 13.4% compared to 14.4%, or a change of approximately $0.2 million, over the same period in the prior year. The decrease was mostly due to an improvement in expense control and an improvement in operating expense recoveries from tenants as a result of higher occupancy rates.

Real estate taxes increased $1.9 million, or 9.4%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$1,423
Development properties that became operational or were partially operational in 2015 and/or 2016	137
Properties sold during 2015 and 2016	(427)
Properties under redevelopment during 2015 and/or 2016	(65)
Properties fully operational during 2015 and 2016 and other	792
Total	$1,860

The $1.4 million increase in real estate taxes at properties acquired during 2015 is attributable to the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarter of 2015. The net decrease of $0.4 million in real estate taxes at properties sold during 2015 and 2016 is due to the sale of seven operating properties in March 2015, two operating properties in December 2015, and one operating property in June 2016. The net $0.8 million increase in real estate taxes for properties fully operational during 2015 and 2016 is due to higher tax assessments at certain operating properties. The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.6 million, or 6.0%. The increase is due primarily to a severance charge of $0.5 million in the first quarter of 2016.

Transaction costs increased $2.3 million. We record transaction costs as they are incurred, regardless of whether the transaction is ultimately completed or terminated. Transaction costs generally consist of legal, lender, due diligence, and other professional expenses. The increase is due primarily to terminated transaction costs of $2.8 million for the six months ended June 30, 2016.

Depreciation and amortization expense increased $4.4 million, or 5.4%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$3,647
Development properties that became operational or were partially operational in 2015 and/or 2016	911
Properties sold during 2015 and 2016	(793)
Properties under redevelopment during 2015 and/or 2016	320
Properties fully operational during 2015 and 2016 and other	349
Total	$4,434

The net increase of $3.6 million in depreciation and amortization expense at properties acquired during 2015 is attributable to the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarter of 2015. The net decrease of $0.8 million in depreciation and amortization expense at properties sold during 2015 and 2016 is due to the sale of seven operating properties in March 2015, two operating properties in December 2015, and one operating property in June 2016. The net increase of $0.3 million in depreciation at properties fully operational during 2015 and 2016 is due to an increase in accelerated depreciation and amortization on tenant-specific assets from the demolition of a portion of a building and multiple tenants vacating at several operating properties in the first six months of 2016, compared to the accelerated depreciation and amortization on tenant-specific assets recorded in the same period in 2015.

Interest expense increased $3.7 million or 13.7%. The increase is due to securing longer-term fixed rate debt in the second half of 2015 that carried higher interest rates than the variable rate on our unsecured revolving credit facility. The increase was also due to certain development projects, including Parkside Town Commons - Phase I and Holly Springs Towne Center - Phase II becoming operational. As a portion of the project becomes operational, we cease capitalization of the related interest expense.

We recorded a gain on settlement of $4.5 million for the six months ended June 30, 2015. See additional discussion in Note 12 to the consolidated financial statements.

Same Property Net Operating Income

The Company believes that Net Operating Income ("NOI") is helpful to investors as a measure of its operating performance because it excludes various items included in net income that do not relate to or are not indicative of its operating performance, such as depreciation and amortization, interest expense, and impairment, if any.  The Company believes that Same Property NOI is helpful to investors as a measure of its operating performance because it includes only the NOI of properties that have been owned for the full period presented, which eliminates disparities in net income due to the redevelopment, acquisition or disposition of properties during the particular period presented and thus provides a more consistent metric for the comparison of the Company's properties.  NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of the Company's financial performance. The Company’s computation of Same Property NOI may differ from the methodology for calculating Same Property NOI used by other REITs, and therefore, may not be comparable to such other REITs.

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool twelve months after the acquisition date. A development property is included in the same property pool twelve months after construction is substantially complete, which is typically between six and twelve months after the first date a tenant is open for business. A redevelopment property is included in the same property pool twelve months after the construction of the redevelopment property is substantially complete. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. For the three months ended June 30, 2016, we excluded 11 redevelopment properties from the same property pool that met these criteria and were owned in all periods compared.

The following table reflects same property net operating income (and reconciliation to net income attributable to common shareholders) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2016	2015	% Change	2016	2015	% Change
Number of properties for the quarter[1]	102	102

Leased percentage	95.3%	95.4%		95.3%	95.4%
Economic Occupancy percentage[2]	94.0%	93.8%		94.0%	93.8%

Net operating income - same properties[3]	$52,460	$51,146	2.6%	$104,684	$101,648	3.0%
Net operating income - same properties excluding the impact of the 3-R initiative[5]			3.6%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$52,460	$51,146		$104,684	$101,648
Net operating income - non-same activity[4]	13,266	11,033		26,266	24,614
Other expense, net	(448)	(203)		(842)	(254)
General, administrative and other	(4,856)	(4,566)		(10,147)	(9,572)
Transaction costs	(2,771)	(302)		(2,771)	(461)
Depreciation expense	(43,841)	(41,212)		(86,082)	(81,648)
Interest expense	(15,500)	(13,181)		(30,825)	(27,114)
Gain on settlement	—	4,520		—	4,520
Gains on sales of operating properties	194	—		194	3,363
Net income attributable to noncontrolling interests	(399)	(508)		(971)	(1,191)
Dividends on preferred shares	—	(2,114)		—	(4,228)
Net income attributable to common shareholders	$(1,895)	$4,613		$(494)	$9,677

____________________
1	Same property analysis excludes operating properties in redevelopment as well as office properties (Thirty South Meridian and Eddy Street Commons).
2	Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement during the period.
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

Our same property net operating income increased 2.6% and 3.0% for the three and six months ended June 30, 2016 compared to the same period of the prior year. These increases were primarily due to increases in rental rates and improved expense control and operating expense recovery resulting in an improvement in net recoveries of $0.5 million and $1.2 million for the three and six months ended June 30, 2016.  Excluding the properties in the 3-R initiative, same property net operating income increased 3.6% in the three months ended June 30, 2016.

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

Our Principal Capital Resources

For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 41.  In addition to cash generated from operations, we discuss below our other principal capital resources.

The increased asset base and operating cash flows of the Company have substantially enhanced our liquidity position and reduced our borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.

As of June 30, 2016, we had approximately $370.9 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $37.9 million in cash and cash equivalents as of June 30, 2016.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of June 30, 2016.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of June 30, 2016, we have $218.7 million of secured debt scheduled to mature prior to June 30, 2017, excluding scheduled monthly principal payments. The maturities consist of $132.8 million of construction loans at Parkside Town Commons and Delray Marketplace as well as $85.9 million of securitized debt. The maturity date of the $75.9 million Parkside Town Commons construction loan may be extended for an additional 48 months to November 21, 2020 at the Company’s option subject to certain conditions. We are currently in the process of refinancing both the Parkside Town Commons and Delray Marketplace construction loans that are due in November 2016. On July 11, 2016, we retired $26.4 million of secured debt at our Pine Ridge Crossing and Riverchase Plaza operating properties.

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

In June 2016, our Board of Trustees declared a cash distribution of $0.2875 per common share and Common Unit for the second quarter of 2016. This distribution was paid on July 14, 2016 to common shareholders and Common Unit holders of record as of July 7, 2016. Future distributions are at the discretion of the Board of Trustees.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the six months ended June 30, 2016, we incurred $0.5 million of costs for recurring capital expenditures on operating properties and also incurred $5.2 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $9 million to $11 million of additional major tenant improvements and renovation costs within the next twelve months at a number of our operating properties, excluding those properties in our "3-R" initiative.

We currently have eight properties that are considered under construction as part of our redevelopment, reposition and repurpose initiative. Total estimated costs of these properties are expected to be in the range of $40.5 million and $47 million.

As of June 30, 2016, we had one development project under construction.  The total estimated cost of this project is approximately $83.5 million, of which $80.1 million had been incurred as of June 30, 2016.  We currently anticipate incurring the majority of the remaining $3.4 million of costs over the next six months.  We believe we currently have sufficient financing in place to fund the project and expect to do so primarily through an existing construction loan or borrowings on our unsecured revolving credit facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment, Reposition, Repurpose Opportunities. We are currently evaluating additional redevelopment, repositioning, and repurposing of several other operating properties and part of our "3-R" initiative. Total estimated costs of these properties are expected to be in the range of $90 million and $110 million. We believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations and borrowings on our unsecured revolving credit facility.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital.  It is unlikely that we would have sufficient funds on hand to meet these long-term capital requirements.  We would have to satisfy these needs through additional borrowings, sales of common or preferred shares, issuance of Operating Partnership units, cash generated through property dispositions or future property acquisitions and/or participation in joint venture arrangements.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements.  We evaluate all future opportunities against pre-established criteria including, but not limited to, location, demographics, expected return, tenant credit quality, tenant relationships, and amount of existing retail space.  Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions.

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the six months ended June 30, 2016 and on a cumulative basis since the project’s inception:

	Year to Date –	Cumulative –
($ in thousands)	June 30, 2016	June 30, 2016
Developments	$2,315	$80,116
Redevelopments	8,634	N/A
Recently completed developments/redevelopments[1]	23,229	N/A
Miscellaneous other activity, net	4,323	N/A
Recurring operating capital expenditures (primarily tenant improvement payments)	5,722	N/A
Total	$44,223	$80,116

____________________
1	This classification includes Tamiami Crossing, Holly Springs Towne Center – Phase I and Phase II, Bolton Plaza, Gainesville Plaza, and Cool Springs .

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively.

Debt Maturities

The table below presents scheduled principal repayments (including scheduled monthly principal payments) on mortgage and other indebtedness as of June 30, 2016:

($ in thousands)	Scheduled Principal Payments	Term Maturity[1]	Total
2016	$2,487	$201,196	$203,683
2017	5,103	17,026	22,129
2018	5,335	62,584	67,919
2019	5,255	—	5,255
2020	5,200	442,339	447,539
Thereafter	12,196	975,793	987,989
	$35,576	$1,698,938	$1,734,514
Unamortized net debt premiums and issuance costs, net			5,973
Total			$1,740,487

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

Impact of Changes in Credit Ratings on Our Liquidity

In 2014, we were assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of June 30, 2016.

The ratings could change based upon, among other things, the impact that prevailing economic conditions may have on our results of operations and financial condition. A reduction in our credit rating by one or both rating agencies could also adversely affect our access to funding sources, the cost and other terms of future financing, as well as our overall financial condition, operating results and cash flow.

Cash Flows

As of June 30, 2016, we had cash and cash equivalents on hand of $37.9 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Cash provided by operating activities was $80.9 million for the six months ended June 30, 2016, a decrease of $4.8 million from the same period of 2015.  The decrease was primarily due to timing of the collection of real estate tax reimbursements from non-escrowing tenants in Florida and Indiana, the timing of annual insurance payments and an increase in leasing costs.

Cash used in investing activities was $44.8 million for the six months ended June 30, 2016, as compared to cash used in investing activities of $16.1 million in the same period of 2015.  Highlights of significant cash sources and uses in investing activities are as follows:

•	Net proceeds of $0.1 million related to the sale of Shops at Otty in June 2016, compared to net proceeds of $126.5 million related to the sale of seven operating properties in March 2015;

•	There were no property acquisitions in the first six months of 2016, while there was a net cash outflow of $94.2 million related to acquisitions over the same period in 2015;

•
Decrease in capital expenditures of $3.5 million, in addition to a decrease in construction payables of $4.6 million.  In the first six months of 2016, we substantially completed construction at our Tamiami Crossing and Holly Springs Towne Center - Phase II development properties, and incurred additional construction costs at several of our redevelopment properties.

Cash used in financing activities was $32.1 million for the six months ended June 30, 2016, compared to cash used in financing activities of $43.3 million in the same period of 2015.  Highlights of significant cash sources and uses in financing activities are as follows:

•
In the first six months of 2016, we retired the $16.3 million loan secured by our Cool Creek Commons operating property, the $23.6 million loan secured by our Sunland Towne Centre operating property and the $20.3 million loan secured by our Mullins Crossing operating property using draws on the unsecured revolving credit facility; and

•	Distributions to common shareholders and Common Unit holders of $48.6 million;

Funds From Operations

Funds from Operations (FFO) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (NAREIT), which we refer to as the White Paper. The White Paper defines FFO as net income (determined in accordance with generally accepted accounting principles (GAAP)), excluding gains (or losses) from sales and impairments of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

Considering the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for a severance charge in 2016, transaction costs in 2016 and 2015 and a gain on settlement in 2015. We believe this supplemental information provides a meaningful measure of our operating performance. We believe our presentation of FFO, as adjusted, provides investors with another financial measure that may facilitate comparison of operating performance between periods and among our peer companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

Our calculations of FFO1 (and reconciliation to consolidated net income, as applicable) and FFO, as adjusted for the three and six months ended June 30, 2016 and 2015 (unaudited) are as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated net (loss) income	$(1,496)	$7,235	$477	$15,096
Less: cash dividends on preferred shares	—	(2,114)	—	(4,228)
Less: net income attributable to noncontrolling interests in properties	(461)	(414)	(922)	(1,001)
Less: gains on sales of operating properties	(194)	—	(194)	(3,363)
Add: depreciation and amortization of consolidated entities, net of noncontrolling interests	43,545	41,132	85,599	81,425
Funds From Operations of the Kite Portfolio[1]	41,394	45,839	84,960	87,929
Less: Limited Partners' interests in Funds From Operations	(809)	(924)	(1,790)	(1,731)
Funds From Operations attributable to Kite Realty Group Trust common shareholders[1]	$40,585	$44,915	$83,170	$86,198

Funds From Operations of the Kite Portfolio[1]	$41,394	$45,839	$84,960	$87,929
Less: gain on settlement	—	(4,520)	—	(4,520)
Add: transaction costs	2,771	302	2,771	461
Add: severance charge	—	—	500	—
Funds From Operations of the Kite Portfolio, as adjusted	$44,165	$41,621	$88,231	$83,870

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

Earnings before Interest, Tax, Depreciation, and Amortization

We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense and income tax expense of taxable REIT subsidiary. For informational purposes, we have also provided Adjusted EBITDA, which we define as EBITDA less (i) EBITDA from unconsolidated entities, (ii) transaction costs, (iii) gain on sale of operating property(iv) other income and expense and (v) noncontrolling interest EBITDA. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. Net Debt to EBITDA is our share of net debt divided by Annualized Adjusted EBITDA. EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA, and Net Debt to EBITDA, as calculated by us, are not comparable to EBITDA and EBITDA related measures reported by other REITs that do not define EBITDA exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

Considering the nature of our business as a real estate owner and operator, we believe that EBITDA, Adjusted EBITDA and the ratio of Net Debt to EBITDA are helpful to investors and other interested parties in measuring our operational performance because they exclude various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which items can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided Annualized Adjusted EBITDA, adjusted as described above. We believe this supplemental information provides a meaningful measure of our operating performance and allows investors and other interested parties to form a more meaningful assessment of our operating results.

The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to consolidated net income (the most directly comparable GAAP measure) and a calculation of Net Debt to EBITDA.

($ in thousands)	Three Months Ended June 30, 2016
Consolidated net loss	$(1,496)
Adjustments to net loss
Depreciation and amortization	43,841
Interest expense	15,500
Income tax expense of taxable REIT subsidiary	338
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	58,183
Unconsolidated EBITDA	34
Transaction costs	2,771
Gain on sale of operating property	(194)
Other expense, net	110
Noncontrolling interest	(461)
Adjusted EBITDA	60,443

Annualized Adjusted EBITDA[1]	$241,772

Company share of net debt:
Mortgage and other indebtedness	1,740,487
Less: Partner share of consolidated joint venture debt	(13,745)
Less: Cash, Cash Equivalents, and Restricted Cash	(49,402)
Less: Net debt premiums and issuance costs, net	(5,973)
Company Share of Net Debt	1,671,367
Net Debt to EBITDA	6.9x

____________________
1	Represents Adjusted EBITDA for the three months ended June 30, 2016 (as shown in the table above) multiplied by four.

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

Market Risk Related to Fixed and Variable Rate Debt

We had $1.7 billion of outstanding consolidated indebtedness as of June 30, 2016 (exclusive of net premiums and issuance costs, net of $6.0 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $648.3 million, with maturity dates ranging from 2016 through 2021.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.6 billion (91%) and $0.1 billion (9%), respectively, of our total consolidated indebtedness at June 30, 2016.

As of June 30, 2016, we had $218.7 million of fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this hedged debt.  A 100 basis point change in interest rates on our unhedged variable rate debt as of June 30, 2016 would change our annual cash flow by $1.5 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended June 30, 2016, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended June 30, 2016:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30	—	—	N/A	N/A
May 1 - May 31	6,504	$28.21	—	N/A
June 1 - June 30	—	—	N/A	N/A
Total	6,504

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

KITE REALTY GROUP TRUST

August 1, 2016	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 1, 2016	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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