Form 10-Q
period 2016-09-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2016-11-08
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
The number of Common Shares of Kite Realty Group Trust outstanding as of October 31, 2016 was 83,545,986 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2016 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of September 30, 2016 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

We believe it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. The Parent Company has no material assets or liabilities other than its investment in the Operating Partnership. The Parent Company issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. In addition, the Parent Company currently does not nor does it intend to guarantee any debt of the Operating Partnership. The Operating Partnership has numerous wholly-owned subsidiaries, and it also owns interests in certain joint ventures. These subsidiaries and joint ventures own and operate retail shopping centers and other real estate assets. The Operating Partnership is structured as a partnership with no publicly-traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for General Partner Units, the Operating Partnership generates the capital required by the business through its operations, its placement of indebtedness and the issuance of Limited Partner Units to third parties.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets:
Investment properties, at cost	$3,990,208	$3,933,140
Less: accumulated depreciation	(531,946)	(432,295)
	3,458,262	3,500,845

Cash and cash equivalents	28,793	33,880
Tenant and other receivables, including accrued straight-line rent of $27,875 and $23,809, respectively, net of allowance for uncollectible accounts	50,350	51,101
Restricted cash and escrow deposits	9,585	13,476
Deferred costs and intangibles, net	133,114	148,274
Prepaid and other assets	10,814	8,852
Total Assets	$3,690,918	$3,756,428

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,732,344	$1,724,449
Accounts payable and accrued expenses	93,440	81,356
Deferred revenue and intangibles, net and other liabilities	120,550	131,559
Total Liabilities	1,946,334	1,937,364
Commitments and contingencies	—	—
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	99,478	92,315
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,545,486 and 83,334,865 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	835	833
Additional paid in capital and other	2,049,702	2,050,545
Accumulated other comprehensive loss	(8,738)	(2,145)
Accumulated deficit	(397,391)	(323,257)
Total Kite Realty Group Trust Shareholders' Equity	1,644,408	1,725,976
Noncontrolling Interests	698	773
Total Equity	1,645,106	1,726,749
Total Liabilities and Equity	$3,690,918	$3,756,428

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Minimum rent	$69,518	$66,279	$205,436	$196,656
Tenant reimbursements	17,531	16,787	52,691	51,891
Other property related revenue	2,073	4,081	7,120	9,163
Total revenue	89,122	87,147	265,247	257,710
Expenses:
Property operating	11,916	11,994	35,454	36,519
Real estate taxes	10,690	10,045	32,327	29,821
General, administrative, and other	5,081	4,559	15,228	14,131
Transaction costs	—	1,089	2,771	1,550
Depreciation and amortization	45,543	42,549	131,625	124,196
Total expenses	73,230	70,236	217,405	206,217
Operating income	15,892	16,911	47,842	51,493
Interest expense	(17,139)	(13,881)	(47,964)	(40,995)
Income tax expense of taxable REIT subsidiary	(15)	(9)	(763)	(134)
Gain on settlement	—	—	—	4,520
Other expense, net	—	(60)	(94)	(189)
(Loss) income before gain on sale of operating properties	(1,262)	2,961	(979)	14,695
Gain on sales of operating properties	—	—	194	3,363
Consolidated net (loss) income	(1,262)	2,961	(785)	18,058
Net income attributable to noncontrolling interests	(420)	(435)	(1,391)	(1,626)
Net (loss) income attributable to Kite Realty Group Trust	$(1,682)	$2,526	$(2,176)	$16,432
Dividends on preferred shares	—	(2,114)	—	(6,342)
Net (loss) income attributable to common shareholders	$(1,682)	$412	$(2,176)	$10,090

Net (loss) income per common share - basic & diluted	$(0.02)	$0.00	$(0.03)	$0.12

Weighted average common shares outstanding - basic	83,474,348	83,325,074	83,399,813	83,453,660
Weighted average common shares outstanding - diluted	83,474,348	83,433,379	83,399,813	83,566,554

Common dividends declared per common share	$0.2875	$0.2725	$0.8625	$0.8175

Consolidated net (loss) income	$(1,262)	$2,961	$(785)	$18,058
Change in fair value of derivatives	3,185	(3,436)	(6,747)	(5,153)
Total comprehensive income (loss)	1,923	(475)	(7,532)	12,905
Comprehensive income attributable to noncontrolling interests	(493)	(399)	(1,237)	(1,507)
Comprehensive income (loss) attributable to Kite Realty Group Trust	$1,430	$(874)	$(8,769)	$11,398

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2015	83,334,865	$833	$2,050,545	$(2,145)	$(323,257)	$1,725,976
Stock compensation activity	68,392	1	3,640	—	—	3,641
Issuance of common shares under at-the-market plan, net	137,229	1	3,836	—	—	3,837
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(6,593)	—	(6,593)
Distributions declared to common shareholders	—	—	—	—	(71,958)	(71,958)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(2,176)	(2,176)
Exchange of redeemable noncontrolling interests for common shares	5,000	—	136	—	—	136
Adjustment to redeemable noncontrolling interests	—	—	(8,455)	—	—	(8,455)
Balances, September 30, 2016	83,545,486	$835	$2,049,702	$(8,738)	$(397,391)	$1,644,408

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Consolidated net (loss) income	$(785)	$18,058
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Straight-line rent	(4,318)	(4,408)
Depreciation and amortization	135,369	126,580
Gain on sale of operating properties, net	(194)	(3,363)
Provision for credit losses	1,883	2,984
Compensation expense for equity awards	3,932	3,239
Amortization of debt fair value adjustment	(3,008)	(4,641)
Amortization of in-place lease liabilities, net	(5,822)	(2,148)
Changes in assets and liabilities:
Tenant receivables and other	2,354	1,777
Deferred costs and other assets	(11,846)	(7,310)
Accounts payable, accrued expenses, deferred revenue and other liabilities	3,141	8,056
Payments on assumed earnout liability	—	(2,869)
Net cash provided by operating activities	120,706	135,955
Cash flows from investing activities:
Acquisitions of interests in properties	—	(167,831)
Capital expenditures, net	(68,352)	(69,792)
Net proceeds from sales of operating properties	139	126,460
Collection of note receivable	500	—
Change in construction payables	621	1,005
Net cash used in investing activities	(67,092)	(110,158)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	4,383	—
Purchase of redeemable noncontrolling interests	—	(33,998)
Repurchases of common shares upon the vesting of restricted shares	(1,124)	(964)
Loan proceeds	550,194	640,895
Loan transaction costs	(7,280)	(3,032)
Loan payments and related financing escrows	(531,070)	(553,255)
Distributions paid – common shareholders	(70,650)	(67,191)
Distributions paid - preferred shareholders	—	(6,342)
Distributions paid – redeemable noncontrolling interests	(2,932)	(2,721)
Distributions to noncontrolling interests	(222)	(64)
Net cash used in financing activities	(58,701)	(26,672)
Net change in cash and cash equivalents	(5,087)	(875)
Cash and cash equivalents, beginning of period	33,880	43,826
Cash and cash equivalents, end of period	$28,793	$42,951

Non-cash investing and financing activities
Assumption of mortgages by buyer upon sale of properties	$—	$40,303
Assumption of debt in connection with acquisition of Chapel Hill Shopping Center including debt premiums of $223	—	18,473

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	September 30, 2016	December 31, 2015
Assets:
Investment properties, at cost	$3,990,208	$3,933,140
Less: accumulated depreciation	(531,946)	(432,295)
	3,458,262	3,500,845

Cash and cash equivalents	28,793	33,880
Tenant and other receivables, including accrued straight-line rent of $27,875 and $23,809, respectively, net of allowance for uncollectible accounts	50,350	51,101
Restricted cash and escrow deposits	9,585	13,476
Deferred costs and intangibles, net	133,114	148,274
Prepaid and other assets	10,814	8,852
Total Assets	$3,690,918	$3,756,428

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,732,344	$1,724,449
Accounts payable and accrued expenses	93,440	81,356
Deferred revenue and intangibles, net and other liabilities	120,550	131,559
Total Liabilities	1,946,334	1,937,364
Commitments and contingencies	—	—
Redeemable Limited Partners’ and other redeemable noncontrolling interests	99,478	92,315
Partners Equity:
Parent Company:
Common equity, 83,545,486 and 83,334,865 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,653,146	1,728,121
Accumulated other comprehensive loss	(8,738)	(2,145)
Total Partners Equity	1,644,408	1,725,976
Noncontrolling Interests	698	773
Total Equity	1,645,106	1,726,749
Total Liabilities and Equity	$3,690,918	$3,756,428

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Minimum rent	$69,518	$66,279	$205,436	$196,656
Tenant reimbursements	17,531	16,787	52,691	51,891
Other property related revenue	2,073	4,081	7,120	9,163
Total revenue	89,122	87,147	265,247	257,710
Expenses:
Property operating	11,916	11,994	35,454	36,519
Real estate taxes	10,690	10,045	32,327	29,821
General, administrative, and other	5,081	4,559	15,228	14,131
Transaction costs	—	1,089	2,771	1,550
Depreciation and amortization	45,543	42,549	131,625	124,196
Total expenses	73,230	70,236	217,405	206,217
Operating income	15,892	16,911	47,842	51,493
Interest expense	(17,139)	(13,881)	(47,964)	(40,995)
Income tax expense of taxable REIT subsidiary	(15)	(9)	(763)	(134)
Gain on settlement	—	—	—	4,520
Other expense, net	—	(60)	(94)	(189)
(Loss) income before gain on sale of operating properties	(1,262)	2,961	(979)	14,695
Gain on sales of operating properties	—	—	194	3,363
Consolidated net (loss) income	(1,262)	2,961	(785)	18,058
Net income attributable to noncontrolling interests	(461)	(410)	(1,443)	(1,411)
Distributions on preferred units	—	(2,114)	—	(6,342)
Net (loss) income attributable to common unitholders	$(1,723)	$437	$(2,228)	$10,305

Allocation of net (loss) income:
Limited Partners	$(41)	$25	$(52)	$215
Parent Company	(1,682)	412	(2,176)	10,090
	$(1,723)	$437	$(2,228)	$10,305

Net (loss) income per unit - basic & diluted	$(0.02)	$0.00	$(0.03)	$0.12

Weighted average common units outstanding - basic	85,417,753	85,238,537	85,336,859	85,214,390
Weighted average common units outstanding - diluted	85,417,753	85,346,842	85,336,859	85,327,283

Distributions declared per common unit	$0.2875	$0.2725	$0.8625	$0.8175

Consolidated net (loss) income	$(1,262)	$2,961	$(785)	$18,058
Change in fair value of derivatives	3,185	(3,436)	(6,747)	(5,153)
Total comprehensive income (loss)	1,923	(475)	(7,532)	12,905
Comprehensive income attributable to noncontrolling interests	(461)	(410)	(1,443)	(1,411)
Comprehensive income (loss) attributable to common unitholders	$1,462	$(885)	$(8,975)	$11,494

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss

Balances, December 31, 2015	$1,728,121	$(2,145)	$1,725,976
Stock compensation activity	3,641	—	3,641
Capital Contribution from the General Partner	3,837	—	3,837
Other comprehensive loss attributable to Parent Company	—	(6,593)	(6,593)
Distributions declared to Parent Company	(71,958)	—	(71,958)
Net loss	(2,176)	—	(2,176)
Conversion of Limited Partner Units to shares of the Parent Company	136	—	136
Adjustment to redeemable noncontrolling interests	(8,455)	—	(8,455)
Balances, September 30, 2016	$1,653,146	$(8,738)	$1,644,408

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Consolidated net (loss) income	$(785)	$18,058
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Straight-line rent	(4,318)	(4,408)
Depreciation and amortization	135,369	126,580
Gain on sale of operating properties, net	(194)	(3,363)
Provision for credit losses	1,883	2,984
Compensation expense for equity awards	3,932	3,239
Amortization of debt fair value adjustment	(3,008)	(4,641)
Amortization of in-place lease liabilities, net	(5,822)	(2,148)
Changes in assets and liabilities:
Tenant receivables and other	2,354	1,777
Deferred costs and other assets	(11,846)	(7,310)
Accounts payable, accrued expenses, deferred revenue and other liabilities	3,141	8,056
Payments on assumed earnout liability	—	(2,869)
Net cash provided by operating activities	120,706	135,955
Cash flows from investing activities:
Acquisitions of interests in properties	—	(167,831)
Capital expenditures, net	(68,352)	(69,792)
Net proceeds from sales of operating properties	139	126,460
Collection of note receivable	500	—
Change in construction payables	621	1,005
Net cash used in investing activities	(67,092)	(110,158)
Cash flows from financing activities:
Contributions from the General Partner	4,383	—
Purchase of redeemable noncontrolling interests	—	(33,998)
Repurchases of common shares upon the vesting of restricted shares	(1,124)	(964)
Loan proceeds	550,194	640,895
Loan transaction costs	(7,280)	(3,032)
Loan payments and related financing escrows	(531,070)	(553,255)
Distributions paid – common unitholders	(70,650)	(67,191)
Distributions paid - preferred unitholders	—	(6,342)
Distributions paid – redeemable noncontrolling interests - subsidiaries	(2,932)	(2,721)
Distributions to noncontrolling interests	(222)	(64)
Net cash used in financing activities	(58,701)	(26,672)
Net change in cash and cash equivalents	(5,087)	(875)
Cash and cash equivalents, beginning of period	33,880	43,826
Cash and cash equivalents, end of period	$28,793	$42,951

Non-cash investing and financing activities
Assumption of mortgages by buyer upon sale of properties	$—	$40,303
Assumption of debt in connection with acquisition of Chapel Hill Shopping Center including debt premiums of $223	—	18,473

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
September 30, 2016
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

The Parent Company is the sole general partner of the Operating Partnership, and as of September 30, 2016 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At September 30, 2016, we owned interests in 120 operating and redevelopment properties consisting of 109 retail properties, nine retail redevelopment properties, one office operating property and an associated parking garage. We also owned one development property under construction as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2015.

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  We also periodically reassess primary beneficiary status of the VIE.  Prior to the adoption of ASC 2015-02, we treated one of our consolidated joint ventures as a VIE. As a result of the adoption of ASC 2015-02, we concluded that two additional previously-consolidated joint ventures of the Operating Partnership were VIEs as the partners did not have substantive participating rights and we were the primary beneficiary. As a result, as of September 30, 2016, we owned investments in three joint ventures that were VIEs in which we were the primary beneficiary.  As of this date, these VIEs had total debt of $237.7 million, which were secured by assets of the VIEs totaling $498.9 million.  The Operating Partnership guarantees the debt of these VIEs. These conclusions did not impact the Company's financial position or results of operations.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
Noncontrolling interests balance January 1	$773	$3,364
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	147	84
Distributions to noncontrolling interests	(222)	(87)
Acquisition of partner's interest in Beacon Hill	—	(2,353)
Noncontrolling interests balance at September 30	$698	$1,008

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At September 30, 2016 and December 31, 2015, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after preferred dividends and noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three and nine months ended September 30, 2016 and 2015, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Parent Company’s weighted average basic interest in Operating Partnership	97.7%	97.8%	97.7%	97.9%
Limited partners' weighted average basic interests in Operating Partnership	2.3%	2.2%	2.3%	2.1%

At September 30, 2016 and December 31, 2015, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3% and 97.8% and 2.2%, respectively.

Concurrent with the Parent Company’s initial public offering and related formation transactions, certain individuals received Limited Partner Units of the Operating Partnership in exchange for their interests in certain properties. The limited partners were granted the right to redeem Limited Partner Units on or after August 16, 2005 for cash or, at the Parent Company's election, common shares of the Parent Company in an amount equal to the market value of an equivalent number of common shares of the Parent Company at the time of redemption. Such common shares must be registered, which is not fully in the Parent Company’s control. Therefore, the limited partners’ interest is not reflected in permanent equity. The Parent Company also has the right to redeem the Limited Partner Units directly from the limited partner in exchange for either cash in the amount specified above or a number of its common shares equal to the number of Limited Partner Units being redeemed. For the nine months ended September 30, 2016 and 2015, respectively, 5,000 and 7,000 Limited Partner Units were exchanged for the same number of common shares of the Parent Company.

There were 1,942,840 and 1,901,278 Limited Partner Units outstanding as of September 30, 2016 and December 31, 2015, respectively. The increase in Limited Partner Units outstanding from December 31, 2015 is due primarily to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

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

We classify redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of September 30, 2016 and December 31, 2015, the redemption amounts of these interests did not exceed the fair value of each interest.  As of September 30, 2016 and December 31, 2015, the redemption value of the redeemable noncontrolling interests exceeded the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
Redeemable noncontrolling interests balance January 1	$92,315	$125,082
Acquisition of partner's interest in City Center operating property	—	(33,998)
Net income allocable to redeemable noncontrolling interests	1,244	1,541
Distributions declared to redeemable noncontrolling interests	(2,973)	(2,810)
Other, net, including adjustments to redemption value	8,892	(2,858)
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at September 30	$99,478	$86,957

Limited partners' interests in Operating Partnership	$55,368	$46,166
Other redeemable noncontrolling interests in certain subsidiaries	44,110	40,791
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at September 30	$99,478	$86,957

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

Under this standard, entities will now generally recognize the sale, and any associated gain or loss, of a real estate property when control of the property transfers, as long as collectability of the consideration is probable. The new standard also amends ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 340-40, incremental costs of obtaining a contract are recognized as an asset if the entity expects to recover them. Other costs related to originating a revenue transaction, such as salary expense, that is based on other qualitative or quantitative metrics likely do not meet the criteria for capitalization because they are not directly related to obtaining a contract. Upon adoption of the new standard, we expect an increase in general, administrative, and other expense and a decrease in amortization expense on our consolidated statement of operations, as well as a decrease in capitalized leasing costs on our consolidated balance sheets. We are currently evaluating the impact adopting the new accounting standard and the transition method of such adoption will have on our consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. ASU 2015-02 makes changes to both the VIE and VOE models, amended the criteria for determining VIEs and eliminated the presumption that a general partner should consolidate a limited partnership. All reporting entities involved with limited partnerships and similar entities were required to re-evaluate whether these entities, including the Operating Partnership, are subject to the VIE or VOE model and whether they qualify for consolidation. We adopted ASU 2015-02 in the first quarter of 2016 and, although we classified two additional consolidated joint ventures of the Operating Partnership as VIEs (for a total of three consolidated VIEs as of March 31, 2016), there was no material effect on our consolidated financial statements.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units under our Outperformance Incentive Compensation Plan; potential settlement of redeemable noncontrolling interests in certain joint ventures; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share because the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the nine months ended September 30, 2016 and 2015 were 1.9 million and 1.8 million, respectively.

Approximately 0.2 million and 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit because their impact was not dilutive for the three and nine months ended September 30, 2016 and 2015, respectively. Due to the net loss allocable to common shareholders and Common Unit holders for the three and nine months ended September 30, 2016, no securities had a dilutive impact for these periods.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
	Principal	Unamortized Net Premiums	Unamortized Deferred Financing Costs	Total
Senior unsecured notes	$550,000	$—	$(6,349)	$543,651
Unsecured revolving credit facility	43,700	—	(2,991)	40,709
Unsecured term loans	400,000	—	(2,309)	397,691
Mortgage notes payable - fixed rate	624,064	13,513	(1,068)	636,509
Mortgage notes payable - variable rate	114,570	—	(786)	113,784
Total mortgage and other indebtedness	$1,732,334	$13,513	$(13,503)	$1,732,344

	As of December 31, 2015
	Principal	Unamortized Net Premiums	Unamortized Deferred Financing Costs	Total
Senior unsecured notes	$250,000	$—	$(2,755)	$247,245
Unsecured revolving credit facility	20,000	—	(1,727)	18,273
Unsecured term loans	500,000	—	(2,985)	497,015
Notes payable secured by properties under construction - variable rate	132,776	—	(133)	132,643
Mortgage notes payable - fixed rate	756,494	16,521	(1,555)	771,460
Mortgage notes payable - variable rate	58,268	—	(455)	57,813
Total mortgage and other indebtedness	$1,717,538	$16,521	$(9,610)	$1,724,449

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of September 30, 2016, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (Years)
Fixed rate debt[1]	$1,648,718	95%	4.13%	6.7
Variable rate debt	83,616	5%	2.03%	5.4
Net debt premiums and issuance costs, net	10	N/A	N/A	N/A
Total	$1,732,344	100%	4.03%	6.6

____________________
1
Fixed rate debt includes, and variable rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of September 30, 2016, $474.7 million in variable rate debt is hedged for a weighted average 2.9 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases.  Mortgage indebtedness is generally due in monthly installments of interest and principal and mature over various terms through 2030.

Variable interest rates on mortgage indebtedness are based on LIBOR plus spreads ranging from 160 to 225 basis points.  At September 30, 2016, the one-month LIBOR interest rate was 0.53%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 6.78%.

Seven-Year Unsecured Term Loan

On June 29, 2016, we drew the remaining $100 million on our $200 million seven-year unsecured term loan and used the proceeds to pay down the unsecured revolving credit facility. We had $200 million outstanding on our seven-year unsecured term loan as of September 30, 2016.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On July 28, 2016, the Operating Partnership entered into an amended and restated credit agreement (the “amended credit agreement”) with respect to our $500 million unsecured revolving credit facility maturing July 28, 2020 (with two six-month extension options), our $200 million unsecured term loan maturing July 1, 2019 ("Term Loan A") and our $200 million unsecured term loan maturing July 28, 2021 ("Term Loan B"). As noted below, we paid off Term Loan A during the quarter with the proceeds from the issuance of our 4.00% Senior Notes due October 1, 2026.

The Operating Partnership has the option to increase the borrowing availability of the unsecured revolving credit facility to $1 billion and, the option to increase Term Loan B to provide for an additional $200 million, in each case subject to certain conditions, including obtaining commitments from any one or more lenders.

Borrowings under the amended credit agreement with respect to (i) the unsecured revolving credit facility bear interest at a rate of LIBOR plus an applicable margin of 135 to 195 basis points, (ii) Term Loan A (prior to its payoff) bore interest at a rate of LIBOR plus an applicable margin of 135 to 190 basis points, and (iii) Term Loan B bear interest at a rate of LIBOR plus an applicable margin of 130 to 190 basis points, in each case depending on the Operating Partnership’s leverage ratio and subject to certain exceptions.

The Operating Partnership is required to pay a quarterly facility fee on the unused portion of the unsecured revolving credit facility ranging from 15 to 25 basis points.

As of September 30, 2016, $43.7 million was outstanding under the unsecured revolving credit facility.  Additionally, we had letters of credit outstanding which totaled $12.2 million, against which no amounts were advanced as of September 30, 2016.

The amount that we may borrow under our unsecured revolving credit facility is limited by the value of the assets in our unencumbered asset pool.  As of September 30, 2016, the value of the assets in our unencumbered asset pool was $413.2 million. Taking into account outstanding borrowings and letters of credit, we had $401 million available under our unsecured revolving credit facility for future borrowings as of September 30, 2016.

Our ability to borrow under the unsecured revolving credit facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of September 30, 2016, we were in compliance with all such covenants.

Senior Unsecured Notes

On September 26, 2016, the Operating Partnership completed a $300 million public offering of 4.00% Senior Notes due October 1, 2026 ("the Notes").  The net proceeds from the issuance of the Notes were utilized to retire the $200 million Term Loan A and retire the $75.9 million construction loan secured by our Parkside Town Commons operating property and to pay down our unsecured revolving credit facility. The Notes contain a number of customary financial and restrictive covenants. As of September 30, 2016, we were in compliance with all such covenants.

Other Debt Activity

For the nine months ended September 30, 2016, we had total new borrowings of $550.2 million and total repayments of $531.1 million.  In addition to the items mentioned above, the remaining components of this activity were as follows:

•
In the first nine months of 2016, we retired the $16.3 million loan secured by our Cool Creek Commons operating property, the $23.6 million loan secured by our Sunland Towne Centre operating property, the $20.3 million loan secured by our Mullins Crossing operating property, the $16.5 million loan secured by our Pine Ridge Crossing operating property, the $9.9 million loan secured by our Riverchase Plaza operating property and the $42.2 million loan secured by our Traders Point operating property;

•	We borrowed $150.2 million on the unsecured revolving credit facility to fund the above retirements of secured debt and for general business purposes;

•	In the third quarter of 2016, we refinanced the $56.9 million construction loan secured by our Delray Marketplace operating property and extended the maturity of the loan to February 2022;

•	In the third quarter of 2016, we incurred $6.5 million of debt issuance costs related to amending the unsecured term loans and completing the issuance of our senior unsecured notes.

•
In the third quarter of 2016, we recorded $1.2 million in non-cash accelerated amortization of debt issuance costs as a result of amending the unsecured revolving credit facility, the unsecured term loans, retiring Term Loan A, retiring the Parkside Town Commons construction loan and refinancing the Delray Marketplace construction loan; and

•	We made scheduled principal payments on indebtedness totaling $4.3 million in the first nine months of 2016.

See Note 13 for indebtedness transactions occurring subsequent to September 30, 2016.

Fair Value of Fixed and Variable Rate Debt

As of September 30, 2016, the estimated fair value of our fixed rate debt was $1.3 billion compared to the book value of $1.2 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.78% to 6.78%.  As of September 30, 2016, the fair value of variable rate debt was $601.1 million compared to the book value of $558.3 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 1.83% to 2.78%.

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

As of September 30, 2016, we were party to various cash flow hedge agreements with notional amounts totaling $474.7 million.  These hedge agreements effectively fix the interest rate underlying certain variable rate debt instruments over terms ranging from 2017 through 2021.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.17%.

In January 2016, we entered into two forward-starting interest rate swaps that effectively fixed the interest rate on $150 million of previously unhedged variable rate debt at 3.208%. The effective date of the swaps was June 30, 2016, and they will expire on July 1, 2021.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of September 30, 2016 and December 31, 2015, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of September 30, 2016, the estimated fair value of our interest rate hedges was a liability of $11.0 million, including accrued interest of $0.4 million.  As of September 30, 2016, $11.0 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2015, the estimated fair value of our interest rate hedges was a net liability of $4.8 million, including accrued interest of $0.4 million.  As of December 31, 2015, $0.2 million was reflected in prepaid and other assets and $5.0 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the nine months ended September 30, 2016 and 2015, $3.5 million and $4.2 million, respectively, were reclassified as a reduction to earnings. As the interest payments on our hedges are made over the next 12 months, we estimate the impact to interest expense to be $3.7 million.

Our share of net unrealized gains and losses on our interest rate hedge agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.2875 for the third quarter of 2016 to common shareholders and Common Unit holders of record as of October 6, 2016. The distribution was paid on October 13, 2016.

Outperformance Plan

In January 2016, the Compensation Committee of our Board of Trustees adopted the 2016 Outperformance Incentive Compensation Plan for members of executive management and certain other employees, pursuant to which participants are eligible to earn profits interests ("LTIP Units") in the Operating Partnership based on the achievement of certain performance criteria related to the Company’s common shares. Participants in the 2016 Outperformance Incentive Compensation Plan were awarded the right to earn, in the aggregate, up to $6 million of share-settled awards (the “bonus pool”) if, and only to the extent of which, performance measures based on our total shareholder return (“TSR”) are achieved for the three-year period beginning January 4, 2016 and ending December 31, 2018.  Awarded interests not earned based on the TSR measures are forfeited.

If the TSR performance measures are achieved at the end of the three-year performance period, participants will receive their percentage interest in the bonus pool as LTIP Units in the Operating Partnership. Such LTIP Units vest over an additional two-year service period.  The compensation cost of the 2016 Outperformance Plan was fixed as of the grant date and will be recognized regardless of whether the LTIP Units are ultimately earned assuming the service requirement is met.

Restricted Award Grants

In February 2016, a total of 103,685 restricted awards were granted to members of executive management and certain other employees. The restricted awards will vest ratably over periods ranging from three to five years.

Performance Awards

In February 2016, the Compensation Committee awarded each of our four named executive officers a three-year performance award in the form of restricted performance share units ("PSUs").  These PSUs may be earned over a three-year performance period from January 1, 2016 to December 31, 2018.  The performance criteria are based on the relative total shareholder return achieved by the Company measured against a peer group over the three-year measurement period.  Any PSUs earned at the end of the three-year period will be fully vested at that date.  The total number of PSUs issued to the executive officers was based on a target value of $1.0 million but may be earned in a range from 0% to 200% of the target value depending on our TSR over the measurement period in relation to the peer group.

At-the-Market Equity Program

During the third quarter of 2016, we issued 137,229 of our common shares at an average price per share of $29.52 pursuant to our at-the-market equity program, generating gross proceeds of approximately $4.1 million and, after deducting commissions and other costs, net proceeds of approximately $3.8 million. The proceeds from these offerings were contributed to the Operating Partnership and used to pay down our unsecured revolving credit facility.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At September 30, 2016 and December 31, 2015, deferred costs consisted of the following:

	September 30, 2016	December 31, 2015
Acquired lease intangible assets	$126,515	$138,796
Deferred leasing costs and other	63,116	55,332
	189,631	194,128
Less—accumulated amortization	(56,517)	(45,854)
Total	$133,114	$148,274

The accompanying consolidated statements of operations include amortization expense as follows:

	Nine Months Ended September 30,
	2016	2015
Amortization of deferred leasing costs, lease intangibles and other	$19,177	$17,538
Amortization of above market lease intangibles	4,803	4,523

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

At September 30, 2016 and December 31, 2015, deferred revenue and other liabilities consisted of the following:

	September 30, 2016	December 31, 2015
Unamortized in-place lease liabilities	$100,972	$112,405
Retainage payables and other	6,589	5,636
Assumed earnout liability (Note 9)	1,285	1,380
Tenant rent payments received in advance	11,704	12,138
Total	$120,550	$131,559

The amortization of below market lease intangibles was $10.6 million and $6.7 million for the nine months ended September 30, 2016 and 2015, respectively. The amortization of below market lease intangibles is included as an increase to revenue.

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

We are obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of the development and redevelopment projects.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through borrowings on our unsecured revolving credit facility.

As of September 30, 2016, we had outstanding letters of credit totaling $12.2 million.  At that date, there were no amounts advanced against these instruments.

Earnout Liability

We are a party to an earnout arrangement with the former seller of one of our operating properties, whereby we were required to pay the seller additional consideration based on whether the seller satisfied certain post-sale obligations. The estimated potential earnout liability was $1.3 million at September 30, 2016 and $1.4 million at December 31, 2015.

On October 6, 2016, we paid $1.3 million related to the remaining earnout liability. We do not have any further earnout obligations after this date.

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

Note 11. Acquisitions and Transaction Costs

During the nine months ended September 30, 2016, we incurred $2.8 million of terminated transaction costs. We record transaction costs as they are incurred, regardless of whether the transaction is ultimately completed or terminated. Transaction costs generally consist of legal, lender, due diligence, and other expenses for professional services.

In 2015, we acquired four operating properties for total consideration of $185.8 million, including the assumption of an $18.3 million loan, which are summarized below:

Property Name	MSA	Acquisition Date	Owned GLA
Colleyville Downs	Dallas, TX	April 2015	191,126
Belle Isle Station	Oklahoma City, OK	May 2015	164,362
Livingston Shopping Center	New York - Newark	July 2015	139,605
Chapel Hill Shopping Center	Fort Worth / Dallas, TX	August 2015	126,755

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

Note 13. Subsequent Events

Retirement of Secured Debt

On November 1, 2016, we retired the $25 million loan secured by our Colonial Square and Village Walk operating properties using a draw on our unsecured revolving credit facility.

On November 1, 2016, we retired the $10.4 million loan secured by our Geist Pavilion operating property, which included a release of a $1.6 million letter of credit, using a draw on our unsecured revolving credit facility.

Item 2.

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

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

At September 30, 2016, we owned interests in 120 operating and redevelopment properties consisting of 109 retail properties, nine retail redevelopment properties, one office operating property and an associated parking garage. We also owned one development property under construction as of this date.

At September 30, 2015, we owned interests in 121 operating and redevelopment properties consisting of 113 retail properties, six retail redevelopment properties, one office operating property and an associated parking garage. We also owned three development properties under construction as of this date.

Current Quarter Actions

Development and Redevelopment Activities

We believe evaluating our operating properties for development and redevelopment opportunities enhances shareholder value as it will make them more attractive for leasing to new tenants and it improves long-term values and economic returns. We initiated and advanced a number of development and redevelopment activities during the quarter, including the following:

Holly Springs Towne Center – Phase II near Raleigh, North Carolina – This property was substantially completed in June 2016 and transitioned to the operating portfolio. The remaining anchor, Carmike Theatres, opened in October 2016 to join anchors DSW and Bed Bath & Beyond, which opened in March 2016 and December 2015, respectively.

Under Construction Redevelopment, Reposition, and Repurpose Projects. Our Redevelopment, Reposition and Repurpose (“3-R”) initiative, which includes a total of 24 existing and potential projects, continued to progress during the third quarter of 2016. We commenced construction on four additional 3-R projects, for a total of twelve projects under construction. These twelve projects have an estimated incremental return averaging approximately 9% to 10%, with aggregate costs for all of these projects expected to range between $58.1 million and $67.0 million.

Operational Activities

During the third quarter of 2016, we executed new and renewal leases on 110 individual spaces totaling 627,925 square feet.  New leases were signed on 49 individual spaces for 208,320 square feet of GLA, while renewal leases were signed on 61 individual spaces for 419,605 square feet of GLA.

For comparable signed leases, which are defined as leases signed for which there was a former tenant within the last 12 months, we achieved a blended rent spread of 9.7% while incurring $18.05 per square foot of incremental capital improvement costs. The average rent for the 23 new comparable leases signed on individual spaces in the third quarter of 2016 was $23.95 per square foot compared to average expiring rent of $21.17 per square foot in that quarter. The average rent for the 61 renewals signed on individual spaces in the third quarter of 2016 was $17.08 per square foot compared to average expiring rent of $15.72 per square foot in that quarter.

Results of Operations

The comparability of results of operations for the nine months ended September 30, 2016 and 2015 is affected by our development, redevelopment and operating property acquisition and disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Acquisitions

The following operating properties were acquired between January 1, 2015 and September 30, 2016 and, therefore, our consolidated statements of operations include the results of partial periods for these properties:

Property Name	MSA	Acquisition Date	Owned GLA
Colleyville Downs	Dallas, TX	April 2015	191,126
Belle Isle Station	Oklahoma City, OK	May 2015	164,362
Livingston Shopping Center	New York - Newark	July 2015	139,605
Chapel Hill Shopping Center	Fort Worth / Dallas, TX	August 2015	126,755

Property Dispositions

In 2015 and 2016, we sold the following operating properties:

Property Name	MSA	Disposition Date	Owned GLA
Sale of seven operating properties	Various[1]	March 2015	740,034
Cornelius Gateway	Portland, OR	December 2015	21,326
Four Corner Square	Seattle, WA	December 2015	107,998
Shops at Otty	Portland, OR	June 2016	9,845

____________________
1	Shortly after the merger with Inland Diversified, we identified and sold certain properties located in multiple MSAs that were not consistent with the Company's strategic plan.

Development Activities

The following development properties became partially operational at various times from January 1, 2015 through September 30, 2016 :

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA
Holly Springs Towne Center – Phase II	Raleigh, NC	December 2015	122,032
Tamiami Crossing	Naples, FL	March 2016	121,949

____________________
1	Represents the earlier of the date on which we started receiving rental payments at the property or a tenant took possession of its space.

Redevelopment Activities

The following properties were under redevelopment at various times during the period from January 1, 2015 through September 30, 2016:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Gainesville Plaza	Gainesville, FL	June 2013	December 2015	162,693
Cool Springs Market	Nashville, TN	July 2015	December 2015	230,988
Courthouse Shadows[2,3]	Naples, FL	June 2013	Pending	8,160
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	93,839
City Center[2]	White Plains, NY	December 2015	Pending	313,139
Fishers Station[2]	Indianapolis, IN	December 2015	Pending	175,290
Beechwood Promenade[2]	Athens, GA	December 2015	Pending	353,970
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Rampart Commons[2]	Las Vegas, NV	March 2016	Pending	81,292
Northdale Promenade[2]	Tampa, FL	March 2016	Pending	179,680
Burnt Store[2]	Punta Gorda, FL	June 2016	Pending	95,787

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	These operating properties have been identified as redevelopment properties and they are not included in the operating portfolio or the same property pool.
3	Our redevelopment plan is to demolish the site to add a large format single tenant ground lease with projected total GLA at the site of 140,710 square feet.

Comparison of Operating Results for the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

The following table reflects our consolidated statements of operations for the three months ended September 30, 2016 and 2015.  The comparability of the periods is impacted by acquisitions, dispositions, and redevelopments previously described.

($ in thousands)	2016	2015	Net change 2015 to 2016
Revenue:
Rental income (including tenant reimbursements)	$87,049	$83,066	$3,983
Other property related revenue	2,073	4,081	(2,008)
Total revenue	89,122	87,147	1,975
Expenses:
Property operating	11,916	11,994	(78)
Real estate taxes	10,690	10,045	645
General, administrative, and other	5,081	4,559	522
Transaction costs	—	1,089	(1,089)
Depreciation and amortization	45,543	42,549	2,994
Total expenses	73,230	70,236	2,994
Operating income	15,892	16,911	(1,019)
Interest expense	(17,139)	(13,881)	(3,258)
Income tax expense of taxable REIT subsidiary	(15)	(9)	(6)
Other expense, net	—	(60)	60
(Loss) income before gain on sale of operating properties	(1,262)	2,961	(4,223)
Gain on sales of operating properties	—	—	—
Consolidated net (loss) income	(1,262)	2,961	(4,223)
Net income attributable to noncontrolling interests	(420)	(435)	15
Net (loss) income attributable to Kite Realty Group Trust	(1,682)	2,526	(4,208)
Dividends on preferred shares	—	(2,114)	2,114
Net (loss) income attributable to common shareholders	$(1,682)	$412	$(2,094)

Property operating expense to total revenue ratio	13.4%	13.8%

Rental income (including tenant reimbursements) increased $4.0 million, or 4.8%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$855
Development properties that became operational or were partially operational in 2015 and/or 2016	1,170
Properties sold during 2015 and 2016	(780)
Properties under redevelopment during 2015 and/or 2016	1,458
Properties fully operational during 2015 and 2016 and other	1,280
Total	$3,983

The net increase of $0.9 million in rental income at properties acquired during 2015 is attributable to the acquisitions of Livingston Shopping Center and Chapel Hill Shopping Center in the third quarter of 2015. The net decrease of $0.8 million in rental income at properties sold during 2015 and 2016 is due to the sale of two operating properties in December 2015 and one operating property in June 2016. The net increase of $1.3 million in rental income for properties fully operational during 2015 and 2016 is primarily attributable to an increase in rental rates.

The average rent for new comparable leases signed in the third quarter of 2016 was $23.95 per square foot compared to average expiring rent of $21.17 per square foot in that quarter. The average rent for renewals signed in the third quarter of 2016 was $17.08 per square foot compared to average expiring rent of $15.72 per square foot in that quarter. For our total retail operating portfolio, annualized base rent per square foot improved to $15.42 per square foot as of September 30, 2016, up from $15.24 as of September 30, 2015.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue decreased by $2.0 million, primarily as a result of lower gains on sales of undepreciated assets of $2.9 million, partially offset by an increase of $0.7 million in lease termination income.

Property operating expenses decreased $0.1 million, or 0.7%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$303
Development properties that became operational or were partially operational in 2015 and/or 2016	335
Properties sold during 2015 and 2016	(202)
Properties under redevelopment during 2015 and/or 2016	(145)
Properties fully operational during 2015 and 2016 and other	(369)
Total	$(78)

The net increase of $0.3 million in property operating expenses at properties acquired during 2015 is attributable to the acquisitions of Livingston Shopping Center and Chapel Hill Shopping Center in the third quarter of 2015. The net decrease of $0.2 million in property operating expenses at properties sold during 2015 and 2016 is due to the sale of two operating properties in December 2015 and one operating property in June 2016. The net $0.4 million decrease for properties fully operational during 2015 and 2016 is primarily due to a combination of a decrease of $0.8 million in bad debt expense and $0.2 million in insurance costs as we generated efficiencies with our larger operating platform. These decreases were offset by an increase of $0.4 million in general building repair and landscaping costs at certain properties and $0.2 million in legal expenses.

Property operating expenses as a percentage of total revenue for the three months ended September 30, 2016 was 13.4% compared to 13.8%, or a change of approximately $0.1 million, over the same period in the prior year. The decrease was mostly due to an improvement in expense control and an improvement in operating expense recoveries from tenants.

Real estate taxes increased $0.6 million, or 6.4%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$308
Development properties that became operational or were partially operational in 2015 and/or 2016	112
Properties sold during 2015 and 2016	(87)
Properties under redevelopment during 2015 and/or 2016	28
Properties fully operational during 2015 and 2016 and other	284
Total	$645

The $0.3 million increase in real estate taxes at properties acquired during 2015 is attributable to the acquisitions of Livingston Shopping Center and Chapel Hill Shopping Center in the third quarter of 2015. The net $0.3 million increase in real estate taxes for properties fully operational during 2015 and 2016 is due to higher tax assessments at certain operating properties. The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.5 million, or 11.4%. The increase is due primarily to higher payroll costs and company overhead expenses of $0.4 million.

Transaction costs generally consist of legal, lender, due diligence, and other expenses for professional services. Such costs decreased $1.1 million as we had no transaction activity during the three months ended September 30, 2016.

Depreciation and amortization expense increased $3.0 million, or 7.0%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$415
Development properties that became operational or were partially operational in 2015 and/or 2016	2,375
Properties sold during 2015 and 2016	(409)
Properties under redevelopment during 2015 and/or 2016	1,747
Properties fully operational during 2015 and 2016 and other	(1,134)
Total	$2,994

The net increase of $0.4 million in depreciation and amortization expense at properties acquired during 2015 is attributable to the acquisitions of Livingston Shopping Center and Chapel Hill Shopping Center in the third quarter of 2015. The net decrease of $0.4 million in depreciation and amortization expense at properties sold during 2015 and 2016 is due to the sale of two operating properties in December 2015 and one operating property in June 2016. The net increase of $1.7 million in properties under redevelopment during 2015 and 2016 is primarily due to an increase of $1.7 million in accelerated depreciation and amortization from the demolition of a portion of a building at one of our redevelopment properties. The net decrease of $1.1 million in depreciation at properties fully operational during 2015 and 2016 is primarily due to a decrease in accelerated depreciation and amortization related to multiple tenants vacating at several operating properties in 2016 compared to the same period in 2015 and a decrease in depreciation related to tenant-specific assets becoming fully depreciated in 2016.

Interest expense increased $3.3 million or 23.5%. The increase is partially due to recording $1.0 million in accelerated amortization of debt issuance costs from amending the unsecured term loans and retiring Term Loan A. In addition, we secured longer-term fixed rate debt in the second half of 2015 and in the third quarter of 2016 that carried higher interest rates than the variable rate on our unsecured revolving credit facility, which was paid down with the proceeds. We also redeemed all of our outstanding preferred stock in the fourth quarter of 2015 using the proceeds from the fixed rate debt. The increase was also due to certain development projects, including Parkside Town Commons - Phase I and Holly Springs Towne Center - Phase II becoming operational. As a portion of the project becomes operational, we cease capitalization of the related interest expense.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

The following table reflects our consolidated statements of operations for the nine months ended September 30, 2016 and 2015 .  The comparability of the periods is impacted by acquisitions, dispositions, and redevelopments previously described.

($ in thousands)	2016	2015	Net change 2015 to 2016
Revenue:
Rental income (including tenant reimbursements)	$258,127	$248,547	$9,580
Other property related revenue	7,120	9,163	(2,043)
Total revenue	265,247	257,710	7,537
Expenses:
Property operating	35,454	36,519	(1,065)
Real estate taxes	32,327	29,821	2,506
General, administrative, and other	15,228	14,131	1,097
Transaction costs	2,771	1,550	1,221
Depreciation and amortization	131,625	124,196	7,429
Total expenses	217,405	206,217	11,188
Operating income	47,842	51,493	(3,651)
Interest expense	(47,964)	(40,995)	(6,969)
Income tax expense of taxable REIT subsidiary	(763)	(134)	(629)
Gain on settlement	—	4,520	(4,520)
Other expense, net	(94)	(189)	95
Income before gain on sale of operating properties	(979)	14,695	(15,674)
Gain on sales of operating properties	194	3,363	(3,169)
Consolidated net income	(785)	18,058	(18,843)
Net income attributable to noncontrolling interests	(1,391)	(1,626)	235
Net (loss) income attributable to Kite Realty Group Trust	(2,176)	16,432	(18,608)
Dividends on preferred shares	—	(6,342)	6,342
Net (loss) income attributable to common shareholders	$(2,176)	$10,090	$(12,266)

Property operating expense to total revenue ratio	13.4%	14.2%

Rental income (including tenant reimbursements) increased $9.6 million, or 3.9%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$7,418
Development properties that became operational or were partially operational in 2015 and/or 2016	3,580
Properties sold during 2015 and 2016	(5,165)
Properties under redevelopment during 2015 and/or 2016	794
Properties fully operational during 2015 and 2016 and other	2,953
Total	$9,580

The net increase of $7.4 million in rental income at properties acquired during 2015 is attributable to the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarters of 2015. The net decrease of $5.2 million in rental income at properties sold during 2015 and 2016 is due to the sale of seven operating properties in March 2015, two operating properties in December 2015, and one operating property in June 2016.

The net increase of $3.0 million in rental income for properties fully operational during 2015 and 2016 is primarily attributable to an increase in rental rates, and an increase in expense recoveries through year end reconciliations of common area maintenance, insurance and real estate tax expense.

The average rent for new comparable leases signed in the first nine months of 2016 was $22.17 per square foot compared to average expiring rent of $19.38 per square foot in that period. The average rent for renewals signed in the first nine months of 2016 was $16.24 per square foot compared to average expiring rent of $15.08 per square foot in that period. For our full operating portfolio, annualized base rent per square foot improved to $15.42 per square foot as of September 30, 2016, up from $15.24 as of September 30, 2015.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue decreased by $2.0 million, primarily as a result lower gains on sales of undepreciated assets of $0.9 million and decreases of $0.7 million in lease termination income and fluctuations in other miscellaneous activities.

Property operating expenses decreased $1.1 million, or 2.9%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$1,655
Development properties that became operational or were partially operational in 2015 and/or 2016	709
Properties sold during 2015 and 2016	(981)
Properties under redevelopment during 2015 and/or 2016	(459)
Properties fully operational during 2015 and 2016 and other	(1,989)
Total	$(1,065)

The net increase of $1.7 million in property operating expenses at properties acquired during 2015 is attributable to the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarter of 2015. The net decrease of $1.0 million in property operating expenses at properties sold during 2015 and 2016 is due to the sale of seven operating properties in March 2015, two operating properties in December 2015, and one operating property in June 2016. The net $2.0 million decrease for properties fully operational during 2015 and 2016 is primarily due to a combination of a decrease of $1.0 million in bad debt expense, $0.5 million in insurance costs as we generated efficiencies with our larger operating platform, $0.4 million in general building repair costs at certain properties, $0.4 million in utility expense, and $0.2 million in landscaping expense. The decreases were offset by an increase of $0.2 million in security expense, $0.2 million in advertising expense and $0.1 million in association fees.

Property operating expenses as a percentage of total revenue for the nine months ended September 30, 2016 was 13.4% compared to 14.2%, or a change of approximately $0.3 million, over the same period in the prior year. The decrease was mostly due to an improvement in expense control and an improvement in operating expense recoveries from tenants as a result of higher occupancy rates.

Real estate taxes increased $2.5 million, or 8.4%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$1,605
Development properties that became operational or were partially operational in 2015 and/or 2016	249
Properties sold during 2015 and 2016	(514)
Properties under redevelopment during 2015 and/or 2016	(37)
Properties fully operational during 2015 and 2016 and other	1,203
Total	$2,506

The $1.6 million increase in real estate taxes at properties acquired during 2015 is attributable to the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarter of 2015. The net decrease of $0.5 million in real estate taxes at properties sold during 2015 and 2016 is due to the sale of seven operating properties in March 2015, two operating properties in December 2015, and one operating property in June 2016. The net $1.2 million increase in real estate taxes for properties fully operational during 2015 and 2016 is due to higher tax assessments at certain operating properties. The majority of changes in our real estate tax expense is recoverable from tenants and, therefore, reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $1.1 million, or 7.8%. The increase is due primarily to a severance charge of $0.5 million in the first quarter of 2016 and higher payroll costs and company overhead expenses of $0.6 million.

Transaction costs generally consist of legal, lender, due diligence, and other expenses for professional services. Such costs increased $1.2 million as we had terminated transaction costs of $2.8 million for the nine months ended September 30, 2016, compared to property acquisition costs of $1.6 million for the nine months ended September 30, 2015.

Depreciation and amortization expense increased $7.4 million, or 6.0%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$3,923
Development properties that became operational or were partially operational in 2015 and/or 2016	3,286
Properties sold during 2015 and 2016	(1,202)
Properties under redevelopment during 2015 and/or 2016	2,067
Properties fully operational during 2015 and 2016 and other	(644)
Total	$7,430

The net increase of $3.9 million in depreciation and amortization expense at properties acquired during 2015 is attributable to the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarter of 2015. The net decrease of $1.2 million in depreciation and amortization expense at properties sold during 2015 and 2016 is due to the sale of seven operating properties in March 2015, two operating properties in December 2015, and one operating property in June 2016. The net increase of $2.1 million in properties under redevelopment during 2015 and 2016 is primarily due to an increase of $1.7 million in accelerated depreciation and amortization from the demolition of a portion of a building at one of our redevelopment properties. The net decrease of $0.6 million in depreciation at properties fully operational during 2015 and 2016 is due to a decrease in accelerated depreciation and amortization on tenant-specific assets from multiple tenants vacating at several operating properties in the first nine months of 2016, compared to the accelerated depreciation and amortization on tenant-specific assets recorded in the same period in 2015.

Interest expense increased $7.0 million or 17.0%. The increase is due to recording $1.0 million in accelerated amortization of debt issuance costs from amending the unsecured term loans, retiring Term Loan A and securing longer-term fixed rate debt in the second half of 2015 and in the third quarter of 2016 that carried higher interest rates than the variable rate on our unsecured revolving credit facility, which was paid down with the proceeds. We also redeemed all of our outstanding preferred stock in the fourth quarter of 2015 using the proceeds from the fixed rate debt. The increase is also due to certain development projects, including Parkside Town Commons - Phase I and Holly Springs Towne Center - Phase II becoming operational. As a portion of the project becomes operational, we cease capitalization of the related interest expense.

We recorded a gain on settlement of $4.5 million for the nine months ended September 30, 2015. See additional discussion in Note 12 to the consolidated financial statements.

Same Property Net Operating Income

The Company believes that Net Operating Income ("NOI") is helpful to investors as a measure of its operating performance because it excludes various items included in net income that do not relate to or are not indicative of its operating performance, such as depreciation and amortization, interest expense, and impairment, if any.  The Company believes that Same Property NOI is helpful to investors as a measure of its operating performance because it includes only the NOI of properties that have been owned for the full period presented, which eliminates disparities in net income due to the redevelopment, acquisition or disposition of properties during the particular period presented and thus provides a more consistent metric for the comparison of the Company's properties.  NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of the Company's financial performance. The Company’s computation of Same Property NOI may differ from the methodology used by other REITs, and therefore, may not be comparable to such other REITs.

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool twelve months after the acquisition date. A development property is included in the same property pool twelve months after construction is substantially complete, which is typically between six and twelve months after the first date a tenant is open for business. A redevelopment property is included in the same property pool twelve months after the construction of the redevelopment property is substantially complete. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. For the three months ended September 30, 2016, we excluded nine current redevelopment properties from the same property pool that met these criteria and were owned in all periods compared.

The following table reflects same property net operating income (and reconciliation to net income attributable to common shareholders) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2016	2015	% Change	2016	2015	% Change
Number of properties for the quarter[1]	103	103

Leased percentage	95.3%	95.4%		95.3%	95.2%
Economic Occupancy percentage[2]	93.6%	93.7%		93.8%	93.6%

Net operating income - same properties[3]	$53,662	$52,579	2.1%	$158,368	$154,220	2.7%
Net operating income - same properties excluding the impact of the 3-R initiative[4]			2.9%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$53,662	$52,579		$158,368	$154,220
Net operating income - non-same activity[5]	12,854	12,529		39,098	37,150
Other expense, net	(15)	(69)		(857)	(323)
General, administrative and other	(5,081)	(4,559)		(15,228)	(14,131)
Transaction costs	—	(1,089)		(2,771)	(1,550)
Depreciation expense	(45,543)	(42,549)		(131,625)	(124,196)
Interest expense	(17,139)	(13,881)		(47,964)	(40,995)
Gain on settlement	—	—		—	4,520
Gains on sales of operating properties	—	—		194	3,363
Net income attributable to noncontrolling interests	(420)	(435)		(1,391)	(1,626)
Dividends on preferred shares	—	(2,114)		—	(6,342)
Net (loss) income attributable to common shareholders	$(1,682)	$412		$(2,176)	$10,090

____________________
1	Same property analysis excludes operating properties in redevelopment as well as office properties (Thirty South Meridian and Eddy Street Commons).
2	Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement during the period.
3
Same property net operating income excludes net gains from outlot sales, straight-line rent revenue, bad debt expense and recoveries, lease termination fees, amortization of lease intangibles and significant prior year expense recoveries and adjustments, if any.

4	See pages 27 and 28 of the Quarterly Financial Supplemental for further detail of the properties included in the 3-R initiative.
5	Includes non-cash activity across the portfolio as well as net operating income from properties not included in the same property pool.

Our same property net operating income increased 2.1% and 2.7% for the three and nine months ended September 30, 2016 compared to the same period of the prior year. These increases were primarily due to increases in rental rates and improved expense control and operating expense recovery resulting in an improvement in net recoveries of $0.2 million and $1.4 million for the three and nine months ended September 30, 2016.  Excluding the properties in the 3-R initiative, same property net operating income increased 2.9% in the three months ended September 30, 2016.

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

On September 26, 2016, the Operating Partnership completed a $300 million public offering of 4.00% Senior Notes due October 1, 2026.  The net proceeds from the issuance of the Notes were utilized to retire the $200 million Term Loan A and retire the $75.9 million construction loan secured by our Parkside Town Commons operating property and pay down our unsecured revolving credit facility.

As of September 30, 2016, we had approximately $401 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $28.8 million in cash and cash equivalents as of September 30, 2016.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of September 30, 2016.

We have on file with the SEC a shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of equity and debt securities. Equity securities may be offered and sold by the Parent Company, and the net proceeds of any such offerings would be contributed to the Operating Partnership in exchange for additional General Partner Units. Debt securities may be offered and sold by the Operating Partnership with the Operating Partnership receiving the proceeds. From time to time, we may issue securities under this shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes.

We currently have an at the market equity program that allows the Parent Company to issue new common shares from time to time, with an aggregate offering price of up to $250.0 million. During the nine months ended September 30, 2016, we issued 137,229 common shares at an average price per share of $29.52 pursuant to our at-the-market offering program, generating gross proceeds of approximately $4.1 million and, after deducting commissions and other costs, net proceeds of approximately $3.8 million. We have $245.9 million remaining available for future common share issuances under our current at-the-market equity program.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of September 30, 2016, we had $17.1 million of secured debt scheduled to mature prior to September 30, 2017, excluding scheduled monthly principal payments. On November 1, 2016, we retired the $10.4 million loan secured by our Geist Pavilion operating property, which included a release of a $1.6 million letter of credit that was scheduled to mature on January 1, 2017. On November 1, 2016, we retired the $25 million loan secured by our Colonial Square and Village Walk operating properties that was scheduled to mature on January 1, 2018.

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

In September 2016, our Board of Trustees declared a cash distribution of $0.2875 per common share and Common Unit for the third quarter of 2016. This distribution was paid on October 13, 2016 to common shareholders and Common Unit holders of record as of October 6, 2016. Future distributions are at the discretion of the Board of Trustees.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the nine months ended September 30, 2016, we incurred $1.0 million of costs for recurring capital expenditures on operating properties and also incurred $7.6 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $9 million to $11 million of additional major tenant improvements and renovation costs within the next twelve months at a number of our operating properties, excluding those properties in our "3-R" initiative.

We currently have 12 properties that are considered under construction as part of our "3-R" initiative. Total estimated costs of these properties are expected to be in the range of $58.1 million and $67.0 million.

As of September 30, 2016, we had one development project under construction.  The total estimated cost of this project is approximately $83.5 million, of which $80.2 million had been incurred as of September 30, 2016.  We currently anticipate incurring the majority of the remaining $3.3 million of costs over the next nine months.  We believe we currently have sufficient financing in place to fund the project and expect to do so primarily through borrowings on our unsecured revolving credit facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for the development of new properties, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment, Reposition, Repurpose Opportunities. We are currently evaluating additional redevelopment, repositioning, and repurposing of several other operating properties as part of our "3-R" initiative. Total estimated costs of these properties are expected to be in the range of $85 million and $105 million. We believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations and borrowings on our unsecured revolving credit facility.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the nine months ended September 30, 2016 and on a cumulative basis since the project’s inception:

	Year to Date –	Cumulative –
($ in thousands)	September 30, 2016	September 30, 2016
Developments	$3,767	$80,213
Redevelopments	23,027	N/A
Recently completed developments/redevelopments[1]	29,063	N/A
Miscellaneous other activity, net	3,889	N/A
Recurring operating capital expenditures (primarily tenant improvement payments)	8,606	N/A
Total	$68,352	$80,213

____________________
1	This classification includes Tamiami Crossing, Holly Springs Towne Center – Phase I and Phase II, Parkside Town Commons – Phase I, Bolton Plaza, Gainesville Plaza, and Cool Springs.

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively.

Debt Maturities

The table below presents scheduled principal repayments (including scheduled monthly principal payments) on mortgage and other indebtedness as of September 30, 2016:

($ in thousands)	Scheduled Principal Payments	Term Maturity[1]	Total
2016	$954	$—	$954
2017	5,103	17,025	22,128
2018	5,635	62,584	68,219
2019	5,975	—	5,975
2020	5,920	42,339	48,259
Thereafter	12,976	1,573,823	1,586,799
	$36,563	$1,695,771	$1,732,334
Unamortized net debt premiums and issuance costs, net			10
Total			$1,732,344

____________________
1	This presentation reflects the Company's exercise of its option to extend the maturity date by one year to July 28, 2021 for the Company's unsecured credit facility.

Failure to comply with our obligations under our indebtedness agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such debt, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.  In addition, certain of our variable rate loans contain cross-default provisions which provide that a violation by us of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under our indebtedness agreements if we fail to satisfy these financial covenants.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in Kite Realty Group Trust's Annual Report on Form 10-K for the year ended December 31, 2015 for more information related to the risks associated with our indebtedness.

Impact of Changes in Credit Ratings on Our Liquidity

In 2014, we were assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of September 30, 2016.

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

Cash Flows

As of September 30, 2016, we had cash and cash equivalents on hand of $28.8 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Cash provided by operating activities was $120.7 million for the nine months ended September 30, 2016, a decrease of $15.2 million from the same period of 2015.  The decrease was primarily due to the timing of real estate tax payments and annual insurance payments and an increase in leasing costs.

Cash used in investing activities was $67.1 million for the nine months ended September 30, 2016, as compared to cash used in investing activities of $110.2 million in the same period of 2015.  Highlights of significant cash sources and uses in investing activities are as follows:

•	Net proceeds of $0.1 million related to the sale of Shops at Otty in June 2016, compared to net proceeds of $126.5 million related to the sale of seven operating properties in March 2015;

•	There were no property acquisitions in the first nine months of 2016, while there was a net cash outflow of $167.8 million related to acquisitions over the same period in 2015;

•
Decrease in capital expenditures of $1.4 million, partially offset by an increase in construction payables of $0.6 million.  In the first nine months of 2016, we substantially completed construction at our Tamiami Crossing and Holly Springs Towne Center - Phase II development properties, and incurred additional construction costs at several of our redevelopment properties.

Cash used in financing activities was $58.7 million for the nine months ended September 30, 2016, compared to cash used in financing activities of $26.7 million in the same period of 2015.  Highlights of significant cash sources and uses in financing activities in the first nine months of 2016 are as follows:

•
We retired the $16.3 million loan secured by our Cool Creek Commons operating property, the $23.6 million loan secured by our Sunland Towne Centre operating property, the $20.3 million loan secured by our Mullins Crossing operating property, the $16.5 million loan secured by our Pine Ridge Crossing operating property, the $9.9 million loan secured by our Riverchase Plaza operating property and the $42.2 million loan secured by our Traders Point operating property using draws on the unsecured revolving credit facility;

•
We issued $300 million of senior unsecured notes in a public offering.  The net proceeds of which were utilized to retire the $200 million Term Loan A and the $75.9 million construction loan secured by our Parkside Town Commons operating property and to pay down our unsecured revolving credit facility;

•	We drew the remaining $100 million on our $200 million seven-year unsecured term loan and used the proceeds to pay down the unsecured revolving credit facility; and

•	We made distributions to common shareholders and Common Unit holders of $73.6 million.

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

Considering the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for a severance charge, accelerated amortization of debt issuance costs and transaction costs in 2016 and a gain on settlement and transaction costs in 2015. We believe this supplemental information provides a meaningful measure of our operating performance. We believe our presentation of FFO, as adjusted, provides investors with another financial measure that may facilitate comparison of operating performance between periods and among our peer companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

Our calculations of FFO1 (and reconciliation to consolidated net income, as applicable) and FFO, as adjusted, for the three and nine months ended September 30, 2016 and 2015 (unaudited) are as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated net (loss) income	$(1,262)	$2,961	$(785)	$18,058
Less: cash dividends on preferred shares	—	(2,114)	—	(6,342)
Less: net income attributable to noncontrolling interests in properties	(461)	(415)	(1,383)	(1,416)
Less: gains on sales of operating properties	—	—	(194)	(3,363)
Add: depreciation and amortization of consolidated entities, net of noncontrolling interests	45,310	42,387	130,909	123,812
Funds From Operations of the Operating Partnership[1]	43,587	42,819	128,547	130,749
Less: Limited Partners' interests in Funds From Operations	(918)	(967)	(2,708)	(2,698)
Funds From Operations attributable to Kite Realty Group Trust common shareholders[1]	$42,669	$41,852	$125,839	$128,051

Funds From Operations of the Operating Partnership[1]	$43,587	$42,819	$128,547	$130,749
Less: gain on settlement	—	—	—	(4,520)
Add: accelerated amortization of debt issuance costs (non-cash)[2]	1,121	—	1,121	—
Add: transaction costs	—	1,089	2,771	1,550
Add: severance charge	—	—	500	—
Funds From Operations of the Operating Partnership, as adjusted	$44,708	$43,908	$132,939	$127,779

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

2	Primarily related to the debt extinguished with the proceeds from our inaugural public debt offering.

Earnings before Interest, Tax, Depreciation, and Amortization

We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense and income tax expense of taxable REIT subsidiary. For informational purposes, we have also provided Adjusted EBITDA, which we define as EBITDA less (i) EBITDA from unconsolidated entities and (ii) noncontrolling interest EBITDA. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. Net Debt to EBITDA is our share of net debt divided by Annualized Adjusted EBITDA. EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA and Net Debt to EBITDA, as calculated by us, are not comparable to EBITDA and EBITDA related measures reported by other REITs that do not define EBITDA exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP, and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

Considering the nature of our business as a real estate owner and operator, we believe that EBITDA, Adjusted EBITDA and the ratio of Net Debt to EBITDA are helpful to investors in measuring our operational performance because they exclude various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided Annualized Adjusted EBITDA, adjusted as described above. We believe this supplemental information provides a meaningful measure of our operating performance. We believe presenting EBITDA and the related measures in this manner allows investors and other interested parties to form a more meaningful assessment of our operating results.

The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to consolidated net income (the most directly comparable GAAP measure) and a calculation of Net Debt to EBITDA.

($ in thousands)	Three Months Ended September 30, 2016
Consolidated net loss	$(1,262)
Adjustments to net loss
Depreciation and amortization	45,543
Interest expense	17,139
Income tax expense of taxable REIT subsidiary	15
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	61,435
Unconsolidated EBITDA	34
Noncontrolling interest	(461)
Adjusted EBITDA	61,008

Annualized Adjusted EBITDA[1]	$244,032

Company share of net debt:
Mortgage and other indebtedness	1,732,344
Less: Partner share of consolidated joint venture debt[2]	(13,741)
Less: Cash, Cash Equivalents, and Restricted Cash	(38,378)
Less: Net debt premiums and issuance costs, net	(10)
Company Share of Net Debt[2]	1,680,215
Company Share of Net Debt to EBITDA	6.9x

____________________
1	Represents Adjusted EBITDA for the three months ended September 30, 2016 (as shown in the table above) multiplied by four.
2
Partner share of consolidated joint venture debt is calculated based upon the partner's pro-rata ownership of the joint venture, multiplied by the related secured debt balance. In all cases, this debt is the responsibility of the consolidated joint venture.

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

Market Risk Related to Fixed and Variable Rate Debt

We had $1.7 billion of outstanding consolidated indebtedness as of September 30, 2016 (exclusive of net premiums and issuance costs, net of $10 thousand on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $474.7 million, with maturity dates ranging from 2017 through 2021.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.6 billion (95%) and $0.1 billion (5%), respectively, of our total consolidated indebtedness at September 30, 2016.

As of September 30, 2016, we had $17.1 million of fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this hedged debt.  A 100 basis point change in interest rates on our unhedged variable rate debt as of September 30, 2016 would change our annual cash flow by $0.8 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended September 30, 2016, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended September 30, 2016:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31	891	$28.07	—	N/A
August 1 - August 31	715	$28.60	—	N/A
September 1 - September 30	—	—	N/A	N/A
Total	1,606

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

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

 Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

10.1	Fifth Amended and Restated Credit Agreement, dated as of July 28, 2016, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

10.2	First Amended and Restated Springing Guaranty, dated as of July 28, 2016, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

10.3
First Amendment to Term Loan Agreement, dated as of July 28, 2016, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

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

KITE REALTY GROUP TRUST

November 8, 2016	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 8, 2016	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

10.1	Fifth Amended and Restated Credit Agreement, dated as of July 28, 2016, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

10.2	First Amended and Restated Springing Guaranty, dated as of July 28, 2016, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

10.3
First Amendment to Term Loan Agreement, dated as of July 28, 2016, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

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