Form 10-K
period 2016-12-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2017-02-27
CIK 1286043, 1636315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $2.3 billion based upon the closing price on the New York Stock Exchange on such date.

The number of Common Shares outstanding as of February 23, 2017 was 83,545,021 ($.01 par value).

Documents Incorporated by Reference

Portions of the definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 10, 2017, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2016 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.

We believe combining the annual reports on Form 10-K of the Parent Company and the Operating Partnership into this single report benefits investors by:

•
enhancing investors’ understanding of the Parent Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminating duplicative disclosure and providing a more streamlined and readable presentation of information because a substantial portion of the Company’s disclosure applies to both the Parent Company and the Operating Partnership; and

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

Shareholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. In order to highlight this and other differences between the Parent Company and the Operating Partnership, there are separate sections in this report, as applicable, that separately discuss the Parent Company and the Operating Partnership, including separate financial statements and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of the Parent Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the collective Company.

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended
December 31, 2016

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

•	financing risks, including the availability of, and costs associated with, sources of liquidity;

•	our ability to refinance, or extend the maturity dates of, our indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant bankruptcies;

•	the competitive environment in which we operate;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	our ability to maintain our status as a real estate investment trust for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property we own;

•	the impact of online retail and the perception that such retail has on the value of shopping center assets;

•	risks related to the geographical concentration of our properties in Florida, Indiana and Texas;

•	insurance costs and coverage;

•	risks associated with cybersecurity attacks and the loss of confidential information and other business disruptions;

•	other factors affecting the real estate industry generally; and

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

Overview

Kite Realty Group Trust is a publicly-held real estate investment trust which, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality neighborhood and community shopping centers in selected markets in the United States.  We derive revenues primarily from activities associated with the collection of contractual rents and reimbursement payments from tenants at our properties.  Our operating results therefore depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the United States retail sector, interest rate volatility, job growth and overall economic and real estate market conditions.

As of December 31, 2016, we owned interests in 108 operating retail properties totaling approximately 21.4 million square feet of gross leasable area (including approximately 6.3 million square feet of non-owned anchor space) located in 20 states.  Our retail operating portfolio was 95.4% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 2.8% of our total annualized base rent. In the aggregate, our largest 25 tenants accounted for 35.2% of our annualized base rent.  See Item 2, “Properties” for a list of our top 25 tenants by annualized base rent.

As of December 31, 2016, we had an interest in two development projects under construction. Upon completion, these projects are anticipated to have approximately 0.4 million square feet of gross leasable area. In addition to our development projects, as of December 31, 2016, we had nine redevelopment projects, which are expected to contain 1.6 million square feet of gross leasable area upon completion.

Significant 2016 Activities

Operating Activities

We continued to drive strong operating results from our portfolio as follows:

•	Net income attributable to common shareholders was $1.2 million for the year ended December 31, 2016;

•	Same Property Net Operating Income ("Same Property NOI") increased 2.9% in 2016 compared to 2015 primarily due to increases in rental rates and improved expense control and operating expense recovery;

•	We executed leases on 179 new and 209 renewal spaces for approximately 2.0 million square feet of retail space in 2016, achieving a blended rent spread of 9.8% for comparable signed leases;

•	Excluding the nine properties under redevelopment, our operating portfolio annual base rent per square foot as of December 31, 2016 was $15.53, a 2.0% increase from the end of the prior year; and

•	We maintained efficiency metrics, which we define as a combination of operating margin and general and administrative expenses to revenue, in the top third of our peer group.

Development and Redevelopment Activities

We believe evaluating our operating properties for development and redevelopment opportunities enhances shareholder value as it will make them more attractive for leasing to new tenants and it improves long-term values and economic returns. We initiated, advanced, and completed a number of development and redevelopment activities in 2016, including the following:

•
Parkside Town Commons – Phase II near Raleigh, North Carolina – We delivered a 32,000 square foot space to Stein Mart, which is expected to open in the first half of 2017. In addition, we are negotiating a lease to replace the remaining vacant anchor space, which would increase the committed level to 91.5%.

•
Holly Springs Towne Center – Phase II near Raleigh, North Carolina – We substantially completed construction on this development and transitioned this project to the operating portfolio in the second quarter of 2016.  Phase II of the development is anchored by Bed Bath & Beyond, DSW, and Carmike Theatres. We have executed a lease for 23,000 square feet with O2 Fitness for the expansion phase of this development.

•
Tamiami Crossing in Naples, Florida – We substantially completed construction on this development and transitioned this 100% occupied project to the operating portfolio in the second quarter of 2016. This center is anchored by Ross Dress for Less, Ulta, Michaels, Petsmart, Stein Mart and Marshalls.

•
Under Construction Redevelopment, Reposition, and Repurpose (“3-R”) Projects. Our 3-R initiative, which includes a total of 20 projects under construction or active evaluation, continued to progress in 2016. There are a total of 10 projects currently under construction, which have an estimated combined annualized return of approximately 9% to 10%, with aggregate costs for these projects expected to range between $58.0 million to $66.5 million. We completed construction on the following four 3-R projects during the fourth quarter of 2016:

◦
Hitchcock Plaza in Augusta-Aiken, Georgia – We completed a conversion of vacant space into multiple junior anchor boxes and incremental shop space and executed a new lease with Petco, which opened in October 2016.

◦	Shops at Moore in Oklahoma City, Oklahoma – We completed the recapture and expansion of existing vacant space and executed a lease with Five Below, which opened in September 2016.

◦	Tarpon Bay Plaza in Naples, Florida – We completed the recapture of a vacant junior anchor space and executed a new lease with PetSmart, which opened in December 2016.

◦	Traders Point in Indianapolis, Indiana – We completed the renovation of the existing AMC theater to upgrade the space into a premier entertainment center.

Financing and Capital Raising Activities.

 In 2016, we were able to further strengthen our balance sheet and improve our financial flexibility and liquidity to fund future growth.  We ended the year with approximately $430 million of combined cash and borrowing capacity on our unsecured revolving credit facility.  In addition, we have approximately $90 million of debt maturities through December 31, 2020. Significant financing and capital raising activities in 2016 included:

•	In June 2016, we drew the remaining $100 million on our $200 million seven-year unsecured term loan ("7-Year Term Loan");

•
In July 2016, we amended and restated our credit agreement and extended the maturity date of our $500 million unsecured revolving credit facility to July 28, 2020 (with two six-month extension options), and separated our existing $400 unsecured term loan into a $200 million unsecured term loan maturing July 1, 2019 ("Term Loan A") and a $200 million unsecured term loan maturing July 28, 2021 ("Term Loan B").

•
In September 2016, we completed a $300 million public offering of 4.00% Senior Notes due October 1, 2026 ("the Notes").  The net proceeds from the issuance of the Notes were utilized to retire the $200 million Term

Loan A, to retire the $75.9 million construction loan secured by our Parkside Town Commons operating property and fund a portion of the retirement of $35 million in secured loans.

•
We issued 137,229 of our common shares at an average price per share of $29.52 pursuant to our at-the-market equity program, generating gross proceeds of approximately $4.1 million and, after deducting commissions and other costs, net proceeds of approximately $3.8 million.

•	We retired $240.2 million of property level secured debt. As a result, the ratio of secured debt to undepreciated assets declined from 23.0% to 16.9% as of December 31, 2015 and 2016, respectively.

•	We ended 2016 with a debt service coverage ratio of 3.5x.

Portfolio Recycling Activities

During the second quarter of 2016, we sold our Shops at Otty operating property in Portland, Oregon, for a net gain of $0.2 million. In addition, during the fourth quarter of 2016, we sold our Publix at St. Cloud operating property in St. Cloud, Florida, for a net gain of $4.2 million. We did not acquire any operating properties in 2016.

2016 Cash Distributions

In 2016, we declared and paid total cash distributions of $1.165 per common share with payment dates as follows:

Payment Date	Amount Per Share
April 13, 2016	$0.2875
July 14, 2016	$0.2875
October 13, 2016	$0.2875
January 13, 2017	$0.3025

Business Objectives and Strategies

Our primary business objectives are to increase the cash flow and build or realize capital appreciation of our properties, achieve sustainable long-term growth and maximize shareholder value primarily through the operation, acquisition, development, and redevelopment of well-located community and neighborhood shopping centers.  We invest in properties with well-located real estate and strong demographics, and we use our leasing and management strategies to improve the long-term values and economic returns of our properties.  We believe the properties identified as part of our 3-R initiative represent attractive opportunities for future renovation and expansion.

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

•
maintaining strong tenant and retailer relationships in order to avoid rent interruptions and reduce marketing, leasing and tenant improvement costs that result from re-leasing space to new tenants; and

•	taking advantage of under-utilized land or existing square footage, reconfiguring properties for better use, or adding ancillary income areas to existing facilities.

We successfully executed our operating strategy in 2016 in a number of ways, including improving our Same Property NOI by 2.9%. We generated a blended new and renewal positive cash leasing spread of 9.8% in 2016.  We have also been successful in maintaining a diverse retail tenant mix with no tenant accounting for more than 2.8% of our annualized base rent. See Item 2, “Properties” for a list of our top tenants by gross leasable area and annualized base rent.

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

•
disposing of selected assets that no longer meet our long-term investment criteria and recycling the net proceeds into assets that provide attractive returns and rent growth potential in targeted markets or using the proceeds to improve our financial position; and

•	selectively pursuing the acquisition of retail operating properties, portfolios and companies in markets with strong demographics.

In evaluating opportunities for potential acquisition, development, redevelopment and disposition, we consider a number of factors, including:

•	the expected returns and related risks associated with the investments relative to our combined cost of capital to make such investments;

•	the current and projected cash flow and market value of the property and the potential to increase cash flow and market value if the property were to be successfully re-leased or redeveloped;

•	the price being offered for the property, the current and projected operating performance of the property, the tax consequences of the sale, and other related factors;

•
the current tenant mix at the property and the potential future tenant mix that the demographics of the property could support, including the presence of one or more additional anchors (for example, value retailers, grocers, soft goods stores, theaters, office supply stores, or sporting goods retailers), as well as an overall diverse tenant mix that includes restaurants, shoe and clothing retailers, specialty shops and service retailers such as banks, dry cleaners and hair salons, some of which provide staple goods to the community and offer a high level of convenience;

•	the configuration of the property, including ease of access, availability of parking, visibility, and the demographics of the surrounding area; and

•	the level of success of existing properties in the same or nearby markets.

In 2016, we delivered six strong development and redevelopment projects to the operating portfolio, and we expect to deliver several more in 2017. Our 3-R initiative currently includes 10 projects under construction with total estimated costs of $58.0 million to $66.5 million. In addition, we are currently evaluating additional opportunities at 10 of our operating properties, with total estimated costs expected to be in the range of $80 million to $100 million.

Financing and Capital Preservation Strategy. We finance our acquisition, development, and redevelopment activities seeking to use the most advantageous sources of capital available to us at the time.  These sources may include the reinvestment of cash flows generated by operations, the sale of common or preferred shares through public offerings or private placements, the reinvestment of proceeds from the disposition of assets, the incurrence of additional indebtedness through secured or unsecured borrowings, and entering into real estate joint ventures.

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

Strengthening our balance sheet continues to be one of our top priorities.  We achieved an investment grade credit rating in 2014 and completed an inaugural public offering of our Notes in the third quarter of 2016.  We expect our investment grade credit rating will continue to enable us to opportunistically access the public unsecured bond market and will allow us to lower our cost of capital and provide greater flexibility in managing the acquisition and disposition of assets in our operating portfolio. In addition, through the retirement of $240.2 million of property level secured debt in 2016, we were able to unencumber approximately $410 million of gross assets associated with our operating properties and maintain a strong debt service coverage ratio of 3.5x.

We intend to continue implementing our financing and capital strategies in a number of ways, which may include one or more of the following actions:

•
prudently managing our balance sheet, including maintaining sufficient capacity under our unsecured revolving credit facility so that we have additional capacity available to fund our development and redevelopment projects and pay down maturing debt if refinancing that debt is not feasible;

•
extending the maturity dates of and/or refinancing our near-term mortgage, construction and other indebtedness. Through our efforts in 2016, we increased our weighted average debt maturities to 6.4 years as of December 31, 2016 compared to 5.2 years as of December 31, 2015;

•	managing our cash flow from operations;

•	expanding our unencumbered asset pool;

•	raising additional capital through the issuance of common shares, preferred shares or other securities;

•	managing our exposure to interest rate increases on our variable-rate debt through the use of fixed rate hedging transactions;

•	issuing unsecured bonds in the public markets, and securing property-specific long-term non-recourse financing; and

•	entering into joint venture arrangements in order to access less expensive capital and to mitigate risk.

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

Government Regulation

We and our properties are subject to a variety of federal, state, and local environmental, health, safety and similar laws, including:

Americans with Disabilities Act. Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA"), to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

Affordable Care Act. Effective January 2015, we may be subject to excise taxes under the employer mandate provisions of the Affordable Care Act ("ACA") if we (i) do not offer health care coverage to substantially all of our full-time employees and their dependents or (ii) do not offer health care coverage that meets the ACA's affordability and minimum value standards. The excise tax is based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than $0.4 million, as we had 153 full-time employees as of December 31, 2016.

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

Offices

Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

As of December 31, 2016, we had 153 full-time employees. The majority of these employees were based at our Indianapolis, Indiana headquarters.

Segment Reporting

Our primary business is the ownership and operation of neighborhood and community shopping centers. We do not distinguish or group our operations on a geographical basis, or any other basis, when measuring performance. Accordingly, we have one operating segment, which also serves as our reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States ("GAAP").

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

RISKS RELATED TO OUR OPERATIONS

Because of our geographic concentration in Florida, Indiana and Texas, a prolonged economic downturn in these states could materially and adversely affect our financial condition and results of operations.

The specific markets in which we operate may face challenging economic conditions that could persist into the future.  In particular, as of December 31, 2016, rents from our owned square footage in the states of Florida, Indiana and Texas comprised 24%, 14%, and 13% of our annualized base rent, respectively.  This level of concentration could expose us to greater economic risks than if we owned properties in numerous geographic regions. Adverse economic or real estate trends in Florida, Indiana, Texas, or the surrounding regions, or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms, or at all, and have other material adverse effects on our business.

Disruptions in the financial markets generally, or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing at favorable rates or at all.  These disruptions could impact the overall amount of equity and debt financing available, lower loan to value ratios, cause a tightening of lender underwriting standards and terms and cause higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. Though we have limited debt maturities through December 31, 2020, we have approximately $6.7 million and $38.5 million of debt maturing in 2017 and 2018, respectively. If we are not successful in refinancing our outstanding debt when it becomes due, we may have to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. We currently have sufficient capacity under our unsecured revolving credit facility to retire outstanding debt maturing in 2017 and 2018 in the event we are not able to refinance such debt when it becomes due, but we cannot provide any assurance that we will be able to maintain capacity to retire any or all of our outstanding debt beyond 2018.

If economic conditions deteriorate in any of our markets, we may have to seek less attractive, alternative sources of financing and adjust our business plan accordingly. These factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events also may make it difficult or costly to raise capital through the issuance of our common shares or preferred shares. The disruptions in the financial markets have had, and may continue to have, a material adverse effect on the market value of our common shares and other aspects of our business, as well as the economy in general. Furthermore, there can be no assurances that government responses to disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or debt financing.

If our tenants are unable to secure financing necessary to continue to operate and grow their businesses and pay us rent, we could be materially and adversely affected.

Many of our tenants rely on external sources of financing to operate and grow their businesses.  As discussed above, disruptions in credit markets may adversely affect our tenants’ ability to obtain debt financing at favorable rates or at all.  If our tenants are unable to secure financing necessary to continue to operate or expand their businesses, they may be unable to meet their rent obligations to us or enter into new leases with us or be forced to declare bankruptcy and reject our leases with them, which could materially and adversely affect us.

Ongoing challenging conditions in the United States and global economies and the challenges facing our retail tenants and non-owned anchor tenants may have a material adverse effect on our financial condition and results of operations.

Certain sectors of the United States economy are experiencing sustained weakness.  Over the past several years, this structural weakness has resulted in the bankruptcy or weakened financial condition of a number of retailers, decreased consumer spending, increased home foreclosures, low consumer confidence, and reduced demand and rental rates for certain retail space. Market conditions remain challenging as lower consumer confidence has persisted.  There can be no assurance that the recovery will continue. General economic factors that are beyond our control, including, but not limited to, economic recessions, decreases in consumer confidence and consumer spending, decreases in business confidence and business spending, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, higher tax rates, business layoffs, downsizing and industry slowdowns, and/or rising inflation, could have a negative impact on the business of our retail tenants.  In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things, (i) have difficulty paying their rent obligations as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or request rental concessions on such leases, or (iv) be forced to curtail operations or declare bankruptcy.  We are also susceptible to other developments and conditions that could have a material adverse effect on our business. These developments and conditions include relocations of businesses, changing demographics (including the number of households and average household income surrounding our properties), increased Internet shopping, changes in retailers' and consumers' preferences and behaviors, infrastructure quality, federal, state, and local budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation, decreasing valuations of real estate, and other factors.

Further, we continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate assets may not be recoverable.  Challenging market conditions could require us to recognize impairment charges with respect to one or more of our properties, or a loss on the disposition of one or more of our properties.

Our real estate assets may be subject to impairment charges, which may negatively affect our net income.

Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable through future operations. On at least a quarterly basis, we evaluate whether there are any indicators, including poor operating performance or deteriorating general market conditions, that the value of our real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. As part of this evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including current and projected rental rates, costs of tenant improvements, leasing commissions, anticipated hold periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss, and such loss could be material to our financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over estimated fair value. If such negative indicators, as described above, are not identified, management will not assess the recoverability of a property's carrying value.

The estimation of the fair value of real estate assets is highly subjective and is typically determined through comparable sales information and other market data if available or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. Such cash flow projections consider factors, including expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore are subject to a significant degree of management judgment. Changes in those factors could impact the determination of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.

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

Our business is significantly influenced by demand for retail space generally, a decrease in which may have a greater adverse effect on our business than if we owned a more diversified real estate portfolio.

Because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space, due to the economic factors discussed above or otherwise, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate property portfolio. The market for retail space has been, and could be in the future, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, increasing consumer purchases through the Internet and the perception such online retail has on the value of shopping center assets. To the extent that any of these conditions occur, they are likely to negatively affect market rents for retail space and could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

The closure of any stores by any non-owned anchor tenant or major tenant with leases in multiple locations, because of a deterioration of its financial condition or otherwise, could have a material adverse effect on our results of operations.

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  In the event of a prolonged or severe economic downturn, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. Lease terminations or failure of a major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers because of contractual co-tenancy termination or rent reduction rights under the terms of some leases.  In that event, we may be unable to re-lease the vacated space at attractive rents or at all.  Additionally, in the event our tenants are involved in mergers or acquisitions with or by third parties or undertake other restructurings, such tenants may choose to terminate their leases, vacate the leased premises or not renew their leases if they consolidate, downsize or relocate their operations as a result of the transaction. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could have a material adverse effect on our results of operations. As of December 31, 2016, the five largest tenants in our operating portfolio as a percentage of total annualized base rent were as follows:

Tenant	% of Total Portfolio Annualized Base Rent
Publix Super Markets, Inc.	2.8%
The TJX Companies, Inc.	2.5%
Petsmart, Inc.	2.2%
Bed Bath & Beyond, Inc.	2.2%
Ross Stores, Inc.	2.1%

We face potential material adverse effects from tenant bankruptcies, and we may be unable to collect balances due from such tenants, replace the tenant at current rates, or at all.

Tenant bankruptcies may increase during periods of difficult economic conditions. We cannot make any assurances that a tenant that files for bankruptcy protection will continue to pay its rent obligations. A bankruptcy filing by one of our tenants or a lease guarantor would legally prohibit us from collecting pre-bankruptcy debts from that tenant or the lease guarantor, unless we receive an order from the bankruptcy court permitting us to do so. Such bankruptcies could delay or ultimately preclude collection of amounts owed to us. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages, including pre-bankruptcy balances. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold from a tenant in bankruptcy, which would result in a reduction in our cash flow and in the amount of cash available for distribution to our shareholders.

Moreover, we are continually re-leasing vacant spaces resulting from tenant lease terminations. The bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could materially adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

We had $1.7 billion of consolidated indebtedness outstanding as of December 31, 2016, which may have a material adverse effect on our financial condition and results of operations and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest may materially adversely affect our operating performance. We had $1.7 billion of consolidated outstanding indebtedness as of December 31, 2016.  At December 31, 2016, $594.0 million  of our debt bore interest at variable rates ($119.7 million when reduced by our $474.3 million of fixed interest rate swaps). Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it could materially adversely affect our results of operations. For example, if market rates of interest on our variable rate debt outstanding, net of cash flow hedges, as of December 31, 2016 increased by 1%, the increase in interest expense on our unhedged variable rate debt would decrease future cash flows by approximately $1.2 million annually.

We may incur additional debt in connection with various development and redevelopment projects and may incur additional debt upon the future acquisition of operating properties. Our organizational documents do not limit the amount of indebtedness that we may incur. We may borrow new funds to develop or acquire properties. In addition, we may increase our mortgage debt by obtaining loans secured by some or all of the real estate properties we develop or acquire. We also may borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual “REIT taxable income” (determined before the deduction of dividends paid and excluding net capital gains) or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes or otherwise avoid paying taxes that can be eliminated through distributions to our shareholders.

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

Our unsecured revolving credit facility and various other debt agreements contain certain Events of Default which include, but are not limited to, failure to make principal or interest payments when due, failure to perform or observe any term, covenant or condition contained in the agreements, failure to maintain certain financial and operating ratios and other criteria, misrepresentations, acceleration of other material indebtedness and bankruptcy proceedings.  In the event of a default under any of these agreements, the lender would have various rights including, but not limited to, the ability to require the acceleration of the payment of all principal and interest due and/or to terminate the agreements and, to the extent such debt is secured, to foreclose on the properties.  The declaration of a default and/or the acceleration of the amount due under any such credit agreement could have a material adverse effect on our business, limit our ability to make distributions to our shareholders, and prevent us from obtaining additional funds needed to address cash shortfalls or pursue growth opportunities.

Certain of our loan agreements contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under such loans.  The agreements relating to our unsecured revolving credit facility, Term Loan B and 7-Year Term Loan contain provisions providing that any “Event of Default” under one of these facilities or loans will constitute an “Event of Default” under the other facility or loan. In addition, these agreements relating to our unsecured revolving credit facility, Term Loan B and 7-Year Term Loan, as well as the agreement relating to our Notes, include a provision providing that any payment default under an agreement relating to any material indebtedness will constitute an “Event of Default” thereunder. These provisions could allow the lending institutions to accelerate the amount due under the loans.  If payment is accelerated, our assets may not be sufficient to repay such debt in full, and, as a result, such an event may have a material adverse effect on our cash flow, financial condition and results of operations.  We were in compliance with all applicable covenants under the agreements relating to our unsecured revolving credit facility, Term Loan B, 7-Year Term Loan and Notes as of December 31, 2016, although there can be no assurance that we will continue to remain in compliance in the future.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

A significant amount of our indebtedness is secured by our real estate assets. If a property or group of properties is mortgaged to secure payment of debt and we are unable to make the required periodic mortgage payments, the lender or the holder of the mortgage could foreclose on the property, resulting in the loss of our investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the "Code"). If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our shareholders and our earnings will be limited.  In addition, as a result of cross-collateralization or cross-default provisions contained in certain of our mortgage loans, a default under one mortgage loan could result in a default on other indebtedness and cause us to lose other better performing properties, which could materially and adversely affect our financial condition and results of operations.

We are subject to risks associated with hedging agreements.

We use a combination of interest rate protection agreements, including interest rate swaps, to manage risk associated with interest rate volatility. This may expose us to additional risks, including a risk that the counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial effect on our results of operations or financial condition. Further, should we choose to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under such agreement.

Our performance and value are subject to risks associated with real estate assets and the real estate industry.

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

In addition, other events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include but are not limited to:

•
adverse changes in the national, regional and local economic climate, particularly in Florida, where 24% of our total annualized base rent is located; Indiana, where 14% of our total annualized base rent is located; and Texas, where 13% of our total annualized base rent is located;

•	tenant bankruptcies;

•	local oversupply of rental space, increased competition or reduction in demand for rentable space;

•	inability to collect rent from tenants or having to provide significant rent concessions to tenants;

•	vacancies or our inability to rent space on favorable terms;

•	downward trends in market rental rates;

•	inability to finance property development, tenant improvements and acquisitions on favorable terms;

•	increased operating costs, including costs incurred for maintenance, insurance premiums, utilities and real estate taxes and a decrease in our ability to recover such increased costs from our tenants;

•	the need to periodically fund the costs to repair, renovate and re-lease spaces in our operating properties;

•	decreased attractiveness of our properties to tenants;

•	weather conditions that may increase energy costs and other weather-related expenses, such as snow removal costs;

•
changes in laws and governmental regulations and costs of complying with such changed laws and governmental regulations, including those involving health, safety, usage, zoning, the environment and taxes;

•	civil unrest, acts of terrorism, earthquakes, hurricanes and other national disasters or acts of God that may result in underinsured or uninsured losses;

•	the relative illiquidity of real estate investments;

•	changing demographics (including the number of households and average household income surrounding our properties); and

•	changing customer traffic patterns.

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

Our current and any future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

As of December 31, 2016, we owned 10 of our operating properties through consolidated joint ventures and one through an unconsolidated joint venture. As of December 31, 2016, the 10 properties represented 12.2% of the annualized base rent of the portfolio. In addition, we currently own land held for development through one consolidated joint venture.  Our joint ventures may involve risks not present with respect to our wholly owned properties, including the following:

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

•
disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business and possibly disrupt the day-to-day operations of the property, such as by delaying the implementation of important decisions until the conflict or dispute is resolved; and

•
we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we may not control the joint venture.

In the future, we may seek to co-invest with third parties through joint ventures that may involve similar or additional risks.

We face significant competition, which may impede our ability to renew leases or re-lease space as leases expire or require us to undertake unexpected capital improvements.

We compete with numerous developers, owners and operators of retail shopping centers, regional malls, and outlet malls for tenants. These competitors include institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same markets as ours but which have greater capital resources. As of December 31, 2016, leases representing 7.3% of our total annualized base rent were scheduled to expire in 2017.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may be unable to lease on satisfactory terms and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our leases with them expire. We also may be required to offer more substantial rent abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements than we have historically.  As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be materially adversely affected. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make which would reduce cash available for distributions to shareholders. If retailers or consumers perceive that shopping at other venues, online or by phone is more convenient, cost-effective or otherwise more attractive, our revenues and profitability also may suffer.

Our future developments, redevelopments and acquisitions may not yield the returns we expect or may result in dilution in shareholder value.

As of December 31, 2016, we have two development projects and 10 3-R projects under construction. New development and redevelopment projects and property acquisitions are subject to a number of risks, including, but not limited to:

•	abandonment of development and redevelopment activities after expending resources to determine feasibility;

•	construction delays or cost overruns that may increase project costs;

•
the failure of our pre-acquisition investigation of a property or building , and any related representations we may receive from the seller, to reveal various liabilities or defects or identify necessary repairs until after the property is acquired, which could reduce the cash flow from the property or increase our acquisition costs;

•
as a result of competition for attractive development and acquisition opportunities, we may be unable to acquire assets as we desire or the purchase price may be significantly elevated, which may impede our growth;

•	the failure to meet anticipated occupancy or rent levels within the projected time frame, if at all;

•	inability to operate successfully in new markets where new properties are located;

•	inability to successfully integrate new properties into existing operations;

•	exposure to fluctuations in the general economy due to the significant time lag between commencement and completion of development and redevelopment projects;

•	failure to receive required zoning, occupancy, land use and other governmental permits and authorizations and changes in applicable zoning and land use laws; and

•	difficulty or inability to obtain any required consents of third parties, such as tenants, mortgage lenders and joint venture partners

In addition, if a project is delayed or if we are unable to lease designated space to anchor tenants, certain tenants may have the right to terminate their leases. If any of these situations occur, development costs for a project may increase, which may result in reduced returns, or even losses, from such investments. In deciding whether to acquire, develop, or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property. If these properties do not perform as expected, our financial performance may be materially and adversely affected, or an impairment charge could occur. In addition, the issuance of equity securities as consideration for any significant acquisitions could be dilutive to our shareholders.

We may not be successful in acquiring desirable operating properties, for which we face significant competition, or identifying development and redevelopment projects that meet our investment criteria, both of which may impede our growth.

Part of our business strategy is expansion through property acquisitions and development and redevelopment projects, which requires us to identify suitable opportunities that meet our criteria and are compatible with our growth and profitability strategies. We continue to evaluate the market and may acquire properties when we believe strategic opportunities exist. However, we may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including other REITs and institutional investment funds. Even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price, reducing the return to our shareholders. Additionally, we may not be successful in identifying suitable real estate properties or other assets that meet our development or redevelopment criteria, or we may fail to complete developments, redevelopments, acquisitions or investments on satisfactory terms. Failure to identify or complete developments, redevelopments or acquisitions could slow our growth, which could in turn materially adversely affect our operations.

Development and redevelopment activities may be delayed or may not perform as expected and, in the case of an unsuccessful project, our entire investment could be at risk for loss.

We currently have two development projects and 10 3-R projects under construction. We have also identified 10 additional 3-R opportunities at our operating properties and expect to commence redevelopment in the future. In connection with any development or redevelopment of our properties, we will bear certain risks, including the risk of construction delays or cost overruns that may increase project costs and make a project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, various tenants may have the right to withdraw from a property if a development or redevelopment project is not completed on schedule and required third-party consents may be withheld. In the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss, or an impairment charge could occur.

We may not be able to sell properties when appropriate or on terms favorable to us and could, under certain circumstances, be required to pay a 100% "prohibited transaction" penalty tax related to the properties we sell.

Real estate property investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future.  Before a property can be sold, we may need to make expenditures to correct defects or to make improvements. We may not have funds available to correct such defects or to make such improvements, and if we cannot do so, we might not be able to sell the property or might be required to sell the property on unfavorable terms. Furthermore, in acquiring a property, we might agree to provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as limitations on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could adversely affect our financial condition and results of operations.

Also, the tax laws applicable to REITs impose a 100% penalty tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell. Therefore, we may be unable to adjust our portfolio mix promptly in response to market conditions, which may adversely affect our financial position. In addition, we will be subject to income taxes on gains from the sale of any properties owned by any taxable REIT subsidiary.

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

Our existing properties and any properties we develop or acquire in the future are and will continue to be subject to operating risks common to real estate in general, any or all of which may negatively affect us. The expenses of owning and operating properties generally do not decrease, and may increase, when circumstances such as market factors and competition cause a reduction in income from the properties. Our properties continue to be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, regardless of such properties’ occupancy rates. As a result, if any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. Therefore, rising operating expenses could reduce our cash flow and funds available for future distributions, particularly if such expenses are not offset by corresponding revenues.

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

Our properties must comply with Title III of the ADA to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants and the incurrence of additional costs associated with bringing the properties into compliance. Although we believe the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. While the tenants to whom our properties are leased are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate the properties subject to, those requirements. The resulting expenditures and restrictions could have a material adverse effect on our ability to meet our financial obligations.

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

Rising interest rates could increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distributions to our shareholders, as well as decrease our share price, if investors seek higher yields through other investments.

An environment of rising interest rates could lead investors to seek higher yields through other investments, which could adversely affect the market price of our common shares. One of the factors that may influence the price of our common shares in public markets is the annual distribution rate we pay as compared with the yields on alternative investments. Several other factors, such as governmental regulatory action and tax laws, could have a significant impact on the future market price of our common shares. In addition, increases in market interest rates could result in increased borrowing costs for us, which may adversely affect our cash flow and the amounts available for distributions to our shareholders.

We and our tenants face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.

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

(1)  There are ownership limits and restrictions on transferability in our declaration of trust. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to satisfy this requirement and for anti-takeover reasons, our declaration of trust generally prohibits any shareholder (other than an excepted holder or certain designated investment entities, as defined in our declaration of trust) from owning (actually, constructively or by attribution), more than 7% of the value or number of our outstanding common shares. Our declaration of trust provides an excepted holder limit that allows members of the Kite family (Al Kite, John Kite and Paul Kite, their family members and certain entities controlled by one or more of the Kites), as a group, to own more than 7% of our outstanding common shares, so long as, under the applicable tax attribution rules, no one excepted holder treated as an individual would hold more than 21.5% of our common shares, no two excepted holders treated as individuals would own more than 28.5% of our common shares, no three excepted holders treated as individuals would own more than 35.5% of our common shares, no four excepted holders treated as individuals would own more than 42.5% of our common shares, and no five excepted holders treated as individuals would own more than 49.5% of our common shares. Currently, one of the excepted holders would be attributed all of the common shares owned by each other excepted holder and, accordingly, the excepted holders as a group would not be allowed to own in excess of 21.5% of our common shares. If at a later time, there were not one excepted holder that would be attributed all of the shares owned by the excepted holders as a group, the excepted holder limit would not permit each excepted holder to own 21.5% of our common shares. Rather, the excepted holder limit would prevent two or more excepted holders who are treated as individuals under the applicable tax attribution rules from owning a higher percentage of our common shares than the maximum amount of common shares that could be owned by any one excepted holder (21.5%), plus the maximum amount of common shares that could be owned by any one or more other individual common shareholders who are not excepted holders (7%). Certain entities that are defined as designated investment entities in our declaration of trust, which generally include pension funds, mutual funds, and certain investment management companies, are permitted to own up to 9.8% of our outstanding common shares, so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the 7% ownership limit if those beneficial owners owned directly their proportionate share of the common shares owned by the designated investment entity. Our Board of Trustees may waive, and has waived in the past, the 7% ownership limit or the 9.8% designated investment entity limit for a shareholder that is not an individual if such shareholder provides information and makes representations that are satisfactory to the Board of Trustees, in its reasonable discretion, to establish that such person’s ownership in excess of the 7% limit or the 9.8% limit, as applicable, would not jeopardize our qualification as a REIT. In addition, our declaration of trust contains certain other ownership restrictions intended to prevent us from earning income from related parties if such income would cause us to fail to comply with the REIT gross income requirements. The various ownership restrictions may:

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

(2)   Our declaration of trust permits our Board of Trustees to issue preferred shares with terms that may discourage a third party from acquiring us. Our declaration of trust permits our Board of Trustees to issue up to 40,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our Board of Trustees. Thus, our Board of Trustees could authorize the issuance of additional preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares. In addition, any preferred shares that we issue likely would rank senior to our common shares with respect to payment of distributions, in which case we could not pay any distributions on our common shares until full distributions were paid with respect to such preferred shares.

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

Our declaration of trust authorizes our Board of Trustees to, among other things, issue additional common shares without shareholder approval. The issuance of substantial numbers of our common shares in the public market or the perception that such issuances might occur could adversely affect the per share trading price of our common shares. In addition, any such issuance could dilute our existing shareholders' interests in our company. Furthermore, if our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2016, we had outstanding 83,545,398 common shares, and substantially all of these shares are freely tradable.  In addition, 1,942,340 units of our Operating Partnership were owned by our executive officers and other individuals as of December 31, 2016, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC to register common shares issued (or issuable upon redemption of units in our Operating Partnership) in our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

Our future success depends, to a significant extent, upon the continued services of our existing executive officers.  The experience of our executive officers in the areas of real estate acquisition, development, finance and management is a critical element of our future success. We have employment agreements with each of our executive officers.  The term of each employment agreement runs through June 30, 2017, with automatic one-year renewals commencing each July 1st thereafter unless either we or the officer elects not to renew.  If one or more of our key executives were to die, become disabled or otherwise leave our employ, we may not be able to replace this person with an executive officer of equal skill, ability, and industry expertise within a reasonable timeframe. Until suitable replacements could be identified and hired, our operations and financial condition could be negatively affected.

We depend on external capital to fund our capital needs.

To qualify as a REIT, we are required to distribute to our shareholders each year at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains). In order to eliminate federal income tax, we are required to distribute annually 100% of our net taxable income, including capital gains. Partly because of these distribution requirements, we may not be able to fund all future capital needs, including capital for property development, redevelopment and acquisitions, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms, if at all.  Any additional debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing shareholders.  Our access to third-party sources of capital depends on a number of things, including:

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

Our common share price could be volatile and could decline, resulting in a substantial or complete loss of our shareholders’ investment.

The stock markets (including The New York Stock Exchange (the “NYSE”) on which we list our common shares) have experienced significant price and volume fluctuations. The market price of our common shares could be similarly volatile, and investors in our shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

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

The cash available for distribution to shareholders may not be sufficient to pay distributions at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make cash distributions and/or may choose to make distributions in party payable in our common shares.

If cash available for distribution generated by our assets decreases in future periods from expected levels, our inability to make expected distributions could result in a decrease in the market price of our common shares.  All distributions will be made at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our Board of Trustees may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. Finally, although we do not currently intend to do so, in order to maintain our REIT qualification, we may make distributions that are in part payable in our common shares. Taxable shareholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits and may be required to sell shares received in such distribution or may be required to sell other shares or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a significant number of our shareholders determine to sell common shares in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common shares.

Future offerings of debt securities, which would be senior to our equity securities, may adversely affect the market prices of our common shares.

In the future, we may attempt to increase our capital resources by making offerings of debt securities, including unsecured notes, medium term notes, and senior or subordinated notes. Holders of our debt securities will generally be entitled to receive interest payments, both current and in connection with any liquidation or sale, prior to the holders of our common shares being entitled to receive distributions. Future offerings of debt securities, or the perception that such offerings may occur, may reduce the market prices of our common shares and/or the distributions that we pay with respect to our common shares. Because we may generally issue such debt securities in the future without obtaining the consent of our shareholders, our shareholders will bear the risk of our future offerings reducing the market prices of our equity securities.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common shares, our share price and trading volume could be negatively affected.

The trading market for our shares is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, our share price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common share price or trading volume to decline and our shares to be less liquid. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire additional properties or other businesses by using our shares as consideration, which in turn could materially adversely affect our business. In addition, the stock market in general, and the NYSE and REITs in particular, have within the last year experienced significant price and volume fluctuations. These broad market and industry factors may decrease the market price of our shares, regardless of our actual operating performance. For these reasons, among others, the market price of our shares may decline substantially and quickly.

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

If we fail to qualify as a REIT for federal income tax purposes and are unable to avail ourselves of certain savings provisions set forth in the Code, we would be subject to federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. Since we are the successor to Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") for federal income tax purposes as a result of its merger with us (the "Merger"), the rule against re-electing REIT status following a loss of such status also would apply to us if Inland Diversified failed to qualify as a REIT in any of its 2011 through 2014 tax years.  Although Inland Diversified believed that it was organized and operated in conformity with the requirements for qualification and taxation as a REIT for each of its taxable years prior to the Merger, Inland Diversified did not request a ruling from the IRS that it qualified as a REIT, and thus no assurance can be given that it qualified as a REIT.

If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. Moreover, such failure would cause an event of default under our unsecured revolving credit facility and unsecured term loans and may adversely affect our ability to raise capital and to service our debt.  This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders. If we failed to qualify as a REIT for federal income tax purposes and were able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.  If Inland Diversified failed to qualify as a REIT for a taxable year before the Merger or that includes the Merger and no relief is available, in connection with the Merger we would succeed to any earnings and profits accumulated by Inland Diversified for taxable periods that it did not qualify as a REIT, and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including significant interest payments to the IRS) to eliminate such earnings and profits.

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

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets (each such hedge, a "Borrowing Hedge") or manages the risk of certain currency fluctuations (each such hedge, a "Currency Hedge"), and such instrument is properly identified under applicable Treasury Regulations. The exclusion from 95% and 75% gross income tests also applies if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new properly identified hedging transaction to offset the prior hedging position. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the taxable REIT subsidiary.

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

There is a risk that the tax laws applicable to REITs may change.

The IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, regulations and other guidance. Legislative and regulatory changes, including comprehensive tax reform, may be more likely in the 115th Congress, which convened in January 2017, because the Presidency and both chambers of Congress will be controlled by the same political party. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Retail Operating Properties

As of December 31, 2016, we owned interests in a portfolio of 108 retail operating properties totaling approximately 21.4 million square feet of total Gross Leasable Area (“GLA”) (including approximately 6.3 million square feet of non-owned anchor space).  The following table sets forth more specific information with respect to our retail operating properties as of December 31, 2016:

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per Sq. ft.	Major Owned Tenants	Major Non-owned Tenants
			Total	Anchors	Shops	Total	Anchors	Shops
Alabama
Clay Marketplace	Birmingham	1966/2003	63,107	44,840	18,267	97.6%	100.0%	91.5%	$12.50	Publix
Trussville Promenade	Birmingham	1999	463,617	376,010	87,607	95.0%	100.0%	73.3%	9.45	Wal-Mart, Regal Cinemas, Marshalls, Big Lots, PetSmart, Dollar Tree, Ross Dress for Less	Kohl's, Sam's Club
Arizona
The Corner	Tucson	2008	79,902	55,883	24,019	100.0%	100.0%	100.0%	29.03	Nordstrom Rack, Total Wine & More	Home Depot
Connecticut
Crossing at Killingly Commons[3]	Killingly	2010	208,929	148,250	60,679	97.0%	100.0%	89.5%	16.44	TJ Maxx, Bed Bath & Beyond, Michaels, Petco, Staples, Stop & Shop Supermarket, Lowe's Home Improvement	Target
Florida
12th Street Plaza	Vero Beach	1978/2003	135,016	121,376	13,640	97.9%	100.0%	79.2%	9.64	Publix, Stein Mart, Tuesday Morning, Sunshine Furniture, Planet Fitness
Bayport Commons	Tampa	2008	97,193	71,540	25,653	93.7%	100.0%	76.2%	15.90	Gander Mountain, PetSmart, Michaels	Target
Bolton Plaza	Jacksonville	1986/2014	154,555	136,195	18,360	100.0%	100.0%	100.0%	9.59	LA Fitness, Academy Sports, Marshalls, Aldi
Centre Point Commons	Bradenton	2007	119,275	93,574	25,701	100.0%	100.0%	100.0%	17.12	Best Buy, Dick's Sporting Goods, Office Depot	Lowe's Home Improvement
Cobblestone Plaza	Ft. Lauderdale	2011	133,220	68,169	65,051	98.7%	100.0%	97.3%	27.24	Whole Foods, Party City
Colonial Square	Fort Myers	2010	182,358	146,283	36,075	69.2%	71.4%	60.6%	12.87	Around the Clock Fitness, Dollar Tree, Hobby Lobby, PetSmart, Kohl's
Cove Center	Stuart	1984/2008	155,063	130,915	24,148	95.7%	100.0%	72.5%	9.05	Publix, Beall's, Ace Hardware
Delray Marketplace[3]	Delray	2013	260,138	118,136	142,002	96.9%	100.0%	94.4%	25.26	Frank Theatres, Publix, Jos. A. Bank, Carl's Patio, Chicos, Charming Charlie, Ann Taylor, Burt & Max's
Estero Town Commons	Naples	2006	25,631	—	25,631	80.6%	—%	80.6%	14.54	Lowe's Home Improvement, Dollar Tree
Gainesville Plaza	Gainesville	1970/2015	162,243	125,162	37,081	86.4%	100.0%	40.4%	9.42	Ross Dress for Less, Burlington Coat Factory, 2nd and Charles, Save a Lot
Hunter's Creek Promenade	Orlando	1994	119,729	55,999	63,730	100.0%	100.0%	100.0%	14.4	Publix
Indian River Square	Vero Beach	1997/2004	142,706	109,000	33,706	92.4%	100.0%	68.0%	11.2	Beall's, Office Depot, Dollar Tree	Target
International Speedway Square	Daytona	1999/2013	233,443	203,405	30,038	98.3%	100.0%	86.7%	11.39	Bed, Bath & Beyond, Stein Mart, Old Navy, Staples, Michaels, Dick’s Sporting Goods, Total Wine & More, Shoe Carnival
King's Lake Square	Naples	1986/2014	88,314	57,131	31,183	96.2%	100.0%	89.3%	17.33	Publix, Royal Fitness
Lake City Commons	Lake City	2008	65,723	45,600	20,123	100.0%	100.0%	100.0%	14.59	Publix
Lake City Commons - Phase II	Lake City	2011	16,291	12,131	4,160	100.0%	100.0%	100.0%	15.41	PetSmart
Lake Mary Plaza	Orlando	2009	21,370	14,880	6,490	100.0%	100.0%	100.0%	37.26	Walgreens
Lakewood Promenade	Jacksonville	1948/1998	196,796	77,840	118,956	82.8%	100.0%	71.6%	11.82	SteinMart, Winn Dixie
Lithia Crossing	Tampa	2003/2013	90,499	53,547	36,952	100.0%	100.0%	100.0%	15.03	Stein Mart, Fresh Market
Miramar Square	Ft. Lauderdale	2008	224,725	137,505	87,220	82.9%	85.5%	78.9%	15.49	Kohl's, Miami Children's Hospital, Dollar General
Palm Coast Landing	Palm Coast	2010	166,027	100,822	65,205	100.0%	100.0%	100.0%	18.7	Michaels, PetSmart, Ross Dress for Less, TJ Maxx, Ulta Salon	Target
Pine Ridge Crossing	Naples	1993	105,867	66,351	39,516	100.0%	100.0%	100.0%	17.64	Publix, Party City	Beall's, Target

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per Sq. ft.	Major Owned Tenants	Major Non-owned Tenants
			Total	Anchors	Shops	Total	Anchors	Shops
Pleasant Hill Commons	Orlando	2008	70,642	45,600	25,042	97.2%	100.0%	92.2%	$14.85	Publix
Riverchase Plaza	Naples	1991/2001	78,291	48,890	29,401	100.0%	100.0%	100.0%	15.97	Publix
Saxon Crossing	Orange City	2009	119,894	95,304	24,590	99.0%	100.0%	95.1%	14.37	Hobby Lobby, LA Fitness	Lowe's Home Improvement, Target
Shops at Eagle Creek	Naples	1983/2013	70,805	50,187	20,618	94.7%	100.0%	81.8%	15.48	Fresh Market, Staples	Lowe's Home Improvement
Shops at Eastwood	Orlando	1997	69,037	51,512	17,525	98.2%	100.0%	92.7%	13.15	Publix
Shops at Julington Creek	Jacksonville	2011	40,219	21,038	19,181	100.0%	100.0%	100.0%	19.11	Fresh Market
Tamiami Crossing	Naples	2016	121,705	121,705	—	100.0%	100.0%	—%	12.49	Marshalls, Michaels, PetSmart, Ross Dress for Less, Stein Mart, Ulta	Wal-Mart
Tarpon Bay Plaza	Naples	2007	82,535	60,139	22,396	94.7%	100.0%	80.3%	20.95	World Market, Staples, PetSmart	Target
Temple Terrace	Temple Terrace	2012	90,377	58,798	31,579	100.0%	100.0%	100.0%	11.01	Sweetbay, United Parcel Service
The Landing at Tradition	Port St. Lucie	2007	359,774	290,396	69,378	82.7%	86.1%	68.1%	15.29	TJ Maxx, Ulta Salon, Babies "R" Us, Bed Bath & Beyond, LA Fitness, Michaels, Office Max, Old Navy, PetSmart, Pier 1, DSW	Target
Tradition Village Center	Port St. Lucie	2006	84,163	45,600	38,563	91.3%	100.0%	81.0%	16.6	Publix
Village Walk	Fort Myers	2009	78,533	54,340	24,193	95.9%	100.0%	86.8%	16.04	Publix
Waterford Lakes Village	Orlando	1997	77,948	51,703	26,245	100%	100.0%	100%	13.03	Winn-Dixie
Georgia
Mullins Crossing	Evans	2005	251,712	205,716	45,996	99.4%	100.0%	96.5%	12.47	Ross Dress for Less, Babies "R" Us, Kohls, La-Z Boy, Marshalls, Office Max, Petco	Target
Publix at Acworth	Atlanta	1996	69,628	37,888	31,740	98.3%	100.0%	96.2%	12.39	Publix
The Centre at Panola	Atlanta	2001	73,079	51,674	21,405	100.0%	100.0%	100.0%	12.83	Publix
Illinois
Fox Lake Crossing	Chicago	2002	99,072	65,977	33,095	91.9%	100.0%	75.8%	13.51	Dominick's Finer Foods, Dollar Tree
Naperville Marketplace	Chicago	2008	83,793	61,683	22,110	98.1%	100.0%	92.6%	13.56	TJ Maxx, PetSmart,	Caputo's
South Elgin Commons	Chicago	2011	128,000	128,000	—	100.0%	100.0%	—%	14.50	LA Fitness, Ross Dress for Less, Toy "R" Us	Target
Indiana
54th & College	Indianapolis	2008	—	—	—	—%	—%	—%	—	The Fresh Market (ground lease)
Beacon Hill	Crown Point	2006	56,897	11,043	45,854	94.4%	100.0%	93.0%	15.73	Anytime Fitness	Strack & Van Till, Walgreens
Bell Oaks Centre	Newburgh	2008	94,959	74,122	20,837	98.3%	100.0%	92.3%	11.83	Schnuck's Market
Boulevard Crossing	Kokomo	2004	124,631	74,440	50,191	95.7%	100.0%	89.4%	14.77	Petco, TJ Maxx, Ulta Salon, Shoe Carnival	Kohl's
Bridgewater Marketplace	Indianapolis	2008	25,975	—	25,975	74.9%	—%	74.9%	18.60		Walgreens
Castleton Crossing	Indianapolis	1975/2012	286,377	247,710	38,667	98.7%	100.0%	90.4%	11.47	K&G Menswear, Value City, TJ Maxx/Home Goods, Shoe Carnival, Dollar Tree, Burlington Coat Factory
Cool Creek Commons	Indianapolis	2005	124,272	53,600	70,672	93.8%	100.0%	89.2%	17.86	The Fresh Market, Stein Mart
Depauw University Bookstore and Café	Greencastle	2012	11,974	—	11,974	100.0%	—%	100.0%	8.36	Folletts, Starbucks
Eddy Street Commons	South Bend	2009	87,991	20,154	67,837	96.0%	100.0%	94.8%	24.85	Hammes Bookstore, Urban Outfitters
Geist Pavilion	Indianapolis	2006	63,910	29,700	34,210	96.2%	100.0%	92.8%	16.52	Goodwill, Ace Hardware

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per Sq. ft.	Major Owned Tenants	Major Non-owned Tenants
			Total	Anchors	Shops	Total	Anchors	Shops
Glendale Town Center	Indianapolis	1958/2008	393,002	329,546	63,456	97.8%	100.0%	86.6%	$7.17	Macy’s, Landmark Theaters, Staples, Indianapolis Library, Nexus Academy of Indianapolis	Lowe's Home Improvement, Target, Walgreens
Greyhound Commons	Indianapolis	2005	9,152	—	9,152	100.0%	—%	100.0%	13.05		Lowe's Home Improvement Center
Lima Marketplace	Fort Wayne	2008	100,461	71,521	28,940	89.7%	100.0%	64.1%	14.32	Aldi, Dollar Tree, Office Depot, PetSmart	Wal-Mart
Rangeline Crossing	Indianapolis	1986/2013	99,257	47,962	51,295	100.0%	100.0%	100.0%	21.84	Earth Fare, Walgreens
Rivers Edge	Indianapolis	2011	150,428	117,890	32,538	100.0%	100.0%	100.0%	21.22	Nordstrom Rack, The Container Store, Arhaus Furniture, Bicycle Garage of Indy, Buy Buy Baby, J Crew Mercantile
Stoney Creek Commons	Indianapolis	2000/2013	84,330	84,330	—	100.0%	100.0%	—%	12.57	HH Gregg, Goodwill, LA Fitness	Lowe's Home Improvement Center
Traders Point	Indianapolis	2005	279,646	238,721	40,925	98.1%	100.0%	87.2%	14.89	Dick's Sporting Goods, AMC Theatre, Marsh Supermarkets, Bed, Bath & Beyond, Michaels, Old Navy, PetSmart, Books-A-Million
Traders Point II	Indianapolis	2005	45,977	—	45,977	96.5%	—%	96.5%	25.70	Starbucks, Noodles & Company, Qdoba
Whitehall Pike	Bloomington	1999	128,997	128,997	—	100.0%	100.0%	—%	7.86	Lowe's Home Improvement Center
Nevada
Cannery Corner[3]	Las Vegas	2008	30,745	—	30,745	90.7%	—%	90.7%	35.37		Lowe's Home Improvement, Sam's Club
Centennial Center[3]	Las Vegas	2002	335,530	158,335	177,195	85.7%	85.2%	86.1%	24.01	Wal-Mart, Sam's Club, Ross Dress for Less, Big Lots, Famous Footwear, Michaels, Party City, Petco, Rhapsodielle, Home Depot
Centennial Gateway[3]	Las Vegas	2005	193,033	139,861	53,172	93.6%	92.1%	97.7%	23.93	24 Hour Fitness, Sportsman's Warehouse, Walgreens, High End Specialty Grocer
Eastern Beltway Center[3]	Las Vegas	1998/2006	162,444	83,982	78,462	93.4%	100.0%	86.4%	23.93	Home Consignment Center, Office Max, Petco, Ross Dress for Less, Sam's Club, Wal-Mart	Home Depot
Eastgate[3]	Las Vegas	2002	96,589	53,030	43,559	91.5%	100.0%	81.1%	22.39	99 Cent Only Store, Office Depot, Party City	Wal-Mart
Lowe's Plaza[3]	Las Vegas	2007	30,208	—	30,208	48.3%	—%	48.3%	31.79		Lowe's Home Improvement, Sam's Club
New Hampshire
Merrimack Village Center	Merrimack	2007	78,892	54,000	24,892	100.0%	100.0%	100.0%	13.89	Supervalue (Shaw's)
New Jersey
Bayonne Crossing	Bayonne	2011	106,383	52,219	54,164	100.0%	100.0%	100.0%	29.59	Michaels, New York Sports Club, Lowe's Home Improvement, Wal-Mart
Livingston Shopping Center	Newark	1997	139,605	133,125	6,480	95.4%	100.0%	—%	19.77	Cost Plus, Buy Buy Baby, Nordstrom Rack, DSW, TJ Maxx, Ulta
North Carolina
Holly Springs Towne Center - Phase I	Raleigh	2013	207,527	109,233	98,294	96.8%	100.0%	93.3%	16.56	Dick's Sporting Goods, Marshalls, Petco, Ulta Salon, Michaels	Target
Holly Springs Towne Center - Phase II	Raleigh	2016	122,009	88,843	33,166	95.9%	100.0%	84.9%	19.46	Bed Bath & Beyond, DSW, Carmike Cinemas

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per Sq. ft.	Major Owned Tenants	Major Non-owned Tenants
			Total	Anchors	Shops	Total	Anchors	Shops
Memorial Commons	Goldsboro	2008	111,271	73,876	37,395	98.3%	100.0%	95.0%	$12.70	Harris Teeter, Office Depot
Northcrest Shopping Center	Charlotte	2008	133,674	65,576	68,098	96.2%	100.0%	92.5%	22.22	REI Co-Op, David's Bridal, Dollar Tree, Old Navy, Five Below	Target
Oleander Place	Wilmington	2012	45,530	30,144	15,386	100.0%	100.0%	100.0%	16.13	Whole Foods
Perimeter Woods	Charlotte	2008	126,155	105,262	20,893	100.0%	100.0%	100.0%	20.80	Best Buy, Off Broadway Shoes, Office Max, PetSmart, Lowe's Home Improvement
Parkside Town Commons - Phase I	Cary	2015	55,390	22,500	32,890	100.0%	100.0%	100.0%	23.90	Harris Teeter, Petco, Guitar Center	Target
Toringdon Market	Charlotte	2004	60,407	26,072	34,335	94.9%	100.0%	91.0%	20.59	Earth Fare
Ohio
Eastgate Pavilion	Cincinnati	1995	236,230	231,730	4,500	100.0%	100.0%	100.0%	9.07	Best Buy, Dick's Sporting Goods, Value City Furniture, Petsmart, DSW, Bed Bath & Beyond
Oklahoma
Belle Isle	Oklahoma City	2000	164,334	92,783	71,551	97.1%	100.0%	93.2%	17.25	Shoe Carnival, Old Navy, Ross Stores, Nordstrom Rack, Babies "R" Us, Ulta Salon	Wal-Mart
Shops at Moore	Moore	2010	260,592	187,916	72,676	100.0%	100.0%	100.0%	12.46	Bed Bath and Beyond, Best Buy, Hobby Lobby, Office Depot, PetSmart, Ross Dress for Less	JC Penney
Silver Springs Pointe	Oklahoma City	2001	48,444	20,515	27,929	76.7%	100.0%	59.6%	15.73	Kohls, Office Depot	Wal-Mart, Sam's Club, Home Depot
University Town Center	Norman	2009	158,518	77,097	81,421	94.6%	100.0%	89.5%	18.07	Office Depot, Petco, TJ Maxx, Ulta Salon	Target
University Town Center Phase II	Norman	2012	190,487	133,546	56,941	93.0%	100.0%	76.6%	12.38	Academy Sports, DSW, Home Goods, Michaels, Kohls, Guitar Center
South Carolina
Hitchcock Plaza	Augusta-Aiken	2006	252,370	214,480	37,890	90.8%	89.7%	97.4%	10.06	TJ Maxx, Ross Dress for Less, Academy Sports, Bed Bath and Beyond, Farmers Home Furniture, Old Navy, Petco
Shoppes at Plaza Green	Greenville	2000	194,807	172,136	22,671	93.0%	94.1%	84.8%	13.08	Bed Bath & Beyond, Christmas Tree Shops, Sears, Party City, Shoe Carnival, AC Moore, Old Navy
Publix at Woodruff	Greenville	1997	68,055	47,955	20,100	100.0%	100.0%	100.0%	10.77	Publix
Tennessee
Cool Springs Market	Nashville	1995	230,980	172,712	58,268	100.0%	100.0%	100.0%	15.41	Dick's Sporting Goods, Marshalls, Buy Buy Baby, DSW, Staples, Jo-Ann Fabric	Kroger
Hamilton Crossing - Phase II & III	Alcoa	2008	175,464	135,737	39,727	97.7%	100.0%	89.9%	15.02	Dicks Sporting Goods, Michaels, Old Navy, PetSmart, Ross Dress for Less
Texas
Burlington Coat Factory	San Antonio	1992/2000	107,400	107,400	—	100.0%	100.0%	—	5.50	Burlington Coat Factory
Chapel Hill Shopping Center	Fort Worth	2001	126,755	43,450	83,305	92.5%	100.0%	88.6%	24.21	H-E-B Grocery, The Container Store, Cost Plus World Market
Colleyville Downs	Dallas	2014	190,940	142,073	48,867	97.3%	100.0%	89.4%	12.44	Whole Foods, Westlake Hardware, Vineyard's Antique Mall, Goody Goody Liquor, Petco
Kingwood Commons	Houston	1999	164,366	74,836	89,530	100.0%	100.0%	100.0%	19.81	Randall's Food and Drug, Petco, Chico's, Talbots, Ann Taylor, Jos. A. Bank
Market Street Village	Fort Worth	1970/2011	156,625	136,746	19,879	100.0%	100.0%	100.0%	12.92	Jo-Ann Fabric, Ross, Office Depot, Buy Buy Baby, Party City

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per Sq. ft.	Major Owned Tenants	Major Non-owned Tenants
			Total	Anchors	Shops	Total	Anchors	Shops
Plaza at Cedar Hill	Dallas	2000/2010	302,458	244,065	58,393	100.0%	100.0%	100.0%	$13.19	Sprouts Farmers Market, DSW, Ross Dress for Less, Hobby Lobby, Office Max, Marshalls, Toys “R” Us/Babies “R” Us, Home Goods
Plaza Volente	Austin	2004	156,308	105,000	51,308	96.8%	100.0%	90.2%	17.31	H-E-B Grocery
Portofino Shopping Center	Houston	1999/2010	387,895	218,909	168,986	92.9%	100.0%	83.8%	19.61	DSW, Michaels, PGA Superstore, SteinMart, PetSmart, Old Navy, TJ Maxx, Nordstrom Rack	Sam's Club
Sunland Towne Centre	El Paso	1996/2014	306,437	265,037	41,400	98.9%	100.0%	91.7%	11.89	Sprouts Farmers Market, PetSmart, Ross, Kmart, Bed Bath & Beyond, Specs Fine Wines
Waxahachie Crossing	Waxahachie	2010	97,127	72,191	24,936	100.0%	100.0%	100.0%	14.71	Best Buy, PetSmart, Ross Dress for Less	Home Depot, JC Penney
Westside Market	Dallas	2013	93,377	70,000	23,377	100.0%	100.0%	100.0%	16.17	Randall's Tom Thumb
Wheatland Town Crossing	Dallas	2012	194,727	142,302	52,425	100.0%	100.0%	100.0%	13.01	Conn's, Dollar Tree, Office Depot, Party City, PetSmart, Ross Dress for Less, Shoe Carnival	Target, Aldi
Utah
Draper Crossing	Draper	2012	164,098	115,916	48,182	95.0%	100.0%	82.8%	14.72	TJ Maxx, Dollar Tree, Downeast Home, Smiths
Draper Peaks	Draper	2012	223,099	101,464	121,635	95.3%	100.0%	91.3%	19.24	Michaels, Office Depot, Petco, Quilted Bear, Ross Dress for Less	Kohl's
Virginia
Landstown Commons	Virginia Beach	2007	398,333	207,300	191,033	94.3%	100.0%	88.0%	19.08	Bed Bath & Beyond, Best Buy, Books-A-Million, Five Below, Office Max, Pestmart, Rack Room, Ulta, Walgreens, Kirkland, AC Moore, Ross Dress for Less	Kohl's
Wisconsin
Village at Bay Park	Ashwaubenon	2005	82,254	23,878	58,376	91.8%	100.0%	88.4%	15.86	DSW, JC Penney

Total			15,097,052	10,399,662	4,697,390	95.4%	98.4%	88.9%	$15.53
Total Including 3-R Properties not in the Operating Portfolio.									$15.78

____________________
1	All properties are wholly owned, except as indicated. Unless otherwise noted, each property is owned in fee simple by the Company.
2	Percentage of Owned GLA Leased reflects Owned GLA/NRA leased as of December 31, 2016, except for Greyhound Commons and 54th & College.
3	Operating property is a joint venture.

Office Operating Properties

As of December 31, 2016, we owned interests in one office operating property and an associated parking garage. In addition, two of our retail properties contain stand-alone office components. Together, these properties have a total of 0.4 million square feet of net rentable area (“NRA”) office space.  The following table sets forth more specific information with respect to our office and parking properties as of December 31, 2016:

($ in thousands)
Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Owned NRA	Percentage Of Owned NRA Leased	Annualized Base Rent[1]	Percentage of Annualized Office Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants
Office and Parking Properties
Thirty South Meridian[2]	Indianapolis	1905/2002	Redeveloped	287,928	99.0%	$5,215,801	75.7%	$18.31	Indiana Supreme Court, City Securities, Kite Realty Group, Lumina Foundation
Union Station Parking Garage[3]	Indianapolis	1986	Acquired	N/A	N/A	N/A	N/A	N/A	Denison Parking
Stand-alone Office Components of Retail Properties
Eddy Street Office (part of Eddy Street Commons)[4]	South Bend	2009	Developed	81,628	100.0%	$1,218,118	17.7%	$14.92	University of Notre Dame Offices
Tradition Village Office (part of Tradition Village Square)[5]	Port St. Lucie	2006	Acquired	24,247	87.3%	451,744	6.6%	21.34
Total				393,803	98.5%	$6,885,663	100.0%	$17.76

____________________
1	Annualized Base Rent represents the monthly contractual rent for December 2016 for each applicable property, multiplied by 12.
2	Annualized Base Rent includes $793,117 from the Company and subsidiaries as of December 31, 2016, which is eliminated for purposes of our consolidated financial statement presentation.
3	The garage is managed by a third party.
4	The Company also owns the Eddy Street Commons retail shopping center in South Bend, Indiana, along with a parking garage that serves a hotel and the office and retail components of the property.
5	The Company also owns the Tradition Village Square retail shopping center in Port St. Lucie, Florida.

Development Projects

     In addition to our retail and office operating properties, as of December 31, 2016, we owned interests in two development projects currently under construction.  The following table sets forth more specific information with respect to the Company’s retail development properties as of December 31, 2016:

($ in thousands)
Under Construction:
Project	Company Ownership %	MSA	Projected Stabilization Date[1]	Projected Owned GLA[2]	Projected Total GLA[3]	Percent of Owned GLA Occupied[4]	Percent of Owned GLA Pre-Leased/ Committed[5]	Total Estimated Project Cost	Cost Incurred as of December 31, 2016	Major Tenants and Non-owned Anchors
Parkside Town Commons, NC - Phase II6	100%	Raleigh	Mid 2017	297,277	347,642	53.3%	74.7%	$86,100	$82,935	Frank Theatres, Golf Galaxy, Stein Mart, Chuy's, Starbucks, Panera Bread
Holly Springs Towne Center, NC - Phase II Expansion	100%	Raleigh	Mid 2018	31,800	31,800	0.0%	72.3%	4,500	—	O2 Fitness
Total				329,077	379,442	48.2%	74.5%	$90,600	$82,935

____________________
1	Stabilization date represents near completion of project construction and substantial occupancy of the property.
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
5
Excludes outlot land parcels owned by the Company and ground leased to tenants. Includes leases under negotiation for approximately 6,832 square feet for which the Company has signed non-binding letters of intent.

6	Currently negotiating lease to replace former Field & Stream anchor, which would increase Pre-leased / Committed to 91.5%.

Under Construction Redevelopment, Reposition, and Repurpose Projects

In addition to our development projects, as displayed in the table above, we currently have several 3-R projects under construction. The following table sets forth more specific information with respect to our ongoing 3-R projects as of December 31, 2016 and 3-R projects completed in 2016:

($ in thousands)

Property	Location (MSA)	Description	Projected ROI	Projected Cost	Percentage of Cost Spent	Est. Stabilized Period
Bolton Plaza, Phase II	Jacksonville	Replacing existing vacant shop space with Marshalls and a ground lease with Aldi; additionally undergoing center upgrades.	9.0% - 9.5%	$6,000 - $7,000	65%	1H 2017
Burnt Store Promenade*	Punta Gorda	New building construction of Publix into 45,000 square foot space. New 20 year lease and center upgrades.	10.5% - 11.5%	$9,000 - $10,000	14%	1H 2018
Castleton Crossing	Indianapolis	Demolition of existing structure to create new outparcel small shop building.	11.5% - 12.0%	$3,000 - $4,000	71%	1H 2017
City Center*	White Plains	Reactivating street-level retail components and enhancing overall shopping experience within multilevel project.	6.5% - 7.0%	$17,000 - $17,500	71%	1H 2018
Centennial Gateway	Las Vegas	Retenanting 13,950 square foot anchor location to enhance overall quality of the center; also includes additional structural improvements and building upgrades.	29% - 30%	$1,000 - $1,500	1%	2H 2017
Market Street Village	Fort Worth	Retenanting 15,000 square foot anchor space with Party City.	25.5% - 26.5%	$1,000 - $1,500	4%	1H 2017
Northdale Promenade*	Tampa	Multi-phase project involving rightsizing of an existing shop tenant to accommodate construction of new junior anchor, and the demolition of shop space to add another junior anchor, enhance space visibility, and improve overall small shop mix.	11.0% - 11.5%	$5,000 - $6,000	41%	1H 2017
Portofino Shopping Center, Phase I	Houston	Addition of two small shop buildings on outparcels.	8.5% - 9.0%	$5,000 - $6,000	95%	1H 2017
Portofino Shopping Center, Phase II	Houston	Demolition and expansion of existing vacant space to accommodate Nordstrom Rack; rightsizing of existing Old Navy, and relocation of shop tenants.	8.0% - 8.5%	$6,500 - $7,500	22%	2H 2018
Trussville Promenade1	Birmingham	Replacing existing vacant small shops with 22,000 square foot junior anchor.	6.5% - 7.5%	$4,500 - $5,500	8%	2H 2017

UNDER CONSTRUCTION REDEVELOPMENT, REPOSITION, REPURPOSE TOTALS			9.0% - 10.0%	$58,000 - $66,500	47%
Note: These projects are subject to various contingencies, many of which are beyond the Company's control. Projected costs and returns are based on current estimates. Actual costs and returns may not meet our expectations.

COMPLETED PROJECTS DURING 2016

Property	Location (MSA)	Description	Annual Projected ROI	Cost
Hitchcock Plaza	Augusta-Aiken	Replaced recaptured vacant box with two junior anchors and incremental shop space.	8.0%	$2,700
Shops at Moore	Oklahoma City	Expanded existing vacant space to be reconstructed and occupied with the addition of a new junior anchor.	13.4%	$1,000
Tarpon Bay Plaza	Naples	Recaptured junior anchor space to enhance merchandising mix and cross shopping experience; also, upgraded exterior of the center and completed other building improvements.	17.4%	$2,100
Traders Point	Indianapolis	Overhauled existing AMC theatre to upgrade to a premier entertainment center; renovation included adding food and beverage component and high-end / luxury improvements.	9.0%	$2,500

COMPLETED PROJECTS TOTALS			11.3%	$8,300

____________________
1	Refers to Trussville I
*	Asterisk represents assets removed from the operating portfolio.

Redevelopment, Reposition, and Repurpose Opportunities

In addition to our 3-R projects under construction, we are currently evaluating additional redevelopment, repositioning, and repurposing opportunities at a number of operating properties.

($ in thousands)
REDEVELOPMENT	Location (MSA)	Description
Beechwood Promenade*	Athens	Remerchandising opportunity across vacant shop space via new fitness facility, fast casual, and other shops; also considering self storage opportunities.
Courthouse Shadows*	Naples	Recapture of natural lease expiration; retenanting center to add a large format tenant / grocer, as well as, additional junior box opportunities and outparcel development.
Fishers Station*	Indianapolis	Demolition, expansion, and replacement of previous anchor.
Hamilton Crossing Centre*	Indianapolis	Recapture of lease expiration; substantially enhancing merchandising mix and replacing available anchor tenant.
Rampart Commons*	Las Vegas	Addition of new tenants replacing expiring leases. Upgrades to building façades and hardscape through the center.
The Landing at Tradition	Port St. Lucie
Retenanting of 40,295 square feet, as well as, relocation of an additional existing 7,500 square feet tenant within the center to allow for the construction of a new 60,628 square feet new anchor tenant. Also, the construction of a new 10,000 square feet small shop building on an outparcel currently owned by the Company.

Targeted Return		9.5% - 10.5%
Expected Cost		$50,000 - $60,000

REPOSITION[1]	Location (MSA)	Description
Centennial Center	Las Vegas	General building enhancements including improved access of main entry point. Addition of two restaurants to anchor the small shop building.
Landstown Commons	Virginia Beach
Either relocation of an existing tenant to accommodate a drive through or the addition of a new tenant with a drive through. General improvement of the main street area, including façade improvements and addition of pedestrian elements.

Miramar Square	Ft. Lauderdale	Remerchandising existing 20,000 square foot anchor space to enhance tenant mix; additional asset upgrades to improve position in market.
Targeted Return		9.5% - 10.5%
Expected Cost		$15,000 - $20,000

REPURPOSE	Location (MSA)	Description
The Corner*	Indianapolis	Creation of a mixed use (retail and multi-family) development replacing an unanchored small shop center.
Targeted Return		9.0% - 9.5%
Expected Cost		$15,000 - $20,000

Total Targeted Return		9.0% - 11.0%
Total Expected Cost		$80,000 - $100,000

____________________
1	Reposition refers to less substantial asset enhancements based on internal costs.
*	Asterisk represents assets removed from the operating portfolio.
Note:
These opportunities are merely potential at this time and are subject to various contingencies, many of which are beyond the Company's control. Targeted return is based upon our current expectations of capital expenditures, budgets, anticipated leases and certain other factors relating to such opportunities. The actual return on these investments may not meet our expectations.

Tenant Diversification

No individual retail or office tenant accounted for more than 2.8% of the portfolio’s annualized base rent for the year ended December 31, 2016. The following table sets forth certain information for the largest 10 tenants and non-owned anchor tenants (based on total GLA) open for business or for which ground lease payments are being made at the Company’s retail properties based on minimum rents in place as of December 31, 2016:

TOP 10 RETAIL TENANTS BY GROSS LEASABLE AREA

Tenant	Number of Locations	Total GLA	Number of Leases	Company Owned GLA	Ground Lease GLA	Number of Anchor Owned Locations	Anchor Owned GLA
Wal-Mart Stores, Inc.[1]	15	2,578,323	6	203,742	811,956	9	1,562,625
Target Corporation	16	2,301,943	—	—	—	16	2,301,943
Lowe's Companies, Inc.	14	2,072,666	5	128,997	650,161	9	1,293,508
Home Depot Inc.	6	788,167	1	—	131,858	5	656,309
Kohl's Corporation	9	782,386	5	184,516	244,010	4	353,860
Publix Super Markets, Inc.	16	773,131	16	773,131	—	—	—
The TJX Companies, Inc.[2]	22	656,931	22	656,931	—	—	—
Ross Stores, Inc.	19	532,707	19	532,707	—	—	—
Bed Bath & Beyond, Inc.[3]	19	493,719	19	493,719	—	—	—
Petsmart, Inc.	20	410,725	20	410,725	—	—	—
Total	156	11,390,698	113	3,384,468	1,837,985	43	6,168,245

____________________
1	Includes Sam's Club, which is owned by the same parent company.
2	Includes TJ Maxx, Home Goods and Marshalls, all of which are owned by the same parent company.
3	Includes Buy Buy Baby, Christmas Tree Shops and Cost Plus, all of which are owned by the same parent company.

The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail properties based on minimum rents in place as of December 31, 2016:

TOP 25 TENANTS BY ANNUALIZED BASE RENT

($ in thousands)
Tenant	Number of Stores	Leased GLA/NRA[1]	% of Owned GLA/NRA of the Portfolio	Annualized Base Rent[2,3]	Annualized Base Rent per Sq. Ft.[3]	% of Total Portfolio Annualized Base Rent[3]
Publix Super Markets, Inc.	16	773,131	3.1%	$7,686	$9.94	2.8%
The TJX Companies, Inc.[4]	22	656,931	2.6%	6,770	10.31	2.5%
Petsmart, Inc.	20	410,725	1.6%	6,146	14.96	2.2%
Bed Bath & Beyond, Inc.[5]	19	493,719	2.0%	6,027	12.21	2.2%
Ross Stores, Inc.	19	532,707	2.1%	5,851	10.98	2.1%
Lowe's Companies, Inc.	5	128,997	0.5%	5,039	6.47	1.8%
Office Depot (11) / Office Max (6)	17	345,118	1.4%	4,745	13.75	1.7%
Dick's Sporting Goods, Inc.[6]	8	390,502	1.6%	4,118	10.55	1.5%
Ascena Retail Group[7]	34	206,082	0.8%	4,093	19.86	1.5%
Michaels Stores, Inc.	14	295,066	1.2%	3,927	13.31	1.4%
Nordstrom, Inc.	6	197,845	0.8%	3,918	19.80	1.4%
Wal-Mart Stores, Inc.[8]	6	203,742	0.8%	3,655	3.60	1.3%
LA Fitness	5	208,209	0.8%	3,447	16.56	1.3%
Best Buy Co., Inc.	6	213,604	0.9%	3,046	14.26	1.1%
Kohl's Corporation	5	184,516	0.7%	2,927	6.83	1.1%
Toys "R" Us, Inc.	6	179,316	0.7%	2,924	11.82	1.1%
National Amusements	1	80,000	0.3%	2,898	36.22	1.1%
Mattress Firm Holdings Corp (18) / Sleepy's (5)	23	105,001	0.4%	2,840	27.05	1.0%
Petco Animal Supplies, Inc.	12	167,455	0.7%	2,773	16.56	1.0%
The Gap, Inc.[9]	11	172,701	0.7%	2,664	15.43	1.0%
DSW Inc.	9	175,133	0.7%	2,491	14.22	0.9%
Ulta Salon Cosmetics & Fragrance, Inc.	10	107,015	0.4%	2,174	20.31	0.8%
Frank Theatres	2	122,224	0.5%	2,118	17.33	0.8%
Walgreens Boots Alliance, Inc.	4	67,212	0.3%	2,099	31.23	0.8%
Stein Mart, Inc.	8	275,222	1.1%	2,069	7.52	0.8%
TOTAL	288	6,692,173	26.7%	$96,445	$11.44	35.2%

____________________
1	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.
2	Annualized base rent represents the monthly contractual rent for December 31, 2016 for each applicable tenant multiplied by 12. Annualized base rent does not include tenant reimbursements.
3	Annualized base rent and percent of total portfolio includes ground lease rent and is calculated using weighted average square feet.
4	Includes TJ Maxx (13), Marshalls (7) and HomeGoods (2), all of which are owned by the same parent company.
5	Includes Bed Bath and Beyond (11), Buy Buy Baby (4) Christmas Tree Shops (1) and Cost Plus (3), all of which are owned by the same parent company.
6	Includes Dick's Sporting Goods (7) and Golf Galaxy (1), both of which are owned by the same parent company.
7	Includes Ann Taylor (5), Catherine's (2), Dress Barn (11), Lane Bryant (7), Justice Stores (5) and Maurices (4), all of which are owned by the same parent company.
8	Includes Sam's Club, which is owned by the same parent company.
9	Includes Banana Republic (1), Gap (1) and Old Navy (9), all of which are owned by the same parent company.

Geographic Diversification

The Company owns interests in 119 operating and redevelopment properties consisting of 108 retail properties, nine retail redevelopment properties, one office operating property and an associated parking garage. We also own interests in two development properties under construction. The total operating portfolio consists of approximately 17.1 million of owned square feet in 20 states. The following table summarizes the Company’s operating properties by region and state as of December 31, 2016:

($ in thousands)
Region/State	Total Operating Portfolio Excluding Developments and Redevelopments		Developments and Redevelopments[2]		Total Operating Portfolio Including Developments and Redevelopments
	Owned GLA/NRA[1]	Annualized Base Rent	Owned GLA/NRA[1]	Annualized Base Rent	Number of Properties	Owned GLA/NRA[1]	Annualized Base Rent - Ground Leases	Total Annualized Base Rent	Percent of Annualized Base Rent
Florida
Florida	4,264,353	$60,402	283,627	$2,277	38	4,547,980	$3,755	$66,433	24.4%
Southeast
North Carolina	861,963	15,810	329,077	3,513	10	1,191,040	3,158	22,480	8.3%
Georgia	394,419	4,905	353,970	3,376	4	748,389	500	8,781	3.2%
Tennessee	406,444	6,135	—	—	2	406,444	—	6,135	2.3%
South Carolina	515,232	5,409	—	—	3	515,232	—	5,409	2.0%
Alabama	526,724	4,927	—	—	2	526,724	201	5,129	1.9%
Total Southeast	2,704,782	37,186	683,047	6,889	21	3,387,829	3,858	47,933	17.7%
Mid-Central
Texas	2,284,415	33,769	—	—	12	2,284,415	1,082	34,851	12.8%
Oklahoma	822,375	11,487	—	—	5	822,375	1,188	12,676	4.7%
Total Mid-Central	3,106,790	45,256	—	—	17	3,106,790	2,271	47,527	17.5%
Midwest
Indiana	2,168,235	29,438	294,012	1,868	22	2,462,247	1,053	32,359	11.9%
Indiana - Office	369,556	6,434	—	—	2	369,556	—	6,434	2.4%
Illinois	310,865	4,200	—	—	3	310,865	—	4,200	1.5%
Ohio	236,230	2,142	—	—	1	236,230	—	2,142	0.8%
Wisconsin	82,254	1,197	—	—	1	82,254	381	1,578	0.6%
Total Midwest	3,167,140	43,411	294,012	1,868	29	3,461,152	1,434	46,713	17.2%
West
Nevada	848,549	18,291	81,292	2,149	7	929,841	3,819	24,259	8.8%
Utah	387,197	6,383	—	—	2	387,197	171	6,554	2.4%
Arizona	79,902	2,320	—	—	1	79,902	—	2,320	0.9%
Total West	1,315,648	26,994	81,292	2,149	10	1,396,940	3,990	33,132	12.2%
Northeast
New York	—	—	313,139	9,174	1	313,139	—	9,174	3.4%
New Jersey	245,988	5,779	—	—	2	245,988	2,251	8,030	3.0%
Virginia	398,333	7,165	—	—	1	398,333	294	7,459	2.6%
Connecticut	208,929	3,331	—	—	1	208,929	939	4,270	1.6%
New Hampshire	78,892	1,096	—	—	1	78,892	160	1,256	0.5%
Total Northeast	932,142	17,372	313,139	9,174	6	1,245,281	3,644	30,189	11.1%
	15,490,855	$230,620	1,655,117	$22,356	121	17,145,972	$18,952	$271,927	100.0%

____________________
1	Owned GLA/NRA represents gross leasable area or net leasable area owned by the Company. It also excludes the square footage of Union Station Parking Garage.
2	Represents the nine redevelopment and two development projects not in the retail operating portfolio.

Lease Expirations

In 2017, leases representing 7.3% of total annualized base rent and 6.6% of total GLA/NRA expire. The following tables show scheduled lease expirations for retail and office tenants and in-process development property tenants open for business as of December 31, 2016, assuming none of the tenants exercise renewal options.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO

($ in thousands)
	Number of Expiring Leases[1]	Expiring GLA/NRA[2]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[3]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2017	211	1,051,836	6.6%	$18,350	7.3%	$17.45	$—
2018	328	2,018,173	12.7%	33,452	13.2%	16.58	1,588
2019	267	1,751,580	11.0%	25,707	10.2%	14.68	652
2020	251	2,125,620	13.3%	29,253	11.6%	13.76	1,592
2021	314	1,845,118	11.6%	30,602	12.1%	16.59	905
2022	177	1,634,594	10.2%	24,932	9.9%	15.25	1,191
2023	124	1,012,008	6.4%	15,945	6.3%	15.76	360
2024	94	1,018,193	6.4%	19,667	7.8%	19.32	288
2025	72	657,216	4.1%	11,334	4.5%	17.25	806
2026	84	798,900	5.0%	11,864	4.7%	14.85	1,404
Beyond	117	2,039,566	12.8%	31,870	12.6%	15.63	10,167
	2,039	15,952,804	100.0%	$252,976	100.0%	$15.86	$18,952

____________________
1	Lease expiration table reflects rents in place as of December 31, 2016 and does not include option periods; 2017 expirations include 29 month-to-month tenants. This column also excludes ground leases.
2	Expiring GLA excludes estimated square footage attributable to non-owned structures on land owned by the Company and ground leased to tenants.
3	Annualized base rent represents the monthly contractual rent for December 2016 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL ANCHOR TENANTS1

($ in thousands)
	Number of Expiring Leases[2]	Expiring GLA/NRA[3]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[4]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2017	20	501,932	3.1%	$5,881	2.3%	$11.72	$—
2018	47	1,287,404	8.1%	15,118	6.0%	11.74	1,194
2019	36	1,161,220	7.3%	11,324	4.5%	9.75	—
2020	40	1,606,777	10.1%	16,641	6.6%	10.36	1,111
2021	44	1,130,968	7.1%	13,088	5.2%	11.57	318
2022	46	1,181,613	7.4%	14,515	5.7%	12.28	745
2023	26	660,607	4.2%	7,768	3.1%	11.76	260
2024	22	738,131	4.6%	13,138	5.2%	17.80	—
2025	18	422,381	2.6%	5,757	2.3%	13.63	381
2026	18	537,582	3.4%	5,429	2.1%	10.10	750
Beyond	48	1,822,566	11.4%	25,875	10.2%	14.20	6,259
	365	11,051,181	69.3%	$134,535	53.2%	$12.17	$11,018

____________________
1	Retail anchor tenants are defined as tenants that occupy 10,000 square feet or more.
2	Lease expiration table reflects rents in place as of December 31, 2016 and does not include option periods.
3	Expiring GLA excludes square footage for non-owned ground lease structures on land we own and ground leased to tenants.
4	Annualized base rent represents the monthly contractual rent for December 2016 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL SHOPS

($ in thousands)
	Number of Expiring Leases[1]	Expiring GLA/NRA[2]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[3]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2017	188	463,814	2.9%	$10,914	4.3%	$23.53	$—
2018	279	712,932	4.4%	17,944	7.1%	25.17	394
2019	230	585,107	3.7%	14,281	5.6%	24.41	652
2020	209	505,532	3.2%	12,356	4.9%	24.44	481
2021	267	705,151	4.4%	17,286	6.8%	24.51	587
2022	128	401,935	2.5%	9,544	3.8%	23.74	447
2023	96	318,413	2.0%	7,552	3.0%	23.72	100
2024	69	205,836	1.3%	5,330	2.1%	25.89	288
2025	51	155,195	1.0%	4,307	1.7%	27.75	425
2026	66	261,318	1.6%	6,434	2.5%	24.62	654
Beyond	67	200,555	1.2%	5,607	2.1%	27.96	3,907
	1,650	4,515,788	28.3%	$111,556	44.0%	$24.70	$7,934

____________________
1
Lease expiration table reflects rents in place as of December 31, 2016, and does not include option periods; 2017 expirations include 29 month-to-month tenants. This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage attributable to non-owned structures on land we own and ground leased to tenants.
3	Annualized base rent represents the monthly contractual rent for December 2016 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – OFFICE TENANTS

($ in thousands)
	Number of Expiring Leases[1]	Expiring GLA/NRA[2]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[3]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.
2017	3	86,090	0.5%	$1,554	0.6%	$18.05
2018	2	17837	0.1%	391	0.2%	21.90
2019	1	5,253	—%	101	—%	19.25
2020	2	13,311	0.1%	256	0.1%	19.25
2021	3	8,999	0.1%	227	0.1%	25.28
2022	3	51,046	0.3%	874	0.3%	17.11
2023	2	32,988	0.2%	625	0.2%	18.96
2024[4]	3	74,226	0.5%	1,200	0.5%	16.16
2025	3	79,640	0.5%	1,270	0.5%	15.95
2026	—	—	—%	—	—%	—
Beyond	2	16,445	0.1%	388	0.2%	23.57
	24	385,835	2.4%	$6,886	2.7%	$17.85

____________________
1	Lease expiration table reflects rents in place as of December 31, 2016 and does not include option periods. This column also excludes ground leases.
2	Lease expiration table reflects rents in place as of December 31, 2016 and does not include option periods. This column also excludes ground leases.
3	Annualized base rent represents the monthly contractual rent for December 2016 for each applicable tenant multiplied by 12. Excludes tenant reimbursements.
4	Expiring annualized base rent includes $0.7 million from Kite Realty Group and subsidiaries.

Lease Activity – New and Renewal

In 2016, the Company executed new and renewal leases on 388 individual spaces totaling 2,027,699 square feet.  New leases were signed on 179 individual spaces for 672,085 square feet of GLA, while renewal leases were signed on 209 individual spaces for 1,355,614 square feet of GLA.

For comparable signed leases, which are defined as leases signed for which there was a former tenant within the last 12 months, we achieved a blended rent spread of 9.8% while incurring $13.01 per square foot of incremental capital improvement costs. The average rents for the 78 new comparable leases that were signed on individual spaces in 2016 were $20.83 per square foot compared to average expiring rents of $17.57 per square foot. The average rents for the 209 renewals signed on individual spaces in 2016 were $15.85 per square foot compared to average expiring rents of $14.79 per square foot. Further, average leasing costs for new comparable leases signed in 2016 were $59.32 per square foot, while there were minimal leasing costs incurred for renewal leases.

ITEM 3. LEGAL PROCEEDINGS

We are not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us. We are parties to routine litigation, claims, and administrative proceedings arising in the ordinary course of business.  Management believes that such routine litigation, claims, and administrative proceedings will not have a material adverse impact on our consolidated financial position or consolidated results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently listed and traded on the NYSE under the symbol “KRG.”  On February 23, 2017, the closing price of our common shares on the NYSE was $23.29.

The following table sets forth, for the periods indicated, the high and low prices for our common shares:

	High	Low
Quarter Ended December 31, 2016	$27.69	$22.50
Quarter Ended September 30, 2016	$30.45	$27.04
Quarter Ended June 30, 2016	$30.00	$25.58
Quarter Ended March 31, 2016	$28.32	$23.75
Quarter Ended December 31, 2015	$27.28	$23.23
Quarter Ended September 30, 2015	$26.74	$22.82
Quarter Ended June 30, 2015	$28.47	$24.40
Quarter Ended March 31, 2015	$31.57	$26.24

Holders

The number of registered holders of record of our common shares was 1,368 as of February 23, 2017.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.  This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Distributions

Our Board of Trustees declared the following cash distributions per share to our common shareholders for the periods indicated:

Quarter	Record Date	Distribution Per Share	Payment Date
4th 2016	January 6, 2017	$0.3025	January 13, 2017
3rd 2016	October 6, 2016	$0.2875	October 13, 2016
2nd 2016	July 7, 2016	$0.2875	July 14, 2016
1st 2016	April 6, 2016	$0.2875	April 13, 2016
4th 2015	January 6, 2016	$0.2725	January 13, 2016
3rd 2015	October 6, 2015	$0.2725	October 13, 2015
2nd 2015	July 7, 2015	$0.2725	July 14, 2015
1st 2015	April 6, 2015	$0.2725	April 13, 2015

Our management and Board of Trustees will continue to evaluate our distribution policy on a quarterly basis as they monitor the capital markets and the impact of the economy on our operations.

Future distributions, if any, will be declared and paid at the discretion of our Board of Trustees and will depend upon a number of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board of Trustees deem relevant.

Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us.  Distributions in excess of taxable earnings and profits generally will be treated as a non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate federal income tax liability.  Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements.  For the taxable year ended December 31, 2016, approximately 23% of our distributions to shareholders constituted a return of capital, approximately 71% constituted taxable ordinary income dividends and approximately 6% constituted taxable capital gains.

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

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended December 31, 2016, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan (the "Plan").

The following table summarizes all of these repurchases during the three months ended December 31, 2016:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 - October 31	—	—	N/A	N/A
November 1 - November 30	26	$24.34	—	N/A
December 1 - December 31	—	—	N/A	N/A
Total	26

____________________
1
The number of shares purchased represents common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our Plan. With respect to these shares, the price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal and state tax obligations.

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

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2011 to December 31, 2016, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period.  The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2011 and that all cash distributions were reinvested.  The shareholder return shown on the graph below is not indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kite Realty Group Trust, the S&P 500 Index
and the FTSE NAREIT Equity REITs Index

$250
$200
$150
$100
$50
$0
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
Kite Realty Group Trust
S&P 500
FTSE NAREIT Equity REITs

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/11	6/12	12/12	6/13	12/13	6/14	12/14	6/15	12/15	6/16	12/16
Kite Realty Group Trust	100.00	113.37	130.03	143.08	159.02	153.25	181.28	157.26	170.41	188.16	160.95
S&P 500	100.00	109.49	116.00	132.04	153.58	164.53	174.60	176.75	177.01	183.80	198.18
FTSE NAREIT Equity REITs	100.00	114.91	118.06	125.73	120.97	142.33	157.43	148.50	162.46	184.20	176.30

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

($ in thousands)	Year Ended December 31 (Unaudited)
	2016[1]	2015[2]	2014[3]	2013[4]	2012[5]
Operating Data:
Total rental related revenue	$354,122	$347,005	$259,528	$129,488	$96,539
Expenses:
Property operating	47,923	49,973	38,703	21,729	16,756
Real estate taxes	42,838	40,904	29,947	15,263	12,858
General, administrative, and other	20,603	18,709	13,043	8,211	7,117
Transaction costs	2,771	1,550	27,508	2,214	364
Litigation charge, net	—	—	—	—	1,007
Non-cash gain from release of assumed earnout liability	—	(4,832)	—	—	—
Impairment charge	—	1,592	—	—	—
Depreciation and amortization	174,564	167,312	120,998	54,479	38,835
Total expenses	288,699	275,208	230,199	101,896	76,937
Operating income	65,423	71,797	29,329	27,592	19,602
Interest expense	(65,577)	(56,432)	(45,513)	(27,994)	(23,392)
Income tax (expense) benefit of taxable REIT subsidiary	(814)	(186)	(24)	(262)	106
Non-cash gain on debt extinguishment	—	5,645	—	—	—
Gain on settlement	—	4,520	—	—	—
Remeasurement loss on consolidation of Parkside Town Commons, net	—	—	—	—	(7,980)
Other (expense) income, net	(169)	(95)	(244)	(62)	209
(Loss) income from continuing operations	(1,137)	25,249	(16,452)	(726)	(11,455)
Discontinued operations:
Income from operations, excluding impairment charge	—	—	—	834	656
Impairment charge	—	—	—	(5,372)	—
Non-cash gain on debt extinguishment	—	—	—	1,242	—
Gain (loss) on sale of operating properties	—	—	3,198	487	7,094
Income (loss) from discontinued operations	—	—	3,198	(2,809)	7,750
(Loss) income before gain on sale of operating properties	(1,137)	25,249	(13,254)	(3,535)	(3,705)
Gain on sale of operating properties, net	4,253	4,066	8,578	—	—
Consolidated net income (loss)	3,116	29,315	(4,676)	(3,535)	(3,705)
Net (income) loss attributable to noncontrolling interests:	(1,933)	(2,198)	(1,025)	685	(629)
Net income (loss) attributable to Kite Realty Group Trust:	1,183	27,117	(5,701)	(2,850)	(4,334)
Dividends on preferred shares	—	(7,877)	(8,456)	(8,456)	(7,920)
Non-cash adjustment for redemption of preferred shares	—	(3,797)	—	—	—
Net income (loss) attributable to common shareholders	$1,183	$15,443	$(14,157)	$(11,306)	$(12,254)

Income (loss) per common share – basic:
Income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.01	$0.19	$(0.29)	$(0.37)	$(1.04)
Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	—	0.05	(0.11)	0.32
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.01	$0.19	$(0.24)	$(0.48)	$(0.72)
Income (loss) per common share – diluted:
Income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.01	$0.18	$(0.29)	$(0.37)	$(1.04)
Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	—	0.05	(0.11)	0.32
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.01	$0.18	$(0.24)	$(0.48)	$(0.72)

Weighted average Common Shares outstanding – basic	83,436,511	83,421,904	58,353,448	23,535,434	16,721,315
Weighted average Common Shares outstanding – diluted	83,465,500	83,534,381	58,353,448	23,535,434	16,721,315
Distributions declared per Common Share	$1.17	$1.09	$1.02	$0.96	$0.96
Net income (loss) attributable to Kite Realty Group Trust common shareholders:
Income (loss) from continuing operations[6]	$1,183	$15,443	$(17,268)	$(8,686)	$(17,571)
Income (loss) from discontinued operations	—	—	3,111	(2,620)	5,317
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$1,183	$15,443	$(14,157)	$(11,306)	$(12,254)

____________________
1
In 2016, we disposed of two operating properties. The operations of these properties are not reflected as discontinued operations as none of the disposals individually, nor in the aggregate, represent a strategic shift that has or will have a major effect on our operations and financial results.

2
In 2015, we disposed of nine operating properties. The operations of these properties are not reflected as discontinued operations as none of the disposals individually, nor in the aggregate, represent a strategic shift that has or will have a major effect on our operations and financial results.

3
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

4
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

6	Includes gain on sale of operating properties and preferred dividends.

($ in thousands)	As of December 31
	2016	2015	2014	2013	2012
Balance Sheet Data (Unaudited):
Investment properties, net	$3,435,382	$3,500,845	$3,417,655	$1,644,478	$1,200,336
Cash and cash equivalents	19,874	33,880	43,826	18,134	12,483
Assets held for sale	—	—	179,642	—	—
Total assets	3,656,371	3,756,428	3,866,413	1,758,179	1,283,440
Mortgage and other indebtedness	1,731,074	1,724,449	1,546,460	851,396	694,692
Liabilities held for sale	—	—	81,164	—	—
Total liabilities	1,923,940	1,937,364	1,839,183	957,146	769,148
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	88,165	92,315	125,082	43,928	37,670
Kite Realty Group Trust shareholders’ equity	1,643,574	1,725,976	1,898,784	753,557	473,086
Noncontrolling interests	692	773	3,364	3,548	3,536
Total liabilities and equity	3,656,371	3,756,428	3,866,413	1,758,179	1,283,440

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

Our Business and Properties

Kite Realty Group Trust is a publicly-held real estate investment trust which, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality neighborhood and community shopping centers in selected markets in the United States.  We derive revenues primarily from activities associated with the collection of contractual rents and reimbursement payments from tenants at our properties.  Our operating results therefore depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the United States retail sector, interest rate volatility, job growth and overall economic and real estate market conditions.

As of December 31, 2016, we owned interests in 119 operating and redevelopment properties consisting of 108 retail properties, nine retail redevelopment properties, one office operating property and an associated parking garage. We also owned two development projects under construction as of this date.

Portfolio Update

In evaluating acquisition, development, and redevelopment opportunities, we look for strong sub-markets where average household income is above the broader market average.  We also focus on locations with population density, high traffic counts, and strong daytime workforce populations.  Household incomes in our largest sub-markets are significantly higher than the medians for those broader markets.

In 2016, we transitioned the Holly Springs Towne Center – Phase II and Tamiami Crossing development projects to the operating portfolio. We also began construction on our expansion of Holly Springs – Phase II in the fourth quarter. Our 3-R initiative, which includes a total of 20 existing and potential projects, continued to progress in 2016. Ten of these projects are under construction with total estimated costs of $58.0 million to $66.5 million and estimated combined returns of 9.0% to 10.0%. There are 10 additional projects under active evaluation with potential estimated costs of $80 to $100 million and potential returns of 9.0% to 11.0%. We completed construction on four 3-R projects during the fourth quarter: Hitchcock Plaza, Shops at Moore, Tarpon Bay Plaza, and Traders Point.

In addition to targeting sub-markets with strong consumer demographics, we focus on having the appropriate tenant mix at each center.  Many of our tenants are service-oriented or have a prominent online platform that has reduced the impact of the expansion of e-commerce on their operations.  We have aggressively targeted and executed leases with notable grocers including Publix, Trader Joes, and Aldi along with soft goods retailers such as Ross Dress for Less, Ulta and Nordstrom Rack.  Additionally, we have identified cost-efficient ways to optimize space for junior anchors such as right-sizing office supply stores and backfilling the existing space with a tenant more suitable to the larger space. In addition, many of our redevelopment projects include consolidating small shop space to accommodate construction of new junior anchor space.

Capital and Financing Activities

Our ability to obtain capital on satisfactory terms and to refinance borrowings as they mature is affected by the condition of the economy in general and by the financial strength of properties securing borrowings.

Throughout 2016, we strengthened our balance sheet by retiring multiple property-level secured loans and unencumbering the related assets securing the loans.  We increased our liquidity through amending our existing unsecured revolving credit facility and unsecured term loan, which allows us the option to increase the borrowing capacity of the unsecured revolving credit facility to $1 billion and the option to increase our unsecured term loan to provide for an additional $200 million. We also issued $300 million of Notes in a public offering. As of December 31, 2016, we have reduced our term maturities through 2020 to approximately $90 million and extended our weighted-average debt maturities to 6.4 years.

The amount that we may borrow under our unsecured revolving credit facility is limited by the value of the assets in our unencumbered asset pool.  As of December 31, 2016, the value of the assets in our unencumbered asset pool was $420.4 million. Taking into account outstanding borrowings and letters of credit, we had $409.9 million available under our unsecured revolving credit facility for future borrowings as of December 31, 2016.  In addition, we had $19.9 million in cash and cash equivalents as of December 31, 2016.

The unencumbering of a number of properties, drawing the remaining amount on our 7-Year Term Loan, amending our existing unsecured revolving credit facility and unsecured term loan and issuing the Notes provides us with more flexibility for future capital activity.  In addition, the investment grade credit ratings we received in 2014 provide us with access to the unsecured public bond market, which we may continue to use in the future to finance acquisition activity, repay debt maturing in the near term and fix interest rates.

Summary of Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to the accompanying consolidated financial statements. As disclosed in Note 2, the preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the compilation of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.

Valuation of Investment Properties

Management reviews operational and development projects, land parcels and intangible assets for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment. Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.

Depreciation may be accelerated for a redevelopment project, including partial demolition of existing structures after the asset is assessed for impairment.

Operating properties will be classified as held for sale only when those properties are available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year, among other factors. Operating properties classified as held for sale are carried at the lower of cost or fair value less estimated costs to sell. Depreciation and amortization are suspended during the held-for-sale period.

Our operating properties have operations and cash flows that can be clearly distinguished from the rest of our activities. Historically, the operations reported in discontinued operations include those operating properties that were sold or were considered held for sale and for which operations and cash flows can be clearly distinguished. The operations from these properties are eliminated from ongoing operations, and we will not have a continuing involvement after disposition. In the first quarter of 2014, we adopted the provisions of ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which will result in fewer real estate sales being classified within discontinued operations, as only disposals representing a strategic shift in operations will be presented as discontinued operations. All operating properties included in discontinued operations in 2014 were classified as such prior to the adoption of ASU 2014-08, and no properties that have been sold, or designated as held-for-sale, since the adoption of ASU 2014-08, have met the revised criteria for classification within discontinued operations.

Acquisition of Real Estate Investments

Upon acquisition of real estate operating properties, we estimate the fair value of acquired identifiable tangible assets and identified intangible assets and liabilities, assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date.  Based on these estimates, we record the estimated fair value to the applicable assets and liabilities.  In making estimates of fair values, a number of sources are utilized, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as defined below.

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

•
the value of having a lease in place at the acquisition date.  We utilize independent and internal sources for our estimates to determine the respective in-place lease values.  Our estimates of value are made using methods similar to those used by independent appraisers.  Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases; and

•
the fair value of any assumed financing that is determined to be above or below market terms.  We utilize third party and independent sources for our estimates to determine the respective fair value of each mortgage payable.  The fair market value of each mortgage payable is amortized to interest expense over the remaining initial terms of the respective loan.

We also consider whether there is any value to in-place leases that have a related customer relationship intangible value.  Characteristics we consider in determining these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, among other factors.  To date, a tenant relationship has not been developed that is considered to have a current intangible value.

We finalize the measurement period of our business combinations when all facts and circumstances are understood, but in no circumstances will the measurement period exceed one year.

Revenue Recognition

As a lessor of real estate assets, the Company retains substantially all of the risks and benefits of ownership and account for its leases as operating leases.

Contractual rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue.  Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements.  Overage rent is included in other property related revenue in the accompanying consolidated statements of operations.  As a result of generating this revenue, we will routinely have accounts receivable due from tenants. We are subject to tenant defaults and bankruptcies that may affect the collection of outstanding receivables. To address the collectability of these receivables, we analyze historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts and straight line rent reserve. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

Gains or losses from sales of real estate are recognized when a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the asset, we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing financial involvement in the property.  As part of our ongoing business strategy, we will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.

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

•
Level 2 fair value inputs are inputs other than quoted prices included in Level 1 that are observable for similar instruments, either directly or indirectly, and appropriately consider counterparty creditworthiness in the valuations.

•
Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an instrument at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As discussed in Note 10 to the Financial Statements, we have determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Cash and cash equivalents, accounts receivable, escrows and deposits, and other working capital balances approximate fair value.

Note 7 to the Financial Statements includes a discussion of the fair values recorded for assets acquired and liabilities assumed.  Note 8 to the Financial Statements includes a discussion of the fair values recorded when we recognized an impairment charge on our Shops at Otty operating property. Level 3 inputs to these transactions include our estimations of market leasing rates, tenant-related costs, discount rates, and disposal values.

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

Inflation

Inflation rates have been near historical lows in recent years and, therefore, have not had a significant impact on our results of operations. Most of our leases contain provisions designed to mitigate the adverse impact of inflation by requiring the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, or include a fixed amount for these costs that escalates over time, thereby reducing our exposure to increases in operating expenses resulting from inflation. Also, most of our leases have original terms of fewer than ten years, which enables us to adjust rental rates to market upon lease renewal.

Results of Operations

As of December 31, 2016, we owned interests in 119 properties and two development projects currently under construction. The following table sets forth the total operating and redevelopment properties and development projects that we owned as of December 31, 2016, 2015 and 2014:

	# of Properties
	2016	2015	2014
Retail Operating Properties	108	110	118
Office Operating Properties	2	2	2
Redevelopment Properties	9	6	3
Total Operating and Redevelopment Properties	119	118	123
Development Projects	2	3	4
Total All Properties	121	121	127

The comparability of results of operations is affected by our Merger with Inland Diversified on July 1, 2014 and by our development, redevelopment, and operating property acquisition and disposition activities in 2014 through 2016. Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2016 and 2015” and “Comparison of Operating Results for the Years Ended December 31, 2015 and 2014”) in conjunction with the discussion of these activities during those periods, which is set forth below.

Property Acquisition Activities

During the three years ended December 31, 2016, we acquired the properties listed in the table below.

Property Name	MSA	Acquisition Date	Owned GLA
Merger with Inland Diversified (60 operating properties)	Various	July 2014	10,719,471
Rampart Commons	Las Vegas, NV	December 2014	81,292
Colleyville Downs	Dallas, TX	April 2015	190,940
Belle Isle Station	Oklahoma City, OK	May 2015	164,334
Livingston Shopping Center	New York - Newark	July 2015	139,605
Chapel Hill Shopping Center	Fort Worth / Dallas, TX	August 2015	126,755

Operating Property Disposition Activities

During the three years ended December 31, 2016, we sold the operating properties listed in the table below.

Property Name	MSA	Disposition Date	Owned GLA
50th and 12th (Walgreens)[1]	Seattle, WA	January 2014	14,500
Red Bank Commons	Evansville, IN	March 2014	34,258
Ridge Plaza	Oak Ridge, NJ	March 2014	115,088
Zionsville Walgreens	Zionsville, IN	September 2014	14,550
Sale of eight operating properties	Various[2]	November & December 2014	805,644
Sale of seven operating properties	Various[2]	March 2015	740,034
Cornelius Gateway	Portland, OR	December 2015	21,326
Four Corner Square	Seattle, WA	December 2015	107,998
Shops at Otty	Portland, OR	June 2016	9,845
Publix at St. Cloud	St. Cloud, FL	December 2016	78,820

____________________
1	Operating property was classified in discontinued operations in the consolidated statements of operations for the year ended December 31, 2014.
2	Shortly after the Merger with Inland Diversified we identified and sold certain properties located in multiple MSAs that were not consistent with the Company's strategic plan.

Development Activities

During the three years ended December 31, 2016, the following significant development properties became operational or partially operational:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA
Parkside Town Commons – Phase I	Raleigh, NC	March 2014	55,390
Parkside Town Commons – Phase II	Raleigh, NC	September 2014	347,642
Holly Springs Towne Center – Phase II	Raleigh, NC	December 2015	122,009
Tamiami Crossing	Naples, FL	March 2016	121,705

____________________
1
Represents the earlier of 1) the date on which we started receiving rental payments under tenant leases or ground leases at the property or 2) the date the first tenant took possession of its space at the property.

Redevelopment Activities

During portions of the three years ended December 31, 2016, the following properties were under redevelopment and removed from our operating portfolio:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
King’s Lake Square	Naples, FL	July 2013	April 2014	88,314
Bolton Plaza	Jacksonville, FL	June 2008	September 2014	154,555
Gainesville Plaza	Gainesville, FL	June 2013	December 2015	162,243
Cool Springs Market	Nashville, TN	July 2015	December 2015	230,980
Courthouse Shadows[2]	Naples, FL	June 2013	Pending	8,160
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	92,283
City Center[2]	White Plains, NY	December 2015	Pending	313,139
Fishers Station[2]	Indianapolis, IN	December 2015	Pending	175,229
Beechwood Promenade[2]	Athens, GA	December 2015	Pending	353,970
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Rampart Commons[2]	Las Vegas, NV	March 2016	Pending	81,292
Northdale Promenade[2]	Tampa, FL	March 2016	Pending	179,680
Burnt Store[2]	Punta Gorda, FL	June 2016	Pending	95,787

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	These nine operating properties have been identified as redevelopment properties as they have been excluded from the same property pool.

Net Operating Income and Same Property Net Operating Income

We use property net operating income ("NOI"), a non-GAAP financial measure, to evaluate the performance of our properties. We define NOI as income from our real estate including lease termination fees received from tenants less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses.

We believe that NOI, is helpful to investors as a measure of our operating performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as depreciation and amortization, interest expense, and impairment, if any.  We believe that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full period presented, which eliminates disparities in net income due to the redevelopment, acquisition or disposition of properties during the particular period presented and thus provides a more consistent metric for the comparison of our properties.  NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of our financial performance. Our computation of Same Property NOI may differ from the methodology used by other REITs, and therefore, may not be comparable to such other REITs.

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool 12 months after construction is substantially complete and the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. During various periods in 2016, between nine and 13 properties were excluded from the same property pool that were owned in both comparable periods but did not meet the criteria for inclusion in the same property pool.

The following table reflects Same Property NOI1 and a reconciliation to net income attributable to common shareholders for the years ended December 31, 2016 and 2015 (unaudited):

($ in thousands)	Years Ended December 31,
	2016	2015	% Change
Leased percentage	95.3%	95.5%
Economic Occupancy percentage[2]	93.4%	92.9%

Net operating income - same properties[3]	$215,330	$209,229	2.9%
Net operating income - same properties excluding the properties in the 3-R initiative			3.7%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Net operating income - same properties	$215,330	$209,229
Net operating income - non-same activity[4]	48,031	46,899
Other expense, net	(983)	(281)
General, administrative and other	(20,603)	(18,709)
Transaction costs	(2,771)	(1,550)
Depreciation expense	(174,564)	(167,312)
Non-cash gain from release of assumed earnout liability	—	4,832
Impairment charge	—	(1,592)
Interest expense	(65,577)	(56,432)
Gain on settlement	—	4,520
Non-cash gain on debt extinguishment	—	5,645
Gains on sales of operating properties	4,253	4,066
Net income attributable to noncontrolling interests	(1,933)	(2,198)
Dividends on preferred shares	—	(7,877)
Non-cash adjustment for redemption of preferred shares	—	(3,797)
Net income attributable to common shareholders	$1,183	$15,443

____________________
1	Same Property NOI excludes operating properties in redevelopment as well as office properties (Thirty South Meridian and Eddy Street Commons).
2
Excludes leases that are signed but under which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement during the period.

3
Same Property NOI excludes net gains from outlot sales, straight-line rent revenue, bad debt expense and recoveries, lease termination fees, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any.

4	Includes non-cash activity across the portfolio as well as net operating income from properties not included in the same property pool.

Our Same Property NOI increased 2.9% in 2016 compared to 2015. This increase was primarily due to increases in rental rates, increase in economic occupancy, and improved expense control and operating expense recovery resulting in an improvement in net recoveries of $1.9 million.

Funds From Operations

FFO is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO, a non-GAAP financial measure, in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts ("NAREIT"). The NAREIT white paper defines FFO as net income (determined in accordance with GAAP), excluding gains (or losses) from sales and impairments of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

Considering the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for a severance charge, accelerated amortization of debt issuance costs, a debt extinguishment loss and transaction costs in 2016, a non-cash adjustment for redemption of preferred shares in 2015, a gain on the resolution of an assumed contingency in 2015, and a gain on settlement and transaction costs in 2015. We believe this supplemental information provides a meaningful measure of our operating performance. We believe our presentation of FFO, as adjusted, provides investors with another financial measure that may facilitate comparison of operating performance between periods and among our peer companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

Our calculations of FFO1 and reconciliation to consolidated net income and FFO, as adjusted for the years ended December 31, 2016, 2015 and 2014 (unaudited) are as follows:

($ in thousands)	Years Ended December 31,
	2016	2015	2014
Consolidated net income (loss)	$3,116	$29,315	$(4,676)
Less: cash dividends on preferred shares	—	(7,877)	(8,456)
Less: non-cash adjustment for redemption of preferred shares	—	(3,797)	—
Less: net income attributable to noncontrolling interests in properties	(1,844)	(1,854)	(1,435)
Less: gains on sales of operating properties	(4,253)	(4,066)	(11,776)
Add: impairment charge	—	1,592	—
Add: depreciation and amortization of consolidated entities, net of noncontrolling interests	173,578	166,509	120,452
FFO of the Operating Partnership[1]	170,597	179,822	94,109
Less: Limited Partners' interests in FFO	(3,872)	(3,789)	(2,541)
FFO attributable to Kite Realty Group Trust common shareholders[1]	$166,725	$176,033	$91,568

FFO of the Operating Partnership[1]	$170,597	$179,822	$94,109
Less: gain on settlement	—	(4,520)	—
Add: accelerated amortization of debt issuance costs (non-cash)	1,121	—	—
Add: transaction costs	2,771	1,550	27,508
Add: severance charge	500	—	—
Add: adjustment for redemption of preferred shares (non-cash)	—	3,797	—
Less: gain from release of assumed earnout liability (non-cash)	—	(4,832)	—
Add (less): loss (gain) on debt extinguishment	819	(5,645)	—
FFO, as adjusted, of the Operating Partnership	$175,808	$170,172	$121,617

____________________
1
“FFO of the Operating Partnership" measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to Kite Realty Group Trust common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Earnings before Interest, Tax, Depreciation, and Amortization (EBITDA)

We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense and income tax expense of taxable REIT subsidiary. For informational purposes, we have also provided Adjusted EBITDA, which we define as EBITDA less (i) EBITDA from unconsolidated entities, (ii) gains on sales of operating properties or impairment charges, (iii) other income and expense, (iv) noncontrolling interest EBITDA and (v) other non-recurring activity or items impacting comparability from period to period. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. Net Debt to Adjusted EBITDA is our share of net debt divided by Annualized Adjusted EBITDA. EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA and Net Debt to Adjusted EBITDA, as calculated by us, are not comparable to EBITDA and EBITDA-related measures reported by other REITs that do not define EBITDA and EBITDA-related measures exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP, and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

Considering the nature of our business as a real estate owner and operator, we believe that EBITDA, Adjusted EBITDA and the ratio of Net Debt to Adjusted EBITDA are helpful to investors in measuring our operational performance because they exclude various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided Annualized Adjusted EBITDA, adjusted as described above. We believe this supplemental information provides a meaningful measure of our operating performance. We believe presenting EBITDA and the related measures in this manner allows investors and other interested parties to form a more meaningful assessment of our operating results.

The following table presents a reconciliation of our EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA to consolidated net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA.

($ in thousands)	Three Months Ended December 31,
Consolidated net income	$3,900
Adjustments to net income:
Depreciation and amortization	42,939
Interest expense	17,613
Income tax expense of taxable REIT subsidiary	51
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	64,503
Adjustments to EBITDA:
Unconsolidated EBITDA	34
Gain on sales of operating properties	(4,059)
Other income and expense, net	75
Noncontrolling interest	(461)
Adjusted EBITDA	60,092

Annualized Adjusted EBITDA[1]	$240,368

Company share of net debt:
Mortgage and other indebtedness	1,731,074
Less: Partner share of consolidated joint venture debt	(13,737)
Less: Cash	(28,911)
Less: Debt Premium	(676)
Company Share of Net Debt	1,687,750
Net Debt to Adjusted EBITDA	7.0x

____________________
1	Represents Adjusted EBITDA for the three months ended December 31, 2016 (as shown in the table above) multiplied by four.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

The comparability of results of operations is affected by our acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in the second and third quarters of 2015 and the sales of seven operating properties in March 2015, two operating properties in December 2015, and two operating properties in early 2016. The following table reflects changes in the components of our consolidated statements of operations for the years ended December 31, 2016 and 2015:

($ in thousands)	2016	2015	Net change 2015 to 2016
Revenue:
Rental income (including tenant reimbursements)	$344,541	$334,029	$10,512
Other property related revenue	9,581	12,976	(3,395)
Total revenue	354,122	347,005	7,117
Expenses:
Property operating	47,923	49,973	(2,050)
Real estate taxes	42,838	40,904	1,934
General, administrative, and other	20,603	18,709	1,894
Transaction costs	2,771	1,550	1,221
Non-cash gain from release of assumed earnout liability	—	(4,832)	4,832
Impairment charge	—	1,592	(1,592)
Depreciation and amortization	174,564	167,312	7,252
Total expenses	288,699	275,208	13,491
Operating income	65,423	71,797	(6,374)
Interest expense	(65,577)	(56,432)	(9,145)
Income tax expense of taxable REIT subsidiary	(814)	(186)	(628)
Non-cash gain on debt extinguishment	—	5,645	(5,645)
Gain on settlement	—	4,520	(4,520)
Other expense, net	(169)	(95)	(74)
(Loss) income before gain on sale of operating properties	(1,137)	25,249	(26,386)
Gain on sale of operating properties, net	4,253	4,066	187
Consolidated net income	3,116	29,315	(26,199)
Net income attributable to noncontrolling interests	(1,933)	(2,198)	265
Net income attributable to Kite Realty Group Trust	1,183	27,117	(25,934)
Dividends on preferred shares	—	(7,877)	7,877
Non-cash adjustment for redemption of preferred shares	—	(3,797)	3,797
Net income attributable to common shareholders	$1,183	$15,443	$(14,260)

Property operating expense to total revenue ratio	13.5%	14.4%	(0.9)%
Rental income (including tenant reimbursements) increased $10.5 million, or 3.1%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$7,275
Development properties that became operational or were partially operational in 2015 and/or 2016	4,917
Properties sold during 2015 and 2016	(5,762)
Properties under redevelopment during 2015 and/or 2016	1,109
Properties fully operational during 2015 and 2016 and other	2,973
Total	$10,512

The net increase of $3.0 million in rental income for properties fully operational during 2015 and 2016 is primarily attributable to an increase in rental rates, increase in economic occupancy percentage, and improved expense control and operating expense recovery resulting in an improvement in net recoveries of $1.9 million.

The average rents for new comparable leases signed in 2016 were $20.83 per square foot compared to average expiring rents of $17.57 per square foot in that period. The average rents for renewals signed in 2016 were $15.85 per square foot compared to average expiring rents of $14.79 per square foot in that period. Our same property economic occupancy improved to 93.4% as of December 31, 2016 from 92.9% as of December 31, 2015. For our retail operating portfolio, annualized base rent per square foot improved to $15.53 per square foot as of December 31, 2016, up from $15.22 per square foot as of December 31, 2015.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue decreased by $3.4 million, primarily as a result lower gains on sales of undepreciated assets of $1.7 million, decreases of $1.1 million in lease termination income, and fluctuations in other miscellaneous activities.

Property operating expenses decreased $2.1 million, or 4.1%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$1,577
Development properties that became operational or were partially operational in 2015 and/or 2016	683
Properties sold during 2015 and 2016	(1,288)
Properties under redevelopment during 2015 and/or 2016	(444)
Properties fully operational during 2015 and 2016 and other	(2,578)
Total	$(2,050)

The net $2.6 million decrease for properties fully operational during 2015 and 2016 is primarily due to a combination of decreases of $1.2 million in bad debt expense, $0.8 million in trash removal expense as tenants began contracting for this item directly with outside vendors, $0.5 million in insurance costs as we generated efficiencies with our larger operating platform, $0.3 million in utility expense, and $0.2 million in snow removal expense. The decreases were offset by an increase of $0.5 million in landscaping expense.

As a percentage of revenue, property operating expenses decreased between years from 14.4% to 13.5%. The decrease was mostly due to an improvement in expense control and an improvement in operating expense recoveries from tenants as a result of higher occupancy rates.

Real estate taxes increased $1.9 million, or 4.7%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$1,417
Development properties that became operational or were partially operational in 2015 and/or 2016	372
Properties sold during 2015 and 2016	(636)
Properties under redevelopment during 2015 and/or 2016	(127)
Properties fully operational during 2015 and 2016 and other	908
Total	$1,934

The net $0.9 million increase in real estate taxes for properties fully operational during 2015 and 2016 is due to higher tax assessments at certain operating properties. The majority of our real estate tax expense is recoverable from tenants and reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $1.9 million, or 10.1%. The increase is due primarily to higher payroll costs and company overhead expenses of $1.4 million and a severance charge of $0.5 million in the first quarter of 2016.

Transaction costs generally consist of legal, lender, due diligence, and other expenses for professional services. Such costs increased $1.2 million as we had terminated transaction costs of $2.8 million in 2016, compared to property acquisition costs of $1.6 million over the same period in 2015.

We recorded a non-cash gain from the release of an assumed earnout liability of $4.8 million for the year ended December 31, 2015. The expiration date of the underlying third party earnout agreement was December 28, 2015, and the original sellers were unable to perform the necessary leasing activity by this date that would have resulted in payment by us of the previously recorded obligation.

We recorded an impairment charge of $1.6 million related to our Shops at Otty operating property for the year ended December 31, 2015. This charge was recorded due to our intent to sell the property in the near term, which shortened the intended holding period. This property was sold in the second quarter of 2016. See additional discussion in Note 8 to the consolidated financial statements.

Depreciation and amortization expense increased $7.3 million, or 4.3%, due to the following:

($ in thousands)	Net change 2015 to 2016
Properties acquired during 2015	$3,763
Development properties that became operational or were partially operational in 2015 and/or 2016	4,572
Properties sold during 2015 and 2016	(1,603)
Properties under redevelopment during 2015 and/or 2016	2,434
Properties fully operational during 2015 and 2016 and other	(1,914)
Total	$7,252

The net increase of $2.4 million in properties under redevelopment during 2015 and 2016 is primarily due to an increase of $1.9 million in accelerated depreciation and amortization from the demolition of a portion of a building at one of our redevelopment properties. The net decrease of $1.9 million in depreciation at properties fully operational during 2015 and 2016 is due to a decrease in accelerated depreciation and amortization on tenant-specific assets from multiple tenants vacating at several operating properties in 2016, compared to the same period in 2015.

Interest expense increased $9.1 million or 16.2%. The increase is due to recording $1.0 million in accelerated amortization of debt issuance costs from amending the unsecured term loans, retiring Term Loan A and securing longer-term fixed rate debt through the issuance of senior unsecured notes in the second half of 2015 and in the third quarter of 2016 that carried higher interest rates than the variable rate on our unsecured revolving credit facility, which was paid down with the proceeds. We also redeemed all of our outstanding preferred shares in the fourth quarter of 2015 using the proceeds from the senior unsecured notes. The increase is also due to certain development projects, including Parkside Town Commons - Phase I and Holly Springs Towne Center - Phase II becoming operational. As a portion of the project becomes operational, we cease capitalization of the related interest expense.

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

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

The comparability of results of operations is affected by our Merger with Inland Diversified and the acquisition of Rampart Commons in 2014, the acquisitions of Colleyville Downs, Belle Isle Station, Livingston Shopping Center, and Chapel Hill Shopping Center in 2015 and the sale of 15 properties sold in late 2014 and early 2015. The following table reflects income statement line items from our consolidated statements of operations for the years ended December 31, 2015 and 2014:

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

Property operating expenses as a percentage of total revenue for the year ended December 31, 2015 were 14.4% compared to 14.9% over the same period in the prior year. The decrease was mostly due to higher other property related revenue and an improvement in expense recoveries from tenants as a result of higher economic occupancy rates. The overall recovery ratio for reimbursable expenses improved to 87.1% for the year ended December 31, 2015 compared to 85.3% for the year ended December 31, 2014.

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

General, administrative and other expenses increased $5.7 million, or 43.4%. The increase is due primarily to higher public company costs and personnel costs associated with the Merger. Our employee base increased from 95 full-time employees as of December 31, 2013 to 145 full-time employees as of December 31, 2015.

Transaction costs in 2014 related almost entirely to our Merger with Inland Diversified and totaled $27.5 million for the year ended December 31, 2014 compared to $1.6 million of costs for various property acquisitions for the year ended December 31, 2015.

We recorded a non-cash gain from the release of an assumed earnout liability of $4.8 million for the year ended December 31, 2015. The expiration date of the associated earnout liability was December 28, 2015, and the original sellers were unable to perform the necessary leasing activity that would have resulted in payment of the previously estimated obligation.

We recorded an impairment charge of $1.6 million related to our Shops at Otty operating property for the year ended December 31, 2015. See additional discussion in Note 8 to the consolidated financial statements.

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

Interest expense increased $10.9 million or 24.0%. The increase mainly resulted from our assumption of $859.6 million of debt as part of the Merger with Inland Diversified, in addition to draws on the unsecured revolving credit facility to fund a portion of our 2015 acquisitions. In addition, we secured longer-term fixed rate debt through the issuance of senior unsecured notes that carried higher interest rates than the variable rate on our unsecured revolving credit facility. The increase was also due to certain development projects, including Delray Marketplace and Parkside Town Commons - Phase I becoming operational. As a portion of the project becomes operational, we expense a pro-rata amount of related interest expense.

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

Our Principal Capital Resources

For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 74.  In addition to cash generated from operations, we discuss below our other principal capital resources.

The increased operating cash flows of the Company have substantially enhanced our liquidity position and reduced our borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.

In 2016, we drew the remaining $100 million on our $200 million 7-Year Term Loan and used the proceeds to pay down the unsecured revolving credit facility. In addition, we completed a $300 million public offering of 4.00% Senior Notes due October 1, 2026.  The net proceeds were utilized to retire both the $200 million Term Loan A and the $75.9 million construction loan secured by our Parkside Town Commons operating property and to fund portions of the retirement of the $25 million loan secured by our Colonial Square and Village Walk operating properties and the $10.4 million loan secured by our Geist Pavilion operating property. We also drew on our unsecured revolving credit facility to fund the retirement of an additional $128.8 million of property level secured debt in 2016.

As of December 31, 2016, we had approximately $409.9 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered asset pool allocated to the unsecured revolving credit facility. We also had $19.9 million in cash and cash equivalents as of December 31, 2016.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans, and our Notes as of December 31, 2016.

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

We currently have an at-the-market equity program that allows us to issue new common shares from time to time, with an aggregate offering price of up to $250.0 million. During the year ended December 31, 2016, we issued 137,229 common shares at an average price per share of $29.52 pursuant to our at-the-market offering program, generating gross proceeds of approximately $4.1 million and, after deducting commissions and other costs, net proceeds of approximately $3.8 million. We have $245.9 million remaining available for future common share issuances under our current at-the-market equity program.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of December 31, 2016, we have $6.7 million of debt scheduled to mature in 2017, excluding scheduled monthly principal payments. We have sufficient liquidity to repay this obligation from current resources and our capacity on the unsecured revolving credit facility.

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

In November 2016, our Board of Trustees declared a cash distribution of $0.3025 per common share and Common Unit for the fourth quarter of 2016, which represented a 5.2% increase over our previous quarterly distribution.  This distribution was paid on January 13, 2017 to common shareholders and Common Unit holders of record as of January 6, 2017.  Future dividends are at the discretion of the Board of Trustees.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the year ended December 31, 2016, we incurred $9.3 million of costs for tenant improvements and external leasing commissions (excluding first generation space and development and redevelopment properties) and $1.6 million of costs for recurring capital expenditures on our operating properties We currently anticipate incurring approximately $11 million to $13 million of additional major tenant improvements and renovation costs within the next 12 months at a number of our operating properties.

We have 10 properties in our 3-R initiative that are currently under construction. Total estimated costs of this construction are expected to be in the range of $58.0 million to $66.5 million and are expected to be incurred through mid-2018. We expect to be able to fund these costs largely from operating cash flow.

As of December 31, 2016, we had two development projects under construction.  The total estimated cost of the development projects is approximately $90.6 million, of which $82.9 million had been incurred as of December 31, 2016.  We currently anticipate incurring the remaining $7.7 million of costs over the next 18 months.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through borrowings on our unsecured revolving credit facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment, Reposition, Repurpose Opportunities. We are currently evaluating additional redevelopment, repositioning, and repurposing of several other operating properties as part of our 3-R initiative. Total estimated costs of these properties are expected to be in the range of $80 million to $100 million. We believe we will have sufficient funding for these projects through cash flow from operations and borrowings on our unsecured revolving credit facility.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the year ended December 31, 2016 and on a cumulative basis since the project’s inception:

	Year to Date	Cumulative
($ in thousands)	December 31, 2016	December 31, 2016
Developments	$3,986	$82,935
Under Construction 3-R Projects	25,543	N/A
3-R Opportunities	4,815	N/A
Recently completed developments/redevelopments[1]	43,949	N/A
Miscellaneous other activity, net	7,200	N/A
Recurring operating capital expenditures (primarily tenant improvement payments)	8,826	N/A
Total	$94,319	$82,935

____________________
1	This classification includes Holly Springs Towne Center - Phase II, Tamiami Crossing, and Cool Springs Market.

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.4 million for the year ended December 31, 2016.

Impact of Changes in Credit Ratings on Our Liquidity

In 2014, we were assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged at December 31, 2016.

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

Cash Flows

As of December 31, 2016, we had cash and cash equivalents on hand of $19.9 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with high-credit-quality financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Cash provided by operating activities was $154.9 million for the year ended December 31, 2016, a decrease of $14.4 million from the same period of 2015.  The decrease was primarily due to the timing of real estate tax payments and annual insurance payments and an increase in leasing costs.

Cash used in investing activities was $82.7 million for the year ended December 31, 2016, as compared to cash used in investing activities of $84.4 million in the same period of 2015.  Highlights of significant cash sources and uses are as follows:

•
Net proceeds of $14.2 million related to the sale of operating properties in 2016, compared to net proceeds of $170.0 million related to the sale of seven operating properties in March 2015 and the sale of our Four Corner Square and Cornelius Gateway operating properties in December 2015;

•	There were no property acquisitions in 2016, while there was a net cash outflow of $166.4 million related to acquisitions over the same period in 2015; and

•
Increase in capital expenditures of $1.8 million, in addition to a decrease in construction payables of $3.0 million.  In 2016, we substantially completed construction at our Tamiami Crossing and Holly Springs Towne Center - Phase II development properties, and incurred additional construction costs at several of our redevelopment properties.

Cash used in financing activities was $86.3 million for the year ended December 31, 2016, compared to cash used in financing activities of $94.9 million in the same period of 2015.  Highlights of significant cash sources and uses in 2016 are as follows:

•	We retired approximately $139 million of secured loans that were secured by multiple operating properties via draws on our unsecured revolving credit facility;

•
We issued $300 million of our Notes in a public offering.  The net proceeds of which were utilized to retire both the $200 million Term Loan A and the $75.9 million construction loan secured by our Parkside Town Commons operating property and to fund a portion of the retirement of $35 million in secured loans.

•	We drew the remaining $100 million on our $200 million 7-Year Term Loan and used the proceeds to pay down the unsecured revolving credit facility;

•
We issued 137,229 of our common shares at an average price per share of $29.52 pursuant to our at-the-market equity program, generating gross proceeds of approximately $4.1 million and, after deducting commissions and other costs, net proceeds of approximately $3.8 million. The proceeds from these offerings were contributed to the Operating Partnership and used to pay down our unsecured revolving credit facility; and

•	We made distributions to common shareholders and Common Unit holders of $98.6 million.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Cash provided by operating activities was $169.3 million for the year ended December 31, 2015, a decrease of $126.8 million from the same period of 2014.  The increase was primarily due to the increased cash flows generated by the properties acquired in 2014.

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

•	Net cash outflow of $166.4 million related to 2015 acquisitions compared to a net cash outflow of $22.5 million related to the 2014 acquisition of Rampart Commons; and

•
Decrease in capital expenditures of $2.0 million, in addition to a decrease in the change in construction payables of $19.5 million. In 2015, there was significant construction activity at Parkside Town Commons - Phase II, Tamiami Crossing, and Holly Springs Towne Center - Phase II.

Cash used in financing activities was $94.9 million for the year ended December 31, 2015, compared to cash used in financing activities of $203.8 million in the same period of 2014.  Highlights of significant cash sources and uses in 2015 are as follows:

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

•
We entered into a 7-Year Term Loan for up to $200 million, and in December 2015 drew $100 million on the 7-Year Term Loan and used the proceeds to pay down the unsecured revolving credit facility that was initially utilized to retire the $90 million loan secured by our City Center operating property.

•	Distributions to common shareholders and Common Unit holders of $93.1 million; and

•	Distributions to preferred shareholders of $8.6 million.

In addition to the cash activity above, in August 2015, in connection with the acquisition of Chapel Hill Shopping Center, we assumed a $18.3 million loan secured by the operating property.  As part of the estimated fair value determination, a debt premium of $0.2 million was recorded.

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

As of December 31, 2016, we have outstanding letters of credit totaling $10.5 million and no amounts were advanced against these instruments.

Contractual Obligations

The following table summarizes our contractual obligations to third parties based on contracts executed as of December 31, 2016.

($ in thousands)	Consolidated Long-term Debt and Interest[1]	Development Activity and Tenant Allowances[2]	Operating Ground Leases	Employment Contracts[3]	Total
2017	$76,122	$8,969	$1,500	$943	$87,534
2018	106,566	—	1,357	—	107,923
2019	67,421	—	1,329	—	68,750
2020	109,063	—	1,338	—	110,401
2021	496,182	—	1,349	—	497,531
Thereafter	1,294,056	—	57,708	—	1,351,764
Total	$2,149,410	$8,969	$64,581	$943	$2,223,903

____________________
1
Our long-term debt consists of both variable and fixed-rate debt and includes both principal and interest.  Interest expense for variable-rate debt was calculated using the interest rates as of December 31, 2016.

2	Tenant allowances include commitments made to tenants at our operating and under construction development and redevelopment properties.
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

Our share of estimated future costs for our under construction and future developments and redevelopments is further discussed on page 73 in the "Short and Long-Term Liquidity Needs" section.

Outstanding Indebtedness

The following table presents details of outstanding consolidated indebtedness as of December 31, 2016 and 2015 adjusted for hedges:

($ in thousands)	December 31, 2016	December 31, 2015
Senior unsecured notes	$550,000	$250,000
Unsecured revolving credit facility	79,600	20,000
Unsecured term loans	400,000	500,000
Notes payable secured by properties under construction - variable rate	—	132,776
Mortgage notes payable - fixed rate	587,762	756,494
Mortgage notes payable - variable rate	114,388	58,268
Net debt premiums and issuance costs, net	(676)	6,911
Total mortgage and other indebtedness	$1,731,074	$1,724,449

 Consolidated indebtedness, including weighted average maturities and weighted average interest rates at December 31, 2016, is summarized below:

($ in thousands)	Outstanding Amount	Weighted Average Maturity (in years)	Weighted Average Interest Rate	Ratio
Fixed rate debt[1]	$1,612,054	6.5	4.09%	93%
Variable rate debt	119,696	5.1	2.26%	7%
Net debt premiums and issuance costs, net	(676)	N/A	N/A	N/A
Total	$1,731,074	6.4	3.96%	100%

____________________
1
Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of December 31, 2016, $474.3 million in variable rate debt is hedged for a weighted average 2.7 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases.  Mortgage indebtedness is generally repaid in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness are based on LIBOR plus spreads ranging from 160 to 225 basis points.  At December 31, 2016, the one-month LIBOR interest rate was 0.77%.  Fixed interest rates on mortgage loans range from 3.78% to 6.78%.

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

We had $1.7 billion of outstanding consolidated indebtedness as of December 31, 2016 (inclusive of unamortized net debt premiums and issuance costs, net of $0.7 million). As of December 31, 2016, we were party to various consolidated interest rate hedge agreements for a total of $474.3 million, with maturities over various terms ranging from 2017 through 2021. Including the effects of these hedge agreements, our fixed and variable rate debt would have been $1.6 billion (93%) and $0.1 billion (7%), respectively, of our total consolidated indebtedness at December 31, 2016.

We have $6.7 million of fixed rate debt maturing within the next 12 months.  A 100 basis point increase in market interest rates would not materially impact the annual cash flows associated with these loans.  A 100 basis point change in interest rates on our unhedged variable rate debt as of December 31, 2016 would change our annual cash flow by $1.2 million.  Based upon the terms of our variable rate debt, we are most vulnerable to change in short-term LIBOR interest rates.  The sensitivity analysis was estimated using cash flows discounted at current borrowing rates adjusted by 100 basis points.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Parent Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Parent Company's management, including its Chief Executive Officer and Chief Financial Officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control – Integrated Framework, the Parent Company's management has concluded that its internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Operating Partnership's management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control

– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control – Integrated Framework, the Operating Partnership's management has concluded that its internal control over financial reporting was effective as of December 31, 2016.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited Kite Realty Group Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Kite Realty Group Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kite Realty Group Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kite Realty Group Trust as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and the related financial statement schedule listed in the index at Item 15(a) as of December 31, 2016 of Kite Realty Group Trust and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Trustees of Kite Realty Group Trust and the Partners of Kite Realty Group, L.P. and subsidiaries:

We have audited Kite Realty Group, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Kite Realty Group, L.P. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

In our opinion, Kite Realty Group, L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kite Realty Group, L.P. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), partner’s equity and cash flows for each of the three years in the period ended December 31, 2016 and the related financial statement schedule listed in the index at Item 15(a) as of December 31, 2016 of Kite Realty Group, L.P. and subsidiaries and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 27, 2017

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated by reference to the material appearing in our 2017 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end in accordance with Regulation 14A.

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

The Company files as part of this report the exhibits listed on the Exhibit Index. Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

KITE REALTY GROUP TRUST
(Registrant)

/s/ John A. Kite
John A. Kite
February 27, 2017	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ Daniel R. Sink
Daniel R. Sink
February 27, 2017	Chief Financial Officer
(Date)	(Principal Financial Officer)

KITE REALTY GROUP L.P. AND SUBSIDIARIES
(Registrant)

/s/ John A. Kite
John A. Kite
February 27, 2017	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ Daniel R. Sink
Daniel R. Sink
February 27, 2017	Chief Financial Officer
(Date)	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Kite	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	February 27, 2017
(John A. Kite)

/s/ William E. Bindley	Trustee	February 27, 2017
(William E. Bindley)

/s/ Victor J. Coleman	Trustee	February 27, 2017
(Victor J. Coleman)

/s/ Christie B. Kelly	Trustee	February 27, 2017
(Christie B. Kelly)

/s/ David R. O’Reilly	Trustee	February 27, 2017
(David R. O’Reilly)

/s/ Barton R. Peterson	Trustee	February 27, 2017
(Barton R. Peterson)

/s/ Lee A. Daniels	Trustee	February 27, 2017
(Lee A. Daniels)

/s/ Gerald W. Grupe	Trustee	February 27, 2017
(Gerald W. Grupe)

/s/ Charles H. Wurtzebach	Trustee	February 27, 2017
(Charles H. Wurtzebach)

/s/ Daniel R. Sink	Chief Financial Officer (Principal Financial Officer)	February 27, 2017
(Daniel R. Sink)

/s/ Thomas R. Olinger	Senior Vice President, Chief Accounting Officer	February 27, 2017
(Thomas R. Olinger)

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries

Index to Financial Statements

Page
Consolidated Financial Statements:

Kite Realty Group Trust:

Report of Independent Registered Public Accounting Firm	F-1

Kite Realty Group, L.P. and subsidiaries

Report of Independent Registered Public Accounting Firm	F-2

Kite Realty Group Trust:

Balance Sheets as of December 31, 2016 and 2015	F-3

Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015, and 2014	F-4

Statements of Shareholders’ Equity for the Years Ended December 31, 2016, 2015, and 2014	F-5

Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014	F-6

Kite Realty Group, L.P. and subsidiaries
Balance Sheets as of December 31, 2016 and 2015	F-7

Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015, and 2014	F-8

Statements of Partner's Equity for the Years Ended December 31, 2016, 2015, and 2014	F-9

Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014	F-10

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries:

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule:

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries:

Schedule III – Real Estate and Accumulated Depreciation	F-44

Notes to Schedule III	F-49

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Kite Realty Group Trust:

We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kite Realty Group Trust at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kite Realty Group Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Trustees of Kite Realty Group Trust and the Partners of Kite Realty Group, L.P. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Kite Realty Group, L.P. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), partner's equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kite Realty Group, L.P. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kite Realty Group, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 27, 2017

Kite Realty Group Trust
Consolidated Balance Sheets
($ in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets:
Investment properties, at cost	$3,996,065	$3,933,140
Less: accumulated depreciation	(560,683)	(432,295)
	3,435,382	3,500,845

Cash and cash equivalents	19,874	33,880
Tenant and other receivables, including accrued straight-line rent of $28,703 and $23,809 respectively, net of allowance for uncollectible accounts	53,087	51,101
Restricted cash and escrow deposits	9,037	13,476
Deferred costs and intangibles, net	129,264	148,274
Prepaid and other assets	9,727	8,852
Total Assets	$3,656,371	$3,756,428

Liabilities and Equity:
Mortgage and other indebtedness	$1,731,074	$1,724,449
Accounts payable and accrued expenses	80,664	81,356
Deferred revenue and intangibles, net and other liabilities	112,202	131,559
Total Liabilities	1,923,940	1,937,364
Commitments and contingencies
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	88,165	92,315
Equity:
Kite Realty Group Trust Shareholders’ Equity
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,545,398 and 83,334,865 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	835	833
Additional paid in capital and other	2,062,360	2,050,545
Accumulated other comprehensive loss	(316)	(2,145)
Accumulated deficit	(419,305)	(323,257)
Total Kite Realty Group Trust Shareholders' Equity	1,643,574	1,725,976
Noncontrolling Interests	692	773
Total Equity	1,644,266	1,726,749
Total Liabilities and Equity	$3,656,371	$3,756,428

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income (Loss)
($ in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Minimum rent	$274,059	$263,794	$199,455
Tenant reimbursements	70,482	70,235	52,773
Other property related revenue	9,581	12,976	7,300
Total revenue	354,122	347,005	259,528
Expenses:
Property operating	47,923	49,973	38,703
Real estate taxes	42,838	40,904	29,947
General, administrative, and other	20,603	18,709	13,043
Transaction costs	2,771	1,550	27,508
Non-cash gain from release of assumed earnout liability	—	(4,832)	—
Impairment charge	—	1,592	—
Depreciation and amortization	174,564	167,312	120,998
Total expenses	288,699	275,208	230,199
Operating income	65,423	71,797	29,329
Interest expense	(65,577)	(56,432)	(45,513)
Income tax expense of taxable REIT subsidiary	(814)	(186)	(24)
Non-cash gain on debt extinguishment	—	5,645	—
Gain on settlement	—	4,520	—
Other expense, net	(169)	(95)	(244)
(Loss) income from continuing operations	(1,137)	25,249	(16,452)
Discontinued operations
Gain on sales of operating properties, net	—	—	3,198
Income from discontinued operations	—	—	3,198
(Loss) income before gain on sale of operating properties	(1,137)	25,249	(13,254)
Gain on sale of operating properties, net	4,253	4,066	8,578
Consolidated net income (loss)	3,116	29,315	(4,676)
Net income attributable to noncontrolling interests	(1,933)	(2,198)	(1,025)
Net income (loss) attributable to Kite Realty Group Trust	1,183	27,117	(5,701)
Dividends on preferred shares	—	(7,877)	(8,456)
Non-cash adjustment for redemption of preferred shares	—	(3,797)	—
Net income (loss) attributable to common shareholders	$1,183	$15,443	$(14,157)

Net income (loss) per common share – basic:
Income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.01	$0.19	$(0.29)
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	—	0.05
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.01	$0.19	$(0.24)
Net income (loss) per common share – diluted:
Income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.01	$0.18	$(0.29)
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	—	0.05
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.01	$0.18	$(0.24)

Weighted average common shares outstanding - basic	83,436,511	83,421,904	58,353,448
Weighted average common shares outstanding - diluted	83,465,500	83,534,381	58,353,448

Dividends declared per common share	$1.165	$1.090	$1.020

Net income (loss) attributable to Kite Realty Group Trust common shareholders:
Income (loss) from continuing operations	$1,183	$15,443	$(17,268)
Income from discontinued operations	—	—	3,111
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$1,183	$15,443	$(14,157)

Consolidated net income (loss)	$3,116	$29,315	$(4,676)
Change in fair value of derivatives	1,871	(995)	(2,621)
Total comprehensive income (loss)	4,987	28,320	(7,297)
Comprehensive income attributable to noncontrolling interests	(1,975)	(2,173)	(932)
Comprehensive income (loss) attributable to Kite Realty Group Trust	$3,012	$26,147	$(8,229)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2013	4,100,000	$102,500	32,706,554	$327	$822,507	$1,353	$(173,130)	$753,557
Common shares issued under employee share purchase plan	—	—	1,812	—	46	—	—	46
Common shares issued as part of Merger, net of offering costs	—	—	50,272,308	503	1,232,684	—	—	1,233,187
Common shares retired in connection with reverse share split	—	—	(2,436)	—	(60)	—	—	(60)
Stock compensation activity	—	—	490,425	5	3,294	—	—	3,299
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	—	—	(2,528)	—	(2,528)
Distributions declared to common shareholders	—	—	—	—	—	—	(60,514)	(60,514)
Distributions to preferred shareholders	—	—	—	—	—	—	(8,456)	(8,456)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	—	—	(5,701)	(5,701)
Exchange of redeemable noncontrolling interests for common shares	—	—	22,000	—	567	—	—	567
Adjustment to redeemable noncontrolling interests	—	—	—	—	(14,613)	—	—	(14,613)
Balances, December 31, 2014	4,100,000	$102,500	83,490,663	$835	$2,044,425	$(1,175)	$(247,801)	$1,898,784
Stock compensation activity	—	—	(173,798)	(2)	3,744	—	—	3,742
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	—	—	(970)	—	(970)
Distributions declared to common shareholders	—	—	—	—	—	—	(90,899)	(90,899)
Distributions to preferred shareholders	—	—	—	—	—	—	(7,877)	(7,877)
Redemption of preferred shares	(4,100,000)	(102,500)	—	—	3,797	—	(3,797)	(102,500)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	27,117	27,117
Acquisition of partners' interests in consolidated joint ventures	—	—	—	—	1,445	—	—	1,445
Exchange of redeemable noncontrolling interests for common shares	—	—	18,000	—	487	—	—	487
Adjustment to redeemable noncontrolling interests	—	—	—	—	(3,353)	—	—	(3,353)
Balances, December 31, 2015	—	$—	83,334,865	$833	$2,050,545	$(2,145)	$(323,257)	$1,725,976
Stock compensation activity	—	—	67,804	1	5,042	—	—	5,043
Issuance of common shares under at-the-market plan, net	—	—	137,229	1	3,836	—	—	3,837
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	—	—	1,829	—	1,829
Distributions declared to common shareholders	—	—	—	—	—	—	(97,231)	(97,231)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	1,183	1,183
Exchange of redeemable noncontrolling interests for common shares	—	—	5,500	—	149	—	—	149
Adjustment to redeemable noncontrolling interests	—	—	—	—	2,788	—	—	2,788
Balances, December 31, 2016	—	$—	83,545,398	$835	$2,062,360	$(316)	$(419,305)	$1,643,574

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flow from operating activities:
Consolidated net income (loss)	$3,116	$29,315	$(4,676)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Gain on sale of operating properties, net of tax	(4,253)	(4,066)	(11,776)
Impairment charge	—	1,592	—
Non-cash gain on debt extinguishment	—	(5,645)	—
Loss on debt extinguishment	1,430	—	—
Straight-line rent	(5,453)	(5,638)	(4,744)
Depreciation and amortization	179,084	170,521	123,862
Provision for credit losses, net of recoveries	2,771	4,331	1,740
Compensation expense for equity awards	5,214	4,580	2,914
Amortization of debt fair value adjustment	(4,412)	(5,834)	(3,468)
Amortization of in-place lease liabilities	(6,863)	(3,347)	(4,521)
Non-cash gain from release of assumed earnout liability	—	(4,832)	—
Changes in assets and liabilities:
Tenant receivables	(519)	(1,510)	(10,044)
Deferred costs and other assets	(13,509)	(6,646)	(5,355)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(388)	(903)	(41,375)
Payments on assumed earnout liability	(1,285)	(2,581)	—
Net cash provided by operating activities	154,933	169,337	42,557
Cash flow from investing activities:
Acquisitions of interests in properties	—	(166,411)	(22,506)
Capital expenditures, net	(94,319)	(92,564)	(94,553)
Net proceeds from sales of operating properties	14,186	170,016	191,126
Net proceeds from sales of marketable securities acquired from Merger	—	—	18,601
Net cash received from Merger	—	—	108,666
Change in construction payables	(3,024)	4,562	(14,950)
Collection of note receivable	500	—	542
Net cash (used in) provided by investing activities	(82,657)	(84,397)	186,926
Cash flow from financing activities:
Proceeds from issuance of common shares, net	4,402	—	—
Payments for redemption of preferred shares	—	(102,500)	—
Repurchases of common shares upon the vesting of restricted shares	(1,125)	(1,002)	(378)
Offering costs	—	—	(1,966)
Purchase of redeemable noncontrolling interests	—	(33,998)	—
Loan proceeds	608,301	984,303	146,495
Loan transaction costs	(8,084)	(4,913)	(4,270)
Loan payments	(589,501)	(835,019)	(285,244)
Loss on debt extinguishment	(1,430)	—	—
Distributions paid – common shareholders	(94,669)	(89,379)	(46,656)
Distributions paid – preferred shareholders	—	(8,582)	(8,456)
Distributions paid – redeemable noncontrolling interests	(3,924)	(3,681)	(2,992)
Distributions to noncontrolling interests	(252)	(115)	(324)
Net cash used in financing activities	(86,282)	(94,886)	(203,791)
(Decrease) increase in cash and cash equivalents	(14,006)	(9,946)	25,692
Cash and cash equivalents, beginning of year	33,880	43,826	18,134
Cash and cash equivalents, end of year	$19,874	$33,880	$43,826
Supplemental disclosures
Cash paid for interest, net of capitalized interest	$67,172	$61,306	$48,526
Cash paid for taxes	$545	$281	$87
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
($ in thousands, except unit data)

	December 31, 2016	December 31, 2015
Assets:
Investment properties, at cost	$3,996,065	$3,933,140
Less: accumulated depreciation	(560,683)	(432,295)
	3,435,382	3,500,845

Cash and cash equivalents	19,874	33,880
Tenant and other receivables, including accrued straight-line rent of $28,703 and $23,809 respectively, net of allowance for uncollectible accounts	53,087	51,101
Restricted cash and escrow deposits	9,037	13,476
Deferred costs and intangibles, net	129,264	148,274
Prepaid and other assets	9,727	8,852
Total Assets	$3,656,371	$3,756,428

Liabilities and Equity:
Mortgage and other indebtedness	$1,731,074	$1,724,449
Accounts payable and accrued expenses	80,664	81,356
Deferred revenue and intangibles, net and other liabilities	112,202	131,559
Total Liabilities	1,923,940	1,937,364
Commitments and contingencies
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	88,165	92,315
Partners Equity:
Parent Company:
Common equity, 83,545,398 and 83,334,865 units issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,643,890	1,728,121
Accumulated other comprehensive loss	(316)	(2,145)
Total Partners Equity	1,643,574	1,725,976
Noncontrolling Interests	692	773
Total Equity	1,644,266	1,726,749
Total Liabilities and Equity	$3,656,371	$3,756,428

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
($ in thousands, except unit and per unit data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Minimum rent	$274,059	$263,794	$199,455
Tenant reimbursements	70,482	70,235	52,773
Other property related revenue	9,581	12,976	7,300
Total revenue	354,122	347,005	259,528
Expenses:
Property operating	47,923	49,973	38,703
Real estate taxes	42,838	40,904	29,947
General, administrative, and other	20,603	18,709	13,043
Merger and acquisition costs	2,771	1,550	27,508
Non-cash gain from release of assumed earnout liability	—	(4,832)	—
Impairment charge	—	1,592	—
Depreciation and amortization	174,564	167,312	120,998
Total expenses	288,699	275,208	230,199
Operating income	65,423	71,797	29,329
Interest expense	(65,577)	(56,432)	(45,513)
Income tax expense of taxable REIT subsidiary	(814)	(186)	(24)
Non-cash gain on debt extinguishment	—	5,645	—
Gain on settlement	—	4,520	—
Other expense, net	(169)	(95)	(244)
(Loss) income from continuing operations	(1,137)	25,249	(16,452)
Discontinued operations:
Gain on sales of operating properties, net	—	—	3,198
Income from discontinued operations	—	—	3,198
(Loss) income before gain on sale of operating properties	(1,137)	25,249	(13,254)
Gain on sale of operating properties, net	4,253	4,066	8,578
Consolidated net income (loss)	3,116	29,315	(4,676)
Net income attributable to noncontrolling interests	(1,906)	(1,854)	(1,435)
Dividends on preferred units	—	(7,877)	(8,456)
Non-cash adjustment for redemption of preferred shares	—	(3,797)	—
Net income (loss) attributable to common unitholders	$1,210	$15,787	$(14,567)

Allocation of net income (loss):
Limited Partners	$27	$344	$(410)
Parent Company	1,183	15,443	(14,157)
	$1,210	$15,787	$(14,567)

Net income (loss) per unit - basic:
Income (loss) from continuing operations attributable to common unitholders	$0.01	$0.19	$(0.29)
Income from discontinued operations attributable to common unitholders	—	—	0.05
Net income (loss) attributable to common unitholders	$0.01	$0.19	$(0.24)
Net income (loss) per unit - diluted:
Income (loss) from continuing operations attributable to common unitholders	$0.01	$0.19	$(0.29)
Income from discontinued operations attributable to common unitholders	—	—	0.05
Net income (loss) attributable to common unitholders	$0.01	$0.19	$(0.24)

Weighted average common units outstanding - basic	85,374,910	85,219,827	60,010,480
Weighted average common units outstanding - diluted	85,403,899	85,332,303	60,250,900

Distributions declared per common unit	$1.165	$1.090	$1.020

Net income (loss) attributable to common unitholders:
Income (loss) from continuing operations	$1,210	$15,787	$(17,765)
Income from discontinued operations	—	—	3,198
Net income (loss) attributable to common unitholders	$1,210	$15,787	$(14,567)

Consolidated net income (loss)	$3,116	$29,315	$(4,676)
Change in fair value of derivatives	1,871	(995)	(2,621)
Total comprehensive income (loss)	4,987	28,320	(7,297)
Comprehensive income attributable to noncontrolling interests	(1,906)	(1,854)	(1,435)
Comprehensive income (loss) attributable to common unitholders	$3,081	$26,466	$(8,732)
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partner's Equity
($ in thousands)

	General Partner			Total
	Common Equity	Preferred Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2013	$649,704	$102,500	$1,353	$753,557
Capital contribution as part of Merger, net of offering costs	1,233,233	—	—	1,233,233
Common units retired in connection with reverse share split	(60)	—	—	(60)
Stock compensation activity	3,299	—	—	3,299
Other comprehensive loss attributable to Parent Company	—	—	(2,528)	(2,528)
Distributions declared to Parent Company	(60,514)	—	—	(60,514)
Distributions to preferred unitholders	—	(8,456)	—	(8,456)
Net loss	(14,157)	8,456	—	(5,701)
Conversion of Limited Partner Units to shares of the Parent Company	567	—	—	567
Adjustment to redeemable noncontrolling interests	(14,613)	—	—	(14,613)
Balances, December 31, 2014	$1,797,459	$102,500	$(1,175)	$1,898,784
Stock compensation activity	3,742	—	—	3,742
Other comprehensive loss attributable to Parent Company	—	—	(970)	(970)
Distributions declared to Parent Company	(90,899)	—	—	(90,899)
Distributions to preferred unitholders	—	(7,877)	—	(7,877)
Redemption of preferred units	3,797	(102,500)	—	(98,703)
Net income	15,443	7,877	—	23,320
Acquisition of partners' interests in consolidated joint ventures	1,445	—	—	1,445
Conversion of Limited Partner Units to shares of the Parent Company	487	—	—	487
Adjustment to redeemable noncontrolling interests	(3,353)	—	—	(3,353)
Balances, December 31, 2015	$1,728,121	$—	$(2,145)	$1,725,976
Stock compensation activity	5,043	—	—	5,043
Capital Contribution from the General Partner	3,837	—	—	3,837
Other comprehensive income attributable to Parent Company	—	—	1,829	1,829
Distributions declared to Parent Company	(97,231)	—	—	(97,231)
Net income	1,183	—	—	1,183
Conversion of Limited Partner Units to shares of the Parent Company	149	—	—	149
Adjustment to redeemable noncontrolling interests	2,788	—	—	2,788
Balances, December 31, 2016	$1,643,890	$—	$(316)	$1,643,574

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flow from operating activities:
Consolidated net income (loss)	$3,116	$29,315	$(4,676)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Gain on sale of operating properties, net of tax	(4,253)	(4,066)	(11,776)
Impairment charge	—	1,592	—
Non-cash gain on debt extinguishment	—	(5,645)	—
Loss on debt extinguishment	1,430	—	—
Straight-line rent	(5,453)	(5,638)	(4,744)
Depreciation and amortization	179,084	170,521	123,862
Provision for credit losses, net of recoveries	2,771	4,331	1,740
Compensation expense for equity awards	5,214	4,580	2,914
Amortization of debt fair value adjustment	(4,412)	(5,834)	(3,468)
Amortization of in-place lease liabilities	(6,863)	(3,347)	(4,521)
Non-cash gain from release of assumed earnout liability	—	(4,832)	—
Changes in assets and liabilities:
Tenant receivables	(519)	(1,510)	(10,044)
Deferred costs and other assets	(13,509)	(6,646)	(5,355)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(388)	(903)	(41,375)
Payments on assumed earnout liability	(1,285)	(2,581)	—
Net cash provided by operating activities	154,933	169,337	42,557
Cash flow from investing activities:
Acquisitions of interests in properties	—	(166,411)	(22,506)
Capital expenditures, net	(94,319)	(92,564)	(94,553)
Net proceeds from sales of operating properties	14,186	170,016	191,126
Net proceeds from sales of marketable securities acquired from Merger	—	—	18,601
Net cash received from Merger	—	—	108,666
Change in construction payables	(3,024)	4,562	(14,950)
Collection of note receivable	500	—	542
Net cash (used in) provided by investing activities	(82,657)	(84,397)	186,926
Cash flow from financing activities:
Contributions from the Parent Company	4,402	—	—
Payments for redemption of preferred units	—	(102,500)	—
Distributions to the Parent Company for repurchases of common shares upon the vesting of restricted shares	(1,125)	(1,002)	(378)
Offering costs	—	—	(1,966)
Purchase of redeemable noncontrolling interests	—	(33,998)	—
Loan proceeds	608,301	984,303	146,495
Loan transaction costs	(8,084)	(4,913)	(4,270)
Loan payments	(589,501)	(835,019)	(285,244)
Loss on debt extinguishment	(1,430)	—	—
Distributions paid – common unitholders	(94,669)	(89,379)	(46,656)
Distributions paid – preferred unitholders	—	(8,582)	(8,456)
Distributions paid – redeemable noncontrolling interests	(3,924)	(3,681)	(2,992)
Distributions to noncontrolling interests	(252)	(115)	(324)
Net cash used in financing activities	(86,282)	(94,886)	(203,791)
(Decrease) increase in cash and cash equivalents	(14,006)	(9,946)	25,692
Cash and cash equivalents, beginning of year	33,880	43,826	18,134
Cash and cash equivalents, end of year	$19,874	$33,880	$43,826
Supplemental disclosures
Cash paid for interest, net of capitalized interest	$67,172	$61,306	$48,526
Cash paid for taxes	$545	$281	$87
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016
($ in thousands, except share and per share data)

Note 1. Organization

Kite Realty Group Trust (the "Parent Company"), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in selected markets in the United States. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership was formed on August 16, 2004, when the Parent Company contributed properties and the net proceeds from an initial public offering of common shares to the Operating Partnership. The Parent Company was organized in Maryland in 2004 to succeed to the development, acquisition, construction and real estate businesses of its predecessor. We believe the Company qualifies as a real estate investment trust (a “REIT”) under provisions of the Internal Revenue Code of 1986, as amended.

The Parent Company is the sole general partner of the Operating Partnership, and as of December 31, 2016 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At December 31, 2016, we owned interests in 119 operating and redevelopment properties consisting of 108 retail properties, nine retail redevelopment properties, one office operating property and an associated parking garage. We also owned two development projects under construction as of this date.

At December 31, 2015, we owned interests in 118 operating and redevelopment properties consisting of 110 retail properties, six retail redevelopment properties, one office operating property and an associated parking garage. We also owned three development projects under construction as of this date.

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

Components of Investment Properties

The Company’s investment properties as of December 31, 2016 and December 31, 2015 were as follows:

($ in thousands)	Balance at
	December 31, 2016	December 31, 2015
Investment properties, at cost:
Land, buildings and improvements	$3,885,223	$3,752,622
Furniture, equipment and other	7,246	6,960
Land held for development	34,171	34,975
Construction in progress	69,425	138,583
	$3,996,065	$3,933,140

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  We also periodically reassess primary beneficiary status of the VIE.  Prior to the adoption of ASC 2015-02, we treated one of our consolidated joint ventures as a VIE. As a result of the adoption of ASC 2015-02, we concluded that two additional previously-consolidated joint ventures of the Operating Partnership were VIEs as the partners did not have substantive participating rights and we were the primary beneficiary. As a result, as of December 31, 2016, we owned investments in three joint ventures that were VIEs in which we were the primary beneficiary.  As of this date, these VIEs had total debt of $238.8 million, which were secured by assets of the VIEs totaling $496.6 million.  The Operating Partnership guarantees the debt of these VIEs. These conclusions did not impact the Company's financial position or results of operations.

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

Acquisition of Real Estate Properties

Upon acquisition of real estate operating properties, we estimate the fair value of acquired identifiable tangible assets and identified intangible assets and liabilities, assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date.  Based on these estimates, we record the estimated fair value to the applicable assets and liabilities.  In making estimates of fair values, a number of sources are utilized, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs, as defined below.

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

•
the value of having a lease in place at the acquisition date.  We utilize independent and internal sources for our estimates to determine the respective in-place lease values.  Our estimates of value are made using methods similar to those used by independent appraisers.  Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases; and

•
the fair value of any assumed financing that is determined to be above or below market terms.  We utilize third party and independent sources for our estimates to determine the respective fair value of each mortgage payable.  The fair market value of each mortgage payable is amortized to interest expense over the remaining initial terms of the respective loan.

We also consider whether there is any value to in-place leases that have a related customer relationship intangible value.  Characteristics we consider in determining these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, among other factors.  To date, a tenant relationship has not been developed that is considered to have a current intangible value.

We finalize the measurement period of our business combinations when all facts and circumstances are understood, but in no circumstances will the measurement period exceed one year.

Certain properties we acquired through the merger (the "Merger") with Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") in 2014 included earnout components reflected in the purchase price, meaning Inland Diversified did not pay a portion of the purchase price of the property at closing, although they owned the entire property. As these earnouts were the original obligation of the previous owner, our assumption of these earnouts is similar to the assumption of a contingent obligation. As of December 31, 2016, all earnout components have been settled.

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

Pre-development costs are incurred prior to vertical construction and for certain land held for development during the due diligence phase and include contract deposits, legal, engineering, cost of internal resources and other professional fees related to evaluating the feasibility of developing or redeveloping a shopping center or other project.  These pre-development costs are capitalized and included in construction in progress in the accompanying consolidated balance sheets.  If we determine that the completion of a development project is no longer probable, all previously incurred pre-development costs are immediately expensed.  Once construction commences on the land, it is transferred to construction in progress.

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

Impairment

Management reviews operational and development projects, land parcels and intangible assets for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The review for possible impairment requires management to make certain assumptions and estimates and requires significant judgment. Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.

Held for Sale and Discontinued Operations

Operating properties will be classified as held for sale only when those properties are available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year, among other factors. Operating properties classified as held for sale are carried at the lower of cost or fair value less estimated costs to sell. Depreciation and amortization are suspended during the held-for-sale period.

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

•
Level 2 fair value inputs are inputs other than quoted prices included in Level 1 that are observable for similar instruments, either directly or indirectly, and appropriately consider counterparty creditworthiness in the valuations.

•
Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an instrument at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As discussed in Note 10 to the Financial Statements, we have determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Cash and cash equivalents, accounts receivable, escrows and deposits, and other working capital balances approximate fair value.

Note 7 to the Financial Statements includes a discussion of the fair values recorded for assets acquired and liabilities assumed.  Note 8 to the Financial Statements includes a discussion of the fair values recorded when we recognized an impairment charge on our Shops at Otty operating property. Level 3 inputs to these transactions include our estimations of market leasing rates, tenant-related costs, discount rates, and disposal values.

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

Changes in the fair values of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.  Gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedged transaction.  As of December 31, 2016 and 2015, all of our derivative instruments qualify for hedge accounting.

Revenue Recognition

As a lessor of real estate assets, the Company retains substantially all of the risks and benefits of ownership and account for its leases as operating leases.

Contractual rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue.  Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements.  Overage rent is included in other property related revenue in the accompanying consolidated statements of operations.  As a result of generating this revenue, we will routinely have accounts receivable due from tenants. We are subject to tenant defaults and bankruptcies that may affect the collection of outstanding receivables. To address the collectability of these receivables, we analyze historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts and straight line rent reserve. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

Gains or losses from sales of real estate are recognized when a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the asset, we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing financial involvement in the property.  As part of our ongoing business strategy, we will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Net gains realized on such sales were $3.9 million, $5.6 million, and $1.5 million for the years ended December 31, 2016, 2015, and 2014, respectively, and are classified as other property related revenue in the accompanying consolidated statements of operations.

Tenant and Other Receivables and Allowance for Doubtful Accounts

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

($ in thousands)	2016	2015	2014
Balance, beginning of year	$4,325	$2,433	$1,328
Provision for credit losses, net of recoveries	2,771	4,331	1,740
Accounts written off and other	(3,098)	(2,439)	(635)
Balance, end of year	$3,998	$4,325	$2,433

For the years ended December 31, 2016, 2015 and 2014, the provision for credit losses, net of recoveries, represented 0.8%, 1.2% and 0.7% of total revenues, respectively.

Concentration of Credit Risk

We may be subject to concentrations of credit risk with regards to our cash and cash equivalents.  We place cash and temporary cash investments with high-credit-quality financial institutions.  From time to time, such cash and investments may temporarily be in excess of insurance limits.  In addition, our accounts receivable from and leases with tenants potentially subjects us to a concentration of credit risk related to our accounts receivable and revenue.  At December 31, 2016, 53%, 7% and 2% of total billed receivables were due from tenants leasing space in the states of Florida, Indiana, and Texas, respectively, compared to 50%, 11%, and 6% in 2015.  For the year ended December 31, 2016, 25%, 15% and 13% of the Company’s revenue recognized was from tenants leasing space in the states of Florida, Indiana, and Texas, respectively, compared to 25%, 14%, and 12% in 2015 and 26%, 18%, and 13% in 2014.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units under our Outperformance Incentive Compensation Plan ("Outperformance Plan"); and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the years ended December 31, 2016, 2015 and 2014 were 1.9 million, 1.8 million and 1.7 million, respectively.

Approximately 0.1 million, 0.1 million and 0.3 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit because their impact was not dilutive for the 12 months ended December 31, 2016, 2015 and 2014 respectively. Due to our net loss attributable to common shareholders and Common Unit holders for the year ended December 31, 2014, no securities had a dilutive impact for that period.

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

Segment Reporting

Our primary business is the ownership and operation of neighborhood and community shopping centers. We do not distinguish or group our operations on a geographical basis, or any other basis, when measuring financial performance. Accordingly, we have one operating segment, which also serves as our reportable segment for disclosure purposes in accordance with GAAP.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The noncontrolling interests in consolidated properties for the years ended December 31, 2016, 2015, and 2014 were as follows:

($ in thousands)	2016	2015	2014
Noncontrolling interests balance January 1	$773	$3,364	$3,548
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	171	111	140
Distributions to noncontrolling interests	(252)	(115)	(324)
Acquisition of partner's interest in Beacon Hill operating property	—	(2,353)	—
Partner's share of loss on sale of Cornelius Gateway operating property	—	(234)	—
Noncontrolling interests balance at December 31	$692	$773	$3,364

Redeemable Noncontrolling Interests – Operating Partnership

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital.  At December 31, 2016, and 2015, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after preferred dividends and noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the years ended December 31, 2016, 2015, and 2014, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Year Ended December 31,
	2016	2015	2014
Parent Company’s weighted average interest in Operating Partnership	97.7%	97.9%	97.2%
Limited partners' weighted average interests in Operating Partnership	2.3%	2.1%	2.8%

At December 31, 2016 and December 31, 2015, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3% and 97.8% and 2.2%, respectively.

Concurrent with the Parent Company’s initial public offering and related formation transactions, certain individuals received Limited Partner Units of the Operating Partnership in exchange for their interests in certain properties. The limited partners were granted the right to redeem Limited Partner Units on or after August 16, 2005 for cash or, at the Parent Company's election, common shares of the Parent Company in an amount equal to the market value of an equivalent number of common shares of the Parent Company at the time of redemption. Such common shares must be registered, which is not fully in the Parent Company’s control. Therefore, the limited partners’ interest is not reflected in permanent equity. The Parent Company also has the right to redeem the Limited Partner Units directly from the limited partner in exchange for either cash in the amount specified above or a number of its common shares equal to the number of Limited Partner Units being redeemed. For the years ended December 31, 2016, 2015 and 2014, respectively, 5,500, 18,000, and 22,000 Limited Partner Units were exchanged for the same number of common shares of the Parent Company.

There were 1,942,340 and 1,901,278 Limited Partner Units outstanding as of December 31, 2016 and 2015, respectively. The increase in Limited Partner Units outstanding from December 31, 2015 is due primarily to non-cash compensation awards previously made to our executive officers in the form of Limited Partner Units.

Redeemable Noncontrolling Interests - Subsidiaries

Prior to the Merger in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties.  The Class B units related to two of these three joint ventures remain outstanding subsequent to the Merger and are accounted for as noncontrolling interests in these properties.  The Class B units will become redeemable at our applicable partner’s election at future dates generally beginning in March 2017 or October 2022 based on the applicable joint venture and the fulfillment of certain redemption criteria.  Beginning in June 2018 and November 2022, with respect to the applicable joint venture, the Class B units can be redeemed at the election of either our partner or us for cash or Limited Partner Units in the Operating Partnership.  None of the issued Class B units have a maturity date and none are mandatorily redeemable. We consolidate these joint ventures because we control the decision making of each of the joint ventures and our joint venture partners have limited protective rights.

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

We classify redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of December 31, 2016 and 2015, the redemption amounts of these interests did not exceed the fair value of each interest.  As of December 31, 2016, the redemption value of the redeemable noncontrolling interests did not exceed the initial book value, while the redemption value of the redeemable noncontrolling interests exceeded the initial book value as of December 31, 2015.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the years ended December 31, 2016, 2015, and 2014 were as follows:

($ in thousands)	2016	2015	2014
Redeemable noncontrolling interests balance January 1	$92,315	$125,082	$43,928
Acquired redeemable noncontrolling interests from merger	—	—	69,356
Acquisition of partner's interest in City Center operating property	—	(33,998)	—
Net income allocable to redeemable noncontrolling interests	1,756	2,087	891
Distributions declared to redeemable noncontrolling interests	(3,993)	(3,773)	(3,021)
Other, net including adjustments to redemption value	(1,913)	2,917	13,928
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31	$88,165	$92,315	$125,082

Limited partners' interests in Operating Partnership	$47,373	$50,085	$47,320
Other redeemable noncontrolling interests in certain subsidiaries	40,792	42,230	77,762
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31	$88,165	$92,315	$125,082

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2015 have been reclassified to conform to the 2016 consolidated financial statement presentation.  The reclassifications had no impact on the net income or net loss previously reported.

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

We have preliminarily evaluated our revenue streams and for the year ended December 31, 2016, less than 1% of our revenue will be impacted by this new standard upon its initial adoption. Additionally, we have primarily disposed of property and land in all cash transactions with no continuing future involvement in the operations, and therefore, do not expect the new standard to significantly impact the recognition of property and land sales.

ASU 2014-9 is effective for public entities for annual and interim reporting periods beginning after December 15, 2017. ASU 2014-9 allows for either recognizing the cumulative effect of application (i) at the start of the earliest comparative period presented (with the option to use any or all of three practical expedients) or (ii) as a cumulative effect adjustment as of the date of initial application, with no restatement of comparative periods presented. We expect to adopt ASU 2014-09 using the modified retrospective approach.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making certain changes to lessor accounting, including the accounting for sales-type and direct financing leases. ASU 2016-02 will be effective for annual and interim reporting periods beginning on or after December 15, 2018, with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As a result of the adoption of ASU 2016-02, we expect common area maintenance reimbursements that are of a fixed nature to be recognized on a straight line basis over the term of the lease as these tenant reimbursements will be considered a non-lease component and will be subject to ASU 2014-09. We also expect to recognize right of use assets on our balance sheet related to certain ground leases where we are the lessee. In addition to evaluating the impact adopting the new accounting standard will have on our consolidated financial statements, we are performing an inventory of existing lease contracts, evaluating our current and potential system capabilities, and evaluating our current compensation structure.

The new leasing standard also amends ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 340-40, incremental costs of obtaining a contract are recognized as an asset if the entity expects to recover them, which will reduce the leasing costs currently capitalized. Upon adoption of the new standard, we expect an increase in general, administrative, and other expense and a decrease in amortization expense on our consolidated statement of operations, but the magnitude of that change is dependent upon the leasing compensation structure in place at the time of adoption.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Prior to the issuance of ASU 2015-03, we presented debt issuance costs as deferred charge assets, separate from the related debt liability. ASU 2015-03 was effective for annual and interim reporting periods beginning on or after December 15, 2015. We adopted ASU 2015-03 retrospectively in the first quarter of 2016. As a result of the retrospective adoption, we reclassified unamortized debt issuance costs of $9.6 million as of December 31, 2015, from deferred costs and intangibles, net to a reduction in mortgage and other indebtedness, net on our consolidated balance sheets. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 amends the existing accounting standards for business combinations, by providing a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets and activities are not a business. This screen reduces the number of transactions that will likely qualify as business combinations. ASU 2017-01 will be effective for annual and interim reporting periods beginning on or after December 15, 2017, with early adoption permitted. We plan to adopt ASU 2017-01 in the first quarter of 2017. As a result of the adoption, we expect future acquisitions of single investment properties will not result in the recognition of transaction cost expenses, as the single investment properties will likely not meet the definition of a business and all direct transaction costs will be capitalized.

Note 3. Gain on Settlement

In June 2015, we received $4.75 million to settle a dispute related to eminent domain and related damages at one of our operating properties. The settlement agreement did not restrict our use of the proceeds. These proceeds, net of certain costs, are included in gain on settlement within the consolidated statement of operations for the year ended December 31, 2015. We used the net proceeds to pay down the secured loan at this operating property.

Note 4. Share-Based Compensation

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

The total share-based compensation expense, net of amounts capitalized, included in general and administrative expenses for the years ended December 31, 2016, 2015, and 2014 was $5.1 million, $4.4 million, and $2.9 million, respectively.  For the years ended December 31, 2016, 2015, and 2014, total share-based compensation cost capitalized for development and leasing activities was $1.5 million, $1.0 million, and $0.8 million, respectively.

As of December 31, 2016, there were 862,152 shares and units available for grant under the Plan.

Share Options

Pursuant to the Plan, the Company may periodically grant options to purchase common shares at an exercise price equal to the grant date fair value of the Company's common shares.  Granted options typically vest over a five year period and expire 10 years from the grant date.  The Company issues new common shares upon the exercise of options.

A summary of option activity under the Plan as of December 31, 2016, and changes during the year then ended, is presented below:

($ in thousands, except share and per share data)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2016			233,366	$32.36
Granted			—	—
Exercised			(47,591)	12.63
Expired			(1,250)	59.92
Forfeited			(2,063)	15.42
Outstanding at December 31, 2016	$444,352	1.88	182,462	$37.58
Exercisable at December 31, 2016	$444,079	1.88	182,378	$37.60
Exercisable at December 31, 2015			231,875	$32.44

There were no options granted in 2016, 2015 or 2014.

The aggregate intrinsic value of the 47,591 options exercised during the year ended December 31, 2016 was $0.8 million. The aggregate intrinsic value of the 1,250 and 3,313 options exercised during the years ended December 31, 2015 and 2014 was less than $0.1 million.

Restricted Shares

In addition to share option grants, the Plan also authorizes the grant of share-based compensation awards in the form of restricted common shares.  Under the terms of the Plan, these restricted shares, which are considered to be outstanding shares from the date of grant, typically vest over a period ranging from three to five years.  The Company pays dividends on restricted shares and such dividends are charged directly to shareholders’ equity.

The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2016 and changes during the year then ended:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding at January 1, 2016	356,334	$25.61
Shares granted	81,603	26.87
Shares forfeited	(24,127)	24.66
Shares vested	(122,202)	25.58
Restricted shares outstanding at December 31, 2016	291,608	$26.10

During the years ended December 31, 2016, 2015, and 2014, the Company granted 81,603, 121,075, and 499,436 restricted shares, respectively, to employees and non-employee members of the Board of Trustees with weighted average grant date fair values of $26.87, $28.10, and $22.62, respectively.  In June 2015, the Company canceled 274,835 shares of unvested restricted shares in exchange for converting these awards into an equal number of time-based restricted units. The total fair value of shares vested during the years ended December 31, 2016, 2015, and 2014 was $3.3 million, $2.9 million, and $1.6 million, respectively.

As of December 31, 2016, there was $5.3 million of total unrecognized compensation cost related to restricted shares granted under the Plan, which amount is expected to be recognized in the consolidated statements of operations over a weighted-average period of 1.45 years.  We expect to incur $2.4 million of this expense in fiscal year 2017, $1.7 million in fiscal year 2018, $0.9 million in fiscal year 2019, $0.4 million in fiscal year 2020, and the remainder in fiscal year 2021.

Outperformance Plans

The Compensation Committee of the Board of Trustees (the “Compensation Committee”) has previously adopted outperformance plans to further align the interests of our shareholders and management by encouraging our senior officers and other key employees to “outperform” and to create shareholder value. In 2014, the Compensation Committee adopted the 2014 Kite Realty Group Trust Outperformance Incentive Compensation Plan (the “2014 OPP”) under the Plan and the partnership agreement of our Operating Partnership for members of executive management and certain other employees, pursuant to which participants are eligible to earn profit interests ("LTIP Units") in the Operating Partnership based on the achievement of certain performance criteria related to the Company’s common shares. The 2014 OPP was adopted mid-year and the OPP awards granted at that time were intended to encompass OPP awards for both the 2014 and 2015 fiscal years. As a result, the Compensation Committee did not adopt an outperformance incentive compensation plan in 2015. No awards were granted under the 2014 OPP in the 2015 fiscal year.

On January 28, 2016, the Compensation Committee adopted the 2016 Kite Realty Group Trust Outperformance Incentive Compensation Plan (the “2016 OPP”) under the Plan and the partnership agreement of our Operating Partnership. Upon the adoption of the 2016 OPP, the Compensation Committee granted individual awards in the form of LTIP units that, subject to vesting and the satisfaction of other conditions, are exchangeable on a par unit value equal to the then trading price of one of our common shares. The terms of the 2016 OPP are similar to the terms of the 2014 OPP.

In 2014 and 2016, participants in the 2014 OPP and the 2016 OPP were awarded the right to earn, in the aggregate, up to $7.5 million and up to $6.0 million of share-settled awards (the “bonus pool”) if, and only to the extent which, our total shareholder return (“TSR”) performance measures are achieved for the three-year period beginning July 1, 2014 and ending June 30, 2017 and for the three-year period beginning January 4, 2016 and ending December 31, 2018, respectively.  Awarded interests not earned based on the TSR measures are forfeited.

If the TSR performance measures are achieved at the end of each three-year performance period, participants will receive their percentage interest in the bonus pool as LTIP Units in the Operating Partnership. Such LTIP Units vest over an additional two-year service period.  The compensation cost of the 2014 and 2016 Outperformance Plans were fixed as of the grant date and will be recognized regardless of whether the LTIP Units are ultimately earned or if the service requirement is met.

The 2014 and 2016 awards were valued at an aggregate value of $2.3 million and $1.9 million, respectively, utilizing a Monte Carlo model simulation that takes into account various assumptions including the nature and history of the Company, financial and economic conditions affecting the Company, past results, current operations and future prospects of the Company, the historical TSR and total return volatility of the SNL U.S. REIT Index, price return volatility, dividend yields of the Company's common shares and the terms of the awards.  We expect to incur $1.0 million in fiscal year 2017, $0.8 million in fiscal year 2018, $0.4 million in fiscal year 2019 and $0.1 million in fiscal year 2020.

Performance Awards

In 2015, the Compensation Committee established overall target values for incentive compensation for each executive officer, with 50% of the target value being granted in the form of a time-based restricted share awards that were made on a discretionary basis in the spring of 2016, based on review of the prior year's performance, and the remaining 50% being granted in the form of a three-year performance share award.

In 2015 and 2016, the Compensation Committee awarded each of the four named executive officers a three-year performance award in the form of restricted performance share units ("PSUs"). The 2015 PSUs may be earned over a three-year performance period from January 1, 2015 to December 31, 2017 and the 2016 PSUs may be earned over a three-year performance period from January 1, 2016 to December 31, 2018. The performance criteria will be based on the relative TSR achieved by the Company measured against a peer group over the three-year measurement period. Any PSUs earned at the end of the three-year period will be fully vested at that date. The total number of PSUs issued each year to the executive officers was based on a target value of $1.0 million, but may be earned in a range from 0% to 200% of the target value depending on our TSR over the measurement period in relation to the peer group.

The 2015 and 2016 PSUs were valued at an aggregate value of $1.1 million and $1.3 million, respectively, utilizing a Monte Carlo simulation.  We expect to incur $0.8 million of this expense in fiscal year 2017, $0.5 million in fiscal year 2018 and less than $0.1 million in fiscal year 2019.

The following table summarizes the activity for time-based restricted unit awards for the year ended December 31, 2016:

	Number of Restricted Units	Weighted Average Grant Date Fair Value per unit
Restricted units outstanding at January 1, 2016	206,126	$21.25
Restricted units granted	46,562	26.48
Restricted units vested	(68,709)	21.25
Restricted units outstanding at December 31, 2016	183,979	$22.57

During the year ended December 31, 2016, the Company granted 46,562 restricted units to employees with weighted average grant date fair value of $26.48 per unit. As mentioned above, in June 2015, the Company canceled 274,835 shares of unvested restricted shares that would have vested in equal amounts on July 2, 2015, July 2, 2016, July 2, 2017, and July 2, 2018 in exchange for converting these awards into an equal number of time-based restricted units, which had the same weighted average grant date fair value of $21.25 per unit. The total fair value of shares vested during the years ended December 31, 2016, and 2015, was $1.9 million and $1.7 million, respectively.

As of December 31, 2016, there was $3.2 million of total unrecognized compensation cost related to restricted units granted under the Plan, which amount will be recognized in the consolidated statements of operations over a weighted-average period of 1.00 year.  We expect to incur $1.9 million of this expense in fiscal year 2017, $1.3 million in fiscal year 2018, and the remainder in fiscal year 2019.

Note 5. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized compensation and operating costs incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. At December 31, 2016 and 2015, deferred costs consisted of the following:

($ in thousands)	2016	2015
Acquired lease intangible assets	$125,144	$140,563
Deferred leasing costs and other	63,810	53,565
	188,954	194,128
Less—accumulated amortization	(59,690)	(45,854)
Total	$129,264	$148,274

The estimated net amounts of amortization from acquired lease intangible assets for each of the next five years and thereafter are as follows:

($ in thousands)	Amortization of above market leases	Amortization of acquired lease intangible assets	Total
2017	$3,956	$13,588	$17,544
2018	2,550	9,814	12,364
2019	1,315	7,242	8,557
2020	1,118	6,232	7,350
2021	839	5,070	5,909
Thereafter	3,400	31,206	34,606
Total	$13,178	$73,152	$86,330

The accompanying consolidated statements of operations include amortization expense as follows:

($ in thousands)	For the year ended December 31,
	2016	2015	2014
Amortization of deferred leasing costs, lease intangibles and other	$24,898	$25,187	$17,291
Amortization of above market lease intangibles	6,602	6,860	4,787

Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense. The amortization of above market lease intangibles is included as a reduction to revenue.

Note 6. Deferred Revenue, Intangibles, Net and Other Liabilities

Deferred revenue and other liabilities consist of unamortized fair value of in-place lease liabilities recorded in connection with purchase accounting, retainage payables for development and redevelopment projects, and tenant rent payments received in advance.  The amortization of in-place lease liabilities is recognized as revenue over the remaining life of the leases (including option periods for leases with below market renewal options) through 2046.  Tenant rent payments received in advance are recognized as revenue in the period to which they apply, which is typically the month following their receipt.

At December 31, 2016 and 2015, deferred revenue and other liabilities consisted of the following:

($ in thousands)	2016	2015
Unamortized in-place lease liabilities	$95,360	$112,405
Retainages payable and other	5,437	5,636
Assumed earnout liability (Note 14)	—	1,380
Tenant rents received in advance	11,405	12,138
Total	$112,202	$131,559

The amortization of below market lease intangibles was $13.5 million, $10.2 million and $9.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The amortization of below market lease intangibles is included as an increase to revenue.

The estimated net amounts of amortization of in-place lease liabilities and the increasing effect on minimum rent for each of the next five years and thereafter is as follows:

($ in thousands)
2017	$6,633
2018	5,910
2019	5,337
2020	4,836
2021	4,496
Thereafter	68,148
Total	$95,360

Note 7. Acquisitions and Transaction Costs

The results of operations for all properties acquired during the years ended December 31, 2015 and 2014 have been included in continuing operations within our consolidated financial statements since their respective dates of acquisition.

The fair value of the real estate and other assets acquired by the Company were primarily determined using the income approach.  The income approach required us to make assumptions about market leasing rates, tenant-related costs, discount rates, and disposal values.  The estimates of fair value primarily relied upon Level 2 and Level 3 inputs, as previously defined.

Transaction costs are expensed as they are incurred, regardless of whether the transaction is ultimately completed or terminated. Transaction costs generally consist of legal, lender, due diligence, and other expenses for professional services. Transaction costs for the years ended December 31, 2016, 2015, and 2014 were $2.8 million, $1.6 million and $27.5 million, respectively.

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

The operating properties acquired in 2015 generated revenues of $8.8 million and a loss from continuing operations of $1.3 million (inclusive of depreciation and amortization expense of $5.8 million) since their respective dates of acquisition through December 31, 2015. The revenues and loss from continuing operations are included in the consolidated statement of operations for the year ended December 31, 2015.

In 2014, we acquired a total of 61 operating properties and later sold 15 of these operating properties in 2014 and 2015.  Upon completion of the Merger, we acquired 60 operating properties and in December we acquired an operating property in Las Vegas, Nevada.  The total purchase price of the assets acquired in the Merger was $2.1 billion.  As part of the Merger, we assumed $860 million of debt, maturing in various years through March 2023.  In addition, we assumed a $12.4 million mortgage with a fixed interest rate of 5.73%, maturing in June 2030, as part of the Las Vegas acquisition.

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

The following table summarizes the revenues and expenses of the properties acquired in 2014 subsequent to the respective acquisition dates. These revenues and expenses are included in the consolidated statement of operations for the year ended December 31, 2014:

($ in thousands)	Year ended December 31,
2014
Revenue	$92,212
Expenses:
Property operating	14,262
Real estate taxes and other	11,254
Depreciation and amortization	43,257
Interest expense	14,845
Total expenses	83,618
Gain on sale and other[1]	2,153
Net income impact from 2014 acquisitions prior to income allocable to noncontrolling interests	10,747
Income allocable to noncontrolling interests	(1,284)
Impact from 2014 acquisitions on income attributable to Kite Realty Trust	$9,463

____________________
1	We sold eight properties that were acquired through the Merger in November and December 2014.

The following table presents unaudited pro forma financial information for the year ended December 31, 2014 as if the Merger and the 2014 property acquisitions had been consummated on January 1, 2014.  The pro forma results have been accounted for pursuant to our accounting policies and adjusted to reflect the results of Inland Diversified’s additional depreciation and amortization that would have been recorded assuming the allocation of the purchase price to investment properties, intangible assets and indebtedness had been applied on January 1, 2014.  The pro forma results exclude transaction costs and reflect the termination of management agreements with affiliates of Inland Diversified as neither had a continuing impact on the results of the operations following the Merger and the results also reflect the pay down of certain indebtedness.

($ in thousands)	Twelve Months Ended December 31, (unaudited)
2014
Total revenue	$355,716
Consolidated net income	26,911

Note 8. Disposals, Discontinued Operations, and Impairment Charge

During the second quarter of 2016, we sold our Shops at Otty operating property in Portland, Oregon for a net gain of $0.2 million. In the fourth quarter of 2015, we wrote off the book value of this property and recorded a non-cash impairment charge of $1.6 million, as the estimated undiscounted cash flows over the remaining holding period did not exceed the carrying value of the asset.

During the fourth quarter of 2016, we sold our Publix at St. Cloud operating property in St. Cloud, Florida for gross proceeds of $14.6 million and a net gain of $4.2 million.

The results of these operating properties are not included in discontinued operations in the accompanying statements of operations as none of the operating properties individually, nor in the aggregate, represent a strategic shift that has had or will have a material effect on our operations or financial results (see Note 2).

During the fourth quarter of 2015, we sold our Four Corner Square operating property in Seattle, Washington, and our Cornelius Gateway operating property in Portland, Oregon, for aggregate proceeds of $44.9 million and a net gain of $0.6 million.

In March 2015, we sold seven properties for aggregate net proceeds of $103.0 million and a net gain of $3.4 million.  See below for additional discussion.

In 2014, we sold the following operating properties Red Bank Commons in Evansville, Indiana;Ridge Plaza in Oak Ridge, New Jersey; Zionsville Walgreens in Zionsville, Indiana, and 50th and 12th in Seattle, Washington, for aggregate proceeds of $42.5 million and an aggregate net gain of $9.6 million.

The 50th and 12th operating property is included in discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2014, as the property was classified as held for sale as of December 31, 2013, prior to our adoption of ASU 2014-8.

In late 2014, we completed the sale of eight operating properties for aggregate net proceeds of $150.8 million and an aggregate net gain of $1.4 million.

A summary of the operating properties acquired in the Merger and sold in late 2014 and early 2015 follows:

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

Discontinued Operations

The results of the discontinued operations related to our 50th and 12th operating property that was classified as such prior to the adoption of ASU 2014-08 was comprised of the following for the year ended December 31, 2014:

($ in thousands)	Year ended December 31,
2014
Discontinued Operations:
Gain on sale of operating properties, net	$3,198
Total income from discontinued operations	$3,198

Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	$3,111
Income from discontinued operations attributable to noncontrolling interests	87
Total income from discontinued operations	$3,198

Note 9. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of December 31, 2016 and 2015:

($ in thousands)	As of December 31, 2016
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior Unsecured Notes—Fixed Rate
Maturing at various dates through September 2027; interest rates ranging from 4.00% to 4.57% at December 31, 2016	$550,000	$—	$(6,140)	$543,860
Unsecured Revolving Credit Facility
Matures July 2021[1]; borrowing level up to $409.9 million available at December 31, 2016; interest at LIBOR + 1.35%[2] or 2.12% at December 31, 2016	79,600	—	(2,723)	76,877
Unsecured Term Loans
$200 million matures July 2021; interest at LIBOR + 1.30%[2] or 2.07% at December 31, 2016; $200 million matures October 2022; interest at LIBOR + 1.60% or 2.37% at December 31, 2016	400,000	—	(2,179)	397,821
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2030; interest rates ranging from 3.78% to 6.78% at December 31, 2016	587,762	12,109	(994)	598,877
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing at various dates through 2023; interest at LIBOR + 1.60%-2.25%, ranging from 2.37% to 3.02% at December 31, 2016	114,388	—	(749)	113,639
Total mortgage and other indebtedness	$1,731,750	$12,109	$(12,785)	$1,731,074

($ in thousands)	As of December 31, 2015
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior Unsecured Notes—Fixed Rate
Maturing at various dates through September 2027; interest rates ranging from 4.23% to 4.57% at December 31, 2015	$250,000	$—	$(2,755)	$247,245
Unsecured Revolving Credit Facility
Matures July 2018; borrowing level up to $339.5 million available at December 31, 2015; interest at LIBOR + 1.40%[2] or 1.83% at December 31, 2015	20,000	—	(1,727)	18,273
Unsecured Term Loans
$400 million matures July 2019; interest at LIBOR + 1.35%[2] or 1.78% at December 31, 2015; $100 million matures October 2022; interest at LIBOR + 1.60%[2] or 2.03% at December 31, 2015	500,000	—	(2,985)	497,015
Construction Loans—Variable Rate
Generally interest only; maturing at various dates through 2016; interest at LIBOR + 1.75%-2.10%, ranging from 2.18% to 2.53% at December 31, 2015	132,776	—	(133)	132,643
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2030; interest rates ranging from 3.78% to 6.78% at December 31, 2015	756,494	16,521	(1,555)	771,460
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing at various dates through 2023; interest at LIBOR + 1.70%-2.25%, ranging from 2.13% to 2.68% at December 31, 2015	58,268	—	(455)	57,813
Total mortgage and other indebtedness	$1,717,538	$16,521	$(9,610)	$1,724,449

____________________
1	This presentation reflects the Company's exercise of its options to extend the maturity date for two additional periods of six months each, subject to certain conditions.
2
The interest rates on our unsecured revolving credit facility and unsecured term loan varied at certain parts of the year due to provisions in the agreement and the amendment and restatement of the agreement.

The one month LIBOR interest rate was 0.77% and 0.43% as of December 31, 2016 and 2015, respectively.

Debt Issuance Costs

Effective March 31, 2016, we adopted ASC 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs on the consolidated balance sheets. We reclassified debt issuance costs from deferred costs and intangibles, net to a reduction in mortgage and other indebtedness, net on our consolidated balance sheets. The reclassification did not have an impact on our consolidated statement of operations.

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements. As of December 31, 2016 and 2015, total unamortized debt issuance costs were $12.8 million and $9.6 million, respectively.

The accompanying consolidated statements of operations include amortization expense as follows:

($ in thousands)	For the year ended December 31,
	2016	2015	2014
Amortization of debt issuance costs	$4,521	$3,209	$2,864

Amortization of debt issuance costs is included in interest expense.

Seven-Year Unsecured Term Loan

On June 29, 2016, we drew the remaining $100 million on our $200 million seven-year unsecured term loan (7-Year Term Loan") and used the proceeds to pay down the unsecured revolving credit facility. We had $200 million outstanding on our 7-Year Term Loan as of December 31, 2016.

Unsecured Revolving Credit Facility and Unsecured Term Loan

On July 28, 2016, we entered into an amended and restated credit agreement (the “amended credit agreement”) with respect to our $500 million unsecured revolving credit facility maturing July 28, 2020 (with two six-month extension options), our $200 million unsecured term loan maturing July 1, 2019 ("Term Loan A") and our $200 million unsecured term loan maturing July 28, 2021 ("Term Loan B"). As noted below, we paid off Term Loan A during the third quarter with the proceeds from the issuance of our 4.00% Senior Notes (the "Notes") due October 1, 2026.

We have the option to increase the borrowing availability of the unsecured revolving credit facility to $1 billion and, the option to increase Term Loan B to provide for an additional $200 million, in each case subject to certain conditions, including obtaining commitments from any one or more lenders.

Borrowings under the amended credit agreement with respect to (i) the unsecured revolving credit facility bears interest at a rate of LIBOR plus an applicable margin of 135 to 195 basis points, (ii) Term Loan A (prior to its payoff) bore interest at a rate of LIBOR plus an applicable margin of 135 to 190 basis points, and (iii) Term Loan B bears interest at a rate of LIBOR plus an applicable margin of 130 to 190 basis points, in each case depending on the our leverage ratio and subject to certain exceptions.

We are required to pay a quarterly facility fee on the unused portion of the unsecured revolving credit facility ranging from 15 to 25 basis points.

As of December 31, 2016, $79.6 million was outstanding under the unsecured revolving credit facility.  Additionally, we had letters of credit outstanding which totaled $10.5 million, against which no amounts were advanced as of December 31, 2016.

The amount that we may borrow under our unsecured revolving credit facility is limited by the value of the assets in our unencumbered asset pool.  As of December 31, 2016, the value of the assets in our unencumbered asset pool was $420.4 million, as defined by the amended credit agreement. Taking into account outstanding borrowings and letters of credit, we had $409.9 million available under our unsecured revolving credit facility for borrowings as of December 31, 2016.

Our ability to borrow under the unsecured revolving credit facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of December 31, 2016, we were in compliance with all such covenants.

Senior Unsecured Notes

On September 26, 2016, we completed a $300 million public offering of the Notes.  The net proceeds from the issuance of the Notes were utilized to retire the $200 million Term Loan A, retire the $75.9 million construction loan secured by our Parkside Town Commons operating property and to fund a portion of the retirement of $35 million in secured loans. The Notes contain a number of customary financial and restrictive covenants. As of December 31, 2016, we were in compliance with all such covenants.

Mortgage Loans

Mortgage loans are secured by certain real estate and in some cases by guarantees from the Operating Partnership, and are generally due in monthly installments of interest and principal and mature over various terms through 2030.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of December 31, 2016:

($ in thousands)	Scheduled Principal Payments	Term Maturities[1]	Total
2017	$4,963	$6,635	$11,598
2018	5,635	37,584	43,219
2019	5,975	—	5,975
2020	5,920	42,339	48,259
2021	4,627	439,475	444,102
Thereafter	8,349	1,170,248	1,178,597
	$35,469	$1,696,281	$1,731,750
Unamortized net debt premiums and issuance costs, net			(676)
Total			$1,731,074

____________________
1	This presentation reflects the Company's exercise of its options to extend the maturity date by one year to July 28, 2021 for the Company's unsecured credit facility.

Other Debt Activity

For the year ended December 31, 2016, we had total new borrowings of $608.3 million and total repayments of $589.5 million. Additional debt activity is as follows:

•
In 2016, we retired the $16.3 million loan secured by our Cool Creek Commons operating property, the $23.6 million loan secured by our Sunland Towne Centre operating property, the $20.3 million loan secured by our Mullins Crossing operating property, the $16.5 million loan secured by our Pine Ridge Crossing operating property, the $9.9 million loan secured by our Riverchase Plaza operating property, the $42.2 million loan secured by our Traders Point operating property, the $25 million loan secured by our Colonial Square and Village Walk operating properties and the $10.4 million loan secured by our Geist Pavilion operating property;

•	We borrowed $208.2 million on the unsecured revolving credit facility to fund the above retirements of secured debt and for development and redevelopment activity;

•	We refinanced the $56.9 million construction loan secured by our Delray Marketplace operating property and extended the maturity of the loan to February 2022;

•	We incurred $6.5 million of debt issuance costs related to amending the unsecured term loans and completing the issuance of our Notes.

•
We recorded $1.2 million in non-cash accelerated amortization of debt issuance costs as a result of amending the unsecured revolving credit facility, the unsecured term loans, retiring Term Loan A, retiring the Parkside Town Commons construction loan and refinancing the Delray Marketplace construction loan; and

•	We made scheduled principal payments on indebtedness during the year totaling $5.4 million.

The amount of interest capitalized in 2016, 2015, and 2014 was $4.1 million, $4.6 million, and $4.8 million, respectively.

Fair Value of Fixed and Variable Rate Debt

As of December 31, 2016, the estimated fair value of our fixed rate debt was $1.2 billion compared to the book value of $1.1 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 3.78% to 6.78%.  As of December 31, 2016, the estimated fair value of variable rate debt was $635.7 million compared to the book value of $594.0 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments which ranged from 2.07% to 3.02%.

Note 10.  Derivative Instruments, Hedging Activities and Other Comprehensive Income

In order to manage potential future variable interest rate risk, we enter into interest rate derivative agreements from time to time.  We do not use such agreements for trading or speculative purposes nor do we have any that are not designated as cash flow hedges.  The agreements with each of our derivative counterparties provide that, in the event of default on any of our indebtedness, we could also be declared in default on our derivative obligations.

As of December 31, 2016, we were party to various cash flow derivative agreements with notional amounts totaling $474.3 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over terms ranging from 2017 through 2021.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.16%.

In 2016, we entered into two interest rate swaps that effectively fixed the interest rate on $150 million of previously unhedged variable rate debt at 3.208%. The effective date of the swaps was June 30, 2016, and they will expire on July 1, 2021.

These interest rate derivative agreements are the only assets or liabilities that we record at fair value on a recurring basis.  The valuation of these assets and liabilities is determined using widely accepted techniques including discounted cash flow analysis.  These techniques consider the contractual terms of the derivatives (including the period to maturity) and use observable market-based inputs such as interest rate curves and implied volatilities.  We also incorporate credit valuation adjustments into the fair value measurements to reflect nonperformance risk on both our part and that of the respective counterparties.

We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of December 31, 2016 and December 31, 2015, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of December 31, 2016, the estimated fair value of our interest rate derivatives was a net liability of $2.2 million, including accrued interest of $0.4 million.  As of December 31, 2016, $0.9 million is reflected in prepaid and other assets and $3.1 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2015 the estimated fair value of our interest rate derivatives was a net liability of $4.8 million, including accrued interest of $0.4 million.  As of December 31, 2015, $0.2 million is reflected in prepaid and other assets and $5.0 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  During the years ended December 31, 2016, 2015 and 2014, $4.8 million, $5.6 million and $5.1 million, respectively, were reclassified as a reduction to earnings. As the interest payments on our derivatives are made over the next 12 months, we estimate the impact to interest expense to be an increase of $2.3 million.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 11. Lease Information

Tenant Leases

The Company receives rental income from the leasing of retail and office space under operating leases.  The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold.  The weighted average remaining term of the lease agreements is approximately 4.6 years.  During the years ended December 31, 2016, 2015, and 2014, the Company earned overage rent of $1.5 million, $1.4 million, and $1.1 million, respectively.

As of December 31, 2016, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on sales volume, are as follows:

($ in thousands)
2017	$262,151
2018	235,549
2019	206,803
2020	182,491
2021	151,224
Thereafter	689,083
Total	$1,727,301

Lease Commitments

As of December 31, 2016, we are obligated under seven ground leases for approximately 40 acres of land. Most of these ground leases require fixed annual rent payments.  The expiration dates of the remaining initial terms of these ground leases range from 2018 to 2083.  These leases have five- to ten-year extension options ranging in total from 20 to 25 years. Ground lease expense incurred by the Company on these operating leases for the years ended December 31, 2016, 2015, and 2014 was $1.8 million, $1.1 million, and $0.7 million, respectively.

Future minimum lease payments due under ground leases for the next five years ending December 31 and thereafter are as follows:

($ in thousands)
2017	$1,500
2018	1,357
2019	1,329
2020	1,338
2021	1,349
Thereafter	57,708
Total	$64,581

Note 12. Shareholders’ Equity

Reverse Share Split

On August 11, 2014, we completed a reverse share split of our common shares at a ratio of one new common share for each four common shares then outstanding.  As a result of the reverse share split, the number of outstanding common shares was reduced from approximately 332.7 million shares to approximately 83.2 million shares.  The reverse share split had the same impact on the number of outstanding Common Units.

Common Equity

Our Board of Trustees declared a cash distribution of $0.3025 per common share and Common Unit for the fourth quarter of 2016, which represents a 5.2% increase over our previous quarterly distribution.  This distribution was paid on January 13, 2017 to common shareholders and Common Unit holders of record as of January 6, 2017.

Accrued but unpaid distributions on common shares and units were $25.9 million and $23.7 million as of December 31, 2016 and 2015, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Preferred Equity

On December 7, 2015, we redeemed all 4,100,000 of our outstanding 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”). The Series A Preferred Shares were redeemed at a total price of $25.0287 per share, which includes accrued and unpaid dividends or a total of $102.6 million. Prior to redemption the carrying value of these preferred shares, net of the original issuance costs, was reflected in Shareholders' Equity. In conjunction with the redemption, approximately $3.8 million of initial issuance costs were written off as a non-cash charge against income attributable to common shareholders.

Dividend Reinvestment and Share Purchase Plan

We maintain a Dividend Reinvestment and Share Purchase Plan, which offers investors the option to invest all or a portion of their common share dividends in additional common shares.  Participants in this plan are also able to make optional cash investments with certain restrictions.

At-the-Market Equity Program

During 2016, we issued 137,229 of our common shares at an average price per share of $29.52 pursuant to our at-the-market equity program, generating gross proceeds of approximately $4.1 million and, after deducting commissions and other costs, net proceeds of approximately $3.8 million. The proceeds from these offerings were contributed to the Operating Partnership and used to pay down our unsecured revolving credit facility.

Note 13. Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2016 and 2015.

($ in thousands)	Quarter Ended March 31, 2016	Quarter Ended June 30, 2016	Quarter Ended September 30, 2016	Quarter Ended December 31, 2016
Total revenue	$88,550	$87,575	$89,122	$88,874
Operating income	17,692	14,258	15,892	17,580
Income (loss) from continuing operations	1,975	(1,690)	(1,262)	(159)
Gain on sale of operating properties, net	—	194	—	4,059
Consolidated net income (loss)	1,975	(1,496)	(1,262)	3,900
Net income (loss) attributable to Kite Realty Group Trust common shareholders	1,402	(1,895)	(1,682)	3,359
Net income (loss) per common share – basic and diluted	0.02	(0.02)	(0.02)	0.04
Weighted average Common Shares outstanding - basic	83,348,507	83,375,765	83,474,348	83,545,807
Weighted average Common Shares outstanding - diluted	83,490,979	83,375,765	83,474,348	83,571,663

($ in thousands)	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015	Quarter Ended September 30, 2015	Quarter Ended December 31, 2015
Total revenue	$86,828	$83,735	$87,147	$89,295
Operating income	18,483	16,099	16,911	20,307
Income from continuing operations	4,499	7,235	2,961	10,402
Gain on sale of operating properties, net	3,363	—	—	854
Consolidated net income	7,862	7,235	2,961	11,256
Net income from continuing operations attributable to Kite Realty Group Trust common shareholders	7,179	6,727	2,526	10,685
Net income attributable to Kite Realty Group Trust common shareholders	5,065	4,613	412	5,353
Net income per common share – basic and diluted:
Net income from continuing operations attributable to Kite Realty Group Trust common shareholders	0.06	0.06	0.00	0.06
Net income attributable to Kite Realty Group Trust common shareholders	0.06	0.06	0.00	0.06
Weighted average Common Shares outstanding - basic	83,532,092	83,506,078	83,325,074	83,327,664
Weighted average Common Shares outstanding - diluted	83,625,352	83,803,879	83,433,379	83,438,844

Note 14. Commitments and Contingencies

Other Commitments and Contingencies

We are not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us. We are parties to routine litigation, claims, and administrative proceedings arising in the ordinary course of business.  Management believes that such routine litigation, claims, and administrative proceedings will not have a material adverse impact on our consolidated financial position or consolidated results of operations.

We are obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of the development and redevelopment projects.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through borrowings on our unsecured revolving credit facility.

As of December 31, 2016, we had outstanding letters of credit totaling $10.5 million.  At that date, there were no amounts advanced against these instruments.

Earnout Liability

During 2016, we paid $1.3 million to settle the one remaining earnout liability acquired in connection with our merger with Inland Diversified.

Note 15. Supplemental Schedule of Non-Cash Investing/Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2016, 2015 and 2014:

($ in thousands)	Year Ended December 31,
	2016	2015	2014
Assumption of mortgages upon completion of Merger including debt premium of $33,298	$—	$—	$892,909
Properties and other assets acquired upon completion of Merger	—	—	2,367,600
Marketable securities acquired upon completion of Merger	—	—	18,602
Assumption of debt in connection with acquisition of Rampart Commons redevelopment property including debt premium of $2,221	—	—	14,586
Accrued distribution to preferred shareholders	—	—	705
Extinguishment of mortgages upon transfer of Tranche I operating properties	—	—	75,800
Assumption of mortgages by buyer upon sale of operating properties	—	40,303	—
Assumption of debt in connection with acquisition of Chapel Hill Shopping Center including debt premium of $212	—	18,462	—

Note 16. Related Parties and Related Party Transactions

Subsidiaries of the Company provide certain management, construction management and other services to certain entities owned by certain members of the Company’s management.  During the years ended December 31, 2016, 2015 and 2014, we earned less than $0.1 million during each year presented, from entities owned by certain members of management.

We reimburse an entity owned by certain members of our management for travel and related services.  During the years ended December 31, 2016, 2015 and 2014, we paid $0.4 million during each year presented to this related entity.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Schedule III
Consolidated Real Estate and Accumulated Depreciation

($ in thousands)		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties
12th Street Plaza	$5,000	$2,624	$13,293	$—	$206	$2,624	$13,499	$16,123	$2,557	1978/2003	2012
54th & College *	—	2,672	—	—	—	2,672	—	2,672	—	2008	NA
Bayonne Crossing	45,000	47,809	44,246	—	727	47,809	44,973	92,782	4,814	2011	2014
Bayport Commons	12,113	7,005	21,846	—	1,326	7,005	23,172	30,177	5,691	2008	NA
Beacon Hill *	—	3,293	13,528	—	996	3,293	14,524	17,817	3,701	2006	NA
Bell Oaks Centre	6,548	1,230	12,720	—	133	1,230	12,853	14,083	1,669	2008	2014
Belle Isle *	—	9,130	41,449	—	164	9,130	41,614	50,744	3,527	2000	2015
Bolton Plaza *	—	3,733	18,983	—	5,203	3,733	24,186	27,919	7,949	1986/2014	NA
Boulevard Crossing	10,983	4,386	9,177	—	2,041	4,386	11,218	15,604	4,228	2004	NA
Bridgewater Marketplace *	—	3,407	8,694	—	75	3,407	8,770	12,177	2,404	2008	NA
Burlington Coat Factory *	—	29	2,773	—	—	29	2,773	2,802	1,103	1992/2000	2000
Cannery Corner	—	6,267	10,516	—	167	6,267	10,684	16,951	1,300	2008	2014
Castleton Crossing *	—	9,761	29,400	—	2,602	9,761	32,002	41,763	6,359	1975	2013
Chapel Hill Shopping Center	18,250	—	35,189	—	57	—	35,247	35,247	2,340	2001	2015
Centennial Center	70,455	58,960	72,992	—	986	58,960	73,979	132,939	13,814	2002	2014
Centennial Gateway	44,385	5,305	49,259	—	603	5,305	49,862	55,167	6,904	2005	2014
Centre Point Commons	14,410	2,918	22,793	—	247	2,918	23,040	25,958	2,705	2007	2014
Clay Marketplace *	—	1,398	8,734	—	138	1,398	8,873	10,271	1,491	1966/2003	2013
Cobblestone Plaza *	—	11,221	46,068	—	199	11,221	46,267	57,488	8,503	2011	NA
Colonial Square *	—	11,743	31,299	—	789	11,743	32,088	43,831	3,008	2010	2014
Colleyville Downs *	—	5,446	38,605	—	340	5,446	38,945	44,391	3,825	2014	2015
Cool Creek Commons *	—	6,062	13,438	—	1,759	6,062	15,197	21,259	4,851	2005	NA
Cool Springs Market *	—	12,684	22,870	—	7,997	12,684	30,867	43,551	6,151	1995	2013
Cove Center *	—	2,036	18,356	—	734	2,036	19,089	21,125	6,804	1984/2008	2012
Crossing at Killingly Commons	33,000	21,999	35,218	—	130	21,999	35,348	57,347	4,167	2010	2014
Delray Marketplace	56,850	18,750	90,133	1,284	4,112	20,034	94,245	114,279	12,143	2013	NA
DePauw University Bookstore & Café	—	64	663	—	45	64	708	772	226	2012	NA
Draper Crossing *	—	9,054	28,485	—	190	9,054	28,674	37,728	4,255	2012	2014
Draper Peaks *	—	11,498	48,836	522	702	12,020	49,538	61,558	6,030	2012	2014
Eastern Beltway Center	34,100	23,221	49,548	—	373	23,221	49,920	73,141	7,670	1998/2006	2014
Eastgate	—	4,073	20,255	—	159	4,073	20,414	24,487	2,314	2002	2014
Eastgate Pavilion *	—	8,122	18,898	—	894	8,122	19,792	27,914	7,482	1995	2004
Eddy Street Commons	23,535	1,900	37,806	—	681	1,900	38,487	40,387	9,043	2009	NA
Estero Town Commons *	—	8,973	9,968	—	997	8,973	10,965	19,938	2,670	2006	NA
Fox Lake Crossing *	—	5,685	9,274	—	323	5,685	9,597	15,282	3,461	2002	2005
Gainesville Plaza *	—	5,437	18,237	—	1,097	5,437	19,334	24,771	4,873	2015	2004
Geist Pavilion *	—	1,368	9,113	—	1,685	1,368	10,797	12,165	4,003	2006	NA

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties (continued)
Glendale Town Center *	$—	$1,494	$44,230	$—	$2,150	$1,494	$46,380	$47,874	$26,466	1958/2008	1999
Greyhound Commons *	—	2,629	794	—	887	2,629	1,681	4,310	614	2005	NA
Hamilton Crossing - Phase II & III *	—	2,859	23,660	—	69	2,859	23,728	26,587	2,543	2008	2014
Hitchcock Plaza *	—	4,260	22,051	—	2,349	4,260	24,400	28,660	2,057	2006	2014
Holly Springs Towne Center *	—	12,319	46,897	—	1,283	12,319	48,180	60,499	5,831	2013	NA
Holly Springs Towne Center - Phase II *	—	11,580	46,646	—	—	11,580	46,646	58,226	560	2016	NA
Hunters Creek Promenade *	—	8,335	12,806	—	479	8,335	13,285	21,620	1,742	1994	2013
Indian River Square *	—	5,100	6,359	—	551	5,100	6,910	12,010	2,338	1997/2004	2005
International Speedway Square *	19,367	7,769	18,045	—	9,321	7,769	27,366	35,135	14,108	1999	NA
King's Lake Square *	—	4,519	15,630	—	466	4,519	16,096	20,615	6,487	1986/2014	2003
Kingwood Commons *	—	5,715	30,964	—	83	5,715	31,047	36,762	5,254	1999	2013
Lake City Commons	5,200	3,415	10,242	—	295	3,415	10,538	13,953	1,296	2008	2014
Lake City Commons - Phase II *	—	1,277	2,247	—	16	1,277	2,263	3,540	278	2011	2014
Lake Mary Plaza	5,080	1,413	8,719	—	88	1,413	8,807	10,220	839	2009	2014
Lakewood Promenade *	—	1,783	25,548	—	730	1,783	26,278	28,061	5,068	1948/1998	2013
Landstown Commons *	—	18,672	92,051	—	2,392	18,672	94,442	113,114	11,654	2007	2014
Lima Marketplace	8,383	4,703	15,724	—	548	4,703	16,272	20,975	2,027	2008	2014
Lithia Crossing *	—	3,065	10,012	—	5,558	3,065	15,570	18,635	3,600	1993/2003	2011
Livingston Shopping Center *	—	10,372	35,548	—	—	10,372	35,548	45,920	1,867	1997	2015
Lowe's Plaza	—	2,125	6,041	—	21	2,125	6,062	8,187	755	2007	2014
Market Street Village *	—	9,764	16,360	—	2,069	9,764	18,428	28,192	5,882	1970/2004	2005
Memorial Commons *	—	1,568	14,645	—	333	1,568	14,978	16,546	1,439	2008	2014
Merrimack Village Center	5,445	1,921	12,777	—	98	1,921	12,875	14,796	1,621	2007	2014
Miramar Square	31,625	26,392	30,949	489	536	26,880	31,486	58,366	3,715	2008	2014
Mullins Crossing *	—	10,582	42,188	—	347	10,582	42,535	53,117	6,832	2005	2014
Naperville Marketplace	7,724	5,364	11,830	—	58	5,364	11,888	17,252	3,338	2008	NA
Northcrest Shopping Center	15,780	4,044	33,921	—	742	4,044	34,663	38,707	3,211	2008	2014
Oleander Place *	—	863	6,159	—	9	863	6,168	7,031	1,609	2012	2011
Palm Coast Landing	22,550	4,962	37,995	—	399	4,962	38,395	43,357	4,144	2010	2014
Parkside Town Commons - Phase I *	—	3,108	42,192	—	—	3,108	42,192	45,300	3,975	2015	N/A
Perimeter Woods	33,330	35,793	27,277	—	318	35,793	27,595	63,388	2,774	2008	2014
Pine Ridge Crossing *	—	5,640	17,088	—	1,233	5,640	18,322	23,962	5,448	1993	2006
Plaza at Cedar Hill *	—	5,782	36,781	—	9,163	5,782	45,944	51,726	16,651	2000	2004
Plaza Volente *	—	4,600	29,074	—	929	4,600	30,003	34,603	10,626	2004	2005
Pleasant Hill Commons	6,666	3,350	10,116	—	286	3,350	10,402	13,752	1,326	2008	2014
Portofino Shopping Center *	—	4,754	75,287	—	10,083	4,754	85,370	90,124	12,991	1999	2013
Publix at Acworth	5,713	1,357	8,229	39	1,087	1,395	9,315	10,710	3,449	1996	2004
Publix at Woodruff *	—	1,783	6,361	—	262	1,783	6,623	8,406	1,799	1997	2012

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties (continued)
Rangeline Crossing *	$—	$2,043	$18,414	$—	$217	$2,043	$18,632	$20,675	$5,107	1986/2013	NA
Riverchase Plaza *	—	3,889	11,404	—	1,348	3,889	12,752	16,641	3,956	1991/2001	2006
Rivers Edge *	—	5,647	31,439	—	726	5,647	32,165	37,812	6,566	2011	2008
Saxon Crossing	11,400	3,764	16,804	—	4	3,764	16,808	20,572	1,993	2009	2014
Shoppes at Plaza Green *	—	3,749	23,853	—	1,191	3,749	25,044	28,793	5,018	2000	2012
Shoppes of Eastwood *	—	1,688	10,581	—	422	1,688	11,004	12,692	3,178	1997	2013
Shops at Eagle Creek *	—	4,550	8,844	—	4,974	4,550	13,818	18,368	4,041	1998	2003
Shops at Julington Creek	4,785	2,372	8,003	—	100	2,372	8,102	10,474	1,060	2011	2014
Shops at Moore	21,300	8,030	33,464	—	1,041	8,030	34,505	42,535	5,187	2010	2014
Silver Springs Pointe	8,800	9,685	7,688	—	240	9,685	7,928	17,613	1,761	2001	2014
South Elgin Commons *	—	3,916	22,140	—	49	3,916	22,188	26,104	2,591	2011	2014
Stoney Creek Commons *	—	628	4,599	—	5,833	628	10,432	11,060	2,782	2000	NA
Sunland Towne Centre *	—	14,774	22,542	—	5,034	14,774	27,577	42,351	9,807	1996	2004
Tamiami Crossing *	—	19,810	27,931	—	—	19,810	27,931	47,741	555	2016	NA
Tarpon Bay Plaza *	—	4,273	23,865	—	2,050	4,273	25,915	30,188	6,585	2007	NA
Temple Terrace *	—	2,245	9,282	—	77	2,245	9,359	11,604	902	2012	2014
The Centre at Panola *	1,979	1,986	8,191	—	367	1,986	8,558	10,544	3,420	2001	2004
The Corner	14,750	3,772	24,642	—	62	3,772	24,704	28,476	2,421	2008	2014
The Landing at Tradition *	—	18,505	46,227	—	1,988	18,505	48,215	66,720	6,752	2007	2014
Toringdon Market *	—	5,448	9,539	—	136	5,448	9,676	15,124	1,706	2004	2013
Traders Point *	—	9,443	36,433	—	2,084	9,443	38,517	47,960	13,121	2005	NA
Traders Point II *	—	2,376	6,561	—	1,001	2,376	7,562	9,938	2,466	2005	NA
Tradition Village Center *	—	3,140	14,853	—	252	3,140	15,105	18,245	1,925	2006	2014
Trussville Promenade *	—	9,123	45,391	—	603	9,123	45,994	55,117	8,522	1999	2013
University Town Center	18,690	4,125	31,711	—	187	4,125	31,898	36,023	3,634	2009	2014
University Town Center - Phase II	10,500	7,902	24,199	—	441	7,902	24,640	32,542	3,284	2012	2014
Village at Bay Park	9,183	8,248	9,982	—	483	8,248	10,465	18,713	1,040	2005	2014
Village Walk *	—	2,554	12,426	—	63	2,554	12,489	15,043	1,218	2009	2014
Waterford Lakes Village *	—	2,317	7,420	—	278	2,317	7,698	10,015	3,366	1997	2004
Waxahachie Crossing	7,750	1,411	16,323	—	99	1,411	16,422	17,833	1,932	2010	2014
Westside Market *	—	4,194	17,723	—	273	4,194	17,995	22,189	1,398	2013	2014
Wheatland Towne Crossing *	—	6,622	31,077	—	96	6,622	31,173	37,795	3,174	2012	2014
Whitehall Pike	5,170	3,689	6,109	—	233	3,689	6,342	10,031	4,260	1999	NA

Total Operating Properties	655,797	770,216	2,525,766	2,333	126,069	772,549	2,651,835	3,424,384	484,976

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Office Properties
Thirty South	$17,670	$1,643	$9,669	$—	$18,869	$1,643	$28,538	$30,181	13,098	1905/2002	2001
Union Station Parking Garage *	—	904	2,650	—	925	904	3,575	4,479	1,533	1986	2001

Total Office Properties	17,670	2,547	12,319	—	19,795	2,547	32,114	34,661	14,631

Development and Redevelopment Properties

Beechwood Promenade *	—	2,734	46,350	—	—	2,734	46,350	49,084	7,237	NA	NA
Burnt Store Promenade *	—	5,112	8,545	—	—	5,112	8,545	13,657	3,833	NA	NA
City Center *	—	20,565	174,807	—	—	20,565	174,807	195,372	16,344	NA	NA
Courthouse Shadows *	—	4,999	17,085	—	—	4,999	17,085	22,084	4,521	NA	NA
Fishers Station	6,868	3,736	12,742	—	—	3,736	12,742	16,478	6,255	NA	NA
Hamilton Crossing Centre	10,500	5,549	10,448	—	—	5,549	10,448	15,997	3,612	NA	NA
Northdale Promenade *	—	1,718	25,836	—	—	1,718	25,836	27,554	5,660	NA	NA
Parkside Town Commons - Phase II *	—	20,857	61,446	—	—	20,857	61,446	82,303	3,381	NA	NA
Rampart Commons	11,315	1,136	30,010	—	—	1,136	30,010	31,146	3,407	NA	NA
The Corner *	—	304	4,885	—	—	304	4,885	5,189	2,994	NA	NA

Total Development and Redevelopment Properties	28,683	66,710	392,153	—	—	66,710	392,153	458,863	57,244

Other **

Beacon Hill *	—	1,643	—	—	—	1,643	—	1,643	—	NA	NA
Bridgewater Marketplace *	—	2,081	—	—	—	2,081	—	2,081	—	NA	NA
Deerwood Lake *	—	—	23,669	—	—	—	23,669	23,669	—	NA	NA
Eddy Street Commons *	—	2,403	—	—	—	2,403	—	2,403	—	NA	NA
Fox Lake Crossing II	—	3,458	—	—	—	3,458	—	3,458	—	NA	NA
KRG Development	—	—	751	—	—	—	751	751	—	NA	NA
KRG New Hill *	—	5,710	—	—	—	5,710	—	5,710	—	NA	NA
KRG Peakway	—	22,355	—	—	—	22,355	—	22,355	—	NA	NA
Pan Am Plaza	—	8,840	—	—	—	8,840	—	8,840	—	NA	NA

Total Other	—	46,492	24,420	—	—	46,492	24,420	70,912	—

Line of credit/Term Loan/Unsecured notes	1,029,600	—	—	—	—	—	—	—	—	NA	NA

Grand Total	$1,731,750	$885,965	$2,954,658	$2,333	$145,863	$888,298	$3,100,521	$3,988,819	$556,851

____________________
*	This property or a portion of the property is included as an unencumbered pool property used in calculating our line of credit borrowing base.
**
This category generally includes land held for development.  We also have certain additional land parcels at our development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation
($ in thousands)

Note 1. Reconciliation of Investment Properties

The changes in investment properties of the Company for the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Balance, beginning of year	$3,926,180	$3,897,131	$1,872,088
Merger and Acquisitions	—	176,068	2,128,278
Improvements	97,161	92,717	103,688
Impairment	—	(2,293)	—
Disposals	(34,522)	(237,443)	(206,923)
Balance, end of year	$3,988,819	$3,926,180	$3,897,131

The unaudited aggregate cost of investment properties for federal tax purposes as of December 31, 2016 was $3.0 billion.

Note 2. Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company for the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Balance, beginning of year	$428,930	$313,524	$229,286
Depreciation expense	148,947	141,516	103,155
Impairment	—	(833)	—
Disposals	(21,026)	(25,277)	(18,917)
Balance, end of year	$556,851	$428,930	$313,524

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

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Kite Realty Group Trust, KRG Magellan, LLC and Inland Diversified Real Estate Trust, Inc., dated February 9, 2014	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.5	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.6	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.7	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.8	Executive Employment Agreement, dated as of August 6, 2014, by and between the Company and Scott E. Murray*	Incorporated by reference to Exhibit 10.8 the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2014.

10.9	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.10	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Scott E. Murray*	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.19	Indemnification Agreement, dated as of November 3, 2008, by and between Kite Realty Group, L.P. and Darell E. Zink, Jr.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2008

10.20	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group, L.P. and Victor J. Coleman*	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2013

10.21	Indemnification Agreement, dated as of March7, 2014, by and between Kite Realty Group, L.P. and Christie B. Kelly*	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2014

10.22	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and David R. O’Reilly*	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2014

10.23	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and Barton R. Peterson*	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2014

10.24	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Lee A. Daniels*	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.25	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Gerald W. Grupe*	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.26	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Charles H. Wurtzebach*	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.27	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.28
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.29	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.30	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.31	Form of 2014 Outperformance LTIP Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.32	Form of 2016 Outperformance Plan LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 3, 2016

10.33	Kite Realty Group Trust 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Kite Realty Group Trust filed with the SEC on May 8, 2013

10.34	Form of Nonqualified Share Option Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.35	Form of Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.36	Schedule of Non-Employee Trustee Fees and Other Compensation*	Incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 26, 2016

10.37	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.38	Form of Performance Share Unit Agreement under 2013 Equity Incentive Plan*	Filed herewith

10.39	Fifth Amended and Restated Credit Agreement, dated as of July 28, 2016, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

10.40	First Amended and Restated Springing Guaranty, dated as of July 28, 2016, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

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

10.42
First Amendment to Term Loan Agreement, dated as of February 26, 2013, by and among the Operating Partnership, the Company, certain subsidiaries of the Operating Partnership party thereto, KeyBank National Association, as a lender and as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 4, 2013

10.43
Second Amendment to Term Loan Agreement, dated as of August 21, 2013, by and among the Operating Partnership, the Company, certain subsidiaries of the Operating Partnership party thereto, KeyBank National Association, as a lender and as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 27, 2013

10.44	Guaranty, dated as of April 30, 2012, by the Company and certain subsidiaries of the Operating Partnership party thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

10.45	Purchase and Sale Agreement, dated September 16, 2014, by and among Inland Real Estate Income Trust, Inc. and the subsidiaries of Kite Realty Group Trust party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 22, 2014

10.46	Note Purchase Agreement, dated as of August 28, 2015, by and among Kite Realty Group, L.P., and the other parties named therein as Purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 3, 2015

10.47	Term Loan Agreement, dated as of October 26, 2015, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 30, 2015

10.48
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
Filed herewith

99.1	United States Federal Income Tax Considerations	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

____________________
* Denotes a management contract or compensatory, plan contract or arrangement.