Form 10-Q
period 2017-03-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2017-05-09
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Kite Realty Group Trust:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Kite Realty Group, L.P.:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Kite Realty Group Trust	Yes ☐	No ☒	Kite Realty Group, L.P.	Yes ☐	No ☒
The number of Common Shares of Kite Realty Group Trust outstanding as of May 4, 2017 was 83,573,157 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2017 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of March 31, 2017 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets:
Investment properties, at cost	$3,984,170	$3,996,065
Less: accumulated depreciation	(584,512)	(560,683)
	3,399,658	3,435,382

Cash and cash equivalents	22,641	19,874
Tenant and other receivables, including accrued straight-line rent of $28,968 and $28,703 respectively, net of allowance for uncollectible accounts	52,334	53,087
Restricted cash and escrow deposits	9,609	9,037
Deferred costs and intangibles, net	126,407	129,264
Prepaid and other assets	12,816	9,727
Total Assets	$3,623,465	$3,656,371

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,726,873	$1,731,074
Accounts payable and accrued expenses	88,847	80,664
Deferred revenue and intangibles, net and other liabilities	110,316	112,202
Total Liabilities	1,926,036	1,923,940
Commitments and contingencies	—	—
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	77,255	88,165
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,573,250 and 83,545,398 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	836	835
Additional paid in capital and other	2,062,081	2,062,360
Accumulated other comprehensive income (loss)	1,146	(316)
Accumulated deficit	(444,582)	(419,305)
Total Kite Realty Group Trust Shareholders' Equity	1,619,481	1,643,574
Noncontrolling Interests	693	692
Total Equity	1,620,174	1,644,266
Total Liabilities and Equity	$3,623,465	$3,656,371

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016

Revenue:
Minimum rent	$68,946	$67,463
Tenant reimbursements	18,570	18,155
Other property related revenue	2,596	2,932
Total revenue	90,112	88,550
Expenses:
Property operating	12,953	12,192
Real estate taxes	10,330	11,135
General, administrative, and other	5,470	5,291
Impairment charge	7,411	—
Depreciation and amortization	45,830	42,240
Total expenses	81,994	70,858
Operating income	8,118	17,692
Interest expense	(16,445)	(15,325)
Income tax benefit (expense) of taxable REIT subsidiary	33	(410)
Other (expense) income, net	(139)	18
(Loss) income from continuing operations	(8,433)	1,975
Gain on sale of operating property	8,870	—
Consolidated net income	437	1,975
Net income attributable to noncontrolling interests	(432)	(573)
Net income attributable to Kite Realty Group Trust common shareholders	$5	$1,402

Net income per common share - basic & diluted	$0.00	$0.02

Weighted average common shares outstanding - basic	83,565,325	83,348,507
Weighted average common shares outstanding - diluted	83,643,608	83,490,979

Common dividends declared per common share	$0.3025	$0.2875

Consolidated net income	$437	$1,975
Change in fair value of derivatives	1,496	(7,313)
Total comprehensive income (loss)	1,933	(5,338)
Comprehensive income attributable to noncontrolling interests	(466)	(405)
Comprehensive income (loss) attributable to Kite Realty Group Trust	$1,467	$(5,743)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2016	83,545,398	$835	$2,062,360	$(316)	$(419,305)	$1,643,574
Stock compensation activity	27,852	1	956	—	—	957
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	1,462	—	1,462
Distributions declared to common shareholders	—	—	—	—	(25,282)	(25,282)
Net income attributable to Kite Realty Group Trust	—	—	—	—	5	5
Acquisition of partner's noncontrolling interest in Fishers Station operating property	—	—	(3,750)	—	—	(3,750)
Adjustment to redeemable noncontrolling interests	—	—	2,515	—	—	2,515
Balances, March 31, 2017	83,573,250	$836	$2,062,081	$1,146	$(444,582)	$1,619,481

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$437	$1,975
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(1,321)	(1,443)
Depreciation and amortization	46,372	43,075
Gain on sale of operating property	(8,870)	—
Impairment charge	7,411	—
Provision for credit losses	791	841
Compensation expense for equity awards	1,552	1,241
Amortization of debt fair value adjustment	(773)	(1,015)
Amortization of in-place lease liabilities, net	(850)	(1,208)
Changes in assets and liabilities:
Tenant receivables and other	(1,424)	(958)
Deferred costs and other assets	(5,934)	(4,536)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(1,804)	(5,586)
Net cash provided by operating activities	35,587	32,386
Cash flows from investing activities:
Capital expenditures, net	(23,784)	(21,445)
Net proceeds from sale of operating property	22,754	—
Collection of note receivable	—	500
Change in construction payables	2,422	(3,640)
Net cash provided by (used) in investing activities	1,392	(24,585)
Cash flows from financing activities:
Repurchases of common shares upon the vesting of restricted shares	(200)	(654)
Acquisition of partner's interest in Fishers Station operating property	(3,750)	—
Loan proceeds	33,200	48,100
Loan transaction costs	—	(689)
Loan payments	(37,170)	(41,308)
Distributions paid – common shareholders	(25,272)	(22,709)
Distributions paid – redeemable noncontrolling interests	(1,020)	(950)
Distributions to noncontrolling interests	—	(164)
Net cash used in financing activities	(34,212)	(18,374)
Net change in cash and cash equivalents	2,767	(10,573)
Cash and cash equivalents, beginning of period	19,874	33,880
Cash and cash equivalents, end of period	$22,641	$23,307

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	March 31, 2017	December 31, 2016
Assets:
Investment properties, at cost	$3,984,170	$3,996,065
Less: accumulated depreciation	(584,512)	(560,683)
	3,399,658	3,435,382

Cash and cash equivalents	22,641	19,874
Tenant and other receivables, including accrued straight-line rent of $28,968 and $28,703 respectively, net of allowance for uncollectible accounts	52,334	53,087
Restricted cash and escrow deposits	9,609	9,037
Deferred costs and intangibles, net	126,407	129,264
Prepaid and other assets	12,816	9,727
Total Assets	$3,623,465	$3,656,371

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,726,873	$1,731,074
Accounts payable and accrued expenses	88,847	80,664
Deferred revenue and intangibles, net and other liabilities	110,316	112,202
Total Liabilities	1,926,036	1,923,940
Commitments and contingencies	—	—
Redeemable Limited Partners’ and other redeemable noncontrolling interests	77,255	88,165
Partners Equity:
Parent Company:
Common equity, 83,573,250 and 83,545,398 units issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,618,335	1,643,890
Accumulated other comprehensive income (loss)	1,146	(316)
Total Partners Equity	1,619,481	1,643,574
Noncontrolling Interests	693	692
Total Equity	1,620,174	1,644,266
Total Liabilities and Equity	$3,623,465	$3,656,371

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2017	2016

Revenue:
Minimum rent	$68,946	$67,463
Tenant reimbursements	18,570	18,155
Other property related revenue	2,596	2,932
Total revenue	90,112	88,550
Expenses:
Property operating	12,953	12,192
Real estate taxes	10,330	11,135
General, administrative, and other	5,470	5,291
Impairment charge	7,411	—
Depreciation and amortization	45,830	42,240
Total expenses	81,994	70,858
Operating income	8,118	17,692
Interest expense	(16,445)	(15,325)
Income tax benefit (expense) of taxable REIT subsidiary	33	(410)
Other (expense) income, net	(139)	18
(Loss) income from continuing operations	(8,433)	1,975
Gain on sale of operating property	8,870	—
Consolidated net income	437	1,975
Net income attributable to noncontrolling interests	(432)	(523)
Net income attributable to common unitholders	$5	$1,452

Allocation of net income:
Limited Partners	$—	$50
Parent Company	5	1,402
	$5	$1,452

Net income per unit - basic & diluted	$0.00	$0.02

Weighted average common units outstanding - basic	85,529,910	85,271,012
Weighted average common units outstanding - diluted	85,608,193	85,413,485

Distributions declared per common unit	$0.3025	$0.2875

Consolidated net income	$437	$1,975
Change in fair value of derivatives	1,496	(7,313)
Total comprehensive income (loss)	1,933	(5,338)
Comprehensive income attributable to noncontrolling interests	(432)	(523)
Comprehensive income (loss) attributable to common unitholders	$1,501	$(5,861)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive (Loss) Income

Balances, December 31, 2016	$1,643,890	$(316)	$1,643,574
Stock compensation activity	957	—	957
Other comprehensive income attributable to Parent Company	—	1,462	1,462
Distributions declared to Parent Company	(25,282)	—	(25,282)
Net income	5	—	5
Acquisition of partner's interest in Fishers Station operating property	(3,750)	—	(3,750)
Adjustment to redeemable noncontrolling interests	2,515	—	2,515
Balances, March 31, 2017	$1,618,335	$1,146	$1,619,481

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$437	$1,975
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(1,321)	(1,443)
Depreciation and amortization	46,372	43,075
Gain on sale of operating property	(8,870)	—
Impairment charge	7,411	—
Provision for credit losses	791	841
Compensation expense for equity awards	1,552	1,241
Amortization of debt fair value adjustment	(773)	(1,015)
Amortization of in-place lease liabilities, net	(850)	(1,208)
Changes in assets and liabilities:
Tenant receivables and other	(1,424)	(958)
Deferred costs and other assets	(5,934)	(4,536)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(1,804)	(5,586)
Net cash provided by operating activities	35,587	32,386
Cash flows from investing activities:
Capital expenditures, net	(23,784)	(21,445)
Net proceeds from sale of operating property	22,754	—
Collection of note receivable	—	500
Change in construction payables	2,422	(3,640)
Net cash provided by (used) in investing activities	1,392	(24,585)
Cash flows from financing activities:
Repurchases of common shares upon the vesting of restricted shares	(200)	(654)
Acquisition of partner's interest in Fishers Station operating property	(3,750)	—
Loan proceeds	33,200	48,100
Loan transaction costs	—	(689)
Loan payments	(37,170)	(41,308)
Distributions paid – common unitholders	(25,272)	(22,709)
Distributions paid – redeemable noncontrolling interests	(1,020)	(950)
Distributions to noncontrolling interests	—	(164)
Net cash used in financing activities	(34,212)	(18,374)
Net change in cash and cash equivalents	2,767	(10,573)
Cash and cash equivalents, beginning of period	19,874	33,880
Cash and cash equivalents, end of period	$22,641	$23,307

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2017
(Unaudited)
(in thousands, except share and per share data)

Note 1. Organization

Kite Realty Group Trust (the "Parent Company"), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), primarily owns interests in various operating subsidiaries and joint ventures engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in selected markets in the United States. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

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

The Parent Company is the sole general partner of the Operating Partnership, and as of March 31, 2017 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At March 31, 2017, we owned interests in 118 operating and redevelopment properties consisting of 107 retail properties, nine retail redevelopment properties, one office operating property and an associated parking garage. We also owned two development projects under construction as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2016.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period.  Actual results could differ from these estimates.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected on an annual basis.

Components of Investment Properties

The composition of the Company’s investment properties as of March 31, 2017 and December 31, 2016 was as follows:

($ in thousands)	Balance at
	March 31, 2017	December 31, 2016
Investment properties, at cost:
Land, buildings and improvements	$3,874,343	$3,885,223
Furniture, equipment and other	7,456	7,246
Land held for development	31,981	34,171
Construction in progress	70,390	69,425
	$3,984,170	$3,996,065

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of March 31, 2017, we owned investments in three joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $237.8 million, which were secured by assets of the VIEs totaling $499.0 million.  The Operating Partnership guarantees the debt of these VIEs.

The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary in accordance with the VIE model.

Fishers Station

In March 2017, we acquired our partner's noncontrolling interest in our Fishers Station operating property for $3.8 million. The transaction increased our controlling interest to 100% and was accounted for through equity in the consolidated statement of shareholders' equity.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
Noncontrolling interests balance January 1	$692	$773
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	1	89
Distributions to noncontrolling interests	—	(164)
Noncontrolling interests balance at March 31	$693	$698

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At March 31, 2017 and December 31, 2016, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three months ended March 31, 2017 and 2016, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended March 31,
	2017	2016
Parent Company’s weighted average basic interest in Operating Partnership	97.7%	97.7%
Limited partners' weighted average basic interests in Operating Partnership	2.3%	2.3%

At March 31, 2017 and December 31, 2016, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3% as of the end of each period presented.

Concurrent with the Parent Company’s initial public offering and related formation transactions, certain individuals received Limited Partner Units of the Operating Partnership in exchange for their interests in certain properties. The limited partners have the right to redeem Limited Partner Units for cash or, at the Parent Company's election, common shares of the Parent Company in an amount equal to the market value of an equivalent number of common shares of the Parent Company at the time of redemption. Such common shares must be registered, which is not fully in the Parent Company’s control. Therefore, the limited partners’ interest is not reflected in permanent equity. The Parent Company also has the right to redeem the Limited Partner Units directly from the limited partner in exchange for either cash in the amount specified above or a number of its common shares equal to the number of Limited Partner Units being redeemed.

There were 1,986,830 and 1,942,340 Limited Partner Units outstanding as of March 31, 2017 and December 31, 2016, respectively. The increase in Limited Partner Units outstanding from December 31, 2016 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

Redeemable Noncontrolling Interests - Subsidiaries

Prior to the merger with Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties.  The Class B units related to two of these three joint ventures remain outstanding subsequent to the merger with Inland Diversified and are accounted for as noncontrolling interests in these properties.  A portion of the Class B units became redeemable at our partner’s election in March 2017 and the remaining Class B units will become redeemable at our partner's election in October 2022 based on the applicable joint venture and the fulfillment of certain redemption criteria.  Beginning in December 2020 and November 2022, with respect to the applicable joint venture, the Class B units can be redeemed at the election of either our partner or us for cash or Limited Partner Units in the Operating Partnership.  None of the issued Class B units have a maturity date and none are mandatorly redeemable unless either party has elected for the units to be redeemed. We consolidate these joint ventures because we control the decision making of each of the joint ventures and our joint venture partners have limited protective rights.

In March 2017, we received notice from one of our partners exercising their right to redeem $8.3 million of their Class B units for cash. The amount that will be redeemed was reclassified from temporary equity to accrued expenses in the consolidated balance sheets as the redemption is certain to occur as of March 31, 2017. We expect to fund the redemption using cash prior to December 27, 2017.

We classify the remainder of the redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of March 31, 2017 and December 31, 2016, the redemption amounts of these interests did not exceed the fair value of each interest, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
Redeemable noncontrolling interests balance January 1	$88,165	$92,315
Net income allocable to redeemable noncontrolling interests	432	482
Distributions declared to redeemable noncontrolling interests	(1,033)	(992)
Liability reclassification due to exercise of partial redemption option by joint venture partner	(8,261)	—
Other, net, including adjustments to redemption value	(2,048)	7,216
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at March 31	$77,255	$99,021

Limited partners' interests in Operating Partnership	$44,530	$54,921
Other redeemable noncontrolling interests in certain subsidiaries	32,725	44,100
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at March 31	$77,255	$99,021

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

We have preliminarily evaluated our revenue streams and less than 1% of our revenue will be impacted by this new standard upon its initial adoption. Additionally, we have primarily disposed of property and land in all cash transactions with no continuing future involvement in the operations, and therefore, do not expect the new standard to significantly impact the recognition of property and land sales.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 amends the existing accounting standards for business combinations, by providing a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets and activities are not a business. This screen reduces the number of transactions that will likely qualify as business combinations. ASU 2017-01 will be effective for annual and interim reporting periods beginning on or after December 15, 2017, with early adoption permitted. We adopted ASU 2017-01 in the first quarter of 2017. As a result of the adoption, we expect future acquisitions of single investment properties will not result in the recognition of transaction cost expenses, as the single investment properties will likely not meet the definition of a business and all direct transaction costs will be capitalized.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units under our Outperformance Incentive Compensation Plan ("Outperformance Plan"); and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the three months ended March 31, 2017 and 2016 were 2.0 million and 1.9 million, respectively.

Approximately 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit for both the three months ended March 31, 2017 and 2016, because their impact was not dilutive.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(6,056)	$543,944
Unsecured revolving credit facility	83,400	—	(2,494)	80,906
Unsecured term loans	400,000	—	(2,052)	397,948
Mortgage notes payable - fixed rate	580,187	11,336	(933)	590,590
Mortgage notes payable - variable rate	114,196	—	(711)	113,485
Total mortgage and other indebtedness	$1,727,783	$11,336	$(12,246)	$1,726,873

	As of December 31, 2016
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(6,140)	$543,860
Unsecured revolving credit facility	79,600	—	(2,723)	76,877
Unsecured term loans	400,000	—	(2,179)	397,821
Mortgage notes payable - fixed rate	587,762	12,109	(994)	598,877
Mortgage notes payable - variable rate	114,388	—	(749)	113,639
Total mortgage and other indebtedness	$1,731,750	$12,109	$(12,785)	$1,731,074

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of March 31, 2017, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (Years)
Fixed rate debt[1]	$1,591,259	93%	4.08%	6.3
Variable rate debt	136,524	7%	2.47%	4.8
Net debt premiums and issuance costs, net	(910)	N/A	N/A	N/A
Total	$1,726,873	100%	3.95%	6.2

____________________
1
Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of March 31, 2017, $461.1 million in variable rate debt is hedged for a weighted average 2.5 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases, and is generally due in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness are based on LIBOR plus spreads ranging from 160 to 225 basis points.  At March 31, 2017, the one-month LIBOR interest rate was 0.98%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 6.78%.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements. As of March 31, 2017 and December 31, 2016, total unamortized debt issuance costs were $12.2 million and $12.8 million, respectively.

The accompanying consolidated statements of operations include amortization expense as follows:

($ in thousands)	Three Months Ended March 31,
	2017	2016
Amortization of debt issuance costs	$682	$835

 Amortization of debt issuance costs is included in interest expense.

Unsecured Revolving Credit Facility and Unsecured Term Loans

We have an unsecured revolving credit facility with a total commitment of $500 million that matures in July 2020 (inclusive of two six-month extension options), a $200 million unsecured term loan maturing in July 2021 ("Term Loan B") and a $200 million seven-year unsecured term loan maturing in October 2022.

The Operating Partnership has the option to increase the borrowing availability of the unsecured revolving credit facility to $1 billion and the option to increase Term Loan B to provide for an additional $200 million, in each case subject to certain conditions, including obtaining commitments from one or more lenders.

As of March 31, 2017, $83.4 million was outstanding under the unsecured revolving credit facility.  Additionally, we had letters of credit outstanding which totaled $3.9 million, against which no amounts were advanced as of March 31, 2017.

The amount that we may borrow under our unsecured revolving credit facility is limited by the value of the assets in our unencumbered asset pool.  As of March 31, 2017, the value of the assets in our unencumbered asset pool was $497.3 million. Taking into account outstanding borrowings and letters of credit, we had $410 million available under our unsecured revolving credit facility for future borrowings as of March 31, 2017.

Our ability to borrow under the unsecured revolving credit facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of March 31, 2017, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of March 31, 2017, we were in compliance with all such covenants.

Other Debt Activity

For the three months ended March 31, 2017, we had total new borrowings of $33.2 million and total repayments of $37.2 million.  In addition to the items mentioned above, the remaining components of this activity were as follows:

•	We retired the $6.7 million loan secured by our Pleasant Hill Commons operating property through a draw on our unsecured revolving credit facility (the "Credit Facility");

•	We borrowed $26.5 million on the Credit Facility to fund development activities, redevelopment activities, and tenant improvement costs;

•	We used the $22.8 million net proceeds from the sale of our Cove Center operating property to pay down the Credit Facility; and

•	We made scheduled principal payments on indebtedness totaling $1.1 million.

Fair Value of Fixed and Variable Rate Debt

As of March 31, 2017, the estimated fair value of our fixed rate debt was $1.2 billion compared to the book value of $1.1 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.78% to 6.78%.  As of March 31, 2017, the fair value of variable rate debt was $637.5 million compared to the book value of $597.6 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.28% to 3.23%.

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

As of March 31, 2017, we were party to various cash flow derivative agreements with notional amounts totaling $461.1 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2021.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.11%.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of March 31, 2017 and December 31, 2016, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of March 31, 2017, the estimated fair value of our interest rate derivatives represented a net liability of $0.4 million, including accrued interest of $0.3 million.  As of March 31, 2017, $1.6 million was reflected in prepaid and other assets and $2.0 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2016, the estimated fair value of our interest rate hedges was a net liability of $2.2 million, including accrued interest of $0.4 million.  As of December 31, 2016, $0.9 million was reflected in prepaid and other assets and $3.1 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $1.0 million was reclassified as a reduction to earnings for both the three months ended March 31, 2017 and 2016. As the interest payments on our hedges are made over the next 12 months, we estimate the impact to interest expense to be $1.1 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.3025 for the first quarter of 2017 to common shareholders and Common Unit holders of record as of April 6, 2017. The distribution was paid on April 13, 2017.

Restricted Share Grants

In February 2017, a total of 104,173 restricted shares were granted to members of executive management and certain other employees. The awards of restricted shares will vest ratably over periods ranging from three to five years.

Performance Awards

In February 2017, the Compensation Committee awarded each of our four named executive officers a three-year performance award in the form of restricted performance share units ("PSUs").  These PSUs may be earned over a three-year performance period from January 1, 2017 to December 31, 2019.  The performance criteria for 50% of the PSUs are based on the relative total shareholder return ("TSR") achieved by the Company measured against a peer group over the three-year measurement period and the remaining 50% are based on the absolute TSR achieved by the Company over the three-year measurement period. Any PSUs earned at the end of the three-year period will be fully vested at that date.  The total number of PSUs issued to the executive officers was based on a target value of $2.1 million but may be earned in a range from 0% to 200% of the target value depending on our absolute TSR and our relative TSR in relation to our peers over the measurement period.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At March 31, 2017 and December 31, 2016, deferred costs consisted of the following:

	March 31, 2017	December 31, 2016
Acquired lease intangible assets	$120,840	$125,144
Deferred leasing costs and other	67,082	63,810
	187,922	188,954
Less—accumulated amortization	(61,515)	(59,690)
Total	$126,407	$129,264

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2017	2016
Amortization of deferred leasing costs, lease intangibles and other	$6,145	$6,269
Amortization of above market lease intangibles	1,189	1,236

Note 8. Deferred Revenue, Intangibles, Net and Other Liabilities

Deferred revenue and other liabilities consist of the unamortized fair value of in-place lease liabilities recorded in connection with purchase accounting, retainage payables for development and redevelopment projects, and tenant rent payments received in advance of the month in which they are due.  The amortization of in-place lease liabilities is recognized as revenue over the remaining life of the leases (including option periods for leases with below market renewal options) through 2046.  Tenant rent payments received in advance are recognized as revenue in the period to which they apply, which is typically the month following their receipt.

At March 31, 2017 and December 31, 2016, deferred revenue, intangibles, net and other liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Unamortized in-place lease liabilities	$93,290	$95,360
Retainage payables and other	5,892	5,437
Tenant rent payments received in advance	11,134	11,405
Total	$110,316	$112,202

The amortization of below market lease intangibles was $2.0 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively. The amortization of below market lease intangibles is included as a component of minimum rent.

Note 9. Commitments and Contingencies

Other Commitments and Contingencies

We are not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us. We are parties to routine litigation, claims, and administrative proceedings arising in the ordinary course of business.  Management believes that such matters will not have a material adverse impact on our consolidated financial statements.

We are obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of the development and redevelopment projects.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through borrowings on our unsecured revolving credit facility.

As of March 31, 2017, we had outstanding letters of credit totaling $3.9 million.  At that date, there were no amounts advanced against these instruments.

Note 10. Disposals of Operating Properties and Impairment Charge

During the three months ended March 31, 2017, we sold our Cove Center operating property in Stuart, Florida for gross proceeds of $23.1 million and a net gain of $8.9 million.

As of March 31, 2017, in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q, we evaluated an operating property for impairment including shortening the intended holding period. Based upon a change in facts and circumstances that occurred during the three months ended March 31, 2017, we concluded the estimated undiscounted cash flows over the expected holding period do not exceed the carrying value of the asset. Thus, we were required to measure the assets at fair value to determine whether any impairment exists. The Company estimated the fair value of the property to be $26.0 million using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the fair value measurement to the carrying value, which resulted in a non-cash impairment charge of $7.4 million for the three months ended March 31, 2017.

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

•
other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

At March 31, 2017, we owned interests in 118 operating and redevelopment properties consisting of 107 retail properties, nine retail redevelopment properties, one office operating property and an associated parking garage. We also owned two development projects under construction as of this date.

At March 31, 2016, we owned interests in 118 operating and redevelopment properties consisting of 108 retail properties, eight retail redevelopment properties, one office operating property and an associated parking garage. We also owned three development projects under construction as of this date.

Current Quarter Activities

Development and Redevelopment

We believe evaluating our operating properties for development and redevelopment opportunities enhances shareholder value as it will make them more attractive for leasing to new tenants and it improves long-term values and economic returns. We initiated, advanced, and completed a number of development and redevelopment activities during the first quarter of 2017, including the following:

•
Parkside Town Commons – Phase II near Raleigh, North Carolina – Phase II of this development is anchored by Frank Theaters, Golf Galaxy and Stein Mart, which opened in March 2017. In addition, we signed a lease with Hobby Lobby to occupy the remaining vacant anchor space, which increases the leased and committed percentage to 95.2%.

•
Holly Springs Towne Center – Phase II near Raleigh, North Carolina – Phase II of this development is anchored by Bed Bath & Beyond, DSW, and Carmike Theatres. We began construction on an expansion of Phase II in the fourth quarter of 2016. We have a signed lease for 23,000 square feet with O2 Fitness which we expect to open by the middle of 2018.

•
Under Construction Redevelopment, Reposition, and Repurpose (“3-R”) Projects. Our 3-R initiative, which includes a total of 18 projects under construction or active evaluation for modification, continued to progress in the first quarter of 2017. There are a total of nine projects currently under construction, which have an estimated combined annualized return of approximately 9% to 10%, with aggregate costs for these projects expected to range between $60.5 million to $68.0 million.

We completed construction on the following two 3-R projects during the first quarter of 2017:

◦
Castleton Crossing in Indianapolis, Indiana – We completed the demolition and creation of a new outparcel small shop building. The new open tenants include Chipotle, Pie Five Pizza and Capriotti's. We expect Verizon Wireless will open in 2018.

◦	Portofino Shopping Center - Phase I in Houston, Texas – We completed the addition of two small shop buildings on outparcels and the primary tenants in these buildings, Mattress Firm and DXL, are open.

We commenced construction on the following 3-R project during the first quarter of 2017:

◦	Fishers Station in Indianapolis, Indiana – We completed the demolition of the previous anchor space and executed a ground lease for a new 123,000 square foot Kroger Marketplace.

Operations

During the first quarter of 2017, we executed 80 new and renewal leases totaling 509,364 square feet.  New leases were signed on 32 individual spaces for 109,513 square feet of GLA, while renewal leases were signed on 48 individual spaces for 399,851 square feet of GLA.

For comparable signed leases, which are defined as those for which the space was occupied by a tenant within the last 12 months, we achieved a blended rent spread of 9% while incurring $7.34 per square foot of incremental capital improvement costs. The average rent for the 15 new comparable leases signed on individual spaces in the first quarter of 2017 was $14.85 per square foot compared to average expiring rent of $10.20 per square foot. The average rent for the 48 renewal leases in the first quarter of 2017 was $16.89 per square foot compared to average expiring rent of $16.13 per square foot.

Results of Operations

The comparability of results of operations for the three months ended March 31, 2017 and 2016 is affected by our development, redevelopment and operating property disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Dispositions

Since January 1, 2016, we sold the following operating properties:

Property Name	MSA	Disposition Date	Owned GLA
Shops at Otty	Portland, OR	June 2016	9,845
Publix at St. Cloud	St. Cloud, FL	December 2016	78,820
Cove Center	Stuart, FL	March 2017	155,063

 Development Activities

The following development property became operational from January 1, 2016 through March 31, 2017:

Property Name	MSA	Economic Occupancy Date[1]	Owned GLA
Tamiami Crossing	Naples, FL	March 2016	121,705

____________________
1	Represents the earlier of the date on which we started receiving rental payments at the property or a tenant took possession of its space.

Redevelopment Activities

The following properties were under active redevelopment at various times during the period from January 1, 2016 through March 31, 2017:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Courthouse Shadows[2,3]	Naples, FL	June 2013	Pending	8,160
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	92,283
City Center[2]	White Plains, NY	December 2015	Pending	313,139
Fishers Station[2]	Indianapolis, IN	December 2015	Pending	175,229
Beechwood Promenade[2]	Athens, GA	December 2015	Pending	353,970
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Rampart Commons[2]	Las Vegas, NV	March 2016	Pending	81,292
Northdale Promenade[2]	Tampa, FL	March 2016	Pending	179,680
Burnt Store[2]	Punta Gorda, FL	June 2016	Pending	95,787

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	These nine operating properties have been identified as redevelopment properties and they are not included in the operating portfolio or the same property pool.
3	Our redevelopment plan potentially includes demolishing 116,500 square feet of existing space.

Comparison of Operating Results for the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

The following table reflects income statement line items from our consolidated statements of operations for the three months ended March 31, 2017 and 2016.

($ in thousands)	2017	2016	Net change 2016 to 2017
Revenue:
Rental income (including tenant reimbursements)	$87,516	$85,618	$1,898
Other property related revenue	2,596	2,932	(336)
Total revenue	90,112	88,550	1,562
Expenses:
Property operating	12,953	12,192	761
Real estate taxes	10,330	11,135	(805)
General, administrative, and other	5,470	5,291	179
Impairment charge	7,411	—	7,411
Depreciation and amortization	45,830	42,240	3,590
Total expenses	81,994	70,858	11,136
Operating income	8,118	17,692	(9,574)
Interest expense	(16,445)	(15,325)	(1,120)
Income tax benefit (expense) of taxable REIT subsidiary	33	(410)	443
Other (expense) income, net	(139)	18	(157)
(Loss) income from continuing operations	(8,433)	1,975	(10,408)
Gain on sale of operating property	8,870	—	8,870
Consolidated net income	437	1,975	(1,538)
Net income attributable to noncontrolling interests	(432)	(573)	141
Net income attributable to Kite Realty Group Trust common shareholders	$5	$1,402	$(1,397)

Property operating expense to total revenue ratio	14.4%	13.8%

Rental income (including tenant reimbursements) increased $1.9 million, or 2.2%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(413)
Properties under redevelopment during 2016 and/or 2017	1,001
Properties fully operational during 2016 and 2017 and other	1,310
Total	$1,898

The net increase of $1.3 million in rental income for properties fully operational during 2016 and 2017 is primarily attributable to an increase in rental rates, an increase in economic occupancy percentage, and improved expense control and operating expense recovery resulting in an improvement in net recoveries of $0.1 million.

The average rent for new comparable leases signed in the first quarter of 2017 was $14.85 per square foot compared to average expiring rent of $10.20 per square foot in that quarter. The average rent for renewals signed in the first quarter of 2017 was $16.89 per square foot compared to average expiring rent of $16.13 per square foot in that quarter. Our same property economic occupancy improved to 93.9% as of March 31, 2017 from 93.3% as of March 31, 2016. For our total retail operating portfolio, annualized base rent per square foot improved to $15.70 per square foot as of March 31, 2017, up from $15.24 as of March 31, 2016.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue decreased by $0.3 million, primarily as a result of lower gains on sales of undepreciated assets of $1.7 million, partially offset by an increase of $1.1 million in lease termination income.

Property operating expenses increased $0.8 million, or 6.2%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(168)
Properties under redevelopment during 2016 and/or 2017	65
Properties fully operational during 2016 and 2017 and other	864
Total	$761

The net increase of $0.9 million in property operating expenses for properties fully operational during 2016 and 2017 is primarily due to a combination of an increase of $0.4 million in general building repair and landscaping costs at certain properties, $0.1 million in bad debt expense, $0.1 million in utility expense, $0.1 million in marketing expense, and $0.1 million in snow removal expense. The increases were offset by a decrease of $0.3 million in insurance expense.

As a percentage of revenue, property operating expenses increased between years from 13.8% to 14.4%. The increase was mostly due to an increase in non-recoverable utility expense at several of our properties and marketing expenses, which are not recoverable from our tenants.

Real estate taxes decreased $0.8 million, or 7.2%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(28)
Properties under redevelopment during 2016 and/or 2017	61
Properties fully operational during 2016 and 2017 and other	(838)
Total	$(805)

The net $0.8 million decrease in real estate taxes for properties fully operational during 2016 and 2017 is primarily due to a successful appeal of 2015 taxes and a reduction in current year tax assessments at certain operating properties. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.2 million, or 3.4%. The increase is due primarily to higher payroll costs and company overhead expenses, which are partially offset by the severance charge of $0.5 million in the first quarter of 2016.

We recorded an impairment charge of $7.4 million related to one of our operating properties for the three months ended March 31, 2017.  See additional discussion in Note 10 to the consolidated financial statements.

Depreciation and amortization expense increased $3.6 million, or 8.5%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(214)
Properties under redevelopment during 2016 and/or 2017	3,165
Properties fully operational during 2016 and 2017 and other	639
Total	$3,590

The net increase of $3.2 million in properties under redevelopment during 2016 and 2017 is primarily due to $2.5 million of accelerated depreciation and amortization from the demolition of a building at our Fishers Station redevelopment property in preparation for the replacement anchor tenant. The net increase of $0.6 million in depreciation at properties fully operational during 2016 and 2017 is primarily due to an increase in accelerated depreciation and amortization from the demolition of a portion of a building at one of our operating properties.

Interest expense increased $1.1 million or 7.3%. The increase is due to securing longer-term fixed rate debt through the issuance of senior unsecured notes in the third quarter of 2016 that carried higher interest rates than the variable rate on our unsecured revolving credit facility, which was paid down with the proceeds. The increase is also due to certain development projects, including Tamiami Crossing, Parkside Town Commons - Phase II and Holly Springs Towne Center - Phase II becoming operational throughout 2016. As a portion of a development project becomes operational, we cease capitalization of the related interest expense.

We recorded an income tax benefit of taxable REIT subsidiary of less than $0.1 million compared to an income tax expense of taxable REIT subsidiary of $0.4 million for the three months ended March 31, 2017 and 2016, respectively. The decrease is primarily due to having lower gains on sales of residential units at Eddy Street Commons for the three months ended March 31, 2017, compared to the same period in the prior year.

We recorded a gain of $8.9 million on the sale of our Cove Center operating property for the three months ended March 31, 2017.

Net Operating Income and Same Property Net Operating Income

We use property net operating income (“NOI”), a non-GAAP financial measure, to evaluate the performance of our properties. We define NOI as income from our real estate, including lease termination fees received from tenants, less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and corporate level expenses. We believe that NOI is helpful to investors as a measure of our operating performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as depreciation and amortization, interest expense, and impairment, if any.

We also use same property NOI ("Same Property NOI"), a non-GAAP financial measure, to evaluate the performance of our properties. Same Property NOI excludes properties that have not been owned for the full period presented. It also excludes net gains from outlot sales, straight-line rent revenue, bad debt expense and recoveries, lease termination fees, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any. We believe that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full period presented, which eliminates disparities in net income due to the redevelopment, acquisition or disposition of properties during the particular period presented and thus provides a more consistent metric for the comparison of our properties.

NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of our financial performance. Our computation of NOI and Same Property NOI may differ from the methodology used by other REITs, and therefore may not be comparable to such other REITs.

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool 12 months after construction is substantially complete and the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. For the three months ended March 31, 2017 and 2016, we excluded nine redevelopment properties from the same property pool that met these criteria and were owned in both comparable periods.

The following table reflects Same Property NOI and a reconciliation to net income attributable to common shareholders for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in thousands)	2017	2016	% Change
Number of properties for the quarter[1]	105	105

Leased percentage	95.1%	95.5%
Economic Occupancy percentage[2]	93.9%	93.3%

Net operating income - same properties[3] (excluding nine redevelopmemt properties)	$56,095	$54,415	3.1%
Net operating income - same properties excluding all 18 properties in the 3-R initiative			4.0%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$56,095	$54,415
Net operating income - non-same activity[4]	10,734	10,808
Other expense, net	(106)	(392)
General, administrative and other	(5,470)	(5,291)
Impairment charge	(7,411)	—
Depreciation and amortization expense	(45,830)	(42,240)
Interest expense	(16,445)	(15,325)
Gain on sale of operating property	8,870	—
Net income attributable to noncontrolling interests	(432)	(573)
Net income attributable to common shareholders	$5	$1,402

____________________
1	Same Property NOI excludes nine operating properties in redevelopment as well as office properties (Thirty South Meridian and Eddy Street Commons).
2	Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement during the period.
3
Same Property NOI excludes net gains from outlot sales, straight-line rent revenue, bad debt expense and recoveries, lease termination fees, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any.

4	Includes non-cash activity across the portfolio as well as net operating income from properties not included in the same property pool.

Our Same Property NOI increased 3.1% for the three months ended March 31, 2017 compared to the same period of the prior year. This increase was primarily due to increases in rental rates and an improvement in economic occupancy. We also realized a $0.1 million improvement from expense control and operating expense recovery resulting in an improvement in net recoveries, as well as an increase in other income of $0.1 million.

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

As of March 31, 2017, we had approximately $410 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $22.6 million in cash and cash equivalents as of March 31, 2017.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of March 31, 2017.

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

We currently have an at-the-market equity program that allows the Parent Company to issue new common shares from time to time, with an aggregate offering price of up to $250.0 million. We have $245.9 million remaining available for future common share issuances under our current at-the-market equity program.

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

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest-primarily neighborhood and community shopping centers-provides a relatively stable revenue flow in uncertain economic times, the recent economic downturn adversely affected the ability of some of our tenants to meet their lease obligations.

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of March 31, 2017, we do not have any secured debt scheduled to mature prior to March 31, 2018, excluding scheduled monthly principal payments.

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

In March 2017, our Board of Trustees declared a cash distribution of $0.3025 per common share and Common Unit for the first quarter of 2017. This distribution was paid on April 13, 2017 to common shareholders and Common Unit holders of record as of April 6, 2017. Future distributions, if any, are at the discretion of the Board of Trustees.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the three months ended March 31, 2017, we incurred $0.9 million of costs for recurring capital expenditures on operating properties and also incurred $7.2 million of costs for tenant improvements and external leasing commissions related to 43 new tenants (excluding first generation space and development and redevelopment properties). We currently anticipate incurring approximately $12 million to $14 million of additional major tenant improvements and renovation costs within the next 12 months at a number of our operating properties.

In March 2017, we received notice from one of our joint venture partners exercising its right to redeem $8.3 million of its noncontrolling interests that became redeemable in March 2017. We expect to fund the redemption using cash prior to December 27, 2017. See further discussion in Note 2 to the consolidated financial statements.

As of March 31, 2017, we had two development projects under construction.  The total estimated cost of these projects is approximately $90.8 million, of which $85.9 million had been incurred as of March 31, 2017.  We currently anticipate incurring the majority of the remaining $4.9 million of costs over the next 12 months.  We believe we currently have sufficient financing in place to fund the project and expect to do so primarily through borrowings on our unsecured revolving credit facility.

We have nine properties in our 3-R initiative that are currently under construction. Total estimated costs of this construction are expected to be in the range of $60.5 million to $68.0 million and are expected to be incurred through the middle of 2018. We expect to be able to fund the majority of these costs from operating cash flows.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment, Reposition, Repurpose Opportunities. We are currently evaluating additional redevelopment, repositioning, and repurposing of several other operating properties as part of our 3-R initiative. Total estimated costs of these properties are currently expected to be in the range of $75 million to $95 million. We believe we will have sufficient funding for these projects through cash flow from operations and borrowings on our unsecured revolving credit facility.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the three months ended March 31, 2017 and on a cumulative basis since the project’s inception:

	Year to Date –	Cumulative –
($ in thousands)	March 31, 2017	March 31, 2017
Developments	$3,063	$85,939
Under Construction 3-R Projects	9,051	N/A
3-R Opportunities	1,695	N/A
Recently completed developments/redevelopments and other[1]	2,548	N/A
Recurring operating capital expenditures (primarily tenant improvement payments)	7,427	N/A
Total	$23,784	$85,939

____________________
1	This classification includes Holly Springs Towne Center - Phase II, Castleton Crossing, Shops at Moore, Tarpon Bay Plaza and Traders Point I.

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million for the three months ended March 31, 2017.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of March 31, 2017:

($ in thousands)	Scheduled Principal Payments	Term Maturity[1]	Total
2017	$3,831	$—	$3,831
2018	5,635	37,584	43,219
2019	5,975	—	5,975
2020	5,920	42,339	48,259
2021	4,627	443,275	447,902
Thereafter	8,349	1,170,248	1,178,597
	$34,337	$1,693,446	$1,727,783
Unamortized net debt premiums and issuance costs, net			(910)
Total			$1,726,873

____________________
1	This presentation reflects the Company's exercise of its option to extend the maturity date by one year to July 28, 2021 for the Company's unsecured credit facility.

Failure to comply with our obligations under our indebtedness agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such debt, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.  In addition, certain of our variable rate loans contain cross-default provisions which provide that a violation by us of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under our indebtedness agreements if we fail to satisfy these financial covenants.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in Kite Realty Group Trust's Annual Report on Form 10-K for the year ended December 31, 2016 for more information related to the risks associated with our indebtedness.

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of March 31, 2017.

In the future, the ratings could change based upon, among other things, the impact that prevailing economic conditions may have on our results of operations and financial condition. Credit rating reductions by one or more rating agencies could also adversely affect our access to funding sources, the cost and other terms of obtaining funding, as well as our overall financial condition, operating results and cash flow.

Cash Flows

As of March 31, 2017, we had cash and cash equivalents on hand of $22.6 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Cash provided by operating activities was $35.6 million for the three months ended March 31, 2017, an increase of $3.2 million from the same period of 2016.  The increase was primarily due to an improvement in the collection of outstanding account receivables and the timing of working capital payments.

Cash provided by investing activities was $1.4 million for the three months ended March 31, 2017, as compared to cash used in investing activities of $24.6 million in the same period of 2016.  Highlights of significant cash sources and uses in investing activities are as follows:

•	Net proceeds of $22.8 million related to the sale of Cove Center and two land parcels in March 2017, compared to no property sales in March 2016;

•
Increase in capital expenditures of $2.3 million, partially offset by an increase in construction payables of $2.4 million.  In 2017, we incurred additional construction costs at our Parkside Towne Commons - Phase II and Holly Springs Towne Center - Phase II development properties, and additional construction costs at several of our redevelopment properties.

Cash used in financing activities was $34.2 million for the three months ended March 31, 2017, compared to cash used in financing activities of $18.4 million in the same period of 2016.  Highlights of significant cash sources and uses in financing activities in the first three months of 2017 are as follows:

•	We retired the $6.7 million loan secured by our Pleasant Hill Commons operating property using a draw on the unsecured revolving credit facility;

•	We borrowed $26.5 million on the unsecured revolving credit facility to fund development activities, redevelopment activities, and tenant improvement costs;

•	We used the $22.8 million proceeds from the sale of our Cove Center operating property to pay down the unsecured revolving credit facility; and

•	We made distributions to common shareholders and Common Unit holders of $26.3 million.

Funds From Operations

Funds from Operations ("FFO") is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO, a non-GAAP financial measure, in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts ("NAREIT"). The NAREIT white paper defines FFO as net income (determined in accordance with GAAP), excluding gains (or losses) from sales and impairments of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

Considering the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for a severance charge in 2016. We believe this supplemental information provides a meaningful measure of our operating performance. We believe our presentation of FFO, as adjusted, provides investors with another financial measure that may facilitate comparison of operating performance between periods and among our peer companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

Our calculations of FFO1 and reconciliation to consolidated net income and FFO, as adjusted for the three months ended March 31, 2017 and 2016 (unaudited) are as follows:

($ in thousands)	Three Months Ended March 31,
	2017	2016
Consolidated net income	$437	$1,975
Less: net income attributable to noncontrolling interests in properties	(432)	(461)
Less: gain on sale of operating property	(8,870)	—
Add: impairment charge	7,411	—
Add: depreciation and amortization of consolidated entities, net of noncontrolling interests	45,366	42,052
FFO of the Operating Partnership[1]	43,912	43,566
Less: Limited Partners' interests in FFO	(989)	(981)
Funds From Operations attributable to Kite Realty Group Trust common shareholders[1]	$42,923	$42,585

FFO of the Operating Partnership[1]	$43,912	$43,566
Add: severance charge	—	500
FFO, as adjusted, of the Operating Partnership	$43,912	$44,066

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

($ in thousands)	Three Months Ended March 31, 2017
Consolidated net income	$437
Adjustments to net income
Depreciation and amortization	45,830
Interest expense	16,445
Income tax benefit of taxable REIT subsidiary	(33)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	62,679
Adjustments to EBITDA:
Unconsolidated EBITDA	34
Gain on sale of operating property	(8,870)
Impairment charge	7,411
Pro-forma adjustment[1]	(308)
Other income and expense, net	139
Noncontrolling interest	(432)
Adjusted EBITDA	60,653

Annualized Adjusted EBITDA[2]	$242,612

Company share of net debt:
Mortgage and other indebtedness	1,726,873
Less: Partner share of consolidated joint venture debt[3]	(13,373)
Less: Cash, cash equivalents, and restricted cash	(32,250)
Less: Net debt premiums and issuance costs, net	910
Company Share of Net Debt	1,682,160
Net Debt to Adjusted EBITDA	6.9x

____________________
1	Relates to current quarter GAAP operating income for Cove Center operating property that was sold during the quarter.
2	Represents Adjusted EBITDA for the three months ended March 31, 2017 (as shown in the table above) multiplied by four.
3
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

Contractual Obligations

Except with respect to our debt maturities as discussed on page 32, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.7 billion of outstanding consolidated indebtedness as of March 31, 2017 (exclusive of net premiums and issuance costs, net of $0.9 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $461.1 million, with maturity dates ranging from through 2021.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.6 billion (93%) and $0.1 billion (7%), respectively, of our total consolidated indebtedness at March 31, 2017.

As of March 31, 2017, we do not have any fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this hedged debt.  A 100 basis point change in interest rates on our unhedged variable rate debt as of March 31, 2017 would change our annual cash flow by $1.4 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended March 31, 2017, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended March 31, 2017:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31	—	—	N/A	N/A
February 1 - February 28	8,690	$23.83	—	N/A
March 1 - March 31	23,112	$21.80	—	N/A
Total	31,802

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

KITE REALTY GROUP TRUST

May 9, 2017	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 9, 2017	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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