Form 10-Q
period 2017-06-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2017-08-04
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
The number of Common Shares of Kite Realty Group Trust outstanding as of August 2, 2017 was 83,594,250 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of June 30, 2017 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets:
Investment properties, at cost	$3,939,999	$3,996,065
Less: accumulated depreciation	(608,233)	(560,683)
	3,331,766	3,435,382

Cash and cash equivalents	27,635	19,874
Tenant and other receivables, including accrued straight-line rent of $29,818 and $28,703 respectively, net of allowance for uncollectible accounts	52,270	53,087
Restricted cash and escrow deposits	8,717	9,037
Deferred costs and intangibles, net	119,699	129,264
Prepaid and other assets	10,188	9,727
Total Assets	$3,550,275	$3,656,371

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,675,064	$1,731,074
Accounts payable and accrued expenses	88,482	80,664
Deferred revenue and intangibles, net and other liabilities	103,302	112,202
Total Liabilities	1,866,848	1,923,940
Commitments and contingencies	—	—
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	73,051	88,165
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,595,490 and 83,545,398 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	836	835
Additional paid in capital and other	2,067,795	2,062,360
Accumulated other comprehensive income (loss)	736	(316)
Accumulated deficit	(459,689)	(419,305)
Total Kite Realty Group Trust Shareholders' Equity	1,609,678	1,643,574
Noncontrolling Interests	698	692
Total Equity	1,610,376	1,644,266
Total Liabilities and Equity	$3,550,275	$3,656,371

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Minimum rent	$68,395	$68,455	$137,341	$135,918
Tenant reimbursements	18,521	17,006	37,091	35,161
Other property related revenue	5,733	2,114	8,330	5,046
Total revenue	92,649	87,575	182,762	176,125
Expenses:
Property operating	12,139	11,346	25,091	23,538
Real estate taxes	11,228	10,503	21,559	21,637
General, administrative, and other	5,488	4,856	10,958	10,147
Transaction costs	—	2,771	—	2,771
Impairment charge	—	—	7,411	—
Depreciation and amortization	42,710	43,841	88,540	86,082
Total expenses	71,565	73,317	153,559	144,175
Operating income	21,084	14,258	29,203	31,950
Interest expense	(16,433)	(15,500)	(32,878)	(30,825)
Income tax (expense) benefit of taxable REIT subsidiary	(3)	(338)	30	(748)
Other expense, net	(80)	(110)	(219)	(94)
Income (loss) from continuing operations	4,568	(1,690)	(3,864)	283
Gains on sales of operating properties	6,290	194	15,160	194
Consolidated net income (loss)	10,858	(1,496)	11,296	477
Net income attributable to noncontrolling interests	(678)	(399)	(1,110)	(971)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$10,180	$(1,895)	$10,186	$(494)

Net income (loss) per common share - basic & diluted	$0.12	$(0.02)	$0.12	$(0.01)

Weighted average common shares outstanding - basic	83,585,736	83,375,765	83,575,587	83,362,136
Weighted average common shares outstanding - diluted	83,652,627	83,375,765	83,640,327	83,362,136

Common dividends declared per common share	$0.3025	$0.2875	$0.6050	$0.5750

Consolidated net income (loss)	$10,858	$(1,496)	$11,296	$477
Change in fair value of derivatives	(420)	(2,619)	1,076	(9,932)
Total comprehensive income (loss)	10,438	(4,115)	12,372	(9,455)
Comprehensive income attributable to noncontrolling interests	(668)	(340)	(1,134)	(744)
Comprehensive income (loss) attributable to Kite Realty Group Trust	$9,770	$(4,455)	$11,238	$(10,199)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2016	83,545,398	$835	$2,062,360	$(316)	$(419,305)	$1,643,574
Stock compensation activity	50,092	1	2,597	—	—	2,598
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	1,052	—	1,052
Distributions declared to common shareholders	—	—	—	—	(50,570)	(50,570)
Net income attributable to Kite Realty Group Trust	—	—	—	—	10,186	10,186
Acquisition of partner's noncontrolling interest in Fishers Station operating property	—	—	(3,750)	—	—	(3,750)
Adjustment to redeemable noncontrolling interests	—	—	6,588	—	—	6,588
Balances, June 30, 2017	83,595,490	$836	$2,067,795	$736	$(459,689)	$1,609,678

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$11,296	$477
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(2,420)	(2,842)
Depreciation and amortization	89,749	87,713
Gains on sales of operating properties	(15,160)	(194)
Impairment charge	7,411	—
Provision for credit losses	1,790	1,291
Compensation expense for equity awards	3,122	2,573
Amortization of debt fair value adjustment	(1,486)	(2,128)
Amortization of in-place lease liabilities, net	(1,800)	(3,252)
Changes in assets and liabilities:
Tenant receivables and other	(1,606)	3,456
Deferred costs and other assets	(7,109)	(5,917)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(2,688)	(232)
Net cash provided by operating activities	81,099	80,945
Cash flows from investing activities:
Capital expenditures, net	(34,947)	(44,223)
Net proceeds from sales of operating properties	76,076	139
Collection of note receivable	—	500
Change in construction payables	(1,598)	(1,260)
Net cash provided by (used in) investing activities	39,531	(44,844)
Cash flows from financing activities:
Repurchases of common shares upon the vesting of restricted shares	(780)	(755)
Acquisition of partner's interest in Fishers Station operating property	(3,750)	—
Loan proceeds	54,200	178,970
Loan transaction costs	—	(887)
Loan payments	(109,933)	(160,597)
Distributions paid – common shareholders	(50,553)	(46,676)
Distributions paid – redeemable noncontrolling interests	(2,053)	(1,941)
Distributions to noncontrolling interests	—	(193)
Net cash used in financing activities	(112,869)	(32,079)
Net change in cash and cash equivalents	7,761	4,022
Cash and cash equivalents, beginning of period	19,874	33,880
Cash and cash equivalents, end of period	$27,635	$37,902

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	June 30, 2017	December 31, 2016
Assets:
Investment properties, at cost	$3,939,999	$3,996,065
Less: accumulated depreciation	(608,233)	(560,683)
	3,331,766	3,435,382

Cash and cash equivalents	27,635	19,874
Tenant and other receivables, including accrued straight-line rent of $29,818 and $28,703 respectively, net of allowance for uncollectible accounts	52,270	53,087
Restricted cash and escrow deposits	8,717	9,037
Deferred costs and intangibles, net	119,699	129,264
Prepaid and other assets	10,188	9,727
Total Assets	$3,550,275	$3,656,371

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,675,064	$1,731,074
Accounts payable and accrued expenses	88,482	80,664
Deferred revenue and intangibles, net and other liabilities	103,302	112,202
Total Liabilities	1,866,848	1,923,940
Commitments and contingencies	—	—
Redeemable Limited Partners’ and other redeemable noncontrolling interests	73,051	88,165
Partners Equity:
Parent Company:
Common equity, 83,595,490 and 83,545,398 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,608,942	1,643,890
Accumulated other comprehensive income (loss)	736	(316)
Total Partners Equity	1,609,678	1,643,574
Noncontrolling Interests	698	692
Total Equity	1,610,376	1,644,266
Total Liabilities and Equity	$3,550,275	$3,656,371

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Minimum rent	$68,395	$68,455	$137,341	$135,918
Tenant reimbursements	18,521	17,006	37,091	35,161
Other property related revenue	5,733	2,114	8,330	5,046
Total revenue	92,649	87,575	182,762	176,125
Expenses:
Property operating	12,139	11,346	25,091	23,538
Real estate taxes	11,228	10,503	21,559	21,637
General, administrative, and other	5,488	4,856	10,958	10,147
Transaction costs	—	2,771	—	2,771
Impairment charge	—	—	7,411	—
Depreciation and amortization	42,710	43,841	88,540	86,082
Total expenses	71,565	73,317	153,559	144,175
Operating income	21,084	14,258	29,203	31,950
Interest expense	(16,433)	(15,500)	(32,878)	(30,825)
Income tax (expense) benefit of taxable REIT subsidiary	(3)	(338)	30	(748)
Other expense, net	(80)	(110)	(219)	(94)
Income (loss) from continuing operations	4,568	(1,690)	(3,864)	283
Gains on sales of operating properties	6,290	194	15,160	194
Consolidated net income (loss)	10,858	(1,496)	11,296	477
Net income attributable to noncontrolling interests	(438)	(461)	(870)	(983)
Net income (loss) attributable to common unitholders	$10,420	$(1,957)	$10,426	$(506)

Allocation of net income (loss):
Limited Partners	$240	$(62)	$240	$(12)
Parent Company	10,180	(1,895)	10,186	(494)
	$10,420	$(1,957)	$10,426	$(506)

Net income (loss) per unit - basic & diluted	$0.12	$(0.02)	$0.12	$(0.01)

Weighted average common units outstanding - basic	85,572,566	85,320,923	85,551,356	85,295,968
Weighted average common units outstanding - diluted	85,639,457	85,420,633	85,616,096	85,394,353

Distributions declared per common unit	$0.3025	$0.2875	$0.6050	$0.5750

Consolidated net income (loss)	$10,858	$(1,496)	$11,296	$477
Change in fair value of derivatives	(420)	(2,619)	1,076	(9,932)
Total comprehensive income (loss)	10,438	(4,115)	12,372	(9,455)
Comprehensive income attributable to noncontrolling interests	(438)	(461)	(870)	(983)
Comprehensive income (loss) attributable to common unitholders	$10,000	$(4,576)	$11,502	$(10,438)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive (Loss) Income
Balances, December 31, 2016	$1,643,890	$(316)	$1,643,574
Stock compensation activity	2,598	—	2,598
Other comprehensive income attributable to Parent Company	—	1,052	1,052
Distributions declared to Parent Company	(50,570)	—	(50,570)
Net income	10,186	—	10,186
Acquisition of partner's interest in Fishers Station operating property	(3,750)	—	(3,750)
Adjustment to redeemable noncontrolling interests	6,588	—	6,588
Balances, June 30, 2017	$1,608,942	$736	$1,609,678

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$11,296	$477
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(2,420)	(2,842)
Depreciation and amortization	89,749	87,713
Gains on sales of operating properties	(15,160)	(194)
Impairment charge	7,411	—
Provision for credit losses	1,790	1,291
Compensation expense for equity awards	3,122	2,573
Amortization of debt fair value adjustment	(1,486)	(2,128)
Amortization of in-place lease liabilities, net	(1,800)	(3,252)
Changes in assets and liabilities:
Tenant receivables and other	(1,606)	3,456
Deferred costs and other assets	(7,109)	(5,917)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(2,688)	(232)
Net cash provided by operating activities	81,099	80,945
Cash flows from investing activities:
Capital expenditures, net	(34,947)	(44,223)
Net proceeds from sales of operating properties	76,076	139
Collection of note receivable	—	500
Change in construction payables	(1,598)	(1,260)
Net cash provided by (used in) investing activities	39,531	(44,844)
Cash flows from financing activities:
Repurchases of common shares upon the vesting of restricted shares	(780)	(755)
Acquisition of partner's interest in Fishers Station operating property	(3,750)	—
Loan proceeds	54,200	178,970
Loan transaction costs	—	(887)
Loan payments	(109,933)	(160,597)
Distributions paid – common unitholders	(50,553)	(46,676)
Distributions paid – redeemable noncontrolling interests	(2,053)	(1,941)
Distributions to noncontrolling interests	—	(193)
Net cash used in financing activities	(112,869)	(32,079)
Net change in cash and cash equivalents	7,761	4,022
Cash and cash equivalents, beginning of period	19,874	33,880
Cash and cash equivalents, end of period	$27,635	$37,902

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2017
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

The Parent Company is the sole general partner of the Operating Partnership, and as of June 30, 2017 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At June 30, 2017, we owned interests in 117 operating and redevelopment properties totaling approximately 23.1 million square feet. We also owned one development project under construction as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2016.

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

Components of Investment Properties

The composition of the Company’s investment properties as of June 30, 2017 and December 31, 2016 was as follows:

($ in thousands)	Balance at
	June 30, 2017	December 31, 2016
Investment properties, at cost:
Land, buildings and improvements	$3,830,947	$3,885,223
Furniture, equipment and other	7,550	7,246
Land held for development	31,981	34,171
Construction in progress	69,521	69,425
	$3,939,999	$3,996,065

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of June 30, 2017, we owned investments in three joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $238.8 million, which were secured by assets of the VIEs totaling $497.9 million.  The Operating Partnership guarantees the debts of these VIEs.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016
Noncontrolling interests balance January 1	$692	$773
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	6	118
Distributions to noncontrolling interests	—	(193)
Noncontrolling interests balance at June 30	$698	$698

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At June 30, 2017, the redemption value of the redeemable noncontrolling interests did not exceed the historical book value. At December 31, 2016, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three and six months ended June 30, 2017 and 2016, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Parent Company’s weighted average basic interest in Operating Partnership	97.7%	97.7%	97.7%	97.7%
Limited partners' weighted average basic interests in Operating Partnership	2.3%	2.3%	2.3%	2.3%

At June 30, 2017 and December 31, 2016, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3% as of the end of each period presented.

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

There were 1,986,830 and 1,942,340 Limited Partner Units outstanding as of June 30, 2017 and December 31, 2016, respectively. The increase in Limited Partner Units outstanding from December 31, 2016 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

Redeemable Noncontrolling Interests - Subsidiaries

Prior to the merger with Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties.  The Class B units related to two of these three joint ventures remain outstanding subsequent to the merger with Inland Diversified and are accounted for as noncontrolling interests in these properties.  A portion of the Class B units became redeemable at our partner’s election in March 2017, and the remaining Class B units will become redeemable at our partner's election in October 2022 based on the applicable joint venture and the fulfillment of certain redemption criteria.  Beginning in December 2020 and November 2022, with respect to the applicable joint venture, the Class B units can be redeemed at the election of either our partner or us for cash or Limited Partner Units in the Operating Partnership.  None of the issued Class B units have a maturity date and none are mandatorily redeemable unless either party has elected for the units to be redeemed. We consolidate these joint ventures because we control the decision making of each of the joint ventures and our joint venture partners have limited protective rights.

We received notice from one of our partners exercising their right to redeem $8.3 million of their Class B units for cash. The amount that will be redeemed was reclassified from temporary equity to accrued expenses in the consolidated balance sheets. We expect to fund the redemption using cash prior to December 27, 2017.

We classify the remainder of the redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of June 30, 2017 and December 31, 2016, the redemption amounts of these interests did not exceed the fair value of each interest, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016
Redeemable noncontrolling interests balance January 1	$88,165	$92,315
Net income allocable to redeemable noncontrolling interests	1,105	853
Distributions declared to redeemable noncontrolling interests	(2,066)	(1,983)
Liability reclassification due to exercise of partial redemption option by joint venture partner	(8,261)	—
Other, net, including adjustments to redemption value	(5,892)	8,994
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at June 30	$73,051	$100,179

Limited partners' interests in Operating Partnership	$40,520	$55,743
Other redeemable noncontrolling interests in certain subsidiaries	32,531	44,436
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at June 30	$73,051	$100,179

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance. It will also affect the existing GAAP guidance governing the sale of nonfinancial assets. The new standard’s core principle is that a company will recognize revenue when it satisfies performance obligations by transferring promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance.

Under this standard, entities will now generally recognize the sale, and any associated gain or loss, of a real estate property when control of the property transfers, as long as collectability of the consideration is probable.

We have preliminarily evaluated our revenue streams and less than 1% of our recurring revenue will be impacted by this new standard upon its initial adoption. Additionally, we have primarily disposed of property and land in all cash transactions with no continuing future involvement in the operations, and therefore, do not expect the new standard to significantly impact the recognition of property and land sales. During the first six months of 2017, we disposed of several operating properties and land parcels in all cash transactions with no continuing future involvement. The gains recognized were approximately 11% of our total revenue for the six months ended June 30, 2017. As we do not have any continuing involvement in the operations of the operating properties and land sold, the accounting for the transactions would have remained the same under ASC 2014-09.

ASU 2014-09 is effective for public entities for annual and interim reporting periods beginning after December 15, 2017. ASU 2014-09 allows for either recognizing the cumulative effect of application (i) at the start of the earliest comparative period presented (with the option to use any or all of three practical expedients) or (ii) as a cumulative effect adjustment as of the date of initial application, with no restatement of comparative periods presented. We expect to adopt ASU 2014-09 using the modified retrospective approach.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units under our Outperformance Incentive Compensation Plan ("Outperformance Plan"); and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the six months ended June 30, 2017 and 2016 were 2.0 million and 1.9 million, respectively.

Approximately 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit for both the three and six months ended June 30, 2017, because their impact was not dilutive. Due to the net loss allocable to common shareholders and Common Unit holders for the three and six months ended June 30, 2016, no securities had a dilutive impact for these periods.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(5,916)	$544,084
Unsecured revolving credit facility	33,100	—	(2,320)	30,780
Unsecured term loans	400,000	—	(1,986)	398,014
Mortgage notes payable - fixed rate	579,105	10,623	(873)	588,855
Mortgage notes payable - variable rate	114,005	—	(674)	113,331
Total mortgage and other indebtedness	$1,676,210	$10,623	$(11,769)	$1,675,064

	As of December 31, 2016
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(6,140)	$543,860
Unsecured revolving credit facility	79,600	—	(2,723)	76,877
Unsecured term loans	400,000	—	(2,179)	397,821
Mortgage notes payable - fixed rate	587,762	12,109	(994)	598,877
Mortgage notes payable - variable rate	114,388	—	(749)	113,639
Total mortgage and other indebtedness	$1,731,750	$12,109	$(12,785)	$1,731,074

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of June 30, 2017, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (Years)
Fixed rate debt[1]	$1,589,907	95%	4.08%	6.1
Variable rate debt	86,303	5%	2.73%	4.6
Net debt premiums and issuance costs, net	(1,146)	N/A	N/A	N/A
Total	$1,675,064	100%	4.01%	6.0

____________________
1
Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of June 30, 2017, $460.8 million in variable rate debt is hedged for a weighted average 2.3 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases, and is generally due in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness are based on LIBOR plus spreads ranging from 160 to 225 basis points.  At June 30, 2017, the one-month LIBOR interest rate was 1.22%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 6.78%.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include amortization of debt issuance costs as a component of interest expense as follows:

($ in thousands)	Six Months Ended June 30,
	2017	2016
Amortization of debt issuance costs	$1,350	$1,631

Unsecured Revolving Credit Facility and Unsecured Term Loans

We have an unsecured revolving credit facility with a total commitment of $500 million that matures in July 2020 (inclusive of two six-month extension options), a $200 million unsecured term loan maturing in July 2021("Term Loan") and a $200 million seven-year unsecured term loan maturing in October 2022.

The Operating Partnership has the option to increase the borrowing availability of the unsecured revolving credit facility to $1 billion and the option to increase the Term Loan to provide for an additional $200 million, in each case subject to certain conditions, including obtaining commitments from one or more lenders.

As of June 30, 2017, $33.1 million was outstanding under the unsecured revolving credit facility.  Additionally, we had letters of credit outstanding which totaled $5.4 million, against which no amounts were advanced as of June 30, 2017.

The amount that we may borrow under our unsecured revolving credit facility is limited by the value of the assets in our unencumbered asset pool.  As of June 30, 2017, the value of the assets in our unencumbered asset pool was $426.7 million. Taking into account outstanding borrowings and letters of credit, we had $388.2 million available under our unsecured revolving credit facility for future borrowings as of June 30, 2017.

Our ability to borrow under the unsecured revolving credit facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of June 30, 2017, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of June 30, 2017, we were in compliance with all such covenants.

Other Debt Activity

For the six months ended June 30, 2017, we had total new borrowings of $54.2 million and total repayments of $109.9 million.  In addition to the items mentioned above, the remaining components of this activity were as follows:

•	We retired the $6.7 million loan secured by our Pleasant Hill Commons operating property through a draw on our unsecured revolving credit facility (the "Credit Facility");

•	We borrowed $47.5 million on the Credit Facility to fund development activities, redevelopment activities, and tenant improvement costs;

•	We used the $76.1 million net proceeds from the sale of four operating properties to pay down the Credit Facility; and

•	We made scheduled principal payments on indebtedness totaling $2.4 million.

Fair Value of Fixed and Variable Rate Debt

As of June 30, 2017, the estimated fair value of our fixed rate debt was $1.2 billion compared to the book value of $1.1 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.78% to 6.78%.  As of June 30, 2017, the fair value of variable rate debt was $583.0 million compared to the book value of $547.1 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.52% to 3.47%.

Note 5. Derivative Instruments, Hedging Activities and Other Comprehensive Income

In order to manage potential future variable interest rate risk, we enter into interest rate derivative agreements from time to time.  All such agreements are designated as cash flow hedges. We do not use interest rate derivative agreements for trading or speculative purposes.  The agreements with each of our derivative counterparties provide that, in the event of default on any of our indebtedness, we could also be declared in default on our derivative obligations.

As of June 30, 2017, we were party to various cash flow derivative agreements with notional amounts totaling $460.8 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2021.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.12%.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of June 30, 2017 and December 31, 2016, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of June 30, 2017, the estimated fair value of our interest rate derivatives represented a net liability of $0.5 million, including accrued interest of $0.2 million.  As of June 30, 2017, $1.1 million was reflected in prepaid and other assets and $1.6 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2016, the estimated fair value of our interest rate hedges was a net liability of $2.2 million, including accrued interest of $0.4 million.  As of December 31, 2016, $0.9 million was reflected in prepaid and other assets and $3.1 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $1.7 million and $2.1 million was reclassified as a reduction to earnings during the six months ended June 30, 2017 and 2016, respectively. As the interest payments on our hedges are made over the next 12 months, we estimate the increase to interest expense to be $0.6 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.3025 for the second quarter of 2017 to common shareholders and Common Unit holders of record as of July 6, 2017. The distribution was paid on July 13, 2017.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At June 30, 2017 and December 31, 2016, deferred costs consisted of the following:

	June 30, 2017	December 31, 2016
Acquired lease intangible assets	$114,432	$125,144
Deferred leasing costs and other	66,662	63,810
	181,094	188,954
Less—accumulated amortization	(61,395)	(59,690)
Total	$119,699	$129,264

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

	Six Months Ended June 30,
	2017	2016
Amortization of deferred leasing costs, lease intangibles and other	$12,113	$13,242
Amortization of above market lease intangibles	2,199	3,796

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

At June 30, 2017 and December 31, 2016, deferred revenue, intangibles, net and other liabilities consisted of the following:

	June 30, 2017	December 31, 2016
Unamortized in-place lease liabilities	$86,815	$95,360
Retainage payables and other	5,030	5,437
Tenant rent payments received in advance	11,457	11,405
Total	$103,302	$112,202

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $4.0 million and $7.0 million for the six months ended June 30, 2017 and 2016, respectively.

Note 9. Commitments and Contingencies

Other Commitments and Contingencies

We are not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us. We are parties to routine litigation, claims, and administrative proceedings arising in the ordinary course of business.  Management believes that such matters will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows taken as a whole.

We are obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of the development and redevelopment projects.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through borrowings on our unsecured revolving credit facility.

As of June 30, 2017, we had outstanding letters of credit totaling $5.4 million.  At that date, there were no amounts advanced against these instruments.

Note 10. Disposals of Operating Properties and Related Recording of Impairment Charge

During the three months ended June 30, 2017, we sold our Clay Marketplace operating property in Birmingham, Alabama, our Shops at Village Walk operating property in Fort Myers, Florida, and our Wheatland Towne Crossing operating property in Dallas, Texas, for aggregate gross proceeds of $54.6 million and a net gain of $6.3 million.

During the three months ended March 31, 2017, we sold our Cove Center operating property in Stuart, Florida for gross proceeds of $23.1 million and a net gain of $8.9 million.

In connection with the preparation and review of the March 31, 2017 financial statements, we evaluated an operating property for impairment due to the shortening of the intended holding period. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of the asset. The Company estimated the fair value of the property to be $26.0 million using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the fair value measurement to the carrying value, which resulted in the recording of a non-cash impairment charge of $7.4 million for the three months ended March 31, 2017.

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

At June 30, 2017, we owned interests in 117 operating and redevelopment properties totaling approximately 23.1 million square feet. We also owned one development project under construction as of this date.

At June 30, 2016, we owned interests in 120 operating and redevelopment properties totaling approximately 23.5 million square feet. We also owned one development project under construction as of this date.

Current Quarter Activities

Development and Redevelopment

We believe that continually evaluating our operating properties for development and redevelopment opportunities enhances shareholder value as it will make the properties more attractive to new tenants and it improves long-term values and economic returns. We initiated, advanced, and completed a number of development and redevelopment activities during the second quarter of 2017, including the following:

•
Parkside Town Commons – Phase II near Raleigh, North Carolina – Phase II of this development is anchored by Frank CineBowl and Grille, Golf Galaxy, Stein Mart, and Hobby Lobby. We transitioned Parkside Town Commons – Phase II to the operating portfolio at the end of the second quarter of 2017 at which date the property was 95.4% leased.

•
Holly Springs Towne Center – Phase II near Raleigh, North Carolina – Phase II of this development is anchored by Bed Bath & Beyond, DSW, and Carmike Theatres. We transitioned Phase II to the operating portfolio in the second quarter of 2016. Subsequently, we began construction on an expansion of Phase II in the fourth quarter of 2016. We have a signed lease for 23,000 square feet with O2 Fitness for this expansion, and we expect to deliver the space in the fourth quarter of 2017.

•
Under Construction Redevelopment, Reposition, and Repurpose (“3-R”) Projects. Our 3-R initiative, which includes a total of 14 projects under construction or active evaluation for modification, continued to progress in the second quarter of 2017. There are a total of seven projects currently under construction, which have an estimated combined annualized return of approximately 8% to 9%, with aggregate costs for these projects expected to range between $68.5 million to $74.0 million.

We completed the following three 3-R projects during the second quarter of 2017:

◦
Centennial Gateway in Las Vegas, Nevada – We completed the recapture of an existing anchor space and executed a lease with Trader Joe's, which opened in June 2017. Total costs were $1.1 million and the projected annual return is 30.0%.

◦
Market Street Village in Fort Worth, Texas – We completed the recapture of a 15,000 square foot anchor space and executed a lease with Party City, which opened in April 2017. Total costs were $0.8 million and the projected annual return is 30.9%.

◦
Northdale Promenade in Tampa, Florida – We completed the rightsizing and demolition of small shop space to add Ulta Beauty, which opened in 2016, and Tuesday Morning, which opened in July 2017. Total costs were $4.2 million and the projected annual return is 14.4%.

We commenced construction on the following 3-R project during the second quarter of 2017:

◦
Rampart Commons in Las Vegas, Nevada – This project will be anchored by Williams Sonoma, Pottery Barn, Ann Taylor, North Italia, Flower Child, Honey Salt and P.F. Chang's. We expect total costs for this project to range between $16 million to $17 million, with an estimated annualized return of approximately 7.0% to 7.5%.

Operations

During the second quarter of 2017, we executed 96 new and renewal leases totaling 624,317 square feet.  New leases were signed on 51 individual spaces for 164,214 square feet of GLA, while renewal leases were signed on 45 individual spaces for 460,103 square feet of GLA.

For comparable new leases, which are defined as those for which the space was occupied by a tenant within the last 12 months, we achieved a blended rent spread of 9.8% while incurring $10.02 per square foot of incremental capital improvement costs. The average rent for the 23 new comparable leases signed in the second quarter of 2017 was $25.27 per square foot compared to average expiring rent of $21.52 per square foot. The average rent for the 45 renewal leases signed in the second quarter of 2017 was $15.20 per square foot compared to average expiring rent of $14.07 per square foot.

Results of Operations

The comparability of results of operations for the six months ended June 30, 2017 and 2016 is affected by our development, redevelopment and operating property disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Dispositions

Since January 1, 2016, we sold the following operating properties:

Property Name	MSA	Disposition Date	Owned GLA
Shops at Otty	Portland, OR	June 2016	9,845
Publix at St. Cloud	St. Cloud, FL	December 2016	78,820
Cove Center	Stuart, FL	March 2017	155,063
Clay Marketplace	Birmingham, AL	June 2017	63,107
The Shops at Village Walk	Fort Myers, FL	June 2017	78,533
Wheatland Towne Crossing	Dallas, TX	June 2017	194,727

 Development Activities

The following development properties became operational from January 1, 2016 through June 30, 2017:

Property Name	MSA	Transition to Operating Portfolio	Owned GLA
Tamiami Crossing	Naples, FL	June 2016	121,705
Holly Springs Towne Center – Phase II	Raleigh, NC	June 2016	122,009
Parkside Town Commons – Phase II	Raleigh, NC	June 2017	291,681

Redevelopment Activities

The following properties were under active redevelopment at various times during the period from January 1, 2016 through June 30, 2017:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Courthouse Shadows[2]	Naples, FL	June 2013	Pending	124,802
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	92,283
City Center[2]	White Plains, NY	December 2015	Pending	384,651
Fishers Station[2]	Indianapolis, IN	December 2015	Pending	175,229
Beechwood Promenade[2]	Athens, GA	December 2015	Pending	348,815
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Rampart Commons[2]	Las Vegas, NV	March 2016	Pending	81,292
Northdale Promenade[3]	Tampa, FL	March 2016	June 2017	179,680
Burnt Store[2]	Punta Gorda, FL	June 2016	Pending	95,787

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.
3
This property was transitioned to the operating portfolio as of June 30, 2017; however, it remains excluded from the same property pool because it has not been in the operating portfolio for the full period presented (12 months).

Comparison of Operating Results for the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

The following table reflects income statement line items from our consolidated statements of operations for the three months ended June 30, 2017 and 2016.

($ in thousands)	2017	2016	Net change 2016 to 2017
Revenue:
Rental income (including tenant reimbursements)	$86,916	$85,461	$1,455
Other property related revenue	5,733	2,114	3,619
Total revenue	92,649	87,575	5,074
Expenses:
Property operating	12,139	11,346	793
Real estate taxes	11,228	10,503	725
General, administrative, and other	5,488	4,856	632
Transaction costs	—	2,771	(2,771)
Depreciation and amortization	42,710	43,841	(1,131)
Total expenses	71,565	73,317	(1,752)
Operating income	21,084	14,258	6,826
Interest expense	(16,433)	(15,500)	(933)
Income tax expense of taxable REIT subsidiary	(3)	(338)	335
Other expense, net	(80)	(110)	30
Income (loss) from continuing operations	4,568	(1,690)	6,258
Gains on sales of operating properties	6,290	194	6,096
Consolidated net income (loss)	10,858	(1,496)	12,354
Net income attributable to noncontrolling interests	(678)	(399)	(279)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$10,180	$(1,895)	$12,075

Property operating expense to total revenue ratio	13.1%	13.0%

Rental income (including tenant reimbursements) increased $1.5 million, or 1.7%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(1,014)
Properties under redevelopment during 2016 and/or 2017	(818)
Properties fully operational during 2016 and 2017 and other	3,287
Total	$1,455

The net increase of $3.3 million in rental income for properties fully operational during 2016 and 2017 is primarily attributable to an increase in rental rates and an increase in economic occupancy percentage, which leads to more tenants paying rent. The increase in the economic occupancy percentage is primarily due to multiple anchor and small shop tenants opening as we completed various developments and redevelopments including Petco at Hitchcock Plaza, Petsmart at Tarpon Bay Plaza, Buy Buy Baby and DSW at Cool Springs Market, Five Below at Shops at Moore and new small shop buildings at Castleton Crossing and Portofino Shopping Center subsequent to June 30, 2016.

The increase in rental rates is evidenced by the average rent for new comparable leases signed in the second quarter of 2017 increasing to $25.27 per square foot compared to average expiring rent of $21.52 per square foot. The average rent for renewals signed in the second quarter of 2017 was $15.20 per square foot compared to average expiring rent of $14.07 per square foot in that quarter. Our same property economic occupancy improved to 93.8% for the three months ended June 30, 2017 from 92.7% for the three months ended June 30, 2016. For our total retail operating portfolio, annualized base rent per square foot improved to $15.95 per square foot as of June 30, 2017, up from $15.27 as of June 30, 2016.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue increased by $3.6 million, primarily as a result of higher gains on sales of undepreciated assets of $3.8 million (including the effect of a $4.9 million gain on the sale of an outlot at Cove Center during the second quarter of 2017), partially offset by a decrease of $0.3 million in lease termination income.

Property operating expenses increased $0.8 million, or 7.0%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(158)
Properties under redevelopment during 2016 and/or 2017	43
Properties fully operational during 2016 and 2017 and other	908
Total	$793

The net increase of $0.9 million in property operating expenses for properties fully operational during 2016 and 2017 is primarily due to a combination of an increase of $0.5 million in bad debt expense primarily related to certain tenant bankruptcies, $0.2 million in general building repair and landscaping costs at certain properties, $0.1 million in utility expense and $0.1 million in security expense.

As a percentage of revenue, property operating expenses increased between periods from 13.0% to 13.1%.

Real estate taxes increased $0.7 million, or 6.9%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(199)
Properties under redevelopment during 2016 and/or 2017	20
Properties fully operational during 2016 and 2017 and other	904
Total	$725

The net $0.9 million increase in real estate taxes for properties fully operational during 2016 and 2017 is primarily due to an increase in current year tax assessments at certain operating properties compared to the same period in 2016. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.6 million, or 13.0%. The increase is due primarily to higher personnel costs and company overhead expenses.

Transaction costs decreased by $2.8 million, as we did not incur any transaction costs for the three months ended June 30, 2017.

Depreciation and amortization expense decreased $1.1 million, or 2.6%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(865)
Properties under redevelopment during 2016 and/or 2017	954
Properties fully operational during 2016 and 2017 and other	(1,220)
Total	$(1,131)

The $1.0 million net increase in depreciation and amortization for properties under redevelopment during 2016 and 2017 is primarily due to $1.0 million of accelerated depreciation due to the demolition of a building at our Fishers Station redevelopment property in preparation for the construction of the space for the replacement anchor tenant. The net decrease of $1.2 million in depreciation and amortization at properties fully operational during 2016 and 2017 is primarily due to accelerated depreciation and amortization on tenant-specific assets caused by tenants vacating prior to their lease expiration in 2016, compared to the same period in 2017.

Interest expense increased $0.9 million or 6.0%. The increase is due to securing longer-term fixed rate debt through the issuance of senior unsecured notes in the third quarter of 2016 that carried higher interest rates than the variable rate on our unsecured revolving credit facility, which was paid down with the proceeds. The increase is also due to certain development projects, including Tamiami Crossing, Parkside Town Commons - Phase II and Holly Springs Towne Center - Phase II becoming operational throughout 2016. As a portion of a development project becomes operational, we cease capitalization of the related interest expense.

Income tax expense of our taxable REIT subsidiary decreased $0.3 million primarily due to the decrease in gains on sales of residential units at Eddy Street Commons. The last of the units in Phase I were sold in 2016.

We recorded a net gain of $6.3 million from the sales of our Clay Marketplace, The Shops at Village Walk and Wheatland Towne Crossing operating properties during the three months ended June 30, 2017.

Comparison of Operating Results for the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

The following table reflects income statement line items from our consolidated statements of operations for the six months ended June 30, 2017 and 2016.

($ in thousands)	2017	2016	Net change 2016 to 2017
Revenue:
Rental income (including tenant reimbursements)	$174,432	$171,079	$3,353
Other property related revenue	8,330	5,046	3,284
Total revenue	182,762	176,125	6,637
Expenses:
Property operating	25,091	23,538	1,553
Real estate taxes	21,559	21,637	(78)
General, administrative, and other	10,958	10,147	811
Transaction costs	—	2,771	(2,771)
Impairment charge	7,411	—	7,411
Depreciation and amortization	88,540	86,082	2,458
Total expenses	153,559	144,175	9,384
Operating income	29,203	31,950	(2,747)
Interest expense	(32,878)	(30,825)	(2,053)
Income tax benefit (expense) of taxable REIT subsidiary	30	(748)	778
Other expense, net	(219)	(94)	(125)
(Loss) income from continuing operations	(3,864)	283	(4,147)
Gains on sales of operating properties	15,160	194	14,966
Consolidated net income	11,296	477	10,819
Net income attributable to noncontrolling interests	(1,110)	(971)	(139)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$10,186	$(494)	$10,680

Property operating expense to total revenue ratio	13.7%	13.4%

Rental income (including tenant reimbursements) increased $3.4 million, or 2.0%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(1,720)
Properties under redevelopment during 2016 and/or 2017	(119)
Properties fully operational during 2016 and 2017 and other	5,192
Total	$3,353

The net increase of $5.2 million in rental income for properties fully operational during 2016 and 2017 is primarily attributable to an increase in rental rates and an increase in economic occupancy percentage. The increase in the economic occupancy percentage is primarily due to multiple anchor and small shop tenants opening as we completed various developments and redevelopments including Petco at Hitchcock Plaza, Petsmart at Tarpon Bay Plaza, Buy Buy Baby and DSW at Cool Springs Market, Five Below at Shops at Moore and new small shop buildings at Castleton Crossing and Portofino Shopping Center subsequent to June 30, 2016.

The average rent for new comparable leases signed in the first six months of 2017 was $19.98 per square foot compared to average expiring rent of $15.77 per square foot in that period. The average rent for renewals signed in the first six months of 2017 was $15.98 per square foot compared to average expiring rent of $15.03 per square foot in that quarter. Our same property economic occupancy improved to 93.9% for the six months ended June 30, 2017 from 93.0% for the six months ended June 30, 2016. For our total retail operating portfolio, annualized base rent per square foot improved to $15.95 per square foot as of June 30, 2017, up from $15.27 as of June 30, 2016.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue increased by $3.3 million, primarily as a result of higher gains on sales of undepreciated assets of $2.1 million (including the effect of a $4.9 million gain on the sale of an outlot at Cove Center during the second quarter of 2017) and increases of $0.8 million in lease termination income and $0.1 million in overage rent.

Property operating expenses increased $1.6 million, or 6.6%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(353)
Properties under redevelopment during 2016 and/or 2017	34
Properties fully operational during 2016 and 2017 and other	1,872
Total	$1,553

The net increase of $1.9 million in property operating expenses for properties fully operational during 2016 and 2017 is primarily due to a combination of increases of $0.7 million in general building repair and landscaping costs at certain properties, $0.6 million in bad debt expense, $0.2 million in marketing expense and $0.2 million in utility expense. The increases were partially offset by a decrease of $0.2 million in insurance expense.

As a percentage of revenue, property operating expenses increased between years from 13.4% to 13.7%. The increase was mostly due to an increase in bad debt expense, non-recoverable utility expense at several of our properties and marketing expenses, the majority of which are not recoverable from our tenants.

Real estate taxes decreased $0.1 million, or 0.4%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(248)
Properties under redevelopment during 2016 and/or 2017	72
Properties fully operational during 2016 and 2017 and other	98
Total	$(78)

The net $0.1 million increase in real estate taxes for properties fully operational during 2016 and 2017 is primarily due to an increase in current year tax assessments at certain operating properties. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.8 million, or 8.0%. The increase is due primarily to higher personnel costs and company overhead expenses, which are partially offset by the severance charge of $0.5 million in 2016.

Transaction costs decreased by $2.8 million, as we did not incur any transaction costs for the six months ended June 30, 2017.

During the three months ended March 31, 2017, we recorded an impairment charge of $7.4 million related to one of our operating properties.  In connection with the preparation and review of the March 31, 2017 financial statements, we evaluated this property for impairment due to the shortening of the intended holding period. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of the asset. Our assessment of this property resulted in the recording of a non-cash impairment charge for the three months ended March 31, 2017. See additional discussion in Note 10 to the consolidated financial statements.

Depreciation and amortization expense increased $2.5 million, or 2.9%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(1,122)
Properties under redevelopment during 2016 and/or 2017	3,640
Properties fully operational during 2016 and 2017 and other	(60)
Total	$2,458

The net increase of $3.6 million in properties under redevelopment during 2016 and 2017 is primarily due to $3.4 million of accelerated depreciation and amortization from the demolition of a building at our Fishers Station redevelopment property in preparation for the replacement anchor tenant.

Interest expense increased $2.1 million or 6.7%. The increase is due to securing longer-term fixed rate debt through the issuance of senior unsecured notes in the third quarter of 2016 that carried higher interest rates than the variable rate on our unsecured revolving credit facility, which was paid down with the proceeds. The increase is also due to certain development projects, including Tamiami Crossing, Parkside Town Commons - Phase II and Holly Springs Towne Center - Phase II, becoming operational or partially operational throughout 2016. As a portion of a development project becomes operational, we cease capitalization of the related interest expense.

We recorded an income tax benefit of our taxable REIT subsidiary of less than $0.1 million compared to an income tax expense of our taxable REIT subsidiary of $0.7 million for the six months ended June 30, 2017 and 2016, respectively. The decrease is primarily due to lower gains on sales of residential units at Eddy Street Commons for the six months ended June 30, 2017, compared to the same period in 2016. The last of the units in Phase I were sold in 2016.

We recorded a net gain of $15.2 million on the sale of our Cove Center, Clay Marketplace, The Shops at Village Walk and Wheatland Towne Center operating properties for the six months ended June 30, 2017.

Net Operating Income and Same Property Net Operating Income

We use property net operating income (“NOI”), a non-GAAP financial measure, to evaluate the performance of our properties. We define NOI as income from our real estate, including lease termination fees received from tenants, less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and certain corporate level expenses. We believe that NOI is helpful to investors as a measure of our operating performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as depreciation and amortization, interest expense, and impairment, if any.

We also use same property NOI ("Same Property NOI"), a non-GAAP financial measure, to evaluate the performance of our properties. Same Property NOI excludes properties that have not been owned for the full period presented. It also excludes net gains from outlot sales, straight-line rent revenue, bad debt expense and recoveries, lease termination fees, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any. We believe that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full period presented, which eliminates disparities in net income due to the acquisition or disposition of properties during the particular period presented and thus provides a more consistent metric for the comparison of our properties. The year to date results represent the sum of the individual quarters, as reported.

NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of our financial performance. Our computation of NOI and Same Property NOI may differ from the methodology used by other REITs, and therefore may not be comparable to such other REITs.

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. For the three and six months ended June 30, 2017 and 2016, we excluded eight redevelopment properties and the recently completed Northdale Promenade from the same property pool that met these criteria and were owned in both comparable periods.

The following table reflects Same Property NOI and a reconciliation to net income attributable to common shareholders for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2017	2016	% Change	2017	2016	% Change
Number of properties for the quarter[1]	102	102

Leased percentage at period end	94.3%	95.1%		94.3%	95.1%
Economic Occupancy percentage[2]	93.8%	92.7%		93.9%	93.0%

Same Property NOI[3]	$54,492	$52,782	3.2%	$110,587	$107,197	3.2%
Same Property NOI - excluding the impact of the 3-R initiative			3.8%			3.9%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$54,492	$52,782		$110,587	$107,197
Net operating income - non-same activity[4]	14,790	12,944		25,525	23,753
Other expense, net	(83)	(448)		(189)	(842)
General, administrative and other	(5,488)	(4,856)		(10,958)	(10,147)
Transaction costs	—	(2,771)		—	(2,771)
Impairment charge	—	—		(7,411)	—
Depreciation and amortization expense	(42,710)	(43,841)		(88,540)	(86,082)
Interest expense	(16,433)	(15,500)		(32,878)	(30,825)
Gains on sales of operating properties	6,290	194		15,160	194
Net income attributable to noncontrolling interests	(678)	(399)		(1,110)	(971)
Net income (loss) attributable to common shareholders	$10,180	$(1,895)		$10,186	$(494)

____________________
1	Same Property NOI excludes eight properties in redevelopment, the recently completed Northdale Promenade as well as office properties (Thirty South Meridian and Eddy Street Commons).
2
Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.

3
Same Property NOI excludes net gains from outlot sales, straight-line rent revenue, bad debt expense and recoveries, lease termination fees, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any.

4	Includes non-cash activity across the portfolio as well as net operating income from properties not included in the same property pool.

Our Same Property NOI increased 3.2% for both the three and six months ended June 30, 2017 compared to the same period of the prior year. This increase was primarily due to increases in rental rates and an improvement in economic occupancy caused by the completion of several 3-R projects since the second quarter of 2016. We also realized a $0.1 million improvement from expense control and operating expense recovery resulting in an improvement in net recoveries for the six months ended June 30, 2017.

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

As of June 30, 2017, we had approximately $388.2 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $27.6 million in cash and cash equivalents as of June 30, 2017.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of June 30, 2017.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of June 30, 2017, we do not have any secured debt scheduled to mature prior to June 30, 2018, excluding scheduled monthly principal payments.

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

In May 2017, our Board of Trustees declared a cash distribution of $0.3025 per common share and Common Unit for the second quarter of 2017. This distribution was paid on July 13, 2017 to common shareholders and Common Unit holders of record as of July 6, 2017. Future distributions, if any, are at the discretion of the Board of Trustees.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the six months ended June 30, 2017, we incurred $1.2 million of costs for recurring capital expenditures on operating properties and also incurred $11.1 million of costs for tenant improvements and external leasing commissions (excluding development and redevelopment properties). We currently anticipate incurring approximately $14 million to $16 million of additional major tenant improvements and renovation costs within the next 12 months at a number of our operating properties.

We received notice from one of our joint venture partners exercising its right to redeem $8.3 million of its noncontrolling interests that became redeemable in March 2017. We expect to fund the redemption using cash prior to December 27, 2017. See further discussion in Note 2 to the consolidated financial statements.

As of June 30, 2017, we had one development project under construction.  The total estimated cost of this project is approximately $2.7 million, of which $0.2 million had been incurred as of June 30, 2017.  We currently anticipate incurring the majority of the remaining $2.5 million of costs over the next 12 months.  We believe we currently have sufficient financing in place to fund the project and expect to do so through cash flow from operations or borrowings on our unsecured revolving credit facility.

We have seven properties in our 3-R initiative that are currently under construction. Total estimated costs of this construction are expected to be in the range of $68.5 million to $74.0 million and are expected to be incurred through the middle of 2018. We expect to be able to fund the majority of these costs from operating cash flows.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment, Reposition, Repurpose Opportunities. We are currently evaluating additional redevelopment, repositioning, and repurposing of several other operating properties as part of our 3-R initiative. Total estimated costs of these properties are currently expected to be in the range of $65 million to $85 million. We believe we will have sufficient funding for these projects through cash flow from operations and borrowings on our unsecured revolving credit facility.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the six months ended June 30, 2017 and on a cumulative basis since the project’s inception:

	Year to Date –	Cumulative –
($ in thousands)	June 30, 2017	June 30, 2017
Development Project	$240	$240
Under Construction 3-R Projects	15,850	N/A
3-R Opportunities	1,866	N/A
Recently completed developments/redevelopments and other[1]	5,703	N/A
Recurring operating capital expenditures (primarily tenant improvement payments)	11,288	N/A
Total	$34,947	$240

____________________
1	This classification includes Parkside Town Commons - Phase II, Holly Springs Towne Center - Phase II, Centennial Gateway, Market Street Village and Northdale Promenade.

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2017.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of June 30, 2017:

($ in thousands)	Scheduled Principal Payments	Term Maturity[1]	Total
2017	$2,560	$—	$2,560
2018	5,635	37,584	43,219
2019	5,975	—	5,975
2020	5,920	42,338	48,258
2021	4,627	392,974	397,601
Thereafter	8,349	1,170,248	1,178,597
	$33,066	$1,643,144	$1,676,210
Unamortized net debt premiums and issuance costs, net			(1,146)
Total			$1,675,064

____________________
1	This presentation reflects the Company's exercise of its option to extend the maturity date by one year to July 28, 2021 for the Company's unsecured credit facility.

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

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of June 30, 2017.

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

Cash Flows

As of June 30, 2017, we had cash and cash equivalents on hand of $27.6 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Cash provided by operating activities was $81.1 million for the six months ended June 30, 2017, an increase of $0.2 million from the same period of 2016.  The increase was primarily due to an improvement in the collection of outstanding account receivables, the completion of several 3-R projects, and higher revenue on sales of undepreciated assets in 2017, partially offset by a decrease in cash provided by operating activities due to our 2017 property sales.

Cash provided by investing activities was $39.5 million for the six months ended June 30, 2017, as compared to cash used in investing activities of $44.8 million in the same period of 2016.  Highlights of significant cash sources and uses in investing activities are as follows:

•
Net proceeds of $76.1 million related to the sale of Cove Center in March 2017 and Clay Marketplace, The Shops at Village Walk and Wheatland Towne Crossing in June 2017, compared to net proceeds of $0.1 million over the same period in 2016;

•
Decrease in capital expenditures of $9.3 million, partially offset by a decrease in construction payables of $1.6 million.  In 2017, we incurred additional construction costs at our Parkside Towne Commons - Phase II and Holly Springs Towne Center - Phase II development projects, and additional construction costs at several of our redevelopment properties.

Cash used in financing activities was $112.9 million for the six months ended June 30, 2017, compared to cash used in financing activities of $32.1 million in the same period of 2016.  Highlights of significant cash sources and uses in financing activities during the first six months of 2017 are as follows:

•	We retired the $6.7 million loan secured by our Pleasant Hill Commons operating property using a draw on the unsecured revolving credit facility;

•	We borrowed $47.5 million on the unsecured revolving credit facility to fund development activities, redevelopment activities, and tenant improvement costs;

•	We used the $76.1 million proceeds from the sale of four operating properties to pay down the unsecured revolving credit facility; and

•	We made distributions to common shareholders and Common Unit holders of $52.6 million.

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

Considering the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for transaction costs and a severance charge in 2016. We believe this supplemental information provides a meaningful measure of our operating performance. We believe our presentation of FFO, as adjusted, provides investors with another financial measure that may facilitate comparison of operating performance between periods and among our peer companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

Our calculations of FFO1 and reconciliation to consolidated net income and FFO, as adjusted for the three and six months ended June 30, 2017 and 2016 (unaudited) are as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated net income (loss)	$10,858	$(1,496)	$11,296	$477
Less: net income attributable to noncontrolling interests in properties	(438)	(461)	(870)	(922)
Less: gains on sales of operating properties	(6,290)	(194)	(15,160)	(194)
Add: impairment charge	—	—	7,411	—
Add: depreciation and amortization of consolidated entities, net of noncontrolling interests	42,050	43,545	87,416	85,599
FFO of the Operating Partnership[1]	46,180	41,394	90,093	84,960
Less: Limited Partners' interests in FFO	(1,056)	(809)	(2,045)	(1,790)
Funds From Operations attributable to Kite Realty Group Trust common shareholders[1]	$45,124	$40,585	$88,048	$83,170

FFO of the Operating Partnership[1]	$46,180	$41,394	$90,093	$84,960
Add: transaction costs	—	2,771	—	2,771
Add: severance charge	—	—	—	500
FFO, as adjusted, of the Operating Partnership	$46,180	$44,165	$90,093	$88,231

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

($ in thousands)	Three Months Ended June 30, 2017
Consolidated net income	$10,858
Adjustments to net income
Depreciation and amortization	42,710
Interest expense	16,433
Income tax benefit of taxable REIT subsidiary	3
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	70,004
Adjustments to EBITDA:
Unconsolidated EBITDA	34
Gain on sale of operating property	(6,290)
Pro-forma adjustments[1]	(3,369)
Other income and expense, net	80
Noncontrolling interest	(432)
Adjusted EBITDA	60,027

Annualized Adjusted EBITDA[2]	$240,108

Company share of net debt:
Mortgage and other indebtedness	1,675,064
Less: Partner share of consolidated joint venture debt[3]	(13,373)
Less: Cash, cash equivalents, and restricted cash	(36,352)
Less: Net debt premiums and issuance costs, net	1,146
Company Share of Net Debt	1,626,485
Net Debt to Adjusted EBITDA	6.77x

____________________
1
Relates to (a) a reduction reflecting the second quarter GAAP operating income of $0.8 million for properties sold during the second quarter of 2017, which adjustment to EBITDA (an income measure) corresponds with the use of proceeds from such sales to pay down the Credit Facility, as reflected in the change in net debt (a balance sheet measure) for the period ending June 30, 2017, and (b) a reduction of approximately $2.6 million in other property related revenue to normalize the impact on comparability of a $4.9 million net gain from the sale of an outlot at Cove Center during the second quarter of 2017 to the Company's quarterly average of other property related revenue.

2	Represents Adjusted EBITDA for the three months ended June 30, 2017 (as shown in the table above) multiplied by four.
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

Market Risk Related to Fixed and Variable Rate Debt

We had $1.7 billion of outstanding consolidated indebtedness as of June 30, 2017 (exclusive of net premiums and issuance costs, net of $1.1 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $460.8 million, with expiration dates through 2021.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.6 billion (95%) and $0.1 billion (5%), respectively, of our total consolidated indebtedness at June 30, 2017.

As of June 30, 2017, we do not have any fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this hedged debt.  A 100 basis point change in interest rates on our unhedged variable rate debt as of June 30, 2017 would change our annual cash flow by $0.9 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We are not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us. We are parties to routine litigation, claims, and administrative proceedings arising in the ordinary course of business.  Management believes that such matters will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows taken as a whole.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended June 30, 2017, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan ("2013 Plan").

The following table summarizes all of these repurchases during the three months ended June 30, 2017:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30	—	—	N/A	N/A
May 1 - May 31	3,779	$19.98	—	N/A
June 1 - June 30	—	—	N/A	N/A
Total	3,779

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

KITE REALTY GROUP TRUST

August 4, 2017	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 4, 2017	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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