Form 10-Q
period 2017-09-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2017-11-03
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
The number of Common Shares of Kite Realty Group Trust outstanding as of November 2, 2017 was 83,594,068 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of September 30, 2017 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets:
Investment properties, at cost	$3,955,928	$3,996,065
Less: accumulated depreciation	(635,583)	(560,683)
	3,320,345	3,435,382

Cash and cash equivalents	32,465	19,874
Tenant and other receivables, including accrued straight-line rent of $30,956 and $28,703 respectively, net of allowance for uncollectible accounts	53,271	53,087
Restricted cash and escrow deposits	8,878	9,037
Deferred costs and intangibles, net	115,623	129,264
Prepaid and other assets	12,810	9,727
Total Assets	$3,543,392	$3,656,371

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,681,676	$1,731,074
Accounts payable and accrued expenses	101,574	80,664
Deferred revenue and intangibles, net and other liabilities	101,066	112,202
Total Liabilities	1,884,316	1,923,940
Commitments and contingencies	—	—
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	73,454	88,165
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,594,068 and 83,545,398 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	836	835
Additional paid in capital and other	2,068,636	2,062,360
Accumulated other comprehensive income (loss)	1,050	(316)
Accumulated deficit	(485,598)	(419,305)
Total Kite Realty Group Trust Shareholders' Equity	1,584,924	1,643,574
Noncontrolling Interests	698	692
Total Equity	1,585,622	1,644,266
Total Liabilities and Equity	$3,543,392	$3,656,371

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue:
Minimum rent	$67,585	$69,518	$204,926	$205,436
Tenant reimbursements	17,657	17,531	54,748	52,691
Other property related revenue	1,896	2,073	10,226	7,120
Total revenue	87,138	89,122	269,900	265,247
Expenses:
Property operating	11,859	11,916	36,950	35,454
Real estate taxes	10,826	10,690	32,384	32,327
General, administrative, and other	5,431	5,081	16,389	15,228
Transaction costs	—	—	—	2,771
Impairment charge	—	—	7,411	—
Depreciation and amortization	42,793	45,543	131,333	131,625
Total expenses	70,909	73,230	224,467	217,405
Operating income	16,229	15,892	45,433	47,842
Interest expense	(16,372)	(17,139)	(49,250)	(47,964)
Income tax benefit (expense) of taxable REIT subsidiary	33	(15)	64	(763)
Other expense, net	(94)	—	(314)	(94)
Loss from continuing operations	(204)	(1,262)	(4,067)	(979)
Gains on sales of operating properties	—	—	15,160	194
Consolidated net (loss) income	(204)	(1,262)	11,093	(785)
Net income attributable to noncontrolling interests	(418)	(420)	(1,528)	(1,391)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(622)	$(1,682)	$9,565	$(2,176)

Net (loss) income per common share - basic & diluted	$(0.01)	$(0.02)	$0.11	$(0.03)

Weighted average common shares outstanding - basic	83,594,163	83,474,348	83,581,847	83,399,813
Weighted average common shares outstanding - diluted	83,594,163	83,474,348	83,689,590	83,399,813

Common dividends declared per common share	$0.3025	$0.2875	$0.9075	$0.8625

Consolidated net (loss) income	$(204)	$(1,262)	$11,093	$(785)
Change in fair value of derivatives	322	3,185	1,398	(6,747)
Total comprehensive income (loss)	118	1,923	12,491	(7,532)
Comprehensive income attributable to noncontrolling interests	(426)	(493)	(1,560)	(1,237)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(308)	$1,430	$10,931	$(8,769)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2016	83,545,398	$835	$2,062,360	$(316)	$(419,305)	$1,643,574
Stock compensation activity	48,670	1	4,220	—	—	4,221
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	1,366	—	1,366
Distributions declared to common shareholders	—	—	—	—	(75,858)	(75,858)
Net income attributable to Kite Realty Group Trust	—	—	—	—	9,565	9,565
Acquisition of partner's noncontrolling interest in Fishers Station operating property	—	—	(3,750)	—	—	(3,750)
Adjustment to redeemable noncontrolling interests	—	—	5,806	—	—	5,806
Balances, September 30, 2017	83,594,068	$836	$2,068,636	$1,050	$(485,598)	$1,584,924

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Consolidated net income (loss)	$11,093	$(785)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Straight-line rent	(3,593)	(4,318)
Depreciation and amortization	133,206	135,369
Gains on sales of operating properties	(15,160)	(194)
Impairment charge	7,411	—
Provision for credit losses	2,409	1,883
Compensation expense for equity awards	4,869	3,932
Amortization of debt fair value adjustment	(2,200)	(3,008)
Amortization of in-place lease liabilities, net	(2,515)	(5,822)
Changes in assets and liabilities:
Tenant receivables and other	(2,031)	2,354
Deferred costs and other assets	(12,783)	(11,846)
Accounts payable, accrued expenses, deferred revenue and other liabilities	1,391	3,141
Net cash provided by operating activities	122,097	120,706
Cash flows from investing activities:
Capital expenditures, net	(59,703)	(68,352)
Net proceeds from sales of operating properties	76,076	139
Collection of note receivable	—	500
Change in construction payables	6,677	621
Net cash provided by (used in) investing activities	23,050	(67,092)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	4,383
Repurchases of common shares upon the vesting of restricted shares	(808)	(1,124)
Acquisition of partner's interest in Fishers Station operating property	(3,750)	—
Loan proceeds	69,700	550,194
Loan transaction costs	—	(7,280)
Loan payments and related financing escrows	(118,771)	(531,070)
Distributions paid – common shareholders	(75,841)	(70,650)
Distributions paid – redeemable noncontrolling interests	(3,086)	(2,932)
Distributions to noncontrolling interests	—	(222)
Net cash used in financing activities	(132,556)	(58,701)
Net change in cash and cash equivalents	12,591	(5,087)
Cash and cash equivalents, beginning of period	19,874	33,880
Cash and cash equivalents, end of period	$32,465	$28,793

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	September 30, 2017	December 31, 2016
Assets:
Investment properties, at cost	$3,955,928	$3,996,065
Less: accumulated depreciation	(635,583)	(560,683)
	3,320,345	3,435,382

Cash and cash equivalents	32,465	19,874
Tenant and other receivables, including accrued straight-line rent of $30,956 and $28,703 respectively, net of allowance for uncollectible accounts	53,271	53,087
Restricted cash and escrow deposits	8,878	9,037
Deferred costs and intangibles, net	115,623	129,264
Prepaid and other assets	12,810	9,727
Total Assets	$3,543,392	$3,656,371

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,681,676	$1,731,074
Accounts payable and accrued expenses	101,574	80,664
Deferred revenue and intangibles, net and other liabilities	101,066	112,202
Total Liabilities	1,884,316	1,923,940
Commitments and contingencies	—	—
Redeemable Limited Partners’ and other redeemable noncontrolling interests	73,454	88,165
Partners Equity:
Parent Company:
Common equity, 83,594,068 and 83,545,398 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,583,874	1,643,890
Accumulated other comprehensive income (loss)	1,050	(316)
Total Partners Equity	1,584,924	1,643,574
Noncontrolling Interests	698	692
Total Equity	1,585,622	1,644,266
Total Liabilities and Equity	$3,543,392	$3,656,371

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue:
Minimum rent	$67,585	$69,518	$204,926	$205,436
Tenant reimbursements	17,657	17,531	54,748	52,691
Other property related revenue	1,896	2,073	10,226	7,120
Total revenue	87,138	89,122	269,900	265,247
Expenses:
Property operating	11,859	11,916	36,950	35,454
Real estate taxes	10,826	10,690	32,384	32,327
General, administrative, and other	5,431	5,081	16,389	15,228
Transaction costs	—	—	—	2,771
Impairment charge	—	—	7,411	—
Depreciation and amortization	42,793	45,543	131,333	131,625
Total expenses	70,909	73,230	224,467	217,405
Operating income	16,229	15,892	45,433	47,842
Interest expense	(16,372)	(17,139)	(49,250)	(47,964)
Income tax benefit (expense) of taxable REIT subsidiary	33	(15)	64	(763)
Other expense, net	(94)	—	(314)	(94)
Loss from continuing operations	(204)	(1,262)	(4,067)	(979)
Gains on sales of operating properties	—	—	15,160	194
Consolidated net (loss) income	(204)	(1,262)	11,093	(785)
Net income attributable to noncontrolling interests	(432)	(461)	(1,302)	(1,443)
Net (loss) income attributable to common unitholders	$(636)	$(1,723)	$9,791	$(2,228)

Allocation of net (loss) income:
Limited Partners	$(14)	$(41)	$226	$(52)
Parent Company	(622)	(1,682)	9,565	(2,176)
	$(636)	$(1,723)	$9,791	$(2,228)

Net (loss) income per unit - basic & diluted	$(0.01)	$(0.02)	$0.11	$(0.03)

Weighted average common units outstanding - basic	85,580,993	85,417,753	85,561,343	85,336,859
Weighted average common units outstanding - diluted	85,580,993	85,417,753	85,669,087	85,336,859

Distributions declared per common unit	$0.3025	$0.2875	$0.9075	$0.8625

Consolidated net (loss) income	$(204)	$(1,262)	$11,093	$(785)
Change in fair value of derivatives	322	3,185	1,398	(6,747)
Total comprehensive income (loss)	118	1,923	12,491	(7,532)
Comprehensive income attributable to noncontrolling interests	(432)	(461)	(1,302)	(1,443)
Comprehensive (loss) income attributable to common unitholders	$(314)	$1,462	$11,189	$(8,975)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive (Loss) Income
Balances, December 31, 2016	$1,643,890	$(316)	$1,643,574
Stock compensation activity	4,221	—	4,221
Other comprehensive income attributable to Parent Company	—	1,366	1,366
Distributions declared to Parent Company	(75,858)	—	(75,858)
Net income	9,565	—	9,565
Acquisition of partner's interest in Fishers Station operating property	(3,750)	—	(3,750)
Adjustment to redeemable noncontrolling interests	5,806	—	5,806
Balances, September 30, 2017	$1,583,874	$1,050	$1,584,924

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Consolidated net income (loss)	$11,093	$(785)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Straight-line rent	(3,593)	(4,318)
Depreciation and amortization	133,206	135,369
Gains on sales of operating properties	(15,160)	(194)
Impairment charge	7,411	—
Provision for credit losses	2,409	1,883
Compensation expense for equity awards	4,869	3,932
Amortization of debt fair value adjustment	(2,200)	(3,008)
Amortization of in-place lease liabilities, net	(2,515)	(5,822)
Changes in assets and liabilities:
Tenant receivables and other	(2,031)	2,354
Deferred costs and other assets	(12,783)	(11,846)
Accounts payable, accrued expenses, deferred revenue and other liabilities	1,391	3,141
Net cash provided by operating activities	122,097	120,706
Cash flows from investing activities:
Capital expenditures, net	(59,703)	(68,352)
Net proceeds from sales of operating properties	76,076	139
Collection of note receivable	—	500
Change in construction payables	6,677	621
Net cash provided by (used in) investing activities	23,050	(67,092)
Cash flows from financing activities:
Contributions from the General Partner	—	4,383
Repurchases of common shares upon the vesting of restricted shares	(808)	(1,124)
Acquisition of partner's interest in Fishers Station operating property	(3,750)	—
Loan proceeds	69,700	550,194
Loan transaction costs	—	(7,280)
Loan payments and related financing escrows	(118,771)	(531,070)
Distributions paid – common unitholders	(75,841)	(70,650)
Distributions paid – redeemable noncontrolling interests	(3,086)	(2,932)
Distributions to noncontrolling interests	—	(222)
Net cash used in financing activities	(132,556)	(58,701)
Net change in cash and cash equivalents	12,591	(5,087)
Cash and cash equivalents, beginning of period	19,874	33,880
Cash and cash equivalents, end of period	$32,465	$28,793

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
September 30, 2017
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

The Parent Company is the sole general partner of the Operating Partnership, and as of September 30, 2017 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At September 30, 2017, we owned interests in 117 operating and redevelopment properties totaling approximately 23.1 million square feet. We also owned two development projects under construction as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2016.

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

Components of Investment Properties

The composition of the Company’s investment properties as of September 30, 2017 and December 31, 2016 was as follows:

	Balance at
	September 30, 2017	December 31, 2016
Investment properties, at cost:
Land, buildings and improvements	$3,838,665	$3,885,223
Furniture, equipment and other	7,890	7,246
Land held for development	31,142	34,171
Construction in progress	78,231	69,425
	$3,955,928	$3,996,065

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of September 30, 2017, we owned investments in three joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $238.8 million, which were secured by assets of the VIEs totaling $496.5 million.  The Operating Partnership guarantees the debts of these VIEs.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016
Noncontrolling interests balance January 1	$692	$773
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	6	147
Distributions to noncontrolling interests	—	(222)
Noncontrolling interests balance at September 30	$698	$698

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At September 30, 2017 and December 31, 2016, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three and nine months ended September 30, 2017 and 2016, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Parent Company’s weighted average basic interest in Operating Partnership	97.7%	97.7%	97.7%	97.7%
Limited partners' weighted average basic interests in Operating Partnership	2.3%	2.3%	2.3%	2.3%

At September 30, 2017 and December 31, 2016, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3% as of the end of each period presented.

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

There were 1,986,830 and 1,942,340 Limited Partner Units outstanding as of September 30, 2017 and December 31, 2016, respectively. The increase in Limited Partner Units outstanding from December 31, 2016 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

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

We received notice from one of our partners exercising their right to redeem $8.3 million of their Class B units for cash. The amount that will be redeemed was reclassified from Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests to Accounts payable and accrued expenses in the consolidated balance sheets. We expect to fund the redemption using cash prior to December 27, 2017.

We classify the remainder of the redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of September 30, 2017 and December 31, 2016, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016
Redeemable noncontrolling interests balance January 1	$88,165	$92,315
Net income allocable to redeemable noncontrolling interests	1,522	1,244
Distributions declared to redeemable noncontrolling interests	(3,099)	(2,973)
Liability reclassification due to exercise of partial redemption option by joint venture partner	(8,261)	—
Other, net, including adjustments to redemption value	(4,873)	8,892
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at September 30	$73,454	$99,478

Limited partners' interests in Operating Partnership	$40,923	$55,368
Other redeemable noncontrolling interests in certain subsidiaries	32,531	44,110
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at September 30	$73,454	$99,478

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

We have preliminarily evaluated our revenue streams and we currently expect that less than 1% of our recurring revenue will be impacted by this new standard upon its initial adoption. Additionally, we have historically disposed of property and land in all cash transactions with no continuing future involvement in the operations, and therefore, do not expect the new standard to significantly impact the recognition of property and land sales. During the first nine months of 2017, we disposed of several operating properties and land parcels in all cash transactions with no continuing future involvement. The gains recognized were approximately 8% of our total revenue for the nine months ended September 30, 2017. As we do not have any continuing involvement in the operations of the operating properties and land sold, the accounting for the transactions would have remained the same under ASC 2014-09.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making certain changes to lessor accounting, including the accounting for sales-type and direct financing leases. ASU 2016-02 will be effective for annual and interim reporting periods beginning on or after December 15, 2018, with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As a result of the adoption of ASU 2016-02, we expect common area maintenance reimbursements that are of a fixed nature to be recognized on a straight line basis over the term of the lease as these tenant reimbursements will be considered a non-lease component and will be subject to ASU 2014-09. We also expect to recognize right of use assets on our balance sheet related to certain ground leases where we are the lessee. Upon adoption of the standard, we anticipate recognizing a right of use asset currently estimated to be between $35 million and $40 million. In addition to evaluating the impact of adopting the new accounting standard on our consolidated financial statements, we are evaluating our existing lease contracts and compensation structure, as well as our current and future information system capabilities.

The new leasing standard also amends ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 340-40, incremental costs of obtaining a contract are recognized as an asset if the entity expects to recover them, which will reduce the leasing costs currently capitalized. Upon adoption of the new standard, we expect a reduction in certain capitalized costs and a corresponding increase in general, administrative, and other expense and a decrease in amortization expense on our consolidated statement of operations, but the magnitude of that change is dependent upon certain variables currently under evaluation, including compensation structure in place upon adoption.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 amends the existing accounting standards for business combinations, by providing a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets and activities are not a business. This screen reduces the number of transactions that will likely qualify as business combinations. ASU 2017-01 will be effective for annual and interim reporting periods beginning on or after December 15, 2017, with early adoption permitted. We adopted ASU 2017-01 in the first quarter of 2017. We expect that future acquisitions of single investment properties or a portfolio of investment properties will likely not meet the definition of a business and, in such event, direct transaction costs will be capitalized.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. ASU 2017-02 better aligns a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 will be effective for annual and interim reporting periods beginning on or after December 15, 2018, with early adoption permitted using a modified retrospective transition method. This adoption method will require us to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. While we continue to assess all potential impacts of the standard, we do not expect the adoption of ASU 2017-12 to have a material impact on our consolidated financial statements.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units granted under our Outperformance Incentive Compensation Plan ("Outperformance Plan"); and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the nine months ended September 30, 2017 and 2016 were 2.0 million and 1.9 million, respectively.

Approximately 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit for the nine months ended September 30, 2017, because their impact was not dilutive. Due to the net loss allocable to common shareholders and Common Unit holders for each of the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2016, no securities had a dilutive impact for these periods.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(5,693)	$544,307
Unsecured revolving credit facility	41,100	—	(2,109)	38,991
Unsecured term loans	400,000	—	(1,871)	398,129
Mortgage notes payable - fixed rate	577,975	9,909	(814)	587,070
Mortgage notes payable - variable rate	113,815	—	(636)	113,179
Total mortgage and other indebtedness	$1,682,890	$9,909	$(11,123)	$1,681,676

	As of December 31, 2016
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(6,140)	$543,860
Unsecured revolving credit facility	79,600	—	(2,723)	76,877
Unsecured term loans	400,000	—	(2,179)	397,821
Mortgage notes payable - fixed rate	587,762	12,109	(994)	598,877
Mortgage notes payable - variable rate	114,388	—	(749)	113,639
Total mortgage and other indebtedness	$1,731,750	$12,109	$(12,785)	$1,731,074

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of September 30, 2017, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (Years)
Fixed rate debt[1]	$1,588,505	94%	4.08%	5.8
Variable rate debt	94,385	6%	2.73%	4.4
Net debt premiums and issuance costs, net	(1,214)	N/A	N/A	N/A
Total	$1,681,676	100%	4.00%	5.7

____________________
1
Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of September 30, 2017, $460.5 million in variable rate debt is hedged for a weighted average 2.0 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases, and is generally due in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness are based on LIBOR plus spreads ranging from 160 to 225 basis points.  At September 30, 2017, the one-month LIBOR interest rate was 1.23%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 6.78%.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include amortization of debt issuance costs as a component of interest expense as follows:

	Nine Months Ended September 30,
	2017	2016
Amortization of debt issuance costs	$2,014	$3,744

Unsecured Revolving Credit Facility and Unsecured Term Loans

We have an unsecured revolving credit facility (the "Credit Facility") with a total commitment of $500 million that matures in July 2020 (inclusive of two six-month extension options), a $200 million unsecured term loan maturing in July 2021("Term Loan") and a $200 million seven-year unsecured term loan maturing in October 2022.

The Operating Partnership has the option to increase the borrowing availability of the Credit Facility to $1 billion and the option to increase the Term Loan to provide for an additional $200 million, in each case subject to certain conditions, including obtaining commitments from one or more lenders.

As of September 30, 2017, $41.1 million was outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $5.3 million, against which no amounts were advanced as of September 30, 2017.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of September 30, 2017, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.4 billion. Taking into account outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $394.1 million available under our Credit Facility for future borrowings as of September 30, 2017.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of September 30, 2017, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of September 30, 2017, we were in compliance with all such covenants.

Other Debt Activity

For the nine months ended September 30, 2017, we had total new borrowings of $69.7 million and total repayments of $118.8 million.  In addition to the items mentioned above, the remaining components of this activity were as follows:

•	We retired the $6.7 million loan secured by our Pleasant Hill Commons operating property through a draw on our Credit Facility;

•	We borrowed $63.0 million on the Credit Facility to fund development activities, redevelopment activities, and tenant improvement costs;

•	We used the $76.1 million net proceeds from the sale of four operating properties to pay down the Credit Facility;

•	We repaid $32.3 million on the Credit Facility using cash flows generated from operations; and

•	We made scheduled principal payments on indebtedness totaling $3.7 million.

Fair Value of Fixed and Variable Rate Debt

As of September 30, 2017, the estimated fair value of our fixed rate debt was $1.2 billion compared to the book value of $1.1 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.78% to 6.78%.  As of September 30, 2017, the fair value of variable rate debt was $555.6 million compared to the book value of $554.9 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.53% to 3.48%.

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

As of September 30, 2017, we were party to various cash flow derivative agreements with notional amounts totaling $460.5 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2021.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.12%.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of September 30, 2017 and December 31, 2016, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of September 30, 2017, the estimated fair value of our interest rate derivatives represented a net asset of $0.1 million, including accrued interest of $0.2 million.  As of September 30, 2017, $1.3 million was reflected in prepaid and other assets and $1.2 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2016, the estimated fair value of our interest rate hedges was a net liability of $2.2 million, including accrued interest of $0.4 million.  As of December 31, 2016, $0.9 million was reflected in prepaid and other assets and $3.1 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $2.1 million and $3.5 million was reclassified as a reduction to earnings during the nine months ended September 30, 2017 and 2016, respectively. As the interest payments on our hedges are made over the next 12 months, we estimate the increase to interest expense to be $0.3 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.3025 for the third quarter of 2017 to common shareholders and Common Unit holders of record as of October 6, 2017. The distribution was paid on October 13, 2017.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At September 30, 2017 and December 31, 2016, deferred costs consisted of the following:

	September 30, 2017	December 31, 2016
Acquired lease intangible assets	$111,528	$125,144
Deferred leasing costs and other	67,674	63,810
	179,202	188,954
Less—accumulated amortization	(63,579)	(59,690)
Total	$115,623	$129,264

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

	Nine Months Ended September 30,
	2017	2016
Amortization of deferred leasing costs, lease intangibles and other	$17,785	$19,177
Amortization of above market lease intangibles	3,139	4,803

Note 8. Deferred Revenue, Intangibles, Net and Other Liabilities

Deferred revenue and other liabilities consist of the unamortized fair value of below market lease liabilities recorded in connection with purchase accounting, retainage payables for development and redevelopment projects, and tenant rent payments received in advance of the month in which they are due.  The amortization of below market lease liabilities is recognized as revenue over the remaining life of the leases (including option periods for leases with below market renewal options) through 2046.  Tenant rent payments received in advance are recognized as revenue in the period to which they apply, which is typically the month following their receipt.

At September 30, 2017 and December 31, 2016, deferred revenue, intangibles, net and other liabilities consisted of the following:

	September 30, 2017	December 31, 2016
Unamortized below market lease liabilities	$85,162	$95,360
Retainage payables and other	6,283	5,437
Tenant rent payments received in advance	9,621	11,405
Total	$101,066	$112,202

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $5.7 million and $10.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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

We are obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of the development and redevelopment projects.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through borrowings on the Credit Facility.

As of September 30, 2017, we had outstanding letters of credit totaling $5.3 million.  At that date, there were no amounts advanced against these instruments.

Note 10. Disposals of Operating Properties and Related Recording of Impairment Charge

During the three months ended September 30, 2017, we did not sell any of our operating properties.

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

At September 30, 2017, we owned interests in 117 operating and redevelopment properties totaling approximately 23.1 million square feet. We also owned two development projects under construction as of this date.

At September 30, 2016, we owned interests in 120 operating and redevelopment properties totaling approximately 23.5 million square feet. We also owned one development project under construction as of this date.

Current Quarter Activities

Development and Redevelopment

We believe that continually evaluating our operating properties for development and redevelopment opportunities enhances shareholder value as pursuing such opportunities may make the properties more attractive to new tenants and it improves long-term values and economic returns. We initiated and advanced a number of development and redevelopment activities during the third quarter of 2017, including the following:

•
Holly Springs Towne Center – Phase II Expansion near Raleigh, North Carolina – Phase II of this development is anchored by Bed Bath & Beyond, DSW, and Carmike Theatres. We transitioned Phase II to the operating portfolio in the second quarter of 2016. Subsequently, we began construction on an expansion of Phase II. We have a signed lease for 23,000 square feet with O2 Fitness for this expansion, and we expect to deliver the space in the fourth quarter of 2017.

•
Eddy Street Commons – Phase II in South Bend, Indiana – Phase II of Eddy Street Commons is a mixed-use development at the University of Notre Dame that will include a retail component, apartments, townhomes, and a community center. The total projected costs for the project are currently $89.2 million. We are in the final stages of entering into a ground sublease with a multi-family developer who will fund the majority of these costs, leaving our share of the projected costs at $8.5 million. The Company has also begun construction of a full-service hotel in Phase I of Eddy Street Commons, which we project will cost $46.0 million to construct. We are in the final stages of negotiating to form and retain a minority interest in an unconsolidated joint venture that will complete and own this hotel. Funding for both Eddy Street Commons projects will include a total of $22.1 million in net tax increment financing proceeds.

•
Under Construction Redevelopment, Reposition, and Repurpose (“3-R”) Projects. Our 3-R initiative, which includes a total of 13 projects under construction or active evaluation for modification, continued to progress in the third quarter of 2017. There are a total of eight projects currently under construction, which have an estimated combined annualized return of approximately 8% to 9%, with aggregate costs for these projects expected to range from $72.5 million to $79.0 million.

The following significant activities occurred on the 3-R projects during the third quarter of 2017:

◦
Burnt Store Promenade in Punta Gorda, Florida – We completed construction on a new expanded Publix Supermarket, which opened in July 2017. We expect the remaining shop tenants to open in fourth quarter of 2017 and the first half of 2018. We expect total costs for this project to range between $9 million to $10 million, with an estimated annualized return of approximately 10.5% to 11.5%.

◦
Centennial Center in Las Vegas, Nevada – We commenced construction on this project in the third quarter of 2017. This project will include repositioning two retail buildings totaling 14,000 square feet, as well as construction of a new Panera Bread outlot. The project will also include building enhancements and improved access to the main entry point. We expect total costs for this project to range between $4 million to $5 million, with an estimated annualized return of approximately 10.0% to 11.0%.

Leasing Activity

During the third quarter of 2017, we executed 86 new and renewal leases totaling 432,814 square feet.  New leases were signed on 39 individual spaces for 92,089 square feet of gross leasable area ("GLA"), while renewal leases were signed on 47 individual spaces for 340,725 square feet of GLA.

For comparable new leases, which are defined as those for which the space was occupied by a tenant within the last 12 months, we achieved a blended rent spread of 11.1% while incurring $7.06 per square foot of incremental capital improvement costs. The average rent for the 18 new comparable leases signed in the third quarter of 2017 was $28.04 per square foot compared to average expiring rent of $23.58 per square foot. The average rent for the 47 renewal leases signed in the third quarter of 2017 was $17.99 per square foot compared to average expiring rent of $16.40 per square foot.

Results of Operations

The comparability of results of operations for the nine months ended September 30, 2017 and 2016 is affected by our development, redevelopment and operating property disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Dispositions

Since January 1, 2016, we sold the following operating properties:

Property Name	MSA	Disposition Date	Owned GLA
Shops at Otty	Portland, OR	June 2016	9,845
Publix at St. Cloud	St. Cloud, FL	December 2016	78,820
Cove Center	Stuart, FL	March 2017	155,063
Clay Marketplace	Birmingham, AL	June 2017	63,107
The Shops at Village Walk	Fort Myers, FL	June 2017	78,533
Wheatland Towne Crossing	Dallas, TX	June 2017	194,727

 Development Activities

The following development properties became operational from January 1, 2016 through September 30, 2017:

Property Name	MSA	Transition to Operating Portfolio	Owned GLA
Tamiami Crossing	Naples, FL	June 2016	121,705
Holly Springs Towne Center – Phase II	Raleigh, NC	June 2016	122,009
Parkside Town Commons – Phase II	Raleigh, NC	June 2017	291,682

Redevelopment Activities

The following properties were under active redevelopment at various times during the period from January 1, 2016 through September 30, 2017:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Courthouse Shadows[2]	Naples, FL	June 2013	Pending	124,802
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	92,283
City Center[2]	White Plains, NY	December 2015	Pending	360,880
Fishers Station[2]	Indianapolis, IN	December 2015	Pending	175,229
Beechwood Promenade[2]	Athens, GA	December 2015	Pending	348,815
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Rampart Commons[2]	Las Vegas, NV	March 2016	Pending	79,455
Northdale Promenade[3]	Tampa, FL	March 2016	June 2017	173,862
Burnt Store[2]	Punta Gorda, FL	June 2016	Pending	95,795

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.
3
This property was transitioned to the operating portfolio in the second quarter of 2017; however, it remains excluded from the same property pool because it has not been in the operating portfolio four full quarters after the property was transitioned to operations.

Comparison of Operating Results for the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

The following table reflects income statement line items from our consolidated statements of operations for the three months ended September 30, 2017 and 2016.

($ in thousands)	2017	2016	Net change 2016 to 2017
Revenue:
Rental income (including tenant reimbursements)	$85,242	$87,049	$(1,807)
Other property related revenue	1,896	2,073	(177)
Total revenue	87,138	89,122	(1,984)
Expenses:
Property operating	11,859	11,916	(57)
Real estate taxes	10,826	10,690	136
General, administrative, and other	5,431	5,081	350
Depreciation and amortization	42,793	45,543	(2,750)
Total expenses	70,909	73,230	(2,321)
Operating income	16,229	15,892	337
Interest expense	(16,372)	(17,139)	767
Income tax benefit (expense) of taxable REIT subsidiary	33	(15)	48
Other expense, net	(94)	—	(94)
Consolidated net loss	(204)	(1,262)	1,058
Net income attributable to noncontrolling interests	(418)	(420)	2
Net loss attributable to Kite Realty Group Trust common shareholders	$(622)	$(1,682)	$1,060

Property operating expense to total revenue ratio	13.6%	13.4%

Rental income (including tenant reimbursements) decreased $1.8 million, or 2.1%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(2,468)
Properties under redevelopment during 2016 and/or 2017	(1,207)
Properties fully operational during 2016 and 2017 and other	1,868
Total	$(1,807)

The net increase of $1.9 million in rental income for properties fully operational during 2016 and 2017 is primarily attributable to an increase in rental rates and an increase in occupancy, which leads to more tenants paying rent and higher expense reimbursements. The increase in rental revenue is primarily due to multiple anchor and small shop tenants opening as we completed or partially completed various redevelopment and repositioning projects including an expanded Publix Supermarket at Burnt Store Promenade, Trader Joe's at Centennial Gateway, Party City at Market Street Village, Marshalls at Bolton Plaza, Ulta Salon at Pine Ridge Crossing, Tuesday Morning at Northdale Promenade, Petco at Hitchcock Plaza, Petsmart at Tarpon Bay Plaza, Buy Buy Baby at Cool Springs Market, Five Below at Shops at Moore and new small shop buildings at Castleton Crossing and Portofino Shopping Center.

The increase in rental rates is evidenced by the average rent for new comparable leases signed in the third quarter of 2017 increasing to $28.04 per square foot compared to average expiring rent of $23.58 per square foot. The average rent for renewals signed in the third quarter of 2017 was $17.99 per square foot compared to average expiring rent of $16.40 per square foot in that quarter. For our total retail operating portfolio, annualized base rent per square foot improved to $16.01 per square foot as of September 30, 2017, up from $15.42 as of September 30, 2016.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue decreased by $0.2 million, primarily due to lower gains on sales of undepreciated assets of $0.4 million and a decrease of $0.2 million in overage rent, partially offset by an increase of $0.3 million in lease termination income.

Property operating expenses decreased $0.1 million, or 0.5%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(401)
Properties under redevelopment during 2016 and/or 2017	234
Properties fully operational during 2016 and 2017 and other	110
Total	$(57)

The net increase of $0.1 million in property operating expenses for properties fully operational during 2016 and 2017 is primarily due to a combination of increases in bad debt expense primarily related to certain tenant bankruptcies, utility expense and non-recoverable landscaping expense as a result of hurricane damages in Florida, offset by decreases in general building repair and security expense at certain properties. None of the individual fluctuations were greater than $0.2 million.

As a percentage of revenue, property operating expenses increased between periods from 13.4% to 13.6%. The increase was mostly due to an increase in non-recoverable landscaping expense as a result of hurricane damages in Florida.

Real estate taxes increased $0.1 million, or 1.3%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(336)
Properties under redevelopment during 2016 and/or 2017	36
Properties fully operational during 2016 and 2017 and other	436
Total	$136

The net $0.4 million increase in real estate taxes for properties fully operational during 2016 and 2017 is primarily due to an increase in current year tax assessments at certain operating properties compared to the same period in 2016. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.4 million, or 6.9%. The increase is due primarily to higher personnel costs and company overhead expenses.

Depreciation and amortization expense decreased $2.8 million, or 6.0%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(1,293)
Properties under redevelopment during 2016 and/or 2017	(2,077)
Properties fully operational during 2016 and 2017 and other	620
Total	$(2,750)

The $2.1 million net decrease in depreciation and amortization for properties under redevelopment during 2016 and 2017 is primarily due to a decrease of $1.8 million in accelerated depreciation and amortization from the demolition of a portion of a building at our Burnt Store Promenade redevelopment property in 2016 and a decrease of $1.3 million in accelerated depreciation and amortization on tenant-specific assets caused by tenants vacating prior to their lease expiration in 2017, compared to the same period in 2016. These decreases were offset by an increase of $1.0 million of accelerated depreciation due to the demolition of a building at our Fishers Station redevelopment property in preparation for the construction of the space for the replacement anchor tenant. The net increase of $0.6 million in depreciation and amortization at properties fully operational during 2016 and 2017 is primarily due to accelerated depreciation and amortization on tenant-specific assets caused by tenants vacating prior to their lease expiration in 2017, compared to the same period in 2016.

Interest expense decreased $0.8 million or 4.5%. The decrease is primarily due to the repayment of property level debt using proceeds from our property sales. The decrease was partially offset by certain development projects, including Tamiami Crossing, Parkside Town Commons - Phase II and Holly Springs Towne Center - Phase II becoming operational throughout 2016. As a portion of a development project becomes operational, we cease capitalization of the related interest expense.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

The following table reflects income statement line items from our consolidated statements of operations for the nine months ended September 30, 2017 and 2016.

($ in thousands)	2017	2016	Net change 2016 to 2017
Revenue:
Rental income (including tenant reimbursements)	$259,674	$258,127	$1,547
Other property related revenue	10,226	7,120	3,106
Total revenue	269,900	265,247	4,653
Expenses:
Property operating	36,950	35,454	1,496
Real estate taxes	32,384	32,327	57
General, administrative, and other	16,389	15,228	1,161
Transaction costs	—	2,771	(2,771)
Impairment charge	7,411	—	7,411
Depreciation and amortization	131,333	131,625	(292)
Total expenses	224,467	217,405	7,062
Operating income	45,433	47,842	(2,409)
Interest expense	(49,250)	(47,964)	(1,286)
Income tax benefit (expense) of taxable REIT subsidiary	64	(763)	827
Other expense, net	(314)	(94)	(220)
Loss from continuing operations	(4,067)	(979)	(3,088)
Gains on sales of operating properties	15,160	194	14,966
Consolidated net income (loss)	11,093	(785)	11,878
Net income attributable to noncontrolling interests	(1,528)	(1,391)	(137)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$9,565	$(2,176)	$11,741

Property operating expense to total revenue ratio	13.7%	13.4%

Rental income (including tenant reimbursements) increased $1.5 million, or 0.6%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(4,189)
Properties under redevelopment during 2016 and/or 2017	(1,465)
Properties fully operational during 2016 and 2017 and other	7,201
Total	$1,547

The net increase of $7.2 million in rental income for properties fully operational during 2016 and 2017 is primarily attributable to an increase in rental rates and an increase in occupancy, which leads to more tenants paying rent. The increase in rental revenue is primarily due to multiple anchor and small shop tenants opening as we completed or partially completed various redevelopment and repositioning projects including an expanded Publix Supermarket at Burnt Store Promenade, Carmike Cinemas at Holly Springs Towne Center - Phase II, Ross Dress for Less and Michaels at Tamiami Crossing, Trader Joe's at Centennial Gateway, Party City at Market Street Village, Marshalls at Bolton Plaza, Ulta Salon at Pine Ridge Crossing, Tuesday Morning at Northdale Promenade, Petco at Hitchcock Plaza, Petsmart at Tarpon Bay Plaza, Buy Buy Baby at Cool Springs Market, Five Below at Shops at Moore and new small shop buildings at Castleton Crossing and Portofino Shopping Center.

The average rent for new comparable leases signed in the first nine months of 2017 was $21.85 per square foot compared to average expiring rent of $17.58 per square foot in that period. The average rent for renewals signed in the first nine months of 2017 was $16.55 per square foot compared to average expiring rent of $15.42 per square foot in that quarter. For our total retail operating portfolio, annualized base rent per square foot improved to $16.01 per square foot as of September 30, 2017, up from $15.42 as of September 30, 2016.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue increased by $3.1 million, primarily as a result of higher gains on sales of undepreciated assets of $1.7 million (including the effect of a $4.9 million gain on the sale of an outlot at Cove Center during the second quarter of 2017) and an increase of $1.2 million in lease termination income.

Property operating expenses increased $1.5 million, or 4.2%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(754)
Properties under redevelopment during 2016 and/or 2017	197
Properties fully operational during 2016 and 2017 and other	2,053
Total	$1,496

The net increase of $2.1 million in property operating expenses for properties fully operational during 2016 and 2017 is primarily due to a combination of increases of $0.8 million in bad debt expense driven by certain anchor bankruptcies in 2017, $0.8 million in general building repair and landscaping costs at certain properties, $0.3 million in utility expense, $0.2 million in marketing expense, and $0.1 million in non-recoverable landscaping expense as a result of hurricane damages in Florida. The increases were partially offset by a decrease of $0.3 million in insurance expense.

As a percentage of revenue, property operating expenses increased between years from 13.4% to 13.7%. The increase was mostly due to an increase in certain non-recoverable expenses including bad debt provision, non-recoverable utility expense at several of our properties, and marketing expenses.

Real estate taxes increased $0.1 million, or 0.2%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(584)
Properties under redevelopment during 2016 and/or 2017	73
Properties fully operational during 2016 and 2017 and other	568
Total	$57

The net $0.6 million increase in real estate taxes for properties fully operational during 2016 and 2017 is primarily due to an increase in current year tax assessments at certain operating properties. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $1.2 million, or 7.6%. The increase is due primarily to higher personnel costs and company overhead expenses, which are partially offset by the severance charge of $0.5 million in 2016.

Transaction costs decreased by $2.8 million, as we did not incur any transaction costs for the nine months ended September 30, 2017.

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

Depreciation and amortization expense decreased $0.3 million, or 0.2%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(2,414)
Properties under redevelopment during 2016 and/or 2017	1,287
Properties fully operational during 2016 and 2017 and other	835
Total	$(292)

The net increase of $1.3 million in properties under redevelopment during 2016 and 2017 is primarily due to $4.5 million of accelerated depreciation and amortization from the demolition of a building at our Fishers Station redevelopment property in preparation for the replacement anchor tenant. This increase was partially offset by $2.0 million of accelerated depreciation and amortization from the demolition of a portion of a building at our Burnt Store Promenade operating property in 2016 and a decrease of $1.4 million in accelerated depreciation and amortization on tenant-specific assets caused by tenants vacating prior to their lease expiration in 2016, compared to the same period in 2017. The net increase of $0.8 million in depreciation and amortization at properties fully operational during 2016 and 2017 is primarily due to accelerated depreciation and amortization on tenant-specific assets caused by tenants vacating prior to their lease expiration in 2017, compared to the same period in 2016.

Interest expense increased $1.3 million or 2.7%. The increase is due to securing longer-term fixed rate debt through the issuance of senior unsecured notes in the third quarter of 2016 that carried higher interest rates than the variable rate on our unsecured revolving credit facility and certain property level secured debt, which were paid down or retired with the proceeds. The increase is also due to certain development projects, including Tamiami Crossing, Parkside Town Commons - Phase II and Holly Springs Towne Center - Phase II, becoming operational or partially operational throughout 2016. As a portion of a development project becomes operational, we cease capitalization of the related interest expense.

We recorded an income tax benefit of our taxable REIT subsidiary of less than $0.1 million compared to an income tax expense of our taxable REIT subsidiary of $0.8 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease is primarily due to lower gains on sales of residential units at Eddy Street Commons for the nine months ended September 30, 2017, compared to the same period in 2016. The last of the units in Phase I were sold in 2016.

We recorded a net gain of $15.2 million on the sale of our Cove Center, Clay Marketplace, The Shops at Village Walk and Wheatland Towne Center operating properties for the nine months ended September 30, 2017.

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

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. For the three and nine months ended September 30, 2017 and 2016, we excluded eight redevelopment properties and the recently completed Northdale Promenade redevelopment from the same property pool that met these criteria and were owned in both comparable periods.

The following table reflects Same Property NOI and a reconciliation to net income attributable to common shareholders for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2017	2016	% Change	2017	2016	% Change
Number of properties for the quarter[1]	104	104

Leased percentage at period end	94.4%	95.1%		94.4%	95.1%
Economic Occupancy percentage[2]	93.5%	92.8%		93.7%	92.9%

Same Property NOI[3]	$55,249	$53,320	3.6%	$165,836	$160,516	3.3%
Same Property NOI - excluding the impact of the 3-R initiative			3.9%			3.9%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$55,249	$53,320		$165,836	$160,516
Net operating income - non-same activity[4]	9,614	13,561		36,611	38,191
Provision for bad debts - same properties	(410)	(365)		(1,881)	(1,241)
Other expense, net	(61)	(15)		(250)	(857)
General, administrative and other	(5,431)	(5,081)		(16,389)	(15,228)
Transaction costs	—	—		—	(2,771)
Impairment charge	—	—		(7,411)	—
Depreciation and amortization expense	(42,793)	(45,543)		(131,333)	(131,625)
Interest expense	(16,372)	(17,139)		(49,250)	(47,964)
Gains on sales of operating properties	—	—		15,160	194
Net income attributable to noncontrolling interests	(418)	(420)		(1,528)	(1,391)
Net (loss) income attributable to common shareholders	$(622)	$(1,682)		$9,565	$(2,176)

____________________
1	Same Property NOI excludes eight properties in redevelopment, the recently completed Northdale Promenade redevelopment as well as office properties (Thirty South Meridian and Eddy Street Commons).
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

Our Same Property NOI increased 3.6% for the three months ended September 30, 2017 and 3.3% for the nine months ended September 30, 2017 compared to the same periods of the prior year. This increase was primarily due to increases in rental rates and an improvement in economic occupancy caused by the completion of several 3-R projects since the third quarter of 2016. We also realized a $0.3 million improvement from expense control and operating expense recovery resulting in an improvement in net recoveries for the nine months ended September 30, 2017.

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

The increased operating cash flows of the Company have enhanced our liquidity position and reduced our borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.

As of September 30, 2017, we had approximately $394.1 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $32.5 million in cash and cash equivalents as of September 30, 2017.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of September 30, 2017.

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

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow, an economic downturn could adversely affect the ability of some of our tenants to meet their lease obligations.

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of September 30, 2017, we had $38.1 million of secured debt scheduled to mature prior to September 30, 2018, excluding scheduled monthly principal payments. We believe we have sufficient liquidity to repay these obligations from current resources and our capacity for future borrowings under the unsecured revolving credit facility.

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

In August 2017, our Board of Trustees declared a cash distribution of $0.3025 per common share and Common Unit for the third quarter of 2017. This distribution was paid on October 13, 2017 to common shareholders and Common Unit holders of record as of October 6, 2017. Future distributions, if any, are at the discretion of the Board of Trustees.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the nine months ended September 30, 2017, we incurred $2.2 million of costs for recurring capital expenditures on operating properties and also incurred $13.4 million of costs for tenant improvements and external leasing commissions (excluding development and redevelopment properties). We currently anticipate incurring approximately $14 million to $16 million of additional major tenant improvements and renovation costs within the next 12 months at a number of our operating properties.

We received notice from one of our joint venture partners exercising its right to redeem $8.3 million of its noncontrolling interests that became redeemable in March 2017. We expect to fund the redemption using cash prior to December 27, 2017. See further discussion in Note 2 to the consolidated financial statements.

As of September 30, 2017, we had two development projects under construction.  The total estimated cost of these projects is approximately $11.1 million, of which $2.1 million had been incurred as of September 30, 2017.  We anticipate incurring the majority of the remaining $9.0 million of costs over the next 12 to 18 months.  In addition, we have begun construction of a full-service hotel at Phase I of Eddy Street Commons, which we project will cost $40 million, net of Tax Increment Financing of $6.0 million, and the Company is in negotiations to form and retain a minority interest in an unconsolidated joint venture to complete and own the hotel. We believe we have sufficient financing in place to fund these projects and expect to do so through cash flow from operations or borrowings on our unsecured revolving credit facility.

We have eight properties in our 3-R initiative that are currently under construction. Total estimated costs of this construction are expected to be in the range of $72.5 million to $79.0 million and are expected to be incurred through the end of 2018. We expect to be able to fund the majority of these costs from operating cash flows.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment, Reposition, Repurpose Opportunities. We are currently evaluating additional redevelopment, repositioning, and repurposing of several other operating properties as part of our 3-R initiative. Total estimated costs of these properties are currently expected to be in the range of $45 million to $61 million. We believe we will have sufficient funding for these projects through cash flow from operations and borrowings on our unsecured revolving credit facility.

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

Capital Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the nine months ended September 30, 2017:

Year to Date –
($ in thousands)	September 30, 2017
Development Projects	$2,003
Under Construction 3-R Projects	29,032
3-R Opportunities	1,848
Recently completed developments/redevelopments and other[1]	12,581
Recurring operating capital expenditures (primarily tenant improvement payments)	14,239
Total	$59,703

____________________
1	This classification includes Parkside Town Commons - Phase II, Holly Springs Towne Center - Phase II, Tamiami Crossing and Northdale Promenade.

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2017.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of September 30, 2017:

($ in thousands)	Scheduled Principal Payments	Term Maturity[1]	Total
2017	$1,241	$—	$1,241
2018	5,635	37,584	43,219
2019	5,975	—	5,975
2020	5,920	42,339	48,259
2021	4,624	400,975	405,599
Thereafter	8,349	1,170,248	1,178,597
	$31,744	$1,651,146	$1,682,890
Unamortized net debt premiums and issuance costs, net			(1,214)
Total			$1,681,676

____________________
1	This presentation reflects the Company's exercise of its option to extend the maturity date by one year to July 28, 2021 for the Company's unsecured credit facility.

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

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of September 30, 2017.

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

Cash Flows

As of September 30, 2017, we had cash and cash equivalents on hand of $32.5 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Cash provided by operating activities was $122.1 million for the nine months ended September 30, 2017, an increase of $1.4 million from the same period of 2016.  The increase was primarily due to an improvement in the collection of outstanding account receivables, the completion of several 3-R projects, and higher revenue on sales of undepreciated assets in 2017, partially offset by a decrease in cash provided by operating activities due to our 2017 property sales.

Cash provided by investing activities was $23.1 million for the nine months ended September 30, 2017, as compared to cash used in investing activities of $67.1 million in the same period of 2016.  Highlights of significant cash sources and uses in investing activities are as follows:

•
Net proceeds of $76.1 million related to the sale of Cove Center in March 2017 and Clay Marketplace, The Shops at Village Walk and Wheatland Towne Crossing in June 2017, compared to net proceeds of $0.1 million over the same period in 2016;

•
Decrease in capital expenditures of $8.6 million and an increase in construction payables of $6.7 million.  In 2017, we incurred additional construction costs at our Parkside Towne Commons - Phase II and Holly Springs Towne Center - Phase II development projects, and additional construction costs at several of our redevelopment properties.

Cash used in financing activities was $132.6 million for the nine months ended September 30, 2017, compared to cash used in financing activities of $58.7 million in the same period of 2016.  Highlights of significant cash sources and uses in financing activities during the first nine months of 2017 are as follows:

•	We retired the $6.7 million loan secured by our Pleasant Hill Commons operating property using a draw on the unsecured revolving credit facility;

•	We borrowed $63.0 million on the unsecured revolving credit facility to fund development activities, redevelopment activities, and tenant improvement costs;

•	We used the $76.1 million proceeds from the sale of four operating properties to pay down the unsecured revolving credit facility;

•	We repaid $32.3 million on the Credit Facility using cash flows generated from operations; and

•	We made distributions to common shareholders and Common Unit holders of $78.9 million.

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

Considering the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for accelerated amortization of debt issuance costs, transaction costs and a severance charge in 2016. We believe this supplemental information provides a meaningful measure of our operating performance. We believe our presentation of FFO, as adjusted, provides investors with another financial measure that may facilitate comparison of operating performance between periods and among our peer companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

Our calculations of FFO1 and reconciliation to consolidated net income and FFO, as adjusted for the three and nine months ended September 30, 2017 and 2016 (unaudited) are as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated net (loss) income	$(204)	$(1,262)	$11,093	$(785)
Less: net income attributable to noncontrolling interests in properties	(432)	(461)	(1,302)	(1,383)
Less: gains on sales of operating properties	—	—	(15,160)	(194)
Add: impairment charge	—	—	7,411	—
Add: depreciation and amortization of consolidated entities, net of noncontrolling interests	42,474	45,310	129,890	130,909
FFO of the Operating Partnership[1]	41,838	43,587	131,932	128,547
Less: Limited Partners' interests in FFO	(949)	(918)	(2,995)	(2,708)
Funds From Operations attributable to Kite Realty Group Trust common shareholders[1]	$40,889	$42,669	$128,937	$125,839

FFO of the Operating Partnership[1]	$41,838	$43,587	$131,932	$128,547
Add: accelerated amortization of debt issuance costs (non-cash)	—	1,121	—	1,121
Add: transaction costs	—	—	—	2,771
Add: severance charge	—	—	—	500
FFO, as adjusted, of the Operating Partnership	$41,838	$44,708	$131,932	$132,939

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

($ in thousands)	Three Months Ended September 30, 2017
Consolidated net income	$(204)
Adjustments to net income
Depreciation and amortization	42,793
Interest expense	16,372
Income tax benefit of taxable REIT subsidiary	(33)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	58,928
Adjustments to EBITDA:
Unconsolidated EBITDA	34
Other income and expense, net	94
Noncontrolling interest	(432)
Adjusted EBITDA	58,624

Annualized Adjusted EBITDA[1]	$234,496

Company share of net debt:
Mortgage and other indebtedness	1,681,676
Less: Partner share of consolidated joint venture debt[2]	(13,373)
Less: Cash, cash equivalents, and restricted cash	(41,343)
Less: Net debt premiums and issuance costs, net	1,214
Company Share of Net Debt	1,628,174
Net Debt to Adjusted EBITDA	6.9x

____________________
1	Represents Adjusted EBITDA for the three months ended September 30, 2017 (as shown in the table above) multiplied by four.
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

Market Risk Related to Fixed and Variable Rate Debt

We had $1.7 billion of outstanding consolidated indebtedness as of September 30, 2017 (exclusive of net premiums and issuance costs, net of $1.2 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $460.5 million, with expiration dates through 2021.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.6 billion (94%) and $0.1 billion (6%), respectively, of our total consolidated indebtedness at September 30, 2017.

As of September 30, 2017, we had $38.1 million of fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this hedged debt.  A 100 basis point change in interest rates on our unhedged variable rate debt as of September 30, 2017 would change our annual cash flow by $0.9 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended September 30, 2017, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan ("2013 Plan").

The following table summarizes all of these repurchases during the three months ended September 30, 2017:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31	1,240	$19.29	N/A	N/A
August 1 - August 31	715	$19.94	N/A	N/A
September 1 - September 30	—	—	N/A	N/A
Total	1,955

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

KITE REALTY GROUP TRUST

November 3, 2017	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 3, 2017	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer)