Form 10-K
period 2017-12-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2018-02-20
CIK 1286043, 1636315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Kite Realty Group Trust:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐
						Emerging growth company	☐

Kite Realty Group, L.P.:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (do not check if a smaller reporting company)	☒	Smaller reporting company	☐
						Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $1.6 billion based upon the closing price on the New York Stock Exchange on such date.

The number of Common Shares outstanding as of February 16, 2018 was 83,599,742 ($.01 par value).

Documents Incorporated by Reference

Portions of the definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 9, 2018, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2017 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.

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
December 31, 2017

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•
national and local economic, business, real estate and other market conditions, particularly in light of low growth in the U.S. economy as well as economic uncertainty caused by fluctuations in the prices of oil and other energy sources and inflationary trends or outlook;

•	financing risks, including the availability of, and costs associated with, sources of liquidity;

•	our ability to refinance, or extend the maturity dates of, our indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant bankruptcies;

•	the competitive environment in which we operate;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	our ability to maintain our status as a real estate investment trust for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property we own;

•	the impact of online retail competition and the perception that such competition has on the value of shopping center assets;

•	risks related to the geographical concentration of our properties in Florida, Indiana and Texas;

•	insurance costs and coverage;

•	risks associated with cybersecurity attacks and the loss of confidential information and other business disruptions;

•	other factors affecting the real estate industry generally; and

•
other risks identified in this Annual Report on Form 10-K and, in other reports we file from time to time with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

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

As of December 31, 2017, we owned interests in 117 operating and redevelopment properties totaling approximately 23.3 million square feet. We also owned two development projects under construction as of this date.  Our retail operating portfolio was 94.8% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 2.5% of our total annualized base rent. In the aggregate, our largest 25 tenants accounted for 34.9% of our annualized base rent.  See Item 2, “Properties” for a list of our top 25 tenants by annualized base rent.

Significant 2017 Activities

Operating Activities

We continued to drive strong operating results from our portfolio as follows:

•	Net income attributable to common shareholders was $11.9 million for the year ended December 31, 2017;

•
Same Property Net Operating Income ("Same Property NOI") increased 2.9% in 2017 compared to 2016 primarily due to increases in rental rates, an increase in economic occupancy, and improved expense control and operating expense recovery;

•	We executed leases on 393 individual spaces for approximately 2.3 million square feet of retail space, achieving a blended cash rent spread of 9.0% for comparable leases;

•
Including the eight properties under redevelopment, our operating portfolio annual base rent per square foot as of December 31, 2017 was $16.32, an increase of $0.54 or 3.4% from the end of the prior year; and

•	Small shop leased percentage was 90.5% as of December 31, 2017, an increase of 160 basis points over the prior year.

Development and Redevelopment Activities

We believe evaluating our operating properties for development and redevelopment opportunities enhances shareholder value as it will make them more attractive for leasing to new tenants and it improves long-term values and economic returns. We initiated, advanced, and completed a number of development and redevelopment activities in 2017, including the following:

•
Eddy Street Commons – Phase II in South Bend, Indiana – Phase II of Eddy Street Commons is a mixed-use development at the University of Notre Dame that will include a retail component, apartments, townhomes, and a community center. The total projected costs for the project are currently $89.2 million. We are in the final stages of entering into a ground sublease with a multi-family developer who will fund the majority of these costs, leaving our share of the projected costs at $8.4 million.

We also began construction of a full-service Embassy Suites hotel at Phase I of Eddy Street Commons, which we project will cost $45.7 million to construct. In the fourth quarter of 2017, we entered into a joint venture in which we own a 35% non-controlling interest to develop and own this hotel. We expect our pro-rata share of the total estimated project costs to be $13.9 million. Funding for both Eddy Street Commons projects will include a total of $22.1 million in net tax increment financing proceeds.

•
Holly Springs Towne Center – Phase II near Raleigh, North Carolina – O2 Fitness opened in December 2017, completing the Phase II expansion. This development is also anchored by Bed Bath & Beyond, DSW, and Carmike Theatres.

•
Parkside Town Commons – Phase II near Raleigh, North Carolina – Phase II of this development is anchored by Frank CineBowl and Grille, Golf Galaxy, Stein Mart, and Hobby Lobby, the latter opening in December 2017. We transitioned this development project to the operating portfolio at the end of the second quarter of 2017. The property is 97.5% leased as of December 31, 2017.

•
Under Construction Redevelopment, Reposition, and Repurpose (“3-R”) Projects. Our 3-R initiative continued to progress in 2017. There are a total of seven projects currently under construction, which have an estimated combined annualized return of approximately 8% to 9%, with an aggregate cost expected to range from $71 million to $77 million. Another four projects are under active evaluation.

We completed construction on the following 3-R projects during 2017:

◦
Bolton Plaza in Jacksonville, Florida – We replaced vacant shop space with Marshalls, which opened in March 2017, and Aldi, which opened in January 2018. Total costs were $5.2 million, and the projected annual return is 10.5%.

◦
Castleton Crossing in Indianapolis, Indiana – We demolished certain existing space and created a new outparcel small shop building. The new tenants include Chipotle, Capriotti's and Verizon Wireless. Total costs were $3.3 million, and the projected annual return is 11.8%.

◦
Centennial Gateway in Las Vegas, Nevada – We recaptured an existing anchor space and retenanted with Trader Joe's, which opened in June 2017. Total costs were $1.1 million, and the projected annual return is 30.0%.

◦
Market Street Village in Fort Worth, Texas – We recaptured a 15,000 square foot anchor space and retenanted with Party City, which opened in April 2017. Total costs were $0.8 million, and the projected annual return is 30.9%.

◦
Northdale Promenade in Tampa, Florida – We rightsized and demolished certain small shop space to add Ulta Beauty and Crispers, which opened in 2016, and Tuesday Morning, which opened in July 2017. Total costs were $4.2 million, and the projected annual return is 14.4%.

◦
Portofino Shopping Center - Phase I in Houston, Texas – We constructed two small shop buildings on outparcels and added several tenants, including Mattress Firm and Destination XL. Total costs were $5.1 million, and the projected annual return is 9.1%.

◦
Trussville Promenade in Birmingham, Alabama – We replaced vacant shop space with Ross Dress for Less, which opened in November 2017. Total costs were $3.7 million, and the projected annual return is 9.5%.

We commenced construction on the following 3-R projects during 2017:

◦
Beechwood Promenade in Athens, Georgia – This project includes replacing vacant anchor and shop space with Michaels and constructing a new outlot for Starbucks. We expect total costs for this project to range between $8 million to $9 million, with an estimated annualized return of approximately 8.5% to 9.5%.

◦
Burnt Store Promenade in Punta Gorda, Florida – We completed construction on a new expanded Publix Supermarket, which opened in July 2017. We executed leases with Pet Supermarket, Inc., which opened in July 2017, and Anytime Fitness, which opened in October 2017. We expect to lease additional vacant shop space in 2018. We expect total costs for this project to range between $9 million to $10 million, with an estimated annualized return of approximately 10.5% to 11.5%.

◦	Centennial Center in Las Vegas, Nevada – This project will include repositioning two retail buildings totaling 14,000 square feet, construction of a new Panera Bread outlot, and enhancing buildings and improving access to the main entry point. We expect total costs for this project to range between $4 million to $5 million, with an estimated annualized return of approximately 10.0% to 11.0%.

◦
Fishers Station in Indianapolis, Indiana – We demolished the previous anchor space and executed a 123,000 square foot ground lease for a new Kroger Marketplace. We expect total costs for this project to range between $10.5 million to $11.5 million, with an estimated annualized return of approximately 9.5% to 10.5%.

◦
Rampart Commons in Las Vegas, Nevada – This project includes relocating, retenanting, and renegotiating leases as part of a new development plan. We will upgrade building facades and landscape throughout the center. This project is anchored by Williams Sonoma, Pottery Barn, Ann Taylor, North Italia, Athleta, Flower Child, Honey Salt and P.F. Chang's. We expect total costs for this project to range between $16 million to $17 million, with an estimated annualized return of approximately 7.0% to 7.5%.

Financing and Capital Raising Activities.

 In 2017, we were able to maintain our strong balance sheet, financial flexibility and liquidity to fund future growth.  We ended the year with approximately $398 million of combined cash and borrowing capacity on our unsecured revolving credit facility. We have a well-laddered debt maturity schedule with only $82.4 million maturing through December 31, 2020 and a debt service coverage ratio of 3.5x as of December 31, 2017.  We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings were unchanged during 2017.

Portfolio Recycling Activities

During 2017, we sold four non-core operating properties. These sales generated $78 million of gross proceeds that were used to pay down our existing unsecured revolving credit facility and partially fund our redevelopment costs.

Cash Distributions

We declared total cash distributions of $1.225 per common share with payment dates as follows:

Payment Date	Amount Per Share
April 13, 2017	$0.3025
July 13, 2017	$0.3025
October 13, 2017	$0.3025
January 12, 2018	$0.3175

Business Objectives and Strategies

Our primary business objectives are to increase the cash flow and value of our properties, achieve sustainable long-term growth and maximize shareholder value primarily through the operation, acquisition, development, and redevelopment of well-located community and neighborhood shopping centers.  We invest in properties with well-located real estate and strong demographics, and we use our leasing and management strategies to improve the long-term values and economic returns of our properties.  We believe the properties in our 3-R initiative represent attractive opportunities for profitable renovation and expansion.

We seek to implement our business objectives through the following strategies, each of which is more completely described in the sections that follow:

•
Operating Strategy: Maximizing the internal growth in revenue from our operating properties by leasing and re-leasing to a diverse group of retail tenants at increasing rental rates, when possible, and redeveloping or renovating certain properties to make them more attractive to existing and prospective tenants and consumers;

•
Growth Strategy: Using cash flow, equity, and debt capital prudently to selectively acquire additional retail properties and redevelop or renovate our existing properties where we believe that investment returns would meet or exceed internal benchmarks; and

•
Financing and Capital Preservation Strategy: Maintaining a strong balance sheet with sufficient flexibility to fund our operating and investment activities.  Funding sources include the public equity and debt market, our existing revolving credit facility, new secured debt, internally generated funds, proceeds from selling land and properties that no longer fit our strategy, and potential strategic joint ventures. We continuously monitor the capital markets and may consider raising additional capital when appropriate.

Operating Strategy. Our primary operating strategy is to maximize rental rates and occupancy levels by attracting and retaining a strong and diverse tenant base. Most of our properties are located in regional and neighborhood trade areas with attractive demographics, which allows us to maintain and, in many cases, increase occupancy and rental rates. We seek to implement our operating strategy by, among other things:

•	increasing rental rates upon the renewal of expiring leases or re-leasing space to new tenants while minimizing vacancy to the extent possible;

•	maximizing the occupancy of our operating portfolio;

•	minimizing tenant turnover;

•	maintaining leasing and property management strategies that maximize rent growth and cost recovery;

•	maintaining a diverse tenant mix that limits our exposure to the financial condition of any one tenant or any category of tenants;

•	maintaining and improving the physical appearance, condition, and design of our properties and other improvements located on our properties to enhance our ability to attract customers;

•	implementing defensive strategies against e-commerce competition;

•	actively managing costs to minimize overhead and operating costs;

•
maintaining strong tenant and retailer relationships in order to avoid rent interruptions and reduce marketing, leasing and tenant improvement costs that result from re-leasing space to new tenants; and

•	taking advantage of under-utilized land or existing square footage, reconfiguring properties for more profitable use, and adding ancillary income sources to existing facilities.

We successfully executed our operating strategy in 2017 in a number of ways, including Same Property NOI growth of 2.9%, or 3.2% excluding the impact of the 3-R initiative, a blended new and renewal cash leasing spread of 9.0%, and an increase in our small shop leased percentage to 90.5% as of year end, an increase of 160 basis points over the prior year. We have placed significant emphasis on maintaining a diverse retail tenant mix which has resulted in no tenant accounting for more than 2.5% of our annualized base rent. See Item 2, “Properties” for a list of our top tenants by gross leasable area ("GLA") and annualized base rent.

Growth Strategy. Our growth strategy includes the selective deployment of resources to projects that are expected to generate investment returns that meet or exceed our internal benchmarks. We implement our growth strategy in a number of ways, including:

•
continually evaluating our operating properties for redevelopment and renovation opportunities that we believe will make them more attractive for leasing to new tenants, right sizing anchor space while increasing rental rates, or re-leasing to existing tenants at increased rental rates;

•
disposing of selected assets that no longer meet our long-term investment criteria and recycling the net proceeds into assets that provide attractive returns and rent growth potential in targeted markets or using the proceeds to repay debt, thereby reducing our leverage; and

•	selectively pursuing the acquisition of retail operating properties, portfolios and companies in markets with strong demographics.

In evaluating opportunities for potential acquisition, development, redevelopment and disposition, we consider a number of factors, including:

•	the expected returns and related risks associated with the investments relative to our combined cost of capital to make such investments;

•	the current and projected cash flow and market value of the property and the potential to increase cash flow and market value if the property were to be successfully re-leased or redeveloped;

•	the price being offered for the property, the current and projected operating performance of the property, the tax consequences of the transaction, and other related factors;

•
opportunities for improving the tenant mix at our properties through the placement of anchor tenants such as value retailers, grocers, soft goods stores, theaters, or sporting goods retailers, as well as an further enhancing a diverse tenant mix that includes restaurants, specialty shops, service retailers such as banks, dry cleaners and hair salons, and shoe and clothing retailers, some of which provide staple goods to the community and offer a high level of convenience;

•	the configuration of the property, including ease of access, availability of parking, visibility, and the demographics of the surrounding area; and

•	the level of success of existing properties in the same or nearby markets.

In 2017, we delivered nine development and 3-R projects to the operating portfolio, and we expect to deliver several more in 2018. Our 3-R initiative currently includes seven projects under construction with total estimated costs of $71 million to $77 million. In addition, we are currently evaluating additional opportunities at four of our operating properties, with total estimated costs expected to be in the range of $40 million to $56 million.

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

Our primary financing and capital preservation strategy is to maintain a strong balance sheet and enhance our flexibility to fund operating and investment activities in the most cost-effective way. We consider a number of factors when evaluating the amount and type of additional indebtedness we may elect to incur.  Among these factors are the construction costs or purchase prices of properties to be developed or acquired, the estimated market value of our properties and the Company as a whole upon consummation of the financing, and the ability to generate cash flow to cover expected debt service.

Strengthening our balance sheet continues to be one of our top priorities.  We maintain an investment grade credit rating and completed an inaugural public offering of senior unsecured notes in 2016.  We expect our investment grade credit rating will continue to enable us to opportunistically access the public unsecured bond market and will allow us to lower our cost of capital and provide greater flexibility in managing the acquisition and disposition of assets in our operating portfolio.

We intend to continue implementing our financing and capital strategies in a number of ways, which may include one or more of the following actions:

•
prudently managing our balance sheet, including maintaining sufficient capacity under our unsecured revolving credit facility so that we have additional capacity available to fund our development and redevelopment projects and pay down maturing debt if refinancing that debt is not practical;

•	extending the maturity dates of and/or refinancing our near-term mortgage, construction and other indebtedness;

•	expanding our unencumbered asset pool;

•	raising additional capital through the issuance of common shares, preferred shares or other securities;

•	managing our exposure to interest rate increases on our variable-rate debt through the selective use of fixed rate hedging transactions;

•	issuing unsecured bonds in the public markets, and securing property-specific long-term non-recourse financing; and

•	entering into joint venture arrangements in order to access less expensive capital and to mitigate risk.

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

Affordable Care Act. Effective January 2015, we may be subject to excise taxes under the employer mandate provisions of the Affordable Care Act ("ACA") if we (i) do not offer health care coverage to substantially all of our full-time employees and their dependents or (ii) do not offer health care coverage that meets the ACA's affordability and minimum value standards. The excise tax is based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than $0.3 million, as we had 147 full-time employees as of December 31, 2017.

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

Offices

Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

As of December 31, 2017, we had 147 full-time employees. The majority of these employees were based at our Indianapolis, Indiana headquarters.

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

Certain sectors of the United States economy are experiencing sustained weakness.  Over the past several years, this structural weakness has resulted in the bankruptcy or weakened financial condition of a number of retailers, decreased consumer spending, increased home foreclosures, low consumer confidence, and reduced demand and rental rates for certain retail space. General economic factors that are beyond our control, including, but not limited to, economic recessions, decreases in consumer confidence and spending, decreases in business confidence and business spending, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, higher tax rates or other changes in taxation, rising interest rates, business layoffs, downsizing and industry slowdowns, unemployment and/or rising or falling inflation, could have a negative impact on the business of our retail tenants.  In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things, (i) have difficulty paying their rent obligations as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or request rent concessions on such leases, or (iv) be forced to curtail operations or declare bankruptcy.  We are also susceptible to other developments and conditions that could have a material adverse effect on our business. These developments and conditions include relocations of businesses, changing demographics (including the number of households and average household income surrounding our properties), increasing consumer shopping via the internet (or e-commerce), other changes in retailers' and consumers' preferences and behaviors, infrastructure quality, federal, state, and local budgetary constraints and priorities, increases in real estate and other taxes, increased government regulation and the related compliance cost, decreasing valuations of real estate, and other factors.

Further, we continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate assets may not be recoverable.  Challenging market conditions could require us to recognize impairment charges with respect to one or more of our properties, or a loss on the disposition of one or more of our properties.

The expansion of e-commerce may impact our tenants and our business

E-commerce continues to gain in popularity and its growth is likely to continue in the future. E-commerce could result in a downturn in the businesses of some of our tenants and affect the way current and prospective tenants lease space or operate their businesses, including by reducing the size or number of their retail locations in the future. We cannot predict with certainty how the growth in e-commerce will impact the demand for space at our properties or the revenue generated at our properties in the future. Although we continue to respond to these trends, including by entering into or renewing leases with tenants whose businesses are perceived as relatively resistant to e-commerce (such as services, restaurant, grocery, specialty and other experiential retailers), the risks associated with e-commerce could have an adverse effect on our cash flow and operating results.

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

Because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space, due to the economic factors discussed above or otherwise, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate property portfolio. The market for retail space has been, and could be in the future, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing e-commerce and the perception such online retail has on the value of shopping center assets. To the extent that any of these conditions occur, they are likely to negatively affect market rents for retail space and could materially and adversely affect our financial condition, results of operations, cash flow, common share trading price, and ability to satisfy our debt service obligations and to pay distributions to our shareholders.

The closure of any stores by any non-owned anchor tenant or major tenant with leases in multiple locations, because of a deterioration of its financial condition or otherwise, could have a material adverse effect on our results of operations.

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly during periods of economic or political uncertainty.  Economic and political uncertainty, including uncertainty related to taxation, may affect our tenants, joint venture partners, lenders, financial institutions and general economic conditions, such as consumer confidence and spending, business confidence and spending and the volatility of the stock market. In the event of a prolonged or severe economic downturn, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. Lease terminations or failure of a major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers because of contractual co-tenancy termination or rent reduction rights under the terms of some leases.  In that event, we may be unable to re-lease the vacated space at attractive rents or at all.  In some cases, it may take significant time to re-lease a space, particularly space once occupied by a major tenant or non-owned anchor. Additionally, in the event our tenants are involved in mergers or acquisitions with or by third parties or undertake other restructurings, such tenants may choose to terminate their leases, vacate the leased premises or not renew their leases if they consolidate, downsize or relocate their operations as a result of the transaction. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could have a material adverse effect on our results of operations.

We face potential material adverse effects from tenant bankruptcies, and we may be unable to collect balances due from such tenants, replace the tenant at current rates, or at all.

Tenant bankruptcies may increase during periods of difficult economic conditions. We cannot make any assurances that a tenant that files for bankruptcy protection will continue to pay its rent obligations. A bankruptcy filing by one of our tenants or a lease guarantor would legally prohibit us from collecting pre-bankruptcy debts from that tenant or the lease guarantor, unless we receive an order from the bankruptcy court permitting us to do so. Such bankruptcies could delay or ultimately preclude collection of amounts owed to us. A tenant in bankruptcy may attempt to renegotiate the lease or request significant rent concessions. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages, including pre-bankruptcy balances. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold from a tenant in bankruptcy, which would result in a reduction in our cash flow and in the amount of cash available for distribution to our shareholders.

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

Our ability to make expected distributions to our shareholders depends on our being able to generate substantial revenues from our properties. Periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Such events would materially and adversely affect our financial condition, results of operations, cash flow, per share trading price of our common shares, ability to satisfy debt service obligations, and ability to make distributions to shareholders.

In addition, other events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include but are not limited to:

•	adverse changes in the national, regional and local economic climate, particularly in Florida, Indiana and Texas where 25%, 14% and 12%, respectively, of our total annualized base rent is located;

•	tenant bankruptcies;

•	local oversupply of rental space, increased competition or reduction in demand for rentable space;

•	inability to collect rent from tenants or having to provide significant rent concessions to tenants;

•	vacancies or our inability to rent space on favorable terms;

•	downward trends in market rental rates;

•	inability to finance property development, tenant improvements and acquisitions on favorable terms;

•	increased operating costs, including costs incurred for maintenance, insurance premiums, utilities and real estate taxes and a decrease in our ability to recover such increased costs from our tenants;

•	the need to periodically fund the costs to repair, renovate and re-lease spaces in our operating properties;

•	decreased attractiveness of our properties to tenants;

•	weather conditions that may increase energy costs and other weather-related expenses, such as snow removal costs;

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

We compete with numerous developers, owners and operators of retail shopping centers, regional malls, and outlet malls for tenants. These competitors include institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same markets as ours but which have greater capital resources. As of December 31, 2017, leases representing 7.1% of our total annualized base rent were scheduled to expire in 2018.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may be unable to lease on satisfactory terms and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our leases with them expire. We also may be required to offer more substantial rent abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements than we have historically.  As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be materially adversely affected. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make, which would reduce cash available for distributions to shareholders. If retailers or consumers perceive that shopping at other venues, online or by phone is more convenient, cost-effective or otherwise more attractive, our revenues and profitability also may suffer.

Because of our geographic concentration in Florida, Indiana and Texas, a prolonged economic downturn in these states could materially and adversely affect our financial condition and results of operations.

The specific markets in which we operate may face challenging economic conditions that could persist into the future.  In particular, as of December 31, 2017, rents from our owned square footage in the states of Florida, Indiana and Texas comprised 25%, 14%, and 12% of our annualized base rent, respectively.  This level of concentration could expose us to greater economic risks than if we owned properties in numerous geographic regions. Adverse economic or real estate trends in Florida, Indiana, Texas, or the surrounding regions, or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms, or at all, and have other material adverse effects on our business.

Disruptions in the financial markets generally, or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing on favorable terms or at all.  These disruptions could impact the overall amount of equity and debt financing available, lower loan to value ratios, cause a tightening of lender underwriting standards and terms and cause higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. We have approximately $82.4 million of debt maturities through December 31, 2020, with other significant debt obligations maturing after 2020. If we are not successful in refinancing our outstanding debt when it becomes due, we may have to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. We currently have sufficient capacity under our unsecured revolving credit facility and operating cash flows to retire outstanding debt maturing through 2020 in the event we are not able to refinance such debt when it becomes due, but we cannot provide any assurance that we will be able to maintain capacity to retire any or all of our outstanding debt beyond 2020.

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

We had $1.7 billion of consolidated indebtedness outstanding as of December 31, 2017, which may have a material adverse effect on our financial condition and results of operations and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest, along with any applicable prepayment premium, may materially adversely affect our operating performance. We had $1.7 billion of consolidated outstanding indebtedness as of December 31, 2017.  At December 31, 2017, $573.7 million of our debt bore interest at variable rates ($138.2 million when reduced by our $435.5 million of fixed interest rate swaps). Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it could materially adversely affect our results of operations. For example, if market rates of interest on our variable rate debt outstanding, net of cash flow hedges, as of December 31, 2017 increased by 1%, the increase in interest expense on our unhedged variable rate debt would decrease future cash flows by approximately $1.4 million annually.

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

Certain of our loan agreements contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under such loans.  The agreements relating to our unsecured revolving credit facility, unsecured term loan and seven-year unsecured term loan contain provisions providing that any “Event of Default” under one of these facilities or loans will constitute an “Event of Default” under the other facility or loan. In addition, these agreements relating to our unsecured revolving credit facility, unsecured term loan and seven-year unsecured term loan, as well as the agreement relating to our senior unsecured notes, include a provision providing that any payment default under an agreement relating to any material indebtedness will constitute an “Event of Default” thereunder. These provisions could allow the lending institutions to accelerate the amount due under the loans.  If payment is accelerated, our assets may not be sufficient to repay such debt in full, and, as a result, such an event may have a material adverse effect on our cash flow, financial condition and results of operations.  We were in compliance with all applicable covenants under the agreements relating to our unsecured revolving credit facility, unsecured term loan and seven-year unsecured term loan and senior unsecured notes as of December 31, 2017, although there can be no assurance that we will continue to remain in compliance in the future.

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

As of December 31, 2017, we owned nine of our operating properties through consolidated joint ventures and interests in two properties through unconsolidated joint ventures. As of December 31, 2017, the nine properties represented 13.4% of the annualized base rent of the portfolio. In addition, we currently own land held for development through one consolidated joint venture.  Our joint ventures may involve risks not present with respect to our wholly owned properties, including the following:

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

As of December 31, 2017, we have two development projects and 11 3-R projects under construction or in the development planning stage including de-leasing space, evaluating development plans and costs with potential tenants and in some cases modified uses such as apartments. New development and redevelopment projects and property acquisitions are subject to a number of risks, including, but not limited to:

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

•	the failure to meet anticipated occupancy or rent levels within the projected time frame, if at all;

•	inability to operate successfully in new markets where new properties are located;

•	inability to successfully integrate new properties into existing operations;

•	exposure to fluctuations in the general economy due to the significant time lag between commencement and completion of development and redevelopment projects;

•	failure to receive required zoning, occupancy, land use and other governmental permits and authorizations and changes in applicable zoning and land use laws; and

•	difficulty or inability to obtain any required consents of third parties, such as tenants, mortgage lenders and joint venture partners.

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

We currently have two development projects and seven 3-R projects under construction. We have also identified four additional 3-R opportunities at our operating properties and expect to commence redevelopment in the future. In connection with any development or redevelopment of our properties, we will bear certain risks, including the risk of construction delays or cost overruns that may increase project costs and make a project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, various tenants may have the right to withdraw from a property if a development or redevelopment project is not completed on schedule and required third-party consents may be withheld. In the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss, or an impairment charge could occur.

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

Rising operating expenses could reduce our cash flow and funds available for future distributions, particularly if such expenses are not offset by an increase in corresponding revenues.

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

Our business faces potential risks associated with natural disasters, severe weather conditions and climate change, which could have an adverse effect on our cash flow and operating results.

Changing weather patterns and climatic conditions may affect the predictability and frequency of natural disasters in some parts of the world and create additional uncertainty as to future trends and exposures. Our properties are located in many areas that are subject to or have been affected by natural disasters and severe weather conditions such as hurricanes, tropical storms, tornadoes, earthquakes, droughts, floods and fires. Over time, the occurrence of natural disasters, severe weather conditions and changing climatic conditions can delay new development and redevelopment projects, increase repair costs and future insurance costs and negatively impact the demand for lease space in the affected areas, or in extreme cases, affect our ability to operate the properties at all. These risks could have an adverse effect on our cash flow and operating results.

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

Our declaration of trust authorizes our Board of Trustees to, among other things, issue additional common shares without shareholder approval. The issuance of substantial numbers of our common shares in the public market or the perception that such issuances might occur could adversely affect the per share trading price of our common shares. In addition, any such issuance could dilute our existing shareholders' interests in our company. Furthermore, if our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2017, we had outstanding 83,606,068 common shares, and substantially all of these shares are freely tradable.  In addition, 1,974,830 units of our Operating Partnership were owned by our executive officers and other individuals as of December 31, 2017, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC to register common shares issued (or issuable upon redemption of units in our Operating Partnership) in our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

Our future success depends, to a significant extent, upon the continued services of our existing executive officers. The experience of our executive officers in the areas of real estate acquisition, development, finance and management is a critical element of our future success. We have entered into employment agreements with certain members of senior management. Each employment agreement automatically renewed for one additional year on July 1, 2017. Each agreement will continue to renew each July 1st thereafter unless we or the individual elects not to renew the agreement. If one or more of our key executive officers were to die, become disabled or otherwise leave our employ, we may not be able to replace this person with an executive of equal skill, ability, and industry expertise within a reasonable timeframe. Until suitable replacements could be identified and hired, our operations and financial condition could be negatively affected.

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

The stock markets (including The New York Stock Exchange (the “NYSE”) on which we list our common shares) have experienced significant price and volume fluctuations. The market price of our common shares could be similarly volatile, and investors in our shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

•	our financial condition and operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	perceived or actual effects of e-commerce competition;

•	bankruptcy or negative publicity about one or more of our larger tenants;

•	our credit or analyst ratings;

•	publication by securities analysts of research reports about us, our industry, or the retail industry;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry including tax reform;

•	speculation in the press or investment community;

•	actions by institutional shareholders, hedge funds or other investors;

•	increases or decreases in dividends;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

 In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Changes in accounting standards may adversely impact our financial results.

The Financial Accounting Standards Board (the “FASB”), in conjunction with the SEC, has issued and may issue key pronouncements that impact how we account for our material transactions, including, but not limited to, lease accounting, business combinations and the recognition of other revenues. We are unable to predict which, if any, proposals may be issued in the future or what level of impact any such proposal could have on the presentation of our consolidated financial statements, our results of operations and the financial ratio required by our debt covenants.

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

If we fail to qualify as a REIT for federal income tax purposes and are unable to avail ourselves of certain savings provisions set forth in the Code:

•
We would be taxed as a non-REIT "C" corporation, which under current laws, among other things, means being able to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates and being subject to the federal alternative minimum tax (for taxable years beginning before December 31, 2017) and possibly increased state and local taxes;

•
We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify. Since we are the successor to Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") for federal income tax purposes as a result of its merger with us (the "Merger"), the rule against re-electing REIT status following a loss of such status also would apply to us if Inland Diversified failed to qualify as a REIT in any of its 2011 through 2014 tax years.  Although Inland Diversified believed that it was organized and operated in conformity with the requirements for qualification and taxation as a REIT for each of its taxable years prior to the Merger, Inland Diversified did not request a ruling from the IRS that it qualified as a REIT, and thus no assurance can be given that it qualified as a REIT;

•
We would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. Moreover, such failure would cause an event of default under our unsecured revolving credit facility and unsecured term loans and may adversely affect our ability to raise capital and to service our debt.  This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders; and

•	We would be required to pay penalty taxes of $50,000 or more for each such failure.

If Inland Diversified failed to qualify as a REIT for a taxable year before the Merger or for the taxable year that includes the Merger and no relief is available, in connection with the Merger we would succeed to any earnings and profits accumulated by Inland Diversified for the taxable periods that it did not qualify as a REIT, and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including significant interest payments to the IRS) to eliminate such earnings and profits.

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

If Inland Diversified failed to qualify as a REIT for a taxable year before the Merger or the taxable year that includes the Merger and no relief is available, as a result of the Merger (a) we would inherit any corporate income tax liabilities of Inland Diversified for Inland Diversified’s open tax years (generally three years or Inland Diversified’s 2011 through 2014 tax years but possibly extending back six years or Inland Diversified’s initial 2009 tax year through its 2014 tax year), including penalties and interest, and (b) we would be subject to tax on the built-in gain on each asset of Inland Diversified existing at the time of the Merger if we were to dispose of the Inland Diversified asset within five years following the Merger (i.e. before  July 1, 2019).

REIT distribution requirements may increase our indebtedness.

We may be required from time to time, under certain circumstances, to accrue income for tax purposes that has not yet been received. In such event, or upon our repayment of principal on debt, we could have taxable income without sufficient cash to enable us to meet the distribution requirements of a REIT. Accordingly, we could be required to borrow funds or liquidate investments on adverse terms in order to meet these distribution requirements. Additionally, the sale of properties resulting in significant tax gains could require higher distributions to our shareholders or payment of additional income taxes in order to maintain our REIT status.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the taxable REIT subsidiary, provided, however, losses in our taxable REIT subsidiary arising in taxable years beginning after December 31, 2017 may only be carried forward and may only be deducted against 80% of future taxable income in the taxable REIT subsidiary.

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

Dividends paid by REITs generally do not qualify for effective tax rates as low as dividends paid by non-REIT "C" corporations.

The maximum rate applicable to “qualified dividend income” paid by non-REIT “C” corporations to certain non-corporate U.S. shareholders has been reduced by legislation to 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income).  Dividends payable by REITs, however, generally are not eligible for the reduced rates. Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate shareholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For non-corporate shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations. This does not adversely affect the taxation of REITs, however, it could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT “C” corporations that pay dividends, which could adversely affect the value of our common shares.

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

The IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, regulations and other guidance. The Company cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify the Company's tax treatment and, therefore, may adversely affect our taxation or taxation of our shareholders. In particular, H.R.1 (Tax Cuts & Jobs Act), which was signed into law on December 22, 2017 and which generally takes effect for taxable years beginning on or after January 1, 2018, makes many significant changes to the federal income tax laws that will profoundly impact the taxation of individuals and corporations (both non-REIT “C” corporations as well as corporations that have elected to be taxed as REITs). A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Retail Operating Properties

As of December 31, 2017, we owned interests in a portfolio of 105 retail operating properties totaling approximately 21.2 million square feet of total GLA (including approximately 6.2 million square feet of non-owned anchor space).  The following table sets forth more specific information with respect to our retail operating properties as of December 31, 2017:

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Alabama
Trussville Promenade	Birmingham	1999	463,836	376,010	87,826	95.2%	100.0%	74.5%	$9.67	Wal-Mart, (Sam's Club)	Regal Cinemas, Marshalls, Big Lots, PetSmart, Dollar Tree, Ross Dress for Less, (Kohl's)
Arizona
The Corner	Tucson	2008	79,902	55,883	24,019	100.0%	100.0%	100.0%	29.50	Total Wine & More	Nordstrom Rack, Panera Bread, (Home Depot)
Connecticut
Killingly Commons[3]	Killingly	2010	205,683	148,250	57,433	96.9%	100.0%	89.0%	16.30	Stop & Shop Supermarket, (Target)	TJ Maxx, Bed Bath & Beyond, Michaels, Petco, Staples, Lowe's Home Improvement Center
Florida
12th Street Plaza	Vero Beach	1978/2003	135,016	121,376	13,640	100.0%	100.0%	100.0%	10.05	Publix	Stein Mart, Tuesday Morning
Bayport Commons	Tampa	2008	97,163	71,540	25,623	64.5%	58.0%	82.6%	18.45	(Target)	PetSmart, Michaels
Bolton Plaza	Jacksonville	1986/2014	154,555	136,195	18,360	100.0%	100.0%	100.0%	9.76	Aldi	LA Fitness, Academy Sports, Marshalls, Panera Bread
Centre Point Commons	Bradenton	2007	119,275	93,574	25,701	100.0%	100.0%	100.0%	17.50		Best Buy, Dick's Sporting Goods, Office Depot, Panera Bread, (Lowe's Home Improvement Center)
Cobblestone Plaza	Ft. Lauderdale	2011	133,220	68,169	65,051	84.9%	70.4%	100.0%	30.78	Whole Foods	Party City
Colonial Square	Fort Myers	2010	186,609	150,505	36,104	69.7%	71.9%	60.6%	13.06		Kohl's, Hobby Lobby, PetSmart,
Delray Marketplace[3]	Miami	2013	260,181	118,136	142,045	99.3%	100.0%	98.6%	26.35	Publix	Frank Theatres, Burt & Max's, Carl's Patio, Ann Taylor Loft, Chicos, White House Black Market
Estero Town Commons	Naples	2006	25,696	—	25,696	80.4%	—%	80.4%	14.72		Lowe's Home Improvement Center, Dollar Tree
Gainesville Plaza	Gainesville	1970/2015	162,309	125,162	37,147	92.3%	100.0%	66.4%	9.44	Save a Lot	Ross Dress for Less, Burlington, 2nd and Charles
Hunter's Creek Promenade	Orlando	1994	119,729	55,999	63,730	100.0%	100.0%	100.0%	14.67	Publix
Indian River Square	Vero Beach	1997/2004	142,592	109,000	33,592	92.5%	100.0%	68.2%	11.43	(Target)	Beall's, Office Depot, Dollar Tree
International Speedway Square	Daytona	1999/2013	233,424	203,405	30,019	98.3%	100.0%	86.7%	11.30	Total Wine & More	Bed, Bath & Beyond, Stein Mart, Old Navy, Staples, Michaels, Dick’s Sporting Goods, Shoe Carnival
Kings Lake Square	Naples	1986/2014	88,588	45,600	42,988	95.5%	100.0%	90.8%	18.50	Publix
Lake City Commons	Lake City	2008	65,723	45,600	20,123	100.0%	100.0%	100.0%	14.82	Publix
Lake City Commons - Phase II	Lake City	2011	16,291	12,131	4,160	100.0%	100.0%	100.0%	15.62	Publix	PetSmart
Lake Mary Plaza	Orlando	2009	21,370	14,880	6,490	100.0%	100.0%	100.0%	37.49		Walgreens
Lakewood Promenade	Jacksonville	1948/1998	196,739	77,840	118,899	85.8%	100.0%	76.6%	12.42	Winn Dixie	SteinMart, Starbuck's, Salon Lofts
Lithia Crossing	Tampa	2003/2013	90,505	53,547	36,958	98.7%	100.0%	96.8%	15.19	The Fresh Market	Stein Mart, Chili's, Panera Bread
Miramar Square	Ft. Lauderdale	2008	224,737	137,505	87,232	86.6%	85.5%	93.6%	16.07		Kohl's, Miami Children's Hospital, Dollar General
Northdale Promenade	Tampa	1985/2017	173,862	118,269	55,593	99.4%	100.0%	98.1%	12.84	(Winn Dixie)	TJ Maxx, Ulta Beauty, Beall's, Crunch Fitness, Tuesday Morning
Palm Coast Landing at Town Square	Palm Coast	2010	168,352	100,822	67,530	98.6%	100.0%	96.6%	18.91	(Target)	Michaels, PetSmart, Ross Dress for Less, TJ Maxx, Ulta Beauty
Pine Ridge Crossing	Naples	1993	105,962	66,435	39,527	100.0%	100.0%	100.0%	17.92	Publix, (Target)	Ulta Beauty, (Beall's)

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Pleasant Hill Commons	Orlando	2008	70,643	45,600	25,043	98.3%	100.0%	95.2%	$15.15	Publix
Riverchase Plaza	Naples	1991/2001	78,291	48,890	29,401	100.0%	100.0%	100.0%	16.31	Publix
Saxon Crossing	Orange City	2009	119,907	95,304	24,603	94.2%	100.0%	71.9%	15.00	(Target)	Hobby Lobby, LA Fitness, (Lowe's Home Improvement Center)
Shoppes of Eastwood	Orlando	1997	69,076	51,512	17,564	98.1%	100.0%	92.5%	13.53	Publix
Shops at Eagle Creek	Naples	1983/2013	70,768	50,187	20,581	98.4%	100.0%	94.3%	15.81	The Fresh Market	Staples, (Lowe's Home Improvement Center), Panera Bread
Tamiami Crossing	Naples	2016	121,705	121,705	—	100.0%	100.0%	—%	12.51	Aldi, (Wal-Mart)	Marshalls, Michaels, PetSmart, Ross Dress for Less, Stein Mart, Ulta Beauty
Tarpon Bay Plaza	Naples	2007	82,528	60,139	22,389	96.6%	100.0%	87.5%	17.80	(Target)	PetSmart, Cost Plus World Market, Staples, Panera Bread
Temple Terrace	Temple Terrace	2012	90,328	58,798	31,530	92.9%	100.0%	79.6%	10.55	Winn Dixie	Burger King
The Landing at Tradition	Port St. Lucie	2007	360,276	290,396	69,880	83.8%	86.1%	74.2%	16.00	(Target)	TJ Maxx, Ulta Salon, Bed Bath & Beyond, LA Fitness, Michaels, Old Navy, PetSmart, Pier 1, DSW, Five Below
The Shops at Julington Creek	Jacksonville	2011	40,219	21,038	19,181	96.5%	100.0%	92.6%	19.43	The Fresh Market
Tradition Village Center	Port St. Lucie	2006	84,084	45,600	38,484	95.5%	100.0%	90.2%	17.08	Publix
Waterford Lakes Village	Orlando	1997	77,971	51,703	26,268	98.4%	100.0%	95.2%	13.13	Winn Dixie
Georgia
Mullins Crossing	Evans	2005	251,712	205,716	45,996	100.0%	100.0%	100.0%	12.73	(Target)	Ross Dress for Less, Babies "R" Us, Kohls, La-Z Boy, Marshalls, Office Max, Petco, Ulta Beauty, Panera Bread
Publix at Acworth	Atlanta	1996	69,640	37,888	31,752	98.3%	100.0%	96.2%	12.52	Publix
The Centre at Panola	Atlanta	2001	73,061	51,674	21,387	100.0%	100.0%	100.0%	13.04	Publix
Illinois
Fox Lake Crossing	Chicago	2002	99,136	65,977	33,159	90.7%	100.0%	72.2%	13.34	Dominick's Finer Foods	Dollar Tree
Naperville Marketplace	Chicago	2008	83,743	61,683	22,060	100.0%	100.0%	100.0%	13.83	(Caputo's Fresh Market)	TJ Maxx, PetSmart,
South Elgin Commons	Chicago	2011	128,000	128,000	—	100.0%	100.0%	—%	14.55	(Target)	LA Fitness, Ross Dress for Less, Toys "R" Us/Babies "R" Us
Indiana
54th & College	Indianapolis	2008	—	—	—	—%	—%	—%	0.00	The Fresh Market
Beacon Hill	Crown Point	2006	56,820	11,043	45,777	98.0%	100.0%	97.5%	16.09	(Strack & Van Till)	(Walgreens), Jimmy John's, Rosati's, Great Clips
Bell Oaks Centre	Newburgh	2008	94,958	74,122	20,836	100.0%	100.0%	100.0%	12.17	Schnuck's Market
Boulevard Crossing	Kokomo	2004	124,634	74,440	50,194	94.7%	100.0%	86.7%	14.83		Petco, TJ Maxx, Ulta Beauty, Shoe Carnival, (Kohl's)
Bridgewater Marketplace	Indianapolis	2008	25,975	—	25,975	86.8%	—%	86.8%	20.58		(Walgreens), The Local Eatery, Original Pancake House
Castleton Crossing	Indianapolis	1975/2012	286,377	247,710	38,667	100.0%	100.0%	100.0%	11.86		TJ Maxx/Home Goods, Burlington, Shoe Carnival, Value City Furniture, K&G Menswear, Chipotle, Verizon, Five Below
Cool Creek Commons	Indianapolis	2005	124,272	53,600	70,672	93.8%	100.0%	89.2%	18.30	The Fresh Market	Stein Mart, McAlister's Deli, Beauty Brands, Buffalo Wild Wings, Pet People
Depauw University Bookstore and Café	Greencastle	2012	11,974	—	11,974	100.0%	—%	100.0%	9.17		Folletts, Starbucks

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Eddy Street Commons at Notre Dame	South Bend	2009	87,991	20,154	67,837	96.0%	100.0%	94.8%	$25.59		Hammes Bookstore & Cafe, Chipotle, Urban Outfitters, Five Guy's, Kilwin's, Blaze Pizza
Geist Pavilion	Indianapolis	2006	63,910	29,700	34,210	100.0%	100.0%	100.0%	16.98		Ace Hardware, Goodwill, Ale Emporium, Pure Barre
Glendale Town Center	Indianapolis	1958/2008	393,002	329,546	63,456	97.8%	100.0%	86.6%	7.33	(Target)	Macy’s, Staples, Landmark Theaters, Pei Wei, LensCrafter's, Panera Bread, (Walgreens), (Lowe's Home Improvement Center)
Greyhound Commons	Indianapolis	2005	9,152	—	9,152	100.0%	—%	100.0%	13.60
Lima Marketplace	Fort Wayne	2008	100,461	71,521	28,940	94.8%	100.0%	81.8%	14.81	Aldi, (Wal-Mart)	PetSmart, Office Depot, Aldi, Dollar Tree
Rangeline Crossing	Indianapolis	1986/2013	100,196	47,962	52,234	99.0%	100.0%	98.2%	22.21	Earth Fare	Walgreens, Panera Bread, Pet Valu, City BBQ
Rivers Edge	Indianapolis	2011	150,428	117,890	32,538	100.0%	100.0%	100.0%	21.92		Nordstrom Rack, The Container Store, Arhaus Furniture, Bicycle Garage of Indy, Buy Buy Baby, J Crew Mercantile
Stoney Creek Commons	Indianapolis	2000/2013	84,330	84,330	—	64.1%	64.1%	—%	13.44		LA Fitness, Goodwill, (Lowe's Home Improvement Center)
Traders Point I	Indianapolis	2005	279,646	238,721	40,925	74.7%	71.6%	93.0%	14.99		Dick's Sporting Goods, AMC Theatre, Bed, Bath & Beyond, Michaels, Old Navy, PetSmart, Books-A-Million
Traders Point II	Indianapolis	2005	45,977	—	45,977	92.2%	—%	92.2%	26.42
Whitehall Pike	Bloomington	1999	128,997	128,997	—	100.0%	100.0%	—%	7.86		Lowe's Home Improvement Center
Nevada
Cannery Corner[3]	Las Vegas	2008	30,738	—	30,738	94.4%	—%	94.4%	36.19	(Sam's Club)	Chipotle, Five Guys, (Lowe's Home Improvement Center)
Centennial Center[3]	Las Vegas	2002	334,377	158,196	176,181	88.6%	85.3%	91.6%	24.53	Sam's Club, Wal-Mart	Ross Dress for Less, Big Lots, Famous Footwear, Michaels, Party City, Petco, Rhapsodielle, Home Depot
Centennial Gateway[3]	Las Vegas	2005	193,085	139,913	53,172	91.8%	92.1%	91.2%	24.19	Trader Joe's	24 Hour Fitness, Sportsman's Warehouse, Walgreens
Eastern Beltway Center[3]	Las Vegas	1998/2006	158,938	83,982	74,956	98.1%	100.0%	96.0%	24.46	Sam's Club, Wal-Mart	Office Max, Petco, Ross Dress for Less, Skechers, (Home Depot)
Eastgate Plaza[3]	Las Vegas	2002	96,594	53,030	43,564	79.9%	76.4%	84.1%	23.45	(Wal-Mart)	99 Cent Only Store, Party City
Lowe's Plaza[3]	Las Vegas	2007	30,210	—	30,210	67.6%	—%	67.6%	27.89		Anytime Fitness, Starbucks, (Lowe's Home Improvement Center)
New Hampshire
Merrimack Village Center	Merrimack	2007	78,892	54,000	24,892	100.0%	100.0%	100.0%	14.72	Supervalue/Shaw's
New Jersey
Bayonne Crossing	Bayonne	2011	106,137	52,219	53,918	97.0%	100.0%	94.1%	28.28	Wal-Mart	Michaels, New York Sports Club, Lowe's Home Improvement Center
Livingston Shopping Center	Newark	1997	139,559	133,125	6,434	95.4%	100.0%	—%	19.77		Cost Plus, Buy Buy Baby, Nordstrom Rack, DSW, TJ Maxx, Ulta Beauty
North Carolina
Holly Springs Towne Center - Phase I	Raleigh	2013	207,566	109,233	98,333	92.2%	100.0%	83.4%	16.87	(Target)	Dick's Sporting Goods, Marshalls, Petco, Ulta Beauty, Michaels
Holly Springs Towne Center - Phase II	Raleigh	2016	145,009	111,843	33,166	100.0%	100.0%	100.0%	17.98	(Target)	Bed Bath & Beyond, DSW, AMC Theatre/Carmike, 02 Fitness

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Memorial Commons	Goldsboro	2008	111,022	73,876	37,146	100.0%	100.0%	100.0%	$13.26	Harris Teeter/Kroger	Office Depot
Northcrest Shopping Center	Charlotte	2008	133,674	65,576	68,098	95.1%	100.0%	90.5%	22.65	(Target)	REI Co-Op, David's Bridal, Dollar Tree, Old Navy, Five Below
Oleander Place	Wilmington	2012	45,530	30,144	15,386	100.0%	100.0%	100.0%	17.03	Whole Foods
Parkside Town Commons - Phase I	Raleigh	2015	55,390	22,500	32,890	100.0%	100.0%	100.0%	24.35	Harris Teeter/Kroger, (Target)	Petco, Guitar Center
Parkside Town Commons - Phase II	Raleigh	2017	291,713	191,988	99,725	97.5%	100.0%	92.5%	19.66	(Target)	Frank Theatres, Golf Galaxy, Hobby Lobby, Stein Mart, Chuy's, Starbucks, Panera Bread, Levity Live
Perimeter Woods	Charlotte	2008	125,646	105,262	20,384	100.0%	100.0%	100.0%	21.10		Best Buy, Off Broadway Shoes, Office Max, PetSmart, Lowe's Home Improvement Center
Toringdon Market	Charlotte	2004	60,314	26,072	34,242	100.0%	100.0%	100.0%	21.49	Earth Fare
Ohio
Eastgate Pavilion	Cincinnati	1995	236,230	231,730	4,500	100.0%	100.0%	100.0%	9.15		Best Buy, Dick's Sporting Goods, Value City Furniture, Petsmart, DSW, Bed Bath & Beyond
Oklahoma
Belle Isle Station	Oklahoma City	2000	164,407	92,783	71,624	98.5%	100.0%	96.5%	17.35	(Wal-Mart)	Shoe Carnival, Old Navy, Ross Stores, Nordstrom Rack, Babies "R" Us, Ulta Beauty
Shops at Moore	Moore	2010	260,530	187,916	72,614	94.7%	100.0%	80.9%	12.16		Bed Bath and Beyond, Best Buy, Hobby Lobby, Office Depot, PetSmart, Ross Dress for Less, (JC Penny)
Silver Springs Pointe	Oklahoma City	2001	48,474	20,515	27,959	79.1%	100.0%	63.7%	15.88	(Sam's Club), (Wal-Mart)	Kohls, Office Depot, (Home Depot)
University Town Center	Norman	2009	158,375	77,097	81,278	91.3%	100.0%	83.0%	18.00	(Target)	Office Depot, Petco, TJ Maxx, Ulta Beauty
University Town Center Phase II	Norman	2012	190,487	133,546	56,941	93.0%	100.0%	76.7%	12.68	(Target)	Academy Sports, DSW, Home Goods, Michaels, Kohls, Guitar Center
South Carolina
Hitchcock Plaza	Augusta-Aiken	2006	252,370	214,480	37,890	88.8%	89.7%	84.2%	10.38		TJ Maxx, Ross Dress for Less, Academy Sports, Bed Bath and Beyond, Farmers Home Furniture, Old Navy, Petco
Publix at Woodruff	Greenville	1997	68,055	47,955	20,100	100.0%	100.0%	100.0%	11.17	Publix
Shoppes at Plaza Green	Greenville	2000	194,807	172,136	22,671	94.7%	94.1%	100.0%	13.33		Bed Bath & Beyond, Christmas Tree Shops, Sears, Party City, Shoe Carnival, AC Moore, Old Navy
Tennessee
Cool Springs Market	Nashville	1995	230,980	172,712	58,268	99.5%	100.0%	97.9%	15.78	(Kroger)	Dick's Sporting Goods, Marshalls, Buy Buy Baby, DSW, Staples, Jo-Ann Fabric, Panera Bread
Hamilton Crossing - Phase II & III	Alcoa	2008	175,464	135,737	39,727	94.8%	100.0%	77.2%	14.95		Dicks Sporting Goods, Michaels, Old Navy, PetSmart, Ross Dress for Less
Texas[4]
Chapel Hill Shopping Center	Fort Worth	2001	126,989	43,450	83,539	94.6%	100.0%	91.7%	25.23	H-E-B Grocery	The Container Store, Cost Plus World Market

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Colleyville Downs	Dallas	2014	190,895	142,073	48,822	97.8%	100.0%	91.3%	$12.99	Whole Foods	Westlake Hardware, Vineyard's Antique Mall, Goody Goody Liquor, Petco
Kingwood Commons	Houston	1999	164,366	74,836	89,530	100.0%	100.0%	100.0%	19.99	Randall's Food and Drug	Petco, Chico's, Talbots, Ann Taylor
Market Street Village/ Pipeline Point	Fort Worth	1970/2011	156,621	136,742	19,879	100.0%	100.0%	100.0%	13.06		Jo-Ann Fabric, Ross, Office Depot, Buy Buy Baby, Party City
Plaza at Cedar Hill	Dallas	2000/2010	302,458	244,065	58,393	100.0%	100.0%	100.0%	13.34	Sprouts Farmers Market	DSW, Ross Dress for Less, Hobby Lobby, Office Max, Marshalls, Toys “R” Us/Babies “R” Us, Home Goods
Plaza Volente	Austin	2004	156,296	105,000	51,296	97.2%	100.0%	91.4%	17.41	H-E-B Grocery
Portofino Shopping Center	Houston	1999/2010	386,647	218,909	167,738	95.5%	100.0%	89.7%	19.73	(Sam's Club)	DSW, Michaels, PGA Superstore, SteinMart, PetSmart, Old Navy, TJ Maxx, Nordstrom Rack
Sunland Towne Centre	El Paso	1996/2014	306,454	265,037	41,417	98.9%	100.0%	91.7%	12.02	Sprouts Farmers Market	PetSmart, Ross, Bed Bath & Beyond, Specs Fine Wines
Waxahachie Crossing	Waxahachie	2010	97,127	72,191	24,936	100.0%	100.0%	100.0%	14.76		Best Buy, PetSmart, Ross Dress for Less, (Home Depot), (JC Penny)
Westside Market	Dallas	2013	93,377	70,000	23,377	100.0%	100.0%	100.0%	16.13	Randall's Tom Thumb
Utah
Draper Crossing	Salt Lake City	2012	164,080	115,916	48,164	95.0%	100.0%	82.8%	15.63	Kroger/Smith's	TJ Maxx, Dollar Tree, Downeast Home
Draper Peaks	Salt Lake City	2012	227,970	101,464	126,506	97.6%	100.0%	95.6%	20.14		Michaels, Office Depot, Petco, Quilted Bear, Ross Dress for Less, (Kohl's)
Virginia
Landstown Commons	Virginia Beach	2007	397,835	207,300	190,535	95.1%	100.0%	89.7%	19.31		Ross Dress for Less, Bed Bath & Beyond, Best Buy, PetSmart, Ulta Beauty, Walgreens, AC Moore, Kirkland's, Five Below, Office Max, (Kohl's)
Wisconsin
Village at Bay Park	Ashwaubenon	2005	82,238	23,878	58,360	88.5%	100.0%	83.7%	16.08		DSW, JC Penney, Kirkland's, Chico's, Dress Barn

Total			14,989,433	10,245,806	4,743,627	94.8%	96.7%	90.5%	$16.07
Total Including 3-R Properties not in the Operating Portfolio									$16.32

____________________
1	All properties are wholly owned, except as indicated. Unless otherwise noted, each property is owned in fee simple by the Company.
2	Percentage of Owned GLA Leased reflects Owned GLA/NRA leased as of December 31, 2017, except for Greyhound Commons and 54th & College.
3	Operating property is a joint venture.
4	Tenants within parentheses are non-owned.

Office Operating Properties and Other

As of December 31, 2017, we owned interests in one office operating property and an associated parking garage. In addition, two of our retail properties contain stand-alone office components. Together, these properties have a total of 0.4 million square feet of net rentable area (“NRA”) office space.  The following table sets forth more specific information with respect to our office, parking and other properties as of December 31, 2017:

($ in thousands, except per square foot data)
Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Owned NRA	Percentage Of Owned NRA Leased	Annualized Base Rent[1]	Percentage of Annualized Office and Other Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants
Office Properties
Thirty South Meridian[2]	Indianapolis	1905/2002	Redeveloped	287,928	70.7%	$3,762	60.7%	$18.47	Stifel, Kite Realty Group, Lumina Foundation
Union Station Parking Garage[3]	Indianapolis	1986	Acquired	N/A	N/A	N/A	N/A	N/A	Denison Parking
Stand-alone Office Components of Retail Properties
Eddy Street Office (part of Eddy Street Commons)[4]	South Bend	2009	Developed	81,628	100.0%	1,256	20.2%	15.38	University of Notre Dame Offices
Tradition Village Office (part of Tradition Village Square)[5]	Port St. Lucie	2006	Acquired	24,206	87.4%	594	9.6%	28.05
Total Office Properties				393,762	77.8%	$5,611	90.5%	$18.31

Lessee of Land on Short Term Renewal
Burlington	San Antonio	1992/2000	Acquired	107,400	100.0%	$591	9.5%	$5.50	Burlington
				107,400	100.0%	$591	9.5%	$5.50

Total Office and Other				501,162	82.6%	$6,202	100.0%	$14.99

Multi-Family
Lake Lofts at Deerwood[6]	Jacksonville	2017	Developed	—	—	—	—		130 Apartment Units

____________________
1	Annualized Base Rent represents the monthly contractual rent for December 2017 for each applicable property, multiplied by 12.
2	Annualized Base Rent includes $793,117 from the Company and subsidiaries as of December 31, 2017, which is eliminated for purposes of our consolidated financial statement presentation.
3	The garage is managed by a third party.
4	The Company also owns the Eddy Street Commons retail shopping center in South Bend, Indiana, along with a parking garage that serves a hotel and the office and retail components of the property.
5	The Company also owns the Tradition Village Square retail shopping center in Port St. Lucie, Florida.
6	Lake Lofts at Deerwood has 82 leases executed as of December 31, 2017.

Development Projects Under Construction

     In addition to our retail and office operating properties, as of December 31, 2017, we owned interests in two development projects currently under construction.  The following table sets forth more specific information with respect to the Company’s retail development properties as of December 31, 2017:

($ in thousands)
Project	Company Ownership %	MSA	Projected Stabilization Date[1]	Projected Owned GLA[2]	Projected Total GLA[3]	Percent of Owned GLA Occupied	Percent of Owned GLA Pre-Leased/ Committed	KRG Share of Total Estimated Project Cost [4]	KRG Share of Cost Incurred as of December 31, 2017	Major Tenants and Non-owned Anchors
Embassy Suites at the University of Notre Dame	35%	South Bend	Q4 2018	152,460	152,460	NA	NA	$13,895	$3,840	Embassy Suites full-service hotel
Eddy Street Commons at Notre Dame, IN - Phase II 5	100%	South Bend	Q4 2020	8,500	530,000	—%	—%	$8,447	$1,247	Ground lease with multi-family developer on 450 units; 8,500 square feet of owned retail.
Total				160,960	682,460	—%	—%	$22,342	$5,087

____________________
1	Stabilization date represents near completion of project construction and substantial occupancy of the property.
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

4	Total Estimated Project Cost of $13.9 million reflects Kite's pro-rata share of the gross project cost ($45.7 million) after deducting the TIF contribution ($6 million)
5
Total estimated cost of all components of Eddy Street Phase II equals $89.2 million. This consists of KRG estimated project cost ($8.4 million), Tax Increment Financing ($16.1 million), and residential apartments and townhomes to be ground subleased to unrelated third party ($64.7 million).

Under Construction Redevelopment, Reposition, and Repurpose ("3-R") Projects

In addition to our development projects, as displayed in the table above, we currently have several 3-R projects under construction. The following table sets forth more specific information with respect to our ongoing 3-R projects as of December 31, 2017 and 3-R projects completed in 2017:

($ in thousands)

Property	Location (MSA)	Description	Projected ROI	Projected Cost	Percentage of Cost Spent	Est. Stabilized Period
Beechwood Promenade*	Athens	Backfilling vacant anchor and shop space with Michaels, and construction of outlot for Starbucks.	8.5% - 9.5%	$8,000 - $9,000	18%	2H 2018
Burnt Store Marketplace*	Punta Gorda	Demolition and rebuild of a 45,000 square foot Publix under a new 20 year lease, as well as additional center upgrades.	10.5% - 11.5%	$9,000 - $10,000	92%	1H 2018
Centennial Center A	Las Vegas	Reposition of two retail buildings totaling 14,000 square feet, as well as Panera Bread outlot. Addition of traffic signal and other significant building/site enhancements.	10.0% - 11.0%	$4,000 - $5,000	51%	2H 2018
City Center*	New York City	Reactivating street-level retail components and enhancing overall shopping experience within multi-level project.	6.5% - 7.0%	$17,000 - $17,500	88%	1H 2018
Fishers Station*	Indianapolis	Demolition and expansion of previous anchor space and replacement with a Kroger ground lease. Center upgrades and new shop space.	9.5% - 10.5%	$10,500 - $11,500	80%	2H 2018
Portofino Shopping Center, Phase II	Houston	Demolition and expansion of vacant space to accommodate Nordstrom Rack; rightsizing of existing Old Navy, and relocation of shop tenants.	8.0% - 8.5%	$6,500 - $7,000	69%	1H 2018
Rampart Commons*	Las Vegas	Relocating, re-tenanting, and renegotiating leases as a part of new development plan. Upgrades to building façades and hardscape throughout the center.	7.0% - 7.5%	$16,000 - $17,000	37%	2H 2018

UNDER CONSTRUCTION REDEVELOPMENT, REPOSITION, REPURPOSE TOTALS			8.0% - 9.0%	$71,000 - $77,000	64%
Note: These projects are subject to various contingencies, many of which are beyond the Company's control. Projected costs and returns are based on current estimates. Actual costs and returns may not meet our expectations.

COMPLETED PROJECTS DURING 2017

Property	Location (MSA)	Description	Annual Projected ROI	Cost
Bolton Plaza, Phase II	Jacksonville	Replaced vacant shop space with Marshalls and a ground lease with Aldi, as well as additional center upgrades.	10.5%	$5,217
Castleton Crossing	Indianapolis	Demolition of existing structure to create new outparcel small shop building.	11.8%	$3,300
Centennial Gateway	Las Vegas	Retenanting 13,950 square foot anchor location to enhance overall quality of the center; also includes additional structural improvements and building upgrades.	30.0%	$1,120
Market Street Village	Fort Worth	Retenanting 15,000 square foot anchor space with Party City.	30.9%	$840
Northdale Promenade	Tampa	Multi-phase project involving rightsizing of an existing shop tenant to accommodate construction of new junior anchor, and the demolition of shop space to add another junior anchor, enhance space visibility, and improve overall small shop mix.	14.4%	$4,200
Portofino Shopping Center, Phase I	Houston	Addition of two small shop buildings on outparcels.	9.1%	$5,100
Trussville Promenade [1]	Birmingham	Replaced vacant small shops with a 22,000 square foot Ross.	9.5%	$3,695

COMPLETED PROJECTS TOTALS			12.3%	$23,472

____________________
1	Refers to Trussville I
*	Asterisk represents redevelopment assets removed from the operating portfolio.

Redevelopment, Reposition, and Repurpose ("3-R") Opportunities

In addition to our 3-R projects under construction, we are currently evaluating additional redevelopment, repositioning, and repurposing opportunities at a number of operating properties.

($ in thousands)

Property	Type of Project	Location (MSA)	Description
Courthouse Shadows*	Redevelopment	Naples	Recapture of natural lease expiration; demolition of the site to add mixed use format and outparcel development.
Hamilton Crossing Centre*	Redevelopment	Indianapolis	Recapture of lease expiration; substantially enhancing merchandising mix and replacing vacant anchor tenant.
Centennial Center B	Reposition [1]	Las Vegas	General building enhancements to five remaining outparcels. Addition of two restaurants to anchor the small shop building.
The Corner*	Repurpose	Indianapolis	Creation of a mixed use (retail and multi-family) development to replace an unanchored small shop center.

Total Targeted Return			9.0% - 11.0%
Total Expected Cost			$40,000 - $56,000

____________________
1	Reposition refers to less substantial asset enhancements based on internal costs.
*	Asterisk represents redevelopment assets removed from the operating portfolio.
Note:
These opportunities are merely potential at this time and are subject to various contingencies, many of which are beyond the Company's control. Targeted return is based upon our current expectations of capital expenditures, budgets, anticipated leases and certain other factors relating to such opportunities. The actual return on these investments may not meet our expectations.

Tenant Diversification

No individual retail or office tenant accounted for more than 2.5% of the portfolio’s annualized base rent for the year ended December 31, 2017. The following table sets forth certain information for the largest 10 tenants and non-owned anchor tenants (based on total GLA) open for business or for which ground lease payments are being made at the Company’s retail properties based on minimum rents in place as of December 31, 2017:

TOP 10 RETAIL TENANTS BY GROSS LEASABLE AREA

Tenant	Number of Locations	Total GLA	Number of Leases	Company Owned GLA	Ground Lease GLA	Number of Anchor Owned Locations	Anchor Owned GLA
Wal-Mart Stores, Inc.[1]	15	2,578,323	6	203,742	811,956	9	1,562,625
Target Corporation	15	2,175,101	—	—	—	15	2,175,101
Lowe's Companies, Inc.	14	2,072,666	5	128,997	650,161	9	1,293,508
Home Depot Inc.	6	788,167	1	—	131,858	5	656,309
Kohl's Corporation	9	782,386	5	184,516	244,010	4	353,860
Publix Super Markets, Inc.	14	670,665	14	670,665	—	—	—
The TJX Companies, Inc. [2]	22	656,931	22	656,931	—	—	—
Ross Stores, Inc.	18	510,707	18	510,707	—	—	—
Bed Bath & Beyond, Inc. [3]	19	493,719	19	493,719	—	—	—
Petsmart, Inc.	19	390,843	19	390,843	—	—	—
Total	151	11,119,508	109	3,240,120	1,837,985	42	6,041,403

____________________
1	Includes Sam's Club, which is owned by the same parent company.
2	Includes TJ Maxx (13), Home Goods (2) and Marshalls (7), all of which are owned by the same parent company.
3	Includes Buy Buy Baby (4), Christmas Tree Shops (1) and Cost Plus (3), all of which are owned by the same parent company.

The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail properties based on minimum rents in place as of December 31, 2017:

TOP 25 TENANTS BY ANNUALIZED BASE RENT

($ in thousands, except per square foot data)
Tenant	Number of Stores	Leased GLA/NRA[1]	% of Owned GLA/NRA of the Portfolio	Annualized Base Rent[2,3]	Annualized Base Rent per Sq. Ft.[3]	% of Total Portfolio Annualized Base Rent[3]
The TJX Companies, Inc.[4]	22	656,931	2.7%	$6,833	$10.40	2.5%
Publix Super Markets, Inc.	14	670,665	2.7%	6,739	10.05	2.5%
Petsmart, Inc.	19	390,843	1.6%	6,152	15.74	2.2%
Bed Bath & Beyond, Inc.[5]	19	493,719	2.0%	6,050	12.25	2.2%
Ross Stores, Inc.	18	510,707	2.1%	5,791	11.34	2.1%
Lowe's Companies, Inc.	5	128,997	0.5%	5,039	6.47	1.8%
Office Depot (9) / Office Max (6)	15	307,788	1.3%	4,242	13.78	1.6%
Dick's Sporting Goods, Inc.[6]	8	390,502	1.6%	4,167	10.67	1.5%
Nordstrom, Inc.	6	197,845	0.8%	3,995	20.19	1.5%
Michaels Stores, Inc.	14	295,066	1.2%	3,884	13.16	1.4%
Ascena Retail Group[7]	33	202,482	0.8%	3,817	18.85	1.4%
Wal-Mart Stores, Inc.[8]	6	203,742	0.8%	3,655	3.60	1.3%
LA Fitness	5	208,209	0.8%	3,447	16.56	1.3%
Best Buy Co., Inc.	6	213,604	0.9%	3,069	14.37	1.1%
Mattress Firm Holdings Corp (18) / Sleepy's (5)	23	105,001	0.4%	2,935	27.95	1.1%
Kohl's Corporation	5	184,516	0.8%	2,927	6.83	1.1%
Toys "R" Us, Inc.[9]	6	179,316	0.7%	2,924	11.82	1.1%
National Amusements	1	80,000	0.3%	2,898	36.22	1.1%
Petco Animal Supplies, Inc.	12	167,455	0.7%	2,819	16.83	1.0%
Ulta Beauty, Inc.	12	127,451	0.5%	2,559	20.08	0.9%
DSW Inc.	9	175,133	0.7%	2,491	14.22	0.9%
Stein Mart, Inc.	9	307,222	1.3%	2,378	7.74	0.9%
Frank Theatres	2	122,224	0.5%	2,311	18.91	0.8%
Hobby Lobby Stores, Inc.	5	271,254	1.1%	2,190	8.07	0.8%
Walgreens Boots Alliance, Inc.	4	67,212	0.3%	2,099	31.23	0.8%
TOTAL	278	6,657,884	27.1%	$95,412	$11.36	34.9%

____________________
1	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.
2	Annualized base rent represents the monthly contractual rent for December 31, 2017 for each applicable tenant multiplied by 12. Annualized base rent does not include tenant reimbursements.
3	Annualized base rent and percent of total portfolio includes ground lease rent.
4	Includes TJ Maxx (13), Marshalls (7) and HomeGoods (2), all of which are owned by the same parent company.
5	Includes Bed Bath and Beyond (11), Buy Buy Baby (4) Christmas Tree Shops (1) and Cost Plus (3), all of which are owned by the same parent company.
6	Includes Dick's Sporting Goods (7) and Golf Galaxy (1), both of which are owned by the same parent company.
7	Includes Ann Taylor (5), Catherine's (2), Dress Barn (11), Lane Bryant (7), Justice Stores (4) and Maurices (4), all of which are owned by the same parent company.
8	Includes Sam's Club, which is owned by the same parent company.
9	Includes Babies "R" Us (3), and Toys "R" Us/Babies "R" Us combination stores (3), both of which are owned by the same parent company.

Geographic Diversification – Annualized Base Rent by Region and State

The Company owns interests in 117 operating and redevelopment properties. We also own interests in two development properties under construction. The total operating portfolio consists of approximately 16.8 million of owned square feet in 20 states. The following table summarizes the Company’s operating properties by region and state as of December 31, 2017:

($ in thousands)
	Total Operating Portfolio Excluding Developments and Redevelopments		Developments and Redevelopments[2]		Total Operating Portfolio Including Developments and Redevelopments
Region/State	Owned GLA/NRA[1]	Annualized Base Rent	Owned GLA/NRA[1]	Annualized Base Rent	Number of Properties	Owned GLA/NRA[1]	Annualized Base Rent - Ground Leases	Total Annualized Base Rent	Percent of Annualized Base Rent
Florida
Florida	4,211,900	$61,602	220,597	$1,278	37	4,432,497	$3,885	$66,765	24.6%

Southeast
North Carolina	1,175,864	21,847	—	—	9	1,175,864	3,745	25,592	9.4%
Georgia	394,413	5,013	331,198	3,361	4	725,611	511	8,885	3.3%
Tennessee	406,444	6,113	—	—	2	406,444	—	6,113	2.3%
South Carolina	515,232	5,548	—	—	3	515,232	—	5,548	2.0%
Alabama	463,836	4,267	—	—	1	463,836	151	4,418	1.6%
Total Southeast	2,955,789	42,788	331,198	3,361	19	3,286,987	4,407	50,556	18.6%

Mid-Central
Texas	1,981,230	31,331	—	—	10	1,981,230	1,082	32,413	11.9%
Oklahoma	822,273	11,267	—	—	5	822,273	1,188	12,455	4.6%
Texas - Other	107,400	591	—	—	1	107,400	—	591	0.2%
Total Mid-Central	2,910,903	43,189	—	—	16	2,910,903	2,270	45,459	16.7%

Midwest
Indiana - Retail	2,169,100	28,998	178,758	1,619	23	2,347,858	1,171	31,788	11.7%
Indiana - Other	369,556	5,017	152,460	—	3	522,016	—	5,017	1.8%
Illinois	310,879	4,219	—	—	3	310,879	—	4,219	1.6%
Ohio	236,230	2,162	—	—	1	236,230	—	2,162	0.8%
Wisconsin	82,238	1,170	—	—	1	82,238	381	1,551	0.6%
Total Midwest	3,168,003	41,566	331,218	1,619	31	3,499,221	1,552	44,737	16.5%

West
Nevada	844,942	18,829	79,455	1,462	7	924,397	3,963	24,254	8.9%
Utah	392,050	6,916	—	—	2	392,050	68	6,984	2.6%
Arizona	79,902	2,357	—	—	1	79,902	—	2,357	0.8%
Total West	1,316,894	28,102	79,455	1,462	10	1,396,349	4,031	33,595	12.3%

Northeast
New York	—	—	361,618	9,448	1	361,618	—	9,448	3.5%
New Jersey	245,696	5,545	—	—	2	245,696	2,251	7,796	2.9%
Virginia	397,835	7,302	—	—	1	397,835	294	7,596	2.8%
Connecticut	205,683	3,250	—	—	1	205,683	1,034	4,284	1.6%
New Hampshire	78,892	1,162	—	—	1	78,892	168	1,330	0.5%
Total Northeast	928,106	17,259	361,618	9,448	6	1,289,724	3,747	30,454	11.3%
	15,491,595	$234,506	1,324,086	$17,168	119	16,815,681	$19,892	$271,566	100.0%

____________________
1	Owned GLA/NRA represents gross leasable area or net leasable area owned by the Company. It also excludes the square footage of Union Station Parking Garage.
2	Represents the eight redevelopment and two development projects not in the retail operating portfolio.

Lease Expirations

In 2018, leases representing 7.1% of total annualized base rent and 6.3% of total GLA/NRA expire. The following tables show scheduled lease expirations for retail and office tenants and in-process development property tenants open for business as of December 31, 2017, assuming none of the tenants exercise renewal options.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO

($ in thousands, except per square foot data)
	Number of Expiring Leases[1]	Expiring GLA/NRA[2]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[3,4]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2018	218	967,337	6.3%	$17,938	7.1%	$18.54	$68
2019	254	1,692,272	11.0%	25,225	10.0%	14.91	653
2020	255	2,078,070	13.4%	28,458	11.3%	13.69	1,592
2021	300	1,779,909	11.5%	29,724	11.8%	16.70	911
2022	314	2,167,081	14.0%	36,769	14.6%	16.97	1,240
2023	227	1,915,798	12.4%	32,155	12.8%	16.78	1,979
2024	101	902,748	5.8%	16,589	6.6%	18.38	288
2025	82	776,566	5.0%	13,604	5.4%	17.52	806
2026	80	767,131	5.0%	11,292	4.5%	14.72	1,320
2027	83	793,480	5.1%	12,671	5.0%	15.97	358
Beyond	92	1,613,068	10.5%	27,250	10.8%	16.89	10,678
	2,006	15,453,460	100.0%	$251,674	100.0%	$16.29	$19,892

____________________
1	Lease expiration table reflects rents in place as of December 31, 2017 and does not include option periods; 2018 expirations include 15 month-to-month tenants. This column also excludes ground leases.
2	Expiring GLA excludes estimated square footage attributable to non-owned structures on land owned by the Company and ground leased to tenants.
3	Annualized base rent represents the monthly contractual rent for December 2017 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.
4	55% of our annualized base rent is generated from tenants less than 16,000 square feet.

LEASE EXPIRATION TABLE – RETAIL ANCHOR TENANTS1

($ in thousands, except per square foot data)
	Number of Expiring Leases[2]	Expiring GLA/NRA[3]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[4]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2018	18	482,006	3.1%	$5,432	2.2%	$11.27	$—
2019	34	1,103,859	7.1%	10,789	4.3%	9.77	—
2020	39	1,538,271	10.0%	15,534	6.2%	10.10	1,111
2021	43	1,112,245	7.2%	12,925	5.1%	11.62	318
2022	53	1,434,297	9.3%	18,204	7.2%	12.69	745
2023	46	1,244,074	8.1%	17,651	7.0%	14.19	1,454
2024	21	593,523	3.8%	9,191	3.7%	15.49	—
2025	20	511,713	3.3%	7,112	2.8%	13.90	381
2026	16	512,101	3.3%	4,972	2.0%	9.71	750
2027	20	570,380	3.7%	6,839	2.7%	11.99	—
Beyond	37	1,401,881	9.1%	21,699	8.6%	15.48	6,377
	347	10,504,350	68.0%	$130,347	51.8%	$12.41	$11,135

____________________
1	Retail anchor tenants are defined as tenants that occupy 10,000 square feet or more.
2	Lease expiration table reflects rents in place as of December 31, 2017 and does not include option periods.
3	Expiring GLA excludes square footage for non-owned ground lease structures on land we own and ground leased to tenants.
4	Annualized base rent represents the monthly contractual rent for December 2017 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – RETAIL SHOPS

($ in thousands, except per square foot data)
	Number of Expiring Leases[1]	Expiring GLA/NRA[2]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[3]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.	Expiring Ground Lease Revenue
2018	199	474,533	3.1%	$12,260	4.9%	$25.84	$68
2019	219	583,160	3.8%	14,335	5.7%	24.58	653
2020	214	526,488	3.4%	12,667	5.0%	24.06	481
2021	254	658,665	4.3%	16,570	6.6%	25.16	593
2022	256	667,764	4.3%	17,302	6.9%	25.91	495
2023	176	521,876	3.4%	13,038	5.2%	24.98	525
2024	77	234,999	1.5%	6,197	2.5%	26.37	288
2025	58	178,174	1.2%	5,074	2.0%	28.48	425
2026	64	255,030	1.7%	6,320	2.5%	24.78	570
2027	62	213,946	1.4%	5,562	2.2%	26.00	358
Beyond	55	211,187	1.4%	5,550	2.2%	26.28	4,301
	1,634	4,525,822	29.3%	$114,874	45.6%	$25.38	$8,757

____________________
1
Lease expiration table reflects rents in place as of December 31, 2017, and does not include option periods; 2018 expirations include 15 month-to-month tenants. This column also excludes ground leases.

2	Expiring GLA excludes estimated square footage attributable to non-owned structures on land we own and ground leased to tenants.
3	Annualized base rent represents the monthly contractual rent for December 2017 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

LEASE EXPIRATION TABLE – OFFICE TENANTS

($ in thousands, except per square foot data)
	Number of Expiring Leases[1]	Expiring GLA/NRA[1]	% of Total GLA/NRA Expiring	Expiring Annualized Base Rent[2]	% of Total Annualized Base Rent	Expiring Annualized Base Rent per Sq. Ft.
2018	1	10,798	0.1%	$246	0.1%	$22.81
2019	1	5253	—%	101	—%	19.25
2020	2	13,311	0.1%	256	0.1%	19.25
2021	3	8,999	0.1%	229	0.1%	25.49
2022	5	65,020	0.4%	1,263	0.5%	19.43
2023	5	149,848	1.0%	1,466	0.6%	9.79
2024[3]	3	74,226	0.5%	1,201	0.5%	16.19
2025	4	86,679	0.6%	1,418	0.6%	16.36
2026	—	—	—%	—	—%	—
2027	1	9,154	0.1%	270	0.1%	29.50
Beyond	—	—	—%	—	—%	—
	25	423,288	2.7%	$6,452	2.6%	$15.24

____________________
1	Lease expiration table reflects rents in place as of December 31, 2017 and does not include option periods. This column also excludes ground leases.
2	Annualized base rent represents the monthly contractual rent for December 2017 for each applicable tenant multiplied by 12. Excludes tenant reimbursements.
3	Expiring annualized base rent includes $0.7 million from Kite Realty Group and subsidiaries.

Lease Activity – New and Renewal

In 2017, the Company executed new and renewal leases on 393 individual spaces totaling 2,311,632 square feet.  New leases were signed on 170 individual spaces for 521,621 square feet of GLA, while renewal leases were signed on 223 individual spaces for 1,790,011 square feet of GLA.

For comparable signed leases, which are defined as leases signed for which there was a former tenant within the last 12 months, we achieved a blended rent spread of 9.0% while incurring $8.80 per square foot of incremental capital improvement costs. The average rents for the 75 new comparable leases that were signed on individual spaces in 2017 were $21.44 per square foot compared to average expiring rents of $17.43 per square foot. The average rents for the 223 renewals signed on individual spaces in 2017 were $16.81 per square foot compared to average expiring rents of $15.77 per square foot. Further, average leasing costs for new comparable leases signed in 2017 were $55.29 per square foot, while there were minimal leasing costs incurred for renewal leases.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently listed and traded on the NYSE under the symbol “KRG.”  On February 16, 2018, the closing price of our common shares on the NYSE was $15.48.

The following table sets forth, for the periods indicated, the high and low prices for our common shares:

Quarter Ended December 31, 2017	$20.71	$18.10
Quarter Ended September 30, 2017	$21.57	$18.16
Quarter Ended June 30, 2017	$22.34	$17.60
Quarter Ended March 31, 2017	$24.52	$19.91
Quarter Ended December 31, 2016	$27.69	$22.50
Quarter Ended September 30, 2016	$30.45	$27.04
Quarter Ended June 30, 2016	$30.00	$25.58
Quarter Ended March 31, 2016	$28.32	$23.75

 Holders

The number of registered holders of record of our common shares was 1,274 as of February 16, 2018.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.  This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Distributions

Our Board of Trustees declared the following cash distributions per share to our common shareholders for the periods indicated:

Quarter	Record Date	Distribution Per Share	Payment Date
4th 2017	January 5, 2018	$0.3175	January 12, 2018
3rd 2017	October 6, 2017	$0.3025	October 13, 201
2nd 2017	July 6, 2017	$0.3025	July 13, 2017
1st 2017	April 6, 2017	$0.3025	April 13, 2017
4th 2016	January 6, 2017	$0.3025	January 13, 2017
3rd 2016	October 6, 2016	$0.2875	October 13, 2016
2nd 2016	July 7, 2016	$0.2875	July 14, 2016
1st 2016	April 6, 2016	$0.2875	April 13, 2016

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

Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us.  Distributions in excess of taxable earnings and profits generally will be treated as a non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate federal income tax liability.  Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements.  For the taxable year ended December 31, 2017, approximately 24% of our distributions to shareholders constituted a return of capital, approximately 65% constituted taxable ordinary income dividends and approximately 11% constituted taxable capital gains.

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

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended December 31, 2017, we did not repurchase any of our common shares, and none of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan. We did not sell any unregistered securities during 2017.

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

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2012 to December 31, 2017, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period.  The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2012 and that all cash distributions were reinvested.  The shareholder return shown on the graph below is not indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kite Realty Group Trust, the S&P 500 Index
and the FTSE NAREIT Equity REITs Index

$250
$200
$150
$100
$50
$0
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
Kite Realty Group Trust
S&P 500
FTSE NAREIT Equity REITs

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/12	6/13	12/13	6/14	12/14	6/15	12/15	6/16	12/16	6/17	12/17
Kite Realty Group Trust	100.00	110.04	122.30	117.86	139.42	120.94	131.06	144.71	123.78	102.51	109.41
S&P 500	100.00	113.82	132.39	141.84	150.51	152.36	152.59	158.45	170.84	186.80	208.14
FTSE NAREIT Equity REITs	100.00	106.49	102.47	120.56	133.35	125.78	137.61	156.02	149.33	153.37	157.14

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

($ in thousands, except per share data)	Year Ended December 31 (Unaudited)
	2017[1]	2016[2]	2015[3]	2014[4]	2013[5]
Operating Data:

Revenues:
Rental related revenue	$358,442	$354,122	$347,005	$259,528	$129,488
Fee income	377	—	—	—	—
Total revenues	358,819	354,122	347,005	259,528	129,488
Expenses:
Property operating	49,643	47,923	49,973	38,703	21,729
Real estate taxes	43,180	42,838	40,904	29,947	15,263
General, administrative, and other	21,749	20,603	18,709	13,043	8,211
Transaction costs	—	2,771	1,550	27,508	2,214
Non-cash gain from release of assumed earnout liability	—	—	(4,832)	—	—
Impairment charge	7,411	—	1,592	—	—
Depreciation and amortization	172,091	174,564	167,312	120,998	54,479
Total expenses	294,074	288,699	275,208	230,199	101,896
Operating income	64,745	65,423	71,797	29,329	27,592
Interest expense	(65,702)	(65,577)	(56,432)	(45,513)	(27,994)
Income tax benefit (expense) of taxable REIT subsidiary	100	(814)	(186)	(24)	(262)
Non-cash gain on debt extinguishment	—	—	5,645	—	—
Gain on settlement	—	—	4,520	—	—
Other expense, net	(415)	(169)	(95)	(244)	(62)
(Loss) income from continuing operations	(1,272)	(1,137)	25,249	(16,452)	(726)
Discontinued operations:
Income from operations, excluding impairment charge	—	—	—	—	834
Impairment charge	—	—	—	—	(5,372)
Non-cash gain on debt extinguishment	—	—	—	—	1,242
Gains on sale of operating properties	—	—	—	3,198	487
Income (loss) from discontinued operations	—	—	—	3,198	(2,809)
(Loss) income before gain on sale of operating properties	(1,272)	(1,137)	25,249	(13,254)	(3,535)
Gains on sale of operating properties, net	15,160	4,253	4,066	8,578	—
Consolidated net income (loss)	13,888	3,116	29,315	(4,676)	(3,535)
Net (income) loss attributable to noncontrolling interests:	(2,014)	(1,933)	(2,198)	(1,025)	685
Net income (loss) attributable to Kite Realty Group Trust:	11,874	1,183	27,117	(5,701)	(2,850)
Dividends on preferred shares	—	—	(7,877)	(8,456)	(8,456)
Non-cash adjustment for redemption of preferred shares	—	—	(3,797)	—	—
Net income (loss) attributable to common shareholders	$11,874	$1,183	$15,443	$(14,157)	$(11,306)

Income (loss) per common share – basic:
Income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.14	$0.01	$0.19	$(0.29)	$(0.37)
Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	—	—	0.05	(0.11)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.14	$0.01	$0.19	$(0.24)	$(0.48)
Income (loss) per common share – diluted:
Income (loss) from continuing operations attributable to Kite Realty Group Trust common shareholders	$0.14	$0.01	$0.18	$(0.29)	$(0.37)
Income (loss) from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	—	—	0.05	(0.11)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$0.14	$0.01	$0.18	$(0.24)	$(0.48)

Weighted average Common Shares outstanding – basic	83,585,333	83,436,511	83,421,904	58,353,448	23,535,434
Weighted average Common Shares outstanding – diluted	83,690,418	83,465,500	83,534,381	58,353,448	23,535,434
Distributions declared per Common Share	$1.2250	$1.1700	$1.0900	$1.0200	$0.9600
Net income (loss) attributable to Kite Realty Group Trust common shareholders:
Income (loss) from continuing operations[6]	$11,874	$1,183	$15,443	$(17,268)	$(8,686)
Income (loss) from discontinued operations	—	—	—	3,111	(2,620)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$11,874	$1,183	$15,443	$(14,157)	$(11,306)

____________________
1
In 2017, we disposed of four operating properties. The operations of these properties are not reflected as discontinued operations as none of the disposals individually, nor in the aggregate, represent a strategic shift that has or will have a major effect on our operations and financial results.

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

4
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

5
In 2013, we disposed of the following properties: Cedar Hill Village and Kedron Village.  The operations of these properties are reflected as discontinued operations for each of the years presented above.

6	Includes gain on sale of operating properties and preferred dividends.

($ in thousands)	As of December 31
	2017	2016	2015	2014	2013
Balance Sheet Data (Unaudited):
Investment properties, net	$3,293,270	$3,435,382	$3,500,845	$3,417,655	$1,644,478
Cash and cash equivalents	24,082	19,874	33,880	43,826	18,134
Assets held for sale	—	—	—	179,642	—
Total assets	3,512,498	3,656,371	3,756,428	3,866,413	1,758,179
Mortgage and other indebtedness	1,699,239	1,731,074	1,724,449	1,546,460	851,396
Liabilities held for sale	—	—	—	81,164	—
Total liabilities	1,874,285	1,923,940	1,937,364	1,839,183	957,146
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	72,104	88,165	92,315	125,082	43,928
Kite Realty Group Trust shareholders’ equity	1,565,411	1,643,574	1,725,976	1,898,784	753,557
Noncontrolling interests	698	692	773	3,364	3,548
Total liabilities and equity	3,512,498	3,656,371	3,756,428	3,866,413	1,758,179

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

As of December 31, 2017, we owned interests in 117 operating and redevelopment properties totaling approximately 23.3 million square feet. We also owned two development projects under construction as of this date.

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

In 2017, we transitioned the Parkside Town Commons – Phase II development project to the operating portfolio. We completed construction on our expansion of Holly Springs Towne Center – Phase II and began construction on Eddy Street Commons – Phase II, which includes an Embassy Suites hotel. The hotel is owned by a unconsolidated joint venture in which we own a 35% interest. Our 3-R initiative, which includes a total of 11 existing and potential projects, continued to progress in 2017. Seven of these projects are under construction with total estimated costs of $71 million to $77 million and estimated combined returns of 8% to 9%. There are four additional potential projects with estimated costs of $40 million to $56 million and potential estimated returns of 9.0% to 11.0%. We completed construction on seven 3-R projects in 2017: Bolton Plaza, Castleton Crossing, Centennial Gateway, Market Street Village, Northdale Promenade, Portofino Shopping Center, and Trussville Promenade with total costs of $23.5 million and an estimated combined return of 12.3%.

In addition to targeting sub-markets with strong consumer demographics, we focus on having the most desirable tenant mix at each center.  We have aggressively targeted and executed leases with notable grocers including Kroger, Aldi, Publix and Trader Joe's, expanding discount retailers such as Hobby Lobby, Marshalls and Ross Dress for Less, service and restaurant retailers such as Starbucks, North Italia and Flower Child and other retailers such as Ulta, Party City and Tempurpedic.  Additionally, we have identified cost-efficient ways to relocate, re-tenant and renegotiate leases at several of our properties allowing us to attract more suitable tenants. In addition, many of our redevelopment and 3-R projects include consolidating small shop space to accommodate construction of new junior anchor space.

Capital and Financing Activities

Our ability to obtain capital on satisfactory terms and to refinance borrowings as they mature is affected by the condition of the economy in general and by the financial strength of properties securing borrowings.

Throughout 2017, we were able to maintain our strong balance sheet, financial flexibility and liquidity to fund future growth. We ended the year with approximately $398 million of combined cash and borrowing capacity on our unsecured revolving credit facility.  In addition, as of December 31, 2017, we have approximately $82.4 million of debt maturities through December 31, 2020.

The amount that we may borrow under our unsecured revolving credit facility is limited by the value of the assets in our unencumbered asset pool.  As of December 31, 2017, the value of the assets in our unencumbered asset pool was $1.4 billion.

The investment grade credit ratings we have received provide us with access to the unsecured public bond market, which we may continue to use in the future to finance acquisition activity, repay maturing debt and fix interest rates.

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

Our operating properties have operations and cash flows that can be clearly distinguished from the rest of our activities. Historically, the operations reported in discontinued operations include those operating properties that were sold or were considered held for sale and for which operations and cash flows can be clearly distinguished. The operations from these properties are eliminated from ongoing operations, and we will not have a continuing involvement after disposition. In 2014, we adopted the provisions of ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which will result in fewer real estate sales being classified within discontinued operations, as only disposals representing a strategic shift in operations will be presented as discontinued operations.  No properties that have been sold, or designated as held-for-sale, since the adoption of ASU 2014-08, have met the revised criteria for classification within discontinued operations.

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

Contractual rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue.  Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements.  Overage rent is included in other property related revenue in the accompanying consolidated statements of operations.  As a result of generating this revenue, we will routinely have accounts receivable due from tenants. We are subject to tenant defaults and bankruptcies that may affect the collection of outstanding receivables. To address the collectability of these receivables, we analyze historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the adequacy of our allowance for uncollectible accounts and straight line rent reserve. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

Gains or losses from sales of real estate have historically been recognized when a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the asset, we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing financial involvement in the property.  As part of our ongoing business strategy, we will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.

Fair Value Measurements

We follow the framework established under accounting standard FASB ASC 820 , Fair Value Measurements and Disclosures, for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination or upon determination of impairment.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As discussed in Note 10 to the Financial Statements, we have determined that derivative valuations are classified in Level 2 of the fair value hierarchy.

Cash and cash equivalents, accounts receivable, escrows and deposits, and other working capital balances approximate fair value.

Note 7 to the Financial Statements includes a discussion of the fair values recorded for assets acquired and liabilities assumed.  Note 8 to the Financial Statements includes a discussion of the fair values recorded when we recognized impairment charges in 2017 and 2015. Level 3 inputs to these transactions include our estimations of market leasing rates, tenant-related costs, discount rates, and disposal values.

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

Operating Partnership

The allocated share of income and loss, other than the operations of our taxable REIT subsidiary, is included in the income tax returns of the Operating Partnership's partners. Accordingly, the only federal income taxes included in the accompanying consolidated financial statements are in connection with the taxable REIT subsidiary.

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

Results of Operations

As of December 31, 2017, we owned interests in 117 operating and redevelopment properties and two development projects currently under construction. The following table sets forth the total operating and redevelopment properties and development projects that we owned as of December 31, 2017, 2016 and 2015:

	# of Properties
	2017	2016	2015
Operating Retail Properties	105	108	110
Operating Office Properties and Other	4	2	2
Redevelopment Properties	8	9	6
Total Operating and Redevelopment Properties	117	119	118
Development Projects:	2	2	3
Total All Properties	119	121	121

The comparability of results of operations is affected by our development, redevelopment, and operating property acquisition and disposition activities in 2015 through 2017. Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2017 and 2016” and “Comparison of Operating Results for the Years Ended December 31, 2016 and 2015”) in conjunction with the discussion of these activities during those periods, which is set forth below.

Property Acquisition Activities

During the three years ended December 31, 2017, we acquired the properties listed in the table below.

Property Name	MSA	Acquisition Date	Owned GLA
Colleyville Downs	Dallas, TX	April 2015	190,895
Belle Isle Station	Oklahoma City, OK	May 2015	164,407
Livingston Shopping Center	New York - Newark	July 2015	139,559
Chapel Hill Shopping Center	Fort Worth / Dallas, TX	August 2015	126,989

Operating Property Disposition Activities

During the three years ended December 31, 2017, we sold the operating properties listed in the table below.

Property Name	MSA	Disposition Date	Owned GLA
Sale of seven operating properties	Various	March 2015	740,034
Cornelius Gateway	Portland, OR	December 2015	21,326
Four Corner Square	Seattle, WA	December 2015	107,998
Shops at Otty	Portland, OR	June 2016	9,845
Publix at St. Cloud	St. Cloud, FL	December 2016	78,820
Cove Center	Stuart, FL	March 2017	155,063
Clay Marketplace	Birmingham, AL	June 2017	63,107
The Shops at Village Walk	Fort Myers, FL	June 2017	78,533
Wheatland Towne Crossing	Dallas, TX	June 2017	194,727

Development Activities

During the three years ended December 31, 2017, the following development properties became operational and were transferred to the operating portfolio:

Property Name	MSA	Transition to Operating Portfolio	Owned GLA
Tamiami Crossing	Naples, FL	June 2016	121,705
Holly Springs Towne Center – Phase II	Raleigh, NC	June 2016	145,009
Parkside Town Commons – Phase II	Raleigh, NC	June 2017	152,460

Redevelopment Activities

During portions of the three years ended December 31, 2017, the following properties were under active redevelopment and removed from our operating portfolio:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operating Portfolio	Owned GLA
Gainesville Plaza	Gainesville, FL	June 2013	December 2015	162,309
Cool Springs Market	Nashville, TN	July 2015	December 2015	230,980
Courthouse Shadows[2]	Naples, FL	June 2013	Pending	124,802
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	89,983
City Center[2]	White Plains, NY	December 2015	Pending	361,618
Fishers Station[2]	Indianapolis, IN	December 2015	Pending	52,544
Beechwood Promenade[2]	Athens, GA	December 2015	Pending	331,198
The Corner[2]	Indianapolis, IN	December 2015	Pending	27,731
Rampart Commons[2]	Las Vegas, NV	March 2016	Pending	79,455
Northdale Promenade[3]	Tampa, FL	March 2016	June 2017	173,862
Burnt Store[2]	Punta Gorda, FL	June 2016	Pending	95,795

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.
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

We also use same property NOI ("Same Property NOI"), a non-GAAP financial measure, to evaluate the performance of our retail properties. Same Property NOI excludes properties that have not been owned for the full period presented. It also excludes net gains from outlot sales, straight-line rent revenue, provision for credit losses, net of recoveries, lease termination fees, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any. We believe that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full period presented, which eliminates disparities in net income due to the acquisition or disposition of properties during the particular period presented and thus provides a more consistent metric for the comparison of our properties. Full year Same Property NOI represents the sum of the four quarters, as reported.

NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of our financial performance. Our computation of NOI and Same Property NOI may differ from the methodology used by other REITs, and therefore may not be comparable to such other REITs.

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. At December 31, 2017, same property pool excluded eight properties in redevelopment, a recently completed redevelopment, and two office properties.

The following table reflects Same Property NOI1 and a reconciliation to net income attributable to common shareholders for the years ended December 31, 2017 and 2016 (unaudited):

($ in thousands)	Years Ended December 31,
	2017	2016	% Change
Leased percentage at period end	94.6%	95.3%
Economic Occupancy percentage[2]	93.6%	93.0%

Same Property NOI[3]	$222,267	$216,097	2.9%
Same Property NOI - excluding the impact of the 3-R initiative			3.2%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Net operating income - same properties	$222,267	$216,097
Net operating income - non-same activity[4]	46,156	49,078
Provision for credit losses, net of recoveries - same properties	(2,427)	(1,814)
Other expense, net	(315)	(983)
General, administrative and other	(21,749)	(20,603)
Transaction costs	—	(2,771)
Impairment charge	(7,411)	—
Depreciation and amortization expense	(172,091)	(174,564)
Interest expense	(65,702)	(65,577)
Gains on sales of operating properties	15,160	4,253
Net income attributable to noncontrolling interests	(2,014)	(1,933)
Net income attributable to common shareholders	$11,874	$1,183

____________________
1	Same Property NOI excludes eight properties in redevelopment, the recently completed Northdale Promenade redevelopment as well as office properties (Thirty South Meridian and Eddy Street Commons).
2
Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.

3
Same Property NOI excludes net gains from outlot sales, straight-line rent revenue, provision for credit losses, net of recoveries, lease termination fees, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any.

4	Includes non-cash activity across the portfolio as well as net operating income (including provision for credit losses, net of recoveries) from properties not included in the same property pool.

Our Same Property NOI increased 2.9% in 2017 compared to 2016. This increase was primarily due to increases in rental rates, increase in economic occupancy, and improved expense control and operating expense recoveries..

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

Considering the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided FFO adjusted for accelerated amortization of debt issuance costs, transaction costs, a severance charge and a debt extinguishment loss in 2016.  We believe this supplemental information provides a meaningful measure of our operating performance. We believe our presentation of FFO, as adjusted, provides investors with another financial measure that may facilitate comparison of operating performance between periods and among our peer companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

Our calculations of FFO1 and reconciliation to consolidated net income and FFO, as adjusted for the years ended December 31, 2017, 2016 and 2015 (unaudited) are as follows:

($ in thousands)	Years Ended December 31,
	2017	2016	2015
Consolidated net income	$13,888	$3,116	$29,315
Less: cash dividends on preferred shares	—	—	(7,877)
Less: non-cash adjustment for redemption of preferred shares	—	—	(3,797)
Less: net income attributable to noncontrolling interests in properties	(1,731)	(1,844)	(1,854)
Less: gains on sales of operating properties	(15,160)	(4,253)	(4,066)
Add: impairment charge	7,411	—	1,592
Add: depreciation and amortization of consolidated entities, net of noncontrolling interests	170,315	173,578	166,509
FFO of the Operating Partnership[1]	174,723	170,597	179,822
Less: Limited Partners' interests in FFO	(3,966)	(3,872)	(3,789)
FFO attributable to Kite Realty Group Trust common shareholders[1]	$170,757	$166,725	$176,033

FFO of the Operating Partnership[1]	$174,723	$170,597	$179,822
Less: gain on settlement	—	—	(4,520)
Add: accelerated amortization of debt issuance costs (non-cash)	—	1,121	—
Add: transaction costs	—	2,771	1,550
Add: severance charge	—	500	—
Add: adjustment for redemption of preferred shares (non-cash)	—	—	3,797
Less: gain from release of assumed earnout liability (non-cash)	—	—	(4,832)
Add: loss on debt extinguishment	—	819	(5,645)
FFO, as adjusted, of the Operating Partnership	$174,723	$175,808	$170,172

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

($ in thousands)	Three Months Ended December 31,
Consolidated net income	$2,795
Adjustments to net income:
Depreciation and amortization	40,758
Interest expense	16,452
Income tax expense of taxable REIT subsidiary	(36)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	59,969
Adjustments to EBITDA:
Unconsolidated EBITDA	34
Other income and expense, net	101
Noncontrolling interest	(351)
Adjusted EBITDA	59,753

Annualized Adjusted EBITDA[1]	$239,012

Company share of net debt:
Mortgage and other indebtedness	1,699,239
Less: Partner share of consolidated joint venture debt	(13,373)
Less: Cash, cash equivalents, and restricted cash	(32,176)
Plus: Debt Premium	1,411
Company Share of Net Debt	1,655,101
Net Debt to Adjusted EBITDA	6.9x

____________________
1	Represents Adjusted EBITDA for the three months ended December 31, 2017 (as shown in the table above) multiplied by four.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

The following table reflects changes in the components of our consolidated statements of operations for the years ended December 31, 2017 and 2016:

($ in thousands)	2017	2016	Net change 2016 to 2017
Revenue:
Rental income (including tenant reimbursements)	$346,444	$344,541	$1,903
Other property related revenue	11,998	9,581	2,417
Fee income	377	—	377
Total revenue	358,819	354,122	4,697
Expenses:
Property operating	49,643	47,923	1,720
Real estate taxes	43,180	42,838	342
General, administrative, and other	21,749	20,603	1,146
Transaction costs	—	2,771	(2,771)
Impairment charge	7,411	—	7,411
Depreciation and amortization	172,091	174,564	(2,473)
Total expenses	294,074	288,699	5,375
Operating income	64,745	65,423	(678)
Interest expense	(65,702)	(65,577)	(125)
Income tax benefit (expense) of taxable REIT subsidiary	100	(814)	914
Other expense, net	(415)	(169)	(246)
Loss before gains on sale of operating properties, net	(1,272)	(1,137)	(135)
Gains on sale of operating properties, net	15,160	4,253	10,907
Consolidated net income	13,888	3,116	10,772
Net income attributable to noncontrolling interests	(2,014)	(1,933)	(81)
Net income attributable to Kite Realty Group Trust common shareholders	$11,874	$1,183	$10,691

Property operating expense to total revenue ratio	13.8%	13.5%	0.3%

Rental income (including tenant reimbursements) increased $1.9 million, or 0.6%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(6,363)
Properties under redevelopment during 2016 and/or 2017	(3,323)
Development projects completed during 2016 and/or 2017	3,608
Properties fully operational during 2016 and 2017 and other	7,981
Total	$1,903

The net increase of $8.0 million in rental income for properties that were fully operational during 2016 and 2017 is primarily attributable to an increase in rental rates and an increase in occupancy, which leads to more tenants paying rent. The increase in rental revenue is primarily due to multiple anchor and small shop tenants opening as we completed or partially completed various redevelopment and repositioning projects including Trader Joe's at Centennial Gateway, Ross Dress for Less at Trussville Promenade, Party City at Market Street Village, Marshalls at Bolton Plaza, Ulta Salon at Pine Ridge Crossing, Tuesday Morning at Northdale Promenade, Petco at Hitchcock Plaza, Petsmart at Tarpon Bay Plaza, Buy Buy Baby at Cool Springs Market, Five Below at Shops at Moore and new small shop buildings at Castleton Crossing and Portofino Shopping Center. The net increase of $3.6 million in rental income for recently completed development projects during 2016 and 2017 is primarily due to multiple anchor tenants opening including Carmike Cinemas at Holly Springs Towne Center - Phase II, Ross Dress for Less and Michaels at Tamiami Crossing and Stein Mart at Parkside Town Commons - Phase II.

The average rents for new comparable leases signed in 2017 were $21.44 per square foot compared to average expiring rents of $17.43 per square foot in that period. The average rents for renewals signed in 2017 were $16.81 per square foot compared to average expiring rents of $15.77 per square foot in that period. For our retail operating portfolio, annualized base rent per square foot improved to $16.07 per square foot as of December 31, 2017, up from $15.53 per square foot as of December 31, 2016.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue increased by $2.4 million, primarily as a result of higher gains on sales of undepreciated assets of $1.3 million (including the effect of a $4.9 million gain on the sale of an outlot at Cove Center during the second quarter of 2017) and an increase of $1.0 million in lease termination income.

We recorded fee income of $0.4 million for the year ended December 31, 2017. In December 2017, we formed a joint venture with an unrelated third party to develop and own an Embassy Suites full-service hotel next to our Eddy Street Commons operating property at the University of Notre Dame. See additional discussion in Note 2 to the consolidated financial statements.

Property operating expenses increased $1.7 million, or 3.6%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(927)
Properties under redevelopment during 2016 and/or 2017	722
Development projects completed during 2016 and/or 2017	546
Properties fully operational during 2016 and 2017 and other	1,379
Total	$1,720

The net increase $1.4 million in property operating expenses for properties that were fully operational during 2016 and 2017 is primarily due to a combination of increases of $0.8 million in provision for credit losses attributable to certain anchor bankruptcies in 2017, $0.8 million in general building repair and landscaping costs at certain properties, $0.3 million in marketing expense, and $0.1 million in non-recoverable utility expense. The increases were partially offset by a decrease of $0.6 million in insurance expense.

As a percentage of revenue, property operating expenses increased between years from 13.5% to 13.8%. The increase was mostly due to an increase in certain non-recoverable expenses including provision for credit losses, marketing expenses, and non-recoverable utility expense at several of our properties.

Real estate taxes increased $0.3 million, or 0.8%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(863)
Properties under redevelopment during 2016 and/or 2017	(81)
Development projects completed during 2016 and/or 2017	403
Properties fully operational during 2016 and 2017 and other	883
Total	$342

The net increase of $0.9 million in real estate taxes for properties that were fully operational during 2016 and 2017 is primarily due to an increase in current year tax assessments at certain operating properties. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $1.1 million, or 5.6%. The increase is due primarily to higher personnel costs and company overhead expenses, which are partially offset by a severance charge of $0.5 million in 2016.

Transaction costs decreased by $2.8 million, as we did not incur any transaction costs for the year ended December 31, 2017.

In 2017, we recorded an impairment charge of $7.4 million related to one of our operating properties as a result of our conclusion the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of the asset. See additional discussion in Note 8 to the consolidated financial statements.

Depreciation and amortization expense decreased $2.5 million, or 1.4%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(3,687)
Properties under redevelopment during 2016 and/or 2017	3,920
Development projects completed during 2016 and/or 2017	(304)
Properties fully operational during 2016 and 2017 and other	(2,402)
Total	$(2,473)

The net increase of $3.9 million in properties under redevelopment during 2016 and 2017 is primarily due to $5.8 million of accelerated depreciation and amortization from the demolition of a building at our Fishers Station redevelopment property in preparation for replacing the anchor tenant and from the demolition of a building at The Corner redevelopment property. This increase was partially offset by $2.2 million of accelerated depreciation and amortization from the demolition of a portion of a building at our Burnt Store Promenade operating property in 2016. The net decrease of $2.4 million in depreciation and amortization at properties fully operational during 2016 and 2017 is primarily due to a decrease of $1.6 million in depreciation and amortization caused by tenant-specific assets becoming fully depreciated in 2017 and a decrease of $0.7 million in accelerated depreciation and amortization on tenant-specific assets caused by a tenant vacating prior to their lease expiration in 2016.

Interest expense increased $0.1 million or 0.2%. The increase is due to certain development projects, including Tamiami Crossing, Parkside Town Commons - Phase II and Holly Springs Towne Center - Phase II, becoming operational or partially operational throughout 2016. As a portion of a development project becomes operational, we cease capitalization of the related interest expense. This increase in interest expense was offset by reductions in debt utilizing proceeds from current year property sales.

We recorded an income tax benefit of our taxable REIT subsidiary of $0.1 million compared to an income tax expense of our taxable REIT subsidiary of $0.8 million for the years ended December 31, 2017 and 2016, respectively. The decrease is primarily due to lower gains on sales of residential units at Eddy Street Commons for the year ended December 31, 2017, compared to the same period in 2016. The last of the units in Phase I were sold in 2016.

We recorded a net gain of $15.2 million on the sale of our Cove Center, Clay Marketplace, The Shops at Village Walk and Wheatland Towne Center operating properties for the year ended December 31, 2017, compared to a net gain of $4.3 million on the sale of our Shops at Otty and Publix at St. Cloud operating properties for the year ended December 31, 2016.

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

The net $2.6 million decrease for properties fully operational during 2015 and 2016 is primarily due to a combination of decreases of $1.2 million in provision for credit losses, $0.8 million in trash removal expense as tenants began contracting for this item directly with outside vendors, $0.5 million in insurance costs as we generated efficiencies with our larger operating platform, $0.3 million in utility expense, and $0.2 million in snow removal expense. The decreases were offset by an increase of $0.5 million in landscaping expense.

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

Interest expense increased $9.1 million or 16.2%. The increase is due to recording $1.0 million in accelerated amortization of debt issuance costs from amending the unsecured term loans, retiring one of our term loans and securing longer-term fixed rate debt through the issuance of senior unsecured notes in the second half of 2015 and in the third quarter of 2016 that carried higher interest rates than the variable rate on our unsecured revolving credit facility, which was paid down with the proceeds. We also redeemed all of our outstanding preferred shares in the fourth quarter of 2015 using the proceeds from the senior unsecured notes. The increase is also due to certain development projects, including Parkside Town Commons - Phase I and Holly Springs Towne Center - Phase II becoming operational. As a portion of the project becomes operational, we cease capitalization of the related interest expense.

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

The continued positive operating cash flows of the Company have enhanced our liquidity position and reduced our borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.

In 2017, we sold our Cove Center operating property in Stuart, Florida, our Clay Marketplace operating property in Birmingham, Alabama, our Shops at Village Walk operating property in Fort Myers, Florida, and our Wheatland Towne Crossing operating property in Dallas, Texas, for aggregate gross proceeds of $77.7 million and a net gain of $15.2 million. We utilized these proceeds to pay down the unsecured revolving credit facility and fund a portion of our development costs.

As of December 31, 2017, we had approximately $373.8 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered asset pool allocated to the unsecured revolving credit facility. We also had $24.1 million in cash and cash equivalents as of December 31, 2017.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans, and our senior unsecured notes as of December 31, 2017.

We have on file with the SEC a shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of equity and debt securities. Equity securities may be offered and sold by the Parent Company, and the net proceeds of any such offerings would be contributed to the Operating Partnership in exchange for additional General Partner Units. Debt securities may be offered and sold by the Operating Partnership with the Operating Partnership receiving the proceeds. From time to time, we may issue securities under this shelf registration statement to fund the repayment of long-term debt upon maturity and for other general corporate purposes. We plan to file a new shelf registration statement on Form S-3 prior to expiration of the current registration statement.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of December 31, 2017, we had $37.9 million of secured debt scheduled to mature in 2018, excluding scheduled monthly principal payments. We believe we have sufficient liquidity to repay these obligations from current resources and our unsecured revolving credit facility.

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

In November 2017, our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the fourth quarter of 2017, which represented a 5.0% increase over our previous quarterly distribution.  This distribution, totaling $27.2 million, was paid on January 12, 2018 to common shareholders and Common Unit holders of record as of January 5, 2018.  Future dividends are at the discretion of the Board of Trustees.

Other short-term liquidity needs also include expenditures for tenant improvements, renovation costs, external leasing commissions and recurring capital expenditures.  During the year ended December 31, 2017, we incurred $2.9 million of costs for recurring capital expenditures on operating properties and also incurred $15.0 million of costs for tenant improvements and external leasing commissions (excluding development and redevelopment properties). We currently anticipate incurring approximately $14 million to $16 million of additional major tenant improvements during 2018 at a number of our operating properties.

As of December 31, 2017, we had two development projects under construction, both at our Eddy Street Commons property across the street from the University of Notre Dame in South Bend, Indiana.  For the first project - Eddy Street Commons, Phase II - the total estimated cost equals $89.2 million.  This consists of our estimated costs of $8.4 million, tax increment financing of

$16.1 million, and residential apartments and townhomes costs of $64.7 million that we expect will be covered by an unrelated third party under a ground sublease that is currently being negotiated.  For the second project - the Embassy Suites hotel - our share of the total estimated costs after deducting $6.0 million of tax increment financing is approximately $13.9 million, of which $3.8 million had been incurred as of December 31, 2017. We anticipate incurring the majority of the remaining costs for both projects over the next 12 to 36 months.  We believe we have sufficient financing in place to fund these projects through cash flow from operations and borrowings on the hotel construction loan.

We have seven properties in our 3-R initiative that are currently under construction. Total estimated costs of this construction are expected to be in the range of $71 million to $77 million. We have already spent $47.8 million and the remaining costs are expected to be incurred through the end of 2018. We expect to be able to fund these costs largely from operating cash flow, draws from our unsecured revolving credit facility or proceeds from asset sales.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment, Reposition, Repurpose Opportunities. We are currently evaluating additional redevelopment, repositioning, and repurposing of several other operating properties as part of our 3-R initiative. Total estimated costs of these properties are currently expected to be in the range of $40 million to $56 million. We believe we will have sufficient funding for these projects through cash flow from operations, borrowings on our unsecured revolving credit facility and proceeds from asset sales.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital.  It is unlikely that we would have sufficient funds on hand to meet these long-term capital requirements, requiring us to satisfy these needs through additional borrowings, sales of common or preferred shares, issuance of Operating Partnership units, cash generated through property dispositions or future property acquisitions and/or participation in joint venture arrangements.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements.  We evaluate all future opportunities against pre-established criteria including, but not limited to, location, demographics, expected return, tenant credit quality, tenant relationships, and amount of existing retail space in the market.  Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions.

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the year ended December 31, 2017:

Year to Date
($ in thousands)	December 31, 2017
Developments	$4,121
Under Construction 3-R Projects	39,868
3-R Opportunities	1,865
Recently completed developments/redevelopments and other[1]	8,659
Recurring operating capital expenditures (primarily tenant improvement payments)	16,013
Total	$70,526

____________________
1	This classification includes Parkside Town Commons - Phase II, Holly Springs Towne Center - Phase II, Tamiami Crossing, Northdale Promenade and Trussville Promenade.

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we had experienced a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.3 million for the year ended December 31, 2017.

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings were unchanged during 2017.

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

Cash Flows

As of December 31, 2017, we had cash and cash equivalents on hand of $24.1 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Cash provided by operating activities was $153.7 million for the year ended December 31, 2017, a decrease of $1.3 million from the same period of 2016.  The slight decrease was primarily due to a decrease in cash provided by operating activities due to our 2017 property sales, partially offset by the completion of several 3-R projects, and higher revenue on sales of undepreciated assets in 2017.

Cash used in investing activities was $0.1 million for the year ended December 31, 2017, as compared to cash used in investing activities of $82.7 million in the same period of 2016.  The major changes in cash used in investing activities are as follows:

•
Net proceeds of $76.1 million related to the sale of Cove Center, Clay Marketplace, The Shops at Village Walk and Wheatland Towne Crossing in 2017, compared to net proceeds of $14.2 million from two property sales in 2016; and

•
Decrease in capital expenditures of $23.8 million, partially offset by a decrease in construction payables of $4.3 million.  In 2017, we incurred additional construction costs at our Parkside Towne Commons - Phase II and Holly Springs Towne Center - Phase II development projects, and additional construction costs at several of our redevelopment properties.

Cash used in financing activities was $149.3 million for the year ended December 31, 2017, compared to cash used in financing activities of $86.3 million in the same period of 2016.  Highlights of significant cash sources and uses in financing activities during 2017 are as follows:

•	We retired the $6.7 million loan secured by our Pleasant Hill Commons operating property using a draw on the unsecured revolving credit facility;

•	We borrowed $91.0 million on the unsecured revolving credit facility to fund development activities, redevelopment activities, and tenant improvement costs;

•	We used the $76.1 million proceeds from the sale of four operating properties to pay down the unsecured revolving credit facility;

•	We repaid $48.2 million on the unsecured revolving credit facility using cash flows generated from operations;

•	We paid $8.3 million to partners in one of our joint ventures to fund the partial redemption of their redeemable noncontrolling interests; and

•	We made distributions to common shareholders and Common Unit holders of $105.0 million.

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

Cash used in financing activities was $86.3 million for the year ended December 31, 2016, compared to cash used in financing activities of $94.9 million in the same period of 2015.  Highlights of significant cash sources and uses in financing activities during 2016 are as follows:

•	We retired approximately $139 million of secured loans that were secured by multiple operating properties via draws on our unsecured revolving credit facility;

•
We issued $300 million of our senior unsecured notes in a public offering.  The net proceeds of which were utilized to retire a $200 million term loan and the $75.9 million construction loan secured by our Parkside Town Commons operating property and to fund a portion of the retirement of $35 million in secured loans.

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

As of December 31, 2017, we have outstanding letters of credit totaling $6.3 million, against which no amounts were advanced.

Contractual Obligations

The following table summarizes our contractual obligations to third parties based on contracts executed as of December 31, 2017.

($ in thousands)	Consolidated Long-term Debt and Interest[1]	Development Activity and Tenant Allowances[2]	Operating Ground Leases	Employment Contracts[3]	Total
2018	$110,663	$14,538	$1,686	$943	$127,830
2019	71,514	—	1,694	—	73,208
2020	113,121	—	1,777	—	114,898
2021	480,374	—	1,789	—	482,163
2022	447,348	—	1,814	—	449,162
Thereafter	848,307	—	73,790	—	922,097
Total	$2,071,327	$14,538	$82,550	$943	$2,169,358

____________________
1
Our long-term debt consists of both variable and fixed-rate debt and includes both principal and interest.  Interest expense for variable-rate debt was calculated using the interest rates as of December 31, 2017.

2	Tenant allowances include commitments made to tenants at our operating and under construction development and redevelopment properties.
3
We have entered into employment agreements with certain members of senior management. Each employment agreement automatically renewed for one additional year on July 1, 2017. Each agreement will continue to renew each July 1st thereafter unless we or the individual elects not to renew the agreement.

Obligations in Connection with Development and Redevelopment Projects Under Construction

We are obligated under various completion guarantees with lenders and tenants to complete all or portions of our under construction development and redevelopment projects. We believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations, borrowings on our unsecured revolving credit facility and through our joint venture's borrowings on its construction loan for the Embassy Suites at University of Notre Dame.

Our share of estimated future costs for our under construction and future developments and redevelopments is further discussed on page 64 in the "Short and Long-Term Liquidity Needs" section.

Outstanding Indebtedness

The following table presents details of outstanding consolidated indebtedness as of December 31, 2017 and 2016 adjusted for hedges:

($ in thousands)	December 31, 2017	December 31, 2016
Senior unsecured notes	$550,000	$550,000
Unsecured revolving credit facility	60,100	79,600
Unsecured term loans	400,000	400,000
Mortgage notes payable - fixed rate	576,927	587,762
Mortgage notes payable - variable rate	113,623	114,388
Net debt premiums and issuance costs, net	(1,411)	(676)
Total mortgage and other indebtedness	$1,699,239	$1,731,074

 Consolidated indebtedness, including weighted average maturities and weighted average interest rates at December 31, 2017, is summarized below:

($ in thousands)	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (in years)
Fixed rate debt[1]	$1,562,423	92%	4.10%	5.6
Variable rate debt	138,227	8%	3.06%	4.1
Net debt premiums and issuance costs, net	(1,411)	N/A	N/A	N/A
Total	$1,699,239	100%	4.02%	5.5

____________________
1
Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of December 31, 2017, $435.5 million in variable rate debt is hedged for a weighted average 1.9 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases.  Mortgage indebtedness is generally repaid in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness are based on LIBOR plus spreads ranging from 160 to 225 basis points.  At December 31, 2017, the one-month LIBOR interest rate was 1.56%.  Fixed interest rates on mortgage loans range from 3.78% to 6.78%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. We are exposed to interest rate changes primarily through our variable-rate unsecured credit facility and unsecured term loans and other property-specific variable-rate mortgages. Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, hedges, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument.  As a matter of policy, we do not utilize financial instruments for trading or speculative transactions.

We had $1.7 billion of outstanding consolidated indebtedness as of December 31, 2017 (inclusive of net unamortized net debt premiums and issuance costs of $1.4 million). As of December 31, 2017, we were party to various consolidated interest rate hedge agreements totaling $435.5 million, with maturities over various terms through 2021. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $1.6 billion (92%) and $0.1 billion (8%), respectively, of our total consolidated indebtedness at December 31, 2017.

We have $37.9 million of fixed rate debt maturing during 2018.  A 100 basis point increase in market interest rates would not materially impact the annual cash flows associated with these loans.  A 100 basis point change in interest rates on our unhedged variable rate debt as of December 31, 2017 would change our annual cash flow by $1.4 million.  Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term LIBOR interest rates.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Parent Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Parent Company's management, including its Chief Executive Officer and Chief Financial Officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control – Integrated Framework, the Parent Company's management has concluded that its internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Operating Partnership's management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control – Integrated Framework, the Operating Partnership's management has concluded that its internal control over financial reporting was effective as of December 31, 2017.

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

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Trustees of Kite Realty Group Trust:

Opinion on Internal Control over Financial Reporting
We have audited Kite Realty Group Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Kite Realty Group Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Indianapolis, Indiana
February 20, 2018

Report of Independent Registered Public Accounting Firm

The Partners of Kite Realty Group, L.P. and subsidiaries and the Board of Trustees of Kite Realty Group Trust:

Opinion on Internal Control over Financial Reporting
We have audited Kite Realty Group, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Kite Realty Group, L.P and subsidiaries’ (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Partnership and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Indianapolis, Indiana
February 20, 2018

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated by reference to the material appearing in our 2018 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end in accordance with Regulation 14A.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Kite Realty Group Trust, KRG Magellan, LLC and Inland Diversified Real Estate Trust, Inc., dated February 9, 2014	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.5	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.6	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.7	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.8	Executive Employment Agreement, dated as of August 6, 2014, by and between the Company and Scott E. Murray*	Incorporated by reference to Exhibit 10.8 the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2014.

10.9	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.10	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Scott E. Murray*	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.16	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.19	Indemnification Agreement, dated as of November 3, 2008, by and between Kite Realty Group, L.P. and Darell E. Zink, Jr.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2008

10.20	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group, L.P. and Victor J. Coleman*	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2012

10.21	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and Christie B. Kelly*	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2013

10.22	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and David R. O’Reilly*	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2013

10.23	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and Barton R. Peterson*	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2013

10.24	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Lee A. Daniels*	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.25	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Gerald W. Grupe*	Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.26	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Charles H. Wurtzebach*	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.27	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.28
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.29	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.30	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.31	Form of 2014 Outperformance LTIP Unit Award Agreement	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.32	Form of 2016 Outperformance Plan LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 3, 2016

10.33	Kite Realty Group Trust 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Kite Realty Group Trust filed with the SEC on May 8, 2013

10.34	Form of Nonqualified Share Option Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.35	Form of Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.36	Schedule of Non-Employee Trustee Fees and Other Compensation*	Incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 26, 2016

10.37	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.38	Form of Performance Share Unit Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.38 of the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2017

10.39	Fifth Amended and Restated Credit Agreement, dated as of July 28, 2016, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

10.40	First Amended and Restated Springing Guaranty, dated as of July 28, 2016, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

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
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

10.49	Schedule of Non-Employee Trustee Fees and Other Compensation*	Filed herewith

12.1	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the Parent Company	Filed herewith

12.2	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of the Operating Partnership	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young LLP relating to the Parent Company	Filed herewith

23.2	Consent of Ernst & Young LLP relating to the Operating Partnership	Filed herewith

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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
Filed herewith

99.1	Material U.S. Federal Income Tax Considerations	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

____________________
* Denotes a management contract or compensatory, plan contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST
(Registrant)

/s/ John A. Kite
John A. Kite
February 20, 2018	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ Daniel R. Sink
Daniel R. Sink
February 20, 2018	Chief Financial Officer
(Date)	(Principal Financial Officer)

KITE REALTY GROUP L.P. AND SUBSIDIARIES
(Registrant)

/s/ John A. Kite
John A. Kite
February 20, 2018	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ Daniel R. Sink
Daniel R. Sink
February 20, 2018	Chief Financial Officer
(Date)	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Kite	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	February 20, 2018
(John A. Kite)

/s/ William E. Bindley	Trustee	February 20, 2018
(William E. Bindley)

/s/ Victor J. Coleman	Trustee	February 20, 2018
(Victor J. Coleman)

/s/ Christie B. Kelly	Trustee	February 20, 2018
(Christie B. Kelly)

/s/ David R. O’Reilly	Trustee	February 20, 2018
(David R. O’Reilly)

/s/ Barton R. Peterson	Trustee	February 20, 2018
(Barton R. Peterson)

/s/ Lee A. Daniels	Trustee	February 20, 2018
(Lee A. Daniels)

/s/ Gerald W. Grupe	Trustee	February 20, 2018
(Gerald W. Grupe)

/s/ Charles H. Wurtzebach	Trustee	February 20, 2018
(Charles H. Wurtzebach)

/s/ Daniel R. Sink	Chief Financial Officer (Principal Financial Officer)	February 20, 2018
(Daniel R. Sink)

/s/ David E. Buell	Senior Vice President, Chief Accounting Officer	February 20, 2018
(David E. Buell)

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries

Index to Financial Statements

Page
Consolidated Financial Statements:

Kite Realty Group Trust:

Report of Independent Registered Public Accounting Firm	F-1

Kite Realty Group, L.P. and subsidiaries

Report of Independent Registered Public Accounting Firm	F-2

Kite Realty Group Trust:

Balance Sheets as of December 31, 2017 and 2016	F-3

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017, 2016, and 2015	F-4

Statements of Shareholders’ Equity for the Years Ended December 31, 2017, 2016, and 2015	F-5

Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015	F-6

Kite Realty Group, L.P. and subsidiaries
Balance Sheets as of December 31, 2017 and 2016	F-7

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017, 2016, and 2015	F-8

Statements of Partner's Equity for the Years Ended December 31, 2017, 2016, and 2015	F-9

Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015	F-10

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries:

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule:

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries:

Schedule III – Real Estate and Accumulated Depreciation	F-44

Notes to Schedule III	F-49

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of Kite Realty Group Trust:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of sponsoring organizations of the Treadway Commission (2013 Framework) and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.
Indianapolis, Indiana
February 20, 2018

Report of Independent Registered Public Accounting Firm

The Partners of Kite Realty Group, L.P. and subsidiaries and the Board of Trustees of Kite Realty Group Trust:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group, L.P. and subsidiaries (the Partnership) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, partner’s equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of sponsoring organizations of the Treadway Commission (2013 Framework) and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2015.
Indianapolis, Indiana
February 20, 2018

Kite Realty Group Trust
Consolidated Balance Sheets
($ in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets:
Investment properties, at cost	$3,957,884	$3,996,065
Less: accumulated depreciation	(664,614)	(560,683)
	3,293,270	3,435,382

Cash and cash equivalents	24,082	19,874
Tenant and other receivables, including accrued straight-line rent of $31,747 and $28,703 respectively, net of allowance for uncollectible accounts	58,328	53,087
Restricted cash and escrow deposits	8,094	9,037
Deferred costs and intangibles, net	112,359	129,264
Prepaid and other assets	16,365	9,727
Total Assets	$3,512,498	$3,656,371

Liabilities and Equity:
Mortgage and other indebtedness	$1,699,239	$1,731,074
Accounts payable and accrued expenses	78,482	80,664
Deferred revenue and intangibles, net and other liabilities	96,564	112,202
Total Liabilities	1,874,285	1,923,940
Commitments and contingencies	—	—
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	72,104	88,165
Equity:
Kite Realty Group Trust Shareholders’ Equity
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,606,068 and 83,545,398 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	836	835
Additional paid in capital and other	2,071,418	2,062,360
Accumulated other comprehensive income (loss)	2,990	(316)
Accumulated deficit	(509,833)	(419,305)
Total Kite Realty Group Trust Shareholders' Equity	1,565,411	1,643,574
Noncontrolling Interests	698	692
Total Equity	1,566,109	1,644,266
Total Liabilities and Equity	$3,512,498	$3,656,371

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
($ in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Minimum rent	$273,444	$274,059	$263,794
Tenant reimbursements	73,000	70,482	70,235
Other property related revenue	11,998	9,581	12,976
Fee income	377	—	—
Total revenue	358,819	354,122	347,005
Expenses:
Property operating	49,643	47,923	49,973
Real estate taxes	43,180	42,838	40,904
General, administrative, and other	21,749	20,603	18,709
Transaction costs	—	2,771	1,550
Non-cash gain from release of assumed earnout liability	—	—	(4,832)
Impairment charge	7,411	—	1,592
Depreciation and amortization	172,091	174,564	167,312
Total expenses	294,074	288,699	275,208
Operating income	64,745	65,423	71,797
Interest expense	(65,702)	(65,577)	(56,432)
Income tax benefit (expense) of taxable REIT subsidiary	100	(814)	(186)
Non-cash gain on debt extinguishment	—	—	5,645
Gain on settlement	—	—	4,520
Other expense, net	(415)	(169)	(95)
(Loss) income before gains on sale of operating properties, net	(1,272)	(1,137)	25,249
Gains on sale of operating properties, net	15,160	4,253	4,066
Consolidated net income	13,888	3,116	29,315
Net income attributable to noncontrolling interests	(2,014)	(1,933)	(2,198)
Net income attributable to Kite Realty Group Trust	11,874	1,183	27,117
Dividends on preferred shares	—	—	(7,877)
Non-cash adjustment for redemption of preferred shares	—	—	(3,797)
Net income attributable to common shareholders	$11,874	$1,183	$15,443

Net income per common share – basic	$0.14	$0.01	$0.19
Net income per common share – diluted	$0.14	$0.01	$0.18

Weighted average common shares outstanding - basic	83,585,333	83,436,511	83,421,904
Weighted average common shares outstanding - diluted	83,690,418	83,465,500	83,534,381

Dividends declared per common share	$1.225	$1.165	$1.090

Consolidated net income	$13,888	$3,116	$29,315
Change in fair value of derivatives	3,384	1,871	(995)
Total comprehensive income	17,272	4,987	28,320
Comprehensive income attributable to noncontrolling interests	(2,092)	(1,975)	(2,173)
Comprehensive income attributable to Kite Realty Group Trust	$15,180	$3,012	$26,147

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2014	4,100,000	$102,500	83,490,663	$835	$2,044,425	$(1,175)	$(247,801)	$1,898,784
Stock compensation activity	—	—	(173,798)	(2)	3,744	—	—	3,742
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	—	—	(970)	—	(970)
Distributions declared to common shareholders	—	—	—	—	—	—	(90,899)	(90,899)
Distributions to preferred shareholders	—	—	—	—	—	—	(7,877)	(7,877)
Redemption of preferred shares	(4,100,000)	(102,500)	—	—	3,797	—	(3,797)	(102,500)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	27,117	27,117
Acquisition of partners' interests in consolidated joint ventures	—	—	—	—	1,445	—	—	1,445
Exchange of redeemable noncontrolling interests for common shares	—	—	18,000	—	487	—	—	487
Adjustment to redeemable noncontrolling interests	—	—	—	—	(3,353)	—	—	(3,353)
Balances, December 31, 2015	—	$—	83,334,865	$833	$2,050,545	$(2,145)	$(323,257)	$1,725,976
Stock compensation activity	—	—	67,804	1	5,042	—	—	5,043
Issuance of common shares under at-the-market plan, net	—	—	137,229	1	3,836	—	—	3,837
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	—	—	1,829	—	1,829
Distributions declared to common shareholders	—	—	—	—	—	—	(97,231)	(97,231)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	1,183	1,183
Exchange of redeemable noncontrolling interests for common shares	—	—	5,500	—	149	—	—	149
Adjustment to redeemable noncontrolling interests	—	—	—	—	2,788	—	—	2,788
Balances, December 31, 2016	—	$—	83,545,398	$835	$2,062,360	$(316)	$(419,305)	$1,643,574
Stock compensation activity	—	—	48,670	1	5,915	—	—	5,916
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—		—	3,306	—	3,306
Distributions declared to common shareholders	—	—	—	—	—	—	(102,402)	(102,402)
Net income attributable to Kite Realty Group Trust	—	—	—	—	—	—	11,874	11,874
Acquisition of partner's noncontrolling interest in Fishers Station operating property	—	—			(3,750)	—	—	(3,750)
Exchange of redeemable noncontrolling interests for common shares	—	—	12,000	—	236	—	—	236
Adjustment to redeemable noncontrolling interests	—	—			6,657	—	—	6,657
Balances, December 31, 2017	—	$—	83,606,068	$836	$2,071,418	$2,990	$(509,833)	$1,565,411

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities:
Consolidated net income	$13,888	$3,116	$29,315
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of operating properties, net of tax	(15,160)	(4,253)	(4,066)
Impairment charge	7,411	—	1,592
Non-cash gain on debt extinguishment	—	—	(5,645)
Loss on debt extinguishment	—	1,430	—
Straight-line rent	(4,696)	(5,453)	(5,638)
Depreciation and amortization	174,625	179,084	170,521
Provision for credit losses, net of recoveries	2,786	2,771	4,331
Compensation expense for equity awards	5,987	5,214	4,580
Amortization of debt fair value adjustment	(2,913)	(4,412)	(5,834)
Amortization of in-place lease liabilities	(3,677)	(6,863)	(3,347)
Non-cash gain from release of assumed earnout liability	—	—	(4,832)
Changes in assets and liabilities:
Tenant receivables	(5,832)	(519)	(1,510)
Deferred costs and other assets	(12,533)	(13,509)	(6,646)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(6,228)	(388)	(903)
Payments on assumed earnout liability	—	(1,285)	(2,581)
Net cash provided by operating activities	153,658	154,933	169,337
Cash flow from investing activities:
Acquisitions of interests in properties	—	—	(166,411)
Capital expenditures, net	(70,526)	(94,319)	(92,564)
Net proceeds from sales of operating properties	76,076	14,186	170,016
Change in construction payables	(4,276)	(3,024)	4,562
Collection of note receivable	—	500	—
Capital contribution to unconsolidated joint venture	(1,400)	—	—
Net cash used in investing activities	(126)	(82,657)	(84,397)
Cash flow from financing activities:
Proceeds from issuance of common shares, net	—	4,402	—
Payments for redemption of preferred shares	—	—	(102,500)
Repurchases of common shares upon the vesting of restricted shares	(808)	(1,125)	(1,002)
Purchase of redeemable noncontrolling interests	—	—	(33,998)
Acquisition of partner's interest in Fishers Station operating property	(3,750)	—	—
Loan proceeds	97,700	608,301	984,303
Loan transaction costs	—	(8,084)	(4,913)
Loan payments	(129,156)	(589,501)	(835,019)
Loss on debt extinguishment	—	(1,430)	—
Distributions paid – common shareholders	(101,128)	(94,669)	(89,379)
Distributions paid – preferred shareholders	—	—	(8,582)
Distributions paid – redeemable noncontrolling interests	(3,921)	(3,924)	(3,681)
Distributions to noncontrolling interests	—	(252)	(115)
Payment for partial redemption of redeemable noncontrolling interests	(8,261)	—	—
Net cash used in financing activities	(149,324)	(86,282)	(94,886)
Increase (decrease) in cash and cash equivalents	4,208	(14,006)	(9,946)
Cash and cash equivalents, beginning of year	19,874	33,880	43,826
Cash and cash equivalents, end of year	$24,082	$19,874	$33,880
Supplemental disclosures
Cash paid for interest, net of capitalized interest	$68,819	$67,172	$61,306
Cash paid for taxes	$—	$545	$281
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
($ in thousands, except unit data)

	December 31, 2017	December 31, 2016
Assets:
Investment properties, at cost	$3,957,884	$3,996,065
Less: accumulated depreciation	(664,614)	(560,683)
	3,293,270	3,435,382

Cash and cash equivalents	24,082	19,874
Tenant and other receivables, including accrued straight-line rent of $31,747 and $28,703 respectively, net of allowance for uncollectible accounts	58,328	53,087
Restricted cash and escrow deposits	8,094	9,037
Deferred costs and intangibles, net	112,359	129,264
Prepaid and other assets	16,365	9,727
Total Assets	$3,512,498	$3,656,371

Liabilities and Equity:
Mortgage and other indebtedness	$1,699,239	$1,731,074
Accounts payable and accrued expenses	78,482	80,664
Deferred revenue and intangibles, net and other liabilities	96,564	112,202
Total Liabilities	1,874,285	1,923,940
Commitments and contingencies	—	—
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	72,104	88,165
Partners Equity:
Parent Company:
Common equity, 83,606,068 and 83,545,398 units issued and outstanding at December 31, 2017 and December 31, 2016, respectively	1,562,421	1,643,890
Accumulated other comprehensive income (loss)	2,990	(316)
Total Partners Equity	1,565,411	1,643,574
Noncontrolling Interests	698	692
Total Equity	1,566,109	1,644,266
Total Liabilities and Equity	$3,512,498	$3,656,371

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
($ in thousands, except unit and per unit data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Minimum rent	$273,444	$274,059	$263,794
Tenant reimbursements	73,000	70,482	70,235
Other property related revenue	11,998	9,581	12,976
Fee income	377	—	—
Total revenue	358,819	354,122	347,005
Expenses:
Property operating	49,643	47,923	49,973
Real estate taxes	43,180	42,838	40,904
General, administrative, and other	21,749	20,603	18,709
Transaction costs	—	2,771	1,550
Non-cash gain from release of assumed earnout liability	—	—	(4,832)
Impairment charge	7,411	—	1,592
Depreciation and amortization	172,091	174,564	167,312
Total expenses	294,074	288,699	275,208
Operating income	64,745	65,423	71,797
Interest expense	(65,702)	(65,577)	(56,432)
Income tax benefit (expense) of taxable REIT subsidiary	100	(814)	(186)
Non-cash gain on debt extinguishment	—	—	5,645
Gain on settlement	—	—	4,520
Other expense, net	(415)	(169)	(95)
(Loss) income before gains on sale of operating properties, net	(1,272)	(1,137)	25,249
Gain on sale of operating properties, net	15,160	4,253	4,066
Consolidated net income	13,888	3,116	29,315
Net income attributable to noncontrolling interests	(1,733)	(1,906)	(1,854)
Dividends on preferred units	—	—	(7,877)
Non-cash adjustment for redemption of preferred shares	—	—	(3,797)
Net income attributable to common unitholders	$12,155	$1,210	$15,787

Allocation of net income:
Limited Partners	$281	$27	$344
Parent Company	11,874	1,183	15,443
	$12,155	$1,210	$15,787

Net income per unit - basic	$0.14	$0.01	$0.19
Net income per unit - diluted	$0.14	$0.01	$0.18

Weighted average common units outstanding - basic	85,566,272	85,374,910	85,219,827
Weighted average common units outstanding - diluted	85,671,358	85,403,899	85,332,303

Distributions declared per common unit	$1.225	$1.165	$1.090

Consolidated net income	$13,888	$3,116	$29,315
Change in fair value of derivatives	3,384	1,871	(995)
Total comprehensive income	17,272	4,987	28,320
Comprehensive income attributable to noncontrolling interests	(1,733)	(1,906)	(1,854)
Comprehensive income attributable to common unitholders	$15,539	$3,081	$26,466

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partner's Equity
($ in thousands)

	General Partner			Total
	Common Equity	Preferred Equity	Accumulated Other Comprehensive (Loss) Income
Balances, December 31, 2014	$1,797,459	$102,500	$(1,175)	$1,898,784
Stock compensation activity	3,742	—	—	3,742
Other comprehensive loss attributable to Parent Company	—	—	(970)	(970)
Distributions declared to Parent Company	(90,899)	—	—	(90,899)
Distributions to preferred unitholders	—	(7,877)	—	(7,877)
Redemption of preferred units	3,797	(102,500)	—	(98,703)
Net income	15,443	7,877	—	23,320
Acquisition of partners' interests in consolidated joint ventures	1,445	—	—	1,445
Conversion of Limited Partner Units to shares of the Parent Company	487	—	—	487
Adjustment to redeemable noncontrolling interests	(3,353)	—	—	(3,353)
Balances, December 31, 2015	$1,728,121	$—	$(2,145)	$1,725,976
Stock compensation activity	5,043	—	—	5,043
Capital Contribution from the General Partner	3,837	—	—	3,837
Other comprehensive income attributable to Parent Company	—	—	1,829	1,829
Distributions declared to Parent Company	(97,231)	—	—	(97,231)
Net income	1,183	—	—	1,183
Conversion of Limited Partner Units to shares of the Parent Company	149	—	—	149
Adjustment to redeemable noncontrolling interests	2,788	—	—	2,788
Balances, December 31, 2016	$1,643,890	$—	$(316)	$1,643,574
Stock compensation activity	5,916	—	—	5,916
Other comprehensive income attributable to Parent Company	—	—	3,306	3,306
Distributions declared to Parent Company	(102,402)	—	—	(102,402)
Net income	11,874	—	—	11,874
Acquisition of partner's interest in Fishers Station operating property	(3,750)	—	—	(3,750)
Conversion of Limited Partner Units to shares of the Parent Company	236	—	—	236
Adjustment to redeemable noncontrolling interests	6,657	—	—	6,657
Balances, December 31, 2017	$1,562,421	$—	$2,990	$1,565,411

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities:
Consolidated net income	$13,888	$3,116	$29,315
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of operating properties, net of tax	(15,160)	(4,253)	(4,066)
Impairment charge	7,411	—	1,592
Non-cash gain on debt extinguishment	—	—	(5,645)
Loss on debt extinguishment	—	1,430	—
Straight-line rent	(4,696)	(5,453)	(5,638)
Depreciation and amortization	174,625	179,084	170,521
Provision for credit losses, net of recoveries	2,786	2,771	4,331
Compensation expense for equity awards	5,987	5,214	4,580
Amortization of debt fair value adjustment	(2,913)	(4,412)	(5,834)
Amortization of in-place lease liabilities	(3,677)	(6,863)	(3,347)
Non-cash gain from release of assumed earnout liability	—	—	(4,832)
Changes in assets and liabilities:
Tenant receivables	(5,832)	(519)	(1,510)
Deferred costs and other assets	(12,533)	(13,509)	(6,646)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(6,228)	(388)	(903)
Payments on assumed earnout liability	—	(1,285)	(2,581)
Net cash provided by operating activities	153,658	154,933	169,337
Cash flow from investing activities:
Acquisitions of interests in properties	—	—	(166,411)
Capital expenditures, net	(70,526)	(94,319)	(92,564)
Net proceeds from sales of operating properties	76,076	14,186	170,016
Change in construction payables	(4,276)	(3,024)	4,562
Collection of note receivable	—	500	—
Capital contribution to unconsolidated joint venture	(1,400)	—	—
Net cash used in investing activities	(126)	(82,657)	(84,397)
Cash flow from financing activities:
Contributions from the Parent Company	—	4,402	—
Payments for redemption of preferred units	—	—	(102,500)
Distributions to the Parent Company for repurchases of common shares upon the vesting of restricted shares	(808)	(1,125)	(1,002)
Purchase of redeemable noncontrolling interests	—	—	(33,998)
Acquisition of partner's interest in Fishers Station operating property	(3,750)	—	—
Loan proceeds	97,700	608,301	984,303
Loan transaction costs	—	(8,084)	(4,913)
Loan payments	(129,156)	(589,501)	(835,019)
Loss on debt extinguishment	—	(1,430)	—
Distributions paid – common unitholders	(101,128)	(94,669)	(89,379)
Distributions paid – preferred unitholders	—	—	(8,582)
Distributions paid – redeemable noncontrolling interests	(3,921)	(3,924)	(3,681)
Distributions to noncontrolling interests	—	(252)	(115)
Payment for partial redemption of redeemable noncontrolling interests	(8,261)	—	—
Net cash used in financing activities	(149,324)	(86,282)	(94,886)
Increase (decrease) in cash and cash equivalents	4,208	(14,006)	(9,946)
Cash and cash equivalents, beginning of year	19,874	33,880	43,826
Cash and cash equivalents, end of year	$24,082	$19,874	$33,880
Supplemental disclosures
Cash paid for interest, net of capitalized interest	$68,819	$67,172	$61,306
Cash paid for taxes	$—	$545	$281
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017
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

The Parent Company is the sole general partner of the Operating Partnership, and as of December 31, 2017 owned approximately 97.7% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.3% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At December 31, 2017, we owned interests in 117 operating and redevelopment properties totaling approximately 23.3 million square feet. We also owned two development projects under construction as of this date.

At December 31, 2016, we owned interests in 119 operating and redevelopment properties totaling approximately 23.4 million square feet. We also owned two development projects under construction as of this date.

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

Components of Investment Properties

The Company’s investment properties as of December 31, 2017 and December 31, 2016 were as follows:

($ in thousands)	Balance at
	December 31, 2017	December 31, 2016
Investment properties, at cost:
Land, buildings and improvements	$3,873,149	$3,885,223
Furniture, equipment and other	8,453	7,246
Land held for development	31,142	34,171
Construction in progress	45,140	69,425
	$3,957,884	$3,996,065

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of December 31, 2017, we owned investments in three joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $238.8 million, which were secured by assets of the VIEs totaling $497.5 million.  The Operating Partnership guarantees the debt of these VIEs.

The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary in accordance with the VIE model.

Embassy Suites at the University of Notre Dame

In December 2017, we formed a new joint venture with an unrelated third party to develop and own an Embassy Suites full-service hotel next to our Eddy Street Commons operating property at the University of Notre Dame. For the year ended December 31, 2017, we recorded fee income of $0.4 million. We contributed $1.4 million of cash to the joint venture in return for a 35% ownership interest in the venture. The joint venture has entered into a $33.8 million construction loan, against which no amount was drawn as of December 31, 2017. The joint venture is not considered a VIE. We are accounting for the joint venture under the equity method as both members have substantive participating rights and we do not control the activities of the venture.

Fishers Station Operating Property

In March 2017, we acquired our partner's noncontrolling interest in our Fishers Station operating property for $3.8 million. The transaction increased our controlling interest to 100% and was accounted for through equity in the consolidated statement of shareholders' equity.

Cornelius Gateway Operating Property

In 2015, we sold our Cornelius Gateway operating property that was owned in a consolidated joint venture. The loss, which was not material and is included in "gains on sale of operating properties, net" in the accompanying consolidated statement of operations, was allocated 80% and 20% between us and our partner in accordance with the joint venture's operating agreement.

Beacon Hill Operating Property

In 2015, we acquired our partner's interest in our Beacon Hill operating property. The transaction was accounted for as an equity transaction as we retained our controlling financial interest.

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

Pre-development costs are incurred prior to vertical construction and for certain land held for development during the due diligence phase and include contract deposits, legal, engineering, cost of internal resources and other professional fees related to evaluating the feasibility of developing or redeveloping a shopping center or other project.  These pre-development costs are capitalized and included in construction in progress in the accompanying consolidated balance sheets.  If we determine that the completion of a development project is no longer probable, all previously incurred pre-development costs are immediately expensed.  Land is transferred to construction in progress once construction commences on the related project.

We also capitalize costs such as land acquisition, building construction, interest, real estate taxes, and the costs of personnel directly involved with the development of our properties.  As a portion of a development property becomes operational, we expense a pro rata amount of related costs.

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

Fair Value Measurements

We follow the framework established under accounting standard FASB ASC 820 , Fair Value Measurements and Disclosures, for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination or upon determination of impairment.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As discussed in Note 10 to the Financial Statements, we have determined that derivative valuations are classified in Level 2 of the fair value hierarchy.

Cash and cash equivalents, accounts receivable, escrows and deposits, and other working capital balances approximate fair value.

Note 7 to the Financial Statements includes a discussion of the fair values recorded for assets acquired and liabilities assumed.  Note 8 to the Financial Statements includes a discussion of the fair values recorded when we recognized impairment charges in 2017 and 2015. Level 3 inputs to these transactions include our estimations of market leasing rates, tenant-related costs, discount rates, and disposal values.

Derivative Financial Instruments

The Company accounts for its derivative financial instruments at fair value calculated in accordance with ASC 820, Fair Value Measurements and Disclosures.  Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  We use derivative instruments such as interest rate swaps or rate locks to mitigate interest rate risk on related financial instruments.

Changes in the fair values of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.  Gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedged transaction.  As of December 31, 2017 and 2016, all of our derivative instruments qualify for hedge accounting.

Revenue Recognition

As a lessor of real estate assets, the Company retains substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.

Contractual rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue.  Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements.  Overage rent is included in other property related revenue in the accompanying consolidated statements of operations.  As a result of generating this revenue, we will routinely have accounts receivable due from tenants. We are subject to tenant defaults and bankruptcies that may affect the collection of outstanding receivables. To address the collectability of these receivables, we analyze historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the adequacy of our allowance for uncollectible accounts and straight line rent reserve. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

Gains or losses from sales of real estate have historically been recognized when a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the asset, we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing financial involvement in the property.  As part of our ongoing business strategy, we will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Net gains realized on such sales were $5.2 million, $3.9 million, and $5.6 million for the years ended December 31, 2017, 2016, and 2015, respectively, and are classified as other property related revenue in the accompanying consolidated statements of operations.

Tenant and Other Receivables and Allowance for Uncollectible Accounts

Tenant receivables consist primarily of billed minimum rent, accrued and billed tenant reimbursements, and accrued straight-line rent.  The Company generally does not require specific collateral from its tenants other than corporate or personal guarantees. Other receivables consist primarily of amounts due from municipalities and from tenants for non-rental revenue related activities.

An allowance for uncollectible accounts is maintained for estimated losses resulting from the inability of certain tenants or others to meet contractual obligations under their lease or other agreements.  Accounts are written off when, in the opinion of management, the balance is uncollectible.

($ in thousands)	2017	2016	2015
Balance, beginning of year	$3,998	$4,325	$2,433
Provision for credit losses, net of recoveries	2,786	2,771	4,331
Accounts written off and other	(3,297)	(3,098)	(2,439)
Balance, end of year	$3,487	$3,998	$4,325

 For the years ended December 31, 2017, 2016 and 2015, the provision for credit losses, net of recoveries, represented 0.8%, 0.8% and 1.2% of total revenues, respectively.

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

Total billed receivables due from tenants leasing space in the states of Florida, Indiana, and Texas, consisted of the following as of December 31, 2017 and 2016:

($ in thousands)	As of December 31, 2017
	2017	2016
Florida	61%	53%
Indiana	9%	7%
Texas	4%	2%

For the years ended December 31, 2017, 2016, and 2015, the Company's revenue recognized from tenants leasing space in the states of Florida, Indiana, and Texas, were as follows:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Florida	24%	25%	25%
Indiana	14%	15%	14%
Texas	13%	13%	12%

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units under our Outperformance Incentive Compensation Plan ("Outperformance Plan"); and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the years ended December 31, 2017, 2016 and 2015 were 2.0 million, 1.9 million and 1.8 million, respectively.

Approximately 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit because their impact was not dilutive for each of the twelve months ended December 31, 2017, 2016 and 2015.

Segment Reporting

Our primary business is the ownership and operation of neighborhood and community shopping centers. We do not distinguish or group our operations on a geographical basis, or any other basis, when measuring and evaluating financial performance. Accordingly, we have one operating segment, which also serves as our reportable segment for disclosure purposes in accordance with GAAP.

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

Operating Partnership

The allocated share of income and loss, other than the operations of our taxable REIT subsidiary, is included in the income tax returns of the Operating Partnership's partners. Accordingly, the only federal income taxes included in the accompanying consolidated financial statements are in connection with the taxable REIT subsidiary.

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the years ended December 31, 2017, 2016, and 2015 were as follows:

($ in thousands)	2017	2016	2015
Noncontrolling interests balance January 1	$692	$773	$3,364
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	6	171	111
Distributions to noncontrolling interests	—	(252)	(115)
Acquisition of partner's interest in Beacon Hill operating property	—	—	(2,353)
Partner's share of loss on sale of Cornelius Gateway operating property	—	—	(234)
Noncontrolling interests balance at December 31	$698	$692	$773

Redeemable Noncontrolling Interests – Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At December 31, 2017, and 2016, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the years ended December 31, 2017, 2016, and 2015, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Year Ended December 31,
	2017	2016	2015
Parent Company’s weighted average interest in Operating Partnership	97.7%	97.7%	97.9%
Limited partners' weighted average interests in Operating Partnership	2.3%	2.3%	2.1%

At December 31, 2017 and December 31, 2016, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3% as of the end of each period presented.

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

There were 1,974,830 and 1,942,340 Limited Partner Units outstanding as of December 31, 2017 and 2016, respectively. The increase in Limited Partner Units outstanding from December 31, 2016 is due primarily to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

Redeemable Noncontrolling Interests - Subsidiaries

Prior to our merger with Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties.  The Class B units related to two of these three joint ventures remain outstanding subsequent to the merger with Inland Diversified and are accounted for as noncontrolling interests in these properties.  A portion of the Class B units became redeemable at our partner’s election in March 2017, and the remaining Class B units will become redeemable at our partner's election in October 2022 based on the applicable joint venture and the fulfillment of certain redemption criteria.  Beginning in December 2020 and November 2022, with respect to the applicable joint venture, the Class B units can be redeemed at the election of either our partner or us for cash or Limited Partner Units in the Operating Partnership.  None of the issued Class B units have a maturity date and none are mandatorily redeemable unless either party has elected for the units to be redeemed. We consolidate these joint ventures because we control the decision making of each of the joint ventures and our joint venture partners have limited protective rights.

In March 2017, certain Class B unit holders exercised their right to redeem $8.3 million of their Class B units for cash. We funded the redemption using operating cash flows in December 2017.

In 2015, we acquired our partner’s redeemable interest in our City Center operating property for $34.0 million and other non-redeemable rights and interests held by our partner for $0.4 million. We funded this acquisition in part with a $30 million draw on our unsecured revolving credit facility with the remainder funded by the issuance of Limited Partner Units in the Operating Partnership. As a result of this transaction, our guarantee of a $26.6 million loan on behalf of LC White Plains Retail, LLC and LC White Plains Recreation, LLC was terminated.

We classify the remainder of the redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of December 31, 2017 and 2016, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the years ended December 31, 2017, 2016, and 2015 were as follows:

($ in thousands)	2017	2016	2015
Redeemable noncontrolling interests balance January 1	$88,165	$92,315	$125,082
Acquisition of partner's interest in City Center operating property	—	—	(33,998)
Net income allocable to redeemable noncontrolling interests	2,009	1,756	2,087
Distributions declared to redeemable noncontrolling interests	(4,155)	(3,993)	(3,773)
Payment for partial redemption of redeemable noncontrolling interests	(8,261)	—	—
Other, net including adjustments to redemption value	(5,654)	(1,913)	2,917
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31	$72,104	$88,165	$92,315

Limited partners' interests in Operating Partnership	$39,573	$47,373	$50,085
Other redeemable noncontrolling interests in certain subsidiaries	32,531	40,792	42,230
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31	$72,104	$88,165	$92,315

Effects of Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance. It will also affect the existing GAAP guidance governing the sale of nonfinancial assets. The new standard’s core principle is that a company will recognize revenue when it satisfies performance obligations by transferring promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance.

Under this standard, entities will now generally recognize the sale, and any associated gain or loss, of a real estate property when control of the property transfers, as long as collectability of the consideration is probable.

We have preliminarily evaluated our revenue streams and estimate that less than 1% of our recurring revenue will be impacted by this new standard upon its initial adoption. Additionally, we have historically disposed of property and land in all-cash transactions with no continuing future involvement in the operations of the property and, therefore, we do not expect the new standard to significantly impact our recognition of property and land sales. For the year ended December 31, 2017, we disposed of several operating properties and land parcels in all-cash transactions with no continuing future involvement. The gains recognized were approximately 6% of our total revenue for the year ended December 31, 2017. As we do not have any continuing involvement in the operations of the operating properties and land sold, the accounting for the transactions would have been the same under ASC 2014-09.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making certain changes to lessor accounting, including the accounting for sales-type and direct financing leases. ASU 2016-02 will be effective for annual and interim reporting periods beginning on or after December 15, 2018, with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As a result of the adoption of ASU 2016-02, we expect common area maintenance reimbursements that are of a fixed nature to be recognized on a straight line basis over the term of the lease as these tenant reimbursements will be considered a non-lease component and will be subject to ASU 2014-09. In January 2018, the FASB issued a proposed ASU related to ASC 842. The update would allow lessors to use a practical expedient to account for non-lease components and related lease components as a single lease component instead of accounting for them separately, if certain conditions are met. This proposal is currently under consideration by regulators. We also expect to recognize right of use assets on our balance sheet related to certain ground leases where we are the lessee. Upon adoption of the standard, we anticipate recognizing a right of use asset currently estimated to be between $35 million and $40 million. In addition to evaluating the impact of adopting the new accounting standard on our consolidated financial statements, we are evaluating our existing lease contracts and compensation structure, as well as our current and future information system capabilities.

The new leasing standard also amends ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 340-40, incremental costs of obtaining a contract are recognized as an asset if the entity expects to recover them, which will reduce the leasing costs currently capitalized. Upon adoption of the new standard, we expect a reduction in certain capitalized costs and a corresponding increase in general, administrative, and other expense and a decrease in amortization expense on our consolidated statement of operations, but the magnitude of that change is dependent upon certain variables currently under evaluation, including the compensation structure in place upon adoption.

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

Note 4. Share-Based Compensation

Overview

The Company's 2013 Equity Incentive Plan (the "Plan") authorizes options to acquire common shares and other share-based compensation awards to be granted to employees and trustees for up to an additional 1,500,000 common shares of the Company.  The Company accounts for its share-based compensation in accordance with the fair value recognition provisions provided under Topic 718—“Stock Compensation” in the Accounting Standards Codification.

The total share-based compensation expense, net of amounts capitalized, included in general and administrative expenses for the years ended December 31, 2017, 2016, and 2015 was $5.8 million, $5.1 million, and $4.4 million, respectively.  For the years ended December 31, 2017, 2016, and 2015, total share-based compensation cost capitalized for development and leasing activities was $1.7 million, $1.5 million, and $1.0 million, respectively.

As of December 31, 2017, there were 717,053 shares and units available for grant under the Plan.

Share Options

Pursuant to the Plan, the Company may periodically grant options to purchase common shares at an exercise price equal to the grant date fair value of the Company's common shares.  Granted options typically vest over a five year period and expire 10 years from the grant date.  The Company issues new common shares upon the exercise of options.

A summary of option activity under the Plan as of December 31, 2017, and changes during the year then ended, is presented below:

($ in thousands, except share and per share data)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2017			182,462	$37.58
Granted			—	—
Exercised			—	—
Expired			—	—
Forfeited			(1,250)	10.56
Outstanding at December 31, 2017	$211,809	0.88	181,212	$37.77
Exercisable at December 31, 2017	$211,809	0.88	181,212	$37.77
Exercisable at December 31, 2016			182,378	$37.60

There were no options granted in 2017, 2016 or 2015.

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

The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2017 and changes during the year then ended:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding at January 1, 2017	291,608	$26.10
Shares granted	85,150	22.15
Shares forfeited	(397)	26.24
Shares vested	(117,254)	26.11
Restricted shares outstanding at December 31, 2017	259,107	$24.80

The following table summarizes the restricted share grants and vestings during the years ended December 31, 2017, 2016, and 2015:

($ in thousands, except share and per share data)	Number of Restricted Shares Granted	Weighted Average Grant Date Fair Value per share	Fair Value of Restricted Shares Vested
2017	85,150	$22.15	$2,529
2016	81,603	26.87	3,313
2015	121,075	28.10	2,948

As of December 31, 2017, there was $4.2 million of total unrecognized compensation cost related to restricted shares granted under the Plan, which is expected to be recognized in the consolidated statements of operations over a weighted-average period of 1.37 years.  We expect to incur $2.1 million of this expense in 2018, $1.1 million in 2019, $0.6 million in 2020, $0.3 million in 2021, and the remainder in 2022.

Outperformance Plans

The Compensation Committee of the Board of Trustees (the “Compensation Committee”) previously adopted outperformance plans to further align the interests of our shareholders and management by encouraging our senior officers and other key employees to “outperform” and to create shareholder value. In 2014, the Compensation Committee adopted the 2014 Kite Realty Group Trust Outperformance Incentive Compensation Plan (the “2014 OPP”) under the Plan and the partnership agreement of our Operating Partnership for members of executive management and certain other employees, pursuant to which participants are eligible to earn profit interests ("LTIP Units") in the Operating Partnership based on the achievement of certain performance criteria related to the Company’s common shares. The 2014 OPP was adopted mid-year and the OPP awards granted at that time were intended to encompass OPP awards for both the 2014 and 2015 fiscal years. As a result, the Compensation Committee did not adopt an outperformance incentive compensation plan in 2015. No awards were granted under the 2014 OPP in the 2015 fiscal year.

In 2016, the Compensation Committee adopted the 2016 Kite Realty Group Trust Outperformance Incentive Compensation Plan (the “2016 OPP”) under the Plan and the partnership agreement of our Operating Partnership. Upon the adoption of the 2016 OPP, the Compensation Committee granted individual awards in the form of LTIP units that, subject to vesting and the satisfaction of other conditions, are exchangeable on a par unit value equal to the then trading price of one of our common shares. The terms of the 2016 OPP are similar to the terms of the 2014 OPP.

The Compensation Committee did not adopt an outperformance incentive compensation plan in the 2017 fiscal year.

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

If the TSR performance measures are achieved at the end of each three-year performance period, participants will receive their percentage interest in the bonus pool as LTIP Units in the Operating Partnership. Such LTIP Units vest over an additional two-year service period.  The compensation cost of the 2014 and 2016 Outperformance Plans were fixed as of the grant date and will be recognized regardless of whether the LTIP Units are ultimately earned, assuming the service requirement is met.

The TSR performance measures were not achieved for the 2014 OPP and all potential awards were forfeited in 2017.

The 2014 and 2016 awards were valued at an aggregate value of $2.3 million and $1.9 million, respectively, utilizing a Monte Carlo model simulation that takes into account various assumptions including the nature and history of the Company, financial and economic conditions affecting the Company, past results, current operations and future prospects of the Company, the historical TSR and total return volatility of the SNL U.S. REIT Index, price return volatility, dividend yields of the Company's common shares and the terms of the awards.  We expect to incur $0.8 million of this expense in 2018, $0.4 million in 2019 and $0.1 million in 2020.

Performance Awards

In 2015, the Compensation Committee established overall target values for incentive compensation for each executive officer, with 50% of the target value being granted in the form of time-based restricted share awards and the remaining 50% being granted in the form of three-year performance share awards.

Time-based restricted share awards were made on a discretionary basis in 2016 and 2017 based on review of each prior year's performance.

In 2015 and 2016, the Compensation Committee awarded each of the four named executive officers a three-year performance award in the form of restricted performance share units ("PSUs"). The 2015 PSUs may be earned over a three-year performance period from January 1, 2015 to December 31, 2017 and the 2016 PSUs may be earned over a three-year performance period from January 1, 2016 to December 31, 2018. The performance criteria will be based on the relative total shareholder return ("TSR") achieved by the Company measured against a peer group over the three-year measurement period. Any PSUs earned at the end of the three-year period will be fully vested at that date. The total number of PSUs issued each year to the executive officers was based on a target value of $1.0 million, but may be earned in a range from 0% to 200% of the target value depending on our TSR over the measurement period in relation to the peer group.  Based on the relative TSR over the 2015 PSU measurement period, we do not expect any PSUs to be earned and awarded to our executive officers in 2018.

In 2017, the Compensation Committee awarded each of the four named executive officers a three-year performance award in the form of PSUs. The PSUs may be earned over a three-year performance period from January 1, 2017 to December 31, 2019. The performance criteria will be based 50% on the absolute TSR achieved by the Company over the three-year measurement period and 50% on the relative TSR achieved by the Company measured against a peer group over the three-year measurement period. The total number of PSUs issued to the executive officers was based on a target value of $2.0 million, but may be earned in a range from 0% to 200% of the target value depending on our absolute TSR over the measurement period and our relative TSR over the measurement period in relation to the peer group.

The 2017, 2016 and 2015 PSUs were valued at an aggregate value of $2.2 million, $1.3 million and $1.1 million, respectively, utilizing a Monte Carlo simulation.  We expect to incur $1.2 million of this expense in 2018, $0.8 million in 2019 and less than $0.1 million in 2020.

The following table summarizes the activity for time-based restricted unit awards for the year ended December 31, 2017:

	Number of Restricted Units	Weighted Average Grant Date Fair Value per unit
Restricted units outstanding at January 1, 2017	183,979	$22.57
Restricted units granted	44,490	23.22
Restricted units vested	(78,021)	21.87
Restricted units outstanding at December 31, 2017	150,448	$23.13

The following table summarizes the time-based restricted unit grants and vestings during the years ended December 31, 2017, 2016, and 2015:

($ in thousands, except unit and per unit data)	Number of Restricted Units Granted	Weighted Average Grant Date Fair Value per Unit	Fair Value of Restricted Units Vested
2017	44,490	$23.22	$1,516
2016	46,562	26.48	1,929
2015	—	—	1,694

As of December 31, 2017, there was $2.4 million of total unrecognized compensation cost related to restricted units granted under the Plan, which is expected to be recognized in the consolidated statements of operations over a weighted-average period of 1.09 years.  We expect to incur $1.4 million of this expense in 2018, $0.6 million in 2019, $0.3 million in 2020, and the remainder in 2021.

Note 5. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. At December 31, 2017 and 2016, deferred costs consisted of the following:

($ in thousands)	2017	2016
Acquired lease intangible assets	$107,668	$125,144
Deferred leasing costs and other	68,335	63,810
	176,003	188,954
Less—accumulated amortization	(63,644)	(59,690)
Total	$112,359	$129,264

The estimated net amounts of amortization from acquired lease intangible assets for each of the next five years and thereafter are as follows:

($ in thousands)	Amortization of above market leases	Amortization of acquired lease intangible assets	Total
2018	$2,485	$9,441	$11,926
2019	1,251	6,905	8,156
2020	1,070	5,909	6,979
2021	806	4,756	5,562
2022	556	4,152	4,708
Thereafter	2,557	26,412	28,969
Total	$8,725	$57,575	$66,300

Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

($ in thousands)	For the year ended December 31,
	2017	2016	2015
Amortization of deferred leasing costs, lease intangibles and other	$22,960	$24,898	$25,187
Amortization of above market lease intangibles	4,025	6,602	6,860

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

At December 31, 2017 and 2016, deferred revenue, intangibles, net and other liabilities consisted of the following:

($ in thousands)	2017	2016
Unamortized in-place lease liabilities	$83,117	$95,360
Retainages payable and other	3,954	5,437
Tenant rents received in advance	9,493	11,405
Total	$96,564	$112,202

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $7.7 million, $13.5 million and $10.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated net amounts of amortization of in-place lease liabilities and the increasing effect on minimum rent for each of the next five years and thereafter is as follows:

($ in thousands)
2018	$6,304
2019	4,953
2020	4,454
2021	4,132
2022	3,957
Thereafter	59,317
Total	$83,117

Note 7. Acquisitions and Transaction Costs

During the years ended December 31, 2017 and 2016, we did not acquire any operating properties.

The results of operations for the properties acquired during the year ended December 31, 2015, have been included in continuing operations within our consolidated financial statements since the respective dates of their acquisition.

The fair value of the real estate and other assets acquired by the Company were primarily determined using the income approach.  The income approach required us to make assumptions about market leasing rates, tenant-related costs, discount rates, and disposal values.  The estimates of fair value primarily relied upon Level 2 and Level 3 inputs, as previously defined.

Historically, transaction costs have been expensed as they are incurred, regardless of whether the transaction was ultimately completed or terminated. Transaction costs generally consist of legal, lender, due diligence, and other expenses for professional services. We did not incur any transaction costs for the year ended December 31, 2017. Transaction costs for the years ended December 31, 2016 and 2015 were $2.8 million and $1.6 million, respectively.

In 2015, we acquired four operating properties for total consideration of $185.8 million, including the assumption of an $18.3 million loan, which are summarized below:

Property Name	MSA	Acquisition Date

Colleyville Downs	Dallas, TX	April 2015
Belle Isle Station	Oklahoma City, OK	May 2015
Livingston Shopping Center	Newark, NJ	July 2015
Chapel Hill Shopping Center	Fort Worth, TX	August 2015

The following table summarizes the estimation of the fair value of assets acquired and liabilities assumed for the properties acquired in 2015:

($ in thousands)
Investment properties, net	$176,223
Lease-related intangible assets, net	17,436
Other assets	435
Total acquired assets	194,094

Mortgage and other indebtedness	18,473
Accounts payable and accrued expenses	2,125
Deferred revenue and other liabilities	8,269
Total assumed liabilities	28,867

Fair value of acquired net assets	$165,227

The leases at the acquired properties had a weighted average remaining term at acquisition of approximately 9.4 years.

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

Note 8. Disposals of Operating Properties and Impairment Charges

During the year ended December 31, 2017, we sold four operating properties for aggregate gross proceeds of $76.1 million and a net gain of $15.2 million. The following summarizes our 2017 operating property dispositions.

Property Name	MSA	Disposition Date
Cove Center	Stuart, FL	March 2017
Clay Marketplace	Birmingham, AL	June 2017
The Shops at Village Walk	Fort Myers, FL	June 2017
Wheatland Towne Crossing	Dallas, TX	June 2017

In connection with the preparation and review of the financial statements for the three months ended March 31, 2017, we evaluated an operating property for impairment including shortening of the intended holding period. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of the asset. The Company estimated the fair value of the property to be $26.0 million using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the fair value measurement to the carrying value, which resulted in the recording of a non-cash impairment charge of $7.4 million.

During the year ended December 31, 2016, we sold two operating properties for aggregate gross proceeds of $14.2 million and a net gain of $4.3 million. The following summarizes our 2016 operating property dispositions.

Property Name	MSA	Disposition Date
Shops at Otty	Portland, OR	June 2016
Publix at St. Cloud	St. Cloud, FL	December 2016

In 2015, we wrote off the book value of our Shops at Otty operating property and recorded a non-cash impairment charge of $1.6 million, as the estimated undiscounted cash flows over the remaining holding period did not exceed the carrying value of the asset.

During the year ended December 31, 2015, we sold nine properties for aggregate gross proceeds of $170.0 million and a net gain of $4.1 million. The following summarizes our 2015 operating property dispositions.

Property Name	MSA	Disposition Date
Eastside Junction	Athens, AL	March 2015
Fairgrounds Crossing	Hot Springs, AR	March 2015
Hawk Ridge	Saint Louis, MO	March 2015
Prattville Town Center	Prattville, AL	March 2015
Regal Court	Shreveport, LA	March 2015
Whispering Ridge	Omaha, NE	March 2015
Walgreens Plaza	Jacksonville, NC	March 2015
Cornelius Gateway	Portland, OR	December 2015
Four Corner Square	Seattle, WA	December 2015

The results of all the operating properties sold in 2017, 2016 and 2015 are not included in discontinued operations in the accompanying statements of operations as none of the operating properties individually, nor in the aggregate, represent a strategic shift that has had or will have a material effect on our operations or financial results.

Note 9. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of December 31, 2017 and 2016:

($ in thousands)	As of December 31, 2017
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior Unsecured Notes—Fixed Rate
Maturing at various dates through September 2027; interest rates ranging from 4.00% to 4.57% at December 31, 2017	$550,000	$—	$(5,599)	$544,401
Unsecured Revolving Credit Facility
Matures July 2021[1]; borrowing level up to $373.8 million available at December 31, 2017; interest at LIBOR + 1.35% or 2.91% at December 31, 2017	60,100	—	(1,895)	58,205
Unsecured Term Loans
$200 million matures July 2021; interest at LIBOR + 1.30% or 2.86% at December 31, 2017; $200 million matures October 2022; interest at LIBOR + 1.60% or 3.16% at December 31, 2017	400,000	—	(1,759)	398,241
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2030; interest rates ranging from 3.78% to 6.78% at December 31, 2017	576,927	9,196	(755)	585,368
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing at various dates through 2023; interest at LIBOR + 1.60%-2.25%, ranging from 3.16% to 3.81% at December 31, 2017	113,623	—	(599)	113,024
Total mortgage and other indebtedness	$1,700,650	$9,196	$(10,607)	$1,699,239

($ in thousands)	As of December 31, 2016
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior Unsecured Notes—Fixed Rate
Maturing at various dates through September 2027; interest rates ranging from 4.00% to 4.57% at December 31, 2016	$550,000	$—	$(6,140)	$543,860
Unsecured Revolving Credit Facility
Matures July 2021[1]; borrowing level up to $409.9 million available at December 31, 2016; interest at LIBOR + 1.35%[2] or 2.12% at December 31, 2016	79,600	—	(2,723)	76,877
Unsecured Term Loans
$200 million matures July 2021; interest at LIBOR + 1.30%[2] or 2.07% at December 31, 2016; $200 million matures October 2022; interest at LIBOR + 1.60% or 2.37% at December 31, 2016	400,000	—	(2,179)	397,821
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2030; interest rates ranging from 3.78% to 6.78% at December 31, 2016	587,762	12,109	(994)	598,877
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing at various dates through 2023; interest at LIBOR + 1.60%-2.25%, ranging from 2.37% to 3.02% at December 31, 2016	114,388	—	(749)	113,639
Total mortgage and other indebtedness	$1,731,750	$12,109	$(12,785)	$1,731,074

____________________
1	This presentation reflects the Company's exercise of its options to extend the maturity date for two additional periods of six months each, subject to certain conditions.
2
The interest rates on our unsecured revolving credit facility and unsecured term loan varied at certain parts of the year due to provisions in the agreement and the amendment and restatement of the agreement.

The one month LIBOR interest rate was 1.56% and 0.77% as of December 31, 2017 and 2016, respectively.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include the following amounts of amortization of debt issuance costs as a component of interest expense:

($ in thousands)	For the year ended December 31,
	2017	2016	2015
Amortization of debt issuance costs	$2,534	$4,521	$3,209

Unsecured Revolving Credit Facility and Unsecured Term Loans

We have an unsecured revolving credit facility (the "Credit Facility") with a total commitment of $500 million that matures in July 2021 (inclusive of the exercise of our option to extend the maturity date by one year), a $200 million unsecured term loan maturing in July 2021 ("Term Loan") and a $200 million seven-year unsecured term loan maturing in October 2022.

The Operating Partnership has the option to increase the borrowing availability of the Credit Facility to $1 billion and, the option to increase the Term Loan to provide for an additional $200 million, in each case subject to certain conditions, including obtaining commitments from one or more lenders.

As of December 31, 2017, $60.1 million was outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $6.3 million, against which no amounts were advanced as of December 31, 2017.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of December 31, 2017, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.4 billion. Taking into account outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $373.8 million available under our Credit Facility for future borrowings as of December 31, 2017.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of December 31, 2017, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of December 31, 2017, we were in compliance with all such covenants.

Mortgage Loans

Mortgage loans are secured by certain real estate and in some cases by guarantees from the Operating Partnership, and are generally due in monthly installments of interest and principal and mature over various terms through 2030.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of December 31, 2017:

($ in thousands)	Scheduled Principal Payments	Term Maturities[1]	Total
2018	$5,635	$37,584	$43,219
2019	5,975	—	5,975
2020	5,920	42,339	48,259
2021	4,625	419,975	424,600
2022	1,113	405,208	406,321
Thereafter	7,236	765,040	772,276
	$30,504	$1,670,146	$1,700,650
Unamortized net debt premiums and issuance costs, net			(1,411)
Total			$1,699,239

____________________
1	This presentation reflects the Company's exercise of its options to extend the maturity date by one year to July 28, 2021 for the Company's unsecured credit facility.

Other Debt Activity

For the year ended December 31, 2017, we had total new borrowings of $97.7 million and total repayments of $129.2 million.  The components of this activity were as follows:

•	We retired the $6.7 million loan secured by our Pleasant Hill Commons operating property through a draw on our Credit Facility;

•	We borrowed $91 million on the Credit Facility to fund redevelopment activities, development activities, and tenant improvement costs;

•	We used the $76.1 million net proceeds from the sale of four operating properties to pay down the Credit Facility;

•	We repaid $48.2 million on the Credit Facility using cash flows generated from operations; and

•	We made scheduled principal payments on indebtedness during the year totaling $4.9 million.

The amount of interest capitalized in 2017, 2016, and 2015 was $3.1 million, $4.1 million, and $4.6 million, respectively.

Fair Value of Fixed and Variable Rate Debt

As of December 31, 2017, the estimated fair value and book value of our fixed rate debt was $1.1 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.78% to 6.78%.  As of December 31, 2017, the estimated fair value of variable rate debt was $574.5 million compared to the book value of $573.7 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.86% to 3.81%.

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

As of December 31, 2017, we were party to various cash flow derivative agreements with notional amounts totaling $435.5 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2021.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.15%.

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

We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of December 31, 2017 and December 31, 2016, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of December 31, 2017, the estimated fair value of our interest rate derivatives represented a net asset of $2.4 million, including accrued interest of $0.1 million.  As of December 31, 2017, $3.1 million is reflected in prepaid and other assets and $0.7 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2016 the estimated fair value of our interest rate derivatives was a net liability of $2.2 million, including accrued interest of $0.4 million.  As of December 31, 2016, $0.9 million is reflected in prepaid and other assets and $3.1 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $2.5 million, $4.8 million and $5.6 million was reclassified as a reduction to earnings during the years ended December 31, 2017, 2016 and 2015, respectively. As the interest payments on our derivatives are made over the next 12 months, we estimate the increase to interest expense to be $0.7 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 11. Lease Information

Minimum Rentals from Tenant Leases

The Company receives rental income from the leasing of retail and office space under operating leases.  The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold.  The weighted average remaining term of the lease agreements is approximately 4.6 years.  During the years ended December 31, 2017, 2016, and 2015, the Company earned overage rent of $1.1 million, $1.5 million, and $1.4 million, respectively.

As of December 31, 2017, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on sales volume, are as follows:

($ in thousands)
2018	$259,365
2019	238,366
2020	215,584
2021	185,805
2022	151,127
Thereafter	635,979
Total	$1,686,226

Commitments under Ground Leases

As of December 31, 2017, we are obligated under nine ground leases for approximately 47 acres of land. Most of these ground leases require fixed annual rent payments.  The expiration dates of the remaining initial terms of these ground leases range from 2023 to 2092.  These leases have five- to ten-year extension options ranging in total from 20 to 25 years. Ground lease expense incurred by the Company on these operating leases for the years ended December 31, 2017, 2016, and 2015 was $1.7 million, $1.8 million, and $1.1 million, respectively.

Future minimum lease payments due under ground leases for the next five years ending December 31 and thereafter are as follows:

($ in thousands)
2018	$1,686
2019	1,694
2020	1,777
2021	1,789
2022	1,815
Thereafter	73,790
Total	$82,551

Note 12. Shareholders’ Equity

Common Equity

Our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the fourth quarter of 2017, which represents a 5.0% increase over our previous quarterly distribution. This distribution was paid on January 12, 2018 to common shareholders and Common Unit holders of record as of January 5, 2018.

For the years ended December 31, 2017, 2016 and 2015, we declared cash distributions of $1.225, $1.165, and $1.090 respectively per common share and Common Units.

Accrued but unpaid distributions on common shares and units were $27.2 million and $25.9 million as of December 31, 2017 and 2016, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Preferred Equity

In 2015, we redeemed all 4,100,000 of our outstanding 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”). The Series A Preferred Shares were redeemed at a total price of $25.0287 per share, which includes accrued and unpaid dividends or a total of $102.6 million. Prior to redemption the carrying value of these preferred shares, net of the original issuance costs, was reflected in Shareholders' Equity. In conjunction with the redemption, approximately $3.8 million of initial issuance costs were written off as a non-cash charge against income attributable to common shareholders.

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

Note 13. Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2017 and 2016.

($ in thousands, except per share data)	Quarter Ended March 31, 2017	Quarter Ended June 30, 2017	Quarter Ended September 30, 2017	Quarter Ended December 31, 2017
Total revenue	$90,112	$92,649	$87,138	$88,919
Operating income	8,118	21,084	16,229	19,312
(Loss) income before gains on sale of operating properties, net	(8,433)	4,568	(204)	2,795
Gain on sale of operating properties, net	8,870	6,290	—	—
Consolidated net income (loss)	437	10,858	(204)	2,795
Net income (loss) attributable to Kite Realty Group Trust common shareholders	5	10,180	(622)	2,309
Net income (loss) per common share – basic and diluted	—	0.12	(0.01)	0.03
Weighted average Common Shares outstanding - basic	83,565,325	83,585,736	83,594,163	83,595,677
Weighted average Common Shares outstanding - diluted	83,643,608	83,652,627	83,594,163	83,705,764

($ in thousands, except per share data)	Quarter Ended March 31, 2016	Quarter Ended June 30, 2016	Quarter Ended September 30, 2016	Quarter Ended December 31, 2016
Total revenue	$88,550	$87,575	$89,122	$88,874
Operating income	17,692	14,258	15,892	17,580
Income (loss) before gains on sale of operating properties, net	1,975	(1,690)	(1,262)	(159)
Gains on sale of operating properties, net	—	194	—	4,059
Consolidated net income (loss)	1,975	(1,496)	(1,262)	3,900
Net income (loss) attributable to Kite Realty Group Trust common shareholders	1,402	(1,895)	(1,682)	3,359
Net income (loss) per common share – basic and diluted	0.02	(0.02)	(0.02)	0.04
Weighted average Common Shares outstanding - basic	83,348,507	83,375,765	83,474,348	83,545,807
Weighted average Common Shares outstanding - diluted	83,490,979	83,375,765	83,474,348	83,571,663

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

We are obligated under various completion guarantees with lenders and lease agreements with tenants to complete all or portions of the development and redevelopment projects.  We believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations, borrowings on our unsecured revolving credit facility and through borrowings on the construction loan for the Embassy Suites at University of Notre Dame.

In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame consistent with our 35% ownership interest. No amount has been drawn on the loan as of December 31, 2017.

As of December 31, 2017, we had outstanding letters of credit totaling $6.3 million.  At that date, there were no amounts advanced against these instruments.

Note 15. Supplemental Schedule of Non-Cash Financing Activities

The following schedule summarizes the non-cash financing activities of the Company for the years ended December 31, 2017, 2016 and 2015:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Assumption of mortgages by buyer upon sale of operating properties	$—	$—	$40,303
Assumption of debt in connection with acquisition of Chapel Hill Shopping Center including debt premium of $212	—	—	18,462

Note 16. Related Parties and Related Party Transactions

Subsidiaries of the Company provide certain management, construction management and other services to certain entities owned by certain members of the Company’s management.  During the years ended December 31, 2017, 2016 and 2015, we earned less than $0.1 million during each year presented, from entities owned by certain members of management.

We reimburse an entity owned by certain members of our management for travel and related services.  During the years ended December 31, 2017, 2016 and 2015, we paid $0.3 million, $0.4 million and $0.4 million, respectively, to this related entity.

Note 17. Subsequent Events

Dividend Declaration

On February 14, 2018, our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the first quarter of 2018. This distribution is expected to be paid on or about April 13, 2018 to common shareholders and Common Unit holders of record as of April 6, 2018.

Redemption of Redeemable Noncontrolling Interests

On February 7, 2018, members in one of our operating subsidiaries provided notice that they were exercising their right to redeem their Class B units in the subsidiary for the cash redemption price, which is equal to $21.9 million. The amount that will be redeemed will be reclassified from temporary equity to accrued expenses in the consolidated balance sheets as of March 31, 2018 as the redemption is certain to occur as of that date. We expect to fund the redemption using cash on hand and borrowings on our unsecured revolving credit facility on or prior to August 7, 2018. For the redemption amount above $10.0 million, we can defer the closing for an additional three months until November 7, 2018.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Schedule III
Consolidated Real Estate and Accumulated Depreciation

($ in thousands)		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties
12th Street Plaza	$5,000	$2,624	$13,237	$—	$382	$2,624	$13,619	$16,243	$3,078	1978/2003	2012
54th & College *	—	2,672	—	—	—	2,672	—	2,672	—	2008	NA
Bayonne Crossing	44,505	47,809	44,062	—	1,368	47,809	45,430	93,239	6,715	2011	2014
Bayport Commons	11,906	7,005	20,794	—	1,620	7,005	22,414	29,419	6,161	2008	NA
Beacon Hill *	—	3,272	13,426	—	996	3,272	14,423	17,695	4,197	2006	NA
Bell Oaks Centre	6,548	1,230	12,715	—	162	1,230	12,877	14,107	2,347	2008	2014
Belle Isle Station *	—	9,130	41,449	—	376	9,130	41,826	50,956	5,689	2000	2015
Bolton Plaza *	—	3,733	18,983	359	5,484	4,093	24,467	28,560	9,385	1986/2014	NA
Boulevard Crossing	10,683	4,386	9,175	—	2,099	4,386	11,274	15,660	4,688	2004	NA
Bridgewater Marketplace *	—	3,407	8,668	—	422	3,407	9,091	12,498	2,693	2008	NA
Burlington *	—	29	2,773	—	—	29	2,773	2,802	1,183	1992/2000	2000
Cannery Corner	—	6,267	10,516	—	415	6,267	10,932	17,199	1,862	2008	2014
Castleton Crossing *	—	9,761	28,977	—	3,238	9,761	32,215	41,976	7,667	1975	2013
Chapel Hill Shopping Center	18,250	—	35,074	—	409	—	35,483	35,483	4,026	2001	2015
Centennial Center	70,455	58,960	72,756	—	3,345	58,960	76,101	135,061	19,174	2002	2014
Centennial Gateway	44,385	5,305	48,712	—	1,803	5,305	50,515	55,820	9,116	2005	2014
Centre Point Commons	14,410	2,918	22,647	—	257	2,918	22,903	25,821	3,603	2007	2014
Cobblestone Plaza *	—	11,221	45,551	—	490	11,221	46,041	57,262	9,585	2011	NA
Colonial Square *	—	11,743	31,299	—	898	11,743	32,197	43,940	4,220	2010	2014
Colleyville Downs *	—	5,446	38,574	—	830	5,446	39,404	44,850	6,053	2014	2015
Cool Creek Commons *	—	6,062	13,430	—	1,807	6,062	15,236	21,298	5,405	2005	NA
Cool Springs Market *	—	12,684	21,454	—	8,262	12,684	29,716	42,400	6,726	1995	2013
Crossing at Killingly Commons	33,000	21,999	35,218	—	132	21,999	35,350	57,349	5,827	2010	2014
Delray Marketplace	56,850	18,750	88,877	1,284	4,818	20,034	93,695	113,729	14,919	2013	NA
DePauw University Bookstore and Café	—	64	663	—	45	64	708	772	274	2012	NA
Draper Crossing *	—	9,054	28,485	—	183	9,054	28,668	37,722	5,801	2012	2014
Draper Peaks *	—	11,498	46,876	522	2,340	12,020	49,216	61,236	5,912	2012	2014
Eastern Beltway Center	34,100	23,221	45,633	—	801	23,221	46,434	69,655	6,075	1998/2006	2014
Eastgate Plaza	—	4,073	20,207	—	164	4,073	20,372	24,445	3,193	2002	2014
Eastgate Pavilion *	—	8,026	18,899	—	1,715	8,026	20,614	28,640	8,147	1995	2004
Eddy Street Commons	23,131	1,900	37,739	—	1,249	1,900	38,988	40,888	10,508	2009	NA
Estero Town Commons *	—	8,973	9,960	—	979	8,973	10,939	19,912	3,033	2006	NA
Fox Lake Crossing *	—	5,685	9,274	—	347	5,685	9,621	15,306	3,775	2002	2005
Gainesville Plaza *	—	5,437	18,237	—	1,515	5,437	19,751	25,188	5,911	2015	2004
Geist Pavilion *	—	1,368	8,449	—	1,820	1,368	10,269	11,637	3,752	2006	NA
Glendale Town Center *	—	1,494	43,838	—	2,247	1,494	46,084	47,578	28,514	1958/2008	1999
Greyhound Commons *	—	2,629	794	—	887	2,629	1,681	4,310	696	2005	NA

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties (continued)
Hamilton Crossing - Phase II & III *	$—	$2,859	$23,190	$—	$451	$2,859	$23,641	$26,500	$3,427	2008	2014
Hitchcock Plaza *	—	4,260	21,960	—	2,488	4,260	24,447	28,707	2,893	2006	2014
Holly Springs Towne Center - Phase I *	—	12,319	46,689	—	1,458	12,319	48,147	60,466	7,474	2013	NA
Holly Springs Towne Center - Phase II *	—	11,910	49,212	—	—	11,910	49,212	61,122	2,162	2016	NA
Hunters Creek Promenade *	—	8,335	12,706	—	917	8,335	13,623	21,958	2,241	1994	2013
Indian River Square *	—	5,100	6,354	—	584	5,100	6,938	12,038	2,568	1997/2004	2005
International Speedway Square *	19,017	7,769	18,045	—	9,352	7,769	27,397	35,166	15,540	1999	NA
Kings Lake Square *	—	4,519	15,630	—	492	4,519	16,122	20,641	7,063	1986/2014	2003
Kingwood Commons *	—	5,715	30,891	—	143	5,715	31,034	36,749	6,916	1999	2013
Lake City Commons	5,200	3,415	10,242	—	349	3,415	10,591	14,006	1,853	2008	2014
Lake City Commons - Phase II *	—	1,277	2,225	—	16	1,277	2,241	3,518	361	2011	2014
Lake Mary Plaza	5,080	1,413	8,719	—	89	1,413	8,807	10,220	1,185	2009	2014
Lakewood Promenade *	—	1,783	25,471	—	1,256	1,783	26,728	28,511	6,706	1948/1998	2013
Landstown Commons *	—	18,672	92,045	—	2,626	18,672	94,671	113,343	16,404	2007	2014
Lima Marketplace	8,383	4,703	15,706	—	543	4,703	16,249	20,952	2,815	2008	2014
Lithia Crossing *	—	3,065	9,962	—	5,605	3,065	15,567	18,632	4,317	1993/2003	2011
Livingston Shopping Center *	—	10,372	35,537	—	—	10,372	35,537	45,909	3,181	1997	2015
Lowe's Plaza	—	2,125	5,976	—	53	2,125	6,029	8,154	997	2007	2014
Market Street Village *	—	9,764	16,360	—	2,920	9,764	19,280	29,044	6,533	1970/2004	2005
Memorial Commons *	—	1,568	14,628	—	341	1,568	14,969	16,537	2,022	2008	2014
Merrimack Village Center	5,445	1,921	12,777	—	149	1,921	12,927	14,848	2,277	2007	2014
Miramar Square	31,625	26,392	30,889	489	607	26,880	31,496	58,376	5,188	2008	2014
Mullins Crossing *	—	10,582	42,031	—	398	10,582	42,429	53,011	8,683	2005	2014
Naperville Marketplace	7,513	5,364	11,475	—	106	5,364	11,580	16,944	3,336	2008	NA
Northcrest Shopping Center	15,780	4,044	33,857	—	980	4,044	34,837	38,881	4,509	2008	2014
Northdale Promenade *	—	1,718	27,481	—	—	1,718	27,481	29,199	7,732	2017	NA
Oleander Place *	—	863	5,935	—	30	863	5,965	6,828	1,727	2012	2011
Palm Coast Landing	22,274	4,962	37,995	—	769	4,962	38,764	43,726	5,848	2010	2014
Parkside Town Commons - Phase I *	—	3,108	43,313	—	—	3,108	43,313	46,421	5,848	2015	N/A
Parkside Town Commons - Phase II *	—	20,722	66,766	—	—	20,722	66,766	87,488	6,012	2017	N/A
Perimeter Woods	33,330	35,793	27,257	—	706	35,793	27,964	63,757	3,923	2008	2014
Pine Ridge Crossing *	—	5,640	17,084	—	3,480	5,640	20,564	26,204	6,122	1993	2006
Plaza at Cedar Hill *	—	5,782	36,781	—	9,462	5,782	46,243	52,025	18,486	2000	2004
Plaza Volente *	—	4,600	29,074	—	1,042	4,600	30,117	34,717	11,625	2004	2005
Pleasant Hill Commons *	—	3,350	10,103	—	323	3,350	10,427	13,777	1,856	2008	2014
Portofino Shopping Center *	—	4,754	75,117	—	14,747	4,754	89,864	94,618	17,573	1999	2013
Publix at Acworth	5,557	1,357	7,938	39	1,115	1,395	9,053	10,448	3,490	1996	2004
Publix at Woodruff *	—	1,783	6,342	—	303	1,783	6,645	8,428	2,245	1997	2012

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties (continued)
Rangeline Crossing *	$—	$2,043	$18,414	$—	$564	$2,043	$18,979	$21,022	$5,782	1986/2013	NA
Riverchase Plaza *	—	3,889	11,404	—	1,348	3,889	12,752	16,641	4,369	1991/2001	2006
Rivers Edge *	—	5,647	31,358	—	1,354	5,647	32,712	38,359	7,695	2011	2008
Saxon Crossing	11,400	3,764	16,791	—	25	3,764	16,815	20,579	2,773	2009	2014
Shoppes at Plaza Green *	—	3,749	23,853	—	1,269	3,749	25,122	28,871	6,329	2000	2012
Shoppes of Eastwood *	—	1,688	8,926	—	563	1,688	9,489	11,177	2,361	1997	2013
Shops at Eagle Creek *	—	4,550	8,844	—	5,000	4,550	13,844	18,394	4,569	1998	2003
Shops at Julington Creek	4,785	2,372	7,976	—	103	2,372	8,079	10,451	1,351	2011	2014
Shops at Moore	21,300	8,030	33,380	—	1,677	8,030	35,057	43,087	7,333	2010	2014
Silver Springs Pointe	8,800	9,685	7,676	—	276	9,685	7,952	17,637	2,388	2001	2014
South Elgin Commons *	—	3,916	22,140	—	49	3,916	22,188	26,104	3,629	2011	2014
Stoney Creek Commons *	—	628	3,700	—	5,837	628	9,538	10,166	2,645	2000	NA
Sunland Towne Centre *	—	14,774	22,542	—	5,099	14,774	27,641	42,415	10,823	1996	2004
Tamiami Crossing *	—	19,810	29,227	—	—	19,810	29,227	49,037	1,567	2016	NA
Tarpon Bay Plaza *	—	4,273	23,856	—	2,735	4,273	26,592	30,865	7,439	2007	NA
Temple Terrace *	—	2,245	9,229	—	108	2,245	9,336	11,581	1,212	2012	2014
The Centre at Panola *	1,667	1,986	8,191	—	372	1,986	8,563	10,549	3,727	2001	2004
The Corner	14,750	3,772	24,605	—	80	3,772	24,686	28,458	3,344	2008	2014
The Landing at Tradition *	—	18,505	45,821	—	2,109	18,505	47,929	66,434	8,992	2007	2014
Toringdon Market *	—	5,448	9,411	—	291	5,448	9,703	15,151	2,084	2004	2013
Traders Point *	—	9,443	36,433	—	2,428	9,443	38,861	48,304	14,382	2005	NA
Traders Point II *	—	2,376	6,441	—	1,138	2,376	7,578	9,954	2,752	2005	NA
Tradition Village Center *	—	3,140	14,809	—	1,149	3,140	15,958	19,098	2,714	2006	2014
Trussville Promenade *	—	9,123	45,359	—	5,234	9,123	50,593	59,716	11,319	1999	2013
University Town Center	18,690	4,125	31,565	—	735	4,125	32,300	36,425	5,024	2009	2014
University Town Center - Phase II	10,500	7,902	24,164	—	765	7,902	24,929	32,831	4,588	2012	2014
Village at Bay Park	9,183	8,248	9,942	—	584	8,248	10,526	18,774	1,452	2005	2014
Waterford Lakes Village *	—	2,317	6,382	—	277	2,317	6,659	8,976	2,553	1997	2004
Waxahachie Crossing	7,750	1,411	15,698	—	105	1,411	15,803	17,214	2,010	2010	2014
Westside Market *	—	4,194	17,698	—	335	4,194	18,033	22,227	2,000	2013	2014
Whitehall Pike	4,569	3,689	6,109	—	233	3,689	6,341	10,030	4,397	1999	NA

Total Operating Properties	645,822	780,260	2,533,127	2,692	159,648	782,952	2,692,774	3,475,726	586,651

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Office Properties
Thirty South	$17,218	$1,643	$9,669	$—	$18,973	$1,643	$28,642	$30,285	$14,500	1905/2002	2001
Union Station Parking Garage *	—	904	2,650	—	1,268	904	3,918	4,822	1,642	1986	2001

Total Office Properties	17,218	2,547	12,319	—	20,241	2,547	32,560	35,107	16,142

Development and Redevelopment Properties

Beechwood Promenade *	—	2,734	47,978	—	—	2,734	47,978	50,712	9,494	NA	NA
Burnt Store Promenade *	—	5,112	14,910	—	—	5,112	14,910	20,022	4,164	NA	NA
City Center *	—	20,565	177,389	—	—	20,565	177,389	197,954	23,611	NA	NA
Courthouse Shadows *	—	4,999	17,213	—	—	4,999	17,213	22,212	4,979	NA	NA
Eddy Street Commons - Phase II *	—	1,379	—	—	—	1,379	—	1,379	—	NA	NA
Fishers Station	6,555	3,736	16,297	—	—	3,736	16,297	20,033	4,391	NA	NA
Hamilton Crossing Centre	10,214	5,549	10,289	—	—	5,549	10,289	15,838	3,641	NA	NA
Rampart Commons	10,742	1,136	36,514	—	—	1,136	36,514	37,650	4,963	NA	NA
The Corner *	—	304	3,724	—	—	304	3,724	4,028	2,100	NA	NA

Total Development and Redevelopment Properties	27,511	45,514	324,314	—	—	45,514	324,314	369,828	57,342

Other **

Bridgewater Marketplace *	—	2,110	—	—	—	2,110	—	2,110	—	NA	NA
Deerwood Lake *	—	1,421	25,272	—	—	1,421	25,272	26,693	141	NA	NA
Eddy Street Commons *	—	277	—	—	—	277	—	277	—	NA	NA
Fox Lake Crossing II	—	3,458	—	—	—	3,458	—	3,458	—	NA	NA
KRG Development	—	—	655	—	—	—	656	656	—	NA	NA
KRG New Hill *	—	5,791	—	—	—	5,791	—	5,791	—	NA	NA
KRG Peakway	—	20,944	—	—	—	20,944	—	20,944	—	NA	NA
Pan Am Plaza	—	8,840	—	—	—	8,840	—	8,840	—	NA	NA

Total Other	—	42,841	25,928	—	—	42,841	25,929	68,770	141

Line of credit/Term Loan/Unsecured notes	1,010,100	—	—	—	—	—	—	—	—	NA	NA

Grand Total	$1,700,650	$871,161	$2,895,688	$2,692	$179,889	$873,854	$3,075,577	$3,949,431	$660,276

____________________
*	This property or a portion of the property is included as an unencumbered asset used in calculating our line of credit borrowing base.
**
This category generally includes land held for development.  We also have certain additional land parcels at our development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation
($ in thousands)

Note 1. Reconciliation of Investment Properties

The changes in investment properties of the Company for the years ended December 31, 2017, 2016, and 2015 are as follows:

	2017	2016	2015
Balance, beginning of year	$3,988,819	$3,926,180	$3,897,131
Acquisitions	—	—	176,068
Improvements	78,947	97,161	92,717
Impairment	(10,897)	—	(2,293)
Disposals	(107,438)	(34,522)	(237,443)
Balance, end of year	$3,949,431	$3,988,819	$3,926,180

The unaudited aggregate cost of investment properties for federal tax purposes as of December 31, 2017 was $3.0 billion.

Note 2. Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company for the years ended December 31, 2017, 2016, and 2015 are as follows:

	2017	2016	2015
Balance, beginning of year	$556,851	$428,930	$313,524
Depreciation expense	148,346	148,947	141,516
Impairment	(3,494)	—	(833)
Disposals	(41,427)	(21,026)	(25,277)
Balance, end of year	$660,276	$556,851	$428,930

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