Form 10-Q
period 2018-03-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2018-05-08
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
The number of Common Shares of Kite Realty Group Trust outstanding as of May 3, 2018 was 83,673,660 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of March 31, 2018 owned approximately 97.6% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.4% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets:
Investment properties, at cost	$3,865,567	$3,957,884
Less: accumulated depreciation	(671,384)	(664,614)
	3,194,183	3,293,270

Cash and cash equivalents	28,753	24,082
Tenant and other receivables, including accrued straight-line rent of $32,182 and $31,747 respectively, net of allowance for uncollectible accounts	57,172	58,328
Restricted cash and escrow deposits	9,795	8,094
Deferred costs and intangibles, net	108,612	112,359
Prepaid and other assets	20,342	16,365
Total Assets	$3,418,857	$3,512,498

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,650,547	$1,699,239
Accounts payable and accrued expenses	102,851	78,482
Deferred revenue and intangibles, net and other liabilities	90,940	96,564
Total Liabilities	1,844,338	1,874,285
Commitments and contingencies	—	—
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	48,834	72,104
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,675,982 and 83,606,068 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	837	836
Additional paid in capital	2,073,316	2,071,418
Accumulated other comprehensive income	5,147	2,990
Accumulated deficit	(554,313)	(509,833)
Total Kite Realty Group Trust Shareholders' Equity	1,524,987	1,565,411
Noncontrolling Interest	698	698
Total Equity	1,525,685	1,566,109
Total Liabilities and Shareholders' Equity	$3,418,857	$3,512,498

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017

Revenue:
Minimum rent	$68,965	$68,946
Tenant reimbursements	18,373	18,570
Other property related revenue	1,063	2,596
Fee income	1,362	—
Total revenue	89,763	90,112
Expenses:
Property operating	12,470	12,953
Real estate taxes	10,754	10,330
General, administrative, and other	5,945	5,470
Depreciation and amortization	38,556	45,830
Impairment charge	24,070	7,411
Total expenses	91,795	81,994
Operating (loss) income	(2,032)	8,118
Interest expense	(16,337)	(16,445)
Income tax benefit of taxable REIT subsidiary	23	33
Other expense, net	(151)	(139)
Loss from continuing operations	(18,497)	(8,433)
Gains on sales of operating properties	500	8,870
Net (loss) income	(17,997)	437
Net loss (income) attributable to noncontrolling interests	80	(432)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(17,917)	$5

(Loss) income per common share - basic and diluted	$(0.21)	$0.00

Weighted average common shares outstanding - basic	83,629,669	83,565,325
Weighted average common shares outstanding - diluted	83,629,669	83,643,608

Cash dividends declared per common share	$0.3175	$0.3025

Net (loss) income	$(17,997)	$437
Change in fair value of derivatives	2,214	1,496
Total comprehensive (loss) income	(15,783)	1,933
Comprehensive loss (income) attributable to noncontrolling interests	23	(466)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(15,760)	$1,467

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2017	83,606,068	$836	$2,071,418	$2,990	$(509,833)	$1,565,411
Stock compensation activity	69,914	1	1,446	—	—	1,447
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	2,157	—	2,157
Distributions declared to common shareholders	—	—	—	—	(26,563)	(26,563)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(17,917)	(17,917)
Adjustment to redeemable noncontrolling interests	—	—	452	—	—	452
Balances, March 31, 2018	83,675,982	$837	$2,073,316	$5,147	$(554,313)	$1,524,987

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Consolidated net (loss) income	$(17,997)	$437
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Straight-line rent	(951)	(1,321)
Depreciation and amortization	39,216	46,372
Gains on sales of operating properties	(500)	(8,870)
Impairment charge	24,070	7,411
Provision for credit losses	458	791
Compensation expense for equity awards	1,639	1,552
Amortization of debt fair value adjustment	(990)	(773)
Amortization of in-place lease liabilities, net	(2,576)	(850)
Changes in assets and liabilities:
Tenant receivables and other	1,346	(1,424)
Deferred costs and other assets	(7,694)	(5,277)
Accounts payable, accrued expenses, deferred revenue and other liabilities	238	(1,805)
Net cash provided by operating activities	36,259	36,243
Cash flows from investing activities:
Capital expenditures, net	(18,070)	(23,869)
Net proceeds from sales of operating properties	61,637	22,754
Collection of note receivable	—	—
Change in construction payables	2,807	2,422
Net cash provided by investing activities	46,374	1,307
Cash flows from financing activities:
Proceeds from issuance of common shares, net	23	—
Repurchases of common shares upon the vesting of restricted shares	(319)	(200)
Acquisition of partner's interest in Fishers Station operating property	—	(3,750)
Loan proceeds	52,922	33,200
Loan payments and related financing escrows	(101,363)	(37,170)
Distributions paid – common shareholders	(26,546)	(25,272)
Distributions paid – redeemable noncontrolling interests	(978)	(1,020)
Net cash used in financing activities	(76,261)	(34,212)
Net change in cash, cash equivalents, and restricted cash	6,372	3,338
Cash, cash equivalents, and restricted cash beginning of period	32,176	28,912
Cash, cash equivalents, and restricted cash end of period	$38,548	$32,250

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	March 31, 2018	December 31, 2017
Assets:
Investment properties, at cost	$3,865,567	$3,957,884
Less: accumulated depreciation	(671,384)	(664,614)
	3,194,183	3,293,270

Cash and cash equivalents	28,753	24,082
Tenant and other receivables, including accrued straight-line rent of $32,182 and $31,747 respectively, net of allowance for uncollectible accounts	57,172	58,328
Restricted cash and escrow deposits	9,795	8,094
Deferred costs and intangibles, net	108,612	112,359
Prepaid and other assets	20,342	16,365
Total Assets	$3,418,857	$3,512,498

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,650,547	$1,699,239
Accounts payable and accrued expenses	102,851	78,482
Deferred revenue and intangibles, net and other liabilities	90,940	96,564
Total Liabilities	1,844,338	1,874,285
Commitments and contingencies	—	—
Redeemable Limited Partners’ and other redeemable noncontrolling interests	48,834	72,104
Partners Equity:
Parent Company:
Common equity, 83,675,982 and 83,606,068 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,519,840	1,562,421
Accumulated other comprehensive income	5,147	2,990
Total Partners Equity	1,524,987	1,565,411
Noncontrolling Interests	698	698
Total Equity	1,525,685	1,566,109
Total Liabilities and Equity	$3,418,857	$3,512,498

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2018	2017

Revenue:
Minimum rent	$68,965	$68,946
Tenant reimbursements	18,373	18,570
Other property related revenue	1,063	2,596
Fee income	1,362	—
Total revenue	89,763	90,112
Expenses:
Property operating	12,470	12,953
Real estate taxes	10,754	10,330
General, administrative, and other	5,945	5,470
Depreciation and amortization	38,556	45,830
Impairment charge	24,070	7,411
Total expenses	91,795	81,994
Operating (loss) income	(2,032)	8,118
Interest expense	(16,337)	(16,445)
Income tax benefit of taxable REIT subsidiary	23	33
Other expense, net	(151)	(139)
Loss from continuing operations	(18,497)	(8,433)
Gains on sales of operating properties	500	8,870
Consolidated net (loss) income	(17,997)	437
Net income attributable to noncontrolling interests	(351)	(432)
Net (loss) income attributable to common unitholders	$(18,348)	$5

Allocation of net (loss) income:
Limited Partners	$(431)	$—
Parent Company	(17,917)	5
	$(18,348)	$5

Net (loss) income per unit - basic & diluted	$(0.21)	$0.00

Weighted average common units outstanding - basic	85,642,329	85,529,910
Weighted average common units outstanding - diluted	85,642,329	85,608,193

Distributions declared per common unit	$0.3175	$0.3025

Consolidated net (loss) income	$(17,997)	$437
Change in fair value of derivatives	2,214	1,496
Total comprehensive income (loss)	(15,783)	1,933
Comprehensive income attributable to noncontrolling interests	(351)	(432)
Comprehensive (loss) income attributable to common unitholders	$(16,134)	$1,501

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income
Balances, December 31, 2017	$1,562,421	$2,990	$1,565,411
Stock compensation activity	1,447	—	1,447
Other comprehensive income attributable to Parent Company	—	2,157	2,157
Distributions declared to Parent Company	(26,563)	—	(26,563)
Net loss	(17,917)	—	(17,917)
Adjustment to redeemable noncontrolling interests	452	—	452
Balances, March 31, 2018	$1,519,840	$5,147	$1,524,987

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Consolidated net (loss) income	$(17,997)	$437
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Straight-line rent	(951)	(1,321)
Depreciation and amortization	39,216	46,372
Gains on sales of operating properties	(500)	(8,870)
Impairment charge	24,070	7,411
Provision for credit losses	458	791
Compensation expense for equity awards	1,639	1,552
Amortization of debt fair value adjustment	(990)	(773)
Amortization of in-place lease liabilities, net	(2,576)	(850)
Changes in assets and liabilities:
Tenant receivables and other	1,346	(1,424)
Deferred costs and other assets	(7,694)	(5,277)
Accounts payable, accrued expenses, deferred revenue and other liabilities	238	(1,805)
Net cash provided by operating activities	36,259	36,243
Cash flows from investing activities:
Capital expenditures, net	(18,070)	(23,869)
Net proceeds from sales of operating properties	61,637	22,754
Change in construction payables	2,807	2,422
Net cash provided by investing activities	46,374	1,307
Cash flows from financing activities:
Contributions from the General Partner	23	—
Repurchases of common shares upon the vesting of restricted shares	(319)	(200)
Acquisition of partner's interest in Fishers Station operating property	—	(3,750)
Loan proceeds	52,922	33,200
Loan payments and related financing escrows	(101,363)	(37,170)
Distributions paid – common unitholders	(26,546)	(25,272)
Distributions paid – redeemable noncontrolling interests	(978)	(1,020)
Net cash used in financing activities	(76,261)	(34,212)
Net change in cash, cash equivalents, and restricted cash	6,372	3,338
Cash, cash equivalents, and restricted cash beginning of period	32,176	28,912
Cash, cash equivalents, and restricted cash end of period	$38,548	$32,250

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018
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

The Parent Company is the sole general partner of the Operating Partnership, and as of March 31, 2018 owned approximately 97.6% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.4% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At March 31, 2018, we owned interests in 115 operating and redevelopment properties totaling approximately 22.5 million square feet. We also owned two development projects under construction as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2017.

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

Components of Investment Properties

The composition of the Company’s investment properties as of March 31, 2018 and December 31, 2017 was as follows:

	Balance at
	March 31, 2018	December 31, 2017
Investment properties, at cost:
Land, buildings and improvements	$3,781,646	$3,873,149
Furniture, equipment and other	8,757	8,453
Land held for development	31,142	31,142
Construction in progress	44,022	45,140
	$3,865,567	$3,957,884

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of March 31, 2018, we owned investments in three joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $238.8 million, which were secured by assets of the VIEs totaling $501.2 million.  The Operating Partnership guarantees the debts of these VIEs.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017
Noncontrolling interests balance January 1	$698	$692
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	—	1
Noncontrolling interests balance at March 31	$698	$693

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At March 31, 2018, the redemption value of the redeemable noncontrolling interests did not exceed the historical book value, and the balance was accordingly adjusted to historical book value. At December 31, 2017, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three months ended March 31, 2018 and 2017, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended March 31,
	2018	2017
Parent Company’s weighted average basic interest in Operating Partnership	97.6%	97.7%
Limited partners' weighted average basic interests in Operating Partnership	2.4%	2.3%

At March 31, 2018, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.6% and 2.4%. At December 31, 2017, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3%.

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

There were 2,066,849 and 1,974,830 Limited Partner Units outstanding as of March 31, 2018 and December 31, 2017, respectively. The increase in Limited Partner Units outstanding from December 31, 2017 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

Redeemable Noncontrolling Interests - Subsidiaries

Prior to the merger with Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties.  The Class B units related to two of these three joint ventures remain outstanding are accounted for as noncontrolling interests in these properties.  A portion of the Class B units became redeemable at the respective partner’s election in March 2017, and the remaining Class B units will become redeemable at the respective partner's election in October 2022 based on the applicable joint venture and the fulfillment of certain redemption criteria.  Beginning in December 2020 and November 2022, with respect to the applicable joint venture, the Class B units can be redeemed at the election of either of our partners or us for cash or Limited Partner Units in the Operating Partnership.  None of the issued Class B units have a maturity date, and none are mandatorily redeemable unless either party has elected for the units to be redeemed. We consolidate these joint ventures because we control the decision making of each of the joint ventures and our joint venture partners have limited protective rights.

In February 2018, we received notice from our partners in one of the joint ventures of their intent to exercise their right to redeem their remaining $22.0 million of Class B units for cash. The amount that will be redeemed was reclassified from Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests to Accounts payable and accrued expenses in the consolidated balance sheets. We are required to fund the redemption using cash prior to November 8, 2018.

We classify the remainder of the redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of March 31, 2018 and December 31, 2017, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017
Redeemable noncontrolling interests balance January 1	$72,104	$88,165
Net (loss) income allocable to redeemable noncontrolling interests	(80)	432
Distributions declared to redeemable noncontrolling interests	(1,008)	(1,033)
Liability reclassification due to exercise of redemption option by joint venture partner	(22,461)	(8,261)
Other, net, including adjustments to redemption value	279	(2,048)
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at March 31	$48,834	$77,255

Limited partners' interests in Operating Partnership	$38,764	$44,530
Other redeemable noncontrolling interests in certain subsidiaries	10,070	32,725
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at March 31	$48,834	$77,255

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

Recently Issued Accounting Pronouncements

Adoption of New Standards

On January 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) using the modified retrospective approach. ASU 2014-09 revised GAAP by offering a single comprehensive revenue recognition standard that supersedes nearly all existing GAAP revenue recognition guidance. The impacted revenue streams primarily consist of fees earned from management, development services provided to third parties, and other ancillary income earned from our properties. No adjustments were required upon adoption of this standard. We evaluated our revenue streams and less than 1% of our annual revenue was impacted by this new standard upon its initial adoption.

Additionally, we adopted the clarified scope guidance of ASC 610-20, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" in conjunction with ASU 2014-09, using the modified retrospective approach. ASC 610-20 applies to the sale, transfer and derecognition of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales, and eliminates the guidance specific to real estate in ASC 360-20. With respect to full disposals, the recognition will generally be consistent with our current measurement and pattern of recognition. With respect to partial sales of real estate to joint ventures, the new guidance requires us to recognize a full gain where an equity investment is retained. These transactions could result in a basis difference as we will be required to measure our retained equity interest at fair value, whereas the joint venture may continue to measure the assets received at carryover basis. No adjustments were required upon adoption of this standard.

During the three months ended March 31, 2018, we disposed of two operating properties in all cash transactions with no continuing future involvement. The gains recognized were approximately 1% of our total revenue for the three months ended March 31, 2018. As we do not have any continuing involvement in the operations of the operating properties, there was not a change in the accounting for the sales.

On January 1, 2018 we adopted ASU 2016-15, Statement of Cash Flows (Topic 230), and ASU 2016-18, Restricted Cash, using a retrospective transition approach, which changed our statements of cash flows and related disclosures for all periods presented. ASU 2016-15 is intended to reduce diversity in practice with respect to how certain transactions are classified in the statement of cash flows and its adoption had no impact on our financial statements. ASU 2016-18 requires that a statement of cash flows explain the change during the period in total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	28,753	22,641
Restricted cash	9,795	9,609
Total cash, cash equivalents, and restricted cash	38,548	32,250

For the three months ended March 31, 2017, restricted cash related to cash flows provided by operating activities of $0.7 million and restricted cash related to cash flows provided by investing activities of $0.1 million were reclassified. Restricted cash primarily relates to cash held in escrows for payments of real estate taxes and property reserves for maintenance, insurance, or tenant improvements as required by our mortgage loans.

New Standards Issued but Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making certain changes to lessor accounting, including the accounting for sales-type and direct financing leases. ASU 2016-02 will be effective for annual and interim reporting periods beginning on or after December 15, 2018, with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As a result of the adoption of ASU 2016-02, we expect common area maintenance reimbursements that are of a fixed nature to be recognized on a straight-line basis over the term of the lease as these tenant reimbursements will be considered a non-lease component and will be subject to ASU 2014-09. We also expect to recognize right of use assets on our balance sheet related to certain ground leases where we are the lessee. Upon adoption of the standard, we anticipate recognizing a right of use asset currently estimated to be between $35 million and $40 million. In addition to evaluating the impact of adopting the new accounting standard on our consolidated financial statements, we are evaluating our existing lease contracts and compensation structure, as well as our current and future information system capabilities.

In March 2018, the FASB indicated it intended to approve a new transition method and lessor practical expedient for separating lease and non-lease components. This permits lessors to make an accounting policy election to not separate non-lease components, such as common area maintenance, of a contract from the leases to which they relate when specific criteria are met.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units granted under our Outperformance Incentive Compensation Plan ("Outperformance Plan"); and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the three months ended March 31, 2018 and 2017 were 2.0 million and 2.0 million, respectively.

Approximately 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit for the three months ended March 31, 2018 and 2017, respectively because their impact was not dilutive. Due to the net loss allocable to common shareholders and Common Unit holders for each of the three months ended March 31, 2018, no securities had a dilutive impact for this period.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(5,377)	$544,623
Unsecured revolving credit facility	46,600	—	(1,729)	44,871
Unsecured term loans	400,000	—	(1,587)	398,413
Mortgage notes payable - fixed rate	542,266	8,207	(694)	549,779
Mortgage notes payable - variable rate	113,423	—	(562)	112,861
Total mortgage and other indebtedness	$1,652,289	$8,207	$(9,949)	$1,650,547

	As of December 31, 2017
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(5,599)	$544,401
Unsecured revolving credit facility	60,100	—	(1,895)	58,205
Unsecured term loans	400,000	—	(1,759)	398,241
Mortgage notes payable - fixed rate	576,927	9,196	(755)	585,368
Mortgage notes payable - variable rate	113,623	—	(599)	113,024
Total mortgage and other indebtedness	$1,700,650	$9,196	$(10,607)	$1,699,239

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of March 31, 2018, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (Years)
Fixed rate debt[1]	$1,477,467	89%	4.11%	5.5
Variable rate debt	174,822	11%	3.38%	3.8
Net debt premiums and issuance costs, net	(1,742)	N/A	N/A	N/A
Total	$1,650,547	100%	4.04%	5.3

____________________
1
Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of March 31,2018, $385.2 million in variable rate debt is hedged for a weighted average 3.0 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases, and is generally due in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness are based on LIBOR plus spreads ranging from 160 to 225 basis points.  At March 31, 2018, the one-month LIBOR interest rate was 1.88%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 6.78%.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include amortization of debt issuance costs as a component of interest expense as follows:

	Three Months Ended March 31,
	2018	2017
Amortization of debt issuance costs	$660	$682

Unsecured Revolving Credit Facility and Unsecured Term Loans

As of March 31, 2018, we had an unsecured revolving credit facility (the "Credit Facility") with a total commitment of $500 million that matures in July 2020 (inclusive of two six-month extension options), a $200 million unsecured term loan maturing in July 2021("Term Loan") and a $200 million seven-year unsecured term loan maturing in October 2022.

The Operating Partnership has the option to increase the borrowing availability of the Credit Facility to $1 billion and the option to increase the Term Loan to provide for an additional $200 million, in each case subject to certain conditions, including obtaining commitments from one or more lenders.

As of March 31, 2018, $46.6 million was outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $4.1 million, against which no amounts were advanced as of March 31, 2018.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of March 31, 2018, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.4 billion. Considering outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $393.2 million available under our Credit Facility for future borrowings as of March 31, 2018.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of March 31, 2018, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of March 31, 2018, we were in compliance with all such covenants.

Other Debt Activity

For the three months ended March 31, 2018, we had total new borrowings of $52.9 million and total repayments of $101.4 million.  In addition to the items mentioned above, the remaining components of this activity were as follows:

•	We retired the $33.3 million loan secured by our Perimeter Woods operating property through a draw on our Credit Facility;

•	We borrowed $19.6 million on the Credit Facility to fund development activities, redevelopment activities, tenant improvement costs, and other working capital needs;

•	We used the $63.0 million net proceeds from the sale of two operating properties to pay down the Credit Facility; and

•	We made scheduled principal payments on indebtedness totaling $1.5 million.

Fair Value of Fixed and Variable Rate Debt

As of March 31, 2018, the estimated fair value of our fixed rate debt was $1.1 billion compared to the book value of $1.1 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.87% to 4.57%.  As of March 31, 2018, the fair value of variable rate debt was $560.9 million compared to the book value of $560.0 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.73% to 4.55%.

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

As of March 31, 2018, we were party to various cash flow derivative agreements with notional amounts totaling $385.2 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2021.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.38%.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of March 31, 2018 and December 31, 2017, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of March 31, 2018, the estimated fair value of our interest rate derivatives represented a net asset of $4.8 million, including accrued interest of $20,000.  As of March 31, 2018, $5.1 million was reflected in prepaid and other assets and $0.3 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2017, the estimated fair value of our interest rate hedges was a net asset of $2.4 million, including accrued interest of $0.1 million.  As of December 31, 2017, $3.1 million was reflected in prepaid and other assets and $0.7 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $0.1 million was reclassified as an increase to earnings during the three months ended March 31, 2018, and $1.0 million was reclassified as a reduction to earnings during the three months ended March 31, 2017. As the interest payments on our hedges are made over the next 12 months, we estimate the decrease to interest expense to be $1.9 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.3175 for the first quarter of 2018 to common shareholders and Common Unit holders of record as of April 6, 2018. The distribution was paid on April 13, 2018.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At March 31, 2018 and December 31, 2017, deferred costs consisted of the following:

	March 31, 2018	December 31, 2017
Acquired lease intangible assets	$98,215	$107,668
Deferred leasing costs and other	69,617	68,335
	167,832	176,003
Less—accumulated amortization	(59,220)	(63,644)
Total	$108,612	$112,359

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2018	2017
Amortization of deferred leasing costs, lease intangibles and other	$4,710	$6,145
Amortization of above market lease intangibles	754	1,189

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

At March 31, 2018 and December 31, 2017, deferred revenue, intangibles, net and other liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Unamortized below market lease liabilities	$76,600	$83,117
Retainage payables and other	4,285	3,954
Tenant rent payments received in advance	10,055	9,493
Total	$90,940	$96,564

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $3.3 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively.

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

In connection with the joint venture formed for the development of the Embassy Suites at the University of Notre Dame, we provided a repayment guaranty on a $33.8 million construction loan, of which our share is $11.8 million. The outstanding loan balance as of March 31, 2018 is $11.9 million and our share is $4.2 million.

As of March 31, 2018, we had outstanding letters of credit totaling $4.1 million.  At that date, there were no amounts advanced against these instruments.

Note 10. Disposals of Operating Properties and Related Recording of Impairment Charge

During the three months ended March 31, 2018, we sold our Trussville Promenade operating property in Birmingham, Alabama, and our Memorial Commons operating property in Goldsboro, North Carolina, for aggregate gross proceeds of $63.0 million and a net gain of $0.5 million.

During the three months ended March 31, 2017, we sold our Cove Center operating property in Stuart, Florida, for gross proceeds of $23.1 million and a net gain of $8.9 million.

As of March 31, 2018, in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q, we evaluated an operating property for impairment and recorded a $24.1 million impairment charge due to changes during the quarter in facts and circumstances underlying the Company’s expected future hold period of this property.  A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of this property. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of a certain asset, leading to the charge during the quarter. We estimated the fair value of the property to be $24.3 million using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the estimated fair value to the carrying value, which resulted in the recording of a non-cash impairment charge of $24.1 million for the three months ended March 31, 2018.

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

Note 11. Subsequent Events

On April 24, 2018, the Company and Operating Partnership entered into the First Amendment (the “Amendment”) to the Fifth Amended and Restated Credit Agreement (the “Existing Credit Agreement,” and as amended by the Amendment, the “Amended Credit Agreement”), dated as of July 28, 2016, by and among the Operating Partnership, as borrower, the Company, as guarantor (pursuant to a springing guaranty, dated as of July 28, 2016), KeyBank National Association, as administrative agent, and the other lenders party thereto.

The Amendment increases (i) the aggregate principal amount available under the unsecured revolving credit facility (the “Revolving Facility”) from $500 million to $600 million, (ii) the amount of the letter of credit issuances the Operating Partnership may utilize under the Revolving Facility from $50 million to $60 million and (iii) swingline loan capacity from $50 million to $60 million in same day borrowings.  Under the Amended Credit Agreement, the Operating Partnership has the option to increase the Revolving Facility to $1.2 billion (increased from $1 billion under the Existing Credit Agreement) upon the Operating Partnership’s request, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Amended Credit Agreement, to provide such increased amounts.

The Amendment extends the scheduled maturity date of the Revolving Facility from July 28, 2020 to April 22, 2022 (which maturity date may be extended for up to two additional periods of six months at the Operating Partnership’s option subject to certain conditions).

Among other things, the Amendment also improves the Operating Partnership’s leverage ratio calculation by changing the definition of capitalization rate to six and one-half percent (6.5%) from six and three-fourths percent (6.75%), which increases the Operating Partnership’s total asset value as calculated under the Amended Credit Agreement.

On April 24, 2018, the Operating Partnership and the Company entered into the Second Amendment (the “Term Loan Amendment”) to the Term Loan Agreement (the “7-Year Term Loan”), dated as of October 26, 2015, by and among the Operating Partnership, as borrower, the Company, as guarantor (pursuant to the springing guaranty), KeyBank National Association, as administrative agent, and the other lenders party thereto.

The Term Loan Amendment improves the Operating Partnership’s leverage ratio calculation by changing the definition of capitalization rate to six and one-half percent (6.5%) from six and three-fourths percent (6.75%), which increases the Operating Partnership’s total asset value as calculated under the term loan agreement, as amended. The Term Loan Amendment also deletes the financial covenants related to minimum tangible net worth, secured recourse debt and permitted investments.

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

•
other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

At March 31, 2018, we owned interests in 115 operating and redevelopment properties totaling approximately 22.5 million square feet. We also owned two development projects under construction as of this date.

At March 31, 2017, we owned interests in 118 operating and redevelopment properties totaling approximately 23.2 million square feet. We also owned one development project under construction as of this date.

Current Quarter Activities

Investment Property

We believe that continually evaluating our operating properties for redevelopment and capital recycling opportunities enhances shareholder value and improves long-term values and economic returns. We initiated and advanced a number of these activities during the first quarter of 2018, including the following:

•
Capital Recycling. We completed the sale of two non-core operating properties: Trussville Promenade in Birmingham, Alabama, and Memorial Commons in Goldsboro, North Carolina. These sales generated $63.0 million in gross proceeds, which were utilized to reduce outstanding debt.

•
Under Construction Redevelopment, Reposition, and Repurpose (“3-R”) Projects. Our 3-R initiative, which includes a total of 10 projects under construction or active evaluation for modification, continued to progress in the first quarter of 2018. There are six projects currently under construction, which have an estimated combined annualized return of approximately 8% to 9%, with aggregate costs for these projects expected to range from $61.5 million to $66.5 million.

The following significant activities occurred on the 3-R projects during the first quarter of 2018:

◦
Burnt Store Marketplace in Punta Gorda, Florida – We completed construction and transitioned this property back to the operating portfolio. We invested $8.9 million to demolish and rebuild the 45,000 square-foot Publix and to upgrade the center for a projected annualized return of 11.5%.

◦
Portofino Shopping Center in Houston, Texas – We successfully opened Nordstrom Rack in March 2018. We expect total costs for this project to range between $6.5 million to $7.0 million, with an estimated annualized return of approximately 8.0% to 8.5%.

Leasing Activity

During the first quarter of 2018, we executed 65 new and renewal leases totaling 417,830 square feet.  New leases were signed on 20 individual spaces for 84,176 square feet of gross leasable area ("GLA"), while renewal leases were signed on 45 individual spaces for 333,654 square feet of GLA.

For comparable new leases, which are defined as those for which the space was occupied by a tenant within the last 12 months, we achieved a blended rent spread of 2.3% while incurring $3.11 per square foot of incremental capital improvement costs. The Company is making progress on its anchor repositioning efforts including the execution of two anchor leases during the quarter.

Results of Operations

The comparability of results of operations for the three months ended March 31, 2018 and 2017 is affected by our development, redevelopment and operating property disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Dispositions

Since January 1, 2017, we sold the following operating properties:

Property Name	MSA	Disposition Date	Owned GLA
Cove Center	Stuart, FL	March 2017	155,063
Clay Marketplace	Birmingham, AL	June 2017	63,107
The Shops at Village Walk	Fort Myers, FL	June 2017	78,533
Wheatland Towne Crossing	Dallas, TX	June 2017	194,727
Trussville Promenade	Birmingham, AL	February 2018	463,836
Memorial Commons	Goldsboro, NC	March 2018	111,022

 Development Activities

The following development property became operational from January 1, 2017 through March 31, 2018:

Property Name	MSA	Transition to Operating Portfolio	Owned GLA
Parkside Town Commons – Phase II	Raleigh, NC	June 2017	291,713

Redevelopment Activities

The following properties were under active redevelopment at various times during the period from January 1, 2017 through March 31, 2018:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Courthouse Shadows[2]	Naples, FL	June 2013	Pending	124,802
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	92,283
City Center[2]	White Plains, NY	December 2015	Pending	360,880
Fishers Station[2]	Indianapolis, IN	December 2015	Pending	175,229
Beechwood Promenade[2]	Athens, GA	December 2015	Pending	348,815
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Rampart Commons[2]	Las Vegas, NV	March 2016	Pending	79,455
Northdale Promenade[3]	Tampa, FL	March 2016	June 2017	173,862
Burnt Store Marketplace[4]	Punta Gorda, FL	June 2016	March 2018	95,795

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.
3
This property was transitioned to the operating portfolio in the second quarter of 2017; however, it remains excluded from the same property pool because it has not been in the operating portfolio four full quarters after the property was transitioned to operations.

4
This property was transitioned to the operating portfolio in the first quarter of 2018; however, it remains excluded from the same property pool because it has not been in the operating portfolio four full quarters after the property was transitioned to operations.

Comparison of Operating Results for the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

The following table reflects income statement line items from our consolidated statements of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
($ in thousands)	2018	2017	Net change 2017 to 2018
Revenue:
Rental income (including tenant reimbursements)	$87,338	$87,516	$(178)
Other property related revenue	1,063	2,596	(1,533)
Fee income	1,362	—	1,362
Total revenue	89,763	90,112	(349)
Expenses:
Property operating	12,470	12,953	(483)
Real estate taxes	10,754	10,330	424
General, administrative, and other	5,945	5,470	475
Depreciation and amortization	38,556	45,830	(7,274)
Impairment charge	24,070	7,411	16,659
Total expenses	91,795	81,994	9,801
Operating (loss) income	(2,032)	8,118	(10,150)
Interest expense	(16,337)	(16,445)	108
Income tax benefit of taxable REIT subsidiary	23	33	(10)
Other expense, net	(151)	(139)	(12)
Loss from continuing operations	(18,497)	(8,433)	(10,064)
Gains on sales of operating properties	500	8,870	(8,370)
Consolidated net (loss) income	(17,997)	437	(18,434)
Net loss (income) attributable to noncontrolling interests	80	(432)	512
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(17,917)	$5	$(17,922)

Property operating expense to total revenue ratio	13.9%	14.4%

Rental income (including tenant reimbursements) decreased $0.2 million, or 0.2%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(2,377)
Properties under redevelopment during 2017 and/or 2018	848
Properties fully operational during 2017 and 2018 and other	1,351
Total	$(178)

The net increase of $1.4 million in rental income for properties fully operational during 2017 and 2018 is primarily attributable to an accelerated amortization of below market deferred revenue for certain anchor tenants. Contractual rent remained relatively flat quarter over quarter as increases in rental rates and small shop occupancy were offset by decreases in anchor occupancy due to certain anchor bankruptcies since March 31, 2017.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue decreased by $1.5 million, primarily due to lower lease termination income of $1.5 million.

The Company generated fee income of $1.4 million during the three months ended March 31, 2018 for development services provided as part of a multi-family development at our Eddy Street Commons operating property.

Property operating expenses decreased $0.5 million, or 3.7%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(438)
Properties under redevelopment during 2017 and/or 2018	351
Properties fully operational during 2017 and 2018 and other	(396)
Total	$(483)

The net decrease of $0.4 million in property operating expenses for properties fully operational during 2017 and 2018 is primarily due to a decrease in bad debt expense related to certain tenant bankruptcies in 2017. None of the individual fluctuations were greater than $0.2 million. As a percentage of revenue, property operating expenses increased between periods from 14.0% to 14.3%.

Real estate taxes increased $0.4 million, or 4.1%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(321)
Properties under redevelopment during 2017 and/or 2018	59
Properties fully operational during 2017 and 2018 and other	686
Total	$424

The net $0.7 million increase in real estate taxes for properties fully operational during 2017 and 2018 is primarily due to significant successful appeals in 2017 that reduced real estate tax expense. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.5 million, or 8.7%. The increase is due primarily to higher personnel costs and company overhead expenses.

Depreciation and amortization expense decreased $7.3 million, or 15.9%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(1,935)
Properties under redevelopment during 2017 and/or 2018	(2,177)
Properties fully operational during 2017 and 2018 and other	(3,162)
Total	$(7,274)

The $2.2 million net decrease in depreciation and amortization for properties under redevelopment during 2017 and 2018 is primarily due to a decrease of $2.5 million in accelerated depreciation and amortization from the demolition of a portion of a building as part of the redevelopment of our Fishers Station property in 2017. The net decrease of $3.2 million in depreciation and amortization at properties fully operational during 2017 and 2018 is primarily due to accelerated depreciation and amortization on tenant-specific assets caused by tenants vacating prior to their lease expiration in 2017, compared to the same period in 2018.

As of March 31, 2018, in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q, we evaluated an operating property for impairment and recorded a $24.1 million impairment charge due to changes during the quarter in facts and circumstances underlying the Company’s expected future hold period of this property.  A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of this property. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of a certain asset, leading to the charge during the quarter. We estimated the fair value of the property to be $24.3 million using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the estimated fair value to the carrying value, which resulted in the recording of a non-cash impairment charge of $24.1 million for the three months ended March 31, 2018.

Interest expense decreased $0.1 million or 0.7%. The decrease is primarily due to the repayment of property level debt using proceeds from our property sales. The decrease was partially offset by certain development and redevelopment projects becoming operational throughout 2017. As a portion of a project becomes operational, we cease capitalization of the related interest expense.

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

We also use same property NOI ("Same Property NOI"), a non-GAAP financial measure, to evaluate the performance of our properties. Same Property NOI excludes properties that have not been owned for the full period presented. It also excludes net gains from outlot sales, straight-line rent revenue, lease termination fees, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any. We believe that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full period presented, which eliminates disparities in net income due to the acquisition or disposition of properties during the particular period presented and thus provides a more consistent metric for the comparison of our properties. The year to date results represent the sum of the individual quarters, as reported.

NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of our financial performance. Our computation of NOI and Same Property NOI may differ from the methodology used by other REITs, and therefore may not be comparable to such other REITs.

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. For the three months ended March 31, 2018 and 2017, we excluded seven redevelopment properties and the recently completed Northdale Promenade, Burnt Store Marketplace, and Parkside Town Commons - Phase II from the same property pool that met these criteria and were owned in both comparable periods.

The following table reflects Same Property NOI and a reconciliation to net income attributable to common shareholders for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in thousands)	2018	2017	% Change
Number of properties for the quarter[1]	102	102

Leased percentage at period end	94.6%	95.1%
Economic Occupancy percentage[2]	93.3%	94.0%

Same Property NOI[3]	$53,623	$52,843	1.5%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$53,623	$52,843
Net operating income - non-same activity[4]	11,554	13,987
Other income (expense), net	1,234	(107)
General, administrative and other	(5,945)	(5,470)
Impairment charge	(24,070)	(7,411)
Depreciation and amortization expense	(38,556)	(45,830)
Interest expense	(16,337)	(16,445)
Gains on sales of operating properties	500	8,870
Net loss (income) attributable to noncontrolling interests	80	(432)
Net income attributable to common shareholders	$(17,917)	$5

____________________
1
Same Property NOI excludes seven properties in redevelopment, the recently completed Northdale Promenade, Burnt Store Marketplace, and Parkside Town Commons - Phase II, as well as office properties (Thirty South Meridian and Eddy Street Commons).

2
Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.

3
Same Property NOI excludes net gains from outlot sales, straight-line rent revenue, lease termination fees, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any.

4	Includes non-cash activity across the portfolio as well as net operating income from properties not included in the same property pool.

Our Same Property NOI increased 1.5% for the three months ended March 31, 2018 compared to the same periods of the prior year. This increase was primarily due to increases in rental rates driven by increased shop leasing activity. This increase was partially offset by a decline in economic occupancy from recent anchor vacancies.

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

We continue to focus on a balanced approach to growth, enhancing our liquidity positions, reducing our borrowing costs and staggering debt maturities in order to retain our financial flexibility.

As of March 31, 2018, we had approximately $393.2 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $28.8 million in cash and cash equivalents as of March 31, 2018.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of March 31, 2018.

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

In the future, we will continue to monitor the capital markets and may consider raising additional capital through the issuance of our common shares, preferred shares or other securities. We may also raise capital by disposing of properties, land parcels or other assets.  The sale price may differ from our carrying value at the time of sale.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of March 31, 2018, we had $4.3 million of secured debt scheduled to mature prior to December 31, 2018, excluding scheduled monthly principal payments. We believe we have sufficient liquidity to repay these obligations from current resources and our capacity for future borrowings under the unsecured revolving credit facility.

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

In February 2018, our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the first quarter of 2018. This distribution was paid on April 13, 2018 to common shareholders and Common Unit holders of record as of April 6, 2018. Future distributions, if any, are at the discretion of the Board of Trustees.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the three months ended March 31, 2018, we incurred $0.7 million of costs for recurring capital expenditures on operating properties and also incurred $3.2 million of costs for tenant improvements and external leasing commissions (excluding development and redevelopment properties). We currently anticipate incurring approximately $14 million to $16 million of additional major tenant improvements and renovation costs within the next 12 months at a number of our operating properties.

We received notice from one of our joint venture partners exercising their right to redeem $22.0 million of their noncontrolling interests. We are required to fund the redemption using cash prior to November 8, 2018. See further discussion in Note 2 to the consolidated financial statements.

As of March 31, 2018, we had two development projects under construction.  Our share of the total estimated cost of these projects is approximately $22.3 million, of which $11.3 million had been incurred as of March 31, 2018.  We anticipate incurring the majority of the remaining $11.3 million of costs over the next 12 to 18 months.  We believe we have sufficient financing in place to fund these projects and expect to do so through cash flow from operations, borrowings on project-specific construction loan, or borrowings on our unsecured revolving credit facility.

We have six properties in our 3-R initiative that are currently under construction. Total estimated costs of this construction are expected to be in the range of $61.5 million to $66.5 million and are expected to be incurred through the end of 2018. We expect to be able to fund the majority of these costs from operating cash flows.

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

Capital Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the three months ended March 31, 2018:

Three Months Ended
($ in thousands)	March 31, 2018
Development Projects	$348
Under Construction 3-R Projects	6,597
3-R Opportunities	1,514
Recently completed developments/redevelopments and other[1]	5,663
Recurring operating capital expenditures (primarily tenant improvement payments)	3,948
Total	$18,070

____________________
1	This classification includes Parkside Town Commons - Phase II, Holly Springs Towne Center - Phase II, and Burnt Store Marketplace.

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of less than $0.1 million for the three months ended March 31, 2018.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of March 31, 2018:

($ in thousands)	Scheduled Principal Payments	Term Maturity[1]	Total
2018	$4,106	$4,254	$8,360
2019	5,974	—	5,974
2020	5,919	42,339	48,258
2021	4,625	406,475	411,100
2022	1,113	405,208	406,321
Thereafter	7,236	765,040	772,276
	$28,973	$1,623,316	$1,652,289
Unamortized net debt premiums and issuance costs, net			(1,742)
Total			$1,650,547

____________________
1	This presentation reflects the Company's exercise of its option to extend the maturity date by one year to July 28, 2021 for the Company's unsecured credit facility.

Failure to comply with our obligations under our indebtedness agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such debt, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.  In addition, certain of our variable rate loans contain cross-default provisions which provide that a violation by us of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under our indebtedness agreements if we fail to satisfy these financial covenants.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in Kite Realty Group Trust's Annual Report on Form 10-K for the year ended December 31, 2017 for more information related to the risks associated with our indebtedness.

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of March 31, 2018.

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

Cash Flows

As of March 31, 2018, we had cash, cash equivalents, and restricted cash on hand of $38.5 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Cash provided by operating activities was $36.3 million for each of the three months ended March 31, 2018 and 2017.  The cash flows were positively impacted from the completion of several 3-R projects and improved shop occupancy. These increases were offset by a decrease in cash provided by operating activities due to our 2017 and 2018 property sales and higher anchor vacancy.

Cash provided by investing activities was $46.4 million for the three months ended March 31, 2018, as compared to cash provided by investing activities of $1.3 million in the same period of 2017.  Highlights of significant cash sources and uses in investing activities are as follows:

•
Net proceeds of $61.6 million related to the sale of Trussville Promenade and Memorial Commons in the first quarter of 2018, compared to net proceeds of $22.8 million over the same period in 2017, which related to the sale of Cove Center;

•
Decrease in capital expenditures of $5.8 million and an increase in construction payables of $2.8 million.  In 2017, we substantially completed Parkside Towne Commons - Phase II, the expansion of Holly Springs Towne Center - Phase II, and multiple other redevelopment properties.

Cash used in financing activities was $76.3 million for the three months ended March 31, 2018, compared to cash used in financing activities of $34.2 million in the same period of 2017.  Highlights of significant cash sources and uses in financing activities during the first nine months of 2017 are as follows:

•	We retired the $33.3 million loan secured by our Perimeter Woods operating property using a draw on the unsecured revolving credit facility;

•	We borrowed $19.6 million on the unsecured revolving credit facility to fund development activities, redevelopment activities, and tenant improvement costs;

•	We used the $63.0 million proceeds from the sale of two operating properties to pay down the unsecured revolving credit facility; and

•	We made distributions to common shareholders and Common Unit holders of $27.5 million.

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

Our calculations of FFO1 and reconciliation to consolidated net income for the three months ended March 31, 2018 and 2017 (unaudited) are as follows:

($ in thousands)	Three Months Ended March 31,
	2018	2017
Consolidated net (loss) income	$(17,997)	$437
Less: net income attributable to noncontrolling interests in properties	(351)	(432)
Less: gains on sales of operating properties	(500)	(8,870)
Add: impairment charge	24,070	7,411
Add: depreciation and amortization of consolidated entities, net of noncontrolling interests	38,278	45,366
FFO of the Operating Partnership[1]	43,500	43,912
Less: Limited Partners' interests in FFO	(1,022)	(989)
Funds From Operations attributable to Kite Realty Group Trust common shareholders[1]	$42,478	$42,923

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

($ in thousands)	Three Months Ended March 31, 2018
Consolidated net loss	$(17,997)
Adjustments to net income
Depreciation and amortization	38,556
Interest expense	16,337
Impairment charge	24,070
Income tax benefit of taxable REIT subsidiary	(23)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	60,943
Adjustments to EBITDA:
Unconsolidated EBITDA	34
Gain on sale of operating property	(500)
Pro-forma adjustments[3]	(903)
Other income and expense, net	151
Noncontrolling interest	(351)
Adjusted EBITDA	59,374

Annualized Adjusted EBITDA[1]	$237,496

Company share of net debt:
Mortgage and other indebtedness	1,650,547
Less: Partner share of consolidated joint venture debt[2]	(13,373)
Less: Cash, cash equivalents, and restricted cash	(38,548)
Plus: Company Share of Unconsolidated Joint Venture Debt	4,168
Plus: Net debt premiums and issuance costs, net	1,742
Company Share of Net Debt	1,604,536
Net Debt to Adjusted EBITDA	6.76x

____________________
1	Represents Adjusted EBITDA for the three months ended March 31, 2018 (as shown in the table above) multiplied by four.
2
Partner share of consolidated joint venture debt is calculated based upon the partner's pro-rata ownership of the joint venture, multiplied by the related secured debt balance. In all cases, this debt is the responsibility of the consolidated joint venture.

3	Relates to current quarter GAAP operating income, annualized, for properties sold during the quarter.

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

Contractual Obligations

Except with respect to our debt maturities as discussed on pages 32 and 33, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.7 billion of outstanding consolidated indebtedness as of March 31, 2018 (exclusive of net premiums and issuance costs, net of $1.7 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $385.2 million, with expiration dates through 2021.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.5 billion (89%) and $0.2 billion (11%), respectively, of our total consolidated indebtedness at March 31, 2018.

As of March 31, 2018, we had $4.3 million of fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this hedged debt.  A 100 basis point change in interest rates on our unhedged variable rate debt as of March 31, 2018 would change our annual cash flow by $1.7 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended March 31, 2018, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan ("2013 Plan"). These shares were repurchased by the Company.

The following table summarizes all of these repurchases during the three months ended March 31, 2018:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31	—	—	N/A	N/A
February 1 - February 28	—	$—	N/A	N/A
March 1 - March 31	21,245	15.04	—	N/A
Total	21,245

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

KITE REALTY GROUP TRUST

May 8, 2018	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 8, 2018	By:	/s/ Daniel R. Sink
(Date)		Daniel R. Sink
Chief Financial Officer
(Principal Financial Officer)