Form 10-Q
period 2018-06-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2018-08-08
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
The number of Common Shares of Kite Realty Group Trust outstanding as of August 3, 2018 was 83,668,907 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of June 30, 2018 owned approximately 97.6% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.4% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets:
Investment properties, at cost	$3,753,966	$3,957,884
Less: accumulated depreciation	(677,124)	(664,614)
	3,076,842	3,293,270

Cash and cash equivalents	32,384	24,082
Tenant and other receivables, including accrued straight-line rent of $31,164 and $31,747 respectively, net of allowance for uncollectible accounts	53,109	58,328
Restricted cash and escrow deposits	10,948	8,094
Deferred costs and intangibles, net	100,809	112,359
Prepaid and other assets	14,232	12,465
Investments in unconsolidated subsidiaries	13,873	3,900
Total Assets	$3,302,197	$3,512,498

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,565,429	$1,699,239
Accounts payable and accrued expenses	101,180	78,482
Deferred revenue and intangibles, net and other liabilities	87,338	96,564
Total Liabilities	1,753,947	1,874,285
Commitments and contingencies	—	—
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	48,120	72,104
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,672,700 and 83,606,068 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	837	836
Additional paid in capital	2,075,191	2,071,418
Accumulated other comprehensive income	5,649	2,990
Accumulated deficit	(582,245)	(509,833)
Total Kite Realty Group Trust Shareholders' Equity	1,499,432	1,565,411
Noncontrolling Interest	698	698
Total Equity	1,500,130	1,566,109
Total Liabilities and Shareholders' Equity	$3,302,197	$3,512,498

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue:
Minimum rent	$68,182	$68,395	$137,147	$137,341
Tenant reimbursements	17,664	18,521	36,036	37,091
Other property related revenue	4,927	5,733	5,991	8,330
Fee income	963	—	2,325	—
Total revenue	91,736	92,649	181,499	182,762
Expenses:
Property operating	12,621	12,139	25,091	25,091
Real estate taxes	10,392	11,228	21,146	21,559
General, administrative, and other	5,553	5,488	11,499	10,958
Depreciation and amortization	40,451	42,710	79,006	88,540
Impairment charges	14,777	—	38,847	7,411
Total expenses	83,794	71,565	175,589	153,559
Operating income	7,942	21,084	5,910	29,203
Interest expense	(16,746)	(16,433)	(33,084)	(32,878)
Income tax benefit (expense) of taxable REIT subsidiary	28	(3)	51	30
Other expense, net	(115)	(80)	(265)	(219)
(Loss) income from continuing operations	(8,891)	4,568	(27,388)	(3,864)
Gains on sales of operating properties	7,829	6,290	8,329	15,160
Net (loss) income	(1,062)	10,858	(19,059)	11,296
Net income attributable to noncontrolling interests	(304)	(678)	(225)	(1,110)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(1,366)	$10,180	$(19,284)	$10,186

(Loss) income per common share - basic and diluted	$(0.02)	$0.12	$(0.23)	$0.12

Weighted average common shares outstanding - basic	83,672,896	83,585,736	83,651,402	83,575,587
Weighted average common shares outstanding - diluted	83,672,896	83,652,627	83,651,402	83,640,327

Cash dividends declared per common share	$0.3175	$0.3025	$0.6350	$0.6050

Net (loss) income	$(1,062)	$10,858	$(19,059)	$11,296
Change in fair value of derivatives	514	(420)	2,727	1,076
Total comprehensive income (loss)	(548)	10,438	(16,332)	12,372
Comprehensive income attributable to noncontrolling interests	(316)	(668)	(293)	(1,134)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(864)	$9,770	$(16,625)	$11,238

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2017	83,606,068	$836	$2,071,418	$2,990	$(509,833)	$1,565,411
Stock compensation activity	66,632	1	3,350	—	—	3,351
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	2,659	—	2,659
Distributions declared to common shareholders	—	—	—	—	(53,128)	(53,128)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(19,284)	(19,284)
Adjustment to redeemable noncontrolling interests	—	—	423	—	—	423
Balances, June 30, 2018	83,672,700	$837	$2,075,191	$5,649	$(582,245)	$1,499,432

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Consolidated net (loss) income	$(19,059)	$11,296
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Straight-line rent	(1,562)	(2,420)
Depreciation and amortization	80,565	89,749
Gains on sales of operating properties	(8,329)	(15,160)
Impairment charge	38,847	7,411
Provision for credit losses	1,164	1,790
Compensation expense for equity awards	3,021	3,122
Amortization of debt fair value adjustment	(1,536)	(1,486)
Amortization of in-place lease liabilities, net	(4,641)	(1,800)
Changes in assets and liabilities:
Tenant receivables and other	3,198	(1,606)
Deferred costs and other assets	(6,615)	(6,028)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(3,016)	(2,688)
Net cash provided by operating activities	82,037	82,180
Cash flows from investing activities:
Capital expenditures, net	(34,600)	(36,349)
Net proceeds from sales of operating properties	161,499	76,076
Investment in unconsolidated subsidiaries	(9,973)	—
Change in construction payables	1,209	(1,598)
Net cash provided by investing activities	118,135	38,129
Cash flows from financing activities:
Proceeds from issuance of common shares, net	34	—
Repurchases of common shares upon the vesting of restricted shares	(319)	(780)
Acquisition of partner's interest in Fishers Station operating property	—	(3,750)
Loan proceeds	112,869	54,200
Loan transaction costs	(2,597)	—
Loan payments and related financing escrows	(243,913)	(109,933)
Distributions paid – common shareholders	(53,112)	(50,553)
Distributions paid – redeemable noncontrolling interests	(1,978)	(2,053)
Net cash used in financing activities	(189,016)	(112,869)
Net change in cash, cash equivalents, and restricted cash	11,156	7,440
Cash, cash equivalents, and restricted cash beginning of period	32,176	28,912
Cash, cash equivalents, and restricted cash end of period	$43,332	$36,352

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	June 30, 2018	December 31, 2017
Assets:
Investment properties, at cost	$3,753,966	$3,957,884
Less: accumulated depreciation	(677,124)	(664,614)
	3,076,842	3,293,270

Cash and cash equivalents	32,384	24,082
Tenant and other receivables, including accrued straight-line rent of $31,164 and $31,747 respectively, net of allowance for uncollectible accounts	53,109	58,328
Restricted cash and escrow deposits	10,948	8,094
Deferred costs and intangibles, net	100,809	112,359
Prepaid and other assets	14,232	12,465
Investments in unconsolidated subsidiaries	13,873	3,900
Total Assets	$3,302,197	$3,512,498

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,565,429	$1,699,239
Accounts payable and accrued expenses	101,180	78,482
Deferred revenue and intangibles, net and other liabilities	87,338	96,564
Total Liabilities	1,753,947	1,874,285
Commitments and contingencies	—	—
Redeemable Limited Partners’ and other redeemable noncontrolling interests	48,120	72,104
Partners Equity:
Parent Company:
Common equity, 83,672,700 and 83,606,068 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,493,783	1,562,421
Accumulated other comprehensive income	5,649	2,990
Total Partners Equity	1,499,432	1,565,411
Noncontrolling Interests	698	698
Total Equity	1,500,130	1,566,109
Total Liabilities and Equity	$3,302,197	$3,512,498

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue:
Minimum rent	$68,182	$68,395	$137,147	$137,341
Tenant reimbursements	17,664	18,521	36,036	37,091
Other property related revenue	4,927	5,733	5,991	8,330
Fee income	963	—	2,325	—
Total revenue	91,736	92,649	181,499	182,762
Expenses:
Property operating	12,621	12,139	25,091	25,091
Real estate taxes	10,392	11,228	21,146	21,559
General, administrative, and other	5,553	5,488	11,499	10,958
Depreciation and amortization	40,451	42,710	79,006	88,540
Impairment charges	14,777	—	38,847	7,411
Total expenses	83,794	71,565	175,589	153,559
Operating income	7,942	21,084	5,910	29,203
Interest expense	(16,746)	(16,433)	(33,084)	(32,878)
Income tax benefit (expense) of taxable REIT subsidiary	28	(3)	51	30
Other expense, net	(115)	(80)	(265)	(219)
(Loss) income from continuing operations	(8,891)	4,568	(27,388)	(3,864)
Gains on sales of operating properties	7,829	6,290	8,329	15,160
Consolidated net (loss) income	(1,062)	10,858	(19,059)	11,296
Net income attributable to noncontrolling interests	(343)	(438)	(695)	(870)
Net (loss) income attributable to common unitholders	$(1,405)	$10,420	$(19,754)	$10,426

Allocation of net (loss) income:
Limited Partners	$(39)	$240	$(470)	$240
Parent Company	(1,366)	10,180	(19,284)	10,186
	$(1,405)	$10,420	$(19,754)	$10,426

Net (loss) income per unit - basic & diluted	$(0.02)	$0.12	$(0.23)	$0.12

Weighted average common units outstanding - basic	85,739,745	85,572,566	85,691,306	85,551,356
Weighted average common units outstanding - diluted	85,739,745	85,639,457	85,691,306	85,616,096

Distributions declared per common unit	$0.3175	$0.3025	$0.6350	$0.6050

Consolidated net (loss) income	$(1,062)	$10,858	$(19,059)	$11,296
Change in fair value of derivatives	514	(420)	2,727	1,076
Total comprehensive income (loss)	(548)	10,438	(16,332)	12,372
Comprehensive income attributable to noncontrolling interests	(343)	(438)	(695)	(870)
Comprehensive (loss) income attributable to common unitholders	$(891)	$10,000	$(17,027)	$11,502

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income
Balances, December 31, 2017	$1,562,421	$2,990	$1,565,411
Stock compensation activity	3,351	—	3,351
Other comprehensive income attributable to Parent Company	—	2,659	2,659
Distributions declared to Parent Company	(53,128)	—	(53,128)
Net loss	(19,284)	—	(19,284)
Adjustment to redeemable noncontrolling interests	423	—	423
Balances, June 30, 2018	$1,493,783	$5,649	$1,499,432

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Consolidated net (loss) income	$(19,059)	$11,296
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Straight-line rent	(1,562)	(2,420)
Depreciation and amortization	80,565	89,749
Gains on sales of operating properties	(8,329)	(15,160)
Impairment charge	38,847	7,411
Provision for credit losses	1,164	1,790
Compensation expense for equity awards	3,021	3,122
Amortization of debt fair value adjustment	(1,536)	(1,486)
Amortization of in-place lease liabilities, net	(4,641)	(1,800)
Changes in assets and liabilities:
Tenant receivables and other	3,198	(1,606)
Deferred costs and other assets	(6,615)	(6,028)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(3,016)	(2,688)
Net cash provided by operating activities	82,037	82,180
Cash flows from investing activities:
Capital expenditures, net	(34,600)	(36,349)
Net proceeds from sales of operating properties	161,499	76,076
Investment in unconsolidated subsidiaries	(9,973)	—
Change in construction payables	1,209	(1,598)
Net cash provided by investing activities	118,135	38,129
Cash flows from financing activities:
Contributions from the General Partner	34	—
Repurchases of common shares upon the vesting of restricted shares	(319)	(780)
Acquisition of partner's interest in Fishers Station operating property	—	(3,750)
Loan proceeds	112,869	54,200
Loan transaction costs	(2,597)	—
Loan payments and related financing escrows	(243,913)	(109,933)
Distributions paid – common unitholders	(53,112)	(50,553)
Distributions paid – redeemable noncontrolling interests	(1,978)	(2,053)
Net cash used in financing activities	(189,016)	(112,869)
Net change in cash, cash equivalents, and restricted cash	11,156	7,440
Cash, cash equivalents, and restricted cash beginning of period	32,176	28,912
Cash, cash equivalents, and restricted cash end of period	$43,332	$36,352

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2018
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

The Parent Company is the sole general partner of the Operating Partnership, and as of June 30, 2018 owned approximately 97.6% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.4% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At June 30, 2018, we owned interests in 115 operating and redevelopment properties totaling approximately 22.5 million square feet. We also owned two development projects under construction as of this date. Of the 115 properties, 112 are consolidated in these financial statements and the remaining three are accounted for under the equity method.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2017.

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

Components of Investment Properties

The composition of the Company’s investment properties as of June 30, 2018 and December 31, 2017 was as follows:

	Balance at
	June 30, 2018	December 31, 2017
Investment properties, at cost:
Land, buildings and improvements	$3,670,110	$3,873,149
Furniture, equipment and other	9,022	8,453
Land held for development	31,142	31,142
Construction in progress	43,692	45,140
	$3,753,966	$3,957,884

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of June 30, 2018, we owned investments in three consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $205.8 million, which were secured by assets of the VIEs totaling $441.9 million.  The Operating Partnership guarantees the debts of these VIEs.

On June 29, 2018, the Company formed a joint venture involving TH Real Estate (the "TH Real Estate joint venture"). The Company sold three properties to the joint venture valued in the aggregate at $99.8 million and, after considering third party debt obtained by the venture upon formation, the Company contributed $10.0 million for a 20% noncontrolling ownership interest in the venture. The Company will serve as the operating member responsible for day-to-day management of the properties and will receive property management and leasing fees. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company is accounting for the joint venture on the equity method as it has the ability to exercise influence, but not control over operating and financial policies.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
Noncontrolling interests balance January 1	$698	$692
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	—	6
Noncontrolling interests balance at June 30	$698	$698

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At June 30, 2018, the redemption value of the redeemable noncontrolling interests did not exceed the historical book value, and the balance was accordingly adjusted to historical book value. At December 31, 2017, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three and six months ended June 30, 2018 and 2017, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Parent Company’s weighted average basic interest in Operating Partnership	97.6%	97.7%	97.6%	97.7%
Limited partners' weighted average basic interests in Operating Partnership	2.4%	2.3%	2.4%	2.3%

At June 30, 2018, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.6% and 2.4%. At December 31, 2017, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3%.

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

There were 2,066,849 and 1,974,830 Limited Partner Units outstanding as of June 30, 2018 and December 31, 2017, respectively. The increase in Limited Partner Units outstanding from December 31, 2017 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

Redeemable Noncontrolling Interests - Subsidiaries

Prior to the merger with Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties.  The Class B units related to two of these three joint ventures remain outstanding and are accounted for as noncontrolling interests in these properties.  The Class B units related to the Territory Portfolio joint venture became redeemable at the respective partner’s election in March 2017 and are discussed further below. The remaining Class B units relate to our Crossing at Killingly Commons joint venture will become redeemable at the partner's election in October 2022 and the fulfillment of certain redemption criteria.  Beginning in November 2022, the Class B units can be redeemed at the election of either of our partner or us for cash or Limited Partner Units in the Operating Partnership.  None of the issued Class B units have a maturity date, and none are mandatorily redeemable unless either party has elected for the units to be redeemed. We consolidate these joint ventures because we control the decision making of each of the joint ventures and our joint venture partners have limited protective rights.

In February 2018, we received notice from our partners in the Territory Portfolio joint venture of their intent to exercise their right to redeem their remaining $22.0 million of Class B units for cash. The amount that will be redeemed was reclassified from Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests to accounts payable and accrued expenses in the consolidated balance sheets. The Company redeemed $10 million of the interest on August 7, 2018. The Company can determine the timing of the closing for the redemption for the remainder of the interest, but it must occur before November 8, 2018.

We classify the remainder of the redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of both June 30, 2018 and December 31, 2017, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
Redeemable noncontrolling interests balance January 1	$72,104	$88,165
Net income allocable to redeemable noncontrolling interests	225	1,105
Distributions declared to redeemable noncontrolling interests	(2,008)	(2,066)
Liability reclassification due to exercise of redemption option by joint venture partner	(22,461)	(8,261)
Other, net, including adjustments to redemption value	260	(5,892)
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at June 30	$48,120	$73,051

Limited partners' interests in Operating Partnership	$38,050	$40,520
Other redeemable noncontrolling interests in certain subsidiaries	10,070	32,531
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at June 30	$48,120	$73,051

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

During the six months ended June 30, 2018, we sold our Trussville Promenade operating property in Birmingham, Alabama and our Memorial Commons operating property in Goldsboro, North Carolina in all cash transactions with no continuing future involvement. The gains recognized were less than 1% of our total revenue for the six months ended June 30, 2018. As we do not have any continuing involvement in the operations of the operating properties, there was not a change in the accounting for the sales.

In addition, we sold a controlling interest in three operating properties to a newly formed joint venture involving TH Real Estate. The Company calculated the gain in accordance with ASC 606 and ASC 610-20 that requires full gain recognition upon deconsolidation of a nonfinancial asset. The properties were sold for an agreed upon value of $99.8 million. Net proceeds from the sale were $89.0 million and a net gain of $7.8 million was recorded as a result of the sale. The Company contributed $10.0 million for a 20% ownership interest in the joint venture.

On January 1, 2018 we adopted ASU 2016-15, Statement of Cash Flows (Topic 230), and ASU 2016-18, Restricted Cash, using a retrospective transition approach, which changed our statements of cash flows and related disclosures for all periods presented. ASU 2016-15 is intended to reduce diversity in practice with respect to how certain transactions are classified in the statement of cash flows and its adoption had no impact on our financial statements. ASU 2016-18 requires that a statement of cash flows explain the change during the period in total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	32,384	27,635
Restricted cash	10,948	8,717
Total cash, cash equivalents, and restricted cash	43,332	36,352

For the six months ended June 30, 2017, restricted cash related to cash flows provided by operating activities of $1.1 million and restricted cash related to cash flows provided by investing activities of $1.4 million were reclassified. Restricted cash primarily relates to cash held in escrows for payments of real estate taxes and property reserves for maintenance, insurance, or tenant improvements as required by our mortgage loans.

New Standards Issued but Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making certain changes to lessor accounting, including the accounting for sales-type and direct financing leases. ASU 2016-02 will be effective for annual and interim reporting periods beginning on or after December 15, 2018, with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Because of the adoption of ASU 2016-02, we expect common area maintenance reimbursements that are of a fixed nature to be recognized on a straight-line basis over the term of the lease as these tenant reimbursements will be considered a non-lease component and will be subject to ASU 2014-09. We also expect to recognize right of use assets on our balance sheet related to certain ground leases where we are the lessee. Upon adoption of the standard, we anticipate recognizing a right of use asset currently estimated to be between $35 million and $40 million. In addition to evaluating the impact of adopting the new accounting standard on our consolidated financial statements, we are evaluating our existing lease contracts, our current and future information system capabilities, and other variables.

In July 2018, the FASB amended the new leases standard to approve a new transition method and lessor practical expedient for separating lease and non-lease components. This permits lessors to make an accounting policy election to not separate non-lease components, such as common area maintenance, of a contract from the leases to which they relate when specific criteria are met.

The new leasing standard also amends ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 340-40, incremental costs of obtaining a contract are recognized as an asset if the entity expects to recover them, which will reduce the leasing costs currently capitalized. Upon adoption of the new standard, we expect a reduction in certain capitalized costs and a corresponding increase in general, administrative, and other expense and a decrease in amortization expense on our consolidated statement of operations, but the magnitude of that change is dependent upon certain variables currently under evaluation.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units granted under our Outperformance Incentive Compensation Plan ("Outperformance Plan"); and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Approximately 2.0 million weighted average Limited Partner Units were outstanding for both the six months ended June 30, 2018 and 2017.

Approximately 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit for the three and six months ended June 30, 2017, respectively because their impact was not dilutive. Due to the net loss allocable to common shareholders and Common Unit holders for the three and six months ended June 30, 2018, no securities had a dilutive impact for this period.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(5,249)	$544,751
Unsecured revolving credit facility	9,100	—	(4,248)	4,852
Unsecured term loans	400,000	—	(1,481)	398,519
Mortgage notes payable - fixed rate	536,806	7,660	(685)	543,781
Mortgage notes payable - variable rate	73,830	—	(304)	73,526
Total mortgage and other indebtedness	$1,569,736	$7,660	$(11,967)	$1,565,429

	As of December 31, 2017
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(5,599)	$544,401
Unsecured revolving credit facility	60,100	—	(1,895)	58,205
Unsecured term loans	400,000	—	(1,759)	398,241
Mortgage notes payable - fixed rate	576,927	9,196	(755)	585,368
Mortgage notes payable - variable rate	113,623	—	(599)	113,024
Total mortgage and other indebtedness	$1,700,650	$9,196	$(10,607)	$1,699,239

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of June 30, 2018, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (Years)
Fixed rate Debt [1]	$1,465,330	93%	4.10%	5.3
Variable Rate Debt	104,406	7%	3.55%	3.7
Net debt premiums and issuance costs, net	(4,307)	N/A	N/A	N/A
	$1,565,429	100%	4.08%	5.2

____________________
1
Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of June 30, 2018, $378.5 million in variable rate debt is hedged for a weighted average 2.8 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases, and is generally due in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness are based on LIBOR plus spreads ranging from 130 to 160 basis points.  At June 30, 2018, the one-month LIBOR interest rate was 2.09%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 6.78%.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include amortization of debt issuance costs as a component of interest expense as follows:

	Six Months Ended June 30,
	2018	2017
Amortization of debt issuance costs	$1,558	$1,350

Unsecured Revolving Credit Facility and Unsecured Term Loans

On April 24, 2018, the Company and Operating Partnership entered into the First Amendment (the “Amendment”) to the Fifth Amended and Restated Credit Agreement (the “Existing Credit Agreement,” and as amended by the Amendment, the “Amended Credit Agreement”), dated as of July 28, 2016, by and among the Operating Partnership, as borrower, the Company, as guarantor (pursuant to a springing guaranty, dated as of July 28, 2016), KeyBank National Association, as administrative agent, and the other lenders party thereto.     The Amendment increases (i) the aggregate principal amount available under the unsecured revolving credit facility (the “Revolving Facility”) from $500 million to $600 million, (ii) the amount of the letter of credit issuances the Operating Partnership may utilize under the Revolving Facility from $50 million to $60 million, and (iii) swingline loan capacity from $50 million to $60 million in same day borrowings.  Under the Amended Credit Agreement, the Operating Partnership has the option to increase the Revolving Facility to $1.2 billion (increased from $1 billion under the Existing Credit Agreement) upon the Operating Partnership’s request, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Amended Credit Agreement, to provide such increased amounts.

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

As of June 30, 2018, $9.1 million was outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $4.1 million, against which no amounts were advanced as of June 30, 2018.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of June 30, 2018, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.4 billion. Considering outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $459.1 million available under our Credit Facility for future borrowings as of June 30, 2018.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of June 30, 2018, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of June 30, 2018, we were in compliance with all such covenants.

Other Debt Activity

For the six months ended June 30, 2018, we had total new borrowings of $112.9 million and total repayments of $243.9 million.  In addition to the items mentioned above, the remaining components of this activity were as follows:

•	We retired the $33.3 million loan secured by our Perimeter Woods operating property through a draw on our Credit Facility;

•	We retired the $33.0 million loan secured by our Killingly Commons operating property through a draw on our Credit Facility;

•	We retired the $4.3 million loan secured by our Whitehall Pike operating property and the $6.4 million loan secured by our Fishers Station redevelopment property utilizing cash flow from operations;

•	We borrowed $39.1 million on the Credit Facility to fund development activities, redevelopment activities, tenant improvement costs, and other working capital needs;

•	We used the $89.0 million of net proceeds from the formation of the TH Real Estate joint venture to pay down the Credit Facility;

•	We used the $63.0 million of net proceeds from the sale of two operating properties to pay down the Credit Facility; and

•	We made scheduled principal payments on indebtedness totaling $2.9 million.

Fair Value of Fixed and Variable Rate Debt

As of June 30, 2018, the estimated fair value of our fixed rate debt was $1.1 billion compared to the book value of $1.1 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 4.21% to 4.69%.  As of June 30, 2018, the fair value of variable rate debt was $482.8 million compared to the book value of $482.9 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.71% to 4.32%.

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

As of June 30, 2018, we were party to various cash flow derivative agreements with notional amounts totaling $378.5 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2021.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.55%.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of June 30, 2018 and December 31, 2017, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of June 30, 2018, the estimated fair value of our interest rate derivatives represented a net asset of $5.6 million.  As of June 30, 2018, $5.7 million was reflected in prepaid and other assets and $0.1 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2017, the estimated fair value of our interest rate hedges was a net asset of $2.4 million, including accrued interest of $0.1 million.  As of December 31, 2017, $3.1 million was reflected in prepaid and other assets and $0.7 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $0.1 million was reclassified as an increase to earnings during the six months ended June 30, 2018, and $1.7 million was reclassified as a reduction to earnings during the six months ended June 30, 2017. As the interest payments on our hedges are made over the next 12 months, we estimate the decrease to interest expense to be $2.3 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.3175 per share for the second quarter of 2018 to common shareholders and Common Unit holders of record as of July 6, 2018. The distribution was paid on July 13, 2018.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At June 30, 2018 and December 31, 2017, deferred costs consisted of the following:

	June 30, 2018	December 31, 2017
Acquired lease intangible assets	$90,105	$107,668
Deferred leasing costs and other	68,491	68,335
	158,596	176,003
Less—accumulated amortization	(57,787)	(63,644)
Total	$100,809	$112,359

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

	Six Months Ended June 30,
	2018	2017
Amortization of deferred leasing costs, lease intangibles and other	$10,290	$12,113
Amortization of above market lease intangibles	1,457	2,199

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

At June 30, 2018 and December 31, 2017, deferred revenue, intangibles, net and other liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Unamortized below market lease liabilities	$73,653	$83,117
Retainage payables and other	4,051	3,954
Tenant rent payments received in advance	9,634	9,493
Total	$87,338	$96,564

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $6.1 million and $4.0 million for the six months ended June 30, 2018 and 2017, respectively.

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

In connection with the joint venture formed for the development of the Embassy Suites at the University of Notre Dame, we provided a repayment guaranty on a $33.8 million construction loan, of which our share is $11.8 million. The outstanding loan balance as of June 30, 2018 is $22.2 million and our share is $7.8 million.

As of June 30, 2018, we had outstanding letters of credit totaling $4.1 million.  At that date, there were no amounts advanced against these instruments.

Note 10. Disposals of Operating Properties and Recording of Impairment Charges

During the three months ended June 30, 2018, we contributed our Livingston Shopping Center, Plaza Volente, and Tamiami Crossing operating properties to the TH Real Estate joint venture (see Note 2) for an agreed upon value of $99.8 million in exchange for a 20% ownership interest and $89.0 million in net proceeds that resulted in a net gain of $7.8 million.

The Company calculated the gain in accordance with ASC 606 and ASC 610-20 that require full gain recognition upon deconsolidation of a nonfinancial asset. This gain was calculated as the fair value of the properties (based upon the sales price for the 80% of interests) less the aggregate carrying value. The retained 20% equity method investment was recorded at fair value as of the transaction date of June 29, 2018, or $10.0 million. Our share of income from this investment was not material to the period ended June 30, 2018.

As of June 30, 2018, in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q, we evaluated two properties for impairment and recorded a $14.8 million impairment charge due to changes during the quarter in facts and circumstances underlying the Company's expected future hold period of these properties. A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of these properties. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of these assets, leading to the charge during the quarter. We estimated the fair value using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the estimated aggregate fair value of $30.4 million to the carrying values, which resulted in the recording of a non-cash impairment charge of $14.8 million for the three months ended June 30, 2018.

During the three months ended March 31, 2018, we sold our Trussville Promenade operating property in Birmingham, Alabama, and our Memorial Commons operating property in Goldsboro, North Carolina, for aggregate gross proceeds of $63.0 million and a net gain of $0.5 million.

During the three months ended June 30, 2017, we sold our Clay Marketplace operating property in Birmingham, Alabama, our Shops at Village Walk operating property in Fort Myers, Florida, and our Wheatland Towne Crossing operating property in Dallas, Texas for aggregate gross proceeds of $54.6 million and a net gain of $6.3 million

During the three months ended March 31, 2017, we sold our Cove Center operating property in Stuart, Florida, for gross proceeds of $23.1 million and a net gain of $8.9 million.

As of March 31, 2018, in connection with the preparation and review of the financial statements, we evaluated an operating property for impairment and recorded a $24.1 million impairment charge due to changes during the quarter in facts and circumstances underlying the Company’s expected future hold period of this property.  A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of this property. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of a certain asset, leading to the charge during the quarter. We estimated the fair value of the property to be $24.3 million using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the estimated fair value to the carrying value, which resulted in the recording of a non-cash impairment charge of $24.1 million for the three months ended March 31, 2018. This property was contributed to the TH Real Estate joint venture.

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

At June 30, 2018, we owned interests in 115 operating and redevelopment properties totaling approximately 22.5 million square feet. We also owned two development projects under construction as of this date.

At June 30, 2017, we owned interests in 117 operating and redevelopment properties totaling approximately 23.1 million square feet. We also owned one development project under construction as of this date.

Current Quarter Activities

Investment Property

We believe that continually evaluating our operating properties for redevelopment and capital recycling opportunities enhances shareholder value and improves long-term values and economic returns. We initiated and advanced a number of these activities during the second quarter of 2018, including the following:

•
TH Real Estate Joint Venture. In June 2018, we formed a joint venture with a fund managed by TH Real Estate (the "TH Real Estate joint venture") to acquire high-quality retail properties. We contributed three properties valued at $99.8 million in exchange for a 20% ownership interest and $89.0 million in net proceeds. These proceeds were utilized to reduce outstanding debt.

•
Under Construction Redevelopment, Reposition, and Repurpose (“3-R”) Projects. Our 3-R initiative, which includes a total of eight projects under construction or active evaluation for modification, continued to progress in the second quarter of 2018. There are four projects currently under construction, which have an estimated combined annualized return of approximately 9.5% to 10.5%, with aggregate costs for these projects expected to range from $36.5 million to $40.0 million.

The following significant activities occurred on the 3-R projects during the second quarter of 2018:

◦	Portofino Shopping Center in Houston, Texas – We completed construction of a new Nordstrom Rack, a right-sized Old Navy, and new shop tenants.

◦	City Center in New York City – We completed the construction that reactivated the street retail component of this center, which included new restaurants and enhanced overall shopping experience.

Leasing Activity

During the second quarter of 2018, we executed 81 new and renewal leases totaling 356,896 square feet.  New leases were signed on 32 individual spaces for 123,379 square feet of gross leasable area ("GLA"), while renewal leases were signed on 49 individual spaces for 233,517 square feet of GLA.

For comparable new leases, which are defined as those for which the space was occupied by a tenant within the last 12 months, we achieved a blended rent spread of 10.3% while incurring $7.22 per square foot of incremental capital improvement costs. The Company is making progress on its anchor repositioning efforts including the execution of two new anchor leases during the quarter and a total of four new anchor leases during 2018.

Results of Operations

The comparability of results of operations for the six months ended June 30, 2018 and 2017 is affected by our development, redevelopment and operating property disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Dispositions

Since January 1, 2017, we sold the following operating properties:

Property Name	MSA	Disposition Date	Owned GLA
Cove Center	Stuart, FL	March 2017	155,063
Clay Marketplace	Birmingham, AL	June 2017	63,107
The Shops at Village Walk	Fort Myers, FL	June 2017	78,533
Wheatland Towne Crossing	Dallas, TX	June 2017	194,727
Trussville Promenade	Birmingham, AL	February 2018	463,836
Memorial Commons	Goldsboro, NC	March 2018	111,022
Plaza Volente [1]	Austin, TX	June 2018	156,215
Livingston Shopping Center [1]	Newark, NJ	June 2018	139,559
Tamiami Crossing [1]	Naples, FL	June 2018	121,705

1 The Company has retained a noncontrolling 20% ownership interest in this property.

 Development Activities

The following development property became operational from January 1, 2017 through June 30, 2018:

Property Name	MSA	Transition to Operating Portfolio	Owned GLA
Parkside Town Commons – Phase II	Raleigh, NC	June 2017	291,713

Redevelopment Activities

The following properties were under active redevelopment at various times during the period from January 1, 2017 through June 30, 2018:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Courthouse Shadows[2]	Naples, FL	June 2013	Pending	124,802
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	92,283
City Center [3]	White Plains, NY	December 2015	June 2018	360,880
Fishers Station[2]	Indianapolis, IN	December 2015	Pending	175,229
Beechwood Promenade[2]	Athens, GA	December 2015	Pending	348,815
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Rampart Commons[2]	Las Vegas, NV	March 2016	Pending	79,455
Northdale Promenade[4]	Tampa, FL	March 2016	June 2017	173,862
Burnt Store Marketplace[5]	Punta Gorda, FL	June 2016	March 2018	95,795

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.
3
This property was transitioned to the operating portfolio in the second quarter of 2018; however, it remains excluded from the same property pool because it has not yet been in the operating portfolio four full quarters after the property was transitioned to operations.

4
This property was transitioned to the operating portfolio in the second quarter of 2017; however, it remains excluded from the same property pool because it has not yet been in the operating portfolio four full quarters after the property was transitioned to operations.

5
This property was transitioned to the operating portfolio in the first quarter of 2018; however, it remains excluded from the same property pool because it has not yet been in the operating portfolio four full quarters after the property was transitioned to operations.

Comparison of Operating Results for the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

The following table reflects income statement line items from our consolidated statements of operations for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
($ in thousands)	2018	2017	Net change 2017 to 2018
Revenue:
Rental income (including tenant reimbursements)	$85,846	$86,916	$(1,070)
Other property related revenue	4,927	5,733	(806)
Fee income	963	—	963
Total revenue	91,736	92,649	(913)
Expenses:
Property operating	12,621	12,139	482
Real estate taxes	10,392	11,228	(836)
General, administrative, and other	5,553	5,488	65
Depreciation and amortization	40,451	42,710	(2,259)
Impairment charge	14,777	—	14,777
Total expenses	83,794	71,565	12,229
Operating income	7,942	21,084	(13,142)
Interest expense	(16,746)	(16,433)	(313)
Income tax benefit (expense) of taxable REIT subsidiary	28	(3)	31
Other expense, net	(115)	(80)	(35)
(Loss) income from continuing operations	(8,891)	4,568	(13,459)
Gains on sales of operating properties	7,829	6,290	1,539
Consolidated net (loss) income	(1,062)	10,858	(11,920)
Net income attributable to noncontrolling interests	(304)	(678)	374
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(1,366)	$10,180	$(11,546)

Property operating expense to total revenue ratio	13.8%	13.1%

Rental income (including tenant reimbursements) decreased $1.1 million, or 1.2%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(3,014)
Properties under redevelopment during 2017 and/or 2018	669
Properties fully operational during 2017 and 2018 and other	1,275
Total	$(1,070)

The net increase of $1.3 million in rental income for properties fully operational during 2017 and 2018 is primarily attributable to an accelerated amortization of below market deferred revenue for certain anchor tenants. Contractual rent remained relatively flat quarter over quarter as increases in rental rates and small shop occupancy were offset by decreases in anchor occupancy due to certain anchor bankruptcies since March 31, 2017.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue decreased by $0.8 million, primarily due to lower gains on land sales of $1.9 million partially offset by higher lease termination income of $0.9 million.

The Company generated fee income of $1.0 million during the three months ended June 30, 2018 for development services provided as part of a multi-family development at our Eddy Street Commons operating property.

Property operating expenses increased $0.5 million, or 4.0%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(543)
Properties under redevelopment during 2017 and/or 2018	227
Properties fully operational during 2017 and 2018 and other	798
Total	$482

The net increase of $0.8 million in property operating expenses for properties fully operational during 2017 and 2018 is primarily due to an increase in landscaping, roof maintenance, and snow removal. None of the individual fluctuations were greater than $0.2 million. As a percentage of revenue, property operating expenses increased between periods from 13.1% to 13.8%.

Real estate taxes decreased $0.8 million, or 7.4%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(308)
Properties under redevelopment during 2017 and/or 2018	96
Properties fully operational during 2017 and 2018 and other	(624)
Total	$(836)

The net $0.6 million decrease in real estate taxes for properties fully operational during 2017 and 2018 is primarily due to lower tax assessments and successful appeals in 2018 that reduced real estate tax expense. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.1 million, or 1.2%. The increase is due primarily to higher overhead expenses partially offset by lower personnel costs.

Depreciation and amortization expense decreased $2.3 million, or 5.3%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(1,257)
Properties under redevelopment during 2017 and/or 2018	787
Properties fully operational during 2017 and 2018 and other	(1,789)
Total	$(2,259)

The net decrease of $1.8 million in depreciation and amortization at properties fully operational during 2017 and 2018 is primarily due to accelerated depreciation and amortization on tenant-specific assets caused by tenants vacating prior to their lease expiration in 2017, compared to the same period in 2018.

As of June 30, 2018, in connection with the preparation and review of the financial statements included in this Quarterly Report on Form 10-Q, we evaluated two properties for impairment and recorded a $14.8 million impairment charge due to changes during the quarter in facts and circumstances underlying the Company’s expected future hold period of these properties.  A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of these properties. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of these assets, leading to the charge during the quarter. We estimated the fair value using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the estimated aggregate fair value of $30.4 million to the carrying values, which resulted in the recording of a non-cash impairment charge of $14.8 million for the three months ended June 30, 2018.

Interest expense increased $0.3 million or 1.9%. The increase is primarily due to the accelerated write-off of loan fees related to certain loans that were repaid prior to the maturity dates.

Comparison of Operating Results for the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

The following table reflects income statement line items from our consolidated statements of operations for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
($ in thousands)	2018	2017	Net change 2017 to 2018
Revenue:
Rental income (including tenant reimbursements)	$173,183	$174,432	$(1,249)
Other property related revenue	5,991	8,330	(2,339)
Fee income	2,325	—	2,325
Total revenue	181,499	182,762	(1,263)
Expenses:
Property operating	25,091	25,091	—
Real estate taxes	21,146	21,559	(413)
General, administrative, and other	11,499	10,958	541
Depreciation and amortization	79,006	88,540	(9,534)
Impairment charge	38,847	7,411	31,436
Total expenses	175,589	153,559	22,030
Operating income	5,910	29,203	(23,293)
Interest expense	(33,084)	(32,878)	(206)
Income tax benefit of taxable REIT subsidiary	51	30	21
Other expense, net	(265)	(219)	(46)
(Loss) income from continuing operations	(27,388)	(3,864)	(23,524)
Gains on sales of operating properties	8,329	15,160	(6,831)
Consolidated net (loss) income	(19,059)	11,296	(30,355)
Net income attributable to noncontrolling interests	(225)	(1,110)	885
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(19,284)	$10,186	$(29,470)

Property operating expense to total revenue ratio	13.8%	13.7%

Rental income (including tenant reimbursements) decreased $1.2 million, or 0.7%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(5,391)
Properties under redevelopment during 2017 and/or 2018	1,534
Properties fully operational during 2017 and 2018 and other	2,608
Total	$(1,249)

The net increase of $2.6 million in rental income for properties fully operational during 2017 and 2018 is primarily attributable to an accelerated amortization of below market deferred revenue for certain anchor tenants. Contractual rent remained relatively flat quarter over quarter as increases in rental rates and small shop occupancy were offset by decreases in anchor occupancy due to certain anchor bankruptcies since March 31, 2017.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue decreased by $2.3 million, primarily due to lower gains on land sales of $1.8 million and lower lease termination income of $0.6 million.

The Company generated fee income of $2.3 million during the six months ended June 30, 2018 for development services provided as part of a multi-family development at our Eddy Street Commons operating property.

Property operating expenses were flat year over year due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(980)
Properties under redevelopment during 2017 and/or 2018	599
Properties fully operational during 2017 and 2018 and other	381
Total	$—

The net increase of $0.4 million in property operating expenses for properties fully operational during 2017 and 2018 is primarily due to an increase in recoverable operating expenses of $1.2 million due to higher roof maintenance, landscaping, and snow removal. This increase was partially offset by a reduction in bad debt expense of $0.5 million. As a percentage of revenue, property operating expenses increased between periods from 13.7% to 13.8%.

Real estate taxes decreased $0.4 million, or 1.9%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(622)
Properties under redevelopment during 2017 and/or 2018	141
Properties fully operational during 2017 and 2018 and other	68
Total	$(413)

The net $0.1 million increase in real estate taxes for properties fully operational during 2017 and 2018 is primarily due to lower tax assessments at certain properties offset by higher successful appeals in 2017 compared to 2018 that reduced real estate tax expense. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $0.5 million, or 4.9%. The increase is due primarily to higher personnel and overhead expenses.

Depreciation and amortization expense decreased $9.5 million, or 10.8%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(3,192)
Properties under redevelopment during 2017 and/or 2018	(1,936)
Properties fully operational during 2017 and 2018 and other	(4,406)
Total	$(9,534)

The net decrease of $4.4 million in depreciation and amortization at properties fully operational during 2017 and 2018 is primarily due to accelerated depreciation and amortization on tenant-specific assets caused by tenants vacating prior to their lease expiration in 2017, compared to the same period in 2018, and certain assets becoming fully depreciated in 2017.

In connection with the preparation and review of the financial statements included in this Quarterly Report on Form 10-Q, we evaluated certain properties for impairment and recorded a $38.8 million impairment charge due to changes during 2018 in facts and circumstances underlying the Company’s expected future hold period of these properties.  A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of these properties. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of these assets, leading to the charge during 2018. We estimated the fair value using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the estimated fair value to the carrying value, which resulted in the recording of a non-cash impairment charge of $38.8 million for the six months ended June 30, 2018.

Interest expense increased $0.2 million or 0.6%. The increase is due to a reduction in capitalized interest as certain development and redevelopment projects have become operational.

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

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. For the three and six months ended June 30, 2018 and 2017, we excluded seven redevelopment properties and the recently completed Northdale Promenade, Burnt Store Marketplace, and Parkside Town Commons - Phase II from the same property pool.

The following table reflects Same Property NOI and a reconciliation to net income attributable to common shareholders for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2018	2017	% Change	2018	2017	% Change
Number of properties for the quarter[1]	102	102

Leased percentage at period end	93.7%	94.7%		93.7%	94.7%
Economic Occupancy percentage[2]	93.0%	93.9%		93.1%	93.9%

Same Property NOI[3]	$53,869	$53,097	1.5%	$107,490	$105,940	1.5%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$53,869	$53,097		$107,490	$105,940
Net operating income - non-same activity[4]	13,891	16,185		25,447	30,172
Other income (expense), net	876	(83)		2,111	(189)
General, administrative and other	(5,553)	(5,488)		(11,499)	(10,958)
Impairment charges	(14,777)	—		(38,847)	(7,411)
Depreciation and amortization expense	(40,451)	(42,710)		(79,006)	(88,540)
Interest expense	(16,746)	(16,433)		(33,084)	(32,878)
Gains on sales of operating properties	7,829	6,290		8,329	15,160
Net income attributable to noncontrolling interests	(304)	(678)		(225)	(1,110)
Net (loss) income attributable to common shareholders	$(1,366)	$10,180		$(19,284)	$10,186

____________________
1
Same Property NOI excludes six properties in redevelopment, the recently completed City Center, Northdale Promenade, Burnt Store Marketplace, and Parkside Town Commons - Phase II, as well as office properties (Thirty South Meridian and Eddy Street Commons).

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

Our Same Property NOI increased 1.5% for the three months ended June 30, 2018 compared to the same periods of the prior year. This increase was primarily due to increases in rental rates driven by increased shop leasing activity. This increase was partially offset by a decline in economic occupancy from recent anchor vacancies.

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

As of June 30, 2018, we had approximately $459.1 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $32.4 million in cash and cash equivalents as of June 30, 2018.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of June 30, 2018.

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

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest provides a relatively stable revenue flow, an economic downturn could adversely affect the ability of some of our tenants to meet their lease obligations.

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of June 30, 2018, we had no debt scheduled to mature prior to June 30, 2019, excluding scheduled monthly principal payments. We believe we have sufficient liquidity to repay these obligations from cash flows generated from operations.

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

In May 2018, our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the second quarter of 2018. This distribution was paid on July 13, 2018 to common shareholders and Common Unit holders of record as of July 6, 2018. Future distributions, if any, are at the discretion of the Board of Trustees.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the six months ended June 30, 2018, we incurred $2.1 million of costs for recurring capital expenditures on operating properties and also incurred $7.0 million of costs for tenant improvements and external leasing commissions (excluding development and redevelopment properties). We currently anticipate incurring approximately $14 million to $16 million of additional major tenant improvements and renovation costs within the next 12 months at a number of our operating properties.

We received notice from one set of our joint venture partners exercising their right to redeem $22.0 million of their noncontrolling interests. We are required to fund $10.0 million of this redemption prior to August 8, 2018. We are required to fund the remaining $12.0 million of the redemption using cash prior to November 8, 2018. See further discussion in Note 2 to the consolidated financial statements.

As of June 30, 2018, we had two development projects under construction.  Our share of the total estimated cost of these projects is approximately $24.7 million, of which $15.9 million had been incurred as of June 30, 2018.  We anticipate incurring the majority of the remaining $8.8 million of costs over the next 12 to 18 months.  We believe we have sufficient financing in place to fund these projects and expect to do so through cash flow from operations, borrowings on project-specific construction loan, or borrowings on our unsecured revolving credit facility.

We have four properties in our 3-R initiative that are currently under construction. Total estimated costs of this construction are expected to be in the range of $36.5 million to $40.0 million and are expected to be incurred through the end of 2018. We expect to be able to fund the majority of these costs from operating cash flows.

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

Capital Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the six months ended June 30, 2018:

Six Months Ended
($ in thousands)	June 30, 2018
Development Projects	$1,636
Under Construction 3-R Projects	12,498
3-R Opportunities	2,273
Recently completed developments/redevelopments and other[1]	10,272
Recurring operating capital expenditures (primarily tenant improvement payments)	7,921
Total	$34,600

____________________
1	This classification includes Parkside Town Commons - Phase II, Holly Springs Towne Center - Phase II, and Burnt Store Marketplace.

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million for the three and six months ended June 30, 2018.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of June 30, 2018:

($ in thousands)	Scheduled Principal Payments	Term Maturity[1]	Total
2018	$2,298	$—	$2,298
2019	5,164	—	5,164
2020	5,395	20,700	26,095
2021	4,627	359,875	364,502
2022	1,113	414,308	415,421
Thereafter	7,236	749,020	756,256
	$25,833	$1,543,903	$1,569,736
Unamortized net debt premiums and issuance costs, net			(4,307)
Total			$1,565,429

____________________
1
The Company has the option to extend the maturity date by one year to April 22, 2023 of the Company's unsecured credit facility. The ability to exercise this option is subject to certain conditions, which the Company does not unilaterally control.

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

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of June 30, 2018.

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

Cash Flows

As of June 30, 2018, we had cash, cash equivalents, and restricted cash on hand of $43.3 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Cash provided by operating activities was $82.0 million and $82.2 million for the six months ended June 30, 2018 and 2017, respectively.  The cash flows were positively impacted from the completion of several 3-R projects and improved shop occupancy. These increases were offset by a decrease in cash provided by operating activities due to our 2017 and 2018 property sales and higher anchor vacancy.

Cash provided by investing activities was $118.1 million for the six months ended June 30, 2018, as compared to cash provided by investing activities of $38.1 million in the same period of 2017.  Highlights of significant cash sources and uses in investing activities are as follows:

•
Net proceeds of $151.5 million related to the sale of Trussville Promenade and Memorial Commons in the first quarter of 2018 and contribution of properties to the TH Real Estate joint venture in the second quarter of 2018, compared to net proceeds of $76.1 million over the same period in 2017, which related to the sale of Cove Center;

•
Increase in capital expenditures of $1.7 million and an increase in construction payables of $1.2 million.  In 2017, we substantially completed Parkside Towne Commons - Phase II, the expansion of Holly Springs Towne Center - Phase II, and multiple other redevelopment properties.

Cash used in financing activities was $189.0 million for the six months ended June 30, 2018, compared to cash used in financing activities of $112.9 million in the same period of 2017.  Highlights of significant cash sources and uses in financing activities during the first six months of 2018 are as follows:

•	We retired the $33.3 million loan secured by our Perimeter Woods operating property using a draw on the unsecured revolving credit facility;

•	We retired the $33.0 million loan secured by our Killingly Commons operating property using a draw on the unsecured revolving credit facility;

•	We borrowed $39.1 million on the unsecured revolving credit facility to fund development activities, redevelopment activities, and tenant improvement costs;

•	We used the $89.0 million of net proceeds from the contribution of three operating properties to the TH Real Estate joint venture to pay down the unsecured revolving credit facility;

•	We used the $63.0 million of proceeds from the sale of two operating properties to pay down the unsecured revolving credit facility; and

•	We made distributions to common shareholders and Common Unit holders of $55.1 million.

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

Our calculations of FFO1 and reconciliation to consolidated net income for the three and six months ended June 30, 2018 and 2017 (unaudited) are as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated net (loss) income	$(1,062)	$10,858	$(19,059)	$11,296
Less: net income attributable to noncontrolling interests in properties	(343)	(438)	(694)	(870)
Less: gains on sales of operating properties	(7,829)	(6,290)	(8,329)	(15,160)
Add: impairment charges	14,777	—	38,847	7,411
Add: depreciation and amortization of consolidated entities, net of noncontrolling interests	40,178	42,050	78,457	87,416
FFO of the Operating Partnership[1]	45,721	46,180	89,222	90,093
Less: Limited Partners' interests in FFO	(1,119)	(1,056)	(2,141)	(2,045)
Funds From Operations attributable to Kite Realty Group Trust common shareholders[1]	$44,602	$45,124	$87,081	$88,048

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

($ in thousands)	Three Months Ended June 30, 2018
Consolidated net loss	$(1,062)
Adjustments to net income
Depreciation and amortization	40,451
Interest expense	16,746
Impairment charge	14,777
Income tax benefit of taxable REIT subsidiary	(28)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	70,884
Adjustments to EBITDA:
Unconsolidated EBITDA	34
Gain on sale of operating property	(7,829)
Pro-forma adjustments[3]	(4,194)
Other income and expense, net	115
Noncontrolling interest	(351)
Adjusted EBITDA	58,659

Annualized Adjusted EBITDA[1]	234,636

Company share of net debt:
Mortgage and other indebtedness	1,565,429
Less: Partner share of consolidated joint venture debt[2]	(10,073)
Less: Cash, cash equivalents, and restricted cash	(43,332)
Plus: Company Share of Unconsolidated Joint Venture Debt	18,164
Plus: Net debt premiums and issuance costs, net	4,307
Company Share of Net Debt	$1,534,495
Net Debt to Adjusted EBITDA	6.5x

____________________
1	Represents Adjusted EBITDA for the three months ended June 30, 2018 (as shown in the table above) multiplied by four.
2
Partner share of consolidated joint venture debt is calculated based upon the partner's pro-rata ownership of the joint venture, multiplied by the related secured debt balance. In all cases, this debt is the responsibility of the consolidated joint venture.

3	Relates to current quarter GAAP operating income, annualized, for properties sold during the quarter and a reduction to normalize other property related revenue to historical run rate.

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

Contractual Obligations

Except with respect to our debt maturities as discussed on pages 35 and 36, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.6 billion of outstanding consolidated indebtedness as of June 30, 2018 (exclusive of net premiums and issuance costs, net of $4.3 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $378.5 million, with expiration dates through 2021.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.5 billion (94%) and $0.1 billion (6%), respectively, of our total consolidated indebtedness at June 30, 2018.

As of June 30, 2018, we had no debt maturing within the next twelve months.   A 100-basis point change in interest rates on our unhedged variable rate debt as of June 30, 2018 would change our annual cash flow by $1.0 million.

Item 4.	Controls and Procedures

Kite Realty Group Trust

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Parent Company’s management, including its Chief Executive Officer and Chief Accounting Officer, performing the functions of principal financial officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Parent Company's Chief Executive Officer and principal financial officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kite Realty Group, L.P.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Operating Partnership’s management, including its Chief Executive Officer and Chief Accounting Officer, performing the functions of principal financial officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Operating Partnership's Chief Executive Officer and principal financial officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended June 30, 2018, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan ("2013 Plan"). These shares were repurchased by the Company.

The following table summarizes all of these repurchases during the three months ended June 30, 2018:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30	3,000	—	N/A	N/A
May 1 - May 31	1,699	$—	—	N/A
June 1 - June 30	—	—	N/A	N/A
Total	4,699

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

10.1
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 24, 2018, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on April 25, 2018

10.2
Second Amendment to Term Loan Agreement, dated as of April 24, 2018, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on April 25, 2018

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
Filed herewith

32.1	Certification of Chief Executive Officer and principal financial officer of the Parent Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2
Certification of Chief Executive Officer and principal financial officer of the Operating Partnership pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

KITE REALTY GROUP TRUST

August 8, 2018	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 8, 2018	By:	/s/ David E. Buell
(Date)		David E. Buell
Chief Accounting Officer
(Principal Financial Officer)