Form 10-Q
period 2018-09-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2018-11-02
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
The number of Common Shares of Kite Realty Group Trust outstanding as of October 31, 2018 was 83,714,713 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of September 30, 2018 owned approximately 97.6% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.4% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets:
Investment properties, at cost	$3,752,472	$3,957,884
Less: accumulated depreciation	(700,728)	(664,614)
	3,051,744	3,293,270

Cash and cash equivalents	30,709	24,082
Tenant and other receivables, including accrued straight-line rent of $31,730 and $31,747 respectively, net of allowance for uncollectible accounts	57,133	58,328
Restricted cash and escrow deposits	10,307	8,094
Deferred costs and intangibles, net	99,253	112,359
Prepaid and other assets	17,371	12,465
Investments in unconsolidated subsidiaries	13,836	3,900
Asset held for sale	5,531	—
Total Assets	$3,285,884	$3,512,498

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,578,328	$1,699,239
Accounts payable and accrued expenses	98,537	78,482
Deferred revenue and intangibles, net and other liabilities	82,723	96,564
Total Liabilities	1,759,588	1,874,285
Commitments and contingencies	—	—
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	47,426	72,104
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,720,286 and 83,606,068 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	837	836
Additional paid in capital	2,076,552	2,071,418
Accumulated other comprehensive income	5,700	2,990
Accumulated deficit	(604,917)	(509,833)
Total Kite Realty Group Trust Shareholders' Equity	1,478,172	1,565,411
Noncontrolling Interest	698	698
Total Equity	1,478,870	1,566,109
Total Liabilities and Shareholders' Equity	$3,285,884	$3,512,498

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue:
Minimum rent	$65,328	$67,585	$202,475	$204,926
Tenant reimbursements	18,185	17,657	54,221	54,748
Other property related revenue	2,129	1,896	8,119	10,226
Fee income	105	—	2,430	—
Total revenue	85,747	87,138	267,245	269,900
Expenses:
Property operating	12,092	11,859	37,184	36,950
Real estate taxes	11,205	10,826	32,351	32,384
General, administrative, and other	4,865	5,431	16,364	16,389
Depreciation and amortization	36,858	42,793	115,864	131,333
Impairment charges	—	—	38,847	7,411
Total expenses	65,020	70,909	240,610	224,467
Operating income	20,727	16,229	26,635	45,433
Interest expense	(16,058)	(16,372)	(49,141)	(49,250)
Income tax benefit of taxable REIT subsidiary	27	33	78	64
Other expense, net	(379)	(94)	(643)	(314)
Income (loss) from continuing operations	4,317	(204)	(23,071)	(4,067)
Gains on sales of operating properties	—	—	8,329	15,160
Net income (loss)	4,317	(204)	(14,742)	11,093
Net income attributable to noncontrolling interests	(379)	(418)	(604)	(1,528)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$3,938	$(622)	$(15,346)	$9,565

Income (loss) per common share - basic and diluted	$0.05	$(0.01)	$(0.18)	$0.11

Weighted average common shares outstanding - basic	83,706,704	83,594,163	83,670,038	83,581,847
Weighted average common shares outstanding - diluted	83,767,655	83,594,163	83,670,038	83,689,590

Cash dividends declared per common share	$0.3175	$0.3025	$0.9525	$0.9075

Net income (loss)	$4,317	$(204)	$(14,742)	$11,093
Change in fair value of derivatives	53	322	2,780	1,398
Total comprehensive income (loss)	4,370	118	(11,962)	12,491
Comprehensive income attributable to noncontrolling interests	(381)	(426)	(674)	(1,560)
Comprehensive income (loss) attributable to Kite Realty Group Trust	$3,989	$(308)	$(12,636)	$10,931

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2017	83,606,068	$836	$2,071,418	$2,990	$(509,833)	$1,565,411
Stock compensation activity	96,218	1	4,430	—	—	4,431
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	2,710	—	2,710
Distributions declared to common shareholders	—	—	—	—	(79,738)	(79,738)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(15,346)	(15,346)
Adjustment to redeemable noncontrolling interests	18,000	—	704	—	—	704
Balances, September 30, 2018	83,720,286	$837	$2,076,552	$5,700	$(604,917)	$1,478,172

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Consolidated net (loss) income	$(14,742)	$11,093
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Straight-line rent	(2,322)	(3,593)
Depreciation and amortization	118,085	133,206
Gains on sales of operating properties	(8,329)	(15,160)
Impairment charge	38,847	7,411
Provision for credit losses	1,714	2,409
Compensation expense for equity awards	4,015	4,869
Amortization of debt fair value adjustment	(2,083)	(2,200)
Amortization of in-place lease liabilities, net	(5,488)	(2,515)
Changes in assets and liabilities:
Tenant receivables and other	(744)	(2,031)
Deferred costs and other assets	(12,814)	(11,035)
Accounts payable, accrued expenses, deferred revenue and other liabilities	2,894	1,391
Net cash provided by operating activities	119,033	123,845
Cash flows from investing activities:
Capital expenditures, net	(47,287)	(61,611)
Net proceeds from sales of operating properties	161,499	76,076
Investment in unconsolidated subsidiaries	(9,973)	—
Change in construction payables	(644)	6,677
Net cash provided by investing activities	103,595	21,142
Cash flows from financing activities:
Proceeds from issuance of common shares, net	59	—
Repurchases of common shares upon the vesting of restricted shares	(350)	(808)
Acquisition of partner's interest in Fishers Station operating property	—	(3,750)
Partial acquisition of partner's interest in Territory joint venture	(10,000)	—
Loan proceeds	127,000	69,700
Loan transaction costs	(2,865)	—
Loan payments and related financing escrows	(244,991)	(118,771)
Distributions paid – common shareholders	(79,722)	(75,841)
Distributions paid – redeemable noncontrolling interests	(2,919)	(3,086)
Net cash used in financing activities	(213,788)	(132,556)
Net change in cash, cash equivalents, and restricted cash	8,840	12,431
Cash, cash equivalents, and restricted cash beginning of period	32,176	28,912
Cash, cash equivalents, and restricted cash end of period	$41,016	$41,343

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	September 30, 2018	December 31, 2017
Assets:
Investment properties, at cost	$3,752,472	$3,957,884
Less: accumulated depreciation	(700,728)	(664,614)
	3,051,744	3,293,270

Cash and cash equivalents	30,709	24,082
Tenant and other receivables, including accrued straight-line rent of $31,730 and $31,747 respectively, net of allowance for uncollectible accounts	57,133	58,328
Restricted cash and escrow deposits	10,307	8,094
Deferred costs and intangibles, net	99,253	112,359
Prepaid and other assets	17,371	12,465
Investments in unconsolidated subsidiaries	13,836	3,900
Assets held for sale	5,531	—
Total Assets	$3,285,884	$3,512,498

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,578,328	$1,699,239
Accounts payable and accrued expenses	98,537	78,482
Deferred revenue and intangibles, net and other liabilities	82,723	96,564
Total Liabilities	1,759,588	1,874,285
Commitments and contingencies	—	—
Redeemable Limited Partners’ and other redeemable noncontrolling interests	47,426	72,104
Partners Equity:
Parent Company:
Common equity, 83,720,286 and 83,606,068 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,472,472	1,562,421
Accumulated other comprehensive income	5,700	2,990
Total Partners Equity	1,478,172	1,565,411
Noncontrolling Interests	698	698
Total Equity	1,478,870	1,566,109
Total Liabilities and Equity	$3,285,884	$3,512,498

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue:
Minimum rent	$65,328	$67,585	$202,475	$204,926
Tenant reimbursements	18,185	17,657	54,221	54,748
Other property related revenue	2,129	1,896	8,119	10,226
Fee income	105	—	2,430	—
Total revenue	85,747	87,138	267,245	269,900
Expenses:
Property operating	12,092	11,859	37,184	36,950
Real estate taxes	11,205	10,826	32,351	32,384
General, administrative, and other	4,865	5,431	16,364	16,389
Depreciation and amortization	36,858	42,793	115,864	131,333
Impairment charges	—	—	38,847	7,411
Total expenses	65,020	70,909	240,610	224,467
Operating income	20,727	16,229	26,635	45,433
Interest expense	(16,058)	(16,372)	(49,141)	(49,250)
Income tax benefit of taxable REIT subsidiary	27	33	78	64
Other expense, net	(379)	(94)	(643)	(314)
Income (loss) from continuing operations	4,317	(204)	(23,071)	(4,067)
Gains on sales of operating properties	—	—	8,329	15,160
Consolidated net income (loss)	4,317	(204)	(14,742)	11,093
Net income attributable to noncontrolling interests	(285)	(432)	(979)	(1,302)
Net income (loss) attributable to common unitholders	$4,032	$(636)	$(15,721)	$9,791

Allocation of net income (loss):
Limited Partners	$94	$(14)	$(375)	$226
Parent Company	3,938	(622)	(15,346)	9,565
	$4,032	$(636)	$(15,721)	$9,791

Net income (loss) per unit - basic & diluted	$0.05	$(0.01)	$(0.18)	$0.11

Weighted average common units outstanding - basic	85,768,857	85,580,993	85,717,440	85,561,343
Weighted average common units outstanding - diluted	85,829,808	85,580,993	85,717,440	85,669,087

Distributions declared per common unit	$0.3175	$0.3025	$0.9525	$0.9075

Consolidated net (loss) income	$4,317	$(204)	$(14,742)	$11,093
Change in fair value of derivatives	53	322	2,780	1,398
Total comprehensive income (loss)	4,370	118	(11,962)	12,491
Comprehensive income attributable to noncontrolling interests	(285)	(432)	(979)	(1,302)
Comprehensive income (loss) attributable to common unitholders	$4,085	$(314)	$(12,941)	$11,189

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income
Balances, December 31, 2017	$1,562,421	$2,990	$1,565,411
Stock compensation activity	4,431	—	4,431
Other comprehensive income attributable to Parent Company	—	2,710	2,710
Distributions declared to Parent Company	(79,738)	—	(79,738)
Net loss	(15,346)	—	(15,346)
Adjustment to redeemable noncontrolling interests	704	—	704
Balances, September 30, 2018	$1,472,472	$5,700	$1,478,172

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Consolidated net (loss) income	$(14,742)	$11,093
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Straight-line rent	(2,322)	(3,593)
Depreciation and amortization	118,085	133,206
Gains on sales of operating properties	(8,329)	(15,160)
Impairment charge	38,847	7,411
Provision for credit losses	1,714	2,409
Compensation expense for equity awards	4,015	4,869
Amortization of debt fair value adjustment	(2,083)	(2,200)
Amortization of in-place lease liabilities, net	(5,488)	(2,515)
Changes in assets and liabilities:
Tenant receivables and other	(744)	(2,031)
Deferred costs and other assets	(12,814)	(11,035)
Accounts payable, accrued expenses, deferred revenue and other liabilities	2,894	1,391
Net cash provided by operating activities	119,033	123,845
Cash flows from investing activities:
Capital expenditures, net	(47,287)	(61,611)
Net proceeds from sales of operating properties	161,499	76,076
Investment in unconsolidated subsidiaries	(9,973)	—
Change in construction payables	(644)	6,677
Net cash provided by investing activities	103,595	21,142
Cash flows from financing activities:
Contributions from the General Partner	59	—
Repurchases of common shares upon the vesting of restricted shares	(350)	(808)
Acquisition of partner's interest in Fishers Station operating property	—	(3,750)
Partial acquisition of partner's interest in Territory joint venture	(10,000)	—
Loan proceeds	127,000	69,700
Loan transaction costs	(2,865)	—
Loan payments and related financing escrows	(244,991)	(118,771)
Distributions paid – common unitholders	(79,722)	(75,841)
Distributions paid – redeemable noncontrolling interests	(2,919)	(3,086)
Net cash used in financing activities	(213,788)	(132,556)
Net change in cash, cash equivalents, and restricted cash	8,840	12,431
Cash, cash equivalents, and restricted cash beginning of period	32,176	28,912
Cash, cash equivalents, and restricted cash end of period	$41,016	$41,343

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
September 30, 2018
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

The Parent Company is the sole general partner of the Operating Partnership, and as of September 30, 2018 owned approximately 97.6% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.4% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At September 30, 2018, we owned interests in 115 operating and redevelopment properties totaling approximately 22.4 million square feet. We also owned one development project under construction as of this date. Of the 115 properties, 112 are consolidated in these financial statements and the remaining three are accounted for under the equity method.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2017.

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

Components of Investment Properties

The composition of the Company’s investment properties as of September 30, 2018 and December 31, 2017 was as follows:

	Balance at
	September 30, 2018	December 31, 2017
Investment properties, at cost:
Land, buildings and improvements	$3,677,536	$3,873,149
Furniture, equipment and other	9,151	8,453
Land held for development	31,142	31,142
Construction in progress	34,643	45,140
	$3,752,472	$3,957,884

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of September 30, 2018, we owned investments in three consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $205.7 million, which were secured by assets of the VIEs totaling $444.2 million.  The Operating Partnership guarantees the debts of these VIEs.

On June 29, 2018, the Company formed a joint venture involving TH Real Estate (the "TH Real Estate joint venture"). The Company sold three properties to the joint venture valued in the aggregate at $99.8 million and, after considering third party debt obtained by the venture upon formation, the Company contributed $10.0 million for a 20% noncontrolling ownership interest in the venture. The Company serves as the operating member responsible for day-to-day management of the properties and receives property management and leasing fees. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company is accounting for the joint venture on the equity method as it has the ability to exercise influence, but not control over operating and financial policies.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
Noncontrolling interests balance January 1	$698	$692
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	—	6
Noncontrolling interests balance at September 30	$698	$698

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At September 30, 2018, the redemption value of the redeemable noncontrolling interests did not exceed the historical book value, and the balance was accordingly adjusted to historical book value. At December 31, 2017, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three and nine months ended September 30, 2018 and 2017, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Parent Company’s weighted average basic interest in Operating Partnership	97.6%	97.7%	97.6%	97.7%
Limited partners' weighted average basic interests in Operating Partnership	2.4%	2.3%	2.4%	2.3%

At September 30, 2018, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.6% and 2.4%. At December 31, 2017, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.7% and 2.3%.

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

There were 2,048,849 and 1,974,830 Limited Partner Units outstanding as of September 30, 2018 and December 31, 2017, respectively. The increase in Limited Partner Units outstanding from December 31, 2017 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

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

In February 2018, we received notice from our partners in the Territory Portfolio joint venture of their intent to exercise their right to redeem their remaining $22.0 million of Class B units for cash. The amount that will be redeemed was reclassified from Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests to accounts payable and accrued expenses in the consolidated balance sheets. The Company redeemed $10 million of the interest on August 7, 2018. The Company can determine the timing of the closing for the redemption for the remaining $12 million, but it must occur before November 8, 2018.

We classify the remainder of the redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of both September 30, 2018 and December 31, 2017, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
Redeemable noncontrolling interests balance January 1	$72,104	$88,165
Net income allocable to redeemable noncontrolling interests	604	1,522
Distributions declared to redeemable noncontrolling interests	(2,943)	(3,099)
Liability reclassification due to exercise of redemption option by joint venture partner	(22,461)	(8,261)
Other, net, including adjustments to redemption value	122	(4,873)
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at September 30	$47,426	$73,454

Limited partners' interests in Operating Partnership	$37,356	$40,923
Other redeemable noncontrolling interests in certain subsidiaries	10,070	32,531
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at September 30	$47,426	$73,454

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

During the nine months ended September 30, 2018, we sold our Trussville Promenade operating property in Birmingham, Alabama and our Memorial Commons operating property in Goldsboro, North Carolina in all cash transactions with no continuing future involvement. The gains recognized were less than 1% of our total revenue for the nine months ended September 30, 2018. As we do not have any continuing involvement in the operations of the operating properties, there was not a change in the accounting for the sales.

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

On January 1, 2018 we adopted ASU 2016-15, Statement of Cash Flows (Topic 230), and ASU 2016-18, Restricted Cash, using a retrospective transition approach, which changed our statements of cash flows and related disclosures for all periods presented. ASU 2016-15 is intended to reduce diversity in practice with respect to how certain transactions are classified in the statement of cash flows and its adoption had no impact on our financial statements. ASU 2016-18 requires that a statement of cash flows explain the change during the period in total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the nine months ended September 30, 2018 and 2017:

	As of September 30,
	2018	2017
Cash and cash equivalents	$30,709	$32,465
Restricted cash	10,307	8,878
Total cash, cash equivalents, and restricted cash	$41,016	41,343

For the nine months ended September 30, 2017, restricted cash related to cash flows provided by operating activities of $1.7 million and restricted cash related to cash flows provided by investing activities of $1.9 million were reclassified. Restricted cash primarily relates to cash held in escrows for payments of real estate taxes and property reserves for maintenance, insurance, or tenant improvements as required by our mortgage loans.

New Standards Issued but Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making certain changes to lessor accounting, including the accounting for sales-type and direct financing leases. ASU 2016-02 will be effective for annual and interim reporting periods beginning on or after December 15, 2018, with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Because of the adoption of ASU 2016-02, we expect common area maintenance reimbursements that are of a fixed nature to be recognized on a straight-line basis over the term of the lease. We also expect to recognize right of use assets on our balance sheet related to certain ground leases where we are the lessee. Upon adoption of the standard, we anticipate recognizing a right of use asset currently estimated to be between $30 million and $34 million. In addition to evaluating the impact of adopting the new accounting standard on our consolidated financial statements, we are evaluating our existing lease contracts, our current and future information system capabilities, and other variables.

In July 2018, the FASB amended the new lease accounting standard to approve a new transition method and a lessor practical expedient for separating lease and non-lease components. This permits lessors to make an accounting policy election to not separate non-lease components, such as common area maintenance, of a contract from the leases to which they relate when specific criteria are met.

The new leasing standard also amends ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 340-40, incremental costs of obtaining a contract are recognized as an asset if the entity expects to recover them, which will reduce the leasing costs currently capitalized. Upon adoption of the new standard, we expect a reduction in certain capitalized costs and a corresponding increase in general, administrative, and other expense and a decrease in amortization expense on our consolidated statement of operations to be approximately $3- $5 million, although the amount of such impact is highly dependent upon the leasing compensation structures in place at the time of adoption, which may ultimately differ from those assumed by this projection.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; units granted under our Outperformance Incentive Compensation Plan ("Outperformance Plan"); and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Approximately 2.0 million weighted average Limited Partner Units were outstanding for both the nine months ended September 30, 2018 and 2017.

Due to the net loss allocable to common shareholders and Common Unit holders for the nine months ended September 30, 2018 and the three months ended September 30, 2017, no securities had a dilutive impact for these periods.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
	Principal	Unamortized Net Debt Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(5,007)	$544,993
Unsecured revolving credit facility	23,100	—	(4,078)	19,022
Unsecured term loans	400,000	—	(1,380)	398,620
Mortgage notes payable - fixed rate	535,887	7,113	(632)	542,368
Mortgage notes payable - variable rate	73,671	—	(346)	73,325
Total mortgage and other indebtedness	$1,582,658	$7,113	$(11,443)	$1,578,328

	As of December 31, 2017
	Principal	Unamortized Net Debt Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(5,599)	$544,401
Unsecured revolving credit facility	60,100	—	(1,895)	58,205
Unsecured term loans	400,000	—	(1,759)	398,241
Mortgage notes payable - fixed rate	576,927	9,196	(755)	585,368
Mortgage notes payable - variable rate	113,623	—	(599)	113,024
Total mortgage and other indebtedness	$1,700,650	$9,196	$(10,607)	$1,699,239

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of September 30, 2018, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (Years)
Fixed rate Debt [1]	$1,423,255	90%	4.13%	5.1
Variable Rate Debt	159,403	10%	3.71%	3.6
Net debt premiums and issuance costs, net	(4,330)	N/A	N/A	N/A
	$1,578,328	100%	4.10%	5.0

____________________
1
Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of September 30, 2018, $337.4 million in variable rate debt is hedged for a weighted average 1.5 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases, and is generally due in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness are based on LIBOR plus spreads ranging from 150 to 160 basis points.  At September 30, 2018, the one-month LIBOR interest rate was 2.26%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 6.78%.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include amortization of debt issuance costs as a component of interest expense as follows:

	Nine Months Ended September 30,
	2018	2017
Amortization of debt issuance costs	$2,220	$2,014

Unsecured Revolving Credit Facility and Unsecured Term Loans

On April 24, 2018, the Company and Operating Partnership entered into the First Amendment (the “Amendment”) to the Fifth Amended and Restated Credit Agreement (the “Existing Credit Agreement,” and as amended by the Amendment, the “Amended Credit Agreement”), dated as of July 28, 2016, by and among the Operating Partnership, as borrower, the Company, as guarantor (pursuant to a springing guaranty, dated as of July 28, 2016), KeyBank National Association, as administrative agent, and the other lenders party thereto.     The Amendment increases (i) the aggregate principal amount available under the unsecured revolving credit facility (the “Credit Facility”) from $500 million to $600 million, (ii) the amount of the letter of credit issuances the Operating Partnership may utilize under the Credit Facility from $50 million to $60 million, and (iii) swingline loan capacity from $50 million to $60 million in same day borrowings.  Under the Amended Credit Agreement, the Operating Partnership has the option to increase the Credit Facility to $1.2 billion (increased from $1 billion under the Existing Credit Agreement) upon the Operating Partnership’s request, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Amended Credit Agreement, to provide such increased amounts.

 The Amendment extends the scheduled maturity date of the Credit Facility from July 28, 2020 to April 22, 2022 (which maturity date may be extended for up to two additional periods of six months at the Operating Partnership’s option subject to certain conditions). Among other things, the Amendment also improves the Operating Partnership’s leverage ratio calculation by changing the definition of capitalization rate to six and one-half percent (6.5%) from six and three-fourths percent (6.75%), which increases the Operating Partnership’s total asset value as calculated under the Amended Credit Agreement.

As of September 30, 2018, $23.1 million was outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $4.1 million, against which no amounts were advanced as of September 30, 2018.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of September 30, 2018, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.4 billion. Considering outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $436.6 million available under our Credit Facility for future borrowings as of September 30, 2018.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of September 30, 2018, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of September 30, 2018, we were in compliance with all such covenants.

Other Debt Activity

For the nine months ended September 30, 2018, we had total new borrowings of $127.0 million and total repayments of $245.0 million.  In addition to the items mentioned above, the remaining components of this activity were as follows:

•	We retired the $33.3 million loan secured by our Perimeter Woods operating property through a draw on our Credit Facility;

•	We retired the $33.0 million loan secured by our Killingly Commons operating property through a draw on our Credit Facility;

•	We retired the $4.3 million loan secured by our Whitehall Pike operating property and the $6.4 million loan secured by our Fishers Station redevelopment property utilizing cash flow from operations;

•	We borrowed $43.1 million on the Credit Facility to fund development activities, redevelopment activities, tenant improvement costs, and other working capital needs;

•	We used the $89.0 million of net proceeds from the formation of the TH Real Estate joint venture to pay down the Credit Facility;

•	We used the $63.0 million of net proceeds from the sale of two operating properties to pay down the Credit Facility;

•	We borrowed $10.0 million on the Credit Facility to partially redeem our partners' interest in the Territory joint venture; and

•	We made scheduled principal payments on indebtedness totaling $4.0 million.

Fair Value of Fixed and Variable Rate Debt

As of September 30, 2018, the estimated fair value of our fixed rate debt was $1.0 billion compared to the book value of $1.1 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 4.36% to 4.93%.  As of September 30, 2018, the fair value of variable rate debt was $497.7 million compared to the book value of $496.8 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.88% to 4.49%.

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

As of September 30, 2018, we were party to various cash flow derivative agreements with notional amounts totaling $337.4 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2021.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.72%.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of September 30, 2018 and December 31, 2017, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of September 30, 2018, the estimated fair value of our interest rate derivatives represented a net asset of $5.8 million.  As of September 30, 2018, $5.9 million was reflected in prepaid and other assets and $0.1 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2017, the estimated fair value of our interest rate hedges was a net asset of $2.4 million, including accrued interest of $0.1 million.  As of December 31, 2017, $3.1 million was reflected in prepaid and other assets and $0.7 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $0.4 million was reclassified as a reduction to earnings during the nine months ended September 30, 2018, and $2.1 million was reclassified as a reduction to earnings during the nine months ended September 30, 2017. As the interest payments on our hedges are made over the next 12 months, we estimate the decrease to interest expense to be $2.4 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive income.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.3175 per share for the third quarter of 2018 to common shareholders and Common Unit holders of record as of October 5, 2018. The distribution was paid on October 12, 2018.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At September 30, 2018 and December 31, 2017, deferred costs consisted of the following:

	September 30, 2018	December 31, 2017
Acquired lease intangible assets	$87,133	$107,668
Deferred leasing costs and other	70,701	68,335
	157,834	176,003
Less—accumulated amortization	(58,581)	(63,644)
Total	$99,253	$112,359

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

	Nine Months Ended September 30,
	2018	2017
Amortization of deferred leasing costs, lease intangibles and other	$14,531	$17,785
Amortization of above market lease intangibles	2,026	3,139

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

At September 30, 2018 and December 31, 2017, deferred revenue, intangibles, net and other liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Unamortized below market lease liabilities	$72,237	$83,117
Retainage payables and other	3,154	3,954
Tenant rent payments received in advance	7,332	9,493
Total	$82,723	$96,564

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $7.5 million and $5.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

In connection with the joint venture formed for the development of the Embassy Suites at Notre Dame, we provided a repayment guaranty on a $33.8 million construction loan, of which our share is $11.8 million (reflecting our 35% ownership interest in the hotel project). The outstanding loan balance as of September 30, 2018 is $29.3 million and our share is $10.3 million.

As of September 30, 2018, we had outstanding letters of credit totaling $4.1 million.  At that date, there were no amounts advanced against these instruments.

Note 10. Disposals of Operating Properties and Recording of Impairment Charges

As of September 30, 2018, the Company has classified its Whitehall Pike operating property as held for sale. The Company has committed to a plan to sell this asset, and it expects that the sale of this asset will be completed in one year at a sales price that exceeds its carrying value.

During the three months ended June 30, 2018, we contributed our Livingston Shopping Center, Plaza Volente, and Tamiami Crossing operating properties to the TH Real Estate joint venture (see Note 2) for an agreed upon value of $99.8 million in exchange for a 20% ownership interest and $89.0 million in net proceeds. This transaction resulted in a net gain of $7.8 million.

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

As of June 30, 2018, in connection with the preparation and review of the financial statements, we evaluated two properties for impairment and recorded a $14.8 million impairment charge due to changes during the quarter in facts and circumstances underlying the Company's expected future hold period of these properties. A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of these properties. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of these assets, leading to the charge during the quarter. We estimated the fair value using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the estimated aggregate fair value of $30.4 million to the carrying values, which resulted in the recording of a non-cash impairment charge of $14.8 million for the three months ended June 30, 2018.

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

In connection with the preparation and review of the financial statements as of and for the three months ended March 31, 2018, we evaluated an operating property for impairment and recorded a $24.1 million impairment charge due to changes during the quarter in facts and circumstances underlying the Company’s expected future hold period of this property.  A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of this property. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of a certain asset, leading to the charge during the quarter. We estimated the fair value of the property to be $24.3 million using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the estimated fair value to the carrying value, which resulted in the recording of a non-cash impairment charge of $24.1 million for the three months ended March 31, 2018. This property was contributed to the TH Real Estate joint venture.

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

Note 11. Subsequent Events

Unsecured Term Loan

On October 25, 2018, the Operating Partnership entered into a Term Loan Agreement with KeyBank National Association as Administrative Agent, and the other lenders party thereto, providing for an unsecured term loan facility of up to $250 million (the “Term Loan”), which may be increased to $300 million subject to certain conditions, including lender commitments. The Term Loan has a scheduled maturity date of October 24, 2025, which maturity date may be extended for up to three additional periods of one year. The Term Loan ranks pari passu with the Operating Partnership’s existing $600 million unsecured revolving credit facility and $200 million unsecured term loan facility. Subject to certain exceptions, the Term Loan will bear interest at a rate of, at the Operating Partnership’s election, LIBOR plus an applicable margin of 200 to 255 basis points or a base rate plus an applicable margin of 100 to 155 basis points, in each case depending on the Operating Partnership’s leverage ratio.

The Operating Partnership made a draw on the Term Loan in the amount of $250 million on October 25, 2018. In connection with that closing, the Company paid $200.5 million to pay off all outstanding obligations and fees under the term loan agreement, dated as of October 26, 2015, among the Operating Partnership, KeyBank National Association as Administrative Agent, and the other lenders party thereto.

Other proceeds of the Term Loan will be used by the Operating Partnership for general corporate purposes.

Property Disposition

On November 1, 2018, the Company sold Lake Lofts at Deerwood for gross proceeds of approximately $20.0 million. These proceeds were utilized to pay down the Credit Facility.

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

At September 30, 2018, we owned interests in 115 operating and redevelopment properties totaling approximately 22.4 million square feet. We also owned one development project under construction as of this date.

At September 30, 2017, we owned interests in 117 operating and redevelopment properties totaling approximately 23.1 million square feet. We also owned two development projects under construction as of this date.

Current Quarter Activities

Investment Property

We believe that continually evaluating our operating properties for redevelopment and capital recycling opportunities enhances shareholder value and improves long-term values and economic returns. We initiated and advanced a number of these activities during the third quarter of 2018, including the following:

•
Under Construction Redevelopment, Reposition, and Repurpose (“3-R”) Projects. Our 3-R initiative, which includes a total of seven projects under construction or active evaluation for modification, continued to progress in the third quarter of 2018. There are three projects currently under construction, which have an estimated combined annualized return of approximately 9.0% to 10.0%, with aggregate costs for these projects expected to range from $24.5 million to $27.5 million.

The following significant activities occurred on the 3-R projects during the third quarter of 2018:

◦	Fishers Station in Indianapolis, Indiana – Kroger commenced with paying ground rent at this redevelopment, which property was transitioned back to the operating portfolio as of September 30, 2018.

◦	Beechwood Promenade in Athens, Georgia – Michael's opened during the current quarter. We are currently completing the remaining shop leasing and construction activity.

•
Embassy Suites at Notre Dame. In September 2018, our joint venture successfully opened an Embassy Suites hotel that is a component of our Eddy Street Commons mixed use development. The Company has a 35% ownership interest in this hotel project.

Leasing Activity

During the third quarter of 2018, we executed 93 new and renewal leases totaling 445,608 square feet.  New leases were signed on 33 individual spaces for 108,108 square feet of gross leasable area ("GLA"), while renewal leases were signed on 60 individual spaces for 337,500 square feet of GLA.

For comparable new leases, which are defined as those for which the space was occupied by a tenant within the last 12 months, we achieved a blended rent spread of 4.9% while incurring $6.63 per square foot of incremental capital improvement costs. The Company is making progress on its anchor repositioning efforts including the execution of two new anchor leases during the quarter and a total of six new anchor leases during 2018. In addition, two new anchor leases with REI and Burlington, respectively, were executed subsequent to September 30, 2018.

Results of Operations

The comparability of results of operations for the nine months ended September 30, 2018 and 2017 is affected by our development, redevelopment and operating property disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Dispositions

Since January 1, 2017, we sold the following operating properties:

Property Name	MSA	Disposition Date	Owned GLA
Cove Center	Stuart, FL	March 2017	155,063
Clay Marketplace	Birmingham, AL	June 2017	63,107
The Shops at Village Walk	Fort Myers, FL	June 2017	78,533
Wheatland Towne Crossing	Dallas, TX	June 2017	194,727
Trussville Promenade	Birmingham, AL	February 2018	463,836
Memorial Commons	Goldsboro, NC	March 2018	111,022
Plaza Volente [1]	Austin, TX	June 2018	156,215
Livingston Shopping Center [1]	Newark, NJ	June 2018	139,559
Tamiami Crossing [1]	Naples, FL	June 2018	121,705

1 The Company has retained a noncontrolling 20% ownership interest in this property.

 Development Activities

The following retail development property became operational from January 1, 2017 through September 30, 2018:

Property Name	MSA	Transition to Operating Portfolio	Owned GLA
Parkside Town Commons – Phase II	Raleigh, NC	June 2017	291,713

Redevelopment Activities

The following properties were under active redevelopment at various times during the period from January 1, 2017 through September 30, 2018:

Property Name	MSA	Transition to Operations	Owned GLA
Courthouse Shadows[1]	Naples, FL	Pending	124,802
Hamilton Crossing Centre[1]	Indianapolis, IN	Pending	92,283
City Center [2]	White Plains, NY	June 2018	360,880
Fishers Station[5]	Indianapolis, IN	September 2018	175,229
Beechwood Promenade[1]	Athens, GA	Pending	348,815
The Corner[1]	Indianapolis, IN	Pending	26,500
Rampart Commons[1]	Las Vegas, NV	Pending	79,455
Northdale Promenade[3]	Tampa, FL	June 2017	173,862
Burnt Store Marketplace[4]	Punta Gorda, FL	March 2018	95,795

____________________
1	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.
2
This property was transitioned to the operating portfolio in the second quarter of 2018; however, it remains excluded from the same property pool because it has not yet been in the operating portfolio four full quarters after the property was transitioned to operations.

3
This property was transitioned to the operating portfolio in the second quarter of 2017; however, it was included in the same property pool because starting with third quarter of 2018 after it had been in the operating portfolio for four full quarters after the property was transitioned to operations.

4
This property was transitioned to the operating portfolio in the first quarter of 2018; however, it remains excluded from the same property pool because it has not yet been in the operating portfolio four full quarters after the property was transitioned to operations.

5
This property was transitioned to the operating portfolio in the third quarter of 2018; however, it remains excluded from the same property pool because it has not yet been in the operating portfolio four full quarters after the property was transitioned to operations.

Comparison of Operating Results for the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

The following table reflects income statement line items from our consolidated statements of operations for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
($ in thousands)	2018	2017	Net change 2017 to 2018
Revenue:
Rental income (including tenant reimbursements)	$83,513	$85,242	$(1,729)
Other property related revenue	2,129	1,896	233
Fee income	105	—	105
Total revenue	85,747	87,138	(1,391)
Expenses:
Property operating	12,092	11,859	233
Real estate taxes	11,205	10,826	379
General, administrative, and other	4,865	5,431	(566)
Depreciation and amortization	36,858	42,793	(5,935)
Total expenses	65,020	70,909	(5,889)
Operating income	20,727	16,229	4,498
Interest expense	(16,058)	(16,372)	314
Income tax benefit of taxable REIT subsidiary	27	33	(6)
Other expense, net	(379)	(94)	(285)
Income (loss) from continuing operations	4,317	(204)	4,521
Gains on sales of operating properties	—	—	—
Consolidated net income (loss)	4,317	(204)	4,521
Net income attributable to noncontrolling interests	(379)	(418)	39
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$3,938	$(622)	$4,560

Property operating expense to total revenue ratio	14.1%	13.6%

Rental income (including tenant reimbursements) decreased $1.7 million, or 2.0%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(3,975)
Properties under redevelopment during 2017 and/or 2018	413
Properties fully operational during 2017 and 2018 and other	1,833
Total	$(1,729)

The net increase of $1.8 million in rental income for properties fully operational during 2017 and 2018 is primarily attributable to increased expense reimbursement revenue proportionate to the increase in recoverable operating expenses and real estate taxes. Contractual rent remained relatively flat quarter over quarter as increases in rental rates and small shop occupancy were offset by decreases in anchor occupancy due to certain anchor bankruptcies since June 30, 2017.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue increased by $0.2 million, primarily due to higher lease termination income of $0.7 million.

Property operating expenses increased $0.2 million, or 2.0%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(561)
Properties under redevelopment during 2017 and/or 2018	21
Properties fully operational during 2017 and 2018 and other	773
Total	$233

The net increase of $0.8 million in property operating expenses for properties fully operational during 2017 and 2018 is primarily due to an increase in landscaping, maintenance, and parking lot repairs driven by the timing of these projects in 2018 compared to 2017. None of the individual fluctuations were greater than $0.3 million. As a percentage of revenue, property operating expenses increased between periods from 13.6% to 14.1%. Our retail recovery percentage remained relatively flat quarter over quarter at 89.3% and 89.9% for the three months ended September 30, 2018 and 2017, respectively.

Real estate taxes increased $0.4 million, or 3.5%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(560)
Properties under redevelopment during 2017 and/or 2018	121
Properties fully operational during 2017 and 2018 and other	818
Total	$379

The net $0.8 million increase in real estate taxes for properties fully operational during 2017 and 2018 is primarily due to higher tax assessments at certain properties in the portfolio. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in tenant reimbursement revenue.

General, administrative and other expenses decreased $0.6 million, or 10.4%. The decrease is due primarily to lower share-based compensation expense as a result of previously granted awards becoming fully amortized as of June 30, 2018.

Depreciation and amortization expense decreased $5.9 million, or 13.9%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(1,780)
Properties under redevelopment during 2017 and/or 2018	(925)
Properties fully operational during 2017 and 2018 and other	(3,230)
Total	$(5,935)

The net decrease of $3.2 million in depreciation and amortization at properties fully operational during 2017 and 2018 is primarily due to multiple assets being fully depreciated prior to June 30, 2018.

Interest expense decreased $0.3 million or 1.9%. The decrease is primarily due to proceeds from property sales in the first half of 2018 being utilized to lower outstanding borrowings.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

The following table reflects income statement line items from our consolidated statements of operations for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
($ in thousands)	2018	2017	Net change 2017 to 2018
Revenue:
Rental income (including tenant reimbursements)	$256,696	$259,674	$(2,978)
Other property related revenue	8,119	10,226	(2,107)
Fee income	2,430	—	2,430
Total revenue	267,245	269,900	(2,655)
Expenses:
Property operating	37,184	36,950	234
Real estate taxes	32,351	32,384	(33)
General, administrative, and other	16,364	16,389	(25)
Depreciation and amortization	115,864	131,333	(15,469)
Impairment charge	38,847	7,411	31,436
Total expenses	240,610	224,467	16,143
Operating income	26,635	45,433	(18,798)
Interest expense	(49,141)	(49,250)	109
Income tax benefit of taxable REIT subsidiary	78	64	14
Other expense, net	(643)	(314)	(329)
Loss from continuing operations	(23,071)	(4,067)	(19,004)
Gains on sales of operating properties	8,329	15,160	(6,831)
Consolidated net (loss) income	(14,742)	11,093	(25,835)
Net income attributable to noncontrolling interests	(604)	(1,528)	924
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(15,346)	$9,565	$(24,911)

Property operating expense to total revenue ratio	13.9%	13.7%

Rental income (including tenant reimbursements) decreased $3.0 million, or 1.1%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(9,644)
Properties under redevelopment during 2017 and/or 2018	1,522
Properties fully operational during 2017 and 2018 and other	5,144
Total	$(2,978)

The net increase of $5.1 million in rental income for properties fully operational during 2017 and 2018 is primarily attributable to an accelerated amortization of $3.0 million of below market deferred revenue for certain anchor tenants that vacated in 2018. Contractual rent increased $2.3 million year over year as increases in rental rates and small shop occupancy were partially offset by decreases in anchor occupancy due to certain anchor bankruptcies since January 1, 2017.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue decreased by $2.1 million, primarily due to lower gains on land sales.

The Company generated fee income of $2.4 million during the nine months ended September 30, 2018, which was primarily attributable to development services provided as part of a multi-family development at our Eddy Street Commons operating property.

Property operating expenses increased $0.2 million, or 0.6%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(1,447)
Properties under redevelopment during 2017 and/or 2018	508
Properties fully operational during 2017 and 2018 and other	1,173
Total	$234

The net increase of $1.2 million in property operating expenses for properties fully operational during 2017 and 2018 is primarily due to an increase in recoverable operating expenses of $1.7 million due to higher parking lot maintenance, landscaping, and snow removal. This increase was partially offset by a reduction in bad debt expense of $0.7 million. As a percentage of revenue, property operating expenses increased between periods from 13.7% to 13.9%.

Real estate taxes decreased less than $0.1 million, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(1,166)
Properties under redevelopment during 2017 and/or 2018	327
Properties fully operational during 2017 and 2018 and other	806
Total	$(33)

The net $0.8 million increase in real estate taxes for properties fully operational during 2017 and 2018 is primarily due to higher tax assessments at certain properties offset by higher successful appeals in 2017 compared to 2018 that reduced real estate tax expense. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in tenant reimbursement revenue.

General, administrative and other expenses decreased less than $0.1 million. The change is due to lower share-based compensation expense as a result of previously granted awards becoming fully amortized as of June 30, 2018 offset by higher personnel and overhead expenses.

Depreciation and amortization expense decreased $15.5 million, or 11.8%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(5,076)
Properties under redevelopment during 2017 and/or 2018	(2,915)
Properties fully operational during 2017 and 2018 and other	(7,478)
Total	$(15,469)

The net decrease of $7.5 million in depreciation and amortization at properties fully operational during 2017 and 2018 is primarily due to accelerated depreciation and amortization on tenant-specific assets caused by tenants vacating prior to their lease expiration in 2017, compared to the same period in 2018, and certain assets becoming fully depreciated in 2017.

In connection with the preparation and review of the financial statements, we evaluated certain properties for impairment and recorded a $38.8 million impairment charge due to changes during 2018 in facts and circumstances underlying the Company’s expected future hold period of these properties.  A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of these properties. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of these assets, leading to the charge during 2018. We estimated the fair value using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the estimated fair value to the carrying value, which resulted in the recording of a non-cash impairment charge of $38.8 million for the nine months ended September 30, 2018.

Interest expense decreased $0.1 million or 0.2%. The decrease is due to a reduction in debt as proceeds from property sales were utilized to pay down outstanding borrowings. This reduction was mainly offset by a slight increase in the Company's weighted average borrowing rate.

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

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. For the three months ended September 30, 2018 and 2017, we excluded five redevelopment properties and the recently completed Burnt Store Marketplace, City Center, and Fishers Station from the same property pool. In addition, Northdale Promenade and Parkside Town Commons - Phase II were included in the same property pool for the three months ended September 30, 2018 and 2017.

The following table reflects Same Property NOI and a reconciliation to net income attributable to common shareholders for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2018	2017	% Change	2018	2017	% Change
Number of properties for the quarter[1]	104	104

Leased percentage at period end	93.9%	94.4%		93.9%	94.4%
Economic Occupancy percentage[2]	92.3%	93.0%		92.9%	93.6%

Same Property NOI[3]	$55,360	$54,542	1.5%	$162,853	$160,482	1.5%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$55,360	$54,542		$162,853	$160,482
Net operating income - non-same activity[4]	6,985	9,911		32,427	40,084
Other (expense) income, net	(247)	(61)		1,865	(250)
General, administrative and other	(4,865)	(5,431)		(16,364)	(16,389)
Impairment charges	—	—		(38,847)	(7,411)
Depreciation and amortization expense	(36,858)	(42,793)		(115,864)	(131,333)
Interest expense	(16,058)	(16,372)		(49,141)	(49,250)
Gains on sales of operating properties	—	—		8,329	15,160
Net income attributable to noncontrolling interests	(379)	(418)		(604)	(1,528)
Net (loss) income attributable to common shareholders	$3,938	$(622)		$(15,346)	$9,565

____________________
1
Same Property NOI excludes five properties in redevelopment, the recently completed City Center, Burnt Store Marketplace, and Fishers Station redevelopments as well as office properties (Thirty South Meridian and Eddy Street Commons).

2
Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.

3
Same Property NOI excludes net gains from outlot sales, straight-line rent revenue, lease termination fees, amortization of lease intangibles, fee income and significant prior period expense recoveries and adjustments, if any.

4	Includes non-cash activity across the portfolio as well as net operating income from properties not included in the same property pool.

Our Same Property NOI increased 1.5% for the three months ended September 30, 2018 compared to the same periods of the prior year. This increase was primarily due to increases in rental rates driven by contractual rent increases and continued strong shop leasing activity. This increase was partially offset by a decline in economic occupancy from recent anchor vacancies.

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

As of September 30, 2018, we had approximately $436.6 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $30.7 million in cash and cash equivalents as of September 30, 2018.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of September 30, 2018.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of September 30, 2018, we had no debt scheduled to mature prior to September 30, 2019, excluding scheduled monthly principal payments. We believe we have sufficient liquidity to repay these obligations from cash flows generated from operations.

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

In August 2018, our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the third quarter of 2018. This distribution was paid on October 12, 2018 to common shareholders and Common Unit holders of record as of October 5, 2018. Future distributions, if any, are at the discretion of the Board of Trustees.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the nine months ended September 30, 2018, we incurred $3.3 million of costs for recurring capital expenditures on operating properties and $12.5 million of costs for tenant improvements and external leasing commissions at operating properties. We currently anticipate incurring approximately $14 million to $20 million of additional major tenant improvements and renovation costs within the next 12 months at a number of our operating properties. This amount may increase as additional leases with anchor tenants are executed.

We have received notice from one set of our joint venture partners exercising their right to redeem $22.0 million of their noncontrolling interests. We redeemed $10.0 million of our redemption obligation on August 8, 2018. We are required to fund the remaining $12.0 million of our redemption obligation with cash prior to November 8, 2018. See further discussion in Note 2 to the consolidated financial statements.

As of September 30, 2018, we had one development project under construction.  The total estimated cost of this project is approximately $10.0 million, of which $3.6 million had been incurred as of September 30, 2018.  We anticipate incurring the majority of the remaining $6.4 million of costs over the next 12 to 18 months.  We believe we have sufficient liquidity and financing in place to fund this project and expect to do so through cash flow from operations or borrowings on our unsecured revolving credit facility.

We have three properties in our 3-R initiative that are currently under construction. Total estimated costs of this construction are expected to be in the range of $24.5 million to $27.5 million and are expected to be substantially incurred by the end of 2018. We expect to be able to fund the majority of these costs with operating cash flows.

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

Capital Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the nine months ended September 30, 2018:

Nine Months Ended
($ in thousands)	September 30, 2018
Development Projects	$1,921
Under Construction 3-R Projects	15,393
3-R Opportunities	2,422
Recently completed developments/redevelopments and other[1]	13,658
Recurring operating capital expenditures (primarily tenant improvement payments)	13,893
Total	$47,287

____________________
1	This classification includes Parkside Town Commons - Phase II, Holly Springs Towne Center - Phase II, and Burnt Store Marketplace.

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.1 million for the three and nine months ended September 30, 2018.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of September 30, 2018:

($ in thousands)	Scheduled Principal Payments	Term Maturity[1]	Total
2018	$1,260	$—	$1,260
2019	5,165	—	5,165
2020	5,396	20,700	26,096
2021	4,624	359,875	364,499
2022	1,113	428,308	429,421
Thereafter	7,236	748,981	756,217
	$24,794	$1,557,864	$1,582,658
Unamortized net debt premiums and issuance costs, net			(4,330)
Total			$1,578,328

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

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of September 30, 2018.

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

Cash Flows

As of September 30, 2018, we had cash, cash equivalents, and restricted cash on hand of $41.0 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Cash provided by operating activities was $119.0 million and $123.8 million for the nine months ended September 30, 2018 and 2017, respectively.  The cash flows were positively impacted from the completion of several 3-R projects and improved small shop occupancy. These increases were offset by a decrease in cash provided by operating activities due to our 2017 and 2018 property sales and higher anchor vacancy.

Cash provided by investing activities was $103.6 million for the nine months ended September 30, 2018, as compared to cash provided by investing activities of $21.1 million in the same period of 2017.  Highlights of significant cash sources and uses in investing activities are as follows:

•
Net proceeds of $151.5 million related to the sale of Trussville Promenade and Memorial Commons in the first quarter of 2018 and contribution of three properties to the TH Real Estate joint venture in the second quarter of 2018. This compares to net proceeds of $76.1 million over the same period in 2017 from the sale of three operating properties;

•
Decrease in capital expenditures of $14.3 million and a higher cash outflow of construction payables of $7.3 million based upon the timing of construction work.  In 2017, we substantially completed Parkside Towne Commons - Phase II, the expansion of Holly Springs Towne Center - Phase II, and several other redevelopment properties.

Cash used in financing activities was $213.8 million for the nine months ended September 30, 2018, compared to cash used in financing activities of $132.6 million in the same period of 2017.  Highlights of significant cash sources and uses in financing activities during the first nine months of 2018 are as follows:

•	We retired the $33.3 million loan secured by our Perimeter Woods operating property using a draw on the unsecured revolving credit facility;

•	We retired the $33.0 million loan secured by our Killingly Commons operating property using a draw on the unsecured revolving credit facility;

•	We borrowed $43.1 million on the unsecured revolving credit facility to fund development activities, redevelopment activities, and tenant improvement costs;

•	We used the $89.0 million of net proceeds from the contribution of three operating properties to the TH Real Estate joint venture to pay down the unsecured revolving credit facility;

•	We used the $63.0 million of proceeds from the sale of two operating properties to pay down the unsecured revolving credit facility;

•	We borrowed $10.0 million on the Credit Facility to partially redeem our partners' interest in the Territory joint venture; and

•	We made distributions to common shareholders and Common Unit holders of $82.6 million.

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

Our calculations of FFO1 and reconciliation to consolidated net income for the three and nine months ended September 30, 2018 and 2017 (unaudited) are as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated net income (loss)	$4,317	$(204)	$(14,742)	$11,093
Less: net income attributable to noncontrolling interests in properties	(285)	(432)	(979)	(1,302)
Less: gains on sales of operating properties	—	—	(8,329)	(15,160)
Add: impairment charges	—	—	38,847	7,411
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	37,045	42,474	115,501	129,890
FFO of the Operating Partnership[1]	41,077	41,838	130,298	131,932
Less: Limited Partners' interests in FFO	(986)	(949)	(3,127)	(2,995)
Funds From Operations attributable to Kite Realty Group Trust common shareholders[1]	$40,091	$40,889	$127,171	$128,937

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

($ in thousands)	Three Months Ended September 30, 2018
Consolidated net income	$4,317
Adjustments to net income
Depreciation and amortization	36,858
Interest expense	16,058
Impairment charge	—
Income tax benefit of taxable REIT subsidiary	(27)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	57,206
Adjustments to EBITDA:
Unconsolidated EBITDA	598
Other income and expense, net	379
Noncontrolling interest	(251)
Adjusted EBITDA	57,932

Annualized Adjusted EBITDA[1]	231,728

Company share of net debt:
Mortgage and other indebtedness	1,578,328
Less: Partner share of consolidated joint venture debt[2]	(5,603)
Less: Cash, cash equivalents, and restricted cash	(41,016)
Plus: Company Share of Unconsolidated Joint Venture Debt	20,641
Plus: Net debt premiums and issuance costs, net	4,330
Company Share of Net Debt	$1,556,680
Net Debt to Adjusted EBITDA	6.7x

____________________
1	Represents Adjusted EBITDA for the three months ended September 30, 2018 (as shown in the table above) multiplied by four.
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

Market Risk Related to Fixed and Variable Rate Debt

We had $1.6 billion of outstanding consolidated indebtedness as of September 30, 2018 (exclusive of net premiums and issuance costs, net of $4.3 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $337.4 million, with expiration dates through 2021.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.4 billion (90%) and $0.2 billion (10%), respectively, of our total consolidated indebtedness at September 30, 2018.

As of September 30, 2018, we had no debt maturing within the next twelve months.   A 100-basis point change in interest rates on our unhedged variable rate debt as of September 30, 2018 would change our annual cash flow by $1.6 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended September 30, 2018, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan ("2013 Plan"). These shares were repurchased by the Company.

The following table summarizes all of these repurchases during the three months ended September 30, 2018:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31	1,036	—	N/A	N/A
August 1 - August 31	715	$—	—	N/A
September 1 - September 30	—	—	N/A	N/A
Total	1,751

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

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

 Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

10.1	Separation Agreement and General Release, dated as of June 30, 2018, by and between Kite Realty Group Trust and Daniel R. Sink	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 2, 2018

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

KITE REALTY GROUP TRUST

November 2, 2018	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 2, 2018	By:	/s/ David E. Buell
(Date)		David E. Buell
Chief Accounting Officer
(Principal Financial Officer)