Form 10-K
period 2018-12-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2019-02-27
CIK 1286043, 1636315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Kite Realty Group Trust	Yes ☒	No ☐	Kite Realty Group, L.P.	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229,405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐

Kite Realty Group Trust	Yes ☐	No ☒	Kite Realty Group, L.P.	Yes ☐	No ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $1.4 billion based upon the closing price on the New York Stock Exchange on such date.

The number of Common Shares outstanding as of February 22, 2019 was 83,823,281 ($.01 par value).

Documents Incorporated by Reference

Portions of the definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 14, 2019, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2018 owned approximately 97.6% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.4% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.

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
December 31, 2018

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•	national and local economic, business, real estate and other market conditions, particularly in connection with low or negative growth in the U.S. economy as well as economic uncertainty;

•	financing risks, including the availability of, and costs associated with, sources of liquidity;

•	our ability to refinance, or extend the maturity dates of, our indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant closures or bankruptcies;

•	the competitive environment in which we operate;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	our ability to maintain our status as a real estate investment trust for U.S. federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property we own;

•	the actual and perceived impact of online retail on the value of shopping center assets;

•	risks related to the geographical concentration of our properties in Florida, Indiana and Texas;

•	insurance costs and coverage;

•	risks associated with cybersecurity attacks and the loss of confidential information and other business disruptions;

•	other factors affecting the real estate industry generally; and

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

As of December 31, 2018, we owned interests in 111 operating and redevelopment properties totaling approximately 21.9 million square feet. We also owned one development project under construction as of this date.  Our retail operating portfolio was 94.6% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 2.6% of our total annualized base rent. In the aggregate, our largest 25 tenants accounted for 34.1% of our annualized base rent.  See Item 2, “Properties” for a list of our top 25 tenants by annualized base rent.

Significant 2018 Activities

Operating Activities

We continued to drive strong operating results from our portfolio as follows:

•	Realized net loss attributable to common shareholders of $46.6 million, which included $70.4 million of impairment charges;

•
Same Property Net Operating Income ("Same Property NOI") increased by 1.4% in 2018 compared to 2017 primarily due to increases in rental rates and an improved tenant mix driven by strong shop leasing activity;

•
We executed new and renewal leases on 315 individual spaces for approximately 1.7 million square feet of retail space, achieving a blended cash rent spread of 6.8% for comparable leases. As part of the total leasing activity, we executed 12 new anchor leases for 297,000 square feet for a blended cash rent spread of 8.4%;

•	We opened 135 new tenant spaces totaling 602,000 square feet;

•	Our operating portfolio annual base rent ("ABR") per square foot as of December 31, 2018 was $16.84, an increase of $0.52 or 3.2% from the end of the prior year; and

•	Small shop leased percentage was 91.2% as of December 31, 2018, which was an all-time Company high.

Disposition Activities

During 2018, we sold six non-core operating properties for $125 million of gross proceeds that were used to pay down our existing credit facility. These operating retail assets had a weighted average ABR of $12.23, which was 27% lower than the remaining operating portfolio ABR.

We entered into a strategic joint venture with Nuveen (formerly known as TH Real Estate) by selling an 80% interest in three core retail assets resulting in gross proceeds of $89 million.

Development and Redevelopment Activities

We believe evaluating our operating properties for development and redevelopment opportunities enhances shareholder value as it will make them more attractive for leasing to new tenants and it improves long-term values and economic returns. We initiated, advanced, and completed a number of development and redevelopment activities in 2018, including the following:

•
Eddy Street Commons in South Bend, Indiana – Phase II of Eddy Street Commons is a mixed-use development at the University of Notre Dame that will include a retail component, apartments, townhomes, and a community center. The total projected costs for all components of the project are $90.8 million, of which our share is $10.0 million, although we have provided a completion guaranty to the South Bend Redevelopment Commission and the South Bend Economic Development Commission on the construction of the entire project. The project is currently under construction with a projected stabilization date of late 2020.

We completed construction of a full-service Embassy Suites hotel at Phase I of Eddy Street Commons, which opened in September 2018. The Company has a 35% ownership interest in the hotel.

•
Under Construction Redevelopment, Reposition, and Repurpose (“3-R”) Projects. Our 3-R initiative continued to progress in 2018 with the completion of six projects. Total costs incurred on these projects were $64.6 million with a composite annual return of 8.6%.

Financing and Capital Raising Activities.

 In 2018, we were able to maintain our strong balance sheet, financial flexibility and liquidity to fund future growth.  We ended the year with approximately $484.9 million of combined cash and borrowing capacity on our unsecured revolving credit facility.

In October 2018, we closed on a $250 million ten-year unsecured term loan that extended the weighted average scheduled maturity of the debt portfolio by a full year to 6.2 years and laddered the debt maturity schedule so that no more than 20% of the Company's debt is scheduled to mature in any single calendar year.

We have only $20.7 million of principal scheduled to mature through December 31, 2020, and a debt service coverage ratio of 3.3x as of December 31, 2018.  We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings were unchanged during 2018.

Business Objectives and Strategies

Our primary business objectives are to increase the cash flow and value of our properties, achieve sustainable long-term growth and maximize shareholder value primarily through the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers.  We invest in properties with well-located real estate and strong demographics, and we use our leasing and management strategies to improve the long-term values and economic returns of our properties.  We believe that certain of our properties represent attractive opportunities for profitable renovation and expansion.

We seek to implement our business objectives through the following strategies, each of which is more completely described in the sections that follow:

•
Operating Strategy: Maximizing the internal growth in revenue from our operating properties by leasing and re-leasing to a strong and diverse group of retail tenants at increasing rental rates, when possible, and redeveloping or renovating certain properties to make them more attractive to existing and prospective tenants and consumers;

•
Financing and Capital Preservation Strategy: Maintaining a strong balance sheet with sufficient flexibility to fund our operating and investment activities.  Funding sources include the public equity and debt markets, existing $485 million of cash and available liquidity under revolving credit facility, new secured debt, internally generated funds, proceeds from selling land and properties that no longer fit our strategy, and potential strategic joint ventures.

•
Growth Strategy: Prudently using available cash flow, targeted asset recycling, equity, and debt capital to selectively acquire additional retail properties and redevelop or renovate our existing properties where we believe that investment returns would meet or exceed internal benchmarks; and

Operating Strategy. Our primary operating strategy is to maximize rental rates and occupancy levels by attracting and retaining a strong and diverse tenant base. Most of our properties are located in regional and neighborhood trade areas with attractive demographics, which allows us to maximize occupancy and rental rates. We seek to implement our operating strategy by, among other things:

•	increasing rental rates upon the renewal of expiring leases or re-leasing space to new tenants while minimizing vacancy to the extent possible;

•	maximizing the occupancy of our operating portfolio;

•	minimizing tenant turnover;

•	maintaining leasing and property management strategies that maximize rent growth and cost recovery;

•	maintaining a diverse tenant mix that limits our exposure to the financial condition of any one tenant or category of retail tenants;

•	maintaining and improving the physical appearance, condition, layout and design of our properties and other improvements located on our properties to enhance our ability to attract customers;

•	implementing offensive and defensive strategies against e-commerce competition;

•	actively managing properties to minimize overhead and operating costs;

•
maintaining strong tenant and retailer relationships in order to avoid rent interruptions and reduce marketing, leasing and tenant improvement costs that result from re-leasing space to new tenants; and

•	taking advantage of under-utilized land or existing square footage, reconfiguring properties for more profitable use, and adding ancillary income sources to existing facilities.

We successfully executed our operating strategy in 2018 in a number of ways, including Same Property NOI growth of 1.4%, a blended new and renewal cash leasing spread of 6.8%, and an increase in our small shop leased percentage to 91.2% as of year end. We have placed significant emphasis on maintaining a strong and diverse retail tenant mix, which has resulted in no tenant accounting for more than 2.6% of our annualized base rent. See Item 2, “Properties” for a list of our top tenants by gross leasable area ("GLA") and annualized base rent.

Financing and Capital Preservation Strategy. We finance our acquisition, development, and redevelopment activities seeking to use the most advantageous sources of capital available to us at the time.  These sources may include the reinvestment of cash flows generated by operations, the sale of common or preferred shares through public offerings or private placements, the reinvestment of net proceeds from the disposition of assets, the incurrence of additional indebtedness through secured or unsecured borrowings, and entering into real estate joint ventures.

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

Strengthening our balance sheet continues to be one of our top priorities.  In February 2019, the Company announced a plan to market and sell up to $500 million in non-core assets as part of a program designed to improve the Company’s portfolio quality, reduce its leverage, and focus operations on markets where the Company believes it can gain scale and generate attractive risk-adjusted returns. The Company currently anticipates that the bulk of the net proceeds will be used to repay debt, further strengthening its balance sheet.

We maintain an investment grade credit rating that we expect will continue to enable us to opportunistically access the public unsecured bond market and will allow us to lower our cost of capital and provide greater flexibility in managing the acquisition and disposition of assets in our operating portfolio.

We intend to continue implementing our financing and capital strategies in a number of ways, which may include one or more of the following actions:

•
prudently managing our balance sheet, including maintaining sufficient availability under our unsecured revolving credit facility so that we have additional capacity to fund our development and redevelopment projects and pay down maturing debt if refinancing that debt is not desired or practical;

•	extending the scheduled maturity dates of and/or refinancing our near-term mortgage, construction and other indebtedness;

•	expanding our unencumbered asset pool;

•	raising additional capital through the issuance of common shares, preferred shares or other securities;

•	managing our exposure to interest rate increases on our variable-rate debt through the selective use of fixed rate hedging transactions;

•	issuing unsecured bonds in the public markets, and securing property-specific long-term non-recourse financing; and

•	entering into joint venture arrangements in order to access less expensive capital and mitigate risk.

Growth Strategy. Our growth strategy includes the selective deployment of financial resources to projects that are expected to generate investment returns that meet or exceed our internal benchmarks. We implement our growth strategy in a number of ways, including:

•
continually evaluating our operating properties for redevelopment and renovation opportunities that we believe will make them more attractive for leasing to new tenants, right-sizing of anchor spaces while increasing rental rates, and re-leasing spaces to existing tenants at increased rental rates;

•
disposing of selected assets that no longer meet our long-term investment criteria and recycling the net proceeds into properties that provide attractive returns and rent growth potential in targeted markets or using the proceeds to repay debt, thereby reducing our leverage; and

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

•
opportunities for strengthening the tenant mix at our properties through the placement of anchor tenants such as value retailers, grocers, soft goods stores, theaters, or sporting goods retailers, as well as further enhancing a diverse tenant mix that includes restaurants, specialty shops, service retailers such as banks, dry cleaners and hair salons, and shoe and clothing retailers, some of which provide staple goods to the community and offer a high level of convenience;

•	the configuration of the property, including ease of access, availability of parking, visibility, and the demographics of the surrounding area; and

•	the level of success of existing properties in the same or nearby markets.

In 2018, we completed one development and six 3-R projects at total costs of $79.9 million and an aggregate return on cost of 8.5%.

Competition

The United States commercial real estate market continues to be highly competitive. We face competition from other REITs, including other retail REITs, and other owner-operators engaged in the ownership, leasing, acquisition, and development of shopping centers as well as from numerous local, regional and national real estate developers and owners in each of our markets.  Some of these competitors may have greater capital resources than we do, although we do not believe that any single competitor or group of competitors is dominant in any of the markets in which we own properties.

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

Government Regulation

We and our properties are subject to a variety of federal, state, and local environmental, health, safety and similar laws, including:

Americans with Disabilities Act. Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA"), to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in orders requiring us to spend substantial sums to cure violations, pay attorneys' fees, or pay other amounts. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

Affordable Care Act. We may be subject to excise taxes under the employer mandate provisions of the Affordable Care Act ("ACA") if we (i) do not offer health care coverage to substantially all of our full-time employees and their dependents or (ii) do not offer health care coverage that meets the ACA's affordability and minimum value standards. The excise tax is based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than $0.3 million, as we had 144 full-time employees as of December 31, 2018.

Environmental Regulations. Some properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances. These storage tanks may have released, or have the potential to release, such substances into the environment.

In addition, some of our properties have tenants which may use hazardous or toxic substances in the routine course of their businesses. In general, these tenants have covenanted in their leases with us to use these substances, if any, in compliance with all environmental laws and have agreed to indemnify us for any damages we may suffer as a result of their use of such substances. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Finally, certain of our properties have contained asbestos-containing building materials, or ACBM, and other properties may have contained such materials based on the date of its construction. Environmental laws require that ACBM be properly managed and maintained, and fines and penalties may be imposed on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

Insurance

We carry comprehensive liability, fire, extended coverage, and rental loss insurance that covers all properties in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage, geographic locations of our assets and industry practice. Certain risks such as loss from riots, war or acts of God, and, in some cases, flooding are not insurable; and therefore, we do not carry insurance for these losses. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.

Offices

Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

As of December 31, 2018, we had 144 full-time employees. The majority of these employees were based at our Indianapolis, Indiana headquarters.

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

The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

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

Certain sectors of the United States economy, including the retail sector, have experienced and continue to experience sustained weakness.  Over the past several years, this structural weakness has resulted in the bankruptcy or weakened financial condition of a number of retailers, decreased consumer spending, increased home foreclosures, low consumer confidence, and reduced demand and rental rates for certain retail space. General economic factors that are beyond our control, including, but not limited to, economic recessions, decreases in consumer confidence and spending, decreases in business confidence and business spending, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, higher tax rates or other changes in taxation, rising interest rates, business layoffs, downsizing and industry slowdowns, unemployment and/or rising or falling inflation, could have a negative impact on the business of our retail tenants.  In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things, (i) have difficulty paying their rent obligations as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or request rent concessions on such leases, or (iv) be forced to curtail operations or declare bankruptcy.  We are also susceptible to other developments and conditions that could have a material adverse effect on our business. These developments and conditions include relocations of businesses, changing demographics (including the number of households and average household income surrounding our properties), increasing consumer shopping via the internet (or e-commerce), other changes in retailers' and consumers' preferences and behaviors, infrastructure quality, federal, state, and local budgetary constraints and priorities, increases in real estate and other taxes, increased government regulation and the related compliance cost, decreasing valuations of real estate, and other factors.

Further, we continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate assets may not be recoverable.  Challenging market conditions could require us to recognize impairment charges with respect to one or more of our properties, or a loss on the disposition of one or more of our properties.

The expansion of e-commerce may impact our tenants and our business.

The prominence of e-commerce continues to increase and its growth is likely to continue or accelerate in the future. Continued expansion of e-commerce could result in a downturn in the businesses of some of our tenants and affect decisions made by current and prospective tenants in leasing space or operating their businesses, including reduction of the size or number of their retail locations in the future. We cannot predict with certainty how the growth in e-commerce will impact the demand for space at our properties or the revenue generated at our properties in the future. Although we continue to aggressively respond to these trends, including by entering into or renewing leases with tenants whose businesses are perceived as more resistant to e-commerce (such as services, restaurant, grocery, specialty and other experiential retailers), the risks associated with e-commerce could have a material adverse effect on the business outlook and financial results of our present and future tenants, which in turn could have a material adverse effect on our cash flow and results of operations.

If our tenants are unable to secure financing necessary to continue to operate and grow their businesses and pay us rent, we could be materially and adversely affected.

Many of our tenants rely on external sources of financing to operate and grow their businesses.  Future economic downturns and disruptions in credit markets may adversely affect our tenants’ ability to obtain debt financing at favorable rates or at all.  If our tenants are unable to secure financing necessary to operate or expand their businesses, they may be unable to meet their rent obligations to us or enter into new leases with us or be forced to declare bankruptcy and reject our leases with them, which could materially and adversely affect our cash flow and results of operations.

Our business is significantly influenced by demand for retail space generally, a decrease in which may have a greater adverse effect on our business than if we owned a more diversified real estate portfolio.

Because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space, due to the economic factors discussed above or otherwise, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate property portfolio. The market for retail space has been, and could be in the future, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of certain large retailing companies, the ongoing consolidation and contraction in the retail sector, the excess amount of retail space in a number of markets and increasing e-commerce and the perception such online retail competition has on the value of shopping center assets. To the extent that any of these conditions occur, they are likely to negatively affect market rents for retail space, which in turn could materially and adversely affect our financial condition, results of operations, cash flow, common share trading price, and ability to satisfy our debt service obligations and to pay distributions to our shareholders.

The closure of any stores by any non-owned anchor tenant or the bankruptcy of a major tenant with leases in multiple locations, because of a deterioration of its financial condition or otherwise, could have a material adverse effect on our results of operations.

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, particularly in the face of online competition and during periods of economic or political uncertainty.  Economic and political uncertainty, including uncertainty related to taxation, may affect our tenants, joint venture partners, lenders, financial institutions and general economic conditions, such as consumer confidence and spending, business confidence and spending and the volatility of the stock market. In the event of prolonged severe economic conditions, our tenants may delay or cancel lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases with us and the related loss of rental income. Lease terminations or failure of a major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers because of contractual co-tenancy termination or rent reduction rights contained in some leases.  In such an event, we may be unable to re-lease the vacated space at attractive rents or at all.  In some cases, it may take extended periods of time to re-lease a space, particularly one previously occupied by a major tenant or non-owned anchor. Additionally, in the event our tenants are involved in mergers or acquisitions with or by third parties or undertake other restructurings, such tenants may choose to consolidate, downsize or relocate their operations, resulting in terminating or not renewing their leases with us or vacating the leased premises. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could have a material adverse effect on our results of operations.

We face potential material adverse effects from tenant bankruptcies, and we may be unable to collect balances due from such tenants, replace the tenant at current rates, or at all.

Tenant bankruptcies may increase during periods of difficult economic conditions. We cannot make any assurances that a tenant filing for bankruptcy protection will continue to pay its rent obligations. A bankruptcy filing by one of our tenants or a lease guarantor would legally prohibit us from collecting pre-bankruptcy debts from that tenant or the lease guarantor, unless we receive an order from the bankruptcy court permitting us to do so. Such bankruptcies could delay, reduce, or ultimately preclude collection of amounts owed to us. A tenant in bankruptcy may attempt to renegotiate the lease or request significant rent concessions. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages, including pre-bankruptcy balances. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. There are restrictions under bankruptcy laws that limit the amount of the claim we can make for future rent under a lease if the lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold from a tenant in bankruptcy, which would result in a reduction in our cash flow and in the amount of cash available for distribution to our shareholders and could have a material adverse effect on our results of operations.

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

Our ability to make distributions to our shareholders depends on our ability to generate substantial revenues from our properties. Periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Such events would materially and adversely affect our financial condition, results of operations, cash flow, per share trading price of our common shares, ability to satisfy debt service obligations, and ability to make distributions to shareholders.

In addition, other events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include but are not limited to:

•	adverse changes in the national, regional and local economic climate, particularly in Florida, Indiana and Texas where 25%, 15% and 12%, respectively, of our total annualized base rent is earned;

•	tenant bankruptcies;

•	local oversupply of rental space, increased competition or reduction in demand for rentable space;

•	inability to collect rent from tenants or having to provide significant rent concessions to tenants;

•	vacancies or our inability to rent space on favorable terms or at all;

•	downward trends in market rental rates;

•	inability to finance property development, tenant improvements and acquisitions on favorable terms;

•	increased operating costs, including maintenance, insurance, utilities and real estate taxes and a decrease in our ability to recover such increased costs from our tenants;

•	the need to periodically fund the costs to repair, renovate and re-lease spaces in our operating properties;

•	decreased attractiveness of our properties to tenants;

•	weather conditions that may increase energy costs and other weather-related expenses, such as snow removal costs;

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

We compete with numerous developers, owners and operators of retail shopping centers, regional malls, and outlet malls for tenants. These competitors include institutional investors, other REITs, including other retail REITs, and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same markets but which have greater capital resources. As of December 31, 2018, leases representing 5.8% of our total annualized base rent were scheduled to expire in 2019.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may be unable to lease on satisfactory terms and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our leases with them expire. We also may be required to offer more substantial rent reductions or abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements than we have done historically.  As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be materially adversely affected. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make, which would reduce cash available for distributions to shareholders. If retailers or consumers perceive that shopping at other venues, online or by phone is more convenient, cost-effective or otherwise more attractive, our revenues and results of operations also may suffer.

Because of our geographic concentration in Florida, Indiana and Texas, a prolonged economic downturn in these states could materially and adversely affect our financial condition and results of operations.

The specific markets in which we operate may face challenging economic conditions that could persist into the future.  In particular, as of December 31, 2018, rents from our owned square footage in the states of Florida, Indiana and Texas comprised 25%, 15%, and 12% of our annualized base rent, respectively.  This level of concentration could expose us to greater economic risks than if we owned properties in numerous geographic regions. Adverse economic or real estate trends in Florida, Indiana, Texas, or the surrounding regions, or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms, or at all, and have other material adverse effects on our business.

Disruptions in the financial markets generally, or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing on favorable terms or at all.  These disruptions could impact the overall amount of equity and debt financing available, lower loan to value ratios, cause a tightening of lender underwriting standards and terms and cause higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness on favorable terms or at all. We have approximately $20.7 million of debt principal schedule to mature through December 31, 2020. If we are not successful in refinancing our outstanding debt when it becomes due, we may have to dispose of properties on disadvantageous terms, which could adversely affect our ability to service other debt and to meet our other obligations. We currently have sufficient capacity under our unsecured revolving credit facility and operating cash flows to retire outstanding debt maturing through 2021 in the event we are not able to refinance such debt when it becomes due, but we cannot provide any assurance that we will be able to maintain capacity to retire any or all of our outstanding debt beyond 2021.

If economic conditions deteriorate in any of our markets, we may have to seek less attractive, alternative sources of financing and adjust our business plan accordingly. These factors may make it more difficult for us to sell properties or may adversely affect the selling price, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events also may make it difficult or costly to raise capital through the issuance of our common shares or preferred shares. The disruptions in the financial markets have had, and may continue to have, a material adverse effect on the market value of our common shares and other aspects of our business, as well as the economy in general. Furthermore, there can be no assurances that government responses to disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or debt financing.

Our real estate assets may be subject to impairment charges, which may negatively affect our net income.

Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable through future operations. On at least a quarterly basis, we evaluate whether there are any indicators, including poor operating performance or deteriorating general market conditions, that the carrying value of our real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. As part of this evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including current and projected rental rates, costs of tenant improvements, leasing commissions, anticipated hold periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results if the property was disposed. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss, and such loss could be material to our financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over estimated fair value. If the above-described negative indicators are not identified during our period property evaluations, management will not assess the recoverability of a property's carrying value.

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

We had $1.5 billion of consolidated indebtedness outstanding as of December 31, 2018, which may have a material adverse effect on our financial condition and results of operations and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest charges, along with any applicable prepayment premium, may materially adversely affect our operating performance. We had $1.5 billion of consolidated outstanding indebtedness as of December 31, 2018.  At December 31, 2018, $464.1 million of our debt bore interest at variable rates ($72.9 million when reduced by $391.2 million of fixed interest rate swaps). Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it could materially adversely affect our results of operations. For example, if market rates of interest on our variable rate debt outstanding, net of cash flow hedges, as of December 31, 2018 increased by 1%, the increase in interest expense on our unhedged variable rate debt would decrease future cash flows by approximately $0.7 million annually.

We may incur additional debt in connection with various development and redevelopment projects and may incur additional debt upon the future acquisition of operating properties. Our organizational documents do not limit the amount of indebtedness that we may incur. We may borrow new funds to develop or acquire properties. In addition, we may increase our mortgage debt by obtaining loans secured by some or all of the real estate properties we develop or acquire. We also may borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual “REIT taxable income” (determined before the deduction of dividends paid and excluding net capital gains) or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes or otherwise avoid paying taxes that can be eliminated through distributions to our shareholders.

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

Certain of our loan agreements contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under such loans.  The agreements relating to our unsecured revolving credit facility, unsecured term loan and seven-year unsecured term loan contain provisions providing that any “Event of Default” under one of these facilities or loans will constitute an “Event of Default” under the other facility or loan. In addition, these agreements relating to our unsecured revolving credit facility, unsecured term loan and seven-year unsecured term loan, as well as the agreement relating to our senior unsecured notes, include a provision providing that any payment default under an agreement relating to any material indebtedness will constitute an “Event of Default” thereunder. These provisions could allow the lending institutions to accelerate the amount due under the loans.  If payment is accelerated, our assets may not be sufficient to repay such debt in full, and, as a result, such an event may have a material adverse effect on our cash flow, financial condition and results of operations.  We were in compliance with all applicable covenants under the agreements relating to our unsecured revolving credit facility, unsecured term loan and seven-year unsecured term loan and senior unsecured notes as of December 31, 2018, although there can be no assurance that we will continue to remain in compliance in the future.

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

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

As of December 31, 2018, we had approximately $464.1 million of debt outstanding that was indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the further effect of this announcement, any changes in the methods by which LIBOR is determined or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere.  In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators, the Alternative Reference Rates Committee ("ARRC"). SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to LIBOR for use in derivatives and other financial contracts that currently rely on LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

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

As of December 31, 2018, we owned interests in two of our operating properties through consolidated joint ventures and interests in four properties through unconsolidated joint ventures. In addition, we currently own land held for development through one consolidated joint venture.  Our joint ventures may involve risks not present with respect to our wholly owned properties, including the following:

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

As of December 31, 2018, we have one development project and four redevelopment projects under construction or in the planning stage, including de-leasing space and evaluating development plans and costs with potential tenants and partners. Some of these plans include non-retail uses, such as multifamily housing. New development and redevelopment projects and property acquisitions are subject to a number of risks, including, but not limited to:

•	abandonment of development and redevelopment activities after expending resources to determine feasibility;

•	construction delays or cost overruns that may increase project costs;

•
the failure of our pre-acquisition investigation of a property or building, and any related representations we may receive from the seller, to reveal various liabilities or defects or identify necessary repairs until after the property is acquired, which could reduce the cash flow from the property or increase our acquisition costs;

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

In addition, if a project is delayed or if we are unable to lease designated space to anchor tenants, certain other tenants may have the right to terminate their leases or modify the terms in a manner that is disadvantageous to us. If any of these situations occur, development costs for a project may increase, which may result in reduced returns, or even losses, from such investments. In deciding whether to acquire, develop, or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property. If these properties do not perform as expected, our financial performance may be materially and adversely affected, or an impairment charge could occur. In addition, the issuance of equity securities as consideration for any significant acquisitions could be dilutive to our shareholders.

To the extent that we pursue acquisitions in the future, we may not be successful in acquiring desirable operating properties, for which we face significant competition, or identifying development and redevelopment projects that meet our investment criteria, both of which may impede our growth.

From time to time, consistent with our business strategy, we evaluate the market and may acquire properties when we believe strategic opportunities exist. When we pursue acquisitions, we may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including other REITs and institutional investment funds. Even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price, reducing the return to our shareholders. Additionally, we may not be successful in identifying suitable real estate properties or other assets that meet our development or redevelopment criteria, or we may fail to complete developments, redevelopments, acquisitions or investments on satisfactory terms. Failure to identify or complete developments, redevelopments or acquisitions could slow our growth, which could in turn materially adversely affect our operations.  Furthermore, when we pursue acquisitions, we may agree to provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as limitations on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could adversely affect our financial condition and results of operations.

Development and redevelopment activities may be delayed or may not perform as expected and, in the case of an unsuccessful project, our entire investment could be at risk for loss.

We currently have one development project and one redevelopment project under construction. We have also identified three additional redevelopment opportunities and expect to commence redevelopment in the future. In connection with any development or redevelopment of our properties, we will bear certain risks, including the risk of construction delays or cost overruns that may increase project costs and make a project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, various tenants may have the right to withdraw from a property if a development or redevelopment project is not completed on schedule and required third-party consents may be withheld. In the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss, or an impairment charge could occur.

We may not be able to sell properties when appropriate or on terms favorable to us and could, under certain circumstances, be required to pay a 100% "prohibited transaction" penalty tax related to the properties we sell.

Real estate property investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future.  Before a property can be sold, we may need to make expenditures to correct defects or to make improvements. We may not have funds available to correct such defects or to make such improvements, and if we cannot do so, we might not be able to sell the property or might be required to sell the property on unfavorable terms. With respect to our plan announced in February 2019 to market and sell up to $500 million in non-core assets, there can be no assurances that we will successfully complete the dispositions or that execution of our plan will enhance shareholder value. We may not be able to dispose of any of the properties on terms favorable to us or at all, and each individual sale will depend on, among other things, economic and market conditions, individual asset characteristics and the availability of potential buyers and favorable financing terms at the time. Further, we will incur marketing expenses and other transaction costs in connection with dispositions, and the process of marketing and selling a large pool of properties may distract the attention of our personnel from the operation of our business.

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

In the future, we may be unable to renew or duplicate our current insurance coverage at adequate levels or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, environmental liabilities, or other catastrophic events including hurricanes and floods, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property after a covered period of time, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Events such as these could adversely affect our results of operations and our ability to meet our financial obligations.

Rising operating expenses could reduce our cash flow and funds available for future distributions, particularly if such expenses are not offset by an increase in corresponding revenues.

Our existing properties and any properties we develop or acquire in the future are and will continue to be subject to operating risks common to real estate in general, any or all of which may negatively affect us. The expenses of owning and operating properties generally do not decrease, and may increase, when circumstances such as market factors and competition cause a reduction in income from the properties. Our properties continue to be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, regardless of occupancy rates. As a result, if any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. Therefore, rising operating expenses could reduce our cash flow and funds available for future distributions, particularly if such expenses are not offset by corresponding revenues.

Our business faces potential risks associated with natural disasters, severe weather conditions and climate change, which could have an adverse effect on our cash flow and operating results.

Changing weather patterns and climatic conditions may affect the predictability and frequency of natural disasters in some parts of the world and create additional uncertainty as to future trends and exposures, including certain areas in which our portfolio is concentrated such as Texas and Florida. Our properties are located in many areas that are subject to or have been affected by natural disasters and severe weather conditions such as hurricanes, tropical storms, tornadoes, earthquakes, droughts, floods and fires. Over time, the occurrence of natural disasters, severe weather conditions and changing climatic conditions can delay new development and redevelopment projects, increase repair costs and future insurance costs and negatively impact the demand for lease space in the affected areas, or in extreme cases, affect our ability to operate the properties at all. These risks could have an adverse effect on our cash flow and operating results.

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

Some of the properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances. These tanks may have released, or have the potential to release, such substances into the environment. In addition, some of our properties have tenants that may use hazardous or toxic substances in the routine course of their businesses. In general, these tenants have covenanted in their leases with us to use these substances, if any, in compliance with all environmental laws and have agreed to indemnify us for any damages that we may suffer as a result of their use of such substances. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Finally, certain of our properties have contained asbestos-containing building materials, or ACBM, and other properties may have contained such materials based on the date of its construction. Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that adversely affect our cash flows and results of operations.

Our properties must comply with Title III of the ADA to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Noncompliance with the ADA could result in orders requiring us to spend substantial sums to cure violations, pay attorneys' fees, or pay other amounts. Although we believe the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. While the tenants to whom our properties are leased are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate the properties subject to, those requirements. The resulting expenditures and restrictions could have a material adverse effect on our ability to meet our financial obligations, as well as our cash flows and results of operations.

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

An environment of rising interest rates could lead investors to seek higher yields through other investments, which could adversely affect the market price of our common shares. One of the factors that may influence the price of our common shares in public markets is the rate of annual cash distributions we pay as compared with the yields on alternative investments. Several other factors, such as governmental regulatory action and tax laws, could have a significant impact on the future market price of our common shares. In addition, increases in market interest rates could result in increased borrowing costs for us, which may adversely affect our cash flow and the amounts available for distributions to our shareholders.

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

Our declaration of trust authorizes our Board of Trustees to, among other things, issue additional common shares without shareholder approval. The issuance of substantial numbers of our common shares in the public market or the perception that such issuances might occur could adversely affect the per share trading price of our common shares. In addition, any such issuance could dilute our existing shareholders' interests in our company. Furthermore, if our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2018, we had outstanding 83,800,886 common shares, substantially all of which are freely tradable.  In addition, 2,035,349 units of our Operating Partnership were owned by our executive officers and other individuals as of December 31, 2018, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC to register common shares issued (or issuable upon redemption of units in our Operating Partnership) in our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

Certain officers and trustees may have interests that conflict with the interests of shareholders.

Certain of our officers own limited partner units in our Operating Partnership. These individuals may have personal interests that conflict with the interests of our shareholders with respect to business decisions affecting us and our Operating Partnership, such as interests in the timing and pricing of property sales or refinancing transactions in order to obtain favorable tax treatment. As a result, the effect of certain transactions on these unit holders may influence our decisions affecting these properties.

Departure or loss of our key officers could have an adverse effect on us.

Our future success depends, to a significant extent, upon the continued services of our existing executive officers. The experience of our executive officers in the areas of real estate acquisition, development, finance and management is a critical element of our future success. We have entered into employment agreements with certain members of executive management. Each agreement will continue to renew after expiration of its initial term or applicable renew periods unless we or the individual elects not to renew the agreement. If one or more of our key executive officers were to die, become disabled or otherwise leave our employ, we may not be able to replace this person with an executive of equal skill, ability, and industry expertise within a reasonable timeframe. Until suitable replacements could be identified and hired, our operations and financial condition could be negatively affected.

We depend on external capital to fund our capital needs.

To qualify as a REIT, we are required to distribute to our shareholders each year at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains). In order to eliminate federal income tax, we are required to distribute annually 100% of our net taxable income, including capital gains. Partly because of these distribution requirements, we may not be able to fund all future capital needs, including capital for property development, redevelopment and acquisitions, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms, if at all.  Any additional debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing shareholders.  Our access to third-party sources of capital depends on a number of things, including:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and potential future earnings;

•	our cash flow and cash distributions;

•	our ability to qualify as a REIT for U.S. federal income tax purposes; and

•	the market price of our common shares.

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

If cash available for distribution generated by our assets decreases in future periods from expected levels, our inability to make expected distributions could result in a decrease in the market price of our common shares.  All distributions will be made at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our Board of Trustees may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. Finally, although we do not currently intend to do so, in order to maintain our REIT qualification, we may make distributions that are in part payable in our common shares. Taxable shareholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits and may be required to sell shares received in such distribution or may be required to sell other shares or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a significant number of our shareholders determine to sell common shares in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common shares.

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

We believe that we have qualified for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004.  We intend to continue to meet the requirements for qualification and taxation as a REIT, but we cannot assure shareholders that we will qualify as a REIT. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. As a REIT, we generally will not be subject to U.S. federal income tax on our income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains). The fact that we hold substantially all of our assets through our Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status, and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

If we fail to qualify as a REIT for U.S. federal income tax purposes and are unable to avail ourselves of certain savings provisions set forth in the Code:

•
We would be taxed as a non-REIT "C" corporation, which under current laws, among other things, means not being able to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates and being subject to the federal alternative minimum tax (for taxable years beginning before December 31, 2017) and possibly increased state and local taxes;

•
We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify. Since we are the successor to Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") for federal income tax purposes as a result of its merger with us (the "Merger"), the rule against re-electing REIT status following a loss of such status also would apply to us if Inland Diversified failed to qualify as a REIT in any of its 2012 through 2014 tax years.  Although Inland Diversified believed that it was organized and operated in conformity with the requirements for qualification and taxation as a REIT for each of its taxable years prior to the Merger, Inland Diversified did not request a ruling from the IRS that it qualified as a REIT, and thus no assurance can be given that it qualified as a REIT;

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

If Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") failed to qualify as a REIT for a taxable year before the Merger or for the taxable year that includes the Merger and no relief is available, in connection with the Merger we would succeed to any earnings and profits accumulated by Inland Diversified for the taxable periods that it did not qualify as a REIT, and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including significant interest payments to the IRS) to eliminate such earnings and profits.

We will pay some taxes even if we qualify as a REIT.

Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay certain U.S. federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including capital gains). Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell.

In addition, any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to U.S. federal and possibly state corporate income tax. We have elected to treat Kite Realty Holdings, LLC as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of U.S. federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to U.S. federal income tax on that income because not all states and localities treat REITs the same way they are treated for U.S. federal income tax purposes. To the extent that we and our affiliates are required to pay U.S. federal, state and local taxes, we will have less cash available for distributions to our shareholders.

If Inland Diversified failed to qualify as a REIT for a taxable year before the Merger or the taxable year that includes the Merger and no relief is available, as a result of the Merger (a) we would inherit any corporate tax liabilities of Inland Diversified for Inland Diversified’s open tax years possibly extending back six years or Inland Diversified’s 2012 through 2014 tax years and (b) we would be subject to tax on the built-in gain on each asset of Inland Diversified existing at the time of the Merger if we were to dispose of the Inland Diversified asset within five years following the Merger (i.e. before  July 1, 2019).

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

We believe that our Operating Partnership is organized and operated in a manner so as to be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. As a partnership, our Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of our Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge our Operating Partnership’s status as a partnership for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS was successful in treating our Operating Partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.

There is a risk that the tax laws applicable to REITs may change.

The IRS, the United States Treasury Department and Congress frequently review U.S.federal income tax legislation, regulations and other guidance. The Company cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify the Company's tax treatment and, therefore, may adversely affect our taxation or taxation of our shareholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as non-REIT “C” corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C” corporation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Retail Operating Properties

As of December 31, 2018, we owned interests in a portfolio of 105 retail operating properties totaling approximately 21.2 million square feet of total GLA (including approximately 6.1 million square feet of non-owned anchor space).  The following table sets forth more specific information with respect to our retail operating properties as of December 31, 2018:

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Arizona
The Corner	Tucson	2008	79,902	55,883	24,019	100.0%	100.0%	100.0%	30.71	Total Wine & More	Nordstrom Rack, Panera Bread, (Home Depot)
Connecticut
Crossing at Killingly Commons[3]	Willimantic, CT	2010	205,683	148,250	57,433	96.9%	100.0%	89.0%	16.25	Stop & Shop Supermarket, (Target)	TJ Maxx, Bed Bath & Beyond, Michaels, Petco, Staples, Lowe's Home Improvement Center
Florida
12th Street Plaza	Vero Beach	1978/2003	135,016	121,376	13,640	100.0%	100.0%	100.0%	10.24	Publix	Stein Mart, Tuesday Morning
Bayport Commons	Tampa	2008	97,163	71,540	25,623	100.0%	100.0%	100.0%	15.34	(Target)	PetSmart, Michaels, Gander Outdoors
Bolton Plaza	Jacksonville	1986/2014	154,555	136,195	18,360	100.0%	100.0%	100.0%	9.79	Aldi	LA Fitness, Academy Sports, Marshalls, Panera Bread
Burnt Store Marketplace	Punta Gorda	1989/2018	95,625	45,600	50,025	88.6%	100.0%	78.1%	14.07	Publix	Anytime Fitness, Pet Supermarket, (Home Depot)
Centre Point Commons	Sarasota	2007	119,320	93,574	25,746	98.7%	100.0%	93.8%	17.64		Best Buy, Dick's Sporting Goods, Office Depot, Panera Bread, (Lowe's Home Improvement Center)
Cobblestone Plaza	Miami	2011	133,244	68,219	65,025	83.8%	70.4%	97.9%	31.2	Whole Foods	Party City
Colonial Square	Fort Myers	2010	186,517	150,505	36,012	92.4%	100.0%	60.7%	11.57		Kohl's, Hobby Lobby, PetSmart,
Delray Marketplace[3]	Miami	2013	260,237	118,136	142,101	96.4%	100.0%	93.4%	26.94	Publix	Frank Theatres, Burt & Max's, Ann Taylor Loft, Chico's, White House Black Market
Estero Town Commons	Fort Meyers	2006	25,696	—	25,696	100.0%	—%	100.0%	14.76		Lowe's Home Improvement Center, Dollar Tree
Gainesville Plaza	Gainesville	1970/2015	162,189	125,162	37,027	92.4%	100.0%	66.6%	9.41	Save-A-Lot	Ross Stores, Burlington, 2nd & Charles
Hunter's Creek Promenade	Orlando	1994	119,727	55,999	63,728	96.7%	100.0%	93.7%	15.01	Publix
Indian River Square	Vero Beach	1997/2004	142,592	109,000	33,592	95.9%	100.0%	82.7%	11.94	(Target)	Beall's, Office Depot, Dollar Tree, Panera
International Speedway Square	Daytona Beach	1999/2013	233,424	203,405	30,019	95.3%	100.0%	63.2%	11.29	Total Wine & More	Bed Bath & Beyond, Stein Mart, Old Navy, Staples, Michaels, Dick’s Sporting Goods, Shoe Carnival
Kings Lake Square	Naples	1986/2014	88,611	45,600	43,011	100.0%	100.0%	100.0%	19.07	Publix
Lake City Commons	Lake City	2008	65,723	45,600	20,123	100.0%	100.0%	100.0%	15.43	Publix
Lake City Commons - Phase II	Lake City	2011	16,291	12,131	4,160	100.0%	100.0%	100.0%	15.71	Publix	PetSmart
Lake Mary Plaza	Orlando	2009	21,370	14,880	6,490	91.4%	100.0%	71.6%	38.62		Walgreens
Lakewood Promenade	Jacksonville	1948/1998	196,655	77,840	118,815	86.5%	100.0%	77.6%	12.12	Winn Dixie	Stein Mart, Starbucks, Salon Lofts
Lithia Crossing	Tampa	2003/2013	90,515	53,547	36,968	98.3%	100.0%	95.9%	15.59	The Fresh Market	Stein Mart, Chili's, Panera Bread
Miramar Square	Miami	2008	225,205	147,505	77,700	98.8%	100.0%	96.6%	17.7	Sprouts Farmers Market	Kohl's, Miami Children's Hospital, Dollar General
Northdale Promenade	Tampa	1985/2017	179,575	130,269	49,306	98.5%	100.0%	94.6%	12.45	(Winn Dixie)	TJ Maxx, Ulta Beauty, Beall's, Crunch Fitness, Tuesday Morning
Palm Coast Landing at Town Square	Palm Coast	2010	168,352	100,822	67,530	98.6%	100.0%	96.6%	19.46	(Target)	Michaels, PetSmart, Ross Stores, TJ Maxx, Ulta Beauty
Pine Ridge Crossing	Naples	1993	105,962	66,435	39,527	96.3%	100.0%	90.0%	17.85	Publix, (Target)	Ulta Beauty, (Beall's)
Pleasant Hill Commons	Orlando	2008	70,645	45,600	25,045	98.3%	100.0%	95.2%	15.56	Publix

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Riverchase Plaza	Naples	1991/2001	78,291	48,890	29,401	96.3%	100.0%	90.3%	16.32	Publix
Saxon Crossing	Daytona Beach	2009	119,907	95,304	24,603	99.0%	100.0%	95.1%	14.36	(Target)	Hobby Lobby, LA Fitness, (Lowe's Home Improvement Center)
Shoppes of Eastwood	Orlando	1997	69,076	51,512	17,564	98.1%	100.0%	92.5%	13.71	Publix
Shops at Eagle Creek	Naples	1983/2013	70,731	50,187	20,544	98.4%	100.0%	94.3%	16.18	The Fresh Market	Staples, Panera Bread, (Lowe's Home Improvement Center)
Tamiami Crossing[3]	Naples	2016	121,705	121,705	—	100.0%	100.0%	—%	12.53	Aldi, (Walmart)	Marshalls, Michaels, PetSmart, Ross Stores, Stein Mart, Ulta Beauty
Tarpon Bay Plaza	Naples	2007	82,561	60,139	22,422	97.5%	100.0%	90.6%	17.58	(Target)	PetSmart, Cost Plus World Market, Staples, Panera Bread
Temple Terrace	Tampa	2012	90,328	58,798	31,530	92.9%	100.0%	79.6%	10.71	Winn Dixie	Burger King
The Landing at Tradition	Port St. Lucie	2007	362,642	290,203	72,439	70.2%	69.4%	73.5%	15.99	(Target)	TJ Maxx, Ulta Beauty, Bed Bath & Beyond, LA Fitness, Michaels, Old Navy, PetSmart, Pier 1, DSW, Five Below
The Shops at Julington Creek	Jacksonville	2011	40,254	21,038	19,216	100.0%	100.0%	100.0%	20.04	The Fresh Market
Tradition Village Center	Port St. Lucie	2006	84,086	45,600	38,486	98.6%	100.0%	97.0%	17.9	Publix
Waterford Lakes Village	Orlando	1997	77,975	51,703	26,272	96.7%	100.0%	90.2%	13.05	Winn Dixie
Georgia
Beechwood Promenade	Athens	1961/2018	297,369	212,485	84,884	95.0%	100.0%	82.5%	13.29	The Fresh Market	TJ Maxx, Michaels, CVS, Stein Mart, Starbucks
Mullins Crossing	Augusta	2005	276,318	228,224	48,094	99.3%	100.0%	96.1%	13.23	(Target)	Ross Stores, Old Navy, Five Below, Kohls, La-Z-Boy, Marshalls, Office Max, Petco, Ulta Beauty, Panera Bread
Publix at Acworth	Atlanta	1996	69,628	37,888	31,740	100.0%	100.0%	100.0%	12.77	Publix
The Centre at Panola	Atlanta	2001	73,075	51,674	21,401	100.0%	100.0%	100.0%	13.3	Publix
Illinois
Naperville Marketplace	Chicago	2008	83,743	61,683	22,060	100.0%	100.0%	100.0%	13.62	(Caputo's Fresh Market)	TJ Maxx, PetSmart
South Elgin Commons	Chicago	2011	128,000	128,000	—	54.7%	54.7%	—%	16.83	(Target)	LA Fitness, Ross Stores
Indiana
54th & College	Indianapolis	2008	—	—	—	—%	—%	—%	—	The Fresh Market
Beacon Hill	Chicago	2006	56,820	11,043	45,777	89.7%	100.0%	87.3%	16.99	(Strack & Van Til)	(Walgreens), Jimmy John's, Rosati's, Great Clips
Bell Oaks Centre	Evansville	2008	94,958	74,122	20,836	100.0%	100.0%	100.0%	12.46	Schnuck's Market
Boulevard Crossing	Kokomo	2004	124,634	74,440	50,194	98.9%	100.0%	97.3%	14.69		Petco, TJ Maxx, Ulta Beauty, Shoe Carnival, (Kohl's)
Bridgewater Marketplace	Indianapolis	2008	25,975	—	25,975	87.6%	—%	87.6%	20.53		(Walgreens), The Local Eatery, Original Pancake House
Castleton Crossing	Indianapolis	1975/2012	286,377	247,710	38,667	99.3%	100.0%	94.8%	12.12		TJ Maxx/HomeGoods, Burlington, Shoe Carnival, Value City Furniture, K&G Menswear, Chipotle, Verizon, Five Below
Cool Creek Commons	Indianapolis	2005	124,251	53,600	70,651	96.4%	100.0%	93.6%	18.70	The Fresh Market	Stein Mart, McAlister's Deli, Buffalo Wild Wings, Pet People

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Depauw University Bookstore and Café	Indianapolis	2012	11,974	—	11,974	100.0%	—%	100.0%	$9.17		Follett's, Starbucks
Eddy Street Commons at Notre Dame	South Bend	2009	87,991	20,154	67,837	98.8%	100.0%	98.4%	25.95		Hammes Bookstore & Cafe, Chipotle, Urban Outfitters, Five Guys, Kilwins, Blaze Pizza
Fishers Station[5]	Indianapolis	1989/2018	52,414	15,441	36,973	97.8%	100.0%	96.9%	17.40	Kroger	Dollar Tree, Goodwill
Geist Pavilion	Indianapolis	2006	63,910	29,700	34,210	100.0%	100.0%	100.0%	17.18		Ace Hardware, Goodwill, Ale Emporium, Pure Barre
Glendale Town Center	Indianapolis	1958/2008	393,002	329,546	63,456	95.9%	97.0%	90.6%	7.36	(Target)	Macy’s, Staples, Landmark Theaters, Pei Wei, LensCrafters, Panera Bread, (Walgreens), (Lowe's Home Improvement Center)
Greyhound Commons	Indianapolis	2005	9,152	—	9,152	100.0%	—%	100.0%	14.16		(Lowe's Home Improvement Center), Abuelo's Mexican, Koto Japenese Steakhouse
Lima Marketplace	Fort Wayne	2008	100,461	71,521	28,940	92.8%	100.0%	74.9%	14.90	Aldi, (Walmart)	PetSmart, Office Depot, Aldi, Dollar Tree
Rangeline Crossing	Indianapolis	1986/2013	99,238	47,962	51,276	97.2%	100.0%	94.5%	22.66	Earth Fare	Walgreens, Panera Bread, Pet Valu, City BBQ
Rivers Edge	Indianapolis	2011	150,428	117,890	32,538	100.0%	100.0%	100.0%	22.08		Nordstrom Rack, The Container Store, Arhaus Furniture, Bicycle Garage of Indy, Buy Buy Baby, J Crew Mercantile
Stoney Creek Commons	Indianapolis	2000/2013	84,330	84,330	—	64.1%	64.1%	—%	13.44		LA Fitness, Goodwill, (Lowe's Home Improvement Center)
Traders Point I	Indianapolis	2005	279,700	238,721	40,979	74.7%	71.6%	92.8%	15.23		Dick's Sporting Goods, AMC Theatres, Bed Bath & Beyond, Michaels, Old Navy, PetSmart, Books-A-Million
Traders Point II	Indianapolis	2005	45,977	—	45,977	92.2%	—%	92.2%	27.18		Starbucks, Noodles & Company, Qdoba
Whitehall Pike	Bloomington	1999	128,997	128,997	—	100.0%	100.0%	—%	6.90		Lowe's Home Improvement Center
Nevada
Cannery Corner	Las Vegas	2008	30,738	—	30,738	94.4%	—%	94.4%	38.22	(Sam's Club)	Chipotle, Five Guys, (Lowe's Home Improvement Center)
Centennial Center	Las Vegas	2002	333,869	158,156	175,713	94.1%	100.0%	88.8%	24.72	Sam's Club, Walmart	Ross Stores, Big Lots, Famous Footwear, Michaels, Petco, Rhapsodielle, Home Depot, HomeGoods, Skechers
Centennial Gateway	Las Vegas	2005	193,072	139,913	53,159	100.0%	100.0%	100.0%	24.67	Trader Joe's	24 Hour Fitness, Party City, Sportsman's Warehouse, Walgreens
Eastern Beltway Center	Las Vegas	1998/2006	162,445	83,983	78,462	81.1%	71.7%	91.1%	27.44	Sam's Club, Walmart	Petco, Ross Stores, Skechers, (Home Depot)
Eastgate Plaza	Las Vegas	2002	96,594	53,030	43,564	75.5%	76.4%	74.4%	23.64	(Walmart)	99 Cents Only Store, Party City
Rampart Commons	Las Vegas	2002/2018	79,314	11,965	67,349	100.0%	100.0%	100.0%	31.64		Athleta, North Italia, Pottery Barn, Williams Sonoma, Flower Child, Crunch Fitness
New Hampshire
Merrimack Village Center	Manchester	2007	78,892	54,000	24,892	100.0%	100.0%	100.0%	14.98	Supervalu/Shaw's

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
New Jersey
Bayonne Crossing	New York / Northern New Jersey	2011	106,146	52,219	53,927	100.0%	100.0%	100.0%	29.36	Walmart	Michaels, New York Sports Club, Lowe's Home Improvement Center
Livingston Shopping Center[3]	New York / Northern New Jersey	1997	139,559	133,125	6,434	95.4%	100.0%	—%	19.77		Cost Plus World Market, Buy Buy Baby, Nordstrom Rack, DSW, TJ Maxx, Ulta Beauty
New York
City Center	New York / Northern New Jersey	2004/2018	363103	325,139	37,964	98.0%	100.0%	80.5%	26.71	ShopRite	Nordstrom Rack, New York Sports Club, Burlington, Club Champion Golf, National Amusements
North Carolina
Holly Springs Towne Center - Phase I	Raleigh	2013	210,356	121,761	88,595	96.9%	100.0%	92.6%	17.48	(Target)	Dick's Sporting Goods, Marshalls, Petco, Ulta Beauty, Michaels, Old Navy
Holly Springs Towne Center - Phase II	Raleigh	2016	145,009	111,843	33,166	100.0%	100.0%	100.0%	18.29	(Target)	Bed Bath & Beyond, DSW, AMC Theatres, 02 Fitness
Northcrest Shopping Center	Charlotte	2008	133,627	65,576	68,051	97.5%	100.0%	95.1%	23.12	(Target)	REI Co-Op, David's Bridal, Dollar Tree, Old Navy, Five Below
Oleander Place	Wilmington	2012	45,530	30,144	15,386	87.3%	100.0%	62.5%	16.41	Whole Foods
Parkside Town Commons - Phase I	Raleigh	2015	55,368	22,500	32,868	100.0%	100.0%	100.0%	25.06	Harris Teeter/Kroger, (Target)	Petco, Guitar Center
Parkside Town Commons - Phase II	Raleigh	2017	291,707	187,406	104,301	98.8%	100.0%	96.7%	20.15	(Target)	Frank Theatres, Golf Galaxy, Hobby Lobby, Stein Mart, Chuy's, Starbucks, Panera Bread, Levity Live
Perimeter Woods	Charlotte	2008	125,646	105,262	20,384	100.0%	100.0%	100.0%	21.19		Best Buy, Off Broadway Shoes, Office Max, PetSmart, Lowe's Home Improvement Center
Toringdon Market	Charlotte	2004	60,631	26,072	34,559	97.7%	100.0%	95.9%	22.00	Earth Fare
Ohio
Eastgate Pavilion	Cincinnati	1995	236,230	231,730	4,500	100.0%	100.0%	100.0%	$9.11		Best Buy, Dick's Sporting Goods, Value City Furniture, Petsmart, DSW, Bed Bath & Beyond
Oklahoma
Belle Isle Station	Oklahoma City	2000	201,640	130,016	71,624	90.6%	89.1%	93.5%	16.70	(Walmart)	REI, Shoe Carnival, Old Navy, Ross Stores, Nordstrom Rack, Ulta Beauty
Shops at Moore	Oklahoma City	2010	260,509	187,916	72,593	96.4%	100.0%	87.0%	12.23		Bed Bath & Beyond, Best Buy, Hobby Lobby, Office Depot, PetSmart, Ross Stores, (J.C. Penney)
Silver Springs Pointe	Oklahoma City	2001	48,440	20,515	27,925	79.1%	100.0%	63.8%	16.12	(Sam's Club), (Walmart)	Kohls, Office Depot, (Home Depot)
University Town Center	Oklahoma City	2009	158,375	77,097	81,278	98.2%	100.0%	96.5%	19.04	(Target)	Office Depot, Petco, TJ Maxx, Ulta Beauty
University Town Center Phase II	Oklahoma City	2012	190,502	133,546	56,956	94.7%	100.0%	82.3%	12.94	(Target)	Academy Sports, DSW, Home Goods, Michaels, Kohl's, Guitar Center

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
South Carolina
Hitchcock Plaza	Augusta	2006	252,211	214,480	37,731	88.7%	89.7%	83.3%	10.52		TJ Maxx, Ross Stores, Academy Sports, Bed Bath & Beyond, Farmers Home Furniture, Old Navy, Petco
Publix at Woodruff	Greenville	1997	68,119	47,955	20,164	96.8%	100.0%	89.3%	10.84	Publix
Shoppes at Plaza Green	Greenville	2000	194,864	172,136	22,728	92.1%	94.1%	77.2%	13.48		Bed Bath & Beyond, Christmas Tree Shops, Sears, Party City, Shoe Carnival, AC Moore, Old Navy
Tennessee
Cool Springs Market	Nashville	1995	230,980	172,712	58,268	100.0%	100.0%	100.0%	16.41	(Kroger)	Dick's Sporting Goods, Marshalls, Buy Buy Baby, DSW, Staples, Jo-Ann Fabric, Panera Bread
Texas
Chapel Hill Shopping Center	Dallas/Ft. Worth	2001	127,051	43,450	83,601	91.8%	100.0%	87.6%	25.52	H-E-B Grocery	The Container Store, Cost Plus World Market
Colleyville Downs	Dallas/Ft. Worth	2014	188,086	139,219	48,867	97.7%	100.0%	91.3%	14.53	Whole Foods	Westlake Hardware, Goody Goody Liquor, Petco, Fit Factory
Kingwood Commons	Houston	1999	164,357	74,836	89,521	97.7%	100.0%	95.7%	20.56	Randall's Food and Drug	Petco, Chico's, Talbots, Ann Taylor
Market Street Village/ Pipeline Point	Dallas/Ft. Worth	1970/2011	156,621	136,742	19,879	100.0%	100.0%	100.0%	13.09		Jo-Ann Fabric, Ross Stores, Office Depot, Buy Buy Baby, Party City
Plaza at Cedar Hill	Dallas/Ft. Worth	2000/2010	302,645	244,252	58,393	88.5%	85.8%	100.0%	13.57	Sprouts Farmers Market	DSW, Ross Stores, Hobby Lobby, Office Max, Marshalls, Home Goods
Plaza Volente[3]	Austin	2004	156,215	105,000	51,215	96.3%	100.0%	88.6%	17.36	H-E-B Grocery
Portofino Shopping Center	Houston	1999/2010	386,171	218,861	167,310	93.6%	100.0%	85.3%	19.65	(Sam's Club)	DSW, Michaels, PGA Superstore, SteinMart, PetSmart, Old Navy, TJ Maxx, Nordstrom Rack
Sunland Towne Centre	El Paso	1996/2014	306,454	265,037	41,417	98.9%	100.0%	91.7%	12.11	Sprouts Farmers Market	PetSmart, Ross Stores, Bed Bath & Beyond, Spec's Fine Wines
Waxahachie Crossing	Dallas/Ft. Worth	2010	97,127	72,191	24,936	98.8%	100.0%	95.2%	14.80		Best Buy, PetSmart, Ross Stores, (Home Depot), (J.C. Penney)
Westside Market	Dallas/Ft. Worth	2013	93,377	70,000	23,377	100%	100%	100%	16.33	Randalls Tom Thumb
Utah
Draper Crossing	Salt Lake City	2012	163,856	115,916	47,940	98.2%	100.0%	93.7%	16.42	Kroger/Smith's	TJ Maxx, Dollar Tree, Downeast Home
Draper Peaks	Salt Lake City	2012	227,124	101,464	125,660	96.6%	100.0%	93.9%	$20.38		Michaels, Office Depot, Petco, Quilted Bear, Ross Stores, (Kohl's)

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Virginia
Landstown Commons	Virginia Beach	2007	398,139	207,300	190,839	95.9%	100.0%	91.5%	20.18		Ross Stores, Bed Bath & Beyond, Best Buy, PetSmart, Ulta Beauty, Walgreens, AC Moore, Kirkland's, Five Below, Office Max, (Kohl's)
Wisconsin
Village at Bay Park	Green Bay	2005	82,254	23,878	58,376	98.2%	100.0%	97.4%	16.13		DSW, J.C. Penney, Kirkland's, Chico's, Dress Barn
Total			15,069,025	10,291,626	4,777,399	94.6%	96.2%	91.2%	16.84

Total at Pro-Rata Share			14,742,668	10,003,762	4,738,906	94.5%	96.1%	91.3%	16.85

____________________
1	All properties are wholly owned, except as indicated through reference to Note 3 below. Unless otherwise noted, each property is owned in fee simple by the Company.
2	Percentage of Owned GLA Leased reflects Owned GLA/NRA leased as of December 31, 2018, except for Greyhound Commons and 54th & College.
3	Asset is owned in a joint venture.
4	Tenants within parentheses are non-owned.
5	The Company has a long-term ground lease with Kroger; rent payments began in September 2018. Kroger has notified us it does not plan to open at this location.

Office Operating Properties and Other

As of December 31, 2018, we owned interests in one office operating property and an associated parking garage. In addition, two of our retail properties contain stand-alone office components. Together, these properties have a total of 0.4 million square feet of net rentable area (“NRA”) office space.  The following table sets forth more specific information with respect to our office, parking and other properties as of December 31, 2018:

($ in thousands, except per square foot data)
Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Owned NRA	Percentage Of Owned NRA Leased	Annualized Base Rent[1]	Percentage of Annualized Office and Other Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants
Office properties
Thirty South Meridian[2]	Indianapolis	1905/2002	Redeveloped	284,874	95.9%	$5,537	68.8%	$20.27	Carrier, Stifel, Kite Realty Group, Lumina Foundation
Union Station Parking Garage[3]	Indianapolis	1986	Acquired	N/A	N/A	N/A	N/A	N/A	Denison Parking
Stand-alone Office Components of Retail Properties
Eddy Street Office (part of Eddy Street Commons)[4]	South Bend	2009	Developed	81,628	100.0%	1,259	15.6%	15.43	University of Notre Dame Offices
Tradition Village Office (part of Tradition Village Square)	Port St. Lucie	2006	Acquired	24,196	95.0%	666	8.3%	28.96
Total				390,698	96.2%	$7,462	92.7%	$19.75

Other Properties
Burlington		1992/2000	Acquired	107,400	100.0%	$591	7.3%	$5.50	Burlington
				107,400	100.0%	$591	7.3%	$5.50

Total Office and Other				498,098	97.4%	$8,053	100.0%	$16.60

Multi-Family/Lodging
Embassy Suites South Bend at Notre Dame[5]	South Bend	2018	Developed	—	N/A	$—	—%	$—	Full service hotel with 164 rooms
The Foundry Lofts and Apartments at Eddy Street	South Bend	2009	Developed	—	100.0%	—	—	$—	Air rights lease for apartment complex with 266 units

____________
1	Annualized Base Rent represents the monthly contractual rent for December 2018 for each applicable property, multiplied by 12.
2	Annualized Base Rent includes $929,157 from the Company and subsidiaries as of December 31, 2018, which is eliminated for purposes of our consolidated financial statement presentation.
3	The garage is managed by a third party.
4	The Company also owns the Eddy Street Commons retail shopping center in South Bend, Indiana, along with a parking garage that serves a hotel and the office and retail components of the property.
5	Property owned in an unconsolidated joint venture.

Development Projects Under Construction

     In addition to our retail and office operating properties, as of December 31, 2018, we owned an interest in one development project currently under construction.  The following table sets forth more specific information with respect to the Company’s development property as of December 31, 2018:

($ in thousands)
Project	Company Ownership %	MSA	Projected Stabilization Date[1]	Projected Owned GLA[2]	Projected Total GLA[3]	Percent of Owned GLA Occupied	Percent of Owned GLA Pre-Leased/ Committed	KRG Share of Total Estimated Project Cost [4]	KRG Share of Cost Incurred as of December 31, 2018	Return on Cost
Eddy Street Commons at Notre Dame, IN - Phase II	100%	South Bend	Q4 2020	8,500	530,000	—%	—%	$10,000	$4,389	11.0% - 13.0%

____________________
1	Stabilization date represents near completion of project construction and substantial occupancy of the property.
2	Projected Owned GLA represents gross leasable area we project we will own. It excludes square footage to be ground leased to a tenant for the construction of multifamily housing.
3
Projected Total GLA includes Projected Owned GLA, projected square footage attributable to non-owned outlot structures on land that we own, and non-owned anchor space that currently exists or is under construction.

4
Total estimated cost of all components of Eddy Street Phase II equals $90.8 million, consisting of KRG estimated project cost ($10.0 million), TIF ($16.1 million), and residential apartments and townhomes to be ground subleased to unrelated third party ($64.7 million).

Under Construction Redevelopment, Reposition, and Repurpose Projects

In addition to our development project, as displayed in the table above, we currently have one redevelopment project under construction. The following table sets forth more specific information with respect to this project as of December 31, 2018 and redevelopment projects completed in 2018:

($ in thousands)

Property	Location (MSA)	Description	Projected ROI	Projected Cost	Percentage of Cost Spent	Est. Stabilized Period
Centennial Center A	Las Vegas, NV	Reposition of two retail buildings totaling 14,000 square feet, and the addition of a Panera Bread outlot. Addition of traffic signal and other significant building/site enhancements.	13.5% - 14.5%	$3,500 - $4,500	63%	Q1 2019

Note: This project is subject to various contingencies, many of which are beyond the Company's control. Projected costs and returns are based on current estimates. Actual costs and returns may not meet our expectations.

COMPLETED PROJECTS DURING 2018

Property	Location (MSA)	Description	Return on Cost	Cost
Burnt Store Marketplace	Punta Gorda	Demolition and rebuild of a 45,000 square foot Publix under a new 20 year lease, as well as additional center upgrades.	11.5%	$8,858
City Center *	New York City	Reactivated street-level retail components and enhancing overall shopping experience within multi-level project.	6.0%	17,708
Portofino Shopping Center	Houston	Expansion of vacant space to accommodate Nordstrom Rack, rightsizing of existing Old Navy, and relocation of shop tenants.	9.1%	7,072
Fishers Station *	Indianapolis	Demolition and expansion of previous anchor space and replacement with a Kroger ground lease. Kroger has notified us it does not plan to open at this location. The Company has a long-term ground lease with Kroger, rent payments began in September 2018.	11.4%	10,486
Beechwood Promenade *	Athens, GA	Backfilled vacant anchor and shop space with Michaels, and construction of outlot for Starbucks	8.1%	5,799
Rampart Commons *	Las Vegas	Relocated, retenanted, and renegotiated leases as a part of redevelopment plan. Upgrades to building facades and hardscape throughout the center.	7.9%	14,665

COMPLETED PROJECTS TOTALS			8.6%	$64,588

____________________
*	Asterisk represents redevelopment assets removed from the operating portfolio.

Tenant Diversification

No individual retail or office tenant accounted for more than 2.6% of the portfolio’s annualized base rent for the year ended December 31, 2018. The following table sets forth certain information for the largest 10 tenants and non-owned anchor tenants (based on total GLA) open for business or for which ground lease payments are being made at the Company’s retail properties based on minimum rents in place as of December 31, 2018:

TOP 10 RETAIL TENANTS BY GROSS LEASABLE AREA

Tenant	Number of Stores	Total GLA	Number of Leases	Company Owned GLA[1]	Ground Lease GLA	Number of Anchor Owned Locations	Anchor Owned GLA
Walmart Stores, Inc.[1]	13	2,244,581	5	—	811,956	8	1,432,625
Target Corporation	15	2,202,085	—	—	—	15	2,202,085
Lowe's Companies, Inc.	14	2,072,666	5	128,997	650,161	9	1,293,508
Home Depot Inc.	6	788,167	1	—	131,858	5	656,309
Kohl's Corporation	8	694,386	5	184,516	244,010	3	265,860
Publix Super Markets, Inc.	14	670,665	14	670,665	—	—	—
The TJX Companies, Inc. [2]	22	650,156	22	650,156	—	—	—
Bed Bath & Beyond, Inc. [3]	19	493,719	19	493,719	—	—	—
Ross Stores, Inc.[4]	16	458,520	16	458,520	—	—	—
Petsmart, Inc.	17	351,648	17	351,648	—	—	—
Total	144	10,626,593	104	2,938,221	1,837,985	40	5,850,387

__________
1	Includes Sam's Club, which is owned by the same parent company.
2
Includes TJ Maxx (13), Home Goods (3) and Marshalls (6), all of which are owned by the same parent company. Includes two stores totaling 50,174 square feet at properties owned in unconsolidated joint ventures.

3
Includes Bed Bath and Beyond (11), Buy Buy Baby (4), Christmas Tree Shops (1), and Cost Plus World Market (3), all of which are owned by the same parent company. Includes two stores totaling 43,269 square feet at properties owned in unconsolidated joint ventures.

4	Includes one store totaling 25,000 square feet at a property owned in an unconsolidated joint venture.

The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail properties based on minimum rents in place as of December 31, 2018:

TOP 25 TENANTS BY ANNUALIZED BASE RENT

($ in thousands, except per square foot data)
	Number of Stores			Annualized Base Rent		Annualized Base Rent per Sq. Ft.
Tenant	Wholly Owned	JV1	Leased GLA/NRA[2]	Pro-Rata Share	100%	Pro-Rata Share	100%	% of Total Portfolio Annualized Base Rent[4]
The TJX Companies, Inc.[5]	20	2	650,156	$6,463	$7,013	$10.60	$10.79	2.6%
Publix Super Markets, Inc.	14	—	670,665	6,739	6,739	10.05	10.05	2.5%
Bed Bath & Beyond, Inc.[6]	17	2	493,719	5,400	6,093	11.76	12.34	2.3%
PetSmart, Inc.	16	1	351,648	5,151	5,347	15.17	15.21	2.0%
Ross Stores, Inc.	15	1	458,520	4,979	5,224	11.35	11.39	1.9%
Lowe's Companies, Inc.	5	—	128,997	5,080	5,080	6.52	6.52	1.9%
Nordstrom, Inc. / Nordstrom Rack (6)	5	1	197,797	3,559	4,035	20.69	20.40	1.5%
Michaels Stores, Inc.	13	1	296,540	3,794	3,970	13.41	13.39	1.5%
Ascena Retail Group[7]	32	—	198,882	3,912	3,912	19.67	19.67	1.5%
Dick's Sporting Goods, Inc.[8]	7	—	340,502	3,627	3,627	10.65	10.65	1.3%
LA Fitness	5	—	208,209	3,574	3,574	17.16	17.16	1.3%
Office Depot (8) / Office Max (4)	12	—	245,455	3,381	3,381	13.77	13.77	1.3%
Best Buy Co., Inc.	6	—	213,604	3,084	3,084	14.44	14.44	1.1%
National Amusements	1	—	80,000	2,953	2,953	36.92	36.92	1.1%
Kohl's Corporation	5	—	184,516	2,927	2,927	6.83	6.83	1.1%
Petco Animal Supplies, Inc.	12	—	167,455	2,819	2,819	16.83	16.83	1.0%
Burlington Stores, Inc.	4	—	303,400	2,806	2,806	9.25	9.25	1.0%
Walmart Stores, Inc.[9]	5	—	—	2,652	2,652	3.27	3.27	1.0%
Ulta Beauty, Inc.	10	2	127,459	2,166	2,603	19.55	20.42	1.0%
DSW Inc.	8	1	175,133	2,214	2,509	13.87	14.33	0.9%
Mattress Firm Holdings Corp (15) / Sleepy's (4)	19	—	87,585	2,454	2,454	28.02	28.02	0.9%
Stein Mart, Inc.	8	1	307,222	2,140	2,399	7.60	7.81	0.9%
Frank Theatres	2	—	122,224	2,350	2,350	19.23	19.23	0.9%
Hobby Lobby Stores, Inc.	5	—	271,254	2,190	2,190	8.07	8.07	0.8%
The Kroger Co. [10]	3	—	60,268	2,099	2,099	9.19	9.19	0.8%
TOTAL	249	12	6,341,210	$88,513	$91,839	$11.05	$11.18	34.1%

___
1	JV Stores represent stores at unconsolidated properties.
2	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.
3
Annualized base rent represents the monthly contractual rent for December 31, 2018 for each applicable tenant multiplied by 12. Annualized base rent does not include tenant reimbursements. Annualized base rent at pro-rata share represents 100% of the annualized base rent at consolidated properties and our share of the annualized base rent at unconsolidated properties.

4	Annualized base rent and percent of total portfolio includes ground lease rent.
5	Includes TJ Maxx (13), Marshalls (6) and HomeGoods (3), all of which are owned by the same parent company.
6	Includes Bed Bath and Beyond (11), Buy Buy Baby (4) Christmas Tree Shops, (1) and Cost Plus World Market (3), all of which are owned by the same parent company.
7	Includes Ann Taylor (5), Catherines (1), Dress Barn (11), Lane Bryant (7), Justice Stores (4) and Maurices (4), all of which are owned by the same parent company.
8	Includes Dick's Sporting Goods (6) and Golf Galaxy (1), both of which are owned by the same parent company.
9	Includes Sam's Club, which is owned by the same parent company.
10	Includes Kroger (1), Harris Teeter (1), and Smith's (1), all of which are owned by the same parent company.

Geographic Diversification – Annualized Base Rent by Region and State

The Company owns interests in 111 operating and redevelopment properties. We also own interests in one development project under construction. The total operating portfolio consists of approximately 15.8 million of owned square feet in 19 states. The following table summarizes the Company’s operating properties by region and state as of December 31, 2018:

($ in thousands)
	Total Operating Portfolio Excluding Developments and Redevelopments		Developments and Redevelopments[2]		Joint Ventures [3]		Total Operating Portfolio Including Developments and Redevelopments
Region/State	Owned GLA/NRA[1]	Annualized Base Rent	Owned GLA/NRA[1]	Annualized Base Rent	Owned GLA/NRA[1]	Annualized Base Rent	Number of Properties	Owned GLA/NRA[1]	Annualized Base Rent - Ground Leases	Total Annualized Base Rent	Percent of Annualized Base Rent
Florida
Florida	4,194,256	$62,317	124,802	$113	121,705	$1,525	36	4,440,763	$3,960	$67,915	25.2%

Midwest
Indiana - Retail	2,220,589	30,117	126,214	719	—	—	23	2,346,803	1,933	32,769	12.2%
Indiana - Other	366,502	6,796	—	—	152,460	—	2	518,962	—	6,796	2.5%
Illinois	211,743	2,319	—	—	—	—	2	211,743	—	2,319	0.9%
Ohio	236,230	2,151	—	—	—	—	1	236,230	—	2,151	0.8%
Wisconsin	82,254	1,302	—	—	—	—	1	82,254	381	1,683	0.6%
Total Midwest	3,117,318	42,685	126,214	719	152,460	—	29	3,395,992	2,314	45,718	17.0%

Mid-Central
Texas	1,821,889	28,350	—	—	156,215	2,610	10	1,978,104	1,082	32,042	11.9%
Oklahoma	859,466	12,035	—	—	—	—	5	859,466	1,045	13,080	4.9%
Texas - Other	107,400	591	—	—	—	—	1	107,400	—	591	0.2%
Total Mid-Central	2,788,755	40,976	—	—	156,215	2,610	16	2,944,970	2,127	45,713	17.0%

Southeast
North Carolina	1,067,874	21,041	—	—	—	—	8	1,067,874	3,810	24,851	9.2%
Georgia	716,390	9,247	—	—	—	—	4	716,390	336	9,583	3.6%
South Carolina	515,194	5,488	—	—	—	—	3	515,194	—	5,488	2.0%
Tennessee	230,980	3,790	—	—	—	—	1	230,980	—	3,790	1.4%
Total Southeast	2,530,438	39,566	—	—	—	—	16	2,530,438	4,146	43,712	16.2%
West
Nevada	896,032	21,484	—	—	—	—	6	896,032	4,129	25,613	9.5%
Utah	390,980	7,114	—	—	—	—	2	390,980	—	7,114	2.6%
Arizona	79,902	2,454	—	—	—	—	1	79,902	—	2,454	0.9%
Total West	1,366,914	31,052	—	—	—	—	9	1,366,914	4,129	35,181	13.1%

Northeast
New York	363,103	9,500	—	—	—	—	1	363,103	—	9,500	3.5%
Virginia	398,139	7,710	—	—	—	—	1	398,139	310	8,020	3.0%
New Jersey	106,146	3,116	—	—	139,559	2,632	2	245,705	2,263	8,011	3.0%
Connecticut	205,683	3,240	—	—	—	—	1	205,683	1,044	4,284	1.6%
New Hampshire	78,892	1,182	—	—	—	—	1	78,892	168	1,350	0.5%
Total Northeast	1,151,963	24,748	—	—	139,559	2,632	6	1,291,522	3,785	31,165	11.6%

	15,149,644	$241,344	251,016	$832	569,939	$6,767	112	15,970,599	$20,461	$269,404	100.0%

____________________
1	Owned GLA/NRA represents gross leasable area or net leasable area owned by the Company. It also excludes the square footage of Union Station Parking Garage.
2	Represents the three redevelopment and one development project not in the retail operating portfolio.
3	Represents the three operating properties and one non-retail property owned in unconsolidated joint ventures.

Lease Expirations

In 2019, leases representing 5.8% of total annualized base rent and 6.4% of total GLA/NRA are scheduled to expire. The following tables show scheduled lease expirations for retail and office tenants and in-process development property tenants open for business as of December 31, 2018, assuming none of the tenants exercise renewal options.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO

($ in thousands, except per square foot data)
			Expiring Annualized Base Rent			Expiring Annualized Base Rent per Sq. Ft.
	Number of Expiring Leases[1]	Expiring GLA/NRA[2]	Pro-Rata Share	100%	% of Total Annualized Base Rent	Pro-Rata Share	100%	Expiring Ground Lease Revenue
2019	182	951,377	$14,292	$14,404	5.8%	$15.10	$15.14	$252
2020	241	1,855,224	27,275	27,479	11.0%	14.75	14.81	1,511
2021	298	1,788,089	29,426	29,737	11.9%	16.56	16.63	605
2022	298	1,977,920	33,840	33,937	13.6%	17.14	17.16	1,240
2023	331	2,343,755	42,458	42,526	17.1%	18.14	18.14	2,018
2024	173	1,309,791	21,849	24,174	9.7%	18.87	18.46	689
2025	89	797,080	13,360	14,397	5.8%	17.77	18.06	736
2026	82	807,742	10,706	11,422	4.6%	14.16	14.14	1,320
2027	76	715,216	11,261	11,765	4.7%	16.82	16.45	358
2028	88	817,361	13,693	13,735	5.5%	16.78	16.80	4,101
Beyond	84	1,408,348	25,367	25,367	10.2%	18.01	18.01	7,631
	1,942	14,771,903	$243,528	$248,943	100.0%	$16.86	$16.85	$20,461

____
1	Lease expiration table reflects rents in place as of December 31, 2018 and does not include option periods; 2019 expirations include 16 month-to-month tenants. This column also excludes ground leases.
2	Expiring GLA excludes estimated square footage attributable to non-owned structures on land owned by the Company and ground leased to tenants.
3	Annualized base rent represents the monthly contractual rent for December 2018 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.
4	55% of our annualized base rent is generated from tenants occupying less than 16,000 square feet.

Lease Activity – New and Renewal

In 2018, the Company executed new and renewal leases on 315 individual spaces totaling 1.7 million square feet (6.8% leasing spread).  New leases were signed on 118 individual spaces for 0.5 million square feet of GLA (12.3% leasing spread), while renewal leases were signed on 197 individual spaces for 1.2 million square feet of GLA (5.4% leasing spread).

Included in the 118 new leases were 12 anchor leases signed for 297,000 square feet at a 8.4% leasing spread.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently listed and traded on the NYSE under the symbol “KRG.”  On February 22, 2019, the closing price of our common shares on the NYSE was $16.04.

 Holders

The number of registered holders of record of our common shares was 1,200 as of February 22, 2019.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.  This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Distributions, if any, will be declared and paid at the discretion of our Board of Trustees and will depend upon a number of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board of Trustees deem relevant.

Distributions by us to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us.  Distributions in excess of taxable earnings and profits generally will be treated as a non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate U.S. federal income tax liability.  Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements.  For the taxable year ended December 31, 2018, approximately 44% of our distributions to shareholders constituted a return of capital and approximately 56% constituted taxable ordinary income dividends.

Under our unsecured revolving credit facility, we are permitted to make distributions to our shareholders provided that no event of default exists. If an event of default exists, we may only make distributions sufficient to maintain our REIT status.  However, we may not make any distributions if any event of default resulting from nonpayment or bankruptcy exists, or if our obligations under the unsecured revolving credit facility are accelerated.

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended December 31, 2018, we did not repurchase any of our common shares, and none of our employees surrendered common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan. We did not sell any unregistered securities during 2018.

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

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2013 to December 31, 2018, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period.  The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2013 and that all cash distributions were reinvested.  The shareholder return shown on the graph below is not indicative of future performance

	12/13	6/14	12/14	6/15	12/15	6/16	12/16	6/17	12/17	6/18	12/18
Kite Realty Group Trust	100.00	96.37	114.00	98.89	107.16	118.33	101.21	83.82	89.46	80.90	69.37
S&P 500	100.00	107.14	113.69	115.09	115.26	119.68	129.05	141.10	157.22	161.38	150.33
FTSE NAREIT Equity REITs	100.00	117.66	130.14	122.76	134.30	152.27	145.74	149.68	153.36	154.91	146.27

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

($ in thousands, except per share data)	Year Ended December 31 (Unaudited)
	2018	2017	2016	2015	2014
Operating Data:
Revenues:
Rental related revenue	$351,661	$358,442	$354,122	$347,005	$259,528
Fee income	2,523	377	—	—	—
Total revenues	354,184	358,819	354,122	347,005	259,528
Expenses:
Property operating	50,356	49,643	47,923	49,973	38,703
Real estate taxes	42,378	43,180	42,838	40,904	29,947
General, administrative, and other	21,320	21,749	20,603	18,709	13,043
Transaction costs	—	—	2,771	1,550	27,508
Non-cash gain from release of assumed earnout liability	—	—	—	(4,832)	—
Depreciation and amortization	152,163	172,091	174,564	167,312	120,998
Impairment charge	70,360	7,411	—	1,592	—
Total expenses	336,577	294,074	288,699	275,208	230,199
Gains on sales of operating properties, net	3,424	15,160	4,253	4,066	8,578
Operating income	21,031	79,905	69,676	75,863	37,907
Interest expense	(66,785)	(65,702)	(65,577)	(56,432)	(45,513)
Income tax benefit (expense) of taxable REIT subsidiary	227	100	(814)	(186)	(24)
Non-cash gain on debt extinguishment	—	—	—	5,645	—
Gain on settlement	—	—	—	4,520	—
Equity in loss of unconsolidated subsidiaries	(278)	—	—	—	—
Other expense, net	(646)	(415)	(169)	(95)	(244)
(Loss) income from continuing operations	(46,451)	13,888	3,116	29,315	(7,874)
Discontinued operations:
Gains on sale of operating properties	—	—	—	—	3,198
Income (loss) from discontinued operations	—	—	—	—	3,198
Consolidated net (loss) income	(46,451)	13,888	3,116	29,315	(4,676)
Net income attributable to noncontrolling interests:	(116)	(2,014)	(1,933)	(2,198)	(1,025)
Net (loss) income attributable to Kite Realty Group Trust:	(46,567)	11,874	1,183	27,117	(5,701)
Dividends on preferred shares	—	—	—	(7,877)	(8,456)
Non-cash adjustment for redemption of preferred shares	—	—	—	(3,797)	—
Net (loss) income attributable to common shareholders	$(46,567)	$11,874	$1,183	$15,443	$(14,157)

(Loss) income per common share – basic:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.56)	$0.14	$0.01	$0.19	$(0.29)
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	—	—	—	0.05
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.56)	$0.14	$0.01	$0.19	$(0.24)
(Loss) income per common share – diluted:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.56)	$0.14	$0.01	$0.18	$(0.29)
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	—	—	—	0.05
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.56)	$0.14	$0.01	$0.18	$(0.24)

Weighted average Common Shares outstanding – basic	83,693,385	83,585,333	83,436,511	83,421,904	58,353,448
Weighted average Common Shares outstanding – diluted	83,693,385	83,690,418	83,465,500	83,534,831	58,353,448
Distributions declared per Common Share	$1.2700	$1.2250	$1.1700	$1.0900	$1.0200
Net (loss) income attributable to Kite Realty Group Trust common shareholders:
(Loss) income from continuing operations[6]	$(46,567)	$11,874	$1,183	$15,443	$(17,268)
Income from discontinued operations	—	—	—	—	3,111
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(46,567)	$11,874	$1,183	$15,443	$(14,157)

____________________
1
In 2018, we disposed of six operating properties and sold an 80% interest in three additional operating properties. The operations of these properties are not reflected as discontinued operations as none of the disposals individually, nor in the aggregate, represent a strategic shift that has or will have a major effect on our operations and financial results.

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

5
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

6	Includes gain on sale of operating properties and preferred dividends.

($ in thousands)	As of December 31
	2018	2017	2016	2015	2014
Balance Sheet Data (Unaudited):
Investment properties, net	$2,941,193	$3,293,270	$3,435,382	$3,500,845	$3,417,655
Cash and cash equivalents	35,376	24,082	19,874	33,880	43,826
Assets held for sale	5,731	—	—	—	179,642
Total assets	3,172,013	3,512,498	3,656,371	3,756,428	3,866,413
Mortgage and other indebtedness	1,543,301	1,699,239	1,731,074	1,724,449	1,546,460
Liabilities held for sale	—	—	—	—	81,164
Total liabilities	1,712,867	1,874,285	1,923,940	1,937,364	1,839,183
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	45,743	72,104	88,165	92,315	125,082
Kite Realty Group Trust shareholders’ equity	1,412,705	1,565,411	1,643,574	1,725,976	1,898,784
Noncontrolling interests	698	698	692	773	3,364
Total liabilities and equity	3,172,013	3,512,498	3,656,371	3,756,428	3,866,413

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

As of December 31, 2018, we owned interests in 111 operating and redevelopment properties totaling approximately 21.9 million square feet. We also owned one development project under construction as of this date.

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

In 2018, we sold six non-core assets, realizing net proceeds of $125 million. These retail assets had a weighted average retail ABR of $12.23, which was 27% lower than the year-end operating portfolio ABR of $16.84. We also entered into a strategic joint venture with TH Real Estate by selling an 80% interest in three core retail assets resulting in gross proceeds of approximately $89 million.

Additionally in 2018, we completed one development project and six redevelopment projects with total project costs of $79.9 million and an aggregate return on cost of 8.5%.

In addition to targeting sub-markets with strong consumer demographics, we focus on having the most desirable tenant mix at each center.  We have aggressively targeted and executed leases with prominent grocers including Kroger, Aldi, Publix and Trader Joe's, expanding retailers such as TJ Maxx, Ross Dress for Less, Burlington, and Old Navy, service and restaurant retailers such as Starbucks, North Italia and Flower Child and other retailers such as Ulta, Party City and Total Wine.  Additionally, we have identified cost-efficient ways to relocate, re-tenant and renegotiate leases at several of our properties allowing us to attract more suitable tenants. In addition, many of our redevelopment projects include consolidating small shop space to accommodate construction of new junior anchor space.

Capital and Financing Activities

Our ability to obtain capital on satisfactory terms and to refinance borrowings as they mature is affected by the condition of the economy in general and by the financial strength of properties securing borrowings.

Throughout 2018, we were able to maintain our strong balance sheet, financial flexibility and liquidity to fund future growth. We ended the year with approximately $485 million of combined cash and borrowing capacity on our unsecured revolving credit facility.  In addition, as of December 31, 2018, we had approximately $20.7 million of debt principal scheduled to mature through December 31, 2020.

The amount that we may borrow under our unsecured revolving credit facility is limited by the value of the assets in our unencumbered asset pool.  As of December 31, 2018, the value of the assets in our unencumbered asset pool was $1.4 billion.

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

Valuation of Investment Properties

Management reviews operational and development projects, land parcels and intangible assets for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review for possible impairment requires certain assumptions, estimates, and significant judgment. Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.

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

Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue.  Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements.  Overage rent is included in other property related revenue in the accompanying consolidated statements of operations.  We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies that may affect the collection of outstanding receivables. To address the collectability of these receivables, we analyze historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the adequacy of our allowance for uncollectible accounts and straight-line rent reserve accordingly. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

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

Fair Value Measurements

We follow the framework established under accounting standard FASB ASC 820, Fair Value Measurements and Disclosures, for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination or upon determination of impairment.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As discussed in Note 8 to the Financial Statements, we have determined that derivative valuations are classified in Level 2 of the fair value hierarchy.

Cash and cash equivalents, accounts receivable, escrows and deposits, and other working capital balances approximate fair value.

Note 6 to the Financial Statements includes a discussion of the fair values recorded when we recognized impairment charges in 2018 and 2017. Level 3 inputs to these transactions include our estimations of market leasing rates, tenant-related costs, discount rates, and disposal values.

Income Taxes and REIT Compliance

Parent Company

The Parent Company, which is considered a corporation for U.S. federal income tax purposes, has been organized and intends to continue to operate in a manner that will enable it to maintain its qualification as a REIT for federal income tax purposes. As a result, it generally will not be subject to U.S. federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders of the Parent Company and meets certain other requirements on a recurring basis. To the extent that it satisfies this distribution requirement, but distributes less than 100% of its taxable income, it will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate rates for a period of four years following the year in which qualification is lost. We may also be subject to certain U.S. federal, state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income even if the Parent Company does qualify as a REIT. The Operating Partnership intends to continue to make distributions to the Parent Company in amounts sufficient to assist the Parent Company in adhering to REIT requirements and maintaining its REIT status.

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

Operating Partnership

The allocated share of income and loss, other than the operations of our taxable REIT subsidiary, is included in the income tax returns of the Operating Partnership's partners. Accordingly, the only U.S. federal income taxes included in the accompanying consolidated financial statements are in connection with the taxable REIT subsidiary.

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

Results of Operations

As of December 31, 2018, we owned interests in 111 operating and redevelopment properties and one development project currently under construction. The following table sets forth the total operating and redevelopment properties and development projects that we owned as of December 31, 2018, 2017 and 2016:

	# of Properties
	2018	2017	2016
Operating Retail Properties	105	105	108
Operating Office Properties and Other	3	4	2
Redevelopment Properties	3	8	9
Total Operating and Redevelopment Properties	111	117	119
Development Projects:	1	2	2
Total All Properties	112	119	121

The comparability of results of operations is affected by our development, redevelopment, and operating property disposition activities in 2016 through 2018. Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2018 and 2017” and “Comparison of Operating Results for the Years Ended December 31, 2017 and 2016”) in conjunction with the discussion of these activities during those periods, which is set forth below.

Property Acquisition Activities

During the three years ended December 31, 2018, we did not acquire any properties.

Operating Property Disposition Activities

During the three years ended December 31, 2018, we sold the operating properties listed in the table below.

Property Name	MSA	Disposition Date	Owned GLA
Shops at Otty	Portland, OR	June 2016	9,845
Publix at St. Cloud	St. Cloud, FL	December 2016	78,820
Cove Center	Stuart, FL	March 2017	155,063
Clay Marketplace	Birmingham, AL	June 2017	63,107
The Shops at Village Walk	Fort Myers, FL	June 2017	78,533
Wheatland Towne Crossing	Dallas, TX	June 2017	194,727
Trussville Promenade	Birmingham, AL	February 2018	463,836
Memorial Commons	Goldsboro, NC	March 2018	111,022
Tamiami Crossing [1]	Naples, FL	June 2018	121,705
Plaza Volente [1]	Austin, TX	June 2018	156,296
Livingston Shopping Center [1]	Newark, NJ	June 2018	139,559
Hamilton Crossing	Alcoa, TN	November 2018	175,464
Fox Lake Crossing	Chicago, IL	December 2018	99,136
Lowe's Plaza	Las Vegas, NV	December 2018	30,210

____________________
1	The Company has retained a 20% ownership interest in this property.

Development Activities

During the three years ended December 31, 2018, the following development properties became operational and were transferred to the operating portfolio:

Property Name	MSA	Transition to Operating Portfolio	Owned GLA
Tamiami Crossing	Naples, FL	June 2016	121,705
Holly Springs Towne Center – Phase II	Raleigh, NC	June 2016	145,009
Parkside Town Commons – Phase II	Raleigh, NC	June 2017	152,460

Redevelopment Activities

During portions of the three years ended December 31, 2018, the following properties were under active redevelopment and removed from our operating portfolio:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operating Portfolio	Owned GLA
Courthouse Shadows[2]	Naples, FL	June 2013	Pending	124,802
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	89,983
City Center [3]	White Plains, NY	December 2015	June 2018	363,103
Fishers Station [3]	Indianapolis, IN	December 2015	September 2018	52,414
Beechwood Promenade [3]	Athens, GA	December 2015	December 2018	297,369
The Corner[2]	Indianapolis, IN	December 2015	Pending	27,731
Rampart Commons [3]	Las Vegas, NV	March 2016	December 2018	79,314
Northdale Promenade	Tampa, FL	March 2016	June 2017	179,575
Burnt Store Marketplace [3]	Punta Gorda, FL	June 2016	March 2018	95,625

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.
3
This property was transitioned to the operating portfolio; however, it remains excluded from the same property pool because it has not been in the operating portfolio four full quarters after the property was transitioned to operations.

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

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. At December 31, 2018, the same property pool excluded three properties in redevelopment, five recently completed redevelopments, and two office properties.

The following table reflects Same Property NOI1 and a reconciliation to net income attributable to common shareholders for the years ended December 31, 2018 and 2017 (unaudited):

($ in thousands)	Years Ended December 31,
	2018	2017	% Change
Leased percentage at period end	94.5%	94.8%
Economic Occupancy percentage[2]	92.8%	93.4%

Same Property NOI[3]	$218,691	$215,651	1.4%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Net operating income - same properties	$218,691	$215,651
Net operating income - non-same activity[4]	40,236	49,968
Other income, net	1,826	62
General, administrative and other	(21,320)	(21,749)
Impairment charges	(70,360)	(7,411)
Depreciation and amortization expense	(152,163)	(172,091)
Interest expense	(66,785)	(65,702)
Gains on sales of operating properties	3,424	15,160
Net income attributable to noncontrolling interests	(116)	(2,014)
Net (loss) income attributable to common shareholders	$(46,567)	$11,874

____
1
Same Property NOI excludes three properties in redevelopment, the recently completed Beechwood Promenade, Burnt Store Marketplace, City Center, Fishers Station, and Rampart Commons redevelopments as well as office properties.

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

4	Includes non-cash activity across the portfolio as well as net operating income from properties not included in the same property pool including properties sold during both periods.

Our Same Property NOI increased 1.4% in 2018 compared to 2017. This increase was primarily due to growth in rental rates and contractual rent increases in existing leases.

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

Our calculations of FFO1 and reconciliation to consolidated net income and FFO, as adjusted for the years ended December 31, 2018, 2017 and 2016 (unaudited) are as follows:

($ in thousands)	Years Ended December 31,
	2018	2017	2016
Consolidated net income	$(46,451)	$13,888	$3,116
Less: net income attributable to noncontrolling interests in properties	(1,151)	(1,731)	(1,844)
Add/Less: loss (gain) on sales of operating properties	(3,424)	(15,160)	(4,253)
Add: impairment charges	70,360	7,411	—
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	151,856	170,315	173,578
FFO of the Operating Partnership[1]	171,190	174,723	170,597
Less: Limited Partners' interests in FFO	(4,109)	(3,966)	(3,872)
FFO attributable to Kite Realty Group Trust common shareholders[1]	$167,081	$170,757	$166,725

FFO of the Operating Partnership[1]	$171,190	$174,723	$170,597
Add: accelerated amortization of debt issuance costs (non-cash)	—	—	1,121
Add: transaction costs	—	—	2,771
Add: severance charge	—	—	500
Add: loss on debt extinguishment	—	—	819
FFO, as adjusted, of the Operating Partnership	$171,190	$174,723	$175,808

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

($ in thousands)	Three Months Ended December 31, 2018
Consolidated net loss	$(31,709)
Adjustments to net income:
Depreciation and amortization	36,299
Interest expense	17,643
Income tax benefit of taxable REIT subsidiary	(150)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	22,083
Adjustments to EBITDA:
Unconsolidated EBITDA	430
Impairment charge	31,513
Loss on sales of operating properties	4,725
Other income and expense, net	461
Noncontrolling interest	(132)
Pro-forma adjustments	(1,805)
Adjusted EBITDA	57,275

Annualized Adjusted EBITDA[1]	$229,100

Company share of net debt:
Mortgage and other indebtedness	1,543,301
Less: Partner share of consolidated joint venture debt	(1,132)
Less: Cash, cash equivalents, and restricted cash	(46,449)
Plus: Company share of unconsolidated joint venture debt	21,912
Plus: Debt Premium	5,469
Company Share of Net Debt	1,523,101
Net Debt to Adjusted EBITDA	6.65x

____________________
1	Represents Adjusted EBITDA for the three months ended December 31, 2018 (as shown in the table above) multiplied by four.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

The following table reflects changes in the components of our consolidated statements of operations for the years ended December 31, 2018 and 2017:

($ in thousands)	2018	2017	Net change 2017 to 2018
Revenue:
Rental income (including tenant reimbursements)	$338,523	$346,444	$(7,921)
Other property related revenue	13,138	11,998	1,140
Fee income	2,523	377	2,146
Total revenue	354,184	358,819	(4,635)
Expenses:
Property operating	50,356	49,643	713
Real estate taxes	42,378	43,180	(802)
General, administrative, and other	21,320	21,749	(429)
Depreciation and amortization	152,163	172,091	(19,928)
Impairment charge	70,360	7,411	62,949
Total expenses	336,577	294,074	42,503
Gains on sale of operating properties, net	3,424	15,160	(11,736)
Operating income	21,031	79,905	(58,874)
Interest expense	(66,785)	(65,702)	(1,083)
Income tax benefit of taxable REIT subsidiary	227	100	127
Equity in loss of unconsolidated subsidiary	(278)	—	(278)
Other expense, net	(646)	(415)	(231)
Consolidated net (loss) income	(46,451)	13,888	(60,339)
Net income attributable to noncontrolling interests	(116)	(2,014)	1,898
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(46,567)	$11,874	$(58,441)

Property operating expense to total revenue ratio	14.2%	13.8%	0.4%

Rental income (including tenant reimbursements) decreased $7.9 million, or 2.3%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(13,086)
Properties under development and redevelopment during 2017 and/or 2018	3,625
Properties fully operational during 2017 and 2018 and other	1,540
Total	$(7,921)

The net increase of $1.5 million in rental income for properties that were fully operational during 2017 and 2018 is attributable to an increase in rental rates offset by a decrease in occupancy primarily caused by anchor bankruptcies and vacancies. In addition, there was an increase of $2.9 million in non-cash market rent amortization associated with anchor vacancies. Rental income for recently completed development and redevelopment projects increased $3.6 million primarily due to multiple anchor tenants commencing rent payments at Fishers Station, Holly Springs Towne Center - Phase II, and Portofino Shopping Center. Tenant reimbursement decreased $0.9 million from 2017 to 2018 due to a decrease in occupancy as noted above. The Company's recovery levels of recoverable operating expenses and real estate taxes were 87.7% and 89.1%, for the years ended December 31, 2018 and 2017.

The average rents for new comparable leases signed in 2018 were $20.38 per square foot compared to average expiring base rents of $18.14 per square foot in that period. The average base rents for renewals signed in 2018 were $18.82 per square foot compared to average expiring base rents of $17.86 per square foot in that period. For our retail operating portfolio, annualized base rent per square foot improved to $16.84 per square foot as of December 31, 2018, up from $16.07 per square foot as of December 31, 2017.

Other property related revenue primarily consists of parking revenues, overage rent, lease termination income and gains on sales of undepreciated assets.  This revenue increased by $1.1 million, primarily as a result of business interruption income of $2.8 million and an increase in lease termination income of $0.5 million. These increases were offset by lower gains on sales of undepreciated assets of $2.1 million.

We recorded fee income of $2.5 million for the year ended December 31, 2018 compared to fee income of $0.4 million for the year ended December 31, 2017. The 2018 activity is for development services provided as part of a multi-family development at our Eddy Street Commons operating property. In December 2017, we formed a joint venture with an unrelated third party to develop and own an Embassy Suites full-service hotel next to our Eddy Street Commons operating property at the University of Notre Dame.

Property operating expenses increased $0.7 million, or 1.4%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(2,116)
Properties under development and redevelopment during 2017 and/or 2018	1,355
Properties fully operational during 2017 and 2018 and other	1,474
Total	$713

The net increase $1.5 million in property operating expenses for properties that were fully operational during 2017 and 2018 is primarily due to a combination of increases of $0.5 million in repairs and maintenance costs and $0.9 million in landscaping and parking lot expense.

As a percentage of rental revenue, property operating expenses increased between years from 13.8% to 14.2%. The increase was mostly due to an increase in anchor vacancy due to certain retailer bankruptcies that contributed to a reduction in the recovery percentage at several of our properties.

Real estate taxes decreased $0.8 million, or 1.9%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(1,810)
Properties under development and redevelopment during 2017 and/or 2018	603
Properties fully operational during 2017 and 2018 and other	405
Total	$(802)

The net increase of $0.4 million in real estate taxes for properties that were fully operational during 2017 and 2018 is primarily due to an increase in current year tax assessments at certain operating properties. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in tenant reimbursement revenue.

General, administrative and other expenses decreased $0.4 million, or 2.0%. The increase is due primarily to higher personnel costs and company overhead expenses, which are partially offset by a reduction in share-based compensation expense.

In 2018, we recorded impairment charges totaling $70.4 million related to a reduction in the expected holding period of certain operating and development properties. In 2017, we recorded an impairment charge of $7.4 million related to one of our operating properties as a result of our conclusion the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of the asset. See additional discussion in Note 8 to the consolidated financial statements.

Depreciation and amortization expense decreased $19.9 million, or 11.6%, due to the following:

($ in thousands)	Net change 2017 to 2018
Properties sold during 2017 and 2018	$(6,806)
Properties under development and redevelopment during 2017 and/or 2018	(4,970)
Properties fully operational during 2017 and 2018 and other	(8,152)
Total	$(19,928)

The net decrease of $5.0 million in properties under redevelopment during 2017 and 2018 is primarily due to $5.8 million of accelerated depreciation and amortization in 2017 from the demolition of a building at our Fishers Station redevelopment property in preparation for replacing the anchor tenant and from the demolition of a building at The Corner redevelopment property. The net decrease of $8.2 million in depreciation and amortization at properties fully operational during 2017 and 2018 is primarily due to certain assets becoming fully depreciated in 2017 and 2018.

Interest expense increased $1.1 million or 1.6%. The increase is due to a reduction in capitalized interest of $1.2 million as additional redevelopments became operational during 2018. As a portion of a project becomes operational, we cease capitalization of the related interest expense. In addition, there was accelerated amortization of deferred loan fees of $1.1 million. These increases in interest expense were offset by reductions in debt utilizing proceeds from current year property sales.

We recorded a net gain of $3.4 million for the year ended December 31, 2018 on the sale of six operating properties and the sale of an 80% interest in three operating properties to a joint venture with TH Real Estate, compared to a net gain of $15.2 million on the sale of four operating properties for the year ended December 31, 2017.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

The following table reflects changes in the components of our consolidated statements of operations for the years ended December 31, 2017 and 2016:

($ in thousands)	2017	2016	Net change 2016 to 2017
Revenue:
Rental income (including tenant reimbursements)	$346,444	$344,541	$1,903
Other property related revenue	11,998	9,581	2,417
Fee income	377	—	377
Total revenue	358,819	354,122	4,697
Expenses:
Property operating	49,643	47,923	1,720
Real estate taxes	43,180	42,838	342
General, administrative, and other	21,749	20,603	1,146
Transaction costs	—	2,771	(2,771)
Depreciation and amortization	172,091	174,564	(2,473)
Impairment charge	7,411	—	7,411
Total expenses	294,074	288,699	5,375
Gain on sale of operating properties, net	15,160	4,253	10,907
Operating income	79,905	69,676	10,229
Interest expense	(65,702)	(65,577)	(125)
Income tax benefit (expense) of taxable REIT subsidiary	100	(814)	914
Other expense, net	(415)	(169)	(246)
Consolidated net income	13,888	3,116	10,772
Net income attributable to noncontrolling interests	(2,014)	(1,933)	(81)
Net income attributable to common shareholders	$11,874	$1,183	$10,691

Property operating expense to total revenue ratio	13.8%	13.5%	0.3%

Rental income (including tenant reimbursements) increased $1.9 million, or 0.6%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(6,363)
Properties under development and redevelopment during 2016 and/or 2017	(3,323)
Development projects completed during 2016 and/or 2017	3,608
Properties fully operational during 2016 and 2017 and other	7,981
Total	$1,903

The net increase of $8.0 million in rental income for properties that were fully operational during 2016 and 2017 is primarily attributable to an increase in rental rates and an increase in occupancy, which leads to more tenants paying rent. The increase in rental revenue is primarily due to multiple anchor and small shop tenants opening as we completed or partially completed various redevelopment and repositioning projects including Trader Joe's at Centennial Gateway, Ross Dress for Less at Trussville Promenade, Party City at Market Street Village, Marshalls at Bolton Plaza, Ulta Beauty at Pine Ridge Crossing, Tuesday Morning at Northdale Promenade, Petco at Hitchcock Plaza, Petsmart at Tarpon Bay Plaza, Buy Buy Baby at Cool Springs Market, Five Below at Shops at Moore and new small shop buildings at Castleton Crossing and Portofino Shopping Center. The net increase of $3.6 million in rental income for recently completed development projects during 2017 is primarily due to multiple anchor tenants opening including Carmike Cinemas at Holly Springs Towne Center - Phase II, Ross Dress for Less and Michaels at Tamiami Crossing and Stein Mart at Parkside Town Commons - Phase II.

The average base rents for new comparable leases signed in 2017 were $21.44 per square foot compared to average expiring base rents of $17.43 per square foot in that period. The average base rents for renewals signed in 2018 were $16.81 per square foot compared to average expiring base rents of $15.77 per square foot in that period. For our retail operating portfolio, annualized base rent per square foot improved to $16.07 per square foot as of December 31, 2017, up from $15.53 per square foot as of December 31, 2017.

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

Property operating expenses increased $1.7 million, or 3.6%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(927)
Properties under development and redevelopment during 2016 and/or 2017	722
Development projects completed during 2016 and/or 2017	546
Properties fully operational during 2016 and 2017 and other	1,379
Total	$1,720

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

Real estate taxes increased $0.3 million, or 0.8%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(863)
Properties under development and redevelopment during 2016 and/or 2017	(81)
Development projects completed during 2016 and/or 2017	403
Properties fully operational during 2014 and 2017 and other	883
Total	$342

The net increase of $0.9 million in real estate taxes for properties that were fully operational during 2016 and 2017 is primarily due to an increase in 2017 tax assessments at certain operating properties. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in tenant reimbursement revenue.

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

Depreciation and amortization expense decreased $2.5 million, or 1.4%, due to the following:

($ in thousands)	Net change 2016 to 2017
Properties sold during 2016 and 2017	$(3,687)
Properties under development and redevelopment during 2016 and/or 2017	3,920
Development projects completed during 2016 and/or 2017	(304)
Properties fully operational during 2016 and 2017 and other	(2,402)
Total	$(2,473)

The net increase of $3.9 million in properties under redevelopment during 2016 and 2017 is primarily due to $5.8 million of accelerated depreciation and amortization from the demolition of a building at our Fishers Station redevelopment property in preparation for replacing the anchor tenant and from the demolition of a building at The Corner redevelopment property. This increase was partially offset by $2.2 million of accelerated depreciation and amortization from the demolition of a portion of a building at our Burnt Store Marketplace operating property in 2016. The net decrease of $2.4 million in depreciation and amortization at properties fully operational during 2016 and 2017 is primarily due to a decrease of $1.6 million in depreciation and amortization caused by tenant-specific assets becoming fully depreciated in 2017 and a decrease of $0.7 million in accelerated depreciation and amortization on tenant-specific assets caused by a tenant vacating prior to their lease expiration in 2016.

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

Our Principal Capital Resources

For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 65.  In addition to cash generated from operations, we discuss below our other principal capital resources.

The continued positive operating cash flows of the Company have enhanced our liquidity position and reduced our borrowing costs. We continue to focus on a balanced approach to growth and staggering debt maturities in order to retain our financial flexibility.

In 2018, we sold six non-core assets for aggregate gross proceeds of $125 million. In addition, we entered into a strategic joint venture with TH Real Estate (formerly known as TIAA) by selling an 80% interest in three core retail assets resulting in gross proceeds of approximately $89 million. We utilized these proceeds to pay down the unsecured revolving credit facility and fund a portion of our development and redevelopment costs.

In February 2019, we announced a plan to market and sell up to $500 million in non-core assets as part of a program designed to improve the Company’s portfolio quality, reduce its leverage, and focus operations on markets where we believe the Company can gain scale and generate attractive risk-adjusted returns. We currently anticipate that the bulk of the net proceeds will be used to repay debt, further strengthening its balance sheet.

As of December 31, 2018, we had approximately $450 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered asset pool allocated to the unsecured revolving credit facility. We also had $35.4 million in cash and cash equivalents as of December 31, 2018.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans, and our senior unsecured notes as of December 31, 2018.

We have on file with the SEC a shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of equity and debt securities. Equity securities may be offered and sold by the Parent Company, and the net proceeds of any such offerings would be contributed to the Operating Partnership in exchange for additional General Partner Units. Debt securities may be offered and sold by the Operating Partnership with the Operating Partnership receiving the proceeds. From time to time, we may issue securities under this shelf registration statement to fund the repayment of long-term debt upon maturity, for other general corporate purposes or as otherwise set forth in the applicable prospectus supplement.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of December 31, 2018, we did not have any debt scheduled to mature in 2019, excluding scheduled monthly principal payments.

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

In November 2018, our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the fourth quarter of 2018.  This distribution, totaling $27.3 million, was paid on January 11, 2019 to common shareholders and Common Unit holders of record as of January 4, 2019.  In February 2019, our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the first quarter of 2019. This distribution is expected to be paid on or about March 29, 2019 to common shareholders and Common Unit holders of record as of March 22, 2019.

Other short-term liquidity needs also include expenditures for tenant improvements, renovation costs, external leasing commissions and recurring capital expenditures.  During the year ended December 31, 2018, we incurred $4.5 million of costs for recurring capital expenditures on operating properties and also incurred $17.9 million of costs for tenant improvements and external leasing commissions (excluding development and redevelopment properties). We currently anticipate incurring approximately $14 million to $16 million of additional major tenant improvements and $25 million to $35 million related to releasing vacant anchor space at a number of our operating properties.

As of December 31, 2018, we had one development project under construction at our Eddy Street Commons property across the street from the University of Notre Dame in South Bend, Indiana.  Total estimated costs for this project, Eddy Street Commons - Phase II, are $90.8 million.  This estimate consists of our projected costs of $10.0 million, tax increment financing of $16.1 million, and construction costs of $64.7 million for residential apartments and townhomes costs that we expect will be covered by an unrelated third party under a ground sublease that is currently being negotiated.  We have provided a completion guaranty to the South Bend Redevelopment Commission and the South Bend Economic Development Commission on the construction of the entire project. We anticipate incurring the majority of the remaining costs for the project over the next 12 to 24 months.  We believe we have the ability to fund this project through cash flow from operations.

We have one redevelopment that is currently under construction with total estimated costs of $3.5 million to $4.5 million. We have already spent $2.5 million and the remaining costs are expected to be incurred during the first half of 2019. We expect to be able to fund these costs from cash flows from operations.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment, Reposition, Repurpose Opportunities. We are currently evaluating additional redevelopment, repositioning, and repurposing of several other operating properties as part of our 3-R initiative. Total estimated costs of these properties are currently expected to be in the range of $30 million to $50 million. We believe we will have sufficient funding for these projects through cash flow from operations, borrowings on our unsecured revolving credit facility and proceeds from asset sales.

Selective Acquisitions, Developments and Joint Ventures. We may selectively pursue the acquisition and development of other properties, which would require additional capital.  It is unlikely that we would have sufficient funds on hand to meet these long-term capital requirements, requiring us to satisfy these needs through additional borrowings, sales of common or preferred shares, issuance of Operating Partnership units, cash generated through property dispositions and/or participation in joint venture arrangements.  We cannot be certain that we would have access to these sources of capital on satisfactory terms, if at all, to fund our long-term liquidity requirements.  We evaluate all future opportunities against pre-established criteria including, but not limited to, location, demographics, expected return, tenant credit quality, tenant relationships, and the amount of existing retail space in the market.  Our ability to access the capital markets will be dependent on a number of factors, including general capital market conditions.

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the year ended December 31, 2018:

Year Ended
($ in thousands)	December 31, 2018
Developments	$2,724
Under Construction and Recently Completed Redevelopment Projects	16,621
Redevelopment Opportunities	2,458
Recently completed developments/redevelopments and other	17,684
Recurring operating capital expenditures (primarily tenant improvement payments)	19,817
Total	$59,304

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we had experienced a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.2 million for the year ended December 31, 2018.

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings were unchanged during 2018.

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

Cash Flows

As of December 31, 2018, we had cash and cash equivalents on hand of $35.4 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Cash provided by operating activities was $154.4 million for the year ended December 31, 2018, a decrease of $0.2 million from the same period of 2017.  The decrease was primarily due to a decrease in cash provided by operating activities due to our 2017 and 2018 property sales partially offset by the completion of several 3-R projects.

Cash provided by investing activities was $148.3 million for the year ended December 31, 2018, as compared to cash used in investing activities of $2.0 million in the same period of 2017.  The major changes in cash provided by investing activities are as follows:

•	Net proceeds of $208.4 million related to the sale of six non-core assets for proceeds of $125 million and the sale of an 80% interest in three core assets for net proceeds of $89 million; and

•
Decrease in capital expenditures of $13.1 million, partially offset by a decrease in construction payables of $0.8 million.  In 2017 and 2018, we completed construction on multiple development and redevelopment projects.

Cash used in financing activities was $289.4 million for the year ended December 31, 2018, compared to cash used in financing activities of $149.3 million in the same period of 2017.  Highlights of significant cash sources and uses in financing activities during 2017 are as follows:

•	We borrowed $44.5 million on the unsecured revolving credit facility to fund development activities, redevelopment activities, and tenant improvement costs;

•	We used the $218.4 million proceeds from the sale of operating properties to pay down the unsecured revolving credit facility;

•	We paid $22.0 million to partners in one of our joint ventures to fund the redemption of their redeemable noncontrolling interests using a draw on the Credit Facility; and

•	We made distributions to common shareholders and Common Unit holders of $110.0 million.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Cash provided by operating activities was $154.6 million for the year ended December 31, 2017, a decrease of $0.7 million from the same period of 2016.  The decrease was primarily due to the timing of real estate tax payments and annual insurance payments and an increase in leasing costs.

Cash used in investing activities was $2.0 million for the year ended December 31, 2017, as compared to cash used in investing activities of $82.9 million in the same period of 2016.  Highlights of significant cash sources and uses are as follows:

•
Net proceeds of $76.1 million related to the sale of Cove Center, Clay Marketplace, The Shops at Village Walk, and Wheatland Towne Crossing in 2017, compared to net proceeds of $14.2 million from two property sales in 2016; and

•
Increase in capital expenditures of $23.8 million, partially offset by a decrease in construction payables of $4.3 million.  In 2017, we incurred additional construction costs at our Parkside Towne Commons - Phase II and Holly Springs Towne Center - Phase II development projects, and additional construction costs at several of our redevelopment properties.

Cash used in financing activities was $149.3 million for the year ended December 31, 2017, compared to cash used in financing activities of $90.9 million in the same period of 2016.  Highlights of significant cash sources and uses in financing activities during 2017 are as follows:

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

As of December 31, 2018, we have outstanding letters of credit totaling $3.1 million, against which no amounts were advanced.

Contractual Obligations

The following table summarizes our contractual obligations based on contracts executed as of December 31, 2018.

($ in thousands)	Consolidated Long-term Debt and Interest[1]	Development Activity and Tenant Allowances[2]	Operating Ground Leases	Employment Contracts[3]	Total
2019	$72,714	$11,909	$1,694	$1,263	$87,580
2020	93,171	—	1,777	450	95,398
2021	319,783	—	1,789	375	321,947
2022	299,184	—	1,815	—	300,999
2023	312,675	—	1,636	—	314,311
Thereafter	802,919	—	72,154	—	875,073
Total	$1,900,446	$11,909	$80,865	$2,088	$1,995,308

____________________
1
Our long-term debt consists of both variable and fixed-rate debt and includes both principal and interest.  Interest expense for variable-rate debt was calculated using the interest rates as of December 31, 2018.

2	Tenant allowances include commitments made to tenants at our operating and under construction development and redevelopment properties.
3	We have entered into employment agreements with certain members of senior management that have various expiration dates.

Obligations in Connection with Development and Redevelopment Projects Under Construction

We are obligated under various completion guarantees with lenders and tenants to complete all or portions of our under construction development and redevelopment projects. We believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations or borrowings on our unsecured revolving credit facility.

Our share of estimated future costs for our under construction and future developments and redevelopments is further discussed on page 64 in the "Short and Long-Term Liquidity Needs" section.

Outstanding Indebtedness

The following table presents details of outstanding consolidated indebtedness as of December 31, 2018 and 2017 adjusted for hedges:

($ in thousands)	December 31, 2018	December 31, 2017
Senior unsecured notes	$550,000	$550,000
Unsecured revolving credit facility	45,600	60,100
Unsecured term loans	345,000	400,000
Mortgage notes payable - fixed rate	534,679	576,927
Mortgage notes payable - variable rate	73,491	113,623
Net debt premiums and issuance costs, net	(5,469)	(1,411)
Total mortgage and other indebtedness	$1,543,301	$1,699,239

 Consolidated indebtedness, including weighted average maturities and weighted average interest rates at December 31, 2018, is summarized below:

($ in thousands)	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (in years)
Fixed rate debt[1]	$1,475,879	95%	4.11%	5.8
Variable rate debt	72,891	5%	4.21%	6.9
Net debt premiums and issuance costs, net	(5,469)	N/A	N/A	N/A
Total	$1,543,301	100%	4.13%	5.8

_______
1
Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of December 31, 2018, $391.2 million in variable rate debt is hedged for a weighted average of 2.9 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases.  Mortgage indebtedness is generally repaid in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness are based on LIBOR plus spreads ranging from 150 to 160 basis points.  At December 31, 2018, the one-month LIBOR interest rate was 2.50%.  Fixed interest rates on mortgage loans range from 3.78% to 6.78%.

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

We had $1.5 billion of outstanding consolidated indebtedness as of December 31, 2018 (inclusive of net unamortized net debt premiums and issuance costs of $5.5 million). As of December 31, 2018, we were party to various consolidated interest rate hedge agreements totaling $391.2 million, with maturities over various terms through 2025. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $1.5 billion (95%) and $0.1 billion (5%), respectively, of our total consolidated indebtedness at December 31, 2018.

We do not have any fixed rate debt scheduled to mature during 2019.  A 100-basis point change in interest rates on our unhedged variable rate debt as of December 31, 2018 would change our annual cash flow by $0.7 million.  Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term LIBOR interest rates.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Parent Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Parent Company's management, including its Chief Executive Officer and Chief Financial Officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control – Integrated Framework, the Parent Company's management has concluded that its internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Operating Partnership's management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control – Integrated Framework, the Operating Partnership's management has concluded that its internal control over financial reporting was effective as of December 31, 2018.

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

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Trustees of Kite Realty Group Trust:

Opinion on Internal Control over Financial Reporting
We have audited Kite Realty Group Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Kite Realty Group Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
February 27, 2019

Report of Independent Registered Public Accounting Firm

The Partners of Kite Realty Group, L.P. and subsidiaries and the Board of Trustees of Kite Realty Group Trust:

Opinion on Internal Control over Financial Reporting
We have audited Kite Realty Group, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Kite Realty Group, L.P and subsidiaries’ (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Partnership and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
February 27, 2019

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated by reference to the material appearing in our 2019 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end in accordance with Regulation 14A.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Kite Realty Group Trust, KRG Magellan, LLC and Inland Diversified Real Estate Trust, Inc., dated February 9, 2014	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.5	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.6	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.7	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Daniel R. Sink*	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.8	Separation Agreement and General Release, dated as of June 30, 2018, by and between Kite Realty Group Trust and Daniel R. Sink*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 2, 2018

10.9	Executive Employment Agreement, dated as of August 6, 2014, by and between the Company and Scott E. Murray*	Incorporated by reference to Exhibit 10.8 the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2014.

10.10	Executive Employment Agreement, dated as of October 1, 2018, by and between Kite Realty Group Trust and Heath R. Fear*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 4, 2018

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Scott E. Murray*	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.16	Indemnification Agreement, dated as of November 5, 2018, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Heath R. Fear*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.19	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.20	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.21	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.22	Indemnification Agreement, dated as of November 3, 2008, by and between Kite Realty Group, L.P. and Darell E. Zink, Jr.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2008

10.23	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group, L.P. and Victor J. Coleman*	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2012

10.24	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and Christie B. Kelly*	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2013

10.25	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and David R. O’Reilly*	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2013

10.26	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and Barton R. Peterson*	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2013

10.27	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Lee A. Daniels*	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.28	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Gerald W. Grupe*	Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.29	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Charles H. Wurtzebach*	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.30	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.31
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.32	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.33	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.34	Form of 2014 Outperformance LTIP Unit Award Agreement	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.35	Form of 2016 Outperformance Plan LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 3, 2016

10.36	Kite Realty Group Trust 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Kite Realty Group Trust filed with the SEC on May 8, 2013

10.37	Form of Nonqualified Share Option Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.38	Form of Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.39	Schedule of Non-Employee Trustee Fees and Other Compensation*	Incorporated by reference to Exhibit 10.49 of the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 20, 2018

10.40	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.41	Form of Performance Share Unit Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.38 of the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2017

10.42	Form of Performance Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.43	Fifth Amended and Restated Credit Agreement, dated as of July 28, 2016, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

10.44	First Amended and Restated Springing Guaranty, dated as of July 28, 2016, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

10.45
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

10.46
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

10.47
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

10.48	Guaranty, dated as of April 30, 2012, by the Company and certain subsidiaries of the Operating Partnership party thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

10.49
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 24, 2018, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on April 25, 2018

10.50
Second Amendment to Term Loan Agreement, dated as of April 24, 2018, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on April 25, 2018

10.51	Term Loan Agreement, dated as of October 25, 2018, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 26, 2018

10.52	Springing Guaranty, dated as of October 25, 2018, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 26, 2018

10.53	Note Purchase Agreement, dated as of August 28, 2015, by and among Kite Realty Group, L.P., and the other parties named therein as Purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 3, 2015

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young LLP relating to the Parent Company	Filed herewith

23.2	Consent of Ernst & Young LLP relating to the Operating Partnership	Filed herewith

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

KITE REALTY GROUP TRUST
(Registrant)

/s/ John A. Kite
John A. Kite
February 27, 2019	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ Heath R. Fear
Heath R. Fear
February 27, 2019	Executive Vice President and Chief Financial Officer
(Date)	(Principal Financial Officer)

KITE REALTY GROUP L.P. AND SUBSIDIARIES
(Registrant)

/s/ John A. Kite
John A. Kite
February 27, 2019	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ Heath R. Fear
Heath R. Fear
February 27, 2019	Executive Vice President and Chief Financial Officer
(Date)	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Kite	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	February 27, 2019
(John A. Kite)

/s/ William E. Bindley	Trustee	February 27, 2019
(William E. Bindley)

/s/ Victor J. Coleman	Trustee	February 27, 2019
(Victor J. Coleman)

/s/ Christie B. Kelly	Trustee	February 27, 2019
(Christie B. Kelly)

/s/ David R. O’Reilly	Trustee	February 27, 2019
(David R. O’Reilly)

/s/ Barton R. Peterson	Trustee	February 27, 2019
(Barton R. Peterson)

/s/ Lee A. Daniels	Trustee	February 27, 2019
(Lee A. Daniels)

/s/ Gerald W. Grupe	Trustee	February 27, 2019
(Gerald W. Grupe)

/s/ Charles H. Wurtzebach	Trustee	February 27, 2019
(Charles H. Wurtzebach)

/s/ Heath R. Fear	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2019
(Heath R. Fear)

/s/ David E. Buell	Senior Vice President, Chief Accounting Officer	February 27, 2019
(David E. Buell)

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries

Index to Financial Statements

Page
Consolidated Financial Statements:

Kite Realty Group Trust:

Report of Independent Registered Public Accounting Firm	F-1

Kite Realty Group, L.P. and subsidiaries

Report of Independent Registered Public Accounting Firm	F-2

Kite Realty Group Trust:

Balance Sheets as of December 31, 2018 and 2017	F-3

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016	F-4

Statements of Shareholders’ Equity for the Years Ended December 31, 2018, 2017, and 2016	F-5

Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016	F-6

Kite Realty Group, L.P. and subsidiaries
Balance Sheets as of December 31, 2018 and 2017	F-7

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016	F-8

Statements of Partner's Equity for the Years Ended December 31, 2018, 2017, and 2016	F-9

Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016	F-10

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries:

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule:

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries:

Schedule III – Real Estate and Accumulated Depreciation	F-35

Notes to Schedule III	F-39

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of Kite Realty Group Trust:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of sponsoring organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
February 27, 2019

Report of Independent Registered Public Accounting Firm

The Partners of Kite Realty Group, L.P. and subsidiaries and the Board of Trustees of Kite Realty Group Trust:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group, L.P. and subsidiaries (the Partnership) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, partner’s equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of sponsoring organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
Indianapolis, Indiana
February 27, 2019

Kite Realty Group Trust
Consolidated Balance Sheets
($ in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets:
Investment properties at cost:	$3,641,120	$3,957,884
Less: accumulated depreciation	(699,927)	(664,614)
	2,941,193	3,293,270

Cash and cash equivalents	35,376	24,082
Tenant and other receivables, including accrued straight-line rent of $31,347 and $31,747 respectively, net of allowance for uncollectible accounts	58,059	58,328
Restricted cash and escrow deposits	10,130	8,094
Deferred costs, net	95,264	112,359
Prepaid and other assets	12,764	12,465
Investments in unconsolidated subsidiaries	13,496	3,900
Asset held for sale	5,731	—
Total Assets	$3,172,013	$3,512,498

Liabilities and Shareholders' Equity:
Mortgage and other indebtedness, net	$1,543,301	$1,699,239
Accounts payable and accrued expenses	85,934	78,482
Deferred revenue and other liabilities	83,632	96,564
Total Liabilities	1,712,867	1,874,285
Commitments and contingencies
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	45,743	72,104
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,800,886 and 83,606,068 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	838	836
Additional paid in capital	2,078,099	2,071,418
Accumulated other comprehensive (loss) income	(3,497)	2,990
Accumulated deficit	(662,735)	(509,833)
Total Kite Realty Group Trust Shareholders' Equity	1,412,705	1,565,411
Noncontrolling Interest	698	698
Total Equity	1,413,403	1,566,109
Total Liabilities and Shareholders' Equity	$3,172,013	$3,512,498

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
($ in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Minimum rent	$266,377	$273,444	$274,059
Tenant reimbursements	72,146	73,000	70,482
Other property related revenue	13,138	11,998	9,581
Fee income	2,523	377	—
Total revenue	354,184	358,819	354,122
Expenses:
Property operating	50,356	49,643	47,923
Real estate taxes	42,378	43,180	42,838
General, administrative, and other	21,320	21,749	20,603
Transaction costs	—	—	2,771
Depreciation and amortization	152,163	172,091	174,564
Impairment charges	70,360	7,411	—
Total expenses	336,577	294,074	288,699
Gains on sale of operating properties, net	3,424	15,160	4,253
Operating income	21,031	79,905	69,676
Interest expense	(66,785)	(65,702)	(65,577)
Income tax benefit (expense) of taxable REIT subsidiary	227	100	(814)
Equity in loss of unconsolidated subsidiary	(278)	—	—
Other expense, net	(646)	(415)	(169)
Consolidated net (loss) income	(46,451)	13,888	3,116
Net income attributable to noncontrolling interests	(116)	(2,014)	(1,933)
Net (loss) income attributable to Kite Realty Group Trust	(46,567)	11,874	1,183

Net (loss) income per common share – basic	$(0.56)	$0.14	$0.01
Net (loss) income per common share – diluted	$(0.56)	$0.14	$0.01

Weighted average common shares outstanding - basic	83,693,385	83,585,333	83,436,511
Weighted average common shares outstanding - diluted	83,693,385	83,690,418	83,465,500

Dividends declared per common share	$1.270	$1.225	$1.165

Consolidated net (loss) income	$(46,451)	$13,888	$3,116
Change in fair value of derivatives	(6,647)	3,384	1,871
Total comprehensive (loss) income	(53,098)	17,272	4,987
Comprehensive loss (income) attributable to noncontrolling interests	44	(2,092)	(1,975)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(53,054)	$15,180	$3,012

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2015	83,334,865	$833	$2,050,545	$(2,145)	$(323,257)	$1,725,976
Stock compensation activity	67,804	1	5,042	—	—	5,043
Issuance of common shares under at-the-market plan, net	137,229	1	3,836	—	—	3,837
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	1,829	—	1,829
Distributions declared to common shareholders	—	—	—	—	(97,231)	(97,231)
Net income attributable to Kite Realty Group Trust	—	—	—	—	1,183	1,183
Exchange of redeemable noncontrolling interests for common shares	5,500	—	149	—	—	149
Adjustment to redeemable noncontrolling interests	—	—	2,788	—	—	2,788
Balances, December 31, 2016	83,545,398	$835	$2,062,360	$(316)	$(419,305)	$1,643,574
Stock compensation activity	48,670	1	5,915	—	—	5,916
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	3,306	—	3,306
Distributions declared to common shareholders	—	—	—	—	(102,402)	(102,402)
Net income attributable to Kite Realty Group Trust	—	—	—	—	11,874	11,874
Acquisition of partner's noncontrolling interest in Fishers Station operating property	—	—	(3,750)	—	—	(3,750)
Exchange of redeemable noncontrolling interests for common shares	12,000	—	236	—	—	236
Adjustment to redeemable noncontrolling interests	—	—	6,657	—	—	6,657
Balances, December 31, 2017	83,606,068	$836	$2,071,418	$2,990	$(509,833)	$1,565,411
Stock compensation activity	163,318	2	5,695	—	—	5,697
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(6,487)	—	(6,487)
Distributions declared to common shareholders	—	—	—	—	(106,335)	(106,335)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(46,567)	(46,567)
Exchange of redeemable noncontrolling interests for common shares	31,500	—	561	—	—	561
Adjustment to redeemable noncontrolling interests	—	—	425	—	—	425
Balances, December 31, 2018	83,800,886	$838	$2,078,099	$(3,497)	$(662,735)	$1,412,705

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities:
Consolidated net (loss) income	$(46,451)	$13,888	$3,116
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Gain on sale of operating properties	(3,424)	(15,160)	(4,253)
Impairment charge	70,360	7,411	—
Loss on debt extinguishment	—	—	1,429
Straight-line rent	(3,060)	(4,696)	(5,459)
Depreciation and amortization	156,107	174,625	179,084
Provision for credit losses, net of recoveries	2,952	2,786	2,771
Compensation expense for equity awards	4,869	5,988	5,214
Amortization of debt fair value adjustment	(2,630)	(2,913)	(4,412)
Amortization of in-place lease liabilities	(6,360)	(3,677)	(6,863)
Changes in assets and liabilities:
Tenant receivables	(3,594)	(6,228)	(512)
Deferred costs and other assets	(13,396)	(11,569)	(13,080)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(990)	(5,832)	(387)
Payments on assumed earnout liability	—	—	(1,286)
Net cash provided by operating activities	154,383	154,623	155,362
Cash flow from investing activities:
Capital expenditures, net	(59,304)	(72,433)	(94,611)
Net proceeds from sales of operating properties	218,387	76,075	14,187
Change in construction payables	(777)	(4,276)	(3,024)
Collection of note receivable	—	—	500
Capital contribution to unconsolidated joint venture	(9,973)	(1,400)	—
Net cash provided by (used in) investing activities	148,333	(2,034)	(82,948)
Cash flow from financing activities:
Proceeds from issuance of common shares, net	76	28	4,402
Repurchases of common shares upon the vesting of restricted shares	(350)	(835)	(1,125)
Acquisition of partner's interest in Fishers Station operating property	—	(3,750)	—
Loan proceeds	399,500	97,700	608,301
Loan transaction costs	(5,208)	(357)	(8,085)
Loan payments	(551,379)	(128,800)	(594,079)
Loss on debt extinguishment	—	—	(1,429)
Distributions paid – common shareholders	(106,316)	(101,128)	(94,669)
Distributions paid – redeemable noncontrolling interests	(3,716)	(3,922)	(3,924)
Distributions to noncontrolling interests	—	—	(251)
Acquisition of partners' interests in Territory joint venture	(21,993)	(8,261)	—
Net cash used in financing activities	(289,386)	(149,325)	(90,859)
Increase (decrease) in cash, cash equivalents, and restricted cash	13,330	3,264	(18,445)
Cash, cash equivalents, and restricted cash beginning of year	32,176	28,912	47,357
Cash, cash equivalents, and restricted cash end of year	$45,506	$32,176	$28,912
Supplemental disclosures
Cash paid for interest, net of capitalized interest	$67,998	$68,819	$67,172
Cash paid for taxes	$—	$—	$545
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
($ in thousands, except unit data)

	December 31, 2018	December 31, 2017
Assets:
Investment properties, at cost	$3,641,120	$3,957,884
Less: accumulated depreciation	(699,927)	(664,614)
	2,941,193	3,293,270

Cash and cash equivalents	35,376	24,082
Tenant and other receivables, including accrued straight-line rent of $31,347 and $31,747 respectively, net of allowance for uncollectible accounts	58,059	58,328
Restricted cash and escrow deposits	10,130	8,094
Deferred costs and intangibles, net	95,264	112,359
Prepaid and other assets	12,764	12,465
Investments in unconsolidated subsidiaries	13,496	3,900
Asset held for sale	5,731	—
Total Assets	$3,172,013	$3,512,498

Liabilities and Equity:
Mortgage and other indebtedness	$1,543,301	$1,699,239
Accounts payable and accrued expenses	85,934	78,482
Deferred revenue and intangibles, net and other liabilities	83,632	96,564
Total Liabilities	1,712,867	1,874,285
Commitments and contingencies
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	45,743	72,104
Partners Equity:
Parent Company:
Common equity, 83,800,886 and 83,606,068 units issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,416,202	1,562,421
Accumulated other comprehensive income (loss)	(3,497)	2,990
Total Partners Equity	1,412,705	1,565,411
Noncontrolling Interests	698	698
Total Equity	1,413,403	1,566,109
Total Liabilities and Equity	$3,172,013	$3,512,498

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
($ in thousands, except unit and per unit data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Minimum rent	$266,377	$273,444	$274,059
Tenant reimbursements	72,146	73,000	70,482
Other property related revenue	13,138	11,998	9,581
Fee income	2,523	377	—
Total revenue	354,184	358,819	354,122
Expenses:
Property operating	50,356	49,643	47,923
Real estate taxes	42,378	43,180	42,838
General, administrative, and other	21,320	21,749	20,603
Transaction costs	—	—	2,771
Depreciation and amortization	152,163	172,091	174,564
Impairment charge	70,360	7,411	—
Total expenses	336,577	294,074	288,699
Gain on sale of operating properties, net	3,424	15,160	4,253
Operating income	21,031	79,905	69,676
Interest expense	(66,785)	(65,702)	(65,577)
Income tax benefit (expense) of taxable REIT subsidiary	227	100	(814)
Equity in loss of unconsolidated subsidiary	(278)	—	—
Other expense, net	(646)	(415)	(169)
Consolidated net (loss) income	(46,451)	13,888	3,116
Net income attributable to noncontrolling interests	(1,151)	(1,733)	(1,906)
Net (loss) income attributable to common unitholders	$(47,602)	$12,155	$1,210

Allocation of net (loss) income:
Limited Partners	$(1,035)	$281	$27
Parent Company	(46,567)	11,874	1,183
	$(47,602)	$12,155	$1,210

Net (loss) income per unit - basic	$(0.56)	$0.14	$0.01
Net (loss) income per unit - diluted	$(0.56)	$0.14	$0.01

Weighted average common units outstanding - basic	85,740,449	85,566,272	85,374,910
Weighted average common units outstanding - diluted	85,740,449	85,671,358	85,403,899

Distributions declared per common unit	$1.270	$1.225	$1.165

Consolidated net (loss) income	$(46,451)	$13,888	$3,116
Change in fair value of derivatives	(6,647)	3,384	1,871
Total comprehensive (loss) income	(53,098)	17,272	4,987
Comprehensive income attributable to noncontrolling interests	(1,151)	(1,733)	(1,906)
Comprehensive (loss) income attributable to common unitholders	$(54,249)	$15,539	$3,081

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partner's Equity
($ in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive (Loss) Income
Balances, December 31, 2015	$1,728,121	$(2,145)	$1,725,976
Stock compensation activity	5,043	—	5,043
Capital Contribution from the General Partner	3,837	—	3,837
Other comprehensive income attributable to Parent Company	—	1,829	1,829
Distributions declared to Parent Company	(97,231)	—	(97,231)
Net income attributable to Parent Company	1,183	—	1,183
Conversion of Limited Partner Units to shares of the Parent Company	149	—	149
Adjustment to redeemable noncontrolling interests	2,788	—	2,788
Balances, December 31, 2016	$1,643,890	$(316)	$1,643,574
Stock compensation activity	5,916	—	5,916
Other comprehensive income attributable to Parent Company	—	3,306	3,306
Distributions declared to Parent Company	(102,402)	—	(102,402)
Net income attributable to Parent Company	11,874	—	11,874
Acquisition of partner's interest in Fishers Station operating property	(3,750)	—	(3,750)
Conversion of Limited Partner Units to shares of the Parent Company	236	—	236
Adjustment to redeemable noncontrolling interests	6,657	—	6,657
Balances, December 31, 2017	$1,562,421	$2,990	$1,565,411
Stock compensation activity	5,697	—	5,697
Other comprehensive loss attributable to Parent Company	—	(6,487)	(6,487)
Distributions declared to Parent Company	(106,335)	—	(106,335)
Net loss attributable to Parent Company	(46,567)	—	(46,567)
Conversion of Limited Partner Units to shares of the Parent Company	561	—	561
Adjustment to redeemable noncontrolling interests	425	—	425
Balances, December 31, 2018	$1,416,202	$(3,497)	$1,412,705

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities:
Consolidated net (loss) income	$(46,451)	$13,888	$3,116
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Gain on sale of operating properties, net of tax	(3,424)	(15,160)	(4,253)
Impairment charge	70,360	7,411	—
Loss on debt extinguishment	—	—	1,429
Straight-line rent	(3,060)	(4,696)	(5,459)
Depreciation and amortization	156,107	174,625	179,084
Provision for credit losses, net of recoveries	2,952	2,786	2,771
Compensation expense for equity awards	4,869	5,988	5,214
Amortization of debt fair value adjustment	(2,630)	(2,913)	(4,412)
Amortization of in-place lease liabilities	(6,360)	(3,677)	(6,863)
Changes in assets and liabilities:
Tenant receivables	(3,594)	(6,228)	(512)
Deferred costs and other assets	(13,396)	(11,569)	(13,080)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(990)	(5,832)	(387)
Payments on assumed earnout liability	—	—	(1,286)
Net cash provided by operating activities	154,383	154,623	155,362
Cash flow from investing activities:
Capital expenditures, net	(59,304)	(72,433)	(94,611)
Net proceeds from sales of operating properties	218,387	76,075	14,187
Change in construction payables	(777)	(4,276)	(3,024)
Collection of note receivable	—	—	500
Capital contribution to unconsolidated joint venture	(9,973)	(1,400)	—
Net cash provided by (used in) investing activities	148,333	(2,034)	(82,948)
Cash flow from financing activities:
Contributions from the Parent Company	76	28	4,402
Distributions to the Parent Company for repurchases of common shares upon the vesting of restricted shares	(350)	(835)	(1,125)
Acquisition of partner's interest in Fishers Station operating property	—	(3,750)	—
Loan proceeds	399,500	97,700	608,301
Loan transaction costs	(5,208)	(357)	(8,085)
Loan payments	(551,379)	(128,800)	(594,079)
Loss on debt extinguishment	—	—	(1,429)
Distributions paid – common unitholders	(106,316)	(101,128)	(94,669)
Distributions paid – redeemable noncontrolling interests	(3,716)	(3,922)	(3,924)
Distributions to noncontrolling interests	—	—	(251)
Acquisition of partners' interests in Territory joint venture	(21,993)	(8,261)	—
Net cash used in financing activities	(289,386)	(149,325)	(90,859)
Increase (decrease) in cash, cash equivalents, and restricted cash	13,330	3,264	(18,445)
Cash, cash equivalents, and restricted cash beginning of year	32,176	28,912	47,357
Cash, cash equivalents, and restricted cash end of year	$45,506	$32,176	$28,912
Supplemental disclosures
Cash paid for interest, net of capitalized interest	$67,998	$68,819	$67,172
Cash paid for taxes	$—	$—	$545
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018
($ in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions.)

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

The Parent Company is the sole general partner of the Operating Partnership, and as of December 31, 2018 owned approximately 97.6% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.4% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At December 31, 2018, we owned interests in 111 operating and redevelopment properties totaling approximately 21.9 million square feet. We also owned one development project under construction as of this date. Of the 111 properties, 108 are consolidated in these financial statements and the remaining three are accounted for under the equity method.

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

Components of Investment Properties

The Company’s investment properties as of December 31, 2018 and December 31, 2017 were as follows:

($ in thousands)	Balance at
	December 31, 2018	December 31, 2017
Investment properties, at cost:
Land, buildings and improvements	$3,600,743	$3,904,291
Furniture, equipment and other	7,741	8,453
Construction in progress	32,636	45,140
	$3,641,120	$3,957,884

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of December 31, 2018, we owned investments in two joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $56.6 million, which were secured by assets of the VIEs totaling $114.8 million.  The Operating Partnership guarantees the debt of these VIEs.

The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary in accordance with the VIE model.

TH Real Estate Joint Venture

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

Embassy Suites at the University of Notre Dame

In December 2017, we formed a new joint venture with an unrelated third party to develop and own an Embassy Suites full-service hotel next to our Eddy Street Commons operating property at the University of Notre Dame. For the year ended December 31, 2017, we recorded fee income of $0.4 million. We contributed $1.4 million of cash to the joint venture in return for a 35% ownership interest in the venture. The joint venture has entered into a $33.8 million construction loan, against which $33.0 million was drawn as of December 31, 2018. The joint venture is not considered a VIE. We are accounting for the joint venture under the equity method as both members have substantive participating rights and we do not control the activities of the venture.

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

Impairment

Management reviews operational and development projects, land parcels and intangible assets for impairment on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review for possible impairment requires certain assumptions, estimates, and significant judgment. Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.

Asset Held for Sale and Discontinued Operations

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

Fair Value Measurements

We follow the framework established under accounting standard FASB ASC 820, Fair Value Measurements and Disclosures, for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination or upon determination of impairment.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. As discussed in Note 8 to the Financial Statements, we have determined that derivative valuations are classified in Level 2 of the fair value hierarchy.

Cash and cash equivalents, accounts receivable, escrows and deposits, and other working capital balances approximate fair value.

Note 6 to the Financial Statements includes a discussion of the fair values recorded when we recognized impairment charges in 2018 and 2017. Level 3 inputs to these transactions include our estimations of market leasing rates, tenant-related costs, discount rates, and disposal values.

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

Changes in the fair values of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.  Gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedged transaction.  As of December 31, 2018 and 2017, all of our derivative instruments qualify for hedge accounting.

Revenue Recognition

As a lessor of real estate assets, the Company retains substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.

Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue.  Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements.  Overage rent is included in other property related revenue in the accompanying consolidated statements of operations.  We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies that may affect the collection of outstanding receivables. To address the collectability of these receivables, we analyze historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the adequacy of our allowance for uncollectible accounts and straight-line rent reserve accordingly. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

Gains or losses from sales of real estate have historically been recognized when a sale has been consummated, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the asset, we have transferred to the buyer the usual risks and rewards of ownership, and we do not have a substantial continuing financial involvement in the property.  As part of our ongoing business strategy, we will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Net gains realized on such sales were $3.1 million, $5.2 million, and $3.9 million for the years ended December 31, 2018, 2017, and 2016, respectively, and are classified as other property related revenue in the accompanying consolidated statements of operations.

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

($ in thousands)	2018	2017	2016
Balance, beginning of year	$3,487	$3,998	$4,325
Provision for credit losses and accrued straight-line rent, net of recoveries	3,461	2,786	2,771
Accounts written off	(2,648)	(3,297)	(3,098)
Balance, end of year	$4,300	$3,487	$3,998

 The provision for credit losses, net of recoveries, represented 1.0%, 0.8%, 0.8% of total revenues in each of the years ended December 31, 2018, 2017 and 2016.

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

Total billed receivables due from tenants leasing space in the states of Florida, Indiana, and Texas, consisted of the following as of December 31, 2018 and 2017:

	As of December 31, 2018
	2018	2017
Florida	56%	61%
Indiana	14%	9%
Texas	3%	4%

For the years ended December 31, 2018, 2017, and 2016, the Company's revenue recognized from tenants leasing space in the states of Florida, Indiana, and Texas, were as follows:

	Year Ended December 31,
	2018	2017	2016
Florida	25%	24%	25%
Indiana	15%	14%	15%
Texas	12%	13%	13%

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the years ended December 31, 2018, 2017 and 2016 were 2.0 million, 2.0 million and 1.9 million, respectively.

Less than 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit because their impact was not dilutive for each of the twelve months ended December 31, 2018, 2017 and 2016. In addition, Limited Partner Units, units issued under our Outperformance Plan, and deferred common share units are excluded from the computation of diluted earnings per share due to the net loss position.

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

Income Taxes and REIT Compliance

Parent Company

The Parent Company, which is considered a corporation for U.S. federal income tax purposes, has been organized and intends to continue to operate in a manner that will enable it to maintain its qualification as a REIT for federal income tax purposes. As a result, it generally will not be subject to U.S. federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders of the Parent Company and meets certain other requirements on a recurring basis. To the extent that it satisfies this distribution requirement, but distributes less than 100% of its taxable income, it will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate rates for a period of four years following the year in which qualification is lost. We may also be subject to certain U.S. federal, state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income even if the Parent Company does qualify as a REIT. The Operating Partnership intends to continue to make distributions to the Parent Company in amounts sufficient to assist the Parent Company in adhering to REIT requirements and maintaining its REIT status.

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

Operating Partnership

The allocated share of income and loss, other than the operations of our taxable REIT subsidiary, is included in the income tax returns of the Operating Partnership's partners. Accordingly, the only U.S. federal income taxes included in the accompanying consolidated financial statements are in connection with the taxable REIT subsidiary.

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the years ended December 31, 2018, 2017, and 2016 were as follows:

($ in thousands)	2018	2017	2016
Noncontrolling interests balance January 1	$698	$692	$773
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	—	6	171
Distributions to noncontrolling interests	—	—	(252)
Noncontrolling interests balance at December 31	$698	$698	$692

Redeemable Noncontrolling Interests – Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At December 31, 2018, the redemption value of the redeemable noncontrolling interests in the Operating Partnership did not exceed the historical book value, and the balance was accordingly adjusted to historical book value. At December 31, 2017, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the years ended December 31, 2018, 2017, and 2016, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Year Ended December 31,
	2018	2017	2016
Parent Company’s weighted average interest in Operating Partnership	97.6%	97.7%	97.7%
Limited partners' weighted average interests in Operating Partnership	2.4%	2.3%	2.3%

At December 31, 2018, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.6% and 2.4%. At December 31, 2017, the Parent Company's interest and the limted partners' redeemable noncontrolling ownership interests in the Operating Parntership were 97.7% and 2.3%.

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

There were 2,035,349 and 1,974,830 Limited Partner Units outstanding as of December 31, 2018 and 2017, respectively. The increase in Limited Partner Units outstanding from December 31, 2017 is due primarily to non-cash compensation awards made to our executive officers.

Redeemable Noncontrolling Interests - Subsidiaries

Prior to our merger with Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties.  The Class B units related to one of these three joint ventures remain outstanding and are accounted for as noncontrolling interests in these properties.  The remaining Class B units will become redeemable at our partner's election in October 2022 based on the joint venture agreement and the fulfillment of certain redemption criteria.  Beginning in November

2022, with respect to the remaining joint venture, the Class B units can be redeemed at the election of either our partner or us for cash or Limited Partner Units in the Operating Partnership.  None of the issued Class B units have a maturity date and none are mandatorily redeemable unless either party has elected for the units to be redeemed. We consolidate this joint venture because we control the decision making and our joint venture partner has limited protective rights.

In March 2017, certain Class B unit holders exercised their right to redeem $8.3 million of their Class B units for cash. We funded the redemption in December 2017 using operating cash flows. In 2018, the same Class B unit holders exercised their right to redeem their remaining Class B units for cash. We funded $10.0 million of the redemption in August 2018 and the remaining $12.0 million in November 2018.

We classify the remainder of the redeemable noncontrolling interests in a subsidiary in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of December 31, 2018 and 2017, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the years ended December 31, 2018, 2017, and 2016 were as follows:

($ in thousands)	2018	2017	2016
Redeemable noncontrolling interests balance January 1	$72,104	$88,165	$92,315
Net income allocable to redeemable noncontrolling interests	116	2,009	1,756
Distributions declared to redeemable noncontrolling interests	(3,788)	(4,155)	(3,993)
Payment for partial redemption of redeemable noncontrolling interests	(22,461)	(8,261)	—
Other, net including adjustments to redemption value	(228)	(5,654)	(1,913)
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31	$45,743	$72,104	$88,165

Limited partners' interests in Operating Partnership	$35,673	$39,573	$47,373
Other redeemable noncontrolling interests in certain subsidiaries	10,070	32,531	40,792
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31	$45,743	$72,104	$88,165

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2016 and 2017 have been reclassified to conform to the 2018 consolidated financial statement presentation.  The reclassifications had no impact on the net income previously reported.

Effects of Accounting Pronouncements

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

During the year ended December 31, 2018, we sold multiple operating properties in all cash transactions with no continuing future involvement. The gains recognized were less than 1% of our total revenue for the year ended December 31, 2018. As we do not have any continuing involvement in the operations of the operating properties, there was not a change in the accounting for the sales.

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

On January 1, 2018 we adopted ASU 2016-15, Statement of Cash Flows (Topic 230), and ASU 2016-18, Restricted Cash, using a retrospective transition approach, which changed our statements of cash flows and related disclosures for all periods presented. ASU 2016-15 is intended to reduce diversity in practice with respect to how certain transactions are classified in the statement of cash flows and its adoption had no impact on our financial statements. ASU 2016-18 requires that a statement of cash flows explain the change during the period in total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the years ended December, 2018, 2017, and 2016:

	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$35,376	$24,082	$19,875
Restricted cash	10,130	8,094	9,037
Total cash, cash equivalents, and restricted cash	$45,506	32,176	28,912

New Standards Issued but Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making certain changes to lessor accounting, including the accounting for sales-type and direct financing leases. ASU 2016-02 will be effective for us on January 1, 2019. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Because of the adoption of ASU 2016-02, we expect common area maintenance reimbursements that are of a fixed nature to be recognized on a straight-line basis over the term of the lease for all leases entered into after January 1, 2019. We also expect to recognize right of use assets on our balance sheet related to certain ground leases where we are the lessee. Upon adoption of the standard, we anticipate recognizing a right of use asset currently estimated to be between $27 million and $32 million. In addition to evaluating the impact of adopting the new accounting standard on our consolidated financial statements, we are evaluating our existing lease contracts, our current and future information system capabilities, and other variables.

In July 2018, the FASB amended the new lease accounting standard to approve a new transition method and a lessor practical expedient for separating lease and non-lease components. This permits lessors to make an accounting policy election to not separate non-lease components, such as common area maintenance, of a contract from the leases to which they relate when specific criteria are met. We believe we meet these criteria and plan to elect this practical expedient.

The new leasing standard also amends ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 340-40, incremental costs of obtaining a contract are recognized as an asset if the entity expects to recover them, which will reduce the leasing costs currently capitalized. Upon adoption of the new standard, we expect a reduction in certain capitalized costs and a corresponding increase in general, administrative, and other expense and a decrease in amortization expense on our consolidated statement of operations to be approximately $4.0 - $5.5 million, although the amount of such impact is highly dependent upon the leasing compensation structures in place in the period subsequent to adoption, which may ultimately differ from those assumed by this projection.

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

The total share-based compensation expense, net of amounts capitalized, included in general and administrative expenses for the years ended December 31, 2018, 2017, and 2016 was $4.9 million, $5.8 million, and $5.1 million, respectively.  For the years ended December 31, 2018, 2017, and 2016, total share-based compensation cost capitalized for development and leasing activities was $1.7 million, $1.7 million, and $1.5 million, respectively. The Company recognizes forfeitures as they occur.

As of December 31, 2018, there were 332,263 shares and units available for grant under the Plan.

Share Options

Pursuant to the Plan, the Company may periodically grant options to purchase common shares at an exercise price equal to the grant date fair value of the Company's common shares.  Granted options typically vest over a five year period and expire 10 years from the grant date.  The Company issues new common shares upon the exercise of options.

A summary of option activity under the Plan as of December 31, 2018, and changes during the year then ended, is presented below:

($ in thousands, except share and per share data)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2018			181,212	$37.77
Granted			—	—
Exercised			(3,125)	10.56
Expired			(117,520)	49.16
Forfeited			—	—
Outstanding at December 31, 2018	$20,739	1.21	60,567	$17.08
Exercisable at December 31, 2018	$20,739	1.21	60,567	$17.08
Exercisable at December 31, 2017			181,212	$37.77

There were no options granted in 2018, 2017 or 2016.

The aggregate intrinsic value of the 3,125 and 47,591 options exercised during the years ended December 31, 2018 and 2016 was $23,000 and $0.8 million, respectively. There were no options exercised in 2017.

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

The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2018 and changes during the year then ended:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding at January 1, 2018	259,107	$24.80
Shares granted	202,043	15.35
Shares forfeited	(19,189)	22.51
Shares vested	(128,673)	24.44
Restricted shares outstanding at December 31, 2018	313,288	$18.93

The following table summarizes the restricted share grants and vestings during the years ended December 31, 2018, 2017, and 2016:

($ in thousands, except share and per share data)	Number of Restricted Shares Granted	Weighted Average Grant Date Fair Value per share	Fair Value of Restricted Shares Vested
2018	202,043	$15.35	$2,038
2017	85,150	22.15	2,529
2016	81,603	26.87	3,313

As of December 31, 2018, there was $4.2 million of total unrecognized compensation cost related to restricted shares granted under the Plan, which is expected to be recognized in the consolidated statements of operations over a weighted-average period of 1.60 years.  We expect to incur $1.7 million of this expense in 2019, $1.1 million in 2020, $0.8 million in 2021, $0.5 million in 2022, and the remainder in 2023.

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

The Compensation Committee did not adopt an outperformance incentive compensation plan in the 2017 and 2018 fiscal years.

In 2014 and 2016, participants in the 2014 OPP and the 2016 OPP were awarded the right to earn, in the aggregate, up to $7.5 million and up to $6.0 million of share-settled awards (the “bonus pool”) if, and only to the extent which, our total shareholder return (“TSR”) performance measures were achieved for the three-year period beginning July 1, 2014 and ending June 30, 2017 and for the three-year period beginning January 4, 2016 and ending December 31, 2018, respectively.  Awarded interests not earned based on the TSR measures would be forfeited.

If the TSR performance measures were achieved at the end of each three-year performance period, participants would receive their percentage interest in the bonus pool as LTIP Units in the Operating Partnership. Such LTIP Units would vest over an additional two-year service period.  The compensation cost of the 2014 and 2016 Outperformance Plans were fixed as of the grant date and will be recognized regardless of whether the LTIP Units are ultimately earned, assuming the service requirement is met.

The TSR performance measures were not achieved for the 2014 and 2016 OPP and all potential awards were forfeited in 2017 and 2018, respectively.

The 2014 and 2016 awards were valued at an aggregate value of $2.3 million and $1.9 million, respectively, utilizing a Monte Carlo model simulation that takes into account various assumptions including the nature and history of the Company, financial and economic conditions affecting the Company, past results, current operations and future prospects of the Company, the historical TSR and total return volatility of the SNL U.S. REIT Index, price return volatility, dividend yields of the Company's common shares and the terms of the awards.  We expect to incur $0.3 million of this expense in 2019 and $0.1 million in 2020.

Performance Awards

In 2016, the Compensation Committee established overall target values for incentive compensation for each executive officer, with 50% of the target value being granted in the form of time-based restricted share awards and the remaining 50% being granted in the form of three-year performance share awards. In 2017 and 2018, the Compensation Committee modified these targets to be 60% performance awards and 40% time-based awards.

Time-based restricted share awards were made on a discretionary basis in 2016, 2017, and 2018 based on review of each prior year's performance.

In 2016, the Compensation Committee awarded each of the four named executive officers a three-year performance award in the form of restricted performance share units ("PSUs"). The 2016 PSUs may be earned over a three-year performance period from January 1, 2016 to December 31, 2018. The performance criteria will be based on the relative total shareholder return ("TSR") achieved by the Company measured against a peer group over the three-year measurement period. Any PSUs earned at the end of the three-year period will be fully vested at that date. The total number of PSUs issued each year to the executive officers was based on a target value of $1.0 million, but may be earned in a range from 0% to 200% of the target value depending on our TSR over the measurement period in relation to the peer group.  Based on the relative TSR over the 2016 PSU measurement period, we do not expect any PSUs to be earned and awarded to our executive officers in 2019.

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

In 2018, the Compensation Committee awarded each of the four named executive officers a three-year performance award in the form of PSUs. The PSUs may be earned over a three-year performance period from January 1, 2018 to December 31, 2020. The performance criteria will be based 60% on the relative TRS achieved by the Company measured against a peer group over the three-year measurement period and 40% on the achievement of a defined funds available for distribution ("FAD"). The total number of PSUs issued to the executive officers was based upon a target value of $2.4 million, but may be earned in a range of 0% to 200% of the target. Additionally, any PSUs earned based on the achievement of the pre-established FAD goals will be subject to adjustment(either up or down 25%) based on the Company's absolute TSR over the three-year measurement period.

The 2018, 2017 and 2016 PSUs were valued at an aggregate value of $2.2 million, $2.2 million and $1.3 million, respectively, utilizing a Monte Carlo simulation.  We expect to incur $1.3 million of this expense in 2019, $0.7 million in 2020, and less than $0.1 million in 2021.

The following table summarizes the activity for time-based restricted unit awards for the year ended December 31, 2018:

	Number of Restricted Units	Weighted Average Grant Date Fair Value per unit
Restricted units outstanding at January 1, 2018	150,448	$23.13
Restricted units granted	92,019	13.16
Restricted units vested	(117,805)	21.19
Restricted units outstanding at December 31, 2017	124,662	$17.60

The following table summarizes the time-based restricted unit grants and vestings during the years ended December 31, 2018, 2017, and 2016:

($ in thousands, except unit and per unit data)	Number of Restricted Units Granted	Weighted Average Grant Date Fair Value per Unit	Fair Value of Restricted Units Vested
2018	92,019	$13.16	$1,924
2017	44,490	23.22	1,516
2016	46,562	26.48	1,929

As of December 31, 2018, there was $1.5 million of total unrecognized compensation cost related to restricted units granted under the Plan, which is expected to be recognized in the consolidated statements of operations over a weighted-average period of 1.10 years.  We expect to incur $0.8 million of this expense in 2019, $0.6 million in 2020, and the remainder in 2021.

Note 4. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. At December 31, 2018 and 2017, deferred costs consisted of the following:

($ in thousands)	2018	2017
Acquired lease intangible assets	$81,852	$107,668
Deferred leasing costs and other	69,870	68,335
	151,722	176,003
Less—accumulated amortization	(56,307)	(63,644)
Subtotal	$95,415	$112,359
Less - asset held for sale	(151)	—
Total	95,264	112,359

The estimated net amounts of amortization from acquired lease intangible assets for each of the next five years and thereafter are as follows:

($ in thousands)	Amortization of above market leases	Amortization of acquired lease intangible assets	Total
2019	$1,257	$6,086	$7,343
2020	1,072	5,297	6,369
2021	793	4,231	5,024
2022	553	3,678	4,231
2023	493	2,991	3,484
Thereafter	1,990	19,122	21,112
Total	$6,158	$41,405	$47,563

Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

($ in thousands)	For the year ended December 31,
	2018	2017	2016
Amortization of deferred leasing costs, lease intangibles and other	$18,648	$22,960	$24,898
Amortization of above market lease intangibles	2,553	4,025	6,602

Note 5. Deferred Revenue, Intangibles, Net and Other Liabilities

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

At December 31, 2018 and 2017, deferred revenue, intangibles, net and other liabilities consisted of the following:

($ in thousands)	2018	2017
Unamortized in-place lease liabilities	$69,501	$83,117
Retainages payable and other	2,489	3,954
Tenant rents received in advance	11,642	9,493
Total	$83,632	$96,564

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $8.9 million, $7.7 million and $13.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated net amounts of amortization of in-place lease liabilities and the increasing effect on minimum rent for each of the next five years and thereafter is as follows:

($ in thousands)
2019	$4,552
2020	4,015
2021	3,693
2022	3,512
2023	3,404
Thereafter	50,325
Total	$69,501

Note 6. Disposals of Operating Properties and Impairment Charges

During the year ended December 31, 2018, we sold six operating properties for aggregate gross proceeds of $122.2 million. The following summarizes our 2018 operating property dispositions:

Property Name	MSA	Disposition Date
Trussville Promenade	Birmingham, AL	February 2018
Memorial Commons	Goldsboro, NC	March 2018
Lake Lofts at Deerwood	Jacksonville, FL	November 2018
Hamilton Crossing	Knoxville, TN	November 2018
Fox Lake Crossing	Chicago, IL	December 2018
Lowe's Plaza	Las Vegas, NV	December 2018

In addition, we entered into a joint venture with TH Real Estate by selling an 80% interest in three operating assets for an agreed upon value of $99.8 million. The properties sold to the joint venture were the following:

Property Name	MSA	Disposition Date
Livingston Shopping Center	New York/Northern New Jersey	June 2018
Plaza Volente	Austin, TX	June 2018
Tamiami Crossing	Naples, FL	June 2018

The Company recorded a net gain of $3.4 million as a result of the 2018 disposal activity.

In February 2019, the Company announced a plan to market and sell up to $500 million in non-core assets as part of a program designed to improve the Company's portfolio quality, reduce its leverage, and focus operations on markets where the Company believes it can gain scale and generate attractive risk-adjusted returns. The Company currently anticipates that the bulk of the net proceeds will be used to repay debt, further strengthening its balance sheet. The disposal plan was considered an impairment indicator under ASC 360, and we assessed various properties for impairment using a shortened hold period based upon the facts and circumstances that existed at the balance sheet date. Changes to the disposal plans, including the composition of the properties to be potentially be sold, may result in future impairment charges.

As of December 31, 2018, in connection with the preparation and review of the financial statements, we evaluated four operating properties and land previously held for development for impairment and recorded a $31.5 million impairment charge due to changes during the quarter in facts and circumstances underlying the Company's expected future hold period of these properties and decision to not move forward with development of the land. A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of these properties. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of these assets, leading to the charge during the quarter. We estimated the fair value using Level 3 inputs within the fair value hierarchy, including a combination of the income and market approaches. We compared the estimated aggregate fair value of $75.5 million to the carrying values, which resulted in the recording of a non-cash impairment charge of $31.5 million for the three months ended December 31, 2018.

As of June 30, 2018, in connection with the preparation and review of the financial statements, we evaluated two properties for impairment and recorded a $14.8 million impairment charge due to changes during the quarter in facts and circumstances underlying the Company's expected future hold period of these properties. A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of these properties. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of these assets, leading to the charge during the quarter. We estimated the fair value using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the estimated aggregate fair value of $30.4 million to the carrying values, which resulted in the recording of a non-cash impairment charge of $14.8 million for the three months ended June 30, 2018. One of these properties was sold in the fourth quarter of 2018.

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

As of December 31, 2018, the Company has classified its Whitehall Pike operating property as held for sale. The Company has committed to a plan to sell this asset, and it expects that the sale of this asset will be completed within nine months at a sales price that exceeds its carrying value.

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

In connection with the preparation and review of the financial statements for the three months ended March 31, 2017, we evaluated an operating property for impairment including shortening of the intended holding period. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of the asset. The Company estimated the fair value of the property to be $26.0 million using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the fair value measurement to the carrying value, which resulted in the recording of a non-cash impairment charge of $7.4 million. This property was sold during 2017.

During the year ended December 31, 2016, we sold two operating properties for aggregate gross proceeds of $14.2 million and a net gain of $4.3 million. The following summarizes our 2016 operating property dispositions.

Property Name	MSA	Disposition Date
Shops at Otty	Portland, OR	June 2016
Publix at St. Cloud	St. Cloud, FL	December 2016

The results of all the operating properties sold in 2018, 2017 and 2016 are not included in discontinued operations in the accompanying statements of operations as none of the operating properties individually, nor in the aggregate, represent a strategic shift that has had or will have a material effect on our operations or financial results.

Note 7. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of December 31, 2018 and 2017:

($ in thousands)	As of December 31, 2018
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior Unsecured Notes—Fixed Rate
Maturing at various dates through September 2027; interest rates ranging from 4.00% to 4.57% at December 31, 2018	$550,000	$—	$(4,864)	$545,136
Unsecured Revolving Credit Facility
Matures April 2022[1]; borrowing level up to $449.5 million available at December 31, 2018; interest at LIBOR + 1.15% or 3.65% at December 31, 2018	45,600	—	(3,796)	41,804
Unsecured Term Loans
$95 million matures July 2021; interest at LIBOR + 1.30% or 3.80% at December 31, 2018; $250 million matures October 2025; interest at LIBOR + 2.00% or 4.50% at December 31, 2018	345,000	—	(2,470)	342,530
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2030; interest rates ranging from 3.78% to 6.78% at December 31, 2018	534,679	6,566	(584)	540,661
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing at various dates through 2025; interest at LIBOR + 1.50%-1.60%, ranging from 4.00% to 4.10% at December 31, 2018	73,491	—	(321)	73,170
Total mortgage and other indebtedness	$1,548,770	$6,566	$(12,035)	$1,543,301

($ in thousands)	As of December 31, 2017
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior Unsecured Notes—Fixed Rate
Maturing at various dates through September 2027; interest rates ranging from 4.00% to 4.57% at December 31, 2017	$550,000	$—	$(5,599)	$544,401
Unsecured Revolving Credit Facility
Matures July 2021[1]; borrowing level up to $373.8 million available at December 31, 2018; interest at LIBOR + 1.35%[2] or 2.91% at December 31, 2017	60,100	—	(1,895)	58,205
Unsecured Term Loans
$200 million matures July 2021; interest at LIBOR + 1.30%[2] or 2.86% at December 31, 2017; $200 million matures October 2022; interest at LIBOR + 1.60% or 3.16% at December 31, 2017	400,000	—	(1,759)	398,241
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates through 2030; interest rates ranging from 3.78% to 6.78% at December 31, 2017	576,927	9,196	(755)	585,368
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing at various dates through 2023; interest at LIBOR + 1.60%-2.25%, ranging from 3.16% to 3.81% at December 31, 2017	113,623	—	(599)	113,024
Total mortgage and other indebtedness	$1,700,650	$9,196	$(10,607)	$1,699,239

____________________
1	This presentation reflects the Company's exercise of its options to extend the maturity date for two additional periods of six months each, subject to certain conditions.
2
The interest rates on our unsecured revolving credit facility and unsecured term loan varied at certain parts of the year due to provisions in the agreement and the amendment and restatement of the agreement.

The one month LIBOR interest rate was 2.50% and 1.56% as of December 31, 2018 and 2017, respectively.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include the following amounts of amortization of debt issuance costs as a component of interest expense:

($ in thousands)	For the year ended December 31,
	2018	2017	2016
Amortization of debt issuance costs	$3,944	$2,534	$4,521

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

The Amendment extends the scheduled maturity date of the Credit Facility from July 28, 2020 to April 22, 2022 (which maturity date may be extended for up to two additional periods of six months at the Operating Partnership’s option subject to certain conditions). Among other things, the Amendment also improves the Operating Partnership’s leverage ratio calculation by changing the definition of capitalization rate to six and one-half percent (6.5%) from six and three-fourths percent (6.75%), which increases the Operating Partnership’s total asset value as calculated under the Amended Credit Agreement

On October 25, 2018, the Operating Partnership entered into a Term Loan Agreement (the “Agreement”) with KeyBank National Association, as Administrative Agent (the “Agent”), and the other lenders party thereto, providing for an unsecured term loan facility of up to $250 million (the “Term Loan”). The Term Loan ranks pari passu with the Operating Partnership’s existing $600 million unsecured revolving credit facility and $200 million unsecured term loan facility documented in the Operating Partnership’s Fifth Amended and Restated Credit Agreement, dated as of July 28, 2016, as amended (the “Existing Credit Agreement”), and other unsecured indebtedness of the Operating Partnership.

The Term Loan has a scheduled maturity date of October 24, 2025, which maturity date may be extended for up to three additional periods of one year at the Operating Partnership’s option subject to certain conditions.

The Operating Partnership has the option to increase the Term Loan to $300 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Agreement, to provide such increased amounts. The Operating Partnership is permitted to prepay the Term Loan in whole or in part, at any time, subject to a prepayment fee if prepaid on or before October 25, 2023.

The Operating Partnership has the option to increase the borrowing availability of the Credit Facility to $1.2 billion, subject to certain conditions, including obtaining commitments from one or more lenders.

As of December 31, 2018, $45.6 million was outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $3.1 million, against which no amounts were advanced as of December 31, 2018.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of December 31, 2018, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.4 billion. Taking into account outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $449.5 million available under our Credit Facility for future borrowings as of December 31, 2018.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of December 31, 2018, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of December 31, 2018, we were in compliance with all such covenants.

Mortgage Loans

Mortgage loans are secured by certain real estate and in some cases by guarantees from the Operating Partnership, and are generally due in monthly installments of interest and principal and mature over various terms through 2030.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of December 31, 2018:

($ in thousands)	Scheduled Principal Payments	Term Maturities	Total
2019	$5,034	$—	$5,034
2020	5,396	20,700	26,096
2021	4,627	254,875	259,502
2022	1,113	250,808	251,921
2023	806	276,940	277,746
Thereafter	6,430	722,041	728,471
	$23,406	$1,525,364	$1,548,770
Unamortized net debt premiums and issuance costs, net			(5,469)
Total			$1,543,301

Other Debt Activity

For the year ended December 31, 2018, we had total new borrowings of $399.5 million and total repayments of $551.4 million.  The components of this activity were as follows:

•	We closed on the new $250.0 million term loan and retired an existing $200.0 million 5-year term loan and paid down $50.0 million on our 7-year term loan;

•	We retired the $77.0 million in loans that were secured by our Perimeter Woods, Killingly Commons, Fishers Station, and Whitehall Pike operating properties through draws on our Credit Facility;

•	We borrowed $22.0 million on the Credit Facility to redeem our partners' interest in the Territory joint venture;

•	We used the $89.0 million of net proceeds from the formation of the TH Real Estate joint venture to pay down the Credit Facility;

•	We used the $118.0 million net proceeds from the sale of six operating properties to pay down the Credit Facility; and

•	We made scheduled principal payments on indebtedness during the year totaling $5.3 million.

The amount of interest capitalized in 2018, 2017, and 2016 was $1.8 million, $3.1 million, and $4.1 million, respectively.

Fair Value of Fixed and Variable Rate Debt

As of December 31, 2018, the estimated fair value and book value of our fixed rate debt was $1.1 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 4.08% to 4.54%.  As of December 31, 2018, the estimated fair value of variable rate debt was $466.3 million compared to the book value of $464.1 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.65% to 4.55%.

Note 8.  Derivative Instruments, Hedging Activities and Other Comprehensive Income

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

As of December 31, 2018, we were party to various cash flow derivative agreements with notional amounts totaling $391.2 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2025.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.69%.

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

We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of December 31, 2018 and December 31, 2017, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of December 31, 2018, the estimated fair value of our interest rate derivatives represented a net liability of $3.5 million, including accrued interest receivable of $0.1 million.  As of December 31, 2018, $3.6 million is reflected in prepaid and other assets and $7.1 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2017 the estimated fair value of our interest rate derivatives was a net asset of $2.4 million, including accrued interest of $0.1 million.  As of December 31, 2017, $3.1 million is reflected in prepaid and other assets and $0.7 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $0.8 million, $2.5 million and $4.8 million was reclassified as a reduction to earnings during the years ended December 31, 2018, 2017 and 2016, respectively. As the interest payments on our derivatives are made over the next 12 months, we estimate the increase to interest expense to be $1.3 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 9. Lease Information

Minimum Rentals from Tenant Leases

The Company receives rental income from the leasing of retail and office space under operating leases.  The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses and may require tenants to pay contingent rentals to the extent their sales exceed a defined threshold.  The weighted average remaining term of the lease agreements is approximately 4.5 years.  During the years ended December 31, 2018, 2017, and 2016, the Company earned overage rent of $1.2 million, $1.1 million, and $1.5 million, respectively.

As of December 31, 2018, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on sales volume, are as follows:

($ in thousands)
2019	$252,102
2020	237,022
2021	209,294
2022	176,023
2023	137,125
Thereafter	600,405
Total	$1,611,971

Commitments under Ground Leases

As of December 31, 2018, we are obligated under nine ground leases for approximately 47 acres of land. Most of these ground leases require fixed annual rent payments.  The expiration dates of the remaining initial terms of these ground leases range from 2023 to 2092.  These leases have five- to ten-year extension options ranging in total from 20 to 25 years. Ground lease expense incurred by the Company on these operating leases for the years ended December 31, 2018, 2017, and 2016 was $1.7 million, $1.7 million, and $1.8 million, respectively.

Future minimum lease payments due under ground leases for the next five years ending December 31 and thereafter are as follows:

($ in thousands)
2019	$1,694
2020	1,777
2021	1,789
2022	1,815
2023	1,636
Thereafter	72,154
Total	$80,865

Note 10. Shareholders’ Equity

Common Equity

Our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the fourth quarter of 2018. This distribution was paid on January 11, 2019 to common shareholders and Common Unit holders of record as of January 4, 2019.

For the years ended December 31, 2018, 2017 and 2016, we declared cash distributions of $1.270, $1.225, and $1.165 respectively per common share and Common Units.

Accrued but unpaid distributions on common shares and units were $27.3 million and $27.2 million as of December 31, 2018 and 2017, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

Note 11. Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2018 and 2017.

($ in thousands, except per share data)	Quarter Ended March 31, 2018	Quarter Ended June 30, 2018	Quarter Ended September 30, 2018	Quarter Ended December 31, 2018
Total revenue	$89,763	$91,736	$85,747	$86,937
Gain (loss) on sale of operating properties, net	500	7,829	(177)	(4,725)
Operating income (loss)	(1,532)	15,771	20,549	(13,757)
Consolidated net income (loss)	(17,997)	(1,062)	4,317	(31,709)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	(17,917)	(1,366)	3,938	(31,221)
Net income (loss) per common share – basic and diluted	(0.21)	(0.02)	0.05	(0.37)
Weighted average Common Shares outstanding - basic	83,629,669	83,672,896	83,706,704	83,762,664
Weighted average Common Shares outstanding - diluted	83,629,669	83,672,896	83,767,655	83,762,664

($ in thousands, except per share data)	Quarter Ended March 31, 2017	Quarter Ended June 30, 2017	Quarter Ended September 30, 2017	Quarter Ended December 31, 2017
Total revenue	$90,112	$92,649	$87,138	$88,919
Gains on sale of operating properties, net	8,870	6,290	—	—
Operating income	16,988	27,376	16,229	19,312
Consolidated net income (loss)	437	10,858	(204)	2,795
Net income (loss) attributable to Kite Realty Group Trust common shareholders	5	10,180	(622)	2,309
Net income (loss) per common share – basic and diluted	0.00	0.12	(0.01)	0.03
Weighted average Common Shares outstanding - basic	83,565,325	83,585,736	83,594,163	83,595,677
Weighted average Common Shares outstanding - diluted	83,643,608	83,652,627	83,594,163	83,705,764

Note 12. Commitments and Contingencies

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

In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame consistent with our 35% ownership interest. As of December 31, 2018, the current outstanding loan balance is $33.0 million, of which our share is $11.5 million.

As of December 31, 2018, we had outstanding letters of credit totaling $3.1 million.  At that date, there were no amounts advanced against these instruments.

Note 13. Related Parties and Related Party Transactions

Subsidiaries of the Company provide certain management, construction management and other services to certain entities owned by certain members of the Company’s management.  During each of the years ended December 31, 2018, 2017 and 2016, we earned less than $0.1 million, from entities owned by certain members of management.

We reimburse an entity owned by certain members of our management for certain travel and related services.  During the years ended December 31, 2018, 2017 and 2016, we paid $0.5 million, $0.3 million and $0.4 million, respectively, to this related entity.

Note 14. Subsequent Events

Dividend Declaration

On February 13, 2019, our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the first quarter of 2019. This distribution is expected to be paid on or about March 29, 2019 to common shareholders and Common Unit holders of record as of March 22, 2019.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Schedule III
Consolidated Real Estate and Accumulated Depreciation

($ in thousands)		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties
12th Street Plaza	$5,000	$2,624	$13,269	$—	$440	$2,624	$13,709	$16,333	$3,636	1978/2003	2012
54th & College *	—	2,672	—	—	—	2,672	—	2,672	—	2008	NA
Bayonne Crossing	43,735	47,809	44,195	—	826	47,809	45,022	92,831	8,640	2011	2014
Bayport Commons	11,668	7,005	20,784	—	1,816	7,005	22,600	29,605	6,853	2008	NA
Beacon Hill *	—	3,054	13,528	—	994	3,054	14,523	17,577	4,704	2006	NA
Beechwood Promenade *	—	2,734	51,831	—	—	2,734	51,831	54,565	11,793	2018	2013
Bell Oaks Centre	6,548	1,230	12,712	—	184	1,230	12,896	14,126	2,986	2008	2014
Belle Isle *	—	9,130	41,418	—	837	9,130	42,256	51,386	7,846	2000	2015
Bolton Plaza *	—	3,733	18,974	359	5,556	4,093	24,530	28,623	10,503	1986/2014	NA
Boulevard Crossing	10,312	4,386	9,175	—	2,444	4,386	11,619	16,005	5,176	2004	NA
Bridgewater Marketplace *	—	3,407	8,661	—	547	3,407	9,208	12,615	3,030	2008	NA
Burlington Coat Factory *	—	29	2,773	—	—	29	2,773	2,802	1,459	1992/2000	2000
Burnt Store Promenade *	—	5,112	15,056	—	—	5,112	15,056	20,168	4,707	2018	2013
Cannery Corner *	—	6,267	9,492	—	510	6,267	10,002	16,269	1,424	2008	2014
Castleton Crossing *	—	9,761	27,232	—	3,111	9,761	30,342	40,103	7,027	1975	2013
Chapel Hill Shopping Center	18,250	—	35,107	—	838	—	35,945	35,945	5,786	2001	2015
City Center *	—	20,565	180,247	—	—	20,565	180,247	200,812	30,898	2018	2014
Centennial Center	70,455	58,960	65,613	—	5,788	58,960	71,401	130,361	17,196	2002	2014
Centennial Gateway	44,385	5,305	45,708	—	3,212	5,305	48,919	54,224	8,358	2005	2014
Centre Point Commons	14,410	2,918	22,310	—	110	2,918	22,421	25,339	4,045	2007	2014
Cobblestone Plaza *	—	11,221	45,478	—	612	11,221	46,090	57,311	11,017	2011	NA
Colonial Square *	—	11,743	31,262	—	1,732	11,743	32,994	44,737	5,462	2010	2014
Colleyville Downs *	—	5,446	38,605	—	1,039	5,446	39,644	45,090	8,334	2014	2015
Cool Creek Commons *	—	6,062	13,349	—	2,322	6,062	15,671	21,733	5,956	2005	NA
Cool Springs Market *	—	12,634	21,275	50	7,345	12,684	28,620	41,304	6,795	1995	2013
Crossing at Killingly Commons *	—	21,999	35,008	—	158	21,999	35,166	57,165	7,278	2010	2014
Delray Marketplace	56,550	18,750	88,539	1,284	5,494	20,034	94,033	114,067	18,334	2013	NA
DePauw University Bookstore & Café	—	64	663	—	45	64	708	772	321	2012	NA
Draper Crossing *	—	9,054	27,035	—	651	9,054	27,685	36,739	5,633	2012	2014
Draper Peaks *	—	11,498	47,038	522	3,356	12,020	50,394	62,414	7,667	2012	2014
Eastern Beltway Center	34,100	23,221	45,681	—	2,060	23,221	47,742	70,963	7,843	1998/2006	2014
Eastgate	—	4,073	20,153	—	1,600	4,073	21,753	25,826	4,020	2002	2014
Eastgate Pavilion *	—	8,026	18,148	—	1,851	8,026	19,998	28,024	8,343	1995	2004
Eddy Street Commons	22,630	1,900	37,720	—	1,546	1,900	39,266	41,166	12,094	2009	NA
Estero Town Commons *	—	8,973	9,868	—	1,033	8,973	10,901	19,874	3,333	2006	NA
Fishers Station *	—	4,008	15,782	—	—	4,008	15,782	19,790	3,873	2018	NA
Gainesville Plaza *	—	4,135	15,315	—	1,812	4,135	17,126	21,261	6,971	2015	2004

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties (continued)
Geist Pavilion *	$—	$1,368	$8,349	$—	$2,371	$1,368	$10,720	$12,088	$4,129	2006	NA
Glendale Town Center *	—	1,494	43,655	—	2,245	1,494	45,901	47,395	30,659	1958/2008	1999
Greyhound Commons *	—	2,629	794	—	887	2,629	1,681	4,310	778	2005	NA
Hitchcock Plaza *	—	4,260	22,027	—	2,407	4,260	24,433	28,693	3,787	2006	2014
Holly Springs Towne Center *	—	12,319	46,169	—	2,539	12,319	48,708	61,027	8,618	2013	NA
Holly Springs Towne Center - Phase II *	—	11,910	49,212	—	1,275	11,910	50,486	62,396	4,152	2016	NA
Hunters Creek Promenade *	—	8,335	12,705	179	966	8,514	13,671	22,185	2,760	1994	2013
Indian River Square *	—	5,100	6,348	—	1,646	5,100	7,994	13,094	2,775	1997/2004	2005
International Speedway Square *	18,646	7,769	18,045	—	9,421	7,769	27,467	35,236	16,829	1999	NA
King's Lake Square *	—	4,519	15,614	—	1,293	4,519	16,907	21,426	7,658	1986/2014	2003
Kingwood Commons *	—	5,715	30,811	—	262	5,715	31,073	36,788	8,475	1999	2013
Lake City Commons	5,200	3,415	10,211	—	370	3,415	10,581	13,996	2,383	2008	2014
Lake City Commons - Phase II *	—	1,277	2,225	—	16	1,277	2,241	3,518	465	2011	2014
Lake Mary Plaza	5,080	1,413	8,719	—	89	1,413	8,808	10,221	1,486	2009	2014
Lakewood Promenade *	—	1,783	25,420	—	1,688	1,783	27,108	28,891	8,332	1948/1998	2013
Landstown Commons *	—	18,672	86,210	—	3,200	18,672	89,410	108,082	14,752	2007	2014
Lima Marketplace	8,383	4,703	15,724	—	1,418	4,703	17,142	21,845	3,635	2008	2014
Lithia Crossing *	—	3,065	9,984	—	6,027	3,065	16,011	19,076	5,071	1994/2003	2011
Market Street Village *	—	9,764	16,360	—	2,945	9,764	19,305	29,069	7,219	1970/2004	2005
Merrimack Village Center	5,445	1,921	11,894	—	174	1,921	12,067	13,988	2,013	2007	2014
Miramar Square	31,625	26,392	30,862	489	1,507	26,880	32,370	59,250	6,721	2008	2014
Mullins Crossing *	—	10,582	42,178	—	3,326	10,582	45,504	56,086	10,403	2005	2014
Naperville Marketplace	7,252	5,364	11,475	—	208	5,364	11,682	17,046	3,691	2008	NA
Northcrest Shopping Center	15,780	4,044	33,858	—	1,172	4,044	35,029	39,073	5,801	2008	2014
Northdale Promenade *	—	1,718	27,427	—	48	1,718	27,475	29,193	9,549	2017	NA
Oleander Place *	—	863	5,719	—	37	863	5,756	6,619	1,847	2012	2011
Palm Coast Landing	21,927	4,962	37,642	—	805	4,962	38,446	43,408	7,207	2010	2014
Parkside Town Commons - Phase I *	—	3,108	42,194	(60)	814	3,047	43,009	46,056	7,621	2015	N/A
Parkside Town Commons - Phase II *	—	20,722	66,766	—	6,756	20,722	73,522	94,244	9,000	2017	N/A
Perimeter Woods *	—	35,793	27,193	—	762	35,793	27,955	63,748	5,027	2008	2014
Pine Ridge Crossing *	—	5,640	17,084	—	3,924	5,640	21,007	26,647	6,911	1994	2006
Plaza at Cedar Hill *	—	5,782	34,816	—	9,521	5,782	44,337	50,119	18,976	2000	2004
Pleasant Hill Commons	—	3,350	10,055	—	416	3,350	10,471	13,821	2,338	2008	2014
Portofino Shopping Center *	—	4,754	75,123	—	17,714	4,754	92,837	97,591	21,736	1999	2013
Publix at Acworth	5,363	1,357	8,229	39	824	1,395	9,053	10,448	3,812	1996	2004
Publix at Woodruff *	—	1,783	6,361	—	880	1,783	7,241	9,024	2,722	1997	2012
Rampart Commons	10,137	1,136	42,808	—	—	1,136	42,808	43,944	7,181	2018	2014
Rangeline Crossing *	—	2,043	18,404	—	658	2,043	19,062	21,105	6,473	1986/2013	NA

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties (continued)
Riverchase Plaza *	$—	$3,889	$11,135	$—	$1,350	$3,889	$12,485	$16,374	$4,550	1991/2001	2006
Rivers Edge *	—	5,647	31,358	—	1,936	5,647	33,294	38,941	8,980	2011	2008
Saxon Crossing	11,400	3,764	16,797	—	439	3,764	17,236	21,000	3,582	2009	2014
Shoppes at Plaza Green *	—	3,749	23,749	—	1,269	3,749	25,019	28,768	7,522	2000	2012
Shoppes of Eastwood *	—	1,688	8,842	—	629	1,688	9,471	11,159	2,727	1997	2013
Shops at Eagle Creek *	—	4,550	8,844	—	5,019	4,550	13,863	18,413	5,097	1998	2003
Shops at Julington Creek	4,785	2,372	7,458	—	155	2,372	7,613	9,985	1,142	2011	2014
Shops at Moore	21,300	6,284	24,682	—	1,625	6,284	26,307	32,591	5,297	2010	2014
Silver Springs Pointe	8,800	7,580	5,242	—	328	7,580	5,570	13,150	1,375	2001	2014
South Elgin Commons *	—	3,916	21,716	—	51	3,916	21,767	25,683	4,355	2011	2014
Stoney Creek Commons *	—	628	3,700	—	5,878	628	9,579	10,207	3,130	2000	NA
Sunland Towne Centre *	—	14,774	22,276	—	5,173	14,774	27,449	42,223	11,582	1996	2004
Tarpon Bay Plaza *	—	4,273	23,845	—	2,801	4,273	26,646	30,919	8,227	2007	NA
Temple Terrace *	—	2,245	9,282	—	55	2,245	9,336	11,581	1,569	2012	2014
The Centre at Panola *	1,332	1,986	8,164	—	378	1,986	8,542	10,528	4,012	2001	2004
The Corner	14,750	3,772	24,619	—	44	3,772	24,663	28,435	4,274	2008	2014
The Landing at Tradition *	—	18,505	42,808	—	3,365	18,505	46,173	64,678	7,302	2007	2014
Toringdon Market *	—	5,448	9,456	—	380	5,448	9,836	15,284	2,508	2004	2013
Traders Point *	—	9,443	36,327	—	2,683	9,443	39,011	48,454	15,559	2005	NA
Traders Point II *	—	2,376	6,441	—	1,138	2,376	7,578	9,954	3,100	2005	NA
Tradition Village Center *	—	3,140	13,941	—	1,366	3,140	15,307	18,447	2,591	2006	2014
University Town Center	18,690	4,125	31,528	—	813	4,125	32,342	36,467	6,224	2009	2014
University Town Center - Phase II	10,500	7,902	24,199	—	734	7,902	24,932	32,834	5,960	2012	2014
Village at Bay Park	9,183	6,517	8,133	—	999	6,517	9,131	15,648	1,882	2005	2014
Waterford Lakes Village *	—	2,317	6,371	—	305	2,317	6,676	8,993	2,743	1997	2004
Waxahachie Crossing	7,750	1,411	15,607	—	105	1,411	15,712	17,123	2,534	2010	2014
Westside Market *	—	4,194	17,723	—	359	4,194	18,082	22,276	2,616	2013	2014

Total Operating Properties	581,371	746,832	2,591,916	2,861	189,854	749,692	2,781,770	3,531,462	672,772

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Office Properties
Thirty South	$16,941	$1,643	$4,608	$—	$24,824	$1,643	$29,432	$31,075	$11,232	1905/2002	2001
Union Station Parking Garage *	—	904	2,650	—	1,592	904	4,242	5,146	1,765	1986	2001

Total Office Properties	16,941	2,547	7,258	—	26,416	2,547	33,674	36,221	12,997

Development and Redevelopment Properties

Courthouse Shadows *	—	4,999	11,216	—	—	4,999	11,216	16,215	5,258	NA	NA
Hamilton Crossing Centre	9,858	5,549	10,309	—	—	5,549	10,309	15,858	3,934	NA	NA
The Corner *	—	304	3,202	—	—	304	3,202	3,506	—	NA	NA

Total Development and Redevelopment Properties	9,858	10,853	24,726	—	—	10,853	24,726	35,579	9,193

Other **

Bridgewater Marketplace *	—	2,115	—	—	—	2,115	—	2,115	—	NA	NA
Eddy Street Commons *	—	4,783	—	—	—	4,783	—	4,783	—	NA	NA
KRG Development	—	—	1,010	—	—	—	1,010	1,010	49	NA	NA
KRG New Hill *	—	5,872	—	—	—	5,872	—	5,872	—	NA	NA
KRG Peakway	—	7,444	—	—	—	7,444	—	7,444	—	NA	NA
Pan Am Plaza	—	8,891	—	—	—	8,891	—	8,891	—	NA	NA

Total Other	—	29,104	1,010	—	—	29,104	1,010	30,114	49

Line of credit/Term Loan/Unsecured notes	940,600	—	—	—	—	—	—	—	—	NA	NA

Grand Total	$1,548,770	$789,336	$2,624,910	$2,861	$216,270	$792,197	$2,841,179	$3,633,376	$695,012

____________________
*	This property or a portion of the property is included as an unencumbered asset used in calculating our line of credit borrowing base.
**
This category generally includes land held for development.  We also have certain additional land parcels at our development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation
($ in thousands)

Note 1. Reconciliation of Investment Properties

The changes in investment properties of the Company for the years ended December 31, 2018, 2017, and 2016 are as follows:

	2018	2017	2016
Balance, beginning of year	$3,949,431	$3,988,819	$3,926,180
Acquisitions	—	—	—
Improvements	68,349	78,947	97,161
Impairment	(73,198)	(10,897)	—
Disposals	(311,206)	(107,438)	(34,522)
Balance, end of year	$3,633,376	$3,949,431	$3,988,819

The unaudited aggregate cost of investment properties for U.S. federal tax purposes as of December 31, 2018 was $2.7 billion.

Note 2. Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company for the years ended December 31, 2018, 2017, and 2016 are as follows:

	2018	2017	2016
Balance, beginning of year	$660,276	$556,851	$428,930
Depreciation expense	132,662	148,346	148,947
Impairment	(2,838)	(3,494)	—
Disposals	(95,088)	(41,427)	(21,026)
Balance, end of year	$695,012	$660,276	$556,851

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