Form 10-Q
period 2019-03-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2019-05-07
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Telephone: (317) 577-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	KRG	New York Stock Exchange
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
The number of Common Shares of Kite Realty Group Trust outstanding as of May 3, 2019 was 83,936,890 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of March 31, 2019 owned approximately 97.5% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.5% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets:
Investment properties, at cost	$3,581,911	$3,641,120
Less: accumulated depreciation	(697,660)	(699,927)
	2,884,251	2,941,193

Cash and cash equivalents	28,357	35,376
Tenant and other receivables, including accrued straight-line rent of $30,945 and $31,347, respectively	55,432	58,059
Restricted cash and escrow deposits	23,604	10,130
Deferred costs and intangibles, net	92,827	95,264
Prepaid and other assets	41,080	12,764
Investments in unconsolidated subsidiaries	13,283	13,496
Assets held for sale	64,343	5,731
Total Assets	$3,203,177	$3,172,013

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,602,603	$1,543,301
Accounts payable and accrued expenses	61,868	85,934
Deferred revenue and intangibles, net and other liabilities	102,478	83,632
Liabilities of assets held for sale	2,408	—
Total Liabilities	1,769,357	1,712,867
Commitments and contingencies
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	46,298	45,743
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,910,408 and 83,800,886 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	839	838
Additional paid in capital	2,078,104	2,078,099
Accumulated other comprehensive loss	(8,427)	(3,497)
Accumulated deficit	(683,692)	(662,735)
Total Kite Realty Group Trust Shareholders' Equity	1,386,824	1,412,705
Noncontrolling Interest	698	698
Total Equity	1,387,522	1,413,403
Total Liabilities and Shareholders' Equity	$3,203,177	$3,172,013

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018

Revenue:
Rental income	$82,358	$87,623
Other property related revenue	1,055	778
Fee income	102	1,362
Total revenue	83,515	89,763
Expenses:
Property operating	11,431	12,470
Real estate taxes	10,206	10,754
General, administrative, and other	6,777	5,945
Depreciation and amortization	34,635	38,556
Impairment charges	4,077	24,070
Total expenses	67,126	91,795
Gain on sale of operating properties, net	6,587	500
Operating income (loss)	22,976	(1,532)
Interest expense	(16,459)	(16,337)
Income tax benefit of taxable REIT subsidiary	82	23
Equity in loss of unconsolidated subsidiary	(427)	—
Other expense, net	(184)	(151)
Consolidated net income (loss)	5,988	(17,997)
Net (income) loss attributable to noncontrolling interests	(273)	80
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$5,715	$(17,917)

Net income (loss) per common share - basic & diluted	$0.07	$(0.21)

Weighted average common shares outstanding - basic	83,843,681	83,629,669
Weighted average common shares outstanding - diluted	84,034,097	83,629,669

Cash dividends declared per common share	$0.3175	$0.3175

Net income (loss)	$5,988	$(17,997)
Change in fair value of derivatives	(5,057)	2,214
Total comprehensive income (loss)	931	(15,783)
Comprehensive (income) loss attributable to noncontrolling interests	(146)	23
Comprehensive income (loss) attributable to Kite Realty Group Trust	$785	$(15,760)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2018	83,800,886	$838	$2,078,099	$(3,497)	$(662,735)	$1,412,705
Stock compensation activity	102,022	1	1,160	—	—	1,161
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(4,930)	—	(4,930)
Distributions declared to common shareholders	—	—	—	—	(26,672)	(26,672)
Net income attributable to Kite Realty Group Trust	—	—	—	—	5,715	5,715
Exchange of redeemable noncontrolling interests for common shares	7,500	—	127	—	—	127
Adjustment to redeemable noncontrolling interests	—	—	(1,282)	—	—	(1,282)
Balances, March 31, 2019	83,910,408	$839	$2,078,104	$(8,427)	$(683,692)	$1,386,824

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2017	83,606,068	$836	$2,071,418	$2,990	$(509,833)	$1,565,411
Stock compensation activity	69,914	1	1,446	—	—	1,447
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	2,157	—	2,157
Distributions declared to common shareholders	—	—	—	—	(26,563)	(26,563)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(17,917)	(17,917)
Adjustment to redeemable noncontrolling interests	—	—	452	—	—	452
Balances, March 31, 2018	83,675,982	837	2,073,316	5,147	(554,313)	1,524,987

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Consolidated net income (loss)	$5,988	$(17,997)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Straight-line rent	(663)	(951)
Depreciation and amortization	35,303	39,216
Gains on sales of operating properties	(6,587)	(500)
Impairment charge	4,077	24,070
Compensation expense for equity awards	1,283	1,639
Amortization of debt fair value adjustment	(547)	(990)
Amortization of in-place lease liabilities, net	(1,045)	(2,576)
Changes in assets and liabilities:
Tenant receivables and other	3,728	1,804
Deferred costs and other assets	(5,056)	(7,694)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(4,171)	238
Net cash provided by operating activities	32,310	36,259
Cash flows from investing activities:
Acquisitions of interests in properties	(29,286)	—
Capital expenditures, net	(11,549)	(18,070)
Net proceeds from sales of operating properties	13,098	61,637
Change in construction payables	(1,963)	2,807
Net cash (used in) provided by investing activities	(29,700)	46,374
Cash flows from financing activities:
Proceeds from issuance of common shares, net	25	23
Repurchases of common shares upon the vesting of restricted shares	(328)	(319)
Loan proceeds	60,000	52,922
Loan payments	(1,159)	(101,363)
Distributions paid – common shareholders	(53,263)	(26,546)
Distributions paid – redeemable noncontrolling interests	(1,441)	(978)
Net cash provided by (used in) financing activities	3,834	(76,261)
Net change in cash, cash equivalents, and restricted cash	6,444	6,372
Cash, cash equivalents, and restricted cash beginning of period	45,506	32,176
Cash, cash equivalents, and restricted cash end of period	$51,950	$38,548

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	March 31, 2019	December 31, 2018
Assets:
Investment properties, at cost	$3,581,911	$3,641,120
Less: accumulated depreciation	(697,660)	(699,927)
	2,884,251	2,941,193

Cash and cash equivalents	28,357	35,376
Tenant and other receivables, including accrued straight-line rent of $30,945 and $31,347, respectively	55,432	58,059
Restricted cash and escrow deposits	23,604	10,130
Deferred costs and intangibles, net	92,827	95,264
Prepaid and other assets	41,080	12,764
Investments in unconsolidated subsidiaries	13,283	13,496
Assets held for sale	64,343	5,731
Total Assets	$3,203,177	$3,172,013

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,602,603	$1,543,301
Accounts payable and accrued expenses	61,868	85,934
Deferred revenue and intangibles, net and other liabilities	102,478	83,632
Liabilities of assets held for sale	2,408	—
Total Liabilities	1,769,357	1,712,867
Commitments and contingencies
Redeemable Limited Partners’ and other redeemable noncontrolling interests	46,298	45,743
Partners Equity:
Parent Company:
Common equity 83,910,408 and 83,800,886 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,395,251	1,416,202
Accumulated other comprehensive loss	(8,427)	(3,497)
Total Partners Equity	1,386,824	1,412,705
Noncontrolling Interests	698	698
Total Equity	1,387,522	1,413,403
Total Liabilities and Equity	$3,203,177	$3,172,013

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2019	2018

Revenue:
Rental income	$82,358	$87,623
Other property related revenue	1,055	778
Fee income	102	1,362
Total revenue	83,515	89,763
Expenses:
Property operating	11,431	12,470
Real estate taxes	10,206	10,754
General, administrative, and other	6,777	5,945
Depreciation and amortization	34,635	38,556
Impairment charges	4,077	24,070
Total expenses	67,126	91,795
Gains on sales of operating properties	6,587	500
Operating income (loss)	22,976	(1,532)
Interest expense	(16,459)	(16,337)
Income tax benefit of taxable REIT subsidiary	82	23
Equity in loss of unconsolidated subsidiary	(427)	—
Other expense, net	(184)	(151)
Consolidated net income (loss)	5,988	(17,997)
Net income attributable to noncontrolling interests	(132)	(351)
Net income (loss) attributable to common unitholders	$5,856	$(18,348)

Allocation of net (loss) income:
Limited Partners	$141	$(431)
Parent Company	5,715	(17,917)
	$5,856	$(18,348)

Net (loss) income per unit - basic & diluted	$0.07	$(0.21)

Weighted average common units outstanding - basic	85,912,080	85,642,329
Weighted average common units outstanding - diluted	86,102,496	85,642,329

Distributions declared per common unit	$0.3175	$0.3175

Consolidated net income (loss)	$5,988	$(17,997)
Change in fair value of derivatives	(5,057)	2,214
Total comprehensive income (loss)	931	(15,783)
Comprehensive income attributable to noncontrolling interests	(132)	(351)
Comprehensive income (loss) attributable to common unitholders	$799	$(16,134)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2018	$1,416,202	$(3,497)	$1,412,705
Stock compensation activity	1,161	—	1,161
Other comprehensive loss attributable to Parent Company	—	(4,930)	(4,930)
Distributions declared to Parent Company	(26,672)	—	(26,672)
Net income	5,715	—	5,715
Conversion of Limited Partner Units to shares of the Parent Company	127	—	127
Adjustment to redeemable noncontrolling interests	(1,282)	—	(1,282)
Balances, March 31, 2019	$1,395,251	$(8,427)	$1,386,824

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income
Balances, December 31, 2017	$1,562,421	$2,990	$1,565,411
Stock compensation activity	1,447	—	1,447
Other comprehensive income attributable to Parent Company	—	2,157	2,157
Distributions declared to Parent Company	(26,563)	—	(26,563)
Net loss	(17,917)	—	(17,917)
Adjustment to redeemable noncontrolling interests	452	—	452
Balances, March 31, 2018	$1,519,840	$5,147	$1,524,987

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Consolidated net income (loss)	$5,988	$(17,997)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Straight-line rent	(663)	(951)
Depreciation and amortization	35,303	39,216
Gains on sales of operating properties	(6,587)	(500)
Impairment charge	4,077	24,070
Compensation expense for equity awards	1,283	1,639
Amortization of debt fair value adjustment	(547)	(990)
Amortization of in-place lease liabilities, net	(1,045)	(2,576)
Changes in assets and liabilities:
Tenant receivables and other	3,728	1,804
Deferred costs and other assets	(5,056)	(7,694)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(4,171)	238
Net cash provided by operating activities	32,310	36,259
Cash flows from investing activities:
Acquisitions of interests in properties	(29,286)	—
Capital expenditures, net	(11,549)	(18,070)
Net proceeds from sales of operating properties	13,098	61,637
Change in construction payables	(1,963)	2,807
Net cash (used in) provided by investing activities	(29,700)	46,374
Cash flows from financing activities:
Contributions from the General Partner	25	23
Repurchases of common shares upon the vesting of restricted shares	(328)	(319)
Loan proceeds	60,000	52,922
Loan payments	(1,159)	(101,363)
Distributions paid – common unitholders	(53,263)	(26,546)
Distributions paid – redeemable noncontrolling interests	(1,441)	(978)
Net cash provided by (used in) financing activities	3,834	(76,261)
Net change in cash, cash equivalents, and restricted cash	6,444	6,372
Cash, cash equivalents, and restricted cash beginning of period	45,506	32,176
Cash, cash equivalents, and restricted cash end of period	$51,950	$38,548

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2019
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

The Parent Company is the sole general partner of the Operating Partnership, and as of March 31, 2019 owned approximately 97.5% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.5% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At March 31, 2019, we owned interests in 111 operating and redevelopment properties totaling approximately 21.8 million square feet. We also owned one development project under construction as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2018.

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

Components of Investment Properties

The composition of the Company’s investment properties as of March 31, 2019 and December 31, 2018 was as follows:

	Balance at
	March 31, 2019	December 31, 2018
Investment properties, at cost:
Land, buildings and improvements	$3,543,216	$3,600,743
Furniture, equipment and other	7,765	7,741
Construction in progress	30,930	32,636
	$3,581,911	$3,641,120

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of March 31, 2019, we owned investments in two joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $56.4 million, which were secured by assets of the VIEs totaling $115.2 million.  The Operating Partnership guarantees the debts of these VIEs.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
Noncontrolling interests balance January 1	$698	$698
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	—	—
Noncontrolling interests balance at March 31	$698	$698

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At March 31, 2019 and December 31, 2018, the redemption value of the redeemable noncontrolling interests did not exceed the historical book value, and the balance was accordingly adjusted to historical book value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three months ended March 31, 2019 and 2018, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended March 31,
	2019	2018
Parent Company’s weighted average basic interest in Operating Partnership	97.6%	97.6%
Limited partners' weighted average basic interests in Operating Partnership	2.4%	2.4%

At March 31, 2019, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.5% and 2.5%. At December 31, 2018, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.6% and 2.4%.

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

There were 2,112,836 and 2,035,349 Limited Partner Units outstanding as of March 31, 2019 and December 31, 2018, respectively. The increase in Limited Partner Units outstanding from December 31, 2018 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

Redeemable Noncontrolling Interests - Subsidiaries

Prior to the merger with Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") in 2014, Inland Diversified formed joint ventures with the previous owners of certain properties and issued Class B units in three joint ventures that indirectly own those properties.  The Class B units related to one of these three joint ventures remain outstanding and are accounted for as noncontrolling interests in the remaining venture.  The remaining Class B units will become redeemable at the respective partner's election in October 2022 and the fulfillment of certain redemption criteria.  Beginning in November 2022, the Class B units can be redeemed at the election of either of our partner or us for cash or Limited Partner Units in the Operating Partnership.  The Class B units do not have a maturity date, and none are mandatorily redeemable unless either party has elected for the units to be redeemed. We consolidate this joint venture because we control the decision making and our joint venture partner has limited protective rights.

We classify the redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of March 31, 2019 and December 31, 2018, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

In February 2018, we received notice from former partners in one of the joint ventures of their intent to exercise their right to redeem their remaining $22.0 million of Class B units for cash. Their interests were redeemed in August and November of 2018. As of March 31, 2018, the amount that was redeemed was reclassified from Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests to Accounts payable and accrued expenses in the consolidated balance sheets.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
Redeemable noncontrolling interests balance January 1	$45,743	$72,104
Net income (loss) allocable to redeemable noncontrolling interests	273	(80)
Distributions declared to redeemable noncontrolling interests	(795)	(1,008)
Liability reclassification due to exercise of redemption option by joint venture partner	—	(22,461)
Other, net, including adjustments to redemption value	1,077	279
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at March 31	$46,298	$48,834

Limited partners' interests in Operating Partnership	$36,228	$38,764
Other redeemable noncontrolling interests in certain subsidiaries	10,070	10,070
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at March 31	$46,298	$48,834

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2018 have been reclassified to conform to the 2019 consolidated financial statement presentation.  On the Company's consolidated statements of operations, it no longer presents minimum rents and tenant reimbursements as separate amounts because the Company now accounts for these amounts as a single combined lease component, rental income. The reclassifications had no impact on net loss previously reported.

Recently Issued Accounting Pronouncements

Adoption of New Standards

Leases

On January 1, 2019, we adopted Accounting Standards Update ("ASU") ASU 2016-02, Leases, using the modified retrospective approach along with electing the package of practical expedients. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making certain changes to lessor accounting, including the accounting for sales-type and direct financing leases. For leases with a term of one year or less, the Company made an accounting policy election by underlying asset to not recognize lease liabilities and right-of-use (ROU) assets.

The practical expedients include the following:

•	The Company did not reassess whether any expired or existing contracts are or contain leases;

•	The Company did not reassess the lease classification of any expired or existing leases;

•	The Company did not reassess initial direct costs for any existing leases; and

•	The Company elected to not separate non-lease components, such as common area maintenance, of a contract from the leases to which they relate when specific criteria are met.

The new leasing standard also amended ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 340-40, incremental costs of obtaining a contract are recognized as an asset if the entity expects to recover them. Certain costs that were previously capitalized as a leasing cost no longer meet the requirements for capitalization under the new leasing standard. The incremental expense recorded for the three months ended March 31, 2019 was $1.2 million.

Lessor Activity

The Company receives rental income from the leasing of retail and office space. The leases generally provide for certain increases in base rent, reimbursement for certain operating expenses, and may require tenants to pay contingent rent to the extent their sales exceed a defined threshold. Certain tenants have the option in the lease agreement to extend their lease upon the expiration of their contractual term.

Variable lease payments are based upon tenant sales information and are recognized once a tenant's sales volume exceeds a defined threshold. Variable lease payments for reimbursement of operating expenses are based upon the operating expense activity for the period.

From a lessor perspective, the new guidance remained mostly similar to legacy GAAP as the Company elected the practical expedient to not separate non-lease components from lease components. This election resulted in a change on the Company's consolidated statements of operations as the Company no longer presents minimum rents and tenant reimbursements as separate amounts because the Company now accounts for these amounts as a single combined lease component, rental income, on the basis of the lease component being the predominant component of the contract. As such, non-lease components, including common area maintenance reimbursements that are of a fixed nature are recognized on a straight-line basis over the term of the lease. Further, bad debt, which has previously been recorded in property operating expenses, has now been classified as a contra-revenue account in rental income in the Company’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2019.

The Company recognized the following lease rental income for the three months ended March 31, 2019:

($ in thousands)
Fixed Contractual Lease Payments - Operating Leases	$65,539
Variable Lease Payments - Operating Leases	15,111
Straight-Line Rent Adjustment	663
Amortization of In-Place Lease Liabilities, net	1,045
Total	$82,358

Future rental income to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease payments, are as follows:

($ in thousands)
2019	$252,943
2020	245,996
2021	220,015
2022	188,892
2023	150,823
Thereafter	650,074
Total	$1,708,743

Lessee Activity

The Company is obligated under nine ground leases where we are the lessee for approximately 47 acres of land. These ground leases require fixed annual rent payments. The expiration dates of the remaining initial terms of these ground leases range from 2023 to 2092. Certain of these leases have extension options. The Company did not recognize value during the option period for the right-of-use assets and lease liabilities as it was not probable the extension options will be exercised. Upon adoption, the Company recorded a right of use asset of $27.0 million and corresponding liability of $27.3 million. The right of use asset is included in prepaid and other assets and the lease liability is included in deferred revenue and other liabilities. This value was determined utilizing an estimate of our incremental borrowing rate that was specific to each lease based upon the term and underlying asset. These rates ranged from 3.93% to 6.33%.

Total rental expense was $0.4 million for the three months ended March 31, 2019 and 2018, respectively. The weighted average remaining term of the lease agreements is approximately 52 years. Future minimum lease payments due under ground leases for the next five years ending December and thereafter are as follows:

($ in thousands)
2019	$1,270
2020	1,777
2021	1,789
2022	1,815
2023	1,636
Thereafter	72,154
Total Lease Payments	80,441
Less: Discount	(53,126)
Present Value of Lease Liabilities	$27,315

Derivatives and Hedging

On January 1, 2019, we adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. ASU 2017-02 better aligns a company’s financial reporting for hedging activities with the economic objectives of those activities. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the three months ended March 31, 2019 and 2018 were 2.1 million and 2.0 million, respectively.

Less than 0.1 million and 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit for the three months ended March 31, 2019 and March 31, 2018, respectively, because their impact was not dilutive. Due to the net loss allocable to common shareholders and Common Unit holders for each of the three months ended March 31, 2018, no securities had a dilutive impact for this period.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(4,661)	$545,339
Unsecured revolving credit facility	105,600	—	(3,185)	102,415
Unsecured term loans	345,000	—	(2,377)	342,623
Mortgage notes payable - fixed rate	533,700	6,019	(509)	539,210
Mortgage notes payable - variable rate	73,311	—	(295)	73,016
Total mortgage and other indebtedness	$1,607,611	$6,019	$(11,027)	$1,602,603

	As of December 31, 2018
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(4,864)	$545,136
Unsecured revolving credit facility	45,600	—	(3,796)	41,804
Unsecured term loans	345,000	—	(2,470)	342,530
Mortgage notes payable - fixed rate	534,679	6,566	(584)	540,661
Mortgage notes payable - variable rate	73,491	—	(321)	73,170
Total mortgage and other indebtedness	$1,548,770	$6,566	$(12,035)	$1,543,301

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of March 31, 2019, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (Years)
Fixed rate debt[1]	$1,474,900	91%	4.09%	5.4
Variable rate debt	132,711	9%	4.14%	6.3
Net debt premiums and issuance costs, net	(5,008)	N/A	N/A	N/A
Total	$1,602,603	100%	4.11%	5.5

____________________
1
Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of March 31, 2019, $391.2 million in variable rate debt is hedged for a weighted average 2.6 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases, and is generally due in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness are based on LIBOR plus spreads ranging from 150 to 160 basis points.  At March 31, 2019, the one-month LIBOR interest rate was 2.49%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 6.78%.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include amortization of debt issuance costs as a component of interest expense as follows:

	Three Months Ended March 31,
	2019	2018
Amortization of debt issuance costs	$669	$660

Unsecured Revolving Credit Facility and Unsecured Term Loans

As of March 31, 2019, we had an unsecured revolving credit facility (the "Credit Facility") with a total commitment of $600 million that matures in April 2023 (inclusive of one twelve-month extension option) and a $200 million unsecured term loan maturing in July 2021 ("2021 Term Loan") of which $95 million was outstanding as of March 31, 2019.

The Operating Partnership has the option to increase the borrowing availability of the Credit Facility to $1.2 billion and the option to increase the 2021 Term Loan to provide for an additional $200 million, in each case subject to certain conditions, including obtaining commitments from one or more lenders.

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

As of March 31, 2019, $105.6 million was outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $2.0 million, against which no amounts were advanced as of March 31, 2019.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of March 31, 2019, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.4 billion. Considering outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $421.2 million available under our Credit Facility for future borrowings as of March 31, 2019.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of March 31, 2019, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of March 31, 2019, we were in compliance with all such covenants.

Other Debt Activity

For the three months ended March 31, 2019, we had total new borrowings of $60.0 million and total repayments of $1.2 million.  In addition to the items mentioned above, the remaining components of this activity were as follows:

•	We borrowed $30.0 million on the Credit Facility to fund the acquisition of the Pan Am Plaza Garage;

•	We borrowed $30.0 million on the Credit Facility to fund development activities, redevelopment activities, tenant improvement costs, and other working capital needs; and

•	We made scheduled principal payments on indebtedness totaling $1.2 million.

Fair Value of Fixed and Variable Rate Debt

As of March 31, 2019, the estimated fair value of our fixed rate debt was $1.1 billion compared to the book value of $1.1 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.77% to 4.26%.  As of March 31, 2019, the fair value of variable rate debt was $523.9 million compared to the book value of $523.9 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.31% to 4.18%.

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

As of March 31, 2019, we were party to various cash flow derivative agreements with notional amounts totaling $391.2 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2025.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.62%.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of March 31, 2019 and December 31, 2018, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of March 31, 2019, the estimated fair value of our interest rate derivatives represented a net liability of $8.5 million, including accrued interest receivable of $170,000.  As of March 31, 2019, $2.1 million was reflected in prepaid and other assets and $10.6 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2018, the estimated fair value of our interest rate hedges was a net asset of $3.5 million, including accrued interest receivable of $0.1 million.  As of December 31, 2018, $3.6 million was reflected in prepaid and other assets and $7.1 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $0.5 million was reclassified as an increase to earnings during the three months ended March 31, 2019, and $0.1 million was reclassified as an increase to earnings during the three months ended March 31, 2018. As the interest payments on our hedges are made over the next 12 months, we estimate the decrease to interest expense to be $0.6 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.3175 for the first quarter of 2019 to common shareholders and Common Unit holders of record as of March 22, 2019. The distribution was paid on March 29, 2019.

AO LTIP Units

In connection with its annual review of executive compensation and as described in the table below, the Compensation Committee of the Company's Board of Trustees approved an aggregate grant of AO LTIP Units (the “awards”) to the Company’s executive officers under an amendment and restatement of the Company’s 2013 Equity Incentive Plan.

Executive	Number of AO LTIP Units	Participation Threshold per AO LTIP Unit
John A. Kite	1,490,683	$15.79
Thomas A. McGowan	372,671	$15.79
Heath R. Fear	253,416	$15.79
Scott E. Murray	186,335	$15.79

The Company entered into an award agreement with each executive officer with respect to his awards, which provide terms of vesting, conversion, distribution, and other terms. AO LTIP Units are designed to have economics similar to stock options and allow the recipient, subject to vesting requirements, to realize value above a threshold level set as of the grant date of the award (the “Participation Threshold”).  The value of vested AO LTIP Units is realized through conversion into a number of vested LTIP Units in the Operating Partnership determined on the basis of how much the value of a common share of the Company has increased over the Participation Threshold.

The AO LTIP Units are only exercisable and convertible into vested LTIP Units of the Operating Partnership to the extent that they become vested AO LTIP Units.  The awards of AO LTIP Units are subject to both time-based and stock price performance-based vesting requirements.  Subject to the terms of the award agreement, the AO LTIP Units shall vest and become fully exercisable as of the date that both of the following requirements have been met:  (i) the grantee remains in continuous service from the grant date through the third anniversary of the grant date; and (ii) at any time during the five-year period following the grant date, the reported closing price per common share of the Company appreciates at least 20% over the applicable Participation Threshold per AO LTIP Unit (as set forth in the table above) for a minimum of 20 consecutive trading days.  Any AO LTIP Units that do not become vested will be forfeited and become null and void as of the fifth anniversary of the grant date, but AO LTIP Units may also be forfeited earlier in connection with a corporate transaction or with the holder’s termination of service.

The AO LTIP Units were valued using a Monte Carlo simulation, and the resulting total compensation expense of $3.7 million is being amortized over three years.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized commissions incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At March 31, 2019 and December 31, 2018, deferred costs consisted of the following:

	March 31, 2019	December 31, 2018
Acquired lease intangible assets	$75,433	$81,852
Deferred leasing costs and other	73,778	69,870
	149,211	151,722
Less—accumulated amortization	(55,273)	(56,307)
Subtotal	$93,938	$95,415
Less: properties held for sale	$(1,111)	$(151)
Total	$92,827	$95,264

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2019	2018
Amortization of deferred leasing costs, lease intangibles and other	$3,694	$4,710
Amortization of above market lease intangibles	399	754

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

At March 31, 2019 and December 31, 2018, deferred revenue, intangibles, net and other liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Unamortized below market lease liabilities	$68,057	$69,501
Retainage payables and other	3,042	2,489
Operating lease liability	27,315	—
Tenant rent payments received in advance	6,045	11,642
Subtotal	104,459	83,632
Less: Liabilities of assets held for sale	(1,981)	—
Total	$102,478	$83,632

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $1.4 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively.

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

In connection with the joint venture that owns the Embassy Suites at Notre Dame, we provided a repayment guaranty on a $33.8 million construction loan, of which our share is $11.8 million (reflecting our 35% ownership interest in the hotel project). The outstanding loan balance as of March 31, 2019 is $33.5 million and our share is $11.7 million.

As of March 31, 2019, we had outstanding letters of credit totaling $2.0 million.  At that date, there were no amounts advanced against these instruments.

Note 10. Disposals of Operating Properties and Impairment Charge

During the three months ended March 31, 2019, we sold our Whitehall Pike operating property in Bloomington, Indiana for aggregate gross proceeds of $13.5 million and a net gain of $6.6 million.

As of March 31, 2019, in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q, we evaluated an operating property for impairment and recorded a $4.1 million impairment charge due to changes in our estimate of the fair value for a property in which we had previously concluded that undiscounted cash flows were insufficient to recover the carrying value. We estimated the fair value of the property to be $10.0 million using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the estimated fair value to the carrying value, which resulted in the recording of a non-cash impairment charge of $4.1 million for the three months ended March 31, 2019.

As of March 31, 2019, the Company has classified its Beechwood Promenade and Lakewood Promenade operating properties as held for sale. Each of these properties were sold subsequent to March 31, 2019 and the Company expects to recognize gains aggregating $12.3 million during the quarter ended June 30, 2019 related to these disposals. Substantially all of the assets of these properties were comprised of investment property.

During the three months ended March 31, 2018, we sold our Trussville Promenade operating property in Birmingham, Alabama, and our Memorial Commons operating property in Goldsboro, North Carolina, for aggregate gross proceeds of $63.0 million and a net gain of $0.5 million.

As of March 31, 2018, in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q, we evaluated an operating property for impairment and recorded a $24.1 million impairment charge due to changes during the quarter in facts and circumstances underlying the Company’s expected future hold period of this property.  A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of this property. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of a certain asset, leading to the charge during the quarter. We estimated the fair value of the property to be $24.3 million using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the estimated fair value to the carrying value, which resulted in the recording of a non-cash impairment charge of $24.1 million for the three months ended March 31, 2018. This property was sold in June 2018.

Note 11. Acquisition

In March 2019, we acquired the Pan Am Plaza Garage for total consideration of $29.5 million. This asset sits beneath our existing Pan Am Plaza property in Indianapolis, Indiana. Substantially all of the purchase price was allocated to real estate investment.

Note 12. Subsequent Events

Subsequent to March 31, 2019, the Company sold the following properties for cumulative proceeds of $121.3 million:

•	Beechwood Promenade in Athens, Georgia,

•	Village at Bay Park in Green Bay, Wisconsin,

•	Lakewood Promenade in Jacksonville, Florida, and

•	Palm Coast Landing in Palm Coast, Florida

The proceeds from these sales were utilized to pay down outstanding indebtedness. As of March 31, 2019, total assets and total liabilities for these four properties were $111.5 million and $36.2 million, respectively. The Company expects to recognize gains aggregating to $13.6 million during the quarter ended June 30, 2019 related to these disposals.

Item 2.

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•	national and local economic, business, real estate and other market conditions, particularly in connection with of low or negative growth in the U.S. economy as well as economic uncertainty;

•	financing risks, including the availability of, and costs associated with, sources of liquidity;

•	our ability to refinance, or extend the maturity dates of, our indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant insolvency and bankruptcies;

•	the competitive environment in which we operate;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	our ability to maintain our status as a real estate investment trust for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property we own;

•	the actual and perceived impact of online retail on the value of shopping center assets;

•	risks related to the geographical concentration of our properties in Florida, Indiana and Texas;

•	insurance costs and coverage;

•	risks associated with cybersecurity attacks and the loss of confidential information and other business disruptions;

•	other factors affecting the real estate industry generally; and

•
other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

At March 31, 2019, we owned interests in 111 operating and redevelopment properties totaling approximately 21.8 million square feet. We also owned one development project under construction as of this date.

At March 31, 2018, we owned interests in 115 operating and redevelopment properties totaling approximately 22.5 million square feet. We also owned two development projects under construction as of this date.

Recent Activities

Disposition Activity

We believe that continually evaluating our operating properties for redevelopment and capital recycling opportunities enhances shareholder value and improves long-term values and economic returns. In February 2019, we announced a plan to market and sell up to $500 million in non-core assets as part of a program designed to improve the Company's portfolio quality, reduce its leverage, and focus on operations in markets the Company believes it can gain scale and generate attractive risk-adjusted returns. We advanced this plan during and subsequent to the first quarter of 2019, including the following:

•	Sold 5 properties and generated $134.8 million of proceeds

•	Under contract, under negotiation, or in the market to sell additional properties that could generate between $400 and $450 million of proceeds

Operating Activity

During the first quarter of 2019, we executed 95 new and renewal leases totaling 642,105 square feet.  New leases were signed on 33 individual spaces for 166,518 square feet of gross leasable area ("GLA"), while renewal leases were signed on 62 individual spaces for 475,587 square feet of GLA.

For comparable new leases, which are defined as those for which the space was occupied by a tenant within the last 12 months, we achieved a blended rent spread of 5.6%. The Company is making progress on its anchor repositioning efforts including the execution of six anchor leases during the quarter.

Results of Operations

The comparability of results of operations for the three months ended March 31, 2019 and 2018 is affected by our development, redevelopment and operating property disposition activities during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Dispositions

Since January 1, 2018, we sold the following operating properties:

Property Name	MSA	Disposition Date	Owned GLA
Trussville Promenade	Birmingham, AL	February 2018	463,836
Memorial Commons	Goldsboro, NC	March 2018	111,022
Tamiami Crossing [1]	Naples, FL	June 2018	121,705
Plaza Volente [1]	Austin, TX	June 2018	156,296
Livingston Shopping Center [1]	Livingston, NJ	June 2018	139,559
Hamilton Crossing	Alcoa, TN	November 2018	175,464
Fox Lake Crossing	Chicago, IL	December 2018	99,136
Lowe's Plaza	Las Vegas, NV	December 2018	30,210
Whitehall Pike	Bloomington, IN	March 2019	128,997

____________________
1	The Company has retained a 20% ownership interest in this property.

Redevelopment Activities

The following properties were under active redevelopment at various times during the period from January 1, 2018 through March 31, 2019:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Courthouse Shadows[2]	Naples, FL	June 2013	Pending	124,802
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	92,283
City Center[2]	White Plains, NY	December 2015	June 2018	360,880
Fishers Station[2]	Indianapolis, IN	December 2015	September 2018	175,229
Beechwood Promenade[2]	Athens, GA	December 2015	December 2018	348,815
The Corner[2]	Indianapolis, IN	December 2015	December 2018	26,500
Rampart Commons[2]	Las Vegas, NV	March 2016	Pending	79,455

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.

Comparison of Operating Results for the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

The following table reflects income statement line items from our consolidated statements of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
($ in thousands)	2019	2018	Net change 2018 to 2019
Revenue:
Rental income (including tenant reimbursements)	$82,358	$87,623	$(5,265)
Other property related revenue	1,055	778	277
Fee income	102	1,362	(1,260)
Total revenue	83,515	89,763	(6,248)
Expenses:
Property operating	11,431	12,470	(1,039)
Real estate taxes	10,206	10,754	(548)
General, administrative, and other	6,777	5,945	832
Depreciation and amortization	34,635	38,556	(3,921)
Impairment charge	4,077	24,070	(19,993)
Total expenses	67,126	91,795	(24,669)
Gain on sale of operating properties, net	6,587	500	6,087
Operating income (loss)	22,976	(1,532)	24,508
Interest expense	(16,459)	(16,337)	(122)
Income tax benefit of taxable REIT subsidiary	82	23	59
Equity in loss of unconsolidated subsidiary	(427)	—	(427)
Other expense, net	(184)	(151)	(33)
Net income (loss)	5,988	(17,997)	23,985
Net (income) loss attributable to noncontrolling interests	(273)	80	(353)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$5,715	$(17,917)	$23,632

Property operating expense to total revenue ratio	13.7%	13.9%

Rental income (including tenant reimbursements) decreased $5.3 million, or 6.0%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(4,974)
Properties under redevelopment during 2018 and/or 2019	351
Properties fully operational during 2018 and 2019 and other	(642)
Total	$(5,265)

The net decrease of $0.6 million in rental income for properties fully operational during 2018 and 2019 is primarily attributable to an accelerated amortization of $1.5 million of below market deferred revenue for certain anchor tenants in 2018. Contractual rent improved $0.6 million as increases in rental rates and small shop occupancy offset by decreases in anchor occupancy due to certain anchor bankruptcies since December 31, 2017. In addition, recovery income improved driven by improved small shop occupancy levels.

Other property related revenue primarily consists of parking revenues and other miscellaneous activity.  This revenue increased by $0.3 million, driven by the March acquisition of the Pan Am Plaza Garage and higher activity at other garages.

The Company generated fee income of $0.1 million during the three months ended March 31, 2019 from property management services provided to unconsolidated joint ventures. The Company generated fee income of $1.4 million during the three months ended March 31, 2018 for development services provided as part of a multi-family development at our Eddy Street Commons operating property.

Property operating expenses decreased $1.0 million, or 8.3%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(1,007)
Properties under redevelopment during 2018 and/or 2019	312
Properties fully operational during 2018 and 2019 and other	(344)
Total	$(1,039)

The net decrease of $0.3 million in property operating expenses for properties fully operational during 2018 and 2019 is primarily due to reduced operating expenses. None of the individual fluctuations were greater than $0.2 million. As a percentage of revenue, property operating expenses increased between periods from 13.7% to 13.9%.

Real estate taxes decreased $0.5 million, or 5.1%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(587)
Properties under redevelopment during 2018 and/or 2019	(117)
Properties fully operational during 2018 and 2019 and other	156
Total	$(548)

The net $0.2 million increase in real estate taxes for properties fully operational during 2018 and 2019 is primarily due to slightly higher assessments across the portfolio. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.

General, administrative and other expenses increased $0.8 million, or 14.0%. The increase is due costs incurred that are not incremental costs of obtaining a lease contract. These costs are now expensed upon the adoption of ASU 2016-02, Leases. See additional discussion in Note 2 to the financial statements.

Depreciation and amortization expense decreased $3.9 million, or 10.2%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(2,348)
Properties under redevelopment during 2018 and/or 2019	104
Properties fully operational during 2018 and 2019 and other	(1,677)
Total	$(3,921)

The net decrease of $1.7 million in depreciation and amortization at properties fully operational during 2018 and 2019 is primarily due to certain assets becoming fully depreciated during 2018.

As of March 31, 2019, in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q, we evaluated an operating property for impairment and recorded a $4.1 million impairment charge due to changes in our estimate of fair value for a property in which we had previously concluded that undiscounted cash flows were insufficient to recover the carrying value. We estimated the fair value of the property to be $10.0 million using Level 3 inputs within the fair value hierarchy, primarily using the market approach. We compared the estimated fair value to the carrying value, which resulted in the recording of a non-cash impairment charge of $4.1 million for the three months ended March 31, 2019.

The Company recorded a net gain on the sale of operating properties of $6.6 million during the three months ended March 31, 2019 related to the sale of our Whitehall Pike operating property. The Company recorded a net gain of $0.5 million during the three months ended March 31, 2018 related to the sales of our Trussville Promenade and Memorial Commons operating properties.

Interest expense increased $0.1 million or 0.7%. The increase is primarily due a slight increase in our weighted average borrowing costs offset by a reduction in outstanding borrowings using proceeds from our property sales.

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

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. For the three months ended March 31, 2019 and 2018, we excluded four redevelopment properties and the recently completed Beechwood Promenade, City Center, Fishers Station, and Rampart Commons redevelopments from the same property pool that met these criteria and were owned in both comparable periods.

The following table reflects Same Property NOI and a reconciliation to net income attributable to common shareholders for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in thousands)	2019	2018	% Change
Number of properties for the quarter[1]	100	100

Leased percentage at period end	95.0%	94.7%
Economic Occupancy percentage[2]	92.2%	93.2%

Same Property NOI[3]	$55,112	$54,134	1.8%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$55,112	$54,134
Net operating income - non-same activity[4]	6,766	12,405
Other expense, net	(529)	(128)
General, administrative and other	(6,777)	(5,945)
Impairment charges	(4,077)	(24,070)
Depreciation and amortization expense	(34,635)	(38,556)
Interest expense	(16,459)	(16,337)
Gains on sales of operating properties	6,587	500
Net (income) loss attributable to noncontrolling interests	(273)	80
Net income (loss) attributable to common shareholders	$5,715	$(17,917)

____________________
1
Same Property NOI excludes (i) The Corner, Courthouse Shadows, Glendale Town Center, and Hamilton Crossing redevelopments, (ii) the recently completed Beechwood Promenade, City Center, Fishers Station, and Rampart Commons redevelopments and (iii) office properties.

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

Our Same Property NOI increased 1.8% for the three months ended March 31, 2019 compared to the same period of the prior year. This increase was primarily due to increases in rental rates driven by increased shop leasing activity and improved expense recoveries. This increase was partially offset by a decline in economic occupancy from recent anchor vacancies.

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

Our Principal Capital Resources

For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 34.  In addition to cash generated from operations, we discuss below our other principal capital resources.

We continue to focus on a balanced approach to growth, enhancing our liquidity positions, reducing our borrowing costs and staggering debt maturities in order to retain our financial flexibility.

As of March 31, 2019, we had approximately $421.2 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $28.4 million in cash and cash equivalents as of March 31, 2019.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of March 31, 2019.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of March 31, 2019, we did not have any secured debt scheduled to mature prior to December 31, 2019, excluding scheduled monthly principal payments. We believe we have sufficient liquidity to repay these obligations from current resources and our capacity for future borrowings under the unsecured revolving credit facility.

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

In February 2019, our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the first quarter of 2019. This distribution was paid on March 29, 2019 to common shareholders and Common Unit holders of record as of March 22, 2019. Future distributions, if any, are at the discretion of the Board of Trustees.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the three months ended March 31, 2019, we incurred $0.4 million of costs for recurring capital expenditures on operating properties and also incurred $2.8 million of costs for tenant improvements and external leasing commissions (excluding development and redevelopment properties). We currently anticipate incurring approximately $14 million to $16 million of additional major tenant improvements and $25 million to $35 million related to releasing vacant anchor space within the next 12 months at a number of our operating properties.

As of March 31, 2019, we had one development project under construction.  Our share of the total estimated cost of this project is approximately $10.0 million, of which $5.2 million had been incurred as of March 31, 2019.  We anticipate incurring the majority of the remaining $4.8 million of costs over the next 12 to 18 months.  We believe we have sufficient financing in place to fund this project and expect to do so through cash flow from operations or borrowings on our unsecured revolving credit facility.

We have one redevelopment project under construction. Total estimated costs of this construction are expected to be in the range of $3.5 million to $4.5 million and are expected to be incurred through the end of 2019. We expect to be able to fund the majority of these costs from operating cash flows.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment, Reposition, Repurpose Opportunities. We are currently evaluating additional redevelopment, repositioning, and repurposing of several other operating properties. We believe we will have sufficient funding for these projects through cash flow from operations and borrowings on our unsecured revolving credit facility.

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

Capital Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the three months ended March 31, 2019:

Three Months Ended
($ in thousands)	March 31, 2019
Development Projects	$390
Under Construction 3-R Projects	1,221
3-R Opportunities	133
Recently completed developments/redevelopments and other	7,082
Recurring operating capital expenditures (primarily tenant improvement payments)	2,723
Total	$11,549

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of less than $0.1 million for the three months ended March 31, 2019.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of March 31, 2019:

($ in thousands)	Scheduled Principal Payments	Term Maturity[1]	Total
2019	$3,878	$—	$3,878
2020	5,395	20,700	26,095
2021	4,626	254,875	259,501
2022	1,112	205,208	206,320
2023	806	382,540	383,346
Thereafter	6,430	722,041	728,471
	$22,247	$1,585,364	$1,607,611
Unamortized net debt premiums and issuance costs, net			(5,008)
Total			$1,602,603

____________________
1
This presentation reflects the Company's exercise of its option to extend the maturity date by one year to April 22, 2023 for the Company's unsecured credit facility. The ability to exercise this option is subject to certain conditions, which the Company does not unilaterally control.

Failure to comply with our obligations under our indebtedness agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such debt, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.  In addition, certain of our variable rate loans contain cross-default provisions which provide that a violation by us of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under our indebtedness agreements if we fail to satisfy these financial covenants.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in Kite Realty Group Trust's Annual Report on Form 10-K for the year ended December 31, 2018 for more information related to the risks associated with our indebtedness.

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of March 31, 2019.

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

Cash Flows

As of March 31, 2019, we had cash, cash equivalents, and restricted cash on hand of $52.0 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Cash provided by operating activities was $32.3 million for the three months ended March 31, 2019 and $36.3 million for the three months ended March 31, 2018.  The cash flows were positively impacted from the completion of redevelopment projects and improved shop occupancy. These increases were offset by a decrease in cash provided by operating activities due to our 2018 property sales and higher anchor vacancy.

Cash used in investing activities was $29.7 million for the three months ended March 31, 2019, as compared to cash provided by investing activities of $46.4 million in the same period of 2018.  Highlights of significant cash sources and uses in investing activities are as follows:

•
Net proceeds of $13.1 million related to the sale of Whitehall Pike in the first quarter of 2019, compared to net proceeds of $61.6 million over the same period in 2018, which related to the sale of Trussville Promenade and Memorial Commons;

•	Decrease in capital expenditures of $6.5 million and an increase in construction payables of $2.0 million. As we substantially completed redevelopment projects over the last eighteen months; and

•	Acquisition of the Pan Am Plaza Garage for a use of cash of $29.3 million.

Cash provided by financing activities was $3.8 million for the three months ended March 31, 2019, compared to cash used in financing activities of $76.3 million in the same period of 2018.  Highlights of significant cash sources and uses in financing activities during the first three months of 2019 are as follows:

•	We borrowed $30.0 million on the Credit Facility to fund the acquisition of the Pan Am Plaza Garage;

•	We borrowed $30.0 million on the unsecured revolving credit facility to fund development activities, redevelopment activities, and tenant improvement costs; and

•	We made distributions to common shareholders and Common Unit holders of $54.7 million.

Funds From Operations

Funds from Operations ("FFO") is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO, a non-GAAP financial measure, in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts ("NAREIT"), as restated in 2018. The NAREIT white paper defines FFO as net income (determined in accordance with GAAP), excluding gains (or losses) from sales and impairments of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

Our calculations of FFO1 and reconciliation to consolidated net income for the three months ended March 31, 2019 and 2018 (unaudited) are as follows:

($ in thousands)	Three Months Ended March 31,
	2019	2018
Consolidated net income (loss)	$5,988	$(17,997)
Less: net income attributable to noncontrolling interests in properties	(132)	(351)
Less: gain on sales of operating properties	(6,587)	(500)
Add: impairment charges	4,077	24,070
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	34,896	38,278
FFO of the Operating Partnership[1]	38,242	43,500
Less: Limited Partners' interests in FFO	(918)	(1,022)
Funds From Operations attributable to Kite Realty Group Trust common shareholders[1]	$37,324	$42,478

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

($ in thousands)	Three Months Ended March 31, 2019
Consolidated net income	$5,988
Adjustments to net income
Depreciation and amortization	34,635
Interest expense	16,459
Impairment charge	4,077
Income tax benefit of taxable REIT subsidiary	(82)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	61,077
Adjustments to EBITDA:
Unconsolidated EBITDA	272
Gain on sale of operating property	(6,587)
Pro-forma adjustments[3]	734
Other income and expense, net	611
Noncontrolling interest	(132)
Adjusted EBITDA	55,975

Annualized Adjusted EBITDA[1]	$223,900

Company share of net debt:
Mortgage and other indebtedness	1,602,604
Plus: Company Share of Unconsolidated Joint Venture Debt	22,096
Plus: Net debt premiums and issuance costs, net	5,008
Less: Partner share of consolidated joint venture debt[2]	(1,127)
Less: Cash, cash equivalents, and restricted cash	(52,624)
Less: Pro-forma adjustment [4]	(27,200)
Company Share of Net Debt	1,548,757
Net Debt to Adjusted EBITDA	6.9x

____________________
1	Represents Adjusted EBITDA for the three months ended March 31, 2019 (as shown in the table above) multiplied by four.
2
Partner share of consolidated joint venture debt is calculated based upon the partner's pro-rata ownership of the joint venture, multiplied by the related secured debt balance. In all cases, this debt is the responsibility of the consolidated joint venture.

3	Relates to current quarter GAAP operating income, annualized, for properties sold and acquired during the quarter and for seasonality with other property related revenue.
4	Relates to timing of quarterly dividend payment being made prior to quarter-end resulting in two payments during the quarter.

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

Contractual Obligations

Except with respect to our debt maturities as discussed on pages 33 and 34, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.6 billion of outstanding consolidated indebtedness as of March 31, 2019 (exclusive of net premiums and issuance costs, net of $5.0 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $391.2 million, with expiration dates through 2025.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.5 billion (91%) and $0.1 billion (9%), respectively, of our total consolidated indebtedness at March 31, 2019.

As of March 31, 2019, we did not have any fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this hedged debt.  A 100 basis point change in interest rates on our unhedged variable rate debt as of March 31, 2019 would change our annual cash flow by $1.3 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended March 31, 2019, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan ("2013 Plan"). These shares were repurchased by the Company.

The following table summarizes all of these repurchases during the three months ended March 31, 2019:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31	—	—	N/A	N/A
February 1 - February 28	—	$—	N/A	N/A
March 1 - March 31	19,851	16.64	—	N/A
Total	19,851

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

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

 Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

10.1	Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.2	Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 26, 2019

10.3	Form of Appreciation Only LTIP Unit Agreement	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

KITE REALTY GROUP TRUST

May 7, 2019	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 7, 2019	By:	/s/ Heath R. Fear
(Date)		Heath R. Fear
Chief Financial Officer
(Principal Financial Officer)