Form 10-Q
period 2019-06-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2019-08-06
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:	001-32268	Kite Realty Group Trust
Commission File Number:	333-202666-01	Kite Realty Group, L.P.

Kite Realty Group Trust
Kite Realty Group, L.P.
(Exact Name of Registrant as Specified in its Charter)

Maryland		(Kite Realty Group Trust)		11-3715772
Delaware		(Kite Realty Group, L.P.)		20-1453863
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

30 S. Meridian Street	Suite 1100	Indianapolis	Indiana	46204
(Address of principal executive offices)				(Zip code)

Telephone:	317	577-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	KRG	New York Stock Exchange
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
The number of Common Shares of Kite Realty Group Trust outstanding as of August 2, 2019 was 83,981,696 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of June 30, 2019 owned approximately 97.5% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.5% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

3

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets:
Investment properties, at cost	$3,386,780	$3,641,120
Less: accumulated depreciation	(697,005)	(699,927)
	2,689,775	2,941,193

Cash and cash equivalents	35,842	35,376
Tenant and other receivables, including accrued straight-line rent of $30,823 and $31,347, respectively	51,965	58,059
Restricted cash and escrow deposits	23,692	10,130
Deferred costs and intangibles, net	85,056	95,264
Prepaid and other assets	37,296	12,764
Investments in unconsolidated subsidiaries	12,692	13,496
Assets held for sale	—	5,731
Total Assets	$2,936,318	$3,172,013

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,376,612	$1,543,301
Accounts payable and accrued expenses	66,600	85,934
Deferred revenue and intangibles, net and other liabilities	94,439	83,632
Total Liabilities	1,537,651	1,712,867
Commitments and contingencies
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	45,306	45,743
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,960,346 and 83,800,886 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	840	838
Additional paid in capital	2,079,868	2,078,099
Accumulated other comprehensive loss	(15,892)	(3,497)
Accumulated deficit	(712,153)	(662,735)
Total Kite Realty Group Trust Shareholders' Equity	1,352,663	1,412,705
Noncontrolling Interest	698	698
Total Equity	1,353,361	1,413,403
Total Liabilities and Shareholders' Equity	$2,936,318	$3,172,013

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue:
Rental income	$79,795	$85,846	$162,152	$174,667
Other property related revenue	1,594	4,927	2,649	4,507
Fee income	91	963	194	2,325
Total revenue	81,480	91,736	164,995	181,499
Expenses:
Property operating	11,468	12,621	22,898	25,091
Real estate taxes	9,929	10,392	20,135	21,146
General, administrative, and other	7,037	5,553	13,814	11,499
Depreciation and amortization	34,713	40,451	69,348	79,006
Impairment charges	25,107	14,777	29,184	38,847
Total expenses	88,254	83,794	155,379	175,589
Gain on sale of operating properties, net	24,092	7,829	30,679	8,329
Operating income (loss)	17,318	15,771	40,295	14,239
Interest expense	(16,124)	(16,746)	(32,582)	(33,084)
Income tax benefit of taxable REIT subsidiary	66	28	148	51
Loss on debt extinguishment	(2,577)	—	(2,577)	—
Equity in loss of unconsolidated subsidiary	(238)	—	(665)	—
Other expense, net	(142)	(115)	(328)	(265)
Consolidated net (loss) income	(1,697)	(1,062)	4,291	(19,059)
Net income attributable to noncontrolling interests	(99)	(304)	(372)	(225)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(1,796)	$(1,366)	$3,919	$(19,284)

Net (loss) income per common share - basic & diluted	$(0.02)	$(0.02)	$0.05	$(0.23)

Weighted average common shares outstanding - basic	83,938,961	83,672,896	83,891,584	83,651,402
Weighted average common shares outstanding - diluted	83,938,961	83,672,896	84,017,762	83,651,402

Cash dividends declared per common share	$0.3175	$0.3175	$0.6350	$0.6350

Net (loss) income	$(1,697)	$(1,062)	$4,291	$(19,059)
Change in fair value of derivatives	(7,653)	514	(12,710)	2,727
Total comprehensive loss	(9,350)	(548)	(8,419)	(16,332)
Comprehensive loss (income) attributable to noncontrolling interests	89	(316)	(57)	(293)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(9,261)	$(864)	$(8,476)	$(16,625)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2018	83,800,886	$838	$2,078,099	$(3,497)	$(662,735)	$1,412,705
Stock compensation activity	102,022	1	1,160	—	—	1,161
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(4,930)	—	(4,930)
Distributions declared to common shareholders	—	—	—	—	(26,672)	(26,672)
Net income attributable to Kite Realty Group Trust	—	—	—	—	5,715	5,715
Exchange of redeemable noncontrolling interests for common shares	7,500	—	127	—	—	127
Adjustment to redeemable noncontrolling interests	—	—	(1,282)	—	—	(1,282)
Balances, March 31, 2019	83,910,408	839	2,078,104	(8,427)	(683,692)	1,386,824
Stock compensation activity	49,938	1	1,816	—	—	1,817
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(7,465)	—	(7,465)
Distributions declared to common shareholders	—	—	—	—	(26,665)	(26,665)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(1,796)	(1,796)
Adjustment to redeemable noncontrolling interests	—	—	(52)	—	—	(52)
Balances, June 30, 2019	83,960,346	840	2,079,868	(15,892)	(712,153)	1,352,663

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2017	83,606,068	$836	$2,071,418	$2,990	$(509,833)	$1,565,411
Stock compensation activity	69,914	1	1,446	—	—	1,447
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	2,157	—	2,157
Distributions declared to common shareholders	—	—	—	—	(26,563)	(26,563)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(17,917)	(17,917)
Adjustment to redeemable noncontrolling interests	—	—	452	—	—	452
Balances, March 31, 2018	83,675,982	837	2,073,316	5,147	(554,313)	1,524,987
Stock compensation activity	(3,282)	—	1,904	—	—	1,904
Other comprehensive income attributable to Kite Realty Group Trust	—	—	—	502	—	502
Distributions declared to common shareholders	—	—	—	—	(26,566)	(26,566)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(1,366)	(1,366)
Adjustment to redeemable noncontrolling interests	—	—	(29)	—	—	(29)
Balances, June 30, 2018	83,672,700	837	2,075,191	5,649	(582,245)	1,499,432

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Consolidated net income (loss)	$4,291	$(19,059)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Straight-line rent	(1,610)	(1,562)
Depreciation and amortization	70,861	80,565
Gains on sales of operating properties	(30,679)	(8,329)
Impairment charge	29,184	38,847
Compensation expense for equity awards	2,705	3,021
Amortization of debt fair value adjustment	(1,047)	(1,536)
Loss on debt extinguishment	2,577	—
Amortization of in-place lease liabilities, net	(2,154)	(4,641)
Changes in assets and liabilities:
Tenant receivables and other	7,108	4,362
Deferred costs and other assets	(6,250)	(6,615)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(5,328)	(3,016)
Net cash provided by operating activities	69,658	82,037
Cash flows from investing activities:
Acquisitions of interests in properties	(29,286)	—
Capital expenditures, net	(25,239)	(34,600)
Net proceeds from sales of operating properties	254,206	161,499
Investment in unconsolidated subsidiaries	—	(9,973)
Change in construction payables	(2,773)	1,209
Net cash provided by investing activities	196,908	118,135
Cash flows from financing activities:
Proceeds from issuance of common shares, net	115	34
Repurchases of common shares upon the vesting of restricted shares	(460)	(319)
Loan proceeds	75,000	112,869
Loan transaction costs	—	(2,597)
Debt extinguishment costs	(4,280)	—
Loan payments	(240,753)	(243,913)
Distributions paid – common shareholders	(79,927)	(53,112)
Distributions paid – redeemable noncontrolling interests	(2,233)	(1,978)
Net cash used in financing activities	(252,538)	(189,016)
Net change in cash, cash equivalents, and restricted cash	14,028	11,156
Cash, cash equivalents, and restricted cash beginning of period	45,506	32,176
Cash, cash equivalents, and restricted cash end of period	$59,534	$43,332

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	June 30, 2019	December 31, 2018
Assets:
Investment properties, at cost	$3,386,780	$3,641,120
Less: accumulated depreciation	(697,005)	(699,927)
	2,689,775	2,941,193

Cash and cash equivalents	35,842	35,376
Tenant and other receivables, including accrued straight-line rent of $30,823 and $31,347, respectively	51,965	58,059
Restricted cash and escrow deposits	23,692	10,130
Deferred costs and intangibles, net	85,056	95,264
Prepaid and other assets	37,296	12,764
Investments in unconsolidated subsidiaries	12,692	13,496
Assets held for sale	—	5,731
Total Assets	$2,936,318	$3,172,013

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,376,612	$1,543,301
Accounts payable and accrued expenses	66,600	85,934
Deferred revenue and intangibles, net and other liabilities	94,439	83,632
Total Liabilities	1,537,651	1,712,867
Commitments and contingencies
Redeemable Limited Partners’ and other redeemable noncontrolling interests	45,306	45,743
Partners Equity:
Parent Company:
Common equity 83,960,346 and 83,800,886 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,368,555	1,416,202
Accumulated other comprehensive loss	(15,892)	(3,497)
Total Partners Equity	1,352,663	1,412,705
Noncontrolling Interests	698	698
Total Equity	1,353,361	1,413,403
Total Liabilities and Equity	$2,936,318	$3,172,013

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue:
Rental income	$79,795	$85,846	$162,152	$174,667
Other property related revenue	1,594	4,927	2,649	4,507
Fee income	91	963	194	2,325
Total revenue	81,480	91,736	164,995	181,499
Expenses:
Property operating	11,468	12,621	22,898	25,091
Real estate taxes	9,929	10,392	20,135	21,146
General, administrative, and other	7,037	5,553	13,814	11,499
Depreciation and amortization	34,713	40,451	69,348	79,006
Impairment charges	25,107	14,777	29,184	38,847
Total expenses	88,254	83,794	155,379	175,589
Gains on sales of operating properties	24,092	7,829	30,679	8,329
Operating income (loss)	17,318	15,771	40,295	14,239
Interest expense	(16,124)	(16,746)	(32,582)	(33,084)
Income tax benefit of taxable REIT subsidiary	66	28	148	51
Loss on debt extinguishment	(2,577)	—	(2,577)	—
Equity in loss of unconsolidated subsidiary	(238)	—	(665)	—
Other expense, net	(142)	(115)	(328)	(265)
Consolidated net (loss) income	(1,697)	(1,062)	4,291	(19,059)
Net income attributable to noncontrolling interests	(132)	(343)	(264)	(695)
Net (loss) income attributable to common unitholders	$(1,829)	$(1,405)	$4,027	$(19,754)

Allocation of net (loss) income:
Limited Partners	$(33)	$(39)	$108	$(470)
Parent Company	(1,796)	(1,366)	3,919	(19,284)
	$(1,829)	$(1,405)	$4,027	$(19,754)

Net (loss) income per unit - basic & diluted	$(0.02)	$(0.02)	$0.05	$(0.23)

Weighted average common units outstanding - basic	86,051,797	85,739,745	85,982,324	85,691,306
Weighted average common units outstanding - diluted	86,051,797	85,739,745	86,108,502	85,691,306

Distributions declared per common unit	$0.3175	$0.3175	$0.6350	$0.6350

Consolidated net (loss) income	$(1,697)	$(1,062)	$4,291	$(19,059)
Change in fair value of derivatives	(7,653)	514	(12,710)	2,727
Total comprehensive loss	(9,350)	(548)	(8,419)	(16,332)
Comprehensive income attributable to noncontrolling interests	(132)	(343)	(264)	(695)
Comprehensive (loss) income attributable to common unitholders	$(9,482)	$(891)	$(8,683)	$(17,027)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2018	$1,416,202	$(3,497)	$1,412,705
Stock compensation activity	1,161	—	1,161
Other comprehensive loss attributable to Parent Company	—	(4,930)	(4,930)
Distributions declared to Parent Company	(26,672)	—	(26,672)
Net loss	5,715	—	5,715
Conversions of Limited Partner Units to shares of the Parent Company	127	—	127
Adjustment to redeemable noncontrolling interests	(1,282)	—	(1,282)
Balances March 31, 2019	1,395,251	(8,427)	1,386,824
Stock compensation activity	1,817		1,817
Other comprehensive loss attributable to Parent Company	—	(7,465)	(7,465)
Distributions declared to Parent Company	(26,665)	—	(26,665)
Net loss	(1,796)	—	(1,796)
Adjustment to redeemable noncontrolling interests	(52)	—	(52)
Balances, June 30, 2019	1,368,555	(15,892)	1,352,663

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Income
Balances, December 31, 2017	$1,562,421	$2,990	$1,565,411
Stock compensation activity	1,447	—	1,447
Other comprehensive income attributable to Parent Company	—	2,157	2,157
Distributions declared to Parent Company	(26,563)	—	(26,563)
Net loss	(17,917)	—	(17,917)
Adjustment to redeemable noncontrolling interests	452	—	452
Balances, March 31, 2018	1,519,840	5,147	1,524,987
Stock compensation activity	1,904	—	1,904
Other comprehensive income attributable to Parent Company	—	502	502
Distributions declared to Parent Company	(26,566)	—	(26,566)
Net loss	(1,366)	—	(1,366)
Adjustment to redeemable noncontrolling interests	(29)	—	(29)
Balances, June 30, 2018	1,493,783	5,649	1,499,432

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Consolidated net income (loss)	$4,291	$(19,059)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Straight-line rent	(1,610)	(1,562)
Depreciation and amortization	70,861	80,565
Gains on sales of operating properties	(30,679)	(8,329)
Impairment charge	29,184	38,847
Compensation expense for equity awards	2,705	3,021
Amortization of debt fair value adjustment	(1,047)	(1,536)
Loss on debt extinguishment	2,577	—
Amortization of in-place lease liabilities, net	(2,154)	(4,641)
Changes in assets and liabilities:
Tenant receivables and other	7,108	4,362
Deferred costs and other assets	(6,250)	(6,615)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(5,328)	(3,016)
Net cash provided by operating activities	69,658	82,037
Cash flows from investing activities:
Acquisitions of interests in properties	(29,286)	—
Capital expenditures, net	(25,239)	(34,600)
Net proceeds from sales of operating properties	254,206	161,499
Investment in unconsolidated subsidiaries	—	(9,973)
Change in construction payables	(2,773)	1,209
Net cash provided by investing activities	196,908	118,135
Cash flows from financing activities:
Contributions from the General Partner	115	34
Repurchases of common shares upon the vesting of restricted shares	(460)	(319)
Loan proceeds	75,000	112,869
Loan transaction costs	—	(2,597)
Debt extinguishment costs	(4,280)	—
Loan payments	(240,753)	(243,913)
Distributions paid – common unitholders	(79,927)	(53,112)
Distributions paid – redeemable noncontrolling interests	(2,233)	(1,978)
Net cash used in financing activities	(252,538)	(189,016)
Net change in cash, cash equivalents, and restricted cash	14,028	11,156
Cash, cash equivalents, and restricted cash beginning of period	45,506	32,176
Cash, cash equivalents, and restricted cash end of period	$59,534	$43,332

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2019
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

The Parent Company is the sole general partner of the Operating Partnership, and as of June 30, 2019 owned approximately 97.5% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.5% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At June 30, 2019, we owned interests in 103 operating and redevelopment properties totaling approximately 19.9 million square feet. We also owned one development project under construction as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2018.

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

Components of Investment Properties

The composition of the Company’s investment properties as of June 30, 2019 and December 31, 2018 was as follows:

	Balance at
	June 30, 2019	December 31, 2018
Investment properties, at cost:
Land, buildings and improvements	$3,340,001	$3,600,743
Furniture, equipment and other	7,715	7,741
Construction in progress	39,064	32,636
	$3,386,780	$3,641,120

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of June 30, 2019, we owned investments in two joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $56.2 million, which were secured by assets of the VIEs totaling $115.3 million.  The Operating Partnership guarantees the debts of these VIEs.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018
Noncontrolling interests balance January 1	$698	$698
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	—	—
Noncontrolling interests balance at June 30	$698	$698

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At June 30, 2019 and December 31, 2018, the redemption value of the redeemable noncontrolling interests did not exceed the historical book value, and the balance was accordingly adjusted to historical book value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three and six months ended June 30, 2019 and 2018, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Parent Company’s weighted average basic interest in Operating Partnership	97.5%	97.6%	97.6%	97.6%
Limited partners' weighted average basic interests in Operating Partnership	2.5%	2.4%	2.4%	2.4%

At June 30, 2019, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.5% and 2.5%. At December 31, 2018, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.6% and 2.4%.

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

There were 2,112,836 and 2,035,349 Limited Partner Units outstanding as of June 30, 2019 and December 31, 2018, respectively. The increase in Limited Partner Units outstanding from December 31, 2018 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

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

We classify the redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of June 30, 2019 and December 31, 2018, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

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

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018
Redeemable noncontrolling interests balance January 1	$45,743	$72,104
Net income allocable to redeemable noncontrolling interests	372	225
Distributions declared to redeemable noncontrolling interests	(1,586)	(2,008)
Liability reclassification due to exercise of redemption option by joint venture partner	—	(22,461)
Other, net, including adjustments to redemption value	777	260
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at June 30	$45,306	$48,120

Limited partners' interests in Operating Partnership	$35,236	$38,050
Other redeemable noncontrolling interests in certain subsidiaries	10,070	10,070
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at June 30	$45,306	$48,120

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2018 have been reclassified to conform to the 2019 consolidated financial statement presentation.  On the Company's consolidated statements of operations, it no longer presents minimum rents and tenant reimbursements as separate amounts because the Company now accounts for these amounts as a single combined lease component, rental income. The reclassifications had no impact on net results previously reported.

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

The new leasing standard also amended ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 340-40, incremental costs of obtaining a contract are recognized as an asset if the entity expects to recover them. Certain costs that were previously capitalized as a leasing cost no longer meet the requirements for capitalization under the new leasing standard. The incremental expense recorded for the three and six months ended June 30, 2019 was approximately $1.4 million and $2.6 million, respectively.

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

From a lessor perspective, the new guidance remained mostly similar to legacy GAAP as the Company elected the practical expedient to not separate non-lease components from lease components. This election resulted in a change on the Company's consolidated statements of operations as the Company no longer presents minimum rents and tenant reimbursements as separate amounts because the Company now accounts for these amounts as a single combined lease component, rental income, on the basis of the lease component being the predominant component of the contract. As such, non-lease components, including common area maintenance reimbursements that are of a fixed nature are recognized on a straight-line basis over the term of the lease. Further, bad debt, which has previously been recorded in property operating expenses, has now been classified as a contra-revenue account in rental income in the Company’s consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019.

The Company recognized the following lease rental income for the three and six months ended June 30, 2019:

($ in thousands)
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fixed Contractual Lease Payments - Operating Leases	$63,654	$129,193
Variable Lease Payments - Operating Leases	14,084	29,194
Straight-Line Rent Adjustment	947	1,610
Amortization of In-Place Lease Liabilities, net	1,110	2,155
Total	$79,795	$162,152

Future rental income to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease payments, are as follows:

($ in thousands)
2019	$119,655
2020	237,180
2021	215,458
2022	187,021
2023	150,443
Thereafter	552,271
Total	$1,462,028

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

Total rental expense was $0.6 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. Total rental expense was $1.0 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. The weighted average remaining term of the lease agreements is approximately 52 years. Future minimum lease payments due under ground leases for the next five years ending December and thereafter are as follows:

($ in thousands)
2019	$847
2020	1,777
2021	1,789
2022	1,815
2023	1,636
Thereafter	72,154
Total Lease Payments	80,018
Less: Discount	(52,802)
Present Value of Lease Liabilities	$27,216

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the three months ended June 30, 2019 and 2018 were 2.1 million and 2.1 million, respectively. Weighted average Limited Partner Units outstanding for the six months ended June 30, 2019 and 2018 were 2.1 million and 2.0 million, respectively.

Less than 0.1 million and 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit for the three and six months ended June 30, 2019 and 2018, respectively, because their impact was not dilutive. Due to the net loss allocable to common shareholders and Common Unit holders for the three months ended June 30, 2019 and 2018 and six months ended June 30, 2018, no securities had a dilutive impact for this period.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(4,471)	$545,529
Unsecured revolving credit facility	47,600	—	(3,100)	44,500
Unsecured term loans	250,000	—	(1,964)	248,036
Mortgage notes payable - fixed rate	462,286	3,784	(384)	465,686
Mortgage notes payable - variable rate	73,131	—	(270)	72,861
Total mortgage and other indebtedness	$1,383,017	$3,784	$(10,189)	$1,376,612

	As of December 31, 2018
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(4,864)	$545,136
Unsecured revolving credit facility	45,600	—	(3,796)	41,804
Unsecured term loans	345,000	—	(2,470)	342,530
Mortgage notes payable - fixed rate	534,679	6,566	(584)	540,661
Mortgage notes payable - variable rate	73,491	—	(321)	73,170
Total mortgage and other indebtedness	$1,548,770	$6,566	$(12,035)	$1,543,301

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of June 30, 2019, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (Years)
Fixed rate debt[1]	$1,278,486	91%	4.14%	5.6
Variable rate debt	104,531	9%	4.20%	7.4
Net debt premiums and issuance costs, net	(6,405)	N/A	N/A	N/A
Total	$1,376,612	100%	4.16%	5.7

____________________
1
Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of June 30, 2019, $266.2 million in variable rate debt is hedged for a weighted average 3.5 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases, and is generally due in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness are based on LIBOR plus spreads ranging from 150 to 160 basis points.  At June 30, 2019, the one-month LIBOR interest rate was 2.40%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 6.78%.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include amortization of debt issuance costs as a component of interest expense as follows:

	Six Months Ended June 30,
	2019	2018
Amortization of debt issuance costs	$1,514	$1,558

Unsecured Revolving Credit Facility and Unsecured Term Loans

As of June 30, 2019, we had an unsecured revolving credit facility (the "Credit Facility") with a total commitment of $600 million that matures in April 2023 (inclusive of one twelve-month extension option).

The Credit Facility also provided for a $200 million unsecured term loan maturing in July 2021 ("2021 Term Loan"). The outstanding balance of $95 million was retired in May 2019.

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

As of June 30, 2019, $47.6 million was outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $2.0 million, against which no amounts were advanced as of June 30, 2019.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of June 30, 2019, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.4 billion. Considering outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $517.2 million available under our Credit Facility for future borrowings as of June 30, 2019.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of June 30, 2019, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of June 30, 2019, we were in compliance with all such covenants.

Other Debt Activity

For the six months ended June 30, 2019, we had total new borrowings of $75.0 million and total repayments of $240.8 million.  In addition to the items mentioned above, the remaining components of this activity were as follows:

•	We retired three fixed-rate secured loans for $70.4 million in connection with the sale of operating properties;

•	We repaid $73.0 million on the Credit Facility using proceeds from the sale of operating properties;

•	We borrowed $30.0 million on the Credit Facility to fund the acquisition of the Pan Am Plaza Garage;

•	We borrowed $45.0 million on the Credit Facility to fund development activities, redevelopment activities, tenant improvement costs, and other working capital needs; and

•	We made scheduled principal payments on indebtedness totaling $2.4 million.

Fair Value of Fixed and Variable Rate Debt

As of June 30, 2019, the estimated fair value of our fixed rate debt was $1.0 billion compared to the book value of $1.0 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.39% to 3.82%.  As of June 30, 2019, the fair value of variable rate debt was $370.5 million compared to the book value of $370.7 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.76% to 3.68%.

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

As of June 30, 2019, we were party to various cash flow derivative agreements with notional amounts totaling $266.2 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2025.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 4.20%.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of June 30, 2019 and December 31, 2018, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of June 30, 2019, the estimated fair value of our interest rate derivatives represented a net liability of $16.2 million, including accrued interest receivable of $48,000.  As of June 30, 2019, $0.2 million was reflected in prepaid and other assets and $16.4 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2018, the estimated fair value of our interest rate hedges was a net liability of $3.5 million, including accrued interest receivable of $0.1 million.  As of December 31, 2018, $3.6 million was reflected in prepaid and other assets and $7.1 million was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $0.3 million was reclassified as an increase to earnings during the three months ended June 30, 2019, and $0.2 million was reclassified as an increase to earnings during the three months ended June 30, 2018. Approximately $0.8 million was reclassified as an increase to earnings during the six months ended June 30, 2019, and $0.1 million was reclassified as an increase to earnings during the six months ended June 30, 2018. As the interest payments on our hedges are made over the next 12 months, we estimate the increase to interest expense to be $0.9 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.3175 for the second quarter of 2019 to common shareholders and Common Unit holders of record as of June 21, 2019. The distribution was paid on June 28, 2019.

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

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized commissions incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At June 30, 2019 and December 31, 2018, deferred costs consisted of the following:

	June 30, 2019	December 31, 2018
Acquired lease intangible assets	$66,328	$81,852
Deferred leasing costs and other	71,200	69,870
	137,528	151,722
Less—accumulated amortization	(52,472)	(56,307)
Subtotal	$85,056	$95,415
Less: properties held for sale	$—	$(151)
Total	$85,056	$95,264

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

	Six Months Ended June 30,
	2019	2018
Amortization of deferred leasing costs, lease intangibles and other	$7,258	$10,290
Amortization of above market lease intangibles	701	1,457

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

At June 30, 2019 and December 31, 2018, deferred revenue, intangibles, net and other liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Unamortized below market lease liabilities	$58,437	$69,501
Retainage payables and other	1,966	2,489
Operating lease liability	27,216	—
Tenant rent payments received in advance	6,820	11,642
Total	$94,439	$83,632

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $2.9 million and $6.1 million for the six months ended June 30, 2019 and 2018, respectively.

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

In connection with the joint venture that owns the Embassy Suites at Notre Dame, we provided a repayment guaranty on a $33.8 million construction loan, of which our share is $11.8 million (reflecting our 35% ownership interest in the hotel project). The outstanding loan balance as of June 30, 2019 is $33.5 million and our share is $11.7 million.

As of June 30, 2019, we had outstanding letters of credit totaling $2.0 million.  At that date, there were no amounts advanced against these instruments.

Note 10. Disposals of Operating Properties and Impairment Charge

During the three months ended June 30, 2019, we sold eight operating properties for aggregate gross proceeds of $244.0 million and a net gain of $24.1 million.

During the three months ended March 31, 2019, we sold our Whitehall Pike operating property in Bloomington, Indiana for aggregate gross proceeds of $13.5 million and a net gain of $6.6 million.

As of June 30, 2019, in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q, we evaluated five operating properties for impairment and recorded impairment charges totaling $25.1 million due to changes during the quarter in facts and circumstances underlying the Company's expected future hold period of these properties. A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of the property. We concluded the estimated undiscounted cash flows over the expected holding periods did not exceed the carrying value of each asset, leading to the charges during the quarter. We estimated the fair value of each property, which aggregated to $152.9 million, using the market approach by utilizing recent sales offers without adjustment. Two of these operating properties were sold in July 2019 and one was sold in August 2019.

As of March 31, 2019, in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q, we evaluated an operating property for impairment and recorded a $4.1 million impairment charge due to changes in our estimate of the fair value for a property in which we had previously concluded that undiscounted cash flows were insufficient to recover the carrying value. We estimated the fair value of the property to be $10.0 million using the market approach by utilizing a recent sales offer without adjustment. We compared the estimated fair value to the carrying value, which resulted in the recording of a non-cash impairment charge of $4.1 million for the three months ended March 31, 2019. This property was sold in May 2019.

During the three months ended June 30, 2018, we contributed our Livingston Shopping Center, Plaza Volente, and Tamiami Crossing operating properties to a joint venture for an agreed upon value of $99.8 million in exchange for a 20% ownership interest and $89.0 million in net proceeds from the transaction that resulted in a net gain of $7.8 million.

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

As of June 30, 2018, in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q, we evaluated two properties for impairment and recorded a $14.8 million impairment charge due to changes during the quarter in facts and circumstances underlying the Company's expected future hold period of these properties. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of these assets, leading to the charge during the quarter. We estimated the fair value using the market approach by utilizing recent sales offers without adjustment. We compared the estimated aggregate fair value of $30.4 million to the carrying values, which resulted in the recording of a non-cash impairment charge of $14.8 million for the three months ended June 30, 2018.

During the three months ended March 31, 2018, we sold our Trussville Promenade operating property in Birmingham, Alabama, and our Memorial Commons operating property in Goldsboro, North Carolina, for aggregate gross proceeds of $63.0 million and a net gain of $0.5 million.

As of March 31, 2018, in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q, we evaluated an operating property for impairment and recorded a $24.1 million impairment charge due to changes during the quarter in facts and circumstances underlying the Company’s expected future hold period of this property.  A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of this property. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of a certain asset, leading to the charge during the quarter. We estimated the fair value of the property to be $24.3 million using the market approach by utilizing recent sales offer without adjustment. We compared the estimated fair value to the carrying value, which resulted in the recording of a non-cash impairment charge of $24.1 million for the three months ended March 31, 2018. This property was sold in June 2018.

Note 11. Acquisition

In March 2019, we acquired the Pan Am Plaza Garage for total consideration of $29.5 million. This asset sits beneath our existing Pan Am Plaza property in Indianapolis, Indiana. Substantially all of the purchase price was allocated to real estate investment.

Note 12. Subsequent Events

Dispositions

Subsequent to June 30, 2019, the Company sold the following properties for cumulative proceeds of $157.3 million:

•	Gainesville Plaza in Gainesville, Florida,

•	Bolton Plaza in Jacksonville, Florida,

•	Burnt Store Marketplace in Punta Gorda, Florida

•	Eastgate Plaza in Las Vegas, Nevada, and

•	Landstown Commons in Virginia Beach, Virginia

The proceeds from these sales were utilized to pay down outstanding indebtedness. As of June 30, 2019, total assets and total liabilities for these five properties were $162.6 million and $19.8 million, respectively. The Company expects to recognize gains aggregating to $0.6 million during the quarter ended September 30, 2019 related to these disposals.

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

At June 30, 2019, we owned interests in 103 operating and redevelopment properties totaling approximately 19.9 million square feet. We also owned one development project under construction as of this date.

At June 30, 2018, we owned interests in 115 operating and redevelopment properties totaling approximately 22.5 million square feet. We also owned two development projects under construction as of this date.

Recent Activities

Disposition Activity

We believe that continually evaluating our operating properties for redevelopment and capital recycling opportunities enhances shareholder value and improves long-term values and economic returns. In February 2019, we announced a plan to market and sell up to $500 million in non-core assets as part of a program designed to improve the Company's portfolio quality, reduce its leverage, and focus on operations in markets the Company believes it can gain scale and generate attractive risk-adjusted returns. Through the date of this report, we have sold 14 properties and generated $414.8 million of proceeds.

Operating Activity

During the second quarter of 2019, we executed 81 new and renewal leases totaling 500,992 square feet.  New leases were signed on 33 individual spaces for 121,100 square feet of gross leasable area ("GLA"), while renewal leases were signed on 48 individual spaces for 379,892 square feet of GLA.  Year to date, we executed 176 new and renewal leases totaling 1,143,097 square feet. New leases were signed on 66 individual spaces for 287,618 square feet of GLA, while renewal leases were signed on 110 individual spaces for 855,479 square feet of GLA.

For comparable new leases, which are defined as those for which the space was occupied by a tenant within the last 12 months, we achieved a blended rent spread of 8.7%. The Company is making progress on its anchor repositioning efforts including the execution of six anchor leases during the quarter.

Results of Operations

The comparability of results of operations for the three and six months ended June 30, 2019 and 2018 is affected by our redevelopment activities and operating property dispositions during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Dispositions

Since January 1, 2018, we sold the following operating properties:

Property Name	MSA	Disposition Quarter	Owned GLA
Trussville Promenade	Birmingham, AL	Q1 2018	463,836
Memorial Commons	Goldsboro, NC	Q1 2018	111,022
Tamiami Crossing [1]	Naples, FL	Q2 2018	121,705
Plaza Volente [1]	Austin, TX	Q2 2018	156,296
Livingston Shopping Center [1]	Livingston, NJ	Q2 2018	139,559
Hamilton Crossing	Alcoa, TN	Q4 2018	175,464
Fox Lake Crossing	Chicago, IL	Q4 2018	99,136
Lowe's Plaza	Las Vegas, NV	Q4 2018	30,210
Whitehall Pike	Bloomington, IN	Q1 2019	128,997
Beechwood Promenade	Athens, GA	Q2 2019	297,369
Village at Bay Park	Green Bay, WI	Q2 2019	82,254
Lakewood Promenade	Jacksonville, FL	Q2 2019	196,655
Palm Coast Landing	Palm Coast, FL	Q2 2019	168,352
Lowe's - Perimeter Woods [2]	Charlotte, NC	Q2 2019	N/A
Cannery Corner	Las Vegas, NC	Q2 2019	30,738
Temple Terrace	Tampa, FL	Q2 2019	90,328
University Town Center	Oklahoma City, OK	Q2 2019	348,877

____________________
1	The Company has retained a 20% ownership interest in this property through a joint venture.
2	The asset sold was a component of our Perimeter Woods property that was ground leased to Lowe's Home Improvement Center

Redevelopment Activities

The following properties were under active redevelopment at various times during the period from January 1, 2018 through June 30, 2019:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	92,283
City Center[2]	White Plains, NY	December 2015	June 2018	360,880
Fishers Station[2]	Indianapolis, IN	December 2015	September 2018	175,229
Beechwood Promenade[2]	Athens, GA	December 2015	December 2018	348,815
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Rampart Commons[2]	Las Vegas, NV	March 2016	December 2018	79,455

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.

Comparison of Operating Results for the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

The following table reflects income statement line items from our consolidated statements of operations for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
($ in thousands)	2019	2018	Net change 2018 to 2019
Revenue:
Rental income (including tenant reimbursements)	$79,795	$85,846	$(6,051)
Other property related revenue	1,594	4,927	(3,333)
Fee income	91	963	(872)
Total revenue	81,480	91,736	(10,256)
Expenses:
Property operating	11,468	12,621	(1,153)
Real estate taxes	9,929	10,392	(463)
General, administrative, and other	7,037	5,553	1,484
Depreciation and amortization	34,713	40,451	(5,738)
Impairment charge	25,107	14,777	10,330
Total expenses	88,254	83,794	4,460
Gain on sale of operating properties, net	24,092	7,829	16,263
Operating income	17,318	15,771	1,547
Interest expense	(16,124)	(16,746)	622
Income tax benefit of taxable REIT subsidiary	66	28	38
Loss on debt extinguishment	(2,577)	—	(2,577)
Equity in loss of unconsolidated subsidiary	(238)	—	(238)
Other expense, net	(142)	(115)	(27)
Net (loss) income	(1,697)	(1,062)	(635)
Net income attributable to noncontrolling interests	(99)	(304)	205
Net loss attributable to Kite Realty Group Trust common shareholders	$(1,796)	$(1,366)	$(430)

Property operating expense to total revenue ratio	14.1%	13.8%

Rental income (including tenant reimbursements) decreased $6.1 million, or 7.0%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(6,885)
Properties under redevelopment during 2018 and/or 2019	310
Properties fully operational during 2018 and 2019 and other	524
Total	$(6,051)

The net increase of $0.5 million in rental income for properties fully operational during 2018 and 2019 is primarily attributable to improved contractual rent, as increases in rental rates and small shop occupancy offset decreases in anchor occupancy due to certain anchor bankruptcies since December 31, 2017. In addition, recovery income improved driven by improved small shop occupancy levels. These increases were offset by a reduction of $1.6 million in non-cash income in 2018 attributable to accelerated amortization of below market deferred revenue for certain anchor tenants.

Other property related revenue primarily consists of parking revenues and other miscellaneous activity.  This revenue decreased by $3.3 million, due to lower gains on land sales of $3.0 million.

The Company generated fee income of $0.1 million during the three months ended June 30, 2019 from property management services provided to unconsolidated joint ventures. The Company generated fee income of $1.0 million during the three months ended June 30, 2018 for development services provided as part of a multi-family development at our Eddy Street Commons operating property.

Property operating expenses decreased $1.2 million, or 9.1%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(976)
Properties under redevelopment during 2018 and/or 2019	267
Properties fully operational during 2018 and 2019 and other	(444)
Total	$(1,153)

The net decrease of $0.4 million in property operating expenses for properties fully operational during 2018 and 2019 is primarily due to reduced operating expenses. None of the individual fluctuations were greater than $0.2 million. As a percentage of revenue, property operating expenses increased between periods from 14.1% to 13.8%.

Real estate taxes decreased $0.5 million, or 4.5%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(992)
Properties under redevelopment during 2018 and/or 2019	(105)
Properties fully operational during 2018 and 2019 and other	634
Total	$(463)

The net $0.6 million increase in real estate taxes for properties fully operational during 2018 and 2019 is primarily due to slightly higher assessments across the portfolio. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.

General, administrative and other expenses increased $1.5 million, or 26.7%. The increase is mainly due to costs incurred that are not incremental costs of obtaining a lease contract. These costs are now expensed upon the adoption of ASU 2016-02, Leases. See additional discussion in Note 2 to the financial statements.

Depreciation and amortization expense decreased $5.7 million, or 14.2%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(3,556)
Properties under redevelopment during 2018 and/or 2019	85
Properties fully operational during 2018 and 2019 and other	(2,267)
Total	$(5,738)

The net decrease of $2.3 million in depreciation and amortization at properties fully operational during 2018 and 2019 is primarily due to certain assets becoming fully depreciated during 2018.

As of June 30, 2019, in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q, we evaluated five operating properties for impairment and recorded impairment charges totaling $25.1 million due to changes during the quarter in facts and circumstances underlying the Company's expected future hold period of these properties. A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of the property. We concluded the estimated undiscounted cash flows over the expected holding periods did not exceed the carrying value of each asset, leading to the charges during the quarter. We estimated the fair value of each property using the market approach by utilizing recent sales offers without adjustment. Two of these operating properties were sold in July 2019 and one was sold in August 2019.

The Company recorded a net gain on the sale of operating properties of $24.1 million during the three months ended June 30, 2019 related to the sale of eight operating properties. The Company recorded a net gain of $7.8 million during the three months ended June 30, 2018 related to the contribution of our Livingston Shopping Center, Plaza Volente, and Tamiami Crossing operating properties to a joint venture.

Interest expense decreased $0.6 million or 3.7%. The decreased is primarily due to a reduction in outstanding borrowings using proceeds from our property sales partially offset by a slight increase in our weighted average borrowing costs.

Comparison of Operating Results for the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

The following table reflects income statement line items from our consolidated statements of operations for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
($ in thousands)	2019	2018	Net change 2018 to 2019
Revenue:
Rental income (including tenant reimbursements)	$162,152	$174,667	$(12,515)
Other property related revenue	2,649	4,507	(1,858)
Fee income	194	2,325	(2,131)
Total revenue	164,995	181,499	(16,504)
Expenses:
Property operating	22,898	25,091	(2,193)
Real estate taxes	20,135	21,146	(1,011)
General, administrative, and other	13,814	11,499	2,315
Depreciation and amortization	69,348	79,006	(9,658)
Impairment charge	29,184	38,847	(9,663)
Total expenses	155,379	175,589	(20,210)
Gains on sales of operating properties	30,679	8,329	22,350
Operating income	40,295	14,239	26,056
Interest expense	(32,582)	(33,084)	502
Income tax benefit of taxable REIT subsidiary	148	51	97
Loss on debt extinguishment	(2,577)	—	(2,577)
Equity in loss of unconsolidated subsidiary	(665)	—	(665)
Other expense, net	(328)	(265)	(63)
Consolidated net income (loss)	4,291	(19,059)	23,350
Net income attributable to noncontrolling interests	(372)	(225)	(147)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$3,919	$(19,284)	$23,203

Property operating expense to total revenue ratio	13.9%	13.8%

Rental income (including tenant reimbursements) decreased $12.5 million, or 7.2%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(11,859)
Properties under redevelopment during 2018 and/or 2019	660
Properties fully operational during 2018 and 2019 and other	(1,316)
Total	$(12,515)

The net decrease of $1.3 million in rental income for properties fully operational during 2018 and 2019 is primarily attributable to an accelerated amortization of below market deferred revenue for certain anchor tenants in 2018. Contractual rent improved year over year driven by increases in rental rates and small shop occupancy that were partially offset by decreases in anchor occupancy due to certain anchor bankruptcies since December 31, 2017.

Other property related revenue primarily consists of parking revenues, gains on sales of undepreciated assets, and other miscellaneous activity.  This revenue decreased by $1.9 million, primarily due to lower gains on land sales.

The Company generated fee income of $0.2 million during the six months ended June 30, 2019 from property management services provided to unconsolidated joint ventures. The Company generated $2.3 million during the six months ended June 30, 2018 for development services provided as part of a multi-family development at our Eddy Street Commons operating property.

Property operating expenses decreased $2.2 million, or 8.7%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(1,983)
Properties under redevelopment during 2018 and/or 2019	579
Properties fully operational during 2018 and 2019 and other	(789)
Total	$(2,193)

The net decrease of $0.8 million in property operating expenses for properties fully operational during 2018 and 2019 is primarily due to a decrease in recoverable operating expenses, most notably snow removal. As a percentage of revenue, property operating expenses increased between periods from 13.8% to 13.9%.

Real estate taxes decreased $1.0 million, or 4.8%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	(1,579)
Properties under redevelopment during 2018 and/or 2019	(222)
Properties fully operational during 2018 and 2019 and other	$790
Total	$(1,011)

The net $0.8 million increase in real estate taxes for properties fully operational during 2018 and 2019 is primarily due to slightly higher tax assessments across the portfolio. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in tenant reimbursement revenue.

General, administrative and other expenses increased $2.3 million, or 20.1%. The increase is due to costs incurred that are not incremental costs of obtaining a lease contract. These costs are now expensed upon the adoption of ASU 2016-02, Leases. See additional discussion in Note 2 to the financial statements.

Depreciation and amortization expense decreased $9.7 million, or 12.2%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(5,904)
Properties under redevelopment during 2018 and/or 2019	190
Properties fully operational during 2018 and 2019 and other	(3,944)
Total	$(9,658)

The net decrease of $3.9 million in depreciation and amortization at properties fully operational during 2018 and 2019 is primarily due to certain assets becoming fully depreciated during 2018.

In connection with the preparation and review of the financial statements included in this Quarterly Report on Form 10-Q, we evaluated certain properties for impairment and recorded a $29.2 million impairment charge due to changes during 2019 in facts and circumstances underlying the Company’s expected future hold period of these properties.  A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of these properties. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of these assets, leading to the charges during 2019. Due to similar reasons, we recorded a non-cash impairment charge of $38.8 million for the six months ended June 30, 2018.

Interest expense decreased $0.5 million or 1.5%. The decrease is due to a reduction in outstanding borrowings using proceeds from our property sales partially offset by a slight increase in our weighted average borrowing costs.

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

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. For the three and six months ended June 30, 2019 and 2018, we excluded four redevelopment properties and the recently completed City Center, Fishers Station, and Rampart Commons redevelopments from the same property pool that met these criteria and were owned in both comparable periods.

The following table reflects Same Property NOI and a reconciliation to net income attributable to common shareholders for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2019	2018	% Change	2019	2018	% Change
Number of properties for the quarter[1]	93	93

Leased percentage at period end	95.1%	93.8%		95.1%	93.8%
Economic Occupancy percentage[2]	92.4%	93.0%		92.3%	93.1%

Same Property NOI[3]	$51,338	$50,461	1.7%	$106,450	$104,595	1.8%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$51,338	$50,461		$106,450	$104,595
Net operating income - non-same activity[4]	8,654	17,299		15,318	28,342
Other (expense) income, net	(223)	876		(651)	2,111
General, administrative and other	(7,037)	(5,553)		(13,814)	(11,499)
Impairment charges	(25,107)	(14,777)		(29,184)	(38,847)
Depreciation and amortization expense	(34,713)	(40,451)		(69,348)	(79,006)
Interest expense	(16,124)	(16,746)		(32,582)	(33,084)
Loss on debt extinguishment	(2,577)	—		(2,577)	—
Gains on sales of operating properties	24,092	7,829		30,679	8,329
Net income attributable to noncontrolling interests	(99)	(304)		(372)	(225)
Net (loss) income attributable to common shareholders	$(1,796)	$(1,366)		$3,919	$(19,284)

____________________
1
Same Property NOI excludes (i) The Corner, Courthouse Shadows, Glendale Town Center, and Hamilton Crossing redevelopments, (ii) the recently completed City Center, Fishers Station, and Rampart Commons redevelopments and (iii) office properties.

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

Our Same Property NOI increased 1.7% and 1.8% for the three and six months ended June 30, 2019 compared to the same period of the prior year, respectively. This increase was primarily due to contractual rent increases and improved expense recoveries. This increase was partially offset by a decline in economic occupancy from recent anchor vacancies.

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

Our Principal Capital Resources

For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 37.  In addition to cash generated from operations, we discuss below our other principal capital resources.

We continue to focus on a balanced approach to growth, enhancing our liquidity positions, reducing our borrowing costs and staggering debt maturities in order to retain our financial flexibility.

As of June 30, 2019, we had approximately $517.2 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $35.8 million in cash and cash equivalents as of June 30, 2019.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of June 30, 2019.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of June 30, 2019, we did not have any secured debt scheduled to mature prior to December 31, 2020, excluding scheduled monthly principal payments. We believe we have sufficient liquidity to repay these obligations from current resources and our capacity for future borrowings under the unsecured revolving credit facility.

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

In May 2019, our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the second quarter of 2019. This distribution was paid on June 28, 2019 to common shareholders and Common Unit holders of record as of June 21, 2019. Future distributions, if any, are at the discretion of the Board of Trustees.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the six months ended June 30, 2019, we incurred $1.0 million of costs for recurring capital expenditures on operating properties and also incurred $5.6 million of costs for tenant improvements and external leasing commissions (excluding development and redevelopment properties). We currently anticipate incurring approximately $14 million to $16 million of additional major tenant improvements and $25 million to $35 million related to releasing vacant anchor space within the next 12 months at a number of our operating properties.

As of June 30, 2019, we had one development project under construction.  Our share of the total estimated cost of this project is approximately $10.0 million, of which $5.6 million had been incurred as of June 30, 2019.  We anticipate incurring the majority of the remaining $4.4 million of costs over the next 12 to 18 months.  We believe we have sufficient financing in place to fund this project and expect to do so through cash flow from operations or borrowings on our unsecured revolving credit facility.

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

Capital Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the six months ended June 30, 2019:

Six Months Ended
($ in thousands)	June 30, 2019
Development Projects	$646
Anchor Retenanting	9,110
Redevelopment Opportunities	558
Recently completed developments/redevelopments and other	9,337
Recurring operating capital expenditures (primarily tenant improvement payments)	5,588
Total	$25,239

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2019.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of June 30, 2019:

($ in thousands)	Scheduled Principal Payments	Term Maturity	Total
2019	$2,419	$—	$2,419
2020	5,013	—	5,013
2021	4,224	132,001	136,225
2022	1,043	232,100	233,143
2023	806	276,940	277,746
Thereafter	6,430	722,041	728,471
	$19,935	$1,363,082	$1,383,017
Unamortized net debt premiums and issuance costs, net			(6,405)
Total			$1,376,612

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

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of June 30, 2019.

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

Cash Flows

As of June 30, 2019, we had cash, cash equivalents, and restricted cash on hand of $59.5 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Cash provided by operating activities was $69.7 million for the six months ended June 30, 2019 and $82.0 million for the six months ended June 30, 2018.  The cash flows were positively impacted from the completion of redevelopment projects and improved shop occupancy. These increases were offset by a decrease in cash provided by operating activities due to our 2018 and 2019 property sales and higher anchor vacancy.

Cash provided by investing activities was $196.9 million for the six months ended June 30, 2019, as compared to cash provided by investing activities of $118.1 million in the same period of 2018.  Highlights of significant cash sources and uses in investing activities are as follows:

•	Net proceeds of $254.2 million related to the sale of nine operating properties in 2019, compared to net proceeds of $151.5 million over the same period in 2018;

•	Decrease in capital expenditures of $9.4 million and a decrease in construction payables of $4.0 million as we substantially completed redevelopment projects over the last eighteen months;

•	Acquisition of the Pan Am Plaza Garage for a use of cash of $29.3 million.

Cash used in financing activities was $252.5 million for the six months ended June 30, 2019, compared to cash used in financing activities of $189.0 million in the same period of 2018.  Highlights of significant cash sources and uses in financing activities during the first three months of 2019 are as follows:

•	We borrowed $30.0 million on the Credit Facility to fund the acquisition of the Pan Am Plaza Garage;

•	We borrowed $45.0 million on the unsecured revolving credit facility to fund development activities, redevelopment activities, and tenant improvement costs;

•	We retired $240.8 million of debt from the proceeds of asset sales; and

•	We made distributions to common shareholders and Common Unit holders of $82.2 million.

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

Our calculations of FFO1 and reconciliation to consolidated net income for the three and six months ended June 30, 2019 and 2018 (unaudited) are as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated net (loss) income	$(1,697)	$(1,062)	$4,291	$(19,059)
Less: net income attributable to noncontrolling interests in properties	(132)	(343)	(264)	(694)
Less: gain on sales of operating properties	(24,092)	(7,829)	(30,679)	(8,329)
Add: impairment charges	25,107	14,777	29,184	38,847
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	34,954	40,178	69,853	78,457
FFO of the Operating Partnership[1]	34,140	45,721	72,385	89,222
Less: Limited Partners' interests in FFO	(819)	(1,119)	(1,737)	(2,141)
Funds From Operations attributable to Kite Realty Group Trust common shareholders[1]	$33,321	$44,602	$70,648	$87,081

FFO of the Operating Partnership[1]	$34,140	$45,721	$72,385	$89,222
Add: loss on debt extinguishment	2,577	—	2,577	—
FFO, as adjusted, of the Operating Partnership	$36,717	$45,721	$74,962	$89,222

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

($ in thousands)	Three Months Ended June 30, 2019
Consolidated net loss	$(1,697)
Adjustments to net income
Depreciation and amortization	34,713
Interest expense	16,124
Income tax benefit of taxable REIT subsidiary	(66)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	49,074
Adjustments to EBITDA:
Unconsolidated EBITDA	400
Impairment charge	25,107
Gain on sale of operating properties	(24,092)
Pro-forma adjustments[3]	(2,198)
Loss on debt extinguishment	2,577
Other income and expense, net	380
Noncontrolling interest	(132)
Adjusted EBITDA	51,116

Annualized Adjusted EBITDA[1]	$204,464

Company share of net debt:
Mortgage and other indebtedness	1,376,612
Plus: Company Share of Unconsolidated Joint Venture Debt	22,148
Plus: Net debt premiums and issuance costs, net	6,405
Less: Partner share of consolidated joint venture debt[2]	(1,123)
Less: Cash, cash equivalents, and restricted cash	(60,165)
Less: Pro-forma adjustment [4]	(27,200)
Company Share of Net Debt	1,316,677
Net Debt to Adjusted EBITDA	6.4x

____________________
1	Represents Adjusted EBITDA for the three months ended June 30, 2019 (as shown in the table above) multiplied by four.
2
Partner share of consolidated joint venture debt is calculated based upon the partner's pro-rata ownership of the joint venture, multiplied by the related secured debt balance. In all cases, this debt is the responsibility of the consolidated joint venture.

3	Relates to current quarter GAAP operating income, annualized, for properties sold during the quarter.
4	Relates to timing of quarterly dividend payment being made prior to quarter-end resulting in three payments during the year.

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

Contractual Obligations

Except with respect to our debt maturities as discussed on pages 36 and 37, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.4 billion of outstanding consolidated indebtedness as of June 30, 2019 (exclusive of net premiums and issuance costs, net of $6.4 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $266.2 million, with expiration dates through 2025.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.3 billion (91%) and $0.1 billion (9%), respectively, of our total consolidated indebtedness at June 30, 2019.

As of June 30, 2019, we did not have any fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this hedged debt.  A 100 basis point change in interest rates on our unhedged variable rate debt as of June 30, 2019 would change our annual cash flow by $1.0 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended June 30, 2019, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan ("2013 Plan"). These shares were repurchased by the Company.

The following table summarizes all of these repurchases during the three months ended June 30, 2019:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30	5,999	15.50	0	N/A
May 1 - May 31	—	$—	N/A	N/A
June 1 - June 30	—	—	N/A	N/A
Total	5,999

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

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

 Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

10.1	Kite Realty Group Trust 2013 Equity Incentive Plan, as amended and restated as of February 28, 2019	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 17, 2019

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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
Filed herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

August 6, 2019	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 6, 2019	By:	/s/ Heath R. Fear
(Date)		Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)