Form 10-K
period 2019-12-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2020-02-20
CIK 1286043, 1636315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	December 31, 2019
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________to___________
	Commission File Number:	001-33268	Kite Realty Group Trust
	Commission File Number:	333-202666-01	Kite Realty Group, L.P.

Kite Realty Group Trust
Kite Realty Group, L.P.
(Exact name of registrant as specified in its charter)

Maryland		Kite Realty Group Trust		11-3715772
Delaware		Kite Realty Group, L.P.		20-1453863
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

30 S. Meridian Street	Suite 1100	Indianapolis	Indiana	46204
(Address of principal executive offices)				(Zip code)

Telephone	317	577-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per common share	KRG	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Kite Realty Group Trust	Yes	☒	No	☐	Kite Realty Group, L.P.	Yes	☒	No	☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Kite Realty Group Trust	Yes	☐	No	☒	Kite Realty Group, L.P.	Yes	☐	No	☒

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

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as the last business day of the Registrant’s most recently completed second quarter was $1.3 billion based upon the closing price on the New York Stock Exchange on such date.

The number of Common Shares outstanding as of February 14, 2020 was 83,984,719 ($.01 par value).

Documents Incorporated by Reference

Portions of the definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 14, 2020, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2019 owned approximately 97.5% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.5% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.

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
December 31, 2019

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements, financial or otherwise, expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•	national and local economic, business, real estate and other market conditions, particularly in connection with low or negative growth in the U.S. economy as well as economic uncertainty;

•	financing risks, including the availability of, and costs associated with, sources of liquidity;

•	our ability to refinance, or extend the maturity dates of, our indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant insolvency or bankruptcies;

•	the competitive environment in which we operate;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	our ability to maintain our status as a real estate investment trust for U.S. federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property we own;

•	the actual and perceived impact of e-commerce on the value of shopping center assets;

•	risks related to the geographical concentration of our properties in Florida, Indiana, Texas, Nevada, and North Carolina;

•	insurance costs and coverage;

•	risks associated with cybersecurity attacks and the loss of confidential information and other business disruptions;

•	other factors affecting the real estate industry generally; and

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

Overview

Kite Realty Group Trust is a publicly-held real estate investment trust which, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States.  We derive revenues primarily from activities associated with the collection of contractual rents and reimbursement payments from tenants at our properties.  Our operating results therefore depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the United States retail sector, interest rate volatility, job growth and real estate market and overall economic conditions.

As of December 31, 2019, we owned interests in 90 operating and redevelopment properties totaling approximately 17.4 million square feet. We also owned one development project under construction as of this date.  Our retail operating portfolio was 96.1% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 2.5% of our total annualized base rent. In the aggregate, our largest 25 tenants accounted for 32.1% of our annualized base rent.  See Item 2, “Properties” for a list of our top 25 tenants by annualized base rent.

Significant 2019 Activities

Operating Activities

We continued to drive strong operating results from our portfolio as follows:

•	Realized net loss attributable to common shareholders of $0.5 million, which included $37.7 million of impairment charges;

•	Generated Funds From Operations, as defined by NAREIT, of $131.4 million and Funds From Operations, as adjusted for a loss on debt extinguishment, of $143.0 million.

•
Same Property Net Operating Income ("Same Property NOI") increased by 2.2% in 2019 compared to 2018 primarily due to increases in rental rates and an improved tenant mix driven by strong anchor and shop leasing activity;

•
We executed new and renewal leases on 302 individual spaces for approximately 2.0 million square feet of retail space, achieving a blended cash rent spread of 9.2% and blended GAAP rent spread of 14.5% for comparable leases;

•	We opened 107 new tenant spaces totaling 657,000 square feet;

•	Our operating portfolio annual base rent ("ABR") per square foot as of December 31, 2019 was $17.83, an increase of $0.99 or 5.9% from the end of the prior year;

•	Total retail leased percentage and was 96.1% as of December 31, 2019; and

•	Small shop leased percentage was 92.5% as of December 31, 2019, which was an all-time Company high.

Disposition Activities

Strengthening our balance sheet continues to be one of our top priorities. In February 2019, we announced a plan, Project Focus, to market and sell up to $500 million in non-core assets as part of a program designed to improve the Company’s portfolio quality, reduce its leverage, and focus operations on markets where we believe the Company can gain scale and generate attractive risk-adjusted returns ("Project Focus"). This program was completed in October 2019.
Transaction highlights of Project Focus were the following:

•	Sold 23 non-core assets for a combined $544 million at a blended capitalization rate of approximately 8%.

•	Lowered leverage such that our ratio of net debt to EBITDA is 5.9x as of December 31, 2019.

•
Strengthened our liquidity profile as we have no debt maturing through 2021 and no balance on our unsecured revolving credit facility. The Company's existing unsecured revolving credit facility can pay all debt maturities through 2025.

•	Increased ABR to $17.83 as the retail assets sold had an ABR of $14.66, which was significantly lower than our current operating portfolio.

Financing and Capital Raising Activities.

 In 2019, we were able to further improve our strong balance sheet, financial flexibility and liquidity to fund future growth.  We ended the year with approximately $614.8 million of combined cash and borrowing capacity on our unsecured revolving credit facility.

We have no debt scheduled to mature through December 31, 2021, and a debt service coverage ratio of 3.6x as of December 31, 2019.  We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings were unchanged during 2019.

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

•
Financing and Capital Preservation Strategy: Maintaining a strong balance sheet with flexibility to fund our operating and investment activities.  Funding sources include the public equity and debt markets, an existing revolving credit facility with zero outstanding, new secured debt, internally generated funds, proceeds from selling land and properties that no longer fit our strategy, and potential strategic joint ventures; and

•
Growth Strategy: Prudently using available cash flow, targeted asset recycling, equity, and debt capital to selectively acquire additional retail properties and redevelop or renovate our existing properties where we believe that investment returns would meet or exceed internal benchmarks.

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

We successfully executed our operating strategy in 2019 in a number of ways, including Same Property NOI growth of 2.2%, a blended new and renewal cash leasing spread of 9.2%, an increase in our anchor leased percentage to 97.8% as of year-end, and an increase in our small shop leased percentage to 92.5% as of year-end. We have placed significant emphasis on maintaining a strong and diverse retail tenant mix, which has resulted in no tenant accounting for more than 2.5% of our annualized base rent. See Item 2, “Properties” for a list of our top tenants by gross leasable area ("GLA") and annualized base rent.

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

Our primary financing and capital preservation strategy is to maintain a strong balance sheet and enhance our flexibility to fund operating and investment activities in the most cost-effective way. We consider a number of factors when evaluating the amount and type of additional indebtedness we may elect to incur.  Among these factors are the construction costs or purchase prices of properties to be developed or acquired, the estimated market value of our properties and the Company as a whole upon consummation of the financing, and the ability to generate durable cash flow to cover expected debt service.

Strengthening our balance sheet continues to be one of our top priorities.  In February 2019, the Company announced a plan to market and sell up to $500 million in non-core assets as part of a program designed to improve the Company’s portfolio quality, reduce its leverage, and focus operations on markets where the Company believes it can gain scale and generate attractive risk-adjusted returns. The majority of the net proceeds were used to further strengthen our balance sheet.

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

•	selectively pursuing the acquisition of retail operating properties, portfolios and companies in markets with strong demographics.

In evaluating opportunities for potential acquisition, development, redevelopment and disposition, we consider a number of factors, including:

•	the expected returns and related risks associated with the investments relative to our weighted cost of capital to make such investments;

•	the current and projected cash flow and market value of the property and the potential to increase cash flow and market value if the property were to be successfully re-leased or redeveloped;

•	the price being offered for the property, the current and projected operating performance of the property, the tax consequences of the transaction, and other related factors;

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

Affordable Care Act. We may be subject to excise taxes under the employer mandate provisions of the Affordable Care Act ("ACA") if we (i) do not offer health care coverage to substantially all of our full-time employees and their dependents or (ii) do not offer health care coverage that meets the ACA's affordability and minimum value standards. The excise tax is based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than $0.3 million, as we had 133 full-time employees as of December 31, 2019.

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

Insurance

We carry comprehensive liability, fire, extended coverage, and rental loss insurance that covers all properties in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage, geographic locations of our assets and industry practice. Certain risks such as loss from riots, war or acts of God, and, in some cases, flooding are not insurable or the cost to insure over these events is costs prohibitive; and therefore, we do not carry insurance for these losses. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.

Offices

Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Employees

As of December 31, 2019, we had 133 full-time employees. The majority of these employees were based at our Indianapolis, Indiana headquarters.

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

Certain sectors of the United States economy have experienced and could continue to experience sustained weakness.  Over the past several years, this weakness has resulted in the bankruptcy or weakened financial condition of a number of retailers, increased store closures, and reduced demand and rental rates for certain retail space. For example, Earth Fare and Pier 1 have filed for bankruptcy since the end of 2019, and several other retailers, including Bed Bath & Beyond, The Gap, and Walgreens, recently announced multiple store closings. These events, or other similar events with other retailers, could affect the overall economy as well as specific leases at our properties, which could have a material adverse effect on our financial condition and results of operations. General economic factors that are beyond our control, including, but not limited to, economic recessions, decreases in consumer confidence and spending, decreases in business confidence and business spending, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, higher tax rates or other changes in taxation, rising interest rates, business layoffs, downsizing and industry slowdowns, unemployment and/or rising or falling inflation, could have a negative impact on the business of our retail tenants.  In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things, (i) have difficulty paying their rent obligations as they struggle to sell goods and services to consumers, (ii) be unwilling to enter into or renew leases with us on favorable terms or at all, (iii) seek to terminate their existing leases with us or request rent concessions on such leases, or (iv) be forced to curtail operations or declare bankruptcy.  We are also susceptible to other developments and conditions that could have a material adverse effect on our business. These developments and conditions include relocations of businesses, changing demographics (including the number of households and average household income surrounding our properties), increasing consumer shopping via e-commerce, other changes in retailers' and consumers' preferences and behaviors, infrastructure quality, federal, state, and local budgetary constraints and priorities, increases in real estate and other taxes, increased government regulation and the related compliance cost, decreasing valuations of real estate, and other factors.

Further, we continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate assets may not be recoverable, and in the past, we have recorded impairment charges related to some properties.  Challenging market conditions could require us to recognize impairment charges with respect to one or more of our properties, or a loss on the disposition of one or more of our properties.

The expansion of e-commerce may impact our tenants and our business.

The prominence of e-commerce continues to increase and its growth is likely to continue or accelerate in the future. Continued expansion of e-commerce could result in an adverse impact on some of our tenants and affect decisions made by current and prospective tenants in leasing space or operating their businesses, including reduction of the size or number of their retail locations in the future. We cannot predict with certainty how the growth in e-commerce will impact the demand for space at our properties or the revenue generated at our properties in the future. Although we continue to aggressively respond to these trends, including by entering into or renewing leases with tenants whose businesses are either more resistant to or are synergistic with, e-commerce (such as services, restaurant, grocery, specialty, experiential retailers and value retailers that have benefitted from omni-channel consumer trends), the risks associated with e-commerce could have a material adverse effect on the business outlook and financial results of our present and future tenants, which in turn could have a material adverse effect on our cash flow and results of operations.

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

Because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space, due to the economic factors discussed above or otherwise, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate property portfolio. The market for retail space has been, and could be in the future, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of certain large retailing companies, the ongoing consolidation and contraction in the retail sector, the excess amount of retail space in a number of markets and increasing e-commerce and the perception such retail competition has on the value of shopping center assets. To the extent that any of these conditions occur, they could negatively affect market rents for retail space, which in turn could materially and adversely affect our financial condition, results of operations, cash flow, common share trading price, and ability to satisfy our debt service obligations and to pay distributions to our shareholders.

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

In addition, other events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include but are not limited to:

•
adverse changes in the national, regional and local economic climate, particularly in Florida, Indiana, Texas, Nevada, and North Carolina where 26%, 16%, 15%, 10%, and 10%, respectively, of our total base rent is earned;

•	tenant bankruptcies or insolvencies;

•	local oversupply of rental space, increased competition or reduction in demand for rentable space;

•	inability to collect rent from tenants or having to provide significant rent concessions to tenants;

•	vacancies or our inability to rent space on favorable terms or at all;

•	downward trends in market rental rates;

•	inability to finance property development, tenant improvements and acquisitions on favorable terms;

•	increased operating costs, including maintenance, insurance, utilities and real estate taxes and a decrease in our ability to recover such increased costs from our tenants;

•	the need to periodically fund the costs to repair, renovate and re-lease spaces in our operating properties;

•	decreased attractiveness of our properties to tenants;

•	weather and climate conditions that may increase energy costs and other weather-related expenses, such as snow removal costs and storm or flood damage repairs;

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

We compete with numerous developers, owners and operators of retail shopping centers, regional malls, and outlet malls for tenants. These competitors include institutional investors, other REITs, including other retail REITs, and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same markets but which have greater capital resources. As of December 31, 2019, leases representing 7.2% of our total annualized base rent were scheduled to expire in 2020.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may be unable to lease on satisfactory terms and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our leases with them expire. We also may be required to offer more substantial rent reductions or abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements than we have done historically.  As a result, our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders may be materially adversely affected. In addition, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make, which would reduce cash available for distributions to shareholders. If retailers or consumers perceive that shopping at other venues, online or by phone is more convenient, cost-effective or otherwise more attractive, our revenues and results of operations also may suffer.

Because of our geographic concentrations, a prolonged economic downturn in certain states and regions could materially and adversely affect our financial condition and results of operations.

The specific markets in which we operate may face challenging economic conditions that could persist into the future.  In particular, as of December 31, 2019, rents from our owned square footage in the states of Florida, Indiana, Texas, Nevada, and North Carolina comprised 26%, 16%, 15%, 10%, and 10% of our base rent, respectively.  This level of concentration could expose us to greater economic risks than if we owned properties in more geographic regions. Adverse economic or real estate trends in Florida, Indiana, Texas, Nevada, North Carolina, or the surrounding regions, or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms, or at all, and have other material adverse effects on our business.

Disruptions in the financial markets generally, or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing on favorable terms or at all.  These disruptions could impact the overall amount of equity and debt financing available, lower loan to value ratios, cause a tightening of lender underwriting standards and terms and cause higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness on favorable terms or at all. We do not have any debt scheduled to mature through December 31, 2021. If we are not successful in refinancing our outstanding debt when it becomes due, we may have to dispose of properties on disadvantageous terms, which could adversely affect our ability to service other debt and to meet our other obligations. While we currently have sufficient capacity under our unsecured revolving credit facility and operating cash flows to retire outstanding debt maturing through 2025 in the event we are not able to refinance such debt when it becomes due, but our credit facility has a maturity date in April 2022 (which may be extended for two additional periods of six months subject to certain conditions), and there can be no assurance that the credit facility will remain outstanding or be renewed through 2025 or that our operating cash flows will continue to provide sufficient liquidity to retire any or all of our outstanding debt during this period or beyond.

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

Some of our real estate assets have been subject to impairment charges and others may be subject to impairment charges in the future, which may negatively affect our net income.

Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable through future operations. In 2019, we recorded impairment charges totaling $37.7 million related to a reduction in the expected holding period of certain operating properties, which impairment charges negatively affected our net income for the applicable periods. Management reviews operational and development projects, land parcels and intangible assets on a property-by-property basis on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate whether there are any indicators, including poor operating performance or deteriorating general market conditions, that the carrying value of our real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. As part of this evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. This review for possible impairment requires certain assumptions, estimates, and significant judgment. Our estimated cash flows are based on several key assumptions, including projected net operating income, anticipated hold period, expected capital expenditures, and the capitalization rate used to estimate the property's residual value. These key assumptions are subjective in nature and could differ materially from actual results if the property was disposed. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss, and such loss could be material to our financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over estimated fair value. If the above-described negative indicators are not identified during our period property evaluations, management will not assess the recoverability of a property's carrying value.

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

We had $1.15 billion of consolidated indebtedness outstanding as of December 31, 2019, which may have a material adverse effect on our financial condition and results of operations and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest charges, along with any applicable prepayment premium, may materially adversely affect our operating performance. We had $1.15 billion of consolidated outstanding indebtedness as of December 31, 2019.  At December 31, 2019, $305.8 million of our debt bore interest at variable rates ($39.6 million when reduced by $266.2 million of fixed interest rate swaps). Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it could materially adversely affect our results of operations. For example, if market rates of interest on our variable rate debt outstanding, net of cash flow hedges, as of December 31, 2019 increased by 1%, the increase in interest expense on our unhedged variable rate debt would decrease future cash flows by approximately $0.4 million annually.

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

Certain of our loan agreements contain cross-default provisions which provide that a violation by the Company of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under such loans.  The agreements relating to our unsecured revolving credit facility, unsecured term loan and seven-year unsecured term loan contain provisions providing that any “Event of Default” under one of these facilities or loans will constitute an “Event of Default” under the other facility or loan. In addition, these agreements relating to our unsecured revolving credit facility, unsecured term loan and seven-year unsecured term loan, as well as the agreement relating to our senior unsecured notes, include a provision providing that any payment default under an agreement relating to any material indebtedness will constitute an “Event of Default” thereunder. These provisions could allow the lending institutions to accelerate the amount due under the loans.  If payment is accelerated, our assets may not be sufficient to repay such debt in full, and, as a result, such an event may have a material adverse effect on our cash flow, financial condition and results of operations.  We were in compliance with all applicable covenants under the agreements relating to our unsecured revolving credit facility, seven-year unsecured term loan, and senior unsecured notes as of December 31, 2019, although there can be no assurance that we will continue to remain in compliance in the future.

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

As of December 31, 2019, we had approximately $305.8 million of debt outstanding that was indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the further effect of this announcement, any changes in the methods by which LIBOR is determined or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere.  In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators, the Alternative Reference Rates Committee ("ARRC"). SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to LIBOR for use in derivatives and other financial contracts that currently rely on LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

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

As of December 31, 2019, we owned interests in two of our operating properties through consolidated joint ventures and interests in four properties through unconsolidated joint ventures. In addition, we currently own land held for development through one consolidated joint venture.  Our joint ventures may involve risks not present with respect to our wholly owned properties, including the following:

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

As of December 31, 2019, we have one development project under construction and three redevelopment opportunities currently in the planning stage, including de-leasing space and evaluating development plans and costs with potential tenants and partners. Some of these plans include non-retail uses, such as multifamily housing. New development and redevelopment projects and property acquisitions are subject to a number of risks, including, but not limited to:

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

We currently have one development project under construction. We have also identified three additional redevelopment opportunities and expect to commence redevelopment in the future. In connection with any development or redevelopment of our properties, we will bear certain risks, including the risk of construction delays or cost overruns that may increase project costs and make a project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, various tenants may have the right to withdraw from a property if a development or redevelopment project is not completed on schedule and required third-party consents may be withheld. In the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss, or an impairment charge could occur.

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

Global climate change continues to attract considerable public and scientific attention with widespread concern about the impact of human activity on the environment, including effects on the frequency and scale of natural disasters. Changing weather patterns and climatic conditions may affect the predictability and frequency of natural disasters in some parts of the world and create additional uncertainty as to future trends and exposures, including certain areas in which our portfolio is concentrated such as Texas, Indiana, Florida, Nevada, and North Carolina. Our properties are located in many areas that are subject to or have been affected by natural disasters and severe weather conditions such as hurricanes, tropical storms, tornadoes, earthquakes, droughts, floods and fires. Over time, the occurrence of natural disasters, severe weather conditions and changing climatic conditions can delay new development and redevelopment projects, increase repair costs and future insurance costs and negatively impact the demand for lease space in the affected areas, or in extreme cases, affect our ability to operate the properties at all. These risks could have an adverse effect on our cash flow and operating results.

Regulation regarding climate change may adversely affect our financial condition and results of operations.

Changes in federal and state legislation and regulations on climate change could result in utility expenses and/or capital expenditures to improve the energy efficiency of our existing properties or other related aspects of our properties in order to comply with such regulations or otherwise adapt to climate change. These regulations may require unplanned capital improvements, and increased engagement to manage occupant energy use, which is a large driver of building performance. If our properties cannot meet performance standards, we could be exposed to fines for non-compliance, as well as a decrease in demand and a decline in value. As a result, our financial condition and results of operations could be adversely affected.

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

Most of our leases contain provisions requiring the tenant to pay a share of operating expenses, including common area maintenance, real estate taxes and insurance.  In many of our leases, the tenant's obligation for common area maintenance or other operating expenses may be based on a fixed amount of fixed percentage, not subject to adjustment for inflation. However, increased inflation could have a more pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time.  It may also limit our ability to recover all of our operating expenses. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable.  In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses.

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

We rely extensively on computer systems to process transactions and manage our business, and although we utilize various measures to prevent, detect and mitigate threats, we have been targeted by e-mail phishing attempts and scams in the past, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts by very sophisticated hacking organizations. A cybersecurity attack could compromise the confidential information of our employees, tenants, and vendors. Additionally, we rely on a number of service providers and vendors, and cybersecurity risks at these service providers and vendors create additional risks for our information and business. A successful attack could lead to identity theft, fraud or other disruptions to our business operations, any of which may negatively affect our results of operations.

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

Our declaration of trust authorizes our Board of Trustees to, among other things, issue additional common shares without shareholder approval. The issuance of substantial numbers of our common shares in the public market or the perception that such issuances might occur could adversely affect the per share trading price of our common shares. In addition, any such issuance could dilute our existing shareholders' interests in our company. Furthermore, if our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2019, we had outstanding 83,963,369 common shares, substantially all of which are freely tradable.  In addition, 2,110,037 units of our Operating Partnership were owned by our executive officers and other individuals as of December 31, 2019, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC to register common shares issued (or issuable upon redemption of units in our Operating Partnership) in our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

To qualify as a REIT, we are required to distribute to our shareholders each year at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains). In order to eliminate U.S. federal income tax, we are required to distribute annually 100% of our net taxable income, including capital gains. Partly because of these distribution requirements, we may not be able to fund all future capital needs, including capital for property development, redevelopment and acquisitions, with income from operations. We therefore may have to rely on third-party sources of capital, which may or may not be available on favorable terms, if at all.  Any additional debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing shareholders.  Our access to third-party sources of capital depends on a number of things, including:

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

If cash available for distribution generated by our assets decreases in future periods from expected levels, our inability to make expected distributions could result in a decrease in the market price of our common shares.  All distributions will be made at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our Board of Trustees may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in his or her shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. Finally, although we do not currently intend to do so, in order to maintain our REIT qualification, we may make distributions that are in part payable in our common shares. Taxable shareholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits and may be required to sell shares received in such distribution or may be required to sell other shares or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a significant number of our shareholders determine to sell common shares in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common shares.

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

We believe that we have qualified for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004.  We intend to continue to meet the requirements for qualification and taxation as a REIT, but we cannot assure shareholders that we will qualify as a REIT. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. As a REIT, we generally will not be subject to U.S. federal income tax on our income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains). The fact that we hold substantially all of our assets through our Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status, and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new ruling, that make it more difficult, or impossible, for us to remain qualified as a REIT.

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

•
We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify. Since we are the successor to Inland Diversified Real Estate Trust, Inc. ("Inland Diversified") for U.S. federal income tax purposes as a result of its merger with us (the "Merger"), the rule against re-electing REIT status following a loss of such status also would apply to us if Inland Diversified failed to qualify as a REIT in any of its 2012 through 2014 tax years.  Although Inland Diversified believed that it was organized and operated in conformity with the requirements for qualification and taxation as a REIT for each of its taxable years prior to the Merger, Inland Diversified did not request a ruling from the IRS that it qualified as a REIT, and thus no assurance can be given that it qualified as a REIT;

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

If Inland Diversified failed to qualify as a REIT for a taxable year before the Merger or the taxable year that includes the Merger and no relief is available, as a result of the Merger (a) we would inherit any corporate tax liabilities of Inland Diversified for Inland Diversified’s open tax years possibly extending back six years or Inland Diversified’s 2013 and 2014 tax years and (b) we would be subject to tax on the built-in gain on each asset of Inland Diversified existing at the time of the Merger if we were to dispose of the Inland Diversified asset within five years following the Merger (i.e. before  July 1, 2019).

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

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. The Company cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify the Company's tax treatment and, therefore, may adversely affect our taxation or taxation of our shareholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as non-REIT “C” corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C” corporation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Retail Operating Properties

As of December 31, 2019, we owned interests in a portfolio of 82 retail operating properties totaling approximately 16.0 million square feet of total GLA (including approximately 4.5 million square feet of non-owned anchor space).  The following table sets forth more specific information with respect to our retail operating properties as of December 31, 2019:

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Arizona
The Corner	Tucson	2008	79,902	55,883	24,019	100.0%	100.0%	100.0%	30.87	Total Wine & More	Nordstrom Rack, Panera Bread, (Home Depot)
Connecticut
Crossing at Killingly Commons	Willimantic, CT	2010	205,683	148,250	57,433	86.0%	86.2%	85.5%	14.50	Stop & Shop Supermarket, (Target)	TJ Maxx, Michaels, Petco, Staples, Lowe's Home Improvement Center
Florida
12th Street Plaza	Vero Beach	1978/2003	135,016	121,376	13,640	100.0%	100.0%	100.0%	10.32	Publix	Stein Mart, Tuesday Morning
Bayport Commons	Tampa	2008	97,163	71,540	25,623	100.0%	100.0%	100.0%	15.38	(Target)	PetSmart, Michaels
Centre Point Commons	Sarasota	2007	119,320	93,574	25,746	98.7%	100.0%	93.8%	17.74		Best Buy, Dick's Sporting Goods, Office Depot, Panera Bread, (Lowe's Home Improvement Center)
Cobblestone Plaza	Miami	2011	133,259	68,219	65,040	96.7%	100.0%	93.2%	28.16	Whole Foods	Party City, Planet Fitness
Colonial Square	Fort Myers	2010	186,517	150,505	36,012	92.4%	100.0%	60.7%	11.94		Kohl's, Hobby Lobby, PetSmart,
Delray Marketplace [3]	Miami	2013	260,298	118,136	142,162	91.6%	100.0%	84.6%	26.42	Publix	Frank Theatres, Burt & Max's, Ann Taylor Loft, Chico's, White House Black Market
Estero Town Commons	Fort Meyers	2006	25,696	—	25,696	94.7%	—%	94.7%	15.23		Lowe's Home Improvement Center, Dollar Tree
Hunter's Creek Promenade	Orlando	1994	119,759	55,999	63,760	100.0%	100.0%	100.0%	15.60	Publix
Indian River Square	Vero Beach	1997/2004	142,592	109,000	33,592	95.9%	100.0%	82.7%	12.17	(Target)	Beall's, Office Depot, Dollar Tree, Panera
International Speedway Square	Daytona Beach	1999/2013	233,424	203,405	30,019	94.6%	100.0%	57.9%	11.23	Total Wine & More	Bed Bath & Beyond, Stein Mart, Old Navy, Staples, Michaels, Dick’s Sporting Goods, Shoe Carnival
Kings Lake Square	Naples	1986/2014	88,611	45,600	43,011	100.0%	100.0%	100.0%	19.30	Publix
Lake City Commons	Lake City	2008	65,746	45,600	20,146	100.0%	100.0%	100.0%	15.58	Publix
Lake City Commons - Phase II	Lake City	2011	16,291	12,131	4,160	100.0%	100.0%	100.0%	15.80	Publix	PetSmart
Lake Mary Plaza	Orlando	2009	21,385	14,880	6,505	100.0%	100.0%	100.0%	38.00		Walgreens
Lithia Crossing	Tampa	2003/2013	90,515	53,547	36,968	100.0%	100.0%	100.0%	16.06	The Fresh Market	Stein Mart, Chili's, Panera Bread
Miramar Square	Miami	2008	225,205	147,505	77,700	99.5%	100.0%	98.5%	17.53	Sprouts Farmers Market	Kohl's, Miami Children's Hospital
Northdale Promenade	Tampa	1985/2017	179,602	130,269	49,333	96.6%	100.0%	87.5%	13.00	(Winn Dixie)	TJ Maxx, Ulta Beauty, Beall's, Crunch Fitness, Tuesday Morning
Pine Ridge Crossing	Naples	1993	105,962	66,435	39,527	96.3%	100.0%	90.0%	18.06	Publix, (Target)	Ulta Beauty, (Beall's)
Pleasant Hill Commons	Orlando	2008	70,645	45,600	25,045	100.0%	100.0%	100.0%	15.86	Publix
Riverchase Plaza	Naples	1991/2001	78,291	48,890	29,401	96.3%	100.0%	90.3%	16.77	Publix
Saxon Crossing	Daytona Beach	2009	119,907	95,304	24,603	97.2%	100.0%	86.2%	15.39	(Target)	Hobby Lobby, LA Fitness, (Lowe's Home Improvement Center)
Shoppes of Eastwood	Orlando	1997	69,076	51,512	17,564	98.1%	100.0%	92.5%	13.87	Publix
Shops at Eagle Creek	Naples	1983/2013	70,731	50,187	20,544	100.0%	100.0%	100.0%	16.53	The Fresh Market	Staples, Panera Bread, (Lowe's Home Improvement Center)
Tamiami Crossing [3]	Naples	2016	121,705	121,705	—	100.0%	100.0%	—%	12.55	Aldi, (Walmart)	Marshalls, Michaels, PetSmart, Ross Stores, Stein Mart, Ulta Beauty

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Tarpon Bay Plaza	Naples	2007	81,864	59,442	22,422	97.4%	100.0%	90.6%	17.43	(Target)	PetSmart, Cost Plus World Market, Ross Stores, Panera Bread
The Landing at Tradition	Port St. Lucie	2007	359,474	283,064	76,410	78.7%	79.4%	76.2%	16.33	(Target)	TJ Maxx, Ulta Beauty, Bed Bath & Beyond, LA Fitness, Michaels, Old Navy, PetSmart, Pier 1, DSW, Five Below, Ross Stores
The Shops at Julington Creek	Jacksonville	2011	40,254	21,038	19,216	100.0%	100.0%	100.0%	20.48	The Fresh Market
Tradition Village Center	Port St. Lucie	2006	84,086	45,600	38,486	98.6%	100.0%	97.0%	18.55	Publix
Waterford Lakes Village	Orlando	1997	77,975	51,703	26,272	96.7%	100.0%	90.2%	13.20	Winn Dixie
Georgia
Mullins Crossing	Augusta	2005	276,318	228,224	48,094	99.3%	100.0%	96.1%	13.35	(Target)	Ross Stores, Old Navy, Five Below, Kohls, La-Z-Boy, Marshalls, Office Max, Petco, Ulta Beauty, Panera Bread
Illinois
Naperville Marketplace	Chicago	2008	83,759	61,683	22,076	97.7%	100.0%	91.1%	13.91	(Caputo's Fresh Market)	TJ Maxx, PetSmart
Indiana
54th & College	Indianapolis	2008	—	—	—	—%	—%	—%	—	The Fresh Market
Bridgewater Marketplace	Westfield	2008	25,975	—	25,975	100.0%	—%	100.0%	21.49		(Walgreens), The Local Eatery, Original Pancake House
Castleton Crossing	Indianapolis	1975/2012	286,377	247,710	38,667	100.0%	100.0%	100.0%	12.30		TJ Maxx/HomeGoods, Burlington, Shoe Carnival, Value City Furniture, K&G Menswear, Chipotle, Verizon, Five Below
Cool Creek Commons	Westfield	2005	124,303	53,600	70,703	96.4%	100.0%	93.7%	19.30	The Fresh Market	Stein Mart, McAlister's Deli, Buffalo Wild Wings, Pet People
Depauw University Bookstore and Café	Indianapolis	2012	11,974	—	11,974	100.0%	—%	100.0%	9.17		Follett's, Starbucks
Eddy Street Commons at Notre Dame	South Bend	2009	87,987	20,154	67,833	98.8%	100.0%	98.4%	26.66		Hammes Bookstore & Cafe, Chipotle, Urban Outfitters, Five Guys, Kilwins, Blaze Pizza
Fishers Station	Fishers	1989/2018	52,400	15,441	36,959	97.8%	100.0%	96.9%	17.72		Dollar Tree, Goodwill
Geist Pavilion	Fishers	2006	63,910	29,700	34,210	100.0%	100.0%	100.0%	17.43		Ace Hardware, Goodwill, Ale Emporium, Pure Barre
Greyhound Commons	Carmel	2005	9,152	—	9,152	100.0%	—%	100.0%	14.74		(Lowe's Home Improvement Center), Abuelo's Mexican, Koto Japenese Steakhouse
Nora Plaza	Indianapolis	2004	139,743	73,589	66,154	100.0%	100.0%	100.0%	15.17	Whole Foods, (Target)	Marshalls
Rangeline Crossing	Carmel	1986/2013	99,226	47,962	51,264	97.2%	100.0%	94.5%	22.94		Walgreens, Panera Bread, Pet Valu, City BBQ
Rivers Edge	Indianapolis	2011	150,428	117,890	32,538	100.0%	100.0%	100.0%	22.20		Nordstrom Rack, The Container Store, Arhaus Furniture, Bicycle Garage of Indy, Buy Buy Baby, J Crew Mercantile
Stoney Creek Commons	Noblesville	2000/2013	84,226	84,226	—	64.1%	64.1%	—%	14.38		LA Fitness, Goodwill, (Lowe's Home Improvement Center)
Traders Point I	Indianapolis	2005	279,786	238,721	41,065	73.9%	71.6%	87.5%	14.69		Dick's Sporting Goods, AMC Theatres, Bed Bath & Beyond, Michaels, Old Navy, PetSmart, Books-A-Million
Traders Point II	Indianapolis	2005	45,977	—	45,977	92.2%	—%	92.2%	27.59		Starbucks, Noodles & Company, Qdoba

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Nevada
Centennial Center	Las Vegas	2002	334,042	147,824	186,218	96.5%	100.0%	93.7%	25.45	Sam's Club, Walmart	Ross Stores, Big Lots, Famous Footwear, Michaels, Petco, Home Depot, HomeGoods, Skechers, Five Below, Sephora
Centennial Gateway	Las Vegas	2005	193,072	139,913	53,159	99.4%	100.0%	97.8%	25.55	Trader Joe's	24 Hour Fitness, Party City, Sportsman's Warehouse, Walgreens
Eastern Beltway Center	Las Vegas	1998/2006	162,317	77,436	84,881	90.9%	100.0%	82.5%	27.36	Sam's Club, Walmart	Petco, Ross Stores, Skechers, Old Navy, (Home Depot)
Rampart Commons	Las Vegas	2002/2018	79,314	11,965	67,349	100.0%	100.0%	100.0%	33.45		Athleta, North Italia, Pottery Barn, Williams Sonoma, Flower Child, Crunch Fitness
New Jersey
Bayonne Crossing	New York / Northern New Jersey	2011	106,146	52,219	53,927	100.0%	100.0%	100.0%	29.46	Walmart	Michaels, New York Sports Club, Lowe's Home Improvement Center
Livingston Shopping Center [3]	New York / Northern New Jersey	1997	139,022	133,125	5,897	100.0%	100.0%	100.0%	20.26		Cost Plus World Market, Buy Buy Baby, Nordstrom Rack, DSW, TJ Maxx, Ulta Beauty
New York
City Center	New York / Northern New Jersey	2004/2018	363,103	325,139	37,964	96.9%	100.0%	70.7%	26.43	ShopRite	Nordstrom Rack, New York Sports Club, Burlington, Club Champion Golf, National Amusements
North Carolina
Holly Springs Towne Center - Phase I	Raleigh	2013	209,852	121,761	88,091	95.9%	100.0%	90.2%	18.04	(Target)	Dick's Sporting Goods, Marshalls, Petco, Ulta Beauty, Michaels, Old Navy, Five Below
Holly Springs Towne Center - Phase II	Raleigh	2016	144,995	111,843	33,152	100.0%	100.0%	100.0%	17.83	(Target)	Bed Bath & Beyond, DSW, AMC Theatres, 02 Fitness
Northcrest Shopping Center	Charlotte	2008	133,627	65,576	68,051	97.0%	100.0%	94.1%	23.77	(Target)	REI Co-Op, David's Bridal, Old Navy, Five Below
Oleander Place	Wilmington	2012	45,524	30,144	15,380	100.0%	100.0%	100.0%	17.91	Whole Foods
Parkside Town Commons - Phase I	Raleigh	2015	55,368	22,500	32,868	100.0%	100.0%	100.0%	25.61	Harris Teeter/Kroger, (Target)	Petco, Guitar Center
Parkside Town Commons - Phase II	Raleigh	2017	296,715	187,406	109,309	99.5%	100.0%	98.6%	17.33	(Target)	Frank Theatres, Golf Galaxy, Hobby Lobby, Stein Mart, Chuy's, Starbucks, Panera Bread, Levity Live
Perimeter Woods	Charlotte	2008	125,646	105,262	20,384	100.0%	100.0%	100.0%	20.71		Best Buy, Off Broadway Shoes, PetSmart, Michaels, (Lowe's Home Improvement Center)
Toringdon Market	Charlotte	2004	60,627	26,072	34,555	97.9%	100.0%	96.3%	22.71	Earth Fare
Ohio
Eastgate Pavilion	Cincinnati	1995	236,230	231,730	4,500	100.0%	100.0%	100.0%	9.12		Best Buy, Dick's Sporting Goods, Value City Furniture, Petsmart, DSW, Bed Bath & Beyond
Oklahoma
Belle Isle Station	Oklahoma City	2000	196,298	115,783	80,515	96.9%	100.0%	92.4%	17.92	(Walmart)	REI, Shoe Carnival, Old Navy, Ross Stores, Nordstrom Rack, Ulta Beauty, Five Below
Shops at Moore	Oklahoma City	2010	260,482	187,916	72,566	97.2%	100.0%	90.0%	12.25		Bed Bath & Beyond, Best Buy, Hobby Lobby, Office Depot, PetSmart, Ross Stores, (J.C. Penney)

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Silver Springs Pointe	Oklahoma City	2001	48,440	20,515	27,925	83.0%	100.0%	70.4%	13.28	(Sam's Club), (Walmart)	Kohls, Office Depot, (Home Depot)
South Carolina
Publix at Woodruff	Greenville	1997	68,119	47,955	20,164	96.8%	100.0%	89.3%	11.06	Publix
Shoppes at Plaza Green	Greenville	2000	189,564	161,900	27,664	98.2%	100.0%	87.6%	13.51		Bed Bath & Beyond, Christmas Tree Shops, Sears, Party City, Shoe Carnival, AC Moore, Old Navy
Tennessee
Cool Springs Market	Nashville	1995	230,980	172,712	58,268	100.0%	100.0%	100.0%	16.48	(Kroger)	Dick's Sporting Goods, Marshalls, Buy Buy Baby, DSW, Staples, Jo-Ann Fabric, Panera Bread
Texas
Chapel Hill Shopping Center	Dallas/Ft. Worth	2001	126,986	43,450	83,536	97.2%	100.0%	95.8%	26.28	H-E-B Grocery	The Container Store, Cost Plus World Market
Colleyville Downs	Dallas/Ft. Worth	2014	194,666	139,219	55,447	97.3%	100.0%	90.4%	15.45	Whole Foods	Westlake Hardware, Goody Goody Liquor, Petco, Fit Factory
Kingwood Commons	Houston	1999	158,109	74,836	83,273	94.3%	100.0%	89.2%	21.24	Randall's Food and Drug	Petco, Chico's, Talbots, Ann Taylor
Market Street Village/ Pipeline Point	Dallas/Ft. Worth	1970/2011	156,621	136,742	19,879	100.0%	100.0%	100.0%	13.20		Jo-Ann Fabric, Ross Stores, Office Depot, Buy Buy Baby, Party City
Plaza at Cedar Hill	Dallas/Ft. Worth	2000/2010	295,758	234,358	61,400	98.5%	100.0%	92.6%	13.75	Sprouts Farmers Market, Total Wine	DSW, Ross Stores, Hobby Lobby, Office Max, Marshalls, Home Goods
Plaza Volente [3]	Austin	2004	156,150	105,000	51,150	100.0%	100.0%	100.0%	$17.94	H-E-B Grocery
Portofino Shopping Center	Houston	1999/2010	369,846	218,861	150,985	94.0%	100.0%	85.2%	19.72	(Sam's Club)	DSW, Michaels, PGA Superstore, SteinMart, PetSmart, Old Navy, TJ Maxx, Nordstrom Rack, Five Below
Sunland Towne Centre	El Paso	1996/2014	306,454	265,037	41,417	98.9%	100.0%	91.7%	11.26	Sprouts Farmers Market	PetSmart, Ross Stores, Bed Bath & Beyond, Spec's Fine Wines, At Home
Waxahachie Crossing	Dallas/Ft. Worth	2010	97,127	72,191	24,936	100.0%	100.0%	100.0%	15.07		Best Buy, PetSmart, Ross Stores, (Home Depot), (J.C. Penney)
Westside Market	Dallas/Ft. Worth	2013	93,377	70,000	23,377	100.0%	100.0%	100.0%	16.61	Randalls Tom Thumb
Utah
Draper Crossing	Salt Lake City	2012	164,657	115,916	48,741	100.0%	100.0%	100.0%	16.97	Kroger/Smith's	TJ Maxx, Dollar Tree, Downeast Home
Draper Peaks	Salt Lake City	2012	227,500	101,464	126,036	95.2%	100.0%	91.3%	20.64		Michaels, Office Depot, Petco, Quilted Bear, Ross Stores, (Kohl's)
Total			11,554,229	7,878,569	3,675,660	96.1%	97.8%	92.5%	17.83

Total at Pro-Rata Share			11,220,882	7,590,705	3,630,177	96.0%	97.7%	92.4%	17.85

____________________
1	All properties are wholly owned, except as indicated through reference to Note 3 below. Unless otherwise noted, each property is owned in fee simple by the Company.
2	Percentage of Owned GLA Leased reflects Owned GLA/NRA leased as of December 31, 2019, except for Greyhound Commons and 54th & College.
3	Asset is owned in a joint venture.
4	Tenants within parentheses are non-owned.

Office Operating Properties and Other

As of December 31, 2019, we owned interests in one office operating property and two parking garages. In addition, two of our retail properties contain stand-alone office components. Together, these properties have a total of 0.5 million square feet of net rentable area (“NRA”) office space.  The following table sets forth more specific information with respect to our office, parking and other properties as of December 31, 2019:

($ in thousands, except per square foot data)
Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Owned NRA	Percentage Of Owned NRA Leased	Annualized Base Rent[1]	Percentage of Annualized Office and Other Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants
Commercial Properties
Thirty South Meridian[2]	Indianapolis	1905/2002	Redeveloped	284,874	95.9%	$5,392	67.5%	$19.74	Carrier, Kite Realty Group, Lumina Foundation
Union Station Parking Garage[3]	Indianapolis	1986	Acquired	N/A	N/A	N/A	N/A	N/A	Denison Parking (manager)
Pan Am Plaza Parking Garage[3]	Indianapolis		Acquired	N/A	N/A	N/A	N/A	N/A	Denison Parking (manager)
Stand-alone Office Components of Retail Properties
Eddy Street Office (part of Eddy Street Commons)[4]	South Bend	2009	Developed	81,628	100.0%	1,292	16.2%	15.82	University of Notre Dame Offices
Tradition Village Office (part of Tradition Village Square)	Port St. Lucie	2006	Acquired	24,340	100.0%	713	8.9%	29.30
Total Commercial Properties				390,842	96.2%	$7,397	92.6%	$19.51

Other Properties
Burlington		1992/2000	Acquired	107,400	100.0%	$591	7.4%	$5.50	Burlington
				107,400	100.0%	$591	7.4%	$5.50

Total Commercial and Other				498,242	97.7%	$7,988	100.0%	$16.42

Multi-Family/Lodging
Embassy Suites South Bend at Notre Dame[5]	South Bend	2018	Developed	—	N/A	$—	—%	$—	Full service hotel with 164 rooms
The Foundry Lofts and Apartments at Eddy Street	South Bend	2009	Developed	—	100.0%	—	—	$—	Air rights lease for apartment complex with 266 units
Summit at City Center Apartments	New York / Northern New Jersey	2004	Acquired	—	100.0%	—	—	$—	Apartment complex with 26 units.

____________
1	Annualized Base Rent represents the monthly contractual rent as of December 31, 2019 for each applicable property, multiplied by 12.
2	Annualized Base Rent includes $929,157 from the Company and subsidiaries as of December 31, 2019, which is eliminated for purposes of our consolidated financial statement presentation.
3	The garage is managed by a third party.
4	The Company also owns the Eddy Street Commons retail shopping center in South Bend, Indiana, along with a parking garage that serves a hotel and the office and retail components of the property.
5	Property owned in an unconsolidated joint venture.

Development Project Under Construction

     In addition to our retail and office operating properties, as of December 31, 2019, we owned an interest in one development project currently under construction.  The following table sets forth more specific information with respect to the Company’s development property as of December 31, 2019:

($ in thousands)
Project	MSA	Anticipated Start Date	Projected Stabilization Date[1]	Projected New Total GLA	Projected New Owned GLA	KRG Share of Estimated Project Cost	KRG Share of Cost Incurred	Estimated Return on Investment[3]
Eddy Street Commons at Notre Dame, IN - Phase II 2	South Bend, IN	N/A	Q4 2020	530,000	8,500	$10,000	$6,286	11.0% - 13.0%

____________________
1	Stabilization date represents near completion of project construction and substantial occupancy of the property.
2
Total estimated cost of all components of Eddy Street Phase II equals $90.8 million, consisting of KRG estimated project cost ($10.0 million), TIF ($16.1 million), and residential apartments and townhomes to be ground subleased to unrelated third party ($64.7 million).

3
Projected ROI for redevelopments is an estimate of the expected incremental stabilized annual operating cash flows to be generated divided by the estimated project costs, including construction, development, financing, and other soft costs, when applicable to the project.

Tenant Diversification

No individual retail or office tenant accounted for more than 2.5% of the portfolio’s annualized base rent for the year ended December 31, 2019. The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail properties based on minimum rents in place as of December 31, 2019:

TOP 25 TENANTS BY ANNUALIZED BASE RENT

($ in thousands, except per square foot data)
	Number of Stores
Tenant	Wholly Owned	JV1	Total Leased GLA/NRA[2]	Annualized Base Rent [3]	Annualized Base Rent per Sq. Ft.	% of Total Portfolio Annualized Base Rent[4]
Publix Super Markets, Inc.	11	—	535,466	$5,454	$10.19	2.5%
The TJX Companies, Inc.[5]	14	2	471,798	4,749	11.00	2.2%
Bed Bath & Beyond, Inc.[6]	14	2	422,348	4,281	11.04	1.9%
PetSmart, Inc.	13	1	291,389	4,077	14.59	1.8%
Ross Stores, Inc.	12	1	364,476	3,986	11.57	1.8%
Dick's Sporting Goods, Inc.[7]	7	—	340,502	3,647	10.71	1.7%
Nordstrom Rack	5	1	197,797	3,571	20.75	1.6%
Michaels Stores, Inc.	11	1	253,936	3,222	13.41	1.5%
National Amusements	1	—	80,000	2,953	36.92	1.3%
Kohl's Corporation	4	—	184,516	2,832	7.87	1.3%
Walmart Stores, Inc.[8]	5	—	—	2,652	3.27	1.2%
Best Buy Co., Inc.	5	—	183,604	2,612	14.22	1.2%
The Gap[9]	11	—	162,773	2,588	15.90	1.2%
Lowe's Companies, Inc.	3	—	—	2,375	4.91	1.1%
LA Fitness	3	—	125,209	2,292	18.31	1.0%
Burlington Stores, Inc.	3	—	238,400	2,226	9.34	1.0%
Hobby Lobby Stores, Inc.	5	—	271,254	2,190	8.07	1.0%
Petco Animal Supplies, Inc.	9	—	125,897	2,188	17.38	1.0%
Whole Foods Market, Inc.	4	—	139,781	2,130	15.24	1.0%
The Kroger Co.[10]	3	—	60,268	2,099	9.19	1.0%
Mattress Firm Holdings Corp (12) / Sleepy's (4)	16	—	76,408	2,069	27.08	0.9%
Office Depot (6) / Office Max (2)	8	—	167,606	1,957	11.67	0.9%
New York Sports Club	2	—	86,717	1,921	22.16	0.9%
Randall's Food and Drugs	2	—	133,990	1,754	13.09	0.8%
Walgreens	3	—	52,662	1,726	32.78	0.8%
TOTAL	174	8	4,966,797	$71,553	$11.18	32.1%

___
1	JV Stores represent stores at unconsolidated properties.
2	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.
3
Annualized base rent represents the monthly contractual rent for December 31, 2019, for each applicable tenant multiplied by 12. Annualized base rent does not include tenant reimbursements. Annualized base rent represents 100% of the annualized base rent at consolidated properties and our share of the annualized base rent at unconsolidated properties.

4	Annualized base rent and percent of total portfolio includes ground lease rent.
5	Includes TJ Maxx (9), Marshalls (5) and HomeGoods (2).
6	Includes Bed Bath and Beyond (8), Buy Buy Baby (4) Christmas Tree Shops,(1), and Cost Plus World Market (3).
7	Includes Dick's Sporting Goods (6) and Golf Galaxy (1).
8	Includes Sam's Club.
9	Includes Old Navy (10) and Athleta (1).
10	Includes Kroger (1), Harris Teeter (1), and Smith's (1).
Ascena Retail Group announced plans to commence a wind down of Dressbarn's operations. Excluding Dressbarn stores, Ascena Retail Group accounts for 0.6% of total portfolio annualized base rent.

Geographic Diversification – Annualized Base Rent by Region and State

The Company owns interests in 90 operating and redevelopment properties. We also own interests in one development project under construction. The total operating portfolio consists of approximately 12.7 million of owned square feet in 16 states. The following table summarizes the Company’s operating properties by region and state as of December 31, 2019:

($ in thousands)
	Total Operating Portfolio Excluding Developments and Redevelopments		Developments and Redevelopments[2]		Joint Ventures [3]		Total Operating Portfolio Including Developments and Redevelopments
Region/State	Owned GLA/NRA[1]	Annualized Base Rent	Owned GLA/NRA[1]	Annualized Base Rent	Owned GLA/NRA[1]	Annualized Base Rent	Number of Properties	Owned GLA/NRA[1]	Annualized Base Rent - Ground Leases	Total Annualized Base Rent	Percent of Annualized Base Rent
South
Florida	3,323,004	$53,003	124,802	$251	121,705	$1,528	30	3,569,511	$3,845	$58,627	25.9%
Texas	1,798,944	28,690	—	—	156,150	2,801	10	1,955,094	1,351	32,842	14.5%
North Carolina	1,072,354	20,596	—	—	—	—	8	1,072,354	2,004	22,600	10.0%
Oklahoma	505,220	7,044	—	—	—	—	3	505,220	850	7,894	3.5%
Georgia	276,318	3,664	—	—	—	—	1	276,318	336	4,000	1.8%
Tennessee	230,980	3,808	—	—	—	—	1	230,980	—	3,808	1.7%
South Carolina	257,683	3,245	—	—	—	—	2	257,683	—	3,245	1.4%
Texas - Other	107,400	591	—	—	—	—	1	107,400	—	591	0.3%
Total South	7,571,903	120,641	124,802	251	277,855	4,329	56	7,974,560	8,386	133,607	59.1%

Midwest
Indiana - Retail	1,461,464	23,634	519,216	3,071	—	—	19	1,980,680	1,626	28,331	12.5%
Indiana - Other	366,502	6,684	—	—	—	—	3	366,502	—	6,684	3.0%
Illinois	83,759	1,138	—	—	—	—	1	83,759	—	1,138	0.5%
Ohio	236,230	2,155	—	—	—	—	1	236,230	—	2,155	1.0%
Total Midwest	2,147,955	33,611	519,216	3,071	—	—	24	2,667,171	1,626	38,308	17.0%

West
Nevada	768,745	19,791	—	—	—	—	4	768,745	3,592	23,383	10.3%
Utah	392,157	7,263	—	—	—	—	2	392,157	—	7,263	3.2%
Arizona	79,902	2,467	—	—	—	—	1	79,902	—	2,467	1.1%
Total West	1,240,804	29,521	—	—	—	—	7	1,240,804	3,592	33,113	14.6%

Northeast
New York	363,103	9,302	—	—	—	—	1	363,103	—	9,302	4.1%
New Jersey	106,146	3,127	—	—	139,022	2,817	2	245,168	2,263	8,207	3.6%
Connecticut	205,683	2,566	—	—	—	—	1	205,683	1,061	3,627	1.6%
Total Northeast	674,932	14,995	—	—	139,022	2,817	4	813,954	3,324	21,136	9.3%
	11,635,594	$198,768	644,018	$3,322	416,877	$7,146	91	12,696,489	$16,928	$226,164	100.0%

____________________
1	Owned GLA/NRA represents gross leasable area or net leasable area owned by the Company. It also excludes the square footage of Union Station Parking Garage and Pan Am Plaza Parking Garage.
2	Represents the four redevelopment and one development project not in the retail operating portfolio.
3	Represents the three operating properties owned in unconsolidated joint ventures.

Lease Expirations

In 2020, leases representing 7.2% of total annualized base rent are scheduled to expire. The following tables show scheduled lease expirations for retail and office tenants and in-process development property tenants open for business as of December 31, 2019, assuming none of the tenants exercise renewal options.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO

($ in thousands, except per square foot data)
		Expiring GLA[2]					Expiring Annualized Base Rent per Sq. Ft.[3]
	Number of Expiring Leases[1]	Shop Tenants	Anchor Tenants	Office and Other Tenants	Expiring Annualized Base Rent (Pro-rata)	% of Total Annualized Base Rent (Pro-rata)	Shop Tenants	Anchor Tenants	Office and Other Tenants	Total
2020	154	332,585	534,529	3,242	$14,567	7.2%	$25.24	$11.83	$19.25	$16.90
2021	212	451,708	865,234	17,868	22,455	11.0%	27.19	11.65	21.97	16.96
2022	256	535,220	1,078,093	65,020	29,813	14.6%	26.94	13.17	19.67	17.80
2023	252	536,662	1,125,475	129,935	33,020	16.2%	28.29	14.86	9.15	18.45
2024	210	458,244	868,181	33,827	24,609	12.1%	29.30	15.08	13.96	20.38
2025	149	310,145	1,015,606	116,988	21,270	10.5%	29.05	10.77	16.20	15.24
2026	78	212,668	496,033	—	10,007	4.9%	26.49	9.85	—	15.23
2027	70	192,682	365,093	9,154	9,875	4.9%	28.23	12.99	31.29	18.94
2028	70	163,274	371,802	61,747	11,524	5.7%	30.71	14.02	21.75	19.36
2029	54	128,882	243,700	2,200	7,186	3.5%	29.90	13.11	62.73	19.17
Beyond	67	159,699	820,149	54,721	19,192	9.4%	28.73	16.70	21.59	18.72
	1,572	3,481,769	7,783,895	494,702	$203,520	100.0%	$27.93	$13.25	$16.66	$17.81

____
1	Lease expiration table reflects rents in place as of December 31, 2019 and does not include option periods; 2020 expirations include 8 month-to-month tenants. This column also excludes ground leases.
2	Expiring GLA excludes estimated square footage attributable to non-owned structures on land owned by the Company and ground leased to tenants.
3	Annualized base rent represents the monthly contractual rent as of December 31, 2019 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

Lease Activity – New and Renewal

In 2019, the Company executed new and renewal leases on 302 individual spaces totaling 2.0 million square feet (9.2% cash leasing spread and 14.5% GAAP leasing spread on 242 comparable leases).  New leases were signed on 114 individual spaces for 0.5 million square feet of GLA (35.5% cash leasing spread and 44.8% GAAP leasing spread on 64 comparable leases), while renewal leases were signed on 188 individual spaces for 1.5 million square feet of GLA (3.3% cash leasing spread and 7.5% GAAP leasing spread on 178 comparable leases).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently listed and traded on the NYSE under the symbol “KRG.”  On February 14, 2020, the closing price of our common shares on the NYSE was $17.92.

 Holders

The number of registered holders of record of our common shares was 1,143 as of February 14, 2020.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.  This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Distributions, if any, will be declared and paid at the discretion of our Board of Trustees and will depend upon a number of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board of Trustees deem relevant.

Distributions by us to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us.  Distributions in excess of taxable earnings and profits generally will be treated as a non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate U.S. federal income tax liability.  Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements.  For the taxable year ended December 31, 2019, approximately 35% of our distributions to shareholders constituted a return of capital, approximately 35% constituted taxable capital gains dividends, and approximately 30% constituted taxable ordinary income dividends.

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

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended December 31, 2019, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our Plan. These shares were repurchased by the Company.

The following table summarizes all of these repurchases during the three months ended December 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 - October 31	—	—	N/A	N/A
November 1 - November 30	5,505	$18.03	N/A	N/A
December 1 - December 31	—	—	N/A	N/A
Total	5,505

We did not sell any unregistered securities during 2019.

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

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2014 to December 31, 2019, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period.  The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2014 and that all cash distributions were reinvested.  The shareholder return shown on the graph below is not indicative of future performance

	12/14	6/15	12/15	6/16	12/16	6/17	12/17	6/18	12/18	6/19	12/19
Kite Realty Group Trust	100.00	86.75	94.00	103.79	88.78	73.53	78.47	70.96	60.85	69.56	93.16
S&P 500	100.00	101.23	101.38	105.27	113.51	124.11	138.29	141.95	132.23	156.74	173.86
FTSE NAREIT Equity REITs	100.00	94.33	103.20	117.00	111.99	115.01	117.84	119.04	112.39	132.38	141.61

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

($ in thousands, except per share data)	Year Ended December 31 (Unaudited)
	2019	2018	2017	2016	2015
Operating Data:
Revenues:
Rental income and other property related revenue	$314,725	$351,661	$358,442	$354,122	$347,005
Fee income	448	2,523	377	—	—
Total revenues	315,173	354,184	358,819	354,122	347,005
Expenses:
Property operating	45,575	50,356	49,643	47,923	49,973
Real estate taxes	38,777	42,378	43,180	42,838	40,904
General, administrative, and other	28,214	21,320	21,749	20,603	18,709
Transaction costs	—	—	—	2,771	1,550
Non-cash gain from release of assumed earnout liability	—	—	—	—	(4,832)
Depreciation and amortization	132,098	152,163	172,091	174,564	167,312
Impairment charge	37,723	70,360	7,411	—	1,592
Total expenses	282,387	336,577	294,074	288,699	275,208
Gains on sales of operating properties, net	38,971	3,424	15,160	4,253	4,066
Operating income	71,757	21,031	79,905	69,676	75,863
Interest expense	(59,268)	(66,785)	(65,702)	(65,577)	(56,432)
Income tax benefit (expense) of taxable REIT subsidiary	282	227	100	(814)	(186)
(Loss) gain on debt extinguishment	(11,572)	—	—	—	5,645
Gain on settlement	—	—	—	—	4,520
Equity in loss of unconsolidated subsidiaries	(628)	(278)	—	—	—
Other expense, net	(573)	(646)	(415)	(169)	(95)
Consolidated net (loss) income	(2)	(46,451)	13,888	3,116	29,315
Net income attributable to noncontrolling interests:	(532)	(116)	(2,014)	(1,933)	(2,198)
Net (loss) income attributable to Kite Realty Group Trust:	(534)	(46,567)	11,874	1,183	27,117
Dividends on preferred shares	—	—	—	—	(7,877)
Non-cash adjustment for redemption of preferred shares	—	—	—	—	(3,797)
Net (loss) income attributable to common shareholders	$(534)	$(46,567)	$11,874	$1,183	$15,443

(Loss) income per common share – basic:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.01)	$(0.56)	$0.14	$0.01	$0.19
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	—	—	—	—
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.01)	$(0.56)	$0.14	$0.01	$0.19
(Loss) income per common share – diluted:
(Loss) income from continuing operations attributable to Kite Realty Group Trust common shareholders	$(0.01)	$(0.56)	$0.14	$0.01	$0.18
Income from discontinued operations attributable to Kite Realty Group Trust common shareholders	—	—	—	—	—
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(0.01)	$(0.56)	$0.14	$0.01	$0.18

Weighted average Common Shares outstanding – basic	83,926,296	83,693,385	83,585,333	83,436,511	83,421,904
Weighted average Common Shares outstanding – diluted	83,926,296	83,693,385	83,690,418	83,465,500	83,534,831
Distributions declared per Common Share	$1.2700	$1.2700	$1.2250	$1.1700	$1.0900

($ in thousands)	As of December 31
	2019	2018	2017	2016	2015
Balance Sheet Data (Unaudited):
Investment properties, net	$2,420,439	$2,941,193	$3,293,270	$3,435,382	$3,500,845
Cash and cash equivalents	31,336	35,376	24,082	19,874	33,880
Assets held for sale	—	5,731	—	—	—
Total assets	2,648,887	3,172,013	3,512,498	3,656,371	3,756,428
Mortgage and other indebtedness	1,146,580	1,543,301	1,699,239	1,731,074	1,724,449
Total liabilities	1,306,577	1,712,867	1,874,285	1,923,940	1,937,364
Limited partners' interests in Operating Partnership and other redeemable noncontrolling interests	52,574	45,743	72,104	88,165	92,315
Kite Realty Group Trust shareholders’ equity	1,289,038	1,412,705	1,565,411	1,643,574	1,725,976
Noncontrolling interests	698	698	698	692	773
Total liabilities and equity	2,648,887	3,172,013	3,512,498	3,656,371	3,756,428

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

Our Business and Properties

Kite Realty Group Trust is a publicly-held real estate investment trust which, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States.  We derive revenues primarily from activities associated with the collection of contractual rents and reimbursement payments from tenants at our properties.  Our operating results therefore depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the United States retail sector, interest rate volatility, job growth and real estate market and overall economic conditions.

As of December 31, 2019, we owned interests in 90 operating and redevelopment properties totaling approximately 17.4 million square feet. We also owned one development project under construction as of this date.

Portfolio Update

In evaluating acquisition, development, and redevelopment opportunities, we look for strong sub-markets where average household income, population density, traffic counts and daytime workforce populations are above the broader market average.  We also focus on locations that are benefitting from current population migratory patterns, namely major cities in states with no or relatively low income taxes, and mild or temperate climates.  In our largest sub-markets, household incomes are significantly higher and state income taxes are relatively lower than the medians for those broader markets.
In February 2019, we announced a plan to market and sell up to $500 million in non-core assets as part of a program designed to improve the Company’s portfolio quality, reduce its leverage, and focus operations on markets where we believe the Company can gain scale and generate attractive risk-adjusted returns. This program ("Project Focus 2019") was completed in October 2019. The majority of the net proceeds were used to repay debt, further strengthening our balance sheet.

In addition to the delevering, we improved the quality of our portfolio. We increased the ABR of our portfolio to $17.83 as the retail assets sold had a weighted average ABR of $14.66, which is significantly lower than our current portfolio.

In addition to targeting sub-markets with strong consumer demographics, we focus on having the most desirable tenant mix at each center.  We have aggressively targeted and executed leases with prominent grocers including Publix, Aldi, and Trader Joe's, expanding retailers such as TJ Maxx, Ross Dress for Less, Burlington, and Old Navy, service and restaurant retailers such as and other retailers such as Ulta, REI, Party City and Total Wine.  Additionally, we have identified cost-efficient ways to relocate, re-tenant and renegotiate leases at several of our properties allowing us to attract more suitable tenants.

Capital and Financing Activities

Our ability to obtain capital on satisfactory terms and to refinance borrowings as they mature is affected by the condition of the economy in general and by the financial strength of properties securing borrowings.

With the successful completion of Project Focus in 2019, we were able to enhance our already-strong balance sheet, increase our financial flexibility, and improve our liquidity to fund future growth. We ended the year with approximately $614.8 million of combined cash and borrowing capacity on our unsecured revolving credit facility.  In addition, as of December 31, 2019, we did not have any debt principal scheduled to mature through December 31, 2021.

The amount that we may borrow under our unsecured revolving credit facility is limited by the value of the assets in our unencumbered asset pool.  As of December 31, 2019, the value of the assets in our unencumbered asset pool was $1.4 billion.

The investment grade credit ratings we have received provide us with access to the unsecured public bond market, which we may continue to use in the future to finance acquisition activity, repay maturing debt and fix interest rates.

Summary of Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to the accompanying consolidated financial statements. As disclosed in Note 2, the preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the compilation of our financial condition and results of operations and, in some cases, require management’s most difficult, subjective, and complex judgments.

Valuation of Investment Properties

Management reviews operational and development projects, land parcels and intangible assets for impairment on a property-by-property basis on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review for possible impairment requires certain assumptions, estimates, and significant judgment. Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. The evaluation of impairment is subject to certain management assumptions including projected net operating income, anticipated hold period, expected capital expenditures and the capitalization rate used to estimate the property's residual value. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.

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

Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue.  Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements.  Overage rent is included in rental income in the accompanying consolidated statements of operations for the year ended December 31, 2019. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies that may affect the collection of outstanding receivables. These receivables are reduced for credit loss that is recognized as a reduction to rental income. We regularly evaluate the collectibility of these lease-related receivables by analyzing past due account balances and consider such facts as the credit quality of our customer, historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the collectibility of rental income. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

We recognize the sale of real estate when control transfers to the buyer.  As part of our ongoing business strategy, we will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.

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

Note 6 to the Financial Statements includes a discussion of the fair values recorded when we recognized impairment charges in 2019, 2018 and 2017. Level 3 inputs to these transactions include our estimations of disposal values.

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

Results of Operations

As of December 31, 2019, we owned interests in 90 operating and redevelopment properties and one development project currently under construction. The following table sets forth the total operating and redevelopment properties and development projects that we owned as of December 31, 2019, 2018 and 2017:

	# of Properties
	2019	2018	2017
Operating Retail Properties	82	105	105
Operating Office Properties and Other	4	3	4
Redevelopment Properties	4	3	8
Total Operating and Redevelopment Properties	90	111	117
Development Projects:	1	1	2
Total All Properties	91	112	119

The comparability of results of operations is affected by our development, redevelopment, and operating property disposition activities in 2018 through 2019. Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2019 and 2018”) in conjunction with the discussion of these activities during those periods, which is set forth below.

Property Acquisition Activities

During the year ended December 31, 2019, we acquired the properties listed in the table below. We did not acquire any properties in 2018.

Property Name	MSA	Acquisition Date	Owned GLA
Pan Am Plaza Garage	Indianapolis, IN	March 2019	N/A
Nora Plaza	Indianapolis, IN	August 2019	139,743

Operating Property Disposition Activities

During the two years ended December 31, 2019, we sold the operating properties listed in the table below.

Property Name	MSA	Disposition Date	Owned GLA
Trussville Promenade	Birmingham, AL	February 2018	463,836
Memorial Commons	Goldsboro, NC	March 2018	111,022
Tamiami Crossing [1]	Naples, FL	June 2018	121,705
Plaza Volente [1]	Austin, TX	June 2018	156,296
Livingston Shopping Center [1]	Newark, NJ	June 2018	139,559
Hamilton Crossing	Alcoa, TN	November 2018	175,464
Fox Lake Crossing	Chicago, IL	December 2018	99,136
Lowe's Plaza	Las Vegas, NV	December 2018	30,210
Whitehall Pike	Bloomington, IN	March 2019	128,997
Beechwood Promenade	Athens, GA	April 2019	297,369
Village at Bay Park	Green Bay, WI	May 2019	82,254
Lakewood Promenade	Jacksonville, FL	May 2019	196,655
Palm Coast Landing	Palm Coast, FL	May 2019	168,352
Lowe's - Perimeter Woods	Charlotte, NC	May 2019	166,085
Cannery Corner	Las Vegas, NV	May 2019	30,738
Temple Terrace	Tampa, FL	June 2019	90,328
University Town Center	Oklahoma City, OK	June 2019	348,877
Gainesville Plaza	Gainesville, FL	July 2019	162,189
Bolton Plaza	Jacksonville, FL	July 2019	154,155
Eastgate Plaza	Las Vegas, NV	July 2019	96,594
Burnt Store	Punta Gorda, FL	July 2019	95,625
Landstown Commons	Virginia Beach, VA	August 2019	398,139
Lima Marketplace	Fort Wayne, IN	September 2019	100,461
Hitchcock Plaza	Aiken, SC	September 2019	252,211
Merrimack Village Center	Manchester, NH	September 2019	78,892
Publix at Acworth	Atlanta, GA	October 2019	69,628
The Centre at Panola	Atlanta, GA	October 2019	73,075
Beacon Hill	Crown Point, IN	October 2019	56,820
Bell Oaks Centre	Evansville, IN	November 2019	94,958
Boulevard Crossing	Kokomo, IN	December 2019	124,634
South Elgin Commons	Chicago, IL	December 2019	128,000

____________________
1	The Company has retained a 20% ownership interest in this property.

 Redevelopment Activities

During portions of the two years ended December 31, 2019, the following properties were under active redevelopment and removed from our operating portfolio:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operating Portfolio	Owned GLA
Courthouse Shadows[2]	Naples, FL	June 2013	Pending	124,802
Hamilton Crossing Centre[2,3]	Indianapolis, IN	June 2014	Pending	89,983
City Center [4]	White Plains, NY	December 2015	June 2018	363,103
Fishers Station [4]	Indianapolis, IN	December 2015	September 2018	52,414
Beechwood Promenade [4,5]	Athens, GA	December 2015	December 2018	297,369
The Corner[2,3]	Indianapolis, IN	December 2015	Pending	27,731
Rampart Commons [4]	Las Vegas, NV	March 2016	December 2018	79,314
Burnt Store Marketplace [4,5]	Punta Gorda, FL	June 2016	March 2018	95,625
Glendale Town Center [2]	Indianapolis, IN	March 2019	Pending	393,002

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.
3	This redevelopment would potentially include the creation of a mixed-use (office, retail, and multi-family) development.
4
This property was transitioned to the operating portfolio; however, it remains excluded from the same property pool for at least a portion of 2019 because it has not been in the operating portfolio four full quarters after the property was transitioned to operations.

5	This property was sold in 2019.

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

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we begin recapturing space from tenants. At December 31, 2019, the same property pool excluded four properties in redevelopment, one recently completed redevelopment, one acquired property, and three commercial properties.

The following table reflects Same Property NOI1 and a reconciliation to net income attributable to common shareholders for the years ended December 31, 2019 and 2018 (unaudited):

($ in thousands)	Years Ended December 31,
	2019	2018	% Change
Leased percentage at period end	96.0%	95.0%
Economic Occupancy percentage[2]	92.6%	92.6%

Same Property NOI[3]	$204,586	$200,111	2.2%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Net operating income - same properties	$204,586	$200,111
Net operating income - non-same activity[4]	25,787	58,816
Other (expense) income, net	(471)	1,826
General, administrative and other	(28,214)	(21,320)
Loss on debt extinguishment	(11,572)	—
Impairment charges	(37,723)	(70,360)
Depreciation and amortization expense	(132,098)	(152,163)
Interest expense	(59,268)	(66,785)
Gains on sales of operating properties	38,971	3,424
Net income attributable to noncontrolling interests	(532)	(116)
Net (loss) income attributable to common shareholders	$(534)	$(46,567)

____
1
Same Property NOI excludes (i) The Corner, Courthouse Shadows, Glendale Town Center, and Hamilton Crossing redevelopments, (ii) the recently completed Rampart Commons redevelopment, (iii) the recently acquired Nora Plaza, and (iv) office properties.

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

Our Same Property NOI increased 2.2% in 2019 compared to 2018. This increase was primarily due to growth in rental rates and contractual rent increases in existing leases.

Funds From Operations

Funds from Operations ("FFO") is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO, a non-GAAP financial measure, in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts ("NAREIT"), as restated in 2018. The NAREIT white paper defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

Considering the nature of our business as a real estate owner and operator, the Company believes that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO (a) should not be considered as an alternative to net income (calculated in accordance with GAAP) for the purpose of measuring our financial performance, (b) is not an alternative to cash flow from operating activities (calculated in accordance with GAAP) as a measure of our liquidity, and (c) is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. For informational purposes, we have also provided FFO adjusted for loss on debt extinguishment.

From time to time, the Company may report or provide guidance with respect to “NAREIT FFO as adjusted” which removes the impact of certain non-recurring and non-operating transactions or other items the Company does not consider to be representative of its core operating results including without limitation, gains or losses associated with the early extinguishment of debt, gains or losses associated with litigation involving the Company that is not in the normal course of business, the impact on earnings from executive separation, and the excess of redemption value over carrying value of preferred stock redemption, which are not otherwise adjusted in the Company’s calculation of FFO.
Our calculations of FFO1 and reconciliation to consolidated net income and FFO, as adjusted for the years ended December 31, 2019, 2018 and 2017 (unaudited) are as follows:

($ in thousands)	Years Ended December 31,
	2019	2018	2017
Consolidated net (loss) income	$(2)	$(46,451)	$13,888
Less: net income attributable to noncontrolling interests in properties	(528)	(1,151)	(1,731)
Less: (Gain) loss on sales of operating properties	(38,971)	(3,424)	(15,160)
Add: impairment charges	37,723	70,360	7,411
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	133,184	151,856	170,315
FFO of the Operating Partnership[1]	131,406	171,190	174,723
Less: Limited Partners' interests in FFO	(3,153)	(4,109)	(3,966)
FFO attributable to Kite Realty Group Trust common shareholders[1]	$128,253	$167,081	$170,757

FFO of the Operating Partnership[1]	$131,406	$171,190	$174,723
Add: loss on debt extinguishment	11,572	—	—
FFO, as adjusted, of the Operating Partnership	$142,978	$171,190	$174,723

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

($ in thousands)	Three Months Ended December 31, 2019
Consolidated net income	$15,855
Adjustments to net income:
Depreciation and amortization	30,765
Interest expense	12,383
Income tax benefit of taxable REIT subsidiary	(94)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	58,909
Adjustments to EBITDA:
Unconsolidated EBITDA	774
Gain on sales of operating properties	(14,005)
Loss on debt extinguishment	1,950
Other income and expense, net	92
Noncontrolling interest	(132)
Pro-forma adjustments [1]	(1,519)
Adjusted EBITDA	46,069

Annualized Adjusted EBITDA[1]	$184,276

Company share of net debt:
Mortgage and other indebtedness	1,146,580
Less: Partner share of consolidated joint venture debt	(1,117)
Less: Cash, cash equivalents, and restricted cash	(53,464)
Plus: Company share of unconsolidated joint venture debt	22,148
Plus: Debt Premium	6,722
Less: Pro-forma adjustment [3]	(27,200)
Company Share of Net Debt	1,093,669
Net Debt to Adjusted EBITDA	5.9x

____________________
1	Relates to annualized EBITDA for properties sold during the quarter and timing of overage rent and lease termination income.
2	Represents Adjusted EBITDA for the three months ended December 31, 2019 (as shown in the table above) multiplied by four.
3	Relates to timing of quarterly dividend payment being made prior to quarter-end resulting in five payments year to date.

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

The following table reflects changes in the components of our consolidated statements of operations for the years ended December 31, 2019 and 2018:

($ in thousands)	2019	2018	Net change 2018 to 2019
Revenue:
Rental income	$308,399	$338,523	$(30,124)
Other property related revenue	6,326	13,138	(6,812)
Fee income	448	2,523	(2,075)
Total revenue	315,173	354,184	(39,011)
Expenses:
Property operating	45,575	50,356	(4,781)
Real estate taxes	38,777	42,378	(3,601)
General, administrative, and other	28,214	21,320	6,894
Depreciation and amortization	132,098	152,163	(20,065)
Impairment charge	37,723	70,360	(32,637)
Total expenses	282,387	336,577	(54,190)
Gains on sale of operating properties, net	38,971	3,424	35,547
Operating income	71,757	21,031	50,726
Interest expense	(59,268)	(66,785)	7,517
Income tax benefit of taxable REIT subsidiary	282	227	55
Loss on debt extinguishment	(11,572)	—	(11,572)
Equity in loss of unconsolidated subsidiary	(628)	(278)	(350)
Other expense, net	(573)	(646)	73
Consolidated net loss	(2)	(46,451)	46,449
Net income attributable to noncontrolling interests	(532)	(116)	(416)
Net loss attributable to Kite Realty Group Trust common shareholders	$(534)	$(46,567)	$46,033

Property operating expense to total revenue ratio	14.5%	14.2%	0.3%

Rental income decreased $30.1 million, or 8.9%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(37,041)
Properties under redevelopment or acquired during 2018 and/or 2019	923
Properties fully operational during 2018 and 2019 and other	5,994
Total	$(30,124)

The net increase of $6.0 million in rental income for properties that were fully operational during 2018 and 2019 is attributable to an increase in rental rates along with an increase in occupancy. Rental income for recently completed redevelopment projects and acquisitions increased $0.9 million primarily due to the completion of Rampart Commons and acquisition of Nora Plaza. Tenant reimbursements increased $3.3 million from 2018 to 2019 due to an increase in occupancy as noted above. The Company's recovery levels of recoverable operating expenses and real estate taxes were 89.7% and 87.7%, for the years ended December 31, 2019 and 2018.

The Company has been able to continue to generate higher rents in its leasing process. The average rents for new comparable leases signed in 2019 were $21.62 per square foot compared to average expiring base rents of $15.96 per square foot in that period. The average base rents for renewals signed in 2019 were $14.71 per square foot compared to average expiring base rents of $14.24 per square foot in that period.

Due to Project Focus and the current year leasing activity, the quality of our operating retail portfolio continued to improve. This is evidenced by the increase in the annualized base rent per square foot to $17.83 per square foot as of December 31, 2019 from $16.84 per square foot as of December 31, 2018.

In 2019, other property related revenue primarily consists of parking revenues and gains on sales of undepreciated assets.  In 2018, other property-related revenue also included overage rent and lease termination income. In 2019, these items are included in rental income. This revenue decreased by $6.8 million, primarily as a result of non-recurring business interruption income of $2.8 million in 2018 and a decrease in gains on sales of undepreciated assets of $2.9 million.

We recorded fee income of $0.4 million for the year ended December 31, 2019 compared to fee income of $2.5 million for the year ended December 31, 2018. The 2018 activity is for development services provided as part of a multi-family development at our Eddy Street Commons operating property.

Property operating expenses decreased $4.8 million, or 9.5%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(4,772)
Properties under redevelopment or acquired during 2018 and/or 2019	996
Properties fully operational during 2018 and 2019 and other	(1,005)
Total	$(4,781)

The net decrease of $1.0 million in property operating expenses for properties that were fully operational during 2018 and 2019 is primarily due to bad debt being included as a component of rental income in 2019 while it was a component of operating expense in 2018. This decrease due to the reclassification was partially offset by increases of $0.4 million in repairs and maintenance costs and $0.6 million in insurance expense.

As a percentage of rental revenue, property operating expenses increased between years from 14.2% to 14.5%. The increase was mostly due to lower other property related revenue in 2019.

Real estate taxes decreased $3.6 million, or 8.5%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(4,223)
Properties under redevelopment or acquired during 2018 and/or 2019	151
Properties fully operational during 2018 and 2019 and other	471
Total	$(3,601)

The net increase of $0.5 million in real estate taxes for properties that were fully operational during 2018 and 2019 is primarily due to an increase in current year tax assessments at certain operating properties. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.

General, administrative and other expenses increased $6.9 million, or 32.3%. The increase is primarily due to costs incurred that are not incremental costs of obtaining a lease contract. These costs were $5.4 million in 2019 and are now expensed upon the adoption of ASU 2016-02, Leases. See additional discussion in Note 2 to the financial statements. The remainder of the increase is due to higher personnel costs.

Depreciation and amortization expense decreased $20.1 million, or 13.2%, due to the following:

($ in thousands)	Net change 2018 to 2019
Properties sold during 2018 and 2019	$(19,523)
Properties under redevelopment or acquired during 2018 and/or 2019	3,846
Properties fully operational during 2018 and 2019 and other	(4,388)
Total	$(20,065)

The net increase of $3.8 million in properties under redevelopment or acquired during 2018 and 2019 is primarily due to the acquisition of Nora Plaza and Pan Am Plaza Garage. The net decrease of $4.4 million in depreciation and amortization at properties fully operational during 2018 and 2019 is primarily due to certain assets becoming fully depreciated in 2018.

In 2019, we recorded impairment charges totaling $37.7 million related to a reduction in the expected holding period of certain operating properties. In 2018, we recorded impairment charges totaling $70.4 million related to a reduction in the expected holding period of certain operating and development properties. See additional discussion in Note 8 to the consolidated financial statements.

Interest expense decreased $7.5 million or 11.3%. The decrease is due to the significant debt reduction from the successful completion of Project Focus.

The Company incurred an $11.6 million loss on debt extinguishment for the year ended December 31, 2019 related to costs incurred to retire certain secured loans that were paid off in connection with property sales.

We recorded a net gain of $39.0 million for the year ended December 31, 2019 on the sale of twenty-three assets, compared to a net gain of $3.4 million on the sale of six operating properties and the sale of an 80% interest in three operating properties to a joint venture with TH Real Estate for the year ended December 31, 2018.

Management’s discussion of the financial condition, changes in financial condition and results of operations for the year ended December 31, 2017, with comparison to the year ended December 31, 2018, was included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our Principal Capital Resources

For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 59.  In addition to cash generated from operations, we discuss below our other principal capital resources.

In February 2019, we announced a plan to market and sell up to $500 million in non-core assets as part of a program designed to improve the Company’s portfolio quality, reduce its leverage, and focus operations on markets where we believe the Company can gain scale and generate attractive risk-adjusted returns. This program ("Project Focus") was completed in October 2019. The majority of the net proceeds were used to repay debt, further strengthening its balance sheet.

The recently-completed Project Focus has enhanced our liquidity position, reduced our leverage, and reduced our borrowing costs. We continue to focus on a balanced approach to growth and staggering and extending debt maturities in order to retain our financial flexibility.

As of December 31, 2019, we had approximately $583 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered asset pool allocated to the unsecured revolving credit facility. We also had $31.3 million in cash and cash equivalents as of December 31, 2019.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans, and our senior unsecured notes as of December 31, 2019.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of December 31, 2019, we did not have any debt scheduled to mature in 2020 or 2021, excluding scheduled monthly principal payments.

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

 In February 2020, our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the first quarter of 2020. This distribution is expected to be paid on or about April 3, 2020 to common shareholders and Common Unit holders of record as of March 27, 2020.

Other short-term liquidity needs also include expenditures for tenant improvements, renovation costs, external leasing commissions and recurring capital expenditures.  During the year ended December 31, 2019, we incurred $4.3 million of costs for recurring capital expenditures on operating properties, $10.3 million of costs for tenant improvements and external leasing commissions, and $14.3 million to re-lease anchor space at our operating properties related to tenants open and operating as of December 31, 2019 (excluding development and redevelopment properties). We currently anticipate incurring approximately $14 million to $20 million of additional major tenant improvements and $14 million to $18 million related to releasing vacant anchor space at a number of our operating properties.

As of December 31, 2019, we had one development project under construction at our Eddy Street Commons property across the street from the University of Notre Dame in South Bend, Indiana.  Total estimated costs for this project, Eddy Street Commons - Phase II, are $90.8 million.  This estimate consists of our projected costs of $10.0 million, tax increment financing of $16.1 million, and construction costs of $64.7 million for residential apartments and townhomes costs that we expect will be covered by an unrelated third party under a ground sublease that is currently being negotiated.  We have provided a completion guaranty to the South Bend Redevelopment Commission and the South Bend Economic Development Commission on the construction of the entire project. We anticipate incurring the majority of the remaining costs for the project over the next 12 months.  We believe we have the ability to fund this project through cash flow from operations.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment Opportunities. We are currently evaluating additional redevelopment of several other properties. We believe we will have sufficient funding for these projects through cash flow from operations, borrowings on our unsecured revolving credit facility and proceeds from asset sales.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the year ended December 31, 2019:

Year Ended
($ in thousands)	December 31, 2019
Developments	$1,445
Redevelopment Opportunities	1,021
Recently completed redevelopments and other	13,755
Big Box Surge activity	24,197
Recurring operating capital expenditures (primarily tenant improvement payments)	12,860
Total	$53,278

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we had experienced a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.2 million for the year ended December 31, 2019.

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings were unchanged during 2019.

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

Cash Flows

As of December 31, 2019, we had cash and cash equivalents on hand of $31.3 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Cash provided by operating activities was $138.0 million for the year ended December 31, 2019, a decrease of $16.4 million from the same period of 2018.  The decrease was primarily due to a decrease in cash provided by operating activities due to our significant property sale activity partially offset by improvement in anchor and shop occupancy.

Cash provided by investing activities was $416.6 million for the year ended December 31, 2019, as compared to cash provided by investing activities of $148.3 million in the same period of 2018.  The major changes in cash provided by investing activities are as follows:

•
Net proceeds of $529.4 million related to the sale of twenty-three assets in 2019 compared to sale proceeds of $208.4 million from the sale of six assets in 2018 for net proceeds of $119 million and the sale of an 80% interest in three core assets for net proceeds of $89 million;

•	Acquisition of Nora Plaza and Pan Am Plaza Garage in 2019 for $58.2 million; and

•	Decrease in capital expenditures of $6.0 million, partially offset by a decrease in construction payables of $0.5 million.

Cash used in financing activities was $547.2 million for the year ended December 31, 2019, compared to cash used in financing activities of $289.4 million in the same period of 2018.  Highlights of significant cash sources and uses in financing activities during 2019 are as follows:

•	We used the proceeds from the sale of operating properties to pay down $395.5 million of secured and unsecured debt;

•	We paid $14.5 million of debt extinguishment costs; and

•	We made distributions to common shareholders and Common Unit holders of $137.1 million.

Management’s discussion of the cash flows for the year ended December 31, 2017, with comparison to the year ended December 31, 2018, was included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of December 31, 2019, we have outstanding letters of credit totaling $1.2 million, against which no amounts were advanced.

Contractual Obligations

The following table summarizes our contractual obligations based on contracts executed as of December 31, 2019.

($ in thousands)	Consolidated Long-term Debt and Interest[1]	Development Activity and Tenant Allowances[2]	Operating Ground Leases	Employment Contracts[3]	Total
2020	$50,122	$8,927	$1,777	$1,263	$62,089
2021	50,093	—	1,789	375	52,257
2022	223,743	—	1,815	—	225,558
2023	310,147	—	1,636	—	311,783
2024	29,609	—	1,600	—	31,209
Thereafter	751,997	—	70,554	—	822,551
Total	$1,415,711	$8,927	$79,171	$1,638	$1,505,447

____________________
1
Our long-term debt consists of both variable and fixed-rate debt and includes both principal and interest.  Interest expense for variable-rate debt was calculated using the interest rates as of December 31, 2019.

2	Tenant allowances include commitments made to tenants at our operating and under construction development project.
3	We have entered into employment agreements with certain members of senior management that have various expiration dates.

Obligations in Connection with Projects Under Construction

We are obligated under various completion guarantees with lenders and tenants to complete all or portions of a development project and tenant-specific spacescurrently under construction. We believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations or borrowings on our unsecured revolving credit facility.

In addition, we have provided a repayment guaranty on a $33.8 million construction loan with the development of Embassy Suites at the University of Notre Dame consistent with our 35% ownership interest. As of December 31, 2019, the current outstanding loan balance is $33.6 million, of which our share is $11.8 million.

Our share of estimated future costs for under construction and future developments and redevelopments is further discussed on page 58 in the "Short and Long-Term Liquidity Needs" section.

Outstanding Indebtedness

The following table presents details of outstanding consolidated indebtedness as of December 31, 2019 and 2018 adjusted for hedges:

($ in thousands)	December 31, 2019	December 31, 2018
Senior unsecured notes	$550,000	$550,000
Unsecured revolving credit facility	—	45,600
Unsecured term loans	250,000	345,000
Mortgage notes payable - fixed rate	297,472	534,679
Mortgage notes payable - variable rate	55,830	73,491
Net debt premiums and issuance costs, net	(6,722)	(5,469)
Total mortgage and other indebtedness	$1,146,580	$1,543,301

 Consolidated indebtedness, including weighted average maturities and weighted average interest rates at December 31, 2019, is summarized below:

($ in thousands)	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (in years)
Fixed rate debt[1]	$1,113,672	97%	3.94%	5.7
Variable rate debt	39,630	3%	3.68%	7.6
Net debt premiums and issuance costs, net	(6,722)	N/A	N/A	N/A
Total	$1,146,580	100%	3.93%	5.8

_______
1
Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of December 31, 2019, $266.2 million in variable rate debt is hedged for a weighted average of 3.0 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases.  Mortgage indebtedness is generally repaid in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness is based on LIBOR plus 160 basis points.  At December 31, 2019, the one-month LIBOR interest rate was 1.76%.  Fixed interest rates on mortgage loans range from 3.78% to 5.73%.

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

We had $1.1 billion of outstanding consolidated indebtedness as of December 31, 2019 (inclusive of net unamortized net debt premiums and issuance costs of $6.7 million). As of December 31, 2019, we were party to various consolidated interest rate hedge agreements totaling $266.2 million, with maturities over various terms through 2025. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $1.1 billion (97%) and $39.6 million (3%), respectively, of our total consolidated indebtedness at December 31, 2019.

We do not have any fixed rate debt scheduled to mature during 2020 or 2021.  A 100-basis point change in interest rates on our unhedged variable rate debt as of December 31, 2019 would change our annual cash flow by $0.4 million.  Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term LIBOR interest rates.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Parent Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Parent Company's management, including its Chief Executive Officer and Chief Financial Officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control – Integrated Framework, the Parent Company's management has concluded that its internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Operating Partnership's management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control – Integrated Framework, the Operating Partnership's management has concluded that its internal control over financial reporting was effective as of December 31, 2019.

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

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Trustees of Kite Realty Group Trust:

Opinion on Internal Control over Financial Reporting
We have audited Kite Realty Group Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Kite Realty Group Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2020, expressed an unqualified opinion thereon.

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
February 20, 2020

Report of Independent Registered Public Accounting Firm

The Partners of Kite Realty Group, L.P. and subsidiaries and the Board of Trustees of Kite Realty Group Trust:

Opinion on Internal Control over Financial Reporting
We have audited Kite Realty Group, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Kite Realty Group, L.P and subsidiaries (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Indianapolis, Indiana
February 20, 2020

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The information required by this Item is hereby incorporated by reference to the material appearing in our 2020 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end in accordance with Regulation 14A.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Kite Realty Group Trust, KRG Magellan, LLC and Inland Diversified Real Estate Trust, Inc., dated February 9, 2014	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.4	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.5	Description of Registrant's Securities	Filed herewith

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.5	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.6	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 26, 2019

10.7	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.8	Executive Employment Agreement, dated as of July 28, 2014, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.9	Executive Employment Agreement, dated as of August 6, 2014, by and between the Company and Scott E. Murray*	Incorporated by reference to Exhibit 10.8 the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2014.

10.10	Executive Employment Agreement, dated as of October 1, 2018, by and between Kite Realty Group Trust and Heath R. Fear*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 4, 2018

10.11	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Scott E. Murray*	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.16	Indemnification Agreement, dated as of November 5, 2018, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Heath R. Fear*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.17	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.18	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.19	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.20	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.21	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.22	Indemnification Agreement, dated as of November 3, 2008, by and between Kite Realty Group, L.P. and Darell E. Zink, Jr.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2008

10.23	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group, L.P. and Victor J. Coleman*	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Kite Realty Group Trust for the period ended December 31, 2012

10.24	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and Christie B. Kelly*	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2013

10.25	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and David R. O’Reilly*	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2013

10.26	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group, L.P. and Barton R. Peterson*	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Kite Realty Group Trust for the year ended December 31, 2013

10.27	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Lee A. Daniels*	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.28	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Gerald W. Grupe*	Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.29	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group, L.P., and Charles H. Wurtzebach*	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.30	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.31
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.32	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended September 30, 2005

10.33	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.34	Form of 2014 Outperformance LTIP Unit Award Agreement *	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.35	Form of 2016 Outperformance Plan LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 3, 2016

10.36	Kite Realty Group Trust 2013 Equity Incentive Plan, as amended and restated as of February 28, 2019 *	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 17, 2019

10.37	Form of Nonqualified Share Option Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.38	Form of Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.39	Schedule of Non-Employee Trustee Fees and Other Compensation*	Incorporated by reference to Exhibit 10.49 of the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 20, 2018

10.40	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust for the period ended June 30, 2006

10.41	Form of Performance Share Unit Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.38 of the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2017

10.42	Form of Performance Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.43	Form of Appreciation Only LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.44	Fifth Amended and Restated Credit Agreement, dated as of July 28, 2016, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

10.45	First Amended and Restated Springing Guaranty, dated as of July 28, 2016, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

10.46
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

10.48
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

10.49	Guaranty, dated as of April 30, 2012, by the Company and certain subsidiaries of the Operating Partnership party thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

10.50
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

KITE REALTY GROUP TRUST
(Registrant)

/s/ John A. Kite
John A. Kite
February 20, 2020	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ Heath R. Fear
Heath R. Fear
February 20, 2020	Executive Vice President and Chief Financial Officer
(Date)	(Principal Financial Officer)

KITE REALTY GROUP L.P. AND SUBSIDIARIES
(Registrant)

/s/ John A. Kite
John A. Kite
February 20, 2020	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ Heath R. Fear
Heath R. Fear
February 20, 2020	Executive Vice President and Chief Financial Officer
(Date)	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Kite	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	February 20, 2020
(John A. Kite)

/s/ William E. Bindley	Trustee	February 20, 2020
(William E. Bindley)

/s/ Victor J. Coleman	Trustee	February 20, 2020
(Victor J. Coleman)

/s/ Christie B. Kelly	Trustee	February 20, 2020
(Christie B. Kelly)

/s/ David R. O’Reilly	Trustee	February 20, 2020
(David R. O’Reilly)

/s/ Barton R. Peterson	Trustee	February 20, 2020
(Barton R. Peterson)

/s/ Lee A. Daniels	Trustee	February 20, 2020
(Lee A. Daniels)

/s/ Charles H. Wurtzebach	Trustee	February 20, 2020
(Charles H. Wurtzebach)

/s/ Heath R. Fear	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2020
(Heath R. Fear)

/s/ David E. Buell	Senior Vice President, Chief Accounting Officer	February 20, 2020
(David E. Buell)

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries

Index to Financial Statements

Page
Consolidated Financial Statements:

Kite Realty Group Trust:

Report of Independent Registered Public Accounting Firm	F-1

Kite Realty Group, L.P. and subsidiaries

Report of Independent Registered Public Accounting Firm	F-3

Kite Realty Group Trust:

Balance Sheets as of December 31, 2019 and 2018	F-4

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018, and 2017	F-5

Statements of Shareholders’ Equity for the Years Ended December 31, 2019, 2018, and 2017	F-6

Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017	F-7

Kite Realty Group, L.P. and subsidiaries
Balance Sheets as of December 31, 2019 and 2018	F-8

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018, and 2017	F-9

Statements of Partner's Equity for the Years Ended December 31, 2019, 2018, and 2017	F-10

Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017	F-11

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries:

Notes to Consolidated Financial Statements	F-12

Financial Statement Schedule:

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries:

Schedule III – Real Estate and Accumulated Depreciation	F-37

Notes to Schedule III	F-41

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of Kite Realty Group Trust:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group Trust (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Investment Property
Description of the Matter
At December 31, 2019, the Company’s net consolidated investment properties totaled $2.4 billion. As discussed in Note 2 of the consolidated financial statements, the Company’s investment properties are reviewed for impairment on a property-by-property basis on at least a quarterly basis, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Impairment losses for investment properties are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset.
Auditing management’s evaluation of investment properties for impairment was complex due to the significant estimation uncertainty in determining the estimated future undiscounted cash flows and fair value of investment properties where an indicator of potential impairment was identified. In particular, these estimates were sensitive to significant assumptions such as projected net operating income, anticipated hold period, expected capital expenditures and the capitalization rate used to estimate the property’s residual value, all of which can be affected by expectations about future market conditions, rental demand, and competition, as well as management’s intent to hold and operate the property over the term assumed in the analysis.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the Company’s process for evaluating investment properties for impairment, including controls over management’s review of the significant assumptions described above.
To test the Company’s evaluation of investment properties for impairment, we performed audit procedures that included, among others, assessing the methodologies, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analysis. We compared the significant assumptions used by management to historical actual results of the property, relevant observable market information for recent sales of comparable assets, real estate industry publications, current industry trends or other relevant factors. We also involved a valuation specialist to assist in evaluating certain assumptions. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the future undiscounted cash flows and fair value of certain properties that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.
Indianapolis, Indiana
February 20, 2020

Report of Independent Registered Public Accounting Firm

The Partners of Kite Realty Group, L.P. and subsidiaries and the Board of Trustees of Kite Realty Group Trust:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kite Realty Group, L.P. and subsidiaries (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, partner’s equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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
Indianapolis, Indiana
February 20, 2020

Kite Realty Group Trust
Consolidated Balance Sheets
($ in thousands, except share data)

	December 31, 2019	December 31, 2018
Assets:
Investment properties at cost:	$3,087,391	$3,641,120
Less: accumulated depreciation	(666,952)	(699,927)
	2,420,439	2,941,193

Cash and cash equivalents	31,336	35,376
Tenant and other receivables, including accrued straight-line rent of $27,256 and $31,347, respectively	55,286	58,059
Restricted cash and escrow deposits	21,477	10,130
Deferred costs, net	73,157	95,264
Prepaid and other assets	34,548	12,764
Investments in unconsolidated subsidiaries	12,644	13,496
Assets held for sale	—	5,731
Total Assets	$2,648,887	$3,172,013

Liabilities and Shareholders' Equity:
Mortgage and other indebtedness, net	$1,146,580	$1,543,301
Accounts payable and accrued expenses	69,817	85,934
Deferred revenue and other liabilities	90,180	83,632
Total Liabilities	1,306,577	1,712,867
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	52,574	45,743
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 83,963,369 and 83,800,886 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	840	838
Additional paid in capital	2,074,436	2,078,099
Accumulated other comprehensive loss	(16,283)	(3,497)
Accumulated deficit	(769,955)	(662,735)
Total Kite Realty Group Trust Shareholders' Equity	1,289,038	1,412,705
Noncontrolling Interest	698	698
Total Equity	1,289,736	1,413,403
Total Liabilities and Shareholders' Equity	$2,648,887	$3,172,013

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
($ in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Rental income	$308,399	$338,523	$346,444
Other property related revenue	6,326	13,138	11,998
Fee income	448	2,523	377
Total revenue	315,173	354,184	358,819
Expenses:
Property operating	45,575	50,356	49,643
Real estate taxes	38,777	42,378	43,180
General, administrative, and other	28,214	21,320	21,749
Depreciation and amortization	132,098	152,163	172,091
Impairment charges	37,723	70,360	7,411
Total expenses	282,387	336,577	294,074
Gains on sale of operating properties, net	38,971	3,424	15,160
Operating income	71,757	21,031	79,905
Interest expense	(59,268)	(66,785)	(65,702)
Income tax benefit of taxable REIT subsidiary	282	227	100
Loss on debt extinguishment	(11,572)	—
Equity in loss of unconsolidated subsidiary	(628)	(278)	—
Other expense, net	(573)	(646)	(415)
Consolidated net (loss) income	(2)	(46,451)	13,888
Net income attributable to noncontrolling interests	(532)	(116)	(2,014)
Net (loss) income attributable to Kite Realty Group Trust	(534)	(46,567)	11,874

Net (loss) income per common share – basic	$(0.01)	$(0.56)	$0.14
Net (loss) income per common share – diluted	$(0.01)	$(0.56)	$0.14

Weighted average common shares outstanding - basic	83,926,296	83,693,385	83,585,333
Weighted average common shares outstanding - diluted	83,926,296	83,693,385	83,690,418

Dividends declared per common share	$1.270	$1.270	$1.225

Consolidated net (loss) income	$(2)	$(46,451)	$13,888
Change in fair value of derivatives	(13,158)	(6,647)	3,384
Total comprehensive (loss) income	(13,160)	(53,098)	17,272
Comprehensive loss (income) attributable to noncontrolling interests	(160)	44	(2,092)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(13,320)	$(53,054)	$15,180

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2016	83,545,398	$835	$2,062,360	$(316)	$(419,305)	$1,643,574
Stock compensation activity	48,670	1	5,915	—	—	5,916
Other comprehensive income attributable to Kite Realty Group Trust	—		—	3,306	—	3,306
Distributions declared to common shareholders	—	—	—	—	(102,402)	(102,402)
Net income attributable to Kite Realty Group Trust	—	—	—	—	11,874	11,874
Acquisition of partner's noncontrolling interest in Fishers Station operating property			(3,750)	—	—	(3,750)
Exchange of redeemable noncontrolling interests for common shares	12,000	—	236	—	—	236
Adjustment to redeemable noncontrolling interests			6,657	—	—	6,657
Balances, December 31, 2017	83,606,068	$836	$2,071,418	$2,990	$(509,833)	$1,565,411
Stock compensation activity	163,318	2	5,695	—	—	5,697
Other comprehensive loss attributable to Kite Realty Group Trust	—		—	(6,487)	—	(6,487)
Distributions declared to common shareholders	—	—	—	—	(106,335)	(106,335)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(46,567)	(46,567)
Exchange of redeemable noncontrolling interests for common shares	31,500	—	561	—	—	561
Adjustment to redeemable noncontrolling interests	—	—	425	—	—	425
Balances, December 31, 2018	83,800,886	$838	$2,078,099	$(3,497)	$(662,735)	$1,412,705
Stock compensation activity	152,184	2	6,147	—	—	6,149
Other comprehensive loss attributable to Kite Realty Group Trust	—		—	(12,786)	—	(12,786)
Distributions declared to common shareholders	—	—	—	—	(106,686)	(106,686)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(534)	(534)
Exchange of redeemable noncontrolling interests for common shares	10,299	—	167	—	—	167
Adjustment to redeemable noncontrolling interests	—	—	(9,977)	—	—	(9,977)
Balances, December 31, 2019	83,963,369	$840	$2,074,436	$(16,283)	$(769,955)	$1,289,038

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities:
Consolidated net (loss) income	$(2)	$(46,451)	$13,888
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Gain on sale of operating properties	(38,971)	(3,424)	(15,160)
Impairment charge	37,723	70,360	7,411
Loss on debt extinguishment	11,572	—	—
Straight-line rent	(2,158)	(3,060)	(4,696)
Depreciation and amortization	134,860	156,107	174,625
Compensation expense for equity awards	5,375	4,869	5,988
Amortization of debt fair value adjustment	(1,467)	(2,630)	(2,913)
Amortization of in-place lease liabilities	(3,776)	(6,360)	(3,677)
Changes in assets and liabilities:
Tenant receivables	3,170	(642)	(3,442)
Deferred costs and other assets	(6,265)	(13,396)	(11,569)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(2,099)	(990)	(5,832)
Net cash provided by operating activities	137,962	154,383	154,623
Cash flow from investing activities:
Acquisitions of interests in properties	(58,205)	—	—
Capital expenditures, net	(53,278)	(59,304)	(72,433)
Net proceeds from sales of operating properties	529,417	218,387	76,075
Change in construction payables	(542)	(777)	(4,276)
Capital contribution to unconsolidated joint venture	(798)	(9,973)	(1,400)
Net cash provided by (used in) investing activities	416,594	148,333	(2,034)
Cash flow from financing activities:
Proceeds from issuance of common shares, net	350	76	28
Repurchases of common shares upon the vesting of restricted shares	(533)	(350)	(835)
Acquisition of partner's interest in Fishers Station operating property	—	—	(3,750)
Loan proceeds	75,000	399,500	97,700
Loan transaction costs	—	(5,208)	(357)
Loan payments	(470,515)	(551,379)	(128,800)
Debt extinguishment costs	(14,455)	—	—
Distributions paid – common shareholders	(133,258)	(106,316)	(101,128)
Distributions paid – redeemable noncontrolling interests	(3,838)	(3,716)	(3,922)
Acquisition of partners' interests in Territory joint venture	—	(21,993)	(8,261)
Net cash used in financing activities	(547,249)	(289,386)	(149,325)
Increase in cash, cash equivalents, and restricted cash	7,307	13,330	3,264
Cash, cash equivalents, and restricted cash beginning of year	45,506	32,176	28,912
Cash, cash equivalents, and restricted cash end of year	$52,813	$45,506	$32,176
Supplemental disclosures
Cash paid for interest, net of capitalized interest	$60,534	$67,998	$68,819
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
($ in thousands, except unit data)

	December 31, 2019	December 31, 2018
Assets:
Investment properties at cost:	$3,087,391	$3,641,120
Less: accumulated depreciation	(666,952)	(699,927)
	2,420,439	2,941,193

Cash and cash equivalents	31,336	35,376
Tenant and other receivables, including accrued straight-line rent of $27,256 and $31,347, respectively	55,286	58,059
Restricted cash and escrow deposits	21,477	10,130
Deferred costs, net	73,157	95,264
Prepaid and other assets	34,548	12,764
Investments in unconsolidated subsidiaries	12,644	13,496
Asset held for sale	—	5,731
Total Assets	$2,648,887	$3,172,013

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,146,580	$1,543,301
Accounts payable and accrued expenses	69,817	85,934
Deferred revenue and other liabilities	90,180	83,632
Total Liabilities	1,306,577	1,712,867
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	52,574	45,743
Partners Equity:
Parent Company:
Common equity, 83,963,369 and 83,800,886 units issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1,305,321	1,416,202
Accumulated other comprehensive loss	(16,283)	(3,497)
Total Partners Equity	1,289,038	1,412,705
Noncontrolling Interests	698	698
Total Equity	1,289,736	1,413,403
Total Liabilities and Equity	$2,648,887	$3,172,013

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
($ in thousands, except unit and per unit data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Rental income	$308,399	$338,523	$346,444
Other property related revenue	6,326	13,138	11,998
Fee income	448	2,523	377
Total revenue	315,173	354,184	358,819
Expenses:
Property operating	45,575	50,356	49,643
Real estate taxes	38,777	42,378	43,180
General, administrative, and other	28,214	21,320	21,749
Depreciation and amortization	132,098	152,163	172,091
Impairment charge	37,723	70,360	7,411
Total expenses	282,387	336,577	294,074
Gain on sale of operating properties, net	38,971	3,424	15,160
Operating income	71,757	21,031	79,905
Interest expense	(59,268)	(66,785)	(65,702)
Income tax benefit of taxable REIT subsidiary	282	227	100
Loss on debt extinguishment	(11,572)	—	—
Equity in loss of unconsolidated subsidiaries	(628)	(278)	—
Other expense, net	(573)	(646)	(415)
Consolidated net (loss) income	(2)	(46,451)	13,888
Net income attributable to noncontrolling interests	(528)	(1,151)	(1,733)
Net (loss) income attributable to common unitholders	$(530)	$(47,602)	$12,155

Allocation of net (loss) income:
Limited Partners	$4	$(1,035)	$281
Parent Company	(534)	(46,567)	11,874
	$(530)	$(47,602)	$12,155

Net (loss) income per unit - basic	$(0.01)	$(0.56)	$0.14
Net (loss) income per unit - diluted	$(0.01)	$(0.56)	$0.14

Weighted average common units outstanding - basic	86,027,409	85,740,449	85,566,272
Weighted average common units outstanding - diluted	86,027,409	85,740,449	85,671,358

Distributions declared per common unit	$1.270	$1.270	$1.225

Consolidated net (loss) income	$(2)	$(46,451)	$13,888
Change in fair value of derivatives	(13,158)	(6,647)	3,384
Total comprehensive (loss) income	(13,160)	(53,098)	17,272
Comprehensive income attributable to noncontrolling interests	(528)	(1,151)	(1,733)
Comprehensive (loss) income attributable to common unitholders	$(13,688)	$(54,249)	$15,539

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partner's Equity
($ in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive (Loss) Income
Balances, December 31, 2016	$1,643,890	$(316)	$1,643,574
Stock compensation activity	5,916	—	5,916
Other comprehensive income attributable to Parent Company	—	3,306	3,306
Distributions declared to Parent Company	(102,402)	—	(102,402)
Net income attributable to Parent Company	11,874	—	11,874
Acquisition of partner's interest in Fishers Station operating property	(3,750)	—	(3,750)
Conversion of Limited Partner Units to shares of the Parent Company	236	—	236
Adjustment to redeemable noncontrolling interests	6,657	—	6,657
Balances, December 31, 2017	$1,562,421	$2,990	$1,565,411
Stock compensation activity	5,697	—	5,697
Other comprehensive loss attributable to Parent Company	—	(6,487)	(6,487)
Distributions declared to Parent Company	(106,335)	—	(106,335)
Net loss attributable to Parent Company	(46,567)	—	(46,567)
Conversion of Limited Partner Units to shares of the Parent Company	561	—	561
Adjustment to redeemable noncontrolling interests	425	—	425
Balances, December 31, 2018	$1,416,202	$(3,497)	$1,412,705
Stock compensation activity	6,149	—	6,149
Other comprehensive loss attributable to Parent Company	—	(12,786)	(12,786)
Distributions declared to Parent Company	(106,686)	—	(106,686)
Net loss attributable to Parent Company	(534)	—	(534)
Conversion of Limited Partner Units to shares of the Parent Company	167	—	167
Adjustment to redeemable noncontrolling interests	(9,977)	—	(9,977)
Balances, December 31, 2019	$1,305,321	$(16,283)	$1,289,038

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities:
Consolidated net (loss) income	$(2)	$(46,451)	$13,888
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Gain on sale of operating properties, net of tax	(38,971)	(3,424)	(15,160)
Impairment charge	37,723	70,360	7,411
Loss on debt extinguishment	11,572	—	—
Straight-line rent	(2,158)	(3,060)	(4,696)
Depreciation and amortization	134,860	156,107	174,625
Compensation expense for equity awards	5,375	4,869	5,988
Amortization of debt fair value adjustment	(1,467)	(2,630)	(2,913)
Amortization of in-place lease liabilities	(3,776)	(6,360)	(3,677)
Changes in assets and liabilities:
Tenant receivables	3,170	(642)	(3,442)
Deferred costs and other assets	(6,265)	(13,396)	(11,569)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(2,099)	(990)	(5,832)
Net cash provided by operating activities	137,962	154,383	154,623
Cash flow from investing activities:
Acquisitions of interests in properties	(58,205)	—	—
Capital expenditures, net	(53,278)	(59,304)	(72,433)
Net proceeds from sales of operating properties	529,417	218,387	76,075
Change in construction payables	(542)	(777)	(4,276)
Capital contribution to unconsolidated joint venture	(798)	(9,973)	(1,400)
Net cash provided by (used in) investing activities	416,594	148,333	(2,034)
Cash flow from financing activities:
Contributions from the Parent Company	350	76	28
Distributions to the Parent Company for repurchases of common shares upon the vesting of restricted shares	(533)	(350)	(835)
Acquisition of partner's interest in Fishers Station operating property	—	—	(3,750)
Loan proceeds	75,000	399,500	97,700
Loan transaction costs	—	(5,208)	(357)
Loan payments	(470,515)	(551,379)	(128,800)
Debt extinguishment costs	(14,455)	—	—
Distributions paid – common unitholders	(133,258)	(106,316)	(101,128)
Distributions paid – redeemable noncontrolling interests	(3,838)	(3,716)	(3,922)
Acquisition of partners' interests in Territory joint venture	—	(21,993)	(8,261)
Net cash used in financing activities	(547,249)	(289,386)	(149,325)
Increase in cash, cash equivalents, and restricted cash	7,307	13,330	3,264
Cash, cash equivalents, and restricted cash beginning of year	45,506	32,176	28,912
Cash, cash equivalents, and restricted cash end of year	$52,813	$45,506	$32,176
Supplemental disclosures
Cash paid for interest, net of capitalized interest	$60,534	$67,998	$68,819
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019
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

The Parent Company is the sole general partner of the Operating Partnership, and as of December 31, 2019 owned approximately 97.5% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.5% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At December 31, 2019, we owned interests in 90 operating and redevelopment properties totaling approximately 17.4 million square feet. We also owned one development project under construction as of this date. Of the 90 properties, 87 are consolidated in these financial statements, and the remaining three are accounted for under the equity method.

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

Components of Investment Properties

The Company’s investment properties as of December 31, 2019 and December 31, 2018 were as follows:

($ in thousands)	Balance at
	December 31, 2019	December 31, 2018
Investment properties, at cost:
Land, buildings and improvements	$3,038,412	$3,600,743
Furniture, equipment and other	7,775	7,741
Construction in progress	41,204	32,636
	$3,087,391	$3,641,120

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of December 31, 2019, we owned investments in two joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $55.8 million, which were secured by assets of the VIEs totaling $114.1 million.  The Operating Partnership guarantees the debt of these VIEs.

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

Embassy Suites at the University of Notre Dame

In December 2017, we formed a new joint venture with an unrelated third party to develop and own an Embassy Suites full-service hotel next to our Eddy Street Commons operating property at the University of Notre Dame. We contributed $1.4 million of cash to the joint venture in return for a 35% ownership interest in the venture. The joint venture has entered into a $33.8 million construction loan, against which $33.6 million was drawn as of December 31, 2019. The joint venture is not considered a VIE. We are accounting for the joint venture under the equity method as both members have substantive participating rights and we do not control the activities of the venture.

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

Impairment

Management reviews operational and development projects, land parcels and intangible assets for impairment on a property-by-property basis on at least a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review for possible impairment requires certain assumptions, estimates, and significant judgment. Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. The evaluation of impairment is subject to certain management assumptions including projected net operating income, anticipated hold period, expected capital expenditures and the capitalization rate used to estimate the property's residual value. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.

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

Restricted Cash and Escrow Deposits

Escrow deposits consist of cash held for real estate taxes, property maintenance, insurance and other requirements at specific properties as required by lending institutions and certain municipalities. In addition, escrow deposits include $13.2 million of proceeds from the sale of an operating property to be utilized to acquire a potential asset in a tax-deferred exchange.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.  From time to time, such investments may temporarily be held in accounts that are in excess of FDIC and SIPC insurance limits; however the Company attempts to limit its exposure at any one time.

The following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Cash and cash equivalents	31,336	35,376	24,082
Restricted cash and escrow deposits	21,477	10,130	8,094
Total cash, cash equivalents, restricted cash, and escrow deposits	$52,813	$45,506	$32,176

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

Note 6 to the Financial Statements includes a discussion of the fair values recorded when we recognized impairment charges in 2019, 2018 and 2017. Level 3 inputs to these transactions include our estimations of disposal values.

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

Changes in the fair values of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.  Gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedged transaction.  As of December 31, 2019 and 2018, all of our derivative instruments qualify for hedge accounting.

Revenue Recognition

As a lessor of real estate assets, the Company retains substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.

Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue.  Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements.  Overage rent is included in rental income in the accompanying consolidated statements of operations for the year ended December 31, 2019. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies that may affect the collection of outstanding receivables. These receivables are reduced for credit loss that is recognized as a reduction to rental income. We regularly evaluate the collectibility of these lease-related receivables by analyzing past due account balances and consider such facts as the credit quality of our customer, historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the collectibility of rental income. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

We recognize the sale of real estate when control transfers to the buyer.  As part of our ongoing business strategy, we will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Net gains realized on such sales were $0.2 million, $3.1 million, and $5.2 million for the years ended December 31, 2019, 2018, and 2017, respectively, and are classified as other property related revenue in the accompanying consolidated statements of operations.

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

 The provision for revenues deemed uncollectible, represented 1.1%, 1.0%, 0.8% of total revenues in each of the years ended December 31, 2019, 2018 and 2017.

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

Total billed receivables due from tenants leasing space in the states of Florida, Indiana, and Texas, consisted of the following as of December 31, 2019 and 2018:

	As of December 31, 2019
	2019	2018
Florida	36%	56%
Indiana	19%	14%
Texas	7%	3%

For the years ended December 31, 2019, 2018, and 2017, the Company's revenue recognized from tenants leasing space in the states of Florida, Indiana, and Texas, were as follows:

	Year Ended December 31,
	2019	2018	2017
Florida	25%	25%	24%
Indiana	16%	15%	14%
Texas	14%	12%	13%

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; appreciation only LTIP units, and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the years ended December 31, 2019, 2018 and 2017 were 2.1 million, 2.0 million and 2.0 million, respectively.

Less than 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit because their impact was not dilutive for each of the twelve months ended December 31, 2019, 2018 and 2017. In addition, Limited Partner Units, appreciation only LTIP units, and deferred common share units are excluded from the computation of diluted earnings per share due to the net loss position in 2018 and 2019.

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

Our tax return for the year ended December 31, 2019 has not been filed. The taxability information presented for our dividends paid in 2019 is based upon management's estimate. Consequently, the taxability of dividends is subject to change. A summary of the tax characterization of the dividends paid by the Parent Company for the years ended December 31, 2019, 2018, and 2017 is as follows:

	2019	2018	2017
Ordinary income	29.7%	56.0%	65.2%
Return of capital	35.2%	44.0%	24.3%
Capital gains	35.1%	—%	10.5%
Balance, end of year	100.0%	100.0%	100.0%

Operating Partnership

The allocated share of income and loss, other than the operations of our taxable REIT subsidiary, is included in the income tax returns of the Operating Partnership's partners. Accordingly, the only U.S. federal income taxes included in the accompanying consolidated financial statements are in connection with the taxable REIT subsidiary.

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the years ended December 31, 2019, 2018, and 2017 were as follows:

($ in thousands)	2019	2018	2017
Noncontrolling interests balance January 1	$698	$698	$692
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	—	—	6
Distributions to noncontrolling interests	—	—	—
Noncontrolling interests balance at December 31	$698	$698	$698

Redeemable Noncontrolling Interests – Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At December 31, 2019, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balance was accordingly adjusted to redemption value. At December 31, 2018, the redemption value of the redeemable noncontrolling interests in the Operating Partnership did not exceed the historical book value, and the balance was accordingly adjusted to historical book value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the years ended December 31, 2019, 2018, and 2017, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Year Ended December 31,
	2019	2018	2017
Parent Company’s weighted average interest in Operating Partnership	97.6%	97.6%	97.7%
Limited partners' weighted average interests in Operating Partnership	2.4%	2.4%	2.3%

At December 31, 2019, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.5% and 2.5%. At December 31, 2018, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.6% and 2.4%.

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

There were 2,110,037 and 2,035,349 Limited Partner Units outstanding as of December 31, 2019 and 2018, respectively. The increase in Limited Partner Units outstanding from December 31, 2018 is due primarily to non-cash compensation awards made to our executive officers.

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

We classify the remainder of the redeemable noncontrolling interests in a subsidiary in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of December 31, 2019 and 2018, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the years ended December 31, 2019, 2018, and 2017 were as follows:

($ in thousands)	2019	2018	2017
Redeemable noncontrolling interests balance January 1	$45,743	$72,104	$88,165
Net income allocable to redeemable noncontrolling interests	532	116	2,009
Distributions declared to redeemable noncontrolling interests	(3,191)	(3,788)	(4,155)
Payment for partial redemption of redeemable noncontrolling interests	—	(22,461)	(8,261)
Other, net including adjustments to redemption value	9,490	(228)	(5,654)
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31	$52,574	$45,743	$72,104

Limited partners' interests in Operating Partnership	$42,504	$35,673	$39,573
Other redeemable noncontrolling interests in certain subsidiaries	10,070	10,070	32,531
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31	$52,574	$45,743	$72,104

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2017 and 2018 have been reclassified to conform to the 2019 consolidated financial statement presentation.  The reclassifications had no impact on the net income previously reported.

Effects of Accounting Pronouncements

Adoption of New Standards

Leases

On January 1, 2019. we adopted Accounting Standards Update ("ASU") ASU 2016-02, Leases, using the modified retrospective approach along with electing the package of practical expedients. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making certain changes to lessor accounting, including the accounting for sales-type and direct financing leases. For leases with a term of one year or less, the Company made an accounting policy election by underlying asset to not recognize lease liabilities and right-of-use (ROU) assets, and expenses for these short-term leases is immaterial for all periods presented.

The practical expedients include the following:

•The Company did not reassess whether any expired or existing contracts are or contain leases;
•The Company did not reassess the lease classification of any expired or existing leases;
•The Company did not reassess initial direct costs for any existing leases; and

•	The Company elected to not separate non-lease components, such as common area maintenance, of a contract from the leases to which they relate when specific criteria are met.

The new leasing standard also amended ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 340-40, incremental costs of obtaining a contract are recognized as an asset if the entity expects to recover them. Certain costs that were previously capitalized as a leasing cost no longer meet the requirements for capitalization under the new leasing standard. The Company capitalized $5.4 million less in leasing costs during the year ended December 31, 2019 as compared to the prior year.

Note 9 to the Financial Statements includes a discussion of the lease rental income and expense for the year ended December 31, 2019 and future rental income and expense to be received or paid under non-cancelable operating leases.

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

New Standards Issued but Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses." The ASU sets forth a "current expected credit loss" (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets. Receivables arising from operating leases are not within the scope of this standard, but rather, are accounted for in accordance with the Leases standard. The new standard is effective for the Company beginning with the first quarter of 2020 and will not have a material impact on the Company's consolidated financial statements.

Note 3. Share-Based Compensation

Overview

The Company's 2013 Equity Incentive Plan (the "Plan"), as amended and restated as of February 28, 2019, authorizes options to acquire common shares and other share-based compensation awards to be granted to employees and trustees for up to an additional 3,000,000 common share equivalents of the Company.  The Company accounts for its share-based compensation in accordance with the fair value recognition provisions provided under Topic 718—“Stock Compensation” in the Accounting Standards Codification.

The total share-based compensation expense, net of amounts capitalized, included in general and administrative expenses for the years ended December 31, 2019, 2018, and 2017 was $5.3 million, $4.9 million, and $5.8 million, respectively.  For the years ended December 31, 2019, 2018, and 2017, total share-based compensation cost capitalized for development activities was $1.1 million, $1.7 million, and $1.7 million, respectively. The Company recognizes forfeitures as they occur.

As of December 31, 2019, there were 2,665,383 shares and units available for grant under the Plan.

Share Options

Pursuant to the Plan, the Company may periodically grant options to purchase common shares at an exercise price equal to the grant date fair value of the Company's common shares.  Granted options typically vest over a five year period and expire 10 years from the grant date.  The Company issues new common shares upon the exercise of options.

A summary of option activity under the Plan as of December 31, 2019, and changes during the year then ended, is presented below:

($ in thousands, except share and per share data)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2019			60,567	$17.08
Granted			—	—
Exercised			(33,375)	14.48
Expired			—	—
Forfeited			(3,125)	17.00
Outstanding at December 31, 2019	$12	1.13	24,067	$20.25
Exercisable at December 31, 2019	$12	1.13	24,067	$20.25
Exercisable at December 31, 2018			60,567	$17.08

There were no options granted in 2019, 2018 or 2017.

The aggregate intrinsic value of the 33,375 and 3,125 options exercised during the years ended December 31, 2019 and 2018 was $86,000 and $23,000, respectively. There were no options exercised in 2017.

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

The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2019 and changes during the year then ended:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding at January 1, 2019	313,288	$18.99
Shares granted	154,440	15.84
Shares forfeited	(8,457)	17.63
Shares vested	(138,269)	19.74
Restricted shares outstanding at December 31, 2019	321,002	$17.19

The following table summarizes the restricted share grants and vestings during the years ended December 31, 2019, 2018, and 2017:

($ in thousands, except share and per share data)	Number of Restricted Shares Granted	Weighted Average Grant Date Fair Value per share	Fair Value of Restricted Shares Vested
2019	154,440	$15.84	$2,270
2018	202,043	15.35	2,038
2017	85,150	22.15	2,529

As of December 31, 2019, there was $3.9 million of total unrecognized compensation cost related to restricted shares granted under the Plan, which is expected to be recognized in the consolidated statements of operations over a weighted-average period of 1.26 years.  We expect to incur $1.8 million of this expense in 2020, $1.4 million in 2021, $0.6 million in 2022, and the remainder in 2023.

Performance Awards

In 2016, the Compensation Committee established overall target values for incentive compensation for each executive officer, with 40% of the target value being granted in the form of time-based awards and the remaining 60% being granted in the form of performance awards.

In 2017, the Compensation Committee awarded each of the four named executive officers a three-year performance award in the form of PSUs. The PSUs may be earned over a three-year performance period from January 1, 2017 to December 31, 2019. The performance criteria will be based 50% on the absolute TSR achieved by the Company over the three-year measurement period and 50% on the relative TSR achieved by the Company measured against a peer group over the three-year measurement period. The total number of PSUs issued to the executive officers was based on a target value of $2.0 million, but may be earned in a range from 0% to 200% of the target value depending on our absolute TSR over the measurement period and our relative TSR over the measurement period in relation to the peer group. Approximately 73,000 PSU's were earned based upon the Company's performance on the relative TSR measurement.

In 2018, the Compensation Committee awarded each of the four named executive officers a three-year performance award in the form of PSUs. The PSUs may be earned over a three-year performance period from January 1, 2018 to December 31, 2020. The performance criteria will be based 60% on the relative TSR achieved by the Company measured against a peer group over the three-year measurement period and 40% on the achievement of a defined funds available for distribution ("FAD"). The total number of PSUs issued to the executive officers was based upon a target value of $2.4 million, but may be earned in a range of 0% to 200% of the target. Additionally, any PSUs earned based on the achievement of the pre-established FAD goals will be subject to adjustment (either up or down 25%) based on the Company's absolute TSR over the three-year measurement period.

The 2018 and 2017 PSUs were valued at an aggregate value of $2.2 million and $2.2 million, respectively, utilizing a Monte Carlo simulation.  We expect to incur $0.7 million of this expense in 2020 and less than $0.1 million in 2021.

Restricted Units

Time-based restricted unit awards were made on a discretionary basis in 2017, 2018, and 2019 based on review of each prior year's performance.

The following table summarizes the activity for time-based restricted unit awards for the year ended December 31, 2019:

	Number of Restricted Units	Weighted Average Grant Date Fair Value per unit
Restricted units outstanding at January 1, 2019	124,662	$17.60
Restricted units granted	84,987	14.11
Restricted units vested	(45,633)	18.10
Restricted units outstanding at December 31, 2019	164,016	$15.65

The following table summarizes the time-based restricted unit grants and vestings during the years ended December 31, 2019, 2018, and 2017:

($ in thousands, except unit and per unit data)	Number of Restricted Units Granted	Weighted Average Grant Date Fair Value per Unit	Fair Value of Restricted Units Vested
2019	84,987	$14.11	$749
2018	92,019	13.16	1,924
2017	44,490	23.22	1,516

As of December 31, 2019, there was $1.5 million of total unrecognized compensation cost related to restricted units granted under the Plan, which is expected to be recognized in the consolidated statements of operations over a weighted-average period of 0.98 years.  We expect to incur $1.0 million of this expense in 2020, $0.5 million in 2021, and the remainder in 2022.

AO LTIP Units

During 2019, in connection with its annual review of executive compensation and as described in the table below, the Compensation Committee of the Company's Board of Trustees approved an aggregate grant of AO LTIP Units (the “awards”) to the Company’s executive officers under the Plan.

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

The AO LTIP Units were valued using a Monte Carlo simulation, and the resulting total compensation expense of $3.7 million is being amortized over three years. We recognized $1.0 million of compensation expense in 2019. We expect to incur $1.2 million of this expense in 2020, $1.2 million of this expense in 2021, and the remainder in 2022.

Note 4. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. At December 31, 2019 and 2018, deferred costs consisted of the following:

($ in thousands)	2019	2018
Acquired lease intangible assets	$60,862	$81,852
Deferred leasing costs and other	62,109	69,870
	122,971	151,722
Less—accumulated amortization	(49,814)	(56,307)
Subtotal	$73,157	$95,415
Less - asset held for sale	—	(151)
Total	73,157	95,264

The estimated net amounts of amortization from acquired lease intangible assets for each of the next five years and thereafter are as follows:

($ in thousands)	Amortization of above market leases	Amortization of acquired lease intangible assets	Total
2020	$926	$4,846	$5,772
2021	681	3,872	4,553
2022	446	3,184	3,630
2023	424	2,463	2,887
2024	401	1,912	2,313
Thereafter	1,343	15,207	16,550
Total	$4,221	$31,484	$35,705

Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

($ in thousands)	For the year ended December 31,
	2019	2018	2017
Amortization of deferred leasing costs, lease intangibles and other	$14,239	$18,648	$22,960
Amortization of above market lease intangibles	1,200	2,553	4,025

Note 5. Deferred Revenue, Intangibles, Net and Other Liabilities

Deferred revenue and other liabilities consist of the unamortized fair value of below market lease liabilities recorded in connection with purchase accounting, retainage payables for development and redevelopment projects, tenant rent payments received in advance of the month in which they are due, and lease liabilities recorded upon adoption of ASU 2016-02.  The amortization of below market lease liabilities is recognized as revenue over the remaining life of the leases (including option periods for leases with below market renewal options) through 2046.  Tenant rent payments received in advance are recognized as revenue in the period to which they apply, which is typically the month following their receipt.

At December 31, 2019 and 2018, deferred revenue, intangibles, net and other liabilities consisted of the following:

($ in thousands)	2019	2018
Unamortized in-place lease liabilities	$50,072	$69,501
Retainages payable and other	2,254	2,489
Tenant rents received in advance	10,839	11,642
Lease liabilities	27,015	—
Total	$90,180	$83,632

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $5.0 million, $8.9 million and $7.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The estimated net amounts of amortization of in-place lease liabilities and the increasing effect on minimum rent for each of the next five years and thereafter is as follows:

($ in thousands)
2020	$3,192
2021	2,973
2022	2,772
2023	2,584
2024	2,474
Thereafter	36,077
Total	$50,072

Note 6. Disposals of Operating Properties and Impairment Charges

In February 2019, the Company announced a plan to market and sell up to $500 million in non-core assets as part of a program designed to improve the Company's portfolio quality, reduce its leverage, and focus operations on markets where the Company believes it can gain scale and generate attractive risk-adjusted returns.

During the year ended December 31, 2019, we sold twenty-three operating properties for aggregate gross proceeds of $543.8 million. The following summarizes our 2019 operating property dispositions:

Property Name	MSA	Disposition Date
Whitehall Pike	Bloomington, IN	March 2019
Beechwood Promenade	Athens, GA	April 2019
Village at Bay Park	Green Bay, WI	May 2019
Lakewood Promenade	Jacksonville, FL	May 2019
Palm Coast Landing	Palm Coast, FL	May 2019
Lowe's - Perimeter Woods	Charlotte, NC	May 2019
Cannery Corner	Las Vegas, NV	June 2019
Temple Terrace	Tampa, FL	June 2019
University Town Center	Oklahoma City, OK	June 2019
Gainesville Plaza	Gainesville, FL	July 2019
Bolton Plaza	Jacksonville, FL	July 2019
Eastgate Plaza	Las Vegas, NV	July 2019
Burnt Store	Punta Gorda, FL	July 2019
Landstown Commons	Virginia Beach, VA	August 2019
Lima Marketplace	Fort Wayne, IN	September 2019
Hitchcock Plaza	Aiken, SC	September 2019
Merrimack Village Center	Manchester, NH	September 2019
Publix at Acworth	Atlanta, GA	October 2019
The Centre at Panola	Atlanta, GA	October 2019
Beacon Hill	Crown Point, IN	October 2019
Bell Oaks Centre	Evansville, IN	November 2019
South Elgin Commons	Chicago, IL	December 2019
Boulevard Crossing	Kokomo, IN	December 2019

The Company recorded a net gain of $39.0 million as a result of the 2019 disposal activity.

During 2019, in connection with the preparation and review of the financial statements for the applicable periods, we evaluated a total of seven operating properties for impairment and recorded a cumulative $37.7 million impairment charge due to changes in facts and circumstances underlying the Company's expected future hold period of these properties. A shortening of the expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of these properties. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of these assets given the new holding period, leading to the charge. We estimated the fair value using the market approach by utilizing recent sales offers without adjustment. We compared the estimate aggregate fair value of $176 million to the carrying values, which resulted in the recording of the non-cash impairment charge of $37.7 million for the year ended December 31, 2019.

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

During 2018, in connection with the preparation and review of the financial statements for the applicable periods, we evaluated a total of seven operating properties and land previously held for development for impairment and recorded a cumulative $70.4 million impairment charge due to changes in facts and circumstances underlying the Company's expected future hold period of these properties and decision to not move forward with development of the land. A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of these properties. We concluded the estimated undiscounted cash flows over the expected holding period did not exceed the carrying value of these assets given the new holding period, leading to the charge. We estimated the fair value using the market approach by utilizing recent sales offers without adjustment. We compared the estimated aggregate fair value of $130.2 million to the carrying values, which resulted in the recording of the non-cash impairment charges totaling $70.4 million for the year ended December 31, 2018.

As of December 31, 2018, the Company classified its Whitehall Pike operating property as held for sale. This asset was sold in March 2019.

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

The results of all the operating properties sold in 2019, 2018, and 2017 are not included in discontinued operations in the accompanying statements of operations as none of the operating properties individually, nor in the aggregate, represent a strategic shift that has had or will have a material effect on our operations or financial results.

Note 7. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of December 31, 2019 and 2018:

($ in thousands)	As of December 31, 2019
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior Unsecured Notes—Fixed Rate
Maturing at various dates from September 2023 through September 2027; interest rates ranging from 4.00% to 4.57% at December 31, 2019	$550,000	$—	$(4,231)	$545,769
Unsecured Revolving Credit Facility
Matures April 2022[1]; borrowing level up to $583.4 million available at December 31, 2019; interest at LIBOR + 1.15% or 2.91% at December 31, 2019	—	—	(2,625)	(2,625)
Unsecured Term Loans
Matures October 2025; interest at LIBOR + 2.00% or 3.76% at December 31, 2019	250,000	—	(1,859)	248,141
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates from April 2022 through June 2030; interest rates ranging from 3.78% to 5.73% at December 31, 2019	297,472	2,176	(40)	299,608
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing in February 2022; interest at LIBOR + 1.60% or 3.36% at December 31, 2019	55,830	—	(143)	55,687
Total mortgage and other indebtedness	$1,153,302	$2,176	$(8,898)	$1,146,580

($ in thousands)	As of December 31, 2018
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior Unsecured Notes—Fixed Rate
Maturing at various dates from September 2023 through September 2027; interest rates ranging from 4.00% to 4.57% at December 31, 2018	$550,000	$—	$(4,864)	$545,136
Unsecured Revolving Credit Facility
Matures April 2022[1]; borrowing level up to $449.5 million available at December 31, 2018; interest at LIBOR + 1.15%[2] or 3.65% at December 31, 2018	45,600	—	(3,796)	41,804
Unsecured Term Loans
$95 million matures July 2021; interest at LIBOR + 1.30%[2] or 3.80% at December 31, 2018; $250 million matures October 2025; interest at LIBOR + 2.00% or 4.50% at December 31, 2018	345,000	—	(2,470)	342,530
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates from September 2020 through June 2030; interest rates ranging from 3.78% to 6.78% at December 31, 2018	534,679	6,566	(584)	540,661
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing at various dates February 2022 through June 2025; interest at LIBOR + 1.50%-1.60%, ranging from 4.00% to 4.10% at December 31, 2018	73,491	—	(321)	73,170
Total mortgage and other indebtedness	$1,548,770	$6,566	$(12,035)	$1,543,301

____________________
1	The Company can extend the maturity date for two additional periods of six months each, subject to certain conditions.
2
The interest rates on our unsecured revolving credit facility and unsecured term loan varied at certain parts of the year due to provisions in the agreement and the amendment and restatement of the agreement.

The one month LIBOR interest rate was 1.76% and 2.50% as of December 31, 2019 and 2018, respectively.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include the following amounts of amortization of debt issuance costs as a component of interest expense:

($ in thousands)	For the year ended December 31,
	2019	2018	2017
Amortization of debt issuance costs	$2,762	$3,944	$2,534

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

The Amendment extends the scheduled maturity date of the Credit Facility from July 28, 2020 to April 22, 2022 (which maturity date may be extended for up to two additional periods of six months at the Operating Partnership’s option subject to certain conditions). Among other things, the Amendment also improves the Operating Partnership’s leverage ratio calculation by changing the definition of capitalization rate to six and one-half percent (6.5%) from six and three-fourths percent (6.75%), which increases the Operating Partnership’s total asset value as calculated under the Amended Credit Agreement

On October 25, 2018, the Operating Partnership entered into a Term Loan Agreement (the “Agreement”) with KeyBank National Association, as Administrative Agent (the “Agent”), and the other lenders party thereto, providing for an unsecured term loan facility of up to $250 million (the “Term Loan”). The Term Loan ranks pari passu with the Operating Partnership’s existing $600 million unsecured revolving credit facility documented in the Operating Partnership’s Fifth Amended and Restated Credit Agreement, dated as of July 28, 2016, as amended (the “Existing Credit Agreement”), and other unsecured indebtedness of the Operating Partnership.

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

As of December 31, 2019, there was no balance outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $1.2 million, against which no amounts were advanced as of December 31, 2019.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of December 31, 2019, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.4 billion. Taking into account outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $583.4 million available under our Credit Facility for future borrowings as of December 31, 2019.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of December 31, 2019, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of December 31, 2019, we were in compliance with all such covenants.

Mortgage Loans

Mortgage loans are secured by certain real estate and in some cases by guarantees from the Operating Partnership, and are generally due in monthly installments of interest and principal and mature over various terms through 2030.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of December 31, 2019:

($ in thousands)	Scheduled Principal Payments	Term Maturities	Total
2020	$2,226	$—	$2,226
2021	2,303	—	2,303
2022	1,043	178,877	179,920
2023	806	256,517	257,323
2024	854	—	854
Thereafter	5,576	705,100	710,676
	$12,808	$1,140,494	$1,153,302
Unamortized net debt premiums and issuance costs, net			(6,722)
Total			$1,146,580

Other Debt Activity

For the year ended December 31, 2019, we had total new borrowings of $75.0 million and total repayments of $470.5 million.  In addition to the items mentioned above, the components of this activity were as follows:

•	We retired sixteen fixed-rate secured loans and one variable-rate secured loan for $250.9 million in connection with the sale of operating properties;

•	We repaid $120.6 million on the Credit Facility using proceeds from the sale of operating properties;

•	We borrowed $30.0 million on the Credit Facility to fund the acquisition of the Pan Am Plaza Garage;

•	We borrowed $45.0 million on the Credit Facility to fund development activities, redevelopment activities, tenant improvement costs, and other working capital needs; and

•	We made scheduled principal payments on indebtedness during the year totaling $4.1 million.

The amount of interest capitalized in 2019, 2018, and 2017 was $1.9 million, $1.8 million, and $3.1 million, respectively.

Fair Value of Fixed and Variable Rate Debt

As of December 31, 2019, the estimated fair value of fixed rate debt was $864.0 million compared to the book value of$847.5 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.19% to 3.78%.  As of December 31, 2019, the estimated fair value of variable rate debt was $307.6 million compared to the book value of $305.8 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.39% to 3.47%.

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

As of December 31, 2019, we were party to various cash flow derivative agreements with notional amounts totaling $266.2 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2025.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.68%.

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

We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of December 31, 2019 and December 31, 2018, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of December 31, 2019, the estimated fair value of our interest rate derivatives represented a liability of $16.8 million, including accrued interest of $0.1 million.  As of December 31, 2019, this balance is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2018 the estimated fair value of our interest rate derivatives was a net liability of $3.5 million, including accrued interest receivable of $0.1 million.  As of December 31, 2018, $3.6 million is reflected in prepaid and other assets and $7.1 million is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $0.6 million was reclassified as an increase to earnings during the year ended December 31, 2019. Approximately $0.8 million and $2.5 million was reclassified as a reduction to earnings during the years ended December 31, 2018 and 2017, respectively. As the interest payments on our derivatives are made over the next 12 months, we estimate the increase to interest expense to be $1.5 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 9. Lease Information

Rental Income

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

From a lessor perspective, the new accounting guidance adopted in 2019 remained mostly similar to legacy GAAP as the Company elected the practical expedient to not separate non-lease components from lease components. This election resulted in a change on the Company's consolidated statements of operations as the Company no longer presents minimum rents and tenant reimbursements as separate amounts because the Company now accounts for these amounts as a single combined lease component, rental income, on the basis of the lease component being the predominant component of the contract. As such, non-lease components, including common area maintenance reimbursements that are of a fixed nature are recognized on a straight-line basis over the term of the lease. Further, bad debt, which has previously been recorded in property operating expenses, has now been classified as a contra-revenue account in rental income in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2019.

The Company recognized the following lease rental income for the year ended December 31, 2019:

($ in thousands)
Year Ended December 31, 2019
Fixed Contractual Lease Payments - Operating Leases	$244,666
Variable Lease Payments - Operating Leases	57,748
Straight-Line Rent Adjustment	2,209
Amortization of In-Place Lease Liabilities, net	3,776
Total	$308,399

The weighted average remaining term of the lease agreements is approximately 4.5 years.  During the years ended December 31, 2019, 2018, and 2017, the Company earned overage rent of $1.3 million, $1.2 million, and $1.1 million, respectively.

As of December 31, 2019, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease payments, are as follows:

($ in thousands)
2020	$219,020
2021	203,858
2022	176,630
2023	144,709
2024	114,560
Thereafter	394,986
Total	$1,253,763

Commitments under Ground Leases

As of December 31, 2019, we are obligated under nine ground leases for approximately 47 acres of land. Most of these ground leases require fixed annual rent payments.  The expiration dates of the remaining initial terms of these ground leases range from 2023 to 2092 with a weighted-average remaining term of 52.2 years.  Certain of these leases have five- to ten-year extension options ranging in total from 20 to 25 years.

Upon adoption of the Leases standard, the Company did not recognize value during the option period for the right-of-use assets and lease liabilities as it was not probable the extension options will be exercised. Upon adoption, the Company recorded a right of use asset of $27.0 million and corresponding liability of $27.3 million. The right of use asset is included in prepaid and other assets and the lease liability is included in deferred revenue and other liabilities. This value was determined utilizing an estimate of our incremental borrowing rate that was specific to each lease based upon the term and underlying asset. These rates ranged from 3.93% to 6.33% with a weighted-average incremental borrowing rate of 5.86%.

Ground lease expense incurred by the Company on these operating leases for the years ended December 31, 2019, 2018, and 2017 was $1.8 million, $1.7 million, and $1.7 million, respectively. The Company made payments of $1.7 million for the year ended December 31, 2019, of which the majority was included in operating cash flows.

Future minimum lease payments due under ground leases for the next five years ending December 31 and thereafter are as follows:

($ in thousands)
2020	$1,777
2021	1,789
2022	1,815
2023	1,636
2024	1,600
Thereafter	70,554
Total	$79,171

Note 10. Shareholders’ Equity

Common Equity

Our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the fourth quarter of 2019. This distribution was paid on December 27, 2019 to common shareholders and Common Unit holders of record as of December 20, 2019.

For the years ended December 31, 2019, 2018 and 2017, we declared cash distributions of $1.270, $1.270, and $1.225 respectively per common share and Common Units.

Accrued but unpaid distributions on common shares and units was $27.3 million as of December 31, 2018 and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Dividend Reinvestment and Share Purchase Plan

We maintain a Dividend Reinvestment and Share Purchase Plan, which offers investors the option to invest all or a portion of their common share dividends in additional common shares.  Participants in this plan are also able to make optional cash investments with certain restrictions.

Note 11. Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2019 and 2018.

($ in thousands, except per share data)	Quarter Ended March 31, 2019	Quarter Ended June 30, 2019	Quarter Ended September 30, 2019	Quarter Ended December 31, 2019
Total revenue	$83,515	$81,480	$74,943	$75,265
Gain (loss) on sale of operating properties, net	6,587	24,092	(5,714)	14,005
Operating income (loss)	22,976	17,318	1,316	30,186
Consolidated net income (loss)	5,988	(1,697)	(20,117)	15,855
Net income (loss) attributable to Kite Realty Group Trust common shareholders	5,715	(1,796)	(19,735)	15,314
Net income (loss) per common share – basic and diluted	0.07	(0.02)	(0.24)	0.18
Weighted average Common Shares outstanding - basic	83,843,681	83,938,961	83,960,841	83,960,045
Weighted average Common Shares outstanding - diluted	84,034,097	83,938,961	83,960,841	84,478,245

($ in thousands, except per share data)	Quarter Ended March 31, 2018	Quarter Ended June 30, 2018	Quarter Ended September 30, 2018	Quarter Ended December 31, 2018
Total revenue	$89,763	$91,736	$85,747	$86,937
Gain (loss) on sale of operating properties, net	500	7,829	(177)	(4,725)
Operating income (loss)	(1,532)	15,771	20,549	(13,757)
Consolidated net income (loss)	(17,997)	(1,062)	4,317	(31,709)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	(17,917)	(1,366)	3,938	(31,221)
Net income (loss) per common share – basic and diluted	(0.21)	(0.02)	0.05	(0.37)
Weighted average Common Shares outstanding - basic	83,629,669	83,672,896	83,706,704	83,762,664
Weighted average Common Shares outstanding - diluted	83,629,669	83,672,896	83,767,655	83,762,664

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

In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame consistent with our 35% ownership interest. As of December 31, 2019, the current outstanding loan balance is $33.6 million, of which our share is $11.8 million.

As of December 31, 2019, we had outstanding letters of credit totaling $1.2 million.  At that date, there were no amounts advanced against these instruments.

Note 13. Related Parties and Related Party Transactions

Subsidiaries of the Company provide certain management, construction management and other services to certain entities owned by certain members of the Company’s management.  During each of the years ended December 31, 2019, 2018 and 2017, we earned less than $0.1 million, from entities owned by certain members of management.

We reimburse an entity owned by certain members of our management for certain travel and related services.  During the years ended December 31, 2019, 2018 and 2017, we paid $0.8 million, $0.5 million and $0.3 million, respectively, to this related entity.

Note 14. Acquisitions

In 2019, we acquired one retail operating property for $29.0 million and one parking garage for $29.5 million. The fair value of the real estate and other assets acquired were primarily determined using the income approach. The income approach required us to make assumptions about market leasing rates, tenant-related costs, discount rates, and disposal values. The estimates of fair value primarily relied upon Level 2 and Level 3 inputs, as previously defined.

The results of operations for each of the properties acquired during the year ended December 31, 2019 have been included in operations since their respective dates of acquisition.

The following table summarizes the estimation of the fair value of assets acquired and liabilities assumed for the properties acquired in 2019:

($ in thousands)

Investment properties, net	$56,393
Lease-related intangible assets, net	2,458
Other assets	320
Total acquired assets	59,171

Accounts payable and accrued expenses	595
Deferred revenue and other liabilities	371
Total assumed liabilities	966

Fair value of acquired net assets	$58,205

The leases at the acquired properties had a weighted average remaining life at acquisition of approximately 5.6 years.

The range of the most significant Level 3 assumptions utilized in determining the value of the real estate and related assets acquired are as follows:

	Low	High
Net rental rate per square foot - Anchors	$11.00	$12.96
Net rental rate per square foot - Small Shops	$6.33	$32.00
Discount rate	9.0%	9.0%

We did not acquire any properties in 2018 or 2017.

Note 15. Subsequent Events

Dividend Declaration

On February 12, 2020, our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the first quarter of 2020. This distribution is expected to be paid on or about April 3, 2020 to common shareholders and Common Unit holders of record as of March 27, 2020.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Schedule III
Consolidated Real Estate and Accumulated Depreciation

($ in thousands)		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties
12th Street Plaza *	$—	$2,624	$13,293	$—	$749	$2,624	$14,042	$16,666	$4,224	1978/2003	2012
54th & College *	—	2,672	—	—	—	2,672	—	2,672	—	2008	NA
Bayonne Crossing	42,940	47,809	44,246	—	916	47,809	45,162	92,971	10,589	2011	2014
Bayport Commons *	—	7,005	20,648	—	2,090	7,005	22,738	29,743	7,438	2008	NA
Belle Isle *	—	9,130	41,426	—	4,635	9,130	46,061	55,191	10,085	2000	2015
Bridgewater Marketplace *	—	3,407	8,668	—	620	3,407	9,288	12,695	3,387	2008	NA
Burlington Coat Factory *	—	29	2,773	—	6	29	2,779	2,808	1,774	1992/2000	2000
Castleton Crossing *	—	9,761	29,309	—	1,019	9,761	30,328	40,089	8,288	1975	2013
Chapel Hill Shopping Center	18,250	—	35,072	—	1,344	—	36,416	36,416	7,538	2001	2015
City Center *	—	20,565	180,235	—	4,472	20,565	184,708	205,273	38,513	2018	2014
Centennial Center	70,455	58,960	72,704	—	1,243	58,960	73,947	132,907	21,115	2002	2014
Centennial Gateway	23,962	5,305	48,969	—	67	5,305	49,035	54,340	10,425	2005	2014
Centre Point Commons	14,410	2,918	22,372	—	113	2,918	22,485	25,403	4,952	2007	2014
Cobblestone Plaza *	—	11,221	45,526	—	1,386	11,221	46,912	58,133	12,508	2011	NA
Colonial Square *	—	7,521	18,566	—	2,160	7,521	20,726	28,247	4,211	2010	2014
Colleyville Downs *	—	5,446	38,534	—	1,755	5,446	40,289	45,735	10,594	2014	2015
Cool Creek Commons *	—	6,062	13,374	—	2,704	6,062	16,078	22,140	6,520	2005	NA
Cool Springs Market *	—	12,644	22,870	40	6,414	12,684	29,285	41,969	8,464	1995	2013
Crossing at Killingly Commons *	—	21,999	34,806	—	191	21,999	34,996	56,995	8,687	2010	2014
Delray Marketplace	55,830	18,750	87,353	1,284	5,801	20,034	93,155	113,189	21,103	2013	NA
DePauw University Bookstore & Café	—	64	663	—	45	64	708	772	369	2012	NA
Draper Crossing *	—	9,054	27,156	—	663	9,054	27,819	36,873	6,855	2012	2014
Draper Peaks *	—	11,498	47,093	522	3,886	12,020	50,980	63,000	9,570	2012	2014
Eastern Beltway Center	34,100	23,221	45,659	—	3,993	23,221	49,652	72,873	9,644	1998/2006	2014
Eastgate Pavilion *	—	8,026	18,067	—	1,235	8,026	19,302	27,328	8,449	1995	2004
Eddy Street Commons	—	1,900	36,762	—	2,071	1,900	38,833	40,733	12,771	2009	NA
Estero Town Commons *	—	8,973	9,953	—	976	8,973	10,930	19,903	3,701	2006	NA
Fishers Station *	—	4,008	15,773	—	82	4,008	15,854	19,862	4,603	2018	NA

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties (continued)
Geist Pavilion *	$—	$1,368	$8,449	$—	$2,355	$1,368	$10,804	$12,172	$4,594	2006	NA
Greyhound Commons *	—	2,629	794	—	861	2,629	1,655	4,284	860	2005	NA
Holly Springs Towne Center *	—	12,319	46,589	—	3,964	12,319	50,553	62,872	10,524	2013	NA
Holly Springs Towne Center - Phase II *	—	11,910	49,212	—	1,345	11,910	50,557	62,467	6,185	2016	NA
Hunters Creek Promenade *	—	8,335	12,674	179	1,137	8,514	13,810	22,324	3,211	1994	2013
Indian River Square *	—	5,100	6,304	1,100	1,566	6,200	7,870	14,070	2,974	1997/2004	2005
International Speedway Square *	—	7,769	15,362	—	9,424	7,769	24,786	32,555	15,352	1999	NA
King's Lake Square *	—	4,519	15,630	—	1,696	4,519	17,326	21,845	8,309	1986/2014	2003
Kingwood Commons *	—	5,715	30,894	—	253	5,715	31,148	36,863	10,083	1999	2013
Lake City Commons	—	3,415	10,242	—	365	3,415	10,608	14,023	2,941	2008	2014
Lake City Commons - Phase II *	—	1,277	2,086	—	16	1,277	2,102	3,379	411	2011	2014
Lake Mary Plaza	—	1,413	8,719	—	89	1,413	8,808	10,221	1,781	2009	2014
Lithia Crossing *	—	3,065	9,983	—	6,061	3,065	16,044	19,109	5,846	1994/2003	2011
Market Street Village *	—	9,764	16,323	—	2,947	9,764	19,270	29,034	7,871	1970/2004	2005
Miramar Square	31,625	26,492	30,820	389	6,728	26,880	37,548	64,428	8,205	2008	2014
Mullins Crossing *	—	10,582	42,150	—	6,260	10,582	48,410	58,992	12,175	2005	2014
Naperville Marketplace	—	5,364	11,396	—	233	5,364	11,629	16,993	3,973	2008	NA
Nora Plaza		3,790	21,329	—	1,750	3,790	23,079	26,868	526	2004	2019
Northcrest Shopping Center	—	4,044	33,704	—	1,109	4,044	34,812	38,856	6,913	2008	2014
Northdale Promenade *	—	1,718	27,242	—	135	1,718	27,377	29,095	11,180	2017	NA
Oleander Place *	—	863	5,935	—	285	863	6,220	7,083	2,157	2012	2011
Parkside Town Commons - Phase I *	—	3,108	42,194	(60)	788	3,047	42,982	46,029	9,496	2015	N/A
Parkside Town Commons - Phase II *	—	20,722	66,766	—	7,476	20,722	74,242	94,964	12,211	2017	N/A
Perimeter Woods *	—	8,993	26,879	—	821	8,993	27,700	36,693	5,729	2008	2014
Pine Ridge Crossing *	—	5,640	17,024	—	3,963	5,640	20,988	26,628	7,659	1994	2006
Plaza at Cedar Hill *	—	5,782	36,781	—	11,308	5,782	48,089	53,871	20,688	2000	2004
Pleasant Hill Commons	—	3,350	10,094	—	375	3,350	10,469	13,819	2,850	2008	2014
Portofino Shopping Center *	—	4,754	75,254	—	18,066	4,754	93,319	98,073	26,149	1999	2013
Publix at Woodruff *	—	1,783	6,352	—	878	1,783	7,230	9,013	3,205	1997	2012
Rampart Commons	9,495	1,136	42,808	—	554	1,136	43,362	44,498	9,591	2018	2014
Rangeline Crossing *	—	2,006	18,367	—	663	2,006	19,030	21,036	7,125	1986/2013	NA

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties (continued)
Riverchase Plaza *	$—	$3,889	$11,404	$—	$1,123	$3,889	$12,527	$16,416	$4,956	1991/2001	2006
Rivers Edge *	—	5,647	31,358	—	1,938	5,647	33,295	38,942	10,285	2011	2008
Saxon Crossing	11,400	3,764	16,782	—	597	3,764	17,380	21,144	4,393	2009	2014
Shoppes at Plaza Green *	—	3,749	23,853	—	1,844	3,749	25,697	29,446	8,837	2000	2012
Shoppes of Eastwood *	—	1,688	8,969	—	502	1,688	9,471	11,159	3,221	1997	2013
Shops at Eagle Creek *	—	4,550	8,844	—	5,197	4,550	14,041	18,591	5,630	1998	2003
Shops at Julington Creek	4,785	2,372	7,189	—	347	2,372	7,536	9,908	1,289	2011	2014
Shops at Moore	21,300	6,284	23,375	—	1,606	6,284	24,981	31,265	4,743	2010	2014
Silver Springs Pointe	—	7,580	3,602	—	1,712	7,580	5,313	12,893	1,352	2001	2014
Stoney Creek Commons *	—	628	3,700	—	5,913	628	9,613	10,241	3,617	2000	NA
Sunland Towne Centre *	—	14,774	21,026	—	5,039	14,774	26,066	40,840	11,097	1996	2004
Tarpon Bay Plaza *	—	4,273	23,096	—	5,056	4,273	28,152	32,425	8,259	2007	NA
The Corner	14,750	3,772	24,642	—	22	3,772	24,663	28,435	5,206	2008	2014
The Landing at Tradition *	—	18,505	46,226	—	536	18,505	46,762	65,267	9,080	2007	2014
Toringdon Market *	—	5,448	9,523	—	542	5,448	10,065	15,513	3,019	2004	2013
Traders Point *	—	9,443	36,433	—	2,838	9,443	39,271	48,714	16,843	2005	NA
Traders Point II *	—	2,376	6,107	—	1,164	2,376	7,271	9,647	3,086	2005	NA
Tradition Village Center *	—	3,140	14,842	—	566	3,140	15,408	18,548	3,273	2006	2014
Waterford Lakes Village *	—	2,317	6,388	—	571	2,317	6,960	9,277	2,956	1997	2004
Waxahachie Crossing	—	1,411	15,644	—	155	1,411	15,798	17,209	3,051	2010	2014
Westside Market *	—	4,194	17,606	—	536	4,194	18,142	22,336	3,104	2013	2014

Total Operating Properties	353,302	619,105	2,090,834	3,452	181,911	622,557	2,272,745	2,895,302	604,449

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Office Properties
Thirty South *	$—	$1,643	$9,600	$—	$21,860	$1,643	$31,461	$33,104	$12,752	1905/2002	2001
Pan Am Plaza Garage *	—	—	29,536	—	276	—	29,813	29,813	3,551	1986	2019
Union Station Parking Garage *	—	904	2,650	—	1,832	904	4,482	5,386	1,903	1986	2001

Total Office Properties	—	2,547	41,787	—	23,969	2,547	65,756	68,303	18,205

Development and Redevelopment Properties

Courthouse Shadows *	—	4,999	8,182	—	—	4,999	8,182	13,181	2,339	NA	NA
Eddy Street Commons - Phase II		2,209	4,394	—	—	2,209	4,394	6,603	40	NA	NA
Glendale Town Center*	—	1,494	43,832	—	3,011	1,494	46,843	48,337	32,221	NA	NA
Hamilton Crossing Centre*	—	5,549	10,326	—	—	5,549	10,326	15,875	4,226	NA	NA
The Corner *	—	304	3,681	—	155	304	3,836	4,140	—	NA	NA

Total Development and Redevelopment Properties	—	14,556	70,414	—	3,166	14,556	73,580	88,136	38,826

Other **

Bridgewater Marketplace *	—	2,139	—	—	—	2,139	—	2,139	—	NA	NA
Landstown - Fulton Bank Pad	—	930	—	—	—	930	—	930	—	2007	2014
KRG Development	—	—	885	—	—	—	885	885	66	NA	NA
KRG New Hill *	—	5,957	—	—	—	5,957	—	5,957	—	NA	NA
KRG Peakway	—	7,444	—	—	—	7,444	—	7,444	—	NA	NA
Pan Am Plaza	—	10,521	—	—	—	10,521	—	10,521	—	NA	NA

Total Other	—	26,990	885	—	—	26,990	885	27,875	66

Line of credit/Term Loan/Unsecured notes	800,000	—	—	—	—	—	—	—	—	NA	NA

Grand Total	$1,153,302	$663,198	$2,203,919	$3,452	$209,046	$666,650	$2,412,966	$3,079,616	$661,546

____________________
*	This property or a portion of the property is included as an unencumbered asset used in calculating our line of credit borrowing base.
**
This category generally includes land held for development.  We also have certain additional land parcels at our development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation
($ in thousands)

Note 1. Reconciliation of Investment Properties

The changes in investment properties of the Company for the years ended December 31, 2019, 2018, and 2017 are as follows:

	2019	2018	2017
Balance, beginning of year	$3,633,376	$3,949,431	$3,988,819
Acquisitions	57,494	—	—
Improvements	52,713	68,349	78,947
Impairment	(56,948)	(73,198)	(10,897)
Disposals	(607,019)	(311,206)	(107,438)
Balance, end of year	$3,079,616	$3,633,376	$3,949,431

The unaudited aggregate cost of investment properties for U.S. federal tax purposes as of December 31, 2019 was $2.3 billion.

Note 2. Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company for the years ended December 31, 2019, 2018, and 2017 are as follows:

	2019	2018	2017
Balance, beginning of year	$695,012	$660,276	$556,851
Depreciation expense	117,216	132,662	148,346
Impairment	(19,226)	(2,838)	(3,494)
Disposals	(131,456)	(95,088)	(41,427)
Balance, end of year	$661,546	$695,012	$660,276

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