Form 10-Q
period 2020-03-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2020-05-07
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:	001-32268	Kite Realty Group Trust
Commission File Number:	333-202666-01	Kite Realty Group, L.P.

Kite Realty Group Trust
Kite Realty Group, L.P.
(Exact Name of Registrant as Specified in its Charter)

Maryland		(Kite Realty Group Trust)		11-3715772
Delaware		(Kite Realty Group, L.P.)		20-1453863
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

30 S. Meridian Street	Suite 1100	Indianapolis	Indiana	46204
(Address of principal executive offices)				(Zip code)

Telephone:	317	577-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	KRG	New York Stock Exchange
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
The number of Common Shares of Kite Realty Group Trust outstanding as of May 1, 2020 was 84,117,813 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of March 31, 2020 owned approximately 97.4% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.6% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

3

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED March 31, 2020

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets:
Investment properties at cost:	$3,091,565	$3,087,391
Less: accumulated depreciation	(687,592)	(666,952)
	2,403,973	2,420,439

Cash and cash equivalents	343,893	31,336
Tenant and other receivables, including accrued straight-line rent of $25,487 and $27,256, respectively	49,850	55,286
Restricted cash and escrow deposits	21,739	21,477
Deferred costs, net	69,520	73,157
Prepaid and other assets	36,345	34,548
Investments in unconsolidated subsidiaries	12,085	12,644
Total Assets	$2,937,405	$2,648,887

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,446,488	$1,146,580
Accounts payable and accrued expenses	109,352	69,817
Deferred revenue and other liabilities	83,292	90,180
Total Liabilities	1,639,132	1,306,577
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	44,744	52,574
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 84,114,704 and 83,963,369 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	841	840
Additional paid in capital	2,081,480	2,074,436
Accumulated other comprehensive loss	(32,450)	(16,283)
Accumulated deficit	(797,040)	(769,955)
Total Kite Realty Group Trust Shareholders' Equity	1,252,831	1,289,038
Noncontrolling Interest	698	698
Total Equity	1,253,529	1,289,736
Total Liabilities and Shareholders' Equity	$2,937,405	$2,648,887

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019

Revenue:
Rental income	$65,527	$82,358
Other property related revenue	4,281	1,055
Fee income	104	102
Total revenue	69,912	83,515
Expenses:
Property operating	10,801	11,431
Real estate taxes	8,934	10,206
General, administrative, and other	6,926	6,777
Depreciation and amortization	31,468	34,635
Impairment charges	—	4,077
Total expenses	58,129	67,126
Gain on sale of operating properties, net	1,043	6,587
Operating income	12,826	22,976
Interest expense	(12,293)	(16,459)
Income tax benefit of taxable REIT subsidiary	104	82
Equity in loss of unconsolidated subsidiaries	(403)	(427)
Other expense, net	(104)	(184)
Net income	130	5,988
Net income attributable to noncontrolling interests	(204)	(273)
Net (loss) income attributable to Kite Realty Group Trust	$(74)	$5,715

Net income per common share – basic & diluted	$0.00	$0.07

Weighted average common shares outstanding - basic	84,023,090	83,843,681
Weighted average common shares outstanding - diluted	84,023,090	84,034,997

Cash dividends declared per common share	$0.3175	$0.3175

Consolidated net income	$130	$5,988
Change in fair value of derivatives	(16,571)	(5,057)
Total comprehensive (loss) income	(16,441)	931
Comprehensive loss (income) attributable to noncontrolling interests	200	(146)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(16,241)	$785

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2019	83,963,369	$840	$2,074,436	$(16,283)	$(769,955)	$1,289,038
Stock compensation activity	151,335	1	266	—	—	267
Other comprehensive loss attributable to Kite Realty Group Trust	—		—	(16,167)	—	(16,167)
Distributions declared to common shareholders	—	—	—	—	(27,011)	(27,011)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(74)	(74)
Adjustment to redeemable noncontrolling interests	—	—	6,778	—	—	6,778
Balances, March 31, 2020	84,114,704	841	2,081,480	(32,450)	(797,040)	1,252,831

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2018	83,800,886	$838	$2,078,099	$(3,497)	$(662,735)	$1,412,705
Stock compensation activity	102,022	1	1,160	—	—	1,161
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(4,930)	—	(4,930)
Distributions declared to common shareholders	—	—	—	—	(26,672)	(26,672)
Net income attributable to Kite Realty Group Trust	—	—	—	—	5,715	5,715
Exchange of redeemable noncontrolling interests for common shares	7,500	—	127	—	—	127
Adjustment to redeemable noncontrolling interests	—	—	(1,282)	—	—	(1,282)
Balances, March 31, 2019	83,910,408	839	2,078,104	(8,427)	(683,692)	1,386,824

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities:
Consolidated net income	$130	$5,988
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	2,546	(663)
Depreciation and amortization	32,051	35,303
Gain on sale of operating properties	(1,043)	(6,587)
Impairment charge	—	4,077
Compensation expense for equity awards	1,024	1,283
Amortization of debt fair value adjustment	(111)	(547)
Amortization of in-place lease liabilities	(598)	(1,045)
Changes in assets and liabilities:
Tenant receivables	2,627	3,728
Deferred costs and other assets	(4,793)	(5,056)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(9,960)	(4,171)
Net cash provided by operating activities	21,873	32,310
Cash flow from investing activities:
Acquisitions of interests in properties	—	(29,286)
Capital expenditures	(13,178)	(11,549)
Net proceeds from sales of land	5,490	—
Net proceeds from sales of operating properties	—	13,098
Change in construction payables	594	(1,963)
Net cash used in investing activities	(7,094)	(29,700)
Cash flow from financing activities:
Proceeds from issuance of common shares, net	21	25
Repurchases of common shares upon the vesting of restricted shares	(1,002)	(328)
Loan proceeds	300,000	60,000
Loan payments	(549)	(1,159)
Distributions paid – common shareholders	(298)	(53,263)
Distributions paid – redeemable noncontrolling interests	(132)	(1,441)
Net cash provided by financing activities	298,040	3,834
Net change in cash, cash equivalents, and restricted cash	312,819	6,444
Cash, cash equivalents, and restricted cash beginning of period	52,813	45,506
Cash, cash equivalents, and restricted cash end of period	$365,632	$51,950

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	March 31, 2020	December 31, 2019
Assets:
Investment properties at cost:	$3,091,565	$3,087,391
Less: accumulated depreciation	(687,592)	(666,952)
	2,403,973	2,420,439

Cash and cash equivalents	343,893	31,336
Tenant and other receivables, including accrued straight-line rent of $25,487 and $27,256, respectively	49,850	55,286
Restricted cash and escrow deposits	21,739	21,477
Deferred costs, net	69,520	73,157
Prepaid and other assets	36,345	34,548
Investments in unconsolidated subsidiaries	12,085	12,644
Total Assets	$2,937,405	$2,648,887

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,446,488	$1,146,580
Accounts payable and accrued expenses	109,352	69,817
Deferred revenue and other liabilities	83,292	90,180
Total Liabilities	1,639,132	1,306,577
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	44,744	52,574
Partners Equity:
Parent Company:
Common equity, 84,114,704 and 83,963,369 units issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,285,281	1,305,321
Accumulated other comprehensive loss	(32,450)	(16,283)
Total Partners Equity	1,252,831	1,289,038
Noncontrolling Interests	698	698
Total Equity	1,253,529	1,289,736
Total Liabilities and Equity	$2,937,405	$2,648,887

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2020	2019

Revenue:
Rental income	$65,527	$82,358
Other property related revenue	4,281	1,055
Fee income	104	102
Total revenue	69,912	83,515
Expenses:
Property operating	10,801	11,431
Real estate taxes	8,934	10,206
General, administrative, and other	6,926	6,777
Depreciation and amortization	31,468	34,635
Impairment charge	—	4,077
Total expenses	58,129	67,126
Gain on sale of operating properties, net	1,043	6,587
Operating income	12,826	22,976
Interest expense	(12,293)	(16,459)
Income tax benefit of taxable REIT subsidiary	104	82
Equity in loss of unconsolidated subsidiaries	(403)	(427)
Other expense, net	(104)	(184)
Net income	130	5,988
Net income attributable to noncontrolling interests	(132)	(132)
Net (loss) income attributable to common unitholders	$(2)	$5,856

Allocation of net (loss) income:
Limited Partners	$72	$141
Parent Company	(74)	5,715
	$(2)	$5,856

Net income attributable to common unitholders	$0.00	$0.07

Weighted average common units outstanding - basic	86,200,410	85,912,080
Weighted average common units outstanding - diluted	86,200,410	86,102,496

Distributions declared per common unit	$0.3175	$0.3175

Consolidated net income	$130	$5,988
Change in fair value of derivatives	(16,571)	(5,057)
Total comprehensive (loss) income	(16,441)	931
Comprehensive income attributable to noncontrolling interests	(132)	(132)
Comprehensive (loss) income attributable to common unitholders	$(16,573)	$799

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2019	$1,305,321	$(16,283)	$1,289,038
Stock compensation activity	267	—	267
Other comprehensive loss attributable to Parent Company	—	(16,167)	(16,167)
Distributions declared to Parent Company	(27,011)	—	(27,011)
Net loss attributable to Parent Company	(74)	—	(74)
Adjustment to redeemable noncontrolling interests	6,778	—	6,778
Balances March 31, 2020	1,285,281	(32,450)	1,252,831

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2018	$1,416,202	$(3,497)	$1,412,705
Stock compensation activity	1,161	—	1,161
Other comprehensive loss attributable to Parent Company	—	(4,930)	(4,930)
Distributions declared to Parent Company	(26,672)	—	(26,672)
Net income	5,715	—	5,715
Conversion of Limited Partner Units to shares of the Parent Company	127	—	127
Adjustment to redeemable noncontrolling interests	(1,282)	—	(1,282)
Balances, March 31, 2019	1,395,251	(8,427)	1,386,824

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities:
Consolidated net income	$130	$5,988
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	2,546	(663)
Depreciation and amortization	32,051	35,303
Gain on sales of operating properties	(1,043)	(6,587)
Impairment charge	—	4,077
Compensation expense for equity awards	1,024	1,283
Amortization of debt fair value adjustment	(111)	(547)
Amortization of in-place lease liabilities	(598)	(1,045)
Changes in assets and liabilities:
Tenant receivables	2,627	3,728
Deferred costs and other assets	(4,793)	(5,056)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(9,960)	(4,171)
Net cash provided by operating activities	21,873	32,310
Cash flow from investing activities:
Acquisitions of interests in properties	—	(29,286)
Capital expenditures	(13,178)	(11,549)
Net proceeds from sales of land	5,490	—
Net proceeds from sales of operating properties	—	13,098
Change in construction payables	594	(1,963)
Net cash used in investing activities	(7,094)	(29,700)
Cash flow from financing activities:
Contributions from the General Partner	21	25
Repurchases of common shares upon the vesting of restricted shares	(1,002)	(328)
Loan proceeds	300,000	60,000
Loan payments	(549)	(1,159)
Distributions paid – common unitholders	(298)	(53,263)
Distributions paid – redeemable noncontrolling interests	(132)	(1,441)
Net cash provided by financing activities	298,040	3,834
Net change in cash, cash equivalents, and restricted cash	312,819	6,444
Cash, cash equivalents, and restricted cash beginning of period	52,813	45,506
Cash, cash equivalents, and restricted cash end of period	$365,632	$51,950

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2020
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

The Parent Company is the sole general partner of the Operating Partnership, and as of March 31, 2020 owned approximately 97.4% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.6% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At March 31, 2020, we owned interests in 90 operating and redevelopment properties totaling approximately 17.4 million square feet. We also owned one development project under construction as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2019.

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

Components of Investment Properties

The composition of the Company’s investment properties as of March 31, 2020 and December 31, 2019 was as follows:

	Balance at
	March 31, 2020	December 31, 2019
Investment properties, at cost:
Land, buildings and improvements	$3,039,875	$3,038,412
Furniture, equipment and other	7,907	7,775
Construction in progress	43,783	41,204
	$3,091,565	$3,087,391

Components of Rental Income including Allowance for Uncollectible Accounts

The Company recognized the following lease rental income for the three months ended March 31, 2020 and 2019:

	2020	2019
Fixed Contractual Lease Payments - Operating Leases	55,345	65,539
Variable Lease Payments - Operating Leases	12,102	15,111
Straight-Line Rent Adjustment	358	663
Straight-Line Rent Reserve for Uncollectibility	(2,876)	—
Amortization of In-Place Lease Liabilities, net	598	1,045
Total	65,527	82,358

The Company must make estimates as to the collectibility of its accounts receivable. An allowance for uncollectible accounts, including future credit losses of the accrued straight-line rent receivables, is maintained for estimated losses resulting from the inability of certain tenants to meet contractual obligations under their lease agreements.

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of March 31, 2020, we owned investments in two joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $55.7 million, which were secured by assets of the VIEs totaling $114.8 million.  The Operating Partnership guarantees the debts of these VIEs.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
Noncontrolling interests balance January 1	$698	$698
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	—	—
Noncontrolling interests balance at March 31	$698	$698

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At March 31, 2020, the redemption value of the redeemable noncontrolling interests did not exceed the historical book value, and the balance was accordingly adjusted to historical book value. At December 31, 2019, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three months ended March 31, 2020 and 2019, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended March 31,
	2020	2019
Parent Company’s weighted average interest in Operating Partnership	97.5%	97.6%
Limited partners' weighted average interests in Operating Partnership	2.5%	2.4%

At March 31, 2020, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.4% and 2.6%. At December 31, 2019, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.5% and 2.5%.

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

There were 2,234,991 and 2,110,037 Limited Partner Units outstanding as of March 31, 2020 and December 31, 2019, respectively. The increase in Limited Partner Units outstanding from December 31, 2019 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

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

We classify the redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of March 31, 2020 and December 31, 2019, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
Redeemable noncontrolling interests balance January 1	$52,574	$45,743
Net income allocable to redeemable noncontrolling interests	204	273
Distributions declared to redeemable noncontrolling interests	(842)	(795)
Other, net including adjustments to redemption value	(7,192)	1,077
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at March 31	$44,744	$46,298

Limited partners' interests in Operating Partnership	$34,674	$36,228
Other redeemable noncontrolling interests in certain subsidiaries	10,070	10,070
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at March 31	$44,744	$46,298

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

Recently Issued Accounting Pronouncements

Adoption of New Standards

In the first quarter of 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

On January 1, 2020, we adopted ASU 2016-13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modified the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In April 2020, the FASB issued a question-and-answer document focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under Topic 842, Leases, the Company would have to evaluate, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant or if a lease concession was under the enforceable rights and obligation within the existing lease agreement. The FASB clarified that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 is a lease modification. The Company is evaluating its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances. The future impact is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions. There were no lease concessions granted as a result of COVID-19 during the first quarter.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the three months ended March 31, 2020 and 2019 were 2.2 million and 2.1 million, respectively.

Less than 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit for the three months ended March 31, 2019 because their impact was not dilutive. Due to the net loss allocable to common shareholders and Common Unit holders for the three months ended March 31, 2020, no securities had a dilutive impact for these periods.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes—fixed rate	$550,000	$—	$(4,031)	$545,969
Unsecured revolving credit facility	300,000	—	(2,329)	297,671
Unsecured term loan	250,000	—	(1,806)	248,194
Mortgage notes payable—fixed rate	297,103	2,065	(38)	299,130
Mortgage note payable—variable rate	55,650	—	(126)	55,524
Total mortgage and other indebtedness	$1,452,753	$2,065	$(8,330)	$1,446,488

	As of December 31, 2019
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(4,231)	$545,769
Unsecured revolving credit facility	—	—	(2,625)	(2,625)
Unsecured term loans	250,000	—	(1,859)	248,141
Mortgage notes payable - fixed rate	297,472	2,176	(40)	299,608
Mortgage notes payable - variable rate	55,830	—	(143)	55,687
Total mortgage and other indebtedness	$1,153,302	$2,176	$(8,898)	$1,146,580

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of March 31, 2020, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (in years)
Fixed Rate Debt [1]	$1,097,103	75%	3.79%	4.9
Variable Rate Debt	355,650	25%	2.53%	5.2
Net Debt Premiums and Issuance Costs, Net	(6,265)	N/A	N/A	N/A
Total	$1,446,488	100%	3.49%	5.0

____________________
1
Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of March 31, 2020, $250 million in variable rate debt is hedged for a weighted average of 5.2 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases, and is generally due in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness is based on LIBOR plus 160 basis points.  At March 31, 2020, the one-month LIBOR interest rate was 0.99%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 5.73%.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include amortization of debt issuance costs as a component of interest expense as follows:

	Three Months Ended March 31,
	2020	2019
Amortization of debt issuance costs	$582	$669

Unsecured Revolving Credit Facility and Unsecured Term Loans

As of March 31, 2020, we had an unsecured revolving credit facility (the "Credit Facility") with a total commitment of $600 million that matures in April 2023 (inclusive of one twelve-month extension option).

The Operating Partnership has the option to increase the borrowing availability of the Credit Facility to $1.2 billion, subject to certain conditions, including obtaining commitments from lenders.

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

In March 2020, we borrowed $300 million on the Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. Proceeds from the Credit Facility borrowings may in the future be used for working capital, general corporate or other purposes permitted under the Credit Facility. As of March 31, 2020, there was $300 million outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $1.2 million, against which no amounts were advanced as of March 31, 2020.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of March 31, 2020, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.4 billion. Considering outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $281.5 million available under our Credit Facility for future borrowings as of March 31, 2020.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of March 31, 2020, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of March 31, 2020, we were in compliance with all such covenants.

Fair Value of Fixed and Variable Rate Debt

As of March 31, 2020, the estimated fair value of our fixed rate debt was $839.9 million compared to the book value of $874.1 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.47% to 3.95%.  As of March 31, 2020, the fair value of variable rate debt was $587.0 million compared to the book value of $605.7 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 1.43% to 3.83%.

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

As of March 31, 2020, we were party to various cash flow derivative agreements with notional amounts totaling $250.0 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2025.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 3.74%.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of March 31, 2020 and December 31, 2019, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of March 31, 2020, the estimated fair value of our interest rate derivatives represented a net liability of $33.4 million, including accrued interest payable of $0.1 million.  As of March 31, 2020, this was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2019, the estimated fair value of our interest rate hedges was a liability of $16.8 million, including accrued interest of $0.1 million.  As of December 31, 2019, this was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $0.3 million was reclassified as a decrease to earnings during the three months ended March 31, 2020, and $0.5 million was reclassified as an increase to earnings during the three months ended March 31, 2019. As the interest payments on our hedges are made over the next 12 months, we estimate the increase to interest expense to be $5.4 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.3175 for the first quarter of 2020 to common shareholders and Common Unit holders of record as of March 27, 2020. The distribution was paid on April 3, 2020.

AO LTIP Units

In connection with its annual review of executive compensation and as described in the table below, the Compensation Committee of the Company's Board of Trustees approved an aggregate grant of AO LTIP Units (the “awards”) to the Company’s executive officers under an amendment and restatement of the Company’s 2013 Equity Incentive Plan.

Executive	Number of AO LTIP Units	Participation Threshold per AO LTIP Unit
John A. Kite	1,729,729	$17.76
Thomas K. McGowan	405,405	$17.76
Heath R. Fear	275,675	$17.76
Scott E. Murray	202,702	$17.76

The Company entered into an award agreement with each executive officer with respect to his awards, which provides terms of vesting, conversion, distribution, and other terms. AO LTIP Units are designed to have economics similar to stock options and allow the recipient, subject to vesting requirements, to realize value above a threshold level set as of the grant date of the award (the “Participation Threshold”).  The value of vested AO LTIP Units is realized through conversion into a number of vested LTIP Units in the Operating Partnership determined on the basis of how much the value of a common share of the Company has increased over the Participation Threshold.

The AO LTIP Units are only exercisable and convertible into vested LTIP Units of the Operating Partnership to the extent that they become vested AO LTIP Units.  The awards of AO LTIP Units are subject to both time-based and stock price performance-based vesting requirements.  Subject to the terms of the award agreement, the AO LTIP Units shall vest and become fully exercisable as of the date that both of the following requirements have been met:  (i) the grantee remains in continuous service from the grant date through the third anniversary of the grant date; and (ii) at any time during the period beginning in the second year and ending at the end of the fifth year following the grant date, the reported closing price per common share of the Company appreciates at least 15% over the applicable Participation Threshold per AO LTIP Unit (as set forth in the table above) for a minimum of 20 consecutive trading days.  Any AO LTIP Units that do not become vested will be forfeited and become null and void as of the fifth anniversary of the grant date, but AO LTIP Units may also be forfeited earlier in connection with a corporate transaction or with the holder’s termination of service.

The AO LTIP Units were valued using a Monte Carlo simulation, and the resulting total compensation expense of $3.9 million is being amortized over five years.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized commissions incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At March 31, 2020 and December 31, 2019, deferred costs consisted of the following:

	March 31, 2020	December 31, 2019
Acquired lease intangible assets	$59,137	$60,862
Deferred leasing costs and other	60,372	62,109
	119,509	122,971
Less—accumulated amortization	(49,989)	(49,814)
Total	$69,520	$73,157

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2020	2019
Amortization of deferred leasing costs, lease intangibles and other	$4,065	$3,694
Amortization of above market lease intangibles	242	399

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

At March 31, 2020 and December 31, 2019, deferred revenue, intangibles, net and other liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Unamortized in-place lease liabilities	$49,232	$50,072
Retainages payable and other	2,581	2,254
Tenant rents received in advance	4,585	10,839
Lease liabilities	26,894	27,015
Total	$83,292	$90,180

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $0.8 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

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

We are obligated under various completion guarantees with certain lenders and lease agreements with tenants to complete all or portions of a development and tenant-specific space currently under construction.  We believe we currently have sufficient financing in place to fund these projects and expect to do so primarily through borrowings on the Credit Facility.

In connection with the joint venture that owns the Embassy Suites at Notre Dame, we provided a repayment guaranty on a $33.8 million construction loan, of which our share is $11.8 million (reflecting our 35% ownership interest in the hotel project). The outstanding loan balance as of March 31, 2020 is $33.6 million and our share is $11.8 million.

As of March 31, 2020, we had outstanding letters of credit totaling $1.2 million.  At that date, there were no amounts advanced against these instruments.

Note 10. Disposals of Operating Properties and Impairment Charge

During the three months ended March 31, 2020, we resolved a contingency related to an asset sold prior to 2020 and recorded a net gain of $1.0 million.

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

Note 11. Subsequent Events

Impact of COVID-19

Since first being reported in December 2019, the novel strain of coronavirus (COVID-19) has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency with respect to COVID-19.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and how it may impact the Company's tenants and business partners. While the Company incurred only limited disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, the Company experienced significant disruption in April 2020, and, going forward the potential adverse effect of the COVID-19 on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, and the extent of such effects, will depend on the future developments, which are highly uncertain and cannot be predicted with confidence.

The following operating trends, combined with macroeconomic trends such as a global economic slowdown or recession, reduced consumer spending and increased unemployment, lead us to believe that our operating results for the next few quarters of 2020 will be more adversely affected by COVID-19 than our results for the quarter ended March 31, 2020:

•
Based on weekly property visits, almost half of the retailers in our portfolio (based on ABR) were closed for at least some portion of April 2020. Many of the remaining tenants were operating only in a limited capacity. Store closures, particularly if for an extended period, increase the risk of business failures and lease defaults.

•	As of May 7, 2020, we have collected approximately 67% of April rent billings, which does not include the application of any security deposits that we are holding.

•
Many of our tenants have taken on additional debt as a result of COVID-19, including loans administered by the Small Business Administration. To the extent this debt is not forgiven, the increased debt load may hamper their ability to continue to operate and to pay rent, which could cause the Company to realize decreased cash flow and increased vacancies at its properties

In March and April 2020, the Company received rent relief requests from a significant proportion of its tenants. Some tenants have asserted various legal arguments that they allege relieve them of the obligation to pay rent during the pandemic; the Company and its legal advisers generally disagree with these legal arguments. The Company has evaluated and will continue to evaluate tenant requests for rent relief based on many factors, including the tenant's financial strength, the tenant's operating history, potential co-tenancy impacts, the tenant's contribution to the shopping center in which it operates, the Company's assessment of the tenant's long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors. As a result of this evaluation, the Company has agreed to defer rent for many of its tenants, primarily small-shop tenants, subject to certain conditions. To the extent the Company agrees to defer rent or is otherwise unable to collect rent for certain periods, the Company will realize decreased cash flow, which could significantly decrease the cash available for the Company's operating and capital uses.

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

Currently, one of the most significant factors that could cause actual outcomes to differ significantly from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The effects of COVID-19 have caused many of our tenants to close stores, reduce hours or significantly limit service, which could make it difficult for them to meet their rent obligations, and therefore potentially have a significant impact on us for the next few quarters of 2020. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
Additional risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•	national and local economic, business, real estate and other market conditions, particularly in connection with low or negative growth in the U.S. economy as well as economic uncertainty;

•	financing risks, including the availability of, and costs associated with, sources of liquidity;

•	our ability to refinance, or extend the maturity dates of, our indebtedness;

•	the level and volatility of interest rates;

•	the financial stability of tenants, including their ability to pay rent and the risk of tenant insolvency and bankruptcy;

•	the competitive environment in which we operate;

•	acquisition, disposition, development and joint venture risks;

•	property ownership and management risks;

•	our ability to maintain our status as a real estate investment trust for federal income tax purposes;

•	potential environmental and other liabilities;

•	impairment in the value of real estate property we own;

•	the actual and perceived impact of e-commerce on the value of shopping center assets;

•	risks related to the geographical concentration of our properties in Florida, Indiana, Texas, Nevada and North Carolina;

•
civil unrest, acts of terrorism or war, acts of God, climate change, epidemics, pandemics (including COVID-19), natural disasters and severe weather conditions such as hurricanes, tropical storms, tornadoes, earthquakes, droughts, floods and fires, that may result in underinsured or uninsured losses;

•	changes in laws and government regulations;

•	governmental orders affecting the use of our properties or the ability of our tenants to operate;

•	possible short-term or long-term changes in consumer behavior due to COVID-19 and the fear of future pandemics;

•	insurance costs and coverage;

•	risks associated with cybersecurity attacks and the loss of confidential information and other business disruptions;

•	other factors affecting the real estate industry generally; and

•
other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

At March 31, 2020, we owned interests in 90 operating and redevelopment properties totaling approximately 17.4 million square feet. We also owned one development project under construction as of this date.

At March 31, 2019, we owned interests in 111 operating and redevelopment properties totaling approximately 21.8 million square feet. We also owned one development project under construction as of this date.

Impacts on Business from COVID-19

The current pandemic of the novel coronavirus, or COVID-19, and the public health measures that have been undertaken in response have had a significant adverse impact on many of our tenants and on our business. The effects of COVID-19, including related government restrictions, mandatory quarantines, “shelter in place” orders, border closures, “social distancing” practices and other travel and gathering restrictions and practices, have caused many of our tenants to close stores, reduce hours or significantly limit service, and has resulted in a dramatic increase in national unemployment that may create headwinds for our tenants even after the current restrictions are lifted. Because we cannot estimate when the COVID-19 pandemic and the containment measures will end or what short-term or long-term impact the pandemic may have on consumer behavior, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. However, the following operating trends, combined with macroeconomic trends such as a global economic slowdown or recession, reduced consumer spending and increased unemployment, lead us to believe that our operating results for the next few quarters of 2020 will be more adversely affected by COVID-19 than our results for the quarter ended March 31, 2020:

•
Based on weekly property visits, almost half of the retailers in our portfolio (based on ABR) were closed for at least some portion of April 2020. Many of the remaining tenants were operating only in a limited capacity. Store closures, particularly if for an extended period, increase the risk of business failures and lease defaults.

•	As of May 7, 2020, we have collected approximately 67% of April rent billings, which does not include the application of any security deposits that we are holding.

•
We have received rent relief requests from many tenants as a result of COVID-19. Some tenants have asserted various legal arguments that they allege relieve them of the obligation to pay rent during the pandemic; the Company and its legal advisers generally disagree with these legal arguments. The Company has evaluated and will continue to evaluate tenant requests for rent relief based on many factors, including the tenant’s financial strength, the tenant’s operating history, potential co-tenancy impacts, the tenant’s contribution to the shopping center in which it operates, the Company’s assessment of the tenant’s long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors. As a result of this evaluation, the Company has agreed to defer rent for many of its tenants, primarily small-shop tenants, subject to certain conditions. To the extent the Company agrees to defer rent or is otherwise unable to collect rent for certain periods, it could significantly decrease the cash available for the Company’s operating and capital uses.

•
Many of our tenants have taken on additional debt as a result of COVID-19, including loans administered by the Small Business Administration. To the extent this debt is not forgiven, the increased debt load may hamper their ability to continue to operate and to pay rent, which could cause the Company to realize decreased cash flow and increased vacancies at its properties

We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including deferrals of certain planned capital expenditures for 2020 and aggregate draws of $300 million on our revolving credit facility during the first quarter as a precautionary measure to increase liquidity. As of the date of this report, we have approximately $307 million in cash on hand, $281.5 million of remaining availability under our revolving credit facility (based on the unencumbered pool allocated thereto) and no debt maturities until 2022. In addition, we have encouraged our tenants whose businesses have been impacted by COVID-19 to explore their eligibility for benefits of recent government action (such as the CARES Act) intended to provide financial support to affected small businesses and other companies, and in April 2020, we launched a program to provide an aggregate of up to $5 million in expedited, low-interest loans to select small-business tenants of the Company to help navigate the current environment.
The effects of COVID-19 are widely expected by economists to trigger a global and domestic economic slowdown or recession, and if the slowdown or recession continues well beyond the lifting of government restrictions related to COVID-19 and the reopening of our tenants’ stores that have temporarily closed, many of our tenants could face financial distress. Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for certain of our tenants’ products and services. These conditions could increase the number of our tenants that are unable to meet their lease obligations to us and could limit the demand for our space from new tenants.
We expect the significance of the COVID-19 pandemic, including the extent of its effects on our business, financial performance and condition, operating results and cash flows and the economic slowdown, to be dictated by, among other things, its duration, the success of efforts to contain it, the success of efforts to find effective drugs or vaccines and the impact of actions taken in response. These uncertainties make it difficult to predict operating results for our business for the remainder of 2020. Therefore, there can be no assurances that we will not experience further declines in revenues, net income or FFO, which could be material. For more information, see “Part II - Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Recent Activities

Operating Activity

During the first quarter of 2020, we executed 42 new and renewal leases totaling 256,113 square feet.  New leases were signed on 15 individual spaces for 124,235 square feet of gross leasable area ("GLA"), while renewal leases were signed on 27 individual spaces for 131,878 square feet of GLA.

For comparable new and renewal leases signed in the first quarter of 2020, which are defined as those for which the space was occupied by a tenant within the last 12 months, we achieved a blended cash rent spread of 10.2% and a blended GAAP rent spread of 25.5%.

Results of Operations

The comparability of results of operations for the three months ended March 31, 2020 and 2019 is affected by our redevelopment activities, acquisition activities and operating property dispositions during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Dispositions

Since January 1, 2019, we sold the following operating properties, including as part of the "Project Focus" program undertaken by the Company in 2019 to dispose of certain non-core assets:

Whitehall Pike	Bloomington, IN	Q1 2019	128,997
Beechwood Promenade	Athens, GA	Q2 2019	297,369
Village at Bay Park	Green Bay, WI	Q2 2019	82,254
Lakewood Promenade	Jacksonville, FL	Q2 2019	196,655
Palm Coast Landing	Palm Coast, FL	Q2 2019	168,352
Lowe's - Perimeter Woods [1]	Charlotte, NC	Q2 2019	N/A
Cannery Corner	Las Vegas, NC	Q2 2019	30,738
Temple Terrace	Tampa, FL	Q2 2019	90,328
University Town Center	Oklahoma City, OK	Q2 2019	348,877
Gainesville Plaza	Gainesville, FL	Q3 2019	162,189
Bolton Plaza	Jacksonville, FL	Q3 2019	154,555
Eastgate Plaza	Las Vegas, NV	Q3 2019	96,609
Burnt Store	Punta Gorda, FL	Q3 2019	95,625
Landstown Commons	Virginia Beach, VA	Q3 2019	398,149
Lima Marketplace	Fort Wayne, IN	Q3 2019	100,461
Hitchcock Plaza	Aiken, SC	Q3 2019	252,218
Merrimack Village Center	Manchester, NH	Q3 2019	78,892
Publix at Acworth	Atlanta, GA	Q4 2019	69,628
The Centre at Panola	Atlanta, GA	Q4 2019	73,075
Beacon Hill	Crown Point, IN	Q4 2019	56,820
Bell Oaks Centre	Evansville, IN	Q4 2019	94,985
Boulevard Crossing	Kokomo, IN	Q4 2019	124,634
South Elgin Commons	Chicago, IL	Q4 2019	128,000

____________________
1	The asset sold was a component of our Perimeter Woods property that was ground leased to Lowe's Home Improvement Center.

Redevelopment Activities

The following properties were under active redevelopment at various times during the period from January 1, 2019 through March 31, 2020:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	92,283
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Glendale Town Center [2]	Indianapolis, IN	March 2019	Pending	393,002

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.

Acquisition Activities

The following properties were acquired at various times during the period from January 1, 2019 through March 31, 2020:

Property Name	MSA	Acquisition Quarter	Owned GLA
Pan Am Plaza Parking Garage	Indianapolis, IN	Q1 2019	N/A
Nora Plaza	Indianapolis, IN	Q3 2019	139,743

Comparison of Operating Results for the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

The following table reflects income statement line items from our consolidated statements of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
($ in thousands)	2020	2019	Net change 2019 to 2020
Revenue:
Rental income	$65,527	$82,358	$(16,831)
Other property related revenue	4,281	1,055	3,226
Fee income	104	102	2
Total revenue	69,912	83,515	(13,603)
Expenses:
Property operating	10,801	11,431	(630)
Real estate taxes	8,934	10,206	(1,272)
General, administrative, and other	6,926	6,777	149
Depreciation and amortization	31,468	34,635	(3,167)
Impairment charge	—	4,077	(4,077)
Total expenses	58,129	67,126	(8,997)
Gains on sale of operating properties, net	1,043	6,587	(5,544)
Operating income	12,826	22,976	(10,150)
Interest expense	(12,293)	(16,459)	4,166
Income tax benefit of taxable REIT subsidiary	104	82	22
Equity in loss of unconsolidated subsidiaries	(403)	(427)	24
Other expense, net	(102)	(184)	82
Consolidated net income	132	5,988	(5,856)
Net income attributable to noncontrolling interests	(204)	(273)	69
Net (loss) income attributable to Kite Realty Group Trust	$(72)	$5,715	$(5,787)

Property operating expense to total revenue ratio	15.4%	13.7%

Rental income (including tenant reimbursements) decreased $16.8 million, or 20.4%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(14,631)
Properties under redevelopment or acquired during 2019 and/or 2020	440
Properties fully operational during 2019 and 2020 and other	(2,640)
Total	$(16,831)

The net decrease of $2.6 million in rental income for properties fully operational during 2019 and 2020 is primarily due to a reserve of approximately $2.9 million for certain non-cash straight-line rent receivables related to industries that are financially distressed due to the COVID-19 pandemic. These decreases were offset by improved contractual rent due to anchor tenants opening across the portfolio.

Other property related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity.  This revenue increased by $3.2 million, due to gains on the sale of two parcels of land peripheral to operating properties.

The Company generated fee income of $0.1 million during the three months ended March 31, 2020 and 2019, respectively, from property management services provided to unconsolidated joint ventures.

Property operating expenses decreased $0.6 million, or 5.5%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(1,842)
Properties under redevelopment or acquired during 2019 and/or 2020	201
Properties fully operational during 2019 and 2020 and other	1,011
Total	$(630)

The net increase of $1.0 million in property operating expenses for properties fully operational during 2019 and 2020 is primarily due to an increase in landscaping and parking lot expense of $0.3 million, insurance expense of $0.3 million, and repairs and maintenance expense of $0.2 million. As a percentage of revenue, property operating expenses increased between periods from 13.7% to 15.4%. This increase is mainly driven by the $2.9 million reserve for non-cash straight line rent receivables recorded for the three months ended March 31, 2020.

Real estate taxes decreased $1.3 million, or 12.5%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	(1,648)
Properties under redevelopment or acquired during 2019 and/or 2020	207
Properties fully operational during 2019 and 2020 and other	169
Total	$(1,272)

The net $0.2 million increase in real estate taxes for properties fully operational during 2019 and 2020 is primarily due to slightly higher assessments at certain properties in the portfolio. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.

General, administrative and other expenses increased $0.1 million, or 2.2%. The lack of significant change in costs was due to minimal change in head count or other operating costs.

Depreciation and amortization expense decreased $3.2 million, or 9.1%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(5,929)
Properties under redevelopment or acquired during 2019 and/or 2020	1,255
Properties fully operational during 2019 and 2020 and other	1,507
Total	$(3,167)

The net increase of $1.5 million in depreciation and amortization at properties fully operational during 2019 and 2020 is primarily due to accelerated depreciation for certain tenants that vacated during the quarter.

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

The Company recorded a net gain of $1.0 million related to the resolution of a contingency related to an asset sold prior to 2020.

Interest expense decreased $4.2 million or 25.3%. The decrease is primarily due to a reduction in outstanding borrowings using proceeds from our property sales partially offset by a slight increase in our weighted average borrowing costs.

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

The Company also uses same property NOI ("Same Property NOI"), a non-GAAP financial measure, to evaluate the performance of our properties. Same Property NOI excludes properties that have not been owned for the full period presented. It also excludes net gains from outlot sales, straight-line rent revenue, lease termination income in excess of lost rent, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any. When a lease is terminated in consideration for settlement, Same Property NOI will include the monthly rent until the earlier of 12 months or the start date of a replacement tenant. The Company believes that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned and fully operational for the full quarters presented. The Company believes such presentation eliminates disparities in net income due to the acquisition or disposition of properties during the particular periods presented and thus provides a more consistent comparison of our properties. Same Property NOI includes the results of properties that have been owned for the entire current and prior year reporting periods.

NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of our financial performance. Our computation of NOI and Same Property NOI may differ from the methodology used by other REITs, and therefore may not be comparable to such other REITs.

When evaluating the properties that are included in the same property pool, the Company has established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and the Company a) begins recapturing space from tenants or b) the contemplated plan significantly impacts the operations of the property. For the quarter ended March 31, 2020, the Company excluded four redevelopment properties from the same property pool that met these criteria and were owned in both comparable periods. In addition, the Company excluded one recently acquired property from the same property pool.

The following table reflects Same Property NOI and a reconciliation to net income attributable to common shareholders for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in thousands)	2020	2019	% Change
Number of properties for the quarter[1]	82	82

Leased percentage at period end	94.4%	95.6%
Economic Occupancy percentage[2]	93.9%	92.1%

Same Property NOI[3]	$47,847	$47,399	0.9%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$47,847	$47,399
Net operating income - non-same activity[4]	2,374	14,479
Other expense, net	(447)	(529)
General, administrative and other	(6,926)	(6,777)
Impairment charges	—	(4,077)
Depreciation and amortization expense	(31,468)	(34,635)
Interest expense	(12,293)	(16,459)
Gain on sales of operating properties	1,043	6,587
Net income attributable to noncontrolling interests	(204)	(273)
Net (loss) income attributable to common shareholders	$(74)	$5,715

____________________
1	Same Property NOI excludes (i) The Corner, Courthouse Shadows, Glendale Town Center, and Hamilton Crossing redevelopments, (ii) the recently acquired Nora Plaza, and (iii) office properties.
2
Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.

3
Same Property NOI excludes net gains from outlot sales, straight-line rent revenue, lease termination income in excess of lost rent, amortization of lease intangibles, fee income and significant prior period expense recoveries and adjustments, if any.

4	Includes non-cash activity across the portfolio as well as net operating income from properties not included in the same property pool including properties sold during both periods.

Our Same Property NOI increased 0.9% for the three months ended March 31, 2020, respectively, compared to the same period of the prior year, respectively. This increase was primarily due to contractual rent increases. This increase was partially offset by a decline in expense recoveries and higher bad debt expense.

Liquidity and Capital Resources

Overview

As discussed above, the COVID-19 pandemic has had, and we expect will continue to have, an adverse impact on our liquidity and capital resources. Future decreases in cash flow from operations resulting from tenant defaults, rent deferrals or decreases in our rents or occupancy, would decrease the cash available for the capital uses described below, including payment of dividends. There have been severe disruptions or instability in the global or domestic financial markets, and we could face difficulty in accessing debt and equity capital on attractive terms, or at all. In addition, a significant decline in our operating performance in the future, including as a result of tenant delinquencies, could result in us not satisfying the financial covenants applicable to our debt, which could result in us not being able to incur additional debt, including the remaining capacity on our revolving credit facility, or result in a default.
We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including deferrals of certain planned capital expenditures for 2020 and aggregate draws of $300 million on our revolving credit facility during the first quarter as a precautionary measure to increase liquidity. As of the date of this report, we have approximately $307 million in cash on hand, $281.5 million of remaining availability under our revolving credit facility (based on the unencumbered property pool allocated thereto) and no debt maturities until 2022. However, because we do not know the ultimate severity and length of the COVID-19 pandemic or the short-term or long-term impact it may have on consumer behavior, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.
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

As of March 31, 2020, we had approximately $281.5 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $343.9 million in cash and cash equivalents as of March 31, 2020.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of March 31, 2020.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of March 31, 2020, we did not have any secured debt scheduled to mature prior to December 31, 2021, excluding scheduled monthly principal payments.

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

In February 2020, our Board of Trustees declared a cash distribution of $0.3175 per common share and Common Unit for the first quarter of 2020. This distribution was paid on April 3, 2020 to common shareholders and Common Unit holders of record as of March 27, 2020. Future distributions, if any, are at the discretion of the Board of Trustees, which will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors our Board of Trustees may deem relevant.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the three months ended March 31, 2020, we incurred $0.2 million of costs for recurring capital expenditures on operating properties and also incurred $3.0 million of costs for tenant improvements and external leasing commissions (excluding development and redevelopment properties). In addition, we incurred costs for tenant improvements and lease commissions of $3.5 million related to our anchor leasing initiative. Where appropriate, we also have deferred certain planned capital expenditures for 2020.

As of March 31, 2020, we had one development project under construction.  Our share of the total estimated cost of this project is approximately $10.0 million, of which $6.5 million had been incurred as of March 31, 2020.  We anticipate incurring the majority of the remaining $4.0 million of costs over the next 12 months.  We believe we have sufficient financing in place to fund this project and expect to do so through cash flow from operations or borrowings on our unsecured revolving credit facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment Opportunities. In light of the COVID-19 pandemic, we are currently evaluating, and are likely to limit for the foreseeable future, additional redevelopment of several other operating properties. We believe we will have sufficient funding for these projects through cash flow from operations and borrowings on our unsecured revolving credit facility.

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

Capital Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the three months ended March 31, 2020:

Three Months Ended
($ in thousands)	March 31, 2020
Developments	$385
Redevelopment Opportunities	147
Recently completed redevelopments and other	2,135
Big Box Surge activity	7,636
Recurring operating capital expenditures (primarily tenant improvement payments)	2,875
Total	$13,178

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of less than $0.1 million for the three months ended March 31, 2020.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of March 31, 2020:

($ in thousands)	Scheduled Principal Payments	Term Maturity	Total
2020	$1,677	$—	$1,677
2021	2,303	—	2,303
2022	1,043	478,877	479,920
2023	806	256,517	257,323
2024	854	—	854
Thereafter	5,576	705,100	710,676
	$12,259	$1,440,494	$1,452,753
Unamortized net debt premiums and issuance costs, net			(6,265)
Total			$1,446,488

Failure to comply with our obligations under our indebtedness agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such debt, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.  In addition, certain of our variable rate loans contain cross-default provisions which provide that a violation by us of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under our indebtedness agreements if we fail to satisfy these financial covenants.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in Kite Realty Group Trust's Annual Report on Form 10-K for the year ended December 31, 2019 for more information related to the risks associated with our indebtedness.

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of March 31, 2020.

In the future, the ratings could change based upon, among other things, the impact that prevailing economic conditions may have on our results of operations and financial condition, including as a result of the impact of the COVID-19 pandemic. Credit rating reductions by one or more rating agencies could also adversely affect our access to funding sources, the cost and other terms of obtaining funding, as well as our overall financial condition, operating results and cash flow.

Cash Flows

As of March 31, 2020, we had cash, cash equivalents, and restricted cash on hand of $365.6 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Cash provided by operating activities was $21.9 million for the three months ended March 31, 2020 and $32.3 million for the three months ended March 31, 2019.  The cash flows were negatively impacted due to the significant property sales activity. throughout 2019.

Cash used in investing activities was $7.1 million for the three months ended March 31, 2020, as compared to cash used in investing activities of $29.7 million in the same period of 2019.  Highlights of significant cash sources and uses in investing activities are as follows:

•	Net proceeds of $13.1 million related to the sale of one operating property in 2019, compared to net proceeds over the same period in 2020 of $5.5 million related to the sales of land;

•
Increase in capital expenditures of $1.6 million and an increase in construction payables of $2.6 million as we substantially completed multiple anchor retenanting projects over the last twelve months; and

•	In 2019, we acquired the Pan Am Plaza Garage for a use of cash of $29.3 million; while, there was no such activity in 2020.

Cash provided by financing activities was $298.0 million for the three months ended March 31, 2020, compared to cash provided by financing activities of $3.8 million in the same period of 2019.  Highlights of significant cash sources and uses in financing activities during the first three months of 2020 are as follows:

•
We borrowed $300.0 million on the Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic; and

•	We made distributions to common shareholders and Common Unit holders of $0.4 million.

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

Considering the nature of our business as a real estate owner and operator, the Company believes that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO (a) should not be considered as an alternative to net income (calculated in accordance with GAAP) for the purpose of measuring our financial performance, (b) is not an alternative to cash flow from operating activities (calculated in accordance with GAAP) as a measure of our liquidity, and (c) is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. For informational purposes, we have also provided FFO adjusted for loss on debt extinguishment. A reconciliation of net income (calculated in accordance with GAAP) to FFO is included elsewhere in this Financial Supplement.

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
Our calculations of FFO1 and reconciliation to consolidated net income for the three months ended March 31, 2020 and 2019 (unaudited) are as follows:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Consolidated net income	$130	$5,988
Less: net income attributable to noncontrolling interests in properties	(132)	(132)
Less: Gain on sales of operating properties	(1,043)	(6,587)
Add: impairment charges	—	4,077
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	31,788	34,896
FFO of the Operating Partnership[1]	30,743	38,242
Less: Limited Partners' interests in FFO	(769)	(918)
FFO attributable to Kite Realty Group Trust common shareholders[1]	$29,974	$37,324

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

($ in thousands)	Three Months Ended March 31, 2020
Consolidated net income	$130
Adjustments to net income:
Depreciation and amortization	31,468
Interest expense	12,293
Income tax benefit of taxable REIT subsidiary	(104)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	43,787
Adjustments to EBITDA:
Unconsolidated EBITDA	353
Gain on sales of operating properties	(1,043)
Other income and expense, net	507
Noncontrolling interest	(132)
Adjusted EBITDA	43,472

Annualized Adjusted EBITDA[1]	$173,886

Company Share of Net Debt:
Mortgage and other indebtedness	1,446,488
Plus: Company share of unconsolidated joint venture debt	22,148
Plus: Debt Premium	6,265
Less: Partner share of consolidated joint venture debt [2]	(1,117)
Less: Cash, cash equivalents, and restricted cash	(366,224)
Company Share of Net Debt	1,107,560
Net Debt to Adjusted EBITDA [3]	6.4x

____________________
1	Represents Adjusted EBITDA for the three months ended March 31, 2020 (as shown in the table above) multiplied by four.
2	Partner share of consolidated joint venture debt is calculated based upon the partner's pro-rata ownership of the joint venture, multiplied by the related secured debt balance.
3	Excluding the straight-line rent reserve taken for impacts of COVID-19, Net Debt to EBITDA would have been 6.0x.

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

As of March 31, 2020, we had outstanding letters of credit totaling $1.2 million, against which no amounts were advanced.

Contractual Obligations

Except with respect to our debt maturities as discussed on pages 33 and 34, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.5 billion of outstanding consolidated indebtedness as of March 31, 2020 (exclusive of net premiums and issuance costs, net of $6.3 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $250.0 million, with expiration dates through 2025.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.1 billion (75%) and $355.7 million (25%), respectively, of our total consolidated indebtedness at March 31, 2020.

As of March 31, 2020, we did not have any fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this hedged debt.  A 100 basis point change in interest rates on our unhedged variable rate debt as of March 31, 2020 would change our annual cash flow by $3.6 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR OPERATIONS
The pandemic of the novel coronavirus, or COVID-19, is currently having a significant adverse impact on our business, financial performance and condition, operating results and cash flows, and future outbreaks of highly infectious or contagious disease or other public health crises could have similar adverse effects on our business. Further, the COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of a magnitude and duration not yet known.
Since first being reported in December 2019, the novel strain of coronavirus (COVID-19) has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency with respect to COVID-19.
The COVID-19 pandemic has had, and a future outbreak of highly infectious or contagious disease or other public health crisis, could similarly have, significant repercussions across local, regional, national and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, “shelter in place” orders, border closures, restrictions on types of businesses that may continue to operate, “social distancing” guidelines and other travel and gathering restrictions and practices that may significantly impact our business. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, with a particularly adverse effect on many of our tenants. A number of our tenants have announced temporary closures of their stores and requested rent deferral or rent abatement during this pandemic. Many economists predict that the outbreak will trigger, or has already triggered, a period of United States and global economic slowdown or recession.
The COVID-19 pandemic has disrupted our business and has had a significant adverse effect, and could continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. Additional factors that would negatively impact our ability to operate successfully during or following the COVID-19 pandemic or a similar event, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, include, among others:

•
the inability of our tenants to meet their lease obligations to us due to (a) continuing or increased closures of stores at our properties resulting from government or tenant actions related to the pandemic; or (b) local, regional or national economic conditions, including high unemployment and reduced consumer discretionary spending, caused by the pandemic;

•
liquidity issues resulting from (i) reduced cash flow from operations due to the pandemic, (ii) the impact that lower operating results could have on the financial covenants in our debt agreements, and (iii) difficulty in our accessing debt and equity capital on attractive terms, or at all, and severe disruptions or instability in the global financial markets or deteriorations in credit and financing conditions;

•	our increased indebtedness and decreased operating revenues, which could increase our risk of default on our loans;

•
an acceleration of changes in consumer behavior in favor of e-commerce over certain of our tenants’ stores due to responses to the pandemic and concerns about contracting COVID-19 or other highly infectious or contagious diseases;

•
business continuity disruptions and a deterioration in the ability of us or our tenants to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants’ efficient operations;

•
issues related to personnel management and remote working, including increased cybersecurity risk and other technology and communication issues and increased costs and other disruptions in the event that our employees become unable to work as a result of health issues related to COVID-19;

•	the scaling back or delay of a significant amount of planned capital expenditures, including planned redevelopment projects, which could adversely affect the value of our properties;

•	reduction or elimination of quarterly dividends; and

•	continued volatility of our share price.
The significance, extent and duration of the impacts caused by the COVID-19 pandemic on our business, financial performance and condition, operating results and cash flows and those of our tenants, remains highly uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures and other actions taken, the success of efforts to find drugs or vaccines and the responses of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted. Additional closures by our tenants of their stores, the continuing ability of our tenants to meet their lease obligations and/or the possibility of tenants filing for bankruptcy protection would reduce our cash flows, which would impact our ability to continue paying dividends to our shareholders at expected levels or at all. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, we will be able to resume normal operations. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows. Moreover, many of the risks identified under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 should be interpreted as heightened risks as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended March 31, 2020, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Equity Incentive Plan ("2013 Plan"). These shares were repurchased by the Company.

The following table summarizes all of these repurchases during the three months ended March 31, 2020:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31	—	—	N/A	N/A
February 1 - February 29	—	—	N/A	N/A
March 1 - March 31	26,546	$16.54	N/A	N/A
Total	26,546

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

KITE REALTY GROUP TRUST

May 7, 2020	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 7, 2020	By:	/s/ Heath R. Fear
(Date)		Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)