Form 10-Q
period 2020-06-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2020-08-06
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:	001-32268	Kite Realty Group Trust
Commission File Number:	333-202666-01	Kite Realty Group, L.P.

Kite Realty Group Trust
Kite Realty Group, L.P.
(Exact Name of Registrant as Specified in its Charter)

Maryland		(Kite Realty Group Trust)		11-3715772
Delaware		(Kite Realty Group, L.P.)		20-1453863
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

30 S. Meridian Street	Suite 1100	Indianapolis	Indiana	46204
(Address of principal executive offices)				(Zip code)

Telephone:	317	577-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	KRG	New York Stock Exchange
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
The number of Common Shares of Kite Realty Group Trust outstanding as of August 3, 2020 was 84,215,585 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of June 30, 2020 owned approximately 97.4% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.6% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

3

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED June 30, 2020

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets:
Investment properties at cost:	$3,092,082	$3,087,391
Less: accumulated depreciation	(711,594)	(666,952)
	2,380,488	2,420,439

Cash and cash equivalents	229,975	31,336
Tenant and other receivables, including accrued straight-line rent of $24,808 and $27,256, respectively	61,598	55,286
Restricted cash and escrow deposits	21,835	21,477
Deferred costs, net	66,471	73,157
Prepaid and other assets	38,178	34,548
Investments in unconsolidated subsidiaries	13,241	12,644
Total Assets	$2,811,786	$2,648,887

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,346,255	$1,146,580
Accounts payable and accrued expenses	85,700	69,817
Deferred revenue and other liabilities	86,289	90,180
Total Liabilities	1,518,244	1,306,577
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	44,629	52,574
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $.01 par value, 225,000,000 shares authorized, 84,194,268 and 83,963,369 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	842	840
Additional paid in capital	2,083,212	2,074,436
Accumulated other comprehensive loss	(34,030)	(16,283)
Accumulated deficit	(801,809)	(769,955)
Total Kite Realty Group Trust Shareholders' Equity	1,248,215	1,289,038
Noncontrolling Interest	698	698
Total Equity	1,248,913	1,289,736
Total Liabilities and Shareholders' Equity	$2,811,786	$2,648,887

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue:
Rental income	$61,538	$79,795	$127,066	$162,152
Other property related revenue	1,676	1,594	5,956	2,649
Fee income	91	91	195	194
Total revenue	63,305	81,480	133,217	164,995
Expenses:
Property operating	9,319	11,468	20,120	22,898
Real estate taxes	8,254	9,929	17,188	20,135
General, administrative, and other	6,578	7,037	13,504	13,814
Depreciation and amortization	31,409	34,713	62,877	69,348
Impairment charges	—	25,107	—	29,184
Total expenses	55,560	88,254	113,689	155,379
Gain on sale of operating properties, net	623	24,092	1,666	30,679
Operating income	8,368	17,318	21,194	40,295
Interest expense	(13,271)	(16,124)	(25,564)	(32,582)
Income tax benefit of taxable REIT subsidiary	202	66	306	148
Loss on debt extinguishment	—	(2,577)	—	(2,577)
Equity in loss of unconsolidated subsidiaries	(436)	(238)	(839)	(665)
Other income (expense), net	351	(142)	249	(328)
Net (loss) income	(4,786)	(1,697)	(4,654)	4,291
Net loss (income) attributable to noncontrolling interests	17	(99)	(188)	(372)
Net (loss) income attributable to Kite Realty Group Trust	$(4,769)	$(1,796)	$(4,842)	$3,919

Net (loss) income per common share – basic & diluted	$(0.06)	$(0.02)	$(0.06)	$0.05

Weighted average common shares outstanding - basic	84,157,541	83,938,961	84,090,316	83,891,584
Weighted average common shares outstanding - diluted	84,157,541	83,938,961	84,090,316	84,017,762

Cash dividends declared per common share	$0.0000	$0.3175	$0.3175	$0.6350

Consolidated net income	$(4,786)	$(1,697)	$(4,654)	$4,291
Change in fair value of derivatives	(1,622)	(7,653)	(18,193)	(12,710)
Total comprehensive (loss)	(6,408)	(9,350)	(22,847)	(8,419)
Comprehensive loss (income) attributable to noncontrolling interests	59	89	258	(57)
Comprehensive loss attributable to Kite Realty Group Trust	$(6,349)	$(9,261)	$(22,589)	$(8,476)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2019	83,963,369	$840	$2,074,436	$(16,283)	$(769,955)	$1,289,038
Stock compensation activity	151,335	1	266	—	—	267
Other comprehensive loss attributable to Kite Realty Group Trust	—		—	(16,167)	—	(16,167)
Distributions declared to common shareholders	—	—	—	—	(27,011)	(27,011)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(74)	(74)
Adjustment to redeemable noncontrolling interests	—	—	6,778	—	—	6,778
Balances, March 31, 2020	84,114,704	841	2,081,480	(32,450)	(797,040)	1,252,831
Stock compensation activity	79,564	1	1,785	—	—	1,786
Other comprehensive loss attributable to Kite Realty Group Trust	—		—	(1,580)	—	(1,580)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(4,769)	(4,769)
Adjustment to redeemable noncontrolling interests	—	—	(53)	—	—	(53)
Balances, June 30, 2020	84,194,268	842	2,083,212	(34,030)	(801,809)	1,248,215

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2018	83,800,886	$838	$2,078,099	$(3,497)	$(662,735)	$1,412,705
Stock compensation activity	102,022	1	1,160	—	—	1,161
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(4,930)	—	(4,930)
Distributions declared to common shareholders	—	—	—	—	(26,672)	(26,672)
Net income attributable to Kite Realty Group Trust	—	—	—	—	5,715	5,715
Exchange of redeemable noncontrolling interests for common shares	7,500	—	127	—	—	127
Adjustment to redeemable noncontrolling interests	—	—	(1,282)	—	—	(1,282)
Balances, March 31, 2019	83,910,408	839	2,078,104	(8,427)	(683,692)	1,386,824
Stock compensation activity	49,938	1	1,816	—	—	1,817
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(7,465)	—	(7,465)
Distributions declared to common shareholders	—	—	—	—	(26,665)	(26,665)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(1,796)	(1,796)
Adjustment to redeemable noncontrolling interests	—	—	(52)	—	—	(52)
Balances, June 30, 2019	83,960,346	840	2,079,868	(15,892)	(712,153)	1,352,663

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities:
Consolidated net (loss) income	$(4,654)	$4,291
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	3,091	(1,610)
Depreciation and amortization	64,051	70,861
Gain on sale of operating properties	(1,666)	(30,679)
Impairment charge	—	29,184
Compensation expense for equity awards	2,586	2,705
Amortization of debt fair value adjustment	(222)	(1,047)
Loss on debt extinguishment	—	2,577
Amortization of in-place lease liabilities	(1,365)	(2,154)
Changes in assets and liabilities:
Tenant receivables	(7,562)	7,108
Deferred costs and other assets	(3,147)	(6,250)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(1,274)	(5,328)
Net cash provided by operating activities	49,838	69,658
Cash flow from investing activities:
Acquisitions of interests in properties	—	(29,286)
Capital expenditures	(22,390)	(25,239)
Net proceeds from sales of land	5,490	—
Net proceeds from sales of operating properties	—	254,206
Small business loan funding	(2,139)	—
Change in construction payables	(1,579)	(2,773)
Net cash (used in) provided by investing activities	(20,618)	196,908
Cash flow from financing activities:
Proceeds from issuance of common shares, net	39	115
Repurchases of common shares upon the vesting of restricted shares	(1,002)	(460)
Loan proceeds	300,000	75,000
Debt extinguishment costs	—	(4,280)
Loan payments	(101,276)	(240,753)
Distributions paid – common shareholders	(27,010)	(79,927)
Distributions paid – redeemable noncontrolling interests	(974)	(2,233)
Net cash provided by (used in) financing activities	169,777	(252,538)
Net change in cash, cash equivalents, and restricted cash	198,997	14,028
Cash, cash equivalents, and restricted cash beginning of period	52,813	45,506
Cash, cash equivalents, and restricted cash end of period	$251,810	$59,534

Non-cash investing activities
Net investment in sales-type lease	$4,665	$—

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	June 30, 2020	December 31, 2019
Assets:
Investment properties at cost:	$3,092,082	$3,087,391
Less: accumulated depreciation	(711,594)	(666,952)
	2,380,488	2,420,439

Cash and cash equivalents	229,975	31,336
Tenant and other receivables, including accrued straight-line rent of $24,808 and $27,256, respectively	61,598	55,286
Restricted cash and escrow deposits	21,835	21,477
Deferred costs, net	66,471	73,157
Prepaid and other assets	38,178	34,548
Investments in unconsolidated subsidiaries	13,241	12,644
Total Assets	$2,811,786	$2,648,887

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,346,255	$1,146,580
Accounts payable and accrued expenses	85,700	69,817
Deferred revenue and other liabilities	86,289	90,180
Total Liabilities	1,518,244	1,306,577
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	44,629	52,574
Partners Equity:
Parent Company:
Common equity, 84,194,268 and 83,963,369 units issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,282,245	1,305,321
Accumulated other comprehensive loss	(34,030)	(16,283)
Total Partners Equity	1,248,215	1,289,038
Noncontrolling Interests	698	698
Total Equity	1,248,913	1,289,736
Total Liabilities and Equity	$2,811,786	$2,648,887

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue:
Rental income	$61,538	$79,795	$127,066	$162,152
Other property related revenue	1,676	1,594	5,956	2,649
Fee income	91	91	195	194
Total revenue	63,305	81,480	133,217	164,995
Expenses:
Property operating	9,319	11,468	20,120	22,898
Real estate taxes	8,254	9,929	17,188	20,135
General, administrative, and other	6,578	7,037	13,504	13,814
Depreciation and amortization	31,409	34,713	62,877	69,348
Impairment charge	—	25,107	—	29,184
Total expenses	55,560	88,254	113,689	155,379
Gain on sale of operating properties, net	623	24,092	1,666	30,679
Operating income	8,368	17,318	21,194	40,295
Interest expense	(13,271)	(16,124)	(25,564)	(32,582)
Income tax benefit of taxable REIT subsidiary	202	66	306	148
Loss on debt extinguishment	—	(2,577)	—	(2,577)
Equity in loss of unconsolidated subsidiaries	(436)	(238)	(839)	(665)
Other income (expense), net	351	(142)	249	(328)
Net income	(4,786)	(1,697)	(4,654)	4,291
Net income attributable to noncontrolling interests	(132)	(132)	(266)	(264)
Net (loss) income attributable to common unitholders	$(4,918)	$(1,829)	$(4,920)	$4,027

Allocation of net (loss) income:
Limited Partners	$(149)	$(33)	$(78)	$108
Parent Company	(4,769)	(1,796)	(4,842)	3,919
	$(4,918)	$(1,829)	$(4,920)	$4,027

Net (loss) income attributable to common unitholders	$(0.06)	$(0.02)	$(0.06)	$0.05

Weighted average common units outstanding - basic	86,392,532	86,051,797	86,296,471	85,982,324
Weighted average common units outstanding - diluted	86,392,532	86,051,797	86,296,471	86,108,502

Distributions declared per common unit	$0.0000	$0.3175	$0.3175	$0.6350

Consolidated net income	$(4,786)	$(1,697)	$(4,654)	$4,291
Change in fair value of derivatives	(1,622)	(7,653)	(18,193)	(12,710)
Total comprehensive (loss) income	(6,408)	(9,350)	(22,847)	(8,419)
Comprehensive income attributable to noncontrolling interests	(132)	(132)	(266)	(264)
Comprehensive (loss) income attributable to common unitholders	$(6,540)	$(9,482)	$(23,113)	$(8,683)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2019	$1,305,321	$(16,283)	$1,289,038
Stock compensation activity	267	—	267
Other comprehensive loss attributable to Parent Company	—	(16,167)	(16,167)
Distributions declared to Parent Company	(27,011)	—	(27,011)
Net loss	(74)	—	(74)
Adjustment to redeemable noncontrolling interests	6,778	—	6,778
Balances March 31, 2020	1,285,281	(32,450)	1,252,831
Stock compensation activity	1,786	—	1,786
Other comprehensive loss attributable to Parent Company	—	(1,580)	(1,580)
Net loss	(4,769)	—	(4,769)
Adjustment to redeemable noncontrolling interests	(53)	—	(53)
Balances, June 30, 2020	1,282,245	(34,030)	1,248,215

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2018	$1,416,202	$(3,497)	$1,412,705
Stock compensation activity	1,161	—	1,161
Other comprehensive loss attributable to Parent Company	—	(4,930)	(4,930)
Distributions declared to Parent Company	(26,672)	—	(26,672)
Net income	5,715	—	5,715
Conversion of Limited Partner Units to shares of the Parent Company	127	—	127
Adjustment to redeemable noncontrolling interests	(1,282)	—	(1,282)
Balances, March 31, 2019	1,395,251	(8,427)	1,386,824
Stock compensation activity	1,817	—	1,817
Other comprehensive loss attributable to Parent Company	—	(7,465)	(7,465)
Distributions declared to Parent Company	(26,665)	—	(26,665)
Net loss	(1,796)	—	(1,796)
Adjustment to redeemable noncontrolling interests	(52)	—	(52)
Balances, June 30, 2019	1,368,555	(15,892)	1,352,663

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities:
Consolidated net (loss) income	$(4,654)	$4,291
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	3,091	(1,610)
Depreciation and amortization	64,051	70,861
Gain on sales of operating properties	(1,666)	(30,679)
Impairment charge	—	29,184
Compensation expense for equity awards	2,586	2,705
Amortization of debt fair value adjustment	(222)	(1,047)
Loss on debt extinguishment	—	2,577
Amortization of in-place lease liabilities	(1,365)	(2,154)
Changes in assets and liabilities:
Tenant receivables	(7,562)	7,108
Deferred costs and other assets	(3,147)	(6,250)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(1,274)	(5,328)
Net cash provided by operating activities	49,838	69,658
Cash flow from investing activities:
Acquisitions of interests in properties	—	(29,286)
Capital expenditures	(22,390)	(25,239)
Net proceeds from sales of land	5,490	—
Net proceeds from sales of operating properties	—	254,206
Small business loan funding	(2,139)	—
Change in construction payables	(1,579)	(2,773)
Net cash (used in) provided by investing activities	(20,618)	196,908
Cash flow from financing activities:
Contributions from the General Partner	39	115
Repurchases of common shares upon the vesting of restricted shares	(1,002)	(460)
Loan proceeds	300,000	75,000
Debt extinguishment costs	—	(4,280)
Loan payments	(101,276)	(240,753)
Distributions paid – common unitholders	(27,010)	(79,927)
Distributions paid – redeemable noncontrolling interests	(974)	(2,233)
Net cash provided by (used in) financing activities	169,777	(252,538)
Net change in cash, cash equivalents, and restricted cash	198,997	14,028
Cash, cash equivalents, and restricted cash beginning of period	52,813	45,506
Cash, cash equivalents, and restricted cash end of period	$251,810	$59,534

Non-cash investing activities
Net investment in sales-type lease	$4,665	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)

Note 1. Organization

Kite Realty Group Trust (the "Parent Company"), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), owns interests in various operating subsidiaries and joint ventures engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers and other real estate assets in select markets in the United States. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

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

The Parent Company is the sole general partner of the Operating Partnership, and as of June 30, 2020 owned approximately 97.4% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.6% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At June 30, 2020, we owned interests in 90 operating and redevelopment properties totaling approximately 17.6 million square feet. We also owned two development projects under construction as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2019.

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

Components of Investment Properties

The composition of the Company’s investment properties as of June 30, 2020 and December 31, 2019 was as follows:

	Balance at
	June 30, 2020	December 31, 2019
Investment properties, at cost:
Land, buildings and improvements	$3,050,725	$3,038,412
Furniture, equipment and other	7,932	7,775
Construction in progress	33,425	41,204
	$3,092,082	$3,087,391

Components of Rental Income including Allowance for Uncollectible Accounts

The Company recognized the following lease rental income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed Contractual Lease Payments - Operating Leases	54,574	63,654	109,918	129,193
Variable Lease Payments - Operating Leases	12,437	14,779	25,388	30,640
Bad Debt Reserve	(5,746)	(695)	(6,593)	(1,446)
Straight-Line Rent Adjustment	387	947	745	1,610
Straight-Line Rent Reserve for Uncollectibility	(881)	—	(3,757)	—
Amortization of In-Place Lease Liabilities, net	767	1,110	1,365	2,155
Total	61,538	79,795	127,066	162,152

The Company must make estimates as to the collectibility of its accounts receivable. In making these estimates, the Company reviews a variety of qualitative and quantitative data to make a subjective determination. An allowance for uncollectible accounts, including future credit losses of the accrued straight-line rent receivables, is maintained for estimated losses resulting from the inability of certain tenants to meet contractual obligations under their lease agreements.

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of June 30, 2020, we owned investments in two joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $55.5 million, which were secured by assets of the VIEs totaling $115.2 million.  The Operating Partnership guarantees the debts of these VIEs.

The Operating Partnership is considered a VIE as the limited partners do not hold kick-out rights or substantive participating rights. The Parent Company consolidates the Operating Partnership as it is the primary beneficiary in accordance with the VIE model.

Glendale Multifamily Joint Venture

In May 2020, the Company formed a joint venture for the planned development of a multifamily project adjacent to our Glendale Town Center retail property. The Company contributed land to the joint venture valued at $1.6 million and retained a 12% interest in the joint venture. The Company's partner will serve as the operating member responsible for day-to-day management. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company is accounting for the joint venture on the equity method as it has the ability to exercise influence but not control over operating and financial policies.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the six months ended June 30, 2020 and 2019 were as follows:

	2020	2019
Noncontrolling interests balance January 1	$698	$698
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	—	—
Noncontrolling interests balance at June 30	$698	$698

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At June 30, 2020, the redemption value of the redeemable noncontrolling interests did not exceed the historical book value, and the balance was accordingly adjusted to historical book value. At December 31, 2019, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three and six months ended June 30, 2020 and 2019, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Parent Company’s weighted average interest in Operating Partnership	97.4%	97.6%	97.4%	97.6%
Limited partners' weighted average interests in Operating Partnership	2.6%	2.4%	2.6%	2.4%

At June 30, 2020, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.4% and 2.6%. At December 31, 2019, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.5% and 2.5%.

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

There were 2,234,991 and 2,110,037 Limited Partner Units outstanding as of June 30, 2020 and December 31, 2019, respectively. The increase in Limited Partner Units outstanding from December 31, 2019 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

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

We classify the redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of June 30, 2020 and December 31, 2019, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the six months ended June 30, 2020 and 2019 were as follows:

	2020	2019
Redeemable noncontrolling interests balance January 1	$52,574	$45,743
Net income allocable to redeemable noncontrolling interests	188	372
Distributions declared to redeemable noncontrolling interests	(974)	(1,586)
Other, net including adjustments to redemption value	(7,159)	777
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at June 30	$44,629	$45,306

Limited partners' interests in Operating Partnership	$34,559	$53,236
Other redeemable noncontrolling interests in certain subsidiaries	10,070	10,070
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at June 30	$44,629	$63,306

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

In April 2020, the FASB issued a question-and-answer document focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under Topic 842, Leases, the Company would have to evaluate, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant or if a lease concession was under the enforceable rights and obligations within the existing lease agreement. The FASB clarified that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 is a lease modification. The Company made this election to evaluate COVID-related lease modifications on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances.

The Company entered into rent deferral agreements during the three months ended June 30, 2020 that provided for legally due rent to be paid back over a period of time, typically twelve to eighteen months. The Company continues to negotiate with certain tenants and expects to enter into additional rent deferral agreements during the three months ended September 30, 2020. Through August 4, 2020, the Company has deferred the payment by tenants of $6.0 million of contractually due rental income.

The future impact of such modifications is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions. There was not a material amount of rent abatement provided to tenants as a result of COVID-19 during the second quarter.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the three and six months ended June 30, 2020 and 2019 were 2.2 million and 2.1 million, respectively.

Less than 0.1 million outstanding options to acquire common shares were excluded from the computations of diluted earnings per share or unit for the six months ended June 30, 2019 because their impact was not dilutive. Due to the net loss allocable to common shareholders and Common Unit holders for the three months ended June 30, 2020 and 2019, and six months ended June 30, 2020, no securities had a dilutive impact for these periods.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes—fixed rate	$550,000	$—	$(3,838)	$546,162
Unsecured revolving credit facility	200,000	—	(2,165)	197,835
Unsecured term loan	250,000	—	(1,753)	248,247
Mortgage notes payable—fixed rate	296,728	1,955	(33)	298,650
Mortgage note payable—variable rate	55,470	—	(109)	55,361
Total mortgage and other indebtedness	$1,352,198	$1,955	$(7,898)	$1,346,255

	As of December 31, 2019
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(4,231)	$545,769
Unsecured revolving credit facility	—	—	(2,625)	(2,625)
Unsecured term loans	250,000	—	(1,859)	248,141
Mortgage notes payable - fixed rate	297,472	2,176	(40)	299,608
Mortgage notes payable - variable rate	55,830	—	(143)	55,687
Total mortgage and other indebtedness	$1,153,302	$2,176	$(8,898)	$1,146,580

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of June 30, 2020, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (in years)
Fixed Rate Debt [1]	$1,096,729	81%	4.17%	5.5
Variable Rate Debt	255,470	19%	1.41%	2.2
Net Debt Premiums and Issuance Costs, Net	(5,944)	N/A	N/A	N/A
Total	$1,346,255	100%	3.65%	4.8

____________________
1
Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of June 30, 2020, $250 million in variable rate debt is hedged for a weighted average of 2.7 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases, and is generally due in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness is based on LIBOR plus 160 basis points.  At June 30, 2020, the one-month LIBOR interest rate was 0.16%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 5.73%.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include amortization of debt issuance costs as a component of interest expense as follows:

	Six Months Ended June 30,
	2020	2019
Amortization of debt issuance costs	$1,172	$1,514

Unsecured Revolving Credit Facility and Unsecured Term Loans

As of June 30, 2020, we had an unsecured revolving credit facility (the "Credit Facility") with a total commitment of $600 million that matures in April 2023 (inclusive of one twelve-month extension option).

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

In March 2020, we borrowed $300 million on the Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. Proceeds from the Credit Facility borrowings may in the future be used for working capital, general corporate or other purposes permitted under the Credit Facility. In June 2020, we repaid $100 million on the Credit Facility. As of June 30, 2020, there was $200 million outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $1.2 million, against which no amounts were advanced as of June 30, 2020.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of June 30, 2020, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.4 billion. Considering outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $354.2 million available under our Credit Facility for future borrowings as of June 30, 2020.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of June 30, 2020, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of June 30, 2020, we were in compliance with all such covenants.

Fair Value of Fixed and Variable Rate Debt

As of June 30, 2020, the estimated fair value of our fixed rate debt was $837.5 million compared to the book value of $846.7 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.49% to 4.07%.  As of June 30, 2020, the fair value of variable rate debt was $487.2 million compared to the book value of $505.5 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 1.28% to 3.64%.

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

As of June 30, 2020, we were party to various cash flow derivative agreements with notional amounts totaling $250.0 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2025.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 4.20%.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of June 30, 2020 and December 31, 2019, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of June 30, 2020, the estimated fair value of our interest rate derivatives represented a net liability of $35.4 million, including accrued interest payable of $0.4 million.  As of June 30, 2020, this was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2019, the estimated fair value of our interest rate hedges was a liability of $16.8 million, including accrued interest of $0.1 million.  As of December 31, 2019, this was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $1.1 million was reclassified as a decrease to earnings during the three months ended June 30, 2020, and $0.3 million was reclassified as an increase to earnings during the three months ended June 30, 2019. As the interest payments on our hedges are made over the next 12 months, we estimate the increase to interest expense to be $5.2 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.052 for the second quarter of 2020 to common shareholders and Common Unit holders of record as of July 2, 2020. The distribution was paid on July 9, 2020.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized commissions incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At June 30, 2020 and December 31, 2019, deferred costs consisted of the following:

	June 30, 2020	December 31, 2019
Acquired lease intangible assets	$57,748	$60,862
Deferred leasing costs and other	59,098	62,109
	116,846	122,971
Less—accumulated amortization	(50,375)	(49,814)
Total	$66,471	$73,157

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

	Six Months Ended June 30,
	2020	2019
Amortization of deferred leasing costs, lease intangibles and other	$7,131	$7,258
Amortization of above market lease intangibles	483	701

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

At June 30, 2020 and December 31, 2019, deferred revenue, intangibles, net and other liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Unamortized in-place lease liabilities	$48,224	$50,072
Retainages payable and other	2,716	2,254
Tenant rents received in advance	8,579	10,839
Lease liabilities	26,770	27,015
Total	$86,289	$90,180

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $1.8 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively.

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

In connection with the joint venture that owns the Embassy Suites at Notre Dame, we provided a repayment guaranty on a $33.8 million construction loan, of which our share is $11.8 million (reflecting our 35% ownership interest in the hotel). The guaranty's term is through the July 1, 2024 maturity date of the loan. The outstanding loan balance as of June 30, 2020 is $33.6 million and our share is $11.8 million.  The loan is secured by the hotel.

As of June 30, 2020, we had outstanding letters of credit totaling $1.2 million.  At that date, there were no amounts advanced against these instruments.

Note 10. Disposals of Operating Properties and Impairment Charge

There were no operating properties sold during the six months ended June 30, 2020.

During the three months ended June 30, 2019, we sold eight operating properties for aggregate gross proceeds of $244.0 million and a net gain of $24.1 million.

During the three months ended March 31, 2019, we sold our Whitehall Pike operating property in Bloomington, Indiana for aggregate gross proceeds of $13.5 million and a net gain of $6.6 million.

As of June 30, 2019, in connection with the preparation and review of the financial statements, we evaluated five operating properties for impairment and recorded impairment charges totaling $25.1 million due to changes in facts and circumstances underlying the Company's expected future hold periods of these properties. A shortening of the expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of the property. We concluded the estimated undiscounted cash flows over the expected holding periods did not exceed the carrying value of each asset, leading to the charges during the quarter. We estimated the fair value of each property, which aggregated $152.9 million, using the market approach by utilizing recent sales offers without adjustment.

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

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and how it may impact the Company's tenants and business partners. Certain segments of retailers and the Company experienced significant disruption during the three months ended June 30, 2020, and, going forward, the potential adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market, global economy, and financial markets, and the extent of such effects, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

The following operating trends, combined with macroeconomic trends such as a global economic slowdown or recession, reduced consumer spending and increased unemployment, lead us to believe that our operating results for the rest of 2020 and potentially beyond will continue to be significantly affected by COVID-19:

•
As of June 30, 2020, over 90% of our tenants have reopened. However, many of these retailers are operating in a lower capacity than normal due to COVID-19. Store closures or the inability to return to full capacity, particularly if for an extended period, increase the risk of business failures and lease defaults.

•	As of August 5, 2020, we have collected approximately 80% of rent billings for the three months ended June 30, 2020 and 87% of July rent billings.

•
Many of our tenants have taken on additional debt as a result of COVID-19, including loans administered by the Small Business Administration. To the extent this debt is not forgiven, the increased debt load may hamper their ability to continue to operate and to pay rent, which could cause the Company to realize decreased cash flow and increased vacancies at its properties

Starting in March and continuing through July 2020, the Company received rent relief requests from a significant proportion of its tenants. Some tenants have asserted various legal arguments that they allege relieve them of the obligation to pay rent during the pandemic; the Company and its legal advisers generally disagree with these legal arguments. The Company has evaluated and will continue to evaluate tenant requests for rent relief based on many factors, including the tenant's financial strength, the tenant's operating history, potential co-tenancy impacts, the tenant's contribution to the shopping center in which it operates, the Company's assessment of the tenant's long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors.

As a result of this evaluation, the Company has agreed to defer rent for approximately 300 of its tenants subject to certain conditions. As of August 4, 2020, the Company had deferred the collection of $6.0 million of rental income. To the extent the Company agrees to defer rent or is otherwise unable to collect rent for certain periods, the Company will realize decreased cash flow, which could significantly decrease the cash available for the Company's operating and capital uses.

Note 12. Subsequent Events

Courthouse Shadows

On July 30, 2020, the Company sold its Courthouse Shadows redevelopment property for gross proceeds of approximately $14.0 million. As of June 30, 2020, total assets and liabilities for this property were approximately $10.8 million and $0.1 million, respectively.

Credit Facility

On August 4, 2020, the Company repaid $100 million on its Credit Facility. Subsequent to the pay down, there was $100 million outstanding under the Credit Facility.

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

Currently, one of the most significant factors that could cause actual outcomes to differ significantly from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The effects of COVID-19 have caused many of our tenants to close stores, reduce hours or significantly limit service, which could make it difficult for them to meet their rent obligations, and therefore potentially have a significant impact on us for the remainder of 2020 and potentially beyond. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
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

Our Business and Properties

Kite Realty Group Trust is a publicly-held real estate investment trust which, through its majority-owned subsidiary, Kite Realty Group, L.P., owns interests in various operating subsidiaries and joint ventures engaged in the ownership, operation, acquisition, development, and redevelopment of high-quality neighborhood and community shopping centers and other real estate assets in select markets in the United States.  We derive revenues primarily from activities associated with the collection of contractual rents and reimbursement payments from tenants at our properties.  Our operating results therefore depend materially on, among other things, the ability of our tenants to make required lease payments, the health and resilience of the United States retail sector, interest rate volatility, job growth and real estate market and overall economic conditions.

At June 30, 2020, we owned interests in 90 operating and redevelopment properties totaling approximately 17.6 million square feet. We also owned two development project under construction as of this date.

At June 30, 2019, we owned interests in 103 operating and redevelopment properties totaling approximately 19.9 million square feet. We also owned one development project under construction as of this date.

Impacts on Business from COVID-19

The current pandemic of the novel coronavirus, or COVID-19, and the public health measures that have been undertaken in response have had a significant adverse impact on many of our tenants and on our business. The effects of COVID-19, including related government restrictions, mandatory quarantines, “shelter in place” orders, border closures, “social distancing” practices and other travel and gathering restrictions and practices, have caused many of our tenants to close stores, reduce hours or significantly limit service, and have resulted in a dramatic increase in national unemployment that may create headwinds for our tenants even after the current restrictions are lifted. Because we cannot estimate when the COVID-19 pandemic and the containment measures will end or what short-term or long-term impact the pandemic may have on consumer behavior, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. However, the following operating trends, combined with macroeconomic trends such as a global economic slowdown or recession, reduced consumer spending and increased unemployment, lead us to believe that our operating results for the remainder of 2020 and beyond will continue to be more significantly affected by COVID-19:

•
As of June 30, 2020, over 90% of our tenants have reopened. However, many of these retailers are operating in a lower capacity than normal due to COVID-19. Store closures or the inability to return to full capacity, particularly if for an extended period, increase the risk of business failures and lease defaults.

•	As of August 5, 2020, we have collected approximately 80% of rent billings for three months ended June 30, 2020, and 87% of July rent billings.

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

•
Many of our tenants have taken on additional debt as a result of COVID-19, including loans administered by the Small Business Administration. To the extent this debt is not forgiven, the increased debt load may hamper their ability to continue to operate and to pay rent, which could cause the Company to realize decreased cash flow and increased vacancies at its properties

We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including deferrals of certain planned capital expenditures for 2020 and aggregate outstanding borrowings of $200 million on our revolving credit facility as a precautionary measure to increase liquidity. As of the date of this report, we have approximately $232 million in cash on hand, $354.2 million of remaining availability under our revolving credit facility (based on the unencumbered pool allocated thereto) and no debt maturities until 2022. In addition in April 2020, we launched a program to provide an aggregate of up to $5 million in expedited, low-interest loans to select small-business tenants of the Company to help navigate the current environment. To date, we have loaned approximately $2.1 million under this program.

The effects of COVID-19 have triggered a global and domestic economic recession, and if the recession continues well beyond the lifting of government restrictions related to COVID-19, many of our tenants could face financial distress. Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for certain of our tenants’ products and services. These conditions could increase the number of our tenants that are unable to meet their lease obligations to us and could limit the demand for our space from new tenants.
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

Recent Activities

Operating Activity

During the second quarter of 2020, we executed 35 new and renewal leases totaling 302,411 square feet.  New leases were signed for 5 individual spaces for 44,650 square feet of gross leasable area ("GLA"), while renewal leases were signed on 30 individual spaces for 257,761 square feet of GLA.  Year to date, we executed 77 new and renewal leases totaling 558,524 square feet. New leases were signed for 20 individual spaces for 168,885 square feet of GLA, while renewal leases were signed on 57 individual spaces for 389,639 square feet of GLA.

For comparable new and renewal leases signed in the second quarter of 2020, which are defined as those for which the space was occupied by a tenant within the last 12 months, we achieved a blended cash rent spread of 19.9% and a blended GAAP rent spread of 29.3%.

Results of Operations

The comparability of results of operations for the three and six months ended June 30, 2020 and 2019 is affected by our redevelopment activities, acquisition activities and operating property dispositions during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Dispositions

Since January 1, 2019, we sold the following operating properties, including as part of the "Project Focus" program undertaken by the Company in 2019 to dispose of certain non-core assets:

Property Name	MSA	Disposition Quarter	Owned GLA
Whitehall Pike	Bloomington, IN	Q1 2019	128,997
Beechwood Promenade	Athens, GA	Q2 2019	297,369
Village at Bay Park	Green Bay, WI	Q2 2019	82,254
Lakewood Promenade	Jacksonville, FL	Q2 2019	196,655
Palm Coast Landing	Palm Coast, FL	Q2 2019	168,352
Lowe's - Perimeter Woods [1]	Charlotte, NC	Q2 2019	N/A
Cannery Corner	Las Vegas, NC	Q2 2019	30,738
Temple Terrace	Tampa, FL	Q2 2019	90,328
University Town Center	Oklahoma City, OK	Q2 2019	348,877
Gainesville Plaza	Gainesville, FL	Q3 2019	162,189
Bolton Plaza	Jacksonville, FL	Q3 2019	154,555
Eastgate Plaza	Las Vegas, NV	Q3 2019	96,609
Burnt Store	Punta Gorda, FL	Q3 2019	95,625
Landstown Commons	Virginia Beach, VA	Q3 2019	398,149
Lima Marketplace	Fort Wayne, IN	Q3 2019	100,461
Hitchcock Plaza	Aiken, SC	Q3 2019	252,218
Merrimack Village Center	Manchester, NH	Q3 2019	78,892
Publix at Acworth	Atlanta, GA	Q4 2019	69,628
The Centre at Panola	Atlanta, GA	Q4 2019	73,075
Beacon Hill	Crown Point, IN	Q4 2019	56,820
Bell Oaks Centre	Evansville, IN	Q4 2019	94,985
Boulevard Crossing	Kokomo, IN	Q4 2019	124,634
South Elgin Commons	Chicago, IL	Q4 2019	128,000

____________________
1	The asset sold was a component of our Perimeter Woods property that was ground leased to Lowe's Home Improvement Center.

Redevelopment Activities

The following properties were under active redevelopment at various times during the period from January 1, 2019 through June 30, 2020:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	92,283
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Glendale Town Center [2]	Indianapolis, IN	March 2019	Pending	393,002

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.

Acquisition Activities

The following properties were acquired at various times during the period from January 1, 2019 through June 30, 2020:

Property Name	MSA	Acquisition Quarter	Owned GLA
Pan Am Plaza Parking Garage	Indianapolis, IN	Q1 2019	N/A
Nora Plaza	Indianapolis, IN	Q3 2019	139,743

Comparison of Operating Results for the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

The following table reflects income statement line items from our consolidated statements of operations for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
($ in thousands)	2020	2019	Net change 2019 to 2020
Revenue:
Rental income	$61,538	$79,795	$(18,257)
Other property related revenue	1,676	1,594	82
Fee income	91	91	—
Total revenue	63,305	81,480	(18,175)
Expenses:
Property operating	9,319	11,468	(2,149)
Real estate taxes	8,254	9,929	(1,675)
General, administrative, and other	6,578	7,037	(459)
Depreciation and amortization	31,409	34,713	(3,304)
Impairment charge	—	25,107	(25,107)
Total expenses	55,560	88,254	(32,694)
Gains on sale of operating properties, net	623	24,092	(23,469)
Operating income	8,368	17,318	(8,950)
Interest expense	(13,271)	(16,124)	2,853
Income tax benefit of taxable REIT subsidiary	202	66	136
Loss on debt extinguishment	—	(2,577)	2,577
Equity in loss of unconsolidated subsidiaries	(436)	(238)	(198)
Other income (expense), net	351	(142)	493
Consolidated net income	(4,786)	(1,697)	(3,089)
Net income attributable to noncontrolling interests	17	(99)	116
Net (loss) income attributable to Kite Realty Group Trust	$(4,769)	$(1,796)	$(2,973)

Property operating expense to total revenue ratio	14.7%	14.1%

Rental income (including tenant reimbursements) decreased $18.3 million, or 22.9%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(10,995)
Properties under redevelopment or acquired during 2019 and/or 2020	177
Properties fully operational during 2019 and 2020 and other	(7,439)
Total	$(18,257)

The net decrease of $7.4 million in rental income for properties fully operational during 2019 and 2020 is primarily due to a reserve of approximately $6.6 million for certain non-cash straight-line rent and billed rent receivables related to industries that are financially distressed due to the COVID-19 pandemic.

Other property related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity.  This revenue increased by $0.1 million, due to gains on the sale of one parcel of land peripheral to an operating property mainly offset by lower parking revenue during 2020.

The Company generated fee income of $0.1 million during the three months ended June 30, 2020 and 2019, respectively, from property management services provided to unconsolidated joint ventures.

Property operating expenses decreased $2.1 million, or 18.7%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(1,665)
Properties under redevelopment or acquired during 2019 and/or 2020	71
Properties fully operational during 2019 and 2020 and other	(555)
Total	$(2,149)

The net decrease of $0.6 million in property operating expenses for properties fully operational during 2019 and 2020 is primarily due to a deliberate reduction in certain operating expense spend in 2020 while certain retailers were closed. These provided savings of $0.9 million that were partially offset by an increase in insurance expense of $0.3 million. As a percentage of revenue, property operating expenses increased between periods from 14.1% to 14.7%. This increase is mainly driven by the $5.0 million reserve for non-cash straight line rent and billed receivables recorded for the three months ended June 30, 2020.

Real estate taxes decreased $1.7 million, or 16.9%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	(1,200)
Properties under redevelopment or acquired during 2019 and/or 2020	(34)
Properties fully operational during 2019 and 2020 and other	(441)
Total	$(1,675)

The net $0.4 million decrease in real estate taxes for properties fully operational during 2019 and 2020 is primarily due to lower assessments at certain properties in the portfolio and with successful appeals at certain properties located in Texas. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.

General, administrative and other expenses decreased $0.5 million, or 6.5%. The decrease is due to reduced leasing-related travel and conference costs due to the COVID-19 pandemic.

Depreciation and amortization expense decreased $3.3 million, or 9.5%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(4,378)
Properties under redevelopment or acquired during 2019 and/or 2020	401
Properties fully operational during 2019 and 2020 and other	673
Total	$(3,304)

The net increase of $0.7 million in depreciation and amortization at properties fully operational during 2019 and 2020 is primarily due to accelerated depreciation for certain tenants that vacated during the quarter.

As of June 30, 2019, in connection with the preparation and review of the financial statements, we evaluated five operating properties for impairment and recorded $25.1 million impairment charges due to changes in facts and circumstances underlying the Company's expected future hold period for these properties. A shortening of the expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of the property. We concluded the estimated undiscounted cash flows over the expected holding periods did not exceed the carrying value of each asset, leading to the charges during the quarter. We estimated the fair value of each property, which aggregated to be $152.9 million using the market approach by utilizing a recent sales offer without adjustment.

Interest expense decreased $2.9 million or 17.7%. The decrease is primarily due to a reduction in outstanding borrowings using proceeds from our property sales partially offset by interest costs associated with the $300 million line draw that was made in March 2020.

Comparison of Operating Results for the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

The following table reflects income statement line items from our consolidated statements of operations for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
($ in thousands)	2020	2019	Net change 2019 to 2020
Revenue:
Rental income	$127,066	$162,152	$(35,086)
Other property related revenue	5,956	2,649	3,307
Fee income	195	194	1
Total revenue	133,217	164,995	(31,778)
Expenses:
Property operating	20,120	22,898	(2,778)
Real estate taxes	17,188	20,135	(2,947)
General, administrative, and other	13,504	13,814	(310)
Depreciation and amortization	62,877	69,348	(6,471)
Impairment charge	—	29,184	(29,184)
Total expenses	113,689	155,379	(41,690)
Gains on sale of operating properties, net	1,666	30,679	(29,013)
Operating income	21,194	40,295	(19,101)
Interest expense	(25,564)	(32,582)	7,018
Income tax benefit of taxable REIT subsidiary	306	148	158
Loss on debt extinguishment	—	(2,577)	2,577
Equity in loss of unconsolidated subsidiaries	(839)	(665)	(174)
Other income (expense), net	249	(328)	577
Consolidated net income	(4,654)	4,291	(8,945)
Net income attributable to noncontrolling interests	(188)	(372)	184
Net (loss) income attributable to Kite Realty Group Trust	$(4,842)	$3,919	$(8,761)

Property operating expense to total revenue ratio	15.1%	13.9%

Rental income (including tenant reimbursements) decreased $35.1 million, or 21.6%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(25,626)
Properties under redevelopment or acquired during 2019 and/or 2020	625
Properties fully operational during 2019 and 2020 and other	(10,085)
Total	$(35,086)

The net decrease of $10.1 million in rental income for properties fully operational during 2019 and 2020 is primarily due to a reserve of approximately $10.4 million for certain non-cash straight-line rent and billed rent receivables related to industries that are financially distressed due to the COVID-19 pandemic.

Other property related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity.  This revenue increased by $3.3 million, due to gains on the sale of three parcels of land peripheral to an operating property mainly offset by lower parking revenue during 2020.

The Company generated fee income of $0.2 million during the six months ended June 30, 2020 and 2019, respectively, from property management services provided to unconsolidated joint ventures.

Property operating expenses decreased $2.8 million, or 12.1%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(3,499)
Properties under redevelopment or acquired during 2019 and/or 2020	160
Properties fully operational during 2019 and 2020 and other	561
Total	$(2,778)

The net increase of $0.6 million in property operating expenses for properties fully operational during 2019 and 2020 is primarily due to an increase in insurance expense of $0.7 million partially offset by a deliberate reduction in certain operating expense spend starting in March 2020 while certain retailers were closed. As a percentage of revenue, property operating expenses increased between periods from 13.9% to 15.1%. This increase is mainly driven by the $10.4 million reserve for non-cash straight line rent and billed receivables recorded for the six months ended June 30, 2020.

Real estate taxes decreased $2.9 million, or 14.6%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	(2,848)
Properties under redevelopment or acquired during 2019 and/or 2020	129
Properties fully operational during 2019 and 2020 and other	(228)
Total	$(2,947)

The net $0.2 million decrease in real estate taxes for properties fully operational during 2019 and 2020 is primarily due to lower assessments at certain properties in the portfolio and with successful appeals at certain properties located in Texas. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.

General, administrative and other expenses decreased $0.3 million, or 2.2%. The decrease is due to reduced leasing-related travel and conference costs due to the COVID-19 pandemic.

Depreciation and amortization expense decreased $6.5 million, or 9.3%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(10,307)
Properties under redevelopment or acquired during 2019 and/or 2020	733
Properties fully operational during 2019 and 2020 and other	3,103
Total	$(6,471)

The net increase of $3.1 million in depreciation and amortization at properties fully operational during 2019 and 2020 is primarily due to accelerated depreciation for certain tenants that vacated during 2020 along with depreciation related to assets placed in service related to recent anchor commencements.

During the six months ended June 30, 2019, in connection with the preparation and review of the financial statements, we evaluated six operating properties for impairment and recorded $29.2 million impairment charges due to changes in facts and circumstances underlying the Company's expected future hold period for these properties. A shortening of the expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of the property. We concluded the estimated undiscounted cash flows over the expected holding periods did not exceed the carrying value of each asset, leading to the charges during the six months ended June 30, 2019.

Interest expense decreased $7.0 million or 21.5%. The decrease is primarily due to a reduction in outstanding borrowings using proceeds from our property sales partially offset by interest costs associated with the $300 million line draw that was made in March 2020.

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

The Company also uses same property NOI ("Same Property NOI"), a non-GAAP financial measure, to evaluate the performance of our properties. Same Property NOI excludes properties that have not been owned for the full period presented. It also excludes net gains from outlot sales, straight-line rent revenue, lease termination income in excess of lost rent, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any. When the Company receives payments in excess of any accounts receivable in exchange for terminating a lease, Same Property NOI will include such excess payments as monthly rent until the earlier of the following: the expiration of 12 months or the start date of a replacement tenant. The Company believes that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned and fully operational for the full quarters presented. The Company believes such presentation eliminates disparities in net income due to the acquisition or disposition of properties during the particular periods presented and thus provides a more consistent comparison of our properties. Same Property NOI includes the results of properties that have been owned for the entire current and prior year reporting periods.

NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of our financial performance. Our computation of NOI and Same Property NOI may differ from the methodology used by other REITs, and therefore may not be comparable to such other REITs.

When evaluating the properties that are included in the same property pool, the Company has established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and the Company a) begins recapturing space from tenants or b) the contemplated plan significantly impacts the operations of the property. For the quarter ended June 30, 2020, the Company excluded four redevelopment properties from the same property pool that met these criteria and were owned in both comparable periods. In addition, the Company excluded one recently acquired property from the same property pool.

The following table reflects Same Property NOI and a reconciliation to net income attributable to common shareholders for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2020	2019	% Change	2020	2019	% Change
Number of properties for the quarter[1]	82	82

Leased percentage at period end	94.0%	95.9%		94.0%	95.9%
Economic Occupancy percentage[2]	92.1%	92.5%		93.0%	92.3%

Same Property NOI	$42,887	$47,536	(9.8)%	$90,734	$94,935	(4.4)%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$42,887	$47,536		$90,734	$94,935
Net operating income - non-same activity[3]	2,845	12,547		5,175	27,027
Other income (expense), net	117	(314)		(284)	(845)
General, administrative and other	(6,578)	(7,037)		(13,504)	(13,814)
Impairment charges	—	(25,107)		—	(29,184)
Depreciation and amortization expense	(31,409)	(34,713)		(62,877)	(69,348)
Interest expense	(13,271)	(16,124)		(25,564)	(32,582)
Loss on debt extinguishment	—	(2,577)		—	(2,577)
Gain on sales of operating properties	623	24,092		1,666	30,679
Net loss (income) attributable to noncontrolling interests	17	(99)		(188)	(372)
Net (loss) income attributable to common shareholders	$(4,769)	$(1,796)		$(4,842)	$3,919

____________________
1	Same Property NOI excludes (i) The Corner, Courthouse Shadows, Glendale Town Center, and Hamilton Crossing redevelopments, (ii) the recently acquired Nora Plaza, and (iii) office properties.
2
Excludes leases that are signed but for which tenants have not yet commenced the payment of cash rent. Calculated as a weighted average based on the timing of cash rent commencement and expiration during the period.

3	Includes non-cash activity across the portfolio as well as net operating income from properties not included in the same property pool including properties sold during both periods.

Our Same Property NOI decreased 9.8% and 4.4% for the three and six months ended June 30, 2020, compared to the same period of the prior year, respectively. These decreases were primarily due to bad debt expense of $5.5 million and $6.2 million for the three and six months ended June 30, 2020, respectively, related to certain tenants that were impacted by the COVID-19 pandemic.

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

We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including deferrals of certain planned capital expenditures for 2020 and aggregate outstanding borrowings of $200 million on our revolving credit facility as a precautionary measure to increase liquidity. As of June 30, 2020, we have approximately $232 million in cash on hand, $354.2 million of remaining availability under our revolving credit facility (based on the unencumbered property pool allocated thereto) and no debt maturities until 2022. However, because we do not know the ultimate severity and length of the COVID-19 pandemic or the short-term or long-term impact it may have on consumer behavior, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.
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

As of June 30, 2020, we had approximately $354.2 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $230.0 million in cash and cash equivalents as of June 30, 2020.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of June 30, 2020.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of June 30, 2020, we did not have any debt scheduled to mature prior to December 31, 2021, excluding scheduled monthly principal payments.

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

In June 2020, our Board of Trustees declared a cash distribution of $0.052 per common share and Common Unit for the second quarter of 2020. This distribution was paid on July 9, 2020 to common shareholders and Common Unit holders of record as of July 2, 2020. Future distributions, if any, are at the discretion of the Board of Trustees, which will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors our Board of Trustees may deem relevant.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the six months ended June 30, 2020, we incurred $1.0 million of costs for recurring capital expenditures on operating properties and also incurred $3.8 million of costs for tenant improvements and external leasing commissions (excluding development and redevelopment properties). Where appropriate, we also have deferred certain planned capital expenditures for 2020.

As of June 30, 2020, we had two development projects under construction.  Our share of the total estimated costs of these projects is approximately $11.2 million, of which $6.8 million had been incurred as of June 30, 2020.  We anticipate incurring the majority of the remaining $4.4 million of costs over the next 24 months.  We believe we have sufficient financing in place to fund these projects and expect to do so through cash flow from operations or borrowings on our unsecured revolving credit facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment Opportunities. In light of the COVID-19 pandemic, we are currently evaluating, and are likely to limit for the foreseeable future, the amount of capital that is needed for the redevelopment of several other operating properties.

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

Potential Debt Repurchase. We may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our senior unsecured notes maturing at various dates through September 2027 in open market transactions, privately negotiated transactions, by tender offer or otherwise, as market conditions warrant.

Capital Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the six months ended June 30, 2020:

Six Months Ended
($ in thousands)	June 30, 2020
Developments	$760
Redevelopment Opportunities	188
Recently completed redevelopments and other	4,066
Big Box Surge activity	12,946
Recurring operating capital expenditures (primarily tenant improvement payments)	4,430
Total	$22,390

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of less than $0.1 million for the three months ended June 30, 2020 and $0.1 million for the six months ended June 30, 2020.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of June 30, 2020:

($ in thousands)	Scheduled Principal Payments	Term Maturity	Total
2020	$1,123	$—	$1,123
2021	2,303	—	2,303
2022	1,043	378,877	379,920
2023	806	256,517	257,323
2024	854	—	854
Thereafter	5,576	705,100	710,676
	$11,705	$1,340,494	$1,352,199
Unamortized net debt premiums and issuance costs, net			(5,944)
Total			$1,346,255

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

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of June 30, 2020.

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

Cash Flows

As of June 30, 2020, we had cash, cash equivalents, and restricted cash on hand of $251.8 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Cash provided by operating activities was $49.8 million for the six months ended June 30, 2020 and $69.7 million for the six months ended June 30, 2019.  The cash flows were negatively impacted due to the significant property sales activity throughout 2019 and reduced collection activity due to the COVID-19 pandemic.

Cash used in investing activities was $20.6 million for the six months ended June 30, 2020, as compared to cash provided by investing activities of $196.9 million in the same period of 2019.  Highlights of significant cash sources and uses in investing activities are as follows:

•	Net proceeds of $254.2 million related to the sale of nine operating properties in 2019, compared to net proceeds over the same period in 2020 of $5.5 million related to the sales of land;

•
Decrease in capital expenditures of $2.8 million and an increase in construction payables of $1.2 million as we substantially completed multiple anchor retenanting projects over the last twelve months; and

•	In 2019, we acquired the Pan Am Plaza Garage for a use of cash of $29.3 million; while, there was no such activity in 2020.

Cash provided by financing activities was $169.8 million for the six months ended June 30, 2020, compared to cash used in financing activities of $252.5 million in the same period of 2019.  Highlights of significant cash sources and uses in financing activities during the first six months of 2020 are as follows:

•
We borrowed $200.0 million, net, on the Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic; and

•	We made distributions to common shareholders and Common Unit holders of $28.0 million.

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
Our calculations of FFO1 and reconciliation to consolidated net income for the three and six months ended June 30, 2020 and 2019 (unaudited) are as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated net (loss) income	$(4,786)	$(1,697)	$(4,654)	$4,291
Less: net income attributable to noncontrolling interests in properties	(132)	(132)	(264)	(264)
Less: Gain on sales of operating properties	(623)	(24,092)	(1,666)	(30,679)
Add: impairment charges	—	25,107	—	29,184
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	31,744	34,954	63,531	69,853
FFO of the Operating Partnership[1]	26,203	34,140	56,947	72,385
Less: Limited Partners' interests in FFO	(769)	(819)	(1,508)	(1,737)
FFO attributable to Kite Realty Group Trust common shareholders[1]	$25,434	$33,321	$55,439	$70,648

FFO of the Operating Partnership[1]	$26,203	$34,140	$56,947	$72,385
Add: loss on debt extinguishment	—	2,577	—	2,577
FFO, as adjusted, of the Operating Partnership	$26,203	$36,717	$56,947	$74,962

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

($ in thousands)	Three Months Ended June 30, 2020
Consolidated net loss	$(4,786)
Adjustments to net loss:
Depreciation and amortization	31,409
Interest expense	13,271
Income tax benefit of taxable REIT subsidiary	(202)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	39,692
Adjustments to EBITDA:
Unconsolidated EBITDA	253
Gain on sales of operating properties	(623)
Other income and expense, net	85
Noncontrolling interest	(132)
Adjusted EBITDA	39,275

Annualized Adjusted EBITDA[1]	$157,103

Company Share of Net Debt:
Mortgage and other indebtedness	1,346,255
Plus: Company share of unconsolidated joint venture debt	22,148
Plus: Debt premium and debt issuance costs	5,944
Less: Partner share of consolidated joint venture debt [2]	(1,109)
Less: Cash, cash equivalents, and restricted cash	(252,358)
Company Share of Net Debt	1,120,880
Net Debt to Adjusted EBITDA [3]	7.1x

____________________
1	Represents Adjusted EBITDA for the three months ended June 30, 2020 (as shown in the table above) multiplied by four.
2	Partner share of consolidated joint venture debt is calculated based upon the partner's pro-rata ownership of the joint venture, multiplied by the related secured debt balance.
3	Excluding the straight-line rent and billed rent reserves taken for impacts of COVID-19, Net Debt to EBITDA would have been 6.2x.

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

As of June 30, 2020, we had outstanding letters of credit totaling $1.2 million, against which no amounts were advanced.

Contractual Obligations

Except with respect to our debt maturities as discussed on page 37, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.4 billion of outstanding consolidated indebtedness as of June 30, 2020 (exclusive of net premiums and issuance costs, net of $5.9 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $250.0 million, with expiration dates through 2025.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.1 billion (81%) and $255.5 million (19%), respectively, of our total consolidated indebtedness at June 30, 2020.

As of June 30, 2020, we did not have any fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this hedged debt.  A 100 basis point change in interest rates on our unhedged variable rate debt as of June 30, 2020 would change our annual cash flow by $2.6 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since first being reported in December 2019, the novel strain of coronavirus ("COVID-19") has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency with respect to COVID-19.
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
The COVID-19 pandemic has disrupted our business and has had a significant adverse effect, and could continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The economic slowdown or recession could continue to significantly adversely affect our business, financial performance and condition even as some government restrictions related to COVID-19 are lifted or phased out and stores reopen. Additional factors that would negatively impact our ability to operate successfully during or following the COVID-19 pandemic or a similar event, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, include, among others:

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

Issuer Repurchases; Unregistered Sales of Securities

From time to time, employees surrender common shares to the Company to satisfy their tax withholding obligations in connection with the vesting of restricted shares. There were no common shares surrendered or repurchased during the three months ended June 30, 2020.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

 Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 20, 2020

3.4	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.5	First Amendment to the Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.6	Second Amendment to the Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 20, 2020

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

KITE REALTY GROUP TRUST

August 6, 2020	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 6, 2020	By:	/s/ Heath R. Fear
(Date)		Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)