Form 10-Q
period 2020-09-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2020-11-06
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:	001-32268	Kite Realty Group Trust
Commission File Number:	333-202666-01	Kite Realty Group, L.P.

Kite Realty Group Trust
Kite Realty Group, L.P.
(Exact Name of Registrant as Specified in its Charter)

Maryland		(Kite Realty Group Trust)		11-3715772
Delaware		(Kite Realty Group, L.P.)		20-1453863
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

30 S. Meridian Street	Suite 1100	Indianapolis	Indiana	46204
(Address of principal executive offices)				(Zip code)

Telephone:	317	577-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	KRG	New York Stock Exchange
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
The number of Common Shares of Kite Realty Group Trust outstanding as of November 2, 2020 was 84,203,568 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of September 30, 2020 owned approximately 97.4% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.6% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

We believe combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into this single report benefits investors by:
•enhancing investors' understanding of the Parent Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•eliminating duplicative disclosure and providing a more streamlined and readable presentation of information because a substantial portion of the Company's disclosure applies to both the Parent Company and the Operating Partnership; and
•creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED September 30, 2020

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets:
Investment properties at cost:	$3,083,153	$3,087,391
Less: accumulated depreciation	(735,761)	(666,952)
	2,347,392	2,420,439

Cash and cash equivalents	129,282	31,336
Tenant and other receivables, including accrued straight-line rent of $24,511 and $27,256, respectively	57,149	55,286
Restricted cash and escrow deposits	8,035	21,477
Deferred costs, net	63,883	73,157
Prepaid and other assets	39,304	34,548
Investments in unconsolidated subsidiaries	13,071	12,644
Total Assets	$2,658,116	$2,648,887

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,196,117	$1,146,580
Accounts payable and accrued expenses	88,550	69,817
Deferred revenue and other liabilities	86,244	90,180
Total Liabilities	1,370,911	1,306,577
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	44,440	52,574
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $0.01 par value, 225,000,000 shares authorized, 84,195,963 and 83,963,369 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	842	840
Additional paid in capital	2,084,978	2,074,436
Accumulated other comprehensive loss	(32,977)	(16,283)
Accumulated deficit	(810,776)	(769,955)
Total Kite Realty Group Trust Shareholders' Equity	1,242,067	1,289,038
Noncontrolling Interest	698	698
Total Equity	1,242,765	1,289,736
Total Liabilities and Shareholders' Equity	$2,658,116	$2,648,887

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue:
Rental income	$64,293	$72,573	$191,359	$234,726
Other property related revenue	670	2,260	6,626	4,910
Fee income	104	110	299	304
Total revenue	65,067	74,943	198,284	239,940
Expenses:
Property operating	10,330	11,041	30,450	33,939
Real estate taxes	9,362	9,640	26,551	29,775
General, administrative, and other	6,482	6,709	19,986	20,523
Depreciation and amortization	33,953	31,985	96,830	101,333
Impairment charges	—	8,538	—	37,723
Total expenses	60,127	67,913	173,817	223,293
Gain (loss) on sale of operating properties, net	3,226	(5,714)	4,893	24,965
Operating income	8,166	1,316	29,360	41,612
Interest expense	(12,550)	(14,302)	(38,115)	(46,884)
Income tax benefit of taxable REIT subsidiary	190	41	496	189
Loss on debt extinguishment	—	(7,045)	—	(9,622)
Equity in loss of unconsolidated subsidiaries	(417)	(11)	(1,256)	(677)
Other (expense) income, net	(16)	(116)	234	(444)
Net loss	(4,627)	(20,117)	(9,281)	(15,826)
Net loss (income) attributable to noncontrolling interests	40	382	(148)	10
Net loss attributable to Kite Realty Group Trust	$(4,587)	$(19,735)	$(9,429)	$(15,816)

Net loss per common share – basic & diluted	$(0.05)	$(0.24)	$(0.11)	$(0.19)

Weighted average common shares outstanding - basic & diluted	84,194,268	83,960,841	84,125,219	83,914,923

Cash dividends per common share	$0.0520	$0.3175	$0.3695	$0.9525

Consolidated net loss	$(4,627)	$(20,117)	$(9,281)	$(15,826)
Change in fair value of derivatives	1,081	(4,425)	(17,112)	(17,135)
Total comprehensive loss	(3,546)	(24,542)	(26,393)	(32,961)
Comprehensive loss attributable to noncontrolling interests	12	490	270	433
Comprehensive loss attributable to Kite Realty Group Trust	$(3,534)	$(24,052)	$(26,123)	$(32,528)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2019	83,963,369	$840	$2,074,436	$(16,283)	$(769,955)	$1,289,038
Stock compensation activity	151,335	1	266	—	—	267
Other comprehensive loss attributable to Kite Realty Group Trust	—		—	(16,167)	—	(16,167)
Distributions declared to common shareholders	—	—	—	—	(27,012)	(27,012)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(73)	(73)
Adjustment to redeemable noncontrolling interests	—	—	6,778	—	—	6,778
Balances, March 31, 2020	84,114,704	841	2,081,480	(32,450)	(797,040)	1,252,831
Stock compensation activity	79,564	1	1,785	—	—	1,786
Other comprehensive loss attributable to Kite Realty Group Trust	—		—	(1,580)	—	(1,580)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(4,769)	(4,769)
Adjustment to redeemable noncontrolling interests	—	—	(53)	—	—	(53)
Balances, June 30, 2020	84,194,268	842	2,083,212	(34,030)	(801,809)	1,248,215
Stock compensation activity	1,695	—	1,813	—	—	1,813
Other comprehensive income attributable to Kite Realty Group Trust	—		—	1,053	—	1,053
Distributions declared to common shareholders	—	—	—	—	(4,380)	(4,380)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(4,587)	(4,587)
Adjustment to redeemable noncontrolling interests	—	—	(47)	—	—	(47)
Balances, September 30, 2020	84,195,963	842	2,084,978	(32,977)	(810,776)	1,242,067

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2018	83,800,886	$838	$2,078,099	$(3,497)	$(662,735)	$1,412,705
Stock compensation activity	102,022	1	1,160	—	—	1,161
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(4,930)	—	(4,930)
Distributions declared to common shareholders	—	—	—	—	(26,672)	(26,672)
Net income attributable to Kite Realty Group Trust	—	—	—	—	5,715	5,715
Exchange of redeemable noncontrolling interests for common shares	7,500	—	127	—	—	127
Adjustment to redeemable noncontrolling interests	—	—	(1,282)	—	—	(1,282)
Balances, March 31, 2019	83,910,408	839	2,078,104	(8,427)	(683,692)	1,386,824
Stock compensation activity	49,938	1	1,816	—	—	1,817
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(7,465)	—	(7,465)
Distributions declared to common shareholders	—	—	—	—	(26,665)	(26,665)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(1,796)	(1,796)
Adjustment to redeemable noncontrolling interests	—	—	(52)	—	—	(52)
Balances, June 30, 2019	83,960,346	840	2,079,868	(15,892)	(712,153)	1,352,663
Stock compensation activity	838	—	1,528	—	—	1,528
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(4,317)	—	(4,317)
Distributions declared to common shareholders	—	—	—	—	(26,670)	(26,670)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(19,735)	(19,735)
Exchange of redeemable noncontrolling interests	2,799	—	40	—	—	40
Adjustment to redeemable noncontrolling interests for common shares	—	—	(1,342)	—	—	(1,342)
Balances, September 30, 2019	83,963,983	840	2,080,094	(20,209)	(758,558)	1,302,167

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities:
Consolidated net loss	$(9,281)	$(15,826)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Straight-line rent	3,271	(1,383)
Depreciation and amortization	98,471	103,461
Gain on sale of operating properties	(4,893)	(24,965)
Impairment charge	—	37,723
Compensation expense for equity awards	4,175	4,016
Amortization of debt fair value adjustment	(333)	(1,330)
Loss on debt extinguishment	—	9,622
Amortization of in-place lease liabilities	(1,922)	(2,982)
Changes in assets and liabilities:
Tenant receivables	(3,188)	6,597
Deferred costs and other assets	(4,967)	(9,106)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	4,430	340
Net cash provided by operating activities	85,763	106,167
Cash flow from investing activities:
Acquisitions of interests in properties	—	(58,206)
Capital expenditures	(30,622)	(37,606)
Net proceeds from sales of land	5,490	—
Net proceeds from sales of properties	13,888	460,694
Small business loan funding	(2,139)	—
Change in construction payables	(2,550)	(1,109)
Net cash (used in) provided by investing activities	(15,933)	363,773
Cash flow from financing activities:
Proceeds from issuance of common shares, net	57	127
Repurchases of common shares upon the vesting of restricted shares	(999)	(480)
Loan proceeds	300,000	75,000
Debt extinguishment costs	—	(12,212)
Loan payments	(251,770)	(418,263)
Distributions paid – common shareholders	(31,392)	(106,592)
Distributions paid – redeemable noncontrolling interests	(1,222)	(3,036)
Net cash provided by (used in) financing activities	14,674	(465,456)
Net change in cash, cash equivalents, and restricted cash	84,504	4,484
Cash, cash equivalents, and restricted cash beginning of period	52,813	45,506
Cash, cash equivalents, and restricted cash end of period	$137,317	$49,990

Non-cash investing activities
Net investment in sales-type lease	$4,665	$—

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	September 30, 2020	December 31, 2019
Assets:
Investment properties at cost:	$3,083,153	$3,087,391
Less: accumulated depreciation	(735,761)	(666,952)
	2,347,392	2,420,439

Cash and cash equivalents	129,282	31,336
Tenant and other receivables, including accrued straight-line rent of 24,511 and 27,256, respectively	57,149	55,286
Restricted cash and escrow deposits	8,035	21,477
Deferred costs, net	63,883	73,157
Prepaid and other assets	39,304	34,548
Investments in unconsolidated subsidiaries	13,071	12,644
Total Assets	$2,658,116	$2,648,887

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,196,117	$1,146,580
Accounts payable and accrued expenses	88,550	69,817
Deferred revenue and other liabilities	86,244	90,180
Total Liabilities	1,370,911	1,306,577
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	44,440	52,574
Partners Equity:
Parent Company:
Common equity, 84,195,963 and 83,963,369 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,275,044	1,305,321
Accumulated other comprehensive loss	(32,977)	(16,283)
Total Partners Equity	1,242,067	1,289,038
Noncontrolling Interests	698	698
Total Equity	1,242,765	1,289,736
Total Liabilities and Equity	$2,658,116	$2,648,887

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue:
Rental income	$64,293	$72,573	$191,359	$234,726
Other property related revenue	670	2,260	6,626	4,910
Fee income	104	110	299	304
Total revenue	65,067	74,943	198,284	239,940
Expenses:
Property operating	10,330	11,041	30,450	33,939
Real estate taxes	9,362	9,640	26,551	29,775
General, administrative, and other	6,482	6,709	19,986	20,523
Depreciation and amortization	33,953	31,985	96,830	101,333
Impairment charge	—	8,538	—	37,723
Total expenses	60,127	67,913	173,817	223,293
Gain on sale of operating properties, net	3,226	(5,714)	4,893	24,965
Operating income	8,166	1,316	29,360	41,612
Interest expense	(12,550)	(14,302)	(38,115)	(46,884)
Income tax benefit of taxable REIT subsidiary	190	41	496	189
Loss on debt extinguishment	—	(7,045)	—	(9,622)
Equity in loss of unconsolidated subsidiaries	(417)	(11)	(1,256)	(677)
Other income (expense), net	(16)	(116)	234	(444)
Net loss	(4,627)	(20,117)	(9,281)	(15,826)
Net income attributable to noncontrolling interests	(132)	(132)	(396)	(396)
Net loss attributable to common unitholders	$(4,759)	$(20,249)	$(9,677)	$(16,222)

Allocation of net loss:
Limited Partners	$(172)	$(514)	$(248)	$(406)
Parent Company	(4,587)	(19,735)	(9,429)	(15,816)
	$(4,759)	$(20,249)	$(9,677)	$(16,222)

Net loss attributable to common unitholders	$(0.05)	$(0.24)	$(0.11)	$(0.19)

Weighted average common units outstanding - basic & diluted	86,429,259	86,073,433	86,341,057	86,013,028

Distributions declared per common unit	$0.0520	$0.3175	$0.3695	$0.9525

Consolidated net loss	$(4,627)	$(20,117)	$(9,281)	$(15,826)
Change in fair value of derivatives	1,081	(4,425)	(17,112)	(17,135)
Total comprehensive loss	(3,546)	(24,542)	(26,393)	(32,961)
Comprehensive income attributable to noncontrolling interests	(132)	(132)	(396)	(396)
Comprehensive loss attributable to common unitholders	$(3,678)	$(24,674)	$(26,789)	$(33,357)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2019	$1,305,321	$(16,283)	$1,289,038
Stock compensation activity	267	—	267
Other comprehensive loss attributable to Parent Company	—	(16,167)	(16,167)
Distributions declared to Parent Company	(27,012)	—	(27,012)
Net loss	(73)	—	(73)
Adjustment to redeemable noncontrolling interests	6,778	—	6,778
Balances March 31, 2020	1,285,281	(32,450)	1,252,831
Stock compensation activity	1,786	—	1,786
Other comprehensive loss attributable to Parent Company	—	(1,580)	(1,580)
Net loss	(4,769)	—	(4,769)
Adjustment to redeemable noncontrolling interests	(53)	—	(53)
Balances, June 30, 2020	1,282,245	(34,030)	1,248,215
Stock compensation activity	1,813	0	1,813
Other comprehensive income attributable to Parent Company	—	1,053	1,053
Distributions declared to Parent Company	(4,380)	—	(4,380)
Net loss	(4,587)	—	(4,587)
Adjustment to redeemable noncontrolling interests	(47)	—	(47)
Balances, September 30, 2020	1,275,044	(32,977)	1,242,067

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2018	$1,416,202	$(3,497)	$1,412,705
Stock compensation activity	1,161	—	1,161
Other comprehensive loss attributable to Parent Company	—	(4,930)	(4,930)
Distributions declared to Parent Company	(26,672)	—	(26,672)
Net income	5,715	—	5,715
Conversion of Limited Partner Units to shares of the Parent Company	127	—	127
Adjustment to redeemable noncontrolling interests	(1,282)	—	(1,282)
Balances, March 31, 2019	1,395,251	(8,427)	1,386,824
Stock compensation activity	1,817	—	1,817
Other comprehensive loss attributable to Parent Company	—	(7,465)	(7,465)
Distributions declared to Parent Company	(26,665)	—	(26,665)
Net loss	(1,796)	—	(1,796)
Adjustment to redeemable noncontrolling interests	(52)	—	(52)
Balances, June 30, 2019	1,368,555	(15,892)	1,352,663
Stock compensation activity	1,528	—	1,528
Other comprehensive loss attributable to Parent Company	—	(4,317)	(4,317)
Distributions declared to Parent Company	(26,670)	—	(26,670)
Net income	(19,735)	—	(19,735)
Exchange of redeemable noncontrolling interests for common shares	40	—	40
Adjustment to redeemable noncontrolling interests	(1,342)	—	(1,342)
Balances, September 30, 2019	1,322,376	(20,209)	1,302,167

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities:
Consolidated net loss	$(9,281)	$(15,826)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Straight-line rent	3,271	(1,383)
Depreciation and amortization	98,471	103,461
Gain on sales of operating properties	(4,893)	(24,965)
Impairment charge	—	37,723
Compensation expense for equity awards	4,175	4,016
Amortization of debt fair value adjustment	(333)	(1,330)
Loss on debt extinguishment	—	9,622
Amortization of in-place lease liabilities	(1,922)	(2,982)
Changes in assets and liabilities:
Tenant receivables	(3,188)	6,597
Deferred costs and other assets	(4,967)	(9,106)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	4,430	340
Net cash provided by operating activities	85,763	106,167
Cash flow from investing activities:
Acquisitions of interests in properties	—	(58,206)
Capital expenditures	(30,622)	(37,606)
Net proceeds from sales of land	5,490	—
Net proceeds from sales of operating properties	13,888	460,694
Small business loan funding	(2,139)	—
Change in construction payables	(2,550)	(1,109)
Net cash (used in) provided by investing activities	(15,933)	363,773
Cash flow from financing activities:
Contributions from the General Partner	57	127
Repurchases of common shares upon the vesting of restricted shares	(999)	(480)
Loan proceeds	300,000	75,000
Debt extinguishment costs	—	(12,212)
Loan payments	(251,770)	(418,263)
Distributions paid – common unitholders	(31,392)	(106,592)
Distributions paid – redeemable noncontrolling interests	(1,222)	(3,036)
Net cash provided by (used in) financing activities	14,674	(465,456)
Net change in cash, cash equivalents, and restricted cash	84,504	4,484
Cash, cash equivalents, and restricted cash beginning of period	52,813	45,506
Cash, cash equivalents, and restricted cash end of period	$137,317	$49,990

Non-cash investing activities
Net investment in sales-type lease	$4,665	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
September 30, 2020
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

The Parent Company is the sole general partner of the Operating Partnership, and as of September 30, 2020 owned approximately 97.4% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.6% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At September 30, 2020, we owned interests in 89 operating and redevelopment properties totaling approximately 17.4 million square feet. We also owned three development projects under construction as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2019.

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

Components of Investment Properties

The composition of the Company’s investment properties as of September 30, 2020 and December 31, 2019 was as follows:

	Balance at
	September 30, 2020	December 31, 2019
Investment properties, at cost:
Land, buildings and improvements	$3,048,503	$3,038,412
Furniture, equipment and other	7,026	7,775
Construction in progress	27,624	41,204
	$3,083,153	$3,087,391

Components of Rental Income including Allowance for Uncollectible Accounts

The Company recognized the following lease rental income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed Contractual Lease Payments - Operating Leases	54,301	58,828	164,219	188,021
Variable Lease Payments - Operating Leases	12,824	14,022	38,244	44,650
Bad Debt Reserve	(3,136)	(892)	(9,760)	(2,338)
Straight-Line Rent Adjustment	256	939	1,001	2,561
Straight-Line Rent Reserve for Uncollectability	(507)	(1,153)	(4,264)	(1,153)
Amortization of In-Place Lease Liabilities, net	555	829	1,919	2,985
Total	64,293	72,573	191,359	234,726

The Company must make estimates as to the collectability of its accounts receivable. In making these estimates, the Company reviews a variety of qualitative and quantitative data to make a subjective determination. An allowance for uncollectible accounts, including future credit losses of the accrued straight-line rent receivables, is maintained for estimated losses resulting from the inability of certain tenants to meet contractual obligations under their lease agreements.

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of September 30, 2020, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $55.3 million, which were secured by assets of the VIEs totaling $114.2 million.  The Operating Partnership guarantees the debts of these VIEs.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the nine months ended September 30, 2020 and 2019 were as follows:

	2020	2019
Noncontrolling interests balance January 1	$698	$698
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	—	—
Noncontrolling interests balance at September 30	$698	$698

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At September 30, 2020, the redemption value of the redeemable noncontrolling interests did not exceed the historical book value, and the balance was accordingly adjusted to historical book value. At December 31, 2019, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three and nine months ended September 30, 2020 and 2019, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Parent Company’s weighted average interest in Operating Partnership	97.4%	97.5%	97.4%	97.6%
Limited partners' weighted average interests in Operating Partnership	2.6%	2.5%	2.6%	2.4%

At September 30, 2020, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.4% and 2.6%. At December 31, 2019, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.5% and 2.5%.

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

There were 2,234,991 and 2,110,037 Limited Partner Units outstanding as of September 30, 2020 and December 31, 2019, respectively. The increase in Limited Partner Units outstanding from December 31, 2019 is due to non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

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

We classify the redeemable noncontrolling interests in certain subsidiaries in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of September 30, 2020 and December 31, 2019, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the nine months ended September 30, 2020 and 2019 were as follows:

	2020	2019
Redeemable noncontrolling interests balance January 1	$52,574	$45,743
Net income allocable to redeemable noncontrolling interests	148	(10)
Distributions declared to redeemable noncontrolling interests	(1,222)	(2,388)
Other, net including adjustments to redemption value	(7,060)	2,038
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at September 30	$44,440	$45,383

Limited partners' interests in Operating Partnership	$34,370	$35,313
Other redeemable noncontrolling interests in certain subsidiaries	10,070	10,070
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at September 30	$44,440	$45,383

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

Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

•Level 1 fair value inputs are quoted prices in active markets for identical instruments to which we have access.

•Level 2 fair value inputs are inputs other than quoted prices included in Level 1 that are observable for similar instruments, either directly or indirectly, and appropriately consider counterparty creditworthiness in the valuations.

•Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an instrument at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate.

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

The Company entered into rent deferral agreements during the nine months ended September 30, 2020 that provided for legally due rent to be paid back over a period of time, typically twelve to eighteen months. The Company has deferred the payment by tenants of $5.6 million of contractually due rental income that remains outstanding as of September 30, 2020.

The future impact of such modifications is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions. There was not a material amount of rent abatement provided to tenants as a result of COVID-19 during the third quarter.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the three and nine months ended September 30, 2020 and 2019 were 2.2 million and 2.1 million, respectively.

Due to the net loss allocable to common shareholders and Common Unit holders for the three and nine months ended September 30, 2020 and 2019, no securities had a dilutive impact for these periods.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes—fixed rate	$550,000	$—	$(3,687)	$546,313
Unsecured revolving credit facility	50,000	—	(1,857)	48,143
Unsecured term loan	250,000	—	(1,700)	248,300
Mortgage notes payable—fixed rate	296,350	1,843	(30)	298,163
Mortgage note payable—variable rate	55,290	—	(92)	55,198
Total mortgage and other indebtedness	$1,201,640	$1,843	$(7,366)	$1,196,117

	As of December 31, 2019
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(4,231)	$545,769
Unsecured revolving credit facility	—	—	(2,625)	(2,625)
Unsecured term loans	250,000	—	(1,859)	248,141
Mortgage notes payable - fixed rate	297,472	2,176	(40)	299,608
Mortgage notes payable - variable rate	55,830	—	(143)	55,687
Total mortgage and other indebtedness	$1,153,302	$2,176	$(8,898)	$1,146,580

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of September 30, 2020, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (in years)
Fixed Rate Debt [1]	$1,096,350	92%	4.17%	5.2
Variable Rate Debt	105,290	8%	1.53%	1.9
Net Debt Premiums and Issuance Costs, Net	(5,523)	N/A	N/A	N/A
Total	$1,196,117	100%	3.94%	4.9

____________________
1	Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of September 30, 2020, $250 million in variable rate debt is hedged for a weighted average of 2.5 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases, and is generally due in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness is based on LIBOR plus 160 basis points.  At September 30, 2020, the one-month LIBOR interest rate was 0.15%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 5.73%.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include amortization of debt issuance costs as a component of interest expense as follows:

	Nine Months Ended September 30,
	2020	2019
Amortization of debt issuance costs	$1,640	$2,128

Unsecured Revolving Credit Facility and Unsecured Term Loans

As of September 30, 2020, we had an unsecured revolving credit facility (the "Credit Facility") with a total commitment of $600 million that matures in April 2023 (inclusive of one twelve-month extension option).

The Operating Partnership has the option to increase the borrowing availability of the Credit Facility to $1.2 billion, subject to certain conditions, including obtaining commitments from lenders.

    On October 25, 2018, the Operating Partnership entered into a Term Loan Agreement (the “Agreement”) with KeyBank National Association, as Administrative Agent (the “Agent”), and the other lenders party thereto, providing for an unsecured term loan facility of up to $250 million (the “Term Loan”). The Term Loan ranks pari passu with the Operating Partnership’s existing Credit Facility documented in the Operating Partnership’s Fifth Amended and Restated Credit Agreement, dated as of July 28, 2016, as amended (the “Existing Credit Agreement”), and other unsecured indebtedness of the Operating Partnership.

    The Term Loan has a scheduled maturity date of October 24, 2025, which maturity date may be extended for up to three additional periods of one year each at the Operating Partnership’s option subject to certain conditions.

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

In March 2020, we borrowed $300 million on the Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Proceeds from the Credit Facility borrowings may in the future be used for working capital, general corporate or other purposes permitted under the Credit Facility. Subsequent to the initial borrowing, we have repaid $250 million on the Credit Facility. As of September 30, 2020, there was $50 million outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $1.2 million, against which no amounts were advanced as of September 30, 2020.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of September 30, 2020, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.3 billion. Considering outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $448.6 million available under our Credit Facility for future borrowings as of September 30, 2020.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of September 30, 2020, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of September 30, 2020, we were in compliance with all such covenants.

Fair Value of Fixed and Variable Rate Debt

As of September 30, 2020, the estimated fair value of our fixed rate debt was $846.6 million compared to the book value of $846.4 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.46% to 4.04%.  As of September 30, 2020, the fair value of variable rate debt was $337.5 million compared to the book value of $355.3 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 1.29% to 3.63%.

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

As of September 30, 2020, we were party to various cash flow derivative agreements with notional amounts totaling $250.0 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2025.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 4.20%.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of September 30, 2020 and December 31, 2019, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of September 30, 2020, the estimated fair value of our interest rate derivatives represented a net liability of $34.3 million, including accrued interest payable of $0.4 million.  As of September 30, 2020, this was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2019, the estimated fair value of our interest rate hedges was a liability of $16.8 million, including accrued interest of $0.1 million.  As of December 31, 2019, this was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $1.3 million was reclassified as a decrease to earnings during the three months ended September 30, 2020, and $35,000 was reclassified as an increase to earnings during the three months ended September 30, 2019. As the interest payments on our hedges are made over the next 12 months, we estimate the increase to interest expense to be $5.8 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.08 for the third quarter of 2020 to common shareholders and Common Unit holders of record as of October 2, 2020. The distribution was paid on October 9, 2020.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized commissions incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At September 30, 2020 and December 31, 2019, deferred costs consisted of the following:

	September 30, 2020	December 31, 2019
Acquired lease intangible assets	$56,113	$60,862
Deferred leasing costs and other	58,843	62,109
	114,956	122,971
Less—accumulated amortization	(51,073)	(49,814)
Total	$63,883	$73,157

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

	Nine Months Ended September 30,
	2020	2019
Amortization of deferred leasing costs, lease intangibles and other	$10,464	$10,601
Amortization of above market lease intangibles	725	958

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

At September 30, 2020 and December 31, 2019, deferred revenue, intangibles, net and other liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Unamortized in-place lease liabilities	$47,425	$50,072
Retainages payable and other	2,586	2,254
Tenant rents received in advance	9,591	10,839
Lease liabilities	26,642	27,015
Total	$86,244	$90,180

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $2.6 million and $3.9 million for the nine months ended September 30, 2020 and 2019, respectively.

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

    In connection with the joint venture that owns the Embassy Suites at Notre Dame, we provided a repayment guaranty on a $33.8 million construction loan, of which our share is $11.8 million (reflecting our 35% ownership interest in the hotel). Our portion of the repayment guaranty is limited to $5.9 million. The guaranty's term is through the July 1, 2024 maturity date of the loan. The outstanding loan balance as of September 30, 2020 is $33.6 million and our share is $11.8 million.  The loan is secured by the hotel.

As of September 30, 2020, we had outstanding letters of credit totaling $1.2 million.  At that date, there were no amounts advanced against these instruments.

    Note 10. Disposals of Operating Properties and Impairment Charge

There were no operating properties sold during the nine months ended September 30, 2020. The Company sold one redevelopment property during the three months ended September 30, 2020 for gross proceeds of $14.0 million and a net gain of $3.1 million. The Company has not sold any other redevelopment properties during the nine months ended September 30, 2020.

During the three months ended September 30, 2019, we sold eight operating properties for aggregate gross proceeds of $213.3 million and a net loss of $5.7 million.

During the three months ended June 30, 2019, we sold eight operating properties for aggregate gross proceeds of $244.0 million and a net gain of $24.1 million.

During the three months ended March 31, 2019, we sold our Whitehall Pike operating property for aggregate gross proceeds of $13.5 million and a net gain of $6.6 million.

As of September 30, 2019, in connection with the preparation and review of the financial statements, we evaluated one operating property for impairment and recorded an $8.5 million impairment charge due to changes during the quarter in facts and circumstances underlying the Company's expected hold period of the property. A shortening of an expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of the property. We concluded the estimated undiscounted cash flows over the expected holding periods did not exceed the carrying value of the asset, leading to the charge during the quarter. We estimated the fair value of the property to be $12.6 million using the market approach by utilizing recent sales offers without adjustment.

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

Note 11. Impact of COVID-19

    Since first being reported in December 2019, the novel strain of coronavirus (COVID-19) has spread globally. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency with respect to COVID-19.

    The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and how it impacts the Company's tenants and business partners. Certain segments of retailers and the Company continued to experience disruption during the three months ended September 30, 2020, and, going forward, the potential adverse effect of the COVID-19 pandemic, including possible resurgences, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market, global economy, and financial markets, and the extent of such effects, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

    The following operating trends, combined with macroeconomic trends such as a global economic slowdown or recession, reduced consumer spending and increased unemployment, lead us to believe that our operating results for the rest of 2020 and potentially beyond will continue to be significantly affected by COVID-19:

•As of September 30, 2020, over 95% of our tenants have reopened. However, many of these retailers are operating at a lower capacity than normal due to COVID-19. Store closures or the inability to return to full capacity, particularly if for an extended period, increase the risk of business failures and lease defaults.
•As of November 6, 2020, we have collected approximately 92% of rent billings for the three months ended September 30, 2020 and 92% of October rent billings.
•Many of our tenants have taken on additional debt as a result of COVID-19, including loans administered by the Small Business Administration. To the extent this debt is not forgiven, the increased debt load may hamper their ability to continue to operate and to pay rent, which could cause the Company to realize decreased cash flow and increased vacancies at its properties.

    Starting in March and continuing through October 2020, the Company received rent relief requests from a significant proportion of its tenants. Some tenants have asserted various legal arguments that they allege relieve them of the obligation to pay rent during the pandemic; the Company and its legal advisers generally disagree with these legal arguments. The Company has evaluated and will continue to evaluate tenant requests for rent relief based on many factors, including the tenant's financial strength, the tenant's operating history, potential co-tenancy impacts, the tenant's contribution to the shopping center in which it operates, the Company's assessment of the tenant's long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors.

    As a result of this evaluation, the Company has agreed to defer rent for approximately 300 of its tenants subject to certain conditions. The Company had deferred the collection of $5.6 million of rental income that remains outstanding as of September 30, 2020. To the extent the Company agrees to defer rent or is otherwise unable to collect rent for certain periods, the Company will realize decreased cash flow, which could significantly decrease the cash available for the Company's operating and capital uses.

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

Currently, one of the most significant factors that could cause actual outcomes to differ significantly from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, including possible resurgences, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The effects of COVID-19 have caused many of our tenants to close stores, reduce hours or significantly limit service, making it difficult for them to meet their rent obligations, and therefore will significantly impact us for the foreseeable future. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
    Additional risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•national and local economic, business, real estate and other market conditions, particularly in connection with low or negative growth in the U.S. economy as well as economic uncertainty;
•financing risks, including the availability of, and costs associated with, sources of liquidity;
•our ability to refinance, or extend the maturity dates of, our indebtedness;
•the level and volatility of interest rates;
•the financial stability of tenants, including their ability to pay rent and the risk of tenant insolvency and bankruptcy;
•the competitive environment in which we operate;
•acquisition, disposition, development and joint venture risks;
•property ownership and management risks;
•our ability to maintain our status as a real estate investment trust for federal income tax purposes;
•potential environmental and other liabilities;
•impairment in the value of real estate property we own;
•the actual and perceived impact of e-commerce on the value of shopping center assets;
•risks related to the geographical concentration of our properties in Florida, Indiana, Texas, Nevada and North Carolina;
•civil unrest, acts of terrorism or war, acts of God, climate change, epidemics, pandemics (including COVID-19), natural disasters and severe weather conditions such as hurricanes, tropical storms, tornadoes, earthquakes, droughts, floods and fires, that may result in underinsured or uninsured losses;

•changes in laws and government regulations;
•governmental orders affecting the use of our properties or the ability of our tenants to operate;
•possible short-term or long-term changes in consumer behavior due to COVID-19 and the fear of future pandemics;
•insurance costs and coverage;
•risks associated with cybersecurity attacks and the loss of confidential information and other business disruptions;
•other factors affecting the real estate industry generally; and
•other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

At September 30, 2020, we owned interests in 89 operating and redevelopment properties totaling approximately 17.4 million square feet. We also owned three development projects under construction as of this date.

At September 30, 2019, we owned interests in 96 operating and redevelopment properties totaling approximately 18.1 million square feet. We also owned one development project under construction as of this date.

Impacts on Business from COVID-19

    The current pandemic of the novel coronavirus, or COVID-19, and the public health measures that have been undertaken in response, have had a significant adverse impact on many of our tenants and on our business. The effects of COVID-19, including related government restrictions, mandatory quarantines, “shelter in place” orders, border closures, “social distancing” practices and other travel and gathering restrictions and practices, have caused many of our tenants to close stores, reduce hours or significantly limit service, and have resulted in a dramatic increase in national unemployment that may create headwinds for our tenants even after the current restrictions are lifted. Because we cannot estimate when the COVID-19 pandemic and the containment measures will end or what short-term or long-term impact the pandemic may have on consumer behavior, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. However, the following operating trends, combined with macroeconomic trends such as a global economic slowdown or recession, reduced consumer spending and increased unemployment, lead us to believe that our operating results for the remainder of 2020 and beyond will continue to be more significantly affected by COVID-19:

•As of September 30, 2020, over 95% of our tenants have reopened. However, many of these retailers are operating at a lower capacity than normal due to COVID-19. Store closures or the inability to return to full capacity, particularly if for an extended period, increase the risk of business failures and lease defaults.
•As of November 6, 2020, we have collected approximately 92% of rent billings for three months ended September 30, 2020, and 92% of October rent billings.
•We have received rent relief requests from many tenants as a result of COVID-19. Some tenants have asserted various legal arguments that they allege relieve them of the obligation to pay rent during the pandemic; the Company and its legal advisers generally disagree with these legal arguments. The Company has evaluated and will continue to evaluate tenant requests for rent relief based on many factors, including the tenant’s financial strength, the tenant’s operating history, potential co-tenancy impacts, the tenant’s contribution to the shopping center in which it operates, the Company’s assessment of the tenant’s long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors. As a result of this evaluation, the Company has agreed to defer rent for approximately 300 of its tenants, primarily small-shop tenants, subject to certain conditions. To the extent the Company agrees to defer rent or is otherwise unable to collect rent for certain periods, it could significantly decrease the cash available for the Company’s operating and capital uses.
•Many of our tenants have taken on additional debt as a result of COVID-19, including loans administered by the Small Business Administration. To the extent this debt is not forgiven, the increased debt load may hamper their ability to continue to operate and to pay rent, which could cause the Company to realize decreased cash flow and increased vacancies at its properties.

We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including deferrals of certain planned capital expenditures for 2020 and aggregate outstanding borrowings of $50 million on our revolving credit facility as a precautionary measure to increase liquidity. As of September 30, 2020, we have approximately $129 million in cash on hand, $448.6 million of remaining availability under our revolving credit facility (based on the unencumbered pool allocated thereto) and no debt maturities until 2022. In addition in April 2020, we launched a program to provide an aggregate of up to $5 million in expedited, low-interest loans to select small-business tenants of the Company to help navigate the current environment. To date, we have loaned approximately $2.1 million under this program.

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

Recent Activities

Operating Activity

During the third quarter of 2020, we executed 78 new and renewal leases totaling 457,151 square feet.  New leases were signed for 21 individual spaces for 87,000 square feet of gross leasable area ("GLA"), while renewal leases were signed on 57 individual spaces for 370,151 square feet of GLA.  Year to date, we executed 155 new and renewal leases totaling 1,015,675 square feet. New leases were signed for 41 individual spaces for 255,885 square feet of GLA, while renewal leases were signed on 114 individual spaces for 759,790 square feet of GLA.

For comparable new and renewal leases signed in the third quarter of 2020, which are defined as those for which the space was occupied by a tenant within the last 12 months, we achieved a blended cash rent spread of 6.3% and a blended GAAP rent spread of 14.7%.

Results of Operations

The comparability of results of operations for the three and nine months ended September 30, 2020 and 2019 is affected by our redevelopment activities, acquisition activities and operating property dispositions during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Property Dispositions

Since January 1, 2019, we sold the following operating properties, including as part of the "Project Focus" program undertaken by the Company in 2019 to dispose of certain non-core assets:

Property Name	MSA	Disposition Quarter	Owned GLA
Whitehall Pike	Bloomington, IN	Q1 2019	128,997
Beechwood Promenade	Athens, GA	Q2 2019	297,369
Village at Bay Park	Green Bay, WI	Q2 2019	82,254
Lakewood Promenade	Jacksonville, FL	Q2 2019	196,655
Palm Coast Landing	Palm Coast, FL	Q2 2019	168,352
Lowe's - Perimeter Woods [1]	Charlotte, NC	Q2 2019	N/A
Cannery Corner	Las Vegas, NV	Q2 2019	30,738
Temple Terrace	Tampa, FL	Q2 2019	90,328
University Town Center	Oklahoma City, OK	Q2 2019	348,877
Gainesville Plaza	Gainesville, FL	Q3 2019	162,189
Bolton Plaza	Jacksonville, FL	Q3 2019	154,555
Eastgate Plaza	Las Vegas, NV	Q3 2019	96,609
Burnt Store	Punta Gorda, FL	Q3 2019	95,625
Landstown Commons	Virginia Beach, VA	Q3 2019	398,149
Lima Marketplace	Fort Wayne, IN	Q3 2019	100,461
Hitchcock Plaza	Aiken, SC	Q3 2019	252,218
Merrimack Village Center	Manchester, NH	Q3 2019	78,892
Publix at Acworth	Atlanta, GA	Q4 2019	69,628
The Centre at Panola	Atlanta, GA	Q4 2019	73,075
Beacon Hill	Crown Point, IN	Q4 2019	56,820
Bell Oaks Centre	Evansville, IN	Q4 2019	94,985
Boulevard Crossing	Kokomo, IN	Q4 2019	124,634
South Elgin Commons	Chicago, IL	Q4 2019	128,000

____________________
1	The asset sold was a component of our Perimeter Woods property that was ground leased to Lowe's Home Improvement Center.

Redevelopment Activities

The following properties were under active redevelopment at various times during the period from January 1, 2019 through September 30, 2020:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	92,283
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Glendale Town Center [2]	Indianapolis, IN	March 2019	Pending	393,002
Courthouse Shadows [3]	Naples, FL	June 2013	Sold	124,802

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.
3	This property was sold in July 2020.

Acquisition Activities

The following properties were acquired at various times during the period from January 1, 2019 through September 30, 2020:

Property Name	MSA	Acquisition Quarter	Owned GLA
Pan Am Plaza Parking Garage	Indianapolis, IN	Q1 2019	N/A
Nora Plaza	Indianapolis, IN	Q3 2019	139,743

Comparison of Operating Results for the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

The following table reflects income statement line items from our consolidated statements of operations for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
($ in thousands)	2020	2019	Net change 2019 to 2020
Revenue:
Rental income	$64,293	$72,573	$(8,280)
Other property related revenue	670	2,260	(1,590)
Fee income	104	110	(6)
Total revenue	65,067	74,943	(9,876)
Expenses:
Property operating	10,330	11,041	(711)
Real estate taxes	9,362	9,640	(278)
General, administrative, and other	6,482	6,709	(227)
Depreciation and amortization	33,953	31,985	1,968
Impairment charge	—	8,538	(8,538)
Total expenses	60,127	67,913	(7,786)
Gains on sale of operating properties, net	3,226	(5,714)	8,940
Operating income	8,166	1,316	6,850
Interest expense	(12,550)	(14,302)	1,752
Income tax benefit of taxable REIT subsidiary	190	41	149
Loss on debt extinguishment	—	(7,045)	7,045
Equity in loss of unconsolidated subsidiaries	(417)	(11)	(406)
Other income (expense), net	(16)	(116)	100
Consolidated net loss	(4,627)	(20,117)	15,490
Net income attributable to noncontrolling interests	40	382	(342)
Net loss attributable to Kite Realty Group Trust	$(4,587)	$(19,735)	$15,148

Property operating expense to total revenue ratio	15.9%	14.7%

Rental income (including tenant reimbursements) decreased $8.3 million, or 11.4%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(4,904)
Properties under redevelopment or acquired during 2019 and/or 2020	246
Properties fully operational during 2019 and 2020 and other	(3,622)
Total	$(8,280)

The net decrease of $3.6 million in rental income for properties fully operational during 2019 and 2020 is primarily due to a reserve of approximately $3.6 million for certain non-cash straight-line rent and billed rent receivables related to industries that are financially distressed due to the COVID-19 pandemic.

Other property related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity.  This revenue decreased by $1.6 million, due to lower parking revenue during 2020 and the retaining of a non-refundable escrow deposit in 2019.

The Company generated fee income of $0.1 million during the three months ended September 30, 2020 and 2019, respectively, from property management services provided to unconsolidated joint ventures.

Property operating expenses decreased $0.7 million, or 6.4%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(796)
Properties under redevelopment or acquired during 2019 and/or 2020	61
Properties fully operational during 2019 and 2020 and other	24
Total	$(711)

The slight increase in property operating expenses for properties fully operational during 2019 and 2020 is primarily due to a continued focus on cost controls over certain operating expense spend in 2020. These provided savings of $0.4 million that were partially offset by an increase in insurance expense of $0.4 million. As a percentage of revenue, property operating expenses increased between periods from 14.7% to 15.9%. This increase is mainly driven by the $3.6 million reserve for non-cash straight line rent and billed receivables recorded for the three months ended September 30, 2020.

Real estate taxes decreased $0.3 million, or 2.9%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	(542)
Properties under redevelopment or acquired during 2019 and/or 2020	13
Properties fully operational during 2019 and 2020 and other	251
Total	$(278)

The net $0.3 million increase in real estate taxes for properties fully operational during 2019 and 2020 is primarily due to higher assessments at certain properties in the portfolio. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.

General, administrative and other expenses decreased $0.2 million, or 3.4%. The decrease is due to reduced travel and conference costs due to the COVID-19 pandemic.

Depreciation and amortization expense increased $2.0 million, or 6.2%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(2,166)
Properties under redevelopment or acquired during 2019 and/or 2020	400
Properties fully operational during 2019 and 2020 and other	3,734
Total	$1,968

The net increase of $3.7 million in depreciation and amortization at properties fully operational during 2019 and 2020 is primarily due to accelerated depreciation for certain tenants.
As of September 30, 2019, in connection with the preparation and review of the financial statements, we evaluated one operating property for impairment and recorded an $8.5 million impairment charge due to changes in facts and circumstances underlying the Company's expected future hold period for these properties. A shortening of the expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of the property. We concluded the estimated undiscounted cash flows over the expected holding periods did not exceed the carrying value of each asset, leading to the charges during the quarter. We estimated the fair value of the property using the market approach by utilizing a recent sales offer without adjustment.

Interest expense decreased $1.8 million or 12.3%. The decrease is primarily due to a reduction in outstanding borrowings using proceeds from our property sales partially offset by interest costs associated with the higher Credit Facility balance.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

The following table reflects income statement line items from our consolidated statements of operations for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
($ in thousands)	2020	2019	Net change 2019 to 2020
Revenue:
Rental income	$191,359	$234,726	$(43,367)
Other property related revenue	6,626	4,910	1,716
Fee income	299	304	(5)
Total revenue	198,284	239,940	(41,656)
Expenses:
Property operating	30,450	33,939	(3,489)
Real estate taxes	26,551	29,775	(3,224)
General, administrative, and other	19,986	20,523	(537)
Depreciation and amortization	96,830	101,333	(4,503)
Impairment charge	—	37,723	(37,723)
Total expenses	173,817	223,293	(49,476)
Gains on sale of operating properties, net	4,893	24,965	(20,072)
Operating income	29,360	41,612	(12,252)
Interest expense	(38,115)	(46,884)	8,769
Income tax benefit of taxable REIT subsidiary	496	189	307
Loss on debt extinguishment	—	(9,622)	9,622
Equity in loss of unconsolidated subsidiaries	(1,256)	(677)	(579)
Other income (expense), net	234	(444)	678
Consolidated net loss	(9,281)	(15,826)	6,545
Net income attributable to noncontrolling interests	(148)	10	(158)
Net loss attributable to Kite Realty Group Trust	$(9,429)	$(15,816)	$6,387

Property operating expense to total revenue ratio	15.4%	14.1%

Rental income (including tenant reimbursements) decreased $43.4 million, or 18.5%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(30,589)
Properties under redevelopment or acquired during 2019 and/or 2020	888
Properties fully operational during 2019 and 2020 and other	(13,666)
Total	$(43,367)

The net decrease of $13.7 million in rental income for properties fully operational during 2019 and 2020 is primarily due to a reserve of approximately $14.0 million for certain non-cash straight-line rent and billed rent receivables related to industries that are financially distressed due to the COVID-19 pandemic.

Other property related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity.  This revenue increased by $1.7 million, due to gains on the sale of three parcels of land peripheral to an operating property offset by lower parking revenue during 2020.

The Company generated fee income of $0.3 million during the nine months ended September 30, 2020 and 2019, respectively, from property management services provided to unconsolidated joint ventures.

Property operating expenses decreased $3.5 million, or 10.3%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(4,320)
Properties under redevelopment or acquired during 2019 and/or 2020	238
Properties fully operational during 2019 and 2020 and other	593
Total	$(3,489)

The net increase of $0.6 million in property operating expenses for properties fully operational during 2019 and 2020 is primarily due to an increase in insurance expense of $1.1 million partially offset by a deliberate reduction in certain operating expense spend starting in March 2020 while certain retailers were closed. As a percentage of revenue, property operating expenses increased between periods from 14.1% to 15.4%. This increase is mainly driven by the $14.0 million reserve for non-cash straight line rent and billed receivables recorded for the nine months ended September 30, 2020.

Real estate taxes decreased $3.2 million, or 10.8%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	(3,386)
Properties under redevelopment or acquired during 2019 and/or 2020	138
Properties fully operational during 2019 and 2020 and other	24
Total	$(3,224)

The minimal change in real estate taxes for properties fully operational during 2019 and 2020 is primarily due to higher assessments at certain properties in the portfolio offset by successful appeals at certain properties located in Texas. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.

General, administrative and other expenses decreased $0.5 million, or 2.6%. The decrease is due to reduced leasing-related travel and conference costs due to the COVID-19 pandemic.

Depreciation and amortization expense decreased $4.5 million, or 4.4%, due to the following:

Net change 2019 to 2020
Properties sold during 2019	$(12,493)
Properties under redevelopment or acquired during 2019 and/or 2020	1,153
Properties fully operational during 2019 and 2020 and other	6,837
Total	$(4,503)

The net increase of $6.8 million in depreciation and amortization at properties fully operational during 2019 and 2020 is primarily due to accelerated depreciation for certain tenants that vacated during 2020 along with depreciation related to assets placed in service related to recent anchor commencements.
During the nine months ended September 30, 2019, in connection with the preparation and review of the financial statements, we evaluated seven operating properties for impairment and recorded $37.7 million impairment charges due to changes in facts and circumstances underlying the Company's expected future hold period for six these properties and the change in our estimate of fair value for one of the properties. A shortening of the expected future hold period is considered an impairment indicator under applicable accounting rules, and this indicator caused us to further evaluate the carrying value of the properties. We concluded the estimated undiscounted cash flows over the expected holding periods did not exceed the carrying value of each asset, leading to the charges during the nine months ended September 30, 2019.

Interest expense decreased $8.8 million or 18.7%. The decrease is primarily due to a reduction in outstanding borrowings using proceeds from our property sales partially offset by interest costs associated with the $300 million line draw that was made in March 2020.

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

    When evaluating the properties that are included in the same property pool, the Company has established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and the Company a) begins recapturing space from tenants or b) the contemplated plan significantly impacts the operations of the property. For the quarter ended September 30, 2020, the Company excluded three redevelopment properties from the same property pool that met these criteria and were owned in both comparable periods. In addition, the Company excluded one recently acquired property from the same property pool.

The following table reflects Same Property NOI and a reconciliation to net income attributable to common shareholders for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2020	2019	% Change	2020	2019	% Change
Number of properties for the quarter[1]	82	82

Leased percentage at period end	93.3%	96.5%		93.3%	96.5%
Economic Occupancy percentage[2]	92.0%	93.0%		92.7%	92.5%

Same Property NOI	$44,626	$47,955	(6.9)%	$135,360	$142,890	(5.3)%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$44,626	$47,955		$135,360	$142,890
Net operating income - non-same activity[3]	749	6,307		5,924	33,335
Other expense, net	(243)	(86)		(527)	(931)
General, administrative and other	(6,482)	(6,709)		(19,986)	(20,523)
Impairment charges	—	(8,538)		—	(37,723)
Depreciation and amortization expense	(33,953)	(31,985)		(96,830)	(101,333)
Interest expense	(12,550)	(14,302)		(38,115)	(46,884)
Loss on debt extinguishment	—	(7,045)		—	(9,622)
Gain (loss) on sales of operating properties	3,226	(5,714)		4,893	24,965
Net loss (income) attributable to noncontrolling interests	40	382		(148)	10
Net loss attributable to common shareholders	$(4,587)	$(19,735)		$(9,429)	$(15,816)

____________________
1
Same Property NOI excludes (i) The Corner, Glendale Town Center, and Hamilton Crossing redevelopments, (ii) Eddy Street Commons - Phases II and III developments, (iii) the recently acquired Nora Plaza, and (iv) office properties.

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

Our Same Property NOI decreased 6.9% and 5.3% for the three and nine months ended September 30, 2020, compared to the same period of the prior year, respectively. These decreases were primarily due to bad debt expense of $3.1 million and $9.2 million for the three and nine months ended September 30, 2020, respectively, related to certain tenants that were impacted by the COVID-19 pandemic.

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
    We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including deferrals of certain planned capital expenditures for 2020 and aggregate outstanding borrowings of $50 million on our revolving credit facility as a precautionary measure to increase liquidity. As of September 30, 2020, we have approximately $129 million in cash on hand, $448.6 million of remaining availability under our revolving credit facility (based on the unencumbered property pool allocated thereto) and no debt maturities until 2022. However, because we do not know the ultimate severity and length of the COVID-19 pandemic or the short-term or long-term impact it may have on consumer behavior, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.
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

As of September 30, 2020, we had approximately $448.6 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $129.3 million in cash and cash equivalents as of September 30, 2020.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of September 30, 2020.

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

We derive the majority of our revenue from tenants who lease space from us at our properties. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we believe that the nature of the properties in which we typically invest—primarily neighborhood and community shopping centers—provides a relatively stable revenue flow, an economic downturn has and could continue to adversely affect the ability of some of our tenants to meet their lease obligations.

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of September 30, 2020, we did not have any debt scheduled to mature prior to December 31, 2021, excluding scheduled monthly principal payments.

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

In September 2020, our Board of Trustees declared a cash distribution of $0.08 per common share and Common Unit for the third quarter of 2020. This distribution was paid on October 9, 2020 to common shareholders and Common Unit holders of record as of October 2, 2020. Future distributions, if any, are at the discretion of the Board of Trustees, which will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors our Board of Trustees may deem relevant.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the nine months ended September 30, 2020, we incurred $1.3 million of costs for recurring capital expenditures on operating properties and also incurred $7.5 million of costs for tenant improvements and external leasing commissions (excluding development properties, redevelopment properties, and anchor releasing activities). Where appropriate, we also have deferred certain planned capital expenditures for 2020.

As of September 30, 2020, we had three development projects under construction.  Our share of the total estimated costs of these projects is approximately $18.7 million, of which $7.6 million had been incurred as of September 30, 2020.  We anticipate incurring the majority of the remaining $11.1 million of costs over the next 24 months.  We believe we have sufficient financing in place to fund these projects and expect to do so through cash flow from operations or borrowings on our unsecured revolving credit facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment Opportunities. In light of the COVID-19 pandemic, we are currently evaluating, and are likely to limit for the foreseeable future, the amount of capital that would be utilized for the redevelopment of other operating properties.

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

Capital Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the nine months ended September 30, 2020:

Nine Months Ended
($ in thousands)	September 30, 2020
Developments	$1,615
Redevelopment Opportunities	271
Recently completed redevelopments and other	3,804
Big Box Surge activity	16,709
Recurring operating capital expenditures (primarily tenant improvement payments)	8,223
Total	$30,622

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of less than $0.1 million for the three months ended September 30, 2020 and $0.1 million for the nine months ended September 30, 2020.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of September 30, 2020:

($ in thousands)	Scheduled Principal Payments	Term Maturity	Total
2020	$564	$—	$564
2021	2,303	—	2,303
2022	1,043	228,877	229,920
2023	806	256,517	257,323
2024	854	—	854
Thereafter	5,576	705,100	710,676
	$11,146	$1,190,494	$1,201,640
Unamortized net debt premiums and issuance costs, net			(5,523)
Total			$1,196,117

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

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of September 30, 2020.

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

Cash Flows

As of September 30, 2020, we had cash, cash equivalents, and restricted cash on hand of $137.3 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Cash provided by operating activities was $85.8 million for the nine months ended September 30, 2020 and $106.2 million for the nine months ended September 30, 2019.  The cash flows were negatively impacted due to the significant property sales activity throughout 2019 and reduced collection activity due to the COVID-19 pandemic.

Cash used in investing activities was $15.9 million for the nine months ended September 30, 2020, as compared to cash provided by investing activities of $363.8 million in the same period of 2019.  Highlights of significant cash sources and uses in investing activities are as follows:

•Net proceeds of $460.7 million related to the sale of seventeen operating properties in 2019, compared to net proceeds over the same period in 2020 of $19.4 million related to the sales of land and a non-core property;

•Decrease in capital expenditures of $7.0 million and an increase in construction payables of $1.4 million as we substantially completed multiple anchor retenanting projects over the last twelve months; and

•In 2019, we acquired the Pan Am Plaza Garage and Nora Plaza for a use of cash of $58.2 million; while, there was no such activity in 2020.

Cash provided by financing activities was $14.7 million for the nine months ended September 30, 2020, compared to cash used in financing activities of $465.5 million in the same period of 2019.  Highlights of significant cash sources and uses in financing activities during the first nine months of 2020 and 2019 are as follows:

•In 2020, we borrowed $50.0 million, net, on the Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic;

•In 2019, we paid down debt by $343.3 million, net, utilizing the proceeds from the sale of seventeen operating properties in 2019; and

•We made distributions to common shareholders and Common Unit holders of $32.6 million for the nine months ended September 30, 2020 compared to distributions of $109.6 million for the nine months ended September 30, 2019.

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
Our calculations of FFO1 and reconciliation to consolidated net income for the three and nine months ended September 30, 2020 and 2019 (unaudited) are as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated net loss	$(4,627)	$(20,117)	$(9,281)	$(15,826)
Less: net income attributable to noncontrolling interests in properties	(132)	(132)	(396)	(396)
Less: (Gain) loss on sales of operating properties	(3,226)	5,714	(4,893)	(24,965)
Add: impairment charges	—	8,538	—	37,723
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	34,295	32,266	97,827	102,119
FFO of the Operating Partnership[1]	26,310	26,269	83,257	98,655
Less: Limited Partners' interests in FFO	(657)	(627)	(2,165)	(2,365)
FFO attributable to Kite Realty Group Trust common shareholders[1]	$25,653	$25,642	$81,092	$96,290

FFO of the Operating Partnership[1]	$26,310	$26,269	$83,257	$98,655
Add: loss on debt extinguishment	—	7,045	—	9,622
FFO, as adjusted, of the Operating Partnership	$26,310	$33,314	$83,257	$108,277

____________________
1	“FFO of the Operating Partnership" measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to Kite Realty Group Trust common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

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

($ in thousands)	Three Months Ended September 30, 2020
Consolidated net loss	$(4,627)
Adjustments to net loss:
Depreciation and amortization	33,953
Interest expense	12,550
Income tax benefit of taxable REIT subsidiary	(190)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	41,686
Adjustments to EBITDA:
Unconsolidated EBITDA	373
Gain on sales of operating properties	(3,226)
Other income and expense, net	433
Noncontrolling interest	(132)
Adjusted EBITDA	39,134

Annualized Adjusted EBITDA[1]	$156,536

Company Share of Net Debt:
Mortgage and other indebtedness	1,196,117
Plus: Company share of unconsolidated joint venture debt	22,148
Plus: Debt premium and debt issuance costs	5,523
Less: Partner share of consolidated joint venture debt [2]	(1,106)
Less: Cash, cash equivalents, and restricted cash	(138,236)
Company Share of Net Debt	1,084,446
Net Debt to Adjusted EBITDA	6.9x

____________________
1	Represents Adjusted EBITDA for the three months ended September 30, 2020 (as shown in the table above) multiplied by four.
2	Partner share of consolidated joint venture debt is calculated based upon the partner's pro-rata ownership of the joint venture, multiplied by the related secured debt balance.

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

As of September 30, 2020, we had outstanding letters of credit totaling $1.2 million, against which no amounts were advanced.

Contractual Obligations

Except with respect to our debt maturities as discussed on page 39, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.2 billion of outstanding consolidated indebtedness as of September 30, 2020 (exclusive of net premiums and issuance costs, net of $5.5 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $250.0 million, with expiration dates through 2025.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.1 billion (91%) and $105.3 million (9%), respectively, of our total consolidated indebtedness at September 30, 2020.

As of September 30, 2020, we did not have any fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this hedged debt.  A 100 basis point change in interest rates on our unhedged variable rate debt as of September 30, 2020 would change our annual cash flow by $1.1 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic has had, and a future outbreak of highly infectious or contagious disease or other public health crisis, could similarly have, significant repercussions across local, regional, national and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, “shelter in place” orders, border closures, restrictions on types of businesses that may continue to operate, “social distancing” guidelines and other travel and gathering restrictions and practices that may significantly impact our business. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, with a particularly adverse effect on many of our tenants. A number of our tenants have announced temporary closures of their stores, reduced hours or significantly limited services, and requested rent deferral or rent abatement during this pandemic. Many economists predict that the outbreak will trigger, or has already triggered, a period of United States and global economic slowdown or recession.
The COVID-19 pandemic has disrupted our business and has had a significant adverse effect, and could continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The economic slowdown or recession could continue to significantly adversely affect our business, financial performance and condition even as some government restrictions related to COVID-19 are lifted or phased out and stores reopen. Additional factors that have already and/or may in the future negatively impact our ability to operate successfully during or following the COVID-19 pandemic or a similar event, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, include, among others:
•the inability of our tenants to meet their lease obligations to us due to (a) continuing or increased closures of stores at our properties resulting from government or tenant actions related to the pandemic; or (b) local, regional or national economic conditions, including high unemployment and reduced consumer discretionary spending, caused by the pandemic (for example, as of October 26, 2020, approximately 8% of our billed base rent and recoveries for the third quarter were uncollected);
•liquidity issues resulting from (i) reduced cash flow from operations due to the pandemic, (ii) the impact that lower operating results could have on the financial covenants in our debt agreements, and (iii) difficulty in our accessing debt and equity capital on attractive terms, or at all, and severe disruptions or instability in the global financial markets or deteriorations in credit and financing conditions;
•our increased indebtedness and decreased operating revenues, which could increase our risk of default on our loans;
•an acceleration of changes in consumer behavior in favor of e-commerce over certain of our tenants’ stores due to responses to the pandemic and concerns about contracting COVID-19 or other highly infectious or contagious diseases;
•business continuity disruptions and a deterioration in the ability of us or our tenants to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants’ efficient operations;

•issues related to personnel management and remote working, including increased cybersecurity risk and other technology and communication issues and increased costs and other disruptions in the event that our employees become unable to work as a result of health issues related to COVID-19;
•the scaling back or delay of a significant amount of planned capital expenditures, including planned redevelopment projects, which could adversely affect the value of our properties;
•reduction or elimination of quarterly dividends; and
•continued volatility of our share price.
The significance, extent and duration of the impacts caused by the COVID-19 pandemic on our business, financial performance and condition, operating results and cash flows and those of our tenants, remains highly uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, including possible resurgences, the extent and effectiveness of the containment measures and other actions taken, the success of efforts to find drugs or vaccines and the responses of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted. Additional closures by our tenants of their stores, the continuing ability of our tenants to meet their lease obligations and/or the possibility of tenants filing for bankruptcy protection would reduce our cash flows, which would impact our ability to continue paying dividends to our shareholders at expected levels or at all. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, we will be able to resume normal operations. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows. Moreover, many of the risks identified under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 should be interpreted as heightened risks as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases; Unregistered Sales of Securities

    From time to time, employees surrender common shares to the Company to satisfy their tax withholding obligations in connection with the vesting of restricted shares. There were no common shares surrendered or repurchased during the three months ended September 30, 2020.

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
Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST

November 6, 2020	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 6, 2020	By:	/s/ Heath R. Fear
(Date)		Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.

By: Kite Realty Group Trust, its sole general partner

November 6, 2020	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 6, 2020	By:	/s/ Heath R. Fear
(Date)		Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)