Form 10-K
period 2020-12-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2021-02-22
CIK 1286043, 1636315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	December 31, 2020
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________to___________
	Commission File Number:	001-33268	Kite Realty Group Trust
	Commission File Number:	333-202666-01	Kite Realty Group, L.P.

Kite Realty Group Trust
Kite Realty Group, L.P.
(Exact name of registrant as specified in its charter)

Maryland		Kite Realty Group Trust		11-3715772
Delaware		Kite Realty Group, L.P.		20-1453863
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

30 S. Meridian Street	Suite 1100	Indianapolis	Indiana	46204
(Address of principal executive offices)				(Zip code)

Telephone	317	577-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per common share	KRG	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Kite Realty Group Trust	Yes	☒	No	☐	Kite Realty Group, L.P.	Yes	☒	No	☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Kite Realty Group Trust	Yes	☐	No	☒	Kite Realty Group, L.P.	Yes	☐	No	☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐

Kite Realty Group Trust	Yes	☐	No	☒	Kite Realty Group, L.P.	Yes	☐	No	☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second quarter was $1.0 billion based upon the closing price on the New York Stock Exchange on such date.

The number of Common Shares outstanding as of February 16, 2021 was 84,292,270 ($.01 par value).

Documents Incorporated by Reference

Portions of the definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 12, 2021, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to “Kite Realty Group Trust” or the “Parent Company” mean Kite Realty Group Trust, and references to the “Operating Partnership” mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to the Parent Company and the Operating Partnership collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership, operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2020 owned approximately 97.1% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.9% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) are owned by the limited partners.

We believe combining the annual reports on Form 10-K of the Parent Company and the Operating Partnership into this single report benefits investors by:
•enhancing investors’ understanding of the Parent Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
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
December 31, 2020

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

Currently, one of the most significant factors that could cause actual outcomes to differ significantly from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus ("COVID-19"), including possible resurgences and mutations, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The effects of COVID-19 have caused and may continue to cause many of our tenants to close stores, reduce hours or significantly limit service, making it difficult for them to meet their rent obligations, and therefore has and will continue to impact us significantly for the foreseeable future. COVID-19 has impacted us significantly, and the extent to which it will continue to impact us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and distribution pipeline, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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
•the financial stability of tenants, including their ability to pay rent or request rent concessions and the risk of tenant insolvency or bankruptcies;
•the competitive environment in which we operate, including potential oversupplies and reduction in demand for rental space;
•acquisition, disposition, development and joint venture risks;
•property ownership and management risks, including the relative illiquidity of real estate investments, periodic costs to repair, renovate and re-lease spaces, operating costs and expenses, vacancies or the inability to rent space on favorable terms or at all;
•our ability to maintain our status as a real estate investment trust for U.S. federal income tax purposes;
•potential environmental and other liabilities;
•impairment in the value of real estate property we own;
•the attractiveness of our properties to tenants, the actual and perceived impact of e-commerce on the value of shopping center assets and changing demographics and customer traffic patterns;
•risks related to the geographical concentration of our properties in Florida, Indiana, Texas, North Carolina, and Nevada;
•civil unrest, acts of terrorism or war, acts of God, climate change, epidemics, pandemics (including COVID-19), natural disasters and severe weather conditions such as hurricanes, tropical storms, tornadoes, earthquakes, droughts, floods and fires, including such events or conditions that may result in underinsured or uninsured losses or other increased costs and expenses;
•changes in laws and government regulations including governmental orders affecting the use of our properties or the ability of our tenants to operate, and the costs of complying with such changed laws and government regulations;
•possible short-term or long-term changes in consumer behavior due to COVID-19 and the fear of future pandemics;

•insurance costs and coverage;
•risks associated with cybersecurity attacks and the loss of confidential information and other business disruptions;
•other factors affecting the real estate industry generally; and
•other risks identified in this Annual Report on Form 10-K and, in other reports we file from time to time with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.
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

As of December 31, 2020, we owned interests in 90 operating and redevelopment properties totaling approximately 17.3 million square feet. We also owned two development projects under construction as of this date.  Our retail operating portfolio was 91.2% leased to a diversified retail tenant base, with no single retail tenant accounting for more than 2.5% of our total annualized base rent. In the aggregate, our largest 25 tenants accounted for 33.3% of our annualized base rent.  See Item 2, “Properties” for a list of our top 25 tenants by annualized base rent.

Impact of COVID-19

Since first being reported in December 2019, the novel strain of coronavirus (COVID-19) has spread globally. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency with respect to COVID-19.

The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and how it impacts the Company's tenants and business partners. Certain segments of retailers and the Company experienced disruption during 2020, and, going forward, the potential adverse effect of the COVID-19 pandemic, including possible resurgences and mutations, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market, global economy, and financial markets, and the extent of such effects, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

The following operating trends, combined with macroeconomic trends such as a global economic slowdown or recession, reduced consumer spending and increased unemployment, lead us to believe that our operating results will continue to be significantly affected by COVID-19:

•As of December 31, 2020, over 98% of our tenants have reopened. However, many of these retailers are operating at a lower capacity than normal due to COVID-19. Store closures or the inability to return to full capacity, particularly if for an extended period, increase the risk of business failures and lease defaults.
•As of February 11, 2021, we have collected approximately 95% of rent billings for the three months ended December 31, 2020 and 92% of rent billings for the period from April 1, 2020 through December 31, 2020.
•Many of our tenants have taken on additional debt as a result of COVID-19, including loans administered by the Small Business Administration. To the extent this debt is not forgiven, the increased debt load may hamper their ability to continue to operate and to pay rent, which could cause the Company to realize decreased cash flow and increased vacancies at its properties.

Starting in March 2020 and continuing through January 2021, the Company received rent relief requests from a significant proportion of its tenants. Some tenants have asserted various legal arguments that they allege relieve them of the obligation to pay rent during the pandemic; the Company and its legal advisers generally disagree with these legal arguments. The Company has evaluated and will continue to evaluate tenant requests for rent relief based on many factors, including the tenant's financial strength, the tenant's operating history, potential co-tenancy impacts, the tenant's contribution to the shopping center in which it operates, the Company's assessment of the tenant's long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors.

As a result of this evaluation, the Company has agreed to defer rent for approximately 375 of its tenants subject to certain conditions. The Company had deferred the collection of $6.1 million of rental income that remained outstanding as of December 31, 2020. To the extent the Company agrees to defer rent or is otherwise unable to collect rent for certain periods, the Company will realize decreased cash flow, which could significantly decrease the cash available for the Company's operating and capital uses.

We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including deferrals of certain planned capital expenditures for 2020. In March 2020, we borrowed $300 million on the unsecured revolving credit facility (the "Credit Facility") as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Subsequent to the initial borrowing, we have repaid the $300 million of borrowings.

As of December 31, 2020, we have approximately $43.6 million of cash on hand, $523.2 million of remaining availability under our Credit Facility (based on the unencumbered pool allocated thereto), and no debt maturities until 2022.

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

We expect the significance of the COVID-19 pandemic, including the extent of its effects on our business, financial performance and condition, operating results and cash flows and the economic slowdown, to be dictated by, among other things, the duration of the COVID-19 pandemic, including possible resurgences and mutations, the success of efforts to contain it, the success of efforts to find and distribute effective drugs or vaccines and the impact of actions taken in response. These uncertainties make it difficult to predict operating results for our business for 2021.

Significant 2020 Activities

Even in the face of the COVID-19 pandemic, the Company continued to perform at a high level including as follows:

Operating Activities
•The Company realized net loss attributable to common shareholders of $16.2 million;
•The Company generated Funds From Operations, as defined by NAREIT, of $108.7 million and Funds From Operations, as adjusted for severance charges, of $112.0 million;
•Same Property Net Operating Income ("Same Property NOI") decreased by 6.6% in 2020 compared to 2019 as a result of the impact of COVID-19;
•As of February 11, 2021, we have collected approximately 95% of rent billings for the three months ended December 31, 2020 and 92% of rent billings for the period from April 1, 2020 through December 31, 2020.
•We executed new and renewal leases on 215 individual spaces for approximately 1.5 million square feet of retail space, achieving a blended cash leasing spread of 7.0% and blended GAAP leasing spread of 14.5% for comparable leases; and
•Our operating portfolio annual base rent ("ABR") per square foot as of December 31, 2020 was $18.42, an increase of $0.59 (or 3.3%) from the end of the prior year.

Financing and Capital Activities.

 In 2020, we were able to utilize our strong balance sheet, financial flexibility and liquidity to handle the adversity and deliver strong results in the midst of the disruption caused by the COVID-19 pandemic. The Company had the following key investment highlights:

•Acquired Eastgate Crossing in Chapel Hill, North Carolina for $65.5 million; and

•Commenced construction on two development projects, consisting of approximately $12.6 million of capital commitments, that are anticipated to produce an average cash yield between 14.0% and 15.0%.

Through the COVID-19 pandemic, we paid $0.4495 in dividends in 2020 and were one of the few open-air peers to continuously pay a dividend.

We ended the year with approximately $566.9 million of combined cash and borrowing capacity on our Credit Facility.

We have no debt scheduled to mature through December 31, 2021, and a debt service coverage ratio of 2.9x as of December 31, 2020.  We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings were unchanged during 2020.

Business Objectives and Strategies

Our primary business objectives are to increase the cash flow and value of our properties, achieve sustainable long-term growth and maximize shareholder value primarily through the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers.  We invest in properties with well-located real estate and strong demographics, and we use our leasing and management strategies to improve the long-term values and economic returns of our properties.  We believe that certain of our properties represent attractive opportunities for profitable redevelopment, renovation, and expansion.

We seek to implement our business objectives through the following strategies, each of which is more completely described in the sections that follow:
•Operating Strategy: Maximizing the internal growth in revenue from our operating properties by leasing and re-leasing to a strong and diverse group of retail tenants at increasing rental rates, when possible, and redeveloping or renovating certain properties to make them more attractive to existing and prospective tenants and consumers;
•Financing and Capital Preservation Strategy: Maintaining a strong balance sheet with flexibility to fund our operating and investment activities.  Funding sources include the public equity and debt markets, an existing revolving Credit Facility with $25 million outstanding, new secured debt, internally generated funds, proceeds from selling land and properties that no longer fit our strategy, and potential strategic joint ventures; and
•Growth Strategy: Prudently using available cash flow, targeted asset recycling, equity, and debt capital to selectively acquire additional retail properties and redevelop or renovate our existing properties where we believe that investment returns would meet or exceed internal benchmarks.

Operating Strategy. Our primary operating strategy is to maximize our rental rates, our returns on invested capital, and occupancy levels by attracting and retaining a strong and diverse tenant base. Most of our properties are located in regional and neighborhood trade areas with attractive demographics, which allows us to maximize returns on invested capital, occupancy and rental rates. We seek to implement our operating strategy by, among other things:
•increasing rental rates upon the renewal of expiring leases or re-leasing space to new tenants while minimizing vacancy to the extent possible;
•maximizing the occupancy of our operating portfolio;
•minimizing tenant turnover;
•maintaining leasing and property management strategies that maximize rent growth and cost recovery;
•maintaining a diverse tenant mix that limits our exposure to the financial condition of any one tenant or category of retail tenants;
•maintaining and improving the physical appearance, condition, layout and design of our properties and other improvements located on our properties to enhance our ability to attract customers;
•implementing offensive and defensive strategies against e-commerce competition;

•actively managing properties to minimize overhead and operating costs;
•maintaining strong tenant and retailer relationships in order to avoid rent interruptions and reduce marketing, leasing and tenant improvement costs that result from re-leasing space to new tenants; and
•taking advantage of under-utilized land or existing square footage, reconfiguring properties for more profitable use, and adding ancillary income sources to existing facilities.

We successfully executed our operating strategy in 2020 in a number of ways, as best evidenced in leading our peer group in rent collection rates, based upon publicly reported information by each peer as of February 19, 2021. Additionally, our leasing process continues to perform at a high level as evidence by the execution of 215 new and renewal leases for approximately 1.5 million square feet. We have placed significant emphasis on maintaining a strong and diverse retail tenant mix, which has resulted in no tenant accounting for more than 2.5% of our annualized base rent. See Item 2, “Properties” for a list of our top tenants by gross leasable area ("GLA") and annualized base rent.

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

Maintaining a strong balance sheet continues to be one of our top priorities.  We maintain an investment grade credit rating that we expect will continue to enable us to opportunistically access the public unsecured bond market and will allow us to lower our cost of capital and provide greater flexibility in managing the acquisition and disposition of assets in our operating portfolio.

We intend to continue implementing our financing and capital strategies in a number of ways, which may include one or more of the following actions:
•prudently managing our balance sheet, including maintaining sufficient availability under our Credit Facility so that we have additional capacity to fund our development and redevelopment projects and pay down maturing debt if refinancing that debt is not desired or practical;
•extending the scheduled maturity dates of and/or refinancing our near-term mortgage, construction and other indebtedness;
•expanding our unencumbered asset pool;
•raising additional capital through the issuance of common shares, preferred shares or other securities;
•managing our exposure to interest rate increases on our variable-rate debt through the selective use of fixed rate hedging transactions;
•issuing unsecured bonds in the public markets, and securing property-specific long-term non-recourse financing; and
•entering into joint venture arrangements in order to access less expensive capital and mitigate risk.

Growth Strategy. Our growth strategy includes the selective deployment of financial resources to projects that are expected to generate investment returns that meet or exceed our internal benchmarks. We implement our growth strategy in a number of ways, including:
•continually evaluating our operating properties for redevelopment and renovation opportunities that we believe will make them more attractive for leasing to new tenants, right-sizing of anchor spaces while increasing rental rates, and re-leasing spaces to existing tenants at increased rental rates;

•disposing of selected assets that no longer meet our long-term investment criteria and recycling the net proceeds into properties that provide attractive returns and rent growth potential in targeted markets or using the proceeds to repay debt, thereby reducing our leverage; and
•selectively pursuing the acquisition of retail operating properties, portfolios and companies in markets with strong demographics.

In evaluating opportunities for potential acquisition, development, redevelopment and disposition, we consider a number of factors, including:
•the expected returns and related risks associated with the investments relative to our weighted cost of capital to make such investments;
•the current and projected cash flow and market value of the property and the potential to increase cash flow and market value if the property were to be successfully re-leased or redeveloped;
•the price being offered for the property, the current and projected operating performance of the property, the tax consequences of the transaction, and other related factors;
•opportunities for strengthening the tenant mix at our properties through the placement of anchor tenants such as grocers, value retailers, pet supply stores, hardware stores, or sporting goods retailers, as well as further enhancing a diverse tenant mix that includes restaurants, specialty shops, and other essential retailers that provide staple goods to the community and offer a high level of convenience;
•the configuration of the property, including ease of access, availability of parking, visibility, and the demographics of the surrounding area; and
•the level of success of existing properties in the same or nearby markets.

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

Government Regulation

We and our properties are subject to a variety of federal, state, and local environmental, health, safety and similar laws, including:

Americans with Disabilities Act and Other Regulations. Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA"), to the extent that such properties are public accommodations as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in orders requiring us to spend substantial sums to cure violations, pay attorneys' fees, or pay other amounts. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect. In addition, our properties are subject to fire and safety regulations, building codes and other land use regulations.

Affordable Care Act. We may be subject to excise taxes under the employer mandate provisions of the Affordable Care Act ("ACA") if we (i) do not offer health care coverage to substantially all of our full-time employees and their dependents or (ii) do not offer health care coverage that meets the ACA's affordability and minimum value standards. The excise tax is based on the number of full-time employees. We do not anticipate being subject to a penalty under the ACA; however, even in the event that we are, any such penalty would be less than $0.3 million, as we had 113 full-time employees as of December 31, 2020.

Environmental Regulations. Some properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances. These storage tanks may have released, or have the potential to release, such substances into the environment.

In addition, some of our properties have tenants which may use hazardous or toxic substances in the routine course of their businesses. In general, these tenants have covenanted in their leases with us to use these substances, if any, in compliance with all environmental laws and have agreed to indemnify us for any damages we may suffer as a result of their use of such substances. However, these lease provisions may not fully protect us in the event that a tenant becomes insolvent. Finally, certain of our properties have contained asbestos-containing building materials ("ACBM"), and other properties may have contained such materials based on the date of its construction. Environmental laws require that ACBM be properly managed and maintained, and fines and penalties may be imposed on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

COVID-19 Regulations. As discussed in this Annual Report on Form 10-K, during the COVID-19 pandemic, our properties and our tenants have been subject to public health regulations and control measures, including states of emergency, mandatory quarantines, "shelter in place" orders, border closures, restrictions on types of businesses that may continue to operate, "social distancing" guidelines and other travel and gathering restrictions and practices, that have significantly impacted our business, see page 11 of Item 1A. "Risk Factors" for further information.

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

Offices

Our principal executive office is located at 30 S. Meridian Street, Suite 1100, Indianapolis, IN 46204. Our telephone number is (317) 577-5600.

Human Capital

As of December 31, 2020, we had 113 full-time employees. The majority of these employees were based at our Indianapolis, Indiana headquarters. We believe our employees are the most important part of our business. We are committed to providing a work environment that attracts, develops and retains high-performing individuals and that treats employees with dignity and respect.

When attracting, developing and retaining talent, we seek individuals who hold varied experiences and viewpoints and embody our core values to create an inclusive and diverse culture and workplace that allows each employee to do their best work and drive our collective success. We focus on leadership development at every level of the organization. We align employees’ goals with our overall strategic direction to create a clear link between individual efforts and the long-term success of the company and then provide effective feedback on their performance towards goals to ensure their growth.

We believe a commitment to our employees’ learning and development through training, educational opportunities and mentorship is critical to our ability to continue to innovate. Through performance plans, talent recognition and individual development planning, along with reward packages, we advance our talent pool and create a sustainable and long-term enterprise.

We seek to foster a corporate culture where our many stakeholders, including our employees, engage in the topic of community development and collaborate to extend resources towards the advancement of this principle. In furtherance of this commitment, we partner with and support local charitable organizations that we believe are contributing to the growth and development of the community. In recent years, our employees have donated and coordinated substantial fundraising and have spent many hours volunteering to support a variety of charities with which we partner.

The health, safety and well-being of our employees are always top priorities, and we believe our actions in response to COVID-19 were appropriate and in accordance with state and local health and safety laws. Among other things, we adopted remote working and flexible scheduling arrangements and implemented additional health and safety measures for employees working in our offices.

Environmental, Social and Governance Matters

The Company strives to be a responsible corporate citizen, and we recognize the importance that environmental, social, and governance ("ESG") initiatives play in our ability to generate long-term, sustainable returns. To assist us in setting and meeting ESG goals, we have formed a cross-functional task force ("ESG Task Force") to review ESG issues that are important to investors and regularly report to the Board of Trustees on ESG efforts. The ESG Task Force is led by our Chief Executive Officer and includes members from our asset management, employee experience, investor relations, marketing, internal audit, and legal groups.

In 2020, the ESG Task Force issued our ESG Policy and Corporate Citizenship Report, which we have published on our website. The Company has undertaken multiple projects to make its operations more efficient and to reduce energy and water consumption, including installing LED lighting at various parking lots, solar panels at three properties, and electric-vehicle charging stations at six properties, and implementing smart meters and other initiatives aimed at water conservation, recycling and waste diversion at our properties. Recent business initiatives encourage tenants to adopt green leases, also known as “high-performance” or “energy-aligned” leases, to equitably align the costs and benefits of energy and water efficiency investments for building owners and tenants, based on principles and best practices from the Green Lease Leaders Reference Guide by the Institute for Market Transformation and the U.S. Department of Energy. The Company also has partnered with One Tree Planted, a non-profit organization committed to reforestation, to plant new trees in 2020. We also are evaluating potential actions that might reduce our carbon footprint or otherwise mitigate our environmental impact.

As described above, we are highly committed to our employees, and our policies are designed to promote fairness, equal opportunities, diversity, well-being and professional development within the Company. Our corporate governance structure, led by our Board of Trustees, closely aligns our interests with those of our shareholders, as further described in our annual Proxy Statement.

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

ITEM 1A. RISK FACTORS

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows, including our ability to make distributions to our shareholders, and you should carefully consider them. It is not possible to predict or identify all such factors. You should not consider this list to be a complete statement of all potential risks or uncertainties. Past performance should not be considered an indication of future performance.

We have separated the risks into three categories:

•risks related to our operations;
•risks related to our organization and structure; and
•risks related to tax matters.

RISKS RELATED TO OUR OPERATIONS

Our business, financial condition, performance, and value are subject to risks and conditions associated with real estate assets and the real estate industry.

Our primary business is the ownership and operation of neighborhood and community shopping centers and other real estate assets. Our business, financial condition, results of operations, cash flow, per share trading price of our common shares, ability to satisfy debt service obligations, and ability to make distributions to shareholders are subject to, and could be materially and adversely affected by, risks associated with owning and operating such real estate assets including events and conditions that are beyond our control, such as periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur. See the risk factors described in “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

The COVID-19 pandemic is currently having a significant adverse impact on our business, financial performance and condition, operating results and cash flows, and future outbreaks of highly infectious or contagious disease or other public health crises could have similar adverse effects on our business. Further, the COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of a magnitude and duration not yet known.

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency with respect to COVID-19.

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

The COVID-19 pandemic has disrupted our business and has had a significant adverse effect, and could continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The economic slowdown or recession could continue to significantly adversely affect our business, financial performance and condition even as some government restrictions related to COVID-19 are lifted or phased out and stores reopen. Additional factors that have already and/or may in the future negatively impact our ability to operate successfully during or following the COVID-19 pandemic or a similar event, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, include, among others:
•the inability of our tenants to meet their lease obligations to us due to (i) continuing or increased closures of stores at our properties resulting from government or tenant actions related to the pandemic; or (ii) local, regional or national economic conditions, including high unemployment and reduced consumer discretionary spending, caused by the pandemic (for example, as of February 11, 2021, approximately 5% of our billed base rent and recoveries for the fourth quarter were uncollected);
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

The significance, extent and duration of the impacts caused by the COVID-19 pandemic on our business, financial performance and condition, operating results and cash flows and those of our tenants, remains highly uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, including possible resurgences and mutations, the extent and effectiveness of the containment measures and other actions taken, the success of efforts to find and distribute drugs or vaccines and the responses of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted. Additional closures by our tenants of their stores, the continuing ability of our tenants to meet their lease obligations and/or the possibility of tenants filing for bankruptcy protection would reduce our cash flows, which would impact our ability to continue paying dividends to our shareholders at expected levels or at all. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, we will be able to resume normal operations. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

Ongoing challenging conditions in the United States and global economies and the challenges facing our retail tenants and non-owned anchor tenants, including bankruptcies, financial instability and consolidations, may have a material adverse effect on our business, financial performance and condition, operating results and cash flows.

We derive the majority of our revenue from retail tenants who lease space from us at our properties, and our ability to generate cash from operations is dependent on the rents that we are able to charge and collect. Over the past several years, sustained weakness in certain sectors of the U.S. economy has resulted in the bankruptcy or weakened financial condition of a number of retailers, increased store closures, and reduced demand and rental rates for certain retail space. For example, Stein Mart, Ascena, and Tailored Brands have filed for bankruptcy during 2020, and several other retailers, including Bed Bath & Beyond, Office Depot, and Party City, recently announced multiple store closings. Additionally, in the event our tenants are involved in mergers or acquisitions or undertake other restructurings, such tenants may choose to consolidate, downsize or relocate their operations. These events, or other similar events with other retailers, and other economic conditions are beyond our control and could affect the overall economy as well as specific properties in our portfolio, including the following (any of which could have a material adverse effect on our business, financial performance and condition, operating results and cash flows):

•Collections. Tenants may have difficulty paying their rent obligations when due as they struggle to sell goods and services to consumers, or they may request rent deferrals, reductions or abatements, which could adversely affect our results of operations and cash flows.

•Leasing. Tenants may delay or cancel lease commencements, decline to extend or renew leases upon expiration, close stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases with us and the related loss of rental income. Also, lease terminations or failure of a major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers because of contractual co-tenancy termination or rent reduction rights contained in some leases.

•Re-leasing. We may be unable to re-lease vacated space at attractive rents or at all. In some cases, it may take extended periods of time to re-lease a space, particularly one previously occupied by a major tenant or non-owned anchor. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or a non-owned anchor with ground leases in multiple locations, could have a material adverse effect on our results of operations and cash flows.

Tenant bankruptcies could present difficulties for our business to collect rent or make claims against a tenant in bankruptcy.

A bankruptcy filing by one of our tenants or a lease guarantor would legally prohibit us from collecting pre-bankruptcy debts, or unpaid rent, from that tenant or the lease guarantor, unless we receive an order from the bankruptcy court permitting us to do so. Such bankruptcies could delay, reduce, or ultimately preclude collection of amounts owed to us. A tenant in bankruptcy may attempt to renegotiate the lease or request significant rent concessions. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages, including pre-bankruptcy balances. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. There are restrictions under bankruptcy laws that limit the amount of the claim we can make for future rent under a lease if the lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold from a tenant in bankruptcy, which would result in a reduction in our cash flow and in the amount of cash available for distribution to our shareholders and could have a material adverse effect on our results of operations.

The expansion of e-commerce may impact our tenants and our business.

The prominence of e-commerce continues to increase and its growth is likely to continue or accelerate in the future, which could result in an adverse impact on some of our tenants and affect decisions made by current and prospective tenants in leasing space or operating their businesses, including reduction of the size or number of their retail locations in the future. We cannot predict with certainty how the growth in e-commerce will impact the demand for space at our properties or the revenue generated at our properties in the future. Although we continue to aggressively respond to these trends, including by entering into or renewing leases with tenants whose businesses are either more resistant to or are synergistic with, e-commerce (such as services, restaurant, grocery, specialty, essential retailers and value retailers that have benefitted from omni-channel consumer trends), the risks associated with e-commerce could have a material adverse effect on the business outlook and financial results of our present and future tenants, which in turn could have a material adverse effect on our cash flow and results of operations.

Our business is significantly influenced by demand for retail space generally, a decrease in which may have a greater adverse effect on our business than if we owned a more diversified real estate portfolio.

Because our portfolio of properties consists primarily of community and neighborhood shopping centers, a decrease in the demand for retail space, due to the economic factors discussed above elsewhere in this Annual Report on Form 10-K or otherwise, may have a greater adverse effect on our business, financial condition, results of operations, cash flow, common share trading price, and ability to satisfy our debt service obligations and to pay distributions to our shareholders than if we owned a more diversified real estate property portfolio.

We face significant competition, which may impact our rental rates, leasing terms and capital improvements.

We compete for tenants with numerous developers, owners and operators of retail shopping centers, regional malls, and outlet malls, including institutional investors, other REITs, and other owner-operators. As of December 31, 2020, leases representing 8.0% of our total annualized base rent were scheduled to expire in 2021.  Our competitors may have greater capital resources or be willing to offer lower rental rates or more favorable terms for tenants, such as substantial rent reductions or abatements, tenant improvements, other improvements, early termination rights, which may pressure us to reduce our rental rates, undertake unexpected capital improvements or offer other terms less favorable to us, which could adversely affect our financial condition, results of operations, cash flow, trading price of our common shares and ability to satisfy our debt service obligations and to pay distributions to our shareholders. Additionally, if retailers or consumers perceive that shopping at other venues, online or by phone is more convenient, cost-effective or otherwise more attractive, our revenues and results of operations also may suffer.

Because of our geographic concentrations, a prolonged economic downturn in certain states and regions could materially and adversely affect our financial condition and results of operations.

The specific markets in which we operate may face challenging economic conditions that could persist into the future.  In particular, as of December 31, 2020, rents from our owned square footage in the states of Florida, Indiana, Texas, North Carolina, and Nevada comprised 26%, 15%, 14%, 11%, and 11% of our base rent, respectively.  This level of concentration could expose us to greater economic risks than if we owned properties in more geographic regions. Adverse economic or real estate trends in Florida, Indiana, Texas, North Carolina, and Nevada, or the surrounding regions, or any decrease in demand for retail space resulting from the local regulatory environment, business climate or fiscal problems in these states, could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

We depend on external financings to fulfill our capital needs, and disruptions in the financial markets could affect our ability to obtain financing on reasonable terms, or at all, and have other material adverse effects on our business.

Partly because of the distribution requirements of being a REIT, we may not be able to fund all future capital needs, including capital for property development, redevelopment and acquisitions, with income from operations, and we rely on external financings to fulfill our capital needs. Disruptions in the financial markets generally, or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing on favorable terms or at all, which could impact our ability to acquire or develop properties when strategic opportunities exist, satisfy our principal and interest obligations or make distributions to shareholders.  These disruptions could impact the overall amount of equity and debt financing available, lower loan to value ratios, cause a tightening of lender underwriting standards and terms and cause higher interest rate spreads. As a result, we may be unable to refinance or extend our existing indebtedness on favorable terms or at all. We do not have any debt scheduled to mature through December 31, 2021. If we are not successful in refinancing our outstanding debt when it becomes due, we may have to dispose of properties on disadvantageous terms, which could adversely affect our ability to service other debt and to meet our other obligations. While we currently have sufficient capacity under our Credit Facility and operating cash flows to retire outstanding debt maturing through 2025 in the event we are not able to refinance such debt when it becomes due, our Credit Facility has a maturity date in April 2022 (which may be extended for two additional periods of six months subject to certain conditions), and there can be no assurance that the Credit Facility will remain outstanding or be renewed through 2025 or that our operating cash flows will continue to provide sufficient liquidity to retire any or all of our outstanding debt during this period or beyond.  If economic conditions deteriorate in any of our markets, we may have to seek less attractive, alternative sources of financing and adjust our business plan accordingly.

Some of our real estate assets have been subject to impairment charges and others may be subject to impairment charges in the future, which may negatively affect our net income.

Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable through future operations. In 2019, we recorded impairment charges totaling $37.7 million related to a reduction in the expected holding period of certain operating properties, which impairment charges negatively affected our net income for the applicable periods. There can be no assurances that we will not take additional charges in the future related to the impairment of our assets, which could result in an immediate negative adjustment to net income and have a material adverse effect on our results of operations in the period in which the charge is taken. Management reviews operational and development projects, land parcels and intangible assets on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We evaluate whether there are any indicators, including poor operating performance or deteriorating general market conditions, that the carrying value of our real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. As part of this evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. This review for possible impairment requires certain assumptions, estimates, and significant judgment. Our estimated cash flows are based on several key assumptions, including projected net operating income, anticipated hold period, expected capital expenditures, and the capitalization rate used to estimate the property's residual value. These key assumptions are subjective in nature and could differ materially from actual results if the property was disposed. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss, and such loss could be material to our financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over estimated fair value. If the above-described negative indicators are not identified during our period property evaluations, management will not assess the recoverability of a property's carrying value.

The estimation of the fair value of real estate assets is highly subjective, involving a significant degree of management judgment regarding various inputs, and is typically determined through comparable sales information and other market data if available or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach, which involve a significant degree of management judgment regarding various inputs.

We had $1.17 billion of consolidated indebtedness outstanding as of December 31, 2020, which may have a material adverse effect on our financial condition and results of operations and reduce our ability to incur additional indebtedness to fund our growth.

Required repayments of debt and related interest charges, along with any applicable prepayment premium, may materially adversely affect our operating performance. We had $1.17 billion of consolidated outstanding indebtedness as of December 31, 2020.  At December 31, 2020, $330.1 million of our debt bore interest at variable rates ($80.1 million when reduced by $250.0 million of fixed interest rate swaps). Interest rates are currently low relative to historical levels and may increase significantly in the future. If our interest expense increased significantly, it could materially adversely affect our results of operations. For example, if market rates of interest on our variable rate debt outstanding, net of cash flow hedges, as of December 31, 2020 increased by 1%, the increase in interest expense on our unhedged variable rate debt would decrease future cash flows by approximately $0.8 million annually.

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

Our substantial debt could materially and adversely affect our business in other ways, including by, among other things:

•requiring us to use a substantial portion of our funds from operations to pay principal and interest, which reduces the amount available for distributions;
•placing us at a competitive disadvantage compared to our competitors that have less debt;
•making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; and
•limiting our ability to borrow more money for operating or capital needs or to finance development and acquisitions in the future.

Agreements with lenders supporting our Credit Facility and various other loan agreements contain acceleration features and other covenants that restrict our operating and acquisition activities.

Our Credit Facility and various other debt agreements contain certain Events of Default which include, but are not limited to, failure to make principal or interest payments when due, failure to perform or observe any term, covenant or condition contained in the agreements, failure to maintain certain financial and operating ratios and other criteria, misrepresentations, acceleration of other material indebtedness and bankruptcy proceedings.  In the event of a default under any of these agreements, the lender would have various rights including, but not limited to, the ability to require the acceleration of the payment of all principal and interest due and/or to terminate the agreements and, to the extent such debt is secured, to foreclose on the properties.  The declaration of a default and/or the acceleration of the amount due under any such credit agreement could have a material adverse effect on our business, limit our ability to make distributions to our shareholders, and prevent us from obtaining additional funds needed to address cash shortfalls or pursue growth opportunities.

The agreements relating to our Credit Facility, unsecured term loan and seven-year unsecured term loan contain provisions providing that any “Event of Default” under one of these facilities or loans will constitute an “Event of Default” under the other facility or loan. In addition, these agreements relating to our Credit Facility, unsecured term loan and seven-year unsecured term loan, as well as the agreement relating to our senior unsecured notes, include a provision providing that any payment default under an agreement relating to any material indebtedness will constitute an “Event of Default” thereunder. These provisions could allow the lending institutions to accelerate the amount due under the loans.  Our Credit Facility also contains certain coverage ratios and limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These restrictions or any acceleration or payment may have a material adverse effect on our cash flow, financial condition and results of operations.  We were in compliance with all applicable covenants under the agreements relating to our Credit Facility, seven-year unsecured term loan, and senior unsecured notes as of December 31, 2020, although there can be no assurance that we will continue to remain in compliance in the future.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

A significant amount of our indebtedness is secured by our real estate assets, which if we fail to make required mortgage payments, could be subject to foreclosure by the lender or the holder of the mortgage, resulting in the loss of our investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the "Code"). If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our shareholders and our earnings will be limited, and due to cross-collateralization or cross-default provisions, a default under one mortgage loan could result in a default on other indebtedness and cause us to lose other better performing properties, which could materially and adversely affect our financial condition and results of operations.

We are subject to risks associated with hedging agreement, including potential performance failures by counterparties and termination costs.

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

As of December 31, 2020, we had approximately $330.1 million of debt outstanding that was indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, or the exact time when LIBOR rates will cease to be published or supported. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

Our current and any future joint ventures, and the value and performance of such investments, could be adversely affected by the structure and terms thereof and the activities of our joint venture partners.

As of December 31, 2020, we owned interests in two of our operating properties through consolidated joint ventures and interests in four properties through unconsolidated joint ventures, and in the future, we may seek to co-invest with third parties through other joint ventures.  Our joint ventures and the value and performance of such investments may involve risks not present with respect to our wholly owned properties, including shared decision-making authority with our joint venture partners, restrictions on the ability to sell our interests in the joint ventures without the other partners' consent, potential conflicts of interest or other disputes between us and our partners (including potential litigation or arbitration), potential losses or increased costs or expenses arising from actions taken in respect of the joint ventures, and potential impacts on our ability to qualify as a REIT.

Our future developments, redevelopments and acquisitions may not yield the returns we expect or may result in dilution in shareholder value.

As of December 31, 2020, we have two development projects under construction and two redevelopment opportunities currently in the planning stage, including de-leasing space and evaluating development plans and costs with potential tenants and partners. Some of these plans include non-retail uses, such as multifamily housing. New development and redevelopment projects and property acquisitions are subject to a number of risks, including abandonment of a project after expending resources on due diligence, feasibility or other upfront costs, construction delays or cost overruns, unknown risks, integration issues, tenant termination or withdrawal rights, and failure to obtain governmental permits or other third-party approvals. In deciding whether to acquire, develop, or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property, and our financial performance may be materially and adversely affected, or in the case of an unsuccessful redevelopment project, our entire investment could be at risk for loss, or an impairment charge could occur. In addition, the issuance of equity securities as consideration for any significant acquisitions could be dilutive to our shareholders.

To the extent that we pursue acquisitions in the future, we may not be successful in acquiring desirable operating properties or identifying development and redevelopment projects that meet our investment criteria, both of which may impede our growth.

From time to time, consistent with our business strategy, we evaluate the market and may acquire properties when we believe strategic opportunities exist. When we pursue acquisitions, we may face competition from other real estate investors with substantial capital, including other REITs and institutional investment funds, which could limit our ability to acquire properties, increase the purchase price we are required to pay, reducing the return to our shareholders, and we may agree to material restrictions or limitations in the acquisition agreements. Additionally, we may not be successful in identifying suitable real estate properties or other assets that meet our development or redevelopment criteria, or we may fail to complete developments, redevelopments, acquisitions or investments on satisfactory terms. These factors and any others could impede our growth and adversely affect our financial condition and results of operations.

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

Also, the tax laws applicable to REITs impose a 100% penalty tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell. Therefore, we may be unable to adjust our portfolio mix promptly in response to market conditions, which may adversely affect our financial position. In addition, we will be subject to income taxes on gains from the sale of any properties owned by any taxable REIT subsidiary ("TRS).

Uninsured losses or losses in excess of insurance coverage could materially and adversely affect our cash flow, financial condition and results of operations.

We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God, and, in some cases, flooding, and insurance companies may no longer offer coverage against certain types of losses, such as environmental liabilities or other catastrophic events, or, if offered, the expense of obtaining such coverage may not be justified. Some of our policies, such as those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover all losses, and in the future, we may be unable to renew or duplicate our current insurance coverage at adequate levels or at reasonable prices.  In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property, on the premises, due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination) and, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. However, tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies.  If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties, and the loss could seriously disrupt our operations, delay revenue and result in significant expenses. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

Our expenses may remain constant or increase, which could reduce our cash flow and funds available for future distributions, particularly if such expenses are not offset by an increase in corresponding revenues.

Our existing properties and any properties we develop or acquire in the future are and will continue to be subject to operating risks common to real estate in general, any or all of which may negatively affect us. The expenses of owning and operating properties generally do not decrease, and may increase, when circumstances such as market factors and competition cause a reduction in income from the properties. Our properties continue to be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, regardless of occupancy rates. As a result, if any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. Therefore, constant or rising operating expenses could reduce our cash flow and funds available for future distributions, particularly if such expenses are not offset by corresponding revenues.

Our business faces potential risks associated with natural disasters, severe weather conditions and climate change and related legislation and regulations, which could have an adverse effect on our cash flow and operating results.

Global climate change continues to attract considerable public and scientific attention with widespread concern about the impact of human activity on the environment, including effects on the frequency and scale of natural disasters, and federal and state legislation and regulations in these areas continue to pose risks. Changing weather patterns and climatic conditions may affect the predictability and frequency of natural disasters in some parts of the world and create additional uncertainty as to future trends and exposures, including certain areas in which our portfolio is concentrated such as Texas, Indiana, Florida, North Carolina, and Nevada. Our properties are located in many areas that are subject to or have been affected by natural disasters and severe weather conditions such as hurricanes, tropical storms, tornadoes, earthquakes, droughts, floods and fires. Over time, the occurrence of natural disasters, severe weather conditions and changing climatic conditions can delay new development and redevelopment projects, increase repair costs and future insurance costs and negatively impact the demand for lease space in the affected areas, or in extreme cases, affect our ability to operate the properties at all.

    Changes in federal and state legislation and regulations on climate control could result in increased costs and expenses, such as utility expenses and/or capital expenditures to improve the energy efficiency of our existing properties, or potentially result in fines for non-compliance. These risks could have an adverse effect on our cash flow and operating results.

We could incur significant costs related to environmental matters, and our efforts to identify environmental liabilities may not be successful.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. Some of the properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for petroleum products or other hazardous or toxic substances, and some of our properties have tenants that may use hazardous or toxic substances in the routine course of their businesses. Indemnities in our leases may not fully protect us in the event that a tenant becomes insolvent. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership, operation and management of real properties, we are potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property, liens on contaminated sites, and restrictions on operations.  We may also be liable to third parties for damage and injuries resulting from environmental contamination emanating from the real estate.  Finally, certain of our properties have contained asbestos-containing building materials ("ACBM") and other properties may have contained such materials based on the date of its construction. Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

We test our properties for compliance with applicable environmental laws on a limited basis, and we cannot give assurance that existing environmental studies with respect to our properties reveal all potential environmental liabilities or that current or future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in environmental liabilities.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that adversely affect our cash flows and results of operations.

Our properties must comply with Title III of the ADA to the extent that such properties are public accommodations as defined by the ADA. Noncompliance with the ADA could result in orders requiring us to spend substantial sums to cure violations, pay attorneys' fees, or pay other amounts. Although we believe the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance, and while our tenants typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures or faster timelines than anticipated, the ability of these tenants to cover costs could be adversely affected. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate the properties subject to, these requirements, which could affect our cash flows and results of operations.

Inflation may adversely affect our financial condition and results of operations.

Most of our leases contain provisions requiring the tenant to pay a share of operating expenses, including common area maintenance or other operating expenses based on a fixed amount or fixed percentage, not subject to adjustment for inflation. However, increased inflation could have a more pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases or limits on such tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time.  It may also limit our ability to recover all of our operating expenses. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable.  In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses.

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

We and our tenants rely extensively on computer systems to process transactions and manage our respective businesses, and although various measures are utilized to prevent, detect and mitigate threats, we have been targeted by e-mail phishing attempts and scams in the past, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts by very sophisticated hacking organizations. A cybersecurity attack could compromise the confidential information of our employees, tenants, and vendors. Additionally, we rely on a number of service providers and vendors, and cybersecurity risks at these service providers and vendors create additional risks for our information and business. A successful attack could lead to identity theft, fraud or other disruptions to our business operations, any of which may negatively affect our results of operations.

We conduct periodic assessments and use the results of such to create and implement a strategy designed to prevent, detect and respond to cybersecurity threats. However, there is no guarantee such efforts will be successful in preventing a cyber-attack.

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

Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change of control transaction, which could prevent our shareholders from being paid a premium for their common shares over the then-prevailing market prices.

(1)  There are ownership limits and restrictions on transferability in our declaration of trust. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to satisfy this requirement and for anti-takeover reasons, our declaration of trust generally prohibits any shareholder (other than an excepted holder or certain designated investment entities, as defined in our declaration of trust) from owning (actually, constructively or by attribution), more than 7% of the value or number of our outstanding common shares. Our declaration of trust provides an excepted holder limit that allows members of the Kite family (Al Kite, John Kite and Paul Kite, their family members and certain entities controlled by one or more of the Kites), as a group, to own more than 7% of our outstanding common shares, subject to applicable tax attribution rules. Currently, one of the excepted holders would be attributed all of the common shares owned by each other excepted holder and, accordingly, the excepted holders as a group would not be allowed to own in excess of 21.5% of our common shares. If at a later time, there were not one excepted holder that would be attributed all of the shares owned by the excepted holders as a group, the excepted holder limit would not permit each excepted holder to own 21.5% of our common shares. Rather, the excepted holder limit would prevent two or more excepted holders who are treated as individuals under the applicable tax attribution rules from owning a higher percentage of our common shares than the maximum amount of common shares that could be owned by any one excepted holder (21.5%), plus the maximum amount of common shares that could be owned by any one or more other individual common shareholders who are not excepted holders (7%). Certain entities that are defined as designated investment entities in our declaration of trust, which generally include pension funds, mutual funds, and certain investment management companies, are permitted to own up to 9.8% of our outstanding common shares, so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the 7% ownership limit if those beneficial owners owned directly their proportionate share of the common shares owned by the designated investment entity. Our Board of Trustees may waive, and has waived in the past, the ownership limits subject to certain conditions. In addition, our declaration of trust contains certain other ownership restrictions intended to prevent us from earning income from related parties if such income would cause us to fail to comply with the REIT gross income requirements. The various ownership restrictions may discourage a tender offer or other change of control transaction or compel a shareholder who has acquired our shares in excess of these ownership limitations to dispose of the additional shares. Any acquisition of our common shares in violation of these ownership restrictions will be void ab initio and will result in automatic transfers of our common shares to a charitable trust, which will be responsible for selling the common shares to permitted transferees and distributing at least a portion of the proceeds to the prohibited transferees.

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

(3)   Our declaration of trust and bylaws contain other possible anti-takeover provisions. Our declaration of trust and bylaws contain other provisions, such as advance notice requirements for shareholder proposals, the ability of our Board of Trustees' to reclassify shares or issue additional shares, and the absence of cumulative voting rights that may have the effect of delaying, deferring or preventing a change in control of our company or the removal of existing management.

Certain provisions of Maryland law could inhibit changes in control.

Maryland law includes “business combination moratorium/fair price” provisions that, subject to limitations, prohibit certain business combinations with an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes stringent fair price and super-majority shareholder voting requirements on business combinations, and “control share” provisions that provide that “control shares” (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in certain acquisitions have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two thirds of all the votes entitled to be cast on the matter, excluding all interested shares, and are subject to redemption in certain circumstances. Although we have opted out of these provisions of Maryland law, our Board of Trustees may opt to make these provisions applicable to us at any time, which may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of such shares.

A substantial number of common shares eligible for future issuance or sale could cause our common share price to decline significantly and may be dilutive to current shareholders.

Our declaration of trust authorizes our Board of Trustees to, among other things, issue additional common shares without shareholder approval. The issuance of substantial numbers of our common shares in the public market or the sale by existing shareholders, or the perception that such issuances or sales might occur, could adversely affect the per share trading price of our common shares, dilute our existing shareholders' interests in our company or impact our ability to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2020, we had outstanding 84,187,999 common shares, substantially all of which are freely tradable.  In addition, 2,523,861 units of our Operating Partnership were owned by our executive officers and other individuals as of December 31, 2020, and are redeemable by the holder for cash or, at our election, common shares. Pursuant to registration rights of certain of our executive officers and other individuals, we filed a registration statement with the SEC to register common shares issued (or issuable upon redemption of units in our Operating Partnership) in our formation transactions. As units are redeemed for common shares, the market price of our common shares could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

Our future success depends, to a significant extent, upon the continued services of our existing executive officers, whose experience in real estate acquisition, development, finance and management is a critical element of our future success. If one or more of our key executive officers were to die, become disabled or otherwise leave our employ, we may not be able to replace this person with an executive of equal skill, ability, and industry expertise within a reasonable timeframe, which could negatively affect our operations and financial condition.

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

The stock markets (including The New York Stock Exchange (the “NYSE”) on which we list our common shares) have experienced and from time to time do experience significant price and volume fluctuations. The market price of our common shares could be similarly volatile, and investors in our shares may experience a decrease in the value of their shares, including decreases that may not be related to our operating performance or prospects, including the risk factors described in "Forward-Looking Statements" included elsewhere in this Annual Report on From 10-K.

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

The cash available for distribution to shareholders may not be sufficient to pay distributions at expected levels, nor can we assure you of our ability to make distributions in the future, and we may use borrowed funds to make cash distributions and/or may choose to make distributions in part payable in our common shares.

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

In the future, we may attempt to increase our capital resources by making offerings of debt securities, including unsecured notes, medium term notes, and senior or subordinated notes, as well as debt securities that are convertible into equity. Holders of our debt securities will generally be entitled to receive interest payments, both current and in connection with any liquidation or sale, prior to the holders of our common shares being entitled to receive distributions. Future offerings of debt securities, or the perception that such offerings may occur, may reduce the market prices of our common shares and/or the distributions that we pay with respect to our common shares. Because we may generally issue such debt securities in the future without obtaining the consent of our shareholders, our shareholders will bear the risk of our future offerings reducing the market prices of our equity securities.

RISKS RELATED TO TAX MATTERS

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

If we fail to qualify as a REIT for U.S. federal income tax purposes and are unable to avail ourselves of certain savings provisions set forth in the Code:

•We would be taxed as a non-REIT "C" corporation, which under current laws, among other things, means not being able to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates and possibly increased state and local taxes;

•We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify;

•We would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. Moreover, such failure would cause an event of default under our Credit Facility and unsecured term loans and may adversely affect our ability to raise capital and to service our debt.  This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders; and

•We would be required to pay penalty taxes of $50,000 or more for each such failure.

We will pay some taxes even if we qualify as a REIT.

Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay certain U.S. federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including capital gains). Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% penalty tax.

In addition, any net taxable income earned directly by our TRS, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our TRS, will be subject to U.S. federal and possibly state corporate income tax. We have elected to treat Kite Realty Holdings, LLC as a TRS, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a TRS will be subject to an appropriate level of U.S. federal income taxation. For example, a TRS is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the TRS are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to U.S. federal income tax on that income because not all states and localities treat REITs the same way they are treated for U.S. federal income tax purposes. To the extent that we and our affiliates are required to pay U.S. federal, state and local taxes, we will have less cash available for distributions to our shareholders.

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

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Retail Operating Properties

As of December 31, 2020, we owned interests in a portfolio of 83 retail operating properties totaling approximately 16.3 million square feet of total GLA (including approximately 4.6 million square feet of non-owned anchor space).  The following table sets forth more specific information with respect to our retail operating properties as of December 31, 2020:

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Arizona
The Corner	Tucson	2008	79,902	55,883	24,019	100.0%	100.0%	100.0%	$30.87	Total Wine & More	Nordstrom Rack, Panera Bread, (Home Depot)
Connecticut
Crossing at Killingly Commons	Willimantic, CT	2010	206,560	149,202	57,358	79.0%	85.7%	61.7%	14.77	Stop & Shop Supermarket, (Target)	TJ Maxx, Michaels, Petco, Staples, Lowe's Home Improvement Center
Florida
12th Street Plaza	Vero Beach	1978/2003	135,016	121,376	13,640	75.7%	73.0%	100.0%	11.32	Publix	Tuesday Morning
Bayport Commons	Tampa	2008	98,668	73,045	25,623	100.0%	100.0%	100.0%	17.85	(Target)	Burlington, PetSmart, Michaels
Centre Point Commons	Sarasota	2007	119,366	93,574	25,792	97.4%	100.0%	88.2%	17.75		Best Buy, Dick's Sporting Goods, Office Depot, Panera Bread, (Lowe's Home Improvement Center)
Cobblestone Plaza	Miami	2011	133,251	68,219	65,032	96.7%	100.0%	93.2%	28.72	Whole Foods	Party City, Planet Fitness
Colonial Square	Fort Myers	2010	186,517	150,505	36,012	88.1%	100.0%	38.4%	11.89		Kohl's, Hobby Lobby, PetSmart
Delray Marketplace	Miami	2013	260,347	118,136	142,211	94.9%	100.0%	90.6%	26.39	Publix	Paragon Theatres, Burt & Max's, Ann Taylor Loft, Chico's, White House Black Market
Estero Town Commons	Fort Meyers	2006	25,696	—	25,696	94.7%	0.0%	94.7%	15.53		Lowe's Home Improvement Center, Dollar Tree
Hunter's Creek Promenade	Orlando	1994	119,738	55,999	63,739	99.1%	100.0%	98.3%	15.94	Publix
Indian River Square	Vero Beach	1997/2004	142,622	109,000	33,622	95.9%	100.0%	82.7%	11.2	(Target)	Beall's, Office Depot, Dollar Tree, Panera
International Speedway Square	Daytona Beach	1999/2013	233,424	203,405	30,019	79.2%	82.3%	57.9%	12.24	Total Wine & More	Bed Bath & Beyond, Old Navy, Staples, Michaels, Dick’s Sporting Goods, Shoe Carnival
Kings Lake Square	Naples	1986/2014	88,611	45,600	43,011	99.1%	100.0%	98.1%	19.37	Publix
Lake City Commons	Lake City	2008	65,746	45,600	20,146	100.0%	100.0%	100.0%	15.92	Publix
Lake City Commons - Phase II	Lake City	2011	16,291	12,131	4,160	100.0%	100.0%	100.0%	15.89	Publix	PetSmart
Lake Mary Plaza	Orlando	2009	21,385	14,880	6,505	100.0%	100.0%	100.0%	38.22		Walgreens
Lithia Crossing	Tampa	2003/2013	90,522	53,547	36,975	58.9%	32.8%	96.8%	22.8	The Fresh Market	Chili's, Panera Bread
Miramar Square	Miami	2008	231,680	147,505	84,175	94.7%	100.0%	85.3%	18.13	Sprouts Farmers Market	Kohl's, Miami Children's Hospital
Northdale Promenade	Tampa	1985/2017	179,559	130,269	49,290	95.0%	100.0%	81.9%	12.64	(Winn Dixie)	TJ Maxx, Ulta Beauty, Beall's, Crunch Fitness, Tuesday Morning
Pine Ridge Crossing	Naples	1993	105,986	66,435	39,551	94.2%	100.0%	84.5%	18.1	Publix, (Target)	Ulta Beauty, (Beall's)
Pleasant Hill Commons	Orlando	2008	70,645	45,600	25,045	100.0%	100.0%	100.0%	16.06	Publix
Riverchase Plaza	Naples	1991/2001	78,291	48,890	29,401	96.3%	100.0%	90.3%	17.24	Publix
Saxon Crossing	Daytona Beach	2009	119,909	95,304	24,605	96.0%	100.0%	80.5%	15.29	(Target)	Hobby Lobby, LA Fitness, (Lowe's Home Improvement Center)
Shoppes of Eastwood	Orlando	1997	69,076	51,512	17,564	90.1%	100.0%	61.1%	12.52	Publix
Shops at Eagle Creek	Naples	1983/2013	70,731	50,187	20,544	95.8%	100.0%	85.7%	16.23	The Fresh Market	Staples, Panera Bread, (Lowe's Home Improvement Center)
Tamiami Crossing	Naples	2016	121,591	121,591	—	73.7%	73.7%	0.0%	13.46	Aldi, (Walmart)	Marshalls, Michaels, PetSmart, Ross Stores, Ulta Beauty

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Tarpon Bay Plaza	Naples	2007	81,864	59,442	22,422	100.0%	100.0%	100.0%	17.77	(Target)	PetSmart, Cost Plus World Market, Ross Stores, Panera Bread
The Landing at Tradition	Port St. Lucie	2007	359,227	283,208	76,019	88.4%	89.8%	82.9%	15.39	(Target)	TJ Maxx, Ulta Beauty, Burlington, Bed Bath & Beyond, LA Fitness, Michaels, Old Navy, PetSmart, DSW, Five Below, Ross Stores
The Shops at Julington Creek	Jacksonville	2011	40,254	21,038	19,216	100.0%	100.0%	100.0%	20.87	The Fresh Market
Tradition Village Center	Port St. Lucie	2006	85,057	45,600	39,457	96.9%	100.0%	93.3%	18.75	Publix
Waterford Lakes Village	Orlando	1997	78,007	51,703	26,304	98.4%	100.0%	95.2%	13.91
Georgia
Mullins Crossing	Augusta	2005	276,318	228,224	48,094	99.3%	100.0%	96.1%	13.39	(Target)	Ross Stores, Old Navy, Five Below, Kohls, La-Z-Boy, Marshalls, Office Max, Petco, Ulta Beauty, Panera Bread
Illinois
Naperville Marketplace	Chicago	2008	83,759	61,683	22,076	97.7%	100.0%	91.1%	14.01	(Caputo's Fresh Market)	TJ Maxx, PetSmart
Indiana
54th & College	Indianapolis	2008	—	—	—	—%	—%	—%	—	The Fresh Market
Bridgewater Marketplace	Westfield	2008	25,975	—	25,975	100.0%	0.0%	100.0%	22.15		(Walgreens), The Local Eatery, Original Pancake House
Castleton Crossing	Indianapolis	1975/2012	286,377	247,710	38,667	97.4%	100.0%	80.6%	12.21		TJ Maxx/HomeGoods, Burlington, Shoe Carnival, Value City Furniture, K&G Menswear, Chipotle, Verizon, Five Below
Cool Creek Commons	Westfield	2005	125,072	54,401	70,671	68.1%	36.0%	92.8%	23.50	The Fresh Market	McAlister's Deli, Buffalo Wild Wings, Pet People
Depauw University Bookstore and Café	Indianapolis	2012	11,974	—	11,974	100.0%	0.0%	100.0%	9.17		Follett's, Starbucks
Eddy Street Commons at Notre Dame	South Bend	2009	87,987	20,154	67,833	96.1%	100.0%	95.0%	27.32		Hammes Bookstore & Cafe, Chipotle, Urban Outfitters, Five Guys, Kilwins, Blaze Pizza
Fishers Station	Fishers	1989/2018	52,395	15,441	36,954	78.8%	100.0%	70.0%	16.83		Dollar Tree, Goodwill
Geist Pavilion	Fishers	2006	63,910	29,700	34,210	97.6%	100.0%	95.6%	17.6		Ace Hardware, Goodwill, Ale Emporium, Pure Barre
Greyhound Commons	Carmel	2005	9,152	—	9,152	100.0%	0.0%	100.0%	15.33		(Lowe's Home Improvement Center), Koto Japenese Steakhouse
Nora Plaza	Indianapolis	2004	139,670	73,589	66,081	94.1%	100.0%	87.6%	15.29	Whole Foods, (Target)	Marshalls
Rangeline Crossing	Carmel	1986/2013	99,497	48,171	51,326	66.4%	47.7%	84.0%	25.05		Walgreens, Panera Bread, City BBQ
Rivers Edge	Indianapolis	2011	150,463	117,890	32,573	98.9%	100.0%	95.0%	22.10		Nordstrom Rack, The Container Store, Arhaus Furniture, Bicycle Garage of Indy, Buy Buy Baby
Stoney Creek Commons	Noblesville	2000/2013	84,226	84,226	—	64.1%	64.1%	0.0%	14.38		LA Fitness, Goodwill, (Lowe's Home Improvement Center)
Traders Point I	Indianapolis	2005	211,545	170,809	40,736	94.4%	100.0%	70.9%	14.47		Dick's Sporting Goods, AMC Theatres, Michaels, Old Navy, PetSmart, Books-A-Million
Traders Point II	Indianapolis	2005	45,978	—	45,978	90.4%	0.0%	90.4%	27.72		Starbucks, Noodles & Company, Qdoba

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Nevada
Centennial Center	Las Vegas	2002	334,023	147,824	186,199	99.2%	100.0%	98.6%	25.95	Sam's Club, Walmart	Ross Stores, Big Lots, Famous Footwear, Michaels, Petco, Home Depot, HomeGoods, Skechers, Five Below, Sephora, Tillys
Centennial Gateway	Las Vegas	2005	193,452	140,277	53,175	99.4%	100.0%	97.9%	24.40	Trader Joe's	Party City, Sportsman's Warehouse, Walgreens, UFC Fit
Eastern Beltway Center	Las Vegas	1998/2006	162,318	77,436	84,882	88.7%	100.0%	78.4%	27.21	Sam's Club, Walmart	Petco, Ross Stores, Skechers, Old Navy, (Home Depot)
Rampart Commons	Las Vegas	2002/2018	79,314	11,965	67,349	100.0%	100.0%	100.0%	33.55		Athleta, North Italia, Pottery Barn, Williams Sonoma, Flower Child, Crunch Fitness
New Jersey
Bayonne Crossing	New York / Northern New Jersey	2011	112,871	52,219	60,652	72.8%	41.2%	100.0%	34.41	Walmart	Michaels, Lowe's Home Improvement Center
Livingston Shopping Center	New York / Northern New Jersey	1997	139,022	133,125	5,897	97.9%	100.0%	50.8%	20.93		Cost Plus World Market, Buy Buy Baby, Nordstrom Rack, DSW, TJ Maxx, Ulta Beauty
New York
City Center	New York / Northern New Jersey	2004/2018	363,023	325,139	37,884	97.0%	100.0%	70.9%	25.97	ShopRite	Nordstrom Rack, New York Sports Club, Burlington, Club Champion Golf, National Amusements
North Carolina
Eastgate Crossing	Raleigh	1958/2007	156,276	62,386	93,890	72.7%	55.4%	84.2%	32.90	Trader Joe's	Chipotle, Petco, Starbucks, Ulta Beauty
Holly Springs Towne Center - Phase I	Raleigh	2013	209,811	121,761	88,050	91.7%	100.0%	80.1%	18.28	(Target)	Dick's Sporting Goods, Marshalls, Petco, Ulta Beauty, Michaels, Old Navy, Five Below
Holly Springs Towne Center - Phase II	Raleigh	2016	145,043	111,843	33,200	98.8%	100.0%	94.6%	17.94	(Target)	Bed Bath & Beyond, DSW, AMC Theatres, 02 Fitness
Northcrest Shopping Center	Charlotte	2008	133,621	65,576	68,045	94.2%	100.0%	88.6%	23.74	(Target)	REI Co-Op, David's Bridal, Old Navy, Five Below
Oleander Place	Wilmington	2012	45,524	30,144	15,380	100.0%	100.0%	100.0%	18.05	Whole Foods
Parkside Town Commons - Phase I	Raleigh	2015	55,368	22,500	32,868	100.0%	100.0%	100.0%	26.23	Harris Teeter/Kroger, (Target)	Petco, Guitar Center
Parkside Town Commons - Phase II	Raleigh	2017	298,094	188,785	109,309	67.5%	50.6%	96.7%	22.21	(Target)	Golf Galaxy, Hobby Lobby, Chuy's, Starbucks, Panera Bread, Levity Live
Perimeter Woods	Charlotte	2008	125,579	105,175	20,404	100.0%	100.0%	100.0%	20.82		Best Buy, Off Broadway Shoes, PetSmart, Michaels, (Lowe's Home Improvement Center)
Toringdon Market	Charlotte	2004	61,101	26,546	34,555	97.9%	100.0%	96.3%	23.34	Earth Fare
Ohio
Eastgate Pavilion	Cincinnati	1995	236,230	231,730	4,500	100.0%	100.0%	100.0%	9.38		Best Buy, Dick's Sporting Goods, Value City Furniture, Petsmart, DSW
Oklahoma
Belle Isle Station	Oklahoma City	2000	196,164	115,783	80,381	85.9%	100.0%	65.5%	17.42	(Walmart)	REI, Shoe Carnival, Old Navy, Ross Stores, Nordstrom Rack, Ulta Beauty, Five Below
Shops at Moore	Oklahoma City	2010	260,625	188,037	72,588	92.6%	94.6%	87.2%	12.35		Bed Bath & Beyond, Best Buy, Hobby Lobby, Old Navy, PetSmart, Ross Stores

Property[1]	Location (MSA)	Year Built/ Renovated	Owned GLA[2]			Leased %			ABR per SqFt	Grocery Anchors[4]	Other Retailers[4]
			Total	Anchors	Shops	Total	Anchors	Shops
Silver Springs Pointe	Oklahoma City	2001	48,440	20,515	27,925	83.0%	100.0%	70.4%	14.38	(Sam's Club), (Walmart)	Kohls, Office Depot, (Home Depot)
South Carolina
Publix at Woodruff	Greenville	1997	68,103	47,955	20,148	91.0%	100.0%	69.5%	10.54	Publix
Shoppes at Plaza Green	Greenville	2000	189,730	162,068	27,662	82.6%	87.0%	56.8%	12.87		Bed Bath & Beyond, Christmas Tree Shops, American Freight, Party City, Shoe Carnival, Old Navy
Tennessee
Cool Springs Market	Nashville	1995	230,981	172,712	58,269	97.8%	100.0%	91.4%	16.69	(Kroger)	Dick's Sporting Goods, Marshalls, Buy Buy Baby, DSW, Staples, Jo-Ann Fabric, Panera Bread
Texas
Chapel Hill Shopping Center	Dallas/Ft. Worth	2001	126,812	43,450	83,362	100.0%	100.0%	100.0%	26.68	H-E-B Grocery	The Container Store, Cost Plus World Market
Colleyville Downs	Dallas/Ft. Worth	2014	194,744	139,219	55,525	94.4%	100.0%	80.4%	15.68	Whole Foods	Westlake Hardware, Goody Goody Liquor, Petco, Fit Factory
Kingwood Commons	Houston	1999	158,109	74,836	83,273	51.5%	14.5%	84.7%	28.28		Petco, Chico's, Talbots, Ann Taylor
Market Street Village/ Pipeline Point	Dallas/Ft. Worth	1970/2011	156,621	136,742	19,879	100.0%	100.0%	100.0%	13.67		Jo-Ann Fabric, Ross Stores, Buy Buy Baby, Party City, Spec's Wine Spirits & Finer Foods
Plaza at Cedar Hill	Dallas/Ft. Worth	2000/2010	295,665	234,358	61,307	92.4%	100.0%	63.1%	13.67	Sprouts Farmers Market, Total Wine	DSW, Ross Stores, Hobby Lobby, Office Max, Marshalls, Home Goods
Plaza Volente	Austin	2004	156,146	105,000	51,146	94.8%	100.0%	84.2%	$17.34	H-E-B Grocery
Portofino Shopping Center	Houston	1999/2010	369,802	218,861	150,941	83.2%	83.6%	82.6%	21.38	(Sam's Club)	DSW, Michaels, PGA Superstore, PetSmart, Old Navy, TJ Maxx, Nordstrom Rack, Five Below
Sunland Towne Centre	El Paso	1996/2014	306,454	265,037	41,417	98.9%	100.0%	91.7%	11.27	Sprouts Farmers Market	PetSmart, Ross Stores, Bed Bath & Beyond, Spec's Fine Wines, At Home
Waxahachie Crossing	Dallas/Ft. Worth	2010	97,127	72,191	24,936	100.0%	100.0%	100.0%	15.55		Best Buy, PetSmart, Ross Stores, (Home Depot)
Westside Market	Dallas/Ft. Worth	2013	93,377	70,000	23,377	100.0%	100.0%	100.0%	16.66	Randalls Tom Thumb
Utah
Draper Crossing	Salt Lake City	2012	164,657	115,916	48,741	100.0%	100.0%	100.0%	17.28	Kroger/Smith's	TJ Maxx, Dollar Tree, Downeast Home
Draper Peaks	Salt Lake City	2012	227,667	101,464	126,203	91.5%	100.0%	84.7%	21.27		Michaels, Office Depot, Petco, Quilted Bear, Ross Stores, (Kohl's)

Total			11,661,731	7,878,959	3,782,772	91.2%	92.9%	87.6%	$18.42

Total at Pro-Rata Share			11,328,324	7,591,186	3,737,138	91.2%	93.0%	87.7%	$18.44

____________________
1	All properties are wholly owned, except as indicated through reference to Note 3 below. Unless otherwise noted, each property is owned in fee simple by the Company.
2	Percentage of Owned GLA Leased reflects Owned GLA/NRA leased as of December 31, 2020, except for Greyhound Commons and 54th & College.
3	Asset is owned in a joint venture.
4	Tenants within parentheses are non-owned.

Office Operating Properties and Other

As of December 31, 2020, we owned interests in one office operating property, two parking garages, and one triple-net leased property. In addition, two of our retail properties contain stand-alone office components. Together, these properties have a total of 0.5 million square feet of net rentable area (“NRA”) of space.  The following table sets forth more specific information with respect to our office, parking and other properties as of December 31, 2020:

($ in thousands, except per square foot data)
Property	MSA	Year Built/ Renovated	Acquired, Redeveloped or Developed	Owned NRA	Percentage Of Owned NRA Leased	Annualized Base Rent[1]	Percentage of Annualized Office and Other Base Rent	Base Rent Per Leased Sq. Ft.	Major Tenants
Commercial Properties
Thirty South Meridian[2]	Indianapolis	1905/2002	Redeveloped	284,874	94.6%	$5,448	67.2%	$20.22	Carrier, Kite Realty Group, Lumina Foundation
Union Station Parking Garage[3]	Indianapolis	1986	Acquired	N/A	N/A	N/A	N/A	N/A	Denison Parking (manager)
Pan Am Plaza Parking Garage[3]	Indianapolis		Acquired	N/A	N/A	N/A	N/A	N/A	Denison Parking (manager)
Stand-alone Office Components of Retail Properties
Eddy Street Office (part of Eddy Street Commons)[4]	South Bend	2009	Developed	81,628	100.0%	1,324	16.4%	16.23	University of Notre Dame Offices
Tradition Village Office (part of Tradition Village Square)	Port St. Lucie	2006	Acquired	24,340	100.0%	735	9.1%	30.19
Total Commercial Properties				390,842	96.1%	$7,507	92.7%	$20.00

Other Properties
Burlington	San Antonio	1992/2000	Acquired	107,400	100.0%	$591	7.3%	$5.50	Burlington
				107,400	100.0%	$591	7.3%	$5.50

Total Commercial and Other				498,242	96.9%	$8,098	100.0%	$16.77

Multi-Family/Lodging
Embassy Suites South Bend at Notre Dame[5]	South Bend	2018	Developed	—	N/A	$—	—%	$—	Full service hotel with 164 rooms
The Foundry Lofts and Apartments at Eddy Street	South Bend	2009	Developed	—	100.0%	—	—	$—	Air rights lease for apartment complex with 266 units
The Foundry Lofts and Apartments at Eddy Street Phase II	South Bend	2020	Developed	—	100.0%	—	—	$—	Air rights lease for apartment complex with 453 units
Summit at City Center Apartments	New York / Northern New Jersey	2004	Acquired	—	100.0%	—	—	$—	Apartment complex with 24 units.

____________
1	Annualized Base Rent represents the monthly contractual rent as of December 31, 2020 for each applicable property, multiplied by 12.
2	Annualized Base Rent includes $859,256 from the Company and subsidiaries as of December 31, 2020, which is eliminated for purposes of our consolidated financial statement presentation.
3	The garage is managed by a third party.
4	The Company also owns the Eddy Street Commons retail shopping center in South Bend, Indiana, along with a parking garage that serves a hotel and the office and retail components of the property.
5	Property owned in an unconsolidated joint venture.

Development Projects Under Construction

     In addition to our retail and office operating properties, as of December 31, 2020, we owned an interest in two development projects currently under construction.  The following table sets forth more specific information with respect to the Company’s development projects as of December 31, 2020:

($ in thousands)
Project	MSA	Anticipated Start Date	Projected Stabilization Date[1]	Projected New Total GLA	Projected New Owned GLA	Total Project Cost	KRG Equity Requirement	KRG Remaining Spend	Estimated Return on Project[2]
Glendale Town Center Apartments	Indianapolis, IN	Q2 2020	Q2 2022	207,000	24,000	$38,400	$1,200	$900	7.0% - 8.0%
Eddy Street Commons at Notre Dame, IN - Phase III	South Bend, IN	Q3 2020	Q1 2022	68,500	18,600	$7,500	7,500	6,100	8.5% - 9.5%
Glendale Town Center Retail[3]	Indianapolis, IN	Q1 2021	Q1 2022	54,500	54,500	$11,000	3,900	3,900	27.0% - 28.0%

____________________
1	Stabilization date represents near completion of project construction and substantial occupancy of the property.
2	Projected ROI for redevelopments is an estimate of the expected incremental stabilized annual operating cash flows to be generated divided by the estimated project costs, including construction, development, financing, and other soft costs, when applicable to the project.
3	Equity requirement is lower than total project cost due to a $7.1 million TIF received from the City of Indianapolis.

Tenant Diversification

No individual retail or office tenant accounted for more than 2.5% of the portfolio’s annualized base rent for the year ended December 31, 2020. The following table sets forth certain information for the largest 25 tenants open for business at the Company’s retail properties based on minimum rents in place as of December 31, 2020:

TOP 25 TENANTS BY ANNUALIZED BASE RENT

($ in thousands, except per square foot data)
	Number of Stores
Tenant	Wholly Owned	JV1	Total Leased GLA/NRA[2]	ABR at Pro-Rata Share [3]	ABR psf at Pro-Rata	% of Total Portfolio Annualized Base Rent[4]
Publix Super Markets, Inc.	11	—	535,466	$5,455	$10.19	2.50%
The TJX Companies, Inc.[5]	14	2	471,684	4,845	11.22	2.22%
PetSmart, Inc.	13	1	291,379	4,084	14.62	1.87%
Ross Stores, Inc.	12	1	364,442	4,000	11.61	1.83%
Dick's Sporting Goods, Inc.[6]	7	—	340,502	3,741	10.99	1.71%
Bed Bath & Beyond, Inc.[7]	13	2	387,848	3,718	10.53	1.70%
Nordstrom Rack	5	1	197,797	3,571	20.75	1.64%
Michaels Stores, Inc.	11	1	253,849	3,283	13.66	1.50%
Burlington Stores, Inc.	5	—	310,423	3,039	9.79	1.39%
National Amusements	1	—	80,000	2,953	36.92	1.35%
Old Navy (11) / Athleta (1)	12	—	183,599	2,868	15.62	1.31%
Kohl's Corporation	4	—	184,516	2,832	7.87	1.30%
Walmart Stores, Inc.[8]	5	—	—	2,776	3.42	1.27%
Best Buy Co., Inc.	5	—	183,604	2,627	14.31	1.20%
Petco Animal Supplies, Inc.	10	—	136,669	2,526	18.48	1.16%
Lowe's Companies, Inc.	3	—	—	2,375	4.91	1.09%
LA Fitness	3	—	125,209	2,292	18.31	1.05%
Hobby Lobby Stores, Inc.	5	—	271,254	2,248	8.29	1.03%
Whole Foods Market, Inc.	4	—	139,781	2,130	15.24	0.98%
Mattress Firm, Inc.[9]	16	—	76,408	2,121	27.75	0.97%
Walgreens	4	—	63,462	2,104	33.15	0.96%
The Kroger Co.[10]	3	—	60,268	2,099	9.19	0.96%
Five Below, Inc.	11	—	92,694	1,738	18.75	0.80%
DSW	6	1	133,255	1,687	14.33	0.77%
Sprouts Farmers Market, Inc.	3	—	83,985	1,589	18.92	0.73%
TOTAL	186	9	4,968,094	$72,702	$11.55	33.3%

___
1	JV Stores represent stores at unconsolidated properties.
2	Excludes the estimated size of the structures located on land owned by the Company and ground leased to tenants.
3	Annualized base rent represents the monthly contractual rent for December 31, 2020, for each applicable tenant multiplied by 12. Annualized base rent does not include tenant reimbursements. Annualized base rent represents 100% of the annualized base rent at consolidated properties and our share of the annualized base rent at unconsolidated properties.
4	Annualized base rent and percent of total portfolio includes ground lease rent.
5	Includes TJ Maxx (9), Marshalls (5) and HomeGoods (2).
6	Includes Dick's Sporting Goods (6) and Golf Galaxy (1).
7	Includes Bed Bath and Beyond (8), Buy Buy Baby (4), and Cost Plus World Market (3).
8	Includes Walmart (3) and Sam's Club (2).
9	Includes Mattress Firm (12) and Sleepy's (4).
10	Includes Kroger (1), Harris Teeter (1), and Smith's (1).

Geographic Diversification – Annualized Base Rent by Region and State

The Company owns interests in 90 operating and redevelopment properties. We also own interests in two development projects under construction. The total operating portfolio consists of approximately 12 million of owned square feet in 16 states. The following table summarizes the Company’s operating properties by region and state as of December 31, 2020:

($ in thousands)
	Total Operating Portfolio Excluding Developments and Redevelopments		Developments and Redevelopments[2]		Joint Ventures [3]		Total Operating Portfolio Including Developments and Redevelopments
Region/State	Owned GLA/NRA[1]	Annualized Base Rent	Owned GLA/NRA[1]	Annualized Base Rent	Owned GLA/NRA[1]	Annualized Base Rent	Number of Properties	Owned GLA/NRA[1]	Annualized Base Rent - Ground Leases	Total Annualized Base Rent	Percent of Annualized Base Rent
South
Florida	3,331,826	$52,799	—	$—	121,591	$1,206	29	3,453,417	$3,740	$57,745	25.9%
Texas	1,798,711	27,500	—	—	156,146	2,568	10	1,954,857	1,374	31,442	14.1%
North Carolina	1,230,417	23,564	—	—	—	—	9	1,230,417	2,041	25,605	11.5%
Oklahoma	505,229	6,493	—	—	—	—	3	505,229	861	7,354	3.3%
Georgia	276,318	3,676	—	—	—	—	1	276,318	345	4,021	1.8%
Tennessee	230,981	3,771	—	—	—	—	1	230,981	—	3,771	1.7%
South Carolina	257,833	2,670	—	—	—	—	2	257,833	—	2,670	1.2%
Texas - Other	107,400	591	—	—	—	—	1	107,400	—	591	0.3%
Total South	7,738,715	121,064	—	—	277,737	3,774	56	8,016,452	8,361	133,199	59.8%

Midwest
Indiana - Retail	1,394,221	22,110	344,890	2,572	—	—	19	1,739,111	1,518	26,200	11.7%
Indiana - Other	366,502	6,773	24,000	—	—	—	4	390,502	—	6,773	3.0%
Ohio	236,230	2,217	—	—	—	—	1	236,230	—	2,217	1.0%
Illinois	83,759	1,146	—	—	—	—	1	83,759	—	1,146	0.5%
Total Midwest	2,080,712	32,246	368,890	2,572	—	—	25	2,449,602	1,518	36,336	16.3%

West
Nevada	769,107	19,873	—	—	—	—	4	769,107	3,717	23,590	10.6%
Utah	392,324	7,279	—	—	—	—	2	392,324	—	7,279	3.3%
Arizona	79,902	2,467	—	—	—	—	1	79,902	—	2,467	1.1%
Total West	1,241,333	29,619	—	—	—	—	7	1,241,333	3,717	33,336	14.9%

Northeast
New York	363,023	9,142	—	—	—	—	1	363,023	—	9,142	4.1%
New Jersey	112,871	2,827	—	—	139,022	2,849	2	251,893	2,103	7,779	3.5%
Connecticut	206,560	2,411	—	—	—	—	1	206,560	1,061	3,472	1.6%
Total Northeast	682,454	14,380	—	—	139,022	2,849	4	821,476	3,164	20,393	9.1%
	11,743,214	$197,309	368,890	$2,572	416,759	$6,623	92	12,528,863	$16,760	$223,264	100.0%

____________________
1	Owned GLA/NRA represents gross leasable area or net leasable area owned by the Company. It also excludes the square footage of Union Station Parking Garage and Pan Am Plaza Parking Garage.
2	Represents the three redevelopment and two development projects not in the retail operating portfolio.
3	Represents the three operating properties owned in unconsolidated joint ventures.

Lease Expirations

In 2021, leases representing 8.0% of total annualized base rent are scheduled to expire. The following tables show scheduled lease expirations for retail and office tenants and in-process development property tenants open for business as of December 31, 2020, assuming none of the tenants exercise renewal options.

LEASE EXPIRATION TABLE – OPERATING PORTFOLIO

($ in thousands, except per square foot data)
		Expiring GLA[2]					Expiring Annualized Base Rent per Sq. Ft.[3]
	Number of Expiring Leases[1]	Shop Tenants	Anchor Tenants	Office and Other Tenants	Expiring Annualized Base Rent (Pro-rata)	% of Total Annualized Base Rent (Pro-rata)	Shop Tenants	Anchor Tenants	Office and Other Tenants	Total
2021	170	359,532	393,054	21,110	$16,106	8.0%	$29.22	$13.95	$19.25	$18.56
2022	253	520,386	1,058,556	65,020	29,293	14.6%	27.55	13.04	21.97	16.88
2023	242	493,066	1,120,690	113,177	32,012	15.9%	29.19	15.07	19.67	17.85
2024	206	451,867	744,562	33,827	22,193	11.0%	29.76	14.13	9.17	18.42
2025	200	413,172	1,178,558	124,107	27,545	13.7%	30.38	11.39	13.96	20.38
2026	133	322,876	896,743	—	17,174	8.5%	26.12	10.34	16.39	15.85
2027	80	212,014	367,192	9,154	10,830	5.4%	29.11	12.57	—	15.24
2028	72	176,834	272,757	61,747	11,103	5.5%	31.84	15.21	31.29	19.06
2029	50	126,717	177,159	—	6,087	3.0%	30.96	12.21	22.19	19.77
2030	48	148,081	266,032	—	7,887	3.9%	28.53	14.51	62.73	19.23
Beyond	66	147,592	925,503	54,721	20,975	10.4%	26.57	17.02	23.16	18.61
	1,520	3,372,137	7,400,806	482,863	$201,205	100.0%	$28.92	$13.53	$16.94	$17.99

____
1	Lease expiration table reflects rents in place as of December 31, 2020 and does not include option periods; 2021 expirations include 8 month-to-month tenants. This column also excludes ground leases.
2	Expiring GLA excludes estimated square footage attributable to non-owned structures on land owned by the Company and ground leased to tenants.
3	Annualized base rent represents the monthly contractual rent as of December 31, 2020 for each applicable tenant multiplied by 12. Excludes tenant reimbursements and ground lease revenue.

Lease Activity – New and Renewal

In 2020, the Company executed new and renewal leases on 215 individual spaces totaling 1.5 million square feet (7.0% cash leasing spread and 14.5% GAAP leasing spread on 158 comparable leases).  New leases were signed on 59 individual spaces for 0.4 million square feet of GLA (9.1% cash leasing spread and 21.3% GAAP leasing spread on 42 comparable leases), while renewal leases were signed on 156 individual spaces for 1.1 million square feet of GLA (6.1% cash leasing spread and 12.0% GAAP leasing spread on 116 comparable leases).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently listed and traded on the NYSE under the symbol “KRG.”  On February 16, 2021, the closing price of our common shares on the NYSE was $18.12.

 Holders

The number of registered holders of record of our common shares was 1,082 as of February 16, 2021.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms.  This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Distributions, if any, will be declared and paid at the discretion of our Board of Trustees and will depend upon a number of factors, including cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board of Trustees deem relevant.

Distributions by us to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes will be taxable to shareholders as either ordinary dividend income or capital gain income if so declared by us.  Distributions in excess of taxable earnings and profits generally will be treated as a non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of a shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as gain from the sale of common shares.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) and we must make distributions to shareholders equal to 100% of our net taxable income to eliminate U.S. federal income tax liability.  Under certain circumstances, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements.  For the taxable year ended December 31, 2020, approximately 89% of our distributions to shareholders constituted taxable ordinary income dividends and approximately 11% constituted taxable capital gains dividends.

Under our Credit Facility, we are permitted to make distributions to our shareholders provided that no event of default exists. If an event of default exists, we may only make distributions sufficient to maintain our REIT status.  However, we may not make any distributions if any event of default resulting from nonpayment or bankruptcy exists, or if our obligations under the Credit Facility are accelerated.

Issuer Repurchases; Unregistered Sales of Securities

During the three months ended December 31, 2020, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our Plan. These shares were repurchased by the Company.

The following table summarizes all of these repurchases during the three months ended December 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 - October 31	—	—	N/A	N/A
November 1 - November 30	27,125	$12.42	N/A	N/A
December 1 - December 31	—	—	N/A	N/A
Total	27,125

We did not sell any unregistered securities during 2020.

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

The following graph compares the cumulative total shareholder return of our common shares for the period from December 31, 2015 to December 31, 2020, to the S&P 500 Index and to the published NAREIT All Equity REIT Index over the same period.  The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2015 and that all cash distributions were reinvested.  The shareholder return shown on the graph below is not indicative of future performance

	12/15/	6/16/	12/16	6/17	12/17	6/18	12/18	6/19	12/19	6/20	12/20
Kite Realty Group Trust	100.00	110.42	94.45	78.22	83.48	75.49	64.73	74.00	99.10	60.36	79.13
S&P 500	100.00	103.84	111.96	122.42	136.40	140.02	130.42	154.60	171.49	166.20	203.04
FTSE NAREIT Equity REITs	100.00	113.38	108.52	111.45	114.19	115.35	108.92	128.28	137.23	111.55	126.25

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

As of December 31, 2020, we owned interests in 90 operating and redevelopment properties totaling approximately 17.3 million square feet. We also owned two development projects under construction as of this date.

Portfolio Update

As has become more evident during the COVID-19 pandemic, strong real estate matters. The strength of the Company's real estate is evidenced by our higher rent collection rates as compared to our peers, based upon publicly reported information by each peer as of February 19, 2021. The Company has continued to improve its asset quality. In addition, the Company's property type lends itself to retailers' current needs including curbside pick-up and buying online and picking up in store (BOPIS) that we believe will benefit from tenant demand for additional space.
The Company's operations were impacted by the bankruptcies of retailers during the COVID-19 pandemic. The Company had leased space to national retailers that declared bankruptcy during 2020 that comprised 5.9% of our annualized base rent. A portion of the retailers have vacated their space with us, which will lead to an expected decline in occupancy and rental revenue in 2021.

Project Focus, our disposition program completed in 2019, allowed us to dispose of weaker, non-core assets and reduce our exposure to at-risk tenants and resulted in $502 million in combined sales, the majority of which net proceeds were used to repay debt. It also allowed us to focus our geographic footprint on locations that are benefiting from accelerating migration shifts.

In evaluating potential acquisition, development, and redevelopment opportunities, we look for strong sub-markets where average household income, population density, traffic counts and daytime workforce populations are above the broader market average.  We also focus on locations that are benefitting from current population migratory patterns, namely major cities in states with no or relatively low income taxes, and mild or temperate climates.  In our largest sub-markets, household incomes are significantly higher and state income taxes are relatively lower than the medians for those broader markets.
In addition to targeting sub-markets with strong consumer demographics, we focus on having the most desirable tenant mix at each center.  We have aggressively targeted and executed leases with prominent grocers including Publix, Aldi, Whole Foods, and Trader Joe's, expanding retailers such as TJ Maxx, Ross Dress for Less, Burlington, and Old Navy, service and restaurant retailers and other retailers such as Ulta, REI, Five Below and Total Wine.  Additionally, we have identified cost-efficient ways to relocate, re-tenant and renegotiate leases at several of our properties allowing us to attract more suitable tenants.

Capital and Financing Activities

Our ability to obtain capital on satisfactory terms and to refinance borrowings as they mature is affected by the condition of the economy in general and by the financial strength of properties securing borrowings.

With the successful completion of Project Focus in 2019, we were able to enhance our already-strong balance sheet, increase our financial flexibility, and improve our liquidity to fund future growth. We ended 2020 with approximately $566.9 million of combined cash and borrowing capacity on our Credit Facility.  In addition, as of December 31, 2020, we did not have any debt principal scheduled to mature through December 31, 2021.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of December 31, 2020, the value of the assets in our unencumbered asset pool was $1.3 billion.

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

Valuation of Investment Properties

Management reviews operational and development projects, land parcels and intangible assets for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review for possible impairment requires certain assumptions, estimates, and significant judgment. Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. The evaluation of impairment is subject to certain management assumptions including projected net operating income, anticipated hold period, expected capital expenditures and the capitalization rate used to estimate the property's residual value. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.

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

Fair value is determined for tangible assets and intangibles, including:
•the fair value of the building on an as-if-vacant basis and the fair value of land determined either by comparable market data, real estate tax assessments, independent appraisals or other relevant data;
•above-market and below-market in-place lease values for acquired properties, which are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases.  Any below-market renewal options are also considered in the in-place lease values.  The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the term of the lease.  Should a tenant vacate, terminate its lease, or otherwise notify us of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income;
•the value of having a lease in place at the acquisition date.  We utilize independent and internal sources for our estimates to determine the respective in-place lease values.  Our estimates of value are made using methods similar to those used by independent appraisers.  Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases; and
•the fair value of any assumed financing that is determined to be above or below market terms.  We utilize third party and independent sources for our estimates to determine the respective fair value of each mortgage payable.  The fair market value of each mortgage payable is amortized to interest expense over the remaining initial terms of the respective loan.

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

Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue.  Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements.  Overage rent is included in rental income in the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies that may affect the collection of outstanding receivables. These receivables are reduced for credit loss that is recognized as a reduction to rental income. We regularly evaluate the collectibility of these lease-related receivables by analyzing past due account balances and consider such facts as the credit quality of our customer, historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the collectibility of rental income. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

We recognize the sale of real estate when control transfers to the buyer.  As part of our ongoing business strategy, we will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.

Results of Operations

As of December 31, 2020, we owned interests in 90 operating and redevelopment properties and two development project currently under construction. The following table sets forth the total operating and redevelopment properties and development projects that we owned as of December 31, 2020, 2019 and 2018:

	# of Properties
	2020	2019	2018
Operating Retail Properties	83	82	105
Operating Office Properties and Other	4	4	3
Redevelopment Properties	3	4	3
Total Operating and Redevelopment Properties	90	90	111
Development Projects:	2	1	1
Total All Properties	92	91	112

The comparability of results of operations is affected by our development, redevelopment, and operating property disposition activities in 2018 through 2020. Therefore, we believe it is most useful to review the comparisons of our results of operations for these years (as set forth below under “Comparison of Operating Results for the Years Ended December 31, 2020 and 2019”) in conjunction with the discussion of these activities during those periods, which is set forth below.

Property Acquisition Activities

During the years ended December 31, 2020 and 2019, we acquired the properties listed in the table below. We did not acquire any properties in 2018.

Property Name	MSA	Acquisition Date	Owned GLA
Pan Am Plaza Garage	Indianapolis, IN	March 2019	N/A
Nora Plaza	Indianapolis, IN	August 2019	139,670
Eastgate Crossing	Raleigh, NC	December 2020	156,276

Operating Property Disposition Activities

During the years ended December 31, 2020, 2019, and 2018, we sold the operating properties listed in the table below.

Property Name	MSA	Disposition Date	Owned GLA
Trussville Promenade	Birmingham, AL	February 2018	463,836
Memorial Commons	Goldsboro, NC	March 2018	111,022
Tamiami Crossing [1]	Naples, FL	June 2018	121,705
Plaza Volente [1]	Austin, TX	June 2018	156,296
Livingston Shopping Center [1]	Newark, NJ	June 2018	139,559
Hamilton Crossing	Alcoa, TN	November 2018	175,464
Fox Lake Crossing	Chicago, IL	December 2018	99,136
Lowe's Plaza	Las Vegas, NV	December 2018	30,210
Whitehall Pike	Bloomington, IN	March 2019	128,997
Beechwood Promenade	Athens, GA	April 2019	297,369
Village at Bay Park	Green Bay, WI	May 2019	82,254
Lakewood Promenade	Jacksonville, FL	May 2019	196,655
Palm Coast Landing	Palm Coast, FL	May 2019	168,352
Lowe's - Perimeter Woods	Charlotte, NC	May 2019	166,085
Cannery Corner	Las Vegas, NV	May 2019	30,738
Temple Terrace	Tampa, FL	June 2019	90,328
University Town Center	Oklahoma City, OK	June 2019	348,877
Gainesville Plaza	Gainesville, FL	July 2019	162,189
Bolton Plaza	Jacksonville, FL	July 2019	154,155
Eastgate Plaza	Las Vegas, NV	July 2019	96,594
Burnt Store	Punta Gorda, FL	July 2019	95,625
Landstown Commons	Virginia Beach, VA	August 2019	398,139
Lima Marketplace	Fort Wayne, IN	September 2019	100,461
Hitchcock Plaza	Aiken, SC	September 2019	252,211
Merrimack Village Center	Manchester, NH	September 2019	78,892
Publix at Acworth	Atlanta, GA	October 2019	69,628
The Centre at Panola	Atlanta, GA	October 2019	73,075
Beacon Hill	Crown Point, IN	October 2019	56,820
Bell Oaks Centre	Evansville, IN	November 2019	94,958
Boulevard Crossing	Kokomo, IN	December 2019	124,634
South Elgin Commons	Chicago, IL	December 2019	128,000

____________________
1	The Company has retained a 20% ownership interest in this property.

 Redevelopment Activities

During portions of the years ended December 31, 2020, 2019, and 2018, the following properties were under active redevelopment and removed from our operating portfolio:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operating Portfolio	Owned GLA
Courthouse Shadows[2]	Naples, FL	June 2013	Pending	124,802
Hamilton Crossing Centre[3,4]	Indianapolis, IN	June 2014	Pending	89,983
City Center	White Plains, NY	December 2015	June 2018	363,103
Fishers Station	Indianapolis, IN	December 2015	September 2018	52,414
Beechwood Promenade [5]	Athens, GA	December 2015	December 2018	297,369
The Corner[3,4]	Indianapolis, IN	December 2015	Pending	27,731
Rampart Commons	Las Vegas, NV	March 2016	December 2018	79,314
Burnt Store Marketplace [5]	Punta Gorda, FL	June 2016	March 2018	95,625
Glendale Town Center [3]	Indianapolis, IN	March 2019	Pending	393,002

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property was sold in 2020.
3	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.
4	This redevelopment would potentially include the creation of a mixed-use (office, retail, and multi-family) development.
5	This property was sold in 2019.

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

We also use same property NOI ("Same Property NOI"), a non-GAAP financial measure, to evaluate the performance of our properties. Same Property NOI excludes properties that have not been owned for the full period presented. It also excludes net gains from outlot sales, straight-line rent revenue, lease termination income in excess of lost rent, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any. When the Company receives payments in excess of any accounts receivable for terminating a lease, Same Property NOI will include such excess payments as monthly rent until the earlier of the following: the expiration of 12 months or the start date of a replacement tenant. We believe that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full period presented. We believe such presentation eliminates disparities in net income due to the acquisition or disposition of properties during the particular period presented and thus provides a more consistent metric for the comparison of our properties. Same Property NOI includes the results of properties that have been owned for the entire current and prior year reporting periods.

NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of our financial performance. Our computation of NOI and Same Property NOI may differ from the methodology used by other REITs, and therefore may not be comparable to such other REITs.

When evaluating the properties that are included in the same property pool, we have established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and we 1) begin recapturing space from tenants or b) the contemplated plan significantly impacts the operations of the property. At December 31, 2020, the same property pool excluded three properties in redevelopment, one recently completed development, two acquired properties, and three commercial properties.

The following table reflects Same Property NOI1 and a reconciliation to net income attributable to common shareholders for the years ended December 31, 2020 and 2019 (unaudited):

($ in thousands)	Years Ended December 31,
	2020	2019	% Change
Leased percentage at period end	91.5%	96.1%
Economic Occupancy percentage[2]	92.1%	92.8%

Same Property NOI	$179,304	$191,970	(6.6)%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Net operating income - same properties	$179,304	$191,970
Net operating income - non-same activity[3]	10,084	38,403
Other (expense) income, net	(357)	(471)
General, administrative and other	(30,840)	(28,214)
Loss on debt extinguishment	—	(11,572)
Impairment charges	—	(37,723)
Depreciation and amortization expense	(128,648)	(132,098)
Interest expense	(50,399)	(59,268)
Gains on sales of operating properties	4,733	38,971
Net income attributable to noncontrolling interests	(100)	(532)
Net loss attributable to common shareholders	$(16,223)	$(534)

____
1
Same Property NOI excludes (i) The Corner, Glendale Town Center, and Hamilton Crossing redevelopments, (ii) Eddy Street Commons - Phases II and III developments, (iii) the recently acquired Eastgate Crossing and Nora Plaza, and (iv) office properties.

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

Our Same Property NOI decreased 6.6% in 2020 compared to 2019. This decrease was primarily due to bad debt expense of $12.1 million in 2020 related to certain tenants that were impacted by the COVID-19 pandemic.

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

From time to time, the Company may report or provide guidance with respect to “NAREIT FFO as adjusted” which removes the impact of certain non-recurring and non-operating transactions or other items the Company does not consider to be representative of its core operating results including without limitation, gains or losses associated with the early extinguishment of debt, gains or losses associated with litigation involving the Company that is not in the normal course of business, the impact on earnings from employee severance, and the excess of redemption value over carrying value of preferred stock redemption, which are not otherwise adjusted in the Company’s calculation of FFO.
Our calculations of FFO1 and reconciliation to consolidated net income and FFO, as adjusted for the years ended December 31, 2020, 2019 and 2018 (unaudited) are as follows:

($ in thousands)	Years Ended December 31,
	2020	2019	2018
Consolidated net loss	$(16,123)	$(2)	$(46,451)
Less: net income attributable to noncontrolling interests in properties	(528)	(528)	(1,151)
Less: Gain on sales of operating properties	(4,733)	(38,971)	(3,424)
Add: impairment charges	—	37,723	70,360
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	130,091	133,184	151,856
FFO of the Operating Partnership[1]	108,707	131,406	171,190
Less: Limited Partners' interests in FFO	(2,826)	(3,153)	(4,109)
FFO attributable to Kite Realty Group Trust common shareholders[1]	$105,881	$128,253	$167,081

FFO of the Operating Partnership[1]	$108,707	$131,406	$171,190
Add: severance charge	3,253	—	—
Add: loss on debt extinguishment	—	11,572	—
FFO, as adjusted, of the Operating Partnership	$111,960	$142,978	$171,190

____________________
1	“FFO of the Operating Partnership" measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to Kite Realty Group Trust common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Earnings before Interest, Tax, Depreciation, and Amortization (EBITDA)

We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense and income tax expense of TRS. For informational purposes, we have also provided Adjusted EBITDA, which we define as EBITDA less (i) EBITDA from unconsolidated entities, (ii) gains on sales of operating properties or impairment charges, (iii) other income and expense, (iv) noncontrolling interest EBITDA and (v) other non-recurring activity or items impacting comparability from period to period. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. Net Debt to Adjusted EBITDA is our share of net debt divided by Annualized Adjusted EBITDA. EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA and Net Debt to Adjusted EBITDA, as calculated by us, are not comparable to EBITDA and EBITDA-related measures reported by other REITs that do not define EBITDA and EBITDA-related measures exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP, and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

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

($ in thousands)	Three Months Ended December 31, 2020
Consolidated net loss	$(6,842)
Adjustments to net income:
Depreciation and amortization	31,818
Interest expense	12,284
Income tax benefit of taxable REIT subsidiary	(200)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	37,060
Adjustments to EBITDA:
Unconsolidated EBITDA	352
Gain on sales of operating properties	159
Severance charges	3,253
Other income and expense, net	408
Noncontrolling interest	(132)
Adjusted EBITDA	41,100

Annualized Adjusted EBITDA[1]	$164,402

Company Share of Net Debt:
Mortgage and other indebtedness	$1,170,794
Less: Partner share of consolidated joint venture debt [2]	(1,102)
Less: Cash, cash equivalents, and restricted cash	(47,760)
Plus: Company share of unconsolidated joint venture debt	22,150
Plus: Debt Premium	5,282
Company Share of Net Debt	$1,149,364
Net Debt to Adjusted EBITDA	7.0x

____________________
1	Represents Adjusted EBITDA for the three months ended December 31, 2020 (as shown in the table above) multiplied by four.
2	Partner share of consolidated joint venture debt is calculated based upon the partner's pro-rata ownership of the joint venture, multiplied by the related secured debt balance.

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

The following table reflects changes in the components of our consolidated statements of operations for the years ended December 31, 2020 and 2019:

($ in thousands)	2020	2019	Net change 2019 to 2020
Revenue:
Rental income	$257,670	$308,399	$(50,729)
Other property related revenue	8,597	6,326	2,271
Fee income	378	448	(70)
Total revenue	266,645	315,173	(48,528)
Expenses:
Property operating	41,012	45,575	(4,563)
Real estate taxes	35,867	38,777	(2,910)
General, administrative, and other	30,840	28,214	2,626
Depreciation and amortization	128,648	132,098	(3,450)
Impairment charge	—	37,723	(37,723)
Total expenses	236,367	282,387	(46,020)
Gains on sale of operating properties, net	4,733	38,971	(34,238)
Operating income	35,011	71,757	(36,746)
Interest expense	(50,399)	(59,268)	8,869
Income tax benefit of taxable REIT subsidiary	696	282	414
Loss on debt extinguishment	—	(11,572)	11,572
Equity in loss of unconsolidated subsidiary	(1,685)	(628)	(1,057)
Other income (expense), net	254	(573)	827
Consolidated net income	(16,123)	(2)	(16,121)
Net income attributable to noncontrolling interests	(100)	(532)	432
Net (loss) income attributable to Kite Realty Group Trust	(16,223)	(534)	$(15,689)

Property operating expense to total revenue ratio	15.4%	14.5%	0.9%

Rental income decreased $50.7 million, or 16.4%, due to the following:

($ in thousands)	Net change 2019 to 2020
Properties sold during 2019	$(31,809)
Properties under redevelopment or acquired during 2019 and/or 2020	856
Properties fully operational during 2019 and 2020 and other	(19,776)
Total	$(50,729)

The net decrease of $19.8 million in rental income for properties that were fully operational during 2019 and 2020 is primarily due to $17.4 million of bad debt expense for certain non-cash straight-line rent and billed rent receivables related to tenants that are financially distressed due to the COVID-19 pandemic. In addition, the Company had a reduction in minimum rent due to a decrease in occupancy due to certain closures, most notably by certain anchor tenants, such as Stein Mart, 24 Hour Fitness, and New York Sports Club that have declared bankruptcy during the COVID-19 pandemic.

While leasing activity was reduced during 2020, the Company has been able to continue to generate higher rents on new leases and renewals. The average rents for new comparable leases signed in 2020 were $20.77 per square foot compared to average expiring base rents of $19.04 per square foot in that period. The average base rents for renewals signed in 2020 were $16.10 per square foot compared to average expiring base rents of $15.18 per square foot in that period.

Following the completion of Project Focus in 2019 and the current year leasing activity, the quality of our operating retail portfolio continued to improve. This is evidenced by the increase in the annualized base rent per square foot to $18.42 per square foot as of December 31, 2020 from $17.83 per square foot as of December 31, 2019.

Other property related revenue primarily consists of parking revenues and gains on sales of undepreciated assets.  This revenue increased by $2.3 million, primarily as a result of higher gains on sales of undepreciated assets of $5.7 million partially offset by a decrease in parking revenues of $2.0 million.

We recorded fee income of $0.4 million for the years ended December 31, 2020 and 2019, respectively, from property management services provided to unconsolidated joint ventures.

Property operating expenses decreased $4.6 million, or 10.0%, due to the following:

($ in thousands)	Net change 2019 to 2020
Properties sold during 2019	$(4,592)
Properties under redevelopment or acquired during 2019 and/or 2020	381
Properties fully operational during 2019 and 2020 and other	(352)
Total	$(4,563)

The net decrease of $0.4 million in property operating expenses for properties that were fully operational during 2019 and 2020 is primarily due to a continued focus on cost controls over certain operating expense spend in 2020. These provided savings of $1.4 million that were partially offset by an increase in insurance costs of $1.0 million due to higher premiums across the real estate industry that were realized upon renewal.

As a percentage of rental revenue, property operating expenses increased between years from 14.5% to 15.4%. The increase was mostly due to a decline in revenue in 2020 due to the impact of the COVID-19 pandemic.

Real estate taxes decreased $2.9 million, or 7.5%, due to the following:

($ in thousands)	Net change 2019 to 2020
Properties sold during 2019	$(3,607)
Properties under redevelopment or acquired during 2019 and/or 2020	73
Properties fully operational during 2019 and 2020 and other	624
Total	$(2,910)

The net increase of $0.6 million in real estate taxes for properties that were fully operational during 2019 and 2020 is primarily due to an increase in current year tax assessments at certain operating properties. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.

General, administrative and other expenses increased $2.6 million, or 9.3%. The increase is primarily due to $3.3 million of severance charges incurred during the fourth quarter of 2020.

Depreciation and amortization expense decreased $3.5 million, or 2.6%, due to the following:

($ in thousands)	Net change 2019 to 2020
Properties sold during 2019	$(12,880)
Properties under redevelopment or acquired during 2019 and/or 2020	1,146
Properties fully operational during 2019 and 2020 and other	8,284
Total	$(3,450)

The net increase of $1.1 million in properties under redevelopment or acquired during 2019 and 2020 is primarily due to a full year of operations for Nora Plaza and Pan Am Plaza Garage that were acquired in 2019. The net increase of $8.3 million in depreciation and amortization at properties fully operational during 2019 and 2020 is primarily due to accelerated depreciation of certain tenant-related assets for tenants that vacated their spaces during 2020.

In 2019, we recorded impairment charges totaling $37.7 million related to a reduction in the expected holding period of certain operating properties. In 2020, we did not record any impairment charges. See additional discussion in Note 8 to the consolidated financial statements.

Interest expense decreased $8.9 million or 15.0%. The decrease is due to the significant debt reduction following the successful completion of Project Focus in 2019.

The Company incurred an $11.6 million loss on debt extinguishment for the year ended December 31, 2019 related to costs incurred to retire certain secured loans that were paid off in connection with property sales. There was no such activity in 2020.

We recorded a net gain of $4.7 million for the year ended December 31, 2020 on the sale of one redevelopment property, compared to a net gain of $39.0 million on the sale of 23 assets for the year ended December 31, 2019.

    Management’s discussion of the financial condition, changes in financial condition and results of operations for the year ended December 31, 2019, with comparison to the year ended December 31, 2018, was included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our Principal Capital Resources

For a discussion of cash generated from operations, see “Cash Flows,” beginning on page 56.  In addition to cash generated from operations, we discuss below our other principal capital resources.

The completion of Project Focus in 2019 has enhanced our liquidity position, reduced our leverage, and reduced our borrowing costs. We continue to focus on a balanced approach to growth and staggering and extending debt maturities in order to retain our financial flexibility.

As of December 31, 2020, we had approximately $523 million available under our Credit Facility for future borrowings based on the unencumbered asset pool allocated to the unsecured revolving credit facility. We also had $43.6 million in cash and cash equivalents as of December 31, 2020.

We were in compliance with all applicable financial covenants under our Credit Facility, our unsecured term loans, and our senior unsecured notes as of December 31, 2020.

We have on file with the SEC a shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of equity and debt securities. Equity securities may be offered and sold by the Parent Company, and the net proceeds of any such offerings would be contributed to the Operating Partnership in exchange for additional General Partner Units. Debt securities may be offered and sold by the Operating Partnership with the Operating Partnership receiving the proceeds. From time to time, we may issue securities under this shelf registration statement to fund the repayment of long-term debt upon maturity, for other general corporate purposes or as otherwise set forth in the applicable prospectus supplement. We plan to file a new shelf registration statement on Form S-3 prior to or upon expiration of the current registration statement.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of December 31, 2020, we did not have any debt scheduled to mature in 2021, excluding scheduled monthly principal payments.

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

 In February 2021, our Board of Trustees declared a cash distribution of $0.17 per common share and Common Unit for the first quarter of 2021. This distribution is expected to be paid on or about April 15, 2021 to common shareholders and Common Unit holders of record as of April 8, 2021.

Other short-term liquidity needs also include expenditures for tenant improvements, renovation costs, external leasing commissions and recurring capital expenditures.  During the year ended December 31, 2020, we incurred $1.7 million of costs for recurring capital expenditures on operating properties, $12.0 million of costs for tenant improvements and external leasing commissions, and $17.4 million to re-lease anchor space at our operating properties related to tenants open and operating as of December 31, 2020 (excluding development and redevelopment properties). We currently anticipate incurring approximately $16 million to $20 million of additional major tenant improvements costs related to releasing vacant space at a number of our operating properties.

As of December 31, 2020, we had two development projects under construction: Eddy Street Commons in South Bend, Indiana and Glendale Town Center in Indianapolis, Indiana. Total estimated costs for these projects are $56.9 million, of which our share is estimated to be $12.6 million.  We anticipate incurring the majority of the remaining costs for the projects over the next 18 months.  We believe we have the ability to fund these projects through cash flow from operations or by borrowing on the Credit Facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for any new development projects, redevelopment of existing properties, non-recurring capital expenditures, acquisitions of properties, and payment of indebtedness at maturity.

Potential Redevelopment Opportunities. We are currently evaluating additional redevelopment of several other properties. We believe we will have sufficient funding for these projects through cash flow from operations, borrowings on our Credit Facility and proceeds from asset sales.

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

Capitalized Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the year ended December 31, 2020:

Year Ended
($ in thousands)	December 31, 2020
Developments	$2,919
Redevelopment Opportunities	308
Recently completed redevelopments and other	4,244
Big Box Surge activity	17,998
Recurring operating capital expenditures (primarily tenant improvement payments)	12,797
Total	$38,266

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we had experienced a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of $0.2 million for the year ended December 31, 2020.

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings were unchanged during 2020.

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

Cash Flows

As of December 31, 2020, we had cash and cash equivalents on hand of $43.6 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.  We also maintain certain compensating balances in several financial institutions in support of borrowings from those institutions.  Such compensating balances were not material to the consolidated balance sheets.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Cash provided by operating activities was $95.5 million for the year ended December 31, 2020, a decrease of $42.4 million from the same period of 2019.  The cash flows were negatively impacted due to the significant property sales activity throughout 2019 and reduced collection activity due to the COVID-19 pandemic.

Cash used in investing activities was $80.8 million for the year ended December 31, 2020, as compared to cash provided by investing activities of $416.6 million in the same period of 2019.  The major changes in cash used in and provided by investing activities are as follows:

•Net proceeds of $23.0 million related to the sale of one redevelopment property and five parcels of land in 2020 compared to sale proceeds of $529.4 million from the sale of 23 assets in 2019;

•Acquisition of Eastgate Crossing in 2020 for $65.3 million compared to the acquisition of Nora Plaza and Pan Am Plaza Parking Garage in 2019 for $58.2 million; and

•Decrease in capital expenditures of $15.0 million, partially offset by a change in construction payables of $2.4 million in 2020.

Cash used in financing activities was $20.9 million for the year ended December 31, 2020, compared to cash used in financing activities of $547.2 million in the same period of 2019.  Highlights of significant cash sources and uses in financing activities during 2020 are as follows:

•In March 2020, we borrowed $300.0 million on the Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic;

•During the remainder of 2020, we repaid the $300.0 million borrowing on the Credit Facility as we became incrementally more confident in the recovery from the COVID-19 pandemic;

•We borrowed $25.0 million on the Credit Facility to fund a portion of the purchase price of Eastgate Crossing;

•In 2019, we used the proceeds from the sale of operating properties to pay down $395.5 million of secured and unsecured debt;

•In 2019, we paid $14.5 million of debt extinguishment costs; and

•In 2020, we made distributions to common shareholders and Common Unit holders of $39.7 million, compared to distributions of $137.1 million in 2019.

Management’s discussion of the cash flows for the year ended December 31, 2018, with comparison to the year ended December 31, 2019, was included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Other Matters

Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. In order to reduce the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

Obligations in Connection with Projects Under Construction

We are obligated under various completion guarantees with tenants to complete tenant-specific spaces currently under construction. We believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations or borrowings on our Credit Facility.

In addition, we have provided a repayment guaranty on a $33.8 million construction loan with the development of Embassy Suites at the University of Notre Dame consistent with our 35% ownership interest. As of December 31, 2020, the current outstanding loan balance is $33.6 million, of which our share is $11.8 million.

Our share of estimated future costs for under construction and future developments and redevelopments is further discussed on page 55 in the "Short and Long-Term Liquidity Needs" section.

Outstanding Indebtedness

The following table presents details of outstanding consolidated indebtedness as of December 31, 2020 and 2019 adjusted for hedges:

($ in thousands)	December 31, 2020	December 31, 2019
Senior unsecured notes	$550,000	$550,000
Unsecured revolving credit facility	25,000	—
Unsecured term loans	250,000	250,000
Mortgage notes payable - fixed rate	295,966	297,472
Mortgage notes payable - variable rate	55,110	55,830
Net debt premiums and issuance costs, net	(5,282)	(6,722)
Total mortgage and other indebtedness	$1,170,794	$1,146,580

 Consolidated indebtedness, including weighted average maturities and weighted average interest rates at December 31, 2020, is summarized below:

($ in thousands)	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (in years)
Fixed Rate Debt	$1,095,966	94%	4.17%	5.0
Variable Rate Debt [1]	80,110	6%	1.60%	1.5
Net Debt Premiums and Issuance Costs, Net	(5,282)	N/A	N/A	N/A
Total Consolidated Debt	$1,170,794	100%	4.00%	4.7

_______
1	Fixed rate debt includes, and variable rate date excludes, the portion of such debt that has been hedged by interest rate derivatives. As of December 31, 2020, $250 million in variable rate debt is hedged for a weighted average of 2.2 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases.  Mortgage indebtedness is generally repaid in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness is based on LIBOR plus 160 basis points.  At December 31, 2020, the one-month LIBOR interest rate was 0.14%.  Fixed interest rates on mortgage loans range from 3.78% to 5.73%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. We are exposed to interest rate changes primarily through our Credit Facility and unsecured term loans and other property-specific variable-rate mortgages. Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, hedges, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument.  As a matter of policy, we do not utilize financial instruments for trading or speculative transactions.

We had $1.2 billion of outstanding consolidated indebtedness as of December 31, 2020 (inclusive of net unamortized net debt premiums and issuance costs of $5.3 million). As of December 31, 2020, we were party to various consolidated interest rate hedge agreements totaling $250.0 million, with maturities over various terms through 2025. Reflecting the effects of these hedge agreements, our fixed and variable rate debt would have been $1.1 billion (94%) and $80.1 million (6%), respectively, of our total consolidated indebtedness at December 31, 2020.

We do not have any fixed rate debt scheduled to mature during 2021.  A 100-basis point change in interest rates on our unhedged variable rate debt as of December 31, 2020 would change our annual cash flow by $0.8 million.  Based upon the terms of our variable rate debt, we are most vulnerable to a change in short-term LIBOR interest rates.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Parent Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Parent Company's management, including its Chief Executive Officer and Chief Financial Officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control – Integrated Framework, the Parent Company's management has concluded that its internal control over financial reporting was effective as of December 31, 2020.

The Parent Company's independent auditors, KPMG LLP, an independent registered public accounting firm, have issued a report on its internal control over financial reporting as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of and with the participation of the Operating Partnership's management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control – Integrated Framework, the Operating Partnership's management has concluded that its internal control over financial reporting was effective as of December 31, 2020.

The Operating Partnership's independent auditors, KPMG LLP, an independent registered public accounting firm, have issued a report on its internal control over financial reporting as stated in their report which is included herein.

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

To the Shareholders and Board of Trustees of Kite Realty Group Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Kite Realty Group Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 22, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Indianapolis, Indiana
February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Partners of Kite Realty Group, L.P. and subsidiaries and Board of Trustees of Kite Realty Group Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Kite Realty Group, L.P. and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Partnership as of December 31, 2020, the related consolidated statements of operations and comprehensive income, partner’s equity, and cash flows for the year ended December 31, 2020, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 22, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Indianapolis, Indiana
February 22, 2021

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The information required by this Item is hereby incorporated by reference to the material appearing in our 2021 Annual Meeting Proxy Statement (the “Proxy Statement”), which we intend to file within 120 days after our fiscal year-end in accordance with Regulation 14A.

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

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger by and among Kite Realty Group Trust, KRG Magellan, LLC and Inland Diversified Real Estate Trust, Inc., dated February 9, 2014	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 11, 2014

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of Kite Realty Group Trust, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 20, 2020

3.4	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.5	First Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.6	Second Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 20, 2020

3.7	Certificate of Limited Partnership of Kite Realty Group, L.P.	Filed herewith

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust’s registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.5	Description of Registrant's Securities	Filed herewith

10.1	Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of August 16, 2004	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.2	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P., dated as of December 7, 2010	Incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 13, 2010

10.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 12, 2012

10.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.5	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.6	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Kite Realty Group, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 26, 2019

10.7	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and John A. Kite*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.8	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.9	Executive Employment Agreement, dated as of December 29, 2020, by and between the Company and Heath R. Fear*	Incorporated by reference to Exhibit 10.3 the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on December 31, 2020

10.10	Executive Employment Agreement, dated as of August 6, 2014, by and between the Company and Scott E. Murray*	Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on November 10, 2014

10.11	Separation Agreement, dated as of November 3, 2020, by and between the Company and Scott E. Murray*	Filed herewith

10.12	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Alvin E. Kite*	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.13	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and John A. Kite*	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.14	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Thomas K. McGowan*	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.15	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Daniel R. Sink*	Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.16	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group Trust, Kite Realty Group, L.P., and Scott E. Murray*	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.17	Indemnification Agreement, dated as of November 5, 2018, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Heath R. Fear*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.18	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and William E. Bindley*	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.19	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Michael L. Smith*	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.20	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Eugene Golub*	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.21	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Richard A. Cosier*	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.22	Indemnification Agreement, dated as of August 16, 2004, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Gerald L. Moss*	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.23	Indemnification Agreement, dated as of November 3, 2008, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Darell E. Zink, Jr.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on November 11, 2008

10.24	Indemnification Agreement, dated as of March 8, 2013, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Victor J. Coleman*	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 8, 2013

10.25	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Christie B. Kelly*	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 7, 2014

10.26	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and David R. O’Reilly*	Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on March 7, 2014

10.27	Indemnification Agreement, dated as of March 7, 2014, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Barton R. Peterson*	Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Kite Realty Group Trust filled with the SEC on March 7, 2014

10.28	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group Trust, Kite Realty Group, L.P., and Lee A. Daniels*	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.29	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group Trust, Kite Realty Group, L.P., and Gerald W. Grupe*	Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.30	Indemnification Agreement, dated as of February 27, 2015, by and between Kite Realty Group Trust, Kite Realty Group, L.P., and Charles H. Wurtzebach*	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

10.31	Indemnification Agreement, dated as of February 16, 2021, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Caroline L. Young*	Filed herewith

10.32	Kite Realty Group Trust 2008 Employee Share Purchase Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 12, 2008

10.33
Registration Rights Agreement, dated as of August 16, 2004, by and among the Company, Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan, Daniel R. Sink, George F. McMannis, Mark Jenkins, C. Kenneth Kite, David Grieve and KMI Holdings, LLC
Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.34	Amendment No. 1 to Registration Rights Agreement, dated August 29, 2005, by and among the Company and the other parties listed on the signature page thereto	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on November 14, 2005

10.35	Tax Protection Agreement, dated August 16, 2004, by and among the Company, Kite Realty Group, L.P., Alvin E. Kite, Jr., John A. Kite, Paul W. Kite, Thomas K. McGowan and C. Kenneth Kite	Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on August 20, 2004

10.36	Form of 2014 Outperformance LTIP Unit Award Agreement *	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2014

10.37	Form of 2016 Outperformance Plan LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on February 3, 2016

10.38	Kite Realty Group Trust 2013 Equity Incentive Plan, as amended and restated as of February 28, 2019 *	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 17, 2019

10.39	Form of Nonqualified Share Option Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.40	Form of Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 14, 2013

10.41	Schedule of Non-Employee Trustee Fees and Other Compensation*	Incorporated by reference to Exhibit 10.49 of the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 20, 2018

10.42	Kite Realty Group Trust Trustee Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kite Realty Group Trust filed with the SEC on August 9, 2006

10.43	Form of Performance Share Unit Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.38 of the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2017

10.44	Form of Performance Restricted Share Agreement under 2013 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on November 7, 2018

10.45	Form of Appreciation Only LTIP Unit Agreement*	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 5, 2019

10.46	Form of LTIP Unit Agreement*	Filed herewith

10.47	Fifth Amended and Restated Credit Agreement, dated as of July 28, 2016, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

10.48	First Amended and Restated Springing Guaranty, dated as of July 28, 2016, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 29, 2016

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

10.51
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

10.52	Guaranty, dated as of April 30, 2012, by the Company and certain subsidiaries of the Operating Partnership party thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 4, 2012

10.53
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 24, 2018, by and among Kite Realty Group, L.P., Kite Realty Group Trust, KeyBank National Association, as Administrative Agent, and the other lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on April 25, 2018

10.54	Term Loan Agreement, dated as of October 25, 2018, by and among Kite Realty Group, L.P., KeyBank National Association, as Administrative Agent, and the other lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 26, 2018

10.55	Springing Guaranty, dated as of October 25, 2018, by Kite Realty Group Trust	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on October 26, 2018

10.56	Note Purchase Agreement, dated as of August 28, 2015, by and among Kite Realty Group, L.P., and the other parties named therein as Purchasers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 3, 2015

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young LLP relating to the Parent Company	Filed herewith

23.2	Consent of Ernst & Young LLP relating to the Operating Partnership	Filed herewith

23.3	Consent of KPMG LLP relating to the Parent Company	Filed herewith

23.4	Consent of KPMG LLP relating to the Operating Partnership	Filed herewith

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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
Filed herewith

99.1	Material U.S. Federal Income Tax Considerations	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

____________________
* Denotes a management contract or compensatory, plan contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE REALTY GROUP TRUST
(Registrant)

/s/ John A. Kite
John A. Kite
February 22, 2021	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ Heath R. Fear
Heath R. Fear
February 22, 2021	Executive Vice President and Chief Financial Officer
(Date)	(Principal Financial Officer)

KITE REALTY GROUP L.P.
(Registrant)
By: Kite Realty Group Trust, its sole general partner

/s/ John A. Kite
John A. Kite
February 22, 2021	Chairman and Chief Executive Officer
(Date)	(Principal Executive Officer)

/s/ Heath R. Fear
Heath R. Fear
February 22, 2021	Executive Vice President and Chief Financial Officer
(Date)	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Kite	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	February 22, 2021
(John A. Kite)

/s/ William E. Bindley	Trustee	February 22, 2021
(William E. Bindley)

/s/ Victor J. Coleman	Trustee	February 22, 2021
(Victor J. Coleman)

/s/ Christie B. Kelly	Trustee	February 22, 2021
(Christie B. Kelly)

/s/ David R. O’Reilly	Trustee	February 22, 2021
(David R. O’Reilly)

/s/ Barton R. Peterson	Trustee	February 22, 2021
(Barton R. Peterson)

/s/ Lee A. Daniels	Trustee	February 22, 2021
(Lee A. Daniels)

/s/ Charles H. Wurtzebach	Trustee	February 22, 2021
(Charles H. Wurtzebach)

/s/ Caroline L. Young	Trustee	February 22, 2021
(Caroline L. Young)

/s/ Heath R. Fear	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2021
(Heath R. Fear)

/s/ David E. Buell	Senior Vice President, Chief Accounting Officer	February 22, 2021
(David E. Buell)

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries

Index to Financial Statements

Page
Consolidated Financial Statements:

Kite Realty Group Trust:

Reports of Independent Registered Public Accounting Firms	F-1

Kite Realty Group, L.P. and subsidiaries

Reports of Independent Registered Public Accounting Firms	F-3

Kite Realty Group Trust:

Balance Sheets as of December 31, 2020 and 2019	F-7

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018	F-8

Statements of Shareholders’ Equity for the Years Ended December 31, 2020, 2019, and 2018	F-9

Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018	F-10

Kite Realty Group, L.P. and subsidiaries
Balance Sheets as of December 31, 2020 and 2019	F-11

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018	F-12

Statements of Partner's Equity for the Years Ended December 31, 2020, 2019, and 2018	F-13

Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018	F-14

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries:

Notes to Consolidated Financial Statements	F-15

Financial Statement Schedule:

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries:

Schedule III – Consolidated Real Estate and Accumulated Depreciation	F-41

Notes to Schedule III	F-45

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Kite Realty Group Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Kite Realty Group Trust and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2021 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of investment properties for potential impairment

As discussed in Note 2 of the consolidated financial statements, land, buildings, and improvements as of December 31, 2020 was $3,109,122 thousand. The Company’s investment properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review for possible impairment triggering events requires certain assumptions, estimates, and significant judgment. The evaluation of investment properties for potential impairment is subject to certain management assumptions which includes the anticipated holding period for a real estate investment property.

We identified the evaluation of investment properties for potential impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the Company’s intent and ability to hold investment properties for particular periods of time. A shortening of the anticipated holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s process to evaluate potential impairment triggering events, including evaluation of holding period. We compared the holding period assumed in the

Company’s analysis to the Company’s historical holding period for similar assets. We inquired of Company officials and inspected documents, such as meeting minutes of the board of trustees and sub-committees and the capital allocation committee to evaluate the Company’s intent and ability to hold investment properties for particular periods of time. We read external communications with investors and analysts in order to identify information regarding potential sales of the Company’s investment properties.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Indianapolis, Indiana
February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Partners of Kite Realty Group, L.P. and subsidiaries and Board of Trustees of Kite Realty Group Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Kite Realty Group, L.P. and subsidiaries (the Partnership) as of December 31, 2020, the related consolidated statements of operations and comprehensive income, partner’s equity, and cash flows for the year ended December 31, 2020, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of investment properties for potential impairment

As discussed in Note 2 of the consolidated financial statements, land, buildings, and improvements as of December 31, 2020 was $3,109,122 thousand. The Partnership’s investment properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review for possible impairment triggering events requires certain assumptions, estimates, and significant judgment. The evaluation of investment properties for potential impairment is subject to certain management assumptions which includes the anticipated holding period for a real estate investment property.

We identified the evaluation of investment properties for potential impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the Partnership’s intent and ability to hold investment properties for particular periods of time. A shortening of the anticipated holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Partnership’s process to evaluate potential impairment triggering events, including evaluation of holding period. We compared the holding period assumed in the Partnership’s analysis to the Partnership’s historical holding period for similar assets. We inquired of Partnership officials and inspected documents, such as meeting minutes of the Parent Company’s board of trustees and sub-committees and the capital allocation committee to evaluate the Partnership’s intent and ability to hold investment properties for particular periods of time. We read external communications with investors and analysts in order to identify information regarding potential sales of the Partnership’s investment properties.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2020.

Indianapolis, Indiana
February 22, 2021

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of Kite Realty Group Trust:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kite Realty Group Trust (the Company) as of December 31, 2019, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2004 until 2020.
Indianapolis, Indiana
February 20, 2020

Report of Independent Registered Public Accounting Firm

The Partners of Kite Realty Group, L.P. and subsidiaries and the Board of Trustees of Kite Realty Group Trust:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kite Realty Group, L.P. and subsidiaries (the Partnership) as of December 31, 2019, the related consolidated statements of operations and comprehensive income, partner’s equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Partnership’s auditor from 2015 until 2020.
Indianapolis, Indiana
February 20, 2020

Kite Realty Group Trust
Consolidated Balance Sheets
($ in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets:
Investment properties at cost:	$3,143,961	$3,087,391
Less: accumulated depreciation	(755,100)	(666,952)
	2,388,861	2,420,439

Cash and cash equivalents	43,648	31,336
Tenant and other receivables, including accrued straight-line rent of $24,783 and $27,256, respectively	57,154	55,286
Restricted cash and escrow deposits	2,938	21,477
Deferred costs, net	63,171	73,157
Prepaid and other assets	39,975	34,548
Investments in unconsolidated subsidiaries	12,792	12,644
Total Assets	$2,608,539	$2,648,887

Liabilities and Shareholders' Equity:
Mortgage and other indebtedness, net	$1,170,794	$1,146,580
Accounts payable and accrued expenses	77,469	69,817
Deferred revenue and other liabilities	85,649	90,180
Total Liabilities	1,333,912	1,306,577
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	43,275	52,574
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $0.01 par value, 225,000,000 shares authorized, 84,187,999 and 83,963,369 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	842	840
Additional paid in capital	2,085,003	2,074,436
Accumulated other comprehensive loss	(30,885)	(16,283)
Accumulated deficit	(824,306)	(769,955)
Total Kite Realty Group Trust Shareholders' Equity	1,230,654	1,289,038
Noncontrolling Interest	698	698
Total Equity	1,231,352	1,289,736
Total Liabilities and Shareholders' Equity	$2,608,539	$2,648,887

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income
($ in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Rental income	$257,670	$308,399	$338,523
Other property related revenue	8,597	6,326	13,138
Fee income	378	448	2,523
Total revenue	266,645	315,173	354,184
Expenses:
Property operating	41,012	45,575	50,356
Real estate taxes	35,867	38,777	42,378
General, administrative, and other	30,840	28,214	21,320
Depreciation and amortization	128,648	132,098	152,163
Impairment charges	—	37,723	70,360
Total expenses	236,367	282,387	336,577
Gains on sale of operating properties, net	4,733	38,971	3,424
Operating income	35,011	71,757	21,031
Interest expense	(50,399)	(59,268)	(66,785)
Income tax benefit of taxable REIT subsidiary	696	282	227
Loss on debt extinguishment	—	(11,572)	—
Equity in loss of unconsolidated subsidiary	(1,685)	(628)	(278)
Other income (expense), net	254	(573)	(646)
Consolidated net loss	(16,123)	(2)	(46,451)
Net income attributable to noncontrolling interests	(100)	(532)	(116)
Net loss attributable to Kite Realty Group Trust	(16,223)	(534)	(46,567)

Net income per common share – basic & diluted	$(0.19)	$(0.01)	$(0.56)

Weighted average common shares outstanding - basic	84,142,261	83,926,296	83,693,385
Weighted average common shares outstanding - diluted	84,142,261	83,926,296	83,693,385

Dividends declared per common share	$0.4495	$1.2700	$1.2700

Consolidated net loss	$(16,123)	$(2)	$(46,451)
Change in fair value of derivatives	(14,969)	(13,158)	(6,647)
Total comprehensive loss	(31,092)	(13,160)	(53,098)
Comprehensive loss (income) attributable to noncontrolling interests	367	(160)	44
Comprehensive loss attributable to Kite Realty Group Trust	$(30,725)	$(13,320)	$(53,054)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2017	83,606,068	$836	$2,071,418	$2,990	$(509,833)	$1,565,411
Stock compensation activity	163,318	2	5,695	—	—	5,697
Other comprehensive loss attributable to Kite Realty Group Trust	—		—	(6,487)	—	(6,487)
Distributions declared to common shareholders	—	—	—	—	(106,335)	(106,335)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(46,567)	(46,567)
Exchange of redeemable noncontrolling interests for common shares	31,500	—	561	—	—	561
Adjustment to redeemable noncontrolling interests	0	0	425	—	—	425
Balances, December 31, 2018	83,800,886	$838	$2,078,099	$(3,497)	$(662,735)	$1,412,705
Stock compensation activity	152,184	2	6,147	—	—	6,149
Other comprehensive loss attributable to Kite Realty Group Trust	—		—	(12,786)	—	(12,786)
Distributions declared to common shareholders	—	—	—	—	(106,686)	(106,686)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(534)	(534)
Exchange of redeemable noncontrolling interests for common shares	10,299	—	167	—	—	167
Adjustment to redeemable noncontrolling interests	—	—	(9,977)	—	—	(9,977)
Balances, December 31, 2019	83,963,369	$840	$2,074,436	$(16,283)	$(769,955)	$1,289,038
Stock compensation activity	206,591	2	5,483	—	—	5,485
Other comprehensive loss attributable to Kite Realty Group Trust	—		—	(14,602)	—	(14,602)
Distributions declared to common shareholders	—	—	—	—	(38,128)	(38,128)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(16,223)	(16,223)
Acquisition of partner's noncontrolling interest in Pan Am Plaza	—	—	(2,500)	—	—	(2,500)
Exchange of redeemable noncontrolling interests for common shares	18,039	—	187	—	—	187
Adjustment to redeemable noncontrolling interests	—	—	7,397	—	—	7,397
Balances, December 31, 2020	84,187,999	$842	$2,085,003	$(30,885)	$(824,306)	$1,230,654

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities:
Consolidated net loss	$(16,123)	$(2)	$(46,451)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of operating properties	(4,733)	(38,971)	(3,424)
Impairment charge	—	37,723	70,360
Loss on debt extinguishment	—	11,572	—
Straight-line rent	3,131	(2,158)	(3,060)
Depreciation and amortization	130,783	134,860	156,107
Compensation expense for equity awards	5,998	5,375	4,869
Amortization of debt fair value adjustment	(444)	(1,467)	(2,630)
Amortization of in-place lease liabilities	(3,822)	(3,776)	(6,360)
Changes in assets and liabilities:
Tenant receivables	(3,062)	3,170	(642)
Deferred costs and other assets	(7,618)	(6,265)	(13,396)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(8,595)	(2,099)	(990)
Net cash provided by operating activities	95,515	137,962	154,383
Cash flow from investing activities:
Acquisitions of interests in properties	(65,298)	(58,205)	—
Capital expenditures	(38,266)	(53,278)	(59,304)
Net proceeds from sales of land	9,134	—	—
Net proceeds from sales of operating properties	13,888	529,417	218,387
Small business loan funding	(2,199)	—	—
Change in construction payables	2,442	(542)	(777)
Capital contribution to unconsolidated joint venture	(541)	(798)	(9,973)
Net cash (used in) provided by investing activities	(80,840)	416,594	148,333
Cash flow from financing activities:
Proceeds from issuance of common shares, net	72	350	76
Repurchases of common shares upon the vesting of restricted shares	(1,336)	(533)	(350)
Loan proceeds	325,000	75,000	399,500
Loan transaction costs	—	—	(5,208)
Loan payments	(302,477)	(470,515)	(551,379)
Debt extinguishment costs	—	(14,455)	—
Distributions paid – common shareholders	(38,128)	(133,258)	(106,316)
Distributions paid – redeemable noncontrolling interests	(1,533)	(3,838)	(3,716)
Acquisition of partner's interest in Pan Am Plaza joint venture	(2,500)	—	—
Acquisition of partners' interests in Territory joint venture	—	—	(21,993)
Net cash used in financing activities	(20,902)	(547,249)	(289,386)
Net change in cash, cash equivalents, and restricted cash	(6,227)	7,307	13,330
Cash, cash equivalents, and restricted cash beginning of period	52,813	45,506	32,176
Cash, cash equivalents, and restricted cash end of period	$46,586	$52,813	$45,506
Supplemental disclosures
Cash paid for interest, net of capitalized interest	$50,387	$60,534	$67,998

Non-cash investing activities
Net investment in sales-type lease	$4,665	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
($ in thousands, except unit data)

	December 31, 2020	December 31, 2019
Assets:
Investment properties at cost:	$3,143,961	$3,087,391
Less: accumulated depreciation	(755,100)	(666,952)
	2,388,861	2,420,439

Cash and cash equivalents	43,648	31,336
Tenant and other receivables, including accrued straight-line rent of $24,783 and $27,256, respectively	57,154	55,286
Restricted cash and escrow deposits	2,938	21,477
Deferred costs, net	63,171	73,157
Prepaid and other assets	39,975	34,548
Investments in unconsolidated subsidiaries	12,792	12,644
Total Assets	$2,608,539	$2,648,887

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,170,794	$1,146,580
Accounts payable and accrued expenses	77,469	69,817
Deferred revenue and other liabilities	85,649	90,180
Total Liabilities	1,333,912	1,306,577
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	43,275	52,574
Partners Equity:
Parent Company:
Common equity, 84,187,999 and 83,963,369 units issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1,261,539	1,305,321
Accumulated other comprehensive loss	(30,885)	(16,283)
Total Partners Equity	1,230,654	1,289,038
Noncontrolling Interests	698	698
Total Equity	1,231,352	1,289,736
Total Liabilities and Equity	$2,608,539	$2,648,887

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
($ in thousands, except unit and per unit data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Rental income	$257,670	$308,399	$338,523
Other property related revenue	8,597	6,326	13,138
Fee income	378	448	2,523
Total revenue	266,645	315,173	354,184
Expenses:
Property operating	41,012	45,575	50,356
Real estate taxes	35,867	38,777	42,378
General, administrative, and other	30,840	28,214	21,320
Depreciation and amortization	128,648	132,098	152,163
Impairment charge	—	37,723	70,360
Total expenses	236,367	282,387	336,577
Gain on sale of operating properties, net	4,733	38,971	3,424
Operating income	35,011	71,757	21,031
Interest expense	(50,399)	(59,268)	(66,785)
Income tax benefit of taxable REIT subsidiary	696	282	227
Loss on debt extinguishment	—	(11,572)	—
Equity in loss of unconsolidated subsidiaries	(1,685)	(628)	(278)
Other income (expense), net	254	(573)	(646)
Net loss	(16,123)	(2)	(46,451)
Net income attributable to noncontrolling interests	(528)	(528)	(1,151)
Net loss attributable to common unitholders	$(16,651)	$(530)	$(47,602)

Allocation of net (loss) income:
Limited Partners	$(428)	$4	$(1,035)
Parent Company	(16,223)	(534)	(46,567)
	$(16,651)	$(530)	$(47,602)

Net loss per unit - basic and diluted	$(0.19)	$(0.01)	$(0.56)

Weighted average common units outstanding - basic	86,361,139	86,027,409	85,740,449
Weighted average common units outstanding - diluted	86,361,139	86,027,409	85,740,449

Distributions declared per common unit	$0.4495	$1.2700	$1.2700

Consolidated net loss	$(16,123)	$(2)	$(46,451)
Change in fair value of derivatives	(14,969)	(13,158)	(6,647)
Total comprehensive loss	(31,092)	(13,160)	(53,098)
Comprehensive income attributable to noncontrolling interests	(528)	(528)	(1,151)
Comprehensive loss attributable to common unitholders	$(31,620)	$(13,688)	$(54,249)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partner's Equity
($ in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive (Loss) Income
Balances, December 31, 2017	$1,562,421	$2,990	$1,565,411
Stock compensation activity	5,697	—	5,697
Other comprehensive loss attributable to Parent Company	—	(6,487)	(6,487)
Distributions declared to Parent Company	(106,335)	—	(106,335)
Net loss attributable to Parent Company	(46,567)	—	(46,567)
Conversion of Limited Partner Units to shares of the Parent Company	561	—	561
Adjustment to redeemable noncontrolling interests	425	—	425
Balances, December 31, 2018	$1,416,202	$(3,497)	$1,412,705
Stock compensation activity	6,149	—	6,149
Other comprehensive loss attributable to Parent Company	—	(12,786)	(12,786)
Distributions declared to Parent Company	(106,686)	—	(106,686)
Net loss attributable to Parent Company	(534)	—	(534)
Conversion of Limited Partner Units to shares of the Parent Company	167	—	167
Adjustment to redeemable noncontrolling interests	(9,977)	—	(9,977)
Balances, December 31, 2019	$1,305,321	$(16,283)	$1,289,038
Stock compensation activity	5,485	—	5,485
Other comprehensive loss attributable to Parent Company	—	(14,602)	(14,602)
Distributions declared to Parent Company	(38,128)	—	(38,128)
Net loss attributable to Parent Company	(16,223)	—	(16,223)
Acquisition of partner's noncontrolling interest in Pan Am Plaza	(2,500)	—	(2,500)
Conversion of Limited Partner Units to shares of the Parent Company	187	—	187
Adjustment to redeemable noncontrolling interests	7,397	—	7,397
Balances, December 31, 2020	$1,261,539	$(30,885)	$1,230,654

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities:
Consolidated net loss	$(16,123)	$(2)	$(46,451)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sales of operating properties	(4,733)	(38,971)	(3,424)
Impairment charge	—	37,723	70,360
Loss on debt extinguishment	—	11,572	—
Straight-line rent	3,131	(2,158)	(3,060)
Depreciation and amortization	130,783	134,860	156,107
Compensation expense for equity awards	5,998	5,375	4,869
Amortization of debt fair value adjustment	(444)	(1,467)	(2,630)
Amortization of in-place lease liabilities	(3,822)	(3,776)	(6,360)
Changes in assets and liabilities:
Tenant receivables	(3,062)	3,170	(642)
Deferred costs and other assets	(7,618)	(6,265)	(13,396)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(8,595)	(2,099)	(990)
Net cash provided by operating activities	95,515	137,962	154,383
Cash flow from investing activities:
Acquisitions of interests in properties	(65,298)	(58,205)	—
Capital expenditures	(38,266)	(53,278)	(59,304)
Net proceeds from sales of land	9,134	—	—
Net proceeds from sales of operating properties	13,888	529,417	218,387
Change in construction payables	2,442	(542)	(777)
Small business loan funding	(2,199)	—	—
Capital contribution to unconsolidated joint venture	(541)	(798)	(9,973)
Net cash (used in) provided by investing activities	(80,840)	416,594	148,333
Cash flow from financing activities:
Contributions from the General Partner	72	350	76
Repurchases of common shares upon the vesting of restricted shares	(1,336)	(533)	(350)
Loan proceeds	325,000	75,000	399,500
Loan transaction costs	—	—	(5,208)
Loan payments	(302,477)	(470,515)	(551,379)
Debt extinguishment costs	—	(14,455)	—
Distributions paid – common unitholders	(38,128)	(133,258)	(106,316)
Distributions paid – redeemable noncontrolling interests	(1,533)	(3,838)	(3,716)
Acquisition of partner's interest in Pan Am Plaza joint venture	(2,500)	—	—
Acquisition of partners' interests in Territory joint venture	—	—	(21,993)
Net cash used in financing activities	(20,902)	(547,249)	(289,386)
Net change in cash, cash equivalents, and restricted cash	(6,227)	7,307	13,330
Cash, cash equivalents, and restricted cash beginning of period	52,813	45,506	32,176
Cash, cash equivalents, and restricted cash end of period	$46,586	$52,813	$45,506
Supplemental disclosures
Cash paid for interest, net of capitalized interest	$50,387	$60,534	$67,998

Non-cash investing activities
Net investment in sales-type lease	$4,665	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
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

The Parent Company is the sole general partner of the Operating Partnership, and as of December 31, 2020 owned approximately 97.1% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.9% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At December 31, 2020, we owned interests in 90 operating and redevelopment properties totaling approximately 17.3 million square feet. We also owned two development projects under construction as of this date. Of the 90 properties, 87 are consolidated in these financial statements, and the remaining three are accounted for under the equity method.

At December 31, 2019, we owned interests in 90 operating and redevelopment properties totaling approximately 17.4 million square feet. We also owned one development project under construction as of this date.  Of the 90 properties, 87 are consolidated in these financial statements and the remaining three are accounted for under the equity method.

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

Components of Investment Properties

The Company’s investment properties as of December 31, 2020 and December 31, 2019 were as follows:

($ in thousands)	Balance at
	December 31, 2020	December 31, 2019
Investment properties, at cost:
Land, buildings and improvements	$3,109,122	$3,038,412
Furniture, equipment and other	6,979	7,775
Construction in progress	27,860	41,204
	$3,143,961	$3,087,391

Consolidation and Investments in Joint Ventures

The accompanying financial statements are presented on a consolidated basis and include all accounts of the Parent Company, the Operating Partnership, the TRS of the Operating Partnership, subsidiaries of the Operating Partnership that are controlled and any variable interest entities (“VIEs”) in which the Operating Partnership is the primary beneficiary.  In general, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, (b) does not have equity investors with voting rights or (c) has equity investors whose votes are disproportionate from their economics and substantially all of the activities are conducted on behalf of the investor with disproportionately fewer voting rights.

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of December 31, 2020, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these VIEs had total debt of $55.1 million, which were secured by assets of the VIEs totaling $113.3 million.  The Operating Partnership guarantees the debt of these VIEs.

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

Embassy Suites at the University of Notre Dame

In December 2017, we formed a new joint venture with an unrelated third party to develop and own an Embassy Suites full-service hotel next to our Eddy Street Commons operating property at the University of Notre Dame. We contributed $1.4 million of cash to the joint venture in return for a 35% ownership interest in the venture. The joint venture has entered into a $33.8 million construction loan, against which $33.6 million was drawn as of December 31, 2020. The joint venture is not considered a VIE. We are accounting for the joint venture under the equity method as both members have substantive participating rights and we do not control the activities of the venture.

Glendale Multifamily Joint Venture

In May 2020, the Company formed a joint venture for the planned development of a multifamily project adjacent to our Glendale Town Center retail property. The Company contributed land valued at $1.6 million to the joint venture and retained a 12% interest in the joint venture. The Company's partner serves as the operating member responsible for day-to-day management. Both members have substantive participating rights over major decisions that impact the economics and operations of the joint venture. The Company is accounting for the joint venture on the equity method as it has the ability to exercise influence but not control over operating and financial policies.

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

Fair value is determined for tangible assets and intangibles, including:

•the fair value of the building on an as-if-vacant basis and the fair value of land determined either by comparable market data, real estate tax assessments, independent appraisals or other relevant data;
•above-market and below-market in-place lease values for acquired properties, which are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the leases.  Any below-market renewal options are also considered in the in-place lease values.  The capitalized above-market and below-market lease values are amortized as a reduction of or addition to rental income over the term of the lease.  Should a tenant vacate, terminate its lease, or otherwise notify us of its intent to do so, the unamortized portion of the lease intangibles would be charged or credited to income;
•the value of having a lease in place at the acquisition date.  We utilize independent and internal sources for our estimates to determine the respective in-place lease values.  Our estimates of value are made using methods similar to those used by independent appraisers.  Factors we consider in our analysis include an estimate of costs to execute similar leases including tenant improvements, leasing commissions and foregone costs and rent received during the estimated lease-up period as if the space was vacant.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases; and
•the fair value of any assumed financing that is determined to be above or below market terms.  We utilize third party and independent sources for our estimates to determine the respective fair value of each mortgage payable.  The fair market value of each mortgage payable is amortized to interest expense over the remaining initial terms of the respective loan.

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

Impairment

Management reviews operational and development projects, land parcels and intangible assets for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review for possible impairment requires certain assumptions, estimates, and significant judgment. Impairment losses for investment properties and intangible assets are measured when the undiscounted cash flows estimated to be generated by the investment properties during the expected holding period are less than the carrying amounts of those assets. The evaluation of impairment is subject to certain management assumptions including projected net operating income, anticipated hold period, expected capital expenditures and the capitalization rate used to estimate the property's residual value. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the asset. Our impairment review for land and development properties assumes we have the intent and the ability to complete the developments or projected uses for the land parcels. If we determine those plans will not be completed or our assumptions with respect to operating assets are not realized, an impairment loss may be appropriate.

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

Restricted Cash and Escrow Deposits

Escrow deposits consist of cash held for real estate taxes, property maintenance, insurance and other requirements at specific properties as required by lending institutions and certain municipalities. In addition at December 31, 2019, escrow deposits included $13.2 million of proceeds from the sale of an operating property to be utilized to acquire a potential asset in a tax-deferred exchange.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.  From time to time, such investments may temporarily be held in accounts that are in excess of FDIC and SIPC insurance limits; however the Company attempts to limit its exposure at any one time.

The following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Cash and cash equivalents	43,648	31,336	35,376
Restricted cash and escrow deposits	2,938	21,477	10,130
Total cash, cash equivalents, restricted cash, and escrow deposits	$46,586	$52,813	$45,506

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

Note 6 to the Financial Statements includes a discussion of the fair values recorded when we recognized impairment charges in 2019 and 2018. Level 3 inputs to these transactions include our estimations of disposal values.

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

Changes in the fair values of derivatives that qualify as cash flow hedges are recognized in other comprehensive income (“OCI”) while any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.  Gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedged transaction.  As of December 31, 2020 and 2019, all of our derivative instruments qualify for hedge accounting.

Revenue Recognition

As a lessor of real estate assets, the Company retains substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.

Contractual minimum base rent, percentage rent, and expense reimbursements from tenants for common area maintenance costs, insurance and real estate taxes are our principal sources of revenue.  Base minimum rents are recognized on a straight-line basis over the terms of the respective leases.  Certain lease agreements contain provisions that grant additional rents based on a tenant’s sales volume (contingent overage rent). Overage rent is recognized when tenants achieve the specified sales targets as defined in their lease agreements.  Overage rent is included in rental income in the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. We have accounts receivable due from tenants and are subject to the risk of tenant defaults and bankruptcies that may affect the collection of outstanding receivables. These receivables are reduced for credit loss that is recognized as a reduction to rental income. We regularly evaluate the collectibility of these lease-related receivables by analyzing past due account balances and consider such facts as the credit quality of our customer, historical write-off experience, tenant credit-worthiness and current economic trends when evaluating the collectibility of rental income. Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

We recognize the sale of real estate when control transfers to the buyer.  As part of our ongoing business strategy, we will, from time to time, sell land parcels and outlots, some of which are ground leased to tenants.  Net gains realized on such sales were $5.9 million, $0.2 million, and $3.1 million for the years ended December 31, 2020, 2019, and 2018, respectively, and are classified as other property related revenue in the accompanying consolidated statements of operations.

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

 The provision for revenues deemed uncollectible, represented 6.0%, 1.1%, 1.0% of total revenues in each of the years ended December 31, 2020, 2019 and 2018.

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

Total billed receivables due from tenants leasing space in the states of Florida, Indiana, Texas, North Carolina, and Nevada, consisted of the following as of December 31, 2020:

Florida	39%
Indiana	14%
Texas	7%
North Carolina	11%
Nevada	4%

For the year ended December 31, 2020, the Company's revenue recognized from tenants leasing space in the states of Florida, Indiana, Texas, North Carolina, and Nevada, were as follows:

Florida	26%
Indiana	15%
Texas	14%
North Carolina	12%
Nevada	11%

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; appreciation only LTIP units, and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the years ended December 31, 2020, 2019 and 2018 were 2.2 million, 2.1 million and 2.0 million, respectively.

These potentially dilutive securities are excluded from the computation of diluted earnings per share due to the net loss position in 2018, 2019, and 2020.

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

Income Taxes and REIT Compliance

Parent Company

The Parent Company has been organized and operated, and intends to continue to operate, in a manner that will enable it to maintain its qualification as a REIT for U.S. federal income tax purposes. As a result, it generally will not be subject to U.S. federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders of the Parent Company and meets certain other requirements on a recurring basis. To the extent that it satisfies this distribution requirement, but distributes less than 100% of its taxable income, it will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate rates for a period of four years following the year in which qualification is lost. We may also be subject to certain U.S. federal, state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income even if the Parent Company does qualify as a REIT. The Operating Partnership intends to continue to make distributions to the Parent Company in amounts sufficient to assist the Parent Company in adhering to REIT requirements and maintaining its REIT status.

We have elected to treat Kite Realty Holdings, LLC as a TRS of the Operating Partnership, and we may elect to treat other subsidiaries as TRSs in the future. This election enables us to receive income and provide services that would otherwise be impermissible for a REIT. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities at the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

On March 27, 2020 and December 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Consolidated Appropriations Act, 2021 (CAA). Among other provisions, the CARES Act and the CAA provide relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and the acceleration of available refunds for minimum tax credit carryforwards. The CARES Act and the CAA did not have a material effect on the Company’s consolidated financial statements.

Our tax return for the year ended December 31, 2020 has not been filed. The taxability information presented for our dividends paid in 2020 is based upon management's estimate. Consequently, the taxability of dividends is subject to change. A summary of the tax characterization of the dividends paid by the Parent Company for the years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
Ordinary income	89.3%	29.7%	56.0%
Return of capital	—%	35.2%	44.0%
Capital gains	10.7%	35.1%	—%
Balance, end of year	100.0%	100.0%	100.0%

Operating Partnership

The allocated share of income and loss, other than the operations of our TRS, is included in the income tax returns of the Operating Partnership's partners. Accordingly, the only U.S. federal income taxes included in the accompanying consolidated financial statements are in connection with the TRS.

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the years ended December 31, 2020, 2019, and 2018 were as follows:

($ in thousands)	2020	2019	2018
Noncontrolling interests balance January 1	$698	$698	$698
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	—	—	—
Distributions to noncontrolling interests	—	—	—
Noncontrolling interests balance at December 31	$698	$698	$698

Redeemable Noncontrolling Interests – Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At December 31, 2020, the redemption value of the redeemable noncontrolling interests in the Operating Partnership did not exceed the historical book value, and the balance was accordingly adjusted to historical book value. At December 31, 2019, the redemption value of the redeemable noncontrolling interests in the Operating Partnership exceeded the historical book value, and the balance was accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the years ended December 31, 2020, 2019, and 2018, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Year Ended December 31,
	2020	2019	2018
Parent Company’s weighted average interest in Operating Partnership	97.4%	97.6%	97.6%
Limited partners' weighted average interests in Operating Partnership	2.6%	2.4%	2.4%

At December 31, 2020, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.1% and 2.9%. At December 31, 2019, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.5% and 2.5%.

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

There were 2,532,861 and 2,110,037 Limited Partner Units outstanding as of December 31, 2020 and 2019, respectively. The increase in Limited Partner Units outstanding from December 31, 2019 is due to non-cash compensation awards made to our executive officers.

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

In 2018, certain Class B unit holders exercised their right to redeem their remaining Class B units for cash. We funded $10.0 million of the redemption in August 2018 and the remaining $12.0 million in November 2018.

We classify the remainder of the redeemable noncontrolling interests in a subsidiary in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in specific subsidiaries upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of December 31, 2020 and 2019, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the years ended December 31, 2020, 2019, and 2018 were as follows:

($ in thousands)	2020	2019	2018
Redeemable noncontrolling interests balance January 1	$52,574	$45,743	$72,104
Net income allocable to redeemable noncontrolling interests	100	532	116
Distributions declared to redeemable noncontrolling interests	(1,533)	(3,191)	(3,788)
Payment for partial redemption of redeemable noncontrolling interests	—	—	(22,461)
Other, net including adjustments to redemption value	(7,866)	9,490	(228)
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31	$43,275	$52,574	$45,743

Limited partners' interests in Operating Partnership	$33,205	$42,504	$35,673
Other redeemable noncontrolling interests in certain subsidiaries	10,070	10,070	10,070
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at December 31	$43,275	$52,574	$45,743

Effects of Accounting Pronouncements

    Adoption of New Standards

    Reference Rate Reform

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

Financial Instruments - Credit Losses

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

Leases

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

The Company entered into rent deferral agreements during the year ended December 31, 2020 that provided for legally due rent to be paid back over a period of time, typically twelve to eighteen months. The Company has deferred the payment by tenants of $6.1 million of contractually due rental income that remains outstanding as of December 31, 2020.

The future impact of such modifications is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions. There was not a material amount of rent abatement provided to tenants as a result of COVID-19 during 2020.

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

The total share-based compensation expense, net of amounts capitalized, included in general and administrative expenses for the years ended December 31, 2020, 2019, and 2018 was $5.6 million, $5.3 million, and $4.9 million, respectively.  For the years ended December 31, 2020, 2019, and 2018, total share-based compensation cost capitalized for development activities was $1.2 million, $1.1 million, and $1.7 million, respectively. The Company recognizes forfeitures as they occur.

As of December 31, 2020, there were 1,604,930 shares and units available for grant under the Plan.

Share Options

Pursuant to the Plan, the Company may periodically grant options to purchase common shares at an exercise price equal to the grant date fair value of the Company's common shares.  Granted options typically vest over a five year period and expire 10 years from the grant date.  The Company issues new common shares upon the exercise of options.

A summary of option activity under the Plan as of December 31, 2020, and changes during the year then ended, is presented below:

($ in thousands, except share and per share data)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2020			24,067	$20.25
Granted			—	—
Exercised			(2,500)	16.60
Expired			—	—
Forfeited			—	—
Outstanding at December 31, 2020	$—	0.25	21,567	$20.67
Exercisable at December 31, 2020	$—	0.25	21,567	$20.67
Exercisable at December 31, 2019			24,067	$20.25

There were no options granted in 2020, 2019 or 2018.

The aggregate intrinsic value of the 2,500, 33,375 and 3,125 options exercised during the years ended December 31, 2020, 2019, and 2018 was $2,000, $86,000 and $23,000, respectively.

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

The following table summarizes all restricted share activity to employees and non-employee members of the Board of Trustees as of December 31, 2020 and changes during the year then ended:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per share
Restricted shares outstanding at January 1, 2020	321,006	$17.19
Shares granted	211,476	13.21
Shares forfeited	(16,527)	17.46
Shares vested	(194,364)	17.42
Restricted shares outstanding at December 31, 2020	321,591	$14.42

The following table summarizes the restricted share grants and vestings during the years ended December 31, 2020, 2019, and 2018:

($ in thousands, except share and per share data)	Number of Restricted Shares Granted	Weighted Average Grant Date Fair Value per share	Fair Value of Restricted Shares Vested
2020	211,476	$13.21	$2,727
2019	154,440	15.84	2,270
2018	202,043	15.35	2,038

As of December 31, 2020, there was $3.0 million of total unrecognized compensation cost related to restricted shares granted under the Plan, which is expected to be recognized in the consolidated statements of operations over a weighted-average period of 0.91 years.  We expect to incur $1.8 million of this expense in 2021, $1.1 million in 2022, and the remainder in 2023.

Performance Awards

In 2016, the Compensation Committee established overall target values for incentive compensation for each executive officer, with 40% of the target value being granted in the form of time-based awards and the remaining 60% being granted in the form of performance awards.

In 2018, the Compensation Committee awarded each of the named executive officers a three-year performance award in the form of PSUs. The PSUs may be earned over a three-year performance period from January 1, 2018 to December 31, 2020. The performance criteria will be based 60% on the relative TSR achieved by the Company measured against a peer group over the three-year measurement period and 40% on the achievement of a defined funds available for distribution ("FAD"). The total number of PSUs issued to the executive officers was based upon a target value of $2.4 million, but may be earned in a range of 0% to 200% of the target. Additionally, any PSUs earned based on the achievement of the pre-established FAD goals will be subject to adjustment (either up or down 25%) based on the Company's absolute TSR over the three-year measurement period. Approximately 172,000 PSU's were earned based upon the Company's performance on the relative TSR measurement.

The PSUs were valued at an aggregate value of $2.2 million utilizing a Monte Carlo simulation.  There is no remaining unrecognized compensation cost related to the 2018 performance awards.

Restricted Units

Time-based restricted unit awards were made on a discretionary basis in 2018, 2019, and 2020 based on review of each prior year's performance.

The following table summarizes the activity for time-based restricted unit awards for the year ended December 31, 2020:

	Number of Restricted Units	Weighted Average Grant Date Fair Value per unit
Restricted units outstanding at January 1, 2020	164,016	$15.65
Restricted units granted	431,913	13.10
Restricted units vested	(104,733)	16.07
Restricted units outstanding at December 31, 2020	491,196	$13.32

The following table summarizes the time-based restricted unit grants and vestings during the years ended December 31, 2020, 2019, and 2018:

($ in thousands, except unit and per unit data)	Number of Restricted Units Granted	Weighted Average Grant Date Fair Value per Unit	Fair Value of Restricted Units Vested
2020	431,913	$13.10	$1,784
2019	84,987	14.11	749
2018	92,019	13.16	1,924

As of December 31, 2020, there was $5.4 million of total unrecognized compensation cost related to restricted units granted under the Plan, which is expected to be recognized in the consolidated statements of operations over a weighted-average period of 2.15 years.  We expect to incur $1.7 million of this expense in 2021, $1.4 million in 2022, $0.8 million in 2023, $0.8 million in 2024, and the remainder in 2025.

AO LTIP Units - 2019 Awards

During 2019, in connection with its annual review of executive compensation and as described in the table below, the Compensation Committee of the Company's Board of Trustees approved an aggregate grant of AO LTIP Units (the “2019 awards”) to the Company’s executive officers under the Plan.

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

    The AO LTIP Units were valued using a Monte Carlo simulation, and the resulting compensation expense of is being amortized over three years. We recognized $1.1 million of compensation expense in 2020. We expect to incur $1.1 million of this expense in 2021 and $1.1 million in 2022.

AO LTIP Units - 2020 Awards

During 2020, in connection with its annual review of executive compensation and as described in the table below, the Compensation Committee of the Company's Board of Trustees approved an aggregate grant of AO LTIP Units (the “2020 awards”) to the Company’s executive officers under the Plan.

Executive	Number of AO LTIP Units	Participation Threshold per AO LTIP Unit
John A. Kite	1,729,729	$17.76
Thomas A. McGowan	405,405	$17.76
Heath R. Fear	275,675	$17.76

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

    The AO LTIP Units were valued using a Monte Carlo simulation, and the resulting total compensation expense of $3.6 million is being amortized over five years. We recognized $0.6 million of compensation expense in 2020. We expect to annually incur $0.7 million of this expense in 2021 through 2024 and the remainder in 2025.

Note 4. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized salaries and related benefits incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases. At December 31, 2020 and 2019, deferred costs consisted of the following:

($ in thousands)	2020	2019
Acquired lease intangible assets	$55,352	$60,862
Deferred leasing costs and other	57,481	62,109
	112,833	122,971
Less—accumulated amortization	(49,662)	(49,814)
Total	$63,171	$73,157

The estimated net amounts of amortization from acquired lease intangible assets for each of the next five years and thereafter are as follows:

($ in thousands)	Amortization of above market leases	Amortization of acquired lease intangible assets	Total
2021	$978	$4,409	$5,387
2022	728	3,590	4,318
2023	676	2,721	3,397
2024	529	2,136	2,665
2025	506	1,756	2,262
Thereafter	1,105	10,487	11,592
Total	$4,522	$25,099	$29,621

Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

($ in thousands)	For the year ended December 31,
	2020	2019	2018
Amortization of deferred leasing costs, lease intangibles and other	$13,916	$14,239	$18,648
Amortization of above market lease intangibles	999	1,200	2,553

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

At December 31, 2020 and 2019, deferred revenue, intangibles, net and other liabilities consisted of the following:

($ in thousands)	2020	2019
Unamortized in-place lease liabilities	$45,479	$50,072
Retainages payable and other	1,943	2,254
Tenant rents received in advance	11,716	10,839
Lease liabilities	26,511	27,015
Total	$85,649	$90,180

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements was $4.8 million, $5.0 million and $8.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated net amounts of amortization of in-place lease liabilities and the increasing effect on minimum rent for each of the next five years and thereafter is as follows:

($ in thousands)
2021	$2,523
2022	2,341
2023	2,287
2024	2,290
2025	2,274
Thereafter	33,764
Total	$45,479

Note 6. Disposals of Operating Properties and Impairment Charges

There were no operating properties sold during the year ended December 31, 2020. The Company sold one redevelopment property during the year ended December 31, 2020 for gross proceeds of $14.0 million and a net gain of $3.1 million.

During the year ended December 31, 2019, we sold 23 operating properties for aggregate gross proceeds of $543.8 million as part of a program designed to improve the Company's portfolio quality, reduce its leverage, and focus operations on markets where the Company believes it can gain scale and generate attractive risk-adjusted returns.

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

The results of all the operating properties sold in 2020, 2019, and 2018 are not included in discontinued operations in the accompanying statements of operations as none of the operating properties individually, nor in the aggregate, represent a strategic shift that has had or will have a material effect on our operations or financial results.

Note 7. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of December 31, 2020 and 2019:

($ in thousands)	As of December 31, 2020
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes—fixed rate
Maturing at various dates from September 2023 through September 2027; interest rates ranging from 4.00% to 4.57% at December 31, 2020	$550,000	$—	$(3,595)	$546,405
Unsecured revolving credit facility
Matures April 2022[1]; borrowing level up to $523.2 million available at December 31, 2020; interest at LIBOR + 1.15% or 1.29% at December 31, 2020	25,000	—	(1,672)	23,328
Unsecured term loan
Matures October 2025; interest at LIBOR + 2.00% or 2.14% at December 31, 2020	250,000	—	(1,647)	248,353
Mortgage notes payable—fixed rate
Generally due in monthly installments of principal and interest; maturing at various dates from April 2022 through June 2030; interest rates ranging from 3.78% to 5.73% at December 31, 2020	295,966	1,732	(25)	297,673
Mortgage note payable—variable rate
Due in monthly installments of principal and interest; maturing in February 2022; interest at LIBOR + 1.60% or 1.74% at December 31, 2020	55,110	—	(75)	55,035
Total mortgage and other indebtedness	$1,176,076	$1,732	$(7,014)	$1,170,794

($ in thousands)	As of December 31, 2019
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior Unsecured Notes—Fixed Rate
Maturing at various dates from September 2023 through September 2027; interest rates ranging from 4.00% to 4.57% at December 31, 2019	$550,000	$—	$(4,231)	$545,769
Unsecured Revolving Credit Facility
Matures April 2022[1]; borrowing level up to $583.4 million available at December 31, 2019; interest at LIBOR +1.15%[2] or 2.91% at December 31, 2019	—	—	(2,625)	(2,625)
Unsecured Term Loans
Matures October 2025; interest at LIBOR + 2.00% or 3.76% at December 31, 2019	250,000	—	(1,859)	248,141
Mortgage Notes Payable—Fixed Rate
Generally due in monthly installments of principal and interest; maturing at various dates from April 2022 through June 2030; interest rates ranging from 3.78% to 5.73% at December 31, 2019	297,472	2,176	(40)	299,608
Mortgage Notes Payable—Variable Rate
Due in monthly installments of principal and interest; maturing in February 2022; interest at LIBOR + 1.60%, or 3.36% at December 31, 2019	55,830	—	(143)	55,687
Total mortgage and other indebtedness	$1,153,302	$2,176	$(8,898)	$1,146,580

____________________
1	The Company can extend the maturity date for two additional periods of six months each, subject to certain conditions.
2	The interest rates on our unsecured revolving credit facility and unsecured term loan varied at certain parts of the year due to provisions in the agreement and the amendment and restatement of the agreement.

The one month LIBOR interest rate was 0.14% and 1.76% as of December 31, 2020 and 2019, respectively.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include the following amounts of amortization of debt issuance costs as a component of interest expense:

($ in thousands)	For the year ended December 31,
	2020	2019	2018
Amortization of debt issuance costs	$2,135	$2,762	$3,944

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

As of December 31, 2020, there was $25 million outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $1.2 million, against which no amounts were advanced as of December 31, 2020.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of December 31, 2020, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.3 billion. Taking into account outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $523.2 million available under our Credit Facility for future borrowings as of December 31, 2020.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of December 31, 2020, we were in compliance with all such covenants.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of December 31, 2020, we were in compliance with all such covenants.

Mortgage Loans

Mortgage loans are secured by certain real estate and in some cases by guarantees from the Operating Partnership, and are generally due in monthly installments of interest and principal and mature over various terms through 2030.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of December 31, 2020:

($ in thousands)	Scheduled Principal Payments	Term Maturities	Total
2021	$2,303	$—	$2,303
2022	1,043	203,877	204,920
2023	806	256,517	257,323
2024	854	—	854
2025	904	330,000	330,904
Thereafter	4,672	375,100	379,772
	$10,582	$1,165,494	$1,176,076
Unamortized net debt premiums and issuance costs, net			(5,282)
Total			$1,170,794

Other Debt Activity

For the year ended December 31, 2020, we had total new borrowings of $325.0 million and total repayments of $302.2 million.  The components of this activity were as follows:
•In March 2020, we borrowed $300 million on the Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Subsequent to the initial borrowing, we have repaid the $300 million of borrowings;
•In December 2020, we borrowed $25 million on the Credit Facility to fund a portion of the purchase price of Eastgate Crossing; and
•We made scheduled principal payments on indebtedness during the year totaling $2.2 million.

The amount of interest capitalized in 2020, 2019, and 2018 was $1.5 million, $1.9 million, and $1.8 million, respectively.

Fair Value of Fixed and Variable Rate Debt

As of December 31, 2020, the estimated fair value of fixed rate debt was $872.8 million compared to the book value of $846.0 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 3.37% to 3.88%.  As of December 31, 2020, the estimated fair value of variable rate debt was $329.1 million compared to the book value of $330.1 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 1.28% to 3.62%.

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

As of December 31, 2020, we were party to various cash flow derivative agreements with notional amounts totaling $250.0 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2025.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 4.20%.

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

We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of December 31, 2020 and December 31, 2019, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of December 31, 2020, the estimated fair value of our interest rate derivatives represented a liability of $32.1 million, including accrued interest of $0.4 million.  As of December 31, 2020, this balance is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  At December 31, 2019 the estimated fair value of our interest rate derivatives was a liability of $16.8 million, including accrued interest of $0.1 million.  As of December 31, 2019, this was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.   Approximately $4.0 million and $0.8 million was reclassified as a reduction to earnings during the years ended December 31, 2020 and 2018, respectively. Approximately $0.6 million was reclassified as an increase to earnings during the year ended December 31, 2019. As the interest payments on our derivatives are made over the next 12 months, we estimate the increase to interest expense to be $6.4 million, assuming the current LIBOR curve.

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

    From a lessor perspective, the new accounting guidance adopted in 2019 remained mostly similar to legacy GAAP as the Company elected the practical expedient to not separate non-lease components from lease components. This election resulted in a change on the Company's consolidated statements of operations as the Company no longer presents minimum rents and tenant reimbursements as separate amounts because the Company now accounts for these amounts as a single combined lease component, rental income, on the basis of the lease component being the predominant component of the contract. As such, non-lease components, including common area maintenance reimbursements that are of a fixed nature are recognized on a straight-line basis over the term of the lease. Further, bad debt, which has previously been recorded in property operating expenses, has now been classified as a contra-revenue account in rental income in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2020 and 2019.

    The Company recognized the following lease rental income for the years ended December 31, 2020 and 2019, respectively:

($ in thousands)
	Year Ended December 31,
	2020	2019
Fixed Contractual Lease Payments - Operating Leases	$218,004	$244,666
Variable Lease Payments - Operating Leases	52,128	61,368
Bad Debt Reserve	(13,259)	(3,620)
Straight-Line Rent Adjustment	1,155	3,362
Straight-Line Rent Reserve for Uncollectibility	(4,177)	(1,153)
Amortization of In-Place Lease Liabilities, net	3,819	3,776
Total	$257,670	$308,399

The weighted average remaining term of the lease agreements is approximately 4.5 years.  During the years ended December 31, 2020, 2019, and 2018, the Company earned overage rent of $0.2 million, $1.3 million, and $1.2 million, respectively.

As of December 31, 2020, future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable lease payments, are as follows:

($ in thousands)
2021	$217,118
2022	196,856
2023	165,849
2024	137,803
2025	111,157
Thereafter	365,042
Total	$1,193,825

Commitments under Ground Leases

As of December 31, 2020, we are obligated under nine ground leases for approximately 47 acres of land. Most of these ground leases require fixed annual rent payments.  The expiration dates of the remaining initial terms of these ground leases range from 2023 to 2092 with a weighted-average remaining term of 52.2 years.  Certain of these leases have five- to ten-year extension options ranging in total from 20 to 25 years.

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

Ground lease expense incurred by the Company on these operating leases for the years ended December 31, 2020, 2019, and 2018 was $1.9 million, $1.8 million, and $1.7 million, respectively. The Company made payments of $1.8 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively, which were included in operating cash flows.

Future minimum lease payments due under ground leases for the next five years ending December 31 and thereafter are as follows:

($ in thousands)
2021	$1,789
2022	1,815
2023	1,636
2024	1,600
2025	1,582
Thereafter	68,971
Total	$77,393

Note 10. Shareholders’ Equity

Common Equity

Our Board of Trustees declared a cash distribution of $0.1500 per common share and Common Unit for the fourth quarter of 2020. This distribution was paid on January 15, 2021 to common shareholders and Common Unit holders of record as of January 8, 2021.

For the years ended December 31, 2020, 2019 and 2018, we declared cash distributions of $0.4495, $1.27, and $1.27 respectively per common share and Common Units.

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

We are obligated under various completion guarantees with lease agreements with tenants to complete all or portions of a development project and tenant-specific space currently under construction.  We believe we currently have sufficient financing in place to fund our investment in any existing or future projects through cash from operations and borrowings on our unsecured revolving credit facility.

In 2017, we provided a repayment guaranty on a $33.8 million construction loan associated with the development of the Embassy Suites at the University of Notre Dame consistent with our 35% ownership interest. As of December 31, 2020, the current outstanding loan balance is $33.6 million, of which our share is $11.8 million.

As of December 31, 2020, we had outstanding letters of credit totaling $1.2 million.  At that date, there were no amounts advanced against these instruments.

Note 12. Related Parties and Related Party Transactions

Subsidiaries of the Company provide certain management, construction management and other services to certain entities owned by certain members of the Company’s management.  During each of the years ended December 31, 2020, 2019 and 2018, we earned less than $0.1 million, from entities owned by certain members of management.

We reimburse an entity owned by certain members of our management for certain travel and related services.  During the years ended December 31, 2020, 2019 and 2018, we paid $0.5 million, $0.8 million and $0.5 million, respectively, to this related entity.

Note 13. Acquisitions

In 2020, we acquired one retail operating property for $65.3 million. The fair value of the real estate and other assets acquired were primarily determined using the income approach. The income approach required us to make assumptions about market leasing rates, tenant-related costs, discount rates, and disposal rates. The estimates of fair value primarily relied upon Level 2 and Level 3 inputs, as previously defined.

The following table summarizes the estimation of the fair value of assets acquired and liabilities assumed for the property acquired in 2020:

($ in thousands)

Investment properties, net	$63,570
Lease-related intangible assets, net	2,254
Total acquired assets	65,824

Accounts payable and accrued expenses	280
Deferred revenue and other liabilities	246
Total assumed liabilities	526

Fair value of acquired net assets	$65,298

The leases at the acquired property had a weighted average remaining life at acquisition of approximately 3.2 years.

The range of the most significant Level 3 assumptions utilized in determining the value of the real estate and related assets acquired are as follows:

	Low	High
Net rental rate per square foot - Anchors	$22.50	$27.50
Net rental rate per square foot - Small Shops	$15.00	$65.00
Discount rate	9.0%	9.0%

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

    The results of operations for each of the properties acquired during the years ended December 31, 2020 and 2019 have been included in operations since their respective dates of acquisition. We did not acquire any properties in 2018.

Note 14. Impact of COVID-19

Since first being reported in December 2019, the novel strain of coronavirus (COVID-19) has spread globally. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency with respect to COVID-19.

The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and how it impacts the Company's tenants and business partners. Certain segments of retailers and the Company experienced disruption during 2020, and, going forward, the potential adverse effect of the COVID-19 pandemic, including possible resurgences and mutations, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market, global economy, and financial markets, and the extent of such effects, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

The following operating trends, combined with macroeconomic trends such as a global economic slowdown or recession, reduced consumer spending and increased unemployment, lead us to believe that our operating results for the rest of 2020 and potentially beyond will continue to be significantly affected by COVID-19:

•As of December 31, 2020, over 98% of our tenants have reopened. However, many of these retailers are operating at a lower capacity than normal due to COVID-19. Store closures or the inability to return to full capacity, particularly if for an extended period, increase the risk of business failures and lease defaults.
•As of February 11, 2021, we have collected approximately 95% of rent billings for the three months ended December 31, 2020 and 92% of rent billings for the period from April 1, 2020 through December 31, 2020.
•Many of our tenants have taken on additional debt as a result of COVID-19, including loans administered by the Small Business Administration. To the extent this debt is not forgiven, the increased debt load may hamper their ability to continue to operate and to pay rent, which could cause the Company to realize decreased cash flow and increased vacancies at its properties.

Starting in March and continuing through January 2021, the Company received rent relief requests from a significant proportion of its tenants. Some tenants have asserted various legal arguments that they allege relieve them of the obligation to pay rent during the pandemic; the Company and its legal advisers generally disagree with these legal arguments. The Company has evaluated and will continue to evaluate tenant requests for rent relief based on many factors, including the tenant's financial strength, the tenant's operating history, potential co-tenancy impacts, the tenant's contribution to the shopping center in which it operates, the Company's assessment of the tenant's long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors.

As a result of this evaluation, the Company has agreed to defer rent for approximately 375 of its tenants subject to certain conditions. The Company had deferred the collection of $6.1 million of rental income that remains outstanding as of December 31, 2020. To the extent the Company agrees to defer rent or is otherwise unable to collect rent for certain periods, the Company will realize decreased cash flow, which could significantly decrease the cash available for the Company's operating and capital uses.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Schedule III
Consolidated Real Estate and Accumulated Depreciation

($ in thousands)		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties
12th Street Plaza *	$—	$2,624	$12,892	$—	$755	$2,624	$13,647	$16,271	$4,530	1978/2003	2012
54th & College *	—	2,672	—	—	—	2,672	—	2,672	—	2008	NA
Bayonne Crossing	42,113	47,809	43,960	—	917	47,809	44,877	92,686	12,397	2011	2014
Bayport Commons *	—	7,005	20,776	—	4,109	7,005	24,886	31,891	8,162	2008	NA
Belle Isle *	—	9,130	41,167	—	5,968	9,130	47,135	56,265	12,409	2000	2015
Bridgewater Marketplace *	—	3,407	8,602	—	1,244	3,407	9,845	13,252	3,708	2008	NA
Burlington Coat Factory *	—	—	2,773	—	29	—	2,802	2,802	2,093	1992/2000	2000
Castleton Crossing *	—	9,761	28,052	—	944	9,761	28,996	38,757	8,212	1975	2013
Chapel Hill Shopping Center	18,250	—	35,109	—	1,856	—	36,965	36,965	9,380	2001	2015
City Center *	—	20,565	180,007	—	4,690	20,565	184,697	205,262	46,121	2018	2014
Centennial Center	70,455	58,960	72,676	—	4,720	58,960	77,396	136,356	25,247	2002	2014
Centennial Gateway	23,962	5,305	48,739	—	576	5,305	49,315	54,620	12,364	2005	2014
Centre Point Commons	14,410	2,918	22,310	—	132	2,918	22,441	25,359	5,790	2007	2014
Cobblestone Plaza *	—	11,221	45,028	—	2,849	11,221	47,877	59,098	13,852	2011	NA
Colonial Square *	—	7,521	18,696	—	2,138	7,521	20,834	28,355	5,009	2010	2014
Colleyville Downs *	—	5,446	38,533	—	2,064	5,446	40,597	46,043	12,875	2014	2015
Cool Creek Commons *	—	6,062	13,428	—	3,802	6,062	17,229	23,291	7,192	2005	NA
Cool Springs Market *	—	12,644	22,870	40	6,449	12,684	29,319	42,003	10,152	1995	2013
Crossing at Killingly Commons *	—	21,999	34,968	—	(5)	21,999	34,963	56,962	10,252	2010	2014
Delray Marketplace	55,110	18,750	88,421	1,284	4,960	20,034	93,381	113,415	24,378	2013	NA
DePauw University Bookstore & Café	—	64	663	—	45	64	708	772	416	2012	NA
Draper Crossing *	—	9,054	27,241	—	894	9,054	28,134	37,188	8,171	2012	2014
Draper Peaks *	—	11,498	47,125	522	4,135	12,020	51,260	63,280	11,529	2012	2014
Eastern Beltway Center	34,100	23,221	45,725	—	4,675	23,221	50,400	73,621	11,620	1998/2006	2014
Eastgate Crossing	—	4,244	59,326	—	—	4,244	59,326	63,570	—	1958/2007	2020
Eastgate Pavilion *	—	8,026	18,763	—	904	8,026	19,667	27,693	9,224	1995	2004
Eddy Street Commons	—	1,900	37,051	—	1,154	1,900	38,205	40,105	13,599	2009	NA
Estero Town Commons *	—	8,973	9,960	—	989	8,973	10,949	19,922	4,077	2006	NA
Fishers Station *	—	4,008	15,607	—	73	4,008	15,680	19,688	5,215	2018	NA

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties (continued)
Geist Pavilion *	$—	$1,368	$8,280	$—	$2,362	$1,368	$10,642	$12,010	$4,898	2006	NA
Greyhound Commons *	—	2,629	794	—	863	2,629	1,657	4,286	942	2005	NA
Holly Springs Towne Center *	—	12,319	45,904	—	4,783	12,319	50,688	63,007	11,499	2013	NA
Holly Springs Towne Center - Phase II *	—	11,590	49,006	—	1,455	11,590	50,461	62,051	8,159	2016	NA
Hunters Creek Promenade *	—	8,335	12,681	179	1,151	8,514	13,831	22,345	3,685	1994	2013
Indian River Square *	—	5,100	6,305	1,100	1,924	6,200	8,229	14,429	3,251	1997/2004	2005
International Speedway Square *	—	7,424	12,840	—	6,875	7,424	19,715	27,139	11,267	1999	NA
King's Lake Square *	—	4,519	15,405	—	1,698	4,519	17,103	21,622	8,698	1986/2014	2003
Kingwood Commons *	—	5,715	30,668	—	249	5,715	30,916	36,631	11,185	1999	2013
Lake City Commons	—	3,415	10,242	—	365	3,415	10,608	14,023	3,415	2008	2014
Lake City Commons - Phase II *	—	1,277	2,225	—	(124)	1,277	2,102	3,379	486	2011	2014
Lake Mary Plaza	—	1,413	8,706	—	160	1,413	8,866	10,279	2,071	2009	2014
Lithia Crossing *	—	3,065	7,611	—	6,248	3,065	13,859	16,924	5,443	1994/2003	2011
Market Street Village *	—	9,764	16,360	—	3,052	9,764	19,412	29,176	8,557	1970/2004	2005
Miramar Square	31,625	26,492	30,847	389	11,331	26,880	42,178	69,058	9,986	2008	2014
Mullins Crossing *	—	10,582	42,140	—	6,233	10,582	48,373	58,955	14,063	2005	2014
Naperville Marketplace	—	5,364	11,475	—	160	5,364	11,634	16,998	4,328	2008	NA
Nora Plaza		3,790	21,310	—	2,150	3,790	23,460	27,249	2,077	2004	2019
Northcrest Shopping Center	—	4,044	33,684	—	1,284	4,044	34,968	39,012	8,101	2008	2014
Northdale Promenade *	—	1,718	27,292	—	161	1,718	27,453	29,171	12,891	2017	NA
Oleander Place *	—	863	5,935	—	285	863	6,220	7,083	2,522	2012	2011
Parkside Town Commons - Phase I *	—	3,108	42,194	(60)	711	3,047	42,905	45,952	11,279	2015	N/A
Parkside Town Commons - Phase II *	—	20,722	66,524	—	9,828	20,722	76,352	97,074	15,245	2017	N/A
Perimeter Woods *	—	8,993	27,277	—	1,937	8,993	29,213	38,206	6,857	2008	2014
Pine Ridge Crossing *	—	5,640	16,885	—	3,981	5,640	20,866	26,506	8,278	1994	2006
Plaza at Cedar Hill *	—	5,782	36,649	—	11,784	5,782	48,433	54,215	22,537	2000	2004
Pleasant Hill Commons	—	3,350	10,116	—	356	3,350	10,472	13,822	3,292	2008	2014
Portofino Shopping Center *	—	4,754	75,221	—	19,144	4,754	94,366	99,120	30,615	1999	2013
Publix at Woodruff *	—	1,783	6,361	—	869	1,783	7,230	9,013	3,697	1997	2012
Rampart Commons	8,816	1,136	42,726	—	592	1,136	43,318	44,454	11,926	2018	2014
Rangeline Crossing *	—	2,006	18,020	—	619	2,006	18,639	20,645	7,580	1986/2013	NA

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Operating Properties (continued)
Riverchase Plaza *	$—	$3,889	$11,389	$—	$1,136	$3,889	$12,525	$16,414	$5,351	1991/2001	2006
Rivers Edge *	—	5,647	31,347	—	1,938	5,647	33,285	38,932	11,614	2011	2008
Saxon Crossing	11,400	3,764	16,762	—	578	3,764	17,340	21,104	5,069	2009	2014
Shoppes at Plaza Green *	—	3,749	23,011	—	2,184	3,749	25,195	28,944	9,554	2000	2012
Shoppes of Eastwood *	—	1,688	8,949	—	504	1,688	9,454	11,142	3,691	1997	2013
Shops at Eagle Creek *	—	3,668	8,760	—	5,234	3,668	13,994	17,662	6,123	1998	2003
Shops at Julington Creek	4,785	2,372	7,300	—	260	2,372	7,561	9,933	1,537	2011	2014
Shops at Moore	21,300	6,284	23,348	—	1,200	6,284	24,548	30,832	5,451	2010	2014
Silver Springs Pointe	—	7,580	4,992	—	321	7,580	5,313	12,893	1,605	2001	2014
Stoney Creek Commons *	—	628	3,700	—	5,913	628	9,614	10,242	4,107	2000	NA
Sunland Towne Centre *	—	14,774	22,528	—	3,540	14,774	26,068	40,842	12,047	1996	2004
Tarpon Bay Plaza *	—	4,273	23,001	—	4,452	4,273	27,454	31,727	8,350	2007	NA
The Corner	14,750	3,772	24,642	—	28	3,772	24,669	28,441	5,970	2008	2014
The Landing at Tradition *	—	18,505	46,210	—	2,980	18,505	49,191	67,696	10,922	2007	2014
Toringdon Market *	—	5,448	8,703	—	622	5,448	9,325	14,773	2,734	2004	2013
Traders Point *	—	9,443	34,697	—	3,403	9,443	38,100	47,543	20,127	2005	NA
Traders Point II *	—	2,376	6,363	—	914	2,376	7,277	9,653	3,281	2005	NA
Tradition Village Center *	—	3,140	14,826	—	632	3,140	15,458	18,598	3,943	2006	2014
Waterford Lakes Village *	—	2,317	6,347	—	602	2,317	6,949	9,266	3,138	1997	2004
Waxahachie Crossing	—	1,411	15,552	—	100	1,411	15,652	17,063	3,429	2010	2014
Westside Market *	—	4,194	17,723	—	427	4,194	18,150	22,344	3,707	2013	2014

Total Operating Properties	351,076	621,773	2,142,304	3,452	200,519	625,225	2,342,823	2,968,048	688,558

		Initial Cost		Cost Capitalized Subsequent to Acquisition/Development		Gross Carrying Amount Close of Period
			Building &		Building &		Building &		Accumulated	Year Built /	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovated	Acquired
Office Properties
Thirty South *	$—	$1,643	$9,536	$—	$21,922	$1,643	$31,457	$33,100	$14,246	1905/2002	2001
Pan Am Plaza Garage *	—	—	29,536	—	276	—	29,813	29,813	7,761	1986	2019
Union Station Parking Garage *	—	904	2,650	—	1,857	904	4,506	5,410	2,057	1986	2001

Total Office Properties	—	2,547	41,722	—	24,055	2,547	65,777	68,324	24,064

Development and Redevelopment Properties

Eddy Street Commons - Phase II		4,188	5,642	—	—	4,188	5,642	9,830	267	NA	NA
Glendale Town Center*	—	1,307	43,221	—	4,148	1,307	47,369	48,676	32,685	NA	NA
Hamilton Crossing Centre*	—	5,531	10,339	—	63	5,531	10,403	15,934	4,471	NA	NA
The Corner *	—	304	4,145	—	—	304	4,145	4,449	—	NA	NA

Total Development and Redevelopment Properties	—	11,329	63,347	—	4,211	11,329	67,558	78,888	37,423

Other **

Bridgewater Marketplace *	—	1,722	—	—	—	1,722	—	1,722	—	NA	NA
KRG Development	—	—	716	—	—	—	716	716	74	NA	NA
KRG New Hill *	—	1,812	—	—	—	1,812	—	1,812	—	NA	NA
KRG Peakway	—	5,777	—	—	—	5,777	—	5,777	—	NA	NA
Pan Am Plaza	—	11,694	—	—	—	11,694	—	11,694	—	NA	NA

Total Other	—	21,006	716	—	—	21,006	716	21,722	74

Line of credit/Term Loan/Unsecured notes	825,000	—	—	—	—	—	—	—	—	NA	NA

Grand Total	$1,176,076	$656,655	$2,248,089	$3,452	$228,785	$660,107	$2,476,874	$3,136,982	$750,119

____________________
*	This property or a portion of the property is included as an unencumbered asset used in calculating our line of credit borrowing base.
**	This category generally includes land held for development. We also have certain additional land parcels at our development and operating properties, which amounts are included elsewhere in this table.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation
($ in thousands)

Note 1. Reconciliation of Investment Properties

The changes in investment properties of the Company for the years ended December 31, 2020, 2019, and 2018 are as follows:

	2020	2019	2018
Balance, beginning of year	$3,079,616	$3,633,376	$3,949,431
Acquisitions	63,570	57,494	—
Improvements	39,544	52,713	68,349
Impairment	—	(56,948)	(73,198)
Disposals	(45,748)	(607,019)	(311,206)
Balance, end of year	$3,136,982	$3,079,616	$3,633,376

The unaudited aggregate cost of investment properties for U.S. federal tax purposes as of December 31, 2020 was $2.3 billion.

Note 2. Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation of the Company for the years ended December 31, 2020, 2019, and 2018 are as follows:

	2020	2019	2018
Balance, beginning of year	$661,546	$695,012	$660,276
Depreciation expense	113,973	117,216	132,662
Impairment	—	(19,226)	(2,838)
Disposals	(25,400)	(131,456)	(95,088)
Balance, end of year	$750,119	$661,546	$695,012

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