Form 10-Q
period 2021-03-31
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2021-05-06
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:	001-32268	Kite Realty Group Trust
Commission File Number:	333-202666-01	Kite Realty Group, L.P.

Kite Realty Group Trust
Kite Realty Group, L.P.
(Exact Name of Registrant as Specified in its Charter)

Maryland		(Kite Realty Group Trust)		11-3715772
Delaware		(Kite Realty Group, L.P.)		20-1453863
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

30 S. Meridian Street	Suite 1100	Indianapolis	Indiana	46204
(Address of principal executive offices)				(Zip code)

Telephone:	317	577-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	KRG	New York Stock Exchange
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
The number of Common Shares of Kite Realty Group Trust outstanding as of April 30, 2021 was 84,485,480 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2021 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States. The Parent Company is the sole general partner of the Operating Partnership and as of March 31, 2021 owned approximately 97.1% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.9% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED March 31, 2021

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets:
Investment properties at cost:	$3,137,530	$3,143,961
Less: accumulated depreciation	(778,676)	(755,100)
	2,358,854	2,388,861

Cash and cash equivalents	228,842	43,648
Tenant and other receivables, including accrued straight-line rent of $23,707 and $24,783, respectively	49,080	57,154
Restricted cash and escrow deposits	3,688	2,938
Deferred costs, net	58,955	63,171
Prepaid and other assets	42,859	39,975
Investments in unconsolidated subsidiaries	13,045	12,792
Total Assets	$2,755,323	$2,608,539

Liabilities and Shareholders' Equity:
Mortgage and other indebtedness, net	$1,315,248	$1,170,794
Accounts payable and accrued expenses	72,074	77,469
Deferred revenue and other liabilities	83,427	85,649
Total Liabilities	1,470,749	1,333,912
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	52,005	43,275
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $0.01 par value, 225,000,000 shares authorized, 84,486,182 and 84,187,999 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	845	842
Additional paid in capital	2,068,095	2,085,003
Accumulated other comprehensive loss	(24,348)	(30,885)
Accumulated deficit	(812,721)	(824,306)
Total Kite Realty Group Trust Shareholders' Equity	1,231,871	1,230,654
Noncontrolling Interest	698	698
Total Equity	1,232,569	1,231,352
Total Liabilities and Shareholders' Equity	$2,755,323	$2,608,539

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020

Revenue:
Rental income	$67,890	$65,527
Other property related revenue	1,051	4,281
Fee income	434	104
Total revenue	69,375	69,912
Expenses:
Property operating	10,269	10,801
Real estate taxes	9,400	8,934
General, administrative, and other	7,276	6,926
Depreciation and amortization	30,634	31,468
Total expenses	57,579	58,129
Gain on sale of properties, net	26,207	1,043
Operating income	38,003	12,826
Interest expense	(12,242)	(12,293)
Income tax benefit of taxable REIT subsidiary	118	104
Equity in loss of unconsolidated subsidiaries	(318)	(403)
Other expense, net	(206)	(104)
Net income	25,355	130
Net income attributable to noncontrolling interests	(778)	(204)
Net income (loss) attributable to Kite Realty Group Trust common shareholders	$24,577	$(74)

Net income (loss) per common share - basic and diluted	$0.29	$0.00

Weighted average common shares outstanding - basic	84,336,577	84,023,090
Weighted average common shares outstanding - diluted	84,446,989	84,023,090

Dividends per common share	$0.1500	$0.3175

Consolidated net income	$25,355	$130
Change in fair value of derivatives	6,733	(16,571)
Total comprehensive income (loss)	32,088	(16,441)
Comprehensive (income) loss attributable to noncontrolling interests	(974)	200
Comprehensive income (loss) attributable to Kite Realty Group Trust	$31,114	$(16,241)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2020	84,187,999	$842	$2,085,003	$(30,885)	$(824,306)	$1,230,654
Stock compensation activity	182,486	2	1,464	—	—	1,466
Other comprehensive income attributable to Kite Realty Group Trust	—		—	6,537	—	6,537
Distributions to common shareholders	—	—	—	—	(12,992)	(12,992)
Net income attributable to Kite Realty Group Trust	—	—	—	—	24,577	24,577
Purchase of capped calls	—	—	(9,800)	—	—	(9,800)
Exchange of redeemable noncontrolling interests for common shares	115,697	1	2,061	—	—	2,062
Adjustment to redeemable noncontrolling interests	—	—	(10,633)	—	—	(10,633)
Balances, March 31, 2021	84,486,182	845	2,068,095	(24,348)	(812,721)	1,231,871

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2019	83,963,369	$840	$2,074,436	$(16,283)	$(769,955)	$1,289,038
Stock compensation activity	151,335	1	266	—	—	267
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(16,167)	—	(16,167)
Distributions to common shareholders	—	—	—	—	(27,011)	(27,011)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(74)	(74)
Adjustment to redeemable noncontrolling interests	—	—	6,778	—	—	6,778
Balances, March 31, 2020	84,114,704	841	2,081,480	(32,450)	(797,040)	1,252,831

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Consolidated net income	$25,355	$130
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	12	2,546
Depreciation and amortization	31,212	32,051
Gain on sale of operating properties	(26,207)	(1,043)
Compensation expense for equity awards	1,702	1,024
Amortization of debt fair value adjustment	(111)	(111)
Amortization of in-place lease liabilities	(479)	(598)
Changes in assets and liabilities:
Tenant receivables	3,806	2,627
Deferred costs and other assets	(3,178)	(4,793)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(807)	(9,960)
Net cash provided by operating activities	31,305	21,873
Cash flow from investing activities:
Capital expenditures	(7,864)	(13,178)
Net proceeds from sales of land	39,933	5,490
Net proceeds from sales of properties	2,484	—
Small business loan repayments	212	—
Change in construction payables	(883)	594
Net cash provided by (used in) investing activities	33,882	(7,094)
Cash flow from financing activities:
Proceeds from issuance of common shares, net	17	21
Repurchases of common shares upon the vesting of restricted shares	(452)	(1,002)
Purchase of capped calls	(9,800)	—
Debt and equity issuance costs	(4,937)	—
Loan proceeds	175,000	300,000
Loan payments	(25,568)	(549)
Distributions paid – common shareholders	(12,992)	(298)
Distributions paid – redeemable noncontrolling interests	(511)	(132)
Net cash provided by financing activities	120,757	298,040
Net change in cash, cash equivalents, and restricted cash	185,944	312,819
Cash, cash equivalents, and restricted cash beginning of period	46,586	52,813
Cash, cash equivalents, and restricted cash end of period	$232,530	$365,632

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	March 31, 2021	December 31, 2020
Assets:
Investment properties at cost:	$3,137,530	$3,143,961
Less: accumulated depreciation	(778,676)	(755,100)
	2,358,854	2,388,861

Cash and cash equivalents	228,842	43,648
Tenant and other receivables, including accrued straight-line rent of 23,707 and 24,783, respectively	49,080	57,154
Restricted cash and escrow deposits	3,688	2,938
Deferred costs, net	58,955	63,171
Prepaid and other assets	42,859	39,975
Investments in unconsolidated subsidiaries	13,045	12,792
Total Assets	$2,755,323	$2,608,539

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,315,248	$1,170,794
Accounts payable and accrued expenses	72,074	77,469
Deferred revenue and other liabilities	83,427	85,649
Total Liabilities	1,470,749	1,333,912
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	52,005	43,275
Partners' Equity:
Parent Company:
Common equity, 84,486,182 and 84,187,999 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,256,219	1,261,539
Accumulated other comprehensive loss	(24,348)	(30,885)
Total Partners' Equity	1,231,871	1,230,654
Noncontrolling Interests	698	698
Total Equity	1,232,569	1,231,352
Total Liabilities and Equity	$2,755,323	$2,608,539

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2021	2020

Revenue:
Rental income	$67,890	$65,527
Other property related revenue	1,051	4,281
Fee income	434	104
Total revenue	69,375	69,912
Expenses:
Property operating	10,269	10,801
Real estate taxes	9,400	8,934
General, administrative, and other	7,276	6,926
Depreciation and amortization	30,634	31,468
Total expenses	57,579	58,129
Gain on sale of operating properties, net	26,207	1,043
Operating income	38,003	12,826
Interest expense	(12,242)	(12,293)
Income tax benefit of taxable REIT subsidiary	118	104
Equity in loss of unconsolidated subsidiaries	(318)	(403)
Other expense, net	(206)	(104)
Net income	25,355	130
Net income attributable to noncontrolling interests	(132)	(132)
Net income (loss) attributable to common unitholders	$25,223	$(2)

Allocation of net income (loss):
Limited Partners	$646	$72
Parent Company	24,577	(74)
	$25,223	$(2)

Net income (loss) attributable to common unitholders	$0.29	$0.00

Weighted average common units outstanding - basic	86,862,153	86,200,410
Weighted average common units outstanding - diluted	86,972,566	86,200,410

Distributions per common unit	$0.1500	$0.3175

Consolidated net income	$25,355	$130
Change in fair value of derivatives	6,733	(16,571)
Total comprehensive income (loss)	32,088	(16,441)
Comprehensive income attributable to noncontrolling interests	(132)	(132)
Comprehensive income (loss) attributable to common unitholders	$31,956	$(16,573)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2020	$1,261,539	$(30,885)	$1,230,654
Stock compensation activity	1,466	—	1,466
Other comprehensive income attributable to Parent Company	—	6,537	6,537
Distributions to Parent Company	(12,992)	—	(12,992)
Net income	24,577	—	24,577
Purchase of capped calls	(9,800)	—	(9,800)
Conversion of Limited Partner Units to shares of the Parent Company	2,062	—	2,062
Adjustment to redeemable noncontrolling interests	(10,633)	—	(10,633)
Balances March 31, 2021	1,256,219	(24,348)	1,231,871

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2019	$1,305,321	$(16,283)	$1,289,038
Stock compensation activity	267	—	267
Other comprehensive loss attributable to Parent Company	—	(16,167)	(16,167)
Distributions to Parent Company	(27,011)	—	(27,011)
Net loss	(74)	—	(74)
Adjustment to redeemable noncontrolling interests	6,778	—	6,778
Balances, March 31, 2020	1,285,281	(32,450)	1,252,831

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Consolidated net income	$25,355	$130
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	12	2,546
Depreciation and amortization	31,212	32,051
Gain on sales of operating properties	(26,207)	(1,043)
Compensation expense for equity awards	1,702	1,024
Amortization of debt fair value adjustment	(111)	(111)
Amortization of in-place lease liabilities	(479)	(598)
Changes in assets and liabilities:
Tenant receivables	3,806	2,627
Deferred costs and other assets	(3,178)	(4,793)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(807)	(9,960)
Net cash provided by operating activities	31,305	21,873
Cash flow from investing activities:
Capital expenditures	(7,864)	(13,178)
Net proceeds from sales of land	39,933	5,490
Net proceeds from sales of properties	2,484	—
Small business loan repayments	212	—
Change in construction payables	(883)	594
Net cash provided by (used in) investing activities	33,882	(7,094)
Cash flow from financing activities:
Contributions from the General Partner	17	21
Repurchases of common shares upon the vesting of restricted shares	(452)	(1,002)
Purchase of capped calls	(9,800)	—
Debt and equity issuance costs	(4,937)	—
Loan proceeds	175,000	300,000
Loan payments	(25,568)	(549)
Distributions paid – common unitholders	(12,992)	(298)
Distributions paid – redeemable noncontrolling interests	(511)	(132)
Net cash provided by financing activities	120,757	298,040
Net change in cash, cash equivalents, and restricted cash	185,944	312,819
Cash, cash equivalents, and restricted cash beginning of period	46,586	52,813
Cash, cash equivalents, and restricted cash end of period	$232,530	$365,632

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)
(in thousands, except share, per share, unit and per unit amounts)

Note 1. Organization

Kite Realty Group Trust (the "Parent Company"), through its majority-owned subsidiary, Kite Realty Group, L.P. (the “Operating Partnership”), owns interests in various operating subsidiaries and joint ventures engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in certain select markets in the United States. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

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

The Parent Company is the sole general partner of the Operating Partnership, and as of March 31, 2021 owned approximately 97.1% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.9% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At March 31, 2021, we owned interests in 87 operating properties totaling approximately 16.8 million square feet. We also owned five development and redevelopment projects as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2020.

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

Components of Investment Properties

The composition of the Company’s investment properties as of March 31, 2021 and December 31, 2020 was as follows:

	Balance at
	March 31, 2021	December 31, 2020
Investment properties, at cost:
Land, buildings and improvements	$3,103,198	$3,109,122
Furniture, equipment and other	6,964	6,979
Construction in progress	27,368	27,860
	$3,137,530	$3,143,961

Components of Rental Income including Allowance for Uncollectible Accounts

The Company recognized the following lease rental income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Fixed Contractual Lease Payments - Operating Leases	54,803	55,345
Variable Lease Payments - Operating Leases	13,929	12,949
Bad Debt Reserve	(1,309)	(847)
Straight-Line Rent Adjustment	98	358
Straight-Line Rent Reserve for Uncollectability	(110)	(2,876)
Amortization of In-Place Lease Liabilities, net	479	598
Total	67,890	65,527

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of March 31, 2021, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these

VIEs had total debt of $54.9 million, which were secured by assets of the VIEs totaling $114.0 million.  The Operating Partnership guarantees the debts of these VIEs.

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

Income Taxes and REIT Compliance

Parent Company

The Parent Company, which is considered a corporation for U.S. federal income tax purposes, has been organized and operated and intends to continue to operate in a manner that will enable it to maintain its qualification as a REIT for U.S. federal income tax purposes. As a result, it generally will not be subject to U.S. federal income tax on the earnings that it distributes to the extent it distributes its “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) to shareholders of the Parent Company and meets certain other requirements on a recurring basis. To the extent that it satisfies this distribution requirement, but distributes less than 100% of its taxable income, it will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate rates for a period of four years following the year in which qualification is lost. We may also be subject to certain U.S. federal, state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income even if the Parent Company does qualify as a REIT. The Operating Partnership intends to continue to make distributions to the Parent Company in amounts sufficient to assist the Parent Company in adhering to REIT requirements and maintaining its REIT status.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
Noncontrolling interests balance January 1	$698	$698
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	—	—
Noncontrolling interests balance at March 31	$698	$698

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At March 31, 2021 and December 31, 2020, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balances were accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three months ended March 31, 2021 and 2020, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended March 31,
	2021	2020
Parent Company’s weighted average interest in Operating Partnership	97.1%	97.5%
Limited partners' weighted average interests in Operating Partnership	2.9%	2.5%

At March 31, 2021, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.1% and 2.9%. At December 31, 2020, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.1% and 2.9%.

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

There were 2,480,853 and 2,532,861 Limited Partner Units outstanding as of March 31, 2021 and December 31, 2020, respectively. The decrease in Limited Partner Units outstanding from December 31, 2020 is due to conversions offset by non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

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

We classify the redeemable noncontrolling interests in a certain subsidiary in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in this subsidiary upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of March 31, 2021 and December 31, 2020, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
Redeemable noncontrolling interests balance January 1	$43,275	$52,574
Net income allocable to redeemable noncontrolling interests	778	204
Distributions declared to redeemable noncontrolling interests	(511)	(842)
Other, net including adjustments to redemption value	8,463	(7,192)
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at March 31	$52,005	$44,744

Limited partners' interests in Operating Partnership	$41,935	$34,674
Other redeemable noncontrolling interests in certain subsidiaries	10,070	10,070
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at March 31	$52,005	$44,744

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

Recently Issued Accounting Pronouncements

Adoption of New Standards

    In the first quarter of 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which, among other things, simplifies the accounting for convertible instruments by eliminating the requirement to separate conversion features from the host contract. Consequently, a convertible debt instrument will be accounted for as a single liability measured as its amortized cost. The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. Early adoption is permitted for fiscal years beginning after December 31, 2020, including interim periods. The Company early adopted ASU 2020-06 on January 1, 2021. As such, the exchangeable notes issued in March 2021 are recorded as a single liability with no portion of the proceeds from the issuance of the exchangeable debt instrument recorded as attributable to the conversion feature.

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the three months ended March 31, 2021 and 2020 were 2.5 million and 2.2 million, respectively.

Due to the net loss allocable to common shareholders and Common Unit holders for the three months ended March 31, 2020, no securities had a dilutive impact for this period.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes—fixed rate	$550,000	$—	$(3,371)	$546,629
Exchangeable senior notes - fixed rate	175,000	—	(5,295)	169,705
Unsecured revolving credit facility	—	—	(1,541)	(1,541)
Unsecured term loan	250,000	—	(1,594)	248,406
Mortgage notes payable—fixed rate	295,578	1,620	(22)	297,176
Mortgage note payable—variable rate	54,930	—	(57)	54,873
Total mortgage and other indebtedness	$1,325,508	$1,620	$(11,880)	$1,315,248

	As of December 31, 2020
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(3,595)	$546,405
Unsecured revolving credit facility	25,000	—	(1,672)	23,328
Unsecured term loans	250,000	—	(1,647)	248,353
Mortgage notes payable - fixed rate	295,966	1,732	(25)	297,673
Mortgage notes payable - variable rate	55,110	—	(75)	55,035
Total mortgage and other indebtedness	$1,176,076	$1,732	$(7,014)	$1,170,794

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of March 31, 2021, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (in years)
Fixed Rate Debt [1]	$1,270,578	92%	3.70%	5.2
Variable Rate Debt	54,930	8%	1.71%	1.9
Net Debt Premiums and Issuance Costs, Net	(10,260)	N/A	N/A	N/A
Total	$1,315,248	100%	3.62%	4.9

____________________
1
Fixed rate debt includes, and variable rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of March 31, 2021, $250 million in variable rate debt is hedged for a weighted average of 2.0 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases, and is generally due in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness is based on LIBOR plus 160 basis points.  At March 31, 2021, the one-month LIBOR interest rate was 0.11%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 5.73%.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include amortization of debt issuance costs as a component of interest expense as follows:

	Three Months Ended March 31,
	2021	2020
Amortization of debt issuance costs	$578	$582

Unsecured Revolving Credit Facility and Unsecured Term Loans

As of March 31, 2021, we had an unsecured revolving credit facility (the "Credit Facility") with a total commitment of $600 million that matures in April 2023 (inclusive of one twelve-month extension option).

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

As of March 31, 2021, there was zero outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $1.2 million, against which no amounts were advanced as of March 31, 2021.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of March 31, 2021, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.4 billion. Considering outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $385.4 million available under our Credit Facility for future borrowings as of March 31, 2021.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of March 31, 2021, we were in compliance with all such covenants.

Exchangeable Senior Notes

In March 2021, the Operating Partnership issued $175.0 million aggregate principal amount of 0.75% Exchangeable Senior Notes maturing in April 2027 (the "Exchangeable Notes"). The Exchangeable Notes are governed by an indenture between the Operating Partnership, the Company and U.S. Bank National Association, as trustee. The Exchangeable Notes were sold in the United States only to accredited investors pursuant to an exemption from the Securities Act of 1933, as amended (the “Securities Act”), and subsequently resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the offering of the Exchangeable Notes were approximately $169.7 million after deducting the underwriting fees and other expenses paid by the Company.

The Exchangeable Notes bear interest at a rate of 0.75% per annum, payable semi-annually in arrears. The Exchangeable Notes will mature on April 1, 2027. The interest expense recognized for the Exchangeable Notes was less than $0.1 million for the three months ended March 31, 2021.

Prior to January 1, 2027, the Exchangeable Notes will be exchangeable into cash up to the principal amount of the Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof, only upon certain circumstances and during certain periods. On or after January 1, 2027, the Exchangeable Notes will be exchangeable into cash up to the principal amount of the Exchangeable Notes exchanged and, if applicable, cash or common shares or a combination thereof at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the Maturity Date. The exchange rate will initially equal 39.6628 common shares per $1,000 principal amount of Exchangeable Notes (equivalent to an exchange price of approximately $25.21 per common share and an exchange premium of approximately 25% based on the closing price of $20.17 per common share on March 17, 2021). The exchange rate will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.

The Operating Partnership may redeem the Exchangeable Notes, at its option, in whole or in part, on any business day on or after April 5, 2025, if the last reported sale price of the common shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Issuer provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In connection with the Exchangeable Notes, the Operating Partnership entered into privately negotiated capped call transactions (the "Capped Call Transactions") with certain of the initial purchasers of the Exchangeable Notes or their respective affiliates. The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the number of common shares underlying the Exchangeable Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of common shares upon exchange of the Exchangeable Notes. The cap price of the Capped Call Transactions was initially approximately $30.26, which represents a premium of approximately 50% over the last reported sale price of common shares on March 17, 2021, and is subject to anti-dilution adjustments under the terms of the Capped Call Transactions. The cost of the Capped Call Transactions was $9.8 million and was recorded within additional paid-in capital.

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of March 31, 2021, we were in compliance with all such covenants.

Fair Value of Fixed and Variable Rate Debt

As of March 31, 2021, the estimated fair value of our fixed rate debt was $1.0 billion compared to the book value of $1.0 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.79% to 3.98%.  As of March 31, 2021, the fair value of variable rate debt was $304.1 million compared to the book value of $304.9 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.79% to 3.58%.

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

As of March 31, 2021, we were party to various cash flow derivative agreements with notional amounts totaling $250.0 million.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2025.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 4.20%.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of March 31, 2021 and December 31, 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of March 31, 2021, the estimated fair value of our interest rate derivatives represented a net liability of $25.4 million, including accrued interest payable of $0.4 million.  As of March 31, 2021, this was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2020, the estimated fair value of our interest rate hedges was a liability of $32.1 million, including accrued interest of $0.4 million.  As of December 31, 2020, this was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $1.3 million was reclassified as a decrease to earnings during the three months ended March 31, 2021, and $0.3 million was reclassified as a decrease to earnings during the three months ended March 31, 2020. As the interest payments on our hedges are made over the next 12 months, we estimate the increase to interest expense to be $6.9 million, assuming the current LIBOR curve.

In April 2021, we entered into two interest rate swap contracts with notional amounts totaling $155.0 million. The derivative agreements swap a blended fixed rate of 4.52% for a blended floating rate of LIBOR + 3.70% with an expiration date of September 10, 2025.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.17 for the first quarter of 2021 to common shareholders and Common Unit holders of record as of April 8, 2021. The distribution was paid on April 15, 2021.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized commissions incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At March 31, 2021 and December 31, 2020, deferred costs consisted of the following:

	March 31, 2021	December 31, 2020
Acquired lease intangible assets	$50,711	$55,352
Deferred leasing costs and other	54,738	57,481
	105,449	112,833
Less—accumulated amortization	(46,494)	(49,662)
Total	$58,955	$63,171

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2021	2020
Amortization of deferred leasing costs, lease intangibles and other	$2,832	$4,065
Amortization of above market lease intangibles	244	242

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

At March 31, 2021 and December 31, 2020, deferred revenue, intangibles, net and other liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Unamortized in-place lease liabilities	$44,527	$45,479
Retainages payable and other	2,493	1,943
Tenant rents received in advance	10,029	11,716
Lease liabilities	26,378	26,511
Total	$83,427	$85,649

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $0.7 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.

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

    In connection with the joint venture that owns the Embassy Suites at Notre Dame, we provided a repayment guaranty on a $33.8 million construction loan, of which our share is $11.8 million (reflecting our 35% ownership interest in the hotel). Our portion of the repayment guaranty is limited to $5.9 million. The guaranty's term is through the July 1, 2024 maturity date of the loan. The outstanding loan balance as of March 31, 2021 is $33.6 million and our share is $11.8 million.  The loan is secured by the hotel.

As of March 31, 2021, we had outstanding letters of credit totaling $1.2 million.  At that date, there were no amounts advanced against these instruments.

    Note 10. Disposals of Properties

During the three months ended March 31, 2021, the Company sold sixteen ground leases for gross proceeds of $40 million and a net gain of $26.2 million. A portion of the proceeds were utilized to pay down our Credit Facility.

There were no operating properties sold during the three months ended March 31, 2020.

Note 11. Impact of COVID-19

    Since first being reported in December 2019, the novel strain of coronavirus ("COVID-19") has spread globally. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency with respect to COVID-19.

    The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and how it impacts the Company's tenants and business partners. Certain segments of retailers and the Company continued to experience disruption and, going forward, the potential adverse effect of the COVID-19 pandemic, including possible resurgences, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market, global economy, and financial markets, and the extent of such effects, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

    The Company had the following operating trends:

•As of March 31, 2021, substantially all of our tenants have reopened. However, many of these retailers are operating at a lower capacity than normal due to COVID-19. Store closures or the inability to return to full capacity, particularly if for an extended period, increase the risk of business failures and lease defaults.
•As of May 6, 2021, we have collected approximately 97% of rent billings for the three months ended March 31, 2021.
•Many of our tenants have taken on additional debt as a result of COVID-19, including loans administered by the Small Business Administration. To the extent this debt is not forgiven, the increased debt load may hamper their ability to continue to operate and to pay rent, which could cause the Company to realize decreased cash flow and increased vacancies at its properties.

Starting in March 2020 and continuing through April 2021, the Company received rent relief requests from a proportion of its tenants. Some tenants have asserted various legal arguments that they allege relieve them of the obligation to pay rent during the pandemic; the Company and its legal advisers generally disagree with these legal arguments. The Company has evaluated and will continue to evaluate tenant requests for rent relief based on many factors, including the tenant's financial strength, the tenant's operating history, potential co-tenancy impacts, the tenant's contribution to the shopping center in which it operates, the Company's assessment of the tenant's long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors.

As a result of this evaluation, the Company has agreed to outstanding deferred rent agreements subject to certain conditions. As of May 6, 2021, there were balances outstanding with approximately 180 tenants totaling $3.3 million. To the extent the Company agrees to defer rent or is otherwise unable to collect rent for certain periods, the Company will realize decreased cash flow, which could significantly decrease the cash available for the Company's operating and capital uses.

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

Currently, one of the most significant factors that could cause actual outcomes to differ significantly from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus ("COVID-19"), including possible resurgences and mutations, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The effects of COVID-19 have caused and may continue to cause many of our tenants to close stores, reduce hours or significantly limit service, making it difficult for them to meet their rent obligations, and therefore has and will continue to impact us significantly for the foreseeable future. COVID-19 has impacted us significantly, and the extent to which it will continue to impact us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the continued speed of the vaccine roll-out, the efficacy, acceptance and availability of vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
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
•the financial stability of tenants, including their ability to pay rent or request rent concessions and the risk of tenant insolvency and bankruptcies;
•the competitive environment in which we operate, including potential oversupplies and reduction in demand for rental space;
•acquisition, disposition, development and joint venture risks;
•property ownership and management risks, including the relative illiquidity of real estate investments, periodic costs to repair, renovate and re-lease space, operating costs and expenses, vaccines or the inability to rent space on favorable terms or at all;
•our ability to maintain our status as a real estate investment trust for U.S. federal income tax purposes;
•potential environmental and other liabilities;
•impairment in the value of real estate property we own;
•the attractiveness of our properties to tenants, the actual and perceived impact of e-commerce on the value of shopping center assets and changing demographic and customer traffic patterns;

•risks related to the geographical concentration of our properties in Florida, Indiana, Texas, North Carolina, and Nevada;
•civil unrest, acts of terrorism or war, acts of God, climate change, epidemics, pandemics (including COVID-19), natural disasters and severe weather conditions such as hurricanes, tropical storms, tornadoes, earthquakes, droughts, floods and fires, including such events or conditions that may result in underinsured or uninsured losses or other increases in costs and expenses;
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
•other factors affecting the real estate industry generally; and
•other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate, including, in particular, the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

At March 31, 2021, we owned interests in 87 operating properties totaling approximately 16.8 million square feet. We also owned five development and redevelopment projects as of this date.

At March 31, 2020, we owned interests in 86 operating and redevelopment properties totaling approximately 16.5 million square feet. We also owned five development and redevelopment projects as of this date.

Impacts on Business from COVID-19

    The current pandemic of the novel coronavirus, or COVID-19, and the public health measures that have been undertaken in response, have had a significant adverse impact on many of our tenants and on our business. The effects of COVID-19, including related government restrictions, mandatory quarantines, “shelter in place” orders, border closures, “social distancing” practices and other travel and gathering restrictions and practices, have caused many of our tenants to close stores, reduce hours or significantly limit service, and have resulted in an increase in national unemployment that may create headwinds for our tenants even after the current restrictions are lifted. Because we cannot estimate when the COVID-19 pandemic and the containment measures will end or what short-term or long-term impact the pandemic may have on consumer behavior, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. However, the following operating trends, combined with macroeconomic trends such as a global economic slowdown, reduced consumer spending and increased unemployment, lead us to believe that our operating results will continue to be significantly affected by COVID-19:

•As of March 31, 2021, substantially all of our tenants have reopened. However, many of these retailers are operating at a lower capacity than normal due to COVID-19. Store closures or the inability to return to full capacity, particularly if for an extended period, increase the risk of business failures and lease defaults.
•As of May 6, 2021, we have collected approximately 97% of rent billings for three months ended March 31, 2021.
•The Company has evaluated and will continue to evaluate tenant requests for rent relief based on many factors, including the tenant’s financial strength, the tenant’s operating history, potential co-tenancy impacts, the tenant’s contribution to the shopping center in which it operates, the Company’s assessment of the tenant’s long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors. As a result of this evaluation, the Company has agreed to outstanding deferred rent agreements subject to certain conditions. As of May 6, 2021, there were balances outstanding with 180 tenants totaling $3.3 million. To the extent the Company agrees to defer rent or is otherwise unable to collect rent for certain periods, it could significantly decrease the cash available for the Company’s operating and capital uses.
•Many of our tenants have taken on additional debt as a result of COVID-19, including loans administered by the Small Business Administration. To the extent this debt is not forgiven, the increased debt load may hamper their ability to continue to operate and to pay rent, which could cause the Company to realize decreased cash flow and increased vacancies at its properties.

We have sought to take advantage of opportunities caused by the COVID-19 pandemic. We executed 76 new and renewal leases representing over 426,900 square feet during this quarter. In addition, we are actively leasing the vacant anchor boxes that were caused by the disruption from the COVID-19 pandemic. Building upon our previous results, we have leased 4 of the vacant anchor boxes since COVID-19 began and are in active lease negotiations for multiple other spaces.
In addition, we continue to focus also on maintaining a strong balance sheet with significant liquidity. During the three months ended March 31, 2021, we issued $175.0 million of Exchangeable Notes with a 0.75% coupon to proactively fund our 2022 debt maturities. In addition, we sold 16 ground leases for gross proceeds of $40 million. As of March 31, 2021, we have over $600.0 million of liquidity, limited capital commitments, and no debt maturities until 2022.

In 2020, the effects of COVID-19 triggered a global and domestic economic recession, and if the recession continues well beyond the lifting of government restrictions related to COVID-19, many of our tenants could face financial distress. Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for certain of our tenants’ products and services. These conditions could increase the number of our tenants that are unable to meet their lease obligations to us and could limit the demand for our space from new tenants.
We expect the significance of the COVID-19 pandemic, including the extent of its effects on our business, financial performance and condition, operating results and cash flows and the economic slowdown, to be dictated by, among other things, the duration of the COVID-19 pandemic, including possible resurgences and mutations, the success of efforts to contain it, the continued speed of the vaccine roll-out, the efficacy, acceptance, and availability of vaccines and the impact of actions taken in response to the pandemic. These uncertainties make it difficult to predict operating results for our business. Therefore, there can be no assurances that we will not experience further declines in revenues, net income or FFO, which could be material. For more information, see “Part II - Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Recent Activities

Operating Activity

During the first quarter of 2021, we executed 76 new and renewal leases totaling 426,937 square feet.  New leases were signed for 20 individual spaces for 100,604 square feet of gross leasable area ("GLA"), while renewal leases were signed on 56 individual spaces for 326,333 square feet of GLA.

For comparable new and renewal leases signed in the first quarter of 2021, which are defined as those for which the space was occupied by a tenant within the last 12 months, we achieved a blended cash rent spread of 6.4% and a blended GAAP rent spread of 12.2%.

Results of Operations

The comparability of results of operations for the three months ended March 31, 2021 and 2020 is affected by our redevelopment activities, acquisition activities and operating property dispositions during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Redevelopment Activities

The following properties were under active redevelopment at various times during the period from January 1, 2020 through March 31, 2021:

Property Name	MSA	Transition to Redevelopment[1]	Transition to Operations	Owned GLA
Hamilton Crossing Centre[2]	Indianapolis, IN	June 2014	Pending	92,283
The Corner[2]	Indianapolis, IN	December 2015	Pending	26,500
Glendale Town Center [2]	Indianapolis, IN	March 2019	Pending	393,002
Courthouse Shadows [3]	Naples, FL	June 2013	Sold	124,802

____________________
1	Transition date represents the date the property was transferred from our operating portfolio into redevelopment status.
2	This property has been identified as a redevelopment property and is not included in the operating portfolio or the same property pool.
3	This property was sold in July 2020.

Acquisition Activities

The following properties were acquired at various times during the period from January 1, 2020 through March 31, 2021:

Property Name	MSA	Acquisition Quarter	Owned GLA
Eastgate Crossing	Raleigh, NC	Q4 2020	158,724

Comparison of Operating Results for the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

The following table reflects income statement line items from our consolidated statements of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
($ in thousands)	2021	2020	Net change 2020 to 2021
Revenue:
Rental income	$67,890	$65,527	$2,363
Other property related revenue	1,051	4,281	(3,230)
Fee income	434	104	330
Total revenue	69,375	69,912	(537)
Expenses:
Property operating	10,269	10,801	(532)
Real estate taxes	9,400	8,934	466
General, administrative, and other	7,276	6,926	350
Depreciation and amortization	30,634	31,468	(834)
Total expenses	57,579	58,129	(550)
Gains on sale of operating properties, net	26,207	1,043	25,164
Operating income	38,003	12,826	25,177
Interest expense	(12,242)	(12,293)	51
Income tax benefit of taxable REIT subsidiary	118	104	14
Equity in loss of unconsolidated subsidiaries	(318)	(403)	85
Other expense, net	(206)	(104)	(102)
Net income	25,355	130	25,225
Net income attributable to noncontrolling interests	(778)	(204)	(574)
Net income (loss) attributable to Kite Realty Group Trust	$24,577	$(74)	$24,651

Property operating expense to total revenue ratio	14.8%	15.4%

Rental income (including tenant reimbursements) increased $2.4 million, or 3.6%, due to the following:

Net change 2020 to 2021
Properties sold during 2020	$(74)
Properties under redevelopment or acquired during 2020 and/or 2021	782
Properties fully operational during 2020 and 2021 and other	1,655
Total	$2,363

The net increase of $1.7 million in rental income for properties fully operational during 2020 and 2021 is primarily due to a reserve recorded for the three months ended March 31, 2020 of approximately $2.9 million for certain non-cash straight-line rent receivables related to industries that are financially distressed due to the COVID-19 pandemic. In addition, we earned higher lease termination income of $1.1 million for the three months ended March 31, 2021. These positive variances were partially offset by lower base minimum rent due to an increase in vacancy driven by the COVID-19 pandemic.

Other property related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity.  This revenue decreased by $3.2 million, due to lower gains on sale of land of $2.7 million and lower parking revenue during 2021.

The Company generated fee income of $0.4 million during the three months ended March 31, 2021 and 2020, respectively, from property management and development services provided to unconsolidated joint ventures.

Property operating expenses decreased $0.5 million, or 4.9%, due to the following:

Net change 2020 to 2021
Properties sold during 2020	$(56)
Properties under redevelopment or acquired during 2020 and/or 2021	171
Properties fully operational during 2020 and 2021 and other	(647)
Total	$(532)

The decrease in property operating expenses for properties fully operational during the first quarter of 2020 and the first quarter of 2021 is primarily due to a continued focus on cost controls over certain operating expense spend in 2020 that continued into 2021. These provided savings of $1.0 million that were partially offset by an increase in insurance expense and tenant-related legal costs of $0.3 million. As a percentage of revenue, property operating expenses decreased between periods from 15.4% to 14.8% due to these cost containment efforts.

Real estate taxes increased $0.5 million, or 5.2%, due to the following:

Net change 2020 to 2021
Properties sold during 2020	(22)
Properties under redevelopment or acquired during 2020 and/or 2021	116
Properties fully operational during 2020 and 2021 and other	372
Total	$466

The net $0.4 million increase in real estate taxes for properties fully operational during 2020 and 2021 is primarily due to successful real estate tax appeals at certain properties in the portfolio in 2020. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.

General, administrative and other expenses increased $0.4 million, or 5.1%. The increase is due to certain Board-related consulting costs and higher share-based compensation expense.

Depreciation and amortization expense decreased $0.8 million, or 2.7%, due to the following:

Net change 2020 to 2021
Properties sold during 2020	$(42)
Properties under redevelopment or acquired during 2020 and/or 2021	853
Properties fully operational during 2020 and 2021 and other	(1,645)
Total	$(834)

The net decrease of $1.6 million in depreciation and amortization at properties fully operational during 2020 and 2021 is primarily due to accelerated depreciation for certain tenants incurred in 2020.
Interest expense decreased $0.1 million or 0.4%. The decrease is primarily due to a slight reduction in average borrowing rate partially offset by interest costs associated with the issuance of exchangeable senior notes in March 2021.

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

The Company also uses same property NOI ("Same Property NOI"), a non-GAAP financial measure, to evaluate the performance of our properties. Same Property NOI excludes properties that have not been owned for the full period presented. It also excludes net gains from outlot sales, straight-line rent revenue, lease termination income in excess of lost rent, amortization of lease intangibles and significant prior period expense recoveries and adjustments, if any. When the Company receives payments in excess of any accounts receivable for terminating a lease, Same Property NOI will include such excess payments as monthly rent until the earlier of the following: the expiration of 12 months or the start date of a replacement tenant. The Company believes that Same Property NOI is helpful to investors as a measure of our operating performance because it includes only the NOI of properties that have been owned for the full quarters presented. The Company believes such presentation eliminates disparities in net income due to the acquisition or disposition of properties during the particular periods presented and thus provides a more consistent metric for the comparison of our properties. Same Property NOI includes the results of properties that have been owned for the entire current and prior year reporting periods.

NOI and Same Property NOI should not, however, be considered as alternatives to net income (calculated in accordance with GAAP) as indicators of our financial performance. Our computation of NOI and Same Property NOI may differ from the methodology used by other REITs, and therefore may not be comparable to such other REITs.

    When evaluating the properties that are included in the same property pool, the Company has established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and the Company a) begins recapturing space from tenants or b) the contemplated plan significantly impacts the operations of the property. For the quarter ended March 31, 2021, the Company excluded three redevelopment properties from the same property pool that met these criteria and were owned in both comparable periods. In addition, the Company excluded one recently acquired property from the same property pool.

The following table reflects Same Property NOI and a reconciliation to net income attributable to common shareholders for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in thousands)	2021	2020	% Change
Number of properties for the period[1]	83	83

Leased percentage at period end	90.6%	95.0%
Economic Occupancy percentage[2]	88.8%	94.1%

Same Property NOI	$46,877	$48,254	(2.9)%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$46,877	$48,254
Net operating income - non-same activity[3]	2,395	1,819
Other income (expense), net	28	(299)
General, administrative and other	(7,276)	(6,926)
Depreciation and amortization expense	(30,634)	(31,468)
Interest expense	(12,242)	(12,293)
Gain on sales of properties	26,207	1,043
Net income attributable to noncontrolling interests	(778)	(204)
Net income (loss) attributable to common shareholders	$24,577	$(74)

____________________
1
Same Property NOI excludes (i) The Corner, Glendale Town Center, and Hamilton Crossing redevelopments, (ii) Eddy Street Commons - Phases II and III developments, (iii) the recently acquired Eastgate Crossing, and (iv) office properties.

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

Our Same Property NOI decreased 2.9% for the three months ended March 31, 2021, compared to the same period of the prior year. This decrease were primarily due to reduced minimum rent driven by the reduction in occupancy from certain tenants that were impacted by the COVID-19 pandemic.

Liquidity and Capital Resources

Overview

    As discussed above, the COVID-19 pandemic has had, and could continue to have, an adverse impact on our liquidity and capital resources. Future decreases in cash flow from operations resulting from tenant defaults, rent deferrals or decreases in our rents or occupancy, would decrease the cash available for the capital uses described below, including payment of dividends. There has been instability in the global or domestic financial markets, and we could face difficulty in accessing debt and equity capital on attractive terms, or at all. In addition, a significant decline in our operating performance in the future, including as a result of tenant delinquencies, could result in us not satisfying the financial covenants applicable to our debt, which could result in us not being able to incur additional debt, including the remaining capacity on our revolving credit facility, or result in a default.
    We have taken various steps to enhance our liquidity since the pandemic began, including the issuance of $175 million of Exchangeable Notes in the first quarter of 2021 to proactively fund our 2022 debt maturities. In addition, we closed on the sale of 16 ground leases for gross proceeds of $40 million. As of March 31, 2021, we have approximately $228.8 million in cash on hand, $385.4 million of remaining availability under our revolving credit facility (based on the unencumbered property pool allocated thereto) and no debt maturities until 2022. However, because we do not know the ultimate severity and length of the COVID-19 pandemic or the short-term or long-term impact it may have on consumer behavior, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.
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

As of March 31, 2021, we had approximately $385.4 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $228.8 million in cash and cash equivalents as of March 31, 2021.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of March 31, 2021.

We have on file with the SEC a shelf registration statement on Form S-3 relating to the offer and sale, from time to time, of an indeterminate amount of equity and debt securities. Equity securities may be offered and sold by the Parent Company, and the net proceeds of any such offerings would be contributed to the Operating Partnership in exchange for additional General Partner Units. Debt securities may be offered and sold by the Operating Partnership with the Operating Partnership receiving the proceeds. From time to time, we may issue securities under this shelf registration statement for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment, and/or improvement of properties in our portfolio, working capital and other general purposes.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of March 31, 2021, we had $54.9 million of secured debt scheduled to mature prior to March 31, 2022, excluding scheduled monthly principal payments. We believe we have sufficient liquidity to repay this obligation from cash on hand.

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

In February 2021, our Board of Trustees declared a cash distribution of $0.17 per common share and Common Unit for the first quarter of 2021. This distribution was paid on April 15, 2021 to common shareholders and Common Unit holders of record as of April 8, 2021. Future distributions, if any, are at the discretion of the Board of Trustees, which will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors our Board of Trustees may deem relevant.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the three months ended March 31, 2021, we incurred $0.2 million of costs for recurring capital expenditures on operating properties, $2.1 million of costs for tenant improvements and external leasing commissions, and $1.2 million to re-lease anchor space at our operating properties related to tenants open and operating as of March 31, 2021 (excluding development and redevelopment properties). We currently anticipate incurring approximately $18 million to $22 million of additional major tenant improvement costs related to releasing vacant space at a number of our operating properties.

As of March 31, 2021, we had three development projects under construction.  Our share of the total estimated costs of these projects is approximately $12.6 million, of which $3.0 million had been incurred as of March 31, 2021.  We anticipate incurring the majority of the remaining $9.6 million of costs over the next 24 months.  We believe we have sufficient financing in place to fund these projects and expect to do so through cash flow from operations.

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

Capital Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the three months ended March 31, 2021:

Three Months Ended
($ in thousands)	March 31, 2021
Active developments and redevelopment	$2,963
Redevelopment opportunities	10
Recently completed redevelopments and other	1,766
Anchor retenanting	1,208
Recurring operating capital expenditures (primarily tenant improvement payments)	1,917
Total	$7,864

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of less than $0.1 million for the three months ended March 31, 2021.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of March 31, 2021:

($ in thousands)	Scheduled Principal Payments	Term Maturity	Total
2021	$1,735	$—	$1,735
2022	1,043	178,877	179,920
2023	806	256,517	257,323
2024	854	—	854
2025	904	330,000	330,904
Thereafter	4,672	550,100	554,772
	$10,014	$1,315,494	$1,325,508
Unamortized net debt premiums and issuance costs, net			(10,260)
Total			$1,315,248

Failure to comply with our obligations under our indebtedness agreements (including our payment obligations) could cause an event of default under such debt, which, among other things, could result in the loss of title to assets securing such debt, the acceleration of principal and interest payments or the termination of the debt facilities, or exposure to the risk of foreclosure.  In addition, certain of our variable rate loans contain cross-default provisions which provide that a violation by us of any financial covenant set forth in our unsecured revolving credit facility agreement will constitute an event of default under the loans, which could allow the lenders to accelerate the amounts due under our indebtedness agreements if we fail to satisfy these financial covenants.  See “Item 1.A Risk Factors – Risks Related to Our Operations” in Kite Realty Group Trust's Annual Report on Form 10-K for the year ended December 31, 2020 for more information related to the risks associated with our indebtedness.

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of March 31, 2021.

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

Cash Flows

As of March 31, 2021, we had cash, cash equivalents, and restricted cash on hand of $232.5 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Cash provided by operating activities was $31.3 million for the three months ended March 31, 2021 and $21.9 million for the three months ended March 31, 2020.  The cash flows were positively impacted due to improved collection activity of previously deferred rent from the COVID-19 pandemic.

Cash provided by investing activities was $33.9 million for the three months ended March 31, 2021, as compared to cash used in investing activities of $7.1 million in the same period of 2020.  Highlights of significant cash sources and uses in investing activities are as follows:

•Net proceeds of $39.9 million related to the sale of sixteen ground leases in 2021, compared to net proceeds over the same period in 2020 of $5.5 million related to the sales of land; and

•Decrease in capital expenditures of $5.3 million and an increase in construction payables of $1.5 million.

Cash provided by financing activities was $120.8 million for the three months ended March 31, 2021, compared to cash provided by financing activities of $298.0 million in the same period of 2020.  Highlights of significant cash sources and uses in financing activities during the first three months of 2021 and 2020 are as follows:

•In 2021, we issued $175.0 million of exchangeable senior notes in a private placement offering to proactively fund our 2022 debt maturities. In connection with this issuance we incurred transaction costs of $4.9 million and purchased capped calls for $9.8 million;

•In 2020, we borrowed $300.0 million, net, on the Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic;

•In 2021, we paid down debt by $25.6 million, utilizing a portion of the proceeds from the sale of sixteen ground leases in 2021; and

•We made distributions to common shareholders and common unit holders of $13.5 million for the three months ended March 31, 2021 compared to distributions of $0.4 million for the three months ended March 31, 2020.

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

    Considering the nature of our business as a real estate owner and operator, the Company believes that FFO is helpful to investors in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO excludes the gain on the sale of the ground lease portfolio as this sale was part of our capital strategy distinct from our ongoing operating strategy of selling individual land parcels, from time to time. FFO (a) should not be considered as an alternative to net income (calculated in accordance with GAAP) for the purpose of measuring our financial performance, (b) is not an alternative to cash flow from operating activities (calculated in accordance with GAAP) as a measure of our liquidity, and (c) is not indicative of funds available to satisfy our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

    From time to time, the Company may report or provide guidance with respect to “NAREIT FFO as adjusted” which removes the impact of certain non-recurring and non-operating transactions or other items the Company does not consider to be representative of its core operating results including without limitation, gains or losses associated with the early extinguishment of debt, gains or losses associated with litigation involving the Company that is not in the normal course of business, the impact on earnings from employee severance, the excess of redemption value over carrying value of preferred stock redemption, and the impact of 2020 bad debt or 2020 accounts receivable ("2020 Collection Impact")     which are not otherwise adjusted in the Company’s calculation of FFO.
Our calculations of FFO1 and reconciliation to consolidated net income and FFO, as adjusted, for the three months ended March 31, 2021 and 2020 (unaudited) are as follows:

($ in thousands)	Three Months Ended March 31,
	2021	2020
Consolidated net income	$25,355	$130
Less: net income attributable to noncontrolling interests in properties	(132)	(132)
Less: Gain on sales of properties	(26,207)	(1,043)
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	30,971	31,788
FFO of the Operating Partnership[1]	29,987	30,743
Less: Limited Partners' interests in FFO	(870)	(769)
FFO attributable to Kite Realty Group Trust common shareholders[1]	$29,117	$29,974

FFO of the Operating Partnership[1]	$29,987	$30,743
Less: 2020 Collection Impact	(209)	—
FFO, as adjusted, of the Operating Partnership	$29,778	$30,743

____________________
1	“FFO of the Operating Partnership" measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to Kite Realty Group Trust common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Earnings before Interest, Tax, Depreciation, and Amortization

We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense and income tax expense of taxable REIT subsidiary. For informational purposes, we have also provided Adjusted EBITDA, which we define as EBITDA less (i) EBITDA from unconsolidated entities, (ii) gains on sales of operating properties or impairment charges, (iii) other income and expense, (iv) noncontrolling interest EBITDA and (v) other non-recurring activity or items impacting comparability from period to period. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. Net Debt to Adjusted EBITDA is our share of net debt divided by Annualized Adjusted EBITDA. EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA, Pro-Forma Adjusted EBITDA, Net Debt to Adjusted EBITDA, and Net Debt to Pro-Forma Adjusted EBITDA as calculated by us, are not comparable to EBITDA and EBITDA-related measures reported by other REITs that do not define EBITDA and EBITDA-related measures exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP, and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

Considering the nature of our business as a real estate owner and operator, we believe that EBITDA, Adjusted EBITDA, Pro-Forma Adjusted EBITDA, and the ratios of Net Debt to Adjusted EBITDA and Net Debt to Pro-Forma Adjusted EBITDA are helpful to investors in measuring our operational performance because they exclude various items included in net income that do not relate to or are not indicative of our operating performance, such as gains or losses from sales of depreciated property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. For informational purposes, we have also provided Annualized Adjusted EBITDA, adjusted as described above. We believe this supplemental information provides a meaningful measure of our operating performance. We believe presenting EBITDA and the related measures in this manner allows investors and other interested parties to form a more meaningful assessment of our operating results.

The following table presents a reconciliation of our EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA and Pro-Forma Adjusted EBITDA to consolidated net income (the most directly comparable GAAP measure) and a calculation of Net Debt to Adjusted EBITDA and Net Debt to Pro-Forma Adjusted EBITDA.

($ in thousands)	Three Months Ended March 31, 2021
Consolidated net income	$25,355
Adjustments to net income:
Depreciation and amortization	30,634
Interest expense	12,242
Income tax benefit of taxable REIT subsidiary	(118)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	68,113
Adjustments to EBITDA:
Unconsolidated EBITDA	303
Gain on sales of operating properties	(26,207)
Other income and expense, net	524
Noncontrolling interest	(132)
Adjusted EBITDA	42,601
EBITDA from ground lease portfolio [3]	(400)
Pro-Forma Adjusted EBITDA	$42,201

Annualized Adjusted EBITDA[1]	$170,404

Annualized Pro-Forma Adjusted EBITDA[3]	$168,804

Company Share of Net Debt:
Mortgage and other indebtedness	1,315,248
Plus: Company share of unconsolidated joint venture debt	22,413
Plus: Debt premium and debt issuance costs	10,260
Less: Partner share of consolidated joint venture debt [2]	(1,099)
Less: Cash, cash equivalents, and restricted cash	(233,811)
Company Share of Net Debt	1,113,011
Net Debt to Adjusted EBITDA	6.5x

Net Debt to Pro-Forma Adjusted EBITDA [3]	6.6x

____________________
1	Represents Adjusted EBITDA for the three months ended March 31, 2021 (as shown in the table above) multiplied by four.
2	Partner share of consolidated joint venture debt is calculated based upon the partner's pro-rata ownership of the joint venture, multiplied by the related secured debt balance.
3	Reflects as if ground lease portfolio was sold at the beginning of the 1st quarter

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

As of March 31, 2021, we had outstanding letters of credit totaling $1.2 million, against which no amounts were advanced.

Contractual Obligations

Except with respect to our debt maturities as discussed on page 34, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.3 billion of outstanding consolidated indebtedness as of March 31, 2021 (exclusive of net premiums and issuance costs, net of $10.3 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $250.0 million, with expiration dates through 2025.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.3 billion (97%) and $54.9 million (3%), respectively, of our total consolidated indebtedness at March 31, 2021.

As of March 31, 2021, we did not have any fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this hedged debt.  A 100 basis point change in interest rates on our unhedged variable rate debt as of March 31, 2021 would change our annual cash flow by $0.5 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases; Unregistered Sales of Securities

    During the three months ended March 31, 2021, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest under our 2013 Equity Incentive Plan ("2013 Plan"). These shares were repurchased by the Company.

The following table summarizes all of these repurchases during the three months ended March 31, 2021:

Period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31	—	—	N/A	N/A
February 1 - February 28	—	—	N/A	N/A
March 1 - March 31	23,595	19.17	N/A	N/A
Total	23,595

(1) The number of shares purchased represents common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2013 Plan. With respect to these shares, the price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal and state tax obligations.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

 Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 20, 2020

3.4	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.5	First Amendment to the Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.6	Second Amendment to the Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 20, 2020

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.5	Indenture, dated as of March 22, 2021, among Kite Realty Group, L.P., as issuer, Kite Realty Group Trust, as REIT, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

4.6	Form of Global Note representing the 0.75% Exchangeable Senior Notes due 2027 (included in Exhibit 4.5)	Incorporated by reference to Exhibit 4.1 and 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

10.1	Indemnification Agreement, dated as of February 16, 2021, by and between Kite Realty Group Trust, Kite Realty Group, L.P. and Caroline L. Young	Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 22, 2021

10.2	Registration Rights Agreement, dated as of March 22, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and the initial purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

10.3	Indemnification Agreement, dated as of March 24, 2021, by and among Kite Realty Group Trust, Kite Realty Group, L.P. and Derrick Burks	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 25, 2021

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

KITE REALTY GROUP TRUST

May 6, 2021	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 6, 2021	By:	/s/ Heath R. Fear
(Date)		Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.

By: Kite Realty Group Trust, its sole general partner

May 6, 2021	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 6, 2021	By:	/s/ Heath R. Fear
(Date)		Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)