Form 10-Q
period 2021-06-30
KITE REALTY GROUP TRUST; Kite Realty Group, L.P.
filed 2021-08-06
CIK 1286043, 1636315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:	001-32268	Kite Realty Group Trust
Commission File Number:	333-202666-01	Kite Realty Group, L.P.

Kite Realty Group Trust
Kite Realty Group, L.P.
(Exact Name of Registrant as Specified in its Charter)

Maryland		(Kite Realty Group Trust)		11-3715772
Delaware		(Kite Realty Group, L.P.)		20-1453863
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

30 S. Meridian Street	Suite 1100	Indianapolis	Indiana	46204
(Address of principal executive offices)				(Zip code)

Telephone:	317	577-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	KRG	New York Stock Exchange
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
The number of Common Shares of Kite Realty Group Trust outstanding as of August 3, 2021 was 84,546,649 ($.01 par value).

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2021 of Kite Realty Group Trust, Kite Realty Group, L.P. and its subsidiaries. Unless stated otherwise or the context otherwise requires, references to "Kite Realty Group Trust" or the "Parent Company" mean Kite Realty Group Trust, and references to the "Operating Partnership" mean Kite Realty Group, L.P. and its consolidated subsidiaries. The terms "Company," "we," "us," and "our" refer to the Parent Company and the Operating Partnership, collectively, and those entities owned or controlled by the Parent Company and/or the Operating Partnership.

The Operating Partnership is engaged in the ownership and operation, acquisition, development and redevelopment of high-quality neighborhood and community shopping centers in select markets in the United States, and the Parent Company conducts substantially all of its activities through the Operating Partnership and its wholly-owned subsidiaries. The Parent Company is the sole general partner of the Operating Partnership and as of June 30, 2021 owned approximately 97.2% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.8% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners.

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

KITE REALTY GROUP TRUST AND KITE REALTY GROUP, L.P. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED June 30, 2021

Part I. FINANCIAL INFORMATION

Item 1.

Kite Realty Group Trust
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets:
Investment properties at cost:	$3,147,133	$3,143,961
Less: accumulated depreciation	(803,437)	(755,100)
	2,343,696	2,388,861

Cash and cash equivalents	89,894	43,648
Tenant and other receivables, including accrued straight-line rent of $24,802 and $24,783, respectively	46,678	57,154
Restricted cash and escrow deposits	4,186	2,938
Deferred costs, net	57,239	63,171
Short-term deposits	125,000	—
Prepaid and other assets	39,489	39,975
Investments in unconsolidated subsidiaries	13,023	12,792
Total Assets	$2,719,205	$2,608,539

Liabilities and Shareholders' Equity:
Mortgage and other indebtedness, net	$1,289,369	$1,170,794
Accounts payable and accrued expenses	74,440	77,469
Deferred revenue and other liabilities	83,856	85,649
Total Liabilities	1,447,665	1,333,912
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	57,367	43,275
Equity:
Kite Realty Group Trust Shareholders' Equity:
Common Shares, $0.01 par value, 225,000,000 shares authorized, 84,546,649 and 84,187,999 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	845	842
Additional paid in capital	2,064,310	2,085,003
Accumulated other comprehensive loss	(24,354)	(30,885)
Accumulated deficit	(827,326)	(824,306)
Total Kite Realty Group Trust Shareholders' Equity	1,213,475	1,230,654
Noncontrolling Interest	698	698
Total Equity	1,214,173	1,231,352
Total Liabilities and Shareholders' Equity	$2,719,205	$2,608,539

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue:
Rental income	$67,990	$61,538	$135,880	$127,066
Other property related revenue	1,027	1,676	2,078	5,956
Fee income	515	91	948	195
Total revenue	69,532	63,305	138,906	133,217
Expenses:
Property operating	10,227	9,319	20,496	20,120
Real estate taxes	8,550	8,254	17,950	17,188
General, administrative, and other	8,159	6,578	15,435	13,504
Merger and acquisition costs	760	—	760	—
Depreciation and amortization	29,798	31,409	60,431	62,877
Total expenses	57,494	55,560	115,072	113,689
Gain on sale of properties, net	50	623	26,258	1,666
Operating income	12,088	8,368	50,092	21,194
Interest expense	(12,266)	(13,271)	(24,508)	(25,564)
Income tax benefit of taxable REIT subsidiary	100	202	218	306
Equity in loss of unconsolidated subsidiaries	(244)	(436)	(562)	(839)
Other income, net	227	351	19	249
Net (loss) income	(95)	(4,786)	25,259	(4,654)
Net (income) loss attributable to noncontrolling interests	(147)	17	(926)	(188)
Net (loss) income attributable to Kite Realty Group Trust common shareholders	$(242)	$(4,769)	$24,333	$(4,842)

Net income (loss) per common share - basic and diluted	$0.00	$(0.06)	$0.29	$(0.06)

Weighted average common shares outstanding - basic	84,509,871	84,157,541	84,423,703	84,090,316
Weighted average common shares outstanding - diluted	84,509,871	84,157,541	85,280,156	84,090,316

Dividends per common share	$0.1700	$0.0000	$0.3200	$0.3175

Consolidated net (loss) income	$(95)	$(4,786)	$25,259	$(4,654)
Change in fair value of derivatives	1	(1,622)	6,732	(18,193)
Total comprehensive (loss) income	(94)	(6,408)	31,991	(22,847)
Comprehensive (income) loss attributable to noncontrolling interests	(154)	59	(1,129)	(266)
Comprehensive (loss) income attributable to Kite Realty Group Trust	$(248)	$(6,349)	$30,862	$(23,113)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2020	84,187,999	$842	$2,085,003	$(30,885)	$(824,306)	$1,230,654
Stock compensation activity	182,486	2	1,464	—	—	1,466
Other comprehensive income attributable to Kite Realty Group Trust	—		—	6,537	—	6,537
Distributions to common shareholders	—	—	—	—	(12,992)	(12,992)
Net income attributable to Kite Realty Group Trust	—	—	—	—	24,577	24,577
Purchase of capped calls	—	—	(9,800)	—	—	(9,800)
Exchange of redeemable noncontrolling interests for common shares	115,697	1	2,061	—	—	2,062
Adjustment to redeemable noncontrolling interests	—	—	(10,633)	—	—	(10,633)
Balances, March 31, 2021	84,486,182	845	2,068,095	(24,348)	(812,721)	1,231,871
Stock compensation activity	35,467	—	1,977	—	—	1,977
Other comprehensive loss attributable to Kite Realty Group Trust	—		—	(6)	—	(6)
Distributions to common shareholders	—	—	—	—	(14,363)	(14,363)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(242)	(242)
Exchange of redeemable noncontrolling interests for common shares	25,000	—	530	—	—	530
Adjustment to redeemable noncontrolling interests	—	—	(6,292)	—	—	(6,292)
Balances, June 30, 2021	84,546,649	845	2,064,310	(24,354)	(827,326)	1,213,475

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2019	83,963,369	$840	$2,074,436	$(16,283)	$(769,955)	$1,289,038
Stock compensation activity	151,335	1	266	—	—	267
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(16,167)	—	(16,167)
Distributions to common shareholders	—	—	—	—	(27,011)	(27,011)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(74)	(74)
Adjustment to redeemable noncontrolling interests	—	—	6,778	—	—	6,778
Balances, March 31, 2020	84,114,704	841	2,081,480	(32,450)	(797,040)	1,252,831
Stock compensation activity	79,564	1	1,785	—	—	1,786
Other comprehensive loss attributable to Kite Realty Group Trust	—	—	—	(1,580)	—	(1,580)
Net loss attributable to Kite Realty Group Trust	—	—	—	—	(4,769)	(4,769)
Adjustment to redeemable noncontrolling interests	—	—	(53)	—	—	(53)
Balances, June 30, 2020	84,194,268	842	2,083,212	(34,030)	(801,809)	1,248,215

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities:
Consolidated net income (loss)	$25,259	$(4,654)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(754)	3,091
Depreciation and amortization	61,751	64,051
Gain on sale of operating properties	(26,258)	(1,666)
Compensation expense for equity awards	3,587	2,586
Amortization of debt fair value adjustment	(222)	(222)
Amortization of in-place lease liabilities	(902)	(1,365)
Changes in assets and liabilities:
Tenant receivables	6,815	(7,562)
Deferred costs and other assets	(781)	(3,147)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(1,096)	(1,274)
Net cash provided by operating activities	67,399	49,838
Cash flow from investing activities:
Capital expenditures	(21,194)	(22,390)
Net proceeds from sales of land	41,128	5,490
Net proceeds from sales of properties	2,484	—
Investment in short-term deposits	(125,000)	—
Small business loan repayments (funding)	371	(2,139)
Change in construction payables	2,745	(1,579)
Net cash used in investing activities	(99,466)	(20,618)
Cash flow from financing activities:
Proceeds from issuance of common shares, net	31	39
Repurchases of common shares upon the vesting of restricted shares	(458)	(1,002)
Purchase of capped calls	(9,800)	—
Debt and equity issuance costs	(5,274)	—
Loan proceeds	175,000	300,000
Loan payments	(51,518)	(101,276)
Distributions paid – common shareholders	(27,355)	(27,010)
Distributions paid – redeemable noncontrolling interests	(1,065)	(974)
Net cash provided by financing activities	79,561	169,777
Net change in cash, cash equivalents, and restricted cash	47,494	198,997
Cash, cash equivalents, and restricted cash beginning of period	46,586	52,813
Cash, cash equivalents, and restricted cash end of period	$94,080	$251,810

Non-cash investing and financing activities
Exchange of redeemable noncontrolling interests for common shares	$2,592	$—
Net investment in sales-type lease	—	4,665

 The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except unit data)

	June 30, 2021	December 31, 2020
Assets:
Investment properties at cost:	$3,147,133	$3,143,961
Less: accumulated depreciation	(803,437)	(755,100)
	2,343,696	2,388,861

Cash and cash equivalents	89,894	43,648
Tenant and other receivables, including accrued straight-line rent of 24,802 and 24,783, respectively	46,678	57,154
Restricted cash and escrow deposits	4,186	2,938
Deferred costs, net	57,239	63,171
Short-term deposits	125,000	—
Prepaid and other assets	39,489	39,975
Investments in unconsolidated subsidiaries	13,023	12,792
Total Assets	$2,719,205	$2,608,539

Liabilities and Equity:
Mortgage and other indebtedness, net	$1,289,369	$1,170,794
Accounts payable and accrued expenses	74,440	77,469
Deferred revenue and other liabilities	83,856	85,649
Total Liabilities	1,447,665	1,333,912
Commitments and contingencies
Limited Partners' interests in Operating Partnership and other	57,367	43,275
Partners' Equity:
Parent Company:
Common equity, 84,546,649 and 84,187,999 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,237,829	1,261,539
Accumulated other comprehensive loss	(24,354)	(30,885)
Total Partners' Equity	1,213,475	1,230,654
Noncontrolling Interests	698	698
Total Equity	1,214,173	1,231,352
Total Liabilities and Equity	$2,719,205	$2,608,539

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue:
Rental income	$67,990	$61,538	$135,880	$127,066
Other property related revenue	1,027	1,676	2,078	5,956
Fee income	515	91	948	195
Total revenue	69,532	63,305	138,906	133,217
Expenses:
Property operating	10,227	9,319	20,496	20,120
Real estate taxes	8,550	8,254	17,950	17,188
General, administrative, and other	8,159	6,578	15,435	13,504
Merger and acquisition costs	760	—	760	—
Depreciation and amortization	29,798	31,409	60,431	62,877
Total expenses	57,494	55,560	115,072	113,689
Gain on sale of operating properties, net	50	623	26,258	1,666
Operating income	12,088	8,368	50,092	21,194
Interest expense	(12,266)	(13,271)	(24,508)	(25,564)
Income tax benefit of taxable REIT subsidiary	100	202	218	306
Equity in loss of unconsolidated subsidiaries	(244)	(436)	(562)	(839)
Other expense, net	227	351	19	249
Net (loss) income	(95)	(4,786)	25,259	(4,654)
Net income attributable to noncontrolling interests	(132)	(132)	(264)	(266)
Net (loss) income attributable to common unitholders	$(227)	$(4,918)	$24,995	$(4,920)

Allocation of net income (loss):
Limited Partners	$15	$(150)	$662	$(78)
Parent Company	(242)	(4,769)	24,333	(4,842)
	$(227)	$(4,919)	$24,995	$(4,920)

Net income (loss) per common unit - basic and diluted	$0.00	$(0.06)	$0.29	$(0.06)

Weighted average common units outstanding - basic	86,986,054	86,392,532	86,924,446	86,296,471
Weighted average common units outstanding - diluted	86,986,054	86,392,532	87,780,899	86,296,471

Distributions per common unit	$0.1700	$0.0000	$0.3200	$0.3175

Consolidated net (loss) income	$(95)	$(4,786)	$25,259	$(4,654)
Change in fair value of derivatives	1	(1,622)	6,732	(18,193)
Total comprehensive (loss) income	(94)	(6,408)	31,991	(22,847)
Comprehensive income attributable to noncontrolling interests	(132)	(132)	(264)	(266)
Comprehensive (loss) income attributable to common unitholders	$(226)	$(6,540)	$31,727	$(23,113)

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Partners’ Equity
(Unaudited)
(in thousands)

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2020	$1,261,539	$(30,885)	$1,230,654
Stock compensation activity	1,466	—	1,466
Other comprehensive income attributable to Parent Company	—	6,537	6,537
Distributions to Parent Company	(12,992)	—	(12,992)
Net income	24,577	—	24,577
Purchase of capped calls	(9,800)	—	(9,800)
Conversion of Limited Partner Units to shares of the Parent Company	2,062	—	2,062
Adjustment to redeemable noncontrolling interests	(10,633)	—	(10,633)
Balances March 31, 2021	1,256,219	(24,348)	1,231,871
Stock compensation activity	1,977	—	1,977
Other comprehensive loss attributable to Parent Company	—	(6)	(6)
Distributions to Parent Company	(14,363)	—	(14,363)
Net loss	(242)	—	(242)
Conversion of Limited Partner Units to shares of the Parent Company	530	—	530
Adjustment to redeemable noncontrolling interests	(6,292)	—	(6,292)
Balances, June 30, 2021	1,237,829	(24,354)	1,213,475

	General Partner		Total
	Common Equity	Accumulated Other Comprehensive Loss
Balances, December 31, 2019	$1,305,321	$(16,283)	$1,289,038
Stock compensation activity	267	—	267
Other comprehensive loss attributable to Parent Company	—	(16,167)	(16,167)
Distributions to Parent Company	(27,011)	—	(27,011)
Net loss	(74)	—	(74)
Adjustment to redeemable noncontrolling interests	6,778	—	6,778
Balances, March 31, 2020	1,285,281	(32,450)	1,252,831
Stock compensation activity	1,786	—	1,786
Other comprehensive loss attributable to Parent Company	—	(1,580)	(1,580)
Net loss	(4,769)	—	(4,769)
Adjustment to redeemable noncontrolling interests	(53)	—	(53)
Balances, June 30, 2020	1,282,245	(34,030)	1,248,215

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group, L.P. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities:
Consolidated net income (loss)	$25,259	$(4,654)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Straight-line rent	(754)	3,091
Depreciation and amortization	61,751	64,051
Gain on sales of operating properties	(26,258)	(1,666)
Compensation expense for equity awards	3,587	2,586
Amortization of debt fair value adjustment	(222)	(222)
Amortization of in-place lease liabilities	(902)	(1,365)
Changes in assets and liabilities:
Tenant receivables	6,815	(7,562)
Deferred costs and other assets	(781)	(3,147)
Accounts payable, accrued expenses, deferred revenue, and other liabilities	(1,096)	(1,274)
Net cash provided by operating activities	67,399	49,838
Cash flow from investing activities:
Capital expenditures	(21,194)	(22,390)
Net proceeds from sales of land	41,128	5,490
Net proceeds from sales of properties	2,484	—
Investment in short-term deposits	(125,000)	—
Small business loan repayments (funding)	371	(2,139)
Change in construction payables	2,745	(1,579)
Net cash used in investing activities	(99,466)	(20,618)
Cash flow from financing activities:
Contributions from the General Partner	31	39
Repurchases of common shares upon the vesting of restricted shares	(458)	(1,002)
Purchase of capped calls	(9,800)	—
Debt and equity issuance costs	(5,274)	—
Loan proceeds	175,000	300,000
Loan payments	(51,518)	(101,276)
Distributions paid – common unitholders	(27,355)	(27,010)
Distributions paid – redeemable noncontrolling interests	(1,065)	(974)
Net cash provided by financing activities	79,561	169,777
Net change in cash, cash equivalents, and restricted cash	47,494	198,997
Cash, cash equivalents, and restricted cash beginning of period	46,586	52,813
Cash, cash equivalents, and restricted cash end of period	$94,080	$251,810

Non-cash investing and financing activities
Conversion of Limited Partner Units to shares of the Parent Company	$2,592	$—
Net investment in sales-type lease	—	4,665

The accompanying notes are an integral part of these consolidated financial statements.

Kite Realty Group Trust and Kite Realty Group, L.P. and subsidiaries
Notes to Consolidated Financial Statements
June 30, 2021
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

The Parent Company is the sole general partner of the Operating Partnership, and as of June 30, 2021 owned approximately 97.2% of the common partnership interests in the Operating Partnership (“General Partner Units”). The remaining 2.8% of the common partnership interests (“Limited Partner Units” and, together with the General Partner Units, the “Common Units”) were owned by the limited partners. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The Parent Company and the Operating Partnership are operated as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. As the sole general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have any significant assets other than its investment in the Operating Partnership.

At June 30, 2021, we owned interests in 87 operating properties totaling approximately 16.8 million square feet. We also owned five development and redevelopment projects as of this date.

Note 2. Basis of Presentation, Consolidation, Investments in Joint Ventures, and Noncontrolling Interests

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading.  The unaudited financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 include all adjustments, consisting of normal recurring adjustments, necessary in the opinion of management to present fairly the financial information set forth therein.  The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the combined Annual Report on Form 10-K of the Parent Company and the Operating Partnership for the year ended December 31, 2020.

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

Components of Investment Properties

The composition of the Company’s investment properties as of June 30, 2021 and December 31, 2020 was as follows:

	Balance at
	June 30, 2021	December 31, 2020
Investment properties, at cost:
Land, buildings and improvements	$3,103,206	$3,109,122
Furniture, equipment and other	7,097	6,979
Construction in progress	36,830	27,860
	$3,147,133	$3,143,961

Components of Rental Income including Allowance for Uncollectible Accounts

The Company recognized the following lease rental income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed Contractual Lease Payments - Operating Leases	54,398	54,574	109,201	109,918
Variable Lease Payments - Operating Leases	12,148	12,437	26,078	25,388
Bad Debt Reserve	(61)	(5,746)	(1,370)	(6,593)
Straight-Line Rent Adjustment	426	387	524	745
Straight-Line Rent Recovery (Reserve) for Uncollectability	658	(881)	547	(3,757)
Amortization of In-Place Lease Liabilities, net	421	767	900	1,365
Total	67,990	61,538	135,880	127,066

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

Short-Term Deposits

The Company has a short-term deposit held in a custody account at Bank of New York Mellon. The primary objective of management's short-term deposit activity is to preserve capital for the purpose of funding debt maturities in 2022. The deposit balance approximates fair value and earns interest at a rate of the Federal Funds Rate plus 43 basis points with a maturity date of April 7, 2022. Interest income on the deposit is recorded within other income, net on the statement of operations. The deposit is backed by a pool of marketable securities and a guarantee of principal by Goldman Sachs Group, Inc.

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

In determining whether to consolidate a VIE with the Operating Partnership, we consider all relationships between the Operating Partnership and the applicable VIE, including development agreements, management agreements and other contractual arrangements, in determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE's performance.  As of June 30, 2021, we owned investments in two consolidated joint ventures that were VIEs in which the partners did not have substantive participating rights and we were the primary beneficiary.  As of this date, these consolidated VIEs had total debt of $29.4 million, which were secured by assets of the VIEs totaling $114.9 million.  The Operating Partnership guarantees the debts of these VIEs.

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

Noncontrolling Interests

We report the non-redeemable noncontrolling interests in subsidiaries as equity, and the amount of consolidated net income attributable to these noncontrolling interests is set forth separately in the consolidated financial statements.  The non-redeemable noncontrolling interests in consolidated properties for the six months ended June 30, 2021 and 2020 were as follows:

	2021	2020
Noncontrolling interests balance January 1	$698	$698
Net income allocable to noncontrolling interests, excluding redeemable noncontrolling interests	—	—
Noncontrolling interests balance at June 30	$698	$698

Redeemable Noncontrolling Interests - Limited Partners

Limited Partner Units are redeemable noncontrolling interests in the Operating Partnership. We classify redeemable noncontrolling interests in the Operating Partnership in the accompanying consolidated balance sheets outside of permanent equity because we may be required to pay cash to holders of Limited Partner Units upon redemption of their interests in the Operating Partnership or deliver registered shares upon their conversion.  The carrying amount of the redeemable noncontrolling interests in the Operating Partnership is reflected at the greater of historical book value or redemption value with a corresponding adjustment to additional paid-in capital. At June 30, 2021 and December 31, 2020, the redemption value of the redeemable noncontrolling interests exceeded the historical book value, and the balances were accordingly adjusted to redemption value.

We allocate net operating results of the Operating Partnership after noncontrolling interests in the consolidated properties based on the partners’ respective weighted average ownership interest.  We adjust the redeemable noncontrolling interests in the Operating Partnership at the end of each reporting period to reflect their interests in the Operating Partnership or redemption value.  This adjustment is reflected in our shareholders’ and Parent Company's equity.  For the three and six months ended June 30, 2021 and 2020, the weighted average interests of the Parent Company and the limited partners in the Operating Partnership were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Parent Company’s weighted average interest in Operating Partnership	97.2%	97.4%	97.1%	97.4%
Limited partners' weighted average interests in Operating Partnership	2.8%	2.6%	2.9%	2.6%

At June 30, 2021, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.2% and 2.8%. At December 31, 2020, the Parent Company's interest and the limited partners' redeemable noncontrolling ownership interests in the Operating Partnership were 97.1% and 2.9%.

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

There were 2,455,853 and 2,532,861 Limited Partner Units outstanding as of June 30, 2021 and December 31, 2020, respectively. The decrease in Limited Partner Units outstanding from December 31, 2020 is due to conversions offset by non-cash compensation awards made to our executive officers in the form of Limited Partner Units.

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

We classify the redeemable noncontrolling interests in a certain subsidiary in the accompanying consolidated balance sheets outside of permanent equity because, under certain circumstances, we may be required to pay cash to Class B unitholders in this subsidiary upon redemption of their interests.  The carrying amount of these redeemable noncontrolling interests is required to be reflected at the greater of initial book value or redemption value with a corresponding adjustment to additional paid-in capital. As of June 30, 2021 and December 31, 2020, the redemption amounts of these interests did not exceed their fair value, nor did they exceed the initial book value.

The redeemable noncontrolling interests in the Operating Partnership and subsidiaries for the six months ended June 30, 2021 and 2020 were as follows:

	2021	2020
Redeemable noncontrolling interests balance January 1	$43,275	$52,574
Net income allocable to redeemable noncontrolling interests	926	188
Distributions declared to redeemable noncontrolling interests	(1,065)	(974)
Other, net including adjustments to redemption value	14,231	(7,159)
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at June 30	$57,367	$44,629

Limited partners' interests in Operating Partnership	$47,297	$34,559
Other redeemable noncontrolling interests in certain subsidiaries	10,070	10,070
Total limited partners' interests in Operating Partnership and other redeemable noncontrolling interests balance at June 30	$57,367	$44,629

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

Potentially dilutive securities include outstanding options to acquire common shares; Limited Partner Units, which may be exchanged for either cash or common shares, at the Parent Company’s option and under certain circumstances; and deferred common share units, which may be credited to the personal accounts of non-employee trustees in lieu of the payment of cash compensation or the issuance of common shares to such trustees.  Limited Partner Units have been omitted from the Parent Company’s denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the denominator would have no dilutive impact. Weighted average Limited Partner Units outstanding for the three and six months ended June 30, 2021 and 2020 were 2.5 million, 2.5 million, 2.2 million, and 2.2 million, respectively.

Due to the net loss allocable to common shareholders and Common Unit holders for the three months ended June 30, 2021 and 2020, and six months ended June 30, 2020, no securities had a dilutive impact for this period.

Note 4. Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes—fixed rate	$550,000	$—	$(3,465)	$546,535
Exchangeable senior notes - fixed rate	175,000	—	(5,255)	169,745
Unsecured revolving credit facility	—	—	(1,381)	(1,381)
Unsecured term loan	250,000	—	(1,541)	248,459
Mortgage notes payable—fixed rate	295,184	1,511	(17)	296,678
Mortgage note payable—variable rate	29,373	—	(40)	29,333
Total mortgage and other indebtedness	$1,299,557	$1,511	$(11,699)	$1,289,369

	As of December 31, 2020
	Principal	Unamortized Net Premiums	Unamortized Debt Issuance Costs	Total
Senior unsecured notes - fixed rate	$550,000	$—	$(3,595)	$546,405
Unsecured revolving credit facility	25,000	—	(1,672)	23,328
Unsecured term loans	250,000	—	(1,647)	248,353
Mortgage notes payable - fixed rate	295,966	1,732	(25)	297,673
Mortgage notes payable - variable rate	55,110	—	(75)	55,035
Total mortgage and other indebtedness	$1,176,076	$1,732	$(7,014)	$1,170,794

Consolidated indebtedness, including weighted average maturities and weighted average interest rates as of June 30, 2021, considering the impact of interest rate swaps, is summarized below:

	Outstanding Amount	Ratio	Weighted Average Interest Rate	Weighted Average Maturity (in years)
Fixed Rate Debt [1]	$1,115,185	86%	3.59%	4.6
Variable Rate Debt [2]	184,373	14%	3.50%	4.4
Net Debt Premiums and Issuance Costs, Net	(10,189)	N/A	N/A	N/A
Total	$1,289,369	100%	3.58%	4.6

____________________
1
Fixed rate debt includes, and variable rate debt excludes, the portion of such debt that has been hedged by interest rate derivatives. As of June 30, 2021, $250 million in variable rate debt is hedged to a fixed rate for a weighted average of 4.2 years.

2
Variable rate debt includes, and fixed rate debt excludes, the portion of such debt that has been hedged to a floating rate. As of June 30, 2021, $155 million in fixed rate debt is hedged to floating rate for a weighted average of 4.2 years.

Mortgage indebtedness is collateralized by certain real estate properties and leases, and is generally due in monthly installments of interest and principal and matures over various terms through 2030.

Variable interest rates on mortgage indebtedness is based on LIBOR plus 160 basis points.  At June 30, 2021, the one-month LIBOR interest rate was 0.10%.  Fixed interest rates on mortgage indebtedness range from 3.78% to 5.73%.

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis over the terms of the respective loan agreements.

The accompanying consolidated statements of operations include amortization of debt issuance costs as a component of interest expense as follows:

	Six Months Ended June 30,
	2021	2020
Amortization of debt issuance costs	$1,230	$1,172

Unsecured Revolving Credit Facility and Unsecured Term Loans

As of June 30, 2021, we had an unsecured revolving credit facility (the "Credit Facility") with a total commitment of $600 million that matures in April 2023 (inclusive of one twelve-month extension option).

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

As of June 30, 2021, there was zero outstanding under the Credit Facility.  Additionally, we had letters of credit outstanding which totaled $1.2 million, against which no amounts were advanced as of June 30, 2021.

The amount that we may borrow under our Credit Facility is limited by the value of the assets in our unencumbered asset pool.  As of June 30, 2021, the value of the assets in our unencumbered asset pool, calculated pursuant to the Credit Facility agreement, was $1.4 billion. Considering outstanding borrowings on the line of credit, term loans, unsecured notes and letters of credit, we had $422.1 million available under our Credit Facility for future borrowings as of June 30, 2021.

Our ability to borrow under the Credit Facility is subject to our compliance with various restrictive and financial covenants, including with respect to liens, indebtedness, investments, dividends, mergers and asset sales.  As of June 30, 2021, we were in compliance with all such covenants.

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

The Exchangeable Notes bear interest at a rate of 0.75% per annum, payable semi-annually in arrears. The Exchangeable Notes will mature on April 1, 2027. The interest expense recognized for the Exchangeable Notes was approximately $0.5 million and $0.6 million for the three and six months ended June 30, 2021, respectively.

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

Senior Unsecured Notes

The Operating Partnership has $550 million of senior unsecured notes maturing at various dates through September 2027 (the "Notes").  The Notes contain a number of customary financial and restrictive covenants. As of June 30, 2021, we were in compliance with all such covenants.

Fair Value of Fixed and Variable Rate Debt

As of June 30, 2021, the estimated fair value of our fixed rate debt was $1.1 billion compared to the book value of $1.0 billion.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.77% to 3.80%.  As of June 30, 2021, the fair value of variable rate debt was $279.0 million compared to the book value of $279.4 million.  The fair value was estimated using Level 2 and 3 inputs with cash flows discounted at current borrowing rates for similar instruments, which ranged from 2.72% to 3.60%.

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

As of June 30, 2021, we were party to various cash flow derivative agreements with notional amounts totaling $250.0 million that fix the interest rate on variable rate debt.  These derivative agreements effectively fix the interest rate underlying certain variable rate debt instruments over expiration dates through 2025.  Utilizing a weighted average interest rate spread over LIBOR on all variable rate debt resulted in fixing the weighted average interest rate at 4.20%.

As of June 30, 2021, we were also party to two interest rate swap contracts with notional amounts totaling $155.0 million. The derivative agreements swap a blended fixed rate of 4.52% for a blended floating rate of LIBOR + 3.70% with an expiration date of September 10, 2025.

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

 We determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  As of June 30, 2021 and December 31, 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined our derivative valuations were classified within Level 2 of the fair value hierarchy.

As of June 30, 2021, the estimated fair value of our interest rate derivatives represented a net liability of $26.2 million, including accrued interest payable of $0.3 million.  As of June 30, 2021, this was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  At December 31, 2020, the estimated fair value of our interest rate hedges was a liability of $32.1 million, including accrued interest of $0.4 million.  As of December 31, 2020, this was reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

 Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.  Approximately $1.1 million was reclassified as a decrease to earnings during each of the three months ended June 30, 2021 and 2020. Approximately $2.4 million and $1.4 million were reclassified as a decrease to earnings during each of the six months ended June 30, 2021 and 2020. As the interest payments on our hedges are made over the next 12 months, we estimate the increase to interest expense to be $7.5 million, assuming the current LIBOR curve.

Unrealized gains and losses on our interest rate derivative agreements are the only components of the change in accumulated other comprehensive loss.

Note 6. Shareholders’ Equity

Distribution Payments

Our Board of Trustees declared a cash distribution of $0.18 for the second quarter of 2021 to common shareholders and Common Unit holders of record as of July 9, 2021. The distribution was paid on July 16, 2021.

At-The-Market Offering Program

On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). As of June 30, 2021, the Company had not sold any common shares under the ATM Program. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its unsecured revolving credit facility, to repay other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so.

Share Repurchase Plan

In February 2021, the Company’s Board of Trustees approved a share repurchase program, authorizing share repurchases up to an aggregate of $150 million (the “Share Repurchase Program”). The Share Repurchase Program will end in February 2022 if not terminated earlier. As of June 30, 2021, the Company has not repurchased any shares under its Share Repurchase Program. The Company intends to fund any future repurchases under the Share Purchase Program with cash on hand or availability under its unsecured credit facility subject to any applicable restrictions under the Company’s unsecured credit facility. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.

Note 7. Deferred Costs and Intangibles, net

Deferred costs consist primarily of acquired lease intangible assets, broker fees and capitalized commissions incurred in connection with lease originations.  Deferred leasing costs, lease intangibles and similar costs are amortized on a straight-line basis over the terms of the related leases.  At June 30, 2021 and December 31, 2020, deferred costs consisted of the following:

	June 30, 2021	December 31, 2020
Acquired lease intangible assets	$49,760	$55,352
Deferred leasing costs and other	54,198	57,481
	103,958	112,833
Less—accumulated amortization	(46,719)	(49,662)
Total	$57,239	$63,171

 Amortization of deferred leasing costs, leasing intangibles and other is included in depreciation and amortization expense in the accompanying consolidated statements of operations. The amortization of above market lease intangibles is included as a reduction to revenue. The amounts of such amortization included in the accompanying consolidated statements of operations are as follows:

	Six Months Ended June 30,
	2021	2020
Amortization of deferred leasing costs, lease intangibles and other	$5,431	$7,131
Amortization of above market lease intangibles	467	483

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

At June 30, 2021 and December 31, 2020, deferred revenue, intangibles, net and other liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Unamortized in-place lease liabilities	$43,863	$45,479
Retainages payable and other	3,361	1,943
Tenant rents received in advance	10,380	11,716
Lease liabilities	26,252	26,511
Total	$83,856	$85,649

The amortization of below market lease intangibles is included as a component of minimum rent in the accompanying consolidated statements and was $1.4 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively.

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

    In connection with the joint venture that owns the Embassy Suites at Notre Dame, we provided a repayment guaranty on a $33.8 million construction loan, of which our share is $11.8 million (reflecting our 35% ownership interest in the hotel). Our portion of the repayment guaranty is limited to $5.9 million. The guaranty's term is through the July 1, 2024 maturity date of the loan. The outstanding loan balance as of June 30, 2021 is $33.6 million and our share is $11.8 million.  The loan is secured by the hotel.

As of June 30, 2021, we had outstanding letters of credit totaling $1.2 million.  At that date, there were no amounts advanced against these instruments.

    Note 10. Disposals of Properties

During the six months ended June 30, 2021, the Company sold sixteen ground leases for gross proceeds of $40 million and a net gain of $26.2 million. A portion of the proceeds were utilized to pay down our Credit Facility.

There were no operating properties sold during the six months ended June 30, 2021.

Note 11. Impact of COVID-19

    Since first being reported in December 2019, the novel strain of coronavirus, or COVID-19, has spread globally. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency with respect to COVID-19.

    The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and how it impacts the Company's tenants and business partners. Certain segments of retailers and the Company continued to experience disruption and, going forward, the potential adverse effect of the COVID-19 pandemic, including possible resurgences, and any mutations thereof, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market, global economy, and financial markets, and the extent of such effects, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

    The Company had the following operating trends:

•As of June 30, 2021, substantially all of our tenants have reopened. However, many of these retailers are operating at a lower capacity than normal due to COVID-19. Store closures or the inability to return to full capacity, particularly if for an extended period, increase the risk of business failures and lease defaults.
•As of August 6, 2021, we have collected approximately 98% of rent billings for the three months ended June 30, 2021.
•Many of our tenants have taken on additional debt as a result of COVID-19, including loans administered by the Small Business Administration. To the extent this debt is not forgiven, the increased debt load may hamper their ability to continue to operate and to pay rent, which could cause the Company to realize decreased cash flow and increased vacancies at its properties.

Starting in March 2020 and continuing through July 2021, the Company received rent relief requests from a proportion of its tenants. Some tenants have asserted various legal arguments that they allege relieve them of the obligation to pay rent during the pandemic; the Company and its legal advisers generally disagree with these legal arguments. The Company has evaluated and will continue to evaluate tenant requests for rent relief based on many factors, including the tenant's financial strength, the tenant's operating history, potential co-tenancy impacts, the tenant's contribution to the shopping center in which it operates, the Company's assessment of the tenant's long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors.

As a result of this evaluation, the Company has agreed to deferred rent agreements subject to certain conditions. As of August 6, 2021, there were balances outstanding with approximately 90 tenants totaling $2.1 million. To the extent the Company agrees to defer rent or is otherwise unable to collect rent for certain periods, the Company will realize decreased cash flow, which could significantly decrease the cash available for the Company's operating and capital uses.

Note 12. Subsequent Events

Agreement and Plan of Merger

On July 18, 2021, the Company and KRG Oak, LLC, a Maryland limited liability company and wholly-owned subsidiary of the Company, signed a definitive merger agreement (the "Merger Agreement") with Retail Properties of America, Inc. (“RPAI”), pursuant to which RPAI will merge with and into a wholly-owned subsidiary of the Company in a stock-for-stock exchange (the "Merger").
Under the terms of the Merger Agreement, each outstanding share of RPAI's common stock will be converted into the right to receive 0.623 common shares of the Company plus the right, if any, to receive cash in lieu of fractional Company shares. During the period from the date of the Merger Agreement until the completion of the Merger, the Company is subject to certain restrictions on its ability to engage with third parties regarding alternative acquisition proposals and on the conduct of the Company's business.
The Merger is expected to close in the fourth quarter of 2021, subject to the approval of shareholders of both companies and the satisfaction of other customary closing conditions.

The Operating Partnership has obtained financing commitments for a $1.1 billion senior unsecured interim loan pursuant to a commitment letter dated July 18, 2021, which the Operating Partnership intends to use to repay RPAI indebtedness that cannot be assumed by the Operating Partnership upon closing of the Merger.

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

Currently, one of the most significant factors that could cause actual outcomes to differ significantly from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus ("COVID-19"), including possible resurgences and mutations, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The effects of COVID-19 have caused and may continue to cause many of our tenants to close stores, reduce hours or significantly limit service, making it difficult for them to meet their rent obligations, and therefore has and will continue to impact us significantly for the foreseeable future. COVID-19 has impacted us significantly, and the extent to which it will continue to impact us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the continued speed of the vaccine distribution, the efficacy of vaccines, including against variants of COVID-19, acceptance and availability of vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
    Additional risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:

•the ability to complete the Merger with RPAI, including the satisfaction of the conditions necessary to close the proposed transaction (such as approval by the shareholders of both companies), on the terms or timeline currently contemplated, or at all;

•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement relating to the proposed transaction with RPAI;

•risks associated with acquisitions generally, including the integration of the Company’s and RPAI’s businesses and the ability to achieve expected synergies or cost savings;

•the risk that disruptions caused by or relating to the proposed transaction will harm the Company’s business, including current plans and operations;
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
•property ownership and management risks, including the relative illiquidity of real estate investments, periodic costs to repair, renovate and re-lease space, operating costs and expenses, vacancies or the inability to rent space on favorable terms or at all;
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
•risks related to our current geographical concentration of our properties in Florida, Indiana, Texas, North Carolina, and Nevada;
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

At June 30, 2021, we owned interests in 87 operating properties totaling approximately 16.8 million square feet. We also owned five development and redevelopment projects as of this date.

At June 30, 2020, we owned interests in 86 operating and redevelopment properties totaling approximately 16.7 million square feet. We also owned six development and redevelopment projects as of this date.

Impacts on Business from COVID-19

    The current pandemic of the novel coronavirus, or COVID-19, and the public health measures that have been undertaken in response, have had a significant adverse impact on many of our tenants and on our business. The effects of COVID-19, including related government restrictions, mandatory quarantines, “shelter in place” orders, border closures, “social distancing” practices and other travel and gathering restrictions and practices, have caused many of our tenants to close stores, reduce hours or significantly limit service that may create headwinds for our tenants even after the current restrictions are lifted. Because we cannot estimate when the COVID-19 pandemic and the containment measures will end, if there will be a slowing or potential rollback of "reopenings" in certain states or what short-term or long-term impact the pandemic may have on consumer behavior, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. However, the following operating trends, combined with macroeconomic uncertainty, lead us to believe that our operating results could continue to be significantly affected by COVID-19:

•As of June 30, 2021, substantially all of our tenants have reopened. However, many of these retailers are operating at a lower capacity than normal due to COVID-19. Store closures or the inability to return to full capacity, particularly if for an extended period, increase the risk of business failures and lease defaults.
•As of August 6, 2021, we have collected approximately 98% of rent billings for three months ended June 30, 2021.
•The Company has evaluated and will continue to evaluate tenant requests for rent relief based on many factors, including the tenant’s financial strength, the tenant’s operating history, potential co-tenancy impacts, the tenant’s contribution to the shopping center in which it operates, the Company’s assessment of the tenant’s long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors. As a result of this evaluation, the Company has agreed to deferred rent agreements subject to certain conditions. As of August 6, 2021, there were balances outstanding with approximately 90 tenants totaling $2.1 million. To the extent the Company agrees to defer rent or is otherwise unable to collect rent for certain periods, it could significantly decrease the cash available for the Company’s operating and capital uses.
•Many of our tenants have taken on additional debt as a result of COVID-19, including loans administered by the Small Business Administration. To the extent this debt is not forgiven, the increased debt load may hamper their ability to continue to operate and to pay rent, which could cause the Company to realize decreased cash flow and increased vacancies at its properties.

We have sought to take advantage of opportunities caused by the COVID-19 pandemic. We executed 73 new and renewal leases representing over 637,900 square feet during this quarter. In addition, we are actively negotiating with multiple tenants to lease the vacant anchor boxes that were caused by the disruption from the COVID-19 pandemic. Building upon our previous results, we have leased 7 of the vacant anchor boxes since COVID-19 began and are in active lease negotiations for multiple other spaces.
In addition, we continue to focus also on maintaining a strong balance sheet with significant liquidity. In March 2021, we issued $175.0 million of Exchangeable Notes with a 0.75% coupon to proactively fund our 2022 debt maturities. In addition, we sold 16 ground leases for gross proceeds of $40.0 million. As of June 30, 2021, we have over $600.0 million of liquidity, limited capital commitments, and manageable debt maturities.

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
We expect the significance of the COVID-19 pandemic, including the extent of its effects on our business, financial performance and condition, operating results and cash flows and the economic slowdown, to be dictated by, among other things, the duration of the COVID-19 pandemic, including possible resurgences and mutations, the success of efforts to contain it, the continued speed of the vaccine distribution, the efficacy of vaccines, including against variants of COVID-19, acceptance and availability of vaccines and the impact of actions taken in response to the pandemic. These uncertainties make it difficult to predict operating results for our business. Therefore, there can be no assurances that we will not experience further declines in revenues, net income, FFO, or other operating metrics, which could be material.

Recent Activities

Acquisition and Plan of Merger with RPAI

On July 18, 2021, the Company and KRG Oak, LLC, a Maryland limited liability company and wholly-owned subsidiary of the Company signed a definitive merger agreement with RPAI, pursuant to which RPAI will merge with and into a wholly-owned subsidiary of the Company in a stock-for-stock exchange (the "Merger").
Under the terms of the Merger Agreement, each outstanding share of RPAI's common stock will be converted into the right to receive 0.623 common shares of the Company (the "Exchange Ratio") plus the right, if any, to receive cash in lieu of fractional Company shares. During the period from the date of the Merger Agreement until the completion of the Merger, the Company is subject to certain restrictions on its ability to engage with third parties regarding alternative acquisition proposals and on the conduct of the Company's business.
The Merger is expected to close in the fourth quarter of 2021, subject to the approval of shareholders of both companies and the satisfaction of other customary closing conditions.

The Operating Partnership has obtained financing commitments for a $1.1 billion senior unsecured interim loan pursuant to a commitment letter dated July 18, 2021, which the Operating Partnership intends to use to repay RPAI indebtedness that cannot be assumed by the Operating Partnership upon closing of the Merger.

Operating Activity

During the second quarter of 2021, we executed 73 new and renewal leases totaling 637,995 square feet.  New leases were signed for 27 individual spaces for 159,497 square feet of gross leasable area ("GLA"), while renewal leases were signed on 46 individual spaces for 478,498 square feet of GLA.

For comparable new and renewal leases signed in the second quarter of 2021, which are defined as those for which the space was occupied by a tenant within the last 12 months, we achieved a blended cash rent spread of 9.2% and a blended GAAP rent spread of 14.7%.

Results of Operations

The comparability of results of operations for the three and six months ended June 30, 2021 and 2020 is affected by our redevelopment activities, acquisition activities and operating property dispositions during these periods.  Therefore, we believe it is useful to review the comparisons of our results of operations for these periods in conjunction with the discussion of our activities during those periods, which is set forth below.

Redevelopment Activities

The following properties were under active redevelopment at various times during the period from January 1, 2020 through June 30, 2021:

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

Acquisition Activities

The following properties were acquired at various times during the period from January 1, 2020 through June 30, 2021:

Property Name	MSA	Acquisition Quarter	Owned GLA
Eastgate Crossing	Raleigh, NC	Q4 2020	158,724

Comparison of Operating Results for the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

The following table reflects income statement line items from our consolidated statements of operations for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
($ in thousands)	2021	2020	Net change 2020 to 2021
Revenue:
Rental income	$67,990	$61,538	$6,452
Other property related revenue	1,027	1,676	(649)
Fee income	515	91	424
Total revenue	69,532	63,305	6,227
Expenses:
Property operating	10,227	9,319	908
Real estate taxes	8,550	8,254	296
General, administrative, and other	8,159	6,578	1,581
Merger and acquisition costs	760	—	760
Depreciation and amortization	29,798	31,409	(1,611)
Total expenses	57,494	55,560	1,934
Gains on sale of operating properties, net	50	623	(573)
Operating income	12,088	8,368	3,720
Interest expense	(12,266)	(13,271)	1,005
Income tax benefit of taxable REIT subsidiary	100	202	(102)
Equity in loss of unconsolidated subsidiaries	(244)	(436)	192
Other expense, net	227	351	(124)
Net loss	(95)	(4,786)	4,691
Net income attributable to noncontrolling interests	(147)	17	(164)
Net loss attributable to Kite Realty Group Trust	$(242)	$(4,769)	$4,527

Property operating expense to total revenue ratio	14.7%	14.7%

Rental income (including tenant reimbursements) increased $6.5 million, or 10.5%, due to the following:

Net change 2020 to 2021
Properties or components of properties sold during 2020 or 2021	$(573)
Properties under redevelopment or acquired during 2020 and/or 2021	1,339
Properties fully operational during 2020 and 2021 and other	5,686
Total	$6,452

The net increase of $5.7 million in rental income for properties fully operational during 2020 and 2021 is primarily due to improved collection activity leading to a decrease in bad debt expense, which contributed a positive variance of $7.1 million. These positive variances were partially offset by lower base minimum rent and tenant reimbursements of $1.1 million and $0.5 million, respectively, due to an increase in vacancy driven by the COVID-19 pandemic.

Other property related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity.  This revenue decreased by $0.6 million, due to lower gains on sale of land of $1.0 million partially offset by improved parking revenue during 2021.

The Company generated fee income of $0.5 million and $0.1 million during the three months ended June 30, 2021 and 2020, respectively, from property management and development services provided to unconsolidated joint ventures.

Property operating expenses increased $0.9 million, or 9.7%, due to the following:

Net change 2020 to 2021
Properties under redevelopment or acquired during 2020 and/or 2021	216
Properties fully operational during 2020 and 2021 and other	692
Total	$908

The increase in property operating expenses for properties fully operational during the second quarter of 2020 and the second quarter of 2021 is primarily due to a halt to any non-critical spending in the second quarter of 2020 during the early stages of the COVID-19 pandemic. The Company has continued to focus on cost controls over certain operating expense spend, but the activity has returned to a more normalized state. As a percentage of revenue, property operating expenses remained consistent between periods at 14.7% for both the second quarter of 2020 and second quarter of 2021 due to these cost containment efforts.

Real estate taxes increased $0.3 million, or 3.6%, due to the following:

Net change 2020 to 2021
Properties under redevelopment or acquired during 2020 and/or 2021	192
Properties fully operational during 2020 and 2021 and other	104
Total	$296

The net $0.1 million increase in real estate taxes for properties fully operational during 2020 and 2021 is primarily due to slight increase in real estate tax assessments at certain properties in the portfolio in 2021. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.

General, administrative and other expenses increased $1.6 million, or 24%. The increase is due to certain project-related consulting costs, higher share-based compensation expense, and an increase in certain employee-related costs.

Depreciation and amortization expense decreased $1.6 million, or 5.1%, due to the following:

Net change 2020 to 2021
Properties under redevelopment or acquired during 2020 and/or 2021	504
Properties fully operational during 2020 and 2021 and other	(2,115)
Total	$(1,611)

The net decrease of $2.1 million in depreciation and amortization at properties fully operational during 2020 and 2021 is primarily due to accelerated depreciation and amortization for certain former tenants that occurred in 2020.
Interest expense decreased $1.0 million or 7.6%. The decrease is primarily due to interest costs incurred in the second quarter of 2020 associated with a precautionary $300 million draw on the Credit Facility that was paid back during the remainder of 2020.

Comparison of Operating Results for the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

The following table reflects income statement line items from our consolidated statements of operations for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
($ in thousands)	2021	2020	Net change 2020 to 2021
Revenue:
Rental income	$135,880	$127,066	$8,814
Other property related revenue	2,078	5,956	(3,878)
Fee income	948	195	753
Total revenue	138,906	133,217	5,689
Expenses:
Property operating	20,496	20,120	376
Real estate taxes	17,950	17,188	762
General, administrative, and other	15,435	13,504	1,931
Merger and acquisition costs	760	—	760
Depreciation and amortization	60,431	62,877	(2,446)
Total expenses	115,072	113,689	1,383
Gains on sale of operating properties, net	26,258	1,666	24,592
Operating income	50,092	21,194	28,898
Interest expense	(24,508)	(25,564)	1,056
Income tax benefit of taxable REIT subsidiary	218	306	(88)
Equity in loss of unconsolidated subsidiaries	(562)	(839)	277
Other expense, net	19	249	(230)
Net income (loss)	25,259	(4,654)	29,913
Net income attributable to noncontrolling interests	(926)	(188)	(738)
Net income (loss) attributable to Kite Realty Group Trust	$24,333	$(4,842)	$29,175

Property operating expense to total revenue ratio	14.8%	15.1%

Rental income (including tenant reimbursements) increased $8.8 million, or 6.9%, due to the following:

Net change 2020 to 2021
Properties or components of properties sold during 2020 or 2021	$(765)
Properties under redevelopment or acquired during 2020 and/or 2021	2,121
Properties fully operational during 2020 and 2021 and other	7,458
Total	$8,814

The net increase of $7.5 million in rental income for properties fully operational during 2020 and 2021 is primarily due to improved collection activity leading to a decrease in bad debt expense, which contributed a positive variance of $9.8 million. These positive variances were partially offset by lower base minimum rent of $2.9 million due to an increase in vacancy driven by the COVID-19 pandemic.

Other property related revenue primarily consists of parking revenues, gains on the sale of land and other miscellaneous activity.  This revenue decreased by $3.9 million, due to lower gains on sale of land of $3.7 million slightly offset by improved parking revenue during 2021.

The Company generated fee income of $0.9 million and $0.2 million during the six months ended June 30, 2021 and 2020, respectively, from property management and development services provided to unconsolidated joint ventures.

Property operating expenses increased $0.4 million, or 1.9%, due to the following:

Net change 2020 to 2021
Properties under redevelopment or acquired during 2020 and/or 2021	395
Properties fully operational during 2020 and 2021 and other	(19)
Total	$376

The lack of change in property operating expenses for properties fully operational during the first half of 2020 compared to the first half of 2021 is primarily due to a halt to any non-critical spending in the second quarter of 2020 during the early stages of the COVID-19 pandemic. The Company has continued to focus on cost controls over certain operating expense spend, but the activity has returned to a more normalized state. As a percentage of revenue, property operating expenses decreased slightly between periods from 15.1% to 14.8% due to these cost containment efforts and improved operating results.

Real estate taxes increased $0.8 million, or 4.4%, due to the following:

Net change 2020 to 2021
Properties under redevelopment or acquired during 2020 and/or 2021	308
Properties fully operational during 2020 and 2021 and other	454
Total	$762

The net $0.5 million increase in real estate taxes for properties fully operational during 2020 and 2021 is primarily due to successful real estate tax appeals at certain properties in the portfolio in 2020. The majority of real estate tax expense is recoverable from tenants and such recovery is reflected in rental income.

General, administrative and other expenses increased $1.9 million, or 14.3%. The increase is due to certain project-related consulting costs, higher share-based compensation expense, and an increase in certain employee-related costs.

Depreciation and amortization expense decreased $2.4 million, or 3.9%, due to the following:

Net change 2020 to 2021
Properties under redevelopment or acquired during 2020 and/or 2021	1,356
Properties fully operational during 2020 and 2021 and other	(3,802)
Total	$(2,446)

The net decrease of $3.8 million in depreciation and amortization at properties fully operational during 2020 and 2021 is primarily due to accelerated depreciation and amortization for certain former tenants that occurred in 2020.
Interest expense decreased $1.1 million or 4.1%. The decrease is primarily due to interest costs incurred in the second quarter of 2020 associated with a precautionary $300 million draw on the Credit Facility that was paid back during the remainder of 2020.

Net Operating Income and Same Property Net Operating Income

We use property net operating income (“NOI”), a non-GAAP financial measure, to evaluate the performance of our properties. We define NOI as income from our real estate, including lease termination fees received from tenants, less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions and certain corporate level expenses, including merger and acquisition costs. We believe that NOI is helpful to investors as a measure of our operating performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as depreciation and amortization, interest expense, and impairment, if any.

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

    When evaluating the properties that are included in the same property pool, the Company has established specific criteria for determining the inclusion of properties acquired or those recently under development. An acquired property is included in the same property pool when there is a full quarter of operations in both years subsequent to the acquisition date. Development and redevelopment properties are included in the same property pool four full quarters after the properties have been transferred to the operating portfolio. A redevelopment property is first excluded from the same property pool when the execution of a redevelopment plan is likely and the Company a) begins recapturing space from tenants or b) the contemplated plan significantly impacts the operations of the property. For the quarter ended June 30, 2021, the Company excluded three redevelopment properties from the same property pool that met these criteria and were owned in both comparable periods. In addition, the Company excluded one recently acquired property from the same property pool.

The following table reflects Same Property NOI and a reconciliation to net income attributable to common shareholders for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2021	2020	% Change	2021	2020	% Change
Number of properties for the period[1]	83	83

Leased percentage at period end	91.6%	94.6%		91.6%	94.6%
Economic Occupancy percentage[2]	89.2%	92.4%		89.0%	92.7%

Same Property NOI	$47,303	$42,963	10.1%	$94,180	$91,216	3.2%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:
Net operating income - same properties	$47,303	$42,963		$94,180	$91,216
Net operating income - non-same activity[3]	3,452	2,769		6,280	4,693
Other income (expense), net	83	117		(325)	(284)
General, administrative and other	(8,159)	(6,578)		(15,435)	(13,504)
Merger and acquisition costs	(760)	—		(760)	—
Depreciation and amortization expense	(29,798)	(31,409)		(60,431)	(62,877)
Interest expense	(12,266)	(13,271)		(24,508)	(25,564)
Gain on sales of properties	50	623		26,258	1,666
Net (income) loss attributable to noncontrolling interests	(147)	17		(926)	(188)
Net (loss) income attributable to common shareholders	$(242)	$(4,769)		$24,333	$(4,842)

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

Our Same Property NOI increased 10.1% for the three months ended June 30, 2021, compared to the same period of the prior year. This increase was primarily due to improved collection activity resulting in a significant reduction in bad debt expense in 2021 compared to 2020, which was more heavily impacted by the COVID-19 pandemic.

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
    We have taken various steps to enhance our liquidity since the pandemic began, including the issuance of $175 million of Exchangeable Notes in the first quarter of 2021 to proactively fund our 2022 debt maturities. In addition, we closed on the sale of 16 ground leases for gross proceeds of $40 million. As of June 30, 2021, we have approximately $89.9 million in cash on hand, $4.2 million in restricted cash and escrow deposits, $422.1 million of remaining availability under our revolving credit facility (based on the unencumbered property pool allocated thereto), $125.0 million of short-term deposits, and no debt maturities until 2022. However, because we do not know the ultimate severity and length of the COVID-19 pandemic or the short-term or long-term impact it may have on consumer behavior, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.
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

As of June 30, 2021, we had approximately $422.1 million available under our unsecured revolving credit facility for future borrowings based on the unencumbered property pool allocated to the unsecured revolving credit facility.  We also had $214.9 million in cash, cash equivalents, and short-term deposits as of June 30, 2021.

We were in compliance with all applicable financial covenants under our unsecured revolving credit facility, our unsecured term loans and our senior unsecured notes as of June 30, 2021.

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

On February 23, 2021, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with each of BofA Securities, Inc., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc., pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $150 million of its common shares of beneficial interest, $0.01 par value per share under an at-the-market offering program (the “ATM Program”). As of June 30, 2021, the Company had not sold any common shares under the ATM Program. The Operating Partnership intends to use the net proceeds, if any, to repay borrowings under its unsecured revolving credit facility, to repay other indebtedness and for working capital and other general corporate purposes. The Operating Partnership may also use net proceeds for acquisitions of operating properties and the development or redevelopment of properties, although there are currently no understandings, commitments or agreements to do so.

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

Our Principal Liquidity Needs

Short-Term Liquidity Needs

Near-Term Debt Maturities. As of June 30, 2021, we had $71.1 million of secured debt scheduled to mature prior to June 30, 2022, excluding scheduled monthly principal payments and no debt maturing for the rest of 2021. We believe we have sufficient liquidity to repay this obligation from cash on hand.

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

In May 2021, our Board of Trustees declared a cash distribution of $0.18 per common share and Common Unit for the second quarter of 2021. This distribution was paid on July 16, 2021 to common shareholders and Common Unit holders of record as of July 9, 2021. Future distributions, if any, are at the discretion of the Board of Trustees, which will continue to evaluate our sources and uses of capital, liquidity position, operating fundamentals, maintenance of our REIT qualification and other factors our Board of Trustees may deem relevant, such as the restrictions set forth in the Merger Agreement. The Merger Agreement permits each party to continue to pay regular dividends, aggregated and paid quarterly in accordance with past practice, at a quarterly rate not to exceed $0.18 per common share in the case of the Company or $0.075 per share of common stock in the case of RPAI, provided that the parties will coordinate to have the same record date and the same payment date, which shall be consistent with the Company’s historical record dates and payment dates unless otherwise agreed between the parties. In addition, the Merger Agreement permits each party to make any dividend or distribution that is reasonably necessary to maintain its REIT qualification and/or to avoid the imposition of U.S. federal income or excise tax, provided that the exchange ratio for the Merger will be ratably adjusted to the extent necessary or appropriate to reflect fully the effect of such change resulting from such permitted REIT dividend.

Other short-term liquidity needs include expenditures for tenant improvements, external leasing commissions and recurring capital expenditures.  During the six months ended June 30, 2021, we incurred $0.4 million of costs for recurring capital expenditures on operating properties, $3.0 million of costs for tenant improvements and external leasing commissions, and $1.7 million to re-lease anchor space at our operating properties related to tenants open and operating as of June 30, 2021 (excluding development and redevelopment properties). We currently anticipate incurring approximately $18 million to $24 million of additional major tenant improvement costs related to executed leases for currently vacant space at a number of our operating properties over the next twelve months.

As of June 30, 2021, we had three development projects under construction.  Our share of the total estimated costs of these projects is approximately $12.6 million, of which $4.1 million had been incurred as of June 30, 2021.  We anticipate incurring the majority of the remaining $8.5 million of costs over the next 24 months.  We believe we have sufficient financing in place to fund these projects and expect to do so through cash flow from operations.

Share Repurchase Plan

In February 2021, the Company’s Board of Trustees approved a share repurchase program, authorizing share repurchases up to an aggregate of $150 million (the “Share Repurchase Program”). The Share Repurchase Program will end in February 2022 if not terminated earlier. As of June 30, 2021, the Company has not repurchased any shares under its Share Repurchase Program. The Company intends to fund any future repurchases under the Share Purchase Program with cash on hand or availability under its unsecured credit facility subject to any applicable restrictions under the Company’s unsecured credit facility. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.

Merger Agreement

On July 18, 2021, the Company, KRG Oak, LLC, a Maryland limited liability company and wholly-owned subsidiary of the Company, and RPAI, a Maryland corporation that has elected to be treated as a real estate investment trust for federal income tax purposes, signed a definitive merger agreement pursuant to which RPAI will merge with and into a wholly-owned subsidiary of the Company in a stock-for-stock exchange. The Merger is currently expected to close in fourth quarter of 2021. Refer to “Note 12: Subsequent Events” in our unaudited consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

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

Capital Expenditures on Consolidated Properties

The following table summarizes cash capital expenditures for our development and redevelopment properties and other capital expenditures for the six months ended June 30, 2021:

Six Months Ended
($ in thousands)	June 30, 2021
Active developments and redevelopment	$7,104
Redevelopment opportunities	10
Recently completed redevelopments and other	8,353
Anchor retenanting	2,877
Recurring operating capital expenditures (primarily tenant improvement payments)	2,716
Total	$21,060

We capitalize certain indirect costs such as interest, payroll, and other general and administrative costs related to these development activities.  If we were to experience a 10% reduction in development and redevelopment activities, without a corresponding decrease in indirect project costs, we would have recorded additional expense of less than $0.1 million for the three months ended June 30, 2021.

Debt Maturities

The following table presents maturities of mortgage debt and corporate debt as of June 30, 2021 presented on a calendar year basis:

($ in thousands)	Scheduled Principal Payments	Term Maturity	Total
2021	$1,162	$—	$1,162
2022	1,043	153,500	154,543
2023	806	256,517	257,323
2024	854	—	854
2025	904	330,000	330,904
Thereafter	4,672	550,100	554,772
	$9,441	$1,290,117	$1,299,558
Unamortized net debt premiums and issuance costs, net			(10,189)
Total			$1,289,369

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

Impact of Changes in Credit Ratings on Our Liquidity

We have been assigned investment grade corporate credit ratings from two nationally recognized credit rating agencies. These ratings remain unchanged as of June 30, 2021.

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

Cash Flows

As of June 30, 2021, we had cash, cash equivalents, and restricted cash on hand of $94.1 million. We may be subject to concentrations of credit risk with regard to our cash and cash equivalents.  We place our cash and short-term cash investments with highly rated financial institutions.  While we attempt to limit our exposure at any point in time, occasionally, such cash and investments may temporarily be in excess of FDIC and SIPC insurance limits.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Cash provided by operating activities was $67.4 million for the six months ended June 30, 2021 and $49.8 million for the six months ended June 30, 2020.  The cash flows were positively impacted due to improved collection activity including previously deferred rent from the COVID-19 pandemic.

Cash used in investing activities was $99.5 million for the six months ended June 30, 2021, and $20.6 million in the same period of 2020.  Highlights of significant cash sources and uses in investing activities are as follows:

•Net proceeds of $41.1 million related to the sale of sixteen ground leases in 2021, compared to net proceeds over the same period in 2020 of $5.5 million related to the sales of land;

•Decrease in capital expenditures of $1.2 million and an increase in construction payables of $4.3 million; and

•An investment in a short-term interest-bearing deposit of $125.0 million utilizing the proceeds from the March 2021 exchangeable senior notes issuance.

Cash provided by financing activities was $79.6 million for the six months ended June 30, 2021, and $169.8 million in the same period of 2020.  Highlights of significant cash sources and uses in financing activities during the first six months of 2021 and 2020 are as follows:

•In 2021, we issued $175.0 million of exchangeable senior notes in a private placement offering to proactively fund our 2022 debt maturities. In connection with this issuance we incurred transaction costs of $5.3 million and purchased capped calls for $9.8 million;

•In 2020, we borrowed $300.0 million, net, on the Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic;

•In 2021, we paid down debt by $51.5 million, utilizing a portion of the proceeds from the sale of sixteen ground leases in 2021 and proceeds from the exchangeable senior notes issuance; and

•We made distributions to common shareholders and common unit holders of $28.4 million for the six months ended June 30, 2021 compared to distributions of $28.0 million for the six months ended June 30, 2020.

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

    From time to time, the Company may report or provide guidance with respect to “NAREIT FFO as adjusted” which removes the impact of certain non-recurring and non-operating transactions or other items the Company does not consider to be representative of its core operating results including without limitation, gains or losses associated with the early extinguishment of debt, gains or losses associated with litigation involving the Company that is not in the normal course of business, merger and acquisition costs, the impact on earnings from employee severance, the excess of redemption value over carrying value of preferred stock redemption, and the impact of 2020 bad debt or 2020 accounts receivable ("2020 Collection Impact") which are not otherwise adjusted in the Company’s calculation of FFO.
Our calculations of FFO1 and reconciliation to consolidated net income and FFO, as adjusted, for the three and six months ended June 30, 2021 and 2020 (unaudited) are as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated net (loss) income	$(95)	$(4,786)	$25,259	$(4,654)
Less: net income attributable to noncontrolling interests in properties	(132)	(132)	(264)	(264)
Less: Gain on sales of properties	(50)	(623)	(26,258)	(1,666)
Add: depreciation and amortization of consolidated and unconsolidated entities, net of noncontrolling interests	30,142	31,744	61,113	63,531
FFO of the Operating Partnership[1]	29,865	26,203	59,850	56,947
Less: Limited Partners' interests in FFO	(888)	(769)	(1,758)	(1,508)
FFO attributable to Kite Realty Group Trust common shareholders[1]	$28,977	$25,434	$58,092	$55,439

FFO of the Operating Partnership[1]	$29,865	$26,203	$59,850	$56,947
Add: merger and acquisition costs	760	—	760	—
Less: 2020 Collection Impact	(1,057)	—	(1,267)	—
FFO, as adjusted, of the Operating Partnership	$29,568	$26,203	$59,343	$56,947

____________________
1	“FFO of the Operating Partnership" measures 100% of the operating performance of the Operating Partnership’s real estate properties. “FFO attributable to Kite Realty Group Trust common shareholders” reflects a reduction for the redeemable noncontrolling weighted average diluted interest in the Operating Partnership.

Earnings before Interest, Tax, Depreciation, and Amortization

We define EBITDA, a non-GAAP financial measure, as net income before depreciation and amortization, interest expense and income tax expense of taxable REIT subsidiary. For informational purposes, we have also provided Adjusted EBITDA, which we define as EBITDA less (i) EBITDA from unconsolidated entities, (ii) gains on sales of operating properties or impairment charges, (iii) merger and acquisition costs, (iv) other income and expense, (v) noncontrolling interest EBITDA and (vi) other non-recurring activity or items impacting comparability from period to period. Annualized Adjusted EBITDA is Adjusted EBITDA for the most recent quarter multiplied by four. Net Debt to Adjusted EBITDA is our share of net debt divided by Annualized Adjusted EBITDA. EBITDA, Adjusted EBITDA, Annualized Adjusted EBITDA, Pro-Forma Adjusted EBITDA, Net Debt to Adjusted EBITDA, and Net Debt to Pro-Forma Adjusted EBITDA as calculated by us, are not comparable to EBITDA and EBITDA-related measures reported by other REITs that do not define EBITDA and EBITDA-related measures exactly as we do. EBITDA, Adjusted EBITDA and Annualized Adjusted EBITDA do not represent cash generated from operating activities in accordance with GAAP, and should not be considered alternatives to net income as an indicator of performance or as alternatives to cash flows from operating activities as an indicator of liquidity.

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

($ in thousands)	Three Months Ended June 30, 2021
Consolidated net loss	$(95)
Adjustments to net income:
Depreciation and amortization	29,798
Interest expense	12,266
Income tax benefit of taxable REIT subsidiary	(100)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	41,869
Adjustments to EBITDA:
Unconsolidated EBITDA	502
Merger and acquisition costs	760
Gain on sales of operating properties	(50)
Other income and expense, net	17
Noncontrolling interest	(132)
Adjusted EBITDA	42,966

Annualized Adjusted EBITDA[1]	$171,864

Company Share of Net Debt:
Mortgage and other indebtedness	1,289,369
Plus: Company share of unconsolidated joint venture debt	23,400
Plus: Debt premium and debt issuance costs	10,189
Less: Partner share of consolidated joint venture debt [2]	(587)
Less: Cash, cash equivalents, restricted cash, and short-term deposits	(220,589)
Company Share of Net Debt	1,101,782
Net Debt to Adjusted EBITDA	6.4x

____________________
1	Represents Adjusted EBITDA for the three months ended June 30, 2021 (as shown in the table above) multiplied by four.
2	Partner share of consolidated joint venture debt is calculated based upon the partner's pro-rata ownership of the joint venture, multiplied by the related secured debt balance.

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

As of June 30, 2021, we had outstanding letters of credit totaling $1.2 million, against which no amounts were advanced.

Contractual Obligations

Except with respect to our debt maturities as discussed on page 37, there have been no significant changes to our contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Related to Fixed and Variable Rate Debt

We had $1.3 billion of outstanding consolidated indebtedness as of June 30, 2021 (exclusive of net premiums and issuance costs, net of $10.2 million on acquired indebtedness). As of this date, we were party to various consolidated interest rate hedge agreements totaling $95.0 million, with expiration dates through 2025.  Reflecting these hedge agreements, our fixed and variable rate debt was $1.1 billion (86%) and $0.2 billion (14%), respectively, of our total consolidated indebtedness at June 30, 2021.

As of June 30, 2021, we had $71.1 million of fixed rate debt maturing within the next twelve months.  A 100 basis point change in market interest rates would not materially impact the annual cash flows associated with this debt as the Company expects to retire these loans utilizing cash on hand.  A 100 basis point change in interest rates on our unhedged variable rate debt as of June 30, 2021 would change our annual cash flow by $1.8 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kite Realty Group, L.P.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Kite Realty Group Trust (the sole general partner of Kite Realty Group, L.P.), of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Operating Partnership's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    Other than as noted below, there have been no material changes from the risk factors previously disclosed in response to "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 22, 2021.

Risks Related to the Merger

The Merger may not be completed on the terms or timeline currently contemplated, or at all, and other events may intervene to delay or result in the termination of the proposed Merger.

We expect that the Merger will be completed in the fourth quarter of 2021, assuming all the conditions to closing in the Merger Agreement are satisfied or waived. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside our control. The completion of the Merger is subject to certain conditions, including:

•receipt of the requisite approvals of our shareholders and RPAI stockholders;

•the SEC having declared effective the registration statement on Form S-4 that will be filed in connection with the Merger, and the absence of any stop order or proceedings seeking a stop order;

•the absence of any temporary restraining order, preliminary or permanent injunction or other judgement, order or decree issued by any government authority of competent jurisdiction prohibiting consummation of the Merger or any other transaction contemplated by the Merger Agreement, and the absence of any law enacted, entered, promulgated or enforced by any governmental entity after the date of the Merger Agreement that, in any case, makes illegal the consummation of the Merger;

•the approval for listing on the New York Stock Exchange ("NYSE") of our common shares to be issued in connection with the Merger, subject to official notice of issuance;

•the absence of a material adverse effect on either us or RPAI;

•the accuracy of all representations and warranties made by the parties to the Merger Agreement, subject in most cases to materiality or material adverse effect qualifications, and performance in all material respects of each party’s covenants and agreements in the Merger Agreement;

•receipt by each of us and RPAI of tax opinions relating to the status as a REIT of each company and the qualification of the Merger as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"); and

•other customary conditions specified in the Merger Agreement.

In addition, the Merger Agreement may be terminated under certain circumstances, including by either the Kite Realty or RPAI if (i) the Merger has not been consummated on or before March 31, 2022; (ii) a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining or otherwise prohibiting the Merger, and such order or other action shall have become final and non-appealable; (iii) upon a failure of either party to obtain approval of its shareholders or stockholders; (iv) upon a material, uncured breach by the other party that would cause the closing conditions not to be satisfied, subject to a 45-day cure period; (v) if the other party’s board makes an adverse recommendation change with respect to the transaction; or (vi) prior to obtaining approval of its shareholders or stockholders, and upon payment of the applicable termination fee, in order to enter into a definitive agreement with a third party with respect to a superior acquisition proposal.

We cannot provide assurances that the Merger will be consummated on the terms or timeline currently contemplated, or at all or that other events will not intervene to delay or result in the termination of the proposed Merger.

Our shareholders will be diluted by the Merger.

The Merger will dilute the ownership position of our shareholders and result in RPAI stockholders having an ownership stake in us that is smaller than their current stake in RPAI. Upon completion of the Merger, our continuing shareholders will own approximately 40% of our issued and outstanding common shares and former RPAI stockholders will own approximately 60% of our issued and outstanding common shares. Consequently, our shareholders will have less influence over our management and policies after the effective time of the Merger than they currently exercise over our management and policies.

The Exchange Ratio is fixed and the value of our common shares that RPAI stockholders will receive in the Merger will fluctuate based on the market price of our common shares.

At the effective time of the Merger, each outstanding share of RPAI common stock (other than shares held by us or any of our subsidiaries) will be converted into the right to receive 0.623 of our common shares, plus the right, if any, to receive cash in lieu of fractional common shares of the Company into which such shares of RPAI common stock would have been converted pursuant to the terms and subject to the conditions set forth in the Merger Agreement.

Because the Exchange Ratio is fixed, other than customary adjustments in the event of certain changes in our or RPAI’s capitalization or the payment of certain dividends by us or RPAI reasonably necessary to maintain its REIT qualification and/or to avoid the imposition of U.S. federal income or excise tax, the value of the consideration to be received by RPAI stockholders in the Merger will depend on the market price of our common shares at the time of the Merger. Changes in the market price of our common shares prior to the Merger will affect the market value of the merger consideration that RPAI stockholders will be entitled to receive on the closing date of the Merger. Market price changes may result from a variety of factors (many of which are beyond our control and the control of RPAI), including the following:

•market reaction to the announcement of the Merger and the prospects of the combined company;

•changes in the respective businesses, operations, assets, liabilities and prospects of us and RPAI;

•changes in market assessments of the business, operations, financial position and prospects of us and RPAI;

•market assessments of the likelihood that the Merger will be completed;

•interest rates, general market and economic conditions and other factors generally affecting the market prices of our common shares and RPAI common stock;

•federal, state and local legislation, governmental regulation and legal developments in the business in which we and RPAI operate; and

•other factors beyond our control, including those described or referred to elsewhere under this heading “Risk Factors.”

The market price of our common shares at the closing of the Merger may vary from its price on the date the Merger Agreement was executed, on the date of the proxy statement/prospectus that will be filed in connection with the Merger, and on the date of our special meeting and the RPAI special meeting. As a result, the market value of the merger consideration represented by the Exchange Ratio will also vary. For example, based on the range of closing prices of our common shares during the period from July 16, 2021, the last trading day before public announcement of the Merger, through August 3, 2021, the Exchange Ratio of 0.623 represented a market value per share of RPAI common stock ranging from a low of $11.68 to a high of $12.98.

Because the Merger will be completed after the date of our special meeting, at the time of the special meetings you will not know the exact market value of our common shares that RPAI stockholders will receive upon completion of the Merger. You should consider, among other things:

•if the price of our common shares increases between the date the Merger Agreement was signed, the date of the proxy statement/prospectus that will be filed in connection with the Merger, or the date of the special meetings and the closing of the Merger, RPAI stockholders will receive common shares of the Company that have a market value upon completion of the Merger that is greater than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus that will be filed in connection with the Merger, or the dates of the special meetings, respectively; and

•if the price of our common shares declines between the date the Merger Agreement was signed, the date of the proxy statement/prospectus that will be filed in connection with the Merger, or the date of the special meetings and the closing of the Merger, RPAI stockholders will receive common shares of the Company that have a market value upon the closing of the Merger that is less than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus that will be filed in connection with the Merger, or the dates of the special meetings, respectively.

Therefore, while the number of our common shares to be issued per share of RPAI common stock is fixed, we cannot be sure of the market value of the merger consideration they will receive upon the closing of the Merger.

Our Bylaws provide that the Circuit Court for Baltimore City, Maryland will be the exclusive forum for any internal corporate claims and other matters, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our trustees, executive officers, employees or shareholders.

Our bylaws provide the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, shall be the sole and exclusive forum for (i) any Internal Corporate Claim as defined under the Maryland General Corporation Law, as amended (the “MGCL”), (ii) any derivative action or proceeding brought in the right or on behalf of the Company, (iii) any action asserting a claim of breach of any duty owed by any trustee, officer, employee or agent of the Company to the Company or our shareholders, (iv) any action asserting a claim against the Company or any trustee, officer, employee or agent of the Company arising pursuant to any provision of the MGCL, our Declaration of Trust or our bylaws or (v) any action asserting a claim against the Company or any trustee, officer, employee or agent of the Company that is governed by the internal affairs doctrine.

The federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Since Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce an exclusive forum provision for actions arising under the Securities Act. The provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our trustees, officers, employees or shareholders, which may discourage such lawsuits against us and our trustees, officers, employees or shareholders. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect its business, financial condition and results of operations.

Failure to complete the Merger could negatively affect the value of our common shares and our future business and our financial results.

If the Merger is not completed, our ongoing businesses could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including the following:

•the requirement in the Merger Agreement that, under certain circumstances, we pay RPAI a termination fee of $70 million and/or may be required, under certain circumstances, to reimburse RPAI’s transaction expenses up to $15 million, with the actual amount of such termination fee and expense reimbursement payment subject to an escrow and adjustment mechanism for REIT compliance purposes to provide for a lesser amount if necessary to be paid to RPAI without causing RPAI to fail to meet its REIT requirements for such year;

•having to pay substantial costs relating to the Merger in connection with the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the Merger;

•having our management focusing on the Merger instead of pursuing other opportunities that could be beneficial to us, without realizing any benefits of having the Merger completed; and

•reputational harm due to the adverse perception of any failure to successfully complete the Merger.

If the Merger is not completed, we cannot assure our shareholders that these risks will not materialize and will not materially affect our business, financial results and stock prices.

The pendency of the Merger could adversely affect our business and operations.

In connection with the pending Merger, some of our tenants, prospective tenants or vendors may delay or defer decisions, which could adversely affect our revenues, earnings, funds from operations, cash flows and expenses, regardless of whether the Merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. In addition, due to interim operating covenants in the Merger Agreement, we may be unable (without RPAI's prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

Shareholder litigation could prevent or delay the closing of the Merger or otherwise negatively affect our business and operations.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. We cannot assure you as to the outcome of any lawsuit that may be filed, including the amount of costs associated with defending claims or any other liabilities that may be incurred in connection with such litigation. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe or may prevent the Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

Risks Related to the Company Following the Merger

We may incur substantial expenses related to the Merger and integration of us and RPAI.

We may incur substantial expenses in connection with completing the Merger and integrating the business, operations, networks, systems, technologies, policies and procedures of the two companies. In addition, RPAI’s systems will need to be integrated into our systems, including accounting and finance and asset management. Although we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of the integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realizations of economies of scale and cost savings related to the integration of the businesses following the completion of the Merger.

Following the Merger, we may be unable to integrate our business with RPAI’s business successfully or realize the anticipated synergies and related benefits of the Merger or do so within the anticipated timeframe.

The Merger involves the combination of two companies that currently operate as independent public companies. We will be required to devote significant management attention and resources to integrating the business practices and operations of us and RPAI. Potential difficulties we may encounter in the integration process include the following:

•the inability to combine our and RPAI’s businesses successfully in a manner that permits us to achieve the cost savings anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the timeframe currently anticipated or at all;

•the risk of not realizing all of the anticipated operational efficiencies or other anticipated strategic and financial benefits of the Merger within the expected timeframe or at all;

•the inability to realize the anticipated value from some of RPAI’s assets;

•lost sales and tenants as a result of certain tenants of either us or RPAI deciding not to continue to do business with us;

•the complexities associated with integrating personnel from the two companies;

•the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, strategies, markets and tenant bases;

•the failure to retain key employees, including potential departures of employees of either company before the Merger or of the combined company after the Merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger;

•complexities associated with applying our standards, controls, procedures and policies over a significantly larger base of assets;

•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and

•performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, customers, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business and financial results.

Risks Related to an Investment in the Company’s Common Shares following the Merger

The market price of our common shares following the Merger may be affected by factors different from those affecting the price of our common shares before the Merger.

Upon completion of the Merger, we anticipate that our continuing shareholders will own approximately 40% of the our issued and outstanding common shares and former RPAI stockholders will own approximately 60% of our issued and outstanding common shares.

Our results of operations, as well as the market price of our common shares after the Merger, may be affected by factors different from those currently affecting our or RPAI’s results of operations and the market prices of our common shares or RPAI common stock. These factors include:

•a greater number of our common shares outstanding as compared to the number of currently outstanding shares of our common shares or RPAI common stock;

•different shareholders in us after the Merger; and

•our owning different assets and maintaining different capitalizations.

Accordingly, the historical market prices and financial results of us and RPAI may not be indicative of these matters for us after the Merger.

The market price of our common shares after the Merger may be volatile after the Merger or decline as a result of the Merger.

The United States stock markets, including the NYSE, on which our common shares will continue to be listed under the symbol “KRG” after the Merger, have experienced significant price and volume fluctuations. As a result, the market price of our common shares is likely to be similarly volatile, and investors in our common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly in the future. For example, the market price of our common shares may decline as a result of the Merger if the combined company does not achieve the perceived benefits of the Merger or the effect of the Merger on our financial results is not consistent with the expectations of financial or industry analysts.

In addition, upon consummation of the Merger, our shareholders and RPAI stockholders will own interests in a combined company, which will operate an expanded business with a different mix of properties, risks and liabilities. Our current shareholders and RPAI stockholders may not wish to continue to invest in us, or for other reasons may wish to dispose of some or all of their shares of our common shares. If, following the effective time of the Merger, significant amounts of our common shares are sold, the price of our common shares could decline.

Counterparties to certain of our significant agreements or significant agreements of RPAI may exercise contractual rights under such agreements in connection with the Merger.

We and RPAI are each party to certain agreements that give the counterparty certain rights following a “change in control,” including in some cases the right to terminate such agreements. Under some such agreements, for example certain debt obligations, the Merger may constitute a change in control and therefore the counterparty may exercise certain rights under the agreement upon the closing of the Merger. Any such counterparty may request modifications of its respective agreements as a condition to granting a waiver or consent under its agreement. There is no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available, that the exercise of any such rights will not have a material impact on us or that any modifications of such agreements will not result in a material adverse effect to us.

We will have a significant amount of indebtedness following the Merger and may need to incur more in the future.

We had outstanding indebtedness of approximately $1.3 billion as of August 3, 2021 and, in connection with the Merger, expects to incur additional indebtedness. The incurrence of new indebtedness could have adverse consequences on our business following the Merger, such as:

•requiring us to use a substantial portion of its cash flow from operations to service its indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, and other general corporate purposes and reduce cash for distributions;

•limiting our ability to obtain additional financing to fund its working capital needs, acquisitions, capital expenditures, or other debt service requirements or for other purposes;

•increasing our costs of incurring additional debt;

•increasing our exposure to floating interest rates;

•limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•restricting us from making strategic acquisitions, developing properties, or exploiting business opportunities;

•restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;

•exposing us to potential events of default (if not cured or waived) under covenants contained in its debt instruments that could have a material adverse effect on our business, financial condition, and operating results;

•increasing our vulnerability to a downturn in general economic conditions; and

•limiting our ability to react to changing market conditions in its industry.

The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition, and liquidity.

Risks Related to Tax Following the Merger

If the Merger does not qualify as a reorganization there may be adverse tax consequences.

The parties intend that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Code, and it is a condition to the Merger that we and RPAI receive opinions from each party’s respective counsel to the effect that, for U.S. federal income tax purposes, the Merger will constitute a reorganization within the meaning of Section 368(a) of the Code. These tax opinions represent the legal judgment of counsel rendering the opinion and are not binding on the internal revenue service or the courts. If the Merger were to fail to qualify as a reorganization, U.S. holders of shares of RPAI common stock generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the Company's common shares and cash in lieu of fractional common shares of the Company received by such holder in the Merger; and (ii) such holder's adjusted tax basis in its RPAI stock.

We may incur adverse tax consequences if we have failed or fail, or if RPAI has failed, to qualify as a REIT for U.S. federal income tax purposes.

We believe we have operated and believe RPAI has operated in a manner that has allowed each Company to qualify as a REIT for U.S. federal income tax purposes under the Code and that each company intends to continue to do so through the time of the Merger. We intend to operate in a manner that we believes allows us to qualify as a REIT after the Merger. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as we do and will continue to do after the Merger). The determination of various factual matters and circumstances not entirely within the control of the Company or RPAI may affect its ability to qualify as a REIT. In order to qualify as a REIT, each of the Company and RPAI must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.

If we lose our REIT status, or are determined to have lost our REIT status in a prior year, we will face serious tax consequences that would substantially reduce our cash available for distribution, including cash available to pay dividends to our stockholders, because:

•we would be subject to U.S. federal income tax on our net income at regular corporate rates for the years we did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to shareholders in computing our taxable income);

•we could be subject to the federal alternative minimum tax and possibly increased state and local taxes for such periods;

•unless we are entitled to relief under applicable statutory provisions, neither the Company nor any "successor" corporation, trust or association could elect to be taxed as a REIT until the fifth taxable year following the year during which we were disqualified;

•if we were to re-elect REIT status, we would have to distribute all earnings and profits from non-REIT years before the end of the first new REIT taxable year; and

•for the five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, we would be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.
Even if we retain our REIT status, if RPAI loses its REIT status for a taxable year before the Merger, we will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to our stockholders, because:

•unless we are entitled to relief under applicable statutory provisions, the Company, as the "successor" trust to RPAI, could not elect to be taxed as a REIT until the fifth taxable year following the year during which RPAI was disqualified;

•the Company, as the successor by merger to RPAI, would be subject to any corporate income tax liabilities of RPAI, including penalties and interest;

•assuming that we otherwise maintained its REIT qualification, we would be subject to tax on the built-in gain on each asset of RPAI existing at the time of the Merger if we were to dispose of the RPAI asset for up to five years following the Merger; and

•assuming that we otherwise maintained its REIT qualification, we would succeed to any earnings and profits accumulated by RPAI for taxable periods that it did not qualify as a REIT, and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits.
In addition, if there is an adjustment to RPAI’s taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in order to maintain RPAI's REIT status. That deficiency dividend procedure could require us to make significant distributions to its shareholders and to pay significant interest to the IRS.

As a result of these factors, our failure (before or after the Merger), or RPAI's failure (before the Merger), to qualify as a REIT could impair our ability after the Merger to expand its business and raise capital, and would materially adversely affect the value of our common shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases; Unregistered Sales of Securities

    During the three months ended June 30, 2021, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest under our 2013 Equity Incentive Plan ("2013 Plan"). These shares were repurchased by the Company.

The following table summarizes all of these repurchases during the three months ended June 30, 2021:

Period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs [2]
April 1 - April 30	702	19.71	—	$150,000,000
May 1 - May 31	—	—	—	$150,000,000
June 1 - June 30	—	—	—	$150,000,000
Total	702

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
(2) Represents amounts outstanding under the Company's authorized $150 million share repurchase program announced on February 23, 2021. This program may be suspended or terminated at any time by the Company and will end in February 2022 if not terminated earlier.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

 Not Applicable

Item 6.	Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of July 18, 2021, by and among Kite Realty Group Trust, KRG Oak, LLC, and Retail Properties of America, Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 19, 2021

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.3	Articles of Amendment to the Articles of Amendment and Restatement of Declaration of Trust of the Company, as supplemented and amended.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 20, 2020

3.4	Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Kite Realty Group Trust filed with the SEC on February 27, 2015

3.5	First Amendment to the Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 28, 2015

3.6	Second Amendment to the Second Amended and Restated Bylaws of the Company, as amended	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on May 20, 2020

3.7	Third Amendment to the Second Amended and Restated Bylaws of Kite Realty Group Trust, as amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on July 19, 2021

4.1	Form of Common Share Certificate	Incorporated by reference to Exhibit 4.1 to Kite Realty Group Trust's registration statement on Form S-11 (File No. 333-114224) declared effective by the SEC on August 10, 2004

4.2	Indenture, dated September 26, 2016, between Kite Realty Group, L.P., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.3	First Supplemental Indenture, dated September 26, 2016, among Kite Realty Group, L.P., Kite Realty Group Trust, as possible future guarantor, and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.4	Form of Global Note representing the Notes	Incorporated by reference to Exhibits 4.2 and 4.3 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on September 27, 2016

4.5	Indenture, dated as of March 22, 2021, among Kite Realty Group, L.P., as issuer, Kite Realty Group Trust, as REIT, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

4.6	Form of Global Note representing the 0.75% Exchangeable Senior Notes due 2027 (included in Exhibit 4.5)	Incorporated by reference to Exhibit 4.1 and 4.2 to the Current Report on Form 8-K of Kite Realty Group Trust filed with the SEC on March 22, 2021

31.1	Certification of principal executive officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of principal financial officer of the Parent Company required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

KITE REALTY GROUP TRUST

August 6, 2021	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 6, 2021	By:	/s/ Heath R. Fear
(Date)		Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KITE REALTY GROUP, L.P.

By: Kite Realty Group Trust, its sole general partner

August 6, 2021	By:	/s/ John A. Kite
(Date)		John A. Kite
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 6, 2021	By:	/s/ Heath R. Fear
(Date)		Heath R. Fear
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)